Form 10QSB
period 1996-06-30
IRIDEX CORP
filed 1996-08-14
CIK 1006045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                   to

                         Commission File Number: 0-27598

                               IRIDEX CORPORATION

             (Exact name of registrant as specified in its charter)


             Delaware                                           77-0210467
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                              identification No.)



                                 340 PIONEER WAY
                         MOUNTAIN VIEW, CALIFORNIA 94041
          (Address of principal executive offices, including zip code)

                                 (415) 962-8100
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     (1) Yes [X] No [ ]; (2) Yes [X ] No [ ]

The number of shares of Common Stock, $.01 par value, issued and outstanding as of June 30, 1996 was 6,336,443.

                               IRIDEX CORPORATION

                                TABLE OF CONTENTS

                                                                                                         Page
                                                                                                         ----
PART I.      FINANCIAL INFORMATION

ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

             Condensed Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995               3

             Condensed Consolidated Statements of Income for the three months and six months
             ended June 30, 1996 and June 30, 1995                                                         4

             Condensed Consolidated Statements of Cash Flows for the six months
             ended June 30, 1996 and June 30, 1995                                                         5

             Notes to Condensed Consolidated Financial Statements                                          6

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS                                                                     7


PART II.     OTHER INFORMATION

ITEM 4.      SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                                            14

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                                             14


SIGNATURE                                                                                                 15

INDEX TO EXHIBITS                                                                                         16

                               IRIDEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                             JUNE 30,       DECEMBER 31,
                                                                                              1996             1995*
                                                                                             --------       ------------
                                               ASSETS                                      (unaudited)
Current assets:
        Cash and equivalents                                                                 $ 15,402         $  1,227
        Accounts receivable, net                                                                2,584            2,478
        Inventories                                                                             1,868            1,256
        Prepaids and other current assets                                                         137              285
        Deferred income taxes                                                                     795              795
                                                                                             --------         --------
               Total current assets                                                            20,786            6,041
        Available-for-sale securities                                                           1,000               --
        Property and equipment, net                                                               450              254
        Deferred income taxes                                                                     100              100
                                                                                             --------         --------
               Total assets                                                                  $ 22,336         $  6,395
                                                                                             ========         ========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                                                     $    619         $    293
        Accrued expenses                                                                          995            1,401
        Capital lease obligation                                                                   13               16
                                                                                             --------         --------
               Total current liabilities                                                        1,627            1,710

Stockholders' equity:
        Convertible preferred stock, $.01 par value:
               Authorized:  Series A through D1:  3,783,330 shares;
               Issued and outstanding:  none in 1996 and 1,891,663 shares in 1995
               (Liquidation value:  $  5,219)                                                                       19
        Common stock, $.01 par value:
               Authorized:  30,000,000 shares;
               Issued and outstanding:  6,336,443 shares in 1996 and 1,505,424 shares
               in 1995                                                                             63               15
        Additional paid-in capital                                                             21,077            5,489
        Accumulated deficit                                                                      (431)            (838)
                                                                                             --------         --------
               Total stockholders' equity                                                      20,709            4,685
                                                                                             --------         --------
               Total liabilities and stockholders' equity                                    $ 22,336         $  6,395
                                                                                             ========         ========

- ---------------

*Derived from the Company's audited financial statements.

                               IRIDEX CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                    ---------------------------  -------------------------
                                                         1996          1995          1996          1995
                                                    -------------  ------------  -------------  ----------
Sales                                                  $ 2,486       $ 2,166       $ 4,903       $ 4,254
Cost of sales                                              948           745         1,880         1,437
                                                       -------       -------       -------       -------
         Gross profit                                    1,538         1,421         3,023         2,817
                                                       -------       -------       -------       -------
Operating expenses:
         Research and development                          331           204           601           363
         Selling, general and administrative             1,109           905         2,165         1,770
                                                       -------       -------       -------       -------
                  Total operating expenses               1,440         1,109         2,766         2,133
                                                       -------       -------       -------       -------
Income from operations                                      98           312           257           684
Other income, net                                          206             5           298            17
                                                       -------       -------       -------       -------
         Income before provision for income
         taxes                                             304           317           555           701
Provision for income taxes                                (122)         (136)         (148)         (297)
                                                       -------       -------       -------       -------
                  Net income                           $   182       $   181       $   407       $   404
                                                       -------       -------       -------       -------
Net income per share                                   $  0.03       $  0.04       $  0.07       $  0.09
                                                       =======       =======       =======       =======
Shares used in per share calculation                     6,758         4,549         6,227         4,537
                                                       =======       =======       =======       =======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               IRIDEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                               -------------------------
                                                                                  1996           1995
                                                                               ----------      ---------
Cash flows from operating activities:
         Net income                                                             $    407       $    404
         Adjustments to reconcile net income to net cash provided by operating activities:
                  Depreciation                                                        72             26
                  Provision for doubtful accounts                                   (118)            --
                  Changes in operating assets and liabilities:
                          Accounts receivable                                         12            (92)
                          Inventories                                               (612)            68
                          Prepaids and other current assets                          148            (68)
                          Accounts payable                                           326            123
                          Accrued expenses                                          (406)           295
                                                                                --------       --------
                          Net cash provided by operating activities                 (171)           756
                                                                                --------       --------
Cash flows from investing activities:
       Acquisition of property and equipment                                        (268)          (118)
         Purchase of available-for-sale securities                                (1,000)            --
                                                                                --------       --------
                          Net cash used in investing activities                   (1,268)          (118)
                                                                                --------       --------
Cash flows from financing activities:
         Payments on bank borrowings                                                  --           (125)
         Payment on capital lease obligations                                         (3)            (4)
         Issuance of common stock, net                                            15,617             13
                                                                                --------       --------
                  Net cash provided by (used in) financing activities             15,614           (116)
                          Net increase in cash and cash equivalents               14,175            522
Cash and cash equivalents at beginning of period                                   1,227            684
                                                                                --------       --------
Cash and cash equivalents at end of period                                      $ 15,402       $  1,206
                                                                                ========       ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               IRIDEX CORPORATION
                             CONDENSED CONSOLIDATED
                          NOTES TO FINANCIAL STATEMENTS
                  (information for the three months ended and
             six months ended June 30, 1996 and 1995 is unaudited)


1. BASIS OF PRESENTATION

The condensed consolidated financial statements at June 30, 1996 and for the three month and six month periods then ended are unaudited (except for the balance sheet information as of December 31, 1995, which is derived from the Company's audited financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-00320), which was declared effective by the Securities and Exchange Commission on February 15, 1996. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results for the year ending December 31, 1996, or any future interim period.

2. INVENTORIES COMPRISE: (IN THOUSANDS)

                                          JUNE 30, 1996    DECEMBER 31, 1995
                                          -------------    -----------------
                                           (UNAUDITED)
Raw materials and work in progress            $  985            $  614
Finished goods                                   883               642
                                              ------            ------
Total inventories                             $1,868            $1,256
                                              ======            ======

3. AVAILABLE-FOR-SALE SECURITIES

At June 30, 1996, available-for-sale securities consisted of one government bond due in December 2017 and which was sold in July 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those set forth in such forward-looking statements as a result of the factors set forth under "Factors Affecting Operating Results" and other risks detailed in the Company's Registration Statement on Form SB-2 (Reg. Stmt. No. 333-00320) declared effective by the Securities and Exchange Commission on February 15, 1996 and detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

OVERVIEW

          To date, substantially all of the Company's revenues have been derived from sales of its OcuLight Diode Laser Photocoagulator system (the "OcuLight IR System"), an infrared, invisible light, semiconductor-based laser console and interchangeable delivery devices, into the ophthalmic medical device market. The Company expects that sales of the OcuLight IR System will continue to account for a majority of the Company's revenues, at least through 1996. The Company expects to introduce its visible light semiconductor-based photocoagulator system (the "Oculight GL") in the third quarter of 1996, subject to FDA review and clearance. The Company expects revenue in the second half of 1996 to increase due primarily to the introduction of the OcuLight GL internationally and domestically. Because sales of the Company's OcuLight IR System represent a significant portion of the infrared laser market, increased sales of the Company's infrared system will depend on the rate at which users convert to infrared photocoagulators. Revenue from product sales is generally recognized at the time of shipment (net of allowances or discounts), while revenue from services is recognized upon performance of the applicable services. The Company's revenue has increased primarily due to growth in unit sales as a result of greater market penetration and an expanded product offering.

         Sales in the United States are derived from direct sales to end users and internationally are derived from sales to 39 distributors who resell to hospitals and physicians. Sales to international distributors are made on open credit terms or letters of credit and generally are not subject to a right of return unless the Company terminates a distributor. The Company believes its distributors carry minimal inventory. Although sales of the Company's products internationally currently are denominated in United States dollars, international sales are subject to a variety of risks including fluctuations in foreign currency exchange rates, shipping delays, generally longer receivables collection periods, changes in applicable regulatory policies, international monetary conditions, domestic and foreign tax policies, trade restrictions, duties and tariffs and economic and political instability. These factors are ameliorated somewhat because the Company has sold its products internationally in 63 countries. Accordingly, to date the Company has not experienced any material impact on its results of operations due to fluctuations in currency exchange rates or the other factors set forth herein.

         Although the Company has been profitable on an annual and quarterly basis since the quarter ended December 31, 1993, the Company's sales and operating results have varied on a quarterly basis and such fluctuations are expected to continue in future periods. The Company believes that its gross margins in 1996 will be somewhat lower than gross margins in the second half of 1995, primarily because of increases in fixed costs incurred to support expansion of the Company's business and decreases in average selling price. In addition, the Company has been incurring and expects to continue to incur increased operating expenses in 1996 associated with the planned introduction of its visible light photocoagulator system, the OcuLight GL. These increases are expected to result in significantly lower operating margins in at least the first three quarters of 1996. Increases in operating margins will depend significantly on the successful introduction and market acceptance of this visible light photocoagulator as well as increased sales of existing OcuLight Systems.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of net sales of certain items in the Company's income statement for the periods indicated.

                                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                                        ---------------------     ---------------------
                                                        JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                                          1996         1995         1995         1996
                                                        --------     --------     --------     --------
Sales ...........................................        100.0%       100.0%       100.0%       100.0%
Cost of sales ...................................         38.1         34.4         38.3         33.8
                                                         -----        -----        -----        -----
         Gross profit ...........................         61.9         65.6         61.7         66.2
Operating expenses:
     Research and development ...................         13.3          9.4         12.3          8.5
     Sales, general and administrative ..........         44.7         41.8         44.2         41.6
                                                         -----        -----        -----        -----

         Total operating expenses ...............         58.0         51.2         56.5         50.1

Income from operations ..........................          3.9         14.4          5.2         16.1
Other income (expense), net .....................          8.3          0.2          6.1          0.4
                                                         -----        -----        -----        -----
Income before benefit from (provision for) income
taxes ...........................................         12.2         14.6         11.3         16.5
Benefit from (provision for) income taxes .......         (4.9)        (6.2)        (3.0)        (7.0)
                                                         -----        -----        -----        -----
Net income ......................................          7.3%         8.4%         8.3%         9.5%
                                                         =====        =====        =====        =====

          Sales. Sales increased 14.8% to $2.5 million for the three months ended June 30, 1996 from $2.2 million for the three months ended June 30, 1995. For the six months ended June 30, 1996, net sales increased 15.3% to $4.9 million from $4.3 million for the six months ended June 30, 1995. The growth in sales over these periods was primarily attributable to increased unit volume as the Company expanded its product offerings and broadened its customer base, offset somewhat by slight decreases in average selling prices. International sales of $1.1 million accounted for 43.8% of sales in the three months ended June 30, 1996 compared to $1.2 million or 53.7% of sales in the comparable 1995 period. For the six months ended June 30, 1996, international sales accounted for $2.3 million, or 49.4% of sales compared to $2.1 million, or 48.4% of sales for the six months ended June 30, 1995. The Company expects revenues from international sales to continue to account for a substantial portion of its sales. The decrease in revenue from international sales of approximately $.2 million is primarily due to the international introduction of the OcuLight GL that resulted in bookings, but no shipments in the quarter ended June 30, 1996. The Company expects to begin shipment of the OcuLight GL in the third quarter of 1996, pending FDA clearance.

         Gross Profit. The Company's gross profit increased 8.2% to $1.5 million for the three months ended June 30, 1996 from $1.4 million for the three months ended June 30, 1995. For the six months ended June 30, 1996, gross profit increased 7.3% to $3.0 million from $2.8 million for the six months ended June 30, 1995. Gross profit as a percentage of net sales for the three and six months ended June 30, 1996 were 61.9% and 61.7%, respectively, as compared to 65.6% and 66.2%, respectively, for the three and six months ended June 30, 1995. Increasing competition has resulted in a downward trend in average selling prices of the Company's products. The Company expects continued competitive pressure on the prices of its products and therefore a somewhat lower gross profit in future periods. The Company intends to continue its efforts to reduce the cost of components and thereby mitigate the impact of price reductions on its gross profits. The Company also expects its gross profit to continue to fluctuate due to changes in the relative proportions of domestic and international sales, costs associated with new product introductions and a variety of other factors. The Company believes that its gross profit in 1996 will be somewhat lower than gross profit in the second half of 1995, primarily because of increases in fixed costs incurred to support expansion of the Company's business and decreases in average selling prices.

          Research and Development. Research and development expenses increased by 62.3% to $.3 million for the three months ended June 30, 1996 from $.2 million for the three months ended June 30, 1995. For the six months ended June 30, 1996, research and development expenses increased 65.6% to $.6 million from $.4 million for the six months ended June 30, 1995, increasing as a percentage of net sales to 12.3% for the six months ended June 30, 1996 from 8.5% for the comparable prior year six month period. The increase in research and development expenses during this period was primarily attributable to an increase in personnel as the Company increased its product development efforts, particularly those directed at the introduction of the new visible light photocoagulator system, the OcuLight GL, expected to be released in the third quarter of 1996, pending FDA clearance. The Company expects these expenses for research and development to continue to increase in absolute dollars during the second half of 1996 in connection with the completion of the development of its visible light photocoagulator system and thereafter in connection with other development activities.

         Sales, General and Administrative. Sales, general and administrative expenses grew by 22.5% to $1.1 million for the three months ended June 30, 1996 from $.9 million for the three months ended June 30, 1995. For the six months ended June 30, 1996, sales, general and administrative expenses increased 22.3% to $2.2 million from $1.8 million for the six months ended June 30, 1995, increasing as a percentage of net sales to 44.2% for the six months ended June 30, 1996 from 41.6% for the comparable prior year six month period. The increases in sales, general and administrative expenses were primarily due to the hiring of additional marketing employees to address new opportunities, to support expanding unit volumes and growth of sales of products, particularly for the OcuLight GL, scheduled to be introduced in the second half of 1996 and the expenses associated with the marketing launch of the OcuLight GL. During 1995, the Company began implementing a new management information system in manufacturing and expects to expand this system throughout the Company during 1996 and 1997. The Company expects these expenses to continue to increase during the second half of 1996 to support the introduction of the OcuLight GL.

         Income Taxes. The Company's effective tax rate decreased to 40.1% for the three months ended June 30, 1996 from 42.9% for the three months ended June 30, 1995. For the six months ended June 30, 1996, the effective tax rate decreased to 26.7% from 42.4% for the six months ended June 30, 1995. These rates differ from the federal statutory rate primarily due to the utilization of tax credits.

LIQUIDITY AND CAPITAL RESOURCES

         Since January 1994, the Company has funded its operations primarily from cash generated from operations. At June 30, 1996, the Company's primary sources of liquidity included cash and cash equivalents of $15.4 million and available bank borrowings of $1.0 million under its unsecured line of credit which bears interest at the bank's prime rate plus 0.75% and expires on October 1, 1996. No borrowings were outstanding under this line of credit at June 30, 1996.

         During the six-month period ended June 30, 1996, the Company used $.2 million in operating activities. Sources of cash included net income of $.4 million offset by increases in inventories of $.6 million. The increase in inventories is due to the purchase of components for the Company's new visible light laser photocoagulator, the

OcuLight GL, which the Company expects to ship in the third quarter of 1996, pending FDA clearance, and to purchases of components for the Company's other products.

         The Company used $1.3 million in investing activities during the six months ended June 30, 1996. Investing activities consisted of the acquisition of $.3 million of property and equipment used in the development and production of the new OcuLight GL product and $1.0 million for the purchase of available-for-sale securities with maturities of greater than one year.

         In February 1996, the Company sold 1,982,500 shares of its Common Stock in connection with its initial public offering ("IPO"). The net proceeds of this offering were approximately $15.6 million after deducting underwriting discounts and commissions and expenses of the offering. The Company has used a portion of the net proceeds from the IPO for purchases of inventory, leasehold improvements and payment of certain accrued liabilities. The Company believes that, based on current estimates, current cash balances, its credit facility and net cash provided by operating activities, will be sufficient to meet its working capital and capital expenditure requirements through 1997.

FACTORS AFFECTING OPERATING RESULTS

          Dependence on Existing Products and on Market Acceptance of Infrared Photocoagulators. To date, substantially all of the Company's revenues have been derived from sales of its OcuLight Diode Laser Photocoagulator system (the "OcuLight IR System"), an infrared, invisible light, semiconductor-based laser console and interchangeable delivery devices, into the ophthalmic medical device market. The Company expects that sales of the OcuLight IR System will continue to account for a majority of the Company's revenues at least through 1996. The Company expects to introduce its visible light semiconductor-based photocoagulator system in the third quarter of 1996, subject to FDA review and clearance. The ophthalmic community historically has used argon-gas photocoagulators which produce visible light and the substantial majority of photocoagulators sold for ophthalmic purposes are argon-gas. Because sales of the Company's OcuLight IR System represent a significant portion of the infrared laser market, increased sales of the Company's infrared system will depend on the rate at which users convert to infrared photocoagulators. Equipment purchasing decisions may be based on a number of factors, in addition to price and performance. For example, many ophthalmologists have been trained in medical school to use visible lasers and may be reticent to change to infrared lasers. There can be no assurance that the OcuLight IR System will continue to be accepted by the market or that other competitive treatments will not be developed, and therefore that sales derived from the OcuLight IR System will continue to grow at historical rates or be sustainable at current sales levels. Any decline in the demand for the OcuLight IR System or any failure of sales derived from such products to meet the Company's expectations would have a material adverse effect on the business, results of operations and financial condition of the Company.

          Dependence on Successful Development and Introduction of Visible Photocoagulator. The Company is currently developing a new semiconductor-based photocoagulator system, the OcuLight GL, that emits visible light similar to the argon-gas lasers currently used. The Company is devoting significant resources to the development and commercial introduction of the OcuLight GL which it expects to introduce during the third quarter of 1996, subject to FDA review and approval. The Company filed a 510(k) covering the OcuLight GL with the FDA in March 1996 and in May 1996 responded to FDA inquiries relating to this 510(k) submission. The Company believes that the growth of its sales will be substantially dependent upon the success of this visible light laser system. This system is currently being released for manufacturing. The process of successfully developing and introducing a new product involves a significant amount of risk. Once developed, a market clearance must be obtained from the FDA before the product can be sold domestically. This process can be lengthy. Unexpected difficulties may occur in the manufacturing process. For example, the Company is currently experiencing delays in its manufacturing of the OcuLight GL due to the inability of a supplier of a sole-source component to deliver components in volume. The Company is working with this supplier to resolve these difficulties and expects to ship the OcuLight GL in the third quarter of 1996, pending FDA clearance. Additionally, once introduced, despite testing by the Company, quality and reliability problems may arise which may result in reduced bookings, manufacturing rework costs, delays in collecting accounts receivable, additional service and warranty costs and a decline in the Company's competitive position. Moreover, the Company believes that recommendations by ophthalmologists and clinicians for use of this laser will be essential for its market acceptance. Ophthalmologists and clinicians will not recommend this laser or related treatments unless they conclude, based upon clinical data and other factors, that it is a beneficial alternative to other technologies and treatments, including more established argon gas lasers. There can be no assurance that this visible laser system will receive FDA clearance, be manufactured on a cost-effective and timely basis, and be successfully introduced or achieve market acceptance. Additionally, even if this visible light photocoagulator system achieves initial market acceptance, it will compete directly with established argon-based photocoagulator systems currently sold by the Company's competitors and the Company expects to experience significant competitive pressures. Failure of the OcuLight GL system to achieve market acceptance for any reason would have a material adverse effect on the Company's business, results of operations and financial condition.

         Dependence on Development of New Products and New Applications. The Company's future success will depend upon, among other factors, its ability to develop, obtain regulatory approval, manufacture and introduce on a timely and cost-effective basis as well as successfully sell and achieve market acceptance of new products and applications and enhanced versions of existing products. The extent of, and rate at which, market acceptance and penetration are achieved by future products, including the new visible light photocoagulator system, is a function of many variables, including price, safety, efficacy, reliability, marketing and sales efforts, the development of new applications for these products and general economic conditions affecting purchasing patterns. Even if the Company's products achieve clinical acceptance, there can be no assurance that the Company can successfully manage the introduction of such products into the ophthalmic market. The failure of the Company to successfully develop and introduce new products or enhanced versions of existing products would have a material adverse effect on the Company's business, operating results and financial condition. The Company is seeking to expand the market for its existing and new products by working with clinicians and third parties to identify new applications for its products, validating new procedures which utilize its products and responding more effectively to new procedures. There can be no assurance that the Company's efforts to develop new applications for its products will be successful, that it can obtain regulatory approvals to use its products in new clinical applications in a timely manner, or at all, or gain satisfactory market acceptance for such new applications. Failure to develop and achieve market acceptance of new applications would have a material adverse effect on the Company's business, results of operations and financial condition.

          Dependence on Key Manufacturers and Suppliers. The Company relies on third parties to manufacture substantially all of the components used in its products, although the Company assembles critical subassemblies as well as the final product at its facility in Mountain View, California. There are risks associated with the use of independent manufacturers, including unavailability of or delays in obtaining adequate supplies of components and potentially reduced control of quality, production costs and the timing of delivery. The Company has qualified two or more sources for most of the components used in its products. Certain semiconductor laser components purchased from SDL, Inc. ("SDL") are not readily available from other suppliers. The Company is currently experiencing delays in its manufacturing of the OcuLight GL due to the inability of a supplier of a sole-source component to deliver components in volume. The Company is working with this supplier to resolve these difficulties and expects to ship the OcuLight GL in the third quarter of 1996, pending FDA clearance. While the Company is currently seeking to qualify additional suppliers for this component and other components, it will require time to complete qualification of a second supplier and to obtain components from such a second source. To the extent the Company successfully introduces any new products, the Company will have to qualify new suppliers for components. The process of qualifying suppliers may be lengthy. The Company does not have long-term or volume purchase agreements with any of its suppliers and currently purchases components on a purchase order basis. No assurance can be given that these components will be available timely in the quantities required by the Company, on reasonable terms, or at all. Establishing its own capabilities to manufacture these components would require significant scale-up expenses and additions to facilities and personnel and could significantly decrease the Company's profit margins. The Company's business, results of operations and financial condition would be adversely affected if it did not obtain components as required at a reasonable cost or if it could not expand manufacturing capacity to meet demand or if its single facility were disrupted.

          Quarterly Fluctuations in Operating Results. Although the Company has been profitable on an annual and quarterly basis for the last three years, the Company's sales and operating results have varied substantially on a quarterly basis and such fluctuations are expected to continue in future periods. The Company believes that its gross margins in 1996 will be somewhat lower than gross margins in the second half of 1995, primarily because of increases in fixed costs incurred to support expansion of the Company's business and the downward trend in average selling prices primarily due to increased competition. In addition, the Company expects to incur increased operating expenses in the second half of 1996 associated with the planned introduction of the OcuLight GL. Increases may result in lower operating margins in the second half of 1996. Increases in operating margins during the second half of 1996 will depend significantly on the successful introduction and market acceptance of the OcuLight GL as well as increased sales of the other existing OcuLight IR Systems. The Company's operating results are affected by a number of factors, many of which are beyond the Company's control. Factors contributing to these fluctuations include the timing of the introduction and market acceptance of new products or product enhancements by the Company and its competitors, the timing of the development and market acceptance of new applications for the Company's products, changes in pricing by the Company and its competitors, the relatively long and highly variable sales cycle for the Company's products to hospitals and other health care institutions, the cost and availability of components and subassemblies, increased product development costs, and fluctuations in economic and financial market conditions and resulting changes in customers' or potential customers' budgets. The Company expects the inability to obtain a sole-sourced component for its OcuLight GL will impact shipment of the OcuLight GL in the third quarter of 1996. In addition to these factors, the Company's quarterly results have been and are expected to continue to be affected by seasonal factors. The Company manufactures its products to forecast rather than to outstanding purchase orders, and products are typically shipped shortly after receipt of a purchase order. As a result, the Company does not have substantial backlog, and the amount of backlog at any particular date is generally not indicative of its future level of sales. Although the Company's manufacturing procedures are designed to assure rapid response to customer orders, they may in certain instances create a risk of excess or inadequate inventory levels if orders do not match forecasts. The Company has increased its inventory of the OcuLight system during the first half of 1996 in anticipation of allocating substantial manufacturing resources to produce the OcuLight GL in the second half of 1996. The Company's expense levels are based, in part, on expected future sales. If sales levels in a particular quarter do not meet expectations, the Company may be unable to adjust operating expenses quickly enough to compensate for the shortfall, and the Company's results of operations may be adversely affected. In addition, the Company has historically made a significant portion of each quarter's product shipments near the end of the quarter. If that pattern continues, even short delays in shipment of products at the end of a quarter could have a material adverse effect on results of operations for such quarter. As a result of the above factors, sales for any future quarter are not predictable with any significant degree of accuracy and operating results in any period should not be considered indicative of the results to be expected for any future period and there can be no assurance that the Company will remain profitable in the future or that operating results will not vary significantly.

         Dependence on Collaborative Relationships. The Company has entered into collaborative relationships with academic medical centers and physicians in connection with the research and development and clinical testing of its products. The Company plans to collaborate with third parties to develop and commercialize existing and new products. In May 1996, the Company executed an agreement with PDT, Inc. ("PDT"), a maker of photodynamic drugs, under which the Company and PDT will collaborate to develop a device which will emit a laser beam to activate a photodynamic drug being developed by PDT to achieve a desired therapeutic result. The development of this new photodynamic system will require at least three years and significant financial and other resources. There can be no assurance that this collaborative development effort will continue or that it will result in the successful development and introduction of a photodynamic system. The Company believes that these current and future relationships are important because they would allow the Company greater access to funds, to research, development and testing resources and to manufacturing, sales and distribution resources. However, the amount and timing of resources to be devoted to these activities are not within the Company's control. There can be no assurance that such parties will perform their obligations as expected or that the Company's reliance on others for clinical development, manufacturing and distribution of its products will not result in unforeseen problems. Further, there can be no assurance that the Company's collaborative partners will not develop or pursue alternative technologies either on their own or in collaboration with others, including the Company's competitors, as a means of developing or marketing products for the diseases targeted by the collaborative programs and by the Company's products. The failure of any current or future collaboration efforts could have a material adverse effect on the Company's ability to introduce new products or applications and therefore could have a material adverse effect on the Company's business, results of operations and financial condition.

         Dependence on International Sales. The Company derives, and expects to continue to derive, a large portion of its revenue from international sales. In 1994, 1995 and for the first six months of fiscal 1996, the Company's international sales were $3.4 million, $4.2 million, and $2.3 million, or 47.8%, 47.7% and 47.4%, respectively, of total sales. Therefore, a large portion of the Company's revenues will continue to be subject to the risks associated with international sales, including fluctuations in foreign currency exchange rates, shipping delays, generally longer receivables collection periods, changes in applicable regulatory policies, international monetary conditions, domestic and foreign tax policies, trade restrictions, duties and tariffs, and economic and political instability. Each of these factors could have a significant impact on the Company's ability to deliver products on a competitive and timely basis.

         Government Regulation. The medical devices marketed and manufactured by the Company are subject to extensive regulation by the FDA and, in some instances, by foreign and state governments. Pursuant to the Federal Food, Drug and Cosmetic Act of 1976, as amended, and the regulations promulgated thereunder, the FDA regulates the clinical testing, manufacture, labeling, sale, distribution and promotion of medical devices. Before a new device can be introduced into the market, the manufacturer must obtain market clearance through either the 510(k) premarket notification process or the lengthier premarket approval ("PMA") application process. Noncompliance with applicable requirements, including good manufacturing practices ("GMP"), can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

         The Company filed a 510(k) covering the OcuLight GL with the FDA in early March 1996 and responded to FDA inquiries concerning this submission in May 1996. The introduction of the OcuLight GL in the second half of 1996 is dependent on receiving 510(k) notification from the FDA. There can be no assurance that the Company will receive such notification or that such notifications will be received on a timely basis. The failure of the Company to obtain government approvals or any delays in such approvals would have a material adverse effect on the Company's business, results of operations and financial condition.

PART II.    OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.10* Development and Distribution Agreement dated as of May 28, 1996 between PDT, Inc. and the Company.

                  11.1     Statement Regarding Computation of Net Income Per
                           Share

                  27.1     Financial Data Schedule

         (b)      Reports on Form 8-K

                  No reports on Form 8-K have been filed during the period for which this report is filed.

- ----------------------

*  Confidential Treatment requested.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             IRIDEX CORPORATION
                                             (Registrant)


Date:  August 12, 1996                 By:   /s/ Timothy A. Marcotte
                                             -------------------------
                                             Timothy A. Marcotte
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Principal Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
*10.10 Redevelopment and Distribution Agreement dated as of May 28, 1996 between PDT, Inc. and the Company

 11.1    Statement Regarding Computation of Net Income Per Share

 27.1    Financial Data Schedule

- ------------

*  Confidential Treatment requested.