Form 10QSB/A
period 1996-06-30
IRIDEX CORP
filed 1996-09-19
CIK 1006045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1


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

PART II.                     OTHER INFORMATION

ITEM 6.                      EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits
             10.10*         Development and Distribution Agreement dated as of May 28, 1996 between PDT, Inc. and the Company.

             11.1+          Statement Regarding Computation of Net Income Per Share

             27.1+          Financial Data Schedule

        (b)  Reports on Form 8-K

         No reports on Form 8-K have been filed during the period for which this report is filed.

- --------------------------------------------

* Confidential Treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

+  Previously filed.

                                    SIGNATURE

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               IRIDEX CORPORATION
                                               (Registrant)


Date:  September 18, 1996                      By:   /s/ Timothy A. Marcotte
                                                   -------------------------
                                               Timothy A. Marcotte
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Principal Accounting Officer)

                                INDEX TO EXHIBITS



EXHIBIT

*10.10 Redevelopment and Distribution Agreement dated as of May 28, 1996 between PDT, Inc. and the Company
+11.1     Statement Regarding Computation of Net Income Per Share
+27.1     Financial Data Schedule

- --------------------------------------------

* Confidential Treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

+