Form 10QSB
period 1996-09-30
IRIDEX CORP
filed 1996-11-06
CIK 1006045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                   FORM 10-QSB


         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition period from                            to

                         Commission File Number: 0-27598

                               IRIDEX CORPORATION

             (Exact name of registrant as specified in its charter)


          Delaware                                           77-0210467
-------------------------------                   ------------------------------
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

                    (1) Yes /X/  No / /; (2) Yes /X /  No / /

The number of shares of Common Stock, $.01 par value, issued and outstanding as of September 30, 1996 was 6,339,733.

                               IRIDEX CORPORATION

                                TABLE OF CONTENTS


                                                                               Page
                                                                               ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

         Condensed Consolidated Balance Sheets as of September 30, 1996 and
         December 31, 1995                                                       3

         Condensed Consolidated Statements of Income for the three months and
         nine months ended September 30, 1996 and September 30, 1995             4

         Condensed Consolidated Statements of Cash Flows for the nine months
         ended September 30, 1996 and September 30, 1995                         5

         Notes to Condensed Consolidated Financial Statements                    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                               7


PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                      14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                       14


SIGNATURE                                                                       15

INDEX TO EXHIBITS                                                               16

                               IRIDEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                                                 1996           1995
                                                                                             -------------   ------------
                                       ASSETS                                                 (UNAUDITED)         *
                                       ------
Current assets:
      Cash and equivalents                                                                     $14,504         $1,227
      Available-for-sale securities                                                              1,044
      Accounts receivable, net                                                                   3,159          2,478
      Inventories                                                                                2,296          1,256
      Prepaids and other current assets                                                            145            285
      Deferred income taxes                                                                        795            795
                                                                                               -------         ------
         Total current assets                                                                  $21,943         $6,041
      Property and equipment, net                                                                  481            254
      Deferred income taxes                                                                        100            100
                                                                                               -------         ------
         Total assets                                                                          $22,524         $6,395
                                                                                               -------         ------
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                                         $   365         $  293
      Accrued expenses                                                                           1,205          1,401
      Capital lease obligation                                                                      11             16
                                                                                               -------         ------
         Total current liabilities                                                               1,581          1,710
                                                                                               -------         ------
Stockholders' equity:
      Convertible preferred stock, $.01 par value:
         Authorized:  Series A through D1:  3,783,330 shares;
         Issued and outstanding:  none in 1996 and 1,891,663 shares in 1995                         --             19
         (Liquidation value:  $5,219)
      Common Stock, $.01 par value:
         Authorized:  30,000,000 shares;
         Issued and outstanding:  6,339,733 shares in 1996 and 1,505,42 shares in 1995              66             15
      Additional paid-in capital                                                                21,066          5,489
      Accumulated deficit                                                                         (189)          (838)
                                                                                               -------         ------
         Total stockholders' equity                                                             20,943          4,685
                                                                                               -------         ------
         Total liabilities and stockholders' equity                                            $22,524         $6,395
                                                                                               =======         ======

----------------------
*Derived from the 1995 audited financial statements.

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IRIDEX CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                      ------------------             -----------------
                                                       1996           1995           1996           1995
                                                       ----           ----           ----           ----
Sales                                               $ 2,635        $ 2,092        $ 7,538        $ 6,346
Cost of sales                                           968            647          2,848          2,084
                                                    -------        -------        -------        -------
     Gross profit                                     1,667          1,445          4,690          4,262
                                                    -------        -------        -------        -------
Operating expenses:
      Research and development                          313            203            914            566
      Selling, general and administrative             1,177            891          3,342          2,661
                                                    -------        -------        -------        -------
           Total operating expenses                   1,490          1,094          4,256          3,227
                                                    -------        -------        -------        -------
Income from operations                                  177            351            434          1,035
Other income, net                                       226             15            524             32
                                                    -------        -------        -------        -------
     Income before provision for income taxes           403            366            958          1,067
Provision for income taxes                             (161)          (147)          (309)          (444)
                                                    -------        -------        -------        -------
           Net income                               $   242        $   219        $   649        $   623
                                                    =======        =======        =======        =======
Net income per share                                $  0.04        $  0.05        $  0.10        $  0.14
                                                    =======        =======        =======        =======
Shares used in per share calculation                  6,750          4,558          6,402          4,544
                                                    -------        -------        -------        -------




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IRIDEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                      1996           1995
                                                                                      ----           ----
Cash flows from operating activities:
      Net income                                                                  $    649        $   623
      Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                                                142             41
           Provision for doubtful accounts                                            (118)            (2)
           Changes in operating assets and liabilities:
                Accounts receivable                                                   (563)          (133)
                Inventories                                                         (1,040)          (188)
                Prepaids and other current assets                                      140            (14)
                Accounts payable                                                        72            223
                Accrued expenses                                                      (196)           511
                                                                                  --------        -------
                Net cash provided by (used in) operating activities                   (914)         1,061
                                                                                  --------        -------
Cash flows from investing activities:
      Acquisition of property and equipment                                           (369)          (188)
      Purchase of available-for-sale securities                                     (2,044)
      Proceeds from sale of available-for-sale securities                            1,000
                                                                                  --------        -------
           Net cash used in investing activities                                    (1,413)          (188)
                                                                                  --------        -------
Cash flows from financing activities:
      Payments on bank borrowings                                                       --           (175)
      Payment on capital lease obligations                                              (5)            (6)
      Issuance of common stock, net                                                 15,609             20
                                                                                  --------        -------
           Net cash provided by (used in) financing activities                      15,604           (161)
                                                                                  --------        -------
                Net increase in cash and cash equivalents                           13,277            712
Cash and cash equivalents at beginning of period                                     1,227            684
                                                                                  --------        -------
Cash and cash equivalents at end of period                                        $ 14,504        $ 1,396
                                                                                  ========        =======


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IRIDEX CORPORATION
                             CONDENSED CONSOLIDATED
                          NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The condensed consolidated financial statements at September 30, 1996 and for the three month and nine month periods then ended are unaudited (except for the balance sheet information as of December 31, 1995, which is derived from the Company's audited financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Registration Statement on Form SB-2 (Registration Statement No. 333-00320), which was declared effective by the Securities and Exchange Commission on February 15, 1996. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results for the year ending December 31, 1996, or any future interim period.

2.  INVENTORIES COMPRISE: (IN THOUSANDS)

                                            SEPTEMBER 30,    DECEMBER 31,
                                                 1996            1995
                                            -------------    ------------
                                             (UNAUDITED)
Raw materials and work in progress             $ 1,032          $  614
Finished goods                                   1,264             642
                                               -------          ------
Total inventories                              $ 2,296          $1,256
                                               =======          ======

3.  AVAILABLE - FOR- SALE SECURITIES

At September 30, 1996, available-for-sale securities consist of one term note due on July 17, 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations" contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those set forth in such forward-looking statements as a result of the factors set forth under "Factors Affecting Operating Results @ and other risks detailed in the Company's Registration Statement on Form SB-2 (Reg. Stmt. No. 333- 00320) declared effective by the Securities and Exchange Commission on February 15, 1996 and detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of net sales of certain items in the Company's income statement for the periods indicated.


                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                 ------------------            -----------------
                                               SEPT. 30,      SEPT. 30,      SEPT. 30,      SEPT. 30,
                                                 1996           1995           1996           1995
                                                 ----           ----           ----           ----
Sales ..................................          100.0%       100.0%         100.0%         100.0%
Cost of sales ..........................           36.7         30.9           37.8           32.8
                                                  -----        -----          -----          -----
   Gross profit ........................           63.3         69.1           62.2           67.2
Operating expenses:
  Research and development .............           11.9          9.7           12.1            8.9
  Sales, general and administrative ....           44.7         42.6           44.3           42.0
                                                  -----        -----          -----          -----
   Total operating expenses ............           56.6         52.3           56.4           50.9

Income from operations .................            6.7         16.8            5.8           16.3
Other income, net ......................            8.6          0.7            6.9            0.5
                                                  -----        -----          -----          -----
Income before provision for income taxes           15.3         17.5           12.7           16.8
Provision for income taxes .............           (6.1)        (7.0)          (4.1)          (7.0)
                                                  -----        -----          -----          -----
Net income .............................            9.2%        10.5%           8.6%           9.8%
                                                  =====        =====          =====          =====

         Sales. Sales increased 26.0% to $2.6 million for the three months ended September 30, 1996 from $2.1 million for the three months ended September 30, 1995. For the nine months ended September 30, 1996, net sales increased 18.8% to $7.5 million from $6.3 million for the nine months ended September 30, 1995. The growth in sales over these periods was primarily attributable to increased unit volume as the Company expanded its product offerings and broadened its customer base, offset somewhat by slight decreases in average selling prices. International sales of $1.3 million accounted for 48.0% of sales in the three months ended September 30, 1996 compared to $1.0 million or 46.5% of sales in the comparable 1995 period. For the nine months ended September 30, 1996, international sales accounted for $3.6 million, or 48.0% of sales compared to $3.1 million, or 48.1% of sales for the nine months ended September 30, 1995. The Company expects revenues from international sales to continue to account for a substantial portion of its sales. The increase in revenue from international sales of approximately $.3 million for the three months ended September 30, 1996 is primarily due to the international shipments of the OcuLight GL in the quarter ended September 30, 1996. While the OcuLight GL was introduced in the third quarter of 1996, the Company's ability to ship the OcuLight GL in volume domestically was negatively affected by delays in receiving FDA approval and delivery problems with a sole source component. The Company expects future growth in sales to be primarily derived from sales of the OcuLight GL for the balance of 1996 and during 1997.

         Gross Profit. The Company's gross profit increased 15.4% to $1.7 million for the three months ended September 30, 1996 from $1.4 million for the three months ended September 30, 1995. For the nine months ended September 30, 1996, gross profit increased 10.0% to $4.7 million from $4.3 million for the nine months ended September 30, 1995. Gross profit as a percentage of net sales for the three and nine months ended September 30, 1996 were 63.3% and 62.2%, respectively, as compared to 69.1% and 67.2%, respectively, for the three and nine months ended September 30, 1995, due primarily to increased fixed costs incurred to support expansion of the Company's business and the introduction of the OcuLight GL. In addition, increasing competition has resulted in a downward trend in average selling prices of the Company's products. The Company expects continued competitive pressure on the prices of its products and therefore a lower gross profit in future periods. The Company intends to continue its efforts to reduce the cost of components and thereby mitigate the impact of price reductions on its gross profits. The Company also expects its gross profit to continue to fluctuate due to changes in the relative proportions of domestic and international sales, costs associated with new product introductions and a variety of other factors. During the first three quarters of 1996, while the Company waited for FDA approval of the OcuLight GL, the Company built up its inventory of the OcuLight IR in anticipation of allocating substantial manufacturing resources to produce the OcuLight GL in the fourth quarter of 1996. When the introduction of the OcuLight GL was delayed due to delays in FDA approval and the inability to obtain certain components, the Company experienced increases in inventory levels and manufacturing labor inefficiencies. The Company expects to devote most of its manufacturing capacity to the assembly of the OcuLight GL during the next three months. The Company expects to reduce inventory of the OcuLight IR over the next two quarters.

         Research and Development. Research and development expenses increased by 54.2% to $.3 million for the three months ended September 30, 1996 from $.2 million for the three months ended September 30, 1995. For the nine months ended September 30, 1996, research and development expenses increased 61.5% to $.9 million from $.6 million for the nine months ended September 30, 1995, increasing as a percentage of net sales to 12.1% for the nine months ended September 30, 1996 from 8.9% for the comparable prior year nine month period. The increase in research and development expenses during this period was primarily attributable to an increase in personnel as the Company strengthened its product development efforts, particularly those directed at the introduction of the OcuLight GL. The Company expects these expenses for research and development to continue to increase in absolute dollars during the remainder of 1996 in connection with the completion of the development of the delivery systems for its visible light photocoagulator system and thereafter in connection with other new product development activities.

         Sales, General and Administrative. Sales, general and administrative expenses grew by 32.1% to $1.2 million for the three months ended September 30, 1996 from $.9 million for the three months ended September 30, 1995. For the nine months ended September 30, 1996, sales, general and administrative expenses increased 25.6% to $3.3 million from $2.7 million for the nine months ended September 30, 1995, increasing as a percentage of net sales to 44.3% for the nine months ended September 30, 1996 from 42.0% for the comparable prior year nine month period. The increases in sales, general and administrative expenses were primarily due to the hiring of additional marketing and administrative employees to address new opportunities, to support expanding unit volumes and the expenses associated with the marketing launch of the OcuLight GL. During 1995, the Company began implementing a new management information system in manufacturing and expects to continue to expand this system throughout the Company through 1997. The Company expects these expenses to continue to increase during the remainder of 1996 and the first half of 1997 to support the increasing unit shipment volumes and additional employees.

         Income Taxes. The Company's effective tax rate decreased to 40.0% for the three months ended September 30, 1996 from 40.2% for the three months ended September 30, 1995. For the nine months ended September 30, 1996, the effective tax rate decreased to 32.3% from 41.6% for the nine months ended September 30, 1995. These rates differ from the federal statutory rate primarily due to the utilization of tax credits.

LIQUIDITY AND CAPITAL RESOURCES
         At September 30, 1996, the Company's primary sources of liquidity included cash and cash equivalents and available-for-sale securities of $15.5 million.

         During the nine-month period ended September 30, 1996, the Company used $.9 million in operating activities. Sources of cash included net income of $.6 million offset by increases in inventories of $1.0 million and increases in accounts receivable of $.7 million. The increase in inventories is primarily due to the purchase of components for the Company's new visible light laser photocoagulator, the OcuLight GL, shipments of which were unexpectedly delayed in the third quarter due to the unavailability of a sole source component and delayed FDA approval and to purchases of components for the Company's other products. During the first three quarters of 1996, while the Company waited for FDA approval of the OcuLight GL, the Company built up its inventory of the OcuLight IR in anticipation of allocating substantial manufacturing resources to produce the OcuLight GL in the fourth quarter of 1996. When the introduction of the OcuLight GL was delayed due to delays in FDA approval and the inability to obtain certain components, the Company experienced increases in inventory levels and manufacturing labor inefficiencies. The Company expects to devote most of its manufacturing capacity to the assembly of the OcuLight GL during the next three months. The Company expects to reduce inventory of the OcuLight IR over the next two quarters.

         The Company used $1.4 million in investing activities during the nine months ended September 30, 1996. Investing activities consisted of the acquisition of $.4 million of property and equipment used in the development and production of the new OcuLight GL product and acquisition of $1.0 million of available-for-sale securities.

         In February 1996, the Company sold 1,982,500 shares of its Common Stock in connection with its initial public offering ("IPO"). The net proceeds of this offering were approximately $15.6 million after deducting underwriting discounts and commissions and expenses of the offering. The Company has used a portion of the net proceeds from the IPO for purchases of inventory, leasehold improvements and payment of certain accrued liabilities. The Company believes that, based on current estimates, its current cash balances and net cash provided by operating activities will be sufficient to meet its working capital and capital expenditure requirements through 1997.

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

         Dependence on Successful Development and Introduction of Visible Photocoagulator. The Company has developed a new semiconductor-based photocoagulator system, the OcuLight GL, that emits visible light similar to the light emitted by argon-gas lasers currently used. The Company has devoted significant resources to the development and commercial introduction of the OcuLight GL which it introduced during the third quarter of 1996. The Company believes that the growth of its sales, if any, will be substantially dependent upon the success of this visible light laser system. The process of successfully developing and introducing a new product involves a significant amount of risk. Unexpected difficulties may occur in the manufacturing process. For example, the Company has been experiencing delays in its manufacturing of the OcuLight GL due to the inability of a supplier of a sole-source component to deliver components in volume and on a timely basis. The Company is working with this supplier to resolve these difficulties. Additionally, once introduced, despite testing by the Company, quality and reliability problems may arise which may result in reduced bookings, manufacturing rework costs, delays in collecting accounts receivable, additional service and warranty costs and a decline in the Company's competitive position. Moreover, the Company believes that recommendations by ophthalmologists and clinicians for use of this laser will be essential for its market acceptance. Ophthalmologists and clinicians will not recommend this laser or related treatments unless they conclude, based upon clinical data and other factors, that it is a beneficial alternative to other technologies and treatments, including more established argon gas lasers. There can be no assurance that this visible laser system will be manufactured on a cost-effective and timely basis and achieve market acceptance. Additionally, even if this visible light photocoagulator system achieves initial market acceptance, it will compete directly with established argon-based and other photocoagulator systems currently sold by the Company's competitors and new systems being introduced by competitors and the Company expects to experience significant competitive pressures. Failure of the OcuLight GL system to achieve market acceptance for any reason would have a material adverse effect on the Company's business, results of operations and financial condition.

         Dependence on Development of New Products and New Applications. The Company's future success will depend upon, among other factors, its ability to develop, obtain regulatory approval, manufacture and introduce on a timely and cost-effective basis as well as successfully sell and achieve market acceptance of new products and applications and enhanced versions of existing products. The extent of, and rate at which, market acceptance and penetration are achieved by future products, including the new visible light photocoagulator system, is a function of many variables, including price, safety, efficacy, reliability, marketing and sales efforts, the development of new applications for these products and general economic conditions affecting purchasing patterns. Even if the Company's products achieve clinical acceptance, there can be no assurance that the Company can successfully manage the introduction of such products into the ophthalmic or other markets. The failure of the Company to successfully develop and introduce new products or enhanced versions of existing products would have a material adverse effect on the Company's business, operating results and financial condition. The Company is seeking to expand the market for its existing and new products by working with clinicians and third parties to identify new applications for its products, validating new procedures which utilize its products and responding more effectively to new procedures. There can be no assurance that the Company's efforts to develop new applications for its products will be successful, that it can obtain regulatory approvals to use its products in new clinical applications in a timely manner, or at all, or gain satisfactory market acceptance for such new applications. Failure to develop and achieve market acceptance of new applications would have a material adverse effect on the Company's business, results of operations and financial condition.

         Dependence on Key Manufacturers and Suppliers. The Company relies on third parties to manufacture substantially all of the components used in its products, although the Company assembles critical subassemblies as well as the final product at its facility in Mountain View, California. There are risks associated with the use of independent manufacturers, including unavailability of or delays in obtaining adequate supplies of components and potentially reduced control of quality, production costs and the timing of delivery. The Company has qualified two or more sources for most of the components used in its products. Certain semiconductor laser components purchased from SDL, Inc. ("SDL") are not readily available from other suppliers. The Company is currently experiencing delays in its manufacturing of the OcuLight GL due to the inability of a supplier of a sole-source component to deliver components in volume and on a timely basis. The Company is working with this supplier to resolve these difficulties. While the Company is currently seeking to qualify additional suppliers for this component and other components, it will require time to complete qualification of a second supplier and to obtain components from such a second source. The process of qualifying suppliers is ongoing, particularly as new products are introduced and may be lengthy. The Company does not have long-term or volume purchase agreements with any of its suppliers and currently purchases components on a purchase order basis. No assurance can be given that these components will be available in the quantities required by the Company, on reasonable terms, or at all. Establishing its own capabilities to manufacture these components would require significant scale-up expenses and additions to facilities and personnel and could significantly decrease the Company's profit margins. In addition, the Company intends to move to a new, larger facility in 1997. There can be no assurance that the Company's operations will not be disrupted during such move, possibly causing a material adverse effect on the Company's results of operations. The Company's business, results of operations and financial condition would be adversely affected if it is unable to continue to obtain components as required at a reasonable cost or if it is unable to obtain larger facilities as needed.

         Quarterly Fluctuations in Operating Results. Although the Company has been profitable on an annual and quarterly basis for the last three years, the Company's sales and operating results have varied substantially on a quarterly basis and such fluctuations are expected to continue in future periods. The Company believes that its gross margins in 1996 will continue to be lower than gross margins in 1995, primarily because of increases in fixed costs incurred to support expansion of the Company's business, costs associated with the introduction of the OcuLight GL and the downward trend in average selling prices, primarily due to increased competition. In addition, the Company expects to ship a greater proportion of its new product, the OcuLight GL, internationally than domestically during the fourth quarter of 1996. The gross margins on international shipments of the OcuLight GL are significantly lower than the gross margins on domestic shipments of the OcuLight GL, primarily due to the introductory promotional pricing in place with the Company's international distributors, which will continue at least through the first calendar quarter of 1997. The Company anticipates that unit shipments of the OcuLight GL to its international distributors may drop as a percentage of total OcuLight GL shipments for a period of time after the introductory pricing period ends as distributors ship units to their customers that were purchased at the lower introductory price. The Company expects to incur increased operating expenses in the remainder of 1996 associated with the introduction of the OcuLight GL. Increases may result in lower operating margins in the remainder of 1996. The ability of the Company to increase its operating margins during the remainder of 1996 and thereafter will depend primarily on continued receipt of sole source components and qualification of a second source, successful and timely manufacturing of the OcuLight GL and market acceptance of the OcuLight GL as well as increased sales of the other existing OcuLight IR Systems. The Company's operating results are affected by a number of factors, many of which are beyond the Company's control. Factors contributing to these fluctuations include the timing of the introduction and market acceptance of new products or product enhancements by the Company and its competitors, the cost and availability of components and subassemblies, changes in pricing by the Company and its competitors, the timing of the development and market acceptance of new applications for the Company's products, the relatively long and highly variable sales cycle for the Company's products to hospitals and other health care institutions, fluctuations in economic and financial market conditions and resulting changes in customers' or potential customers' budgets and increased product development costs. Continued inability to obtain adequate quantities of a sole- source component for the OcuLight GL may adversely impact the Company's ability to ship the OcuLight GL in the fourth quarter of 1996. In addition to these factors, the Company's quarterly results have been and are expected to continue to be affected by seasonal factors. The Company manufactures its products to forecast rather than to outstanding purchase orders, and products are typically shipped shortly after receipt of a purchase order. While backlog increased in the third quarter of 1996 because of manufacturing difficulties, the Company does not expect significant backlog in the future and the amount of backlog at any particular date is generally not indicative of its future level of sales. Although the Company's manufacturing procedures are designed to assure rapid response to customer orders, they may in certain instances create a risk of excess or inadequate inventory levels if orders do not match forecasts. The Company has increased its inventory of the OcuLight IR system during the first three quarters of 1996 in anticipation of allocating substantial manufacturing resources to produce the OcuLight GL in the fourth quarter of 1996. The Company expects to reduce inventory of the OcuLight IR over the next two quarters. The Company's expense levels are based, in part, on expected future sales. If sales levels in a particular quarter do not meet expectations, the Company may be unable to adjust operating expenses quickly enough to compensate for the shortfall, and the Company's results of operations may be adversely affected. In addition, the Company has historically made a significant portion of each quarter's product shipments near the end of the quarter. If that pattern continues, even short delays in shipment of products at the end of a quarter could have a material adverse effect on results of operations for such quarter. As a result of the above factors, sales for any future quarter are not predictable with any significant degree of accuracy and operating results in any period should not be considered indicative of the results to be expected for any future period. There can be no assurance that the Company will remain profitable in the future or that operating results will not vary significantly.

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

         Dependence on International Sales. The Company derives, and expects to continue to derive, a large portion of its revenue from international sales. In 1994, 1995 and for the first nine months of fiscal 1996, the Company's international sales were $3.4 million, $4.2 million, and $3.6 million, or 47.8%, 47.7% and 48.0%, respectively, of total sales. Therefore, a large portion of the Company's revenues will continue to be subject to the risks associated with international sales, including fluctuations in foreign currency exchange rates, shipping delays, generally longer receivables collection periods, changes in applicable regulatory policies, international monetary conditions, domestic and foreign tax policies, trade restrictions, duties and tariffs, and economic and political instability. Each of these factors could have a significant impact on the Company's ability to deliver products on a competitive and timely basis.

         Government Regulation. The medical devices marketed and manufactured by the Company are subject to extensive regulation by the FDA and, in some instances, by foreign and state governments. Pursuant to the Federal Food, Drug and Cosmetic Act of 1976, as amended, and the regulations promulgated thereunder, the FDA regulates the clinical testing, manufacture, labeling, sale, distribution and promotion of medical devices. Before a new device can be introduced into the market, the manufacturer must obtain market clearance through either the 510(k) premarket notification process or the lengthier premarket approval ("PMA") application process. Obtaining these approvals can take a long time and delay the introduction of a product. For example, the introduction of the OcuLight GL in the United States was delayed about three months from the Company's expectations due to the longer than expected time period required to obtain FDA approval. Noncompliance with applicable requirements, including good manufacturing practices ("GMP"), can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company. The failure of the Company to obtain government approvals or any delays in receipt of such approvals would have a material adverse effect on the Company's business, results of operations and financial condition.

         Management of Growth. The Company has recently experienced, and may continue to experience growth in the number of its employees, the scope of its operating and financial systems and the geographic area of its operations. This growth has resulted in new and increased responsibilities for management personnel and has placed and continues to place a significant strain upon the Company's management, operating, inventory and financial systems and resources. To accommodate recent growth and to compete effectively and manage future growth, if any, the Company will be required to continue to implement and improve operational, financial and management information systems, procedures and controls on a timely basis and to expand, train, motivate and manage its work force. The Company has been implementing a new management information system in manufacturing and expects to continue this implementation throughout the Company through 1997. The Company's future success will depend on the successful installation of this system as well as on the ability of its current and future executive officers to operate effectively, both independently and as a group. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's existing and future operations. Any failure to implement and improve the Company's operational, financial and management systems or to expand, train, motivate or manage employees could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company intends to move to a new, larger facility in 1997. There can be no assurance that the Company's operations will not be disrupted during such move, possibly causing a material adverse effect on the Company's results of operations.


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


                                       IRIDEX CORPORATION
                                       (Registrant)


Date:  November 6, 1996                     By:   /s/ Timothy A. Marcotte
                                                -------------------------
                                       Timothy A. Marcotte
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Principal Accounting Officer)

                                INDEX TO EXHIBITS



    EXHIBIT                                                               PAGE

     11.1    Statement Regarding Computation of Net Income Per Share       17

     27.1    Financial Data Schedule                                       18