Form 10-K
period 1996-12-31
IRIDEX CORP
filed 1997-03-25
CIK 1006045

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                            ------------------------
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM             TO
                  .

                           COMMISSION FILE NUMBER 0-27598

                                 IRIDEX CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     77-0210467
         (STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NUMBER)

                    340 PIONEER WAY, MOUNTAIN VIEW CA  94041
                          (ADDRESS OF PRINCIPAL
               EXECUTIVE OFFICES)                 (ZIP CODE)

                                 (415) 962-8100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------
          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.01 Par Value
                            ------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1997, was approximately $24,488,907 based on the closing price reported for such date on the Nasdaq National Market System. For purposes of this disclosure shares of Common Stock held by each executive officer and director and by each holder of 5% or more of the outstanding shares of Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 28, 1997, Registrant had 6,372,148 shares of Common Stock outstanding.
                            ------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

================================================================================

                                     PART 1

ITEM 1.  BUSINESS

GENERAL

     IRIDEX Corporation ("IRIDEX" or the "Company") is the leading worldwide provider of semiconductor-based laser systems used to treat eye diseases, including the three leading causes of irreversible blindness. The Company's current OcuLight SL, OcuLight SLx and OcuLight GL Laser Photocoagulator systems (the "OcuLight System") consist of a small, portable laser console and interchangeable delivery devices, including disposable products. Since its first shipment in 1990, more than 1,300 OcuLight Systems have been sold worldwide, primarily to hospitals for use by ophthalmic specialists. In the second half of 1996, the Company introduced the OcuLight GL, a new semiconductor-based visible-light laser photocoagulator system designed to appeal to the broader office-based ophthalmology market. The Company believes that its systems are more portable, more economical and have a greater degree of reliability and flexibility than competing photocoagulator systems which use traditional vacuum tube-based technology.

     IRIDEX Corporation was incorporated in California in February 1989 as IRIS Medical Instruments, Inc., and changed its name to IRIDEX Corporation and reincorporated in Delaware in January 1996. IRIDEX conducts most of its business through its wholly-owned operating subsidiary, IRIS Medical Instruments, Inc. The Company's executive offices are located at 340 Pioneer Way, Mountain View, California 94041, and its telephone number is (415) 962-8100. As used in this Form 10-K, the terms "Company" and "IRIDEX" refer to IRIDEX Corporation, a Delaware corporation, and, when the context so requires, its wholly-owned subsidiaries, IRIS Medical Instruments, Inc. and Light Solutions Corporation, both California corporations.

THE IRIDEX STRATEGY

     The Company's objective is to become a worldwide leader in developing, manufacturing, marketing and selling innovative and cost-effective medical products to detect and treat eye disease. The key elements of the Company's strategy are:

     Continue to Broaden Product Lines. In 1996, the Company introduced a new visible layer system, the OcuLight GL, for ophthalmology, which significantly expanded the market opportunity for the Company's products. In 1997, the Company plans to introduce a new product, the DioLite 532, for dermatology. The characteristics of both of these new products are similar to those which have made the Company's previous products successful, such as low cost ownership, reliability, and portability.

     Develop and Validate New Applications. The Company is seeking to develop and validate treatments that are less costly, reduce complications and achieve better clinical results than existing treatments. The Company's products are currently being used in multiple studies in the United States and internationally to demonstrate the clinical benefits of its technology in disease treatment. Examples of these studies include a multi-site program to prophylactically treat age-related macular degeneration and an international study which is evaluating the use of the Company's G-Probe as a primary treatment for glaucoma.

     Continue to Enhance Products. A core strength of the Company has been its regular introduction of new delivery devices and product upgrades which have enhanced the benefits of the Company's infrared laser system. The Company intends to continue its investment in research and development to improve the performance of its systems as well as to develop additional technologies which can more cost effectively address the needs of the ophthalmic market. To enhance the Company's research and development efforts, the Company collaborates with an extensive network of ophthalmic academic leaders who provide input and advice, as well as assist in validating the efficacy of new products and applications.

     Provide Total Disease Management. The Company intends to pursue both therapeutic and adjunctive diagnostic systems. An adjunctive diagnostic system is used either to screen and identify more patients who require therapy or objectively assess the adequacy of therapy. The Company believes that a significant opportunity exists to provide diagnostic equipment to the ophthalmic and optometric communities. The

Company intends to pursue its entrance into this diagnostic market through both internal development and selected acquisitions. By pursuing therapeutic and diagnostic systems, the Company intends to provide total disease management.

     Develop New Markets through Strategic Alliances. The Company intends to establish strategic alliances in order to expedite and lower the cost of developing and bringing to market new products, both to the ophthalmology market and to markets not currently addressed by the Company's products. Through these alliances, the Company will seek access to technologies that it does not currently possess. In May 1996, the Company signed a Co-Development Agreement with PDT, Inc., ("PDT") a company engaged in the development of photodynamic drugs and applications, to provide lasers to activate certain photodynamic drugs which are currently being developed by PDT.

PRODUCTS

     The Company utilizes a systems approach to product design. Each system includes a console, which generates the laser energy, and a number of interchangeable peripheral delivery devices, including disposables, for use in specific clinical applications. This approach allows customers to purchase a basic system and add additional delivery devices as their needs expand or as the Company develops new applications. This system approach also brings economies-of-scale to the Company's product development and manufacturing efforts since each application does not require the design and manufacture of complete stand-alone products.

     Consoles. The Company's laser consoles incorporate the economic and technical benefits of semiconductor technology, which is the basis of the Company's semiconductor-based laser systems.

          Infrared Photocoagulator Console. These OcuLight photocoagulator consoles are available in two infrared output power ranges: the OcuLight SL at 2 Watts and the OcuLight SLx at 3 Watts. Each console weighs 14 pounds, has dimensions of 4"H x 12"W x 12"D, draws a maximum of 60 Watts of wall power, and requires no external air or water cooling. Consoles have United States list prices ranging from $19,900 to $26,500.

          Visible Photocoagulator Console: In September 1996, the Company introduced a new semiconductor-based photocoagulator which delivers visible laser light, the OcuLight GL. This new console weighs 15 pounds, has dimensions of 6"H x 12"W x 12"D, draws a maximum of 300 Watts of wall power and requires no external air or water cooling. Consoles have a United States list price of $27,500.

     Peripheral Delivery Devices. The Company's versatile family of consoles and delivery devices has been designed to allow the addition of new capabilities with a minimal incremental investment by simply purchasing a new interchangeable delivery device. The Company has developed both disposable and nondisposable delivery devices and expects to continue to develop additional devices.

          TruFocus Laser Indirect Ophthalmoscope. The indirect ophthalmoscope is worn on the physician's head and is used to treat peripheral retinal disorders, particularly in infants or adults requiring treatment in the supine position. This product can be used both for diagnosis and treatment at the point-of-care and has a United States list price of $8,800.

          Slit Lamp Adapter. These adapters allow the physician to utilize a standard slit lamp for both diagnosis and treatment. A slit lamp adapter can be installed by the doctor in several minutes converting any of the 42 variations of a standard diagnostic slit lamp into a therapeutic photocoagulator delivery system. Slit lamp adapters are used for treatment of both retinal and glaucomal diseases and have United States list prices from $6,000 to $6,500.

          Operating Microscope Adapter. These adapters allow the physician to utilize a standard operating microscope for both diagnosis and treatment. These devices are similar to slit lamp adapters except they are oriented horizontally and therefore can be used to deliver retinal photocoagulation to a supine patient. The United States list price of the adapter is $7,500.

          EndoProbe. The EndoProbe is used for endophotocoagulation, a retinal treatment performed in the hospital operating room or surgery center. These sterile disposable probes are available in straight, tapered, angled and fluted styles and have a United States list price of $150 to $185.

          G-Probe. The G-Probe is used to treat medically and surgically uncontrolled glaucoma, in many instances replacing cyclocryotherapy, or freezing of the eye. The G-Probe's non-invasive procedure takes about five minutes, is done to an anesthetized eye in the doctor's office and results in less pain and fewer adverse side effects than cyclocryotherapy. The G-Probe is a sterile disposable product and has a United States list price of $200.

          DioPexy Probe. The DioPexy Probe is a hand-held instrument which is used to treat retinal tears and breaks transsclerally noninvasively through the sclera as an alternative method of attaching the retina. Advantages include increased precision, less pain and less inflammation than traditional cryotherapy. The DioPexy Probe has a United States list price of $2,500.

     The Company is currently developing a new system with PDT. This system will emit a laser beam to activate a photodynamic drug being developed by PDT in order to achieve a therapeutic result. PDT intends to enter into a strategic alliance with a pharmaceutical company to assist in clinical studies, commercialization and sale of their product. The Company expects that, if successful, the development of this product and the receipt of the appropriate regulatory approval thereof will take at least 3 years.

     The following chart lists the eye diseases which can be treated using the Company's photocoagulator systems, including the preferred delivery devices. The selection of delivery device is often determined by the severity and location of the disease.

          CONDITION                  PROCEDURE             CONSOLE           DELIVERY DEVICES
-----------------------------  ----------------------    -----------    --------------------------
AMD..........................  Retinal                   Infrared &     Slit Lamp Adapter
                               Photocoagulation          Visible
Diabetic Retinopathy
  Macular Edema..............  Grid Retinal              Infrared &     Slit Lamp Adapter &
                               Photocoagulation          Visible        Operating Microscope
                                                                        Adapter
                               Focal Retinal             Visible        Slit Lamp Adapter
                               Photocoagulation
  Proliferative..............  Pan-Retinal               Visible &      Slit Lamp Adapter,
                               Photocoagulation          Infrared       Operating Microscope
                                                                        Adapter, Laser Indirect
                                                                        Ophthalmoscope, EndoProbe
Glaucoma
  Primary Open-Angle.........  Trabeculoplasty           Visible        Slit Lamp Adapter
                                                         Infrared
  Angle-closure..............  Iridotomy(1)              Visible &      Slit Lamp Adapter
                                                         Infrared
  Uncontrolled...............  Transscleral              Infrared       G-Probe
                               Cyclophotocoagulation
Retinal Detachment...........  Retinopexy Retinal        Infrared &     Slit Lamp Adapter, Laser
                               Photocoagulation          Visible        Indirect Ophthalmoscope,
                                                                        Operating Microscope
                                                                        Adapter, EndoProbe
                               Transcleral Retinal       Infrared       DioPexy Probe
                               Photocoagulation
Retinopathy of Prematurity...  Retinal                   Infrared       Laser Indirect
                               Photocoagulation                         Ophthalmoscope
Ocular Tumors Retinal........  Photocoagulation          Infrared       Slit Lamp Adapter,
                                                                        Operating Microscope
                                                                        Adapter, Laser Indirect
                                                                        Ophthalmoscope

---------------
(1) This indication is under an Investigational Device Exemption in the United States.

RESEARCH AND DEVELOPMENT

     The Company's research and development activities are performed internally by its research and development staff comprised of 11 individuals and is supplemented by consultants with specialized expertise. Research and development efforts are directed toward both development of new products and development of new applications using existing products. Additionally, the Company is currently developing a new product that will address the dermatology market. The Company's expenditures for research and development totaled approximately $1,286,000, $742,000 and $629,000 in 1996, 1995 and 1994, respectively. The Company has close working relationships with ophthalmic researchers and clinicians around the world who provide new ideas, test the feasibility of these new ideas, and assist the Company in validating new products and new applications before they are introduced.

     The Company is supporting pre-clinical and clinical studies to develop new photocoagulation treatments and applications. The objectives of developing new applications are to expand the number of patients who can be treated, to more effectively treat diseases, to treat earlier in the treatment regimen and to reduce the side-effects of treatment. Examples include:

          Age-Related Macular Degeneration. The Company is supporting a multi-center clinical trial which is testing a prophylactic treatment of age-related macular degeneration. This treatment involves the use of infrared light that passes through the sensory retina without damaging it. Favorable results would greatly expand the number of patients who can be effectively treated.

          Glaucoma. A preliminary study is underway which is evaluating the use of the G-Probe as a first-line treatment modality for various glaucomas. Favorable results from this study would indicate that the G-Probe may be used earlier in the treatment regimen.

          Diabetic Retinopathy. Studies are underway which treat diabetic retinopathy with minimal impact photocoagulation without damaging the sensory retina, with the objective of causing regression of the disease with less loss of vision than argon-based laser therapy.

          Ocular Tumors. Clinical studies are being conducted to treat ocular tumors with infrared lasers which appear to result in fewer side effects than with conventional therapies.

     During 1996 the Company leveraged the technology used in the OcuLight GL and developed a new product which is intended to be used in the dermatology market to treat vascular and pigmented skin lesions, the DioLite 532. The Company has submitted a 510(k) notification with the FDA for the DioLite 532. The DioLite 532, will weigh 15 pounds with dimensions of 6"H x 12"W x 12"D, and deliver up to 3 Watts of pulsed laser power through a variety of fiber optic delivery device handpieces. See "-- Government Regulation."

CUSTOMERS AND CUSTOMER SUPPORT

     The Company's products are currently sold to ophthalmologists including glaucoma specialists, retinal specialists and pediatric ophthalmologists. Other customers include research and teaching hospitals, government installations, surgi-centers and hospitals with ophthalmic facilities. To a lesser extent, these products are sold to general ophthalmologists. No customer or distributor accounted for 10% or more of total sales in 1996, 1995 or 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company is continuing its efforts to broaden its customer base through the development of new products and new applications. The Company currently estimates that there are approximately 15,000 ophthalmologists in the United States and 45,000 internationally who are each potential customers. Additionally, the Company estimates that there are approximately 4,800 and 18,000 hospitals in the United States and internationally, respectively, as well as approximately 2,200 ambulatory surgical centers in the United States which potentially represent multiple unit sales. Because independent ophthalmologists frequently practice at their own offices as well as through affiliation with hospitals or other medical centers, each independent ophthalmologist, hospital and medical center is a potential customer for the Company's products. The Company is seeking to broaden its customer base by developing new diagnostic products directed at addressing the needs of the 30,000 optometrists in the United States and 15,000 optometrists internationally.

     The Company seeks to provide superior customer support and service. A 24-hour, seven day a week, telephone service line is maintained to service customers. If the problem cannot be diagnosed and resolved by telephone, a replacement unit is shipped overnight to domestic customers and the problem unit is returned to the Company. The small size and rugged design allows for economical shipment and quick response to customers almost anywhere in the world.

SALES AND MARKETING

     To support its sales process, the Company conducts marketing programs which include direct mail, trade shows, public relations, advertising in trade and academic journals and newsletters. The Company annually participates in approximately 50 trade shows or meetings in the United States and 65 trade shows or meetings internationally. These meetings allow the Company to present its products to existing as well as to prospective buyers. While the sales cycle varies from customer to customer, it averages 12 months and typically ranges from two to 24 months. The Company's sales and marketing organization is based at the Company's corporate headquarters in Mountain View, California with area sales managers located in Georgia, Massachusetts, Ohio, Texas, California and Maryland.

     International product sales represented 49.6%, 48.7% and 48.7% of the Company's sales in fiscal 1996, 1995 and 1994, respectively. The Company's products are sold internationally through its 39 independent distributors into 64 countries and in the United States through its direct sales force. International sales are administered through the Company's corporate headquarters in Mountain View, California, along with two area sales managers. The Company's distribution agreements with its international distributors are generally exclusive and typically can be terminated by either party without cause on 90 days notice. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future
Results -- Dependence on International Sales."

     The Company believes that educating patients and physicians about the long-term health benefits and cost-effectiveness of diagnosis and treatment of diseases that cause blindness at an early stage is critical to market acceptance of the Company's products. The Company believes that the trend toward management of health care costs in the United States will lead to increased awareness of and emphasis on disease prevention, and cost-effective treatments and, as a result, will increase demand for its laser products as well as its prospective diagnostic products. The Company works with its customers to enhance its ability to identify new applications for its products, validate new procedures using its products, respond more effectively to new ophthalmic procedures and expedite regulatory approvals of new products and applications. Customers include key opinion leaders who tend to be the heads of the ophthalmic departments or to be associated with these universities in the capacity of professors. These luminaries in the field of ophthalmology are key to the successful introduction of new technologies and their subsequent acceptance by the general market. Acceptance of the Company's products by these early adopters is key to the Company's strategy in the validation of its technology. In addition, the Company believes that widespread adoption of laser platforms based on infrared light by general ophthalmologists will require educating them about the performance characteristics of the infrared laser as compared to the argon laser.

COMPETITION

     Competition in the market for devices used for ophthalmic treatments is intense and is expected to increase. The principal competitive factors in the Company's market include product performance characteristics and functionality, ease of use, scalability, durability and cost. The Company's principal direct competitors are Coherent, Inc., Nidek, Inc. ("Nidek"), HGM Medical Laser Systems, Inc., Carl Zeiss, Inc. ("Zeiss") and Keeler Instruments, Inc. ("Keeler"). Of these companies, only Nidek, Zeiss and Keeler currently offer a semiconductor-based photocoagulator system, and substantially all of them sell argon-based lasers which are the predominant photocoagulator sold in the ophthalmic market. All of the Company's competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than the Company. Such companies also have greater recognition and a larger installed base than the Company. In addition, these companies have long-standing established relationships with current and potential customers of the Company.

OPERATIONS

     A significant portion of the Company's manufacturing is subcontracted to third parties, with the Company only performing value-added functions. Most of these sub-contractors are located within 10 miles of the Company's Mountain View, California facility. The Company is in the process of implementing policies and procedures which are intended to allow the Company to receive ISO 9001 certification. ISO 9001 is an international series of standards dealing with quality system requirements developed company-wide to demonstrate a company's capability and commitment to quality and an assessment of that capability by external parties.

     The Company relies on third parties to manufacture substantially all of the components used in the Company's products, although the Company assembles critical subassemblies as well as the final product at its facility in Mountain View. There are risks associated with the use of independent manufacturers, including unavailability of or delays in obtaining adequate supplies of components and potentially reduced control of quality, production costs and the timing of delivery. Any failures by such third parties to adequately perform may delay the submission of products for regulatory approval, impair the Company's ability to deliver products on a timely basis, or otherwise impair the Company's competitive position. Establishing its own capabilities to manufacture these components would require significant scale-up expenses and additions to facilities and personnel and could significantly decrease the Company's profit margins.

     The Company has qualified two or more sources for most of the components used in its products. Certain semiconductor diodes purchased from SDL, Inc. ("SDL") for the OcuLight GL are not readily available from other suppliers. During the second half of 1996, SDL was unable to meet the Company's delivery requirements on a timely basis. These delays and delivery shortfalls have continued through the first quarter of 1997. The Company has been actively qualifying a second source for this product and expects to begin shipment of products containing components from this second source in the second quarter of 1997. The Company has had to qualify new suppliers for other components as well. The process of qualifying new suppliers may be lengthy, may often require redesigning of the Companys' products and no assurance can be given that sources would be available to the Company on a timely basis or on terms that are acceptable. The Company does not have long-term or volume purchase agreements with any of its suppliers and currently purchases components on a purchase order basis. The Company's business, financial condition and results of operations would be adversely affected if it is unable to obtain components (including those provided by SDL) in the quantities required at a reasonable cost and on a timely basis or if it could not expand manufacturing capacity to meet demand or if operations at its single facility were disrupted.

     International regulatory bodies often establish varying regulations governing product standards, packaging requirements, labeling requirements, tariff regulations, duties and tax requirements. As a result of the Company's sales in Europe, the Company was required to receive a "CE" mark certification, an international symbol of quality and compliance with applicable European medical device directives. Although the Company has received a CE mark certification for the OcuLight SL platform, and has self-certified CE compliance for the OcuLight GL, there can be no assurance that the Company will be successful in meeting new certification requirements in the future or in obtaining such certifications for its new products. Any failure to obtain required certifications would have a material adverse effect on the Company's business, results of operations and financial condition.

PATENTS AND PROPRIETARY RIGHTS

     The Company's success and ability to compete is dependent in part upon its proprietary information. The Company relies on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect its intellectual property rights. The Company files patent applications to protect technology, inventions and improvements that are significant to the development of its business. The Company has been issued six United States patents on the technologies related to its products and processes one of which it co-owns. The Company has applied for two additional patents related to its solid state laser products. There can be no assurance that any of the Company's patent applications will issue as patents, that any patents now or hereafter held by the Company will offer any degree of protection, or that the Company's patents or patent applications will not be challenged, invalidated or circumvented in the future. Moreover, there can be no assurance that the Company's competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets.

     In addition to patents, the Company relies on trade secrets and proprietary know-how which it seeks to protect, in part, through proprietary information agreements with employees, consultants and other parties. The Company's proprietary information agreements with its employees and consultants contain industry standard provisions requiring such individuals to assign to the Company without additional consideration any inventions conceived or reduced to practice by them while employed or retained by the Company, subject to customary exceptions. There can be no assurance that proprietary information agreements with employees, consultant and others will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors.

     The laser and medical device industry is characterized by frequent litigation regarding patent and other intellectual property rights and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. Numerous patents are held by others, including academic institutions and competitors of the Company. Because patent application are maintained in secrecy in the United States until patents are issued and maintained in secrecy for a period of time outside the United States, the Company has not conducted any searches to determine whether the Company's technology infringes any patents or patent applications. The Company has from time to time been notified of, or has otherwise been made aware of claims that it may be infringing upon patents or other proprietary intellectual property owned by others. If it appears necessary or desirable, the Company may seek licenses under such patents or proprietary intellectual property. Although patent holders commonly offer such licenses, no assurance can be given that licenses under such patents or intellectual property will be offered or that the terms of any offered licenses will be reasonable or will not adversely impact the Company's operating results. Any claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause shipment delays or require the Company to develop non-infringing technology or to enter into royalty or licensing agreements. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. An adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, results of operations and financial condition. Conversely, litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. Both the defense and prosecution of intellectual property suits or interference proceedings are costly and time consuming.

GOVERNMENT REGULATION

     The medical devices to be marketed and manufactured by the Company are subject to extensive regulation by FDA and by foreign governments. Pursuant to the Federal Food, Drug and Cosmetic Act of 1976, as amended, and the regulations promulgated thereunder (the "FDA Act"), FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizures of products, total or partial suspension of production, failure of the government to grant premarket clearance or approval for devices, withdrawal of marketing approvals, and criminal prosecution. FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

     In the United States, medical devices are classified into one of three classes (Class I, II or III), on the basis of the controls deemed necessary by FDA to reasonably assure their safety and effectiveness. Under FDA regulations, Class I devices are subject to general controls (for example, labeling, premarket notification and adherence to good manufacturing practices ("GMPs")) and Class II devices are subject to general and special controls (for example, performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those which must receive premarket approval (or "PMA") by the FDA to ensure their safety and effectiveness.

     Before a new device can be introduced into the market, the manufacturer must generally obtain marketing clearance through either a 510(k) premarket notification or an application. A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or II medical device, or to a Class III medical device for which the FDA has not called for a PMA. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional information or data are needed before a substantial equivalence determination can be made. A request for additional data may require that clinical studies of the device's safety and efficacy be performed.

     Commercial distribution of a device for which a 510(k) notification is required can begin only after FDA issues an order finding the device to be "substantially equivalent" to a predicate device. The FDA has recently been requiring a more rigorous demonstration of substantial equivalence than in the past. It generally takes from four to twelve months from the date of submission to obtain a 510(k) clearance, but it may take longer.

     A "not substantially equivalent" determination, or a request for additional information, could delay the market introduction of new products that fall into this category and could have a materially adverse effect on the Company's business, financial condition and results of operations. For any of the Company's products that are cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or efficacy of the device or that constitute a major change to the intended use of the device will require new 510(k) submissions.

     A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed Class I or Class I device, or if it is a Class III device for which FDA has called for PMAs. A PMA application must be supported by valid scientific evidence which typically includes extensive data, including human clinical trial data to demonstrate the safety and effectiveness of the device. The PMA application must also contain the results of all relevant bench test, laboratory and animal studies, a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission may require the proposed labeling, advertising literature and training methods.

     Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the PMA. An FDA review of a PMA application generally takes one to two years from the date the PMA application is accepted for filing, but may take significantly longer. The review time is often significantly extended by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee, typically a panel of clinicians, will likely be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. FDA is not bound by the recommendations of the advisory panel. Toward the end of the PMA review process, FDA generally will conduct an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with applicable GMP requirements.

     If FDA's evaluations of both the PMA application and the manufacturing facilities are favorable, FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions which must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of FDA, the agency will issue a PMA approval letter, authorizing commercial marketing of the device for certain indications. IF FDA's evaluation of the PMA application or manufacturing facilities are not favorable, FDA will deny approval of the PMA application or issue a "no-approval letter." FDA may also determine that additional clinicals trials are necessary, in which case PMA approval may be delayed for several years while additional clinical trials are conducted and submitted in an amendment to the PMA. The PMA process can be expensive, uncertain and lengthy and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

     If human clinical trials of a device are required in connection with either a 510(k) notification or a PMA, and the device presents a "significant risk," the sponsor of the trial (usually the manufacturer or the distributor of the device) is required to file an investigational device exemption ("IDE") application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is reviewed and approved by the FDA and one or more appropriate institutional review boards ("IRBs"), human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a "nonsignificant risk" to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate IRBs.

     The Company has obtained 510(k) clearance for its OcuLight SL, OcuLight SLx and OcuLight GL consoles and a number of peripheral delivery devices including the EndoProbe, the Laser Indirect Ophthalmoscope, the Slit Lamp Adapter, the G-Probe and the DioPexy Probe, for photocoagulation of tissues and structures in the eye in the treatment of various retinal and glaucoma diseases. The Company has also made certain modifications to the Slit Lamp Adapter that the Company has determined do not require the submission of a new 510(k) notification. However, there can be no assurance that the FDA would agree with the Company's determination that a 510(k) notification is not required for the Slit Lamp Adapter modifications nor that FDA would not require the Company to submit a new 510(k) notification for the modification. If the FDA requires the Company to submit a new 510(k) notification for the modified Slit Lamp Adapter, the Company may be prohibited from marketing the modified device until the 510(k) notification is cleared by the FDA.

     In July 1991 the Company submitted a 510(k) notification to obtain clearance for use of its Slit Lamp Adapter for use in iridectomy and other indications. After conducting an initial review of the submission, the FDA indicated that clinical data would be required in order for the agency to make a substantial equivalence determination regarding use of the device for iridectomy. As a result, the Company obtained FDA approval of an investigational device exemption ("IDE") to conduct clinical studies of the Slit Lamp Adapter for iridectomy. Although the Company obtained IDE approval in September 1992, to date, no patients have been recruited for the study. There can be no assurance that once clinical data are collected and submitted to the FDA, that they will be adequate to establish substantial equivalence, that the FDA will not require additional clinical data, or that the FDA will grant 510(k) clearance in a timely manner, if at all.

     The Company has also established a strategic alliance with PDT to manufacture a device designed to photoactivate an ophthalmic drug currently under development by PDT. PDT is responsible for obtaining the required regulatory approvals. Under FDA's combination products policy, the ophthalmic drug and photoactivating device may be considered a drug-device combination product and, therefore, be required to undergo the new drug approval process. The steps required before a new drug can be commercially distributed in the United States include (1) conducting appropriate pre-clinical laboratory and animal tests, (2) submitting to the FDA an application for an investigational new drug ("IND"), which must become effective before clinical trials may commence, (3) conducting well-controlled human clinical trials that establish the safety and effectiveness of the drug, (4) filing with the FDA a new drug application ("NDA") and (5) obtaining FDA approval of the NDA prior to any commercial distribution of the drug. The new drug approval process is expensive, lengthy and uncertain and many new drug products have never been approved for marketing. There can be no assurance that an approved NDA would not be required for the ophthalmic drug and photoactivating device as a combination product or, if required, that such approval could be obtained. In addition, there can be no assurance that the FDA would not require separate premarket clearance for the photoactivating device through either a 510(k) notification or a PMA or, if required, that such premarket clearance or approval could be obtained.

     The Company has submitted a 510(k) notification for the DioLite 532, a new product which is intended to be used in the dermatology market to treat vascular and pigmented skin lesions. The DioLite 532 is a Class II medical device and human clinical trials are not expected to be required in connection with the 510(k) notification, however, there can be no assurance that the FDA will not require clinical data, or that the FDA will grant 510(k) clearance in a timely manner, if at all.

     Any products manufactured or distributed by the Company pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by FDA, including recordkeeping requirements and reporting of adverse experiences with the use of the device. Device manufacturers are required to register their establishments and list their devices with FDA and certain state agencies, and are subject to periodic inspections by FDA and certain state agencies. The FDA Act requires devices to be manufactured in accordance with GMP regulations which impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities. FDA has proposed changes to the GMP regulations which, if finalized, would likely increase the cost of complying with GMP requirements.

     Labeling and promotion activities are subject to scrutiny by FDA and in certain instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of products for unapproved uses. The Company and its products are also subject to a variety of state laws and regulations in those states or localities where its products are or will be marketed. Any applicable state or local regulations may hinder the Company's ability to market its products in those states or localities. Manufacturers are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect upon the Company's ability to do business.

     Exports of products that have market clearance from FDA do not require FDA export approval. However, some foreign countries require manufacturers to provide an FDA certificate for products for export ("CPE") which requires the device manufacturer to certify to the FDA that the product has been granted premarket clearance in the United States and that the manufacturing facilities appeared to be in compliance with GMPs at the time of the last GMP inspection. The FDA will refuse to issue a CPE if significant outstanding GMP violations exist.

     Exports of products subject to the 510(k) notification requirements, but not yet cleared to market, are permitted without FDA approval provided certain requirements are met. Unapproved products subject to the PMA requirements cannot be exported unless approved by FDA for export. To obtain FDA export approval certain requirements must be met and information must be provided to the FDA, including documentation demonstrating that the product is approved for import into the country to which it is to be exported and, in some instances, safety data from animal or human studies. There can be no assurance that the FDA will grant export approval when such approval is necessary, or that countries to which the devices are to be exported will approve the devices for import. Failure of the Company to obtain CPEs, meet FDA's export requirements, or obtain FDA export approval when required to do so, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The introduction of the Company's products in foreign markets will also subject the Company to foreign regulatory clearances which may impose additional substantial costs and burdens. International sales of medical devices are subject to the regulatory requirements of each country. The regulatory review process varies from country to country. Many countries also impose product standards, packaging requirements, labeling requirements and import restrictions on devices. In addition, each country has its own tariff regulations, duties and tax requirements. Approval by the FDA and foreign government authorities is unpredictable and uncertain, and no assurance can be given that the necessary approvals or clearances will be granted on a timely basis or at all. Delays in receipt of, or a failure to receive, such approvals or clearances, or the loss of any previously received approvals or clearances, could have a material adverse effect on the business, financial condition and results of operations of the Company.

     The Company's products are subject to continued and pervasive regulation by FDA and other foreign an domestic regulatory authorities. Changes in existing requirements or adoption of new requirements or policies could adversely affect the ability of the Company to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will not be required to incur significant costs to comply with laws and regulations in the future or that laws or regulations will not have a material adverse effect upon the Company's business, financial condition or results of operations.

REIMBURSEMENT

     The Company's products are typically purchased by doctors, clinics, hospitals and other users, which bill various third-party payors, such as governmental programs and private insurance plans, for the health care services provided to their patients. Third-party payors carefully review and are increasingly challenging the prices charged for medical products and services. Reimbursement rates from private companies vary depending on the procedure performed, the third-party payor, the insurance plan and other factors. Medicare reimburses hospitals on a prospectively-determined fixed amount for the costs associated with an in-patient hospitalization based on the patient's discharge diagnosis, and reimburses physicians a prospectively-determined fixed amount based on the procedure performed, regardless of the actual costs incurred by the hospital or physician in furnishing the care and unrelated to the specific devices used in that procedure. Third-party payors are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products. While the Company believes that the laser procedures using its products have generally been reimbursed, payors may deny coverage and reimbursement for the Company's products if they determine that the device was not reasonable and necessary for the purpose for which used, was investigational or not cost-effective. Additionally, there can be no assurance that PDT will be able to obtain coverage for its use of drugs with the Company's OcuLight Systems, or that the reimbursement will be adequate to cover the treatment procedure. Failure by doctors, clinics, hospitals and other users of the Company's products to obtain adequate reimbursement for use of the Company's products from third-party payors, and/or changes in government legislation or regulation or in private third-party payors' policies toward reimbursement for procedures employing the Company's products could have a material adverse effect on the Company's business, results of operations and financial condition. Moreover, the Company is unable to predict what legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation may have on the Company.

PRODUCT LIABILITY AND INSURANCE

     The Company may be subject to product liability claims in the future. The Company's products are highly complex, used to treat extremely delicate eye tissue and are often used in situations where there is a high risk of serious injury or adverse side effects. In addition, although the Company recommends that its disposable products only be used once and so prominently labels these disposables, the Company believes that certain customers may reuse these disposables. Were such a disposable not adequately sterilized by the customer between such uses, a patient could suffer serious consequences, possibly resulting in a suit against the Company for damages. Accordingly, the manufacture and sale of medical products entails significant risk of product liability claims. Although the Company maintains product liability insurance with coverage limits of $5.0 million per occurrence and an annual aggregate maximum of $6.0 million, there can be no assurance that the coverage of the Company's insurance policies will be adequate. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful claim brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's business, results of operations and financial condition. To date, the Company has not experienced any product liability claims.

BACKLOG

     The Company generally ships its products within a few days after acceptance of a customer's purchase order. Accordingly, the Company does not believe that its backlog at any particular time is indicative of future sales levels.

EMPLOYEES

     At December 31, 1996, the Company had a total of 58 full time employees, including 21 in operations, 20 in sales and marketing, 11 in research and development and 6 in finance and administration. The Company also employs, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. At December 31, 1996, the Company employed three such persons. The Company intends to hire additional personnel during the next twelve months in each of these areas. The Company's future success will depend in part on its ability to attract, train, retain and motivate highly qualified employees, who are in great demand. There can be no assurance that the Company will be successful in attracting and retaining such personnel. The Company's employees are not represented by an collective bargaining organization, and the Company has never experienced a work stoppage or strike. The Company considers its employee relations to be good. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future
Results -- Dependence on Key Personnel."

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company and their ages as of December 31, 1996 were as follows:

                   NAME                      AGE                         POSITION
-------------------------------------------  ---     ------------------------------------------------
Theodore A. Boutacoff......................  49      President, Chief Executive Officer and Director
James L. Donovan...........................  59      Chief Financial Officer and Director
Eduardo Arias..............................  52      Senior Vice President, World-wide Sales
David M. Buzawa............................  44      Vice President, Product Development
Robert Haddad..............................  49      Vice President, Operations

     Mr. Boutacoff co-founded the Company with Messrs. Arias, Buzawa, Donovan and Chang and, since February 1989, has served as its President, Chief Executive Officer and a member of its Board of Directors. Prior to co-founding the Company, Mr. Boutacoff held various positions, including Director of New Business and Clinical Development, Director of Marketing and Director of Regulatory Affairs, with the Medical Division of Coherent, Inc., a manufacturer of laser systems for science, medicine and industry. Mr. Boutacoff holds a B.S. degree in civil engineering from Stanford University.

     Mr. Donovan co-founded the Company and, since February 1989, except in the period June to November 1996, has served as its Chief Financial Officer and a member of its Board of Directors. Prior to co-founding the Company, Mr. Donovan served as General Manager of its Medical Division and Chief Financial Officer of Coherent, Inc. Mr. Donovan holds a B.S. degree in business administration from Southern Oregon State College.

     Mr. Arias co-founded the Company and since April 1989 has served as Vice President, Sales & Marketing until September 1991 when he was promoted to the position of Senior Vice President, International Sales. Prior to co-founding the Company, Mr. Arias held various positions, including Director of Marketing and Sales, Medical Group and Director of International Operations, at Coherent, Inc.

     Mr. Buzawa co-founded the Company in February 1989 and, since such date, has managed the Company's Product Development group, serving since February 1993 as the Vice President, Product Development. Prior to co-founding the Company, Mr. Buzawa held various positions, including Project Engineer, with Coherent, Inc. Mr. Buzawa holds a B.A. degree in general science from the University of Rochester.

     Mr. Haddad joined the Company in March 1991 as Controller and was appointed Vice President, Operations in April 1992. From March 1989 to February 1991, Mr. Haddad served as Director of Operations of Abekas Video Systems, an electronic design and manufacturing company. Mr. Haddad holds a B.S. degree in industrial engineering from California State Polytechnic University and a M.B.A. degree in finance from Sacramento State University. Mr. Haddad has indicated his intention to leave the Company by March 31, 1997.

     Additionally, Robert Kamenski joined the Company as Vice President, Finance and Administration on March 12, 1997. Prior to joining the Company, Mr. Kamenski was Chief Financial Officer and Vice President of Finance and Administration with TeleSensory Corporation. Mr. Kamenski holds a B.B.A. degree in accounting from the University of Wisconsin-Milwaukee and is a member of the American Institute of CPAs.

ITEM 2.  PROPERTIES

     The Company is relocating its operating facilities and has entered into an noncancelable operating lease commencing in March 1997 for 37,000 square feet of space in Mountain View, California. These buildings will house manufacturing, research and development and serve as the Company's headquarter offices. The lease term expires in 2002 and contains a renewal option.

     Management believes that its new facilities will be adequate for its current needs and that suitable additional space or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION FOR COMMON EQUITY

     The Company's Common Stock has been traded on the Nasdaq National Market System under the symbol "IRIX" since the Company's initial public offering on February 15, 1996. The following table sets forth for the periods indicated the high and low closing prices for the Common Stock.

                                                                    HIGH         LOW
                                                                   -------     -------
        FISCAL 1996
          First Quarter (from February 15, 1996).................  $10.875     $ 9.750
          Second Quarter.........................................  $16.750     $10.250
          Third Quarter..........................................  $15.500     $ 6.875
          Fourth Quarter.........................................  $ 9.500     $ 6.250
        FISCAL 1997
          First Quarter (through March 13, 1997).................  $ 8.250     $ 4.750

     On March 13, 1997 the closing price on the Nasdaq National Market for the Company's Common Stock was $7.00 per share. As of December 31, 1996, there were approximately 103 holders of record of the Company's Common Stock.

DIVIDEND POLICY

     The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future. In addition, the payment of cash dividends by the Company to its stockholders is currently prohibited by the Company's bank line of credit. See Note 4 of Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data as of and for the years ended December 31, 1992, 1993, 1994, 1995 and 1996 have been derived from and are qualified by reference to, the consolidated financial statements of the Company audited by Coopers & Lybrand L.L.P., independent accountants. The selected consolidated financial data as of December 31, 1992 and 1993 have been derived from the Company's audited financial statements not included herein. These historical results are not necessarily indicative of the results of operations to be expected for any future period.

     The data set forth below are qualified by reference to, and should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data.

                                                             YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------
                                                1992       1993       1994       1995       1996
                                               ------     ------     ------     ------     -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Sales........................................  $4,515     $5,564     $7,182     $8,801     $12,364
Cost of sales................................   2,071      2,280      2,423      2,798       4,899
                                               ------     ------     ------     ------     -------
  Gross profit...............................   2,444      3,284      4,759      6,003       7,465
                                               ------     ------     ------     ------     -------
Operating expenses:
  Research and development...................     499        528        629        742       1,286
  Selling, general and administrative........   2,303      2,601      3,383      3,787       5,197
  Nonrecurring charge for acquisition of
     technology(1)...........................      --         --         --         80          --
                                               ------     ------     ------     ------     -------
     Total operating expenses................   2,802      3,129      4,012      4,609       6,483
                                               ------     ------     ------     ------     -------
Income (loss) from operations................    (358)       155        747      1,394         982
Other income (expense), net..................     (13)       (24)        (1)        58         699
                                               ------     ------     ------     ------     -------
Income (loss) before benefit from (provision
  for) income taxes..........................    (371)       131        746      1,452       1,681
Benefit from (provision for) income taxes....      --         --      1,039       (452)       (676)
                                               ------     ------     ------     ------     -------
Net income (loss)............................  $ (371)    $  131     $1,785     $1,000     $ 1,005
                                               ======     ======     ======     ======     =======
Net income (loss) per share (2)..............  $(0.27)    $ 0.03     $ 0.40     $ 0.22     $  0.16
                                               ======     ======     ======     ======     =======
Shares used in per share calculation(2)......   1,374      4,521      4,515      4,630       6,478
                                               ======     ======     ======     ======     =======

                                                                  DECEMBER 31,
                                               ---------------------------------------------------
                                                1992       1993       1994       1995       1996
                                               ------     ------     ------     ------     -------
                                                                 (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and available-for-sale
  securities.................................  $  483     $  269     $  684     $1,227     $15,114
Working capital..............................  $1,439     $1,554     $2,973     $4,339     $15,577
Total assets.................................  $2,392     $2,603     $4,436     $6,395     $23,707
Total stockholders' equity...................  $1,511     $1,642     $3,436     $4,685     $21,478

---------------
(1) Reflects the write-off from the purchase of in process of research and development. See Note 2 of Notes to Consolidated Financial Statements.

(2) See Note 1 of Notes to Consolidated Financial Statements for an explanation of shares used in per share calculation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those set forth in such forward looking statements as a result of the factors set forth under "Factors That May Affect Future Results" and other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

OVERVIEW

     The Company is the leading worldwide provider of semiconductor-based photocoagulator systems used to treat eye diseases, including the three leading causes of irreversible blindness. The Company's current OcuLight Systems consist of a semiconductor-based infrared laser console (the "OcuLight SL" and "OcuLight SLx") and a semiconductor-based visible laser console (the "OcuLight GL") along with interchangeable delivery devices, including disposable products. The OcuLight GL was first shipped for revenue in September 1996. Since 1990, when its first FDA cleared infrared OcuLight SL System was shipped, more than 1,300 OcuLight Systems have been sold worldwide. During the past seven years, the Company has steadily expanded its product line and has introduced new products each year to address a broader segment of the ophthalmic market. These new products have contributed to increased sales levels and expansion of its customer base. As the installed base of its OcuLight consoles grows, the Company expects that sales of its disposable products may increase.

     The Company's sales consist of the purchase price of its OcuLight System consoles and delivery devices, disposables and, to a lesser extent, revenues from service and support activities. Revenue from product sales is generally recognized at the time of shipment (net of allowances or discounts), while revenue from services is recognized upon performance of the applicable services. The Company's sales have increased primarily due to growth in unit sales, including additional unit sales resulting from the introduction of the OcuLight GL during the second half of 1996, greater market penetration and an expanded product offering. The Company believes that future growth in unit sales will be derived both from a growth in the market for photocoagulator products and from the replacement of installed photocoagulators which use vacuum tube-based technology.

     Sales in the United States are derived from direct sales to end users and internationally are derived from sales to 39 distributors who resell to hospitals and physicians. Sales to international distributors are made on open credit terms or letters of credit and generally are not subject to a right of return unless the Company terminates a distributor. The Company believes its distributors carry minimal inventory. Although sales of the Company's products internationally currently are denominated in United States dollars, international sales are subject to a variety of risks including fluctuations in foreign currency exchange rates, shipping delays, generally longer receivables collection periods, changes in applicable regulatory policies, international monetary conditions, domestic and foreign tax policies, trade restrictions, duties and tariffs and economic and political instability. These factors are ameliorated somewhat because the Company has sold its products internationally in 65 countries. Accordingly, to date, the Company has not experienced any material impact on its results of operations due to fluctuations in currency exchange rates or the other factors set forth above.

     Cost of sales consists primarily of the cost of purchasing components and sub-systems, assembling, packaging and testing components at the Company's facility, and the direct labor and overhead associated therewith. Cost of service and support consists of expenses related directly to service, support and training activities. Product development expenses consist primarily of personnel costs, materials and research support provided to clinicians at medical institutions developing new applications which utilize the Company's products. Research and development costs have been expensed as incurred. Sales, general and administrative expenses consist primarily of costs of personnel, sales commissions, travel expenses, advertising and promotional expenses, facilities, legal and accounting, insurance and other expenses which are not allocated to other departments.

     Prior to 1995, the Company had not incurred any substantial income tax liability because of its historical operating losses. However, during 1996, the Company utilized its remaining net operating loss carryforwards and began incurring income taxes at statutory tax rates.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of sales for the periods indicated:

                                                                   YEAR ENDED DECEMBER 31,
                                                                  -------------------------
                                                                  1994      1995      1996
                                                                  -----     -----     -----
    Sales.......................................................  100.0%    100.0%    100.0%
    Cost of sales...............................................   33.7      31.8      39.6
                                                                  -----     -----     -----
      Gross profit..............................................   66.3      68.2      60.4
                                                                  -----     -----     -----
    Operating expenses:
      Research and development..................................    8.8       8.4      10.4
      Sales, general and administrative.........................   47.1      43.1      42.0
      Nonrecurring charge for acquisition of technology.........     --       0.9        --
                                                                  -----     -----     -----
      Total operating expenses..................................   55.9      52.4      52.4
                                                                  -----     -----     -----
    Income from operations......................................   10.4      15.8       8.0
    Other income, net...........................................     --       0.7       5.6
                                                                  -----     -----     -----
    Income before (provision for) benefit from income taxes.....   10.4      16.5      13.6
    Benefit from (provision for) income taxes...................   14.5      (5.1)     (5.5)
                                                                  -----     -----     -----
    Net income..................................................   24.9%     11.4%      8.1%
                                                                  =====     =====     =====

     Sales. Sales were $12.4 million, $8.8 million and $7.2 million in 1996, 1995 and 1994, respectively, representing increases of 40.5% from 1995 to 1996 and 22.5% from 1994 to 1995. The growth in sales in 1995 over 1994 was primarily attributable to increased unit volume as the Company expanded its product offering and broadened its customer base, offset somewhat by slight decreases in average selling prices. The increase in 1996 over 1995 is attributable to the same factors, with the addition that unit volume increase were primarily due to the introduction of the OcuLight GL in the second half of the year. International sales accounted for 49.6%, 48.7% and 48.7% in 1996, 1995 and 1994, respectively. The Company expects revenues from international sales to continue to account for a substantial portion of its sales. The lack of availability of a critical component utilized in the manufacture of the OcuLight GL negatively impacted 1996 sales. While supplies of this component have improved, delays in delivery and short falls in quantities ordered by the Company are continuing to negatively impact the Company's ability to ship its OcuLight GL product. The Company is currently qualifying a second source for this component and expects to commence shipments of products incorporating this alternative sourced component in the second quarter of 1997.

     Gross Profit. Gross profit was $7.5 million, $6.0 million and $4.8 million in 1996, 1995 and 1994 representing 60.4%, 68.2% and 66.3% of sales in each of such periods, respectively. Gross profit improved in 1995 as compared to 1994 in absolute dollars and as a percentage of sales primarily due to higher sales volume and improved economies of scale. The gross margins in 1996 compared to 1995 were higher in absolute dollars but lower as a percentage of sales primarily due to the costs associated with starting up manufacturing of the new OcuLight GL. Increasing competition has resulted in a downward trend in average selling prices. The Company expects continued competitive pressure on the prices of its products. The Company intends to continue its efforts to reduce the cost of components and thereby mitigate the impact of price reductions on its gross margin. Margins are also expected to increase as volumes increase, critical components are received on schedule and costs are engineered out of the new product. Gross margins will fluctuate due to changes in the relative proportions of domestic and international sales, costs associated with future product introductions and a variety of other factors.

     Research and Development. Research and development expenses increased by 73.3% in 1996 to $1,286,000 and by 18.0% in 1995 to $742,000 from $629,000 in
1994, representing 10.4%, 8.4% and 8.8% of sales in these periods, respectively. The increase in research and development expenses in 1995 as compared to 1994 was primarily attributable to an increase in personnel as the Company increased its product development efforts. During 1996, a higher level of expense was incurred primarily in connection with the development of the OcuLight GL and another new product planned for introduction during 1997.

     Sales, General and Administrative. Sales, general and administrative expenses grew by 37.2% in 1996 to $5.2 million and by 11.9% to $3.8 million in 1995 from $3.4 million in 1994. The increases in sales, general and administrative expenses were primarily due to the hiring of additional sales and marketing employees to address new sales opportunities and to support expanding unit volumes, higher sales commissions and the growth in the infrastructure of the Company's finance, administrative and operations group which were necessary to support the Company's expanded operations. Costs associated with the launch of the OcuLight GL during 1996 also increased sale and marketing expenses during this period. In addition, general and administrative expenses increased due to recruiting and relocation costs associated with hiring a chief financial officer, expenses related to the Company's initial public offering in February 1996 and the establishment of a returns and allowance reserve.

     Nonrecurring Charge for Acquisition of Technology. In the fourth quarter of 1995, the Company wrote off $80,000, or 0.9% of sales in 1995, of in-progress research and development costs in connection with an acquisition.

     Interest Income. Interest income, was $691,000, $64,000 and $22,000 in 1996, 1995 and 1994, respectively. This income was primarily from interest earned on short-term investments. Increased interest income was primarily due to increased levels of investments.

     Income Taxes. The Company had an effective tax rate of 40%, 32% and (139%) in 1996, 1995, and 1994, respectively. The rates for 1995 and 1994 differ from the statutory rate of 40% primarily due to the utilization of net operating losses. In addition, in 1995 and 1994, the Company reversed $280,000 and $1,039,000 of its valuation allowance due to management's determination that it was more likely than not that the related deferred tax assets would be utilized. The Company utilized its entire remaining net operating loss carry forwards during 1996.

SELECTED QUARTERLY OPERATING RESULTS

     The following table represents unaudited quarterly financial information for the eight quarters ended December 31, 1996. Management believes this information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Form 10-K and in management's opinion includes all necessary adjustments (consisting only of normal recurring adjustments) to present fairly the unaudited quarterly results when read in conjunction with the audited financial statements of the Company and the notes thereto appearing elsewhere in this Form 10-K. These operating results are not necessarily indicative of results of any future period. See "-- Factors That May Affect Future Results -- Fluctuations in Quarterly Operating Results."

                                                                       THREE MONTHS ENDED
                                 -----------------------------------------------------------------------------------------------
                                 MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,    MAR. 31,    JUNE 30,    SEP. 30,     DEC. 31,
                                   1995         1995        1995         1995        1996        1996        1996         1996
                                 ---------    --------    ---------    --------    --------    --------    --------     --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales..........................   $ 2,088      $2,166      $ 2,092      $2,455      $2,417      $2,486      $2,635       $4,826
Cost of sales..................       692         745          647         714         932         948         968        2,051
                                   ------      ------       ------      ------      ------      ------      ------       ------
  Gross profit.................     1,396       1,421        1,445       1,741       1,485       1,538       1,667        2,775
                                   ------      ------       ------      ------      ------      ------      ------       ------
Operating expenses:
  Research and development.....       159         204          203         176         270         331         313          372
  Sales, general and
    administrative.............       865         905          891       1,126       1,056       1,109       1,177        1,855
  Nonrecurring charge for
    acquisition of
    technology.................        --          --           --          80          --          --          --           --
                                   ------      ------       ------      ------      ------      ------      ------       ------
    Total operating expenses...     1,024       1,109        1,094       1,382       1,326       1,440       1,490        2,227
                                   ------      ------       ------      ------      ------      ------      ------       ------
Income from operations.........       372         312          351         359         159          98         177          548
Other income, net..............        12           5           15          26          92         206         226          175
                                   ------      ------       ------      ------      ------      ------      ------       ------
Income before provision for
  income taxes.................       384         317          366         385         251         304         403          723
Provision for income taxes.....      (161)       (136)        (147)         (8)        (26)       (122)       (161)        (367)
                                   ------      ------       ------      ------      ------      ------      ------       ------
Net income.....................   $   223      $  181      $   219      $  377      $  225      $  182      $  242       $  356
                                   ======      ======       ======      ======      ======      ======      ======       ======
Net income per share...........   $  0.05      $ 0.04      $  0.05      $ 0.08      $ 0.04      $ 0.03      $ 0.04       $ 0.05
                                   ======      ======       ======      ======      ======      ======      ======       ======
Shares used in per share
  calculation(1)...............     4,525       4,549        4,558       4,700       5,697       6,758       6,750        6,708
                                   ======      ======       ======      ======      ======      ======      ======       ======

                                                                    AS A PERCENTAGE OF SALES
                                 -----------------------------------------------------------------------------------------------
Sales..........................     100.0%      100.0%       100.0%      100.0%      100.0%      100.0%      100.0%       100.0%
Cost of sales..................      33.1        34.4         30.9        29.1        38.6        38.1        36.7         42.5
                                    -----       -----        -----       -----       -----       -----       -----        -----
  Gross profit.................      66.9        65.6         69.1        70.9        61.4        61.9        63.3         57.5
                                    -----       -----        -----       -----       -----       -----       -----        -----
Operating expenses:
  Research and development.....       7.6         9.4          9.7         7.2        11.2        13.3        11.9          7.7
  Sales, general and
    administrative.............      41.5        41.8         42.6        45.8        43.7        44.6        44.7         38.4
  Nonrecurring charge for
    acquisition of
    technology.................        --          --           --         3.3          --          --          --           --
                                    -----       -----        -----       -----       -----       -----       -----        -----
    Total operating expenses...      49.1        51.2         52.3        56.3        54.9        57.9        56.5         46.1
                                    -----       -----        -----       -----       -----       -----       -----        -----
Income from operations.........      17.8        14.4         16.8        14.6         6.6         3.9         6.7         11.4
Other income, net..............       0.6         0.2          0.7         1.1         3.8         8.3         8.6          3.6
                                    -----       -----        -----       -----       -----       -----       -----        -----
Income before provision for
  income taxes.................      18.4        14.6         17.5        15.7        10.4        12.2        15.3         15.0
Provision for income taxes.....      (7.7)       (6.2)        (7.0)       (0.3)       (1.1)       (4.9)       (6.1)        (7.6)
                                    -----       -----        -----       -----       -----       -----       -----        -----
Net income.....................      10.7%        8.4%        10.5%       15.4%        9.3%        7.3%        9.2%         7.4%
                                    =====       =====        =====       =====       =====       =====       =====        =====

---------------
(1) For an explanation of shares used in per share calculations, see Note 1 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     In February 1996, the Company sold 1,982,500 shares of its Common Stock in connection with its initial public offering ("IPO"). The net proceeds of this offering were approximately $15.7 million after deducting underwriting discounts and commissions and expenses of the offering. The Company has used a portion of the net proceeds from the IPO for purchases of inventory, leasehold improvements and payment of certain accrued liabilities.

     From January 1994, the Company has funded the operations primarily from cash generated from operations. Net cash provided from operations totaled approximately $896,000 and $736,000 in 1995 and 1994, respectively, and net cash used in operations totaled $1,256,000 in 1996. The Company used approximately $10,790,000 in investing activities primarily for available-for-sale securities in 1996 and approximately $235,000 and $32,000 in investing activities primarily for the acquisition of fixed assets in 1995 and 1994, respectively. Net cash provided by financing activities during 1996 was $15,782,000, which consisted primarily of proceeds from the Company's IPO. Net cash used in financing activities in 1995 and 1994 consisted of approximately $118,000 and $289,000, respectively, primarily for the repayment of funds previously borrowed under the Company's bank line of credit.

     At December 31, 1996, the Company's primary sources of liquidity included cash, cash equivalents and short term investments of $15.1 million. In addition, the Company has available $1,000,000 under its unsecured line of credit which bears interest at the bank's prime rate plus 0.75% and expires in September 1997. The Company believes that, based on current estimates, its current cash balances, short term investments net cash provided by operating activities and credit facility will be sufficient to meet its working capital and capital expenditure requirements at least through 1997.

     During the year ended December 31, 1996, the Company used $1.3 million in operating activities. Sources of cash included net income of $1.0 million offset by increases in inventories of $.603 million and increases in accounts receivable of $2.9 million. The increase in inventories is primarily due to the purchase of components for the OcuLight GL, shipments of which were unexpectedly delayed in the third quarter due to delays in receipt of FDA approval, the unavailability of a sole source component and to purchases of components for the Company's other products. During 1996, while the Company waited for FDA approval of the OcuLight GL, the Company built up its inventory of the OcuLight SL in order to be able to allocate substantial manufacturing resources to producing the OcuLight GL. When the introduction of the OcuLight GL was delayed due to delays in FDA approval and the inability to obtain certain components, the Company experienced increases in inventory levels and manufacturing labor inefficiencies. The Company expects to continue to devote most of its manufacturing capacity to the assembly of the OcuLight GL during the first half of 1997. The Company expects to reduce inventory of the OcuLight SL over the first half of 1997.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Dependence on Visible Photocoagulator. The Company introduced a new semiconductor-based photocoagulator system, the OcuLight GL, in the second half of 1996. The Company devoted significant resources to the development and commercial introduction of the OcuLight GL. The Company believes that the continued growth of its sales, if any, will be substantially dependent upon sales of this visible light laser system. While the OcuLight GL has been successfully introduced, the Company has continued to face risks associated with developing and manufacturing a new product. For example, the Company experienced delays in its manufacturing of the OcuLight GL due to the inability of a supplier of a sole-source component to deliver components in volume and on a timely basis. The Company has worked with this supplier to resolve these difficulties and is also actively qualifying a second source for that component. The Company expects to ship products incorporating components from this second source by the second quarter of 1997. Other difficulties may occur, for example, despite testing by the Company, quality and reliability problems may arise which may result in reduced bookings, manufacturing rework costs, delays in collecting accounts receivable, additional service and warranty costs and a decline in the Company's competitive position. Moreover, the Company believes that recommendations by ophthalmologists and clinicians for use of this laser will be essential for its continued market acceptance. While the Company believes that the OcuLight GL has been generally accepted by the market, ophthalmologists and clinicians may not recommend this laser or related treatments unless they conclude, based upon clinical data and other factors, that it is a beneficial alternative to other technologies and treatments, including more established argon gas lasers. There can be no assurance that the Company will be able to manufacture this visible laser system has been on a cost-effective, timely basis or that it will achieve widespread market acceptance. Additionally, the OcuLight GL competes directly with established on-based and other photocoagulator systems currently sold by the Company's competitors and new systems being introduced by competitors and the Company expects to continue to experience significant competitive pressures. Failure of the OcuLight GL system to achieve widespread market acceptance for any reason would have a material adverse effect on the Company's business, results of operations and financial condition.

     Dependence on Continued Market Acceptance of Infrared
Photocoagulators. Prior to the third quarter of 1996, substantially all of the Company's revenues had been derived from sales of its OcuLight Diode Laser Photocoagulator system (the "OcuLight SL System"), an infrared, invisible light, semiconductor-based laser console and interchangeable delivery devices, into the ophthalmic medical device market. The ophthalmic community historically has used argon-gas photocoagulators which produce visible light and the substantial majority of photocoagulators sold for ophthalmic purposes are argon-gas. Because sales of the Company's OcuLight SL System represent a significant portion of the infrared laser market, increased sales of the Company's infrared system will depend on the rate at which users convert to infrared photocoagulators. Equipment purchasing decisions may be based on a number of factors, in addition to price and performance. For example, many ophthalmologists have been trained in medical school to use visible lasers and may be reticent to change to infrared lasers. There can be no assurance that the OcuLight SL System will continue to be accepted by the market or that other competitive treatments will not be developed, and therefore that sales derived from the OcuLight SL System will continue to grow at historical rates or be sustainable at current sales levels. Any decline in the demand for the OcuLight SL System or any failure of sales derived from such products to meet the Company's expectations would have a material adverse effect on the business, results of operations and financial condition of the Company.

     Management of Growth. With the introduction of the OcuLight GL, the Company has recently experienced, and may continue to experience growth in production, the number of its employees, the scope of its operating and financial systems and the geographic area of its operations. This growth has resulted in new and increased responsibilities for management personnel and has placed and continues to place a significant strain upon the Company's management, operating, inventory and financial systems and resources. To accommodate recent growth and to compete effectively and manage future growth, if any, the Company has been required to continue to implement and improve operational, financial and management information systems, procedures and controls and to expand, train, motivate and manage its work force. The Company has been implementing a new management information system in manufacturing and expects to continue this implementation throughout the Company through 1997. The Company's future success will depend on the successful installation of this system as well as on the ability of its current and future executive officers to operate effectively, both independently and as a group. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's existing and future operations. Any failure to implement and improve the Company's operational, financial and management systems or to expand, train, motivate or manage employees could have a material adverse effect on the Company's business, results of operations and financial condition. Additionally, the Company is in the process of relocating to a larger facility. There can be no assurance that the Company's operations will not be disrupted during such move, possibly causing a material adverse effect on the Company's results of operations.

     Dependence on Development of New Products and New Applications. The Company's future success is dependent upon, among other factors, its ability to develop, obtain regulatory approval, manufacture and introduce on a timely and cost-effective basis as well as successfully sell and achieve market acceptance of new products and applications and enhanced versions of existing products. The extent of, and rate at which, market acceptance and penetration are achieved by future products, is a function of many variables, including price, safety, efficacy, reliability, marketing and sales efforts, the development of new applications for these products and general economic conditions affecting purchasing patterns. In 1996, the Company developed a new product which is intended to be used in the dermatology market to treat vascular and pigmented skin lesions. The new product, the DioLite 532 will deliver pulsed laser power through a variety of fiber optic delivery device handpieces. The Company has submitted a 510(k) notification for the DioLite 532. There can be no assurance that the FDA will not require clinical data or that the FDA will grant 510(k) clearance in a timely manner, if at all. Even if the Company's products receive FDA clearance or approval, there can be no assurance that such products will achieve clinical acceptance or that the Company can successfully manage the introduction of such product into the dermatology market, a market that the Company's products do not currently address and in which the Company has no experience. The failure of the Company to successfully develop and introduce new products or enhanced versions of existing products could have a material adverse effect on the Company's business, operating results and financial condition. The Company is seeking to expand the market for its existing and new products by working with clinicians and third parties to identify new applications for its products, validating new procedures which utilize its products and responding more effectively to new procedures. There can be no assurance that the Company's efforts to develop new applications for its products will be successful, that it can obtain regulatory approvals to use its products in new clinical applications in a timely manner, or at all, or gain satisfactory market acceptance for such new applications. Failure to develop and achieve market acceptance of new applications would have a material adverse effect on the Company's business, results of operations and financial condition.

     Dependence on Key Manufacturers and Suppliers. The Company relies on third parties to manufacture substantially all of the components used in its products, although the Company assembles critical subassemblies as well as the final product at its facility in Mountain View, California. There are risks associated with the use of independent manufacturers, including unavailability of or delays in obtaining adequate supplies of components and potentially reduced control of quality, production costs and the timing of delivery. The Company has qualified two or more sources for most of the components used in its products. Certain semiconductor laser components purchased from SDL, Inc. ("SDL") are not readily available from other suppliers. During last half 1996 and first quarter 1997 the Company has experienced delays in its manufacturing of the OcuLight GL due to the inability of SDL to deliver components in volume and on a timely basis. The Company is working with this supplier to resolve these difficulties and is actively working to qualify a second source for this component and other components. The Company expects to commence products incorporating this alternative sourced component in the second quarter of 1997. The process of qualifying suppliers is ongoing, particularly as new products are introduced and may be lengthy. The Company does not have long-term or volume purchase agreements with any of its suppliers and currently purchases components on a purchase order basis. No assurance can be given that these components will be available in the quantities required by the Company, on reasonable terms, or at all. Establishing its own capabilities to manufacture these components would require significant scale-up expenses and additions to facilities and personnel and could significantly decrease the Company's profit margins. The Company's business, results of operations and financial condition would be adversely affected if it is unable to continue to obtain components as required at a reasonable cost

     Fluctuations in Quarterly Operating Results. Although the Company has been profitable on an annual and quarterly basis for the last four years, the Company's sales and operating results have varied substantially on a quarterly basis and such fluctuations are expected to continue in future periods. The Company believes that its gross margins in 1997 will continue to be lower than gross margins in 1996, primarily because of increases in fixed costs incurred to support expansion of the Company's business, costs associated with the OcuLight GL and the downward trend in average selling prices, primarily due to increased competition. In addition, the Company expects international sales of the OcuLight GL to exceed domestic sales of this product during the first quarter of 1997. The gross margins on international shipments of the OcuLight GL are significantly lower than the gross margins on domestic shipments of the OcuLight GL, primarily due distributor discounts. Additionally, the Company expects to continue to incur increased operating expenses in the first half of 1997 associated with the introduction of the OcuLight GL. Such increases may result in lower operating margins in the first half of 1997 slightly offset by a higher percentage of sales to domestic customers. The ability of the Company to increase its operating margins during the first half of 1997 and thereafter will depend primarily on continued receipt of sole source components and qualification of a second source, successful and timely manufacturing of the OcuLight GL and continued market acceptance of the OcuLight GL as well as increased sales of the OcuLight SL Systems. The Company's operating results are affected by a number of factors, many of which are beyond the Company's control. Factors contributing to these fluctuations include the timing of the introduction and market acceptance of new products or product enhancements by the Company and its competitors, the cost and availability of components and subassemblies, changes in pricing by the Company and its competitors, the timing of the development and market acceptance of new applications for the Company's products, the relatively long and highly variable sales cycle for the Company's products to hospitals and other health care institutions, fluctuations in economic and financial market conditions and resulting changes in customers' or potential customers' budgets and increased product development costs. Any inability to obtain adequate quantities of a sole-source component for the OcuLight GL would adversely impact the Company's ability to ship the OcuLight GL. In addition to these factors, the Company's quarterly results have been and are expected to continue to be affected by seasonal factors. The Company manufactures its products to forecast rather than to outstanding purchase orders, and products are typically shipped shortly after receipt of a purchase order. While backlog increased in 1996 because of manufacturing difficulties associated with the Company's new product, the Company does not expect significant backlog in the future and the amount of backlog at any particular date is generally not indicative of its future level of sales. Although the Company's manufacturing procedures are designed to assure rapid response to customer orders, they may in certain instances create a risk of excess or inadequate inventory levels if orders do not match forecasts. The Company increased its inventory of the OcuLight SL system during the first three quarters of 1996 in anticipation of allocating substantial manufacturing resources to produce the OcuLight GL in the fourth quarter of 1996. The Company expects to reduce inventory of the OcuLight SL through the second half of 1997. The Company's expense levels are based, in part, on expected future sales. If sales levels in a particular quarter do not meet expectations, the Company may be unable to adjust operating expenses quickly enough to compensate for the shortfall, and the Company's results of operations may be adversely affected. In addition, the Company has historically made a significant portion of each quarter's product shipments near the end of the quarter. If that pattern continues, even short delays in shipment of products at the end of a quarter could have a material adverse effect on results of operations for such quarter. As a result of the above factors, sales for any future quarter are not predictable with any significant degree of accuracy and operating results in any period should not be considered indicative of the results to be expected for any future period. There can be no assurance that the Company will remain profitable in the future or that operating results will not vary significantly.

     Competition. Competition in the market for devices used for ophthalmic treatments is intense and is expected to increase. This market is also characterized by rapid technological innovation and change and the Company's products could be rendered obsolete as a result of future innovations. The Company's competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. In addition to photocoagulators, the Company competes with pharmaceuticals, other technologies and other surgical techniques. Although many of the Company's current competitors do not currently sell semiconductor lasers such as those used in the Company's products, such competitors could incorporate these semiconductor lasers into their products in the future and compete directly with the Company. The Company's principal competitors are Coherent, Inc., Nidek, Zeiss, Keeler and HGM Medical Laser Systems, Inc. Of these companies, only Nidek, Zeiss and Keeler currently offer a semiconductor-based laser system. Other competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than the Company. Such companies also have greater name recognition than the Company and long-standing customer relationships. In addition, there can be no assurance that other medical companies, academic and research institutions or others will not develop new technologies or therapies, including medical devices, surgical procedures or pharmacological treatments and obtain regulatory approval for products utilizing such techniques that are more effective in treating the ophthalmic conditions targeted by the Company or are less expensive than the Company's current or future products, and that the Company's technologies and products would not be rendered obsolete by such developments. Any such developments could have a material adverse effect on the business, financial condition and results of operations of the Company.

     Dependence on Collaborative Relationships. The Company has entered into collaborative relationships with academic medical centers and physicians in connection with the research and development and clinical testing of its products. The Company plans to collaborate with third parties to develop and commercialize existing and new products. In May 1996, the Company executed an agreement with PDT, a maker of photodynamic drugs, under which the Company and PDT will collaborate to develop a device which will emit a laser beam to activate a photodynamic drug being developed by PDT to achieve a desired therapeutic result. The development of this new photodynamic system will require at least three years and significant financial and other resources. There can be no assurance that this collaborative development effort will continue or that it will result in the successful development and introduction of a photodynamic system. The Company believes that these current and future relationships are important because they would allow the Company greater access to funds, to research, development and testing resources and to manufacturing, sales and distribution resources. However, the amount and timing of resources to be devoted to these activities are not within the Company's control. There can be no assurance that such parties will perform their obligations as expected or that the Company's reliance on others for clinical development, manufacturing and distribution of its products will not result in unforeseen problems. Further, there can be no assurance that the Company's collaborative partners will not develop or pursue alternative technologies either on their own or in collaboration with others, including the Company's competitors, as a means of developing or marketing products for the diseases targeted by the collaborative programs and by the Company's products. The failure of any current or future collaboration efforts could have a material adverse effect on the Company's ability to introduce new products or applications and therefore could have a material adverse effect on the Company's business, results of operations and financial condition.

     Dependence on International Sales. The Company derives, and expects to continue to derive, a large portion of its revenue from international sales. In 1996, 1995 and 1994, the Company's international sales were $6.1 million, $4.3 million, and $3.5 million, or 49.6%, 48.7% and 48.7%, respectively, of total sales. Therefore, a large portion of the Company's revenues will continue to be subject to the risks associated with international sales, including fluctuations in foreign currency exchange rates, shipping delays, generally longer receivables collection periods, changes in applicable regulatory policies, international monetary conditions, domestic and foreign tax policies, trade restrictions, duties and tariffs, and economic and political instability. Each of these factors could have a significant impact on the Company's ability to deliver products on a competitive and timely basis.

     Patents and Proprietary Rights. The Company's success and ability to compete is dependent in part upon its proprietary information. The Company relies on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect its intellectual property rights. The Company files patent applications to protect technology, inventions and improvements that are significant to the development of its business. The Company has been issued six United States patents on the technologies related to its products and processes. The Company has applied for two additional patents related to its solid state laser products. There can be no assurance that any of the Company's patent applications will issue as patents, that any patents now or hereafter held by the Company will offer any degree of protection, or that the Company's patents or patent applications will not be challenged, invalidated or circumvented in the future. Moreover, there can be no assurance that the Company's competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets.

     In addition to patents, the Company relies on trade secrets and proprietary know-how which it seeks to protect, in part, through proprietary information agreements with employees, consultants and other parties. The Company's proprietary information agreements with its employees and consultants contain industry standard provisions requiring such individuals to assign to the Company without additional consideration any inventions conceived or reduced to practice by them while employed or retained by the Company, subject to customary exceptions. There can be no assurance that proprietary information agreements with employees, consultant and others will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors.

     The laser and medical device industry is characterized by frequent litigation regarding patent and other intellectual property rights and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. Numerous patents are held by others, including academic institutions and competitors of the Company. Because patent applications are maintained in secrecy in the United States until patents are issued and are maintained in secrecy for a period of time outside the United States, the Company has not conducted any searches to determine whether the Company's technology infringes any patents or patent applications. The Company has from time to time been notified of, or has otherwise been made aware of claims that it may be infringing upon patents or other proprietary intellectual property owned by others. If it appears necessary or desirable, the Company may seek licenses under such patents or proprietary intellectual property. Although patent holders commonly offer such licenses, no assurance can be given that licenses under such patents or intellectual property will be offered or that the terms of any offered licenses will be reasonable or will not adversely impact the Company's operating results. Any claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause shipment delays or require the Company to develop non-infringing technology or to enter into royalty or licensing agreements. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. An adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, results of operations and financial condition. Conversely, litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. Both the defense and prosecution of intellectual property suits or interference proceedings are costly and time consuming.

     Government Regulation. The medical devices marketed and manufactured by the Company are subject to extensive regulation by the FDA and, in some instances, by foreign and state governments. Pursuant to the Federal Food, Drug and Cosmetic Act of 1976, as amended, and the regulations promulgated thereunder, the FDA regulates the clinical testing, manufacture, labeling, sale, distribution and promotion of medical devices. Before a new device can be introduced into the market, the manufacturer must obtain market clearance through either the 510(k) premarket notification process or the lengthier premarket approval ("PMA") application process. Obtaining these approvals can take a long time and delay the introduction of a product. For example, the introduction of the OcuLight GL in the United States was delayed about three months from the Company's expectations due to the longer than expected time period required to obtain FDA premarket clearance. Noncompliance with applicable requirements, including good manufacturing practices ("GMP"), can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company. The failure of the Company to obtain government approvals or any delays in receipt of such approvals would have a material adverse effect on the Company's business, results of operations and financial condition.

     Reimbursement. The Company's products are typically purchased by doctors, clinics, hospitals and other users, which bill various third-party payors, such as governmental programs and private insurance plans, for the health care services provided to their patients. Third-party payors carefully review and are increasingly challenging the prices charged for medical products and services. Reimbursement rates from private companies vary depending on the procedure performed, the third-party payor, the insurance plan and other factors. Medicare reimburses hospitals on a prospectively-determined fixed amount for the costs associated with an in-patient hospitalization based on the patient's discharge diagnosis, and reimburses physicians a prospectively-determined fixed amount based on the procedure performed, regardless of the actual costs incurred by the hospital or physician in furnishing the care and unrelated to the specific devices used in that procedure. Third-party payors are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products. While the Company believes that the laser procedures using its products have generally been reimbursed, payors may deny coverage and reimbursement for the Company's products if they determine that the device was not reasonable and necessary for the purpose for which used, was investigational or not cost-effective. Additionally, there can be no assurance that PDT will be able to obtain coverage for its use of drugs with the Company's OcuLight Systems, or that the reimbursement will be adequate to cover the treatment procedure. Failure by doctors, clinics, hospitals and other users of the Company's products to obtain adequate reimbursement for use of the Company's products from third-party payors, and/or changes in government legislation or regulation or in private third-party payors' policies toward reimbursement for procedures employing the Company's products could have a material adverse effect on the Company's business, results of operations and financial condition. Moreover, the Company is unable to predict what legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation may have on the Company.

     Product Liability and Insurance. The Company may be subject to product liability claims in the future. The Company's products are highly complex, used to treat extremely delicate eye tissue and are often used in situations where there is a high risk of serious injury or adverse side effects. In addition, although the Company recommends that its disposable products only be used once and so prominently labels these disposables, the Company believes that certain customers may reuse these disposables. Were such a disposable not adequately sterilized by the customer between such uses, a patient could suffer serious consequences, possibly resulting in a suit against the Company for damages. Accordingly, the manufacture and sale of medical products entails significant risk of product liability claims. Although the Company maintains product liability insurance with coverage limits of $5.0 million per occurrence and an annual aggregate maximum of $6.0 million, there can be no assurance that the coverage of the Company's insurance policies will be adequate. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful claim brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's business, results of operations and financial condition. To date, the Company has not experienced any product liability claims.

     Volatility of Stock Price. The trading price of the Company's Common Stock has been subject to wide fluctuations in response to a variety of factors since the Company's initial public offering in February 1996, including quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, developments in patents or other intellectual property rights, general conditions in the ophthalmic laser industry, revised earning estimates, comments or recommendations issued by analysts who follow the Company, its competitors or the ophthalmic laser industry and general economic and market conditions. Additionally, the stock market in general, and the market for technology stocks in particular, have experienced extreme price volatility in recent years. Volatility in price and volume has had a substantial effect on the market prices of many technology companies for reasons unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations could have a significant impact on the market price of the Common Stock. See Item 5. Market for Registrant's Common Equity and Related Stockholder Matters-Market Information for Common Equity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Balance sheets of the Company as of December 31, 1996 and 1995 and statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996, together with the related notes and the report of Coopers & Lybrand L.L.P., independent accountants, are set forth on the following pages. Other required financial information is set forth herein, as more fully described in Item 14 hereof.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
IRIDEX Corporation
Mountain View, California

     We have audited the accompanying consolidated balance sheets of IRIDEX Corporation and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on those financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IRIDEX Corporation and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                          /s/ COOPERS & LYBRAND L.L.P.

San Jose, California
February 10, 1997

                               IRIDEX CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               DECEMBER 31,
                                                                            ------------------
                                                                             1996        1995
                                                                            -------     ------
ASSETS
Current assets:
  Cash and cash equivalents...............................................  $ 4,963     $1,227
  Available-for-sale securities...........................................    4,951         --
  Accounts receivable, net of allowance for doubtful accounts of $265 in
     1996 and $383 in 1995................................................    5,390      2,478
  Inventories.............................................................    1,859      1,256
  Prepaids and other current assets.......................................      122        285
  Deferred income taxes...................................................      519        795
                                                                            -------     ------
          Total current assets............................................   17,804      6,041
  Available-for-sale securities...........................................    5,200         --
Property and equipment, net...............................................      655        254
Deferred income taxes.....................................................       48        100
                                                                            -------     ------
          Total assets....................................................  $23,707     $6,395
                                                                            =======     ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................  $   535     $  293
  Accrued expenses........................................................    1,684      1,401
  Current portion of capital lease obligations............................        8          8
                                                                            -------     ------
          Total current liabilities.......................................    2,227      1,702
Capital lease obligations, net of current portion.........................        2          8
                                                                            -------     ------
          Total liabilities...............................................    2,229      1,710
                                                                            -------     ------

Commitments and contingencies (Note 5).

Stockholders' Equity:
  Convertible Preferred Stock, $.01 par value:
     Authorized: Series A through D1: 2,000,000 shares
     Issued and outstanding: none in 1996 and 1,891,663 shares in 1995....       --         19
     (Liquidation value: $5,219)
  Common Stock, $.01 par value:
     Authorized: 30,000,000 shares;
     Issued and outstanding: 6,350,180 shares in 1996 and 1,505,424 shares
      in 1995.............................................................       63         15
  Additional paid-in capital..............................................   21,248      5,489
  Retained earnings (deficit).............................................      167       (838)
                                                                            -------     ------
       Total stockholders' equity.........................................   21,478      4,685
                                                                            -------     ------
          Total liabilities and stockholders' equity......................  $23,707     $6,395
                                                                            =======     ======

  The accompanying notes are an integral part of these consolidated financial statements

                               IRIDEX CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     YEAR ENDED DECEMBER 31,
                                                                  -----------------------------
                                                                   1996        1995       1994
                                                                  -------     ------     ------
Sales...........................................................  $12,364     $8,801     $7,182
Cost of sales...................................................    4,899      2,798      2,423
                                                                  -------     ------     ------
          Gross profit..........................................    7,465      6,003      4,759
                                                                  -------     ------     ------
Operating expenses:
  Research and development......................................    1,286        742        629
  Sales, general and administrative.............................    5,197      3,787      3,383
  Nonrecurring charge for acquisition of technology.............       --         80         --
                                                                  -------     ------     ------
          Total operating expenses..............................    6,483      4,609      4,012
                                                                  -------     ------     ------
          Income from operations................................      982      1,394        747
Interest expense................................................       --        (16)       (29)
Interest income.................................................      691         64         22
Other income....................................................        8         10          6
                                                                  -------     ------     ------
          Income before benefit from (provision for) income
            taxes...............................................    1,681      1,452        746
Benefit from (provision for) income taxes.......................     (676)      (452)     1,039
                                                                  -------     ------     ------
          Net income............................................  $ 1,005     $1,000     $1,785
                                                                  =======     ======     ======
Net income per share............................................  $  0.16     $ 0.22     $ 0.40
                                                                  =======     ======     ======
Shares used in per share calculation............................    6,478      4,630      4,515
                                                                  =======     ======     ======

  The accompanying notes are an integral part of these consolidated financial statements.

                               IRIDEX CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                        CONVERTIBLE
                                      PREFERRED STOCK        COMMON STOCK      ADDITIONAL   RETAINED
                                    -------------------   ------------------    PAID-IN     EARNINGS
                                      SHARES     AMOUNT    SHARES     AMOUNT    CAPITAL     (DEFICIT)   TOTAL
                                    ----------   ------   ---------   ------   ----------   --------   -------
Balances, December 31, 1993.......   1,891,663    $ 19    1,108,625    $ 11     $  5,235    $ (3,623)  $ 1,642
  Issuance of Common Stock under
     stock option plan............          --      --       56,192       1            8          --         9
  Net income......................          --      --           --      --           --       1,785     1,785
                                    ----------    ----    ---------     ---      -------     -------   -------
Balances, December 31, 1994.......   1,891,663      19    1,164,817      12        5,243      (1,838)    3,436
  Issuance of Common Stock........          --      --       90,800       1          181          --       182
  Issuance of Common Stock under
     stock option plan............          --      --      249,807       2           65          --        67
  Net income......................          --      --           --      --           --       1,000     1,000
                                    ----------    ----    ---------     ---      -------     -------   -------
Balances, December 31, 1995.......   1,891,663      19    1,505,424      15        5,489        (838)    4,685
  Issuance of Common Stock........          --      --    1,982,500      20       15,639          --    15,659
  Issuance of Common Stock under
     stock option plan............          --      --        9,096      --            9          --         9
  Issuance of Common Stock under
     Employee Stock Purchase
     Plan.........................          --      --       15,665      --          120          --       120
  Conversion of Preferred Stock...  (1,891,663)    (19)   2,837,495      28           (9)         --        --
  Net Income......................          --      --           --      --           --       1,005     1,005
                                    ----------    ----    ---------     ---      -------     -------   -------

Balances, December 31, 1996.......          --    $ --    6,350,180    $ 63     $ 21,248    $    167   $21,478
                                    ==========    ====    =========     ===      =======     =======   =======

    Accompanying notes are an integral part of these consolidated financial statements.

                               IRIDEX CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         YEAR ENDED DECEMBER 31,
                                                                     -------------------------------
                                                                       1996        1995       1994
                                                                     --------     ------     -------
Cash flows from operating activities:
  Net income.......................................................  $  1,005     $1,000     $ 1,785
  Adjustments to reconcile net income to net cash provided by (used
     in) operating activities:
     Depreciation..................................................       238         92          65
     Provision for doubtful accounts...............................        --         20         292
     Nonrecurring charge for acquisition of technology.............        --         80          --
     Changes in operating assets and liabilities:
       Accounts receivable.........................................    (2,912)      (548)       (912)
       Inventories.................................................      (603)      (350)        201
       Prepaids and other current assets...........................       163         10          18
       Deferred income taxes.......................................       328        144      (1,039)
       Accounts payable............................................       242         75         (65)
       Accrued expenses............................................       283        373         391
                                                                     --------     ------      ------
       Net cash provided by (used in) operating activities.........    (1,256)       896         736
                                                                     --------     ------      ------
Cash flows from investing activities:
  Purchases of available-for-sale securities.......................   (61,305)        --          --
  Proceeds from sale of available-for-sale securities..............    51,154         --          --
  Acquisition of property and equipment............................      (639)      (235)        (32)
                                                                     --------     ------      ------
       Net cash used in investing activities.......................   (10,790)      (235)        (32)
                                                                     --------     ------      ------
Cash flows from financing activities:
  Proceeds from bank borrowings....................................        --         --         252
  Payment on bank borrowings.......................................        --       (175)       (547)
  Payments of capital lease obligations............................        (6)       (10)         (3)
  Issuance of Common Stock, net....................................    15,788         67           9
                                                                     --------     ------      ------
       Net cash provided by (used in) financing activities.........    15,782       (118)       (289)
                                                                     --------     ------      ------
          Net increase in cash and cash equivalents................     3,736        543         415
Cash and cash equivalents, beginning of year.......................     1,227        684         269
                                                                     --------     ------      ------
Cash and cash equivalents, end of year.............................  $  4,963     $1,227     $   684
                                                                     ========     ======      ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest......................................................  $     --     $   16     $    29
     Income taxes..................................................  $     24     $   27     $    --
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Additions to property and equipment and capital lease
     obligations...................................................  $     --     $   --     $    11
  Issuance of Common Stock in connection with acquisition..........  $     --     $  182     $    --
  Assets acquired in connection with acquisition...................  $     --     $  549     $    --
  Liabilities assumed in connection with acquisition...............  $     --     $  447     $    --

  The accompanying notes are an integral part of these consolidated financial statements.

                               IRIDEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Description of Business

     IRIDEX Corporation (the "Company") is a world-wide provider of semiconductor-based photocoagulator systems used to treat eye disease, including the three leading causes of irreversible blindness which are age-related macular degeneration, diabetic retinopathy and glaucoma. The Company conducts its business through its wholly-owned subsidiaries, IRIS Medical Instrument, Inc. and Light Solutions Corporation.

  Financial Statement Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents.

  Available-for-Sale Securities

     All marketable securities as of December 31, 1996 are considered to be available-for-sale and therefore are carried at fair value. Available-for-sale securities classified as current assets have scheduled maturities of less than one year, while available-for-sale securities classified as non current assets have scheduled maturities of more than one year. When material, unrealized holding gains and losses on such securities are reported net of related taxes as a separate component of stockholders' equity and computed using the specific identification cost method. Realized gains and losses on sales of all such securities are reported in interest and other income and computed using the specific identification cost method.

  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis which approximates the first-in, first-out (FIFO) method. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating lower of cost or market.

  Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which is generally three years. Amortization of property and equipment under capital lease obligations is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related assets, typically three years.

  Revenue Recognition

     The Company recognizes product sales upon shipment of product to the customer, upon fulfillment of acceptance terms, if any, and when no significant contractual obligations remain outstanding.

  Research and Development

     Research and development expenditures are charged to operations as incurred.

  Advertising

     The Company expenses advertising costs as they are incurred. Advertising expenses for 1996, 1995 and 1994 were $175,000, $49,000 and $52,000, respectively.

                               IRIDEX CORPORATION

  Income Taxes

     Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (Statement 109). Under Statement 109, deferred assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

  Computation of Net Income Per Share

     Net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options (using the treasury stock method for all periods presented). For those periods prior to the initial public offering date, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalents shares issued at prices below the public offering price during the 12 months immediately preceding the offering date have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method and the initial public offering price).

  Concentration of Credit Risk

     The Company's cash and cash equivalents are deposited in three financial institutions and comprise demand and money market accounts.

     The Company markets it products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms. The Company also offers extended payment terms on selected sales transactions. Management performs ongoing credit evaluations of the Company's customers and maintains an allowance for potential credit losses, but historically has not experienced any significant losses related to individual customers or group of customers in any particular geographic area.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Recent accounting pronouncements

     During February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," (SFAS 128) which specifies the computation, presentation and disclosure requirements for Earnings Per Share. SFAS 128 will become effective for the Company's 1997 fiscal year. The impact of adopting SFAS 128 on the Company's financial statements has not yet been determined.

  Reclassifications

     Certain amounts in the financial statements have been reclassified to conform with the current year's presentation. The reclassification had no impact on previously reported working capital, income from operations or net income.

                               IRIDEX CORPORATION

2.  ACQUISITION

     Effective October 27, 1995, the Company acquired the assets of Light Solutions Corporation. Consideration paid consisted of the assumption of certain liabilities and the issuance of 90,800 shares of the Company's Common Stock.

     The acquisition has been accounted for as a purchase. The fair market value of assets acquired, research and development acquired and liabilities assumed is as follows (in thousands):

        Liabilities assumed..................................................  $ 447
        Common Stock issued..................................................    182
        Tangible assets acquired.............................................   (318)
        Contracts............................................................   (231)
        Purchased in-process research and development........................    (80)
                                                                               -----
                                                                               $  --
                                                                               =====

     The amount allocated to purchase in-process technology was expensed on the acquisition date.

3.  BALANCE SHEET DETAIL

  Balance sheet detail comprised:

          Available-for-sale securities:

     Available-for-sale securities at December 31, 1996 consist of municipal notes and corporate debt securities with fair value of $5,200 and $4,951 respectively. Municipal notes have scheduled maturities from November 2005 through January 2036; and all corporate debt securities have scheduled maturities of less than one year. At December 31, 1996 unrealized holding gains and losses were not significant and there were no realized gains or losses on sale of available-for-sale securities.

                                                                       DECEMBER 31,
                                                                     -----------------
                                                                      1996       1995
                                                                     ------     ------
                                                                      (IN THOUSANDS)
        Inventories:
          Raw materials and work in process........................  $  924     $  614
          Finished goods...........................................     935        642
                                                                     ------     ------
                  Total inventories................................  $1,859     $1,256
                                                                     ======     ======

                                                                       DECEMBER 31,
                                                                     -----------------
                                                                      1996       1995
                                                                     ------     ------
                                                                      (IN THOUSANDS)
        Property and Equipment:
          Equipment................................................  $1,226     $  587
          Less accumulated depreciation and amortization...........    (571)      (333)
                                                                     ------     ------
                  Total property and equipment.....................  $  655     $  254
                                                                     ======     ======

                               IRIDEX CORPORATION

                                                                       DECEMBER 31,
                                                                     -----------------
                                                                      1996       1995
                                                                     ------     ------
                                                                      (IN THOUSANDS)
        Accrued Expenses:
          Accrued payroll and related expenses.....................  $  562     $  560
          Accrued Vacation.........................................     169        115
          Distributor commissions..................................     129         78
          Accrued warranty.........................................     114        135
          Income taxes payable.....................................     505        281
          Other accrued expenses...................................     205        232
                                                                     ------     ------
                  Total accrued expenses...........................  $1,684     $1,401
                                                                     ======     ======

4.  BANK BORROWINGS

     The Company has a revolving line of credit agreement with a bank expiring on October 1, 1997, which provides for borrowings of up to $1,000,000 at the bank's prime rate plus 0.75% (9.0% at December 31, 1996). The agreement contains restrictive covenants including prohibiting payment of dividends without the bank's prior consent. The Company was in compliance with these requirements at December 31, 1996. There were no borrowings against the credit line at December 31, 1996.

5.  COMMITMENTS AND CONTINGENCIES

  Lease Agreements

     The Company is relocating its operating facilities and has entered into an noncancelable operating lease commencing March 1, 1997. The lease expires in 2002 and contains a renewal option. Rent expense related to the old facility lease was $108,000, $105,000 and $101,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Rental income related to a facility sublease was $7,000, $29,000 and $24,000 for the years ended December 31, 1996, 1995 and
1994, respectively.

     Future minimum lease payments under the new operating leases at December 31, 1996 are summarized as follows (in thousands):

                                    FISCAL YEAR                       AMOUNT
                ----------------------------------------------------  ------
                  1997..............................................  $  363
                  1998..............................................     491
                  1999..............................................     509
                  2000..............................................     531
                  2001..............................................     554
                  2002..............................................      93
                                                                      ------
                                                                      $2,541
                                                                      ======

  License Agreements

     The Company is obligated to pay royalties equivalent to 5% of sales from certain products under certain license agreements. Royalty expense was $37,000, $28,000 and $13,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

                               IRIDEX CORPORATION

6.  STOCKHOLDERS' EQUITY

INITIAL PUBLIC OFFERING AND REINCORPORATION

     In February 1996, the Company was reincorporated from California into Delaware, at which time each share of the Company's outstanding California Common Stock was exchanged for one share of the Delaware Common Stock. Prior to this, on January 10, 1996, the Company effected a 1-for-2 reverse stock split of the Company's Common Stock. All Common and Common equivalent shares and per share amounts in these financial statements have been adjusted retroactively to give effect to the split.

     In February 1996, the Company issued 1,600,000 shares of its Common Stock in an initial public offering in which an additional 950,000 shares of Common Stock were sold by existing stockholders. In March 1996, the Company issued an additional 382,500 shares of its Common Stock pursuant to exercise of an over allotment option granted to the underwriters in connection with the initial public offering. In connection with the initial public offering and the underwriters over allotment, the Company received proceeds of $15,659,000, net of offering expenses of $2,184,000. In connection with the offering, all shares of Convertible Preferred Stock totaling 1,891,663 were converted into 2,837,495 shares of Common Stock.

CONVERTIBLE PREFERRED STOCK

     During 1996, the Company amended its Articles of Incorporation to authorize 2,000,000 shares of undesignated preferred stock. Preferred Stock may be issued from time to time in one or more series. As of December 31, 1996, due to conversion to Common Stock at initial public offering, the Company had no preferred stock issued and outstanding. At December 31,1995, the details for Series A, Series B, Series C and Series D Convertible Preferred Stock were (in thousands):

                                                                               SHARES OF
                                                                SHARES        COMMON STOCK     PREFERENTIAL
                                                 SHARES       ISSUED AND      RESERVED FOR     LIQUIDATION
              SERIES                AMOUNT     AUTHORIZED     OUTSTANDING      CONVERSION         VALUE
----------------------------------  ------     ----------     -----------     ------------     ------------
A.................................  $  191          191            191              286           $  191
B.................................   1,125          500            500              750            1,125
C.................................   1,403          432            432              648            1,403
D.................................   2,479          769            769            1,154            2,500
                                    ------        -----          -----            -----           ------
                                    $5,198        1,892          1,892            2,838           $5,219
                                    ======        =====          =====            =====           ======

STOCK OPTION PLANS

  Amended and Restated 1989 Incentive Stock Plan

     The Amended and Restated 1989 Plan (the "1989 Plan") provides for the granting to employees (including officers and employee directors) of incentive stock options and for the granting to employees (including officers and employee directors) and consultants of nonstatutory stock options and stock purchase rights ("SPRs"). The exercise price of incentive stock options and SPRs granted under the 1989 Plan must be at least equal to the fair market value of the shares at the time of grant. With respect to any recipient who owns stock possessing more than 10% of the voting power of the Company's outstanding capital stock, the exercise price of any option or SPR granted must be at least equal to 110% of the fair market value at the time of grant. Options granted under the 1989 Plan are exercisable at such times and under such conditions as determined by the Administrator; generally over a four year period. The maximum term of incentive stock options granted to any recipient must not exceed ten years; provided, however, that the maximum term of an incentive stock option granted to any recipient possessing more than 10% of the voting power of the Company's outstanding capital stock must not exceed five years. In the case of SPRs, unless the Administrator determines otherwise, the Company has a repurchase option exercisable upon the voluntary or involuntary

                               IRIDEX CORPORATION
termination of the purchaser's employment with the Company for any reason (including death or disability). Such repurchase option lapses at a rate determined by the Administrator. The purchase price for shares repurchased by the Company is the original price paid by the purchaser and may be paid by cancellation of any indebtedness of the purchaser to the Company.

  1995 Director Option Plan

     In October 1995, the Company adopted the 1995 Director Option Plan (the "Director Plan"), under which members of the Board of Directors are granted options to purchase 11,250 shares upon the first to occur of their appointment or the adoption of the Director Plan ("First Option") and an option to purchase 3,750 shares ("Subsequent Option") on July 1 of each year thereafter provided that he or she has served on the Board for at least the preceding six months. The options granted are at fair market value on the date of grant. The First Option vests over a three year period, a twelfth on the last day of each calendar quarter after the vesting start date. The Subsequent Option grants vest over a one-year period, one fourth on the last day of each calendar quarter after all previously granted options have become fully vested. Options granted under the Director Plan have a term of ten years.

     In the event of merger of the Company with or into another corporation, resulting in a change of control, or the sale of substantially all of the assets of the Company, each option becomes exercisable in full, shall be assumed by the successor corporation, and shall be exercisable 30 days after written notice to the holder of the event causing the change in control.

     Unless terminated sooner, the plan will terminate in 2005. The Board has authority to amend or terminate the Director Plan, provided no such amendment may impair the rights of any optionee without the optionee's consent.

     Information with respect to activity under these option plans are set forth below:

                                                    SHARES               OUTSTANDING OPTIONS
                                                   AVAILABLE   ---------------------------------------
                                                      FOR       NUMBER        PRICE PER      AGGREGATE
                                                     GRANT     OF SHARES        SHARE          PRICE
                                                   ---------   ---------   ----------------  ---------
Balance, December 31, 1993.......................     62,522     423,815     $0.166 - $1.00       124
  Additional shares reserved.....................    150,000
  Options granted................................   (119,500)    119,500              $1.00       119
  Options exercised..............................                (56,192)            $0.166        (9)
  Options terminated.............................      5,563      (5,563)    $0.166 - $1.00        (5)
                                                    --------    --------                       ------
Balance, December 31, 1994.......................     98,585     481,560     $0.166 - $1.00       229
  Additional shares reserved.....................    450,000          --                 --        --
  Options granted................................   (242,000)    242,000      $1.00 - $5.00       352
  Options exercised..............................               (249,807)    $0.166 - $1.00       (67)
  Options terminated.............................      6,755      (6,755)    $0.166 - $1.00        (5)
                                                    --------    --------                       ------
Balance, December 31, 1995.......................    313,340     466,998     $0.166 - $5.00       509
  Options granted................................   (275,850)    275,850     $6.00 - $14.88     2,127
  Options exercised..............................                 (9,096)    $0.166 - $1.00        (8)
  Options terminated.............................    100,508    (100,508)   $0.166 - $14.75      (421)
                                                    --------    --------                       ------
Balance, December 31, 1996.......................    137,998     633,244    $0.166 - $14.88     2,207
                                                    ========    ========                       ======

     At December 31, 1996, options to purchase 245,284 shares of the Company's Common Stock were exercisable.

                               IRIDEX CORPORATION

     The following table summarizes information with respect to stock options outstanding at December 31, 1996:

                                           OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                      -------------------------------------------------------------     --------------------------------
                        NUMBER            WEIGHTED AVERAGE         WEIGHTED AVERAGE       NUMBER        WEIGHTED AVERAGE
    RANGE OF          OUTSTANDING            REMAINING                 EXERCISE         EXERCISABLE         EXERCISE
 EXERCISE PRICES      AT 12/31/96     CONTRACTUAL LIFE (YEARS)          PRICE           AT 12/31/96          PRICE
-----------------     -----------     ------------------------     ----------------     -----------     ----------------
$ 0.166 - $ 0.166        78,203                 3.91                   $  0.166            78,203            $0.166
$ 1.000 - $ 1.000       229,191                 7.68                   $  1.000           144,709            $1.000
$ 2.000 - $ 2.000       101,000                 8.79                   $  2.000            21,590            $2.000
$ 5.000 - $ 7.750       206,450                 9.79                   $  7.229               782            $5.799
$14.750 - $14.880        18,400                 9.46                   $ 14.856                --                --
                      -----------                                                       -----------
$ 0.166 - $14.880       633,244                 8.13                   $  3.490           245,284            $0.858
                      =========                                                         =========

     The following information concerning the Company's stock option and employee stock purchase plans is provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." The Company accounts for such plans in accordance with APB No. 25 and related Interpretations.

     The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used grants in 1996 and 1995:

                                                 1996                            1995
                                     -----------------------------   -----------------------------
                                        GROUP A         GROUP B         GROUP A         GROUP B
                                     -------------   -------------   -------------   -------------
Risk-free Interest Rates...........  5.76% - 6.70%   5.06% -6.64%    5.79% - 6.81%   5.69% - 7.62%
Expected Life from Date of
  Vesting..........................     3 years         2 years         3 years         2 years
Volatility.........................   0.00 - 0.62     0.00 - 0.62         --              --
Dividend Yield.....................       --              --              --              --

     The weighted average expected life was calculated based on the exercise behavior of each group. Group A represents officers and directors who are a smaller group holding a greater average number of options than other option holders and who tend to exercise later in the vesting period. Group B are all other option holders, virtually all of whom are employees. This group tends to exercise earlier in the vesting period. For the period up to the Company's initial public offering, zero volatility was used in the calculation.

     The weighted average fair value of those options granted in 1996 and 1995 was $4.42 and $0.37, respectively.

     The Company has also estimated the fair value for the purchase rights issued under the Company's Employee Stock Purchase Plan, above, under the Black-Scholes valuation model using the following assumptions for 1996:

         Risk-free Interest Rates          5.37%
         Expected Life                     0.5 year
         Volatility                           0.62
         Dividend Yield                    --

     The weighted average fair value of those purchase rights granted in 1996 was $3.08.

                               IRIDEX CORPORATION

     The following proforma income information has been prepared following the provisions of SFAS No. 123:

                                                                           1996         1995
                                                                         --------     --------
                                                                         (amounts in thousands
                                                                           except per share
                                                                         data)
Net income -- as reported..............................................  $  1,005     $  1,000
Net income -- proforma.................................................  $    886     $    988
Net income per share -- as reported....................................  $   0.16     $   0.22
Net income per share -- proforma.......................................  $   0.14     $   0.21

     The above proforma effects on income may not be representative of the effects on net income for future years as option grants typically vest over several years and additional options are generally granted each year.

  1995 Employee Stock Purchase Plan

     The Company's 1995 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors in October 1995. A total of 50,000 shares of Common Stock are reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees (including officers and employee directors) to purchase Common Stock through payroll deductions, which may not exceed 10% of an employee's compensation. No employee may purchase more than $25,000 worth of stock in any calendar year or more than 1,000 shares of Common Stock in any twelve-month period. The price of shares purchased under the Purchase Plan is 85% of the lower of the fair market value of the Common Stock at the beginning of the offering period or the end of the offering period. The Purchase Plan will terminate in 2005, unless sooner terminated by the Board of Directors.

7.  EMPLOYEE BENEFIT PLAN

     The Company has a plan known as the IRIS Medical Instruments 401(k) trust to provide retirement benefits through the deferred salary deductions for substantially all employees. Employees may contribute up to 15% of their annual compensation to the plan, limited to a maximum amount set by the Internal Revenue Service. The plan also provides for Company contributions at the discretion of the Board of Directors. No Company contributions have been made to the plan since inception.

8.  INCOME TAXES

     The provision for (benefit from) income taxes includes:

                                                                  YEAR ENDED DECEMBER 31,
                                                                 -------------------------
                                                                 1996     1995      1994
                                                                 ----     ----     -------
                                                                      (IN THOUSANDS)
    Current:
      Federal..................................................  $247     $ 39     $    --
      State....................................................   101      269          --
    Deferred:
      Federal..................................................   258      148        (851)
      State....................................................    70       (4)       (188)
                                                                 ----     ----     -------
         Income tax provision (benefit)........................  $676     $452     $(1,039)
                                                                 ====     ====     =======

                               IRIDEX CORPORATION

     The Company's effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

                                                                      YEAR ENDED DECEMBER
                                                                              31,
                                                                     ----------------------
                                                                     1996     1995     1994
                                                                     ----     ----     ----
    Income tax provision at statutory rate.........................   34%      34%       34%
    Utilization of net operating loss..............................   --      (20)      (34)
    State income taxes, net of federal benefit.....................    6        8         4
    Change in valuation allowances.................................   --       --      (140)
    Other..........................................................            10        (3)
                                                                      --
                                                                              ---      ----
    Effective tax rate.............................................   40%      32%     (139)%
                                                                      ==      ===      ====

     The effective income tax rate in each year was impacted by a reduction in the Company's valuation allowance against deferred tax assets of none, $280,000 and $1,039,000 for the year ended 1996, 1995 and 1994, respectively.

     The tax effect of temporary differences and carry-forwards that give rise to significant portions of the deferred tax assets are presented below (in thousands):

                                                                            DECEMBER 31,
                                                                            -------------
                                                                            1996     1995
                                                                            ----     ----
    Depreciation..........................................................  $ 48     $100
    Accrued liabilities...................................................   226      193
    Allowance for excess and obsolete inventories.........................   251      239
    State tax.............................................................    42       59
    Net operating loss carryforward.......................................    --       78
    Tax credit carryforwards..............................................    --      226
                                                                            ----     ----
    Net deferred tax asset................................................  $567     $895
                                                                            ====     ====

9.  MAJOR CUSTOMERS AND BUSINESS SEGMENTS

     The Company operates in a single industry segment encompassing the development, manufacture, sales and support of medical devices for the treatment of diseases that are the leading causes of blindness.

     In the years ended December 31, 1996, 1995 and 1994, respectively, no customer individually accounted for more than 10% of the Company's revenue.

     Revenue information by geographic region is as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1996        1995       1994
                                                              -------     ------     ------
                                                                     (IN THOUSANDS)
    North America...........................................  $ 6,351     $4,606     $3,752
    Europe..................................................    3,073      2,257      1,662
    Central/South America...................................      697        446        626
    Asia/Pacific Rim........................................    2,243      1,492      1,142
                                                              -------     ------     ------
                                                              $12,364     $8,801     $7,182
                                                              =======     ======     ======

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors of the Company is incorporated by reference to "ELECTION OF DIRECTORS -Nominees" in the Company's Proxy Statement for the Company's 1997 Annual Meeting of Stockholders. The information concerning current executive officers of the Registrant found under the caption "Executive Officers of the Registrant" in Part I hereof is also incorporated by reference into this Item 10.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to "EXECUTIVE COMPENSATION" in the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) The following documents are filed in Part II of this Annual Report on Form 10-K:

                                                                                        PAGE IN
                                                                                       FORM 10-K
                                                                                        REPORT
                                                                                       ---------
    1.   FINANCIAL STATEMENTS
         Report of Independent Accountants...........................................      26
         Consolidated Balance Sheets of the Company as of December 31, 1996 and
         1995........................................................................      27
         Consolidated Statements of Income of the Company for the years ended
         December 31, 1996, 1995, and 1994...........................................      28
         Consolidated Statements of Stockholders' Equity for the years ended December
         31, 1996, 1995 and 1994.....................................................      29
         Consolidated Statements of Cash Flows for the years ended December 31, 1996,
         1995 and 1994...............................................................      30
         Notes to Consolidated Financial Statements..................................      31
    2.   FINANCIAL STATEMENT SCHEDULE
         The following financial statement schedule is included in Item 14(d):
         Schedule II -- Valuation and Qualifying Accounts............................      44

     Other schedules have been omitted because they are either not required, applicable, or the required information is included in the consolidated financial statements or notes thereto.

    3. EXHIBITS

       Refer to (c) below

(B) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the fourth quarter of 1996.

(C) EXHIBITS

EXHIBITS                                        EXHIBIT TITLE
--------      ---------------------------------------------------------------------------------
   3.1 (1)    Amended and Restated Certificate of Incorporation of Registrant
   3.2 (1)    Bylaws of Registrant.
  10.1 (1)    Form of Indemnification Agreement with directors and officers.
  10.2 (1)    Amended and Restated 1989 Incentive Stock Plan and form of agreement thereunder.
  10.3 (1)    1995 Employee Stock Purchase Plan and form of agreement thereunder.
  10.4 (1)    1995 Director Option Plan and form of agreement thereunder.
  10.5 (1)    1995 Profit Sharing Plan
  10.6 (1)    Third Restated Registration Rights Agreement dated as of October 27, 1995 by and among Registrant and certain individuals and entities named therein.
  10.7 (1)    Lease Agreement dated February 12, 1991 by and between Proteus Industries Inc.
              and the Registrant.
  10.8 (1)    Business Loan Agreement dated October 4, 1995 between Mid-Peninsula Bank and the
              Registrant.
  10.10(2)*   Development and Distribution Agreement dated as of May 28, 1996 between PDT, Inc.
              and the Company.
  10.11       Lease Agreement dated December 6, 1996 by and between the Registrant and
              Zappettini Investment Co.
  11.1        Statement Regarding Computation of Per Share Earnings.
  22.1 (1)    Subsidiaries of Registrant.
  23.1        Consent of Independent Accountants.
  24.1        Power of Attorney (See page 42).
  27.1        Financial Data Schedule.

---------------
 * Confidential treatment has been granted with respect to certain portions of this exhibit.

(1) Incorporated by reference to the like-numbered exhibits filed with the Registration Statement on Form SB-2 (No. 333-00320-LA) which was declared effective on February 15, 1996.

(2) Incorporated by reference to the exhibits in Registrant's Report on Form 10-Q for the quarter ended June 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on 24th the day of March, 1997.

                                          IRIDEX CORPORATION

                                          By: /s/ THEODORE A. BOUTACOFF

                                            ------------------------------------
                                            Theodore A. Boutacoff
                                            President, Chief Executive Officer,
                                            and Director

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Theodore A. Boutacoff and James L. Donovan, jointly and severally, their attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign on behalf of the undersigned any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and each of the undersigned does hereby ratifying and confirming all that each of said attorneys-in-fact, of his substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

     /s/ THEODORE A. BOUTACOFF       President, Chief Executive Officer, and     March 24, 1997
-----------------------------------  Director (Principal Executive Officer)
      (Theodore A. Boutacoff)

       /s/ JAMES L. DONOVAN          Chief Financial Officer and Director        March 24, 1997
-----------------------------------  (Principal Financial and Accounting
        (James L. Donovan)           Officer)

      /s/ WILLIAM BOEGER, III        Director                                    March 24, 1997
-----------------------------------
       (William Boeger, III)

         /s/ MILTON CHANG            Director                                    March 24, 1997
-----------------------------------
          (Milton Chang)

       /s/ DONALD L. HAMMOND         Director                                    March 24, 1997
-----------------------------------
        (Donald L. Hammond)

         /s/ JOHN M. NEHRA           Chairman of the Board                       March 24, 1997
-----------------------------------
          (John M. Nehra)

                  INDEPENDENT ACCOUNTANTS' REPORT ON SCHEDULE

     Our report on the consolidated financial statements of IRIDEX Corporation and subsidiaries is included on page 26 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 40 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                          /s/ COOPERS & LYBRAND L.L.P.

San Jose, California
February 10, 1997

                                                                     SCHEDULE II

                      IRIDEX CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                       BALANCE AT    CHARGED TO                 BALANCE
                                                      BEGINNING OF   COSTS AND                 AT END OF
DESCRIPTION                                            THE PERIOD     EXPENSES    DEDUCTIONS   THE PERIOD
----------------------------------------------------  ------------   ----------   ----------   ----------
Balance for the year ended December 31, 1994:
  Allowance for doubtful accounts receivable........      $ 80          $292        $   (7)       $365
Balance for the year ended December 31, 1995:
  Allowance for doubtful accounts receivable........      $365          $ 20        $   (2)       $383
Balance for the year ended December 31, 1996:
  Allowance for doubtful accounts receivable........      $383          $ --        $ (118)       $265