Form 10QSB
period 1997-03-31
IRIDEX CORP
filed 1997-05-15
CIK 1006045

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                  FORM 10-QSB


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition period from _______________ to _____________

                        Commission File Number: 0-27598

                               IRIDEX CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                                                             77-0210467
     -----------------------------                                              -------------------
    (State or other jurisdiction of                                              (I.R.S. employer
    incorporation or organization)                                              identification No.)


                                340 PIONEER WAY
                        MOUNTAIN VIEW, CALIFORNIA  94041
          (Address of principal executive offices, including zip code)

                                (415)  962-8100
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

                   (1) Yes [X]  No [ ]; (2) Yes [X]  No [ ]

The number of shares of Common Stock, $.01 par value, issued and outstanding as of May 12, 1997 was 6,265,254.

                               IRIDEX CORPORATION

                               TABLE OF CONTENTS


                                                                                                                       Page
                                                                                                                       ----

PART I.          FINANCIAL INFORMATION

ITEM 1.          CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                 Condensed Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996                        3

                 Condensed Consolidated Statements of Income for the three months
                 ended March 31, 1997 and March 31, 1996                                                                 4

                 Condensed Consolidated Statements of Cash Flows for the three months
                 ended March 31, 1997 and March 31, 1996                                                                 5

                 Notes to Condensed Consolidated Financial Statements                                                    6

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS                                                                               7


PART II.         OTHER INFORMATION

ITEM 4.          SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                                                      15

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K                                                                       16


SIGNATURE                                                                                                               17

INDEX TO EXHIBITS                                                                                                       18

                               IRIDEX CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      MARCH 31,     DECEMBER 31,
                                                                                        1997            1996
                                                                                      ---------     ------------
                                      ASSETS                                         (unaudited)         *
 Current assets:
      Cash and cash equivalents                                                        $ 4,282        $ 4,963
      Available-for-sale securities                                                      5,922          4,951
      Accounts receivables, net                                                          4,953          5,390
      Inventories                                                                        2,050          1,859
      Prepaids and other current assets                                                    293            122
      Deferred income taxes                                                                519            519
                                                                                       -------        -------
          Total current assets                                                          18,019         17,804
     Available-for-sale securities, long term                                            4,299          5,200
      Property and equipment, net                                                          639            655
      Deferred income taxes                                                                 48             48
                                                                                       -------        -------
          Total assets                                                                 $23,005        $23,707
                                                                                       =======        =======


                       LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
      Accounts payable                                                                 $   441        $   535
      Accrued expenses                                                                     892          1,684
      Current portion of capital lease obligations                                           8              8
                                                                                       -------        -------
         Total current liabilities                                                       1,341          2,227
                                                                                       -------        -------
      Capital lease obligations, net of current portion                                     --              2
          Total liabilities                                                              1,341          2,229
                                                                                       -------        -------
  Stockholders' equity:
      Common Stock, $.01 par value:
          Authorized:  30,000,000 shares;
          Issued and outstanding:  6,368,577 shares as of 3/31/97
          and 6,350,180 shares as of 12/31/96                                               64             63
      Additional paid-in capital                                                        21,248         21,248
      Retained earnings
                                                                                           352            167
                                                                                       -------        -------
          Total stockholders' equity                                                    21,664         21,478
                                                                                       -------        -------
          Total liabilities and stockholders' equity                                   $23,005        $23,707
                                                                                       =======        =======

----------------------
* Derived from the 1996 audited financial statements.

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IRIDEX CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                                                THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                              ------------------------
                                                                                               1997              1996
                                                                                              ------            ------
                        Sales                                                                  $3,320           $2,417
                        Cost of sales                                                           1,437              932
                                                                                               ------           ------
                             Gross profit                                                       1,883            1,485
                                                                                               ------           ------
                        Operating expenses:
                             Research and development                                             421              270
                             Selling, general and administrative                                1,324            1,056
                                                                                               ------           ------
                                  Total operating expenses                                      1,745            1,326
                                                                                               ------           ------

                        Income from operations                                                    138              159
                        Other income, net                                                         155               92
                                                                                               ------           ------
                             Income before provision for income taxes                             293              251
                        Provision for income taxes                                               (108)             (26)
                                                                                               ------           ------
                                  Net income                                                   $  185           $  225
                                                                                               ======           ======
                        Net income per share                                                   $ 0.03           $ 0.04
                                                                                               ======           ======
                        Shares used in per share calculation                                    6,640            5,697
                                                                                               ------           ------


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IRIDEX CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                   ----------------------------
                                                                                      1997             1996
                                                                                    -------         ----------
Cash flows from operating activities:
    Net income                                                                       $  185          $   225
    Adjustments to reconcile net income to net cash (used in) provided by operating activities:
        Depreciation                                                                     80               34
        Provision for doubtful accounts                                                  25               (2)
        Changes in operating assets and liabilities:
           Accounts receivable                                                          412              181
           Inventories                                                                 (191)            (174)
           Prepaids and other current assets                                           (171)             (21)

           Deferred income taxes                                                          -                -
           Accounts payable                                                             (94)             405
           Accrued expenses                                                            (792)            (586)
                                                                                     ------          -------
               Net cash (used in) provided by operating activities                      546               62
                                                                                     ------          -------
Cash flows from investing activities:
    Purchases of available-for-sale securities                                       (4,810)               -

    Proceeds from sale of available-for-sale securities                               4,740                -

    Acquisition of property and equipment                                               (64)             (45)
                                                                                     ------          -------
               Net cash used in investing activities                                   (134)             (45)
                                                                                     ------          -------

Cash flows from financing activities:
  Payment on capital lease obligations                                                   (2)              (2)
  Issuance of common stock, net                                                           1           15,855
                                                                                     ------          -------
               Net cash provided by (used in) financing activities                       (1)          15,853
                                                                                     ------          -------
                   Net (decrease) increase in cash and cash equivalents                (681)          15,870
Cash and cash equivalents at beginning of period                                      4,963            1,227
                                                                                     ------          -------
Cash and cash equivalents at end of period                                           $4,282          $17,097
                                                                                     ======          =======


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IRIDEX CORPORATION
                             CONDENSED CONSOLIDATED
                         NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The condensed consolidated financial statements at March 31, 1997 and for the three month period then ended are unaudited (except for the balance sheet information as of December 31, 1996, which is derived from the Company's audited financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 25, 1997. The results of operations for the three month period ended March 31, 1997 is not necessarily indicative of the results for the year ending December 31, 1997, or any future interim period.

2.  INVENTORIES COMPRISE: (IN THOUSANDS)

                                                                        MARCH 31,            DECEMBER 31,
                                                                          1997                   1996
                                                                        ---------             ----------
                                                                       (UNAUDITED)
 Raw materials and work in progress                                        $1,130                $  924
 Finished goods                                                               920                   935
                                                                           ------                ------
 Total inventories                                                         $2,050                $1,859
                                                                           ======                ======


3.  AVAILABLE-FOR-SALE SECURITIES

At March 31, 1997, available-for-sale securities consisted of five corporate securities due through July 1997, one municipal security due December 1997 and four long term available-for-sale municipal securities due through 2036.

4.  RECENT ACCOUNTING PRONOUNCEMENTS

During February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," (SFAS 128) which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 and will become effective for the Company's 1997 fiscal year. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those set forth in such forward-looking statements as a result of the factors set forth under "Factors Affecting Operating Results" and other risks detailed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 1997 and detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of net sales of certain items in the Company's income statement for the periods indicated.



                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                        --------------------
                                                                         1997          1996
                                                                        ------        ------
              Sales . . . . . . . . . . . . . . . . . . . . . . .       100.0%        100.0%
              Cost of sales . . . . . . . . . . . . . . . . . . .        43.3          38.6
                                                                        -----          ----
                    Gross profit   . . . . . . . . . . . . . . . .       56.7          61.4

              Operating expenses:
              Research and development . . . . . . . . . . . .           12.7          11.1
              Sales, general and administrative  . . . . . . .           39.9          43.7
                                                                        -----          ----
                     Total operating expenses   . . . . . . . . .        52.6          54.8

              Income from operations  . . . . . . . . . . . . . .         4.1           6.6
              Other income, net . . . . . . . . . . . . . . . . .         4.7           3.8
              Income before provision for income taxes  . . . . .         8.8          10.4
              Provision for income taxes  . . . . . . . . . . . .        (3.3)         (1.1)
              Net income  . . . . . . . . . . . . . . . . . . . .         5.6%          9.3%
                                                                         ====          ====



         Sales. Sales increased 37% to $3.3 million for the three months ended March 31, 1997 from $2.4 million for the three months ended March 31, 1996.
The growth in sales over these periods was primarily attributable to increased unit volume as the Company expanded its product offerings and broadened its customer base, offset somewhat by slight decreases in average selling prices. International sales of $1.7 million accounted for 52% of sales in the three months ended March 31, 1997 compared to $1.2 million or 51% of sales in the comparable 1996 period. The Company expects revenues from international sales to continue to account for a substantial portion of its sales. The increase in revenue from international sales of approximately $.5 million for the three months ended March 31, 1997 was primarily due to the international shipments of the OcuLight GL. While the OcuLight GL was introduced in the third quarter of 1996, the Company's ability to ship the OcuLight GL in volume domestically during the first quarter of 1997 continue to be negatively affected by delivery problems with a sole source component. The Company has recently qualified a second source for that component and expects that deliveries from the two sources should meet its requirements for the second quarter. The Company expects future growth in sales to be primarily derived from sales of the OcuLight GL and the DioLite 532 Dermatology Laser (the "DioLite 532") which the Company plans to begin shipping during the third quarter of 1997.

         Gross Profit. The Company's gross profit increased 27% to $1.9 million for the three months ended March 31, 1997 from $1.5 million for the three months ended March 31, 1996. Gross profit as a percentage of net sales for the three months ended March 31, 1997 decreased to 56.7%, as compared to 61.4% for the three months ended March 31, 1996, due primarily to increased costs incurred to support expansion of the Company's business and the introduction of the OcuLight GL. In addition, increasing competition and a larger than expected percentage of international sales has resulted in a slight downward trend in average selling prices of the Company's products. While the Company expects continued competitive pressure on the prices of its products, it expects the percentage of international sales to stabilize or decline slightly in the next quarter. The Company intends to continue its efforts to reduce the cost of components and the costs associated with new product introductions and thereby mitigate the impact of price reductions on its gross profits. The Company expects its gross profit to continue to fluctuate due to changes in the relative proportions of domestic and international sales, costs associated with additional new product introductions, pricing and a variety of other factors.

         Research and Development. Research and development expenses increased by 56% to $.4 million for the three months ended March 31, 1997 from $.3 million for the three months ended March 31, 1996. The increase in research and development expenses during this period was primarily attributable to an increase in personnel as the Company strengthened its product development efforts, particularly those directed at the introduction of the OcuLight GL and the DioLite 532. The Company expects these expenses for research and development to continue to increase in absolute dollars during 1997 in connection with new product development activities.

         Sales, General and Administrative. Sales, general and administrative expenses grew by 25% to $1.3 million for the three months ended March 31, 1997 from $1.1 million for the three months ended March 31, 1996. The increases in sales, general and administrative expenses were primarily due to the hiring of additional marketing and administrative employees to address new opportunities, to support expanding unit volumes and the expenses associated with the OcuLight GL and the DioLite 532. During 1995, the Company began implementing a new management information system in manufacturing and expects to continue to expand this system throughout the Company through 1997. The Company expects these expenses to continue to increase during the first half of 1997 to support the increasing unit shipment volumes and additional employees.

         Income Taxes. The Company's effective tax rate increased to 36.9% for the three months ended March 31, 1997 from 10.4% for the three months ended March 31, 1996. These rates differ from the federal statutory rate primarily due to the utilization of tax credits and non- taxable available-for-security investments.

Recent Accounting Pronouncements

         During February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," (SFAS 128) which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 and will become effective for the Company's 1997 fiscal year. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1997, the Company's primary sources of liquidity included cash and cash equivalents and available-for-sale securities of $14.5 million.

         During the three-month period ended March 31, 1997, the Company used $.5 million in operating activities. Sources of cash included net income of $.2 million and decreases in accounts receivable of $.4 million offset by increases in inventories of $.2 million and increases in prepaids, accounts payable expenses of $1.1 million. The increase in inventories is primarily due to the purchase of components for the Company's new visible light laser photocoagulator, the OcuLight GL, shipments of which continued to be delayed in the first quarter due to the unavailability of a sole source component. The Company recently qualified a second source for that component and expects that deliveries from the two sources should meet the Company's requirements for such diode components for the second quarter. During the first three quarters of 1996, while the Company waited for FDA approval of the OcuLight GL, the Company built up its inventory of the OcuLight SL, the Company's infrared product, in anticipation of allocating substantial manufacturing resources to produce the OcuLight GL. When the introduction of the OcuLight GL was delayed due to delays in FDA approval the Company experienced increases in inventory levels and manufacturing labor inefficiencies. The Company expects to continue to devote a significant portion of its manufacturing capacity to the assembly of the OcuLight GL during the next three months and to reduce inventory of the OcuLight SL over the next two quarters.

         The Company used $.1 million in investing activities during the three months ended March 31, 1997. Investing activities consisted of the acquisition of $.1 million of property and equipment used in the development and production of the new OcuLight GL product and net acquisition of $.1 million of available-for-sale securities.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Dependence on Visible Photocoagulator. The Company introduced a new semiconductor-based photocoagulator system, the OcuLight GL, in the second half of 1996. The Company devoted significant resources to the development and commercial introduction of the OcuLight GL. The Company believes that the continued growth of its sales, if any, will be substantially dependent upon sales of this visible light laser system. While the OcuLight GL has been successfully introduced, the Company has continued to face risks associated with developing and manufacturing a new product. For example, the Company experienced delays in its manufacturing of the OcuLight GL due to the inability of a supplier of a sole-source component to deliver components in volume and on a timely basis. The Company has worked with this supplier to resolve these difficulties and has qualified a second source for that component. The Company expects to ship products incorporating components from this second source by the second quarter of 1997. Other difficulties may occur, for example, despite testing by the Company, quality and reliability problems may arise which may result in reduced bookings, manufacturing rework costs, delays in collecting accounts receivable, additional service and warranty costs and a decline in the Company's competitive position. Moreover, the Company believes that recommendations by ophthalmologists and clinicians for use of this laser will be essential for its continued market acceptance. While the Company believes that the OcuLight GL has been generally accepted by the market, ophthalmologists and clinicians may not recommend this laser or related treatments unless they conclude, based upon clinical data and other factors, that it is a beneficial alternative to other technologies and treatments, including more established argon gas lasers.
There can be no assurance that the Company will be able to manufacture this visible laser system has been on a cost-effective, timely basis or that it will achieve widespread market acceptance. Additionally, the OcuLight GL competes directly with established on-based and other photocoagulator systems currently sold by the Company's competitors and new systems being introduced by competitors and the Company expects to continue to experience significant competitive pressures. Failure of the OcuLight GL system to achieve widespread market acceptance for any reason would have a material adverse effect on the Company's business, results of operations and financial condition.

        Dependence on Continued Market Acceptance of Infrared Photocoagulators. Prior to the third quarter of 1996, substantially all of the Company's revenues had been derived from sales of its OcuLight Diode Laser Photocoagulator system (the "OcuLight SL"), an infrared, invisible light, semiconductor-based laser console and interchangeable delivery devices, into the ophthalmic medical device market. The ophthalmic community historically has used argon-gas photocoagulators which produce visible light and the substantial majority of photocoagulators sold for ophthalmic purposes are argon-gas. Because sales of the Company's OcuLight SL continues to represent a significant portion of the infrared laser market, increased sales of the Company's infrared system will depend on the rate at which users convert to infrared photocoagulators. Equipment purchasing decisions may be based on a number of factors, in addition to price and performance. For example, many ophthalmologists have been trained in medical school to use visible lasers and may be reticent to change to infrared lasers. There can be no assurance that the OcuLight SL will continue to be accepted by the market or that other competitive treatments will not be developed, and therefore that sales derived from the OcuLight SL will continue to grow at historical rates or be sustainable at current sales levels. Any decline in the demand for the OcuLight SL or any failure of sales derived from such products to meet the Company's expectations would have a material adverse effect on the business, results of operations and financial condition of the Company.

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

        Dependence on Development of New Products and New Applications. The Company's future success is dependent upon, among other factors, its ability to develop, obtain regulatory approval, manufacture and introduce on a timely and cost-effective basis as well as successfully sell and achieve market acceptance of new products and applications and enhanced versions of existing products.
The extent of, and rate at which, market acceptance and penetration are achieved by future products, is a function of many variables, including price, safety, efficacy, reliability, marketing and sales efforts, the development of new applications for these products and general economic conditions affecting purchasing patterns. In 1996, the Company developed a new product which is intended to be used in the dermatology market to treat vascular and pigmented skin lesions. The new product, the DioLite 532 will deliver pulsed laser power through a variety of fiber optic delivery device handpieces. While the Company has recently received 510(k) clearance for the DioLite 532, there can be no assurance that such products will achieve clinical acceptance or that the Company can successfully manage the introduction of such product into the dermatology market, a market that the Company's products do not currently address and in which the Company has no experience. The Company plans to begin shipping the DioLite 532 in the third quarter of 1997. The failure of the Company to successfully develop and introduce new products or enhanced versions of existing products could have a material adverse effect on the Company's business, operating results and financial condition. The Company is seeking to expand the market for its existing and new products by working with clinicians and third parties to identify new applications for its products, validating new procedures which utilize its products and responding more effectively to new procedures. There can be no assurance that the Company's efforts to develop new applications for its products will be successful, that it can obtain regulatory approvals to use its products in new clinical applications in a timely manner, or at all, or gain satisfactory market acceptance for such new applications. Failure to develop and achieve market acceptance of new applications would have a material adverse effect on the Company's business, results of operations and financial condition.

         Dependence on Key Manufacturers and Suppliers. The Company relies on third parties to manufacture substantially all of the components used in its products, although the Company assembles critical subassemblies as well as the final product at its facility in Mountain View, California. There are risks associated with the use of independent manufacturers, including unavailability of or delays in obtaining adequate supplies of components and potentially reduced control of quality, production costs and the timing of delivery. The Company has qualified two or more sources for most of the components used in its products. Certain semiconductor laser components purchased from SDL, Inc. ("SDL") have not readily available from other suppliers. During the last half 1996 and first quarter 1997, the Company experienced delays in its manufacturing of the OcuLight GL due to the inability of SDL to deliver components in volume and on a timely basis. This component is also required for the DioLite 532, which the Company expects to begin shipping in the third quarter of 1997. The Company continues to work with this supplier to resolve these difficulties. Additionally, during the first quarter of 1997, the Company qualified Opto-Power as a second source in this diode component. The Company expects that deliveries from SDL and Opto-Power should meet the Company's requirements for such diode components at least for the second quarter. The process of qualifying suppliers is ongoing, particularly as new products are introduced and may be lengthy. The Company does not have long-term or volume purchase agreements with any of its suppliers and currently purchases components on a purchase order basis. No assurance can be given that these components will be available in the quantities required by the Company, on reasonable terms, or at all. Establishing its own capabilities to manufacture these components would require significant scale-up expenses and additions to facilities and personnel and could significantly decrease the Company's profit margins. The Company's business, results of operations and financial condition would be adversely affected if it is unable to continue to obtain components as required at a reasonable cost.

         Quarterly Fluctuations in Operating Results. Although the Company has been profitable on an annual and quarterly basis for the last four years, the Company's sales and operating results have varied substantially on a quarterly basis and such fluctuations are expected to continue in future periods. The Company believes that its gross margins in 1997 will continue to be lower than gross margins in 1996, primarily because of increases in costs incurred to support expansion of the Company's business, costs associated with the OcuLight GL, the introduction of the DioLite 532 and the downward trend in average selling prices, primarily due to increased competition and a larger than expected percentage of international sales. In addition, the Company expects international sales of the OcuLight GL to exceed domestic sales of this product during the second and third quarters of 1997. The gross margins on international shipments of the OcuLight GL are significantly lower than the gross margins on domestic shipments of the OcuLight GL, primarily due to distributor discounts. Additionally, the Company expects to continue to incur increased operating expenses in the second and third quarters of 1997 associated with the introduction of the OcuLight GL and DioLite 532. Such increases may result in lower operating margins in the second and third quarters of 1997. The ability of the Company to increase its operating margins during the second and third quarters of 1997 and thereafter will depend primarily on timely receipt of components from its two sources, successful and timely manufacturing of the OcuLight GL and DioLite 532 and continued market acceptance of the OcuLight GL as well as increased sales of the OcuLight SL Systems. The Company's operating results are affected by a number of factors, many of which are beyond the Company's control. Factors contributing to these fluctuations include the timing of the introduction and market acceptance of new products or product enhancements by the Company and its competitors, the cost and availability of components and subassemblies, changes in pricing by the Company and its competitors, the timing of the development and market acceptance of new applications for the Company's products, the relatively long and highly variable sales cycle for the Company's products to hospitals and other health care institutions, fluctuations in economic and financial market conditions and resulting changes in customers' or potential customers' budgets and increased product development costs. Any inability to obtain adequate quantities of a sole-source component for the OcuLight GL or the DioLite 532 would adversely impact the Company's ability to ship the OcuLight GL and the DioLite 532. In addition to these factors, the Company's quarterly results have been and are expected to continue to be affected by seasonal factors. The Company manufactures its products to forecast rather than to outstanding purchase orders, and products are typically shipped shortly after receipt of a purchase order. While backlog increased in 1996 because of manufacturing difficulties associated with the Company's new product, the Company does not expect significant backlog in the future and the amount of backlog at any particular date is generally not indicative of its future level of sales. Although the Company's manufacturing procedures are designed to assure rapid response to customer orders, they may in certain instances create a risk of excess or inadequate inventory levels if orders do not match forecasts. The Company increased its inventory of the OcuLight SL system during the first three quarters of 1996 in anticipation of allocating substantial manufacturing resources to produce the OcuLight GL in the fourth quarter of 1996 and the first quarter of 1997. The Company expects to reduce inventory of the OcuLight SL through the second half of 1997. The Company's expense levels are based, in part, on expected future sales. If sales levels in a particular quarter do not meet expectations, the Company may be unable to adjust operating expenses quickly enough to compensate for the shortfall, and the Company's results of operations may be adversely affected. In addition, the Company has historically made a significant portion of each quarter's product shipments near the end of the quarter. If that pattern continues, even short delays in shipment of products at the end of a quarter could have a material adverse effect on results of operations for such quarter. As a result of the above factors, sales for any future quarter are not predictable with any significant degree of accuracy and operating results in any period should not be considered indicative of the results to be expected for any future period. There can be no assurance that the Company will remain profitable in the future or that operating results will not vary significantly.

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

         Dependence on International Sales. The Company derives, and expects to continue to derive, a large portion of its revenue from international sales. In 1995, 1996 and three months ended March 31, 1997, the Company's international sales were $4.3 million, $6.1 million, and $1.7 million, or 48.7%, 49.6% and 51.6%, respectively, of total sales. Therefore, a large portion of the Company's revenues will continue to be subject to the risks associated with international sales, including fluctuations in foreign currency exchange rates, shipping delays, generally longer receivables collection periods, changes in applicable regulatory policies, international monetary conditions, domestic and foreign tax policies, trade restrictions, duties and tariffs, and economic and political instability. Each of these factors could have a significant impact on the Company's ability to deliver products on a competitive and timely basis.

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

         The laser and medical device industry is characterized by frequent litigation regarding patent and other intellectual property rights and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. Numerous patents are held by others, including academic institutions and competitors of the Company.
Because patent applications are maintained in secrecy in the United States until patents are issued and are maintained in secrecy for a period of time outside the United States, the Company has not conducted any searches to determine whether the Company's technology infringes any patents or patent applications. The Company has from time to time been notified of, or has otherwise been made aware of claims that it may be infringing upon patents or other proprietary intellectual property owned by others. If it appears necessary or desirable, the Company may seek licenses under such patents or proprietary intellectual property. Although patent holders commonly offer such licenses, no assurance can be given that licenses under such patents or intellectual property will be offered or that the terms of any offered licenses will be reasonable or will not adversely impact the Company's operating results. Any claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause shipment delays or require the Company to develop noninfringing technology or to enter into royalty or licensing agreements. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. An adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, results of operations and financial condition. Conversely, litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. Both the defense and prosecution of intellectual property suits or interference proceedings are costly and time consuming.

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


PART II.         OTHER INFORMATION

ITEM 4.          SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                 On April 28, 1997, the Annual Meeting of Stockholders of the Company was held in Santa Clara, California. An election of Directors was held with a slate of six candidates, Theodore Bontacoff, James Donovan,

Milton Chang, Donald Hammond, William Boeger and John Nehra being elected to the Board of Directors of the Company. The slate of candidates received 5,229,829 affirmative votes of shares represented and voting and 1,200 shares voted against the slate. Votes withheld from any nominee and broker non-votes were counted for purposes of determining the presence or absence of a quorum.

                 The stockholders also approved an amendment of the 1989 Incentive Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 500,000 shares from 1,000,000 to 1,500,000. There were 3,891,089 shares voted for the amendment, 78,400 shares voted against the amendment, 8,379 shares abstained and there were 1,253,161 broker non-votes. The stockholders also approved an amendment and restatement of the Company's 1995 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 50,000 shares from 50,000 shares to 100,000. There were 4,012,652 shares voted in favor of the amendment, 24,200 shares voted against the amendment, 8,479 shares abstained and there were 1,185,698 broker non-votes. Additionally, the stockholders ratified the appointment of Coopers & Lybrand L.L.P. as independent accountants of the Company for the fiscal year ending December 31, 1997. There were 5,222,550 shares voted in favor of the ratification, no shares voted against the ratification and 8,479 shares abstained. The affirmative vote of the holders of a majority of the Common Stock represented in person or by proxy and entitled to vote at the Annual Meeting ("Votes Cast") was needed in order to approve the foregoing proposals. Votes Cast against the proposals were counted for purposes of determining (i) the presence or absence of a quorum for the transaction of business and (ii) the number of Votes Cast with respect to each such proposal. An abstention had the same effect as a vote against the proposal. Broker non-votes were counted for purposes of determining the presence or absence of a quorum, but were not counted as Votes Cast.

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


                                         IRIDEX CORPORATION
                                         (Registrant)


Date:  May 15, 1997                      By:  /s/ JAMES DONOVAN
                                              ----------------------
                                         James Donovan
                                         Chief Financial Officer
                                         (Principal Financial and Principal
                                         Accounting Officer)

                               INDEX TO EXHIBITS


   Exhibit                                                                                               Page
   -------                                                                                               ----
     11.1      Statement Regarding Computation of Net Income Per Share                                    19

     27.1      Financial Data Schedule
