Form 10-K405
period 1997-12-31
IRIDEX CORP
filed 1998-03-31
CIK 1006045

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-K

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from______________to____________.

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

              1212 TERRA BELLA AVENUE, MOUNTAIN VIEW CA 94043-1824
                    (Address of principal executive offices)
                                   (Zip Code)
                                 (650) 940-4700
              (Registrant's telephone number, including area code)

                                   ----------

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.01 Par Value

                                   ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 19, 1998, was approximately $31,518,173 based on the closing price reported for such date on the Nasdaq National Market System. For purposes of this disclosure shares of Common Stock held by each executive officer and director and by each holder of 5% or more of the outstanding shares of Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of March 19, 1998, the Registrant had 6,465,558 shares of Common Stock outstanding.

                                   ----------

                      DOCUMENTS INCORPORATED BY REFERENCE

         Parts of the Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.
================================================================================

                                     PART 1

ITEM 1.  BUSINESS

GENERAL

         IRIDEX Corporation ("IRIDEX" or the "Company") is the leading worldwide provider of semiconductor-based laser systems used to treat eye diseases in ophthalmology and skin lesions in dermatology. IRIDEX products are sold in the United States predominantly through a direct sales force and internationally through 53 independent distributors into 72 countries. The Company markets its products using three brand names: IRIS Medical to the ophthalmic market, IRIDERM to the dermatological market, and Light Solutions to the research market.

         The Company's ophthalmic products treat eye diseases, including the three leading causes of irreversible blindness. The current family of ophthalmic laser systems includes the IRIS Medical OcuLight SL, OcuLight SLx and OcuLight GL Laser Photocoagulation systems (each an "OcuLight System"). Since its first shipment in 1990, more than 1,800 OcuLight Systems have been sold worldwide, primarily for hospital and office-based use by ophthalmic specialists. The Company's dermatological products treat skin diseases, primarily vascular and pigmented lesions. In June 1997, the Company launched the IRIDERM DioLite 532 Laser System to address the dermatological market. The DioLite 532 Laser System is sold primarily for office-based use by dermatologists. Each ophthalmic and dermatological system consists of a small, portable laser console and interchangeable delivery devices. The Company believes that its semiconductor-based systems are more portable and economical and have a greater degree of reliability and flexibility than competing systems which use traditional vacuum tube-based technology.

         IRIDEX Corporation was incorporated in California in February 1989 as IRIS Medical Instruments, Inc. In 1996, the Company changed its name to IRIDEX Corporation and reincorporated in Delaware. IRIDEX conducts most of its business through its wholly-owned operating subsidiary, IRIS Medical Instruments, Inc. The Company's executive offices are located at 1212 Terra Bella Avenue, Mountain View, California 94043-1824, and its telephone number is
(650) 940-4700. As used in this Form 10-K, the terms "Company" and "IRIDEX" refer to IRIDEX Corporation, a Delaware corporation, and, when the context so requires, its wholly-owned subsidiaries, IRIS Medical Instruments, Inc. and Light Solutions Corporation, both California corporations and its dermatological division IRIDERM.

         This Annual Report on Form 10-K contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those set forth in such forward looking statements as a result of a number of risks and uncertainties, including the factors set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operation--Factors That May Affect Future Results" and other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.
Statements made herein are as of the date of the filing of this Form 10-K with the Securities and Exchange Commission, and should not be relied upon as of any subsequent date. The Company expressly disclaims any obligation to update information presented herein, except as may otherwise be required by law.

THE IRIDEX STRATEGY

         The Company's objective is to become a worldwide leader in developing, manufacturing, marketing and selling innovative and cost-effective medical laser systems. The key elements of the Company's strategy are:

        Broaden Product Lines by Leveraging Existing Technology. In 1996, the Company introduced a new visible laser system, the OcuLight GL, for ophthalmology, which significantly expanded the market opportunity for the Company's products. In 1997, the Company introduced the DioLite 532, based on the same visible light technology as the OcuLight GL, for the dermatological market. The characteristics of both of these new products are similar to those which have made the Company's previous products successful, such as low cost ownership, reliability, and portability.

         Develop and Validate New Applications. The Company is seeking to develop and validate treatments that are less costly, reduce complications and achieve better clinical results than existing treatments. The Company's products are currently being used in multiple studies in the United States and internationally to demonstrate the clinical benefits of its technology in treatment. Examples of these studies include a multi-site study to prophylactically treat age-related macular degeneration and international studies which are evaluating the use of the Company's G-Probe as a primary treatment for glaucoma.

         Continue to Enhance Products. A core strength of the Company has been its regular introduction of new delivery devices and product upgrades which have enhanced the benefits of the Company's laser systems. The Company intends to continue its investment in research and development to improve the performance of its systems as well as to develop additional technologies which can more cost effectively address the needs of the ophthalmic and dermatological markets. To enhance the Company's research and development efforts, the Company collaborates with an extensive network of academic leaders who provide input and advice, as well as assist in validating the efficacy of new products and applications.

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

         Develop New Markets through Strategic Alliances. The Company intends to establish strategic alliances in order to expedite and lower the cost of developing and bringing to market new products, both to the ophthalmic and dermatological markets and to markets not currently addressed by the Company's products. Through these alliances, the Company will seek access to technologies that it does not currently possess. In May 1996, the Company signed a Development and Distribution Agreement with Miravant Medical Technologies, formerly known as PDT, Inc. ("Miravant"), a company engaged in the development of photodynamic drugs and applications, to provide lasers to activate certain photodynamic drugs which are currently being developed by Miravant.

PRODUCTS

         The Company utilizes a systems approach to product design. Each system includes a console, which generates the laser energy, and a number of interchangeable peripheral delivery devices, including disposable delivery devices, for use in specific clinical applications. This approach allows customers to purchase a basic system and add additional delivery devices as their needs expand or as the Company develops new applications. This systems approach also brings economies-of-scale to the Company's product development and manufacturing efforts since each application does not require the design and manufacture of complete stand-alone products.

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

         Visible Photocoagulator Console: In September 1996, the Company introduced a new semiconductor-based photocoagulator, the OcuLight GL, which delivers visible laser light. In June 1997, the Company launched a dermatological product, the DioLite 532, also based on visible semiconductor-based technology. Both of these consoles weigh 15 pounds, have dimensions of 6"H x 12"W x 12"D, draw a maximum of 300 Watts of wall power and require no external air or water cooling. The OcuLight GL has a United States list price of $27,500. The DioLite 532 has a United States list price of $44,500.

         Peripheral Delivery Devices. The Company's versatile family of consoles and delivery devices has been designed to allow the addition of new capabilities with a minimal incremental investment. A user adds capabilities by simply purchasing a new interchangeable delivery device. The Company has developed both disposable and nondisposable delivery devices and expects to continue to develop additional devices.

         Ophthalmic Delivery Devices:

         TruFocus Laser Indirect Ophthalmoscope. The indirect ophthalmoscope is worn on the physician's head and is used to treat peripheral retinal disorders, particularly in infants or adults requiring treatment in the supine position. This product can be used both for diagnosis and treatment at the point-of-care and has a United States list price of $8,800.

         Slit Lamp Adapter. These adapters allow the physician to utilize a standard slit lamp for both diagnosis and treatment. A slit lamp adapter can be installed by the doctor in several minutes converting any of 50 variations of a standard diagnostic slit lamp into a therapeutic photocoagulator delivery system. Slit lamp adapters are used for treatment of both retinal and glaucomal diseases and have United States list prices ranging from $6,000 to $6,500.

         Operating Microscope Adapter. These adapters allow the physician to utilize a standard operating microscope for both diagnosis and treatment. These devices are similar to slit lamp adapters except they are oriented horizontally and therefore can be used to deliver retinal photocoagulation to a supine patient. The United States list price of the adapter is $7,500.

         EndoProbe. The EndoProbe is used for endophotocoagulation, a retinal treatment performed in the hospital operating room or surgery center. These sterile disposable probes are available in tapered, angled, fluted, active aspiration and illuminating styles and have United States list prices ranging from $150 to $185.

         G-Probe. The G-Probe is used to treat medically and surgically uncontrolled glaucoma, in many instances replacing cyclocryotherapy, or freezing of the eye. The G-Probe's non-invasive procedure takes about ten minutes, is done to an anesthetized eye in the doctor's office and results in less pain and fewer adverse side effects than cyclocryotherapy. The G-Probe is a sterile disposable product and has a United States list price of $200.

         DioPexy Probe. The DioPexy Probe is a hand-held instrument which is used to treat retinal tears and breaks transsclerally, noninvasively through the sclera as an alternative method of attaching the retina. Advantages include increased precision, less pain and less inflammation than traditional cryotherapy. The DioPexy Probe has a United States list price of $2,500.

         Dermatological Delivery Devices:

         DioLite Handpiece. The DioLite Handpiece is a hand held instrument that is used to treat vascular and pigmented lesions. These devices are available in 200, 500, 700, 1000 and 1400 micron sizes and have a United States list price of $450 each.

         The Company has developed a new laser system with Miravant. This system emits a laser beam to activate a photodynamic drug being developed by Miravant in order to achieve a therapeutic result in the treatment of age-related macular degeneration. Clinical studies are currently underway to test the efficacy of this procedure. Miravant has entered into a codevelopment agreement with Pharmacia & Upjohn to more rapidly develop the photodynamic drug and validate its use in clinical studies. The Company expects that, if clinical studies are successful, receipt of the appropriate regulatory approval thereof will take 3 to 5 years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results--Dependence on Development of New Products and New Applications," "--Dependence on Collaborative Relationships and "--Government Regulation."

         The following chart lists the eye diseases that can be treated using the Company's photocoagulator systems, including the preferred delivery devices. The selection of delivery device is often determined by the severity and location of the disease. The chart also lists the skin diseases that can be treated with the DioLite 532.

Condition                         Procedure                     Console              Delivery Devices
---------                         ---------                     -------              ----------------
Ophthalmic Treatments:

Age-related Macular Degeneration  Retinal Photocoagulation      Infrared & Visible   Slit Lamp Adapter
Diabetic Retinopathy

   Macular Edema                  Grid Retinal Photocoagulation Infrared & Visible   Slit Lamp Adapter and Operating
                                                                                     Microscope Adapter
                                  Focal Retinal                 Visible              Slit Lamp Adapter
                                  Photocoagulation


   Proliferative                  Pan-Retinal Photocoagulation  Infrared & Visible   Slit Lamp Adapter, Operating
                                                                                     Microscope Adapter, Laser
                                                                                     Indirect Ophthalmoscope,
                                                                                     EndoProbe
Glaucoma

   Primary Open-Angle             Trabeculoplasty               Infrared & Visible   Slit Lamp Adapter

   Angle-closure                  Iridotomy(1)                  Infrared & Visible   Slit Lamp Adapter

   Uncontrolled                   Transscleral                  Infrared             G-Probe
                                  CycloPhotocoagulation

Retinal Detachment                Retinopexy Retinal            Infrared & Visible   Slit Lamp Adapter, Laser
                                  Photocoagulation                                   Indirect Ophthalmoscope,
                                                                                     Operating Microscope Adapter,
                                                                                     EndoProbe

                                  Transscleral Retinal          Infrared             DioPexy Probe
                                  Photocoagulation
Retinopathy of Prematurity        Retinal Photocoagulation      Infrared             Laser Indirect Ophthalmoscope
Ocular Tumors                     Retinal Photocoagulation      Infrared             Slit Lamp Adapter, Operating
                                                                                     Microscope Adapter, Laser
                                                                                     Indirect Ophthalmoscope
Dermatological Treatments:

Vascular Lesions                  Selective photothermolysis    Visible              DioLite Handpiece

Condition                         Procedure                     Console              Delivery Devices
---------                         ---------                     -------              ----------------
Pigmented Lesions                 Selective photothermolysis    Visible              DioLite Handpiece

----------
(1) This indication is under an Investigational Device Exemption in the United States.

RESEARCH AND DEVELOPMENT

         The Company's research and development activities are performed internally by its research and development staff comprised of 13 individuals and is supplemented by consultants with specialized expertise. Research and development efforts are directed toward both development of new products and development of new applications using existing products. The Company's expenditures for research and development totaled approximately $1,716,000, $1,286,000 and $742,000 in 1997, 1996 and 1995, respectively. In addition, the
Company receives funds under grant from the United States government for research. The Company has close working relationships with ophthalmic researchers, clinicians and dermatologists around the world who provide new ideas, test the feasibility of these new ideas, and assist the Company in validating new products and new applications before they are introduced.

         The Company is supporting pre-clinical and clinical studies to develop new photocoagulation treatments and applications. The objectives of developing new applications are to expand the number of patients who can be treated, to more effectively treat diseases, to treat patients earlier in the treatment regimen and to reduce the side-effects of treatment. Examples of such studies include:

         Ophthalmic Applications

         Age-Related Macular Degeneration. The Company is supporting a multi-center clinical trial which is testing a prophylactic treatment of age-related macular degeneration. This treatment involves the use of infrared light that passes through the sensory retina without damaging it.

         Glaucoma. Preliminary studies are underway to evaluate the use of the G-Probe as a first-line treatment modality for various glaucomas.

         Diabetic Retinopathy. Studies are underway to investigate the treatment of diabetic retinopathy using minimal impact infrared photocoagulation with the objective of causing regression of the disease with less loss of vision than conventional therapy.

         Ocular Tumors. Clinical studies have reported successful treatment of ocular tumors using OcuLight infrared lasers.

CUSTOMERS AND CUSTOMER SUPPORT

         The Company's products are currently sold to ophthalmologists, including glaucoma specialists, retinal specialists, and pediatric ophthalmologists, and to dermatologists. Other customers include research and teaching hospitals, government installations, surgi-centers and hospitals. No customer or distributor accounted for 10% or more of total sales in 1997, 1996 or 1995.

         The Company is continuing its efforts to broaden its customer base through the development of new products and new applications. The Company currently estimates that there are approximately 15,000 ophthalmologists in the United States and 45,000 internationally who are each potential customers. The Company believes there are approximately 10,000 dermatologists in the U.S. Additionally, the Company estimates that there are approximately 4,800 and 18,000 hospitals in the United States and internationally, respectively, as well as approximately 2,200 ambulatory surgical centers in the United States which potentially represent multiple unit sales. Because independent ophthalmologists and dermatologists frequently practice at their own offices as well as through affiliation with hospitals or other medical centers, each independent ophthalmologist, dermatologist and hospital and medical center is a potential customer for the Company's products. The Company is seeking to broaden its customer base by developing new diagnostic products directed at addressing the needs of optometrists and dermatologists.

         The Company seeks to provide superior customer support and service. A 24-hour, seven day a week, telephone service line is maintained to service customers with products under warranty or paid service contacts. If a problem with a product cannot be diagnosed and resolved by telephone, a replacement unit is shipped overnight to any domestic customer, and the problem unit is returned to the Company. The small size and rugged design of the Company's products allows for economical shipment and quick response to customers almost anywhere in the world.

SALES AND MARKETING

         To support its sales process, the Company conducts marketing programs which include direct mail, trade shows, public relations, advertising in trade and academic journals and newsletters. The Company annually participates in approximately 50 trade shows or meetings in the United States and 65 trade shows or meetings internationally. These meetings allow the Company to present its products to existing as well as to prospective buyers. While the sales cycle varies from customer to customer, it averages 12 months and typically ranges from two to 24 months. The Company's sales and marketing organization is based at the Company's corporate headquarters in Mountain View, with area sales managers located in California, Georgia, Maryland, Massachusetts, Ohio and Texas.

         International product sales represented 51.8%, 49.6% and 48.7% of the Company's sales in 1997, 1996 and 1995, respectively. The Company's products are sold in the United States predominantly through a direct sales force and internationally through 53 independent distributors into 72 countries. International sales are administered through the Company's corporate headquarters in Mountain View, California, along with two area sales managers. The Company's distribution agreements with its international distributors are generally exclusive and typically can be terminated by either party without cause on 90 days notice. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results --Dependence on International Sales."

         The Company believes that educating patients and physicians about the long-term health benefits and cost-effectiveness of diagnosis and treatment of diseases that cause blindness at an early stage is critical to market acceptance of the Company's ophthalmic products. The Company believes that the trend toward management of health care costs in the United States will lead to increased awareness of and emphasis on disease prevention, and cost-effective treatments and, as a result, will increase demand for its ophthalmic laser products as well as its prospective diagnostic products.

         The Company works with its customers to enhance its ability to identify new applications for its products, validate new procedures using its products, respond more effectively to new procedures and expedite regulatory approvals of new products and applications. Customers include key opinion leaders who are often the heads of the departments or professors at universities. These luminaries in the field of ophthalmology and dermatology are key to the successful introduction of new technologies and their subsequent acceptance by the general market. Acceptance of the Company's products by these early adopters is key to the Company's strategy in the validation of its technology. In addition, the Company believes that widespread adoption of its laser platforms will require education about the Company's products as compared to competing systems.

OPERATIONS

         The manufacture of ophthalmic and dermatological laser systems is a complex process involving precision components, intricate procedures, and environmental controls. Completed systems must pass quality control and reliability tests before shipment. The Company purchases substantially all of its components that are either standard or built to proprietary specifications and subassemblies from various independent suppliers and sub-contractors. The Company assembles critical subassemblies as well as the final product at its Mountain View, California facility. Most of the sub-contractors are located within 10 miles of the Company's Mountain View, California facility. There are risks associated with the use of independent suppliers and sub-contractors, including unavailability of or delays in obtaining adequate supplies of components and potentially reduced control of quality, production costs and the timing of delivery. Any failures by such third parties to adequately perform may delay the submission of products for regulatory approval, impair the Company's ability to deliver products on a timely basis, or otherwise impair the Company's competitive position. Establishing its own capabilities to manufacture these components would require significant scale-up expenses and additions to facilities and personnel and could adversely affect the Company's earnings.

         The Company has qualified two or more sources for most of the components used in its products. However, certain of the Company's products remain significantly dependent on sole source suppliers. Certain diodes purchased from SDL, Inc. ("SDL") were not readily available from other suppliers until the second quarter of 1997. During the last half of 1996 and the first quarter of 1997, the Company experienced delays in its manufacturing of the OcuLight GL due to the inability of SDL to deliver components in volume and on a timely basis. The Company continues to work with SDL to ensure that such difficulties do not reoccur. Additionally, during the first quarter of 1997, the Company qualified Opto Power Corporation ("Opto Power"), a division of Spectra Physics Lasers, Inc., as a second source of this diode component. Although the Company believes that deliveries from SDL and Opto Power should meet the Company's future requirements for such diode components, there can be no assurance that the Company will not experience a shortfall in these diodes in the future. The process of qualifying suppliers is ongoing and may be lengthy, particularly as new products are introduced. The Company does not have long-term or volume purchase agreements with any of its suppliers and currently purchases components on a purchase order basis. The Company's business, financial condition and results of operations would be adversely affected if it is unable to obtain components in the quantities required at a reasonable cost and on a timely basis or if it could not expand manufacturing capacity to meet demand or if operations at its single facility were disrupted. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results--Risks of Manufacturing and Dependence on Key Manufacturers and Suppliers."

         The Company implemented policies and procedures and quality systems that are intended to allow the Company to receive ISO 9001 certification. ISO 9001 is an international series of quality standards designed to demonstrate a company's capability and commitment to quality. An audit of the Company's policies and procedures is in process, and the Company expects to be ISO 9001 certified by June 1998.

         International regulatory bodies often establish varying regulations governing product standards, packaging requirements, labeling requirements, tariff regulations, duties and tax requirements. As a result of the Company's sales in Europe, the Company was required to receive a "CE" mark certification, an international symbol of quality and compliance with applicable European medical device directives. Although the Company has received a CE mark certification for the OcuLight SL platform, and has self-certified CE compliance for the OcuLight GL and the DioLite 532, there can be no assurance that the Company will be successful in meeting new certification requirements in the future or in obtaining such certifications for its new products. Any failure to obtain required certifications would have a material adverse effect on the Company's business, results of operations and financial condition.

COMPETITION

         Competition in the market for devices used for ophthalmic and dermatological treatments is intense and may increase. This market is also characterized by rapid technological innovation and change, and the Company's products could be rendered obsolete as a result of future innovations. The Company's competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. In addition to other companies that manufacture photocoagulators, the Company's products compete with pharmaceutical treatments, other technologies and other surgical techniques. The Company's principal competitors in ophthalmology are Coherent, Inc., Nidek, Inc. ("Nidek"), Carl Zeiss, Inc. ("Zeiss"), Alcon International ("Alcon"), Keeler Instruments, Inc. ("Keeler") and HGM Medical Laser Systems, Inc. ("HGM"). Of these companies, Nidek, Zeiss, Alcon and Keeler currently offer a semiconductor-based laser system in ophthalmology, and other companies may introduce a semiconductor-based laser system. The Company's principal competitors in dermatology are Laserscope and HGM, neither of which currently offers a semiconductor-based laser system in dermatology. Other competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than the Company. Such companies may also have greater name recognition than the Company and long-standing customer relationships. In addition, there can be no assurance that other medical companies, academic and research institutions or others will not develop new technologies or therapies, including medical devices, surgical procedures or pharmacological treatments and obtain regulatory approval for products utilizing such techniques that are more effective in treating the ophthalmic and dermatological conditions targeted by the Company or are less expensive than the Company's current or future products. Moreover, there can be no assurance that the Company's technologies and products would not be rendered obsolete by such developments. Any such developments could have a material adverse effect on the business, financial condition and results of operations of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results--Competition."

PATENTS AND PROPRIETARY RIGHTS

         The Company's success and ability to compete is dependent in part upon its proprietary information. The Company relies on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect its intellectual property rights. The Company files patent applications to protect technology, inventions and improvements that are significant to the development of its business. The Company has been issued six United States patents on the technologies related to its products and processes. The Company has applied for two additional patents related to its solid state laser products. There can be no assurance that any of the Company's patent applications will issue as patents, that any patents now or hereafter held by the Company will offer any degree of protection or that the Company's patents or patent applications will not be challenged, invalidated or circumvented in the future. Moreover, there can be no assurance that the Company's competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets.

         In addition to patents, the Company relies on trade secrets and proprietary know-how which it seeks to protect, in part, through proprietary information agreements with employees, consultants and other parties. The Company's proprietary information agreements with its employees and consultants contain provisions requiring such individuals to assign to the Company without additional consideration any inventions conceived or reduced to practice by them while employed or retained by the Company, subject to customary exceptions. There can be no assurance that proprietary information agreements with employees, consultants and others will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known to or independently developed by competitors.

         The laser and medical device industry is characterized by frequent litigation regarding patent and other intellectual property rights and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. Numerous patents are held by others, including academic institutions and competitors of the Company. Because patent applications are maintained in secrecy in the United States until patents are issued and are maintained in secrecy for a period of time outside the United States, the Company has not conducted any searches to determine whether the Company's technology infringes any patents or patent applications. The Company has from time to time been notified of, or has otherwise been made aware of claims that it may be infringing upon patents or other proprietary intellectual property owned by others. If it appears necessary or desirable, the Company may seek licenses under such patents or proprietary intellectual property. Although patent holders commonly offer such licenses, no assurance can be given that licenses under such patents or intellectual property will be offered or that the terms of any offered licenses will be reasonable or will not adversely impact the Company's operating results. Recently, a company has challenged one of the patents held by Light Solutions Corporation, a wholly owned subsidiary of IRIDEX. The Company believes that this dispute will be settled without a material adverse effect to the Company's business and financial condition.

         Any claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause shipment delays, require the Company to develop noninfringing technology or require the Company to enter into royalty or licensing agreements. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. An adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, results of operations and financial condition. Conversely, litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. Both the defense and prosecution of intellectual property suits or interference proceedings are costly and time consuming.

GOVERNMENT REGULATION

         The medical devices to be marketed and manufactured by the Company are subject to extensive regulation by numerous governmental authorities, including federal, state, and foreign governmental agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations promulgated thereunder (the "FDA Act"), the Food and Drug Administration (the "FDA") serves as the principal federal agency with authority over medical devices and regulates the research, clinical testing, manufacture, labeling, distribution, sale, marketing and promotion of such devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizures of products, total or partial suspension of production, failure of the government to grant premarket clearance or approval for devices, withdrawal of marketing approvals, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

         In the United States, medical devices are classified into one of three classes (Class I, II or III), on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and effectiveness. Under FDA regulations, Class I devices are subject to general controls (for example, labeling, premarket notification and adherence to Quality System Regulations ("QSRs") requirements), and Class II devices are subject to general and special controls (for example, performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those which must receive premarket approval (or "PMA") by the FDA to ensure their safety and effectiveness.

         Before a new device can be introduced into the market, the manufacturer must generally obtain marketing clearance through either a 510(k) premarket notification or a PMA. A 510(k) clearance will be granted if the submitted information establishes that the proposed device is "substantially equivalent" to a legally marketed Class I or II medical device, or to a Class III medical device for which the FDA has not called for a PMA. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional information or data are needed before a substantial equivalence determination can be made. A request for additional data may require that clinical studies of the device's safety and efficacy be performed.

         Commercial distribution of a device for which a 510(k) notification is required can begin only after the FDA issues an order finding the device to be "substantially equivalent" to a predicate device. The FDA has recently been requiring a more rigorous demonstration of substantial equivalence than in the past. Even in cases where the FDA grants a 510(k) clearance, it can take the FDA from four to twelve months from the date of submission to grant a 510(k) clearance, but it may take longer.

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

         A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device, or if it is a Class III device for which the FDA has called for PMAs. A PMA application must be supported by valid scientific evidence which typically includes extensive data, including human clinical trial data to demonstrate the safety and effectiveness of the device. The PMA application must also contain the results of all relevant bench test, laboratory and animal studies, a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission may require the applicant to detail the proposed labeling, advertising literature and training methods.

         Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the PMA. An FDA review of a PMA application generally takes one to two years from the date the PMA application is accepted for filing, but may take significantly longer. The review time is often significantly extended by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee, typically a panel of clinicians, will likely be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. The FDA is not bound by the recommendations of the advisory panel. Toward the end of the PMA review process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with applicable QSR requirements, which includes good manufacturing practices.

         If the FDA's evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which may contain a number of conditions which must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter, authorizing commercial marketing of the device for certain indications. The FDA may also determine that additional clinical trials are necessary or other deficiencies exist in the PMA, in which case PMA approval may be delayed. The PMA process can be expensive, uncertain and lengthy and a number of devices for which the FDA approval has been sought by other companies have never been approved for marketing.

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

         The Company has obtained 510(k) clearance for its OcuLight SL, OcuLight SLx and OcuLight GL consoles and a number of peripheral delivery devices including the EndoProbe, the Laser Indirect Ophthalmoscope, the Slit Lamp Adapter, the G-Probe and the DioPexy Probe, for photocoagulation of tissues and structures in the eye in the treatment of various retinal and glaucoma diseases. The Company has also made certain modifications to the Slit Lamp Adapter that the Company has determined do not require the submission of a new 510(k) notification. However, there can be no assurance that the FDA will agree with the Company's determination that a 510(k) notification is not required for the Slit Lamp Adapter modifications nor that FDA will not require the Company to submit a new 510(k) notification for the modification. If the FDA requires the Company to submit a new 510(k) notification for the modified Slit Lamp Adapter, the Company may be prohibited from marketing the modified device until the 510(k) notification is cleared by the FDA.

         In July 1991, the Company submitted a 510(k) notification to obtain clearance for use of its Slit Lamp Adapter for use in iridectomy and other indications. After conducting an initial review of the submission, the FDA indicated that clinical data would be required in order for the agency to make a substantial equivalence determination regarding use of the device for iridectomy. As a result, the Company obtained FDA approval of an investigational device exemption ("IDE") to conduct clinical studies of the Slit Lamp Adapter for iridectomy. Although the Company obtained IDE approval in September 1992, to date, no patients have been recruited for the study. There can be no assurance that once clinical data are collected and submitted to the FDA, that they will be adequate to establish substantial equivalence, that the FDA will not require additional clinical data, or that the FDA will grant 510(k) clearance in a timely manner, if at all.

         The Company has also established a strategic alliance with Miravant to manufacture a device designed to photoactivate an ophthalmic drug currently under development by Miravant. Miravant is responsible for obtaining the required regulatory approvals. Under the FDA's combination products policy, the ophthalmic drug and photoactivating device may be considered a drug-device combination product and, therefore, be required to undergo the new drug approval process. The steps required before a new drug can be commercially distributed in the United States include (1) conducting appropriate pre-clinical laboratory and animal tests, (2) submitting to the FDA an application for an investigational new drug ("IND"), which must become effective before clinical trials may commence, (3) conducting well-controlled human clinical trials that establish the safety and effectiveness of the drug,
(4) filing with the FDA a new drug application ("NDA"), and (5) obtaining FDA approval of the NDA prior to any commercial distribution of the drug. The new drug approval process is expensive, lengthy and uncertain, and many new drug products have never been approved for marketing. There can be no assurance that an approved NDA would not be required for the ophthalmic drug and photoactivating device as a combination product or, if required, that such approval could be obtained. In addition, there can be no assurance that the FDA would not require separate premarket clearance for the photoactivating device through either a 510(k) notification or a PMA or, if required, that such premarket clearance or approval could be obtained.

         The Company has received 510(k) clearance for the DioLite 532 console, a new product for the dermatological market to treat vascular and pigmented skin lesions, and the DioLite handpieces. The Company introduced the DioLite 532 in June 1997.

         Any products manufactured or distributed by the Company pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences with the use of the device. Device manufacturers are required to register their establishments and list their devices with the FDA and certain state agencies, and are subject to periodic inspections by the FDA and certain state agencies. The FDA Act requires devices to be manufactured to comply with applicable QSR regulations which impose certain procedural and documentation requirements upon the Company with respect to manufacturing, design, development and quality assurance activities.

         Labeling and promotion activities are subject to scrutiny by the FDA and in certain instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of products for unapproved uses. The Company and its products are also subject to a variety of state laws and regulations in those states or localities where its products are or will be marketed. Any applicable state or local regulations may hinder the Company's ability to market its products in those states or localities. Manufacturers are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect upon the Company's ability to do business.

         Exports of the Company's products are regulated by the FDA and are covered by the Export Amendment of 1996, which greatly expanded the export of approved and unapproved United States medical devices. However, some foreign countries require manufacturers to provide an FDA certificate for products for export ("CPE") which requires the device manufacturer to certify to the FDA that the product has been granted premarket clearance in the United States and that the manufacturing facilities appeared to be in compliance with QSR at the time of the last QSR inspection. The FDA will refuse to issue a CPE if significant outstanding QSR violations exist.

         The introduction of the Company's products in foreign markets will also subject the Company to foreign regulatory clearances which may impose additional substantial costs and burdens. International sales of medical devices are subject to the regulatory requirements of each country. The regulatory review process varies from country to country. Many countries also impose product standards, packaging, requirements, labeling requirements and import restrictions on devices. In addition, each country has its own tariff regulations, duties and tax requirements. The approval by the FDA and foreign government authorities is unpredictable and uncertain, and no assurance can be given that the necessary approvals or clearances will be granted on a timely basis, if at all. Delays in receipt of, or a failure to receive, such approvals or clearances, or the loss of any previously received approvals or clearances, could have a material adverse effect on the business, financial condition and results of operations of the Company.

         Changes in existing requirements or adoption of new requirements or policies by the FDA or other foreign and domestic regulatory authorities could adversely affect the ability of the Company to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will not be required to incur significant costs to comply with laws and regulations in the future or that laws or regulations will not have a material adverse effect upon the Company's business, financial condition or results of operations.

REIMBURSEMENT

         The Company's products are typically purchased by doctors, clinics, hospitals and other users, which bill various third-party payers, such as governmental programs and private insurance plans, for the health care services provided to their patients. Third-party payers carefully review and are increasingly challenging the prices charged for medical products and services. Reimbursement rates from private companies vary depending on the procedure performed, the third-party payor, the insurance plan and other factors. Medicare reimburses hospitals on a prospectively-determined fixed amount for the costs associated with an in-patient hospitalization based on the patient's discharge diagnosis, and reimburses physicians a prospectively-determined fixed amount based on the procedure performed, regardless of the actual costs incurred by the hospital or physician in furnishing the care and unrelated to the specific devices used in that procedure. Third- party payers are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products.

         While the Company believes that the laser procedures using its products have generally been reimbursed, payers may deny coverage and reimbursement for the Company's products if they determine that the device was not reasonable and necessary for the purpose for which used, was investigational or was not cost-effective. Additionally, there can be no assurance that Miravant will be able to obtain coverage for its use of drugs with the Company's OcuLight Systems, or that the reimbursement will be adequate to cover the treatment procedure. The inability of doctors, clinics, hospitals and other users of the Company's products to obtain adequate reimbursement for use of the Company's products from third-party payers, and/or changes in government legislation or regulation or in private third-party payers' policies toward reimbursement for procedures employing the Company's products could have a material adverse effect on the Company's business, results of operations and financial condition. Moreover, the Company is unable to predict what legislation or regulation, if any, relating to the health care industry or third- party coverage and reimbursement may be enacted in the future, or what
effect such legislation or regulation may have on the Company.   Most of the
treatment procedures for the Company's DioLite 532 dermatological systems are billed to private-pay customers.

PRODUCT LIABILITY AND INSURANCE

         The Company may be subject to product liability claims in the future. The Company's products are highly complex and are used to treat extremely delicate eye tissue as well as to treat skin conditions primarily on the face. The Company's products are often used in situations where there is a high risk of serious injury or adverse side effects. In addition, although the Company recommends that its disposable products only be used once and so prominently labels these products, the Company believes that certain customers may nevertheless reuse these disposable products. Were such a disposable product not adequately sterilized by the customer between such uses, a patient could suffer serious consequences, possibly resulting in a suit against the Company for damages. Accordingly, the manufacture and sale of medical products entails significant risk of product liability claims. Although the Company maintains product liability insurance with coverage limits of $6.0 million per occurrence and an annual aggregate maximum of $7.0 million, there can be no assurance that the coverage of the Company's insurance policies will be adequate. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful claim brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's business, results of operations and financial condition. To date, the Company has not experienced any product liability claims.

BACKLOG

         The Company generally ships its products within a few days after acceptance of a customer's purchase order. Accordingly, the Company does not believe that its backlog at any particular time is indicative of future sales levels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results--Quarterly Fluctuations in Operating Results."

EMPLOYEES

         At December 31, 1997, the Company had a total of 73 full-time employees, including 31 in operations, 21 in sales and marketing, 13 in research and development and 8 in finance and administration. The Company also employs, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. At December 31, 1997, the Company employed 7 such persons. The Company intends to hire additional personnel during the next twelve months in each of these areas. The Company's future success will depend in part on its ability to attract, train, retain and motivate highly qualified employees, who are in great demand. There can be no assurance that the Company will be successful in attracting and retaining such personnel. The Company's employees are not represented by a collective bargaining organization, and the Company has never experienced a work stoppage or strike. The Company considers its employee relations to be good.

EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company and their ages as of December 31, 1997 were as follows:

               Name                 Age                                   Position
               ----                 ---                                   --------
 Theodore A. Boutacoff . . . . .     50            President, Chief Executive Officer and Director
 Robert Kamenski . . . . . . . .     43            Chief Financial Officer and Vice President, Administration
 Eduardo Arias . . . . . . . . .     53            Senior Vice President, Worldwide Sales
 David M. Buzawa . . . . . . . .     45            Vice President, Product Development
 James L. Donovan  . . . . . . .     60            Vice President, Corporate Business Development
 Timothy Powers  . . . . . . . .     37            Vice President, Operations

         Mr. Boutacoff co-founded the Company and since February 1989 has served as its President, Chief Executive Officer and a member of its Board of Directors. Prior to co-founding the Company, Mr. Boutacoff held various positions, including Director of New Business and Clinical Development, Director of Marketing and Director of Regulatory Affairs, with the Medical Division of Coherent, Inc., a manufacturer of laser systems for science, medicine and industry. Mr. Boutacoff holds a B.S. degree in civil engineering from Stanford University.

         Robert Kamenski joined the Company in March 1997 as Vice President, Finance and Administration and was appointed Chief Financial Officer in October 1997. Prior to joining the Company, from July 1992 to March 1997, Mr. Kamenski held various positions, including Chief Financial Officer and Vice President of Finance and Administration, with TeleSensory Corporation. Mr. Kamenski holds a B.B.A. degree in accounting from the University of Wisconsin-Milwaukee and is a member of the American Institute of CPAs.

         Mr. Arias co-founded the Company and served as Vice President, Sales & Marketing from April 1989 until September 1991 when he was promoted to the position of Senior Vice President, Worldwide Sales. Prior to co-founding the Company, Mr. Arias held various positions, including Director of Marketing and Sales, Medical Group and Director of International Operations, at Coherent, Inc.

         Mr. Buzawa co-founded the Company and since February 1989 has managed the Company's Product Development group, serving since February 1993 as the Vice President, Product Development. Prior to co-founding the Company, Mr. Buzawa held various positions, including Project Engineer, with Coherent, Inc. Mr. Buzawa holds a B.A. degree in general science from the University of Rochester. Mr. Buzawa served as executive officer of IRIDEX Corporation through February 23, 1998. He presently serves as Vice President, Product Development for IRIS Medical Instruments, Inc., a wholly-owned subsidiary of IRIDEX Corporation, focusing on ophthalmology.

        Mr. Donovan co-founded the Company and, since February 1989, has served as a member of its Board of Directors. From February 1989 to October 1997, Mr. Donovan served as its Chief Financial Officer, except in the period June to November 1996, and is currently serving as its Vice President, Corporate Business Development. Prior to co-founding the Company, Mr. Donovan served as General Manager of the Medical Division and Chief Financial Officer of Coherent, Inc. Mr. Donovan holds a B.S. degree in business administration from Southern Oregon State College.

         Mr. Powers joined the Company in July 1997 as Vice President, Operations. Prior to joining the Company, from November 1988 to July 1997, Mr. Powers held various positions, including Vice President of Operations, at Strato/Infusaid, Inc., a Pfizer subsidiary. Mr. Powers holds a Masters of Management Science degree in manufacturing engineering and a Bachelors of Science degree in industrial technology, both from the University of Lowell in Massachusetts.

ITEM 2.  PROPERTIES

         The Company relocated its operating facilities in September 1997 to 37,000 square feet of space in Mountain View, California. The new building houses manufacturing, research and development and serves as the Company's headquarter offices. The lease term expires in 2002 and contains a renewal option.

         Management believes that its new facility will be adequate for its current needs and that suitable additional space or alternative space will be available as needed in the future on commercially reasonable terms.

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

                                                                 HIGH            LOW
                                                               -------         -------
FISCAL 1996
  First Quarter (from February 15, 1996) .........             $10.875         $ 9.750
  Second Quarter .................................              16.750          10.250
  Third Quarter ..................................              15.500           6.875
  Fourth Quarter .................................               9.500           6.250

FISCAL 1997
  First Quarter ..................................             $ 8.750         $ 4.750
  Second Quarter .................................               9.625           5.375
  Third Quarter ..................................              12.625           8.250
  Fourth Quarter .................................              12.375           7.500

FISCAL 1998
  First Quarter (through March 19, 1998) .........             $ 9.125         $ 6.500

         On March 19, 1998, the closing price on the Nasdaq National Market for the Company's Common Stock was $8.38 per share. As of December 31, 1997, there were approximately 78 holders of record of the Company's Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial data as of and for the years ended December 31, 1993, 1994, 1995, 1996 and 1997 have been derived from and are qualified by reference to, the consolidated financial statements of the Company audited by Coopers & Lybrand L.L.P., independent accountants. The selected consolidated statement of income data as of December 31, 1993 and 1994 and the consolidated balance sheet data as of December 31, 1993, 1994 and 1995 have been derived from the Company's audited financial statements not included herein. These historical results are not necessarily indicative of the results of operations to be expected for any future period.

         The data set forth below are qualified by reference to, and should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data."


                                                  1993          1994          1995          1996            1997
                                                 -------       -------       -------       --------       --------
                                                              (in thousands, except per share data)
 CONSOLIDATED STATEMENT OF INCOME DATA:

 Sales ....................................      $ 5,564       $ 7,182       $ 8,801       $ 12,364       $ 18,073
 Cost of sales ............................        2,280         2,423         2,798          4,899          7,612
                                                 -------       -------       -------       --------       --------
         Gross profit .....................        3,284         4,759         6,003          7,465         10,461
                                                 -------       -------       -------       --------       --------
 Operating expenses:
     Research and development .............          528           629           742          1,286          1,716
     Selling, general and administrative ..        2,601         3,383         3,787          5,197          6,074
     Nonrecurring charge for acquisition of
     technology(1) ........................           --            --            80             --             --
                                                 -------       -------       -------       --------       --------
        Total operating expenses ..........        3,129         4,012         4,609          6,483          7,790
                                                 -------       -------       -------       --------       --------
 Income from operations ...................          155           747         1,394            982          2,671
 Other income (expense), net ..............          (24)           (1)           58            699            607
                                                 -------       -------       -------       --------       --------
 Income before provision for income taxes .          131           746         1,452          1,681          3,278
 Benefit (provision) for income taxes .....           --         1,039          (452)          (676)        (1,180)
                                                 -------       -------       -------       --------       --------
 Net income ...............................      $   131       $ 1,785       $ 1,000       $  1,005       $  2,098
                                                 =======       =======       =======       ========       ========
 Net income per common share (2) ..........      $  0.11       $  1.60       $  0.78       $   0.18       $   0.33
                                                 =======       =======       =======       ========       ========
 Shares used in per common share
 calculation(2) ...........................        1,142         1,118         1,276          5,725          6,406
                                                 =======       =======       =======       ========       ========
 Net income per common share-assuming
 dilution(2) ..............................      $  0.03       $  0.42       $  0.23       $   0.16       $   0.31
                                                 =======       =======       =======       ========       ========
 Shares used in per common share-assuming
 dilution calculation(2) ..................        4,248         4,242         4,354          6,410          6,755
                                                 =======       =======       =======       ========       ========

                                                                         December 31,
                                                 --------------------------------------------------------
                                                  1993        1994        1995        1996         1997
                                                 ------      ------      ------      -------      -------
                                                                      (in thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and
 available-for-sale securities ............      $  269      $  684      $1,227      $15,114      $13,488
Working capital ...........................      $1,554      $2,973      $4,339      $20,777      $21,716
Total assets ..............................      $2,603      $4,436      $6,395      $23,707      $26,686
Total stockholders' equity ................      $1,642      $3,436      $4,685      $21,478      $23,880

----------
(1) Reflects the write-off from the purchase of in-process research and development. See Note 2 of Notes to Consolidated Financial Statements.

(2) See Note 10 of Notes to Consolidated Financial Statements for an explanation of shares used in per share calculation.

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

OVERVIEW

         IRIDEX Corporation ("IRIDEX" or the "Company") is the leading worldwide provider of semiconductor-based laser systems used to treat eye diseases in ophthalmology and skin lesions in dermatology. IRIDEX products are sold in the United States predominantly through a direct sales force and internationally through 53 independent distributors into 72 countries. The Company markets its products using three brand names: IRIS Medical to the ophthalmic market, IRIDERM to the dermatological market, and Light Solutions to the research market.

         The Company's ophthalmic products treat eye diseases, including the three leading causes of irreversible blindness. The current family of ophthalmic laser systems includes the IRIS Medical OcuLight SL, OcuLight SLx and OcuLight GL Laser Photocoagulation systems (each an "OcuLight System"). Since its first shipment in 1990, more than 1,800 OcuLight Systems have been sold worldwide, primarily for hospital and office-based use by ophthalmic specialists. The Company's dermatological products treat skin diseases, primarily vascular and pigmented lesions. In June 1997, the Company launched the IRIDERM DioLite 532 Laser System to address the dermatological market. The DioLite 532 Laser System is sold primarily for office-based use by dermatologists. Each ophthalmic and dermatological system consists of a small, portable laser console and interchangeable delivery devices. The Company believes that its semiconductor-based systems are more portable and economical and have a greater degree of reliability and flexibility than competing systems which use traditional vacuum tube-based technology.

         The Company's sales consist of the purchase price of its IRIS Medical OcuLight System and IRIDERM DioLite 532 consoles and delivery devices, disposable products and, to a lesser extent, revenues from service and support activities, the sale of Light Solutions products and research grants. Revenue from product sales is generally recognized at the time of shipment (net of allowances or discounts), while revenue from services is recognized upon performance of the applicable services. The Company's sales have increased primarily due to growth in unit sales (including additional unit sales resulting from the introduction of the OcuLight GL during the second half of 1996 and the DioLite 532 in June 1997), greater market penetration and an expanded product offering. The Company believes that future growth in unit sales will be derived both from a growth in the market for photocoagulator products and from the replacement of installed photocoagulators which use vacuum tube-based technology.

         Sales in the United States are derived from direct sales to end users and internationally are derived from sales to 53 distributors who resell to hospitals and physicians. Sales to international distributors are made on open credit terms or letters of credit and generally are not subject to a right of return unless the Company terminates a distributor. Although international sales of the Company's products are currently denominated in United States dollars, international sales are subject to a variety of risks including fluctuations in foreign currency exchange rates, shipping delays, generally longer receivables collection periods, changes in applicable regulatory policies, international monetary conditions, domestic and foreign tax policies, trade restrictions, duties and tariffs and economic and political instability. The recent currency devaluation in many Asian countries has had the effect of significantly increasing the purchase price of the Company's products to the Company's distributors and their customers in that region. Conversely, because certain of the Company's competitors are based in Asia, the currency devaluations may put additional downward pressures on the average selling prices of the Company's products. Product sales were lower for the affected Asian region during the fourth quarter of 1997 primarily as a result of the currency problem. The Company expects lower sales to the Asian region to continue into 1998. The Company also expects revenues from international sales to continue to account for a substantial portion of its sales. Accordingly, if the Asian economic difficulties are prolonged, worsen or otherwise negatively impact the saleability of the Company's product, these difficulties could negatively impact the Company's business, results of operations, and financial condition. While these currency factors and other factors listed above have been mitigated by product sales in other regions and in the United States, there can be no assurance that future currency fluctuations or other factors discussed above will not have a material adverse effect on the Company's business, financial condition or results of operations. See "--Factors That May Affect Future Results--Dependence on International Sales."

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

RESULTS OF OPERATIONS

         The following table sets forth certain operating data as a percentage of sales for the periods indicated:

                                                               1995         1996          1997
                                                               ----         ----          ----
Sales .................................................        100.0%       100.0%       100.0%
Cost of sales .........................................         31.8         39.6         42.1
                                                               -----        -----        -----
     Gross profit .....................................         68.2         60.4         57.9
                                                               -----        -----        -----
Operating expenses:
     Research and development .........................          8.4         10.4          9.5
     Sales, general and administrative ................         43.1         42.0         33.6
     Nonrecurring charge for acquisition of technology           0.9         --           --
                                                               -----        -----        -----
     Total operating expenses .........................         52.4         52.4         43.1
                                                               -----        -----        -----
Income from operations ................................         15.8          8.0         14.8
Other income, net .....................................          0.7          5.6          3.3
                                                               -----        -----        -----
Income before provision for income taxes ..............         16.5         13.6         18.1
Provision for income taxes ............................         (5.1)        (5.5)        (6.5)
                                                               -----        -----        -----
Net income ............................................         11.4%         8.1%        11.6%
                                                               =====        =====        =====

         Sales. Sales were $18.1 million, $12.4 million and $8.8 million in 1997, 1996 and 1995, respectively, representing increases of 46.2% from 1996 to
1997 and 40.5% from 1995 to 1996.   The increase in the Company's sales in 1997
as compared to 1996 was primarily due to increased unit volumes, primarily as a result of increased sales of the OcuLight GL and sales of the DioLite following its introduction in June 1997, offset in part by decreased average selling prices, particularly with respect to the Company's more mature products. The increase in the Company's sales in 1996 as compared to 1995 was also primarily attributable to increased unit volumes, primarily resulting from the introduction of the OcuLight GL in the second half of 1996, offset in part by decreased average selling prices. International sales accounted for 51.8%, 49.6% and 48.7% in 1997, 1996 and 1995, respectively. While international sales as a percentage of revenues increased for 1997, international sales were lower during the fourth quarter as compared to the first half of 1997, partially due to the recent currency devaluation in many Asian countries. The impact on the Company of lower sales in Asia was offset by strong sales in the U.S. during the same fourth quarter. While these currency factors have been mitigated by product sales in other regions and in the United States, there can be no assurance that future currency fluctuations or other factors discussed above will not have a material adverse effect on the Company's business, financial condition or results of operations. While the OcuLight GL was introduced in the third quarter of 1996, the Company's ability to ship the OcuLight GL in volume during 1996 and the first half of 1997 was negatively affected by delivery problems associated with a sole source component. The Company qualified a second source for that component in the first quarter of 1997 and began to receive shipments from the second source supplier in the second quarter of 1997. The Company believes that deliveries from the two diode sources should meet its requirements for 1998. The Company expects future growth in sales to be primarily derived from sales of the OcuLight GL and the DioLite 532. See "--Factors That May Affect Future Results--Risks of Manufacturing and Dependence on Key Manufacturers and Suppliers."

         Gross Profit. Gross profit was $10.5 million, $7.5 million and $6.0 million in 1997, 1996 and 1995 representing 57.9%, 60.4% and 68.2% of sales in each of such periods, respectively. Gross profit as a percentage of sales decreased in 1997 as compared to 1996 primarily due to increased sales of the Company's OcuLight GL as well as an increase in international sales which, on average, have lower gross profit margins. Gross profit as a percentage of sales was lower in 1996 as compared to 1995 primarily due to the costs
associated with starting up manufacturing of the new OcuLight GL.   Moreover,
increasing competition has continued to result in a downward trend in average selling prices and has thereby lead to lower gross profit margins. The Company intends to continue its efforts to reduce the cost of components and thereby mitigate the impact of price reductions on its gross profit. Although the Company believes gross profit in dollars will increase as volumes increase, critical components are received on schedule and costs are engineered out of the new product, gross margins as a percentage of sales will continue to fluctuate due to changes in the relative proportions of domestic and international sales, the mix of product sales, costs associated with future product introductions and a variety of other factors.

         Research and Development. Research and development expenses increased by 33.4% in 1997 to $1,716,000 and by 73.3% in 1996 to $1,286,000 from $742,000 in 1995, representing 9.5%, 10.4% and 8.4% of sales in these periods, respectively. The increase in research and development expenses during 1997 was primarily attributable to an increase in personnel as the Company strengthened its product development efforts, particularly those directed at the introduction of the DioLite 532. The Company expects these expenses for research and development to continue to increase in absolute dollars during 1998 in connection with new product development activities. The increase in research and development expenses in 1996 as compared to 1995 was primarily attributable to higher expenses incurred in connection with the development of the OcuLight GL. The Company also conducts research and development pursuant to grants from the U.S. Federal Government. Under the terms of many of these grants, the Company typically retains the right to commercially market the technology developed by the Company. The amounts received by the Company for these research and development efforts are recognized as sales, and the related labor and material costs are charged to cost of sales. As a result, the Company's reported research and development expense does not completely reflect the Company's research and development efforts.

         Sales, General and Administrative. Sales, general and administrative expenses grew by 16.9% in 1997 to $6.1 million and by 37.2% in 1996 to $5.2 million from $3.8 million in 1995, representing 33.6%, 42.0% and 43.1% of sales in these periods, respectively. The increases in sales, general and administrative expenses in these periods were primarily due to the hiring of additional sales and marketing employees to address new sales opportunities and to support expanding unit volumes, higher sales commissions and the growth in the infrastructure of the Company's finance, administrative and operations group which were necessary to support the Company's expanded operations. Costs associated with the launch of the DioLite 532 and sales of the OcuLight GL during 1997 also increased sales and marketing expenses during this period. In addition, general and administrative expenses increased due to the Company's recent move to a new facility. The increase in sales, general and administrative expenses for these periods were partially offset by decreases in sales expenses associated with increasing international sales to independent, non-employee, non-commissioned distributors.

         Nonrecurring Charge for Acquisition of Technology. In the fourth quarter of 1995, the Company wrote off $80,000, or 0.9% of sales in 1995, of in-progress research and development costs in connection with an acquisition.

         Other income, net. Other income, net consists primarily of interest income. Interest income was $623,000, $691,000 and $64,000 in 1997, 1996 and
1995, respectively. This income was primarily from interest earned on short-term investments. Interest income decreased in 1997 because of increased investments in lower yield, tax preferred securities and investments in leasehold improvements associated with the Company's new facility.

         Income Taxes. The Company had an effective tax rate of 36%, 40% and 31% in 1997, 1996 and 1995, respectively. The rate for 1995 differs from the statutory rate of 40% primarily due to the utilization of net operating losses. In addition, in 1995, the Company reversed $280,000 of its valuation allowance due to management's determination that it was more likely than not that the related deferred tax assets would be utilized. The Company utilized its entire remaining net operating loss carry forwards during 1996. The tax rate for 1997 was lower than the statutory rate because of certain tax benefits associated with the Foreign Sales Corporation ("FSC") created in September 1996 and increased investments in tax preferred securities.

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

         At December 31, 1997, the Company's primary sources of liquidity included cash, cash equivalents and short term investments of $13.5 million. In addition, the Company has available $1,000,000 under its unsecured line of credit which bears interest at the bank's prime rate and expires in September 1998. At December 31, 1997, no borrowings were outstanding under this credit facility. The Company believes that, based on current estimates, its current cash balances, short term investments, net cash provided by operating activities and its credit facility will be sufficient to meet its working capital and capital expenditure requirements at least through the next twelve months. However, the Company believes that the level of financial resources is a significant competitive factor in its industry, and accordingly the Company may choose prior to the end of 1998 to raise additional capital through debt or equity financing.

         Net cash used in operations totaled $88,000 and $1,256,000 in 1997 and 1996, respectively. Net cash provided from operations totaled $896,000 in 1995. In 1997, sources of cash included net income of $2.1 million and increases in accounts payable and accrued liabilities of $584,000, offset by increases in inventories of $2.1 million and increases in accounts receivable of $732,000.
In 1996, sources of cash included net income of $1.1 million and increases in accounts payable and accrued liabilities of $525,000, offset by increases in accounts receivable of $2.8 million and increases in inventories of $603,000. The increase in inventories is primarily due to an increase in supplies of key components and dual sourcing. During 1996, while the Company waited for FDA approval of the OcuLight GL, the Company built up its inventory of the OcuLight SL in order to be able to allocate substantial manufacturing resources to producing the OcuLight GL. When the introduction of the OcuLight GL was delayed due to delays in FDA approval and the inability to obtain certain components, the Company experienced increases in inventory levels and manufacturing labor inefficiencies. To improve manufacturing efficiency in 1997, the Company engineered dual sources for key components of the OcuLight GL and initiated a purchasing program to increase the amount of safety stock of key components. These measures resulted in increased levels of materials inventory which the Company reduced in part in 1997 as the Company reduced the inventory level of the OcuLight SL. The Company intends to continue to maintain an increased level of inventory of certain key components.

         The Company used approximately $4,418,000, $1,646,000 and $235,000 for investing activities in 1997, 1996 and 1995, respectively, primarily for the purchase of available-for-sale securities in 1997 and 1996, and the acquisition of fixed assets in 1997, 1996 and 1995. Net cash provided by financing activities during 1997 and 1996 were $299,000 and $15,782,000, respectively, which consisted primarily of issuance of stock, including the Company's 1996 initial public offering. Net cash used in financing activities in 1995 consisted of approximately $118,000 for the repayment of funds previously borrowed under the Company's bank line of credit.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The impact of adopting SFAS No. 130, which is effective for the Company in 1998, has not been determined.

         In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported to the financial statements would be provided. SFAS No. 131 is effective for the Company in 1998 and the impact of adoption has not been determined.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Continued Market Acceptance of the Company's Products. The Company currently markets visible and invisible light semiconductor-based photocoagulator medical laser systems to the ophthalmic market and a visible light semiconductor-based photocoagulator medical laser system to the dermatological market. The Company believes that continued and increased sales, if any, of these medical laser systems is dependent upon the continued market acceptance of these products. Medical equipment purchasing decisions and continued market acceptance of the Company's products may in turn depend on opinions of medical professionals, performance and price,product and treatment familiarity, procedure reimbursement economics and other factors. The Company believes that recommendations by ophthalmologists and dermatologists as to the use of semiconductor-based laser systems is essential for the continued market acceptance of the Company's products. Such medical professionals may not recommend these laser systems or related treatments unless they conclude, based on clinical data and other factors, that the performance of these laser systems and treatments are a beneficial alternative to competing technologies and treatments. Favorable recommendations from such medical professionals is particularly important to the Company because the ophthalmic and dermatological communities historically have used more established visible light, argon gas or other ion-based photocoagulation laser systems. The Company's semiconductor-based laser systems are relatively new to the marketplace. The Company's infrared laser systems deliver invisible light to provide additional and, in some instances, improved treatments.
Because many ophthalmologists and dermatologists have been trained in medical school using visible argon gas or other ion-based laser systems, they may be reluctant or unwilling to convert to semiconductor-based or infrared laser systems. In addition, ophthalmic procedures are typically reimbursed by third party payers who are increasingly scrutinizing the level of reimbursement for treatment procedures. Furthermore, changes in government legislation or regulation could effect reimbursement levels. A reduction in the level of reimbursement for treatments administered with the Company's ophthalmic products would negatively impact the saleability of such products. Dermatological procedures are typically paid for by the treated patient.
Any reduction in the perceived value of such treatments would reduce the price level that dermatologists can charge and would negatively impact the saleability of such products. There can be no assurance that the Company's medical laser systems will continue to be accepted by the market. The failure of medical professionals to recommend the Company's laser systems, the introduction of improved alternative technologies or treatments, the reluctance or unwillingness of ophthalmologists or dermatologists to convert to semiconductor-based laser systems or to infrared laser systems, or reductions in treatment reimbursements would negatively impact the market acceptance of the Company's products. Any significant decline in market acceptance of the Company's products would have a material adverse effect on the Company's business, results of operations and financial condition.

         Competition. Competition in the market for devices used for ophthalmic and dermatological treatments is intense and may increase. This market is also characterized by rapid technological innovation and change, and the Company's products could be rendered obsolete as a result of future innovations. The Company's competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. In addition to other companies that manufacture photocoagulators, the Company's products compete with pharmaceutical treatments, other technologies and other surgical techniques.

The Company's principal competitors in ophthalmology are Coherent, Inc., Nidek, Inc. ("Nidek"), Carl Zeiss, Inc. ("Zeiss"), Alcon International ("Alcon"), Keeler Instruments, Inc. ("Keeler") and HGM Medical Laser Systems, Inc. ("HGM"). Of these companies, Nidek, Zeiss, Alcon and Keeler currently offer a semiconductor-based laser system in ophthalmology, and other companies may introduce a semiconductor-based laser system. The Company's principal competitors in dermatology are Laserscope and HGM, neither of which currently offers a semiconductor-based laser system in dermatology. Other competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than the Company. Such companies may also have greater name recognition than the Company and long-standing customer relationships. In addition, there can be no assurance that other medical companies, academic and research institutions or others will not develop new technologies or therapies, including medical devices, surgical procedures or pharmacological treatments and obtain regulatory approval for products utilizing such techniques that are more effective in treating the ophthalmic and dermatological conditions targeted by the Company or are less expensive than the Company's current or future products. Moreover, there can be no assurance that the Company's technologies and products would not be rendered obsolete by such developments. Any such developments could have a material adverse effect on the business, financial condition and results of operations of the Company.

         Risks of Manufacturing and Dependence on Key Manufacturers and Suppliers. The manufacture of the Company's infrared and visible light semiconductor-based photocoagulator medical laser systems and the related delivery devices is a highly complex and precise process which requires the integration of components with unique characteristics. Accordingly, problems may occur in the manufacture of the Company's products which could prevent shipping of some products or could result in reduced bookings, manufacturing rework costs, delays in collecting accounts receivable, additional service and warranty costs and a decline in the Company's competitive position. There can be no assurance that the Company will be able to continue to manufacture its existing products or future products on a cost-effective and timely basis. Although the Company assembles critical subassemblies as well as the final product at its facility in Mountain View, California, the Company relies on third parties to manufacture substantially all of the components used in its products. There are risks associated with the use of independent manufacturers, unavailability of or delays in obtaining adequate supplies of components such as optics and laser diodes and potentially reduced control of quality, production costs and the timing of delivery. The Company has qualified two or more sources for most of the components used in its products. However, certain of the Company's products remain significantly dependent on sole source suppliers. Certain diodes purchased from SDL, Inc. ("SDL") were not readily available from other suppliers until the second quarter of 1997. During 1996 and the first quarter of 1997, the Company experienced delays in its manufacturing of the OcuLight GL because of the inability of SDL to deliver components in volume and on a timely basis. The Company continues to work with this supplier to ensure such difficulties do not recur. During the first quarter of 1997, the Company qualified Opto Power as a second source of this diode component. Because laser diode components are extremely complex and difficult to manufacture, there can be no assurance that the Company's suppliers of such components will be able to timely deliver components in sufficient quantities to meet the Company's requirements. Similar manufacturing issues or delays in the delivery of other key components of the Company's products could also have a material adverse impact on the Company. The Company does not have long-term or volume purchase agreements with any of its suppliers and currently purchases components on a purchase order basis. No assurance can be given that these components will be available in the quantities required by the Company, on reasonable terms, or at all. Establishing its own capabilities to manufacture these components would require significant scale-up expenses and additions to facilities and personnel and could significantly decrease the Company's profit margins. The Company's inability to obtain components as required at a reasonable cost, or at all, would have a material adverse affect on the Company's business, results of operations and financial condition.

         Dependence on International Sales. The Company derives, and expects to continue to derive, a large portion of its revenue from international sales. In 1997, 1996 and 1995, the Company's international sales were $9.4 million, $6.1 million, and $4.3 million, representing 51.8%, 49.6% and 48.7%, respectively, of total sales.

A large portion of the Company's revenues will continue to be subject to the risks associated with international sales, including fluctuations in foreign currency exchange rates, shipping delays, generally longer receivables collection periods, changes in applicable regulatory policies, international monetary conditions, domestic and foreign tax policies, trade restrictions, duties and tariffs, and economic and political instability. The recent currency devaluation in many Asian countries has had the effect of significantly increasing the purchase price of the Company's products to the Company's distributors and their customers in that region. Conversely, because certain of the Company's competitors are based in Asia, the currency devaluations may put additional downward pressures on the average selling prices of the Company's products. Product sales were lower for the affected Asian region during the fourth quarter of 1997 primarily as a result of the currency problem. The Company expects lower sales to the Asian region to continue into 1998. The Company also expects revenues from international sales to continue to account for a substantial portion of its sales. Accordingly, if the Asian economic difficulties are prolonged, worsen or otherwise negatively impact the saleability of the Company's product, these difficulties could negatively impact the Company's business, results of operations, and financial condition. While these currency factors and other factors listed above have been mitigated by product sales in other regions and in the United States, there can be no assurance that future currency fluctuations or other factors discussed above will not have a material adverse effect on the Company's business, financial condition or results of operations.

         Quarterly Fluctuations in Operating Results. Although the Company has been profitable on an annual and quarterly basis for the last five years, the Company's sales and operating results have varied substantially on a quarterly basis, and such fluctuations are expected to continue in future periods. The Company's operating results are affected by a number of factors, many of which are beyond the Company's control. Factors contributing to these fluctuations include the timing of the introduction and market acceptance of new products or product enhancements by the Company and its competitors, the cost and availability of components and subassemblies, changes in pricing by the Company and its competitors, the timing of the development and market acceptance of new applications for the Company's products, the relatively long and highly variable sales cycle for the Company's products to hospitals and other health care institutions, fluctuations in economic and financial market conditions, such as the recent currency devaluation in Asia, and resulting changes in customers' or potential customers' budgets and increased product development
costs.    For example, the Company's gross profits as a percentage of sales have declined in part as a result of increased competition which have led to decreases in average selling prices, particularly with respect to the Company's older products. Any inability to obtain adequate quantities of the critical components used in the system products would adversely impact the Company's ability to ship the OcuLight SL, OcuLight GL and the DioLite 532. In addition to these factors, the Company's quarterly results have been and are expected to continue to be affected by seasonal factors. For example, domestic sales often decline slightly prior to the meeting of the American Academy of Ophthalmology in the fourth quarter of the year. The Company manufactures its products to forecast rather than to outstanding purchase orders, and products are typically shipped shortly after receipt of a purchase order. While backlog increased in 1996 and 1997, the Company does not expect significant backlog in the future and the amount of backlog at any particular date is generally not indicative of its future level of sales. Although the Company's manufacturing procedures are designed to assure rapid response to customer orders, they may in certain instances create a risk of excess or inadequate inventory levels if orders do not match forecasts. The Company's expense levels are based, in part, on expected future sales. If sales levels in a particular quarter do not meet expectations, the Company may be unable to adjust operating expenses quickly enough to compensate for the shortfall, and the Company's results of operations may be adversely affected. In addition, the Company has historically made a significant portion of each quarter's product shipments near the end of the quarter. If that pattern continues, even short delays in shipment of products at the end of a quarter could have a material adverse effect on results of operations for such quarter. As a result of the above factors, sales for any future quarter are not predictable with any significant degree of accuracy and operating results in any period should not be considered indicative of the results to be expected for any future period. There can be no assurance that the Company will remain profitable in the future or that operating results will not vary significantly.

         Dependence on Development of New Products and New Applications. The Company's future success is dependent upon, among other factors, its ability to develop, obtain regulatory approval, manufacture and introduce on a timely and cost-effective basis as well as successfully sell and achieve market acceptance of new products and applications and enhanced versions of existing products. The extent of, and rate at which, market acceptance and penetration are achieved by future products, is a function of many variables, including price, safety, efficacy, reliability, marketing and sales efforts, the development of new applications for these products and general economic conditions affecting purchasing patterns. Even if the Company's products achieve clinical acceptance, there can be no assurance that the Company can successfully manage the introduction of such products into the ophthalmic, dermatological or other markets. The failure of the Company to successfully develop and introduce new products or enhanced versions of existing products could have a material adverse effect on the Company's business, operating results and financial condition. The Company is seeking to expand the market for its existing and new products by working with clinicians and third parties to identify new applications for its products, validating new procedures which utilize its products and responding more effectively to new procedures. There can be no assurance that the Company's efforts to develop new applications for its products will be successful, that it can obtain regulatory approvals to use its products in new clinical applications in a timely manner, or at all, or gain satisfactory market acceptance for such new applications. Failure to develop and achieve market acceptance of new applications or new products would have a material adverse effect on the Company's business, results of operations and financial condition.

         Management of Growth. With the introduction of new products, the Company has recently experienced, and may continue to experience growth in production, the number of employees, the scope of its business, its operating and financial systems and the geographic area of its operations. This growth has resulted in new and increased responsibilities for management personnel and has placed and continues to place a significant strain upon the Company's management, operating, inventory and financial systems and resources. To accommodate recent growth and to compete effectively and manage future growth, if any, the Company has been required to continue to implement and improve operational, financial and management information systems, procedures and controls and to expand, train, motivate and manage its work force. The Company is in the process of implementing a new enterprise resource planning ("ERP") system to run the Company's business transaction processes. The Company expects that the installation and implementation of this new system will continue through the third quarter of 1998. The transition to the ERP system is a highly complex and technical process, and it is not uncommon for companies engaged in such a transition to experience unexpected delays and technical problems. Because the Company's operations are currently dependent on its existing system and will be dependent upon the new system once it comes on line, the failure of the Company to successfully implement the ERP system or difficulties encountered in the changeover to the new system may have a material adverse effect on the Company's business and results of operations. There can be no assurance that the Company will be able to successfully install and implement the ERP system, and failure to do so or difficulties encountered in the implementation process could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's future success will depend on the successful installation of these systems as well as on the ability of its current and future executive officers to operate effectively, both independently and as a group. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's existing and future operations. Any failure to implement and improve the Company's operational, financial and management systems or to expand, train, motivate or manage employees could have a material adverse effect on the Company's business, results of operations and financial condition.

         Dependence on Collaborative Relationships. The Company has entered into collaborative relationships with academic medical centers and physicians in connection with the research and development and clinical testing of its products. The Company plans to collaborate with third parties to develop and commercialize existing and new products. In May 1996, the Company executed an agreement with Miravant Medical Technologies, formerly known as PDT, Inc., ("Miravant"), a maker of photodynamic drugs, under which the Company and Miravant have collaborated to develop a device that emits a laser beam to activate a photodynamic drug developed by Miravant to achieve a desired therapeutic result in the treatment of age-related macular degeneration. The development, clinical testing and regulatory approval of this new photodynamic system will require three to five years and significant financial and other resources. There can be no assurance that this collaborative development effort will continue or that it will result in the successful development and introduction of a photodynamic system. The Company believes that these current and future relationships are important because they may allow the Company greater access to funds, to research, development and testing resources and to manufacturing, sales and distribution resources. However, the amount and timing of resources to be devoted to these activities are not within the Company's control. There can be no assurance that such parties will perform their obligations as expected or that the Company's reliance on others for clinical development, manufacturing and distribution of its products will not result in unforeseen problems. Further, there can be no assurance that the Company's collaborative partners will not develop or pursue alternative technologies either on their own or in collaboration with others, including the Company's competitors, as a means of developing or marketing products for the diseases targeted by the collaborative programs and by the Company's products. The failure of any current or future collaboration efforts could have a material adverse effect on the Company's ability to introduce new products or applications and therefore could have a material adverse effect on the Company's business, results of operations and financial condition.

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

         The laser and medical device industry is characterized by frequent litigation regarding patent and other intellectual property rights and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. Numerous patents are held by others, including academic institutions and competitors of the Company. Because patent applications are maintained in secrecy in the United States until patents are issued and are maintained in secrecy for a period of time outside the United States, the Company has not conducted any searches to determine whether the Company's technology infringes any patents or patent applications. The Company has from time to time been notified of, or has otherwise been made aware of claims that it may be infringing upon patents or other proprietary intellectual property owned by others. If it appears necessary or desirable, the Company may seek licenses under such patents or proprietary intellectual property. Although patent holders commonly offer such licenses, no assurance can be given that licenses under such patents or intellectual property will be offered or that the terms of any offered licenses will be reasonable or will not adversely impact the Company's operating results. Recently, a company has challenged one of the patents held by Light Solutions Corporation, a wholly subsidiary of IRIDEX. The Company believes that this dispute will be settled without a material adverse effect to the Company's business and financial condition.

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

         Government Regulation. The medical devices marketed and manufactured by the Company are subject to extensive regulation by the FDA and by foreign and state governments. Pursuant to the FDA Act and the regulations promulgated thereunder, the FDA regulates the design, development, clinical testing, manufacture, labeling, sale, distribution and promotion of medical devices. Before a new device can be introduced into the market, the manufacturer must obtain market clearance through either the 510(k) premarket notification process or the lengthier premarket approval ("PMA") application process. Obtaining these approvals can take a long time and delay the introduction of a product. For example, the introduction of the OcuLight GL in the United States was delayed about three months from the Company's expectations due to the longer than expected time period required to obtain FDA premarket clearance. Noncompliance with applicable requirements, including QSR, can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company. The failure of the Company to obtain government approvals or any delays in receipt of such approvals would have a material adverse effect on the Company's business, results of operations and financial condition.

         Product Liability and Insurance. The Company may be subject to product liability claims in the future. The Company's products are highly complex and are used to treat extremely delicate eye tissue as well as to treat skin conditions primarily on the face. The Company's products are often used in situations where there is a high risk of serious injury or adverse side effects. In addition, although the Company recommends that its disposable products only be used once and so prominently labels these products, the Company believes that certain customers may nevertheless reuse these disposable products. Were such a disposable product not adequately sterilized by the customer between such uses, a patient could suffer serious consequences, possibly resulting in a suit against the Company for damages. Accordingly, the manufacture and sale of medical products entails significant risk of product liability claims. Although the Company maintains product liability insurance with coverage limits of $6.0 million per occurrence and an annual aggregate maximum of $7.0 million, there can be no assurance that the coverage of the Company's insurance policies will be adequate. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful claim brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's business, results of operations and financial condition. To date, the Company has not experienced any product liability claims.

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

         Year 2000 Compliance. The Company uses a significant number of computer software programs and operating systems in its internal operations, including applications for various financial, business and administrative functions. In addition, many of the Company's suppliers use similar applications. These applications may contain source code that is unable to properly interpret calendar years beginning with the upcoming year 2000. Systems that do not properly recognize such date-sensitive information may fail or create erroneous results. Because there are no internal calendars embedded in any of the Company's products, the Company does not anticipate any problems with its products related to the Year 2000 problem will develop. The Company is currently installing a new enterprise resource planning ("ERP") system which it believes will be fully Year 2000 compliant. Based on this and other information currently available to the Company, the Company believes that its internal systems currently are or, by such time as is necessary to avoid a material adverse impact on the Company, will be Year 2000 compliant. Also based on information thus far available to the Company, the Company does not believe that it will incur expenditures in dealing with Year 2000 issues that will have a material adverse effect on the financial condition of the Company. In addition to the risks from failure of the Company's own internal systems, the Company may also be exposed to risks from computer systems of parties with whom the Company transacts business. For example, if the internal systems of one of the Company's key suppliers developed problems such that the supplier could not deliver parts to the Company on a timely basis, the Company's financial condition could be materially adversely affected. The Company intends to work with its suppliers to ascertain what actions, if any, are needed. There can be no assurances, however, that unknown costs necessary to update the Company's systems or address potential system interruptions of the Company's or its suppliers' systems will not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Balance sheets of the Company as of December 31, 1997 and 1996 and statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997, together with the related notes and the report of Coopers & Lybrand L.L.P., independent accountants, are set forth on the following pages. Other required financial information is set forth herein, as more fully described in Item 14 hereof.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
IRIDEX Corporation
Mountain View, California:

         We have audited the accompanying consolidated balance sheets of IRIDEX Corporation and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on those financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IRIDEX Corporation and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                        /s/ COOPERS & LYBRAND L.L.P.


San Jose, California
January 22, 1998

                               IRIDEX CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   DECEMBER 31,
                                                                              ----------------------
                                                                                1997           1996
                                                                              --------       -------
                                     ASSETS
 Current assets:
    Cash and cash equivalents ..........................................      $  9,900       $14,107
    Available-for-sale securities ......................................         3,588         1,007
    Accounts receivable, net of allowance for doubtful
    accounts of $305 in 1997 and $265 in 1996 ..........................         6,057         5,390
    Inventories ........................................................         3,976         1,859
    Prepaids and other current assets ..................................           451           122
    Deferred income taxes ..............................................           550           519
                                                                              --------       -------
          Total current assets .........................................        24,522        23,004
 Property and equipment, net ...........................................         2,133           655
 Deferred income taxes .................................................            31            48
                                                                              --------       -------
          Total assets .................................................      $ 26,686       $23,707
                                                                              ========       =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Accounts payable ...................................................      $    752       $   535
    Accrued expenses ...................................................         2,051         1,684
    Current portion of capital lease obligations .......................             3             8
                                                                              --------       -------
          Total current liabilities ....................................         2,806         2,227
 Capital lease obligations, net of current portion .....................            --             2
                                                                              --------       -------
          Total liabilities ............................................         2,806         2,229
                                                                              --------       -------
 Commitments (Note 5)

 Stockholders' Equity:
    Preferred Stock, $.01 par value:
          Authorized:  2,000,000 shares;
          Issued and outstanding:  none ................................            --            --
    Common Stock, $.01 par value:
          Authorized:  30,000,000 shares;
          Issued and outstanding: 6,455,483 shares in 1997 and 6,350,180
          shares in 1996 ...............................................            65            63
    Additional paid-in capital .........................................        21,552        21,248
    Unrealized losses on available-for-sale securities .................            (2)           --
    Retained earnings ..................................................         2,265           167
                                                                              --------       -------
          Total stockholders' equity ...................................        23,880        21,478
                                                                              --------       -------
                  Total liabilities and stockholders' equity ...........      $ 26,686       $23,707
                                                                              ========       =======


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               IRIDEX CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        YEAR ENDED DECEMBER 31,
                                                                -------------------------------------
                                                                  1997           1996           1995
                                                                --------       --------       -------
 Sales ...................................................      $ 18,073       $ 12,364       $ 8,801
 Cost of sales ...........................................         7,612          4,899         2,798
                                                                --------       --------       -------
    Gross profit .........................................        10,461          7,465         6,003
                                                                --------       --------       -------
 Operating expenses:
    Research and development .............................         1,716          1,286           742
    Sales, general and administrative ....................         6,074          5,197         3,787
    Nonrecurring charge for acquisition of technology ....            --             --            80
                                                                --------       --------       -------
    Total operating expenses .............................         7,790          6,483         4,609
                                                                --------       --------       -------
    Income from operations ...............................         2,671            982         1,394
 Interest expense ........................................            --             --           (16)

 Interest income .........................................           623            691            64
 Other income (expense) ..................................           (16)             8            10
                                                                --------       --------       -------
    Income before provision for income taxes..............         3,278          1,681         1,452
 Provision for income taxes ..............................        (1,180)          (676)         (452)
                                                                --------       --------       -------
                           Net income ....................      $  2,098       $  1,005       $ 1,000
                                                                ========       ========       =======
 Net income per common share .............................      $   0.33       $   0.18       $  0.78
                                                                ========       ========       =======

 Shares used in per common share calculation .............         6,406          5,725         1,276
                                                                ========       ========       =======
 Net income per common share-assuming dilution ...........      $   0.31       $   0.16       $  0.23
                                                                ========       ========       =======
 Shares used in per common share-assuming dilution
     calculation .........................................         6,755          6,410         4,354
                                                                ========       ========       =======





                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               IRIDEX CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                                       UNREALIZED
                                              CONVERTIBLE                                                               LOSSES ON
                                            PREFERRED STOCK                    COMMON STOCK            ADDITIONAL       AVAILABLE-
                                     ---------------------------       --------------------------        PAID-IN         FOR-SALE
                                        SHARES          AMOUNT           SHARES          AMOUNT          CAPITAL        SECURITIES
                                     ----------       ----------       ----------      ----------      ----------       ----------

Balances, December 31, 1994 ...       1,891,663       $       19        1,164,817      $       12      $    5,243

  Issuance of Common Stock ....                                            90,800               1             181
  Issuance of Common Stock
       under stock option plan.                                           249,807               2              65
  Net income ..................
                                     ----------       ----------       ----------      ----------      ----------       ----------
Balances, December 31, 1995 ...       1,891,663               19        1,505,424              15           5,489               --
  Issuance of Common Stock,
       net of issuance costs ..                                         1,982,500              20          15,639
  Issuance of Common Stock
       under Stock Option Plan.                                              9,096                               9
  Issuance of Common Stock
       under Employee Stock
       Purchase Plan ..........                                            15,665                             120
  Conversion of Preferred
    Stock .....................      (1,891,663)             (19)       2,837,495              28              (9)

  Net Income
                                     ----------       ----------       ----------      ----------      ----------       ----------
Balances, December 31, 1996 ...              --               --        6,350,180              63          21,248               --
  Issuance of Common Stock
       under Stock Option Plan.                                             65,896               1              59
  Issuance of Common Stock
       under Employee Stock
       Purchase Plan ..........                                            43,503               1             245
  Unrealized losses on
  available-for-sale
  securities...................                                                                                         $       (2)
  Net income ..................
                                     ----------       ----------       ----------      ----------      ----------       ----------
Balances, December 31, 1997 ...              --       $       --        6,455,483      $       65      $   21,552       $       (2)
                                     ==========       ==========       ==========      ==========      ==========       ==========


                                           RETAINED
                                           EARNINGS
                                          (DEFICIT)          TOTAL
                                          ----------       ----------

Balances, December 31, 1994 ...               (1,838)      $    3,436

  Issuance of Common Stock ....                                   182
  Issuance of Common Stock
       under stock option plan.                                     67
  Net income ..................                1,000            1,000
                                          ----------       ----------
Balances, December 31, 1995 ...                 (838)           4,685
  Issuance of Common Stock,
       net of issuance costs ..                                15,659
  Issuance of Common Stock
       under Stock Option Plan.                                      9
  Issuance of Common Stock
       under Employee Stock
       Purchase Plan ..........                                   120
  Conversion of Preferred
    Stock .....................                                    --
                                               1,005            1,005
  Net Income
                                          ----------       ----------
Balances, December 31, 1996 ...                  167           21,478
  Issuance of Common Stock
       under Stock Option Plan.                                     60
  Issuance of Common Stock
       under Employee Stock
       Purchase Plan ..........                                   246
  Unrealized losses on
  available-for-sale
  securities...................                                    (2)
  Net income ..................                2,098            2,098
                                          ----------       ----------
Balances, December 31, 1997 ...           $    2,265       $   23,880
                                          ==========       ==========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               IRIDEX CORPORATION

              CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

                                                                                       Year Ended December 31,
                                                                               --------------------------------------
                                                                                 1997           1996           1995
                                                                               --------       --------       --------
 Cash flows from operating activities:
    Net income ..........................................................      $  2,098       $  1,005       $  1,000
    Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
          Depreciation and amortization .................................           357            238             92
          Provision for doubtful accounts ...............................            65           (118)            20

          Nonrecurring charge for acquisition of technology .............            --             --             80
          Changes in operating assets and liabilities:
                  Accounts receivable ...................................          (732)        (2,794)          (548)
                  Inventories ...........................................        (2,117)          (603)          (350)
                  Prepaids and other current assets .....................          (329)           163             10
                  Deferred income taxes .................................           (14)           328            144
                  Accounts payable ......................................           217            242             75
                                                                                    367            283            373
                                                                               --------       --------       --------
                  Net cash provided by (used in) operating activities ...           (88)        (1,256)           896
                                                                               --------       --------       --------
 Cash flows from investing activities:
    Purchases of available-for-sale securities ..........................       (61,684)       (61,305)            --
    Proceeds from sale of available-for-sale securities .................        59,103         60,298             --
    Acquisition of property and equipment ...............................        (1,837)          (639)          (235)
                                                                               --------       --------       --------
                  Net cash used in investing activities .................        (4,418)        (1,646)          (235)
                                                                               --------       --------       --------
 Cash flows from financing activities:
    Payment on bank borrowings ..........................................            --             --           (175)
    Payments of capital lease obligations ...............................            (7)            (6)           (10)
    Issuance of Common Stock, net .......................................           306         15,788             67
                                                                               --------       --------       --------
                  Net cash provided by (used in) financing activities ...           299         15,782           (118)
                                                                               --------       --------       --------
                           Net increase (decrease) in cash and cash
                           equivalents ..................................        (4,207)        12,880            543
 Cash and cash equivalents, beginning of year ...........................        14,107          1,227            684
                                                                               --------       --------       --------
 Cash and cash equivalents, end of year .................................      $  9,900       $ 14,107       $  1,227
                                                                               ========       ========       ========
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:

          Interest ......................................................      $     --       $     --       $     16
          Income taxes ..................................................      $    671       $     24       $     27

 SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of Common Stock in connection with acquisition .............      $     --       $     --       $    182
    Assets acquired in connection with acquisition ......................      $     --       $     --       $    549
    Liabilities assumed in connection with acquisition ..................            --             --            447
      Unrealized loss on available-for-sale securities ..................      $     (2)      $     --       $     --



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               IRIDEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Description of Business

         IRIDEX Corporation ("IRIDEX" or the "Company") is the leading worldwide provider of semiconductor-based laser systems used to treat eye diseases in ophthalmology and skin lesions in dermatology. IRIDEX products are sold in the United States predominantly through a direct sales force and internationally through 53 independent distributors into 72 countries. The Company markets its products using three brand names: IRIS Medical to the ophthalmic market, IRIDERM to the dermatological market, and Light Solutions to the research market.

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

         Available-for-Sale Securities

         All marketable securities as of December 31, 1997 are considered to be available-for-sale and therefore are carried at fair value. Available-for-sale securities classified as current assets have scheduled maturities of less than one year, while available-for-sale securities classified as non current assets have scheduled maturities of more than one year. Unrealized holding gains and losses on such securities are reported net of related taxes as a separate component of stockholders' equity until realized. Realized gains and losses on sales of all such securities are reported in interest and other income and are computed using the specific identification cost method.

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

                               IRIDEX CORPORATION

         Research and Development

         Research and development expenditures are charged to operations as incurred.

         Advertising

         The Company expenses advertising costs as they are incurred. Advertising expenses for 1997, 1996 and 1995 were $170,000, $175,000 and $49,000, respectively.

         Income Taxes

         Income taxes are accounted for under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

        Computation of Net Income Per Common Share and Per Common Share-Assuming Dilution

         See Note 10.

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

                               IRIDEX CORPORATION

         Recent Accounting Pronouncements

         In June 1997, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The impact of adopting SFAS No. 130, which is effective for the Company in 1998, has not been determined.

         In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported to the financial statements would be provided. SFAS No. 131 is effective for the Company in 1998 and the impact of adoption has not been determined.

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

         The acquisition has been accounted for as a purchase. The fair market value of assets acquired, research and development acquired and liabilities assumed is as follows (in thousands):

 Liabilities assumed ..........................................           $ 447
 Common Stock issued ..........................................             182
 Tangible assets acquired .....................................            (318)
 Contracts ....................................................            (231)
 Purchased in-process research and development ................             (80)
                                                                          -----
                                                                          $  --
                                                                          =====

        The amount allocated to purchase in-process technology was expensed on the acquisition date.

                               IRIDEX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.       BALANCE SHEET DETAIL



Available-for-sale securities (in thousands):
                                                 Amortized           Unrealized        Estimated        Maturity
                                                   Cost                Losses          Fair Value        Dates
                                                 ---------           ----------        ----------       --------

As of December 31, 1997, available-for-sale securities consisted of the following:

 Obligations of state and
 local government agencies ...................   $ 3,590               $ (2)            $  3,588         1/98 - 6/98

 As of December 31, 1996, available-for-sale securities consisted of the following:

 Corporate notes..............................     1,007                 --              1,007               7/97

        There were no realized gains or losses recognized in 1997 and 1996.


                                                                                     December 31,
                                                                                ---------------------
                                                                                 1997           1996
                                                                                ------         ------
                                                                                   (in thousands)
 Inventories:
    Raw materials and work in process ....................................      $ 3,378       $   924
    Finished goods .......................................................          598           935
                                                                                -------       -------
        Total inventories ................................................      $ 3,976       $ 1,859
                                                                                =======       =======

 Property and Equipment:
    Equipment ............................................................      $ 1,466       $ 1,226
    Leasehold improvements ...............................................        1,597            --
    Less accumulated depreciation and amortization .......................         (930)         (571)
                                                                                -------       -------
        Total property and equipment .....................................      $ 2,133       $   655
                                                                                =======       =======
 Accrued Expenses:
    Accrued payroll and related expenses .................................      $   593       $   562
    Accrued vacation .....................................................          194           169
    Distributor commissions ..............................................          141           129
    Accrued warranty .....................................................          114           114
    Income taxes payable .................................................          567           505
    Other accrued expenses ...............................................          442           205
                                                                                -------       -------

                  Total accrued expenses .................................      $ 2,051       $ 1,684
                                                                                =======       =======

                               IRIDEX CORPORATION

4.       BANK BORROWINGS

         The Company has a revolving line of credit agreement with a bank expiring on September 30, 1998, which provides for borrowings of up to $1,000,000 at the bank's prime rate (8.50% at December 31, 1997). The agreement contains restrictive covenants including prohibiting payment of dividends without the bank's prior consent. The Company was in compliance with these requirements at December 31, 1997. There were no borrowings against the credit line at December 31, 1997.

5.       COMMITMENTS

         Lease Agreements

         The Company leases its operating facilities under a noncancelable operating lease. The lease expires in 2002 and contains a renewal option. Rent expense totaled $224,000, $108,000 and $105,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Rental income related to a facility sublease was $48,000, $7,000 and $29,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

         Future minimum lease payments under current operating leases at December 31, 1997 are summarized as follows (in thousands):

           Fiscal Year               Amount
           -----------               ------
               1998                 $   491
               1999                     509
               2000                     531
               2001                     554
               2002                      93
                                     ------
                                     $2,178
                                     ======

         License Agreements

         The Company is obligated to pay royalties equivalent to 5% of sales from certain products under certain license agreements. Royalty expense was $58,900, $37,000 and $28,000 for the years ended December 31, 1997, 1996 and
1995, respectively.

5.       STOCKHOLDERS' EQUITY

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

                               IRIDEX CORPORATION

        In February 1996, the Company issued 1,600,000 shares of its Common Stock in an initial public offering in which an additional 950,000 shares of Common Stock were sold by existing stockholders. In March 1996, the Company issued an additional 382,500 shares of its Common Stock pursuant to exercise of an over allotment option granted to the underwriters in connection with the initial-public offering. In connection with the initial public offering and the underwriters over-allotment option, the Company received proceeds of $15,659,000, net of offering expenses of $2,184,000. In connection with the offering, all shares of Convertible Preferred Stock totaling 1,891,663 shares were converted into 2,837,495 shares of Common Stock.

         CONVERTIBLE PREFERRED STOCK

         During 1996, the Company amended its Articles of Incorporation to authorize 2,000,000 shares of undesignated preferred stock. Preferred Stock may be issued from time to time in one or more series. As of December 31, 1997, the Company had no preferred stock issued and outstanding.

STOCK OPTION PLANS

         Amended and Restated 1989 Incentive Stock Plan

         The Amended and Restated 1989 Plan (the "1989 Plan") provides for the granting to employees (including officers and employee directors) of incentive stock options and for the granting to employees (including officers and employee directors) and consultants of nonstatutory stock options and stock purchase rights ("SPRs"). The exercise price of incentive stock options and SPRs granted under the 1989 Plan must be at least equal to the fair market value of the shares at the time of grant. With respect to any recipient who owns stock possessing more than 10% of the voting power of the Company's outstanding capital stock, the exercise price of any option or SPR granted must be at least equal to 110% of the fair market value at the time of grant. Options granted under the 1989 Plan are exercisable at such times and under such conditions as determined by the Administrator; generally over a four year period. The maximum term of incentive stock options granted to any recipient must not exceed ten years; provided, however, that the maximum term of an incentive stock option granted to any recipient possessing more than 10% of the voting power of the Company's outstanding capital stock must not exceed five years. In the case of SPRs, unless the Administrator determines otherwise, the Company has a repurchase option exercisable upon the voluntary or involuntary termination of the purchaser's employment with the Company for any reason (including death or disability). Such repurchase option lapses at a rate determined by the Administrator. The purchase price for shares repurchased by the Company is the original price paid by the purchaser and may be paid by cancellation of any indebtedness of the purchaser to the Company.

         1995 Director Option Plan

         In October 1995, the Company adopted the 1995 Director Option Plan (the "Director Plan"), under which members of the Board of Directors are granted options to purchase 11,250 shares upon the first to occur of their appointment or the adoption of the Director Plan ("First Option") and an option to purchase 3,750 shares ("Subsequent Option") on July 1 of each year thereafter provided that he or she has served on the Board for at least the preceding six months. The options granted are at fair market value on the date of grant. The First Option becomes exercisable as to one-twelfth (1/12) of the shares subject to the First Option for each quarter over a three-year period. Each Subsequent Option becomes exercisable as to one-fourth (1/4) of the shares subject to the Subsequent Option for each quarter, commencing one quarter after the First Option and any previously granted Subsequent Options have become

                               IRIDEX CORPORATION
fully exercisable. An option is exercised by giving written notice of exercise to the Company, specifying the number of full shares of Common Stock to be purchased and tendering payment to the Company of the purchase price. Payment for shares issued upon exercise of an option may consist of cash, check, exchange of the Company's Common Stock or a combination thereof. Options granted under the Director Plan have a term of ten years.

         In the event of the merger of the Company with or into another corporation, resulting in a change of control, or the sale of substantially all of the assets of the Company, each option becomes exercisable in full and shall be exercisable for 30 days after written notice to the holder of the event causing the change in control.

         Unless terminated sooner, the plan will terminate in 2005. The Board has authority to amend or terminate the Director Plan, provided no such amendment may impair the rights of any optionee without the optionee's consent.

         Information with respect to activity under these option plans are set forth below:

                                          SHARES                                OUTSTANDING OPTIONS
                                         AVAILABLE    -------------------------------------------------------------------
                                            FOR         NUMBER           PRICE PER         AGGREGATE        WEIGHTED AVG
                                           GRANT      OF SHARES            SHARE             PRICE         EXERCISE PRICE
                                         ---------    ---------          ---------        -----------      --------------
                                                                                        (in thousands)
 Balance, December 31, 1994  . . . .       98,585       481,560         $0.166-$1.00          $229             $  .48
          Additional shares reserved      450,000            --                   --            --                 --
          Options granted  . . . . .     (242,000)      242,000          $1.00-$5.00           352             $ 1.45
          Options exercised  . . . .                   (249,807)      $0.166 - $1.00           (67)            $  .27
          Options terminated . . . .        6,755        (6,755)        $0.166-$1.00            (5)            $  .74
                                         --------      --------                             ------             ------
 Balance, December 31, 1995  . . . .      313,340       466,998         $0.166-$5.00          $509             $ 1.09
          Options granted  . . . . .     (275,850)      275,850       $6.00 - $14.88         2,127             $ 7.71
          Options exercised  . . . .                     (9,096)      $0.166 - $1.00            (9)            $  .99
          Options terminated . . . .      100,508      (100,508)     $0.166 - $14.75          (421)            $ 4.19
                                         --------      --------                             ------             ------
 Balance, December 31, 1996  . . . .      137,998       633,244      $0.166 - $14.88        $2,206             $ 3.48
          Additional shares reserved      500,000            --                   --            --                 --
          Options granted  . . . . .     (437,775)      437,775        $5.50-$11.125         2,922             $ 6.68
          Options exercised  . . . .                    (65,896)        $0.166-$7.75           (60)            $  .91
          Options terminated . . . .       43,336       (43,336)        $1.00-$14.75          (208)            $ 4.80
                                         --------      --------                             ------             ------
 Balance, December 31, 1997  . . . .      243,559       961,787        $0.166-$14.88        $4,860             $ 5.05
                                         ========      ========                             ======             ======


        At December 31, 1996, options to purchase 245,284 shares of the Company's Common Stock were exercisable.

                               IRIDEX CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                 The following table summarizes information with respect to stock options outstanding at December 31, 1997:

                                      OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
                             --------------------------------------------------------     --------------------------------
                               NUMBER           WEIGHTED AVERAGE     WEIGHTED AVERAGE       NUMBER        WEIGHTED AVERAGE
             RANGE OF        OUTSTANDING            REMAINING             EXERCISE        EXERCISABLE          EXERCISE
         EXERCISE PRICES     AT 12/31/97    CONTRACTUAL LIFE (YEARS)        PRICE         AT 12/31/97            PRICE
         ---------------     -----------    ------------------------ ----------------     -----------     ----------------
        $0.166 -  $0.166          52,547               2.94               $   0.166          52,547            $  0.166
        $1.000 -  $1.000         178,580               6.69               $   1.000         147,393            $  1.000
        $2.000 -  $2.000          99,375               7.79               $   2.000          50,644            $  2.000
        $5.000 -  $7.750         503,785               9.17               $   6.347          71,405            $  6.880
        $8.750 - $14.880         127,500               9.43               $  10.022           7,167            $  9.765
                                 -------                                                    -------
        $0.166 - $14.880         961,787               8.26               $   5.054         329,156            $  2.487
                                 =======                                                    =======


         The following information concerning the Company's stock option and employee stock purchase plans is provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." The Company accounts for such plans in accordance with Accounting Principles Board No. 25 and related
Interpretations.

         The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used grants in 1997, 1996 and 1995:

                                 1997                                1996                                 1995
                   -----------------------------         ----------------------------        -----------------------------
                      Group A         Group B              Group A           Group B           Group A           Group B
                   ------------     ------------         -----------       ----------        -----------      ------------
Risk-free
 interest rates    5.841%-6.722%    5.699%-6.722%        5.76%-6.70%       5.06%-6.64%       5.79%-6.81%       5.69%-7.62%
Expected Life
 from Date of
 Vesting                3 yrs.           2 yrs.              3 yrs.            2 yrs.             3 yrs.            2 yrs.
Volatility               0.62             0.62            0.00 - 0.62         0.00-0.62              --                --
Dividend yield            --               --                  --                 --                 --                --

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

         The weighted average fair value per share of those options granted in 1997, 1996 and 1995 was $3.85, $4.42 and $0.37, respectively.

         The Company has also estimated the fair value for the purchase rights issued under the Company's 1995 Employee Stock Purchase Plan, under the Black-Scholes valuation model using the following assumptions for 1997, 1996 and 1995:

                                       1997                 1996              1995
                                       ----                 ----              ----
Risk-free Interest Rates               5.09%                5.37%              N/A
Expected Life                           0.5  year            0.5 year          N/A
Volatility                             0.62                 0.62               N/A
Dividend Yield                         --                   --                 N/A

         The weighted average fair value per share of those purchase rights granted in 1997 and 1996 was $2.27 and $3.08, respectively.

                               IRIDEX CORPORATION

         The following proforma income information has been prepared following the provisions of SFAS No. 123:

                                      (amounts in thousands except per share data)
                                            1997           1996          1995
                                        ---------      ---------      ---------
 Net income -- as reported .......      $   2,098      $   1,005      $   1,000
 Net income -- proforma ..........      $   1,564      $     886      $     988
 Net income per common share -- as
    reported .....................      $    0.33      $    0.18      $    0.78
 Net income per common share --
    proforma .....................      $    0.24      $    0.17      $      77
 Net income per common share --
    assuming dilution-as reported       $    0.31      $    0.16      $    0.23
 Net income per common share --
    assuming dilution-proforma ...      $    0.23      $    0.14      $    0.23


         The above proforma effects on income may not be representative of the effects on net income for future years as option grants typically vest over several years and additional options are generally granted each year.

         1995 Employee Stock Purchase Plan

         The Company's 1995 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors in October 1995. On April 28, 1997, the stockholders approved an amendment to increase the total number of shares of common stock for issuance under the Purchase Plan from 50,000 to 100,000. The Purchase Plan permits eligible employees (including officers and employee directors) to purchase Common Stock through payroll deductions, which may not exceed 10% of an employee's compensation. No employee may purchase more than $25,000 worth of stock in any calendar year or more than 1,000 shares of Common Stock in any twelve-month period. The price of shares purchased under the Purchase Plan is 85% of the lower of the fair market value of the Common Stock at the beginning of the offering period or the end of the offering period. The Purchase Plan will terminate in 2005, unless sooner terminated by the Board of Directors.

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

                               IRIDEX CORPORATION

8.      INCOME TAXES

         The provision for income taxes includes:

                                                               Year Ended December 31,
                                                         1997            1996        1995
                                                        -------       -------      -------
                                                                   (In thousands)
 Current:
     Federal .....................................      $ 1,010       $   247      $    39
     State .......................................          234           101          269
 Deferred:
     Federal .....................................          (95)          258          148
     State .......................................           31            70           (4)
                                                        -------       -------      -------
          Income tax provision ...................      $ 1,180           676          452
                                                        =======       =======      =======


         The Company's effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

                                                               December 31,
                                                        1997      1996      1995
                                                        ----      ----      ----
 Income tax provision at statutory rate ..........       34%       34%       34%
 Utilization of net operating loss ...............       --        --       (20)%
 State income taxes, net of federal benefit ......        6%        6%        8%
 Change in valuation allowances ..................       --        --        --

 Other ...........................................        4%       --         9%
                                                        ---       ---       ---
 Effective tax rate ..............................       36%       40%       31%


         The effective income tax rate in each year was impacted by a reduction in the Company's valuation allowance against deferred tax assets of $0, $0 and $280,000 for the year ended 1997, 1996 and 1995, respectively.

         The tax effect of temporary differences and carry-forwards that give rise to significant portions of the deferred tax assets are presented below (in thousands):

                                                                      December 31,
                                                                    1997       1996
 Depreciation ................................................      $  7      $ 48
 Accrued liabilities .........................................       131       226
 Allowance for excess and obsolete inventories ...............       164       251
 State tax ...................................................        68        42
 Allowance for doubtful accounts .............................       121        --
 Other .......................................................        90        --
                                                                    ----      ----
 Net deferred tax asset ......................................      $581      $567
                                                                    ====      ====


9.       MAJOR CUSTOMERS AND BUSINESS SEGMENTS

                               IRIDEX CORPORATION

        The Company operates in a single industry segment encompassing the development, manufacture, sales and support of medical devices for the treatment of eye diseases in ophthalmology and skin lesions in dermatology.

         In the years ended December 31, 1997, 1996 and 1995, respectively, no customer individually accounted for more than 10% of the Company's revenue.

         Revenue information by geographic region is as follows:

                                                                   Year Ended December 31,
                                                              ---------------------------------
                                                                1997        1996         1995
                                                              -------      -------      -------
                                                                        (In thousands)
 North America .........................................      $ 8,865      $ 6,351      $ 4,606
 Europe ................................................        3,690        3,073        2,257
 Central/South America .................................        1,550          697          446
 Asia/Pacific Rim ......................................        3,968        2,243        1,492
                                                              -------      -------      -------
                                                              $18,073      $12,364      $ 8,801
                                                              =======      =======      =======


10      COMPUTATION OF NET INCOME PER COMMON SHARE AND PER COMMON SHARE -
ASSUMING DILUTION

         Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" and the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 98, and accordingly all prior periods have been restated. Net income per common share is computed using the weighted average number of shares of common stock outstanding. Net income per common share - assuming dilution is computed using the weighted average number of shares of common stock and dilutive common equivalent shares from stock options and preferred stock outstanding. The Company has determined that no incremental shares should be included in the computations of earnings per share and in accordance with Staff Accounting Bulletin No. 98.

                               IRIDEX CORPORATION

         In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of net income per common share and net income per common share - assuming dilution is provided as follows (in thousands, except per share amounts):

                                                                                Year Ended December 31,
                                                                               1997       1996         1995
                                                                              ------      ------      ------
 Numerator -- Net income per common share and per common share-assuming dilution
 Net income ............................................................      $2,098      $1,005      $1,000
                                                                              ======      ======      ======

 Denominator -- Net income per common share
      Weighted average common stock outstanding ........................       6,406       5,725       1,276
                                                                              ======      ======      ======
 Net income per common share ...........................................      $ 0.33      $ 0.19      $ 0.78
                                                                              ======      ======      ======
 Denominator -- Net income per common share-assuming dilution

      Weighted average common stock outstanding ........................       6,406       5,725       1,276
 Effect of dilution securities
      Weighted average common stock options ............................         349         331         241
      Weighted average convertible preferred stock .....................          --         354       2,837
                                                                              ------      ------      ------

 Total weighted average stock and options outstanding ..................       6,735       6,410       4,354
                                                                              ======      ======      ======
 Net income per common share-assuming dilution .........................      $ 0.31      $ 0.16      $ 0.23
                                                                              ======      ======      ======

     During 1997 and 1996, options to purchase 64,037 and 10,178 shares, respectively, at weighted average exercise prices of $ 9.49 and $ 9.80 per share, respectively were outstanding, but were not included in the computations of net income per common share--assuming dilution because the market price of the common shares exceeded the exercise price of the related options.


ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

     Certain information required by Part III has been omitted from this Form 10-K. This information is instead incorporated by reference to the Company's definitive proxy statement (the "Proxy Statement"), which the Company will file within 120 days after the end of its fiscal year pursuant to Regulation 14A in time for the Company's Annual Meeting of Stockholders to be held June 8, 1998.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors of the Company is incorporated by reference to "ELECTION OF DIRECTORS -- Nominees" in the Company's Proxy Statement for the Company's 1998 Annual Meeting of Stockholders. The information concerning current executive officers of the Registrant found under the caption "Executive Officers of the Registrant" in Part I hereof is also incorporated by reference into this Item 10.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                 PAGE IN
                                                                                                FORM 10-K
                                                                                                  REPORT
                                                                                                ---------
(a)      The following documents are filed in Part II of this Annual Report on Form 10-K:

         1.   FINANCIAL STATEMENTS

              Report of Independent Accountants.............................................       29

              Consolidated Balance Sheets of the Company as of December 31, 1997 and
              1996..........................................................................       30

              Consolidated Statements of Income of the Company for the years ended
              December 31, 1997, 1996, and 1995.............................................       31

              Consolidated Statements of Stockholders' Equity for the years ended
              December 31, 1997, 1996 and 1995..............................................       32

              Consolidated Statements of Cash Flows for the years ended December 31, 1997,
              1996 and 1995.................................................................       33

              Notes to Consolidated Financial Statements....................................       34

         2.   FINANCIAL STATEMENT SCHEDULE

              The following financial statement schedule is included in Item 14(d):

              Schedule II - Valuation and Qualifying Accounts...............................       51



     Other schedules have been omitted because they are either not required, not applicable, or the required information is included in the consolidated financial statements or notes thereto.

             3.      EXHIBITS

                     Refer to 14(c) below

(b)          REPORTS ON FORM 8-K

             No reports on Form 8-K were filed during the fourth quarter of 1997.

(c)     EXHIBITS

        Exhibits        Exhibit Title
        --------        -------------

         3.1(1)         Amended and Restated Certificate of Incorporation of
                        Registrant

         3.2(1)         Bylaws of Registrant.

         10.1(1) Form of Indemnification Agreement with directors and officers.

         10.2(1) Amended and Restated 1989 Incentive Stock Plan and form of agreement thereunder.

         10.3(1) 1995 Employee Stock Purchase Plan and form of agreement thereunder.

         10.4(1) 1995 Director Option Plan and form of agreement thereunder.

         10.5(1)        Third Restated Registration Rights Agreement dated as of
                        October 27, 1995 by and among Registrant and certain individuals and entities named therein.

         10.6           Lease Agreement dated December 6, 1996 by and between
                        Zappettini Investment Co. and the Registrant.

         10.7           Business Loan Agreement dated October 1, 1997 between
                        Mid-Peninsula Bank and the Registrant.

         10.10(2)*      Development and Distribution Agreement dated as of May
                        28, 1996 between Miravant, Inc. (formerly PDT, Inc.) and
                        the Company.

         21.1           Subsidiaries of Registrant.

         23.1           Consent of Independent Accountants.

         24.1           Power of Attorney (See page 49).

         27.1           Financial Data Schedule.

----------

* Confidential treatment has been granted with respect to certain portions of this exhibit.

(1) Incorporated by reference to the exhibits filed with the Company's Registration Statement on Form SB-2 (No. 333-00320- LA) which was declared effective on February 15, 1996.

(2) Incorporated by reference to the exhibits in Registrant's Report on Form 10-Q for the quarter ended June 30, 1996.

TRADEMARK ACKNOWLEDGMENTS

         The IRIDEX logo, IRIS Medical, OcuLight and EndoProbe are registered trademarks of the Company. IRIDEX, IRIDERM, G-Probe, DioPexy, TruFocus and DioLite are trademarks of the Company. All other trademarks or trade names appearing in the Form 10-K are the property of their respective owners.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 31st day of March, 1998.


                                       IRIDEX CORPORATION


                                       By:   /s/ Theodore A. Boutacoff
                                           ------------------------------------
                                           Theodore A. Boutacoff
                                           President, Chief Executive Officer,
                                           and Director

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Theodore A. Boutacoff and Robert Kamenski, jointly and severally, their attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign on behalf of the undersigned any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and each of the undersigned does hereby ratifying and confirming all that each of said attorneys-in-fact, of his substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

  /s/ Theodore A. Boutacoff        President, Chief Executive Officer, and      March 31, 1998
--------------------------------   Director (Principal Executive Officer)
   (Theodore A. Boutacoff)


     /s/ Robert Kamenski           Chief Financial Officer and Vice             March 31, 1998
--------------------------------   President, Administration (Principal
      (Robert Kamenski)            Financial and Accounting Officer)


    /s/ James L. Donovan           Director                                     March 31, 1998
--------------------------------
     (James L. Donovan)

   /s/ William Boeger, III         Director                                     March 31, 1998
--------------------------------
    (William Boeger, III)


      /s/ Milton Chang             Director                                     March 31, 1998
--------------------------------
       (Milton Chang)


    /s/ Donald L. Hammond          Director                                     March 31, 1998
--------------------------------
     (Donald L. Hammond)


     /s/ Joshua Makower            Director                                     March 31, 1998
--------------------------------
      (Joshua Makower)


      /s/ John M. Nehra            Chairman of the Board                        March 31, 1998
--------------------------------
       (John M. Nehra)

                  INDEPENDENT ACCOUNTANTS' REPORT ON SCHEDULE

         Our report on the consolidated financial statements of IRIDEX Corporation is included on page 29 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 47 of this Form 10-K.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                              /s/ COOPERS & LYBRAND L.L.P.





San Jose, California
January 22, 1998

                                   SCHEDULE II

                      IRIDEX CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)



                                                BALANCE AT      CHARGED TO                      BALANCE
                                               BEGINNING OF     COSTS AND                      AT END OF
                  DESCRIPTION                   THE PERIOD       EXPENSES      DEDUCTIONS     THE PERIOD
                  -----------                   ----------      ----------     ----------     ----------
 Balance for the year ended December 31,
 1995:
   Allowance for doubtful accounts
 receivable ................................      $ 365          $  20           $  (2)          $ 383
 Balance for the year ended December 31,
 1996:
   Allowance for doubtful accounts
 receivable ................................      $ 383                          $(118)          $ 265
 Balance for the year ended December 31,
 1997:
   Allowance for doubtful accounts
 receivable ................................      $ 265          $  55           $ (15)          $ 305

                                 EXHIBIT INDEX

         3.1(1)         Amended and Restated Certificate of Incorporation of
                        Registrant

         3.2(1)         Bylaws of Registrant.

         10.1(1) Form of Indemnification Agreement with directors and officers.

         10.2(1) Amended and Restated 1989 Incentive Stock Plan and form of agreement thereunder.

         10.3(1) 1995 Employee Stock Purchase Plan and form of agreement thereunder.

         10.4(1) 1995 Director Option Plan and form of agreement thereunder.

         10.5(1)        Third Restated Registration Rights Agreement dated as of
                        October 27, 1995 by and among Registrant and certain individuals and entities named therein.

         10.6           Lease Agreement dated December 6, 1996 by and between
                        Zappettini Investment Co. and the Registrant.

         10.7           Business Loan Agreement dated October 1, 1997 between
                        Mid-Peninsula Bank and the Registrant.

         10.10(2)*      Development and Distribution Agreement dated as of May
                        28, 1996 between Miravant, Inc. (formerly PDT, Inc.) and
                        the Company.

         21.1           Subsidiaries of Registrant.

         23.1           Consent of Independent Accountants.

         24.1           Power of Attorney (See page 49).

         27.1           Financial Data Schedule.

----------

* Confidential treatment has been granted with respect to certain portions of this exhibit.

(1) Incorporated by reference to the exhibits filed with the Company's Registration Statement on Form SB-2 (No. 333-00320- LA) which was declared effective on February 15, 1996.

(2) Incorporated by reference to the exhibits in Registrant's Report on Form 10-Q for the quarter ended June 30, 1996.