Form 10-Q
period 1998-03-31
IRIDEX CORP
filed 1998-05-15
CIK 1006045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from              to

                         Commission File Number: 0-27598

                               IRIDEX CORPORATION

             (Exact name of registrant as specified in its charter)


            Delaware                                  77-0210467
---------------------------------          ---------------------------------
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

                     Yes [X]    No [ ]

The number of shares of Common Stock, $.01 par value, issued and outstanding as of May 11, 1998 was 6,467,287.

                               IRIDEX CORPORATION

                                TABLE OF CONTENTS


                                                                                              Page
                                                                                              ----

PART I.        FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

               Condensed Consolidated Balance Sheets as of March 31, 1998
               and December 31, 1997                                                             3

               Condensed Consolidated Statements of Income for the three months
               ended March 31, 1998 and March 31, 1997                                           4

               Condensed Consolidated Statements of Cash Flows for the three months
               ended March 31, 1998 and March 31, 1997                                           5

               Notes to Condensed Consolidated Financial Statements                              6

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS                                                         8


PART II.       OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                                                 17


SIGNATURE                                                                                       18

INDEX TO EXHIBITS                                                                               19

                               IRIDEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    MARCH 31,    DECEMBER 31,
                                                                       1998          1997
                                                                     --------       --------
                                ASSETS                                  (unaudited)         *
Current assets:
    Cash and cash equivalents                                        $ 10,199       $  9,900
    Available-for-sale securities                                       2,548          3,588
    Accounts receivable, net                                            7,072          6,057
    Inventories                                                         4,514          3,976
    Prepaids and other current assets                                     492            451
    Deferred income taxes                                                 550            550
                                                                     --------       --------
        Total current assets                                           25,375         24,522

    Property and equipment, net                                         2,331          2,133
    Deferred income taxes                                                  31             31
                                                                     --------       --------
        Total assets                                                 $ 27,737       $ 26,686
                                                                     ========       ========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                      994            752
    Accrued expenses                                                    2,121          2,051
    Capital lease obligations                                               2              3
                                                                     --------       --------
        Total liabilities                                               3,117          2,806
                                                                     --------       --------

Stockholders' equity:
    Common Stock, $.01 par value:
        Authorized:  30,000,000 shares;
        Issued and outstanding:  6,465,558 shares as of 3/31/98
        and 6,455,483 shares as of 12/31/97                                65             65
    Additional paid-in capital                                         21,637         21,552
    Unrealized losses on available-for-sale securities                     (2)            (2)
    Retained earnings                                                   2,920          2,265
                                                                     --------       --------
        Total stockholders' equity                                     24,620         23,880
                                                                     --------       --------
        Total liabilities and stockholders' equity                   $ 27,737       $ 26,686
                                                                     ========       ========

----------------------

*Derived from the 1997 audited financial statements.


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IRIDEX CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                   THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                   ---------------------
                                                                     1998         1997
                                                                   -------       -------
Sales                                                              $ 5,872       $ 3,320
Cost of sales                                                        2,490         1,437
                                                                   -------       -------
   Gross profit                                                      3,382         1,883
                                                                   -------       -------
Operating expenses:
     Research and development                                          546           421
     Selling, general and administrative                             1,975         1,324
                                                                   -------       -------
        Total operating expenses                                     2,521         1,745
                                                                   -------       -------
Income from operations                                                 861           138
Other income, net                                                      131           155
                                                                   -------       -------
   Income before provision for income taxes                            992           293
Provision for income taxes                                            (337)         (108)
                                                                   -------       -------
        Net income                                                 $   655       $   185
                                                                   =======       =======

Net income per common share                                        $  0.10       $  0.03
                                                                   =======       =======
Net income per common share-assuming dilution                      $  0.10       $  0.03
                                                                   =======       =======

Shares used in per common share calculation                          6,459         6,356
                                                                   =======       =======
Shares used in per common share-assuming dilution calculation        6,812         6,640
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

                               IRIDEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                             -----------------------
                                                                                1998          1997
                                                                             --------       --------
Cash flows from operating activities:
   Net income                                                                $    655       $    185
   Adjustments to reconcile net income to net cash used in  activities:
     Depreciation                                                                 166             80
     Provision for doubtful accounts                                              (20)            25
     Changes in operating assets and liabilities:
     Accounts receivable                                                         (995)           412
     Inventories                                                                 (538)          (191)
     Prepaids and other current assets                                            (41)          (171)
     Accounts payable                                                             242            (94)
     Accrued expenses                                                              70           (792)
                                                                             --------       --------
     Net cash used in operating activities                                       (461)          (546)
                                                                             --------       --------

Cash flows from investing activities:
   Purchases of available-for-sale securities                                  (9,689)        (4,810)
   Proceeds from sale of available-for-sale securities                         10,729          4,740
   Acquisition of property and equipment                                         (364)           (64)
                                                                             --------       --------
     Net cash provided by (used in) investing activities                          676           (134)
                                                                             --------       --------
Cash flows from financing activities:
   Payment on capital lease obligations                                            (1)            (2)
   Issuance of common stock, net                                                   85              1
                                                                             --------       --------
     Net cash provided by (used in) financing activities                           84             (1)
                                                                             --------       --------
       Net increase (decrease) in cash and cash  equivalents                      299           (681)
Cash and cash equivalents at beginning of period                                9,900          4,963
                                                                             --------       --------
Cash and cash equivalents at end of period                                   $ 10,199       $  4,282
                                                                             ========       ========



   The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IRIDEX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The condensed consolidated financial statements at March 31, 1998 and for the three month period then ended are unaudited (except for the balance sheet information as of December 31, 1997, which is derived from the Company's audited financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 1998. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results for the year ending December 31, 1998, or any future interim period.

2. RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current year presentation. The reclassification had no impact on previously reported income from operations or net income.

3. INVENTORIES COMPRISE: (IN THOUSANDS)


                                      MARCH 31,    DECEMBER 31,
                                         1998         1997
                                        ------      ------
                                          (UNAUDITED)

Raw materials and work in progress      $2,541      $2,579
Finished goods                           1,973       1,397
                                        ------      ------
Total inventories                       $4,514      $3,976
                                        ======      ======

4. COMPUTATION OF NET INCOME PER COMMON SHARE AND PER COMMON SHARE-ASSUMING DILUTION

        Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, and the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 98 and, accordingly, all prior periods have been restated. Net income per common share is computed using the weighted average number of shares of common stock outstanding. Net income per common share-assuming dilution is computed using the weighted average number of shares of common stock and dilutive common equivalent shares from stock options and preferred stock outstanding. The Company has determined that no incremental shares should be included in the computations of earnings per share and in accordance with Staff Accounting Bulletin No. 98.

        In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of net income per common share and net income per common share-assuming dilution is provided as follows (in thousands, except per share amounts):


                                                             THREE MONTHS ENDED MARCH 31,
                                                             ----------------------------
                                                                   1998        1997
                                                                  ------      ------
                                                                      (UNAUDITED)
Numerator -- Net income per common share and per common
  share -- assuming dilution
Net income ...............................................        $  655      $  185
                                                                  ======      ======
Denominator-- Net income per common share
  Weighted average common stock outstanding ..............         6,459       6,356
                                                                  ------      ------
Net income per common share ..............................        $ 0.10      $ 0.03
                                                                  ======      ======

Denominator -- Net income per common share-assuming dilution
  Weighted average common stock outstanding ..............         6,459       6,356
Effect of dilutive securities
  Weighted average common stock options ..................           353         284
                                                                  ------      ------
Total weighted average stock and options outstanding .....         6,812       6,640
                                                                  ======      ======
Net income per common share-assuming dilution ............        $ 0.10      $ 0.03
                                                                  ======      ======


        During the three months ended March 31, 1998 and 1997, options to purchase 138,394 and 222,925 shares, respectively, at weighted average exercise prices of $9.93 and $7.91 per share, respectively, were outstanding, but were not included in the computations of net income per common share-assuming dilution because the exercise price of the related options exceeded the market price of the common shares. These options could dilute earnings per share in future periods.

5. ADOPTED ACCOUNTING PRONOUNCEMENTS

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. This statement establishes requirements for disclosure of comprehensive income, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. SFAS No. 130, which is effective for interim periods beginning after December 15, 1997, has been adopted by the Company. However, comprehensive income is insignificant for all periods presented and, accordingly, no additional disclosures have been presented in the accompanying financial statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those set forth in such forward-looking statements as a result of the factors set forth under "Factors That May Affect Future Operating Results" and other risks detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission and detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

        The following table sets forth the percentage of net sales of certain items in the Company's income statement for the periods indicated.

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                              --------------------
                                                1998        1997
                                              -------      -------
Sales ...................................       100.0%       100.0%
Cost of sales ...........................        42.4         43.3
                                              -------      -------
     Gross profit .......................        57.6         56.7
                                              -------      -------
Operating expenses:
   Research and development .............         9.3         12.7
   Sales, general and administrative ....        33.6         39.9
                                              -------      -------
     Total operating expenses ...........        42.9         52.6
                                              -------      -------

Income from operations ..................        14.7          4.1
Other income, net .......................         2.2          4.7
                                              -------      -------
Income before provision for
   income taxes .........................        16.9          8.8
Provision for income taxes ..............        (5.7)        (3.2)
                                              -------      -------
Net income ..............................        11.2%         5.6%
                                              -------      -------


        Sales. Sales increased 77% to $5.9 million for the three months ended March 31, 1998 from $3.3 million for the three months ended March 31, 1997. The growth in sales was primarily attributable to increased unit volume as the Company expanded its product offerings and broadened its customer base. Domestic sales of $3.7 million accounted for 63% of sales for the three months ended March 31, 1998 compared to $1.6 million or 48% of sales in the comparable 1997 period. The increase in domestic sales was attributable primarily to sales of the DioLite 532 dermatology laser introduced in the second quarter of 1997 and an increase in domestic sales of most products for ophthalmology. In addition, increased domestic sales result in higher average selling prices as domestic sales are primarily sold by employee sales representatives at higher average selling prices than to the Company's international distributors. International sales of $2.2 million in the three months ended March 31, 1998 increased from $1.7 million in the comparable 1997 period. The increase in international sales was attributable to sales of the DioLite 532, offset somewhat by a reduction in sales to many Asian countries which were recently impacted by currency devaluations. Lower Asian sales have been mitigated by product sales in other regions and in the United States. The Company expects revenues from international sales to continue to account for a substantial portion of its sales. The Company expects future growth in sales to be primarily derived from sales of the DioLite 532 and the OcuLight GL. There can be no assurance that future currency fluctuations and other factors discussed above will not have a material adverse effect on the Company's business, financial condition or results of operations.

        Gross Profit. The Company's gross profit increased 80% to $3.4 million for the three months ended March 31, 1998 from $1.9 million for the three months ended March 31, 1997. Gross profit as a percentage of net sales for the three months ended March 31, 1998 increased to 58%, compared to 57% for the three months ended March 31, 1997, due primarily to increased domestic sales which are primarily sold by employee sales representatives at higher average selling prices than sales to the Company's international distributors, offset somewhat by lower averge selling prices for the DioLite 532. The Company expects that the percentage of international sales is likely to increase during the remainder of 1998, which would negatively impact average selling prices. In addition, ongoing competitive pressure on the prices of the Company's products may result in a decline in average selling prices. The Company intends to continue its efforts to reduce the cost of components and the costs associated with new product introductions, and expects its gross profit to continue to fluctuate due to changes in the relative proportions of domestic and international sales, costs associated with additional new product introductions, pricing and a variety of other factors.

        Research and Development. Research and development expenses increased by 30% to $0.5 million for the three months ended March 31, 1998 from $0.4 million for the three months ended March 31, 1997, but decreased as a percentage of net sales to 9% for the three months ended March 31, 1998 from 13% for the comparable prior year three-month period. The increase in absolute dollars in research and development expenses during this period was primarily attributable to an increase in personnel as the Company strengthened its product development efforts. The Company expects these expenses for research and development to continue to increase in absolute dollars during the remainder of 1998 in connection with new product development activities.

        Sales, General and Administrative. Sales, general and administrative expenses grew by 49% to $2.0 million for the three months ended March 31, 1998 from $1.3 million for the three months ended March 31, 1997, but decreased as a percentage of net sales to 34% for the three months ended March 31, 1998 from 40% for the comparable prior year three-month period. The increase in absolute dollars in sales, general and administrative expenses was primarily due to the hiring of additional sales, marketing and administrative employees to address new opportunities, to support expanding unit volumes and the expenses associated with the OcuLight GL and DioLite 532. Furthermore, the increase in domestic sales caused an associated increase in direct selling expenses. In addition, during the three months ended March 31, 1998, the Company began full scale implementation of a new company-wide enterprise resource planning ("ERP") system and expects the implementation of this system to continue through September of 1998. The Company expects sales, general and administrative expenses to continue to increase during the balance of 1998 to support the increasing unit shipment volumes, additional employees and the implementation of the new ERP system.

        Income Taxes. The Company's effective tax rate for the three months ended March 31, 1998 was 34%. This rate differs from the federal statutory rate primarily due to state income taxes, offset by the utilization of tax credits, non-taxable available-for-sale security investments and tax benefits from the Company's foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 1998, the Company's primary sources of liquidity included cash and cash equivalents and available-for-sale securities of $12.7 million. During the three months ended March 31, 1998, the Company used $0.5 million in operating activities. Sources of cash included net income of $0.7 million, depreciation of

$0.2 million and increases in accounts payable of $0.2 million, offset by increases in accounts receivables of $1.0 million and inventories of $0.5 million. The increase in inventory is primarily due to increased finished goods inventory. The Company generated $0.7 million in investing activities during the three months ended March 31, 1998, primarily from the sales of $1.0 million of available-for-sale securities offset by the acquisition of $0.4 million of property and equipment. Net cash provided by financing activities during the three months ended March 31, 1998 was $0.1 million, which consisted primarily of issuance of stock. The Company believes that, based on current estimates, its current cash and cash equivalents, and available-for-sale securities will be sufficient to meet its anticipated cash requirements through 1998.

RECENT ACCOUNTING PRONOUNCEMENTS

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

        CONTINUED MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS. The Company currently markets visible and invisible light semiconductor-based photocoagulator medical laser systems to the ophthalmic market and a visible light semiconductor-based photocoagulator medical laser system to the dermatological market. The Company believes that continued and increased sales, if any, of these medical laser systems is dependent upon the continued market acceptance of these products. Medical equipment purchasing decisions and continued market acceptance of the Company's products may in turn depend on opinions of medical professionals, performance and price, product and treatment familiarity, procedure reimbursement economics and other factors. The Company believes that recommendations by ophthalmologists and dermatologists as to the use of semiconductor-based laser systems is essential for the continued market acceptance of the Company's products. Such medical professionals may not recommend these laser systems or related treatments unless they conclude, based on clinical data and other factors, that the performance of these laser systems and treatments are a beneficial alternative to competing technologies and treatments. Favorable recommendations from such medical professionals is particularly important to the Company because the ophthalmic and dermatological communities historically have used more established visible light, argon gas or other ion-based photocoagulation laser systems. The Company's semiconductor-based laser systems are relatively new to the marketplace. The Company's infrared laser systems deliver invisible light to provide additional and, in some instances, improved treatments. Because many ophthalmologists and dermatologists have been trained in medical school using visible argon gas or other ion-based laser systems, they may be reluctant or unwilling to convert to semiconductor-based or infrared laser systems. In addition, ophthalmic procedures are typically reimbursed by third party payers who are increasingly scrutinizing the level of reimbursement for treatment procedures. Furthermore, changes in government legislation or regulation could effect reimbursement levels. A reduction in the level of reimbursement for treatments administered with the Company's ophthalmic products would negatively impact the saleability of such products. Dermatological procedures are typically paid for by the treated patient. Any reduction in the perceived value of such treatments would reduce the price level that dermatologists can charge and would negatively impact the saleability of such products. There can be no assurance that the Company's medical laser systems will continue to be accepted by the market. The failure of medical professionals to recommend the Company's laser systems, the introduction of improved alternative technologies or treatments, the reluctance or unwillingness of ophthalmologists or dermatologists to convert to semiconductor-based laser systems or to infrared laser systems, or reductions in treatment reimbursements would negatively impact the market acceptance of the Company's products. Any significant decline in market acceptance of the Company's products would have a material adverse effect on the Company's business, results of operations and financial condition.

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

        DEPENDENCE ON INTERNATIONAL SALES. The Company derives, and expects to continue to derive, a large portion of its revenue from international sales. In 1997 and 1996, the Company's international sales were $9.4 million and $6.1 million, representing 52% and 50%, respectively, of total sales. In addition, for the three months ended March 31, 1998 and 1997, the Company's international sales were $2.2 million and $1.7 million, representing 37% and 52% respectively, of total sales. A large portion of the Company's revenues will continue to be subject to the risks associated with international sales, including fluctuations in foreign currency exchange rates, shipping delays, generally longer receivables collection periods, changes in applicable regulatory policies, international monetary conditions, domestic and foreign tax policies, trade restrictions, duties and tariffs, and economic and political instability. The recent currency devaluation in many Asian countries has had the effect of significantly increasing the purchase price of the Company's products to the Company's distributors and their customers in that region. Conversely, because certain of the Company's competitors are based in Asia, the currency devaluations may put additional downward pressures on the average selling prices of the Company's products. Product sales were lower for the affected Asian region during the first quarter of 1998 and the fourth quarter of 1997 primarily as a result of the currency problem. The Company expects lower sales to the Asian region to continue into 1998. The Company also expects revenues from international sales to continue to account for a substantial portion of its sales. Accordingly, if the Asian economic difficulties are prolonged, worsen or otherwise negatively impact the saleability of the Company's product, these difficulties could negatively impact the Company's business, results of operations, and financial condition. While these currency factors and other factors listed above have been mitigated by product sales in other regions and in the United States, there can be no assurance that future currency fluctuations or other factors discussed above will not have a material adverse effect on the Company's business, financial condition or results of operations.

        QUARTERLY FLUCTUATIONS IN OPERATING RESULTS. Although the Company has been profitable on an annual and quarterly basis for the last five years, the Company's sales and operating results have varied substantially on a quarterly basis, and such fluctuations are expected to continue in future periods. The Company's operating results are affected by a number of factors, many of which are beyond the Company's control. Factors contributing to these fluctuations include the timing of the introduction and market acceptance of new products or product enhancements by the Company and its competitors, the cost and availability of components and subassemblies, changes in pricing by the Company and its competitors, the timing of the development and market acceptance of new applications for the Company's products, the relatively long and highly variable sales cycle for the Company's products to hospitals and other health care institutions, fluctuations in economic and financial market conditions, such as the recent currency devaluation in Asia, and resulting changes in customers' or potential customers' budgets and increased product development costs. For example, the Company's gross profits as a percentage of sales have generally declined in part as a result of increased competition which have led to decreases in average selling prices, particularly with respect to the Company's older products. Any inability to obtain adequate quantities of the critical components used in the system products would adversely impact the Company's ability to ship the OcuLight SL, OcuLight GL and the DioLite 532. In addition to these factors, the Company's quarterly results have been and are expected to continue to be affected by seasonal factors. For example, domestic sales often decline slightly prior to the meeting of the American Academy of Ophthalmology in the fourth quarter of the year. The Company manufactures its products to forecast rather than to outstanding purchase orders, and products are typically shipped shortly after receipt of a purchase order. While backlog increased in 1996 and 1997 and decreased during the three months ending March 31, 1998, the Company does not expect significant backlog in the future and the amount of backlog at any particular date is generally not indicative of its future level of sales. Although the Company's manufacturing procedures are designed to assure rapid response to customer orders, they may in certain instances create a risk of excess or inadequate inventory levels if orders do not match forecasts. The Company's expense levels are based, in part, on expected future sales. If sales levels in a particular quarter do not meet expectations, the Company may be unable to adjust operating expenses quickly enough to compensate for the shortfall, and the Company's results of operations may be adversely affected. In addition, the Company has historically made a significant portion of each quarter's product shipments near the end of the quarter. If that pattern continues, even short delays in shipment of products at the end of a quarter could have a material adverse effect on results of operations for such quarter. As a result of the above factors, sales for any future quarter are not predictable with any significant degree of accuracy and operating results in any period should not be considered indicative of the results to be expected for any future period. There can be no assurance that the Company will remain profitable in the future or that operating results will not vary significantly.

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

        DEPENDENCE ON COLLABORATIVE RELATIONSHIPS. The Company has entered into collaborative relationships with academic medical centers and physicians in connection with the research and development and clinical testing of its products. The Company plans to collaborate with third parties to develop and commercialize existing and new products. In May 1996, the Company executed an agreement with Miravant Medical Technologies ("Miravant"), formerly known as PDT, Inc.,a maker of photodynamic drugs, under which the Company and Miravant have collaborated to develop a device that emits a laser beam to activate a photodynamic drug developed by Miravant to achieve a desired therapeutic result in the treatment of age-related macular degeneration. The development, clinical testing and regulatory approval of this new photodynamic system will require three to five years and significant financial and other resources. There can be no assurance that this collaborative development effort will continue or that it will result in the successful development and introduction of a photodynamic system. The Company believes that these current and future relationships are important because they may allow the Company greater access to funds, to research, development and testing resources and to manufacturing, sales and distribution resources. However, the amount and timing of resources to be devoted to these activities are not within the Company's control. There can be no assurance that such parties will perform their obligations as expected or that the Company's reliance on others for clinical development, manufacturing and distribution of its products will not result in unforeseen problems. Further, there can be no assurance that the Company's collaborative partners will not develop or pursue alternative technologies either on their own or in collaboration with others, including the Company's competitors, as a means of developing or marketing products for the diseases targeted by the collaborative programs and by the Company's products. The failure of any current or future collaboration efforts could have a material adverse effect on the Company's ability to introduce new products or applications and therefore could have a material adverse effect on the Company's business, results of operations and financial condition.

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

        The laser and medical device industry is characterized by frequent litigation regarding patent and other intellectual property rights and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. Numerous patents are held by others, including academic institutions and competitors of the Company. Because patent applications are maintained in secrecy in the United States until patents are issued and are maintained in secrecy for a period of time outside the United States, the Company has not conducted any searches to determine whether the Company's technology infringes any patents or patent applications. The Company has from time to time been notified of, or has otherwise been made aware of claims that it may be infringing upon patents or other proprietary intellectual property owned by others. If it appears necessary or desirable, the Company may seek licenses under such patents or proprietary intellectual property. Although patent holders commonly offer such licenses, no assurance can be given that licenses under such patents or intellectual property will be offered or that the terms of any offered licenses will be reasonable or will not adversely impact the Company's operating results. Recently, a company has challenged one of the patents held by Light Solutions Corporation, a wholly-owned subsidiary of IRIDEX. The Company believes that this dispute will be settled without a material adverse effect to the Company's business and financial condition.

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

        GOVERNMENT REGULATION. The medical devices marketed and manufactured by the Company are subject to extensive regulation by the Food and Drug Administration ("FDA") and by foreign and state governments. Pursuant to the FDA Act and the regulations promulgated thereunder, the FDA regulates the design, development, clinical testing, manufacture, labeling, sale, distribution and promotion of medical devices. Before a new device can be introduced into the market, the manufacturer must obtain market clearance through either the 510(k) premarket notification process or the lengthier premarket approval ("PMA") application process. Obtaining these approvals can take a long time and delay the introduction of a product. For example, the introduction of the OcuLight GL in the United States was delayed about three months from the Company's expectations due to the longer than expected time period required to obtain FDA premarket clearance. Noncompliance with applicable requirements, including QSR, can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company. The failure of the Company to obtain government approvals or any delays in receipt of such approvals would have a material adverse effect on the Company's business, results of operations and financial condition.

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

        YEAR 2000 COMPLIANCE. The Company uses a significant number of computer software programs and operating systems in its internal operations, including applications for various financial, business and administrative functions. In addition, many of the Company's suppliers use similar applications. These applications may contain source code that is unable to properly interpret calendar years beginning with the upcoming year 2000. Systems that do not properly recognize such date-sensitive information may fail or create erroneous results. Because there are no internal calendars embedded in any of the Company's products, the Company does not anticipate any problems with its products related to the Year 2000 problem will develop. The Company is currently installing a new ERP system which it believes will be fully Year 2000 compliant. Based on this and other information currently available to the Company, the Company believes that its internal systems currently are, or will be by such time as is necessary to avoid a material adverse impact on the Company, Year 2000 compliant. Also based on information thus far available to the Company, the Company does not believe that it will incur expenditures in dealing with Year 2000 issues that will have a material adverse effect on the financial condition of the Company. In addition to the risks from failure of the Company's own internal systems, the Company may also be exposed to risks from computer systems of parties with whom the Company transacts business. For example, if the internal systems of one of the Company's key suppliers developed problems such that the supplier could not deliver parts to the Company on a timely basis, the Company's financial condition could be materially adversely affected. The Company intends to work with its suppliers to ascertain what actions, if any, are needed. There can be no assurances, however, that unknown costs necessary to update the Company's systems or address potential system interruptions of the Company's or its suppliers' systems will not have a material adverse effect on the Company's business, financial condition or results of operations.

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


                               IRIDEX CORPORATION
                               (Registrant)


Date: May 15, 1998             By: /s/ Robert Kamenski
                                   ---------------------------------
                               Robert Kamenski
                               Chief Financial Officer
                               (Principal Financial and
                               Principal Accounting Officer)

                                INDEX TO EXHIBITS



  EXHIBIT                                                         PAGE
27.1         Financial Data Schedule                               20