Form 10-Q
period 1998-07-04
IRIDEX CORP
filed 1998-08-17
CIK 1006045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                   FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 4, 1998

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition period from _________________ to __________________

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

                     (1) Yes [X] No [ ]; (2) Yes [X ] No [ ]

The number of shares of Common Stock, $.01 par value, issued and outstanding as of August 11, 1998 was 6,474,144.

                               IRIDEX CORPORATION

                                Table of Contents

                                                                                                          Page
                                                                                                          ----
PART I.          FINANCIAL INFORMATION

ITEM 1.          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                 Condensed Consolidated Balance Sheets as of July 4, 1998 and
                 December 31, 1997                                                                           3

                 Condensed Consolidated Statements of Income for the three months
                 and six months ended July 4, 1998 and June 30, 1997                                         4

                 Condensed Consolidated Statements of Cash Flows for the six months
                 ended July 4, 1998 and June 30, 1997                                                        5

                 Notes to Condensed Consolidated Financial Statements                                        6

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS                                                                   8


PART II.         OTHER INFORMATION

ITEM 4.          SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                                          17

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K                                                           18


SIGNATURE                                                                                                   19

INDEX TO EXHIBITS                                                                                           20

                               IRIDEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                         JULY 4,     DECEMBER 31,
                                                                          1998           1997
                                                                        --------       --------
                                                                       (unaudited)         *
                                     ASSETS

Current assets:
     Cash and cash equivalents                                          $  5,794       $  9,990
     Available-for-sale securities                                         5,226          3,588
     Accounts receivable, net                                              7,473          6,057
     Inventories                                                           6,096          3,976
     Prepaids and other current assets                                       414            451
     Deferred income taxes                                                   550            550
                                                                        --------       --------
          Total current assets                                            25,553         24,522

     Property and equipment, net                                           2,276          2,133
     Intangible assets                                                        44             --
     Deferred income taxes                                                    31             31
                                                                        --------       --------
          Total assets                                                  $ 27,904       $ 26,686
                                                                        ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                   $    835       $    752
     Accrued expenses                                                      1,904          2,051
     Current portion of capital lease obligations                              2              3
                                                                        --------       --------
          Total current liabilities                                        2,741          2,806

Stockholders' equity:
     Common Stock                                                             65             65
     Additional paid-in capital                                           21,654         21,552
     Unrealized holding losses on available-for-sale securities               (1)            (2)
     Retained earnings                                                     3,445          2,265
                                                                        --------       --------
          Total stockholders' equity                                      25,163         23,880
                                                                        --------       --------
          Total liabilities and stockholders' equity                    $ 27,904       $ 26,686
                                                                        ========       ========

-----------
*Derived from the 1997 audited financial statements.


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IRIDEX CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           ---------------------       ---------------------
                                                            July 4,     June 30,        July 4,     June 30,
                                                             1998         1997           1998         1997
                                                           --------     --------       --------     --------
Sales                                                      $  6,002     $  4,356       $ 11,874     $  7,676
Cost of sales                                                 2,487        1,843          4,977        3,280
                                                           --------     --------       --------     --------
    Gross profit                                              3,515        2,513          6,897        4,396
                                                           --------     --------       --------     --------
Operating expenses:
      Research and development                                  677          471          1,223          892
      Selling, general and administrative                     2,160        1,400          4,135        2,724
                                                           --------     --------       --------     --------
          Total operating expenses                            2,837        1,871          5,358        3,616
                                                           --------     --------       --------     --------
Income from operations                                          678          642          1,539          780
Other income, net                                               117          160            248          315
                                                           --------     --------       --------     --------
    Income before provision for income taxes                    795          802          1,787        1,095
Provision for income taxes                                     (270)        (288)          (607)        (396)
                                                           --------     --------       --------     --------
          Net income                                       $    525     $    514       $  1,180     $    699
                                                           ========     ========       ========     ========

Net income per common share                                $   0.08     $   0.08       $   0.18     $   0.11
                                                           ========     ========       ========     ========
Net income per common share -
  assuming dilution                                        $   0.08     $   0.08       $   0.17     $   0.11
                                                           ========     ========       ========     ========

Shares used in per common share
  calculation                                                 6,469        6,385          6,464        6,371
                                                           ========     ========       ========     ========
Shares used in per common share -
  assuming antidilution calculation                           6,855        6,668          6,834        6,654
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

                               IRIDEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         SIX MONTHS ENDED
                                                                                       ---------------------
                                                                                        July 4,     June 30,
                                                                                         1998         1997
                                                                                       --------     --------
Cash flows from operating activities:
    Net income                                                                         $  1,180     $    699
    Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation                                                                          329          161
      Provision for doubtful accounts                                                       (20)          10
      Changes in operating assets and liabilities:
      Accounts receivable                                                                (1,396)         249
      Inventories                                                                        (2,120)        (712)
      Prepaids and other current assets                                                      37         (394)
      Accounts payable                                                                       83          224
      Accrued expenses                                                                     (147)          61
                                                                                       --------     --------
      Net cash provided by (used in) operating activities                                (2,054)         298
                                                                                       --------     --------
Cash flows from investing activities:
    Purchases of available-for-sale securities                                          (16,077)     (12,485)
    Proceeds from sale of available-for-sale securities                                  14,440        8,372
    Acquisition of property and equipment                                                  (472)        (344)
    Acquisition of intangible assets                                                        (44)          --
                                                                                       --------     --------
      Net cash used in investing activities                                              (2,153)      (4,457)
                                                                                       --------     --------
Cash flows from financing activities:
    Payment on capital lease obligations                                                     (1)          (4)
    Issuance of common stock, net                                                           102           26
                                                                                       --------     --------
      Net cash provided by financing activities                                             101           22
                                                                                       --------     --------

        Net decrease in cash and cash  equivalents                                       (4,106)      (4,137)
Cash and cash equivalents at beginning of period                                          9,900       14,107
                                                                                       --------     --------
Cash and cash equivalents at end of period                                             $  5,794     $  9,970
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

                               IRIDEX CORPORATION
                             CONDENSED CONSOLIDATED
                          NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The condensed consolidated financial statements at July 4, 1998 and for the three and six month periods then ended are unaudited (except for the balance sheet information as of December 31, 1997, which is derived from the Company's audited financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K and form 10-QSB, which were filed with the Securities and Exchange Commission on March 31, 1998 and May 15, 1998, respectively. The results of operations for the three and six month periods ended July 4, 1998 are not necessarily indicative of the results for the year ending January 2, 1999, or any future interim period.

2.   RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current year presentation. The reclassification had no impact on previously reported income from operations or net income.

3.   CHANGE IN FISCAL YEAR

On June 8, 1998, the Board of Directors approved a resolution to adjust the Company's fiscal year end from December 31 to the 52 or 53 week period that ends the Saturday nearest December 31, effective for fiscal year 1998.

4.   INVENTORIES COMPRISE: (IN THOUSANDS)


                                                       July 4,        December 31,
                                                        1998              1997
                                                      --------          --------
                                                     (UNAUDITED)
Raw materials and work in progress                    $  4,077          $  2,579
Finished goods                                           2,019             1,397
                                                      --------          --------
Total inventories                                     $  6,096          $  3,976
                                                      ========          ========


5. COMPUTATION OF NET INCOME PER COMMON SHARE AND PER COMMON SHARE - ASSUMING DILUTION

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, and the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 98 and, accordingly, all prior periods have been restated. Net income per common share is computed using the weighted average number of shares of common stock outstanding. Net income per common share-assuming dilution is computed using the weighted average number of shares of common stock and dilutive common equivalent shares from stock options. The Company has determined that no incremental shares should be included in the computations of earnings per share and in accordance with Staff Accounting Bulletin No. 98.

In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of net income per common share and net income per common share-assuming dilution is provided as follows (in thousands, except per share amounts):

                                                                      Three Months Ended                  Six Months Ended
                                                                ------------------------------      ----------------------------
                                                                July 4, 1998     June 30, 1997      July 4, 1998   June 30, 1997
                                                                (unaudited)       (unaudited)       (unaudited)     (unaudited)
                                                               --------------- ---------------      -------------  -------------
Numerator -- Net income per common share and per common
  share -- assuming dilution
Net income...................................................    $     525         $     514         $   1,180       $     699
                                                                 =========         =========         =========       =========
Denominator -- Net income per common share --
  Weighted average common stock outstanding..................        6,469             6,385             6,464           6,371
                                                                 ---------         ---------         ---------       ---------
Net income per common share..................................    $    0.08         $    0.08         $    0.18       $    0.11
                                                                 =========         =========         =========       =========
Denominator -- Net income per common share -- assuming
dilution
  Weighted average common stock outstanding..................        6,469             6,385             6,464           6,371
Effect of dilutive securities
  Weighted average common stock options......................          386               283               370             283
                                                                 ---------         ---------         ---------       ---------
Total weighted average stock and options outstanding.........        6,855             6,668             6,834           6,654
                                                                 =========         =========         =========       =========
Net income per common share -- assuming dilution.............    $    0.08         $    0.08         $    0.17       $    0.11
                                                                 =========         =========         =========       =========


During the three months ended July 4, 1998 and June 30, 1997, options to purchase 137,168 and 212,114 shares, respectively, at weighted average exercise prices of $9.95 and $7.94 per share, respectively, were outstanding, but were not included in the computations of net income per common share-assuming dilution because the exercise price of the related options exceeded the market price of the common shares. These options could dilute earnings per share in future periods.

6.   ADOPTED ACCOUNTING PRONOUNCEMENTS

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage of net sales of certain items in the Company's income statement for the periods indicated.

                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           ---------------------       ---------------------
                                                            July 4,     June 30,        July 4,     June 30,
                                                             1998         1997           1998         1997
                                                           --------     --------       --------     --------
Sales.................................................      100.0%       100.0%         100.0%       100.0%
Cost of sales.........................................       41.4         42.3           41.9         42.7
                                                            -----        -----          -----        -----
      Gross profit....................................       58.6         57.7           58.1         57.3

Operating expenses:
   Research and development...........................       11.3         10.8           10.3         11.6
   Sales, general and administrative..................       36.0         32.2           34.8         35.5
                                                            -----        -----          -----        -----
      Total operating expenses........................       47.3         43.0           45.1         47.1
                                                            -----        -----          -----        -----
Income from operations................................       11.3         14.7           13.0         10.2
Other income, net.....................................        1.9          3.7            2.0          4.1
                                                            -----        -----          -----        -----
Income before provision for income taxes..............       13.2         18.4           15.0         14.3
Provision for income taxes............................       (4.5)        (6.6)          (5.1)        (5.2)
                                                            -----        -----          -----        -----
Net income............................................        8.7%        11.8%           9.9%         9.1%
                                                            =====        =====          =====        =====


     Sales. Sales increased 38% to $6.002 million for the three months ended July 4, 1998 from $4.356 million for the three months ended June 30, 1997. Sales increased 55% to $11.874 million for the six months ended July 4, 1998 from $7.676 million for the six months ended June 30, 1997. The growth in sales was primarily attributable to increased unit volume as the Company expanded its product offerings and broadened its customer base. Domestic sales of $3.753 million accounted for 63% of sales for the three months ended July 4, 1998 compared to $1.924 million or 44% of sales in the comparable 1997 period. The increase in domestic sales was attributable primarily to sales of the DioLite 532 dermatology laser introduced in the second quarter of 1997 and an increase in domestic sales of most products for ophthalmology. In addition, increased domestic sales result in higher average selling prices as domestic sales are primarily sold by employee sales representatives at higher average selling prices than to the Company's international distributors. International sales of $2.249 million in the three months ended July 4, 1998 decreased from $2.432 million in the comparable 1997 period. The decrease in international sales was attributable to a reduction in sales to many Asian countries which continue to be impacted by currency devaluations, offset in part by an increase in sales to Europe. The increase in sales to Europe was limited due to delays in the Company receiving CE certification. The Company received CE certification in June 1998. While lower Asian sales in past quarters have been mitigated by product sales in other regions and in the United States, the company expects lower sales to Asia to continue through the end of the year. The Company expects revenues from international sales to continue to account for a substantial portion of its sales. The Company expects future growth in sales to be primarily derived from sales of the DioLite 532 and the OcuLight GL. There can be no assurance that future currency fluctuations and other factors discussed above will not have a material adverse effect on the Company's business, financial condition or results of operations.

     Gross Profit. The Company's gross profit increased 40% to $3.515 million for the three months ended July 4, 1998 from $2.513 million for the three months ended June 30, 1997. For the six months ended July 4, 1998, the Company's Gross profit increased 57% to $6.897 million as compared to $4.396 million for the comparable period in 1997. Gross profit as a percentage of net sales for the three months ended July 4, 1998 increased to 59%, compared to 58% for the three months ended June 30, 1997, due primarily to increased domestic sales which are primarily sold by employee sales representatives at higher average selling prices than sales to the Company's international distributors, offset somewhat by lower average selling prices for the DioLite 532 and certain other ophthalmic products. The Company expects that the percentage of international sales is likely to increase during the remainder of 1998, which would negatively impact average selling prices. In addition, ongoing competitive pressure on the prices of the Company's products may result in a decline in average selling prices. The Company intends to continue its efforts to reduce the cost of components and the costs associated with new product introductions, and expects its gross profit to continue to fluctuate due to changes in the relative proportions of domestic and international sales, costs associated with additional new product introductions, pricing and a variety of other factors.

     Research and Development. Research and development expenses increased by 44% to $0.677 million for the three months ended July 4, 1998 from $0.471 million for the three months ended June 30, 1997, but remained relatively the same as a percentage of net sales at 11% for the three months ended July 4, 1998 and for the comparable prior year three-month period. For the six months ended July 4, 1998, research and development expenses increased 37% to $1.223 million as compared to $.892 million for the six months ended June 30, 1997. The increase in absolute dollars in research and development expenses during this period was primarily attributable to an increase in personnel as the Company strengthened its product development efforts. The Company expects these expenses for research and development to continue to increase in absolute dollars during the remainder of 1998 in connection with new product development activities.

     Sales, General and Administrative. Sales, general and administrative expenses increased by 54% to $2.160 million for the three months ended July 4, 1998 from $1.400 million for the three months ended June 30, 1997, and increased as a percentage of net sales to 36% for the three months ended July
4, 1998 from 32% for the comparable prior year three-month period. For the six months ended July 4, 1998, sales, general and administrative expenses increased by 52% to $4.135 million from $2.724 million for the six months ended June 30, 1997. The increase in absolute dollars in sales, general and administrative expenses was primarily due to the hiring of additional sales, marketing and administrative employees to address new opportunities, to support expanding unit volumes and the expenses associated with the OcuLight GL and DioLite 532. Furthermore, the increase in domestic sales caused an associated increase in direct selling expenses. In addition, during the three months ended July 4, 1998, the Company continued full scale implementation of a new company-wide enterprise resource planning ("ERP") system and expects the implementation of this system to be completed by September of 1998. The Company expects sales, general and administrative expenses to continue to increase during the balance of 1998 to support the increasing unit shipment volumes, additional employees and the implementation of the new ERP system.

     Income Taxes. The Company's effective tax rates for the three and six months ended July 4, 1998 was 34%. This rate differs from the federal statutory rate primarily due to state income taxes, offset by the utilization of tax credits, non-taxable available-for-sale security investments and tax benefits from the Company's foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

     At July 4, 1998, the Company's primary sources of liquidity included cash and cash equivalents and available-for-sale securities of $11.0 million. During the six months ended July 4, 1998, the Company used $2.1 million in operating activities. Sources of cash included net income of $1.2 million, depreciation of $0.3 million and increases in accounts payable of $0.1 million, offset by increases in accounts receivables of $1.4 million and inventories of $2.1 million. The increase in inventory is primarily due to increased finished goods inventory. The Company used $2.2 million in investing activities during the six months ended July 4, 1998, primarily from the net purchase of $1.7 million of available-for-sale securities and by the acquisition of $.5 million of property and equipment. Net cash provided by financing activities during the six months ended July 4, 1998 was $0.1 million, which consisted primarily of issuance of stock. The Company believes that, based on current estimates, its current cash and cash equivalents, and available-for-sale securities will be sufficient to meet its anticipated cash requirements through 1998.

     Year 2000 Compliance. The Company uses a significant number of computer software programs and operating systems in its internal operations, including applications for various financial, business and administrative functions. In addition, many of the Company's suppliers use similar applications. These applications may contain source code that is unable to properly interpret calendar years beginning with the upcoming year 2000. Systems that do not properly recognize such date-sensitive information may fail or create erroneous results. Because there are no internal calendars embedded in any of the Company's products, the Company does not anticipate any problems with its products related to the Year 2000 problem will develop. The Company is currently installing a new ERP system which it believes will be fully Year 2000 compliant. Based on this and other information currently available to the Company, the Company believes that its internal systems currently are, or will be by such time as is necessary to avoid a material adverse impact on the Company, Year 2000 compliant. Also based on information thus far available to the Company, the Company does not believe that it will incur expenditures in dealing with Year 2000 issues that will have a material adverse effect on the financial condition of the Company. In addition to the risks from failure of the Company's own internal systems, the Company may also be exposed to risks from computer systems of parties with whom the Company transacts business. For example, if the internal systems of one of the Company's key suppliers developed problems such that the supplier could not deliver parts to the Company on a timely basis, the Company's financial condition could be materially adversely affected. The Company intends to work with its suppliers to ascertain what actions, if any, are needed. To date, the Company has spent approximately $250,000 on the ERP system and does not expect additional costs for the ERP system and other potential problems related to the Year 2000 problem to exceed $200,000.
There can be no assurances, however, that unknown costs necessary to update the Company's systems or address potential system interruptions of the Company's or its suppliers' systems will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Continued Market Acceptance of the Company's Products. The Company currently markets visible and invisible light semiconductor-based photocoagulator medical laser systems to the ophthalmic market and a visible light semiconductor-based photocoagulator medical laser system to the dermatological market. The Company believes that continued and increased sales, if any, of these medical laser systems is dependent upon the continued market acceptance of these products. Medical equipment purchasing decisions and continued market acceptance of the Company's products may in turn depend on opinions of medical professionals, performance and price, product and treatment familiarity, procedure reimbursement economics and other factors. The Company believes that recommendations by ophthalmologists and dermatologists as to the use of semiconductor-based laser systems is essential for the continued market acceptance of the Company's products. Such medical professionals may not recommend these laser systems or related treatments unless they conclude, based on clinical data and other factors, that the performance of these laser systems and treatments are a beneficial alternative to competing technologies and treatments. Favorable recommendations from such medical professionals is particularly important to the Company because the ophthalmic and dermatological communities historically have used more established visible light, argon gas or other ion-based photocoagulation laser systems. The Company's semiconductor-based laser systems are relatively new to the marketplace. The Company's infrared laser systems deliver invisible light to provide additional and, in some instances, improved treatments. Because many ophthalmologists and other ion-based laser systems, they may be reluctant or unwilling to convert to semiconductor-based or infrared laser systems. In addition, ophthalmic procedures are typically reimbursed by third party payers who are increasingly scrutinizing the level of reimbursement for treatment procedures. Furthermore, changes in government legislation or regulation could effect reimbursement levels. A reduction in the level of reimbursement for treatments administered with the Company's ophthalmic products would negatively impact the saleableness of such products. Dermatological procedures are typically paid for by the treated patient. Any reduction in the perceived value of such treatments would reduce the price level that dermatologists can charge and would negatively impact the saleability of such products. There can be no assurance that the Company's medical laser systems will continue to be accepted by the market. The failure of medical professionals to recommend the Company's laser systems, the introduction of improved alternative technologies or treatments, the reluctance or unwillingness of ophthalmologists or dermatologists to convert to semiconductor-based laser systems or to infrared laser systems, or reductions in treatment reimbursements would negatively impact the market acceptance of the Company's products. Any significant decline in market acceptance of the Company's products would have a material adverse effect on the Company's business, results of operations and financial condition.

     Competition. Competition in the market for devices used for ophthalmic and dermatological treatments is intense and may increase. This market is also characterized by rapid technological innovation and change, and the Company's products could be rendered obsolete as a result of future innovations. The Company's competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. In addition to other companies that manufacture photocoagulators, the Company's products compete with pharmaceutical treatments, other technologies and other surgical techniques. The Company's principal competitors in ophthalmology are Coherent, Inc., Nidek, Inc. ("Nidek"), Carl Zeiss, Inc. ("Zeiss"), Alcon International ("Alcon"), Keeler Instruments, Inc. ("Keeler") and HGM Medical Laser Systems, Inc. ("HGM"). Of these companys, most currently offer a semiconductor-based laser system in ophthalmology. The Company's principal competitors in dermatology are Laserscope and HGM, neither of which currently offers a semiconductor-based laser system in dermatology. Other competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than the Company. Such companies may also have greater name recognition than the Company and long-standing customer relationships. In addition, there can be no assurance that other medical companies, academic and research institutions or others will not develop new technologies or therapies, including medical devices, surgical procedures or pharmacological treatments and obtain regulatory approval for products utilizing such techniques that are more effective in treating the ophthalmic and dermatological conditions targeted by the Company or are less expensive than the Company's current or future products. Moreover, there can be no assurance that the Company's technologies and products would not be rendered obsolete by such developments. Any such developments could have a material adverse effect on the business, financial condition and results of operations of the Company.

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

     Dependence on International Sales. The Company derives, and expects to continue to derive, a large portion of its revenue from international sales. In 1997 and 1996, the Company's international sales were $9.4 million and $6.1 million, representing 52% and 50%, respectively, of total sales. In addition, for the three months ended July 4, 1998 and June 30, 1997, the Company's international sales were $2.2 million and $2.4 million, representing 37% and 56% respectively, of total sales. A large portion of the Company's revenues will continue to be subject to the risks associated with international sales, including fluctuations in foreign currency exchange rates, shipping delays, generally longer receivables collection periods, changes in applicable regulatory policies, international monetary conditions, domestic and foreign tax policies, trade restrictions, duties and tariffs, and economic and political instability. The recent currency devaluation in many Asian countries has had the effect of significantly increasing the purchase price of the Company's products to the Company's distributors and their customers in that region. Conversely, because certain of the Company's competitors are based in Asia, the currency devaluations may put additional downward pressures on the average selling prices of the Company's products. Product sales were lower for the affected Asian region during the first half of 1998 and the fourth quarter of 1997 primarily as a result of the currency problem. The Company expects lower sales to the Asian region to continue into 1998. Additionally, product sales to Europe were limited in the second quarter of 1998 primarily as a result of delays in receiving CE Certification. The Company received CE Certification in June 1998 and expects sales to Europe to increase during the remainder of 1998. The Company also expects revenues from international sales to continue to account for a substantial portion of its sales. Accordingly, if the Asian economic difficulties are prolonged, worsen or otherwise negatively impact the saleability of the Company's product or if other government certifications become required, these difficulties could negatively impact the Company's business, results of operations, and financial condition. While these currency and government approval factors and other factors listed above have been mitigated by product sales in other regions and in the United States, there can be no assurance that continuance or reoccurrence of the factors discussed above will not have a material adverse effect on the Company's business, financial condition or results of operations.

     Quarterly Fluctuations in Operating Results. Although the Company has been profitable on an annual and quarterly basis for the last five years, the Company's sales and operating results have varied substantially on a quarterly basis, and such fluctuations are expected to continue in future periods. The Company's operating results are affected by a number of factors, many of which are beyond the Company's control. Factors contributing to these fluctuations include the timing of the introduction and market acceptance of new products or product enhancements by the Company and its competitors, the timing of receiving government approvals or certification the cost and availability of components and subassemblies, changes in pricing by the Company and its competitors, the timing of the development and market acceptance of new applications for the Company's products, the relatively long and highly variable sales cycle for the Company's products to hospitals and other health care institutions, fluctuations in economic and financial market conditions, such as the recent currency devaluation in Asia, and resulting changes in customers' or potential customers' budgets and increased product development costs. For example, the Company's gross profits as a percentage of sales have generally declined in part as a result of increased competition which have led to decreases in average selling prices, particularly with respect to the Company's older products. Any inability to obtain adequate quantities of the critical components used in the system products would adversely impact the Company's ability to ship the OcuLight SL, OcuLight GL and the DioLite 532. In addition to these factors, the Company's quarterly results have been and are expected to continue to be affected by seasonal factors. For example, domestic sales often decline slightly prior to the meeting of the American Academy of Ophthalmology in the fourth quarter of the year. The Company manufactures its products to forecast rather than to outstanding purchase orders, and products are typically shipped shortly after receipt of a purchase order. While backlog increased in 1996 and 1997 and decreased during the three months ending July 4, 1998, the Company does not expect significant backlog in the future and the amount of backlog at any particular date is generally not indicative of its future level of sales. Although the Company's manufacturing procedures are designed to assure rapid response to customer orders, they may in certain instances create a risk of excess or inadequate inventory levels if orders do not match forecasts. The Company's expense levels are based, in part, on expected future sales. If sales levels in a particular quarter do not meet expectations, the Company may be unable to adjust operating expenses quickly enough to compensate for the shortfall, and the Company's results of operations may be adversely affected. In addition, the Company has historically made a significant portion of each quarter's product shipments near the end of the quarter. If that pattern continues, even short delays in shipment of products at the end of a quarter could have a material adverse effect on results of operations for such quarter. As a result of the above factors, sales for any future quarter are not predictable with any significant degree of accuracy and operating results in any period should not be considered indicative of the results to be expected for any future period. There can be no assurance that the Company will remain profitable in the future or that operating results will not vary significantly.

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

     Year 2000 Compliance. The Company uses a significant number of computer software programs and operating systems in its internal operations, including applications for various financial, business and administrative functions. In addition, many of the Company's suppliers use similar applications. These applications may contain source code that is unable to properly interpret calendar years beginning with the upcoming year 2000. Systems that do not properly recognize such date-sensitive information may fail or create erroneous results. Because there are no internal calendars embedded in any of the Company's products, the Company does not anticipate any problems with its products related to the Year 2000 problem will develop. The Company is currently installing a new ERP system which it believes will be fully Year 2000 compliant. Based on this and other information currently available to the Company, the Company believes that its internal systems currently are, or will be by such time as is necessary to avoid a material adverse impact on the Company, Year 2000 compliant. Also based on information thus far available to the Company, the Company does not believe that it will incur expenditures in dealing with Year 2000 issues that will have a material adverse effect on the financial condition of the Company. In addition to the risks from failure of the Company's own internal systems, the Company may also be exposed to risks from computer systems of parties with whom the Company transacts business. For example, if the internal systems of one of the Company's key suppliers developed problems such that the supplier could not deliver parts to the Company on a timely basis, the Company's financial condition could be materially adversely affected. The Company intends to work with its suppliers to ascertain what actions, if any, are needed. To date, the Company has spent approximately $250,000 on the ERP system and does not expect additional costs for the ERP system and other potential problems related to the Year 2000 problem to exceed $200,000.
There can be no assurances, however, that unknown costs necessary to update the Company's systems or address potential system interruptions of the Company's or its suppliers' systems will not have a material adverse effect on the Company's business, financial condition or results of operations.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     On June 8, 1998, the Annual Meeting of Stockholders of the Company was held in Mountain View, California. An election of Directors was held with a slate of seven candidates, Theodore Bontacoff, James Donovan, Milton Chang, Donald Hammond, William Boeger, Joshua Makower and John Nehra being elected to the Board of Directors of the Company. The slate of candidates received approximately 5,504,739 affirmative votes of shares represented and voting and approximately 4,480 shares voted against the slate. Votes withheld from any nominee and broker non-votes were counted for purposes of determining the presence or absence of a quorum.

     The stockholders also approved the adoption of the 1998 Stock Plan and the reservation of 250,000 shares of Common Stock for issuance thereunder. There were 3,097,629 shares voted for adoption, 1,042,334 shares voted against the adoption, 8,180 shares abstained and there were 1,361,076 broker non-votes. The stockholders also approved an amendment of the Company's 1995 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 75,000 shares from 100,000 shares to 175,000. There were 4,079,143 shares voted in favor of the amendment, 58,820 shares voted against the amendment, 10,180 shares abstained and there were 1,361,076 broker non-votes. The stockholders also approved an amendment of the Company's 1995 Director Option Plan to increase the number of shares of Common Stock thereunder by 60,000 shares from 100,000 shares to 160,000 shares. There were 4,051,076 shares voted in favor of the amendment, 87,587 shares voted against the amendment, 9,480 shares abstained and there were 1,361,076 broker non-votes. Additionally, the stockholders ratified the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending December 31, 1998. There were 5,501,864 shares voted in favor of the ratification, 1,300 shares voted against the ratification and 6,055 shares abstained. The affirmative vote of the holders of a majority of the Common Stock represented in person or by proxy and entitled to vote at the Annual Meeting ("Votes Cast") was needed in order to approve the foregoing proposals. Votes Cast against the proposals were counted for purposes of determining (i) the presence or absence of a quorum for the transaction of business and (ii) the number of Votes Cast with respect to each such proposal. An abstention had the same effect as a vote against the proposal. Broker non-votes were counted for purposes of determining the presence or absence of a quorum, but were not counted as Votes Cast.

ITEM 5. OTHER INFORMATION

     A Stockholder may notify the Company of its intent to raise a matter at the 1999 Annual Meeting and eliminate the Company's discretionary proxy authority over that issue by submitting a request to the Company at least 45 days prior to the month and day that the Company's prior year's proxy was mailed.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1    Financial Data Schedule

     (b)  Reports on Form 8-K

     A Report on Form 8-K was filed on June 19, 1998 to disclose that a change in the Company's fiscal year end.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       IRIDEX CORPORATION
                                       (Registrant)


Date:  August 17, 1998                 By: /s/   Robert Kamenski
                                          -----------------------------
                                          Robert Kamenski
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Principal Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT                                                                     PAGE
-------                                                                     ----
27.1        Financial Data Schedule                                          22