Form 10-Q
period 1998-10-03
IRIDEX CORP
filed 1998-11-17
CIK 1006045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                    FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended October 3, 1998

  [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

  For the Transition period from          to

                         Commission File Number: 0-27598

                               IRIDEX CORPORATION

             (Exact name of registrant as specified in its charter)


            Delaware                                      77-0210467
---------------------------------                ----------------------------
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

                     (1) Yes [X] No [ ]; (2) Yes [X ] No [ ]

The number of shares of Common Stock, $.01 par value, issued and outstanding as of November 10, 1998 was 6,506,010.

                               IRIDEX CORPORATION

                                Table of Contents

                                                                                               Page
                                                                                               ----


PART I.        FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

               Condensed Consolidated Balance Sheets as of October 3, 1998 and
               December 31, 1997                                                                  3

               Condensed Consolidated Statements of Income for the three months and nine months
               ended October 3, 1998 and September 30, 1997                                       4

               Condensed Consolidated Statements of Cash Flows for the nine months
               ended October 3, 1998 and September 30, 1997                                       5

               Notes to Condensed Consolidated Financial Statements                               6

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS                                                          8


PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS                                                                 17

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS                                         17

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES                                                   18

ITEM 4.        SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                                 18

ITEM 5.        OTHER INFORMATION                                                                 18

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                                                  18


SIGNATURE                                                                                        19

INDEX TO EXHIBITS                                                                                20

                               IRIDEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                               OCTOBER 3,      DECEMBER 31,
                                                                                  1998              1997
                                                                                --------          --------
                                ASSETS                                        (unaudited)             *
Current assets:
    Cash and cash equivalents                                                   $  2,425          $  9,900
    Available-for-sale securities                                                  7,695             3,588
    Accounts receivable, net                                                       7,503             6,057
    Inventories                                                                    6,823             3,976
    Prepaids and other current assets                                                409               451
    Deferred income taxes                                                            550               550
                                                                                --------          --------
        Total current assets                                                      25,405            24,522

    Property and equipment, net                                                    2,350             2,133
    Intangible assets                                                                 44                --
    Deferred income taxes                                                             31                31
                                                                                --------          --------
        Total assets                                                            $ 27,830          $ 26,686
                                                                                ========          ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                            $    923          $    752
    Accrued expenses                                                               1,551             2,051
    Capital lease obligations                                                          2                 3
                                                                                --------          --------
        Total current liabilities                                                  2,476             2,806
                                                                                --------          --------
Stockholders' equity:
    Common Stock                                                                      65                65
    Additional paid-in capital                                                    21,794            21,552
    Unrealized holding gains (losses) on available-for-sale securities                 7                (2)
    Retained earnings                                                              3,488             2,265
                                                                                --------          --------
        Total stockholders' equity                                                25,354            23,880
                                                                                --------          --------
        Total liabilities and stockholders' equity                              $ 27,830          $ 26,686
                                                                                ========          ========

----------------------

*Derived from the 1997 audited financial statements.


The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IRIDEX CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                -------------------------       ---------------------------
                                               October 3,    September 30,      October 3,     September 30,
                                                  1998            1997              1998            1997
                                                --------         --------         --------         --------
Sales                                           $  5,200         $  4,641         $ 17,074         $ 12,317
Cost of sales                                      2,650            1,987            7,627            5,267
                                                --------         --------         --------         --------
   Gross profit                                    2,550            2,654            9,447            7,050
                                                --------         --------         --------         --------
Operating expenses:
     Research and development                        725              422            1,948            1,314
     Selling, general and administrative           1,892            1,458            6,027            4,182
                                                --------         --------         --------         --------
        Total operating expenses                   2,617            1,880            7,975            5,496
                                                --------         --------         --------         --------
Income (loss) from operations                        (67)             774            1,472            1,554
Other income, net                                    132              157              380              472
                                                --------         --------         --------         --------
   Income before provision for
      income taxes                                    65              931            1,852            2,026
Provision for income taxes                           (22)            (335)            (629)            (731)
                                                --------         --------         --------         --------
        Net income                              $     43         $    596         $  1,223         $  1,295
                                                ========         ========         ========         ========

Net income per common share                     $   0.01         $   0.09         $   0.19         $   0.20
                                                ========         ========         ========         ========
Net income per common share -
        assuming dilution                       $   0.01         $   0.09         $   0.18         $   0.19
                                                ========         ========         ========         ========

Shares used in per common share
        calculation                                6,485            6,427            6,473            6,390
                                                ========         ========         ========         ========

Shares used in per common share -
          assuming dilution calculation            6,703            6,849            6,797            6,719
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

                                        IRIDEX CORPORATION
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (IN THOUSANDS)
                                            (UNAUDITED)

                                                                                NINE MONTHS ENDED
                                                                          ----------------------------
                                                                           OCTOBER 3,    SEPTEMBER 30,
                                                                          -----------    -------------
                                                                             1998            1997
                                                                          -----------    -------------
Cash flows from operating activities:
   Net income                                                              $  1,223         $  1,295
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                               507              261
     Provision for doubtful accounts                                            (20)              10
     Changes in operating assets and liabilities:
       Accounts receivable                                                   (1,426)            (108)
       Inventories                                                           (2,847)          (1,402)
       Prepaids and other current assets                                         42             (361)
       Accounts payable                                                         171              491
       Accrued expenses                                                        (500)            (272)
                                                                           --------         --------
   Net cash used in operating activities                                     (2,850)             (86)
                                                                           --------         --------
Cash flows from investing activities:
   Purchases of available-for-sale securities                                (7,670)          (4,790)
   Proceeds from sale and maturity of available-for-sale securities           3,572            1,621
   Purchase of intangible assets                                                (44)              --
   Acquisition of property and equipment                                       (724)          (1,679)
                                                                           --------         --------
   Net cash used in investing activities                                     (4,866)          (4,848)
                                                                           --------         --------
Cash flows from financing activities:
   Payment on capital lease obligations                                          (1)              (5)
   Issuance of common stock, net                                                242              237
                                                                           --------         --------
   Net cash provided by financing activities                                    241              232
                                                                           --------         --------
   Net (decrease) in cash and cash  equivalents                              (7,475)          (4,702)
Cash and cash equivalents at beginning of period                              9,900           14,107
                                                                           --------         --------

Cash and cash equivalents at end of period                                 $  2,425         $  9,405
                                                                           ========         ========



 The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IRIDEX CORPORATION
                             CONDENSED CONSOLIDATED
                          NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The condensed consolidated financial statements at October 3, 1998 and for the three and nine month periods then ended are unaudited (except for the balance sheet information as of December 31, 1997, which is derived from the Company's audited financial statements) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K and Form 10-Q, which were filed with the Securities and Exchange Commission on March 31, 1998 and August 17, 1998, respectively. The results of operations for the three and nine month periods ended October 3, 1998 are not necessarily indicative of the results for the year ending January 2, 1999, or any future interim period.

2.  RECLASSIFICATIONS

Certain prior quarters and year amounts have been reclassified to conform with the current year presentation. The reclassification had no impact on previously reported income from operations or net income.

3.  INVENTORIES COMPRISE: (IN THOUSANDS)


                                        OCTOBER 3,   DECEMBER 31,
                                           1998          1997
                                       -----------   ------------
                                       (UNAUDITED)

Raw materials and work in progress        $4,236        $2,579
Finished goods                             2,587         1,397
                                          ------        ------
Total inventories                         $6,823        $3,976
                                          ======        ======


4. COMPUTATION OF NET INCOME PER COMMON SHARE AND PER COMMON SHARE - ASSUMING DILUTION

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," and the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 98 and, accordingly, all prior periods have been restated. Net income per common share is computed using the weighted average number of shares of common stock outstanding. Net income per common share-assuming dilution is computed using the weighted average number of shares of common stock and dilutive Common equivalent shares from stock options. The Company has determined that no incremental shares should be included in the computations of earnings per share in accordance with Staff Accounting Bulletin No. 98.

In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of net income per common share and net income per common share-assuming dilution is provided as follows (in thousands, except per share amounts):

                                                                  Three Months Ended                   Nine Months Ended
                                                             ---------------------------        -------------------------------
                                                             October 3,     September 30,        October 3,       September 30,
                                                                1998            1997               1998               1997
                                                                ----            ----               ----               ----
                                                             (unaudited)     (unaudited)        (unaudited)        (unaudited)
Numerator -- Net income per common share and per
  common share -- assuming dilution
Net income .................................................    $   43            $  596            $1,223            $1,295
                                                                ======            ======            ======            ======
Denominator -- Net income per common share
    Weighted average common stock outstanding ..............     6,485             6,427             6,473             6,390
                                                                ------            ------            ------            ------
Net income per common share ................................    $  .01            $  .09            $  .19            $  .20
                                                                ======            ======            ======            ======
Denominator -- Net income per common share --
assuming dilution
  Weighted average common stock outstanding ................     6,485             6,427             6,473             6,390
Effect of dilutive securities
  Weighted average common stock options ....................       218               422               324               329
Total weighted average stock and options outstanding .......     6,703             6,849             6,797             6,719
                                                                ======            ======            ======            ======
Net income per common share -- assuming dilution ...........    $  .01            $  .09            $  .18            $  .19
                                                                ======            ======            ======            ======


        During the three months ended October 3, 1998 and September 30, 1997, options to purchase 612,791 and 21,782 shares, respectively, at weighted average exercise prices of $7.92 and $14.04 per share, respectively, were outstanding, but were not included in the computations of net income per common share-assuming dilution because the exercise price of the related options exceeded the market price of the common shares. These options could dilute earnings per share in future periods.

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

                              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those set forth in such forward-looking statements as a result of the factors set forth under "Factors Affecting Operating Results" and other risks detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and Form 10-Q filed with the Securities and Exchange Commission and detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

        The following table sets forth the percentage of net sales of certain items in the Company's income statement for the periods indicated.


                                                       THREE MONTHS ENDED                        NINE MONTHS ENDED
                                               ----------------------------------         --------------------------------
                                               OCTOBER 3,           SEPTEMBER 30,         OCTOBER 3,         SEPTEMBER 30,
                                                  1998                   1997                 1998                  1997
                                                 -------              -------              -------              -------
Sales                                              100.0%               100.0%               100.0%               100.0%
Cost of sales                                       51.0                 42.8                 44.7                 42.8
        Gross profit                                49.0                 57.2                 55.3                 57.2
Operating expenses:
    Research and development                        13.9                  9.1                 11.4                 10.7
    Sales, general and administrative               36.4                 31.4                 35.3                 33.9
                                                 -------              -------              -------              -------
        Total operating expenses                    50.3                 40.5                 46.7                 44.6
                                                 -------              -------              -------              -------

Income (Loss) from operations                       (1.3)                16.7                  8.6                 12.6
Other income, net                                    2.5                  3.4                  2.2                  3.8
                                                 -------              -------              -------              -------
Income before provision for income taxes             1.2                 20.1                 10.8                 16.4
Provision for income taxes                          (0.4)                (7.3)                (3.6)                (5.9)
                                                 -------              -------              -------              -------
Net income                                           0.8%                12.8%                 7.2%                10.5%
                                                 =======              =======              =======              =======


        Sales. Sales increased 12% to $5.2 million for the three months ended October 3, 1998 from $4.6 million for the three months ended September 30, 1997. Sales increased 39% to $17.1 million for the nine months ended October 3, 1998 from $12.3 million for the nine months ended September 30, 1997. The growth in sales was primarily attributable to increased unit volume as the Company expanded its product offerings and broadened its customer base. Domestic sales of $3.4 million accounted for 65% of sales for the three months ended October 3, 1998 compared to $1.9 million or 40% of sales in the comparable 1997 period. The increase in domestic sales was attributable primarily to sales of ophthalmology products. In addition, increased domestic sales resulted in higher average selling prices as domestic sales are primarily sold by employee sales representatives at higher average selling prices than to the Company's international distributors. International sales of $1.8 million in the three months ended October 3, 1998 decreased from $2.8 million in the comparable 1997 period. The decrease in international sales was primarily attributable to a reduction in sales to many Asian region countries which continue to experience economic uncertainty. The Company expects lower sales from many countries in the Asia region to continue through the end of 1998 and next year. The Company expects revenues from international sales to continue to account for a substantial portion of its sales. There can be no assurance that further economic uncertainty in the Asia region and other factors discussed above will not have a material adverse effect on the Company's business, financial condition or results of operations.

        Gross Profit. The Company's gross profit decreased 4% to $2.6 million for the three months ended October 3, 1998 from $2.7 million for the three months ended September 30, 1997. For the nine months ended October 3, 1998, the Company's gross profit increased 34% to $9.4 million as compared to $7.1 million for the comparable period in 1997. Gross profit as a percentage of net sales for the three months ended October 3, 1998 decreased to 49.0%, compared to 57.2% for the three months ended September 30, 1997, due primarily to proportionately higher overhead costs of production. In addition, ongoing competitive pressure on the prices of the Company's products resulted in a decline in average selling prices. The Company's newer products such as the OcuLight GLx will cost more to build due to advances in technology but are expected to be sold with higher average selling prices. The Company expects to begin shipping the OcuLight GLx in the fourth quarter of 1998. The Company intends to continue its efforts to reduce the cost of components and the costs associated with new product introductions, and expects its gross profit to continue to fluctuate due to changes in the relative proportions of domestic and international sales, costs associated with additional new product introductions, pricing, volumes and a variety of other factors.

        Research and Development. Research and development expenses increased by 72% to $0.7 million for the three months ended October 3, 1998 from $0.4 million for the three months ended September 30, 1997, and increased as a percentage of net sales to 14% for the three months ended October 3, 1998 from 9% of net sales for the comparable prior year three-month period ended September 30, 1997. For the nine months ended October 3, 1998, research and development expenses increased 48% to $2.0 million as compared to $1.3 million for the nine months ended September 30, 1997. The increase in absolute dollars in research and development expenses during this period was primarily attributable to an increase in personnel as the Company continued to strengthen its product development efforts. The Company expects these expenses for research and development to continue to increase in absolute dollars during the remainder of 1998 in connection with new product development activities.

        Sales, General and Administrative. Sales, general and administrative expenses increased by 30% to $1.9 million for the three months ended October 3, 1998 from $1.5 million for the three months ended September 30, 1997, and increased as a percentage of net sales to 36% for the three months ended October 3, 1998 from 31% for the comparable prior year three-month period. For the nine months ended October 3, 1998, sales, general and administrative expenses increased by 44% to $6.0 million from $4.2 million for the nine months ended September 30, 1997. The increase in absolute dollars in sales, general and administrative expenses was primarily due to the hiring of additional sales, marketing and administrative employees to address new opportunities and support expanding unit volumes. Furthermore, the increase in domestic sales caused an associated increase in direct selling expenses due to certain selling costs that vary directly with the level of sales. In addition, during the three months ended October 3, 1998, the Company completed full scale implementation of a new company-wide enterprise resource planning ("ERP") system. The Company expects sales, general and administrative expenses to continue to increase during the balance of 1998 to support the increasing unit shipment volumes, additional sales employees and promotional activities.

        Income Taxes. The Company's effective tax rate for the three and nine months ended October 3, 1998 was 34%. This rate differs from the federal statutory rate primarily due to state income taxes, offset by the utilization of tax credits, non-taxable available-for-sale security investments and tax benefits from the Company's foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

        At October 3, 1998, the Company's primary sources of liquidity included cash and cash equivalents and available-for-sale securities of $10.1 million. During the nine months ended October 3, 1998, the Company used $2.9 million in operating activities. Uses of cash included increases in inventories of $2.8 million and accounts receivables of $1.4 million, and decreases in accrued expenses of $0.5 million offset by net income of $1.2 million, depreciation of $0.5 million and increases in accounts payable of $0.2 million. The increase in inventory is primarily due to increased finished goods inventory and raw materials for newer products such as the OcuLight GLx. The Company used $4.9 million in investing activities during the nine months ended October 3, 1998, primarily from the net purchase of $4.1 million of available-for-sale securities and by the acquisition of $0.8 million of property and equipment and intangible assets. Net cash provided by financing activities during the nine months ended October 3, 1998 was $0.2 million, which consisted primarily of proceeds from the issuance of stock. The Company believes that, based on current estimates, its current cash and cash equivalents, and available-for-sale securities will be sufficient to meet its anticipated cash requirements through 1999.

YEAR 2000 COMPLIANCE

        The Company uses a significant number of computer software programs and operating systems in its internal operations, including applications for various financial, business and administrative functions. In addition, many of the Company's suppliers use similar applications. These applications may contain source code that is unable to properly interpret calendar years beginning with the upcoming year 2000. Systems that do not properly recognize such date-sensitive information may fail or create erroneous results. Because there are no internal calendars embedded in any of the Company's products, the Company does not anticipate any problems with its products related to the Year 2000 problem. Based on information currently available to the Company, the Company believes that its internal systems currently are, or will be by such time as is necessary to avoid a material adverse impact on the Company, Year 2000 compliant. Also based on information thus far available to the Company, the Company does not believe that it will incur expenditures in dealing with Year 2000 issues that will have a material adverse effect on the financial condition of the Company. In addition to the risks from failure of the Company's own internal systems, the Company may also be exposed to risks from computer systems of parties with whom the Company transacts business. For example, if the internal systems of one of the Company's key suppliers developed problems such that the supplier could not deliver parts to the Company on a timely basis, the Company's financial condition could be materially adversely affected. The Company intends to work with its suppliers to ascertain what actions, if any, are needed. The Company does not expect additional costs for problems related to the Year 2000 problem to exceed $100,000. There can be no assurances, however, that unknown costs necessary to update the Company's systems or address potential system interruptions of the Company's or its suppliers' systems will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

        Competition. Competition in the market for devices used for ophthalmic and dermatological treatments is intense and may increase. This market is also characterized by rapid technological innovation and change, and the Company's products could be rendered obsolete as a result of future innovations. The Company's competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. In addition to other companies that manufacture photocoagulators, the Company's products compete with pharmaceutical treatments, other technologies and other surgical techniques. The Company's principal competitors in ophthalmology are Coherent, Inc., Nidek, Inc. ("Nidek"), Carl Zeiss, Inc. ("Zeiss"), Alcon International ("Alcon"), Keeler Instruments, Inc. ("Keeler") and HGM Medical Laser Systems, Inc. ("HGM"). Of these companies, most currently offer a semiconductor-based laser system in ophthalmology. The Company's principal competitors in dermatology are Laserscope and HGM, neither of which currently offers a semiconductor-based laser system in dermatology. Other competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than the Company. Such companies may also have greater name recognition than the Company, broader product offerings and long-standing customer relationships. In addition, there can be no assurance that other medical companies, academic and research institutions or others will not develop new technologies or therapies, including medical devices, surgical procedures or pharmacological treatments and obtain regulatory approval for products utilizing such techniques that are more effective in treating the ophthalmic and dermatological conditions targeted by the Company or are less expensive than the Company's current or future products. Moreover, there can be no assurance that the Company's technologies and products would not be rendered obsolete by such developments. Any such developments could have a material adverse effect on the business, financial condition and results of operations of the Company.

        Risks of Manufacturing and Dependence on Key Manufacturers and Suppliers. The manufacture of the Company's infrared and visible light semiconductor-based photocoagulator medical laser systems and the related delivery devices is a highly complex and precise process which requires the integration of components with unique characteristics. Accordingly, problems may occur in the manufacture of the Company's products which could prevent shipping of some products or could result in reduced bookings, manufacturing rework costs, delays in collecting accounts receivable, additional service and warranty costs and a decline in the Company's competitive position. There can be no assurance that the Company will be able to continue to manufacture its existing products or future products on a cost-effective and timely basis. Although the Company assembles critical subassemblies as well as the final product at its facility in Mountain View, California, the Company relies on third parties to manufacture substantially all of the components used in its products. There are risks associated with the use of independent manufacturers, availability of or delays in obtaining adequate supplies of components such as optics and laser diodes and potentially reduced control of quality, production costs and the timing of delivery. The Company has qualified two or more sources for most of the components used in its products. However, certain of the Company's products remain significantly dependent on sole source suppliers. Certain diodes purchased from SDL, Inc. ("SDL") were not readily available from other suppliers until the second quarter of 1997. During 1996 and the first quarter of 1997, the Company experienced delays in its manufacturing of the OcuLight GL because of the inability of SDL to deliver components in volume and on a timely basis. The Company continues to work with this supplier to ensure such difficulties do not recur. During the first quarter of 1997, the Company qualified Opto Power as a second source of this diode component. Because laser diode components are extremely complex and difficult to manufacture, there can be no assurance that the Company's suppliers of such components will be able to deliver components in sufficient quantities to meet the Company's requirements on a timely basis. Similar manufacturing issues or delays in the delivery of other key components of the Company's products could also have a material adverse impact on the Company. The Company does not have long-term or volume purchase agreements with any of its suppliers and currently purchases components on a purchase order basis. No assurance can be given that these components will be available in the quantities required by the Company, on reasonable terms, or at all. Establishing its own capabilities to manufacture these components would require significant scale-up expenses and additions to facilities and personnel and could significantly decrease the Company's profit margins. The Company's inability to obtain components as required at a reasonable cost, or at all, would have a material adverse affect on the Company's business, results of operations and financial condition.

        Dependence on International Sales. The Company derives, and expects to continue to derive, a large portion of its revenue from international sales. In 1997 and 1996, the Company's international sales were $9.4 million and $6.1 million, representing 52% and 50%, respectively, of total sales. In addition, for the three months ended October 3, 1998 and September 30, 1997, the Company's international sales were $1.8 million and

$2.8 million, representing 35% and 60% respectively, of total sales. A large portion of the Company's revenues will continue to be subject to the risks associated with international sales, including fluctuations in foreign currency exchange rates, shipping delays, generally longer receivables collection periods, changes in applicable regulatory policies, international monetary conditions, domestic and foreign tax policies, trade restrictions, duties and tariffs, and economic and political instability. The recent currency devaluation in many Asian countries has had the effect of significantly increasing the purchase price of the Company's products to the Company's distributors and their customers in that region. Conversely, because certain of the Company's competitors are based in Asia, the currency devaluations may put additional downward pressures on the average selling prices of the Company's products. Product sales were lower for the affected Asian region during the first nine months of 1998 and the fourth quarter of 1997 primarily as a result of the currency devaluation problem. The Company expects lower sales to the Asian region to continue into 1999. However, the Company also expects revenues from international sales to continue to account for a substantial portion of its sales. Accordingly, if the Asian economic difficulties are prolonged, worsen or otherwise negatively impact the salability of the Company's product or if other government certifications become required, these difficulties could negatively impact the Company's business, results of operations, and financial condition. While these currency and government approval factors and other factors listed above have been mitigated by product sales in other regions and in the United States, there can be no assurance that continuance or reoccurrence of the factors discussed above will not have a material adverse effect on the Company's business, financial condition or results of operations.

        Quarterly Fluctuations in Operating Results. Although the Company has been profitable on an annual and quarterly basis for the last five years, the Company's sales and operating results have varied substantially on a quarterly basis, and such fluctuations are expected to continue in future periods. The Company's operating results are affected by a number of factors, many of which are beyond the Company's control. Factors contributing to these fluctuations include the timing of the introduction and market acceptance of new products or product enhancements by the Company and its competitors, the timing of receiving government approvals or certification, the cost and availability of components and subassemblies, changes in pricing by the Company and its competitors, the timing of the development and market acceptance of new applications for the Company's products, the relatively long and highly variable sales cycle for the Company's products to hospitals, other health care institutions and governmental agencies, fluctuations in economic and financial market conditions, such as the recent currency devaluation in Asia, and resulting changes in customers' or potential customers' budgets and increased product development costs. For example, the Company's gross profits as a percentage of sales have generally declined in part as a result of increased competition which has led to decreases in average selling prices, particularly with respect to the Company's older products. Any inability to obtain adequate quantities of the critical components used in the system products would adversely impact the Company's ability to ship the OcuLight SL, SLx, GL and GLx and the DioLite 532. In addition to these factors, the Company's quarterly results have been and are expected to continue to be affected by seasonal factors. For example, domestic sales often decline slightly prior to the meeting of the American Academy of Ophthalmology in the fourth quarter of the year. The Company manufactures its products to forecast rather than to outstanding purchase orders, and products are typically shipped shortly after receipt of a purchase order. While backlog increased in 1997, it decreased during the nine months ending October 3, 1998. The Company does not expect significant backlog in the future and the amount of backlog at any particular date is generally not indicative of its future level of sales. Although the Company's manufacturing procedures are designed to assure rapid response to customer orders, they may in certain instances create a risk of excess or inadequate inventory levels if orders do not match forecasts. The Company's expense levels are based, in part, on expected future sales. If sales levels in a particular quarter do not meet expectations, the Company may be unable to adjust operating expenses quickly enough to compensate for the shortfall, and the Company's results of operations may be adversely affected. In addition, the Company has historically made a significant portion of each quarter's product shipments near the end of the quarter. If that pattern continues, even short delays in shipment of products at the end of a quarter could have a material adverse effect on results of operations for such quarter. As a result of the above factors, sales for any future quarter are not predictable with any significant degree of accuracy and operating results in any period should not be considered indicative of the results to be expected for any future period. There can be no assurance that the Company will remain profitable in the future or that operating results will not vary significantly.

        Dependence on Development of New Products and New Applications. The Company's future success is dependent upon, among other factors, its ability to develop, obtain regulatory approval, manufacture and introduce on a timely and cost-effective basis as well as successfully sell and achieve market acceptance of new products and applications and enhanced versions of existing products. The extent of, and rate at which, market acceptance and penetration are achieved by future products, is a function of many variables, including price, safety, efficacy, reliability, marketing and sales efforts, the development of new applications for these products and general economic conditions affecting purchasing patterns. Even if the Company's products achieve clinical acceptance, there can be no assurance that the Company can successfully manage the introduction of such products into the ophthalmic, dermatological or other markets. The Company expects to begin shipping the OcuLight GLx in the fourth quarter of 1998. The failure of the Company to successfully develop and introduce new products or enhanced versions of existing products could have a material adverse effect on the Company's business, operating results and financial condition. The Company is seeking to expand the market for its existing and new products by working with clinicians and third parties to identify new applications for its products, validating new procedures which utilize its products and responding more effectively to new procedures. There can be no assurance that the Company's efforts to develop new applications for its products will be successful, that it can obtain regulatory approvals to use its products in new clinical applications in a timely manner, or at all, or gain satisfactory market acceptance for such new applications. Failure to develop and achieve market acceptance of new applications or new products would have a material adverse effect on the Company's business, results of operations and financial condition.

        Management of Growth. With the introduction of new products, the Company has recently experienced, and may continue to experience growth in production, the number of employees, the scope of its business, its operating and financial systems and the geographic area of its operations. This growth has resulted in new and increased responsibilities for management personnel and has placed and continues to place a significant strain upon the Company's management, operating, inventory and financial systems and resources. To accommodate recent growth and to compete effectively and manage future growth, if any, the Company has been required to continue to implement and improve operational, financial and management information systems, procedures and controls and to expand, train, motivate and manage its work force. The Company implemented a new enterprise resource planning ("ERP") system to run the Company's business transaction processes. The installation and implementation of this new system was completed in the third quarter of 1998. The transition to the ERP system is a highly complex and technical process, and it is not uncommon for companies engaged in such a transition to experience unexpected delays and technical problems. There can be no assurance that the Company has successfully implemented the ERP system, and difficulties encountered after the implementation process could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's future success will depend on the successful implementation of these systems as well as on the ability of its current and future executive officers to operate effectively, both independently and as a group. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's existing and future operations. Any failure to implement and improve the Company's operational, financial and management systems or to expand, train, motivate or manage employees could have a material adverse effect on the Company's business, results of operations and financial condition.

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

        Government Regulation. The medical devices marketed and manufactured by the Company are subject to extensive regulation by the Food and Drug Administration ("FDA") and by foreign and state governments. Pursuant to the FDA Act and the regulations promulgated thereunder, the FDA regulates the design, development, clinical testing, manufacture, labeling, sale, distribution and promotion of medical devices. Before a new device can be introduced into the market, the manufacturer must obtain market clearance through either the 510(k) premarket notification process or the lengthier premarket approval ("PMA") application process. Obtaining these approvals can take a long time and delay the introduction of a product. For example, the introduction of the OcuLight GL in the United States was delayed about three months from the Company's expectations due to the longer than expected time period required to obtain FDA premarket clearance. In addition, the Company's products must comply with the regulatory requirements of each country in which the Company's products are sold. Noncompliance with applicable requirements, including the FDA's quality System Regulations, can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company. The failure of the Company to obtain government approvals or any delays in receipt of such approvals would have a material adverse effect on the Company's business, results of operations and financial condition.

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

        Year 2000 Compliance. The Company uses a significant number of computer software programs and operating systems in its internal operations, including applications for various financial, business and administrative functions. In addition, many of the Company's suppliers use similar applications. These applications may contain source code that is unable to properly interpret calendar years beginning with the upcoming year 2000. Systems that do not properly recognize such date-sensitive information may fail or create erroneous results. Because there are no internal calendars embedded in any of the Company's products, the Company does not anticipate any problems with its products related to the Year 2000 problem. Based on information currently available to the Company, the Company believes that its internal systems currently are, or will be by such time as is necessary to avoid a material adverse impact on the Company, Year 2000 compliant. Also based on information thus far available to the Company, the Company does not believe that it will incur expenditures in dealing with Year 2000 issues that will have a material adverse effect on the financial condition of the Company. In addition to the risks from failure of the Company's own internal systems, the Company may also be exposed to risks from computer systems of parties with whom the Company transacts business. For example, if the internal systems of one of the Company's key suppliers developed problems such that the supplier could not deliver parts to the Company on a timely basis, the Company's financial condition could be materially adversely affected. The Company intends to work with its suppliers to ascertain what actions, if any, are needed. The Company does not expect additional costs for problems related to the Year 2000 problem to exceed $100,000. There can be no assurances, however, that unknown costs necessary to update the Company's systems or address potential system interruptions of the Company's or its suppliers' systems will not have a material adverse effect on the Company's business, financial condition or results of operations.

PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

               None.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

               None.

ITEM 3.        DEFAULT UPON SENIOR SECURITIES

               None.

ITEM 4.        SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

               None.

ITEM 5.        OTHER INFORMATION

        On October 27, 1998 the Board of Directors approved an amendment to the Company's Bylaws (i) to add an "advance notice" bylaw governing the requirement of prior notice for stockholder proposals being submitted for Annual and Special meeting and (ii) to eliminate the ability of stockholders holding an aggregate of not less than 10% of the Company's stock to call special stockholder meetings. The "advance notice" provision reflects recent amendments to Rules 14a-4 and 14a-8 under the Securities Exchange Act of 1934. The amended and restated Bylaws are attached hereto as Exhibit 3.1.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

               3.1    Amended and Restated Bylaws

               27.1   Financial Data Schedule

        (b)    Reports on Form 8-K

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            IRIDEX CORPORATION
                                            (Registrant)


Date:  November 16, 1998                           By: /s/   Robert Kamenski
                                                       -------------------------
                                                   Robert Kamenski
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Principal Accounting Officer)

                                INDEX TO EXHIBITS



  EXHIBIT                                                             PAGE

   3.1         Amended and Restated Bylaws

  27.1         Financial Data Schedule