Form 10-K405
period 1999-01-02
IRIDEX CORP
filed 1999-04-01
CIK 1006045

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 2, 1999

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

                              --------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $0.01 Par Value

                              --------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 22, 1999, was approximately $13,334,160 based on the closing price reported for such date on the Nasdaq National Market System. For purposes of this disclosure shares of Common Stock held by each executive officer and director and by each holder of 5% or more of the outstanding shares of Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of March 22, 1999, Registrant had 6,528,096 shares of Common Stock outstanding.

                              --------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

        Parts of the Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

===============================================================================

Table of Contents                                                                         Page No.
Part I
        Item 1.   Business.......................................................................1
        Item 2.   Properties....................................................................14
        Item 3.   Legal Proceedings.............................................................15
        Item 4.   Submission of Matters to a Vote of Security Holders...........................15

Part II
        Item 5.   Market for Registrants' Common Equity and Related Stockholder Matters.........15
        Item 6.   Selected Financial Data.......................................................16
        Item 7.   Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.................................................................17
        Item 7A.  Quantitative and Qualitative Disclosure about Market Risk.....................27

        Item 8.   Financial Statements and Supplementary Data...................................28
        Item 9.   Disagreements on Accounting and Financial Disclosure..........................47

Part III
        Item 10.  Directors and Executive Officers of the Registrant............................49
        Item 11.  Executive Compensation........................................................49
        Item 12.  Security Ownership of Certain Beneficial Owners and Management................49
        Item 13.  Certain Relationships and Related Transactions................................49

Part IV
        Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...............50

Signatures......................................................................................52

                                     PART I

        This Annual Report on Form 10-K (The "Annual Report") contains certain forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended, (The "Exchange Act"), including statements that indicate what the Company "believes," "expects" and "anticipates" or similar expressions. These statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the information contained under the captions "Part I, Item 1, Business," and Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report. This reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this Annual Report. The Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements. The reader is strongly urged to read the information set forth under the captions Part I, Item 1, "Business," and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed description of these significant risks and uncertainties.

ITEM 1.  BUSINESS

GENERAL

        IRIDEX Corporation ("IRIDEX") is the leading worldwide provider of semiconductor-based laser systems used to treat eye diseases in ophthalmology and skin lesions in dermatology. Our products are sold in the United States predominantly through a direct sales force and internationally through 65 independent distributors into 74 countries. We market our products using three brand names: IRIS Medical to the ophthalmology market, IRIDERM to the dermatology market, and Light Solutions to the research market.

        Our ophthalmology products treat eye diseases, including the three leading causes of irreversible blindness. The current family of ophthalmology laser systems includes the IRIS Medical OcuLight SL, OcuLight SLx, OcuLight GL and OcuLight GLx Laser Photocoagulation systems (each an "OcuLight System"). Our dermatology products treat skin diseases, primarily vascular and pigmented lesions. In June 1997, we launched the IRIDERM DioLite 532 Laser System to address the dermatology market. The DioLite 532 Laser System is sold primarily for office-based use by dermatologists. Each ophthalmic and dermatology system consists of a small, portable laser console and interchangeable delivery devices. We believe that our semiconductor-based systems are more portable, economical, reliable and flexible than competing systems which use traditional vacuum tube-based technology. Since our first shipment in 1990, more than 2,500 IRIDEX medical laser systems have been sold worldwide, primarily for hospital and office-based use by ophthalmologists and dermatologists.

        IRIDEX Corporation was incorporated in California in February 1989 as IRIS Medical Instruments, Inc. In 1996, we changed our name to IRIDEX Corporation and reincorporated in Delaware. We conduct most of our business through our wholly-owned operating subsidiary, IRIS Medical Instruments, Inc. Our executive offices are located at 1212 Terra Bella Avenue, Mountain View, California 94043-1824, and our telephone number is (650) 940-4700. As used in this Form 10-K, the terms "Company," "IRIDEX," "we," "us" and "our" refer to IRIDEX Corporation, a Delaware corporation, and, when the context so requires, our wholly owned subsidiaries, IRIS Medical Instruments, Inc. and Light Solutions Corporation, both California corporations and IRIDEX Foreign Sales Corporation, a Barbados corporation, and our dermatology division IRIDERM.

THE IRIDEX STRATEGY

        We are one of the worldwide leaders in developing, manufacturing, marketing and selling innovative and cost-effective medical laser systems. The key elements of our strategy are:

        Broaden Product Lines by Leveraging Existing Technology. In 1996, we introduced a new visible laser system, the OcuLight GL, for ophthalmology. In 1997, we introduced the DioLite 532, based on the same visible light technology as the OcuLight GL, for the dermatology market. In 1998, we introduced the OcuLight GLx, a new version of the OcuLight GL, with increased power and delivery device capability. The characteristics of these new products are similar to those which have made our previous products successful, such as low cost ownership, reliability and portability.

        Develop and Validate New Applications. We seek to develop and validate treatments that are less costly, reduce complications and achieve better clinical results than existing treatments. Our products are currently being used in multiple studies in the United States and internationally to demonstrate the clinical benefits of its technology in treatment. Examples of these studies include several studies to treat different stages of age-related macular degeneration and international studies which are evaluating the use of our G-Probe as a primary treatment for glaucoma. We announced in March 1999 that a pilot study on age-related macular degeneration (AMD) produced results demonstrating that lipid deposits, drusen, associated with dry AMD were eliminated or reduced significantly and visual acuity were significantly improved by using our OcuLight infrared laser photocoagulators.

        Continue to Enhance Products. One of our core strengths has been our regular introduction of new delivery devices and product upgrades to enhance the benefits of our laser systems. In September 1998, we introduced our next generation of portable Slit Lamp Adaptors, which offer superior viewing ability with new UltraView optics combined with precision laser beam steering using a new self-centering micromanipulator. We intend to continue our investment in research and development to improve the performance of our systems. We also intend to develop additional technologies which can more cost effectively address the needs of the ophthalmic and dermatology markets. To enhance our research and development efforts, we collaborate with an extensive network of academic leaders who provide input and advice, as well as assist in validating the efficacy of new products and applications.

        Expand Medical Practice Versatility. We provide products that allow ophthalmologists to expand their practice by increasing the offering of delivery services available to physicians and adding to the clinical procedures that can be performed in the ophthalmologist's office. In September 1998, we obtained clearance from the FDA for a Dermatology Kit which allows our OcuLight GL laser photocoagulator, which is currently used by ophthalmologists to treat a variety of eye diseases, to also treat vascular and pigmented skin lesions.

        Provide Total Disease Management. We intend to pursue both therapeutic and adjunctive diagnostic systems. An adjunctive diagnostic system is used either to screen and identify more patients who require therapy or objectively assess the adequacy of therapy. We believe that a significant opportunity exists to provide diagnostic equipment to the ophthalmic and optometric communities. We intend to pursue our entrance into this diagnostic market through both internal development and selected acquisitions. By pursuing therapeutic and diagnostic systems, we intend to provide total disease management.

        Develop New Markets through Strategic Alliances. We intend to establish strategic alliances in order to expedite and lower the cost of developing and bringing to market new products, both to the ophthalmology and dermatology markets and to markets not currently addressed by our products. Through these alliances, we will seek access to technologies that we do not currently possess. In May 1996, we signed a Development and Distribution Agreement with Miravant Medical Technologies, formerly known as PDT, Inc. ("Miravant"), a company engaged in the development of photodynamic drugs and applications, to provide lasers to activate certain photodynamic drugs developed by Miravant.

PRODUCTS

        We utilize a systems approach to product design. Each system includes a console, which generates the laser energy, and a number of interchangeable peripheral delivery devices, including disposable delivery devices, for use in specific clinical applications. This approach allows our customers to purchase a basic system and add additional delivery devices as their needs expand or as we develop new applications. This systems approach also brings economies-of-scale to our product development and manufacturing efforts since each application does not require the design and manufacture of complete stand-alone products. Our primary non-disposable products range in price from $2,500 to $50,000.

        Consoles. Our laser consoles incorporate the economic and technical benefits of semiconductor laser technology, which is the basis of our semiconductor-based laser systems.

        Infrared Photocoagulator Consoles. These OcuLight photocoagulator consoles are available in two infrared output power ranges: the OcuLight SL at 2 Watts and the OcuLight SLx at 3 Watts. Each console weighs 14 pounds, has dimensions of 4"H x 12"W x 12"D, draws a maximum of 60 Watts of wall power, and requires no external air or water cooling.

        Veterinary Infrared Console. Introduced in 1994, the DioVet laser system is used by veterinary ophthalmologists worldwide to treat glaucoma, retinal disorders, and tumors in dogs, cats, horses and other animals. The laser's 810 nm wavelength enables transscleral glaucoma and retinal procedures that are less traumatic and painful that cryotherapy while providing greater accuracy to the treatment area. The small size of the DioVet allows easy transport to multiple clinics or remote locations.

        Visible Photocoagulator Consoles. In September 1996, we introduced a new semiconductor-based photocoagulator, the OcuLight GL, which delivers visible laser light. In June 1997, we launched a dermatology product, the DioLite 532, also based on visible semiconductor-based technology. In January 1999 we shipped a new version on the OcuLight GL, the OcuLight GLx, with increased power and delivery device capability. These consoles weigh 15 pounds, have dimensions of 6"H x 12"W x 12"D, draw a maximum of 300 Watts of wall power and require no external air or water cooling.

        Peripheral Delivery Devices. Our versatile family of consoles and delivery devices has been designed to allow the addition of new capabilities with a minimal incremental investment. A user adds capabilities by simply purchasing a new interchangeable delivery device. We have developed both disposable and nondisposable delivery devices and expect to continue to develop additional devices.

        Ophthalmic Delivery Devices:

        TruFocus Laser Indirect Ophthalmoscope. The indirect ophthalmoscope is worn on the physician's head and is used to treat peripheral retinal disorders, particularly in infants or adults requiring treatment in the supine position. This product can be used both for diagnosis and treatment at the point-of-care.

        Slit Lamp Adapter. These adapters allow the physician to utilize a standard slit lamp for both diagnosis and treatment. A slit lamp adapter can be installed by the doctor in several minutes converting over 50 variations of a standard diagnostic slit lamp into a therapeutic photocoagulator delivery system. Slit lamp adapters are used for treatment of both retinal and glaucomal diseases.

        Operating Microscope Adapter. These adapters allow the physician to utilize a standard operating microscope for both diagnosis and laser treatment. These devices are similar to slit lamp adapters except they are oriented horizontally and therefore can be used to deliver retinal photocoagulation to a supine patient.

        EndoProbe. The EndoProbe is used for endophotocoagulation, a retinal treatment performed in the hospital operating room or surgery center. These sterile disposable probes are available in tapered, angled, fluted, active aspiration and illuminating styles.

        G-Probe. The G-Probe is used to treat medically and surgically uncontrolled glaucoma, in many instances replacing cyclocryotherapy, or freezing of the eye. The G-Probe's non-invasive procedure takes about ten minutes, is done to an anesthetized eye in the doctor's office and results in less pain and fewer adverse side effects than cyclocryotherapy. The G-Probe is a sterile disposable product.

        DioPexy Probe. The DioPexy Probe is a hand-held instrument which is used to treat retinal tears and breaks transsclerally, noninvasively through the sclera as an alternative method of attaching the retina. Advantages include increased precision, less pain and less inflammation than traditional cryotherapy.

        Dermatology Delivery Devices:

        DioLite Handpiece. The DioLite Handpiece is a hand held instrument that is used to treat vascular and pigmented lesions. These devices are available in 200, 500, 700, 1000 and 1400 micron sizes.

        ScanLite Scanner. The ScanLite is a computer pattern generator with integrated controls designed to enhance the capabilities of the DioLite 532 laser system. It allows rapid and uniform treatment of large-area vascular and pigmented lesions including port wine stains, matted telangiectasia, and cafe au lait stains.

        We have also developed a new Laser system with Miravant. This system emits a laser beam to activate a photodynamic drug being developed by Miravant in order to achieve a therapeutic result in the treatment of age-related macular degeneration. Clinical studies are currently underway to test the efficacy of this procedure. Miravant has entered into a co-development agreement with Pharmacia & Upjohn to more rapidly develop the photodynamic drug and validate its use in clinical studies. We expect that, if successful, the development of this product and the receipt of the appropriate regulatory approval thereof will take about 2 years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Our Future Results--We Depend on Development of New Products and New Applications" and "--We Depend on Collaborative Relationships."

        In March 1999, we announced a new laser system, the IRIDERM 810 for hair removal. The new laser system is currently being promoted for export only and we expect units to be available for shipment during the fourth quarter of 1999.

        The following chart lists the eye diseases that can be treated using our photocoagulator systems, including the preferred delivery devices. The selection of delivery device is often determined by the severity and location of the disease. The chart also lists the skin diseases or conditions that can be treated with the DioLite 532.

CONDITION                    PROCEDURE                    CONSOLE                  DELIVERY DEVICES
---------                    ---------                    -------                  ----------------
Ophthalmology Treatments:

Age-related Macular
  Degeneration               Retinal Photocoagulation     Infrared & Visible       Slit Lamp Adapter

Diabetic Retinopathy

   Macular Edema             Grid Retinal
                             Photocoagulation             Infrared & Visible       Slit Lamp Adapter & Operating
                                                                                   Microscope Adapter

                             Focal Retinal
                             Photocoagulation             Visible                  Slit Lamp Adapter

CONDITION                    PROCEDURE                CONSOLE              DELIVERY DEVICES
---------                    ---------                -------              ----------------
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

   Primary Open-Angle        Trabeculoplasty          Infrared & Visible   Slit Lamp Adapter

   Angle-closure             Iridotomy(1)             Infrared & Visible   Slit Lamp Adapter

   Uncontrolled              Transscleral             Infrared             G-Probe
                             Cyclophotocoagulation

Retinal Detachment           Retinopexy Retinal       Infrared & Visible   Slit Lamp Adapter, Laser Indirect
                             Photocoagulation                              Ophthalmoscope, Operating
                                                                           Microscope Adapter, EndoProbe

                             Transscleral Retinal     Infrared             DioPexy Probe
                             Photocoagulation

Retinopathy of Prematurity   Retinal Photocoagulation Infrared             Laser Indirect Ophthalmoscope

Ocular Tumors                Retinal Photocoagulation Infrared             Slit Lamp Adapter, Operating
                                                                           Microscope Adapter, Laser
                                                                           Indirect Ophthalmoscope
Dermatology Treatments:

Vascular Lesions             Selective Photothermolysis Visible            DioLite Handpiece

Pigmented Lesions            Selective Photothermolysis Visible            DioLite Handpiece

----------------------
(1)   This indication is currently not cleared by the U.S. FDA.

RESEARCH AND DEVELOPMENT

        Our research and development activities are performed internally by its research and development staff comprised of 17 individuals and is supplemented by consultants with specialized expertise. Research and development efforts are directed toward both development of new products and development of new applications using existing products. Our expenditures for research and development totaled approximately $3,099,000, $1,716,000 and $1,286,000 in 1998, 1997 and 1996, respectively. In addition, we receive funds under grant from the United States government for research. We have close working relationships with ophthalmic researchers, clinicians and dermatologists around the world who provide new ideas, test the feasibility of these new ideas, and assist us in validating new products and new applications before they are introduced.

        We are supporting pre-clinical and clinical studies to develop new photocoagulation treatments and applications. The objectives of developing new applications are to expand the number of patients who can be treated, to more effectively treat diseases, to treat patients earlier in the treatment regimen and to reduce the side-effects of treatment. Examples of such studies include:

        Ophthalmic Applications

        Age-Related Macular Degeneration. We are supporting a multi-center clinical trial which is testing a prophylactic treatment of age-related macular degeneration (PTAMD trial). This trial treats patients with dry AMD using our OcuLight infrared laser systems with the objective of reducing the rate of progression of the disease from the dry form of AMD to the wet form of AMD. We are also evaluating whether patient vision improves as a result of this application.

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

CUSTOMERS AND CUSTOMER SUPPORT

        Our products are currently sold to ophthalmologists, including glaucoma specialists, retinal specialists, pediatric ophthalmologists, and to dermatologists. Other customers include research and teaching hospitals, government installations, surgi-centers and hospitals. No customer or distributor accounted for 10% or more of total sales in 1998, 1997 or 1996. See "Managements' Discussion and Analysis of Financial Condition and Results of Operations."

        We are continuing our efforts to broaden our customer base through the development of new products and new applications. We currently estimate that there are approximately 15,000 ophthalmologists in the United States and 45,000 internationally who are each potential customers. We believe there are approximately 10,000 dermatologists in the U.S. Additionally, we estimate that there are approximately 4,800 and 18,000 hospitals in the United States and internationally, respectively, as well as approximately 2,200 ambulatory surgical centers in the United States which potentially represent multiple unit sales. Because independent ophthalmologists and dermatologists frequently practice at their own offices as well as through affiliation with hospitals or other medical centers, each independent ophthalmologist, dermatologist, hospital and medical center is a potential customer for our products. We are seeking to broaden our customer base by developing new diagnostic products directed at addressing the needs of optometrists and dermatologists.

        We seek to provide superior customer support and service. An "around-the-clock" telephone service line is maintained to service customers. If a problem with a product cannot be diagnosed and resolved by telephone, a replacement unit is shipped overnight to any domestic customer, and the problem unit is returned to us. The small size and rugged design of our products allows for economical shipment and quick response to customers almost anywhere in the world.

SALES AND MARKETING

        To support our sales process, we conduct marketing programs which include direct mail, trade shows, public relations, advertising in trade and academic journals and newsletters. We annually participate in approximately 87 trade shows or meetings in the United States and 65 trade shows or meetings internationally. These meetings allow us to present our products to existing and prospective buyers. While the sales cycle varies from customer to customer, it averages 12 months and typically ranges from two to 24 months. Our sales and marketing organization is based at our corporate headquarters in Mountain View, with area sales managers located in California, Florida, Georgia, Illinois, Kentucky, Maryland, Massachusetts, New Jersey, Ohio, Texas, and Virginia.

        International product sales represented 36.6%, 51.8% and 49.6% of our sales in 1998, 1997 and 1996, respectively. Our products are sold internationally through our 65 independent distributors into 74 countries and in the United States predominantly through our direct sales force. International sales are administered through our corporate headquarters in Mountain View, California, along with three area sales managers. Our distribution agreements with our international distributors are generally exclusive and typically can be terminated by either party without cause on 90 days notice. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results --We Depend on International Sales."

        We believe that educating patients and physicians about the long-term health benefits and cost-effectiveness of diagnosis and treatment of diseases that cause blindness at an early stage is critical to market acceptance of our ophthalmic products. We believe that the trend toward management of health care costs in the United States will lead to increased awareness of and emphasis on disease prevention, and cost-effective treatments and, as a result, will increase demand for our ophthalmic laser products as well as our prospective diagnostic products.

        We work with our customers to enhance our ability to identify new applications for our products, validate new procedures using our products, respond more effectively to new procedures and expedite regulatory approvals of new products and applications. Customers include key opinion leaders who are often the heads of the departments or professors at universities. These luminaries in the field of ophthalmology and dermatology are key to the successful introduction of new technologies and their subsequent acceptance by the general market. Acceptance of our products by these early adopters is key to our strategy in the validation of our technology. In addition, we believe that widespread adoption of our laser platforms will require education about our products as compared to competing systems.

OPERATIONS

        The manufacture of ophthalmic and dermatology laser systems is a complex process involving precision components, intricate procedures, and environmental controls. Completed systems must pass quality control and reliability tests before shipment. We purchase substantially all of our components that are either standard or built to proprietary specifications and subassemblies from various independent suppliers and sub-contractors. We assemble critical subassemblies and the final product at our Mountain View, California facility. Most of the subcontractors are located within 10 miles of our Mountain View, California facility. There are risks associated with the use of independent suppliers and sub-contractors, including unavailability of or delays in obtaining adequate supplies of components and potentially reduced control of quality, production costs and the timing of delivery. Any failures by such third parties to adequately perform may delay the submission of products for regulatory approval, impair our ability to deliver products on a timely basis, or otherwise impair our competitive position. Establishing our own capabilities to manufacture these components would require significant scale-up expenses and additions to facilities and personnel and could adversely affect our earnings.

        We have qualified two or more sources for most of the components used in our products. In the past, we have experienced delays in manufacturing due to the inability of a supplier to deliver certain diode components in volume and on a timely basis. We continue to work with our suppliers to ensure that such difficulties do not reoccur. Additionally, we qualified a second source for this diode. The process of qualifying suppliers is ongoing and may be lengthy, particularly as new products are introduced. We do not have long-term or volume purchase agreements with any of our suppliers and currently purchase components on a purchase order basis. Our business, financial condition and results of operations would be adversely affected if we are unable to obtain components in the quantities required at a reasonable cost and on a timely basis or if we could not expand manufacturing capacity to meet demand or if operations at our single facility were disrupted. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results--We Face Risks of Manufacturing."

        As of April 1998 we received certification for ISO 9001/EN 46001. ISO 9001/EN 46001 is a documented international quality system demonstrating compliance to the European Medical Device Directive.

        International regulatory bodies often establish varying product standards, packaging requirements, labeling requirements, tariff regulations, duties and tax requirements. As a result of our sales in Europe, we are required to have all products "CE" registered, an international symbol affixed to all products demonstrating compliance to the European Medical Device Directive and all applicable standards. In July 1998 we received CE registration under Annex II guidelines, the most stringent path to CE registration. With Annex II CE registration, IRIDEX Corporation has demonstrated its ability to both understand and comply with all applicable European standards. This allows us to register any product upon our internal verification of compliance to all applicable European Standards. Currently all released IRIS Medical and IRIDERM products are CE registered. Continued registration is based on successful review of the process by our European Registrar during their annual audit. Any loss of registration would have a material adverse effect on our business, results of operations and financial condition.

COMPETITION

        Competition in the market for devices used for ophthalmic and dermatological treatments is intense and is expected to increase. This market is also characterized by rapid technological innovation and change and our products could be obsoleted as a result of future innovations. Our competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. In addition to other companies that manufacture photocoagulators, we compete with pharmaceuticals, other technologies and other surgical techniques. Our principal competitors in ophthalmology are Coherent, Inc., Nidek, Inc. ("Nidek"), Carl Zeiss, Inc. ("Zeiss"), Alcon International, Keeler Instruments, Inc. ("Keeler") and HGM Medical Laser Systems, Inc. ("HGM"). Of these companies, Nidek, Zeiss, Alcon International and Keeler currently offer a competitive, semiconductor-based laser system in ophthalmology and other competitors may introduce semiconductor-based laser systems. Our principal competitors in dermatology are Laserscope and HGM. Some competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. Such companies also have greater name recognition than us and long-standing customer relationships. In addition, other medical companies, academic and research institutions or others may develop new technologies or therapies, including medical devices, surgical procedures or pharmacological treatments and obtain regulatory approval for products utilizing such techniques that are more effective in treating the conditions targeted by us or are less expensive than our current or future products. Our technologies and products could be rendered obsolete by such developments. Any such developments could have a material adverse effect on our business, financial condition and results of operations. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results--Our Market is Competitive."

PATENTS AND PROPRIETARY RIGHTS

        Patents and Proprietary Rights. Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued six United States patents on the technologies related to our products and processes. The Company has applied for two additional patents related to our solid state laser products. There can be no assurance that any of our patent applications will issue as patents, that any patents now or hereafter held by us will offer any degree of protection or that our patents or patent applications will not be challenged, invalidated or circumvented in the future. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.

        In addition to patents, we rely on trade secrets and proprietary know-how which we seek to protect, in part, through proprietary information agreements with employees, consultants and other parties. Our proprietary information agreements with our employees and consultants contain industry standard provisions requiring such individuals to assign to us without additional consideration any inventions conceived or reduced to practice by them while employed or retained by us, subject to customary exceptions. Proprietary information agreements with employees, consultants and others may be breached, and we may not have adequate remedies for any breach. Our trade secrets may become known to or independently developed by competitors.

        The laser and medical device industry is characterized by frequent litigation regarding patent and other intellectual property rights. Companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. Numerous patents are held by others, including academic institutions and competitors of ours. Because patent applications are maintained in secrecy in the United States until patents are issued and are maintained in secrecy for a period of time outside the United States, we have not conducted any searches to determine whether our technology infringes any patents or patent applications. We have from time to time been notified of, or have otherwise been made aware of claims that we may be infringing upon patents or other proprietary intellectual property owned by others. If it appears necessary or desirable, we may seek licenses under such patents or proprietary intellectual property. Although patent holders commonly offer such licenses, licenses under such patents or intellectual property may not be offered or the terms of any offered licenses may not be reasonable. This may adversely impact the Company's operating results.

        Any claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause shipment delays, require us to develop noninfringing technology or require us to enter into royalty or licensing agreements. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. An adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which would have a material adverse effect on our business, results of operations and financial condition. Conversely, litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of the proprietary rights of others. Both the defense and prosecution of intellectual property suits or interference proceedings are costly and time consuming.

GOVERNMENT REGULATION

        The medical devices to be marketed and manufactured by us are subject to extensive regulation by numerous governmental authorities, including federal, state, and foreign governmental agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations promulgated thereunder (the "FDA Act"), the Food and Drug Administration (the "FDA") serves as the principal federal agency with authority over medical devices and regulates the research, clinical testing, manufacture, labeling, distribution, sale, marketing and promotion of such devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizures of products, total or partial suspension of production, failure of the government to grant premarket clearance or approval for devices, withdrawal of marketing approvals, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by us.

        In the United States, medical devices are classified into one of three classes (Class I, II or III), on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and effectiveness. Under FDA regulations, Class I devices are subject to general controls (for example, labeling, premarket notification and adherence to Quality System Regulations ("QSRs") requirements). Class II devices are subject to general and special controls (for example, performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those which must receive premarket approval (or "PMA") by the FDA to ensure their safety and effectiveness.

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

        A "not substantially equivalent" determination, or a request for additional information, could delay the market introduction of new products that fall into this category and could have a materially adverse effect on our business, financial condition and results of operations. For any of our products that are cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or efficacy of the device or that constitute a major change to the intended use of the device will require new 510(k) submissions.

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

        All of our products have obtained either an independent 510(k) clearance or are modifications of previously cleared 510(k) devices, which do not require the submission of a new 510(k) notification. However, the FDA may not agree with our determination that a 510(k) notification is not required for the modified devices and require us to submit a new 510(k) notification for the modification. If the FDA requires us to submit a new 510(k) notification for the modified devices, we may be prohibited from marketing the modified device until the 510(k) notification is cleared by the FDA.

        We have also established a strategic alliance with Miravant to manufacture a device designed to photoactivate an ophthalmic drug currently under development by Miravant. Miravant is responsible for obtaining the required regulatory approvals. Under the FDA's combination products policy, the ophthalmic drug and photoactivating device may be considered a drug-device combination product and, therefore, be required to undergo the new drug approval process. The steps required before a new drug can be commercially distributed in the United States include (1) conducting appropriate pre-clinical laboratory and animal tests, (2) submitting to the FDA an application for an investigational new drug ("IND"), which must become effective before clinical trials may commence, (3) conducting well-controlled human clinical trials that establish the safety and effectiveness of the drug, (4) filing a new drug application ("NDA") with the FDA, and (5) obtaining FDA approval of the NDA prior to any commercial distribution of the drug. The new drug approval process is expensive, lengthy and uncertain, and many new drug products have never been approved for marketing. An approved NDA may be required for the ophthalmic drug and photoactivating device as a combination product. If required, the approval may not be obtained. In addition, the FDA may require separate premarket clearance for the photoactivating device through either a 510(k) notification or a PMA. If required, premarket clearance or approval may not be obtained.

        Any products manufactured or distributed by us pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences with the use of the device. Device manufacturers are required to register their establishments and list their devices with the FDA and certain state agencies, and are subject to periodic inspections by the FDA and certain state agencies. The FDA Act requires devices to be manufactured to comply with applicable QSR regulations which impose certain procedural and documentation requirements upon us with respect to manufacturing, design, development and quality assurance activities.

        Labeling and promotion activities are subject to scrutiny by the FDA and in certain instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of products for unapproved uses. We and our products are also subject to a variety of state laws and regulations in those states or localities where our products are or will be marketed. Any applicable state or local regulations may hinder our ability to market our products in those states or localities. Manufacturers are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We may be required to incur significant costs to comply with such laws and regulations now or in the future. Such laws or regulations may have a material adverse effect upon our ability to do business.

        Exports of our products are regulated by the FDA and are covered by the Export Amendment of 1996, which greatly expanded the export of approved and unapproved United States medical devices. However, some foreign countries require manufacturers to provide an FDA certificate for products for export ("CPE") which requires the device manufacturer to certify to the FDA that the product has been granted premarket clearance in the United States and that the manufacturing facilities appeared to be in compliance with QSR at the time of the last QSR inspection. The FDA will refuse to issue a CPE if significant outstanding QSR violations exist.

        The introduction of our products in foreign markets will also subject us to foreign regulatory clearances which may impose additional substantial costs and burdens. International sales of medical devices are subject to the regulatory requirements of each country. The regulatory review process varies from country to country. Many countries also impose product standards, packaging, requirements, labeling requirements and import restrictions on devices. In addition, each country has its own tariff regulations, duties and tax requirements. The approval by the FDA and foreign government authorities is unpredictable and uncertain. The necessary approvals or clearances may not be granted on a timely basis, if at all. Delays in receipt of, or a failure to receive, such approvals or clearances, or the loss of any previously received approvals or clearances, could have a material adverse effect on our business, financial condition and results of operations.

        Changes in existing requirements or adoption of new requirements or policies by the FDA or other foreign and domestic regulatory authorities could adversely affect our ability to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. We may be required to incur significant costs to comply with laws and regulations in the future. These laws or regulations may have a material adverse effect upon our business, financial condition or results of operations.

REIMBURSEMENT

        Our products are typically purchased by doctors, clinics, hospitals and other users, which bill various third-party payers, such as governmental programs and private insurance plans, for the health care services provided to their patients. Third-party payers carefully review and are increasingly challenging the prices charged for medical products and services. Reimbursement rates from private companies vary depending on the procedure performed, the third-party payor, the insurance plan and other factors. Medicare reimburses hospitals on a prospectively-determined fixed amount for the costs associated with an in-patient hospitalization based on the patient's discharge diagnosis. Medicare reimburses physicians a prospectively-determined fixed amount based on the procedure performed, regardless of the actual costs incurred by the hospital or physician in furnishing the care and unrelated to the specific devices used in that procedure. Third-party payers are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products.

        While we believe that the laser procedures using our products have generally been reimbursed, payers may deny coverage and reimbursement for our products if they determine that the device was not reasonable and necessary for the purpose used, was investigational or was not cost-effective. Additionally, Miravant may not be able to obtain coverage for its use of drugs with our OcuLight Systems, or the reimbursement may not be adequate to cover the treatment procedure. Doctors, clinics, hospitals and other users of our products may not obtain adequate reimbursement for use of our products from third-party payers. Changes in government legislation or regulation or in private third-party payers' policies toward reimbursement for procedures employing our products may prohibit adequate reimbursement. These could have a material adverse effect on our business, results of operations and financial condition. Moreover, we are unable to predict what legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation may have on us. Most of the treatment procedures for our DioLite 532 dermatology systems are billed to private-pay customers.

PRODUCT LIABILITY AND INSURANCE

        We may be subject to product liability claims in the future. Our products are highly complex and are used to treat extremely delicate eye tissue and skin conditions on and near a patient's face. Our products are often used in situations where there is a high risk of serious injury or adverse side effects. In addition, although we recommend that our disposable products only be used once and so prominently label these disposables, we believe that certain customers may nevertheless reuse these disposable products. Were such a disposable product not adequately sterilized by the customer between such uses, a patient could suffer serious consequences, possibly resulting in a suit against the Company for damages. Accordingly, the manufacture and sale of medical products entails significant risk of product liability claims. Although we maintain product liability insurance with coverage limits of $6.0 million per occurrence and an annual aggregate maximum of $7.0 million, the coverage of our insurance policies may not be adequate. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful claim brought against us in excess of our insurance coverage could have a material adverse effect on our business, results of operations and financial condition. To date, we have not experienced any product liability claims.

BACKLOG

        We generally ship our products within a few days after acceptance of a customer's purchase order. Accordingly, we do not believe that our backlog at any particular time is indicative of future sales levels.

EMPLOYEES

        At January 2, 1999, we had a total of 91 full-time employees, including 37 in operations, 27 in sales and marketing, 17 in research and development and 10 in finance and administration. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. At January 2, 1999, we employed 8 such persons. We intend to hire additional personnel during the next twelve months in each of these areas. Our future success will depend in part on its ability to attract, train, retain and motivate highly qualified employees, who are in great demand. We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization, and we have never experienced a work stoppage or strike. We consider our employee relations to be good.

EXECUTIVE OFFICERS OF THE COMPANY

        Our executive officers and their ages as of January 2, 1999 were as follows:


            NAME               AGE                             POSITION
            ----               ---                             --------
Theodore A. Boutacoff........   51           President, Chief Executive Officer and Director
Robert Kamenski..............   44           Chief Financial Officer and Vice President,
                                             Administration
Eduardo Arias................   54           Senior Vice President, Worldwide Sales
Timothy Powers...............   37           Vice President, Operations
James L. Donovan.............   61           Vice President, Corporate Business Development and
                                             Director

        Mr. Boutacoff co-founded IRIDEX and since February 1989 has served as its President, Chief Executive Officer and a member of its Board of Directors. Prior to co-founding the Company, Mr. Boutacoff held various positions, including Director of New Business and Clinical Development, Director of Marketing and Director of Regulatory Affairs, with the Medical Division of Coherent, Inc., a manufacturer of laser systems for science, medicine and industry. Mr. Boutacoff holds a B.S. degree in civil engineering from Stanford University.

        Mr. Kamenski joined IRIDEX in March 1997 as Vice President, Finance and Administration and was appointed Chief Financial Officer in October 1997. Prior to joining us from July 1992 to March 1997, Mr. Kamenski held various positions, including Chief Financial Officer and Vice President of Finance and Administration, with TeleSensory Corporation. Mr. Kamenski holds a B.B.A. degree in accounting from the University of Wisconsin-Milwaukee and is a member of the American Institute of CPAs.

        Mr. Arias co-founded IRIDEX and served as Vice President, Sales & Marketing from April 1989 until September 1991 when he was promoted to the position of Senior Vice President, Worldwide Sales. Prior to co-founding the Company, Mr. Arias held various positions, including Director of Marketing and Sales, Medical Group and Director of International Operations, at Coherent, Inc.

        Mr. Powers joined IRIDEX in July 1997 as Vice President, Operations. Prior to joining us, from November 1988 to July 1997, Mr. Powers held various positions, including Vice President of Operations, at Strato/Infusaid, Inc., a Pfizer subsidiary. Mr. Powers holds a Masters of Management Science degree in manufacturing engineering and a Bachelors of Science degree in industrial technology, both from the University of Lowell in Massachusetts.

        Mr. Donovan co-founded IRIDEX and, since February 1989, has served as a member of our Board of Directors. From February 1989 to October 1997 Mr. Donovan served as our Chief Financial Officer, except in the period June to November 1996, and is currently serving as our Vice President, Corporate Business Development. Prior to co-founding the Company, Mr. Donovan served as General Manager of the Medical Division and Chief Financial Officer of Coherent, Inc. Mr. Donovan holds a B.S. degree in business administration from Southern Oregon State College.

ITEM 2.  PROPERTIES

        We relocated our operating facilities in September 1997 to 37,000 square feet of space in Mountain View, California. The new building houses manufacturing, research and development and serves as our headquarter offices. The lease term expires in 2002 and contains a renewal option.

        Management believes that our new facility will be adequate for our current needs and that suitable additional space or alternative space will be available as needed in the future on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

        None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION FOR COMMON EQUITY

        Our Common Stock has been traded on the Nasdaq National Market System under the symbol "IRIX" since our initial public offering on February 15, 1996. The following table sets forth for the periods indicated the high and low closing prices for our Common Stock.


                                                                           HIGH           LOW
                                                                           ----           ---
FISCAL 1999
        First Quarter (through March 22, 1999).........................   $5.750        $3.000

FISCAL 1998
        First Quarter..................................................   $9.125        $6.500
        Second Quarter.................................................   11.375         7.625
        Third Quarter..................................................    8.250         3.625
        Fourth Quarter.................................................    4.625         1.938

FISCAL 1997
        First Quarter..................................................   $8.750        $4.750
        Second Quarter.................................................    9.625         5.375
        Third Quarter..................................................   12.625         8.250
        Fourth Quarter.................................................   12.375         7.500


FISCAL 1998

        On March 22, 1999, the closing price on the Nasdaq National Market for our Common Stock was $5.063 per share. As of January 2, 1999, there were approximately 70 holders of record of our Common Stock.

DIVIDEND POLICY

        We have never paid cash dividends on our Common Stock. We currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future. In addition, the payment of cash dividends to our stockholders is currently prohibited by our bank line of credit. See Note 4 of Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

        The following selected consolidated financial data as of and for the years ended January 2, 1999, December 31, 1997, 1996, 1995, 1994 and have been derived from and are qualified by reference to, our consolidated financial statements audited by PricewaterhouseCoopers LLP, independent accountants. The selected consolidated statement of income data as of December 31, 1995 and 1994 and the consolidated balance sheet data as of December 31, 1996, 1995 and 1994 have been derived from our audited financial statements not included herein. These historical results are not necessarily indicative of the results of operations to be expected for any future period.

        The data set forth below (in thousands, except per share data) are qualified by reference to, and should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data."


                                                     1998        1997        1996       1995        1994
                                                   --------    --------    --------    -------    -------
CONSOLIDATED STATEMENT OF INCOME DATA:
Sales ..........................................   $ 23,585    $ 18,073    $ 12,364    $ 8,801    $ 7,182
Cost of sales ..................................     10,308       7,612       4,899      2,798      2,423
                                                   --------    --------    --------    -------    -------
        Gross profit ...........................     13,277      10,461       7,465      6,003      4,759
                                                   --------    --------    --------    -------    -------
Operating expenses:
    Research and development ...................      3,099       1,716       1,286        742        629
    Selling, general and administrative ........      8,358       6,074       5,197      3,787      3,383
    Nonrecurring charge for acquisition
      of technology ............................       --          --          --           80       --
                                                   --------    --------    --------    -------    -------
       Total operating expenses ................     11,457       7,790       6,483      4,609      4,012
                                                   --------    --------    --------    -------    -------
Income from operations .........................      1,820       2,671         982      1,394        747
Other income (expense), net ....................        511         607         699         58         (1)
                                                   --------    --------    --------    -------    -------
Income before Benefit (provision) for
     income taxes ..............................      2,331       3,278       1,681      1,452        746
Benefit (provision) for income taxes ...........       (583)     (1,180)       (676)      (452)     1,039
                                                   --------    --------    --------    -------    -------

Net income .....................................   $  1,748    $  2,098    $  1,005    $ 1,000    $ 1,785
                                                   ========    ========    ========    =======    =======
Net income per common share(1) .................   $   0.27    $   0.33    $   0.18    $  0.78    $  1.60
                                                   ========    ========    ========    =======    =======
Shares used in per common share
     calculation(1) ............................      6,480       6,406       5,725      1,276      1,118
                                                   ========    ========    ========    =======    =======

Diluted net income per common share(1) .........   $   0.26    $   0.31    $   0.16    $  0.23    $  0.42
                                                   ========    ========    ========    =======    =======
Shares used in diluted income per common share
     calculation(1) ............................      6,765       6,755       6,410      4,354      4,242
                                                   ========    ========    ========    =======    =======

                                   JANUARY 2,             DECEMBER 31,
                                    -------   -----------------------------------
                                      1999     1997      1996      1995     1994
                                    -------   -------   -------   ------   ------
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and
    available-for-sale securities   $10,876   $13,488   $15,114   $1,227   $  684
Working capital .................   $23,450   $21,716   $20,777   $4,339   $2,973
Total assets ....................   $28,377   $26,686   $23,707   $6,395   $4,436
Total stockholders' equity ......   $25,885   $23,880   $21,478   $4,685   $3,436

----------
(1) See Note 10 of Notes to Consolidated Financial Statements for an explanation of shares used in per share calculations.

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

OVERVIEW

        IRIDEX Corporation is the leading worldwide provider of semiconductor-based laser systems used to treat eye diseases in ophthalmology and skin lesions in dermatology. Our products are sold in the United States predominantly through a direct sales force and internationally through 65 independent distributors into 74 countries. We market our products using three brand names: IRIS Medical to the ophthalmology market, IRIDERM to the dermatology market and Light Solutions to the research market.

        Our ophthalmology products treat eye diseases, including the three leading causes of irreversible blindness. The current family of ophthalmology laser systems includes the IRIS Medical OcuLight SL, OcuLight SLx, OcuLight GL and OcuLight GLx Laser Photocoagulation systems (each an "OcuLight System"). Our dermatology products treat skin diseases, primarily vascular and pigmented lesions. In June 1997, we launched the IRIDERM DioLite 532 Laser System to address the dermatology market. The DioLite 532 Laser System is sold primarily for office-based use by dermatologists. Each ophthalmic and dermatology system consists of a small, portable laser console and interchangeable delivery devices. We believe that our semiconductor-based systems are more portable and economical and have a greater degree of reliability and flexibility than competing systems which use traditional vacuum tube-based technology. Since our first shipment in 1990, more than 2,500 IRIDEX medical laser systems have been sold worldwide, primarily for hospital and office-based use by ophthalmologists and dermatologists.

        Our revenues arise primarily from the sale of our IRIS Medical OcuLight Systems, IRIDERM DioLite 532 consoles, delivery devices, disposables and, to a lesser extent, revenues from service and support activities, and the sale of Light Solutions products and research grants. Revenue from product sales is generally recognized at the time of shipment (net of allowances or discounts), while revenue from services is recognized upon performance of the applicable services. Our sales have increased primarily due to growth in unit sales (including additional unit sales resulting from the introduction of the OcuLight GL during the second half of 1996, the DioLite 532 in June 1997 and OcuLight GLx in January 1999), greater market penetration and an expanded product offering. We believe that future growth in unit sales will be derived both from a growth in the market for photocoagulator products and from the replacement of installed photocoagulators which use vacuum tube- based technology.

        Our sales in the United States are derived from direct sales to end users and internationally are derived from sales to 65 distributors who resell to hospitals and physicians. Sales to international distributors are made on open credit terms or letters of credit and generally are not subject to a right of return unless we terminate a distributor. Although sales of our products internationally currently are denominated in United States dollars, international sales are subject to a variety of risks including fluctuations in foreign currency exchange rates, shipping delays, generally longer receivable collection periods, changes in applicable regulatory policies, international monetary conditions, domestic and foreign tax policies, trade restrictions, duties and tariffs and economic and political instability. The recent currency devaluation in many Asian countries has had the effect of significantly increasing the purchase price of our products to our distributors and customers in that region. Product sales were lower for the affected Asian region during 1998 as a result. We expect lower sales to the Asian region to continue during 1999. While these currency factors and other factors listed above have been mitigated by product sales in other regions and in the United States, future currency fluctuations or other factors discussed above may have a material adverse effect on our business, financial condition or results of operation. See "--Factors That May Affect Future Results--We Depend on International Sales."

        Cost of sales consists primarily of the cost of purchasing components and sub-systems, assembling, packaging and testing components at our facility, and the direct labor and associated overhead. Cost of service and support consists of expenses related directly to service, support and training activities. Research and development expenses consist primarily of personnel costs, materials and research support provided to clinicians at medical institutions developing new applications which utilize our products. Research and development costs have been expensed as incurred. Sales, general and administrative expenses consist primarily of costs of personnel, sales commissions, travel expenses, advertising and promotional expenses, facilities, legal and accounting, insurance and other expenses which are not allocated to other departments.

RESULTS OF OPERATIONS

        The following table sets forth certain operating data as a percentage of sales for the periods indicated:

                                                     1998       1997       1996
                                                     -----      -----      -----
Sales .........................................      100.0%     100.0%     100.0%
Cost of sales .................................       43.7       42.1       39.6
                                                     -----      -----      -----
     Gross profit .............................       56.3       57.9       60.4
                                                     -----      -----      -----
Operating expenses:
     Research and development .................       13.1        9.5       10.4
     Sales, general and administrative ........       35.5       33.6       42.0
                                                     -----      -----      -----
     Total operating expenses .................       48.6       43.1       52.4
                                                     -----      -----      -----
Income from operations ........................        7.7       14.8        8.0
Other income, net .............................        2.2        3.3        5.6
                                                     -----      -----      -----
Income before provision for income taxes ......        9.9       18.1       13.6
Provision for income taxes ....................       (2.5)      (6.5)      (5.5)
                                                     -----      -----      -----
Net income ....................................        7.4%      11.6%       8.1%
                                                     =====      =====      =====


        Sales. Sales were $23.6 million in 1998, $18.1 million in 1997 and $12.4 million in 1996. These sales represented increases of 30.5%, from 1997 to 1998 and 46.2% from 1996 to 1997. The increase in our sales in 1998 as compared to 1997 was due to increased unit volumes, primarily as a result of increased sales of the OcuLight GL and sales of the DioLite, offset in part by decreased average selling prices, particularly with respect to our more mature products. The increase in our sales in 1997 as compared to 1996 was primarily attributable to increased unit volumes and the introduction of the DioLite, offset in part by decreased average selling prices and reduced ability to ship units due to a shortage of a certain component. International sales accounted for 36.6% of total sales in 1998, 51.8% in 1997 and 49.6% in 1996. International sales as a percentage of revenues decreased in 1998 from 1997 levels. The decrease is primarily due to continued lower sales from the economically weakened Asian region. The decrease was partially offset by increased sales into

European countries. We began to be impacted by lower sales from the Asian region during the second half of 1997. International sales as a percentage of revenues increased in 1997 over 1996 primarily due to strong international sales to Asia and Europe during the first half of the year. We expect international sales as a percentage of revenues for 1999 to be substantially equivalent to the 1998 rate. We expect future growth in sales to be primarily derived from sales of the OcuLight GL, GLx and the DioLite 532.

        Gross Profit. Gross profit was $13.3 million in 1998, $10.5 million in 1997 and $7.5 million in 1996. Gross profit represented 56.3% of sales in 1998, 57.9% in 1997 and 60.4% of sales in 1996. Gross profit as a percentage of sales decreased in 1998 as compared to 1997 due primarily to proportionately higher overhead production costs resulting from our move to a larger facility in September 1997, increased unit volume of lower gross margin products and lower average selling prices. Such gross profit margin decreases were offset in part by a decrease in international sales which have lower gross profit margins and an increase in the sales of the DioLite which have higher gross profit margins. Gross profit as a percentage of sales decreased in 1997 as compared to 1996 primarily due to increased sales of our OcuLight GL and an increase in international sales which, on average, have lower gross profit margins. Moreover, increasing competition has continued to result in a downward trend in average selling prices and has led to lower gross profit margins. We intend to continue our efforts to reduce the cost of components and thereby mitigate the impact of price reductions on our gross profit. We believe gross profit in dollars will increase as volumes increase and unit production costs will decrease as costs are engineered out of new products. However, gross margins as a percentage of sales will continue to fluctuate due to changes in the relative proportions of domestic and international sales, the mix of product sales, costs associated with future product introductions and a variety of other factors.

        Research and Development. Research and development expenses increased by 80.6% in 1998 to $3.1 million and by 33.4% in 1997 to $1.7 million. These expenses were 13.1% of sales in 1998, 9.5% of sales in 1997 and 10.4% of sales in 1996. The increase in 1998 was primarily due to increased personnel and prototype expenses related to the newly released products, the OcuLight GLx and Slit Lamp Adapters with UltraView optics and unreleased products and a decrease in the volume of research work conducted under grants from the U.S. Federal Government as described below. In addition, a portion of the increase was attributable to development expenses for the IRIDERM 810, which we recently announced. The increase in research and development expenses during 1997 was primarily attributable to an increase in personnel as we strengthened our product development efforts, particularly those directed at the introduction of the DioLite 532. We expect these expenses for research and development to continue to increase in absolute dollars during 1999 in connection with new product development activities. We also conduct research and development pursuant to grants from the U.S. Federal Government. Under the terms of these grants, we typically retain the right to commercially market the technology developed by us. The amounts we receive for these research and development efforts are recognized as sales, and the related labor and material costs are charged to cost of sales. As a result, our reported research and development expense does not entirely reflect our research and development efforts.

        Sales, General and Administrative. Sales, general and administrative expenses grew by 37.6% in 1998 to $8.4 million and by 16.9% in 1997 to $6.1 million. These expenses were 35.5% of sales in 1998, 33.6% of sales in 1997 and 42.0% of sales in 1996. The increases in sales, general and administrative expenses in these periods were primarily due to the hiring of additional sales and marketing employees to address new sales opportunities and to support expanding unit volumes, higher sales commissions and the growth in the infrastructure of our finance and administrative group which were necessary to support our expanded operations. Costs associated with the launch of the OcuLight GLx during 1998 and the sales of the DioLite 532 and the OcuLight GL during 1997 also increased sales and marketing expenses during these periods. In addition, sales, general and administrative expenses increased due to our move to a new facility in 1997. The increases in sales, general and administrative expenses for 1997 were partially offset the decreases in sales expenses associated with increasing international sales to independent, non-employee, non-commissioned distributors.

        Other income, net. Other income, net consists primarily of interest income. Interest income was $483,000, $623,000 and $691,000 in 1998, 1997 and
1996, respectively. This income was primarily from interest earned on available-for-sale securities. Interest income decreased in 1998 and 1997 compared to 1996 because of increased investments in lower yield, tax preferred securities and overall lower cash balances in connection with internal investments in the enterprise resource planning ("ERP") system and in leasehold improvements associated with our new facility.

        Income Taxes. We had an effective tax rate of 25%, 36% and 40% in 1998, 1997 and 1996, respectively. The tax rate for 1998 and 1997 was lower than the statutory rate of 40% because of certain tax benefits associated with tax exempt interest on tax preferred securities and with tax credits for research and experimental activities. In 1998, the statutory rate was reduced by tax exempt interest of 5%, research and experimental credits of 5% and other items of 2%. In 1997, the statutory rate was reduced by tax exempt interest of 2% and research and experimental credit of 2%.

LIQUIDITY AND CAPITAL RESOURCES

        In February 1996, we sold 1,982,500 shares of our Common Stock in connection with our initial public offering ("IPO"). The net proceeds of this offering were approximately $15.7 million after deducting underwriting discounts and commissions and expenses of the offering. We have used a portion of the net proceeds from the IPO for purchases of inventory, the "ERP" system, leasehold improvements and payment of certain accrued liabilities.

        At January 2, 1999, our primary sources of liquidity included cash, cash equivalents and available-for-sale securities of $10.9 million. In addition, we have available $1,000,000 under our unsecured line of credit which bears interest at the bank's prime rate and expires in September 1999. As of January 2, 1999, no borrowings were outstanding under this credit facility. We believe that, based on current estimates, our current cash, available-for-sale securities and the credit facility will be sufficient to meet our working capital and capital expenditure requirements at least through the next twelve months. However, we believe that the level of financial resources is a significant competitive factor in our industry, and accordingly we may choose to raise additional capital through debt or equity financing prior to the end of 1999.

        Net cash used in operations totaled $1,976,000, $88,000 and $1,256,000 in 1998, 1997 and 1996, respectively. In 1998, sources of cash included net income of $1.7 million and increases in accounts payable of $127,000, offset by uses of cash with increases in inventories of $2.5 million, increases in accounts receivable of $1.6 million and decreases of accrued expenses of $438,000. In 1997, sources of cash included net income of $2.1 million and increases in accounts payable and accrued liabilities of $584,000, offset by uses of cash with increases in inventories of $2.1 million and increases in accounts receivable of $732,000. The increase in inventories is primarily due to an increase in supplies of key components and dual sourcing. During 1996, while we waited for FDA approval of the OcuLight GL, we built up our inventory of the OcuLight GL in order to be able to allocate substantial manufacturing resources to producing the OcuLight GL. When the introduction of the OcuLight GL was delayed due to delays in FDA approval and the inability to obtain certain components, we experienced increases in inventory levels and manufacturing labor inefficiencies. To improve manufacturing efficiency in 1997, we engineered dual sources for key components of the OcuLight GL and initiated a purchasing program to increase the amount of safety stock of key components. These measures resulted in increased levels of materials inventory which we reduced in part in

1997 as we reduced the inventory level of the OcuLight SL. We intend to continue to maintain an increased level of inventory of certain key components.

        We used approximately $2.4 million, $4.4 million, and $1.6 million for investing activities in 1998, 1997 and 1996, respectively, primarily for the purchase of available-for-sale securities and the acquisition of fixed assets. Net cash provided by financing activities during 1998, 1997 and 1996 was $245,000, $299,000, and $15,782,000, respectively, which consisted primarily of issuance of stock, including our 1996 initial public offering.

        In December 1998, we instituted a stock repurchase program whereby up to 150,000 shares of our Common Stock may be repurchased in the open market. We plan to utilize all of the reacquired shares for reissuance in connection with employee stock programs. On February 12, 1999, we purchased 25,000 shares of our Common Stock from the open market.

Year 2000 Disclosure

        We use a significant number of information technology ("IT") and non-IT systems in our internal operations. IT systems include applications for various financial, business and administrative functions and non-IT systems include those that have embedded technology in the systems. These systems may contain source code that is unable to properly interpret calendar years beginning with the upcoming year 2000. Systems that do not properly recognize such date-sensitive information may fail or create erroneous results. Also, we may be exposed to risks from systems of parties with whom we transact material business. Our products that we sell to our customers, do not contain any internal embedded calendars in them and therefore we do not anticipate any problems related to the Year 2000 issue to develop with our products.

        We are assessing our Year 2000 risk exposure and plan to implement remedial and corrective action where necessary. We have reviewed all of our major internal systems, including financial, business, administrative and manufacturing systems, to assess Year 2000 readiness and to identify critical systems that require correction or remediation. Based on the results of this assessment, we have installed a new ERP system and upgraded our phone system software to be fully Year 2000 compliant.

        Also, we may be exposed to risks from systems of parties with whom we transact material business. We are working with critical suppliers of products and services to assess their Year 2000 readiness with respect both to their operations and the products and services they supply to us. Inquiries have been made and responses are being monitored, with appropriate follow-up where required. This analysis will continue into 1999, with corrective action taken commensurate with the criticality of affected products and services. We depend significantly on revenue from sales of our products placed from customers from other countries. We do not know the extent that Year 2000 problems will affect current and potential customers, whether international or domestic customers. A disruption in their business may cause a delay in or cancellation of orders that may adversely affect our business, financial condition or results of operations.

        We are in process of developing various contingency plans to address potential problems with critical internal systems and third party interactions. Our contingency plans include procedures for dealing with a major disruption of internal business systems, plans for long term factory shutdown and identification of alternative vendors of critical materials in the event of Year 2000 related disruption in supply. Contingency planning will continue through 1999.

        Our costs to date related to the Year 2000 issue consist of the costs of a new ERP system and phone system upgrade and the reallocation of internal resources to evaluate our Year 2000 situation, assess systems and make contingency plans. We have currently spent approximately $400,000 on capital expenditures for the cost of software, hardware, external consulting fees and other related upgrades. We believe the costs of reallocation of internal resources to address this issue is immaterial based on the review of department budgets and staff allocations. We estimate that no more than $50,000, if that, will be needed to continue to assess, monitor, plan contingencies and make appropriate remediation, where needed. The estimate is based on our current assessment of our systems and the responses of our critical third parties.

        Based on currently available information, management does not believe that the Year 2000 issues discussed above related to internal systems or products sold to customers will have a material adverse impact on our financial condition or overall trends in results of operations. However, we are exposed to risks from third parties, both suppliers not delivering parts or services as expected and customers delaying or not ordering from us and from interruptions of internal systems. Additionally, we may experience unknown system interruptions or have unplanned costs to correct unplanned problems. Any of these risks may result in a situation, which may have a material adverse effect on our business, financial condition or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. To date, we have not engaged in derivative and hedging activities. We will adopt SFAS No. 133 as required for our first quarterly filing of 2000.

FACTORS THAT MAY AFFECT FUTURE RESULTS

        We Rely on Continued Market Acceptance of Our Products. We currently market visible and infrared light semiconductor-based photocoagulator medical laser systems to the ophthalmic market. We also market a visible light semiconductor-based photocoagulator medical laser system to the dermatological market. We believe that continued and increased sales, if any, of these medical laser systems is dependent upon the following factors:

        o      Product performance, procedures and price;

        o      Opinions of medical advisors and associates;

        o Recommendations by ophthalmologists, dermatologists, clinicians, and their associated opinion leaders;

        o Performance of these laser systems and treatments which are a beneficial alternative to competing technologies and treatments;

        o The willingness of opthalmologists and dermotologists to convert to semiconductor-based or infrared laser systems from visible argon gas or ion-based laser systems;

        o The level of reimbursement for treatments administered with our products; and

        o      Our ability to introduce new products into these markets.

Any significant decline in market acceptance of our products would have a material adverse effect on our business, results of operations and financial condition.

        Our Market is Competitive. Competition in the market for devices used for ophthalmic and dermatological treatments is intense and is expected to increase. This market is also characterized by rapid technological innovation and change and our products could be rendered obsolete as a result of future innovations. Our competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. Our principal competitors in ophthalmology are Coherent, Inc., Nidek, Inc. ("Nidek"), Carl Zeiss, Inc. ("Zeiss"), Alcon International, Keeler Instruments, Inc. ("Keeler") and HGM Medical Laser Systems, Inc. ("HGM") and our principal competitors in dermatology are Laserscope and HGM. Some competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. In addition to other companies that manufacture photocoagulators, we compete with pharmaceutical solutions, other technologies and other surgical techniques. Other medical companies, academic and research institutions or others may develop new technologies or therapies that are more effective in treating conditions targeted by us or are less expensive than our current or future products. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

        We Face Risks of Manufacturing. The manufacture of our infrared and visible light photocoagulators and the related delivery devices is a highly complex and precise process . Although our OcuLight Systems and our DioLite 532 been successfully introduced, we continue to face risks associated with manufacturing these products. Various difficulties may occur despite testing. Furthermore, we depend on third parties to manufacture substantially all of the components used in our products and have in the past experienced delays in manufacturing when a sole source supplier was unable to deliver components in volume and on a timely basis. Such a problem may reoccur. See "--We Depend on Key Manufacturers and Suppliers." As a result of these factors, we may not be able to continue to manufacture our existing products or future products on a cost-effective and timely basis.

        We Depend on Key Manufacturers and Suppliers. We rely on third parties to manufacture substantially all of the components used in our products, although we assemble critical subassemblies and the final product at our facility in Mountain View, California. There are risks associated with the use of independent manufacturers, including unavailability of or delays in obtaining adequate supplies of optics and laser diodes. We have qualified two or more sources for most of the components used in our products. In the past, we experienced delays in our manufacturing the OcuLight GL due to the inability of a supplier to deliver components in volume and on a timely basis. We have qualified a second source for this diode component. The process of qualifying suppliers is ongoing and may be lengthy, particularly as new products are introduced. We do not have long-term or volume purchase agreements with any of our suppliers and currently purchase components on a purchase order basis. These components may not be available in the quantities required, on reasonable terms, or at all. Establishing our own capabilities to manufacture these components would be expensive and could significantly decrease our profit margins. Our business, results of operations and financial condition would be adversely affected if we are unable to continue to obtain components as required at a reasonable cost.

        We Depend on International Sales. We derive and expect to continue to derive, a large portion of our revenue from international sales. In 1998, 1997 and 1996, our international sales were $8.6 million, $9.4 million and $6.1 million, or 36.6%, 51.8%, and 49.6%, respectively, of total sales. Therefore, a large portion of our revenues will continue to be subject to the risks associated with international sales. Economic difficulties in Asia and the devaluation of the currencies of many Asian countries in the past couple of years has significantly increased the purchase price of our products to our distributors in that region. Product sales were lower for the affected Asian region during the fourth quarter of 1997 and 1998 as a result of the economic downturn and currency problem. We expect lower sales from this Asian region to continue into 1999. Each of the factors stated above could have a material adverse effect on our ability to deliver products on a competitive and timely basis.

        Our Operating Results Fluctuate from Quarter to Quarter. Although we have been profitable on an annual and quarterly basis for the last six years, our sales and operating results have varied substantially on a quarterly basis and may in the future. Our operating results are affected by a number of factors, many of which are beyond our control. Factors contributing to these fluctuations include the following:

        o The timing of the introduction and market acceptance of new products, product enhancements and new applications;

        o      The cost and availability of components and subassemblies;

        o      Changes in our pricing and our competitors;

        o      Our long and highly variable sales cycle;

        o      Changes in customers' or potential customers' budgets; and

        o      Increased product development costs.

In addition to these factors, our quarterly results have been and are expected to continue to be affected by seasonal factors.

        Our expense levels are based, in part, on expected future sales. If sales levels in a particular quarter do not meet expectations, we may be unable to adjust operating expenses quickly enough to compensate for the shortfall of sales, and our results of operations may be adversely affected. In addition, we have historically made a significant portion of each quarter's product shipments near the end of the quarter. If that pattern continues, any delays in shipment of products could have a material adverse effect on results of operations for such quarter. As a result of the above factors, sales for any future quarter are not predictable with any significant degree of accuracy and operating results in any period should not be considered indicative of the results to be expected for any future period. There can be no assurance that we will remain profitable in the future or that operating results will not vary significantly.

        We Depend on Development of New Products and New Applications. Our future success is dependent upon, among other factors, our ability to develop, obtain regulatory approval, manufacture and market new products. In addition, we must successfully sell and achieve market acceptance of new products and applications and enhanced versions of existing products. The extent of, and rate at which, market acceptance and penetration are achieved by future products, is a function of many variables. These variables include price, safety, efficacy, reliability, marketing and sales efforts, the development of new applications for these products and general economic conditions affecting purchasing patterns. Any failure in our ability to successfully develop and introduce new products or enhanced versions of existing products could have a material adverse effect on our business, operating results and financial condition. We are seeking to expand the market for our existing and new products by working with clinicians and third parties to identify new applications and procedures for our products. Failure to develop and achieve market acceptance of new applications or new products would have a material adverse effect on our business, results of operations and financial condition.

        We Must Manage Growth. We have experienced, and may continue to experience growth in production, the number of employees, the scope of our business, our operating and financial systems and the geographic area of our operations. This growth has resulted in new and increased responsibilities for management personnel and our operating, inventory and financial systems. To effectively manage future growth, if any, we have been required to continue to implement and improve operational, financial and management information systems, procedures and controls. We have implemented a new enterprise-wide management information system. We must also expand, train, motivate and manage our work force. Our personnel, systems, procedures and controls may not be adequate to support our existing and future operations. Any failure to implement and improve our operational, financial and management systems or to expand, train, motivate or manage employees could have a material adverse effect on our business, results of operations and financial condition.

        We Depend on Collaborative Relationships. We have entered into collaborative relationships with academic medical centers and physicians in connection with the research and development and clinical testing of our products. We plan to collaborate with third parties to develop and commercialize existing and new products. In May 1996, we executed an agreement with Miravant, formerly known as PDT, Inc., a maker of photodynamic drugs to collaborate on a device that emits a laser beam to activate a photodynamic drug developed by Miravant for the treatment of wet AMD. The development of this new photodynamic system will require approximately two years and significant financial and other resources. This collaborative development effort may not continue or it may not result in the successful development and introduction of a photodynamic system and the amount and timing of resources to be devoted to these activities are not within our control. Additionally, our reliance on others for clinical development, manufacturing and distribution of our products may result in unforeseen problems. Further, our collaborative partners may develop or pursue alternative technologies either on their own or in collaboration with others. The failure of any current or future collaboration efforts could have a material adverse effect on our ability to introduce new products or applications and therefore could have a material adverse effect on our business, results of operations and financial condition.

        We Rely on Patents and Proprietary Rights. Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued six United States patents on the technologies related to our products and processes. Our patent applications may not issue as patents, any patents now or in the future may not offer any degree of protection, or our patents or patent applications may be challenged, invalidated or circumvented in the future. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.

        In addition to patents, we rely on trade secrets and proprietary know-how which we seek to protect, in part, through proprietary information agreements with employees, consultants and other parties. Our proprietary information agreements with our employees and consultants contain industry standard provisions requiring such individuals to assign to us without additional consideration any inventions conceived or reduced to practice by them while employed or retained by us, subject to customary exceptions. Proprietary information agreements with employees, consultants and others may be breached, and we may not have adequate remedies for any breach. Also our trade secrets may become known to or independently developed by competitors.

        The laser and medical device industry is characterized by frequent litigation regarding patent and other intellectual property rights. Companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. Numerous patents are held by others, including academic institutions and our competitors. Because patent applications are maintained in secrecy in the United States until patents are issued and are maintained in secrecy for a period of time outside the United States, we have not conducted any searches to determine whether our technology infringes any patents or patent applications. We have from time to time been notified of, or have otherwise been made aware of claims that we may be infringing upon patents or other proprietary intellectual property owned by others. If it appears necessary or desirable, we may seek licenses under such patents or proprietary intellectual property. Although patent holders commonly offer such licenses, licenses under such patents or intellectual property may not be offered or the terms of any offered licenses may not be reasonable. This may adversely impact our operating results.

        Any claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause shipment delays or require us to develop noninfringing technology or to enter into royalty or licensing agreements. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. An adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which would have a material adverse effect on our business, results of operations and financial condition. Conversely, litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of the proprietary rights of others. Both the defense and prosecution of intellectual property suits or interference proceedings are costly and time consuming.

        We Are Subject To Government Regulation. The medical devices that we market and manufacture are subject to extensive regulation by the FDA and by foreign and state governments. Under the FDA Act and the related regulations, the FDA regulates the design, development, clinical testing, manufacture, labeling, sale, distribution and promotion of medical devices. Before a new device can be introduced into the market, the manufacturer must obtain market clearance through either the 510(k) premarket notification process or the lengthier premarket approval ("PMA") application process. Obtaining these approvals can take a long time and delay the introduction of a product. For example, the introduction of the OcuLight GL in the United States was delayed about three months from our expectations due to the longer than expected time period required to obtain FDA premarket clearance. Noncompliance with applicable requirements, including Quality System Regulations ("QSR"), can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device we manufacture or distribute. Our failure to obtain government approvals or any delays in receipt of such approvals would have a material adverse effect on our business, results of operations and financial condition.

        International regulatory bodies often establish varying product standards, packaging requirements, labeling requirements, tariff regulations, duties and tax requirements. As a result of our sales in Europe, we are required to have all products "CE" registered, an international symbol affixed to all products demonstrating compliance to the European Medical Device Directive and all applicable standards. In July 1998 we received CE registration under Annex II guidelines, the most stringent path to CE registration. With Annex II CE registration, IRIDEX Corporation has demonstrated its ability to both understand and comply with all applicable European standards. This allows us to register any product upon our internal verification of compliance to all applicable European Standards. Currently all released IRIS Medical and IRIDERM products are CE registered. Continued registration is based on successful review of the process by our European Registrar during their annual audit. Any loss of registration would have a material adverse effect on our business, results of operations and financial condition.

        We Face Product Liability Risks. We may be subject to product liability claims in the future. Our products are highly complex and are used to treat extremely delicate eye tissue and skin conditions on and near a patient's face. In addition, although we recommend that our disposable products only be used once and so prominently labels these disposables, we believe that certain customers may nevertheless reuse these disposable products. Accordingly, the manufacture and sale of medical products entails significant risk of product liability claims. Although we maintain product liability insurance with coverage limits of $6.0 million per occurrence and an annual aggregate maximum of $7.0 million, our coverage from our insurance policies may not be adequate. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful claim brought against us in excess of our insurance coverage could have a material adverse effect on our business, results of operations and financial condition. To date, we have not experienced any product liability claims.

        Our Stock Price is Volatile. The trading price of our Common Stock has been subject to wide fluctuations in response to a variety of factors since our initial public offering in February 1996. Volatility in price and volume has had a substantial effect on the market prices of many technology companies for reasons unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations could have a significant impact on the market price of our Common Stock.

        We Face Risks of the Year 2000 Issue. We are assessing our Year 2000 risk exposure and plan to implement remedial and corrective action where necessary. We have reviewed all of our major internal systems, including financial, business, administrative and manufacturing systems, to assess Year 2000 readiness and to identify critical systems that require correction or remediation. Based on the results of this assessment, we have installed a new ERP system and upgraded our phone system software to be fully Year 2000 compliant. Our products that we sell to our customers, do not contain any internal embedded calendars in them and therefore we do not anticipate any problems related to the Year 2000 issue to develop with our products.

        Also, we may be exposed to risks from systems of parties with whom we transact material business. We are working with critical suppliers of products and services to assess their Year 2000 readiness with respect both to their operations and the products and services they supply to us. We depend significantly on revenue from sales of our products placed from customers from other countries. We do not know the extent that Year 2000 problems will affect current and potential customers, whether international or domestic customers. A disruption in their business may cause a delay in or cancellation of orders that may adversely affect our business, financial condition or results of operations.

        Based on currently available information, management does not believe that the Year 2000 issues discussed above related to internal systems or products sold to customers will have a material adverse impact on our financial condition or overall trends in results of operations. However, we are exposed to risks from third parties, both suppliers not delivering parts or services as expected and customers delaying or not ordering from us and from interruptions of internal systems. Additionally, we may experience unknown system interruptions or have unplanned costs to correct unplanned problems. Any of these risks may result in a situation, which may have a material adverse effect on our business, financial condition or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio and generally conduct all transactions in U.S. dollars. Our investment portfolio only includes highly liquid instruments with an original maturity of less than one year. We have no long-term debt obligations at January 2, 1999.

        We are subject to fluctuating interest rates that may impact, adversely or otherwise, our results of operations or cash flows for our available-for-sale securities and cash and cash equivalents.

        The table below presents principal amounts and related weighted average interest rates as of January 2, 1999 (in thousands) for our investment portfolio and cash and cash equivalents. All amounts mature in fiscal year 1999.

Assets
        Cash and cash equivalents....................           $5,791
        Average interest rate........................            4.05%

        Available-for-sale securities................           $5,085
        Average interest rate........................            4.89%

        The estimated fair value of our cash and cash equivalents approximates the principal amounts reflected above based on the short maturities of these financial instruments.

        Although payments under the operating lease for our facility are tied to market indices, we are not exposed to material interest rate risk associated with the operating lease.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our consolidated balance sheets as of January 2, 1999 and December 31, 1997 and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended January 2, 1999, together with the related notes and the report of PricewaterhouseCoopers LLP, independent accountants, are on the following pages. Additional required financial information is described in Item 14.

                        REPORT OF INDEPENDENT ACCOUNTANTS






To the Board of Directors and
Stockholders of IRIDEX Corporation:


        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of IRIDEX Corporation and subsidiaries at January 2, 1999 and December 31, 1997 and the results of their operations and their cash flows for each of the three years in the period ended January 2, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                                   PricewaterhouseCoopers LLP


San Jose, California
January 22, 1999

                               IRIDEX CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              JANUARY 2,  DECEMBER 31,
                              ASSETS                             1999         1997
                              ------                           -------      --------
Current assets:
   Cash and cash equivalents ............................      $ 5,791      $  9,900
   Available-for-sale securities ........................        5,085         3,588
   Accounts receivable, net of allowance for doubtful
     accounts of $327 in 1998 and $305 in 1997 ..........        7,608         6,057
   Inventories ..........................................        6,504         3,976
   Prepaids and other current assets ....................          347           451
   Deferred income taxes ................................          607           550
                                                               -------      --------
        Total current assets ............................       25,942        24,522
Property and equipment, net .............................        2,274         2,133
Intangible assets .......................................           96          --
Deferred income taxes ...................................           65            31
                                                               -------      --------
        Total assets ....................................      $28,377      $ 26,686
                                                               =======      ========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .....................................      $   879      $    752
   Accrued expenses .....................................        1,613         2,051
   Capital lease obligations ............................         --               3
                                                               -------      --------
        Total liabilities ...............................        2,492         2,806
                                                               -------      --------

Commitments (Note 5)

Stockholders' Equity:
   Convertible Preferred Stock, $.01 par value:
        Authorized:  2,000,000 shares;
        Issued and outstanding:  none ...................         --            --
   Common Stock, $.01 par value:
        Authorized:  30,000,000 shares;
        Issued and outstanding: 6,506,010 shares in
          1998 and 6,455,483 shares in 1997 .............           65            65
   Additional paid-in capital ...........................       21,800        21,552
   Accumulated other comprehensive income (loss) ........            7            (2)
   Retained earnings ....................................        4,013         2,265
                                                               -------      --------
        Total stockholders' equity ......................       25,885        23,880
                                                               -------      --------
               Total liabilities and stockholders' equity      $28,377      $ 26,686
                                                               =======      ========



       The accompanying notes are an integral part of these consolidated financial statements.

                               IRIDEX CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            YEAR ENDED
                                                            JANUARY, 2,     YEAR ENDED DECEMBER 31,
                                                               1999           1997           1996
                                                             --------       --------       --------
Sales .................................................      $ 23,585       $ 18,073       $ 12,364
Cost of sales .........................................        10,308          7,612          4,899
                                                             --------       --------       --------
               Gross profit ...........................        13,277         10,461          7,465
                                                             --------       --------       --------

Operating expenses:
   Research and development ...........................         3,099          1,716          1,286
   Sales, general and administrative ..................         8,358          6,074          5,197
                                                             --------       --------       --------
               Total operating expenses ...............        11,457          7,790          6,483
                                                             --------       --------       --------
               Income from operations .................         1,820          2,671            982
Interest income .......................................           483            623            691
Other income (expense), net ...........................            28            (16)             8
                                                             --------       --------       --------
               Income before provision for income taxes         2,331          3,278          1,681
Provision for income taxes ............................          (583)        (1,180)          (676)
                                                             --------       --------       --------
Net income ............................................      $  1,748       $  2,098       $  1,005
                                                             ========       ========       ========
Net income per common share ...........................      $   0.27       $   0.33       $   0.18
                                                             ========       ========       ========
Shares used in income per common share calculation ....         6,480          6,406          5,725
                                                             ========       ========       ========

Diluted net income per common share ...................      $   0.26       $   0.31       $   0.16
                                                             ========       ========       ========
Shares used in diluted income per common share
     calculation ......................................         6,765          6,755          6,410
                                                             ========       ========       ========



        The accompanying notes are an integral part of these consolidated financial statements.

                               IRIDEX CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                 CONVERTIBLE
                                               PREFERRED STOCK               COMMON STOCK         ADDITIONAL
                                             --------------------        --------------------       PAID-IN
                                             SHARES        AMOUNT        SHARES        AMOUNT       CAPITAL
                                            ---------      ------       ---------      -------      --------
Balances, December 31, 1995 .........       1,891,663       $ 19        1,505,424        $15        $  5,489
   Issuance of Common Stock,
        net of issuance costs .......                                   1,982,500         20          15,639
   Issuance of Common Stock
        under Stock Option Plan .....                                       9,096                          9
   Issuance of Common Stock
        under Employee Stock
        Purchase Plan ...............                                      15,665                        120
   Conversion of Preferred
        Stock .......................      (1,891,663)       (19)       2,837,495         28              (9)

   Net Income .......................
                                            ---------      ------       ---------      -------      --------
Balances, December 31, 1996 .........              --         --        6,350,180         63          21,248
   Issuance of Common Stock
        under Stock Option Plan .....                                      65,896          1              59
   Issuance of Common Stock
        under Employee Stock
        Purchase Plan ...............                                      39,407          1             245
   Unrealized losses on available-
        for-sale securities .........

   Net income .......................
                                            ---------      ------       ---------      -------      --------
Balances, December 31, 1997 .........                                   6,455,483         65          21,552
   Issuance of Common Stock
        under Stock Option Plan .....                                       9,086                         38
   Issuance of Common Stock
        under Employee Stock
        Purchase Plan ...............                                      41,441                        204
   Tax benefit of employee stock
        transactions ................                                                                      6
   Change in unrealized gains on
        available-for-sale securities
   Net income .......................
                                            ---------      ------       ---------      -------      --------
Balances, January 2, 1999 ...........              --        $--        6,506,010      $  65        $ 21,800
                                            =========      ======       =========      =======      ========

                                               ACCUMULATED
                                                 OTHER        RETAINED
                                              COMPREHENSIVE   EARNINGS
                                              INCOME (LOSS)   (DEFICIT)       TOTAL
                                              -------------   --------       --------
Balances, December 31, 1995 .........                --       $  (838)       $  4,685
   Issuance of Common Stock,
        net of issuance costs .......                --            --          15,659
   Issuance of Common Stock
        under Stock Option Plan .....                                               9
   Issuance of Common Stock
        under Employee Stock
        Purchase Plan ...............                                             120
   Conversion of Preferred
        Stock .......................                                              --

   Net Income .......................                           1,005           1,005
                                              -------------   --------       --------
Balances, December 31, 1996 .........                --           167          21,478
   Issuance of Common Stock
        under Stock Option Plan .....                                              60
   Issuance of Common Stock
        under Employee Stock
        Purchase Plan ...............                                             246
   Unrealized losses on available-
        for-sale securities .........          $     (2)                           (2)

   Net income .......................                           2,098           2,098
                                              -------------   --------       --------
Balances, December 31, 1997 .........                (2)        2,265          23,880
   Issuance of Common Stock
        under Stock Option Plan .....                                              38
   Issuance of Common Stock
        under Employee Stock
        Purchase Plan ...............                                             204
   Tax benefit of employee stock
        transactions ................                                               6
   Change in unrealized gains on
        available-for-sale securities                 9            --               9
   Net income .......................                           1,748           1,748
                                              -------------   --------       --------
Balances, January 2, 1999 ...........          $      7       $ 4,013        $ 25,885
                                              =============   ========       ========

        The accompanying notes are an integral part of these consolidated financial statements.

                               IRIDEX CORPORATION

              CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)


                                                                    YEAR ENDED
                                                                    JANUARY 2,  YEAR ENDED DECEMBER 31,
                                                                       1999        1997        1996
                                                                     -------      ------      ------
Cash flows from operating activities:
   Net income..................................................       $1,748       $2,098      $1,005
   Adjustments to reconcile net income to net cash used in
    operating activities:
        Depreciation and amortization..........................          653          357         238
        Provision for doubtful accounts........................           22           65        (118)
        Changes in operating assets and liabilities:
               Accounts receivable.............................       (1,573)        (732)     (2,794)
               Inventories.....................................       (2,528)      (2,117)       (603)
               Prepaids and other current assets...............          104         (329)        163
               Deferred income taxes...........................          (91)         (14)        328
               Accounts payable................................          127          217         242
               Accrued expenses................................         (438)         367         283
                                                                      ------       ------      ------
               Net cash used in operating activities...........       (1,976)         (88)     (1,256)
                                                                      ------       ------      ------
Cash flows from investing activities:
   Purchases of available-for-sale securities..................       (7,675)      (6,364)    (61,305)
   Proceeds from sale and maturity of available-for-sale
     securities ...............................................        6,187        3,783      60,298
   Acquisition of property and equipment.......................         (794)      (1,837)       (639)
   Acquisition of intangible assets............................          (96)       --             --
                                                                      ------       ------      ------
               Net cash used in investing activities...........       (2,378)      (4,418)     (1,646)
                                                                      ------       ------      ------
Cash flows from financing activities:
   Payments of capital lease obligations.......................           (3)          (7)         (6)
   Issuance of Common Stock, net...............................          248          306      15,788
                                                                      ------       ------      ------
               Net cash provided by financing activities.......          245          299      15,782
                                                                      ------       ------      ------
                    Net (decrease) increase in cash and
                         cash equivalents .....................       (4,109)      (4,207)     12,880
Cash and cash equivalents, beginning of year...................        9,900       14,107       1,227
                                                                      ------       ------      ------

Cash and cash equivalents, end of year.........................       $5,791       $9,900     $14,107
                                                                      ======       ======     =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
        Income taxes...........................................         $575         $671         $24
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
 ACTIVITIES:
     Change in unrealized gains (losses) on
          available-for-sale securities .......................           $9          $(2)        $--


        The accompanying notes are an integral part of these consolidated financial statements.

                               IRIDEX CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)


                                                            YEAR ENDED
                                                            JANUARY, 2,     YEAR ENDED DECEMBER 31,
                                                               1999           1997           1996
                                                             --------       --------       --------
Net income ............................................      $  1,748       $  2,098       $  1,005
Other comprehensive income:
   Changes in unrealized gain (loss) on
     available-for-sale securities ....................             9             (2)          --
                                                             --------       --------       --------

Comprehensive income ..................................      $  1,757       $  2,096       $  1,005
                                                             ========       ========       ========



        The accompanying notes are an integral part of these consolidated financial statements.

                               IRIDEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      BUSINESS OF THE COMPANY

        Description of Business

        IRIDEX Corporation is the leading worldwide provider of semiconductor-based laser systems used to treat eye diseases in ophthalmology and skin lesions in dermatology. We market our products using three brand names:
IRIS Medical to the ophthalmology market, IRIDERM to the dermatology market, and Light Solutions to the research market. The terms "Company," "IRIDEX," "we," "us" and "our" refer to IRIDEX Corporation, a Delaware corporation, and, when the context so requires, our wholly-owned subsidiaries, IRIS Medical Instruments, Inc. and Light Solutions Corporation, both California corporations and IRIDEX Foreign Sales Corporation, a Barbados corporation, and our dermatology division IRIDERM.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Financial Statement Presentation

        The consolidated financial statements include our accounts and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

        Cash and Cash Equivalents

        We consider all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents.

        Available-for-Sale Securities

        All marketable securities as of January 2, 1999 are considered to be available-for-sale and therefore are carried at fair value. Available-for-sale securities are classified as current assets when they have scheduled maturities of less than one year. Available-for-sale securities are classified as non current assets when they have scheduled maturities of more than one year. Unrealized holding gains and losses on such securities are reported net of related taxes as a separate component of stockholders' equity until realized. Realized gains and losses on sales of all such securities are reported in interest and other income and are computed using the specific identification cost method.

        Intangible Assets

        Intangible assets include patents that are being amortized on a straight-line basis over seven years. We periodically assess the recoverability of intangible assets by determining whether amortization of the asset balance over the remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows and is recognized as a write down of the asset to net realizable value.

        Inventories

        Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis which approximates actual cost on a first-in, first-out (FIFO) method. Lower of cost or market is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors.

                               IRIDEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which is generally three years. Amortization of leasehold improvements and property and equipment acquired under capital lease obligations is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related assets, typically three years.

        Revenue Recognition

        We recognize product sales when product is shipped to the customer, when acceptance terms, if any, are fulfilled and when contractual obligations are completed. We accrue for warranty costs and sales returns at the time of shipment based on our experience.

        Research and Development

        Research and development expenditures are charged to operations as incurred.

        Advertising

        We expense advertising costs as they are incurred. Advertising expenses for 1998, 1997 and 1996 were $317,000, $170,000 and $175,000, respectively.

        Fair Value of Financial Instruments

        Carrying amounts of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values due to their short maturities. Estimated fair values for available-for-sale securities, which are separately disclosed elsewhere, are based on quoted market prices for the same or similar instruments.

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

        Concentration of Credit Risk and Other Risks and Uncertainties

        Our cash and cash equivalents are deposited in demand and money market accounts of three financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and therefore, bear minimal risk.

                               IRIDEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        We market our products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letter of credit. We also offer extended payment terms on selected sales transactions. Management performs ongoing credit evaluations of our customers and maintains an allowance for potential credit losses. Historically we have not experienced any significant losses related to individual customers or group of customers in any particular geographic area. As of January 2, 1999, no customers accounted for greater than 10% of accounts receivable.

        Our products require approvals from the Food and Drug Administration and international regulatory agencies prior to commercialized sales. Our future products may not receive required approvals. If we were denied such approvals of such approvals were delayed, it would have a materially adverse impact on our business, results of operations and financial condition.

        Use of Estimates

        Management makes estimates and assumptions to prepare the financial statements in conformity with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Fiscal Year

        On June 8, 1998, the Board of Directors approved a resolution to adjust our fiscal year end from December 31 to the 52 or 53-week period that ends the Saturday nearest December 31, effective for fiscal year 1998. Fiscal year 1998 was a 52-week year.

        Computation of Net Income Per Common Share and Per Diluted Common Share

        Effective December 31, 1997, we adopted SFAS No. 128 "Earnings Per Share" and the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 98, and accordingly all prior periods have been restated. Net income per common share is computed using the weighted average number of shares of common stock outstanding. Diluted net income per common share is computed using the weighted average number of dilutive shares of common stock and common equivalent shares from stock options and preferred stock outstanding. We have determined that no incremental shares should be included in the computation of earnings per share and in accordance with Staff Accounting Bulletin No. 98.

        Recent Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. To date, we have not engaged in derivative and hedging activities. We will adopt SFAS No. 133 as required for our first quarterly filing of 2000.

                               IRIDEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Reclassifications

        Certain amounts in the financial statements have been reclassified to conform with the current year's presentation. The reclassification had no impact on previously reported income from operations or net income.

3.      BALANCE SHEET DETAIL

        Available-for-sale securities (in thousands):


                                          AMORTIZED            UNREALIZED      ESTIMATED        MATURITY
                                             COST            GAINS (LOSSES)    FAIR VALUE         DATES
                                          ---------          --------------    ----------      ----------
As of January 2, 1999, available-for-sale securities consisted of the following:

Obligations of state and local
government agencies.............             5,078                  7             5,085        2/99 - 6/99

As of December 31, 1997, available-for-sale securities consisted of the following:

Obligations of state and local
government agencies.............             3,590                 (2)            3,588        1/98 - 6/98

There were no realized capital gains or losses recognized in 1998, 1997 and 1996.

                               IRIDEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                              JANUARY 2,     DECEMBER 31,
                                                                              ---------      ------------
                                                                                 1999           1997
                                                                              ---------      ------------
                                                                                    (IN THOUSANDS)
Inventories:
        Raw materials and work in process................................       $3,877          $2,580
        Finished goods...................................................        2,627           1,396
                                                                                ------          ------
               Total inventories.........................................       $6,504          $3,976
                                                                                ======          ======

                                                                                 1999            1997
                                                                                -------           -----
                                                                                    (IN THOUSANDS)
Property and Equipment:
        Equipment........................................................       $2,157          $1,466
        Leasehold improvements...........................................        1,700           1,597
        Less accumulated depreciation and amortization...................       (1,583)           (930)
                                                                                ------          ------
               Property and equipment, net...............................       $2,274          $2,133
                                                                                ======          ======

                                                                                 1999            1997
                                                                                ------          ------
                                                                                     (IN THOUSANDS)
Accrued Expenses:
        Accrued payroll, vacation and related expenses...................         $655            $787
        Distributor commissions..........................................           37             141
        Accrued warranty.................................................          200             114
        Income taxes payable.............................................           14             567
        Other accrued expenses...........................................          707             442
                                                                                ------          ------
               Total accrued expenses....................................       $1,613          $2,051
                                                                                ======          ======

4.      BANK BORROWINGS

        We have a revolving line of credit agreement with a bank expiring on September 30, 1999, which provides for borrowings of up to $1,000,000 at the bank's prime rate (7.75% at January 2, 1999). The agreement contains restrictive covenants including prohibiting payment of dividends without the bank's prior consent. There were no borrowings against the credit line at January 2, 1999.

5.      COMMITMENTS

        Lease Agreements

        We lease our operating facilities under a noncancelable operating lease. The lease expires in 2002 and contains a renewal option. Rent expense, net of sublease income, totaled $331,000, $224,000 and $108,000 for the years ended January 2, 1999, December 31, 1997 and 1996, respectively. Rental income related to a facility sublease was $182,000, $48,000 and $7,000 for the years ended January 2, 1999, December 31, 1997 and 1996, respectively.

                               IRIDEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



        Future minimum lease payments under current operating leases at January 2, 1999 are summarized as follows (in thousands):

                      Fiscal Year                Amount
                      -----------                ------
                         1999                       509
                         2000                       531
                         2001                       554
                         2002                        93
                                                 ------
                                                 $1,687
                                                 ======

        License Agreements

        The Company is obligated to pay royalties equivalent to 4% and 5% of sales on certain products under certain license agreements. Royalty expense was $125,000, $58,900 and $37,000 for the years ended January 2, 1999, December 31, 1997 and 1996, respectively.

6.      STOCKHOLDERS' EQUITY

        CONVERTIBLE PREFERRED STOCK

        During 1996, we amended our Articles of Incorporation to authorize 2,000,000 shares of undesignated preferred stock. Preferred Stock may be issued from time to time in one or more series. As of January 2, 1999, we had no preferred stock issued and outstanding.

        TREASURY STOCK

        In December 1998, we instituted a stock repurchase program whereby up to 150,000 shares of our Common Stock may be repurchased in the open market. We plan to utilize all of the reacquired shares for reissuance in connection with employee stock programs. We have not repurchased any Common Stock as of January 2, 1999.

STOCK OPTION PLANS

        Amended and Restated 1989 Incentive Stock Plan

        The Amended and Restated 1989 Plan (the "1989 Plan") provides for the granting to employees (including officers and employee directors) of incentive stock options and for the granting to employees (including officers and employee directors) and consultants of nonstatutory stock options and stock purchase rights ("SPRs"). The exercise price of incentive stock options and SPRs granted under the 1989 Plan must be at least equal to the fair market value of the shares at the time of grant. With respect to any recipient who owns stock possessing more than 10% of the voting power of our outstanding capital stock, the exercise price of any option or SPR granted must be at least equal to 110% of the fair market value at the time of grant. Options granted under the 1989 Plan are exercisable at such times and under such conditions as determined by the Administrator; generally over a four year period. The maximum term of incentive stock options granted to any recipient must not exceed ten years; provided, however, that the maximum term of an incentive stock option granted to any recipient possessing more than 10% of the voting power of our outstanding capital stock must not exceed five years. In the case of SPRs, unless the Administrator determines otherwise, we have

                               IRIDEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


a repurchase option exercisable upon the voluntary or involuntary termination of the purchaser's employment with us for any reason (including death or disability). Such repurchase option lapses at a rate determined by the Administrator. The purchase price for shares repurchased by us is the original price paid by the purchaser and may be paid by cancellation of any indebtedness of the purchaser to us. The 1989 Plan expires in August 1999.

        1998 Stock Plan

        The 1998 Stock Plan (the "1998 Plan") provides for the grant of options and stock purchase rights to purchase shares of our Common Stock to employees and consultants. A total of 250,000 shares of Common Stock are reserved for issuance under the 1998 Plan. The stockholders approved the 1998 Plan in June 1998. The terms of the 1998 Plan are substantially the same as the 1989 Plan. The 1998 Plan expires in June 2008.

        1995 Director Option Plan

        In October 1995, we adopted the 1995 Director Option Plan (the "Director Plan"), under which members of the Board of Directors are granted options to purchase 11,250 shares upon the first to occur of their appointment or the adoption of the Director Plan ("First Option") and an option to purchase 3,750 shares ("Subsequent Option") on July 1 of each year thereafter provided that he or she has served on the Board for at least the preceding six months. The options granted are at fair market value on the date of grant. The First Option becomes exercisable as to one-twelfth (1/12) of the shares subject to the First Option for each quarter over a three-year period. Each Subsequent Option becomes exercisable as to one-fourth (1/4) of the shares subject to the Subsequent Option for each quarter, commencing one quarter after the First Option and any previously granted Subsequent Options have become fully exercisable. Options granted under the Director Plan have a term of 10 years.

        In the event of our merger with or into another corporation, resulting in a change of control, or the sale of substantially all of our assets, each Director Plan option becomes exercisable in full and shall be exercisable for 30 days after written notice to the holder of the event causing the change in control.

        Unless terminated sooner, the Director Plan will terminate in 2005. The Board has authority to amend or terminate the Director Plan, provided no such amendment may impair the rights of any optionee without the optionee's consent.

        Information with respect to activity under these option plans are set forth below (in thousands except share and per share data):


                                                                            OUTSTANDING OPTIONS
                                            SHARES            -----------------------------------------------
                                           AVAILABLE           NUMBER         AGGREGATE         WEIGHTED AVG
                                           FOR GRANT          OF SHARES         PRICE          EXERCISE PRICE
                                           ---------          ---------       ---------        --------------
Balances, January 1, 1996............        313,340           466,998           $509               $1.09
        Options granted..............       (275,850)          275,850          2,127               $7.71
        Options exercised............                           (9,096)            (9)                $99
        Options terminated...........        100,508          (100,508)          (421)              $4.19
                                             -------          ---------          -----
Balances, December 31, 1996..........        137,998           633,244         $2,206               $3.48
        Additional shares reserved...        500,000                --             --                  --
        Options granted..............       (437,775)          437,775          2,922               $6.68
        Options exercised............                          (65,896)           (60)               $.91

                                         IRIDEX CORPORATION
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            OUTSTANDING OPTIONS
                                            SHARES            ---------------------------------------------------
                                           AVAILABLE             NUMBER           AGGREGATE         WEIGHTED AVG
                                           FOR GRANT            OF SHARES           PRICE          EXERCISE PRICE
                                           ---------            ---------         ---------        --------------
        Options terminated                    43,336              (43,336)             (208)          $   4.80
                                            --------            ---------           -------
Balances, December 31, 1997                  243,559              961,787           $ 4,860           $   5.05
        Additional shares reserved           310,000                   --                --              --
        Options granted                     (936,889)             936,889             4,628           $   4.94
        Options exercised                                          (9,101)              (38)          $   4.18
        Options terminated                   572,074             (572,074)           (4,031)          $   7.05
                                            --------           ----------           -------
Balances, January 2, 1999                    188,744            1,317,501           $ 5,419           $   4.11
                                            ========           ==========           =======


        In December 1998, we offered non-executive officer employees the right to cancel certain outstanding Stock Options and receive new options with an exercise price of $4.00 per share, the closing price of the common stock on the date individual employees agreed to cancel their original outstanding stock options. Options to purchase a total of 548,000 shares at original exercise prices ranging from $5.00 to $14.75 per share were canceled and new options were issued in December 1998. Under the terms of this offer new options are subject to new vesting terms from the date of issuance.

        The following table summarizes information with respect to stock options outstanding at January 2, 1999:


                                              OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                NUMBER          WEIGHTED AVERAGE    WEIGHTED AVERAGE    NUMBER       WEIGHTED AVERAGE
                              OUTSTANDING           REMAINING          EXERCISE       EXERCISABLE        EXERCISE
                                                CONTRACTUAL LIFE
 RANGE OF EXERCISE PRICES      AT 1/2/99             (YEARS)             PRICE         AT 1/2/99           PRICE
 ------------------------     -----------     -------------------   ----------------  -----------    ----------------
    $0.16 - $ 0.16                50,797               1.89              $0.16           50,797            $0.16
    $1.00 - $ 1.00               179,654               5.68              $1.00          170,501            $1.00
    $2.00 - $ 2.00                98,750               6.79              $2.00           79,668            $2.00
    $3.93 - $ 7.62               857,300               8.67              $4.45           70,474            $6.06
    $8.00 - $14.88               131,000               7.77              $9.49           21,606            $8.92
                               ---------                                                -------
    $0.16 - $14.88             1,317,501               7.77              $4.13          393,046            $2.43
                               =========                                                =======


        At December 31, 1997 and 1996, options to purchase 961,787 and 245,284 shares of Common Stock were exercisable at weighted average exercise prices of $2.49 and $0.86, respectively.

        The following information concerning our stock option and employee stock purchase plans is provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." We account for such plans in accordance with Accounting Principles Board No. 25 and related Interpretations.

        The fair value of each option grant has been estimated on the date of grant using the Black-Scholes multiple option pricing model with the following weighted average assumptions used grants in 1998, 1997 and 1996:


                                  1998                           1997                             1996
                        ----------------------     ---------------------------      ---------------------------
                        GROUP A        GROUP B      GROUP A         GROUP B          GROUP A          GROUP B
                        -------        -------     -----------     -----------      -----------     -----------
Risk-free Interest
Rates                     4.82%          4.79%     5.84%-6.72%     5.69%-6.72%      5.76%-6.70%     5.06%-6.64%
Expected Life from
  Date of Vesting        3 yrs.         2 yrs.          3 yrs.          2 yrs.           3 yrs.          2 yrs.
Volatility                 0.78           0.78            0.62            0.62        0.00-0.62       0.00-0.62
Dividend Yield               --             --              --              --               --              --

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

        The weighted average fair value per share of those options granted in 1998, 1997 and 1996 was $3.12, $3.85 and $4.42, respectively.

        We have also estimated the fair value for the purchase rights issued under our 1995 Employee Stock Purchase Plan, under the Black-Scholes valuation model using the following assumptions for 1998, 1997 and 1996:


                                         1998              1997               1996
                                      ---------          ---------          ---------
Risk-free Interest Rates                  5.61%              5.09%              5.37%
Expected Life                         0.5  year          0.5  year          0.5  year
Volatility                                 0.78               0.62               0.62
Dividend Yield                               --                 --                 --

        The weighted average fair value per share of those purchase rights granted in 1998, 1997 and 1996 was $3.33, $2.27 and $3.08, respectively.

        The following proforma income information has been prepared following the provisions of SFAS No. 123:


-----------------------------------------------------------------------------------
                  (amounts in thousands except per share data)
                                           1998             1997              1996
                                          ------          ---------          ------
Net income-- as reported                  $1,748          $   2,098          $1,005
Net income-- proforma                     $  815          $   1,564          $  886

Net income per common share-- as
   reported                               $ 0.27          $   0.33           $ 0.18
Net income per common share--
   proforma                               $ 0.13          $   0.24           $ 0.17

Net income per common share--
   assuming dilution-as reported          $ 0.26          $   0.31           $ 0.16
Net income per common share--
   assuming dilution-proforma             $ 0.12          $   0.23           $ 0.14


        The above proforma effects on income may not be representative of the effects on net income for future years as option grants typically vest over several years and additional options are generally granted each year.

                               IRIDEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        1995 Employee Stock Purchase Plan

        Our 1995 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors in October 1995. On April 28, 1997, the shareholders approved an amendment to increase the total number of shares of common stock for issuance under the Purchase Plan from 50,000 to 100,000. The Purchase Plan permits eligible employees (including officers and employee directors) to purchase Common Stock through payroll deductions, which may not exceed 10% of an employee's compensation. No employee may purchase more than $25,000 worth of stock in any calendar year or more than 1,000 shares of Common Stock in any twelve-month period. The price of shares purchased under the Purchase Plan is 85% of the lower of the fair market value of the Common Stock at the beginning of the offering period or the end of the offering period. The Purchase Plan will terminate in 2005, unless terminated sooner by the Board of Directors.

7.      EMPLOYEE BENEFIT PLAN

        We have a plan known as the IRIS Medical Instruments 401(k) trust to provide retirement benefits through the deferred salary deductions for substantially all employees. Employees may contribute up to 15% of their annual compensation to the plan, limited to a maximum amount set by the Internal Revenue Service. The plan also provides for Company contributions at the discretion of the Board of Directors. No Company contributions have been made to the plan since inception.

8.      INCOME TAXES

        The provision for income taxes includes:


                                                                  YEAR ENDED
                                                                  JANUARY 2,       YEAR ENDED DECEMBER 31,
                                                                  ----------       -----------------------
                                                                     1999           1997             1996
                                                                     ----          ------            ----
                                                                              (IN THOUSANDS)
Current:
    Federal...............................................           $425          $1,010            $247
    State.................................................             67             234             101
Deferred:
    Federal...............................................            105             (95)            258
    State.................................................            (14)             31              70
                                                                     ----          ------            ----
        Income tax provision..............................           $583          $1,180            $676
                                                                     ====          ======            ====


        The Company's effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:


                                                                    YEAR ENDED
                                                                    JANUARY 2,             DECEMBER 31,
                                                                    ----------        --------------------
                                                                       1999           1997            1996
                                                                       ----           ----            ----
Income tax provision at statutory rate.....................             34%            34%             34%
State income taxes, net of federal benefit.................              3%             6%              6%
Tax Exempt Interest........................................             (5%)           (2%)            --
Research and Experimental Credits..........................             (5%)           (2%)            --

                               IRIDEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    YEAR ENDED
                                                                    JANUARY 2,             DECEMBER 31,
                                                                    ----------        --------------------
                                                                       1999           1997            1996
                                                                       ----           ----            ----
Other......................................................             (2%)           --              --
                                                                       ----           ----            ----
Effective tax rate.........................................             25%            36%             40%
                                                                       ====           ====            ====

        The tax effect of temporary differences and carry-forwards that give rise to significant portions of the deferred tax assets are presented below (in thousands):


                                                           JANUARY 2,   DECEMBER 31,
                                                           ----------   ------------
                                                              1999          1997
                                                              ----          ----
Depreciation .......................................          $ 67          $  7
Accrued liabilities ................................           255           131
Allowance for excess and obsolete inventories ......            70           164
State tax ..........................................            12            68
Allowance for Doubtful Accounts ....................           115           121
Other ..............................................           153            90
                                                              ----          ----
Net deferred tax asset .............................          $672          $581
                                                              ====          ====


9.      MAJOR CUSTOMERS AND BUSINESS SEGMENTS

        In 1998, we adopted SFAS No. 131, "Disclosures abut Segments of an Enterprise and Related Information." We concluded that we operate in two reportable segments: the laser medical device segment and the laser research segment. In the laser medical device segment, we develop, manufacture and market medical devices for the ophthalmology and dermatology markets. Our revenues arise from the sale of consoles, delivery devices, disposables and service and support activities. In the research segment we conduct research and development under research grants from the U.S. Federal Government and others. Under the terms of these grants we typically retain the right to commercially market the technology developed. The laser research segment did not meet the quantitative requirements for a reportable segment as defined in SFAS No. 131 and has been aggregated accordingly.

        In the years ended January 2, 1999, December 31, 1997 and 1996, no customer individually accounted for more than 10% of our revenue.

        Revenue information shown in thousands by geographic region is as follows:


                                          JANUARY 2,      YEAR ENDED DECEMBER 31,
                                          ----------      -----------------------
                                             1999           1997          1996
                                           -------        -------        -------
United States .....................        $14,958        $ 8,709        $ 6,236
Europe ............................          4,503          3,690          3,073
Rest of Americas ..................          1,552          1,706            812
Asia/Pacific Rim ..................          2,572          3,968          2,243
                                           -------        -------        -------
                                           $23,585        $18,073        $12,364
                                           =======        =======        =======

Revenues are attributable to countries based on location of customers.

                               IRIDEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        In the years ended January 2, 1999, December 31, 1997 and 1996, no country individually accounted for more than 10% of our sales, except for the United States, which accounted for 64.5% of sales in 1998, 49.1% in 1997 and 51.4% in 1996.

10.  COMPUTATION OF NET INCOME PER COMMON SHARE AND PER DILUTED COMMON SHARE

        A reconciliation of the numerator and denominator of net income per common share and diluted net income per common share is provided as follows (in thousands, except per share amounts):

                                                                YEAR ENDED
                                                                JANUARY 2,  YEAR ENDED DECEMBER 31,
                                                                ----------  -----------------------
                                                                   1999         1997      1996
                                                                  ------       ------    ------
Numerator -- Net income per common share and per diluted
     common share
Net income ...................................................    $1,748       $2,098    $1,005
                                                                  ======       ======    ======
Denominator -- Net income per common share
     Weighted average common stock outstanding ...............     6,480        6,406     5,725
                                                                  ======       ======    ======
Net income per common share ..................................    $ 0.27       $ 0.33    $ 0.18
                                                                  ======       ======    ======
Denominator -- Diluted net income per common share
     Weighted average common stock outstanding ...............     6,480        6,406     5,725
Effect of dilutive securities
     Weighted average common stock options ...................       285          349       331
     Weighted average convertible preferred stock ............        --           --       354
                                                                  ------       ------    ------
Total weighted average stock and options outstanding .........     6,765        6,755     6,410
                                                                  ======       ======    ======
Diluted net income per common share...........................    $ 0.26       $ 0.31    $ 0.16
                                                                  ======       ======    ======

----------

During 1998, 1997 and 1996, there were 300,500, 64,037, and 10,178 outstanding options to purchase shares, respectively, at a weighted average exercise price of $7.69, $9.49, and $9.83 per share, respectively. These shares were not included in the computations of diluted net income per common share because the exercise price of the common shares exceeded, the market price of the related options.

11.  SELECTED QUARTERLY FINANCIAL DATA, (UNAUDITED)


                                                          INTERIM FINANCIAL INFORMATION (UNAUDITED)
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           QUARTER
                                                          -----------------------------------------
                                                          FIRST      SECOND       THIRD      FOURTH
                                                          -----       -----       -----       -----
Year Ended January 2, 1999
     Sales ..........................................    $5,872      $6,002      $5,200      $6,511
     Gross Profit ...................................     3,382       3,515       2,550       3,830
     Net Income .....................................       655         525          43         525
     Net income per common share ....................      0.10        0.08        0.01        0.08
     Diluted net income per common share ............      0.10        0.08        0.01        0.08
Year Ended December 31, 1997
     Sales ..........................................     3,320       4,356       4,641       5,756
     Gross profit ...................................     1,883       2,513       2,654       3,411
     Net income .....................................       185         514         596         803

                               IRIDEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                          INTERIM FINANCIAL INFORMATION (UNAUDITED)
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           QUARTER
                                                          -----------------------------------------
                                                          FIRST      SECOND       THIRD      FOURTH
                                                          -----       -----       -----       -----
     Net income per common share ....................      0.03        0.08        0.09        0.12
     Diluted net income per common share.............      0.03        0.08        0.09        0.12

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Stockholders and Board of Directors
IRIDEX Corporation


        Our audits of the consolidated financial statements referred to in our report dated January 22, 1999 appearing on page 29 of this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


                                                   PricewaterhouseCoopers LLP


San Jose, CA
January 22, 1999

                                    PART III

        Certain information required by Part III has been omitted from this Form 10-K. This information is instead incorporated by reference to our definitive proxy statement (the "Proxy Statement"), which we will file within 120 days after the end of our fiscal year pursuant to Regulation 14A in time for our Annual Meeting of Stockholders to be held June 2, 1999.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding our directors is incorporated by reference to "ELECTION OF DIRECTORS -- Nominees" in our Proxy Statement for the Company's 1999 Annual Meeting of Stockholders. The information concerning our current executive officers is found under the caption "Executive Officers of the Registrant" in Part I hereof is also incorporated by reference into this Item 10.

ITEM 11.  EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to "EXECUTIVE COMPENSATION" in our Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated by reference to "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in our Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                             PAGE IN
                                                                                            FORM 10-K
                                                                                              REPORT
                                                                                            ---------
(a)  The following documents are filed in Part II of this Annual Report on Form 10-K:

     1.   FINANCIAL STATEMENTS


          Report of Independent Accountants .........................................          29


          Consolidated Balance Sheets as of January 2, 1999 and December 31, 1997....          30


          Consolidated Statements of Income for the years ended
          January 2, 1999, December 31, 1997 and 1996................................          31


          Consolidated Statements of Stockholders' Equity for the years ended
          January 2, 1999, December 31, 1997 and 1996................................          32


          Consolidated Statements of Cash Flows for the years ended January 2,
          1999, December 31, 1997 and 1996...........................................          33

          Consolidated Statements of Comprehensive Income for the years
          ended January 2, 1999, December 31, 1997 and 1996..........................          34


          Notes to Consolidated Financial Statements.................................          35


     2.   FINANCIAL STATEMENT SCHEDULE


          The following financial statement schedule is included in Item 14(d):

          Schedule II - Valuation and Qualifying Accounts............................          53


        Other schedules have been omitted because they are either not required, applicable, or the required information is included in the consolidated financial statements or notes thereto.

           3.     EXHIBITS

                  Refer to (c) below

(b)        REPORTS ON FORM 8-K

           No reports on Form 8-K were filed during the fourth quarter of 1998.

(C)        EXHIBITS

        EXHIBITS      EXHIBIT TITLE
        --------      -------------
         3.1(1)       Amended and Restated Certificate of Incorporation of Registrant
         3.2(3)       Amended and Restated Bylaws of Registrant.
        10.1(1)       Form of Indemnification Agreement with directors and officers.
        10.2(1)       Amended and Restated 1989 Incentive Stock Plan and form of agreement thereunder.
        10.3(1)       1995 Employee Stock Purchase Plan and form of agreement thereunder.
        10.4(1)       1995 Director Option Plan and form of agreement thereunder.
        10.5(1)       1995 Profit Sharing Plan
        10.6(1)       Third Restated Registration Rights Agreement dated as of October 27, 1995 by and among
                      Registrant and certain individuals and entities named therein.
        10.7(1)       Lease Agreement dated December 6, 1996 by and between Zappettini Investment Co. and the Registrant.
        10.8(1)       Business Loan Agreement dated October 4, 1995 between Mid-Peninsula Bank and the
                      Registrant.
        10.9(4)       1998 Stock Option Plan
       10.10(2)*      Development and Distribution Agreement dated as of May 28, 1996 between Miravant, Inc.
                      (formerly PDT, Inc.) and the Company.
        22.1(1)       Subsidiaries of Registrant.
          23.1        Consent of Independent Accountants.
          24.1        Power of Attorney (See page 52).
          27.1        Financial Data Schedule.

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

(3) Incorporated by reference to the Exhibits in Registrant's Report on Form 10-Q for the quarter ended October 3, 1998.

(4) Incorporated by reference to the Exhibits in Registrant's Proxy Statement for the Company's 1998 Annual Meeting of Stockholders which was filed April 30, 1998.

TRADEMARK ACKNOWLEDGMENTS

        IRIDEX, the IRIDEX logo, IRIS Medical, OcuLight, SmartKey, and EndoProbe are our registered trademarks. IRIDERM, G-Probe, DioPexy, DioVet, TruFocus, TrueCW, UltraView and DioLite 532 product names are our trademarks. All other trademarks or trade names appearing in the Form 10-K are the property of their respective owners.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 31st day of March, 1999.

                                        IRIDEX CORPORATION


                                        By:  /s/ Theodore A. Boutacoff
                                           -------------------------------------
                                             Theodore A. Boutacoff
                                             President, Chief Executive Officer,
                                             and Director

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


    /s/ Theodore A. Boutacoff         President, Chief Executive Officer, and       March 31, 1999
---------------------------------     Director (Principal Executive Officer)
     (Theodore A. Boutacoff)

       /s/ Robert Kamenski            Chief Financial Officer and Vice              March 31, 1999
---------------------------------     President, Administration (Principal
        (Robert Kamenski)             Financial and Accounting Officer)

      /s/ James L. Donovan            Vice President, Corporate Business            March 31, 1999
---------------------------------     Development and Director
       (James L. Donovan)

     /s/ William Boeger, III          Director                                      March 31, 1999
---------------------------------
      (William Boeger, III)

        /s/ Milton Chang              Director                                      March 31, 1999
---------------------------------
         (Milton Chang)

      /s/ Donald L. Hammond           Director                                      March 31, 1999
---------------------------------
       (Donald L. Hammond)

       /s/ Joshua Makower             Director                                      March 31, 1999
---------------------------------
        (Joshua Makower)

        /s/ John M. Nehra             Chairman of the Board                         March 31, 1999
---------------------------------
         (John M. Nehra)

                                                                     SCHEDULE II

                       IRIDEX CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)




                                            BALANCE AT       CHARGED TO                        BALANCE
                                           BEGINNING OF      COSTS AND                        AT END OF
              DESCRIPTION                   THE PERIOD        EXPENSES       DEDUCTIONS       THE PERIOD
------------------------------------       ------------      ----------      ----------       ----------
Balance for the year ended
December 31, 1996:
     Allowance for doubtful accounts
     receivable ....................            $383              --            $(118)            $265
Balance for the year ended
December 31, 1997:
     Allowance for doubtful accounts
     receivable ....................            $265            $ 55            $ (15)            $305
Balance for the year ended
January 2, 1999:
     Allowance for doubtful accounts
     receivable ....................            $305            $113            $ (91)            $327

                               INDEX TO EXHIBITS

Exhibit
Number                        Description
-------                       -----------
 23.1               Consent of Independent Accountants
 27.1               Financial Data Schedule