Form 10-Q
period 1999-04-03
IRIDEX CORP
filed 1999-05-18
CIK 1006045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended April 3, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition period from                to

                         Commission File Number: 0-27598

                               IRIDEX CORPORATION


             (Exact name of registrant as specified in its charter)


                 Delaware                                     77-0210467
 ---------------------------------------------            -------------------
 (State or other jurisdiction of incorporation             (I.R.S. employer
              or organization)                            identification No.)

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

                     (1) Yes [X] No [ ]; (2) Yes [X ] No [ ]

The number of shares of Common Stock, $.01 par value, issued and outstanding as of May 6, 1999 was 6,508,846.

                               IRIDEX CORPORATION

                                TABLE OF CONTENTS



                                                                                              Page
                                                                                              ----
PART I.       FINANCIAL INFORMATION

ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

              Condensed Consolidated Balance Sheets as of April 3, 1999
              and January 2, 1999                                                              3

              Condensed Consolidated Statements of Income for the three months
              ended April 3, 1999 and March 31, 1998                                           4

              Condensed Consolidated Statements of Cash Flows
              for the three months ended April 3, 1999 and
              March 31, 1998                                                                   5

              Condensed Consolidated Statements of
              Comprehensive Income for the three months ended
              April 3, 1999 and March 31, 1998                                                 6

              Notes to Condensed Consolidated Financial Statements                             7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS                                                        9

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                       17


PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS                                                                18

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS                                        18

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                                                  18

ITEM 4.       SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                                18

ITEM 5.       OTHER INFORMATION                                                                18

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                                 18


SIGNATURE                                                                                      19

INDEX TO EXHIBITS                                                                              20

                               IRIDEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)




                                                                      APRIL 3,             JANUARY 2,
                                                                        1999                  1999
                                                                      --------             ----------
                              ASSETS
Current assets:
     Cash and cash equivalents ...........................            $  7,774             $  5,791
     Available-for-sale securities .......................               4,052                5,085
     Accounts receivable, net ............................               6,393                7,608
     Inventories .........................................               7,188                6,504
     Prepaids and other current assets ...................                 338                  347
     Deferred income taxes ...............................                 607                  607
                                                                      --------             --------
         Total current assets ............................              26,352               25,942

     Property and equipment, net .........................               2,269                2,274
     Intangible assets ...................................                 108                   96
     Deferred income taxes ...............................                  65                   65
                                                                      --------             --------
         Total assets ....................................            $ 28,794             $ 28,377
                                                                      ========             ========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ....................................            $    871             $    879
     Accrued expenses ....................................               1,885                1,613
                                                                      --------             --------
         Total liabilities ...............................               2,756                2,492
                                                                      --------             --------
Stockholders' equity:
     Common stock ........................................                  66                   65
     Additional paid-in capital ..........................              21,878               21,800
     Treasury stock ......................................                (105)                  --
     Accumulated other comprehensive income ..............                   1                    7
     Retained earnings ...................................               4,198                4,013
                                                                      --------             --------
         Total stockholders' equity ......................              26,038               25,885
                                                                      --------             --------
         Total liabilities and stockholders' equity ......            $ 28,794             $ 28,377
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

                               IRIDEX CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)




                                                                              THREE MONTHS ENDED
                                                                          APRIL 3,            MARCH 31,
                                                                            1999                1998
                                                                          -------             ---------
Sales ........................................................            $ 5,697             $ 5,872
Cost of sales ................................................              2,616               2,490
                                                                          -------             -------
     Gross Profit ............................................              3,081               3,382
                                                                          -------             -------
Operating expenses:
     Research and development ................................                968                 546
     Selling, general and administrative .....................              2,001               1,975
                                                                          -------             -------
         Total operating expenses ............................              2,969               2,521
                                                                          -------             -------

Income from operations .......................................                112                 861
Interest and other income (expense), net .....................                161                 131
                                                                          -------             -------
      Income before provision for income taxes ...............                273                 992


Provision for income taxes ...................................                (88)               (337)
                                                                          -------             -------
         Net income ..........................................            $   185             $   655
                                                                          =======             =======

Net income per common share ..................................            $  0.03             $  0.10
                                                                          =======             =======
Diluted net income per common share ..........................            $  0.03             $  0.10
                                                                          =======             =======

Shares used in per common share calculation ..................              6,506               6,459
                                                                          =======             =======
Shares used in diluted net income per common share calculation              6,767               6,812
                                                                          =======             =======



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               IRIDEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                                        THREE MONTHS ENDED
                                                                                                   APRIL 3,            MARCH 31,
                                                                                                    1999                 1998
                                                                                                  --------             --------
Cash flows from operating activities:
     Net income ......................................................................            $    185             $    655
     Adjustments to reconcile net income to net cash provided by (used in) activities:
         Depreciation and amortization ...............................................                 181                  166
         Provision for doubtful accounts .............................................                  --                  (20)
         Changes in operating assets and liabilities:
            Accounts receivable ......................................................               1,215                 (995)
            Inventories ..............................................................                (684)                (538)
            Prepaids and other current assets ........................................                   9                  (41)
            Accounts payable .........................................................                  (8)                 242
            Accrued expenses .........................................................                 272                   70
                                                                                                  --------             --------
            Net cash provided by (used) in operating activities ......................               1,170                 (461)
                                                                                                  --------             --------
Cash flows from investing activities:
      Purchases of available-for-sale securities .....................................                  --               (1,900)
      Proceeds from maturity of available-for-sale securities ........................               1,027                2,940
      Acquisition of intangible assets ...............................................                 (17)                  --
      Acquisition of property and equipment ..........................................                (171)                (364)
                                                                                                  --------             --------
         Net cash provided by investing activities ...................................                 839                  676
                                                                                                  --------             --------
Cash flows from financing activities:
      Payment on capital lease obligations ...........................................                  --                   (1)
      Issuance of common stock, net ..................................................                  79                   85
      Purchase of treasury stock .....................................................                (105)                  --
                                                                                                  --------             --------
         Net cash  (used in) provided by financing activities ........................                 (26)                  84
                                                                                                  --------             --------
            Net increase in cash and cash equivalents ................................               1,983                  299
Cash and cash equivalents at beginning of period .....................................               5,791                9,900
                                                                                                  --------             --------
Cash and cash equivalents at end of period ...........................................            $  7,774             $ 10,199
                                                                                                  ========             ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               IRIDEX CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                             THREE MONTHS ENDED
                                                          APRIL 3,           MARCH 31,
                                                            1999               1998
                                                            -----             -----
Net income .....................................            $ 185             $ 655
Other comprehensive income:
     Changes in unrealized gain on
         available-for-sale securities .........               (6)               --
                                                            -----             -----
Comprehensive income ...........................            $ 179             $ 655
                                                            =====             =====


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               IRIDEX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.         BASIS OF PRESENTATION

           The accompanying unaudited condensed consolidated financial statements as of April 3, 1999 of IRIDEX Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 1, 1999. The results of operations for the three month period ended April 3, 1999 are not necessarily indicative of the results for the year ending January 1, 2000 or any future interim period.

2.         RECLASSIFICATIONS

           Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassification had no impact on previously reported income from operations or net income.

3.         INVENTORIES COMPRISE: (IN THOUSANDS)


                                                        APRIL 3,         JANUARY 2,
                                                          1999              1999
                                                        --------         ----------
                                                      (unaudited)       (unaudited)
           Raw materials and work in progress            $4,365            $3,877
           Finished goods ...................             2,823             2,627
                                                         ------            ------
           Total inventories ................            $7,188            $6,504
                                                         ======            ======

4. COMPUTATIONS OF NET INCOME PER COMMON SHARE AND DILUTED NET INCOME PER COMMON SHARE

           Net income per common share is computed using the weighted average number of shares of common stock outstanding. Diluted net income per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares from stock options outstanding.

           In accordance with the disclosure requirements of SFAS No. 128, a reconciliation of the numerator and denominator of net income per common share and diluted net income per common share is provided as follows (in thousands, except per share amounts):


                                                                                                         THREE MONTHS ENDED
                                                                                                      APRIL 3,         MARCH 31,
                                                                                                        1999             1998
                                                                                                      --------         ---------
                                                                                                    (unaudited)       (unaudited)
           Numerator -- Net income per common share and diluted net income per common share
           Net income .....................................................................            $  185            $  655
                                                                                                       ======            ======
           Denominator-- Net income per common share
                Weighted average common stock outstanding .................................             6,506             6,459
                                                                                                       ======            ======
           Net income per common share ....................................................            $ 0.03            $ 0.10
                                                                                                       ======            ======

           Denominator -- Diluted net income per common share
                Weighted average common stock outstanding .................................             6,506             6,459
           Effect of dilutive securities
                Weighted average common stock options .....................................               261               353
                                                                                                       ------            ------
           Total weighted average stock and options outstanding ...........................             6,767             6,812
                                                                                                       ======            ======
           Diluted net income per common share ............................................            $ 0.03            $ 0.10
                                                                                                       ======            ======

           During the three months ended April 3, 1999 and March 31, 1998, options to purchase 300,050 and 138,394 shares, respectively, at weighted average exercise prices of $7.69 and $9.93 per share, respectively, were outstanding, but were not included in the computations of diluted net income per common share because the exercise price of the related options exceeded the average market price of the common shares. These options could dilute earnings per share in future periods.

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

RESULTS OF OPERATIONS

           The following table sets forth the percentage of net sales of certain items in our income statement for the periods indicated.


                                                        THREE MONTHS ENDED
                                                   APRIL 3,           MARCH 31,
                                                    1999                1998
                                                   --------          ---------
Sales ..................................            100.0%             100.0%
Cost of sales ..........................             45.9               42.4
                                                    -----              -----
     Gross profit ......................             54.1               57.6
                                                    -----              -----
Operating expenses:
     Research and development ..........             17.0                9.3
     Sales, general and administrative .             35.1               33.6
                                                    -----              -----
         Total operating expenses ......             52.1               42.9
                                                    -----              -----

Income from operations .................              2.0               14.7
Other income, net ......................              2.8                2.2
                                                    -----              -----
Income before provision for income taxes              4.8               16.9
Provision for income taxes .............             (1.6)              (5.7)
                                                    -----              -----
Net income .............................              3.2%              11.2%
                                                    =====              =====


           Sales. Our sales decreased 3% to $5.7 million for the three months ended April 3, 1999 from $5.9 million for the three months ended March 31, 1998, primarily due to a reduction of domestic external contract research sales not directly related to our core business. Domestic sales of $3.1 million accounted for 54% of sales for the three months ended April 3, 1999 compared to $3.7 million or 63% of sales in the comparable 1998 period. International sales of $2.6 million accounted for 46% of sales for the three months ended April 3, 1999 compared to $2.2 million or 37% in the comparable 1998 period. The increase in international sales was widespread with increases in sales in all international regions. Acceptance of the OcuLight GLx, which we started shipping in January 1999, contributed to the international sales increases. We expect revenues from international sales to continue to account for a substantial portion of our sales.

           Gross Profit. Our gross profit decreased 9% to $3.1 million for the three months ended April 3, 1999 from $3.4 million for the three months ended March 31, 1998. Gross profit as a percentage of net sales for the three months ended April 3, 1999 decreased to 54%, compared to 58% for the three months ended March 31, 1998, due primarily to increased international sales, which have lower gross profit margins. In addition, we had lower average selling prices offset partially by decreased product costs. We intend to continue our efforts to reduce the cost of components. We expect our gross profit to continue to fluctuate due to changes in the relative proportions of domestic and international sales, pricing, product costs and a variety of other factors.

           Research and Development. Research and development expenses increased by 77% to $1.0 million for the three months ended April 3, 1999 from $0.5 million for the three months ended March 31, 1998, and increased as a percentage of net sales to 17% for the three months ended April 3, 1999 from 9% for the comparable prior year three-month period. The increase in expenses during this period was primarily attributable to a decrease in external contract research sales. As such, a large part of the resources used to perform such contract activities during the first quarter 1998 performed research and development activities during the first quarter 1999. In addition, we increased personnel and other resources as we strengthened our product development efforts. We expect these expenses for research and development to continue to increase in absolute dollars during the remainder of 1999 in connection with new product and clinical treatment development activities.

           Sales, General and Administrative. Our sales, general and administrative expenses grew by 1% to $2.0 million for the three months ended April 3, 1999 and increased as a percentage of net sales to 35% for the three months ended April 3, 1999 from 34% for the comparable prior year three-month period. The increase in absolute dollars in sales, general and administrative expenses was primarily due to the hiring of additional sales employees to address new opportunities and to support expanding unit volumes for our medical products. We expect sales, general and administrative expenses to continue to increase during the balance of 1999 to support the increasing unit shipment volumes and additional employees.

           Income Taxes. Our effective tax rate for the three months ended April 3, 1999 was 32%. This rate differs from the federal statutory rate primarily due to state income taxes, offset by the utilization of tax credits, non-taxable available-for-sale security investments and tax benefits from our foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

           At April 3, 1999, our primary sources of liquidity included cash and cash equivalents and available-for-sale securities of $11.8 million. During the 3-month period ending April 3, 1999, we generated $1.0 million in cash and available-for-sale securities. During this period, operating activities provided a net $1.2 million of cash. Sources of cash included a decrease in accounts receivables of $1.2 million, increases in accounts payable and accrued expenses of $0.3 million, net income of $0.2 million, and an increase in depreciation and amortization of $0.2 million, offset by a use of cash including an increase in inventories of $0.7 million. The increase in inventory was primarily due to an increase in raw materials and work in process inventories. We generated $0.8 million in investing activities during the three months ended April 3, 1999, primarily from the sales of available-for-sale securities offset by the acquisition of $0.2 million of property and equipment and intangible assets. Net cash used in financing activities during the three months ended April 3, 1999 was $26,000, which consisted of the purchase of treasury stock for $105,000, which was offset by $79,000 for issuances of common stock. We believe that, based on current estimates, our current cash and cash equivalents, and available-for-sale securities will be sufficient to meet our anticipated cash requirements for the next 12 months.

YEAR 2000 DISCLOSURE

           We use a significant number of information technology ("IT") and non-IT systems in our internal operations. IT systems include applications for various financial, business and administrative functions and non-IT systems include those that have embedded technology in the systems. These systems may contain source code that is unable to properly interpret calendar years beginning with the upcoming year 2000. Systems that do not properly recognize such date-sensitive information may fail or create erroneous results. Also, we may be exposed to risks from systems of parties with whom we transact material business. Our products that we sell to our customers do not contain any internal embedded calendars in them and therefore we do not anticipate any problems related to the Year 2000 issue to develop with our products.

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

           Also we may be exposed to risks from systems of parties with whom we transact material business. We are working with critical suppliers of products and services to assess their Year 2000 readiness with respect both to their operations and the products and services they supply to us. Inquires have been made and responses are being monitored, with appropriate follow up where required. This analysis will continue into 1999, with corrective action taken commensurate with the criticality of affected products and services. We depend significantly on revenue from sales of our products placed from customers from other countries. We do not know the extent to which Year 2000 problems will affect current and potential customers, whether international or domestic. A disruption in their business may cause a delay in or cancelation of orders that may adversely affect our business, financial condition or results of operations.

           We are in the process of developing various contingency plans to address potential problems with critical internal systems and third party interactions. Our contingency plans include procedures for dealing with a major disruption of internal business systems, plans for long-term factory shutdown and identification of alternative vendors of critical materials in the event of Year 2000 related disruption in supply. Contingency planning will continue through 1999.

           Our costs to date related to the Year 2000 issue consist of the costs of a new ERP system and phone system upgrade and the reallocation of internal resources to evaluate our Year 2000 situation, assess systems and make contingency plans. We have currently spent approximately $400,000 on capital expenditures for the cost of software, hardware, external consulting fees and other related upgrades. We believe the costs of reallocation of internal resources to address this issue is immaterial based on the review of department budgets and staff allocations. We estimate that a maximum of $40,000 will be needed to continue to assess, monitor, plan contingencies and make appropriate remediation, where needed. The estimate is based on our assessment of our systems and the responses of our critical third parties.

           Based on currently available information, management does not believe that the Year 2000 issues discussed above related to internal systems or products sold to customers will have a material adverse impact on our financial condition or overall trends in results of operations. However, we are exposed to risks from third parties, both suppliers not delivering parts or services as expected and customers delaying or not ordering from us, and from interruptions of internal systems. Additionally, we may experience unknown system interruptions or have unplanned costs to correct unexpected problems. Any of these risks may result in a situation which may have material adverse effect on our business, financial condition or results of operations.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

           We Rely on Continued Market Acceptance of Our Products. We currently market visible and infrared light semiconductor-based photocoagulator medical laser systems to the ophthalmic market. We also market a visible light semiconductor-based photocoagulator medical laser system to the dermatological market. We believe those continued and increased sales, if any, of these medical laser systems is dependent upon the following factors:

           -          Product performance, procedures and price;

           -          Opinions of medical advisors and associates;

           - Recommendations by ophthalmologists, dermatologists, clinicians, and their associated opinion leaders;

           - Performance of these laser systems and treatments which are a beneficial alternative to competing technologies and treatments;

           - The willingness of ophthalmologists and dermatologists to convert to semiconductor-based or infrared laser systems from visible argon gas or ion-based laser systems;

           - The level of reimbursement for treatments administered with our products; and

           -          Our ability to introduce new products into these markets.

Any significant decline in market acceptance of our products would have a material adverse effect on our business, results of operations and financial condition.

           Our Market is Competitive. Competition in the market for devices used for ophthalmic and dermatological treatments is intense and is expected to increase. This market is also characterized by rapid technological innovation and change and our products could be rendered obsolete as a result of future innovations. Our competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. Our principal competitors in ophthalmology are Coherent, Inc., Nidek, Inc. ("Nidek"), Carl Zeiss, Inc. ("Zeiss"), Alcon International, Keeler Instruments, Inc. ("Keeler") and HGM Medical Laser Systems, Inc. ("HGM") and our principal competitors in dermatology are Laserscope and HGM. Some competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. In addition to other companies that manufacture photocoagulators, we compete with pharmaceutical solutions, other technologies and other surgical techniques. Some medical companies, academic and research institutions or others may develop new technologies or therapies that are more effective in treating conditions targeted by us or are less expensive than our current or future products. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

           We Face Risks of Manufacturing. The manufacture of our infrared and visible light photocoagulators and the related delivery devices is a highly complex and precise process. Although our OcuLight Systems and our DioLite 532 have been successfully introduced, we continue to face risks associated with manufacturing these products. Various difficulties may occur despite testing. Furthermore, we depend on third parties to manufacture substantially all of the components used in our products and have in the past experienced delays in manufacturing when a sole source supplier was unable to deliver components in volume and on a timely basis. Such a problem may reoccur. See "--We Depend on Key Manufacturers and Suppliers." As a result of these factors, we may not be able to continue to manufacture our existing products or future products on a cost-effective and timely basis.

           We Depend on Key Manufacturers and Suppliers. We rely on third parties to manufacture substantially all of the components used in our products, although we assemble critical subassemblies and the final product at our facility in Mountain View, California. There are risks associated with the use of independent manufacturers, including unavailability of or delays in obtaining adequate supplies of optics and laser diodes. We have qualified two or more sources for most of the components used in our products. In the past, we experienced delays in our manufacturing the OcuLight GL due to the inability of a supplier to deliver components in volume and on a timely basis. We have qualified a second source for this diode component. The process of qualifying suppliers is ongoing and may be lengthy, particularly as new products are introduced. We do not have long-term or volume purchases agreements with any of our suppliers and currently purchase components on a purchase order basis. These components may not be available in the quantities required, on reasonable terms, or at all. Establishing our own capabilities to manufacture these components would be expensive and could significantly decrease our profit margins. Our business, results of operations and financial condition would be adversely affected if we were unable to continue to obtain components as required at a reasonable cost.

           We Depend on International Sales. We derive and expect to continue to derive a large portion of our revenue from international sales. In 1998 and 1997, our international sales were $8.6 million and $9.4 million, or 37% and 52%, respectively, of total sales. For the three months ended April 3, 1999 and March 31, 1998, our international sales were $2.6 million and $2.2 million, representing 46% and 37%, respectively, of total sales. Therefore, a large portion of our revenues will continue to be subject to the risks associated with international sales. Economic difficulties in Asia and the devaluation of the currencies of many Asian countries in the past couple of years have significantly increased the purchase price of our products to our distributors in that region. Product sales were lower for the affected Asian region during 1998 on a quarterly basis as a result of the economic downturn and currency problem. The factors stated above could have a material adverse effect on our business, financial condition or results of operations.

           Our Operating Results Fluctuate from Quarter to Quarter. Our sales and operating results have varied substantially on a quarterly basis and may continue to vary in the future. Our operating results are affected by a number of factors, many of which are beyond our control. Factors contributing to these fluctuations include the following:

           - The timing of the introduction and market acceptance of new products, product enhancements and new applications;

           -          The cost and availability of components and subassemblies;

           -          Changes in our pricing and our competitors;

           -          Our long and highly variable sales cycle;

           -          Changes in customers' or potential customers' budgets; and

           -          Increased product development costs.

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

           We Depend on Development of New Products and New Applications. Our future success is dependent upon, among other factors, our ability to develop, obtain regulatory approval of, manufacture and market, new products. In addition, we must successfully sell and achieve market acceptance of new products and applications and enhanced versions of existing products. The extent of, and rate at which, market acceptance and penetration are achieved by future products is a function of many variables. These variables include price, safety, efficacy, reliability, marketing and sales efforts, the development of new applications for these products and general economic conditions affecting purchasing patterns. Any failure in our ability to successfully develop and introduce new products or enhanced versions of existing products could have a material adverse effect on our business, operating results and financial condition. We are seeking to expand the market for our existing and new products by working with clinicians and third parties to identify new applications and procedures for our products. Failure to develop and achieve market acceptance of new applications or new products would have a material adverse effect on our business, results of operations and financial condition.

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

           The laser and medical device industry is characterized by frequent litigation regarding patent and other intellectual property rights. Companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. Numerous patents are held by others, including academic institutions and our competitors. Because patent applications are maintained in secrecy in the United States until patents are issued and are maintained in secrecy for a period of time outside the United States, we have not conducted any searches to determine whether our technology infringes any patents or patent applications. We have from time to time been notified of, or have otherwise been made aware of, claims that we may be infringing upon patents or other proprietary intellectual property owned by others. If it appears necessary or desirable, we may seek licenses under such patents or proprietary intellectual property. Although patent holders commonly offer such licenses, licenses under such patents or intellectual property may not be offered or the terms of any offered licenses may not be reasonable. This may adversely impact our operating results.

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

           International regulatory bodies often establish varying product standards, packaging requirements, labeling requirements, tariff regulations, duties and tax requirements. As a result of our sales in Europe, we are required to have all products "CE" registered, an international symbol affixed to all products demonstrating compliance to the European Medical Device Directive and all applicable standards. In July 1998, we received CE registration under Annex II guidelines, the most stringent path to CE registration. With Annex II CE registration, we have demonstrated our ability to both understand and comply with all applicable European standards. This allows us to register any product upon our internal verification of compliance to all applicable European Standards. Currently all released IRIS Medical and IRIDERM products are CE registered. Continued registration is based on successful review of the process by our European Registrar during their annual audit. Any loss of registration would have a material adverse effect on our business, results of operations and financial condition.

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

           We Face Risks of the Year 2000 Issue. We are assessing our Year 2000 risk exposure and plan to implement remedial and corrective action where necessary. We have reviewed all of our major internal systems, including financial, business, administrative and manufacturing systems, to assess Year 2000 readiness and to identify critical systems that require correction or remediation. Based on currently available information, management does not believe that the Year 2000 issues related to internal systems or products sold to customers will have a material adverse impact on our financial condition or overall trends in results of operations. However, we are exposed to risks from third parties, both suppliers not delivering parts or services as expected and customers delaying or not ordering from us and from interruptions of internal systems. Additionally, we may experience unknown system interruptions or have unplanned costs to correct unexpected problems. Any of these risks may result in a situation which may have a material adverse effect on our business, financial condition or results of operations. See "--Year 2000 Disclosure."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

           Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio and had no holdings of derivative financial or commodity instruments at April 3, 1999. A review of our financial instruments in our investment portfolio and risk exposures at that date revealed that we had exposure to interest rate risk. At April 3, 1999, we performed sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect our financial position, results of operations or cash flows.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           None.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

           None.

ITEM 5.    OTHER INFORMATION

           None.

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


                                            IRIDEX CORPORATION
                                            (Registrant)


Date: May 18, 1999                      By: /s/  Robert Kamenski
                                            -----------------------------------
                                            Robert Kamenski
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Principal Accounting Officer)

                                INDEX TO EXHIBITS



EXHIBIT                                                                     Page

  27.1         Financial Data Schedule                                       20