Form 10-Q
period 1999-07-03
IRIDEX CORP
filed 1999-08-17
CIK 1006045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended July 3, 1999

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

                     (1) Yes [X] No [ ]; (2) Yes [X ] No [ ]

The number of shares of Common Stock, $.01 par value, issued and outstanding as of August 12, 1999 was 6,468,346.

                               IRIDEX CORPORATION

                                TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----

PART I.  FINANCIAL INFORMATION

ITEM 1.           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                  Condensed Consolidated Balance Sheets as of July 3, 1999
                  and January 2, 1999                                                                        3

                  Condensed Consolidated Statements of Income for the three months
                  and six months ended July 3, 1999 and July 4, 1998                                         4

                  Condensed Consolidated Statements of Cash Flows for the six months
                  ended July 3, 1999 and July 4, 1998                                                        5

                  Condensed Consolidated Statements of Comprehensive Income for the three months and six
                  months ended July 3, 1999 and July 4, 1998                                                 6

                  Notes to Condensed Consolidated Financial Statements                                       7

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                                                                  9

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                17


PART II.         OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS                                                                         18

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS                                                 18

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES                                                           18

ITEM 4.           SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                                         18

ITEM 5.           OTHER INFORMATION                                                                         18

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                                                          18

SIGNATURE                                                                                                   19

INDEX TO EXHIBITS                                                                                           20

                               IRIDEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                         JULY 3,        JANUARY 2,
                                                                          1999             1999
                                                                      ------------     ------------
                                         ASSETS
Current assets:
    Cash and cash equivalents ....................................    $      8,737     $      5,791
    Available-for-sale securities ................................           3,260            5,085
    Accounts receivable, net .....................................           6,760            7,608
    Inventories ..................................................           7,343            6,504
    Prepaids and other current assets ............................             332              347
    Deferred income taxes ........................................             607              607
                                                                      ------------     ------------
        Total current assets .....................................          27,039           25,942

    Property and equipment, net ..................................           2,198            2,274
    Intangible assets ............................................             103               96
    Deferred income taxes ........................................              65               65
                                                                      ------------     ------------
        Total assets .............................................    $     29,405     $     28,377
                                                                      ============     ============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable .............................................    $        602     $        879
    Accrued expenses .............................................           2,555            1,613
                                                                      ------------     ------------
        Total liabilities ........................................           3,157            2,492
                                                                      ------------     ------------
Stockholders' equity:
    Common stock .................................................              66               65
    Additional paid-in capital ...................................          21,898           21,800
    Treasury stock ...............................................            (232)              --
    Accumulated other comprehensive income (loss) ................              (7)               7
    Retained earnings ............................................           4,523            4,013
                                                                      ------------     ------------
        Total stockholders' equity ...............................          26,248           25,885
                                                                      ------------     ------------
        Total liabilities and stockholders' equity ...............    $     29,405     $     28,377
                                                                      ============     ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IRIDEX CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                     ---------------------------       ---------------------------
                                                       JULY 3,          JULY 4,          JULY 3,          JULY 4,
                                                        1999             1998             1999             1998
                                                     ----------       ----------       ----------       ----------
Sales ...........................................    $    6,463       $    6,002       $   12,160       $   11,874
Cost of sales ...................................         2,911            2,487            5,527            4,977
                                                     ----------       ----------       ----------       ----------
    Gross Profit ................................         3,552            3,515            6,633            6,897
                                                     ----------       ----------       ----------       ----------

Operating expenses:
    Research and development ....................           874              677            1,842            1,223
    Selling, general and administrative .........         2,333            2,160            4,334            4,135
                                                     ----------       ----------       ----------       ----------
        Total operating expenses ................         3,207            2,837            6,176            5,358
                                                     ----------       ----------       ----------       ----------

Income from operations ..........................           345              678              457            1,539
Interest and other income (expense), net ........           133              117              294              248
                                                     ----------       ----------       ----------       ----------
     Income before provision for income taxes ...           478              795              751            1,787

Provision for income taxes ......................          (153)            (270)            (241)            (607)
                                                     ----------       ----------       ----------       ----------
        Net income ..............................    $      325       $      525       $      510       $    1,180
                                                     ==========       ==========       ==========       ==========

Net income per common share .....................    $     0.05       $     0.08       $     0.08       $     0.18
                                                     ==========       ==========       ==========       ==========
Diluted net income per common share .............    $     0.05       $     0.08       $     0.08       $     0.17
                                                     ==========       ==========       ==========       ==========

Shares used in per common share calculation .....         6,494            6,469            6,500            6,464
                                                     ==========       ==========       ==========       ==========
Shares used in diluted net income per common
     share calculation ..........................         6,744            6,855            6,756            6,834
                                                     ==========       ==========       ==========       ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IRIDEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                   SIX MONTHS ENDED
                                                                                             ----------------------------
                                                                                               JULY 3,          JULY 4,
                                                                                                1999             1998
                                                                                             -----------      -----------
Cash flows from operating activities:
    Net income ..........................................................................    $       510      $     1,180
    Adjustments to reconcile net income to net cash provided by (used in) activities:
        Depreciation and amortization ...................................................            365              329
        Provision for doubtful accounts .................................................             --              (20)
        Changes in operating assets and liabilities:
          Accounts receivable ...........................................................            848           (1,396)
          Inventories ...................................................................           (839)          (2,120)
          Prepaids and other current assets .............................................             15               37
          Accounts payable ..............................................................           (277)              83
          Accrued expenses ..............................................................            942             (147)
                                                                                             -----------      -----------
          Net cash provided by (used in) operating activities ...........................          1,564           (2,054)
                                                                                             -----------      -----------

Cash flows from investing activities:
     Purchases of available-for-sale securities .........................................           (967)         (16,077)
     Proceeds from maturity of available-for-sale securities ............................          2,778           14,440
     Acquisition of intangible assets ...................................................            (12)             (44)
     Acquisition of property and equipment ..............................................           (284)            (472)
                                                                                             -----------      -----------
        Net cash provided by (used in) investing activities .............................          1,515           (2,153)
                                                                                             -----------      -----------

Cash flows from financing activities:
     Payment on capital lease obligations ...............................................             --               (1)
     Issuance of common stock, net ......................................................             99              102
     Purchase of treasury stock .........................................................           (232)              --
                                                                                             -----------      -----------
        Net cash  (used in) provided by financing activities ............................           (133)             101
                                                                                             -----------      -----------
          Net increase (decrease) in cash and cash equivalents ..........................          2,946           (4,106)

Cash and cash equivalents at beginning of period ........................................          5,791            9,900
                                                                                             -----------      -----------

Cash and cash equivalents at end of period ..............................................    $     8,737      $     5,794
                                                                                             ===========      ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IRIDEX CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                ---------------------------    ---------------------------
                                                  JULY 3,         JULY 4,        JULY 3,         JULY 4,
                                                   1999            1998           1999            1998
                                                -----------     -----------    -----------     -----------
Net income .................................    $       325     $       525    $       510     $     1,180
Other comprehensive income (loss):
    Changes in unrealized gain (loss) on
        available-for-sale securities ......             (8)              1            (14)             (1)
                                                -----------     -----------    -----------     -----------

Comprehensive income .......................    $       317     $       526    $       496     $     1,179
                                                ===========     ===========    ===========     ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IRIDEX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements as of July 3, 1999 of IRIDEX Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 1, 1999. The results of operations for the three month and six month periods ended July 3, 1999 are not necessarily indicative of the results for the year ending January 1, 2000 or any future interim period.

2.      RECLASSIFICATIONS

        Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassification had no impact on previously reported income from operations or net income.

3.      INVENTORIES COMPRISE: (IN THOUSANDS)

                                                         JULY 3,     JANUARY 2,
                                                          1999          1999
                                                      ------------  ------------
                                                       (unaudited)
Raw materials and work in progress ...............    $      4,336  $      3,877
Finished goods ...................................           3,007         2,627
                                                      ------------  ------------
Total inventories ................................    $      7,343  $      6,504
                                                      ============  ============

4. COMPUTATIONS OF NET INCOME PER COMMON SHARE AND DILUTED NET INCOME PER COMMON SHARE

        Net income per common share is computed using the weighted average number of shares of common stock outstanding. Diluted net income per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares from stock options outstanding.

        A reconciliation of the numerator and denominator of net income per common share and diluted net income per common share is as follows (in thousands, except per share amounts):

                                                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                            JULY 3,       JULY 4,       JULY 3,       JULY 4,
                                                                             1999          1998          1999          1998
                                                                         ------------  ------------  ------------  ------------
                                                                          (unaudited)   (unaudited)   (unaudited)   (unaudited)
Numerator  -- Net income per common  share and diluted net income per common share
Net income ......................................................        $        325  $        525  $        510  $      1,180
                                                                         ============  ============  ============  ============
Denominator -- Net income per common share
    Weighted average common stock outstanding ...................               6,494         6,469         6,500         6,464
                                                                         ============  ============  ============  ============
Net income per common share .....................................        $       0.05  $       0.08  $       0.08  $       0.18
                                                                         ============  ============  ============  ============

Denominator -- Diluted net income per common share
    Weighted average common stock outstanding ...................               6,494         6,469         6,500         6,464
Effect of dilutive securities
    Weighted average common stock options .......................                 250           386           256           370
                                                                         ------------  ------------  ------------  ------------
Total weighted average stock and options outstanding ............               6,744         6,855         6,756         6,834
                                                                         ============  ============  ============  ============
Diluted net income per common share .............................        $       0.05  $       0.08  $       0.08  $       0.17
                                                                         ============  ============  ============  ============

        During the three months ended July 3, 1999 and July 4, 1998, options to purchase 306,462 and 137,168 shares, respectively, at weighted average exercise prices of $7.56 and $9.95 per share, respectively, were outstanding, but were not included in the computations of diluted net income per common share because the exercise price of the related options exceeded the average market price of the common shares. These options could dilute earnings per share in future periods.

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

RESULTS OF OPERATIONS

        The following table sets forth the percentage of net sales of certain items in our income statement for the periods indicated.

                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                   JULY 3,         JULY 4,         JULY 3,         JULY 4,
                                                    1999            1998            1999            1998
                                                -----------     -----------     -----------     -----------
Sales .....................................           100.0%          100.0%          100.0%          100.0%
Cost of sales .............................            45.0            41.4            45.5            41.9
                                                -----------     -----------     -----------     -----------
    Gross profit ..........................            55.0            58.6            54.5            58.1
                                                -----------     -----------     -----------     -----------
Operating expenses:
    Research and development ..............            13.5            11.3            15.2            10.3
    Sales, general and administrative .....            36.1            36.0            35.6            34.8
                                                -----------     -----------     -----------     -----------
        Total operating expenses ..........            49.6            47.3            50.8            45.1
                                                -----------     -----------     -----------     -----------

Income from operations ....................             5.4            11.3             3.7            13.0
Other income, net .........................             2.0             1.9             2.5             2.0
                                                -----------     -----------     -----------     -----------
Income before provision for income taxes ..             7.4            13.2             6.2            15.0
Provision for income taxes ................            (2.4)           (4.5)           (2.0)           (5.1)
                                                -----------     -----------     -----------     -----------
Net income ................................             5.0%            8.7%            4.2%            9.9%
                                                ===========     ===========     ===========     ===========

        Sales. Our sales increased 8% to $6.5 million for the three months ended July 3, 1999 from $6.0 million for the three months ended July 4, 1998. Sales increased 2% to $12.2 million for the six months ended July 3, 1999 from $11.9 million for the six months ended July 4, 1998. The growth in sales was primarily attributable to increased unit volume as the Company expanded its product offerings and expanded its customer base, offset in part by a decrease in external contract research sales not directly related to our core business. Domestic sales of $3.7 million accounted for 57% of sales for the three months ended July 4, 1999 compared to $3.8 million or 63% of sales in the comparable 1998 period. The decrease in domestic sales was due primarily to decreases in dermatology product sales and external contract research sales partially offset by an increase in ophthalmology product sales. International sales of $2.8 million accounted for 43% of sales for the three months ended July 3, 1999 compared to $2.2 million or 37% in the comparable 1998 period. The increase in international sales was primarily due to increases in dermatology product sales with increases in sales in all international regions. International ophthalmology product sales increased in most regions. Acceptance of the OcuLight GLx, which we started shipping in January 1999, contributed to the international sales increases. We expect revenues from international sales to continue to account for a substantial portion of our sales.

        Gross Profit. Our gross profit increased 1% to $3.6 million for the three months ended July 3, 1999 from $3.5 million for the three months ended July 4, 1998. For the six months ended July 3, 1999, the company's gross profit decreased 4% to $6.6 million as compared to $6.9 million for the comparable period in 1998. Gross profit as a percentage of net sales for the three months ended July 3, 1999 decreased to 55%, compared to 59% for the three months ended July 4, 1998, due primarily to less external contract research sales which have higher average gross profit margins. In addition, we had increased international sales, which have lower gross profit margins and increased sales of resale products, such as our new ScanLite scanner for dermatology, which also have lower gross profit margins. We expect our gross profit margins to continue to fluctuate due to changes in the relative proportions of domestic and international sales, product mix, pricing, product costs and a variety of other factors.

        Research and Development. Research and development expenses increased by 29% to $0.9 million for the three months ended July 3, 1999 from $0.7 million for the three months ended July 4, 1998, and increased as a percentage of net sales to 14% for the three months ended July 3, 1999 from 11% for the comparable prior year three-month period. For the six months ended July 3, 1999, research and development expenses increased 51% to $1.8 million as compared to $1.2 million for the six months ended July 4, 1998. The increase in research and development expenses during this period was primarily attributable to increases in personnel, clinical expenses and other resources as we increased our product development efforts. We expect these expenses for research and development to continue to increase in absolute dollars during the remainder of 1999 in connection with new product and clinical treatment development activities.

        Sales, General and Administrative. Our sales, general and administrative expenses increased by 8% to $2.3 million for the three months ended July 3, 1999 and remained the same as a percentage of net sales at 36% for the three months ended July 3, 1999 and for the comparable prior year three-month period. For the six months ended July 3, 1999, sales, general and administrative expenses increased by 5% to $4.3 million as compared to $4.1 million for the six months ended July 4, 1998. The increase in absolute dollars in sales, general and administrative expenses was primarily due to the hiring of additional sales employees to address new opportunities and to support expanding unit volumes for our medical products. We expect sales, general and administrative expenses to continue to increase in absolute dollars during the balance of 1999 to support the increasing unit shipment volumes and additional employees.

        Income Taxes. Our effective tax rate for the three months ended July 3, 1999 was 32%. This rate differs from the federal statutory rate primarily due to state income taxes, offset by the utilization of tax credits, non-taxable available-for-sale security investments and tax benefits from our foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

        At July 3, 1999, our primary sources of liquidity included cash and cash equivalents and available-for-sale securities of $12.0 million. During the six months ended July 3, 1999, we generated $1.1 million in cash and cash equivalents and available-for-sale securities. During this period, operating activities provided a net $1.6 million of cash. Sources of cash from operating activities included a net increase in accounts payable and accrued expenses of $0.7 million, a decrease in accounts receivable of $0.8 million, net income of $0.5 million, and depreciation and amortization of $0.4 million, offset by uses of cash including an increase in inventories of $0.8 million. The increase in inventory was primarily due to an increase in raw materials inventory. We generated $1.5 million in investing activities during the six months ended July 3, 1999, primarily from the net sales of $1.8 million of available-for-sale securities offset by the acquisition of $0.3 million of property and equipment and intangible assets. Net cash used in financing activities during the six months ended July 3, 1999 was $133,000 which consisted of the purchase of $232,000 of treasury stock offset by the issuance of common stock of $99,000. We believe that, based on current estimates, our current cash and cash equivalents, and available-for-sale securities will be sufficient to meet our anticipated cash requirements for the next 12 months.

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

        Also, we may be exposed to risks from systems of parties with whom we transact material business. We are working with critical suppliers of products and services to assess their Year 2000 readiness with respect both to their operations and the products and services they supply to us. Inquiries have been made and responses are being monitored, with appropriate follow up where required. This analysis will continue into 1999, with corrective action taken commensurate with the criticality of affected products and services. We depend significantly on revenue from sales of our products placed from customers from other countries. We do not know the extent to which Year 2000 problems will affect current and potential customers, whether international or domestic. A disruption in their business may cause a delay in or cancellation of orders that may adversely affect our business, financial condition or results of operations.

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

        o The willingness of ophthalmologists and dermatologists to convert to semiconductor-based or infrared laser systems from visible argon gas or ion-based laser systems;

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

        We Depend on International Sales. We derive and expect to continue to derive a large portion of our revenue from international sales. In 1998 and 1997, our international sales were $8.6 million and $9.4 million, or 37% and 52%, respectively, of total sales. For the three months end July 3, 1999 and July 4, 1998, our international sales were $2.8 million and $2.2 million, representing 43% and 37%, respectively, of total sales. Therefore, a large portion of our revenues will continue to be subject to the risks associated with international sales. Economic difficulties in Asia and the devaluation of the currencies of many Asian countries in the past couple of years have significantly increased the purchase price of our products to our distributors in that region. Product sales were lower for the affected Asian region during 1998 on a quarterly basis as a result of the economic downturn and currency problem. The factors stated above could have a material adverse effect on our business, financial condition or results of operations.

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

        We Face Product Liability Risks. We may be subject to product liability claims in the future. Our products are highly complex and are used to treat extremely delicate eye tissue and skin conditions on and near a patient's face. Product defects or the improper use of our products could cause blindness, eyesight damage or skin damage. In addition, although we recommend that our disposable products only be used once and so prominently label these disposables, we believe that certain customers may nevertheless reuse these disposable products. Accordingly, the manufacture and sale of medical products entails significant risk of product liability claims. Although we maintain product liability insurance with coverage limits of $6.0 million per occurrence and an annual aggregate maximum of $7.0 million, our coverage from our insurance policies may not be adequate. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful claim brought against us in excess of our insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio and had no holdings of derivative financial or commodity instruments at July 3, 1999. A review of our financial instruments in our investment portfolio and risk exposures at that date revealed that we had exposure to interest rate risk. At July 3, 1999, we performed sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect our financial position, results of operations or cash flows.

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


                                       IRIDEX Corporation
                                       (Registrant)


Date:  August 17, 1999                 By:  /s/   Robert Kamenski
                                       -----------------------------------------
                                       Robert Kamenski
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Principal Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT                                                                PAGE
  27.1        Financial Data Schedule                                   20