Form 10-Q/A
period 1999-07-03
IRIDEX CORP
filed 1999-08-20
CIK 1006045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-Q/A

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     On June 2, 1999, the Annual Meeting of Stockholders of the Company was held in Mountain View, California. An election of Directors was held with a slate of eight candidates, Theodore Boutacoff, James Donovan, Milton Chang, Donald Hammond, William Boeger, Joshua Makower, John Nehra and Robert Anderson being elected to the Board of Directors of the Company. The candidates received the following votes:

                                Votes For           Votes Withheld
                                ---------           --------------
Theodore Boutacoff              6,042,637                36,613
James Donovan                   6,049,237                30,013
Milton Chang                    6,049,037                30,213
Donald Hammond                  5,333,280               745,970
William Boeger                  5,333,480               745,770
Joshua Makower                  6,049,037                30,213
John Nehra                      6,049,237                30,013
Robert Anderson                 6,049,037                30,213

     Votes withheld from any nominee were counted for purposes of determining the presence or absence of a quorum.

     The stockholders also approved an amendment of the 1998 Stock Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 150,000 shares, from 250,000 shares to 400,000 shares. There were 5,877,712 shares voted in favor of the amendment, 196,838 shares voted against the amendment, and 4,700 shares abstained. The stockholders approved an amendment of the Company's 1995 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 75,000 shares, from 175,000 shares to 250,000 shares. There were 5,992,151 shares voted in favor of the amendment, 82,399 shares voted against the amendment, and 4,700 shares abstained. Additionally, the stockholders ratified the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending January 1, 2000. There were 6,070,942 shares voted in favor of the ratification, 1,400 shares voted against the ratification and 6,908 shares abstained. The affirmative vote of the holders of a majority of the Common Stock represented in person or by proxy and entitled to vote at the Annual Meeting ("Votes Cast") was needed in order to approve the foregoing proposals. Votes Cast against the proposals were counted for purposes of determining (i) the presence or absence of a quorum for the transaction of business and (ii) the number of Votes Cast with respect to each such proposal. An abstention had the same effect as a vote against the proposal.

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


                                       IRIDEX Corporation
                                       (Registrant)


Date:  August 20, 1999                 By: /s/ Robert Kamenski
                                       -----------------------------------------
                                       Robert Kamenski
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Principal Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT                                                                PAGE
  27.1        Financial Data Schedule                                   20