Form 10-Q
period 1999-10-02
IRIDEX CORP
filed 1999-11-15
CIK 1006045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

        For the quarterly period ended October 2, 1999

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

                     (1) Yes [X] No [ ]; (2) Yes [X ] No [ ]

The number of shares of Common Stock, $.01 par value, issued and outstanding as of November 9, 1999 was 6,526,533.

                               IRIDEX CORPORATION

                                TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----
PART I.  FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

           Condensed Consolidated Balance Sheets as of October 2, 1999
           and January 2, 1999                                                          3

           Condensed Consolidated Statements of Income for the three months
           and nine months ended October 2, 1999 and October 3, 1998                    4

           Condensed Consolidated Statements of Cash Flows for the nine months
           ended October 2, 1999 and October 3, 1998                                    5

           Condensed Consolidated Statements of Comprehensive Income for the
           three and nine months ended October 2, 1999 and October 3, 1998              6

           Notes to Condensed Consolidated Financial Statements                         7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                                    9

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                  17

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                           18

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                                   18

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                             18

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                           18

ITEM 5.    OTHER INFORMATION                                                           18

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                            18

SIGNATURE                                                                              19

INDEX TO EXHIBITS                                                                      20

                               IRIDEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                          OCTOBER 2,    JANUARY 2,
                                                            1999           1999
                                                          ----------    ----------
                          ASSETS

Current assets:
    Cash and cash equivalents ........................     $10,242       $ 5,791
    Available-for-sale securities ....................       2,759         5,085
    Accounts receivable, net .........................       6,512         7,608
    Inventories ......................................       7,206         6,504
    Prepaids and other current assets ................         451           347
    Deferred income taxes ............................         607           607
                                                           -------       -------
        Total current assets .........................      27,777        25,942

    Property and equipment, net ......................       2,180         2,274
    Intangible assets ................................          84            96
    Deferred income taxes ............................          65            65
                                                           -------       -------
        Total assets .................................     $30,106       $28,377
                                                           =======       =======
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable .................................     $   632       $   879
    Accrued expenses .................................       2,836         1,613
                                                           -------       -------
        Total liabilities ............................       3,468         2,492
                                                           -------       -------
Stockholders' equity:
    Common stock .....................................          66            65
    Additional paid-in capital .......................      22,041        21,800
    Treasury stock ...................................        (315)           --
    Accumulated other comprehensive income (loss) ....          (2)            7
    Retained earnings ................................       4,848         4,013
                                                           -------       -------
        Total stockholders' equity ...................      26,638        25,885
                                                           -------       -------
        Total liabilities and stockholders' equity ...     $30,106       $28,377
                                                           =======       =======


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IRIDEX CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED        NINE MONTHS ENDED
                                                     ----------------------  -----------------------
                                                     OCTOBER 2,  OCTOBER 3,  OCTOBER 2,   OCTOBER 3,
                                                       1999        1998        1999         1998
                                                     ----------  ----------  ----------   ----------
Sales ............................................    $6,295      $5,200      $18,455      $17,074
Cost of sales ....................................     2,771       2,650        8,298        7,627
                                                      ------      ------      -------      -------
    Gross Profit .................................     3,524       2,550       10,157        9,447
                                                      ------      ------      -------      -------

Operating expenses:
    Research and development .....................       947         725        2,789        1,948
    Selling, general and administrative ..........     2,234       1,892        6,568        6,027
                                                      ------      ------      -------      -------
        Total operating expenses .................     3,181       2,617        9,357        7,975
                                                      ------      ------      -------      -------

Income (loss) from operations ....................       343         (67)         800        1,472
Interest and other income (expense), net .........       135         132          429          380
                                                      ------      ------      -------      -------
     Income before provision for income taxes ....       478          65        1,229        1,852

Provision for income taxes .......................      (153)        (22)        (394)        (629)
                                                      ------      ------      -------      -------
        Net income ...............................    $  325      $   43      $   835      $ 1,223
                                                      ======      ======      =======      =======
Net income per common share ......................    $ 0.05      $ 0.01      $  0.13      $  0.19
                                                      ======      ======      =======      =======
Diluted net income per common share ..............    $ 0.05      $ 0.01      $  0.12      $  0.18
                                                      ======      ======      =======      =======
Shares used in income per common share calculation     6,489       6,485        6,496        6,473
                                                      ======      ======      =======      =======
Shares used in diluted net income per common
     share calculation ...........................     6,743       6,703        6,751        6,797
                                                      ======      ======      =======      =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IRIDEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                              NINE MONTHS ENDED
                                                                                          ------------------------
                                                                                          OCTOBER 2,    OCTOBER 3,
                                                                                             1999          1998
                                                                                          ----------    ----------
Cash flows from operating activities:
    Net income ......................................................................      $   835        $1,223
    Adjustments to reconcile net income to net cash provided by (used in) activities:
        Depreciation and amortization ...............................................          551           507
        Provision for doubtful accounts .............................................           --           (20)
        Changes in operating assets and liabilities:
          Accounts receivable .......................................................        1,096        (1,426)
          Inventories ...............................................................         (702)       (2,847)
          Prepaids and other current assets .........................................         (104)           42
          Accounts payable ..........................................................         (247)          171
          Accrued expenses ..........................................................        1,223          (500)
                                                                                           -------        ------
          Net cash provided by (used in) operating activities .......................        2,652        (2,850)
                                                                                           -------        ------

Cash flows from investing activities:
     Purchases of available-for-sale securities .....................................       (1,867)       (7,670)
     Proceeds from maturity of available-for-sale securities ........................        4,184         3,572
     Acquisition of intangible assets ...............................................           --           (44)
     Acquisition of property and equipment ..........................................         (445)         (724)
                                                                                           -------        ------
        Net cash provided by (used in) investing activities .........................        1,872        (4,866)
                                                                                           -------        ------

Cash flows from financing activities:
     Payment on capital lease obligations ...........................................           --            (1)
     Issuance of common stock, net ..................................................          242           242
     Purchase of treasury stock .....................................................         (315)           --
                                                                                           -------        ------
        Net cash  (used in) provided by financing activities ........................          (73)          241
                                                                                           -------        ------
          Net increase (decrease) in cash and cash equivalents ......................        4,451        (7,475)

Cash and cash equivalents at beginning of period ....................................        5,791         9,900
                                                                                           -------        ------

Cash and cash equivalents at end of period ..........................................      $10,242        $2,425
                                                                                           =======        ======

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
         Change in unrealized gains(losses) on available-for-sale securities ........      $    (9)       $    9


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IRIDEX CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                -------------------------     ---------------------------
                                                OCTOBER 2,     OCTOBER 3,     OCTOBER 2,       OCTOBER 3,
                                                   1999          1998            1999             1998
                                                   ----           ---            ----            ------
Net income ................................        $325           $43            $835            $1,223

Other comprehensive income (loss):
    Change in unrealized gain (loss) on
        available-for-sale securities ....            4             8              (9)                9
                                                   ----           ---            ----            ------
Comprehensive income .....................         $329           $51            $826            $1,232
                                                   ====           ===            ====            ======


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IRIDEX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements as of October 2, 1999 of IRIDEX Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 1, 1999. The results of operations for the three month and nine month periods ended October 2, 1999 are not necessarily indicative of the results for the year ending January 1, 2000 or any future interim period.

2. INVENTORIES COMPRISE (IN THOUSANDS) :

                                           OCTOBER 2,     JANUARY 2,
                                             1999            1999
                                         -----------      ----------
                                         (unaudited)
Raw materials and work in progress....      $4,376          $3,877
Finished goods .......................       2,830           2,627
                                            ------          ------
Total inventories ....................      $7,206          $6,504
                                            ======          ======

3. COMPUTATIONS OF NET INCOME PER COMMON SHARE AND DILUTED NET INCOME PER COMMON SHARE

        Net income per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares from stock options outstanding.

         A reconciliation of the numerator and denominator of net income per common share and diluted net income per common share is as follows (in thousands, except per share amounts):

                                                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                      ------------------------    -------------------------
                                                                       OCTOBER 2,    OCTOBER 3,    OCTOBER 2,    OCTOBER 3,
                                                                          1999          1998         1999          1998
                                                                      ----------    ----------    ----------    -----------
                                                                      (unaudited)   (unaudited)   (unaudited)   (unaudited)
Numerator  -- Net income per common  share and diluted net income per common share
Net income ......................................................        $  325        $   43        $  835        $1,223
                                                                         ======        ======        ======        ======
Denominator -- Net income per common share
    Weighted average common stock outstanding ...................         6,489         6,485         6,496         6,473
                                                                         ======        ======        ======        ======
Net income per common share .....................................        $ 0.05        $ 0.01        $ 0.13        $ 0.19
                                                                         ======        ======        ======        ======

Denominator -- Diluted net income per common share
    Weighted average common stock outstanding ...................         6,489         6,485         6,496         6,473
Effect of dilutive securities
    Weighted average common stock options .......................           254           218           255           324
                                                                         ------        ------        ------        ------
Total weighted average stock and options outstanding ............         6,743         6,703         6,751         6,797
                                                                         ======        ======        ======        ======
Diluted net income per common share .............................        $ 0.05        $ 0.01        $ 0.12        $ 0.18
                                                                         ======        ======        ======        ======

        During the three months ended October 2, 1999 and October 3, 1998, options to purchase 396,109 and 612,791 shares, respectively, at weighted average exercise prices of $6.95 and $7.92 per share, respectively, were outstanding, but were not included in the computations of diluted net income per common share because the exercise price of the related options exceeded the average market price of the common shares. These options could dilute earnings per share in future periods.

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

RESULTS OF OPERATIONS

        The following table sets forth the percentage of net sales of certain items in our income statement for the periods indicated.

                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                              --------------------------      --------------------------
                                              OCTOBER 2,      OCTOBER 3,      OCTOBER 2,      OCTOBER 3,
                                                 1999            1998            1999            1998
                                              ----------      ----------      ----------      ----------
Sales ..................................        100.0%          100.0%          100.0%          100.0%
Cost of sales ..........................         44.0            51.0            45.0            44.7
                                                -----           -----           -----           -----
    Gross profit .......................         56.0            49.0            55.0            55.3
                                                -----           -----           -----           -----
Operating expenses:
    Research and development ...........         15.0            13.9            15.1            11.4
    Sales, general and administrative ..         35.5            36.4            35.6            35.3
                                                -----           -----           -----           -----
        Total operating expenses .......         50.5            50.3            50.7            46.7
                                                -----           -----           -----           -----
Income (loss) from operations ..........          5.5            (1.3)            4.3             8.6
Other income, net ......................          2.1             2.5             2.3             2.2
                                                -----           -----           -----           -----
Income before provision for income taxes          7.6             1.2             6.6            10.8
Provision for income taxes .............         (2.4)           (0.4)           (2.1)           (3.6)
                                                -----           -----           -----           -----
Net income .............................          5.2%            0.8%            4.5%            7.2%
                                                =====           =====           =====           =====

        Sales. Our sales increased 21% to $6.3 million for the three months ended October 2, 1999 from $5.2 million for the three months ended October 3, 1998. Sales increased 8% to $18.5 million for the nine months ended October 2, 1999 from $17.1 million for the nine months ended October 3, 1998. The growth in sales was primarily attributable to increased unit volume as the Company expanded its product offerings and expanded its customer base, offset in part by a decrease in research product sales not directly related to our core business. Domestic sales of $4.2 million accounted for 66% of sales for the three months ended October 2, 1999 compared to $3.4 million or 65% of sales in the comparable 1998 period. The increase in domestic sales was due primarily to increases in dermatology and opthalmology product sales partially offset by a decrease in external research product sales. The increases in dermatology product sales were primarily due to increased customer contact as a result of adding a separate direct sales force for dermatology. International sales of $2.1 million accounted for 34% of sales for the three months ended October 2, 1999 compared to $1.8 million or 35% in the comparable 1998 period. The increase in international sales was primarily due to increases in opthalmology product sales partially offset by decreases in dermatology product sales and external research product sales. International ophthalmology product sales increased in most regions. Acceptance of the OcuLight GLx, which we started shipping in January 1999, contributed to the international sales increases. We expect revenues from international sales to continue to account for a substantial portion of our sales.

        Gross Profit. Our gross profit increased by 38% to $3.5 million for the three months ended October 2, 1999 from $2.6 million for the three months ended October 3, 1998. For the nine months ended October 2, 1999, the company's gross profit increased 8% to $10.2 million as compared to $9.4 million for the comparable period in 1998. Gross profit as a percentage of net sales for the three months ended October 2, 1999 increased to 56%, compared to 49% for the three months ended October 3, 1998, due primarily to a greater volume of dermatology and opthalmology product sales with slightly lower manufacturing costs. In addition, we had increased domestic sales which have higher gross profit margins. Such domestic product sales have higher average sales prices as they are transacted directly with the user-customer by a direct sales force. International product sales are transacted through independent distributors. For the balance of 1999, we expect manufacturing costs to increase in absolute dollars to support increasing unit shipment volumes. Additionally, we expect our gross profit margins to continue to fluctuate due to changes in the relative proportions of domestic and international sales, product mix, pricing, product costs and a variety of other factors.

        Research and Development. Research and development expenses increased by 31% to $0.9 million for the three months ended October 2, 1999 from $0.7 million for the three months ended October 3, 1998, and increased as a percentage of net sales to 15% for the three months ended October 2, 1999 from 14% for the comparable prior year three-month period. For the nine months ended October 2, 1999, research and development expenses increased 43% to $2.8 million as compared to $2.0 million for the nine months ended October 3, 1998. The increase in research and development expenses during this period was primarily attributable to increases in personnel, clinical study expenses and other resources as we increased our product and applications development efforts. We expect these expenses for research and development to continue to increase in absolute dollars during the remainder of 1999 in connection with new product and clinical treatment development activities.

        Sales, General and Administrative. Our sales, general and administrative expenses increased by 18% to $2.2 million for the three months ended October 2, 1999 from $1.9 million for the three months ended October 3, 1998, and decreased as a percentage of net sales to 35% for the three months ended October 2, 1999 from 36% for the comparable prior year three-month period. For the nine months ended October 2, 1999, sales, general and administrative expenses increased by 9% to $6.6 million as compared to $6.0 million for the nine months ended October 3, 1998. The increase in absolute dollars in sales, general and administrative expenses was primarily due to the hiring of additional sales employees to address new opportunities and to support expanding unit volumes for our medical products. We expect sales, general and administrative expenses to continue to increase in absolute dollars during the balance of 1999 to support the increasing unit shipment volumes and additional employees.

        Income Taxes. Our effective tax rate for the three months ended October 2, 1999 was 32%. This rate differs from the federal statutory rate primarily due to state income taxes, offset by the utilization of tax credits, non-taxable available-for-sale security investments and tax benefits from our foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

        At October 2, 1999, our primary sources of liquidity included cash and cash equivalents and available-for-sale securities of $13.0 million. During the nine months ended October 2, 1999, we generated $2.1 million in cash and cash equivalents and available-for-sale securities. During this period, operating activities provided a net $2.7 million of cash. Sources of cash from operating activities included a decrease in accounts receivable of $1.1 million, a net increase in accounts payable and accrued expenses of $1.0 million, net income of $0.8 million, and depreciation and amortization of $0.6 million, offset by uses of cash including an increase in inventories of $.7 million.

The increase in inventory was primarily due to an increase in raw materials inventory. We generated $1.9 million in investing activities during the nine months ended October 2, 1999, primarily from the net maturities of $2.3 million of available-for-sale securities offset by the acquisition of $.4 million of property and equipment. Net cash used in financing activities during the nine months ended October 2, 1999 was $73,000 which consisted of the purchase of $315,000 of treasury stock offset by the issuance of common stock of $242,000. We believe that, based on current estimates, our current cash and cash equivalents, and available-for-sale securities will be sufficient to meet our anticipated cash requirements for the next 12 months.

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

        We are assessing our Year 2000 risk exposure and plan to implement remedial and corrective action where necessary. We have reviewed all of our major internal systems, including financial, business, administrative and manufacturing systems, to assess Year 2000 readiness and to identify critical systems that require correction or remediation. Based on the results of this assessment, we have installed a new ERP system and upgraded our phone and security system software to be fully Year 2000 compliant.

        Also, we may be exposed to risks from systems of parties with whom we transact material business. We are working with critical suppliers of products and services to assess their Year 2000 readiness with respect both to their operations and the products and services they supply to us. Inquiries have been made and responses are being monitored, with appropriate follow up where required. This analysis will continue through the end of 1999, with corrective action taken commensurate with the criticality of affected products and services. We depend significantly on revenue from sales of our products placed from customers from other countries. We do not know the extent to which Year 2000 problems will affect current and potential customers, whether international or domestic. A disruption in their business may cause a delay in or cancellation of orders that may adversely affect our business, financial condition or results of operations.

        We are in the process of developing various contingency plans to address potential problems with critical internal systems and third party interactions. Our contingency plans include procedures for dealing with a major disruption of internal business systems, plans for long-term factory shutdown and identification of alternative vendors of critical materials in the event of Year 2000 related disruption in supply. Contingency planning will continue through the end of 1999.

        Our costs to date related to the Year 2000 issue consist of the costs of a new ERP system and phone system upgrade and the reallocation of internal resources to evaluate our Year 2000 situation, assess systems and make contingency plans. We have currently spent approximately $400,000 on capital expenditures for the cost of software, hardware, external consulting fees and other related upgrades. We believe the costs of reallocation of internal resources to address this issue is immaterial based on the review of department budgets and staff allocations. We estimate that a maximum of $25,000 will be needed to continue to assess, monitor, plan contingencies and make appropriate remediation, where needed. The estimate is based on our assessment of our systems and the responses of our critical third parties.

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

        Our Market is Competitive. Competition in the market for devices used for ophthalmic and dermatological treatments is intense and is expected to increase. This market is also characterized by rapid technological innovation and change and our products could be rendered obsolete as a result of future innovations. Our competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. Our principal competitors in ophthalmology are Coherent, Inc., Nidek, Inc. ("Nidek"), Carl Zeiss, Inc. ("Zeiss"), Alcon International, and HGM Medical Laser Systems, Inc. ("HGM") and our principal competitors in dermatology are Laserscope and HGM. Some competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. In addition to other companies that manufacture photocoagulators, we compete with pharmaceutical solutions, other technologies and other surgical techniques. Some medical companies, academic and research institutions or others may develop new technologies or therapies that are more effective in treating conditions targeted by us or are less expensive than our current or future products. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

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

        We Depend on International Sales. We derive and expect to continue to derive a large portion of our revenue from international sales. In 1998 and 1997, our international sales were $8.6 million and $9.4 million, or 37% and 52%, respectively, of total sales. For the three months end October 2, 1999 and October 3, 1998, our international sales were $2.1 million and $1.8 million, representing 34% and 35%, respectively, of total sales. Therefore, a large portion of our revenues will continue to be subject to the risks associated with international sales. Economic difficulties in Asia and the devaluation of the currencies of many Asian countries in the past couple of years have significantly increased the purchase price of our products to our distributors in that region. Product sales were lower for the affected Asian region during 1998 on a quarterly basis as a result of the economic downturn and currency problem. The factors stated above could have a material adverse effect on our business, financial condition or results of operations.

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

        We Depend on Development of New Products and New Applications. Our future success is dependent upon, among other factors, our ability to develop, obtain regulatory approval of, manufacture and market new products. In addition, we must successfully sell and achieve market acceptance of new products and applications and enhanced versions of existing products. The extent of, and rate at which, market acceptance and penetration are achieved by future products is a function of many variables. These variables include price, safety, efficacy, reliability, marketing and sales efforts, the development of new applications for these products and general economic conditions affecting purchasing patterns. Any failure in our ability to successfully develop and introduce new products or enhanced versions of existing products could have a material adverse effect on our business, operating results and financial condition. We are seeking to expand the market for our existing and new products by working with clinicians and third parties to identify new applications and procedures for our products. Failure to develop and achieve market acceptance of new applications or new products would have a material adverse effect on our business, results of operations and financial condition.

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

        We Depend on Collaborative Relationships. We have entered into collaborative relationships with academic medical centers and physicians in connection with the research and development and clinical testing of our products. We plan to collaborate with third parties to develop and commercialize existing and new products. In May 1996, we executed an agreement with Miravant, formerly known as PDT, Inc., a maker of photodynamic drugs to collaborate on a device that emits a laser beam to activate a photodynamic drug developed by Miravant for the treatment of wet AMD. The development and support of this new photodynamic system will require significant financial and other resources. This collaborative development effort may not continue or it may not result in the successful development and introduction of a photodynamic system and the amount and timing of resources to be devoted to these activities are not within our control. Additionally, our reliance on others for clinical development, manufacturing and distribution of our products may result in unforeseen problems. Further, our collaborative partners may develop or pursue alternative technologies either on their own or in collaboration with others. The failure of any current or future collaboration efforts could have a material adverse effect on our ability to introduce new products or applications and therefore could have a material adverse effect on our business, results of operations and financial condition.

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

        We Face Product Liability Risks. We may be subject to product liability claims in the future. Our products are highly complex and are used to treat extremely delicate eye tissue and skin conditions on and near a patient's face. Product defects or the improper use of our products could cause blindness, eyesight damage or skin damage. In addition, although we recommend that our disposable products only be used once and so prominently label these disposables, we believe that certain customers may nevertheless reuse these disposable products. Accordingly, the manufacture and sale of medical products entails significant risk of product liability claims. Although we maintain product liability insurance with coverage limits of $11.0 million per occurrence and an annual aggregate maximum of $12.0 million, our coverage from our insurance policies may not be adequate. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful claim brought against us in excess of our insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

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

        We Face Risks of the Year 2000 Issue. We are assessing our Year 2000 risk exposure and plan to implement remedial and corrective action where necessary. We have reviewed all of our major internal systems, including financial, business, administrative and manufacturing systems, to assess Year 2000 readiness and to identify critical systems that require correction or remediation. Based on currently available information, management does not believe that the Year 2000 issues related to internal systems or products sold to customers will have a material adverse impact on our financial condition or overall trends in results of operations. However, we are exposed to risks from third parties, both suppliers not delivering parts or services as expected and customers delaying or not ordering from us and from interruptions of internal systems. Additionally, we may experience unknown system interruptions or have unplanned costs to correct unexpected problems. Any of these risks may result in a situation which may have a material adverse effect on our business, financial condition or results of operations. See "Year 2000 Disclosure."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Our exposure to market risk for changes in interest rates relate primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio and had no holdings of derivative financial or commodity instruments at October 2, 1999. A review of our financial instruments in our investment portfolio and risk exposures at that date revealed that we had exposure to interest rate risk. At October 2, 1999, we performed sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect our financial position, results of operations or cash flows.

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


                                            IRIDEX Corporation
                                            (Registrant)


Date: November 15, 1999                      By: /s/ Robert Kamenski
                                               --------------------------------
                                               Robert Kamenski
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Principal Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT                                                 PAGE
 27.1         Financial Data Schedule                    --