Form 10-K405
period 2000-01-01
IRIDEX CORP
filed 2000-03-31
CIK 1006045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 1, 2000

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                         COMMISSION FILE NUMBER 0-27598

                               IRIDEX CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                              77-0210467
(STATE OR OTHER JURISDICTION                                 (I.R.S. EMPLOYER
     OF INCORPORATION OR                                  IDENTIFICATION NUMBER)
        ORGANIZATION)

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

                              --------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 20, 2000, was approximately $32,461,125 based on the closing price reported for such date on the NASDAQ National Market System. For purposes of this disclosure, shares of Common Stock held by each executive officer and director and by each holder of 5% or more of the outstanding shares of Common Stock have been excluded from this calculation, because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of March 20, 2000, Registrant had 6,624,308 shares of Common Stock outstanding.

                               -------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

        Certain parts of the Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

Table of Contents                                                                            Page No.
Part I
        Item 1.   Business.......................................................................1
        Item 2.   Properties....................................................................15
        Item 3.   Legal Proceedings.............................................................16
        Item 4.   Submission of Matters to a Vote of Security Holders...........................16

Part II
        Item 5.   Market for Registrants' Common Equity and Related Stockholder Matters.........17
        Item 6.   Selected Financial Data.......................................................17
        Item 7.   Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.................................................................19
        Item 7A.  Quantitative and Qualitative Disclosure about Market Risk.....................29
        Item 8.   Financial Statements and Supplementary Data...................................29
        Item 9.   Disagreements on Accounting and Financial Disclosure..........................47

Part III
        Item 10.  Directors and Executive Officers of the Registrant............................48
        Item 11.  Executive Compensation........................................................48
        Item 12.  Security Ownership of Certain Beneficial Owners and Management................48
        Item 13.  Certain Relationships and Related Transactions................................48

Part IV
        Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...............49

Signatures......................................................................................51

                                     PART I

        This Annual Report on Form 10-K (The "Form 10-K") contains certain forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended, (The "Exchange Act"), including statements that indicate what the Company "believes," "expects" and "anticipates" or similar expressions. These statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the information contained under the captions "Part I, Item 1, Business," and Part II, Item 7" Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this Form 10-K. The Company undertakes no obligation to publicly release the results of any revision of these forward-looking statements. The reader is strongly urged to read the information set forth under the captions Part I, Item 1, "Business," and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed description of these significant risks and uncertainties.

ITEM 1.  BUSINESS

GENERAL

        IRIDEX Corporation ("IRIDEX") is the leading worldwide provider of semiconductor-based laser systems used to treat eye diseases in ophthalmology and skin lesions in dermatology. Our products are sold in the United States predominantly through a direct sales force and internationally through 58 independent distributors into 74 countries. We market our products using three brand names: IRIS Medical to the ophthalmology market, IRIDERM to the dermatology market, and Light Solutions to the research market.

        Our ophthalmology products treat eye diseases, including the three leading causes of irreversible blindness. The current family of ophthalmology laser systems includes the IRIS Medical OcuLight SL, OcuLight SLx, OcuLight GL and OcuLight GLx Laser Photocoagulation systems (each an "OcuLight System"). Our dermatology products treat skin diseases, primarily vascular and pigmented lesions. Each ophthalmic and dermatologic system consists of a small, portable laser console and interchangeable delivery devices, primarily for hospital and office-based use by opthalmologists and dermatologists. We believe that our semiconductor-based systems are more portable, economical, reliable and flexible than competing systems which use traditional vacuum tube-based technology. Since our first shipment in 1990, more than 3,200 IRIDEX medical laser systems have been sold worldwide.

        IRIDEX Corporation was incorporated in California in February 1989 as IRIS Medical Instruments, Inc. In 1996, we changed our name to IRIDEX Corporation and reincorporated in Delaware. Our executive offices are located at 1212 Terra Bella Avenue, Mountain View, California 94043-1824, and our telephone number is (650) 940-4700. As used in this Form 10-K, the terms "Company," "IRIDEX," "we," "us" and "our" refer to IRIDEX Corporation, a Delaware corporation, and, when the context so requires, our wholly owned subsidiaries, IRIS Medical Instruments, Inc. and Light Solutions Corporation, both California corporations, and IRIDEX Foreign Sales Corporation, a Barbados corporation, and our dermatology division IRIDERM.

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

        Develop and Validate New Applications. We seek to develop and validate applications that are less costly, reduce complications and achieve better clinical results than existing treatments. Our products are currently being used in multiple studies in the United States and internationally to demonstrate the clinical benefits of our technology in treatment. Examples of these studies include several studies to treat the various stages of age-related macular degeneration and international studies which are evaluating the use of our G-Probe as a primary treatment for glaucoma. We announced in October 1999 that a study on occult wet age-related macular degeneration (AMD) produced results demonstrating that Transpupillary Thermotherapy (TTT) was effective in improving or stabilizing vision in 75% of patients with a procedure using our OcuLight infrared laser photocoagulator. New applications increase laser useage and may ultimately increase the size of the market for laser photocoagulators.

        Continue to Enhance Products. One of our core strengths has been our regular introduction of new delivery devices and product upgrades to enhance the benefits of our laser systems. In October 1999, we introduced the next generation of OcuLight SLx, which offers added features, such as LongPulse(TM) and MicroPulse(TM) operating modes. These features enable the OcuLight SLx to perform the latest in clinical infrared applications. In September 1998, we introduced our next generation of portable Slit Lamp Adapters, which offer superior viewing ability. This superior viewing ability results from new UltraView optics combined with precision laser beam steering using a new self-centering micromanipulator. We intend to continue our investment in research and development to improve the performance of our systems. We also intend to develop additional technologies which can more cost effectively address the needs of the ophthalmic and dermatologic markets. To enhance our research and development efforts, we collaborate with an extensive network of academic leaders who provide input and advice, as well as assist in validating the efficacy of new products and applications.

        Expand Medical Practice Versatility. We provide products that allow ophthalmologists to expand their practice by increasing the offering of delivery services available to physicians and adding to the clinical procedures that can be performed in the ophthalmologist's office. In September 1998, we obtained clearance from the FDA for a Dermatology Kit that allows our OcuLight GL laser photocoagulator, which is currently used by ophthalmologists to treat a variety of eye diseases, to also treat vascular and pigmented skin lesions.

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

PRODUCTS

        We utilize a systems approach to product design. Each system includes a console, which generates the laser energy, and a number of interchangeable peripheral delivery devices, including disposable delivery devices, for use in specific clinical applications. This approach allows our customers to purchase a basic system and add additional delivery devices as their needs expand or as we develop new applications. This systems approach also brings economies-of-scale to our product development and manufacturing efforts since each application does not require the design and manufacture of complete stand-alone products. Our primary non-disposable products range in price from $2,000 to $50,000.

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

        Veterinary Infrared Console. Introduced in 1994, the DioVet laser system is used by veterinary ophthalmologists worldwide to treat glaucoma, retinal disorders, and tumors in dogs, cats, horses and other animals. The laser's 810 nm wavelength enables transscleral glaucoma and retinal procedures that are less traumatic and painful than cryotherapy while providing greater accuracy to the treatment area. The small size of the DioVet allows easy transport to multiple clinics or remote locations.

        Visible Photocoagulator Consoles. In September 1996, we introduced a new semiconductor-based photocoagulator, the OcuLight GL, which delivers visible laser light. In June 1997, we launched a dermatology product, the DioLite 532, also based on visible semiconductor-based technology. In January 1999, we shipped a new version of the OcuLight GL, the OcuLight GLx, with increased power and delivery device capability. These consoles weigh 15 pounds, have dimensions of 6"H x 12"W x 12"D, draw a maximum of 300 Watts of wall power and require no external air or water cooling.

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

        Slit Lamp Adapter. These adapters allow the physician to utilize a standard slit lamp for both diagnosis and treatment. A slit lamp adapter can be installed by the doctor in several minutes, converting over 50 variations of a standard diagnostic slit lamp into a therapeutic photocoagulator delivery system. Slit lamp adapters are used for treatment of both retinal and glaucoma diseases.

        Operating Microscope Adapter. These adapters allow the physician to utilize a standard operating microscope for both diagnosis and laser treatment. These devices are similar to slit lamp adapters, except they are oriented horizontally and therefore can be used to deliver retinal photocoagulation to a supine patient.

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

        We have also developed a new laser system with Miravant. This system emits a laser beam to activate a photodynamic drug being developed by Miravant in order to achieve a therapeutic result in the treatment of age-related macular degeneration. Clinical studies are currently underway to test the efficacy of this procedure. Miravant has entered into a co-development agreement with Pharmacia & Upjohn to more rapidly develop the photodynamic drug and validate its use in clinical studies. We expect that, if successful, the development of this product and the receipt of the appropriate regulatory approval thereof will occur within 2 years. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Our Future Results--We Depend on Development of New Products and New Applications and--We Depend on Collaborative Relationships."

        In March 1999, we announced a new laser system, the Apex(TM) 800 for hair removal. We expect units to be available for shipment during the second quarter of 2000 and are currently taking orders for these systems.

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

        Condition                 Procedure             Console           Delivery Devices
        ---------                 ---------             -------           ----------------
Ophthalmology Treatments:

Age-related Macular            Retinal                  Infrared &        Slit Lamp Adapter
Degeneration                   Photocoagulation         Visible

Diabetic Retinopathy

   Macular Edema               Grid Retinal             Infrared &        Slit Lamp Adapter &
                               Photocoagulation         Visible           Operating Microscope
                                                                          Adapter
                               Focal Retinal            Visible           Slit Lamp Adapter
                               Photocoagulation

   Proliferative               Pan-Retinal              Infrared &        Slit Lamp Adapter,
                               Photocoagulation         Visible           Operating Microscope
                                                                          Adapter, Laser Indirect
                                                                          Ophthalmoscope,
                                                                          EndoProbe

Glaucoma

   Primary Open-Angle          Trabeculoplasty          Infrared &        Slit Lamp Adapter
                                                        Visible

   Angle-closure               Iridotomy(1)             Infrared &        Slit Lamp Adapter
                                                        Visible

   Uncontrolled                Transscleral             Infrared          G-Probe
                               Cyclophotocoagulation

Retinal Detachment             Retinopexy Retinal       Infrared &        Slit Lamp Adapter,
                               Photocoagulation         Visible           Laser Indirect
                                                                          Ophthalmoscope,
                                                                          Operating Microscope
                                                                          Adapter, EndoProbe
                               Transscleral Retinal     Infrared          DioPexy Probe
                               Photocoagulation

Retinopathy of Prematurity     Retinal                  Infrared          Laser Indirect
                               Photocoagulation                           Ophthalmoscope

Ocular Tumors                  Retinal                  Infrared          Slit Lamp Adapter,
                               Photocoagulation                           Operating Microscope
                                                                          Adapter, Laser Indirect
                                                                          Ophthalmoscope

Dermatology Treatments:

Vascular Lesions               Selective                Visible           DioLite Handpiece
                               Photothermolysis

Pigmented Lesions              Selective                Visible           DioLite Handpiece
                               Photothermolysis

---------------------

(1)     This indication is currently not cleared by the U.S. FDA.

RESEARCH AND DEVELOPMENT

        Our research and development activities are performed internally by our research and development staff comprised of 20 individuals and are supplemented by consultants with specialized expertise. Research and development efforts are directed toward both development of new products and development of new applications using existing products. Our expenditures for research and development totaled approximately $3,925,000, $3,099,000 and $1,716,000 in 1999, 1998 and 1997, respectively. In addition, we receive funds under grant from the

United States government for research. We have close working relationships with ophthalmic researchers, clinicians and dermatologists around the world who provide new ideas, test the feasibility of these new ideas, and assist us in validating new products and new applications before they are introduced.

        We are supporting pre-clinical and clinical studies to develop new photocoagulation treatments and applications. The objectives of developing new applications are to expand the number of patients who can be treated, to more effectively treat diseases, to treat patients earlier in the treatment regimen and to reduce the side-effects of treatment. Examples of such studies include:

        Ophthalmic Applications:

        Age-Related Macular Degeneration - Dry Form. About 90% of AMD is the dry form. We are pursuing two approaches to treat dry AMD: Therapeutic Treatment and Prophylactic Treatment. The Therapeutic Treatment approach uses the OcuLight infrared laser to restore vision by causing resorption of dry AMD deposits which have accumulated in the macula and impacted vision. For Prophylactic Treatment, we are supporting a multi-center clinical trial which is testing a prophylactic treatment of age-related macular degeneration (PTAMD trial). This trial treats patients with dry AMD using our OcuLight infrared laser systems with the objective of reducing the rate of progression of the disease from the dry form of AMD to the wet form of AMD. We are also evaluating whether patient vision improves as a result of this application.

        Age-related Macular Degeneration (AMD) - Wet Form. The wet form of AMD constitutes about 10% of all AMD but accounts for about 80% of all severe vision loss associated with AMD. We are pursuing three approaches to treat wet AMD by treating the disease at different stages:
        Photodynamic Therapy (PDT), Transpupillary Thermotherapy (TTT) and Feeder Vessel Treatment. All of these approaches close new vessels in the macula caused by wet AMD with less damage than conventional laser treatments. In the PDT approach an infused photodynamic drug is stimulated by one of our lasers to close the new vessels. We are collaborating with Miravent and Pharmacia & Upjohn in commercializing this PDT approach to treat "classic" wet AMD. The Phase III clinical trial was fully enrolled in December 1999. In the TTT approach a certain form of wet AMD called "occult" is treated with the infrared laser alone. Favorable results of a pilot study were published in October 1999. A multi-center randomized trial called the TTT4CNV Trial, which we are sponsoring, is currently enrolling patients. For Feeder Vessel Treatment two centers, one in Europe and one in the U.S., are using our infrared laser in clinical studies to treat both "classic" and "occult" wet AMD. Favorable results have been reported by both centers.

        Glaucoma. Preliminary studies are underway to evaluate the use of the G-Probe as a first-line treatment modality for various glaucomas.

        Diabetic Retinopathy. Studies are underway to investigate the treatment of diabetic retinopathy using MicroPulse (minimal impact sub-visible threshold) infrared photocoagulation with the objective of causing regression of the disease with less loss of vision than conventional therapy.

        Ocular Tumors. Clinical studies have reported successful treatment of ocular tumors using OcuLight infrared lasers using an approach called Transpupillary Thermotherapy (TTT).

CUSTOMERS AND CUSTOMER SUPPORT

        Our products are currently sold to ophthalmologists, including glaucoma specialists, retinal specialists, pediatric ophthalmologists, and dermatologists. Other customers include research and teaching hospitals, government installations, surgi-centers and hospitals. No customer or distributor accounted for 10% or more of total sales in 1999, 1998 or 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        We are continuing our efforts to broaden our customer base through the development of new products and new applications. We currently estimate that there are approximately 17,000 ophthalmologists in the United States and 45,000 internationally who are each potential customers. We believe there are approximately 10,000 dermatologists in the U.S. Additionally, we estimate that there are approximately 4,800 and 18,000 hospitals in the United States and internationally, respectively, as well as approximately 2,200 ambulatory surgical centers in the United States which potentially represent multiple unit sales. Because independent ophthalmologists and dermatologists frequently practice at their own offices as well as through affiliation with hospitals or other medical centers, each independent ophthalmologist, dermatologist, hospital and medical center is a potential customer for our products. We are seeking to broaden our customer base by developing new diagnostic products directed at addressing the needs of opthalmologists and dermatologists.

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

SALES AND MARKETING

        To support our sales process, we conduct marketing programs which include direct mail, trade shows, public relations, advertising in trade and academic journals and newsletters. We annually participate in approximately 87 trade shows or meetings in the United States and 65 trade shows or meetings internationally. These meetings allow us to present our products to existing and prospective buyers. While the sales cycle varies from customer to customer, it averages 12 months and typically ranges from two to 24 months. Our sales and marketing organization is based at our corporate headquarters in Mountain View, California with area sales managers located in California, Florida, Georgia, Illinois, Maryland, Massachusetts, Ohio, Texas, and Virginia.

        International product sales represented 38.6%, 36.6% and 51.8% of our sales in 1999, 1998 and 1997, respectively. Our products are sold internationally through our 58 independent distributors into 74 countries and in the United States predominantly through our direct sales force. International sales are administered through our corporate headquarters in Mountain View, California, along with three area sales managers. Our distribution agreements with our international distributors are generally exclusive and typically can be terminated by either party without cause on 90 days notice. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results--We Depend on International Sales."

        We believe that educating patients and physicians about the long-term health benefits and cost-effectiveness of diagnosis and treatment of diseases that cause blindness at an early stage is critical to market acceptance of our ophthalmic products. We believe that the trend toward management of health care costs in the United States will lead to increased awareness of and emphasis on disease prevention and cost-effective treatments and, as a result, will increase demand for our ophthalmic laser products as well as our prospective diagnostic products.

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

OPERATIONS

        The manufacture of ophthalmic and dermatologic laser systems is a complex process involving precision components, intricate procedures, and environmental controls. Completed systems must pass quality control and reliability tests before shipment. We purchase substantially all of our components that are either standard or built to proprietary specifications and subassemblies from various independent suppliers and sub-contractors. We assemble critical subassemblies and the final product at our Mountain View, California facility. Most of the sub-contractors are located within 10 miles of our Mountain View facility. There are risks associated with the use of independent suppliers and sub-contractors, including unavailability of or delays in obtaining adequate supplies of components and potentially reduced control of quality, production costs and the timing of delivery. Any failures by such third parties to adequately perform may delay the submission of products for regulatory approval, impair our ability to deliver products on a timely basis, or otherwise impair our competitive position. Establishing our own capabilities to manufacture these components would require significant scale-up expenses and additions to facilities and personnel and could adversely affect our earnings.

        We have qualified two or more sources for most of the components used in our products. As an example, in the past, we have experienced delays in the manufacturing of our Oculight GL due to the inability of a supplier to deliver certain diode components in volume and on a timely basis. We continue to work with our suppliers to ensure that such difficulties do not recur. Additionally, we qualified a second source for this diode. The process of qualifying suppliers is ongoing and may be lengthy, particularly as new products are introduced. We do not have long-term or volume purchase agreements with any of our suppliers and currently purchase components on a purchase order basis. Our business, financial condition and results of operations would be adversely affected if we are unable to obtain components in the quantities required at a reasonable cost and on a timely basis, or if we could not expand manufacturing capacity to meet demand or if operations at our single facility were disrupted. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results--We Face Risks of Manufacturing."

        In April 1998, we received certification for ISO 9001/EN 46001. ISO 9001/EN 46001 is a documented international quality system demonstrating compliance to the European Medical Device Directive.

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

With Annex II CE registration, IRIDEX Corporation has demonstrated its ability to both understand and comply with all applicable European standards. This allows us to register any product upon our internal verification of compliance to all applicable European Standards. Currently, all released products are CE registered. Continued registration is based on successful review of the process by our European Registrar during its annual audit. Any loss of registration would have a material adverse effect on our business, results of operations and financial condition.

COMPETITION

        Competition in the market for devices used for ophthalmic and dermatologic treatments is intense and is expected to increase. This market is also characterized by rapid technological innovation and change and our products could become obsolete as a result of future innovations. Our competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. In addition to other companies that manufacture photocoagulators, we compete with pharmaceuticals, other technologies and other surgical techniques. Our principal competitors in ophthalmology are Coherent, Inc., Nidek, Inc. ("Nidek"), Carl Zeiss, Inc. ("Zeiss"), Alcon International, Keeler Instruments, Inc. ("Keeler") and HGM Medical Laser Systems, Inc. ("HGM"). Of these companies, all currently offer a competitive, semiconductor-based laser system in ophthalmology and other competitors may introduce semiconductor-based laser systems. Our principal competitors in dermatology are Laserscope and HGM. The Apex 800 Laser Hair Removal System will compete primarily with products from Coherent, Inc., Candela Corporation, ESC Medical Systems, Ltd. and Cynosure, Inc. Some competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. Such companies also have greater name recognition than us and long-standing customer relationships. In addition, other medical companies, academic and research institutions or others may develop new technologies or therapies, including medical devices, surgical procedures or pharmacological treatments and obtain regulatory approval for products utilizing such techniques that are more effective in treating the conditions targeted by us or are less expensive than our current or future products. Our technologies and products could be rendered obsolete by such developments. Any such developments could have a material adverse effect on our business, financial condition and results of operations. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results--Our Market is Competitive."

PATENTS AND PROPRIETARY RIGHTS

        Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued eight United States patents on the technologies related to our products and processes. There can be no assurance that any of our patent applications will issue as patents, that any patents now or hereafter held by us will offer any degree of protection or that our patents or patent applications will not be challenged, invalidated or circumvented in the future. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.

        In March 2000, we entered into a patent license agreement with Palomar Medical Technologies, Inc. (PMTI). This agreement gives us a non-exclusive 7.5% royalty bearing sublicense to skin cooling patents for use in laser hair removal. The license provides the Apex 800 hair removal system with additional cooling features.

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

        The laser and medical device industry is characterized by frequent litigation regarding patent and other intellectual property rights. Companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. Numerous patents are held by others, including academic institutions and our competitors. Because patent applications are maintained in secrecy in the United States until patents are issued and are maintained in secrecy for a period of time outside the United States, we have not conducted any searches to determine whether our technology infringes any patents or patent applications. We have, from time to time, been notified of or have otherwise been made aware of, claims that we may be infringing upon patents or other proprietary intellectual property owned by others. If it appears necessary or desirable, we may seek licenses under such patents or proprietary intellectual property. Although patent holders commonly offer such licenses, licenses under such patents or intellectual property may not be offered or the terms of any offered licenses may not be reasonable. This may adversely impact our operating results.

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

        Commercial distribution of a device for which a 510(k) notification is required can begin only after the FDA issues an order finding the device to be "substantially equivalent" to a predicate device. The FDA has recently been requiring a more rigorous demonstration of substantial equivalence than in the past. Even in cases where the FDA grants a 510(k) clearance, it can take the FDA from four to twelve months from the date of submission to grant a 510(k) clearance, but it may take longer. In December 1999, the FDA granted a 510(k) clearance for the Company's new Apex 800 hair removal laser.

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

        A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device, or if it is a Class III device for which the FDA has called for PMAs. A PMA application must be supported by valid scientific evidence which typically includes extensive data, including human clinical trial data, to demonstrate the safety and effectiveness of the device. The PMA application must also contain the results of all relevant bench tests, laboratory and animal studies, a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission may require the applicant to detail the proposed labeling, advertising literature and training methods.

        Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the PMA. An FDA review of a PMA application generally takes one to two years from the date the PMA application is accepted for filing, but may take significantly longer. The review time is often significantly extended by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee, typically a panel of clinicians, will likely be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. The FDA is not bound by the recommendations of the advisory panel. Toward the end of the PMA review process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with applicable QSR requirements, which include good manufacturing practices.

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

        We have also established a strategic alliance with Miravant to manufacture a device designed to photoactivate an ophthalmic drug currently under development by Miravant. Miravant is responsible for obtaining the required regulatory approvals. Under the FDA's combination products policy, the ophthalmic drug and photoactivating device may be considered a drug-device combination product and, therefore, be required to undergo the new drug approval process. The steps required before a new drug can be commercially distributed in the United States include (1) conducting appropriate pre-clinical laboratory and animal tests, (2) submitting to the FDA an application for an investigational new drug ("IND"), which must become effective before clinical trials may commence, (3) conducting well-controlled human clinical trials that establish the safety and effectiveness of the drug, (4) filing a new drug application ("NDA") with the FDA, and (5) obtaining FDA approval of the NDA prior to any commercial distribution of the drug. The new drug approval process is expensive, lengthy and uncertain, and many new drug products have never been approved for marketing. An approved NDA may be required for the ophthalmic drug and photoactivating device as a combination product. If required, we may not be able to obtain such approval. In addition, the FDA may require separate premarket clearance for the photoactivating device through either a 510(k) notification or a PMA. If required, we may not be able to obtain such premarket clearance or approval.

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

        Labeling and promotion activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of products for unapproved uses. We and our products are also subject to a variety of state laws and regulations in those states or localities where our products are or will be marketed. Any applicable state or local regulations may hinder our ability to market our products in those states or localities. Manufacturers are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We may be required to incur significant costs to comply with such laws and regulations now or in the future. Such laws or regulations may have a material adverse effect upon our ability to do business.

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

        Changes in existing requirements or adoption of new requirements or policies by the FDA or other foreign and domestic regulatory authorities could adversely affect our ability to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations. We may be required to incur significant costs to comply with laws and regulations in the future. These laws or regulations may have a material adverse effect upon our business, financial condition or results of operations.

REIMBURSEMENT

        Our products are typically purchased by doctors, clinics, hospitals and other users, which bill various third-party payers, such as governmental programs and private insurance plans, for the health care services provided to their patients. Third-party payers carefully review and are increasingly challenging the prices charged for medical products and services. Reimbursement rates from private companies vary depending on the procedure performed, the third-party payor, the insurance plan and other factors. Medicare reimburses hospitals on a prospectively-determined fixed amount for the costs associated with an in-patient hospitalization based on the patient's discharge diagnosis. Medicare reimburses physicians a prospectively-determined fixed amount based on the procedure performed, regardless of the actual costs incurred by the hospital or physician in furnishing the care and regardless of the specific devices used in that procedure. Third-party payers are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products.

        While we believe that the laser procedures using our products have generally been reimbursed, payers may deny coverage and reimbursement for our products if they determine that the device was not reasonable and necessary for the purpose used, was investigational or was not cost-effective. Additionally, Miravant may not be able to obtain coverage for its use of drugs with our OcuLight Systems, or the reimbursement may not be adequate to cover the treatment procedure. Doctors, clinics, hospitals and other users of our products may not obtain adequate reimbursement for use of our products from third-party payers. Changes in government legislation or regulation or in private third-party payers' policies toward reimbursement for procedures employing our products may prohibit adequate reimbursement. Such occurrences could have a material adverse effect on our business, results of operations and financial condition. Moreover, we are unable to predict what legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation may have on us. Most of the treatment procedures for our DioLite 532 dermatology systems are billed to private-pay customers.

PRODUCT LIABILITY AND INSURANCE

        We may be subject to product liability claims in the future. Our products are highly complex and are used to treat extremely delicate eye tissue and skin conditions on and near a patient's face. Our products are often used in situations where there is a high risk of serious injury or adverse side effects. In addition, although we recommend that our disposable products only be used once and prominently label these disposables, we believe that certain customers may nevertheless reuse these disposable products. If a disposable product is not adequately sterilized by the customer between such uses, a patient could suffer serious consequences, possibly resulting in a suit against us for damages. Accordingly, the manufacture and sale of medical products entails significant risk of product liability claims. Although we maintain product liability insurance with coverage limits of $11.0 million per occurrence and an annual aggregate maximum of $12.0 million, the coverage of our insurance policies may not be adequate. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful claim brought against us in excess of our insurance coverage could have a material adverse effect on our business, results of operations and financial condition. To date, we have not experienced any product liability claims which would result in payments in excess of our policy limits.

BACKLOG

        We generally ship our products within a few days after acceptance of a customer's purchase order. Accordingly, we do not believe that our backlog at any particular time is indicative of future sales levels.

EMPLOYEES

        At January 1, 2000, we had a total of 102 full-time employees, including 39 in operations, 32 in sales and marketing, 20 in research and development and 11 in finance and administration. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. At January 1, 2000, we employed 4 such persons. We intend to hire additional personnel during the next twelve months in each of these areas. Our future success will depend in part on our ability to attract, train, retain and motivate highly qualified employees, who are in great demand. We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization, and we have never experienced a work stoppage or strike. We consider our employee relations to be good.

EXECUTIVE OFFICERS OF THE COMPANY

        Our executive officers and their ages as of January 1, 2000 were as follows:

       Name                      Age                       Position
       ----                      ---                       --------
Theodore A. Boutacoff            52    President, Chief Executive Officer and Director
Robert Kamenski                  45    Chief Financial Officer and Vice President, Administration
Eduardo Arias                    55    Senior Vice President, Worldwide Sales
Timothy Powers                   38    Vice President, Operations
James L. Donovan                 62    Vice President, Corporate Business Development and Director

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

        Mr. Kamenski joined IRIDEX in March 1997 as Vice President, Finance and Administration and was appointed Chief Financial Officer in October 1997. Prior to joining us, from July 1992 to March 1997, Mr. Kamenski held various positions, including Chief Financial Officer and Vice President of Finance and Administration, with TeleSensory Corporation. Mr. Kamenski holds a B.B.A. degree in accounting from the University of Wisconsin-Milwaukee and is a member of the American Institute of CPAs.

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

                                                                              HIGH          LOW
                                                                              ----          ---
FISCAL 2000
        First Quarter (through March 20, 2000)....................          $18.500      $ 7.938

FISCAL 1999
        First Quarter.............................................          $ 5.750      $ 3.875
        Second Quarter............................................            5.125        3.625
        Third Quarter.............................................            5.000        3.625
        Fourth Quarter............................................            9.500        4.188

FISCAL 1998
        First Quarter.............................................          $ 9.125      $ 6.500
        Second Quarter............................................           11.375        7.625
        Third Quarter.............................................            8.250        3.625
        Fourth Quarter............................................            4.625        1.938

FISCAL 2000

        On March 20, 2000, the closing price on the NASDAQ National Market for our Common Stock was $12.50 per share. As of January 1, 2000, there were approximately 75 holders of record of our Common Stock.

DIVIDEND POLICY

        We have never paid cash dividends on our Common Stock. We currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future. In addition, the payment of cash dividends to our stockholders is currently prohibited by our bank line of credit. See Note 4 of Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

        The following selected consolidated financial data as of and for the years ended January 1, 2000, January 2, 1999, December 31, 1997, 1996, 1995 have been derived from, and are qualified by reference to, our audited consolidated financial statements. The selected consolidated statement of income data as of December 31, 1996 and 1995 and the consolidated balance sheet data as of December 31, 1997, 1996 and 1995 has been derived from our audited financial statements not included herein. These historical results are not necessarily indicative of the results of operations to be expected for any future period.

        The data set forth below (in thousands, except per share data) are qualified by reference to, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data."

                                                                    1999          1998          1997          1996          1995
                                                                  --------      --------      --------      --------      --------
CONSOLIDATED STATEMENT OF INCOME DATA:
Sales .......................................................     $ 26,762      $ 23,585      $ 18,073      $ 12,364      $  8,801
Cost of sales ...............................................       11,788        10,308         7,612         4,899         2,798
                                                                  --------      --------      --------      --------      --------
             Gross profit ...................................       14,974        13,277        10,461         7,465         6,003
                                                                  --------      --------      --------      --------      --------

Operating expenses:
    Research and development ................................        3,925         3,099         1,716         1,286           742
    Selling, general and administrative .....................        9,224         8,358         6,074         5,197         3,787
    Nonrecurring charge for acquisition of Technology .......           --            --            --            --            80
                                                                  --------      --------      --------      --------      --------
             Total operating expenses .......................       13,149        11,457         7,790         6,483         4,609
                                                                  --------      --------      --------      --------      --------

Income from operations ......................................        1,825         1,820         2,671           982         1,394
Other income (expense), net .................................          556           511           607           699            58
                                                                  --------      --------      --------      --------      --------
Income before provision for income taxes ....................        2,381         2,331         3,278         1,681         1,452

Provision for income taxes ..................................         (763)         (583)       (1,180)         (676)         (452)
                                                                  --------      --------      --------      --------      --------
Net income ..................................................     $  1,618      $  1,748      $  2,098      $  1,005      $  1,000
                                                                  ========      ========      ========      ========      ========

Net income per common share (1) .............................     $   0.25      $   0.27      $   0.33      $   0.18      $   0.78
                                                                  ========      ========      ========      ========      ========
Shares used in per common share calculation(1) ..............        6,503         6,480         6,406         5,725         1,276
                                                                  ========      ========      ========      ========      ========


Diluted net income per common share(1) ......................     $   0.24      $   0.26      $   0.31      $   0.16      $   0.23
                                                                  ========      ========      ========      ========      ========
Shares used in diluted income per common share calculation(1)        6,849         6,765         6,755         6,410         4,354
                                                                  ========      ========      ========      ========      ========


                                                            January 1,  January 2,            December 31,
                                                              2000        1999        1997        1996        1995
                                                             -------     -------     -------     -------     -------
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and available-for-sale securities     $13,148     $10,876     $13,488     $15,114     $ 1,227
Working capital ........................................      23,842      23,450      21,716      20,777       4,339
Total assets ...........................................      32,665      28,377      26,686      23,707       6,395
Total stockholders' equity .............................      27,504      25,885      23,880      21,478       4,685


----------
(1) See Note 10 of Notes to Consolidated Financial Statements for an explanation of shares used in per share calculations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those set forth in such forward-looking statements as a result of the factors set forth under "Factors That May Affect Future Results" and other risks detailed from time to time in our reports filed with the Securities and Exchange Commission.

OVERVIEW

        IRIDEX Corporation is the leading worldwide provider of semiconductor-based laser systems used to treat eye diseases in ophthalmology and skin lesions in dermatology. Our products are sold in the United States predominantly through a direct sales force and internationally through 58 independent distributors into 74 countries. We market our products using three brand names: IRIS Medical to the ophthalmology market, IRIDERM to the dermatology market and Light Solutions to the research market.

        Our ophthalmology products treat eye diseases, including the three leading causes of irreversible blindness. The current family of ophthalmology laser systems includes the IRIS Medical OcuLight SL, OcuLight SLx, OcuLight GL and OcuLight GLx Laser Photocoagulation systems (each an "OcuLight System"). Our dermatology products treat skin diseases, primarily vascular and pigmented lesions. In June 1997, we launched the IRIDERM DioLite 532 Laser System to address the dermatology market. The DioLite 532 Laser System is sold primarily for office-based use by dermatologists. Each ophthalmic and dermatology system consists of a small, portable laser console and interchangeable delivery devices. We believe that our semiconductor-based systems are more portable and economical and have a greater degree of reliability and flexibility than competing systems which use traditional vacuum tube-based technology. Since our first shipment in 1990, more than 3,200 IRIDEX medical laser systems have been sold worldwide, primarily for hospital and office-based use by ophthalmologists and dermatologists.

        Our revenues arise primarily from the sale of our IRIS Medical OcuLight Systems, IRIDERM DioLite 532 consoles, delivery devices, disposables and, to a lesser extent, revenues from service and support activities, and the sale of research products and grants. Revenue from product sales is generally recognized at the time of shipment (net of allowances or discounts), while revenue from services is recognized upon performance of the applicable services. Our sales have increased primarily due to growth in unit sales (including additional unit sales resulting from the introduction of the DioLite 532 in June 1997 and OcuLight GLx in January 1999), greater market penetration and an expanded product offering. We believe that future growth in unit sales will be derived both from a growth in the market for photocoagulator products and from the replacement of installed photocoagulators which use vacuum tube-based technology.

        Our sales in the United States are derived from direct sales to end users and internationally are derived from sales to 58 distributors who resell to hospitals and physicians. Sales to international distributors are made on open credit terms or letters of credit. Although sales of our products internationally currently are denominated in United States dollars, international sales are subject to a variety of risks including shipping delays, generally longer receivable collection periods, changes in applicable regulatory policies, international monetary conditions, domestic and foreign tax policies, trade restrictions, duties and tariffs and economic and political instability. The 1997 and 1998 currency devaluation in many Asian countries had the effect of significantly increasing the purchase price of our products to our distributors and customers in that region. Product sales were lower for the affected Asian region during 1999 and 1998 as a result. We expect sales to the Asian region to continue to be less than the levels prior to the Asian economic crisis during 2000. While these currency factors and other factors listed above have been mitigated by product sales in other international regions and in the United States, future currency fluctuations or other factors discussed above may have a material adverse effect on our business, financial condition or results of operation. See "--Factors That May Affect Future Results--We Depend on International Sales."

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

RESULTS OF OPERATIONS

        The following table sets forth certain operating data as a percentage of sales for the periods indicated:

                                              1999        1998        1997
                                             -----       -----       -----
Sales .....................................  100.0%      100.0%      100.0%
Cost of sales .............................   44.0        43.7        42.1
                                             -----       -----       -----
     Gross profit .........................   56.0        56.3        57.9
                                             -----       -----       -----
Operating expenses:
     Research and development .............   14.7        13.1         9.5
     Sales, general and administrative ....   34.5        35.5        33.6
                                             -----       -----       -----
     Total operating expenses .............   49.2        48.6        43.1
                                             -----       -----       -----
Income from operations ....................    6.8         7.7        14.8
Other income, net .........................    2.0         2.2         3.3
                                             -----       -----       -----
Income before provision for income taxes ..    8.8         9.9        18.1
Provision for income taxes ................   (2.8)       (2.5)       (6.5)
                                             -----       -----       -----
Net income ................................    6.0%        7.4%       11.6%
                                             =====       =====       =====

        Sales. Sales were $26.8 million in 1999, $23.6 million in 1998 and $18.1 million in 1997. These sales represented increases of 13.5% from 1998 to 1999 and 30.5% from 1997 to 1998. The increase in our sales in 1999 as compared to 1998 was due to increased unit volumes, primarily as a result of introduction of the OcuLight GLx, and increased sales of the OcuLight SLx and DioLite, offset in part by decreased average selling prices, particularly with respect to our more mature products. The increase in our sales in 1998 as compared to 1997 was primarily attributable to increased sales of the OcuLight GL and DioLite, offset in part by decreased average selling prices. International sales accounted for 38.6% of total sales in 1999, 36.6% in 1998 and 51.8% in 1997. International sales as a percentage of total sales increased in 1999 from 1998 levels. The increase is primarily due to a partial recovery of sales from the economically weakened Asian region. We have been impacted by lower sales from the Asian region during the second half of 1997, 1998, and partially in 1999. International sales as a percentage of revenues decreased in 1998 from 1997 levels. The decrease is primarily due to lower sales from the Asian region. The decrease was partially offset by increased sales into European countries. We expect international sales as a percentage of revenues for 2000 to be substantially equivalent to the 1999 rate. We expect future growth in sales to be primarily derived from sales of the OcuLight SLx, and the APEX 800 hair removal laser for dermatology, which we expect to introduce in the first half of 2000.

        Sales into the research segment were $0.5, $1.3 and $1.1 million for 1999, 1998 and 1997, respectively. Research sales decreased in 1999 due to redirecting development and marketing resources from the research segment to the medical segment. International sales into the research segment were 33.0%, 21.4% and 14.0% for 1999, 1998 and 1997, respectively. Sales other than research segment sales are medical segment sales, which includes ophthalmology and dermatology sales.

        Gross Profit. Gross profit was $15.0 million in 1999, $13.3 million in 1998 and $10.5 million in 1997. Gross profit represented 56.0% of sales in 1999, 56.3% in 1998 and 57.9% in 1997. Gross profit as a percentage of sales decreased in 1999 as compared to 1998 due primarily to lower average selling prices on most international product sales and first year sales of the OcuLight GLx, a lower margin product. Such gross profit margin decreases were offset in part by increased sales of the higher margin OcuLight SLx product. Gross profit as a percentage of sales decreased in 1998 as compared to 1997 due primarily to proportionately higher overhead production costs resulting from our move to a larger facility in September 1997, increased unit volume of lower gross margin products and lower average selling prices. Such gross profit margin decreases were offset in part by a decrease in international sales, which have lower gross profit margins, and an increase in the sales of the DioLite, which have higher gross profit margins. Moreover, increasing competition has continued to result in a downward trend in average selling prices and has led to lower gross profit margins. We intend to continue our efforts to reduce the cost of components and thereby mitigate the impact of price reductions on our gross profit. We believe gross profit in dollars will increase as volumes increase and unit production costs will decrease as costs are engineered out of new products. However, gross margins as a percentage of sales will continue to fluctuate due to changes in the relative proportions of domestic and international sales, the mix of product sales, costs associated with future product introductions and a variety of other factors.

        Research and Development. Research and development expenses increased by 26.7% in 1999 to $3.9 million and by 80.6% in 1998 to $3.1 million. These expenses were 14.7% of sales in 1999, 13.1% of sales in 1998 and 9.5% of sales in 1997. The increase in 1999 was primarily due to increased clinical study costs, such as our many Age-related Macular Degeneration (AMD) studies, personnel and prototype expenses related to the development of the new Apex 800 hair removal dermatology system and first year sustaining engineering costs for the OcuLight GLx. The increase in 1998 was primarily due to increased personnel and prototype expenses related to the OcuLight GLx and Slit Lamp Adapters with UltraView optics and unreleased products and a decrease in the volume of research work conducted under grants from the U.S. Federal Government as described below. In addition, a portion of the increase was attributable to development expenses for the Apex 800. We expect these expenses for research and development to continue to increase in absolute dollars during 2000 in connection with clinical studies and new product development activities. Occasionally we also conduct research and development pursuant to grants from the U.S. Federal Government. Under the terms of these grants, we typically retain the right to commercially market the technology developed by us. The amounts we receive for these research and development efforts are recognized as sales, and the related labor and material costs are charged to cost of sales. As a result, our reported research and development expense does not entirely reflect our research and development efforts.

        Sales, General and Administrative. Sales, general and administrative expenses grew by 10.4% in 1999 to $9.2 million and by 37.6% in 1998 to $8.4 million. These expenses were 34.5% of sales in 1999, 35.5% of sales in 1998 and 33.6% of sales in 1997. The increases in sales, general and administrative expenses in these periods were primarily due to the hiring of additional sales and marketing employees to address new sales opportunities and to support expanding unit volumes, higher sales commissions and the growth in the infrastructure of our finance and administrative group which were necessary to support our expanded operations. Costs associated with communicating clinical results during 1999 and the January 1999 launch of the OcuLight GLx, which affected 1999 and 1998, also increased sales and marketing expenses during these periods.

        Other income, net. Other income, net consists primarily of interest income. Interest income was $469,000, $483,000 and $623,000 in 1999, 1998 and
1997, respectively. This income was primarily from interest earned on available-for-sale securities. Interest income decreased in 1999 and 1998 compared to 1997 because of increased investments in lower yield, tax preferred securities and overall lower cash balances in connection with internal investments in the enterprise resource planning ("ERP") system and in leasehold improvements associated with our new facility.

        Income Taxes. We had an effective tax rate of 32%, 25% and 36% in 1999, 1998 and 1997, respectively. The tax rate for 1999, 1998 and 1997 was lower than the Federal and State combined statutory rate of 40% because of certain tax benefits associated with tax-exempt interest on tax preferred securities and with tax credits for research and experimental activities.

LIQUIDITY AND CAPITAL RESOURCES

        At January 1, 2000, our primary sources of liquidity included cash, cash equivalents and available-for-sale securities of $13.1 million. In addition, we have available $2.0 million under our unsecured line of credit which bears interest at the bank's prime rate and expires in September 2000. As of January 1, 2000, no borrowings were outstanding under this credit facility. We believe that, based on current estimates, our current cash, available-for-sale securities and the credit facility will be sufficient to meet our working capital and capital expenditure requirements at least through the next twelve months. However, we believe that the level of financial resources is a significant competitive factor in our industry, and accordingly we may choose to raise additional capital through debt or equity financing prior to the end of 2000.

        Net cash generated from operations totaled $2,862,000 in 1999. Net cash used in operations totaled $1,976,000 and $88,000 in 1998 and 1997, respectively. In 1999, sources of cash included net income of $1.6 million, depreciation of $721,000, increases in accrued expenses of $2.4 million and increases in accounts payable of $249,000, partially offset by uses of cash with increases of deferred income taxes of $846,000, increases in inventories, net, of $752,000 and increases in accounts receivable of $623,000. In 1998, sources of cash included net income of $1.7 million and increases in accounts payable of $127,000, offset by uses of cash with increases in inventories of $2.5 million, increases in accounts receivable of $1.6 million and decreases of accrued expenses of $438,000.

        We generated $982,000 from investing activities in 1999. We used approximately $2.4 million and $4.4 million from investing activities in 1998 and 1997, respectively. The generation or use was primarily from the sale or purchase of available-for-sale securities and the acquisition of fixed assets.

        Net cash provided by financing activities during 1999, 1998 and 1997 was $10,000, $245,000 and $299,000, respectively, which consisted primarily of issuance of stock, offset in part by purchase of treasury stock of $315,000 in 1999.

        In December 1998, we instituted a stock repurchase program whereby up to 150,000 shares of our Common Stock may be repurchased in the open market. We plan to utilize all of the reacquired shares for reissuance in connection with employee stock programs. In 1999 we purchased 76,000 shares of our Common Stock from the open market.

YEAR 2000 ISSUES

        The Year 2000 computer problem refers to the potential for system and processing failures of date-related data as a result of computer controlled systems using two digits rather than four digits to define the applicable year. Prior to January 1, 2000, there was a great deal of concern regarding the ability of computers to adequately recognize 21st century dates from 20th century dates due to the two-digit fields used by many systems. Most reports to date, however, are that the computer systems are functioning normally and the compliance and remediation work accomplished leading up to 2000 was effective to prevent any problems. Computer experts have warned that there may still be residual consequences of the change in centuries. If not corrected, these residual problems could result in miscalculations, data corruption, system failures or disruptions in operations during or beyond the year 2000. Any such difficulties could result in a decrease in sales of our products, an increase in allocation of resources to address Year 2000 problems of our customers without additional revenue commensurate with such dedication of resources, or an increase in litigation costs relating to losses suffered by our customers due to such Year 2000 problems.

        Because our products are used in connection with components and systems designed and manufactured by others, residual Year 2000 problems affecting these components and systems could cause our products to fail. If residual Year 2000 problems cause the failure of any of the technology, software or systems used with our products, we could lose customers, suffer disruptions in our business, lose revenues and incur substantial liabilities and expenses. We could also become involved in costly litigation resulting from residual Year 2000 problems. Any of these occurances could materially harm our business, financial condition or results of operations.

        To date, we have not experienced any Year 2000 issues with any of our internal systems or our products, or with any of our key third party suppliers, vendors, customers or service providers. The costs associated with remediating our internal systems have not been material to date.

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. The accounting and disclosures prescribed by SAB 101 will be effective for the fiscal year ended December 31, 2000. The Company is currently evaluating the impact of SAB 101 on its financial statements and related disclosures and does not expect any material impact from its application.

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal quarters beginning after June 15, 2000. The Company is currently evaluating the impact of the requirements of SFAS 133 and the effects if any on its financial statements and does not expect any material impact from its application. The Company does not currently hold derivative instruments or engage in hedging activities.

FACTORS THAT MAY AFFECT FUTURE RESULTS

        We Rely on Continued Market Acceptance of Our Products. We currently market visible and infrared light semiconductor-based photocoagulator medical laser systems to the ophthalmic market. We also market a visible light semiconductor-based photocoagulator medical laser system to the dermatology market. We believe that continued and increased sales, if any, of these medical laser systems is dependent upon the following factors:

        -       Product performance, procedures and price;

        -       Opinions of medical advisors and associates;

        - Recommendations by ophthalmologists, dermatologists, clinicians, and their associated opinion leaders;

        - Performance of these laser systems and treatments which are a beneficial alternative to competing technologies and treatments;

        - The willingness of ophthalmologists and dermatologists to convert to semiconductor-based or infrared laser systems from visible argon gas or ion-based or other laser systems;

        - The level of reimbursement for treatments administered with our products; and

        -       Our ability to introduce new products into these markets.


Any significant decline in market acceptance of our products would have a material adverse effect on our business, results of operations and financial condition.

        Our Market is Competitive. Competition in the market for devices used for ophthalmic and dermatologic treatments is intense and is expected to increase. This market is also characterized by rapid technological innovation and change and our products could be rendered obsolete as a result of future innovations. Our competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. Our principal competitors in ophthalmology are Coherent, Inc., Nidek, Inc. ("Nidek"), Carl Zeiss, Inc. ("Zeiss"), Alcon International, Keeler Instruments, Inc. ("Keeler") and HGM Medical Laser Systems, Inc. ("HGM") and our principal competitors in dermatology are Laserscope and HGM. The Apex 800 Laser Hair Removal System will compete with products from Coherent, Inc., Candela Corporation, ESC Medical Systems, Ltd. and Cynosure, Inc. Some competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. In addition to other companies that manufacture photocoagulators, we compete with pharmaceutical solutions, other technologies and other surgical techniques. Some medical companies, academic and research institutions or others may develop new technologies or therapies that are more effective in treating conditions targeted by us or are less expensive than our current or future products. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

        We Face Risks of Manufacturing. The manufacture of our infrared and visible light photocoagulators and the related delivery devices is a highly complex and precise process. Although our OcuLight Systems and our DioLite 532 have been successfully introduced, we continue to face risks associated with manufacturing these products. Various difficulties may occur despite testing. Furthermore, we depend on third parties to manufacture substantially all of the components used in our products and have in the past experienced delays in manufacturing when a sole source supplier was unable to deliver components in volume and on a timely basis. Such a problem may recur. See "--We Depend on Key

Manufacturers and Suppliers." As a result of these factors, we may not be able to continue to manufacture our existing products or future products on a cost-effective and timely basis.

        We Depend on Key Manufacturers and Suppliers. We rely on third parties to manufacture substantially all of the components used in our products, although we assemble critical subassemblies and the final product at our facility in Mountain View, California. There are risks associated with the use of independent manufacturers, including unavailability of or delays in obtaining adequate supplies of optics and laser diodes. We have qualified two or more sources for most of the components used in our products. In the past, we experienced delays in manufacturing the OcuLight GL due to the inability of a supplier to deliver components in volume and on a timely basis. We have qualified a second source for this diode component. The process of qualifying suppliers is ongoing and may be lengthy, particularly as new products are introduced. We do not have long-term or volume purchase agreements with any of our suppliers and currently purchase components on a purchase order basis. These components may not be available in the quantities required, on reasonable terms, or at all. Establishing our own capabilities to manufacture these components would be expensive and could significantly decrease our profit margins. Our business, results of operations and financial condition would be adversely affected if we are unable to continue to obtain components as required at a reasonable cost.

        We Depend on International Sales. We derive and expect to continue to derive a large portion of our revenue from international sales. In 1999, 1998 and 1997, our international sales were $10.3 million, $8.6 million and $9.4 million, or 38.6%, 36.6%, and 51.8%, respectively, of total sales. Therefore, a large portion of our revenues will continue to be subject to the risks associated with international sales. Economic difficulties in Asia and the devaluation of the currencies of many Asian countries in the past couple of years has significantly increased the purchase price of our products to our distributors in that region. Product sales were lower for the affected Asian region during the fourth quarter of 1997, 1998 and partially in 1999 as a result of the economic downturn and currency problem. We expect partially lower sales or a modest increase in sales from this Asian region to continue into 2000. Each of the factors stated above could have a material adverse effect on our ability to deliver products on a competitive and timely basis.

        Our Operating Results Fluctuate from Quarter to Quarter. Although we have been profitable on an annual and quarterly basis for the last seven years, our sales and operating results have varied substantially on a quarterly basis and may continue to do so in the future. Our operating results are affected by a number of factors, many of which are beyond our control. Factors contributing to these fluctuations include the following:

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

        We Depend on Collaborative Relationships. We have entered into collaborative relationships with academic medical centers and physicians in connection with the research and development and clinical testing of our products. We plan to collaborate with third parties to develop and commercialize existing and new products. In May 1996, we executed an agreement with Miravant, formerly known as PDT, Inc., a maker of photodynamic drugs to collaborate on a device that emits a laser beam to activate a photodynamic drug developed by Miravant for the treatment of wet AMD. This collaborative development effort may not continue or it may not result in the successful development and introduction of a photodynamic system and the amount and timing of resources to be devoted to these activities are not within our control. Additionally, our reliance on others for clinical development, manufacturing and distribution of our products may result in unforeseen problems. Further, our collaborative partners may develop or pursue alternative technologies either on their own or in collaboration with others. The failure of any current or future collaboration efforts

        We Rely on Patents and Proprietary Rights. Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued eight United States patents on the technologies related to our products and processes. Our patent applications may not issue as patents, any patents now or in the future may not offer any degree of protection, or our patents or patent applications may be challenged, invalidated or circumvented in the future. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.

        In March 2000, we entered into a patent license agreement with Palomar Medical Technologies, Inc. (PMTI). This agreement gives us a non-exclusive 7.5% royalty bearing sublicense to skin cooling patents for use in laser hair removal. The license provides the Apex 800 hair removal system with additional cooling features.

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

        The laser and medical device industry is characterized by frequent litigation regarding patent and other intellectual property rights. Companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. Numerous patents are held by others, including academic institutions and our competitors. Because patent applications are maintained in secrecy in the United States until patents are issued and are maintained in secrecy for a period of time outside the United States, we have not conducted any searches to determine whether our technology infringes any patents or patent applications. We have, from time to time, been notified of, or have otherwise been made aware of claims that we may be infringing upon patents or other proprietary intellectual property owned by others. If it appears necessary or desirable, we may seek licenses under such patents or proprietary intellectual property. Although patent holders commonly offer such licenses, licenses under such patents or intellectual property may not be offered or the terms of any offered licenses may not be reasonable. This may adversely impact our operating results.

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

        We Are Subject To Government Regulation. The medical devices that we market and manufacture are subject to extensive regulation by the FDA and by foreign and state governments. Under the FDA Act and could have a material adverse effect on our ability to introduce new products or applications and therefore could have a material adverse effect on our business, results of operations and financial condition. Before a new device can be introduced into the market, the manufacturer must obtain market clearance through either the 510(k) premarket notification process or the lengthier premarket approval ("PMA") application process. Obtaining these approvals can take a long time and delay the introduction of a product. For example, the introduction of the OcuLight GL in the United States was delayed about three months from our expectations due to the longer than expected time period required to obtain FDA premarket clearance. Noncompliance with applicable requirements, including Quality System Regulations ("QSRs"), can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device we manufacture or distribute. Our failure to obtain government approvals or any delays in receipt of such approvals would have a material adverse effect on our business, results of operations and financial condition.

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

        We Face Product Liability Risks. We may be subject to product liability claims in the future. Our products are highly complex and are used to treat extremely delicate eye tissue and skin conditions on and near a patient's face. In addition, although we recommend that our disposable products only be used once and so prominently label these disposables, we believe that certain customers may nevertheless reuse these disposable products. Accordingly, the manufacture and sale of medical products entails significant risk of product liability claims. Although we maintain product liability insurance with coverage limits of $11.0 million per occurrence and an annual aggregate maximum of $12.0 million, our coverage from our insurance policies may not be adequate. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful claim brought against us in excess of our insurance coverage could have a material adverse effect on our business, results of operations and financial condition. To date, we have not experienced any product liability claims which would result in payments in excess of our policy limits.

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

        Residual Year 2000 issues may disrupt our operations, subject us to liabilities and costs and affect the timing of our revenues. Prior to January 1, 2000, there was a great deal of concern regarding the ability of computers to adequately recognize 21st century dates from 20th century dates due to the two-digit fields used by many systems. Most reports to date, however, are that the computer systems are functioning normally and the compliance and remediation work accomplished leading up to 2000 was effective to prevent any problems. Computer experts have warned that there may still be residual consequences of the change in the related regulations, the FDA regulates the design, development, clinical testing, manufacture, labeling, sale, distribution and promotion of medical devices.

centuries. If not corrected, these residual problems could result in miscalculations, data corruption, system failures or disruptions in operations during or beyond the year 2000. Any such difficulties could result in a decrease in sales of our products, an increase in allocation of resources to address Year 2000 problems of our customers without additional revenue commensurate with such dedication of resources, or an increase in litigation costs relating to losses suffered by our customers due to such Year 2000 problems.

        Because our products are used in connection with components and systems designed and manufactured by others, residual Year 2000 problems affecting these components and systems could cause our products to fail. If residual Year 2000 problems cause the failure of any of the technology, software or systems used with our products, we could lose customers, suffer disruptions in our business, lose revenues and incur substantial liabilities and expenses. We could also become involved in costly litigation resulting from Year 2000 problems. Any of these occurrences could materially harm our business, financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio and generally conduct all transactions in U.S. dollars. Our investment portfolio only includes highly liquid instruments with an original maturity of less than one year. We have no long-term debt obligations at January 1, 2000.

        We are subject to fluctuating interest rates that may impact, adversely or otherwise, our results of operations or cash flows for our available-for-sale securities and cash and cash equivalents.

        The table below presents principal amounts and related weighted average interest rates as of January 1, 2000 (in thousands) for our investment portfolio and cash and cash equivalents. All amounts mature in fiscal year 2000.

Assets
   Cash and cash equivalents.......................         $   9,645
   Average interest rate...........................             4.32%

   Available-for-sale securities...................         $   3,503
   Average interest rate...........................             4.68%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our consolidated balance sheets as of January 1, 2000 and January 2, 1999 and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended January 1, 2000, together with the related notes and the report of PricewaterhouseCoopers LLP, independent accountants, are on the following pages. Additional required financial information is described in Item 14.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of IRIDEX Corporation:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders' equity, of cashflows, and of comprehensive income present fairly, in all material respects, the financial position of Iridex Corporation and its subsidiaries (the "Company") at January 1, 2000 and January 2, 1999 and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2000 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule in the index appearing under Item 14(a)(2) on page 49 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




                                            /s/ PricewaterhouseCoopers LLP


San Jose, California
January 26, 2000

                               IRIDEX CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                        JANUARY 1,      JANUARY 2,
                                                                          2000            1999
                                                                        --------        --------
                                     ASSETS
Current assets:
   Cash and cash equivalents ....................................       $  9,645        $  5,791
   Available-for-sale securities ................................          3,503           5,085
   Accounts receivable, net of allowance for doubtful accounts of
   $396 in 1999 and $327 in 1998 ................................          8,162           7,608
   Inventories ..................................................          7,256           6,504
   Prepaids and other current assets ............................            437             347
   Deferred income taxes ........................................              0             607
                                                                        --------        --------
        Total current assets ....................................         29,003          25,942
Property and equipment, net .....................................          2,144           2,274
Intangible assets ...............................................              0              96
Deferred income taxes ...........................................          1,518              65
                                                                        --------        --------
        Total assets ............................................       $ 32,665        $ 28,377
                                                                        ========        ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .............................................       $  1,128        $    879
   Accrued expenses .............................................          4,033           1,613
                                                                        --------        --------
        Total liabilities .......................................          5,161           2,492
                                                                        --------        --------

Commitments and Contingencies (Note 5).

Stockholders' Equity
   Convertible Preferred Stock, $.01 par value:
        Authorized:  2,000,000 shares;
        Issued and outstanding:  none ...........................             --              --
   Common Stock, $.01 par value:
        Authorized:  30,000,000 shares;
        Issued and outstanding:  6,540,358 shares in 1999 and
        6,506,010 shares in 1998 ................................             66              65
   Additional paid-in capital ...................................         22,124          21,800
   Accumulated other comprehensive income (loss) ................             (2)              7
   Retained earnings ............................................          5,316           4,013
                                                                        --------        --------
        Total stockholders' equity ..............................         27,504          25,885
                                                                        --------        --------
               Total liabilities and stockholders'equity ........       $ 32,665        $ 28,377
                                                                        ========        ========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               IRIDEX CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                        JANUARY 1,      JANUARY 2,     DECEMBER 31,
                                                           2000            1999            1997
                                                         --------        --------        --------
Sales ............................................       $ 26,762        $ 23,585        $ 18,073
Cost of sales ....................................         11,788          10,308           7,612
                                                         --------        --------        --------
     Gross profit ................................         14,974          13,277          10,461
                                                         --------        --------        --------

Operating expenses:
   Research and development .........................       3,925           3,099           1,716
   Sales, general and administrative ................       9,224           8,358           6,074
                                                         --------        --------        --------
     Total operating expenses .......................      13,149          11,457           7,790
                                                         --------        --------        --------
     Income from continuing operations ..............       1,825           1,820           2,671
Interest income .....................................         469             483             623
Other income (expense), net .........................          87              28             (16)
                                                         --------        --------        --------
     Income before provision for income taxes .......       2,381           2,331           3,278
Provision for income taxes ..........................        (763)           (583)         (1,180)
                                                         --------        --------        --------
Net income ..........................................    $  1,618        $  1,748        $  2,098
                                                         ========        ========        ========

Net income per common share .........................    $   0.25        $   0.27        $   0.33
                                                         ========        ========        ========
Shares used in income per common share calculation ..       6,503           6,480           6,406
                                                         ========        ========        ========

Diluted net income per common share .................    $   0.24        $   0.26        $   0.31
                                                         ========        ========        ========
Shares used in diluted income per common share
        calculation .................................       6,849           6,765           6,755
                                                         ========        ========        ========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               IRIDEX CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                  Accumulated
                                                                      Additional    Other
                                                 Common Stock          Paid-in   Comprehensive       Retained
                                             Shares         Amount     Capital   Income (Loss)       Earnings        Total
                                             ------         ------     -------   -------------       ---------       -----
Balances, December 31, 1996............     6,350,180        $63       $21,248          $              $167          $21,478
Issuance of Common Stock
       under Stock Option Plan.........        65,896          1            59                                            60
Issuance of Common Stock
       under Employee Stock
       Purchase Plan...................        39,407          1           245                                           246
Unrealized losses on available-
        for-sale securities............                                                  (2)                             (2)
Net Income.............................                                                               2,098            2,098
                                             --------     ------        ------        ------          -----          -------
Balances, December 31, 1997............     6,455,483         65        21,552           (2)          2,265           23,880
Issuance of Common Stock
       under Stock Option Plan.........         9,086                       38                                            38
Issuance of Common Stock
       under Employee Stock
       Purchase Plan...................        41,441                      204                                           204
Tax benefit of employee stock
       transactions....................                                      6                                             6
Change in unrealized gains on
       available-for-sale
       securities......................                                                   9                                9
Net income.............................                                                               1,748            1,748
                                             --------     ------        ------         -----          -----            -----
Balances, January 2, 1999..............     6,506,010         65        21,800             7          4,013           25,885
Issuance of Common Stock
        under Stock Option Plan........        51,544                      107                                           107
Issuance of Common Stock
       under Employee Stock
       Purchase Plan...................        58,804          1           217                                           218
Purchase of Treasury Stock.............      (76,000)                                                 (315)             (315)
Change in unrealized gains on
       available-for-sale
       securities......................                                                  (9)                              (9)
Net income.............................                                                               1,618            1,618
                                             --------     ------       -------         -----          -----            -----
Balances, January 1, 2000..............     6,540,358        $66       $22,124          $(2)         $5,316          $27,504
                                            =========        ===       =======          ====         ======          =======



                   The accompanying notes are an integral part of these consolidated financial statements.

                               IRIDEX CORPORATION

              CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

                                                                                 YEAR ENDED      YEAR ENDED       YEAR ENDED
                                                                                  JANUARY 1,      JANUARY 2,      DECEMBER 31,
                                                                                     2000            1999            1997
                                                                                   --------        --------        --------
Cash flows from operating activities:
     Net income ............................................................       $  1,618        $  1,748        $  2,098
      Adjustments to reconcile net income to net cash provided by ( used in)
       operating activities:
            Depreciation and amortization ..................................            721             653             357
            Provision for doubtful accounts ................................             69              22              65
            Provision for inventory ........................................            192             184              (2)
            Amortization of intangible asset ...............................             96              --              --
            Changes in operating assets and liabilities:
               Accounts receivable .........................................           (623)         (1,573)           (732)
               Inventories .................................................           (944)         (2,712)         (2,115)
               Prepaids and other current assets ...........................            (90)            104            (329)
               Deferred income taxes .......................................           (846)            (91)            (14)
               Accounts payable ............................................            249             127             217
               Accrued expenses ............................................          2,420            (438)            367
                                                                                   --------        --------        --------
               Net cash provided by (used in) operating activities .........          2,862          (1,976)            (88)
                                                                                   --------        --------        --------
Cash flows from investing activities:
     Purchases of available-for-sale securities ............................         (3,511)         (7,675)         (6,364)
     Proceeds from sale and maturity of available-for-sale securities ......          5,084           6,187           3,783
     Acquisition of property and equipment .................................           (591)           (794)         (1,837)
     Acquisition of intangible assets ......................................             --             (96)             --
                                                                                   --------        --------        --------
               Net cash provided by (used in) investing activities .........            982          (2,378)         (4,418)
                                                                                   --------        --------        --------
Cash flows from financing activities:
            Payments of capital lease obligations ..........................             --              (3)             (7)
            Purchase of Treasury Stock .....................................           (315)             --              --
            Issuance of Common Stock under stock option plans ..............            325             248             306
                                                                                   --------        --------        --------
               Net cash provided by financing activities ...................             10             245             299
                                                                                   --------        --------        --------
                  Net (decrease) increase in cash and cash equivalents .....          3,854          (4,109)         (4,207)
Cash and cash equivalents, beginning of year ...............................          5,791           9,900          14,107
                                                                                   --------        --------        --------

Cash and cash equivalents, end of year .....................................       $  9,645        $  5,791        $  9,900
                                                                                   ========        ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Income taxes ......................................................            360             575             671
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Change in unrealized gains (losses) on available-for-sale securities ..       $     (9)       $      9        $     (2)



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               IRIDEX CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                               YEAR ENDED     YEAR ENDED    YEAR ENDED
                                               JANUARY 1,     JANUARY 2,    DECEMBER 31
                                                  2000           1999          1997
                                                -------        -------       -------
Net Income ..............................       $ 1,618        $ 1,748       $ 2,098
Other Comprehensive income:
     Changes in unrealized gain (loss) on
          Available for sale securities .            (9)             9            (2)
                                                -------        -------       -------
Comprehensive income ....................       $ 1,609        $ 1,757       $ 2,096
                                                =======        =======       =======



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

        Available-for-Sale Securities

        All marketable securities as of January 1, 2000 are considered to be available-for-sale and therefore are carried at fair value. Available-for-sale securities are classified as current assets when they have scheduled maturities of less than one year. Available-for-sale securities are classified as non current assets when they have scheduled maturities of more than one year. Unrealized holding gains and losses on such securities are reported net of related taxes as a separate component of stockholders' equity until realized. Realized gains and losses on sales of all such securities are reported in interest and other income and are computed using the specific identification cost method.

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

        Advertising

        We expense advertising costs as they are incurred. Advertising expenses for 1999, 1998 and 1997 were $359,000, $317,000 and $170,000, respectively.

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

        We market our products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letter of credit. Management performs ongoing credit evaluations of our customers and maintains an allowance for potential credit losses. Historically, we have not experienced any significant losses related to individual customers or group of customers in any particular geographic area.

As of January 1, 2000, no customer accounted for greater than 10% of accounts receivable.

        Our products require approvals from the Food and Drug Administration and international regulatory agencies prior to commercialized sales. Our future products may not receive required approvals. If we were denied such approvals or if such approvals were delayed, it would have a materially adverse impact on our business, results of operations and financial condition.

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

        Fiscal Year

        On June 8, 1998, the Board of Directors approved a resolution to adjust our fiscal year end from December 31 to the 52 or 53-week period that ends the Saturday nearest December 31, effective for fiscal year 1998, a 52-week year. Fiscal year 1999 was a 52-week year.

        Computation of Net Income Per Common Share and Per Diluted Common Share

        Net income per common share is computed using the weighted average number of shares of common stock outstanding. Diluted net income per common share is computed using the weighted average number of dilutive shares of common stock and common equivalent shares from stock options.

        Recent Accounting Pronouncements

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. The accounting and disclosures prescribed by SAB 101 will be effective for the fiscal year ended December 31, 2000. The Company is currently evaluating the impact of SAB 101 on its financial statements and related disclosures and does not expect any material impact from its application.

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal quarter beginning after June 15, 2000. The Company is currently evaluating the impact of the requirements of SFAS 133 and the effects if any on its financial statements and does not expect any material impact from its application. The Company does not currently hold derivative instruments or engage in hedging activities.

3.      BALANCE SHEET DETAIL

        Available-for-sale securities (in thousands):

                                               AMORTIZED     UNREALIZED      ESTIMATED         MATURITY
                                                 COST       GAINS (LOSSES)  FAIR VALUE          DATES
                                               ---------    --------------  ----------          -----
As of January 1, 2000, available-for-sale
 securities consisted of the following:

Corporate notes .........................       $ 2,550        $    --        $ 2,550        1/00 - 5/00
Government agencies .....................           955             (2)           953               5/00
                                                -------        -------        -------        -----------
                                                $ 3,505        $    (2)       $ 3,503

As of January 2, 1999, available-for-sale securities consisted of the following:

Obligations of state and local
     government agencies.....                   $ 5,078        $     7        $  5,085        2/99 - 6/99

There were no realized capital gains or losses recognized in 1999, 1998 and 1997.

                                                        JANUARY 1,     JANUARY 2,
                                                          2000            1999
                                                         -------        -------
                                                            (IN THOUSANDS)
Inventories:
   Raw materials and work in process .................   $ 3,839        $ 3,877
   Finished goods ....................................     3,417          2,627
                                                         -------        -------
      Total inventories ..............................   $ 7,256        $ 6,504
                                                         =======        =======

Property and Equipment:
   Equipment .........................................   $ 2,667        $ 2,157
   Leasehold improvements ............................     1,739          1,700
   Less: accumulated depreciation and amortization ...    (2,262)        (1,583)
                                                         -------        -------
   Property and equipment, net .......................   $ 2,144        $ 2,274
                                                         =======        =======

Accrued Expenses:
   Accrued payroll, vacation and related expenses ....   $ 1,102        $   655
   Distributor commissions ...........................        --             37
   Accrued warranty ..................................       536            200
   Income taxes payable ..............................     1,621             14
   Other accrued expenses ............................       774            707
                                                         -------        -------
   Total accrued expenses ............................   $ 4,033        $ 1,613
                                                         =======        =======

4.      BANK BORROWINGS

        We have a revolving line of credit agreement with a bank expiring on October 1, 2000, which provides for borrowings of up to $2.0 million at the bank's prime rate (8.25% at January 1, 2000). The agreement contains restrictive covenants including prohibiting payment of dividends without the bank's prior consent. There were no borrowings against the credit line at January 1, 2000.

5.      COMMITMENTS AND CONTINGENCIES

        Lease Agreements

        We lease our operating facilities under a noncancelable operating lease. The lease expires in 2002 and contains a renewal option. Rent expense, net of sublease income, totaled $282,000, $331,000 and $224,000 for the years ended January 1, 2000, January 2, 1999 and December 31, 1997, respectively. Rental income related to a facility sublease was $183,000, $182,000 and $48,000 for the years ended January 1, 2000, January 2, 1999 and December 31, 1997, respectively.

        Future minimum lease payments and receivables under current operating leases at January 1, 2000 are summarized as follows (in thousands):



   Fiscal Year      Operating Lease Payments  Sublease Receivables  Net Operating Lease Payments
   -----------      ------------------------  --------------------  ----------------------------
       2000                   541                     262                        279
       2001                   554                      11                        543
       2002                    93                      --                         93
                           ------                    ----                       ----
                           $1,188                    $273                       $915


        License Agreements

        The Company is obligated to pay royalties equivalent to 4% and 5% of sales on certain products under certain license agreements. Royalty expense was $42,000, $125,000 and $58,900 for the years ended January 1, 2000, January 2, 1999 and December 31, 1997, respectively.

        Contingencies

        From time to time, the Company may be engaged in certain administrative and legal proceedings, incidental to its normal business activities. Management believes that liabilities resulting from such proceedings, or claims which are pending or known to be threatened, are adequately covered by liability insurance and will not have a material adverse effect on the Company's financial position or results of operations.

6.      STOCKHOLDERS' EQUITY

        CONVERTIBLE PREFERRED STOCK

        During 1996, we amended our Articles of Incorporation to authorize 2,000,000 shares of undesignated preferred stock. Preferred Stock may be issued from time to time in one or more series. As of January 1, 2000, we had no preferred stock issued and outstanding.

        TREASURY STOCK

        In December 1998, we instituted a stock repurchase program whereby up to 150,000 shares of our Common Stock may be repurchased in the open market. We plan to utilize all of the reacquired shares for reissuance in connection with employee stock programs. We repurchased 76,000 shares of Common Stock for $315,000 in 1999.

        STOCK OPTION PLANS

        Amended and Restated 1989 Incentive Stock Plan

        The Amended and Restated 1989 Plan (the "1989 Plan") provided for the grant of options and stock purchase rights to purchase shares of our Common Stock to employees and consultants. The terms of the 1989 Plan, which expired in August 1999, are substantially the same as the 1998 Plan described below.

        1998 Stock Plan

        The 1998 Stock Plan (the "1998 Plan") provides for the granting to employees (including officers and employee directors) of incentive stock options and for the granting to employees (including officers and employee directors) and consultants of nonstatutory stock options and stock purchase rights ("SPRs"). The exercise price of incentive stock options and SPRs granted under the 1998 Plan must be at least equal to the fair market value of the shares at the time of grant. With respect to any recipient who owns stock possessing more than 10% of the voting power of our outstanding capital stock, the exercise price of any option or SPR granted must be at least equal to 110% of the fair market value at the time of grant. Options granted under the 1998 Plan are exercisable at such times and under such conditions as determined by the Administrator; generally over a four year period. The maximum term of incentive stock options granted to any recipient must not exceed ten years; provided, however, that the maximum term of an incentive stock option granted to any recipient possessing more than 10% of the voting power of our outstanding capital stock must not exceed five years. In the case of SPRs, unless the Administrator determines otherwise, we have a repurchase option exercisable upon the voluntary or involuntary termination of the purchaser's employment with us for any reason (including death or disability). Such repurchase option lapses at a rate determined by the Administrator. The purchase price for shares repurchased by us is the original price paid by the purchaser. The form of consideration for exercising an option or stock purchase right, including the method of payment, is determined by the Administrator. The 1998 Plan expires in June 2008.

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

        Information with respect to activity under these option plans are set forth below (in thousands except share and per share data):

                                                         OUTSTANDING
                                          SHARES           OPTIONS
                                         AVAILABLE          NUMBER          AGGREGATE        WEIGHTED AVG
                                         FOR GRANT        OF SHARES           PRICE         EXERCISE PRICE
                                         ---------        ----------        ----------        ----------
Balances, December 31, 1996 .........      137,998           633,244        $    2,206        $     3.48
  Additional shares reserved ........      500,000                --                --                --
  Options granted at market price ...     (437,775)          437,775             2,922              6.68
  Options exercised .................           --           (65,896)              (60)              .91
  Options terminated ................       43,336           (43,336)             (208)             4.80
                                         ---------        ----------        ----------

Balances, December 31, 1997 .........      243,559           961,787             4,860              5.05
  Additional shares reserved ........      310,000                --                --                --
  Options granted at market price ...     (936,889)          936,889             4,628              4.94
  Options exercised .................                         (9,101)              (38)             4.18
  Options terminated ................      572,074          (572,074)           (4,031)             7.05
                                         ---------        ----------        ----------

Balances, January 2, 1999 ...........      188,744         1,317,501             5,419              4.11
  Additional shares reserved ........      150,000                --                --                --
  Options granted at market price ...     (218,394)          218,394             1,128              5.16
  Options exercised .................                        (47,568)             (107)             1.89
  Options expired ...................      (11,819)
  Options terminated ................       81,134           (81,134)             (364)             4.45
                                         ---------        ----------        ----------
Balances, January 1, 2000 .......          189,665         1,407,193        $    6,076        $     4.33
                                         =========        ==========        ==========


        In December 1998, we offered non-executive officer employees the right to cancel certain outstanding Stock Options and receive new options with an exercise price of $4.00 per share, the closing price of the common stock on the date individual employees agreed to cancel their original outstanding stock options. Options to purchase a total of 548,000 shares at original exercise prices ranging from $5.00 to $14.75 per share were canceled and new options were issued in December 1998. Under the terms of this offer, new options were subject to new vesting terms from the date of issuance.

        The following table summarizes information with respect to stock options outstanding at January 1, 2000:

                                      OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                        WEIGHTED AVERAGE     WEIGHTED                      WEIGHTED
                            NUMBER         REMAINING          AVERAGE       NUMBER         AVERAGE
RANGE OF EXERCISE         OUTSTANDING   CONTRACTUAL LIFE     EXERCISE     EXERCISABLE      EXERCISE
PRICES                     AT 1/1/00        (YEARS)           PRICE        AT 1/1/00        PRICE
------                     ---------        -------           -----        ---------        -----
$ 0.16 - $ 0.16              38,578           1.16             0.16          38,578           0.16
$ 1.00 - $ 1.00             172,280           4.68             1.00         172,280           1.00
$ 2.00 - $ 2.00              78,750           5.79             2.00          78,750           2.00
$ 3.93 - $ 5.75             898,285           8.01             4.28         247,487           4.48
$ 6.25 - $ 9.25             204,300           7.59             8.38          81,774           8.13
$14.88 - $14.88              15,000           6.49            14.88           7,500          14.88
                           --------                                        --------
$0.16 - $14.88             1,407,193          7.21             4.33         624,025           3.53
                           =========                                       ========


        At January 2, 1999 and December 31, 1997, options to purchase 1,317,501 and 961,787 shares of Common Stock were exercisable at weighted average exercise prices of $2.43 and $2.49, respectively.

        The following information concerning our stock option and employee stock purchase plans is provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." We account for such plans in accordance with Accounting Principles Board No. 25 and related Interpretations.

        The fair value of each option grant has been estimated on the date of grant using the Black-Scholes multiple option pricing model with the following weighted average assumptions:

                                        1999                      1998                    1997
                                GROUP A      GROUP B      GROUP A      GROUP B   GROUP A        GROUP B
                                -------      -------      -------      -------   -------        -------
Risk-free Interest Rates. ....   5.58%        5.34%        4.82%        4.79%   5.84%-6.72%   5.69%-6.72%
Expected Life from Date of
Vesting.......................   3 yrs.       2 yrs.       3 yrs.       2 yrs.    3 yrs.       2 yrs.
Volatility....................    0.78         0.78         0.78         0.78       0.62         0.62
Dividend Yield................      --           --           --           --         --           --


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

        The weighted average fair value per share of those options granted in 1999, 1998 and 1997 was $3.37, $3.12 and $3.85, respectively.

        We have also estimated the fair value for the purchase rights issued under our 1995 Employee Stock Purchase Plan, under the Black-Scholes valuation model using the following assumptions for 1999, 1998 and 1997:

                                 1999        1998       1997
                                 ----        ----       ----
Risk-free Interest Rates ....     4.91%       5.61%       5.09%
Expected Life ...............  0.5 year    0.5 year    0.5 year
Volatility ..................      0.78        0.78        0.62
Dividend Yield ..............        --          --          --

        The weighted average fair value per share of those purchase rights granted in 1999, 1998 and 1997 was $1.55, $3.33 and $2.27, respectively.

The following proforma income information has been prepared following the provisions of SFAS No. 123:

                                                           1999            1998            1997
                                                         ---------       ---------       ---------
                                                        (amounts in thousands except per share data)
Net income -- as reported ............................   $   1,618       $   1,748       $   2,098
Net income -- proforma ...............................   $     768       $     815       $   1,564

Net income per common share -- as reported ...........   $    0.25       $    0.27       $    0.33
Net income per common share -- proforma ..............   $    0.12       $    0.13       $    0.24

Diluted net income per common share -- as reported ...   $    0.24       $    0.26       $    0.31
Diluted net income per common share -- proforma ......   $    0.11       $    0.12       $    0.23

7.      EMPLOYEE BENEFIT PLAN

        We have a plan known as the IRIS Medical Instruments 401(k) trust to provide retirement benefits through the deferred salary deductions for substantially all employees. Employees may contribute up to 15% of their annual compensation to the plan, limited to a maximum amount set by the Internal Revenue Service. The plan also provides for Company contributions at the discretion of the Board of Directors. No Company contributions have been made to the plan since inception. On February 29, 2000 the Compensation Committee approved a company match for the 401(k) in the amount of 50% of employee contributions up to an annual maximum of $1,000 per year. The match will become effective April 1, 2000.

8.      INCOME TAXES

        The provision for income taxes includes:

                              YEAR ENDED      YEAR ENDED    YEAR ENDED
                              JANUARY 1,       JANUARY 2,   DECEMBER 31,
                                 2000           1999           1997
                                -------       -----------   ------------
                                           (IN THOUSANDS)
Current:
   Federal ..................   $ 1,323        $   425        $ 1,010
   State ....................       286             67            234
Deferred:
   Federal ..................      (613)           105            (95)
   State ....................      (233)           (14)            31
                                -------        -------        -------
     Income tax provision ...   $   763        $   583        $ 1,180
                                =======        =======        =======


        The Company's effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

                                               YEAR ENDED     YEAR ENDED      YEAR ENDED
                                                JANUARY 1,     JANUARY 2,    DECEMBER 31,
                                                  2000           1999            1997
                                               -----------    -----------    ------------
Income tax provision at statutory rate .......     34%            34%             34%
State income taxes, net of federal benefit ...      6%             3%              6%
Tax Exempt Interest ..........................     (3%)           (5%)            (2%)
Research and experimental credits ............    (10%)           (5%)            (2%)
Other ........................................      5%            (2%)            --
                                                  ---            ---             ---
Effective tax rate ...........................     32%            25%             36%
                                                  ===            ===             ===

        The tax effect of temporary differences and carry-forwards that give rise to significant portions of the deferred tax assets are presented below (in thousands):

                                                  JANUARY 1,    JANUARY 2,
                                                     2000         1999
                                                  ----------    ----------
Fixed assets and intangible .....................   $  464       $   67
Accrued liabilities .............................      436          255
Allowance for excess and obsolete inventories ...      147           70
Research credit .................................      116           --
State tax .......................................       47           12
Allowance for doubtful accounts .................      194          115
Other ...........................................      114          153
                                                    ------       ------
Net deferred tax asset ..........................   $1,518       $  672
                                                    ======       ======

9.      MAJOR CUSTOMERS AND BUSINESS SEGMENTS

        We operate in two reportable segments: the laser medical device segment and the laser research segment. In the laser medical device segment, we develop, manufacture and market medical devices for the ophthalmology and dermatology markets. Our revenues arise from the sale of consoles, delivery devices, disposables and service and support activities. In the laser research segment we conduct research and development under research grants from the U.S. Federal Government and others. Under the terms of these grants we typically retain the right to commercially market the technology developed.

        In the years ended January 1, 2000, January 2, 1999 and December 31, 1997, no customer individually accounted for more than 10% of our revenue.

        Revenue information shown in thousands by geographic region is as follows:

                      JANUARY 1,    JANUARY 2,   DECEMBER 31,
                         2000          1999         1997
                      ----------    ----------   ------------
United States ..       $16,443       $14,958       $ 8,709
Europe .........         4,673         4,503         3,690
Rest of Americas         1,689         1,552         1,706
Asia/Pacific Rim         3,957         2,572         3,968
                       -------       -------       -------
                       $26,762       $23,585       $18,073
                       =======       =======       =======

        Revenues are attributed to countries based on location of customers.

        In the years ended January 1, 2000, January 2, 1999 and December 31, 1997, no country individually accounted for more than 10% of our sales, except for the United States, which accounted for 61.4% of sales in 1999, 63.4% in 1998 and 48.1% in 1997.

        Information on reportable segments for the three years ended January 1, 2000, January 2, 1999 and December 31, 1997 is as follows:


                                         YEAR ENDED                   YEAR ENDED                 YEAR ENDED
                                       JANUARY 1, 2000             JANUARY 2, 1999             DECEMBER 31, 1997
                                     ---------------------       ---------------------       ---------------------
                                      Laser                       Laser                      Laser
                                     Medical       Laser         Medical       Laser         Medical       Laser
                                     Devices      Research       Devices      Research       Devices      Research
                                     -------       -------       -------       -------       -------       -------
Sales ............................   $26,302       $   460       $22,280       $ 1,305       $16,970       $ 1,103

Depreciation .....................       705            16           627            26           347            10

Interest and other expense .......        14            --            17            --            35            --

Income before provision
   for income taxes ..............     2,146           235         1,504           827         2,503           775

        Income before provision for income taxes of the laser research segment does not include indirect costs of manufacturing, research and development and selling, general and administrative costs. Such costs are not allocated and therefore are included in the Laser Medical Device segment.

        10. COMPUTATION OF NET INCOME PER COMMON SHARE AND PER DILUTED COMMON SHARE

        A reconciliation of the numerator and denominator of net income per common share and diluted net income per common share is provided as follows (in thousands, except per share amounts):

                                                                    YEAR ENDED   YEAR ENDED   YEAR ENDED
                                                                     JANUARY 1,  JANUARY 2,  DECEMBER 31,
                                                                       2000         1999         1997
                                                                    -----------  ----------  ------------
Numerator -- Net income per common share and per diluted common share
Net income ..............................................             $1,618       $1,748       $2,098
                                                                      ======       ======       ======
Denominator -- Net income per common share
   Weighted average common stock outstanding ..................        6,503        6,480        6,406
                                                                      ======       ======       ======
Net income per common share ...................................       $ 0.25       $ 0.27       $ 0.33
                                                                      ======       ======       ======
Denominator - Diluted net income per common share
   Weighted average common stock outstanding ..................        6,503        6,480        6,406
Effect of dilutive securities
   Weighted average common stock options ......................          346          285          349
                                                                      ------       ------       ------
Total weighted average stock and options outstanding ..........        6,849        6,765        6,755
                                                                      ======       ======       ======
   Diluted net income per common share ........................       $ 0.24       $ 0.26       $ 0.31
                                                                      ======       ======       ======

During 1999, 1998 and 1997, there were 431,077, 300,500, and 64,037 outstanding options to purchase shares, respectively, at a weighted average exercise price of $5.28, $7.69, and $9.49 per share, respectively. These shares were not included in the computations of diluted net income per common share because the exercise price of the common shares exceeded, the market price of the related options.

11.     SELECTED QUARTERLY FINANCIAL DATA, (UNAUDITED)


                                               INTERIM FINANCIAL INFORMATION (UNAUDITED)
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                             ---------------------------------------------
                                                               QUARTER
                                             ---------------------------------------------
                                             FIRST        SECOND       THIRD        FOURTH
                                             ------       ------       ------       ------
Year Ended January 1, 2000
   Sales .............................       $5,697       $6,463       $6,295       $8,307
   Gross Profit ......................       $3,081       $3,552       $3,524       $4,817
   Net Income ........................       $  185       $  325       $  325       $  783
   Net income per common share .......       $ 0.03       $ 0.05       $ 0.05       $ 0.12
   Diluted net income per common share       $ 0.03       $ 0.05       $ 0.05       $ 0.11
Year Ended January 2, 1999
   Sales .............................       $5,872       $6,002       $5,200       $6,511
   Gross profit ......................       $3,382       $3,515       $2,550       $3,830
   Net income ........................       $  655       $  525       $   43       $  525
   Net income per common share .......       $ 0.10       $ 0.08       $ 0.01       $ 0.08
   Diluted net income per common share       $ 0.10       $ 0.08       $ 0.01       $ 0.08




ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III

        Certain information required by Part III has been omitted from this Form 10-K. This information is instead incorporated by reference to our definitive proxy statement (the "Proxy Statement"), which we will file within 120 days after the end of our fiscal year pursuant to Regulation 14A in time for our Annual Meeting of Stockholders to be held June 7, 2000.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding our directors is incorporated by reference to "Election of Directors--Nominees" in our Proxy Statement for the Company's 2000 Annual Meeting of Stockholders. The information concerning our current executive officers is found under the caption "Executive Officers of the Registrant" in
Part I hereof is also incorporated by reference into this Item 10.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

                                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                PAGE IN
                                                                                               FORM 10-K
                                                                                                 REPORT
                                                                                                 ------
(a)         The following documents are filed in Part II of this Annual Report on Form 10-K:

            1.  FINANCIAL STATEMENTS
                Report of Independent Accountants ..........................................       30
                Consolidated Balance Sheets as of January 1, 2000 and
                     January 2, 1999 .......................................................       31
                Consolidated Statements of Income for the years ended
                  January 1, 2000, January 2, 1999 and December 31, 1997 ...................       32
                Consolidated Statements of Stockholders' Equity for the years
                  ended January 1, 2000, January 2, 1999 and December 31, 1997 .............       33
                Consolidated Statements of Cash Flows for the years ended
                     January 1, 2000, January 2, 1999 and December 31, 1997 ................       34
                Consolidated Statements of Comprehensive Income for the years
                     ended January 1, 2000, January 2, 1999 and December 31, 1997 ..........       35
                Notes to Consolidated Financial Statements .................................       36
            2.  FINANCIAL STATEMENT SCHEDULE
                The following financial statement schedule is included in Item 14(d):
                        Schedule II - Valuation and Qualifying Accounts ....................       52

        Other schedules have been omitted because they are either not required, not applicable, or the required information is included in the consolidated financial statements or notes thereto.

        3.      EXHIBITS

                Refer to (c) below.

(b)     REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the fourth quarter of 1999.

(c)        EXHIBITS


              Exhibits      Exhibit Title
              --------      -------------
                3.1(1)      Amended and Restated Certificate of Incorporation of Registrant
                3.2(3)      Amended and Restated Bylaws of Registrant.
               10.1(1)      Form of Indemnification Agreement with directors and officers.
               10.2(1)      Amended and Restated 1989 Incentive Stock Plan and form of agreement thereunder.
               10.3(1)      1995 Employee Stock Purchase Plan, as amended and form of agreement thereunder.
               10.4(1)      1995 Director Option Plan and form of agreement thereunder.
               10.5(1)      1995 Profit Sharing Plan
               10.6(1)      Third Restated Registration Rights Agreement dated
                            as of October 27, 1995 by and among Registrant and
                            certain individuals and entities named therein.
               10.7(1)      Lease Agreement dated December 6, 1996 by and between Zappettini
                            Investment Co. and the Registrant.
               10.8(1)      Business Loan Agreement dated October 4, 1995
                            between Mid-Peninsula Bank and the Registrant.
               10.9(4)      1998 Stock Option Plan, as amended
               10.10(2)*    Development and Distribution Agreement dated as of May 28, 1996 between Miravant, Inc. (formerly PDT, Inc.) and the Company.
               22.1(1)      Subsidiaries of Registrant.
               23.1         Consent of Independent Accountants.
               24.1         Power of Attorney (See page 51).
               27.1         Financial Data Schedule.

-------------------

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

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 30th day of March, 2000.

                                               IRIDEX CORPORATION


                                            By: /s/ Theodore A. Boutacoff
                                               ---------------------------------
                                               Theodore A. Boutacoff
                                               President, Chief Executive
                                               Officer, and Director

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

   /s/ Theodore A. Boutacoff           President, Chief Executive Officer, and      March 30, 2000
----------------------------------     Director (Principal Executive Officer)
    (Theodore A. Boutacoff)

      /s/ Robert Kamenski              Chief Financial Officer and Vice             March 30, 2000
----------------------------------     President, Administration (Principal
       (Robert Kamenski)               Financial and Accounting Officer)

     /s/ James L. Donovan              Vice President, Corporate Business           March 30, 2000
----------------------------------     Development and Director
      (James L. Donovan)

    /s/ Robert K. Anderson             Director                                     March 30, 2000
----------------------------------
     (Robert K. Anderson)

    /s/ William Boeger, III            Director                                     March 30, 2000
----------------------------------
     (William Boeger, III)

       /s/ Milton Chang                Director                                     March 30, 2000
----------------------------------
        (Milton Chang)

     /s/ Donald L. Hammond             Director                                     March 30, 2000
----------------------------------
      (Donald L. Hammond)

      /s/ Joshua Makower               Director                                     March 30, 2000
----------------------------------
       (Joshua Makower)

       /s/ John M. Nehra               Chairman of the Board                        March 30, 2000
----------------------------------
        (John M. Nehra)

                                                                     SCHEDULE II

                      IRIDEX CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                             BALANCE AT    CHARGED TO                     BALANCE
                                            BEGINNING OF    COSTS AND                    AT END OF
              DESCRIPTION                    THE PERIOD     EXPENSES      DEDUCTIONS    THE PERIOD
              -----------                   ------------   ----------     ----------    ----------
Balance for the year ended
December 31, 1997:
        Allowance for doubtful accounts
        receivable                           $   265       $    55        $   (15)      $   305
        Provision for inventory              $   ---       $   ---        $   ---       $   ---
Balance for the year ended
January 2, 1999:
        Allowance for doubtful accounts
        receivable                           $   305       $   113        $   (91)      $   327
        Provision for inventory              $   ---       $   437        $  (253)      $   182
Balance for the year ended
January 1, 2000:
        Allowance for doubtful accounts
        receivable                           $   327       $   128        $   (59)      $   396
        Provision for inventory              $   182       $   197        $    (5)      $   374

Exhibits      Exhibit Title
--------      -------------
  3.1(1)      Amended and Restated Certificate of Incorporation of Registrant
  3.2(3)      Amended and Restated Bylaws of Registrant.
 10.1(1)      Form of Indemnification Agreement with directors and officers.
 10.2(1)      Amended and Restated 1989 Incentive Stock Plan and form of agreement thereunder.
 10.3(1)      1995 Employee Stock Purchase Plan, as amended and form of agreement thereunder.
 10.4(1)      1995 Director Option Plan and form of agreement thereunder.
 10.5(1)      1995 Profit Sharing Plan
 10.6(1)      Third Restated Registration Rights Agreement dated
              as of October 27, 1995 by and among Registrant and
              certain individuals and entities named therein.
 10.7(1)      Lease Agreement dated December 6, 1996 by and between Zappettini
              Investment Co. and the Registrant.
 10.8(1)      Business Loan Agreement dated October 4, 1995
              between Mid-Peninsula Bank and the Registrant.
 10.9(4)      1998 Stock Option Plan, as amended
 10.10(2)*    Development and Distribution Agreement dated as of May 28, 1996 between Miravant, Inc. (formerly PDT, Inc.) and the Company.
 22.1(1)      Subsidiaries of Registrant.
 23.1         Consent of Independent Accountants.
 24.1         Power of Attorney (See page 51).
 27.1         Financial Data Schedule.

-------------------

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