Form 10-Q
period 2000-04-01
IRIDEX CORP
filed 2000-05-16
CIK 1006045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2000

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

                             1212 TERRA BELLA AVENUE
                      MOUNTAIN VIEW, CALIFORNIA 94043-1824
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

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

                     (1) Yes [X] No [ ];  (2) Yes [X] No [ ]

The number of shares of Common Stock, $.01 par value, issued and outstanding as of May 8, 2000 was 6,631,948.

                               IRIDEX CORPORATION

                                TABLE OF CONTENTS

                                                                             Page
                                                                             ----
PART I.   FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

          Condensed Consolidated Balance Sheets as of April 1, 2000 and
          January 1, 2000                                                      3

          Condensed Consolidated Statements of Income for the three months
          ended April 1, 2000 and April 3, 1999                                4

          Condensed Consolidated Statements of Cash Flows for the three
          months ended April 1, 2000 and April 3, 1999                         5

          Condensed Consolidated Statements of Comprehensive Income for
          the three months ended April 1, 2000 and April 3, 1999               6

          Notes to Condensed Consolidated Financial Statements                 7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                           10

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          18


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                   19

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                           19

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                     19

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                   19

ITEM 5.   OTHER INFORMATION                                                   19

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                    19

SIGNATURE                                                                     20

INDEX TO EXHIBITS                                                             21

                               IRIDEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                    APRIL 1,      JANUARY 1,
                                                                      2000           2000
                                                                    --------      ----------
                                 ASSETS
Current assets:
    Cash and cash equivalents ................................      $ 10,935       $  9,645
    Available-for-sale securities ............................         2,699          3,503
    Accounts receivable, net .................................         8,211          8,162
    Inventories ..............................................         7,350          7,256
    Prepaids and other current assets ........................           458            437
                                                                    --------       --------
        Total current assets .................................        29,653         29,003

    Property and equipment, net ..............................         2,037          2,144
    Deferred income taxes ....................................         1,518          1,518
                                                                    --------       --------
        Total assets .........................................      $ 33,208       $ 32,665
                                                                    ========       ========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable .........................................      $  1,144       $  1,128
    Accrued expenses .........................................         3,704          4,033
                                                                    --------       --------
        Total liabilities ....................................         4,848          5,161
                                                                    --------       --------
Stockholders' equity:
    Common stock .............................................            66             66
    Additional paid-in capital ...............................        22,270         22,124
    Accumulated other comprehensive loss .....................            (3)            (2)
    Retained earnings ........................................         6,027          5,316
                                                                    --------       --------
        Total stockholders' equity ...........................        28,360         27,504
                                                                    --------       --------
        Total liabilities and stockholders' equity ...........      $ 33,208       $ 32,665
                                                                    ========       ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               IRIDEX CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                          APRIL 1,       APRIL 3,
                                                           2000           1999
                                                          -------        -------
Sales ...............................................     $ 8,192        $ 5,697
Cost of sales .......................................       3,382          2,616
                                                          -------        -------
    Gross Profit ....................................       4,810          3,081
                                                          -------        -------
Operating expenses:
    Research and development ........................       1,224            968
    Selling, general and administrative .............       2,677          2,001
                                                          -------        -------
Total operating expenses ............................       3,901          2,969
                                                          -------        -------

Income from operations ..............................         909            112
Interest and other income (expense), net ............         136            161
                                                          -------        -------
    Income before provision for income taxes ........       1,045            273

Provision for income taxes ..........................        (334)           (88)
                                                          -------        -------
Net income ..........................................     $   711        $   185
                                                          =======        =======
Net income per common share .........................     $  0.11        $  0.03
                                                          =======        =======
Diluted net income per common share .................     $  0.10        $  0.03
                                                          =======        =======
Shares used in income per common share calculation ..       6,619          6,506
                                                          =======        =======
Shares used in diluted net income per common
     share calculation ..............................       7,374          6,767
                                                          =======        =======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               IRIDEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                            APRIL 1,     APRIL 3,
                                                              2000        1999
                                                            --------     -------
Cash flows from operating activities:
    Net income..........................................    $    711     $   185
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization...................         261         181
        Provision for doubtful accounts.................          42          --
        Changes in operating assets and liabilities:
          Accounts receivable...........................         (91)      1,215
          Inventories...................................         (94)       (684)
          Prepaids and other current assets.............         (21)          9
          Accounts payable..............................          16          (8)
          Accrued expenses..............................        (329)        272
                                                            --------     -------
        Net cash provided by operating activities.......         495       1,170
                                                            --------     -------

Cash flows from investing activities:
     Purchases of available-for-sale securities.........        (848)         --
     Proceeds from maturity of available-for-sale
        securities......................................       1,652       1,027
     Acquisition of intangible assets...................          --         (17)
     Acquisition of property and equipment..............        (155)       (171)
                                                            --------     -------
        Net cash provided by investing activities.......         649         839
                                                            --------     -------
Cash flows from financing activities:
     Issuance of common stock, net......................         146          79
     Purchase of treasury stock.........................          --        (105)
                                                            --------     -------
        Net cash provided by (used in)
          financing activities..........................         146         (26)
                                                            --------     -------
          Net increase in cash and cash equivalents.....       1,290       1,983

Cash and cash equivalents at beginning of period........       9,645       5,791
                                                            --------     -------
Cash and cash equivalents at end of period..............    $ 10,935     $ 7,774
                                                            ========     =======

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
     Change in unrealized losses on available-for-sale
       securities.......................................    $     (1)    $    (6)

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               IRIDEX CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             APRIL 1,    APRIL 3,
                                                               2000        1999
                                                             --------    --------
Net income ..............................................      $ 711       $ 185
Other comprehensive income (loss):
    Change in unrealized gain (loss) on
      available-for-sale securities .....................         (1)         (6)
                                                               -----       -----
Comprehensive income ....................................      $ 710       $ 179
                                                               =====       =====

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               IRIDEX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of IRIDEX Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 2000. The results of operations for the three month period ended April 1, 2000 are not necessarily indicative of the results for the year ending December 30, 2000 or any future interim period.

2.   INVENTORIES COMPRISE (IN THOUSANDS) :

                                                     APRIL 1,         JANUARY 1,
                                                      2000              2000
                                                   -----------        ----------
                                                   (unaudited)
Raw materials and work in progress...............    $ 3,630           $ 3,839
Finished goods...................................      3,720             3,417
                                                     -------           -------
Total inventories................................    $ 7,350           $ 7,256
                                                     =======           =======

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

     A reconciliation of the numerator and denominator of net income per common share and diluted net income per common share is as follows (in thousands, except per share amounts):

                                                            THREE MONTHS ENDED
                                                         APRIL 1,       APRIL 3,
                                                           2000           1999
                                                        -----------    -----------
                                                        (unaudited)    (unaudited)
Numerator -- Net income per common share and
  diluted net income per common share
Net income.............................................   $   711        $   185
                                                          =======        =======
Denominator  -- Net income per common share
    Weighted average common stock outstanding..........     6,619          6,506
                                                          =======        =======
Net income per common share............................   $  0.11        $  0.03
                                                          =======        =======

Denominator -- Diluted net income per common share
    Weighted average common stock outstanding..........     6,619          6,506
Effect of dilutive securities
    Weighted average common stock options..............       755            261
                                                          -------        -------
Total weighted average stock and options outstanding...     7,374          6,767
                                                          =======        =======
Diluted net income per common share....................   $  0.10        $  0.03
                                                          =======        =======

         During the three months ended April 3, 1999, options to purchase 300,050 shares at a weighted average exercise price of $7.69 per share were outstanding, but were not included in the computations of diluted net income per common share because the exercise price of the related options exceeded the average market price of the common shares. These options could dilute earnings per share in future periods. For the three months ended April 1, 2000 all options outstanding were included in the computation of diluted net income per common share.

4.   BUSINESS SEGMENTS

     We operate in two reportable segments: the laser medical device segment and the laser research segment. In the laser medical device segment, we develop, manufacture and market medical devices for the ophthalmology and dermatology markets. Our revenues arise from the sale of consoles, delivery devices, disposables and service and support activities. In the laser research segment, we conduct research and development under research grants from the U.S. Federal Government and others. Under the terms of these grants we typically retain the right to commercially market the technology developed.

     Information on reportable segments for the three months ended April 1, 2000 and April 3, 1999 is as follows:

                                 THREE MONTHS ENDED         THREE MONTHS ENDED
                                   APRIL 1, 2000              APRIL 3, 1999
                                --------------------       ---------------------
                                 Laser                      Laser
                                Medical      Laser         Medical      Laser
                                Devices     Research       Devices     Research
                                -------     --------       -------     --------
Sales .....................     $ 7,996      $  196        $ 5,520       $ 177

Depreciation ..............         258           3            177           4

Interest and other expense          136          --            161          --

Income before provision
           for income taxes         897         148            153         120

     Income before provision for income taxes of the laser research segment does not include indirect costs of manufacturing, research and development and selling, general and administrative costs. Such costs are not allocated and therefore are included in the Laser Medical Device segment.

5.   INCOME TAXES

     The Company uses the liability method to account for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes for the three month periods ended April 1, 2000 and April 3, 1999 are based on the estimated effective income tax rate of 32% for the fiscal years ending December 30, 2000 and January 1, 2000.

6.   RECENT PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 will be effective for fiscal quarters beginning after June 15, 2000. The Company will comply with the requirements of SFAS 133 in fiscal year 2000. Currently the Company does not hold derivative instruments or engage in hedging activities.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. The accounting and disclosures prescribed by SAB 101 will be effective for the fiscal year ended December 30, 2000. The Company is currently evaluating the impact of SAB 101 on its financial statements and related disclosures and does not expect any material impact from its application.

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage of net sales of certain items in our income statement for the periods indicated.

                                                THREE MONTHS ENDED
                                              APRIL 1,      APRIL 3,
                                                2000          1999
                                              --------      --------
Sales ..................................        100.0%       100.0%
Cost of sales ..........................         41.3         45.9
                                                -----        -----
    Gross profit .......................         58.7         54.1
                                                -----        -----
Operating expenses:
    Research and development ...........         14.9         17.0
    Sales, general and administrative ..         32.7         35.1
                                                -----        -----
        Total operating expenses .......         47.6         52.1
                                                -----        -----

Income (loss) from operations ..........         11.1          2.0
Other income, net ......................          1.7          2.8
                                                -----        -----
Income before provision for income taxes         12.8          4.8
Provision for income taxes .............         (4.1)        (1.6)
                                                -----        -----
Net income .............................          8.7%         3.2%
                                                =====        =====

     Sales. Our sales increased 44% to $8.2 million for the three months ended April 1, 2000 from $5.7 million for the three months ended April 3, 1999. The increase in our sales was due to increased unit sales, primarily from an increase in our customer base for the OcuLight SLx for ophthalmology and the DioLite for dermatology. Domestic sales of $5.4 million accounted for 66% of sales for the three months ended April 1, 2000 compared to $3.1 million or 54% of sales in the comparable 1999 period. The increase in domestic sales was widespread with increases in ophthalmology and dermatology. International sales of $2.8 million accounted for 34% of sales for the three months ended April 1, 2000 compared to $2.6 million or 46% in the comparable 1999 period. The increase in international sales was primarily due to increases in ophthalmology product sales, partially offset by decreases in dermatology product sales. International ophthalmology product sales increases were primarily in Europe, offset in part by a decrease in sales to the Asian region. We expect revenues from international sales to continue to account for a substantial portion of our sales. We expect future growth in sales to be primarily derived from sales of the OcuLight SLx and related delivery devices, and the Apex 800 hair removal laser for dermatology, which we expect to begin shipping in the summer of 2000.

     Sales into the research segment were $0.2 million for the three months ended April 1, 2000 and for the three months ended April 3, 1999.

     Gross Profit. Our gross profit increased 56% to $4.8 million for the three months ended April 1, 2000 from $3.1 million for the three months ended April 3, 1999. Gross profit as a percentage of net sales for the three months ended April 1, 2000 increased to 59%, compared to 54% for the three months ended April 3, 1999, due primarily to the increased sales volume of the OcuLight SLx and the increased domestic sales, both of which have higher gross profit margins. Domestic product sales have higher average sales prices, as they are transacted directly with the user-customer by a direct sales force as compared to international product sales which are transacted through independent distributors. For the balance of 2000, we expect manufacturing costs to increase in absolute dollars to support increasing unit shipment volumes. We expect to begin shipping the Apex 800 hair removal laser system in the summer of 2000. As a result, we expect the gross profit margin to drop slightly since initial production costs for the Apex 800 are likely to cause a comparatively lower gross profit margin. We also expect our gross profit margins to continue to fluctuate due to changes in the relative proportions of domestic and international sales, mix of sales of existing products, pricing, product costs and a variety of other factors.

     Research and Development. Our research and development expenses increased by 26% to $1.2 million for the three months ended April 1, 2000 from $1.0 million for the three months ended April 3, 1999. Research and development expenses decreased as a percentage of net sales to 15% for the three months ended April 1, 2000 from 17% for the comparable prior year three-month period. The increase in research and development expenses in absolute dollars during this period was primarily attributable to increases in personnel, clinical study expenses and other resources as we increased our product and applications development efforts. We expect these expenses for research and development to continue to increase in absolute dollars during the remainder of 2000 in connection with activities related to new products, such as the Apex 800, and clinical treatment development, such as the Transpupillary ThermoTherapy (TTT) for Age-related Macular Degeneration (AMD) study that commenced in March 2000. Research and development expenses as a percentage of net sales decreased during this period due to the increase in the rate of growth of revenue relative to the rate of growth of research and development expenses.

     Sales, General and Administrative. Our sales, general and administrative expenses increased by 34% to $2.7 million for the three months ended April 1, 2000 from $2.0 million for the three months ended April 3, 1999. Sales, general and administrative expenses decreased as a percentage of net sales to 33% for the three months ended April 1, 2000 from 35% for the comparable prior year three-month period. The increase in absolute dollars in sales, general and administrative expenses was primarily due to increased marketing efforts and the hiring of additional employees to support expanding unit sales volumes for our medical products and administrative activities. We expect sales, general and administrative expenses to continue to increase in absolute dollars during the balance of 2000 to support the increasing unit shipment volumes and additional employees. Sales, general and administrative expenses as a percentage of net sales decreased during this period due to the increase in the rate of growth of revenue relative to the rate of growth of sales, general and administrative expenses.

     Income Taxes. Our effective tax rate for the three months ended April 1, 2000 was 32%. This rate differs from the federal statutory rate primarily due to state income taxes, offset by the utilization of tax credits, non-taxable available-for-sale security investments and tax benefits from our foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

     At April 1, 2000, our primary sources of liquidity included cash and cash equivalents and available-for-sale securities in the aggregate amount of $13.6 million. In addition, we have available $2 million under our unsecured line of credit which bears interest at the bank's prime rate and expires in September 2000. As of April 1, 2000, no borrowings were outstanding under this credit facility.

     During the three months ended April 1, 2000, we generated $1.3 million in cash and cash equivalents. During this period, operating activities provided a net $0.5 million of cash. Sources of cash from operating activities included net income of $0.7 million and depreciation and amortization of $0.3 million, offset by uses of cash including a net decrease in accounts payable and accrued expenses of an aggregate of $0.3 million, an increase in accounts receivable of $0.1 million and an increase in inventories of $0.1 million. The increase in inventory was primarily due to an increase in raw materials inventory.

     We generated $0.6 million in investing activities during the three months ended April 1, 2000, primarily from the net maturities of $0.8 million of available-for-sale securities offset by the acquisition of $0.2 million of property and equipment.

     Net cash provided by financing activities during the three months ended April 1, 2000 was $0.1 million which consisted of the issuance of common stock.

     We believe that, based on current estimates, our available-for-sale securities together with cash generated from operations will be sufficient to meet our anticipated cash requirements for the next 12 months.

     In December 1998, we instituted a stock repurchase program whereby up to 150,000 shares of our Common Stock may be repurchased in the open market. We plan to utilize all of the reacquired shares for reissuance in connection with employee stock programs. No shares were repurchased during the three months ending April 1, 2000. To date, we have purchased 76,000 shares of our Common Stock under this program.


YEAR 2000 ISSUES

     The Year 2000 computer problem refers to the potential for system and processing failures of date-related data as a result of computer controlled systems using two digits rather than four digits to define the applicable year. Prior to January 1, 2000, there was a great deal of concern regarding the ability of computers to adequately recognize 21st century dates from 20th century dates due to the two-digit fields used by many systems. Most reports to date, however, are that the computer systems are functioning normally and the compliance and remediation work accomplished leading up to 2000 was effective in preventing any problems. Computer experts have warned that there may still be residual consequences of the change in centuries. If not corrected, these residual problems could result in miscalculations, data corruption, system failures or disruptions in operations during or beyond the year 2000. Any such difficulties could result in a decrease in sales of our products, an increase in allocation of resources to address Year 2000 problems of our customers without additional revenue commensurate with such dedication of resources, or an increase in litigation costs relating to losses suffered by our customers due to such Year 2000 problems.

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

     Our Market is Competitive. Competition in the market for devices used for ophthalmic and dermatological treatments is intense and is expected to increase. This market is also characterized by rapid technological innovation and change and our products could be rendered obsolete as a result of future innovations. Our competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. Our principal competitors in ophthalmology are Coherent, Inc., Nidek, Inc. ("Nidek"), Carl Zeiss, Inc. ("Zeiss"), Alcon International, and HGM Medical Laser Systems, Inc. ("HGM") and our principal competitors in dermatology are Laserscope and HGM. Our newest product, the Apex 800 laser hair removal system, will compete with products from Coherent, Inc., Candela Corporation, ESC Medical Systems, Ltd. and Cynosure, Inc. Some competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. In addition to other companies that manufacture photocoagulators, we compete with pharmaceutical solutions, other technologies and other surgical techniques. Some medical companies, academic and research institutions or others may develop new technologies or therapies that are more effective in treating conditions targeted by us or are less expensive than our current or future products. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

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

     We Depend on International Sales. We derive and expect to continue to derive a large portion of our revenue from international sales. In 1999 and 1998, our international sales were $10.3 million and $8.6 million, or 39% and 37%, respectively, of total sales. For the three months ended April 1, 2000 and April 1, 1999, our international sales were $2.8 million and $2.6 million, representing 34% and 46%, respectively, of total sales. Therefore, a large portion of our revenues will continue to be subject to the risks associated with international sales. Economic difficulties in Asia and the devaluation of the currencies of many Asian countries in the past couple of years have significantly increased the purchase price of our products to our distributors in that region. Product sales were lower for the affected Asian region on a quarterly basis during 1998 and to a lesser extent 1999 as a result of the economic downturn and currency problem. The factors stated above could have a material adverse effect on our business, financial condition or results of operations.

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

     We Depend on Development of New Products and New Applications. Our future success is dependent upon, among other factors, our ability to develop, obtain regulatory approval of, manufacture and market, new products such as the Apex 800 hair removal laser system. In addition, we must successfully sell and achieve market acceptance of new products and applications and enhanced versions of existing products. The extent of, and rate at which, market acceptance and penetration are achieved by future products is a function of many variables. These variables include price, safety, efficacy, reliability, marketing and sales efforts, the development of new applications for these products and general economic conditions affecting purchasing patterns. Any failure in our ability to successfully develop and introduce new products, such as the Apex 800, or enhanced versions of existing products, could have a material adverse effect on our business, operating results and financial condition. We are seeking to expand the market for our existing and new products by working with clinicians and third parties to identify new applications and procedures for our products. Failure to develop and achieve market acceptance of new applications or new products would have a material adverse effect on our business, results of operations and financial condition.

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

     We Face Risks of the Year 2000 Issue. Residual Year 2000 issues may disrupt our operations, subject us to liabilities and costs and affect the timing of our revenues. Prior to January 1, 2000, there was a great deal of concern regarding the ability of computers to adequately recognize 21st century dates from 20th century dates due to the two-digit fields used by many systems. Most reports to date, however, are that the computer systems are functioning normally and the compliance and remediation work accomplished leading to 2000 was effective in preventing any problems. Computer experts have warned that there may still be residual consequences of the change in centuries. If not corrected, these residual problems could result in miscalculations, data corruption, system failures or disruptions in operations during or beyond the year 2000. Any such difficulties could result in a decrease in sales of our products, an increase in allocation of resources to address Year 2000 problems of our customers without additional revenue commensurate with such dedication of resources, or an increase in litigation costs relating to losses suffered by our customers due to such Year 2000 problems.

     Because our products are used in connection with components and systems designed and manufactured by others, residual Year 2000 problems affecting these components and sytems could cause our products to fail. If residual Year 2000 problems cause the failure of any of the technology, software or systems used with our products, we could lose customers, suffer disruptions in our business, lose revenues and incur substantial liabilities and expenses. We could also become involved in costly litigation resulting from Year 2000 problems. Any of these occurrences could materially harm our business, financial condition or results of operations.

     To date, we have not experienced any Year 2000 issues with any of our internal systems or our products, or with any of our key third party suppliers, vendors, customers or service providers. The costs associated with remediating our internal systems have not been material to date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio and had no holdings of derivative financial or commodity instruments at April 1, 2000. A review of our financial instruments in our investment portfolio and risk exposures at that date revealed that we had exposure to interest rate risk. At April 1, 2000, we performed sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect our financial position, results of operations or cash flows.


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


                                        IRIDEX Corporation
                                        (Registrant)


Date: May 16, 2000                      By: /s/ ROBERT KAMENSKI
                                           -------------------------------------
                                           Robert Kamenski
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Principal Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT                                                                     PAGE
 27.1               Financial Data Schedule