Form 10-Q
period 2000-07-01
IRIDEX CORP
filed 2000-08-15
CIK 1006045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2000

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

                   (1) Yes [X] No [ ];   (2) Yes [X] No [ ]

The number of shares of Common Stock, $.01 par value, issued and outstanding as of July 31, 2000 was 6,624,358.

                               IRIDEX CORPORATION

                                TABLE OF CONTENTS

                                                                              Page
                                                                              ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

         Condensed Consolidated Balance Sheets as of July 1, 2000
         and January 1, 2000                                                    3

         Condensed Consolidated Statements of Income for the three months
         and six months ended July 1, 2000 and July 3, 1999                     4

         Condensed Consolidated Statements of Cash Flows for the six months
         ended July 1, 2000 and July 3, 1999                                    5

         Condensed Consolidated Statements of Comprehensive Income for the
         six months ended July 1, 2000 and July 3, 1999                         6

         Notes to Condensed Consolidated Financial Statements                   7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                             10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            19


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                     19

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                             19

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                       19

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                     19

ITEM 5.  OTHER INFORMATION                                                     19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                      19

SIGNATURE                                                                      20

INDEX TO EXHIBITS                                                              21

                               IRIDEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  JULY 1,   JANUARY 1,
                                                                   2000        2000
                                                                 --------   ----------
                                                                (unaudited)
                            ASSETS
Current assets:
    Cash and cash equivalents ................................   $ 11,694    $  9,645
    Available-for-sale securities ............................      1,835       3,503
    Accounts receivable, net .................................      8,654       8,162
    Inventories ..............................................      8,326       7,256
    Prepaids and other current assets ........................        493         437
                                                                 --------    --------
        Total current assets .................................     31,002      29,003

    Property and equipment, net ..............................      2,125       2,144
    Deferred income taxes ....................................      1,518       1,518
                                                                 --------    --------
        Total assets .........................................   $ 34,645    $ 32,665
                                                                 ========    ========
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable .........................................   $  2,022    $  1,128
    Accrued expenses .........................................      3,438       4,033
                                                                 --------    --------
        Total liabilities ....................................      5,460       5,161
                                                                 --------    --------
Stockholders' equity:
    Common stock .............................................         67          66
    Additional paid-in capital ...............................     22,377      22,124
    Accumulated other comprehensive loss .....................         (2)         (2)
    Retained earnings ........................................      6,743       5,316
                                                                 --------    --------
        Total stockholders' equity ...........................     29,185      27,504
                                                                 --------    --------
        Total liabilities and stockholders' equity ...........   $ 34,645    $ 32,665
                                                                 ========    ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               IRIDEX CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED          SIX MONTHS ENDED
                                                    JULY 1,      JULY 3,       JULY 1,       JULY 3,
                                                     2000         1999          2000          1999
                                                    -------      -------      --------      --------
Sales...............................................$ 8,785      $ 6,463      $ 16,977      $ 12,160
Cost of sales.......................................  3,682        2,911         7,064         5,527
                                                    -------      -------      --------      --------
    Gross Profit....................................  5,103        3,552         9,913         6,633
                                                    -------      -------      --------      --------

Operating expenses:
    Research and development.......................   1,362          874         2,586         1,842
    Selling, general and administrative............   2,828        2,333         5,505         4,334
                                                    -------      -------      --------      --------
    Total operating expenses.......................   4,190        3,207         8,091         6,176
                                                    -------      -------      --------      --------

Income from operations.............................     913          345         1,822           457
Interest and other income (expense), net...........     140          133           276           294
                                                    -------      -------      --------      --------
    Income before provision for income taxes.......   1,053          478         2,098           751

Provision for income taxes.........................    (337)        (153)         (671)         (241)
                                                    -------      -------      --------      --------
    Net income..................................... $   716      $   325      $  1,427      $    510
                                                    =======      =======      ========      ========

Basic net income per common share.................. $  0.11      $  0.05      $   0.22      $   0.08
                                                    =======      =======      ========      ========
Diluted net income per common share................ $  0.10      $  0.05      $   0.19      $   0.08
                                                    =======      =======      ========      ========

Shares used in basic net income per common share
  calculation......................................   6,638        6,494         6,610         6,500
                                                    =======      =======      ========      ========
Shares used in diluted net income per
  common share calculation.........................   7,360        6,744         7,348         6,756
                                                    =======      =======      ========      ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               IRIDEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                JULY 1,     JULY 3,
                                                                 2000        1999
                                                               --------    --------
Cash flows from operating activities:
    Net income .............................................   $  1,427    $    510
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization ......................        462         365
        Provision for sales returns ........................        100          --
        Changes in operating assets and liabilities:
          Accounts receivable ..............................       (592)        848
          Inventories ......................................     (1,070)       (839)
          Prepaids and other current assets ................        (56)         15
          Accounts payable .................................        894        (277)
          Accrued expenses .................................       (595)        942
                                                               --------    --------
        Net cash provided by operating activities ..........        570       1,564
                                                               --------    --------

Cash flows from investing activities:
     Purchases of available-for-sale securities ............     (1,837)       (967)
     Proceeds from maturity of available-for-sale securities      3,505       2,778
     Acquisition of intangible assets ......................         --         (12)
     Acquisition of property and equipment .................       (443)       (284)
                                                               --------    --------
        Net cash provided by investing activities ..........      1,225       1,515
                                                               --------    --------

Cash flows from financing activities:
     Issuance of common stock, net .........................        254          99
        Purchase of treasury stock .........................         --        (232)
                                                               --------    --------
        Net cash provided by (used in) financing activities         254        (133)
                                                               --------    --------
          Net increase in cash and cash equivalents ........      2,049       2,946

Cash and cash equivalents at beginning of period ...........      9,645       5,791
                                                               --------    --------

Cash and cash equivalents at end of period .................   $ 11,694    $  8,737
                                                               ========    ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
     Change in unrealized losses on
       available-for-sale securities........................   $     --    $    (14)

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               IRIDEX CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                                JULY 1,   JULY 3,     JULY 1,    JULY 3,
                                                 2000      1999        2000       1999
                                                ------    ------      -------    ------
Net income..................................... $  716    $  325      $ 1,427    $  510
Other comprehensive income (loss):
    Change in unrealized gain (loss) on
      available-for-sale securities............      1        (8)          --       (14)
                                                ------    ------      -------    ------

Comprehensive income........................... $  717    $  317      $ 1,427    $  496
                                                ======    ======      =======    ======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               IRIDEX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of IRIDEX Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 2000. The results of operations for the three month and six month periods ended July 1, 2000 are not necessarily indicative of the results for the year ending December 30, 2000 or any future interim period.

2.   INVENTORIES COMPRISE (IN THOUSANDS):

                                                     JULY 1,      JANUARY 1,
                                                      2000          2000
                                                    --------      --------
                                                   (unaudited)
Raw materials and work in progress................  $  4,989      $  3,839
Finished goods....................................     3,337         3,417
                                                    --------      --------
Total inventories.................................  $  8,326      $  7,256
                                                    ========      ========


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

     A reconciliation of the numerator and denominator of net income per common share and diluted net income per common share is as follows (in thousands, except per share amounts):

                                                       THREE MONTHS ENDED        SIX MONTHS ENDED
                                                       JULY 1,     JULY 3,      JULY 1,     JULY 3,
                                                        2000        1999         2000        1999
                                                       =======     =======      =======     =======
                                                     (unaudited) (unaudited)  (unaudited) (unaudited)
Numerator--Net income per common share and
diluted net income per common share
Net income...........................................  $   716     $   325      $ 1,427     $   510
Denominator--Net income per common share
    Weighted average common stock outstanding........    6,638       6,494        6,610       6,500
Basic net income per common share....................  $  0.11     $  0.05      $  0.22     $  0.08
                                                       =======     =======      =======     =======

Denominator--Diluted net income per common share
    Weighted average common stock outstanding........    6,638       6,494        6,610       6,500
Effect of dilutive securities
    Weighted average common stock options............      722         250          738         256
                                                       -------     -------      -------     -------
Total weighted average stock and options
    outstanding......................................    7,360       6,744        7,348       6,756
                                                       =======     =======      =======     =======
Diluted net income per common share..................  $  0.10     $  0.05      $  0.19     $  0.08
                                                       =======     =======      =======     =======

     During the three and six months ended July 1, 2000 and July 3, 1999, options to purchase 31,397 and 306,462 shares at weighted average exercise prices of $14.65 and $7.56 per share were outstanding, but were not included in the computations of diluted net income per common share because the exercise price of the related options exceeded the average market price of the common shares. These options could dilute earnings per share in future periods.

4.   BUSINESS SEGMENTS (UNAUDITED)

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

     Information on reportable segments for the three and six months ended July 1, 2000 and July 3, 1999 is as follows ( in thousands):

                             THREE MONTHS EMDED   THREE MONTHS ENDED    SIX MONTHS ENDED       SIX MONTHS ENDED
                                JULY 1, 2000         JULY 3, 1999          JULY 1, 2000          JULY 3, 1999
                             ------------------   ------------------   -------------------   -------------------
                              Laser                Laser                Laser                 Laser
                             Medical    Laser     Medical    Laser     Medical     Laser     Medical      Laser
                             Devices   Research   Devices   Research   Devices    Research   Devices    Research
                             -------   --------   -------   --------   --------   --------   --------   --------
Sales......................  $ 8,785    $   0     $ 6,266    $  197    $ 16,781    $  196    $ 11,786    $  374

Depreciation...............      198        3         180         4         456         6         352         8

Income before provision
for income taxes...........    1,099      (46)        403        75       1,996       101         556       195

     Income before provision for income taxes of the laser research segment does not include indirect costs of manufacturing, research and development and selling, general and administrative costs. Such costs are not allocated and therefore are included in the Laser Medical Device segment.

5.   INCOME TAXES

     The Company uses the liability method to account for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes for the three month periods ended July 1, 2000 and July 3, 1999 are based on the estimated effective income tax rate of 32% for the fiscal years ending December 30, 2000 and January 1, 2000.

6.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 will be effective for fiscal quarters beginning after June 15, 1999. In July of 1999, the FASB issued Statement of Financial Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137") which defers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company believes that SFAS 133 and 137 will not have a material effect on the financial position or results of operation of the Company. The Company does not currently hold derivative instruments or engage in hedging activities.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. The accounting and disclosures prescribed by SAB 101, as amended, will be effective for the fiscal year ended December 30, 2000. The Company is currently evaluating the impact of SAB 101 on its financial statements and related disclosures and does not expect any material impact from its application.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN44"). This Interpretation clarifies the definition of an employee for the purposes of applying Accounting Practice Board Opinion No. 25, "Accounting for Stock Issued to Employees", the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company believes that FIN 44 will not have a material effect on its financial position or results of operation.

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage of net sales of certain items in our income statement for the periods indicated.

                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                JULY 1,      JULY 3,      JULY 1,      JULY 3,
                                                 2000         1999         2000         1999
                                                ------       ------       ------       ------
Sales ..................................        100.0%       100.0%       100.0%       100.0%
Cost of sales ..........................         41.9         45.0         41.6         45.5
                                                -----        -----        -----        -----
    Gross profit .......................         58.1         55.0         58.4         54.5
                                                -----        -----        -----        -----
Operating expenses:
    Research and development ...........         15.5         13.5         15.2         15.2
    Sales, general and administrative ..         32.2         36.1         32.4         35.6
                                                -----        -----        -----        -----
        Total operating expenses .......         47.7         49.6         47.6         50.8
                                                -----        -----        -----        -----

Income (loss) from operations ..........         10.4          5.4         10.7          3.7
Other income, net ......................          1.6          2.0          1.6          2.5
                                                -----        -----        -----        -----
Income before provision for income taxes         12.0          7.4         12.4          6.2
Provision for income taxes .............         (3.8)        (2.4)        (4.0)        (2.0)
                                                -----        -----        -----        -----
Net income .............................          8.2%         5.0%         8.4%         4.2%
                                                =====        =====        =====        =====

     Sales. Our sales increased 36% to $8.8 million for the three months ended July 1, 2000 from $6.5 million for the three months ended July 3, 1999. Sales increased 40% to $17.0 million for the six months ended July 1, 2000 from $12.2 million for the six months ended July 3, 1999. The increase was due primarily to strong sales of the Company's ophthalmology products, particularly increased sales of products used to treat Age-related Macular Degeneration (AMD). Sales of the Company's dermatology products were lower in the second quarter compared to sales for the corresponding 1999 quarter. This was due primarily to increased efforts to launch the new Apex 800 hair removal system which negatively impacted sales efforts for the DioLite 532, which is used in the treatment of vascular and pigmented lesions. During the quarter, the Company refocused on the DioLite 532 and expects sales levels of the DioLite 532 to improve. Domestic sales of $5.9 million accounted for 67% of sales for the three months ended July 1, 2000 compared to $3.7 million or 57% of sales in the comparable 1999 period. The increase in domestic sales was due to increases in ophthalmology product sales, offset in part by decreases in dermatology product sales. International sales of $2.84 million accounted for 32% of sales for the three months ended July 1, 2000 compared to $2.78 million or 43% in the comparable 1999 period. The increase in international sales was primarily due to increases in ophthalmology product sales, offset in part by decreases in dermatology product sales. International sales increases were primarily in Asia, Africa, the Americas and the Middle East, offset in part by a decrease in sales to Europe. We expect revenues from international sales to continue to account for a substantial portion of our sales. We expect future growth in sales to be primarily derived from sales of opthalmology products and related delivery devices, and the Apex 800 hair removal laser for dermatology. Introduction of the Apex 800, originally expected in the summer of 2000, has been delayed to the fall of 2000 due to a key component delay. As a result, no revenues for the Apex 800 are expected in the third quarter of 2000. These statements are forward looking statements. See "Factors that May Affect Future Performance" for a discussion of factors that may cause actual results to differ from those anticipated.

     There were no sales into the research segment for the three months ended July 1, 2000 as compared with $0.2 million for the three months ended July 3, 1999. For the six months ended July 1, 2000 sales were $0.2 million as compared with $0.4 million for the six months ended July 3, 1999.

     Gross Profit. Our gross profit increased 44% to $5.1 million for the three months ended July 1, 2000 from $3.6 million for the three months ended July 3, 1999. Gross profit as a percentage of net sales for the three months ended July 1, 2000 increased to 58.1%, compared to 55% for the three months ended July 3, 1999, primarily due to the increased sales volume of the OcuLight SLx and increased domestic sales, both of which have higher gross profit margins. Domestic product sales have higher average sales prices, as they are transacted directly with the user-customer by a direct sales force, as compared to international product sales which are transacted through independent distributors. For the six months ended July 1, 2000, our gross profit increased 58.4% to $9.9 million as compared to $6.6 million for the comparable period in 1999. For the balance of 2000, we expect manufacturing costs to increase in absolute dollars to support increasing unit shipment volumes. We expect to begin shipping the Apex 800 hair removal laser system in the fall of 2000. As a result, we expect the gross profit margin to drop slightly since initial production costs for the Apex 800 are likely to cause a comparatively lower gross profit margin. We also expect our gross profit margins to continue to fluctuate due to changes in the relative proportions of domestic and international sales, mix of sales of existing products, pricing, product costs and a variety of other factors.

     Research and Development. Our research and development expenses increased by 56% to $1.4 million for the three months ended July 1, 2000 from $0.9 million for the three months ended July 3, 1999. Research and development expenses increased as a percentage of net sales to 15.5% for the three months ended July 1, 2000 from 13.5% for the comparable prior year three-month period. The increase in research and development expenses during this period was primarily attributable to increases in personnel, clinical study expenses and other resources as a result of an increase in development efforts for our applications and products, including the Apex 800 hair removal system. For the six months ended July 1, 2000, research and development expenses increased 40% to $2.6 million as compared to $1.8 million for the six months ended July 3, 1999. We expect these expenses for research and development to continue to increase in absolute dollars during the remainder of 2000 in connection with activities related to new products, such as the Apex 800, and clinical treatment development, such as the Transpupillary ThermoTherapy (TTT) for Age-related Macular Degeneration (AMD) study that commenced in March 2000.

     Sales, General and Administrative. Our sales, general and administrative expenses increased by 21% to $2.8 million for the three months ended July 1, 2000 from $2.3 million for the three months ended July 3, 1999. Sales, general and administrative expenses decreased as a percentage of net sales to 32.2% for the three months ended July 1, 2000 from 36.1% for the comparable prior year three-month period The increase in absolute dollars in sales, general and administrative expenses was primarily due to increased marketing efforts and the hiring of additional employees to support expanding unit sales volumes for our medical products and administrative activities. For the six months ended July 1, 2000, sales, general and administrative expenses increased by 27% to $5.5 million from $4.3 million for the comparable period in 1999. Sales, general and administrative expenses as a percentage of net sales decreased during this period due to the increase in the rate of growth of revenue relative to the rate of growth of sales, general and administrative expenses. We expect sales, general and administrative expenses to continue to increase in absolute dollars during the balance of 2000 to support the increasing unit shipment volumes and additional employees.

     Income Taxes. Our effective tax rate for the three months ended July 1, 2000 was 32%. This rate differs from the federal statutory rate primarily due to state income taxes, offset by the utilization of tax credits, non-taxable earnings on available-for-sale security investments and tax benefits from our foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

     At July 1, 2000, our primary sources of liquidity included cash and cash equivalents and available-for-sale securities in the aggregate amount of $13.5 million. In addition, we have available $2 million under our unsecured line of credit which bears interest at the bank's prime rate and expires in September 2000. As of July 1, 2000, no borrowings were outstanding under this credit facility.

     During the six months ended July 1, 2000, we generated $2.0 million in cash and cash equivalents. During this period, operating activities provided $0.6 million of cash. Sources of cash from operating activities included net income of $1.4 million, depreciation and amortization of $0.5 million, a net increase in accounts payable and accrued expenses of an aggregate of $0.3 million, offset by uses of cash including an increase in inventories of $1.1 million and an increase in accounts receivable of $0.6 million. The increase in inventory was primarily due to an increase in raw materials inventory.

     We generated $1.2 million in investing activities during the six months ended July 1, 2000, primarily from the net maturities of $1.7 million of available-for-sale securities offset by the acquisition of $0.4 million of property and equipment.

     Net cash provided by financing activities during the three months ended July 1, 2000 was $0.3 million which consisted of the issuance of common stock.

     We believe that, based on current estimates, our available-for-sale securities together with cash generated from operations will be sufficient to meet our anticipated cash requirements for the next 12 months.

     In December 1998, we instituted a stock repurchase program whereby up to 150,000 shares of our Common Stock may be repurchased in the open market. We plan to utilize all of the reacquired shares for reissuance in connection with employee stock programs. No shares were repurchased during the six months ended July 1, 2000. To date, we have purchased 76,000 shares of our Common Stock under this program.



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

     To date, we have not experienced, and do not expect to experience in the future, any Year 2000 issues with any of our internal systems or our products, or with any of our key third party suppliers, vendors, customers or service providers. The costs associated with remediating our internal systems have not been material to date.


RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 will be effective for fiscal quarters beginning after June 15, 1999. In July of 1999, the FASB issued Statement of Financial Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137") which defers the effective date to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company believes that SFAS 133 and 137 will not have a material effect on the financial position or results of operation of the Company. The Company does not currently hold derivative instruments or engage in hedging activities.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. The accounting and disclosures prescribed by SAB 101, as amended, will be effective for the fiscal year ended December 30, 2000. The Company is currently evaluating the impact of SAB 101 on its financial statements and related disclosures and does not expect any material impact from its application.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN44"). This Interpretation clarifies the definition of an employee for the purposes of applying Accounting Practice Board Opinion No. 25, "Accounting for Stock Issued to Employees", the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company believes that FIN 44 will not have a material effect on the financial position or results of operation of the Company.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     We Rely on Continued Market Acceptance of Our Products. We currently market visible and infrared light semiconductor-based photocoagulator medical laser systems to the ophthalmic market. We also market a visible light semiconductor-based photocoagulator medical laser system to the dermatology market. We believe the continued and increased sales, if any, of these medical laser systems is dependent upon the following factors:

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

For example, the Health Care Financing Administration (HCFA) of the Department of Health and Human Services has advised that claims for reimbursement for certain AMD procedures, including Transpupillary Thermotherapy (TTT), may not be reimbursed by Medicare. As a result, sales of our OcuLight SLx may decrease, which would affect our results of operations. The HCFA memorandum will not affect international sales. Any significant decline in market acceptance of our products would have a material adverse effect on our business, results of operations and financial condition.

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

     We Depend on International Sales. We derive and expect to continue to derive a large portion of our revenue from international sales. In 1999 and 1998, our international sales were $10.3 million and $8.6 million, or 39% and 37%, respectively, of total sales. For the three months ended July 1, 2000 and July 1, 1999, our international sales were $2.84 million and $2.78 million, representing 32% and 43%, respectively, of total sales. Therefore, a large portion of our revenues will continue to be subject to the risks associated with international sales. Economic difficulties in Asia and the devaluation of the currencies of many Asian countries in the past couple of years have significantly increased the purchase price of our products to our distributors in that region. Product sales were lower for the affected Asian region on a quarterly basis during 1998, and to a lesser extent during 1999 and the first quarter of 2000, as a result of the economic downturn and currency problem. The factors stated above could have a material adverse effect on our business, financial condition or results of operations.

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

     We Depend on Development of New Products and New Applications. Our future success is dependent upon, among other factors, our ability to develop, obtain regulatory approval of, manufacture and market, new products, such as the Apex 800 hair removal laser system. In addition, we must successfully sell and achieve market acceptance of new products and applications and enhanced versions of existing products. The extent of, and rate at which, market acceptance and penetration are achieved by future products is a function of many variables. These variables include price, safety, efficacy, reliability, marketing and sales efforts, the development of new applications for these products and general economic conditions affecting purchasing patterns. Any failure in our ability to successfully develop and introduce new products, such as the Apex 800, or enhanced versions of existing products, could have a material adverse effect on our business, operating results and financial condition. We are seeking to expand the market for our existing and new products by working with clinicians and third parties to identify new applications and procedures for our products. Failure to develop and achieve market acceptance of new applications or new products would have a material adverse effect on our business, results of operations and financial condition.

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

     To date, we have not experienced, and do not expect to experience in the future, any Year 2000 issues with any of our internal systems or our products, or with any of our key third party suppliers, vendors, customers or service providers. The costs associated with remediating our internal systems have not been material to date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio and had no holdings of derivative financial or commodity instruments at July 1, 2000. A review of our financial instruments in our investment portfolio and risk exposures at that date revealed that we had exposure to interest rate risk. At July 1, 2000, we performed sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect our financial position, results of operations or cash flows.


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


                                        IRIDEX Corporation
                                        (Registrant)


Date: August 15, 2000                   By: /s/ Robert Kamenski
                                           -------------------------------------
                                           Robert Kamenski
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Principal Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT                                                                     PAGE
 27.1          Financial Data Schedule                                       ___