Form 10-Q
period 2000-09-30
IRIDEX CORP
filed 2000-11-14
CIK 1006045

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition period from              to

                         Commission File Number: 0-27598

                               IRIDEX CORPORATION


             (Exact name of registrant as specified in its charter)




             Delaware                                     77-0210467
---------------------------------                    --------------------
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

                       (1) Yes [X] No [ ]; (2) Yes [X] No [ ]

The number of shares of Common Stock, $.01 par value, issued and outstanding as of November 7, 2000 was 6,670,964.

                               IRIDEX CORPORATION

                                TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----
        PART I.       FINANCIAL INFORMATION

        ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                      Condensed Consolidated Balance Sheets as of September 30, 2000
                      and January 1, 2000                                                        3

                      Condensed Consolidated Statements of Income for the three months
                      and nine months ended September 30, 2000 and October 2, 1999               4

                      Condensed Consolidated Statements of Cash Flows for the nine months
                      ended September 30, 2000 and October 2, 1999                               5

                      Condensed Consolidated Statements of Comprehensive Income for
                      the three and nine months ended September 30, 2000 and October
                      2, 1999                                                                    6

                      Notes to Condensed Consolidated Financial Statements                       7

        ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS                                                 10

        ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                18


        PART II.      OTHER INFORMATION

        ITEM 1.       LEGAL PROCEEDINGS                                                         19

        ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS                                 19

        ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                                           19

        ITEM 4.       SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                         19

        ITEM 5.       OTHER INFORMATION                                                         19

        ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                          19

        SIGNATURE                                                                               20

        INDEX TO EXHIBITS                                                                       21

                               IRIDEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,   JANUARY 1,
                                                                  2000          2000
                                                                --------      --------
                                                              (unaudited)
                             ASSETS
Current assets:
   Cash and cash equivalents .............................      $ 10,650      $  9,645
   Available-for-sale securities .........................         3,000         3,503
   Accounts receivable, net ..............................         8,640         8,162
   Inventories ...........................................         9,015         7,256
   Prepaids and other current assets .....................           442           437
                                                                --------      --------

      Total current assets ...............................        31,747        29,003

   Property and equipment, net ...........................         2,036         2,144
   Deferred income taxes .................................         1,518         1,518
                                                                --------      --------
      Total assets .......................................      $ 35,301      $ 32,665
                                                                --------      --------
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ......................................      $  1,671      $  1,128
   Accrued expenses ......................................         3,610         4,033
                                                                --------      --------
      Total liabilities ..................................         5,281         5,161
                                                                --------      --------
Stockholders' equity:
   Common stock ..........................................            68            66
   Additional paid-in capital ............................        22,645        22,124
   Accumulated other comprehensive income(loss) ..........             3            (2)
   Retained earnings .....................................         7,304         5,316
                                                                --------      --------
      Total stockholders' equity .........................        30,020        27,504
                                                                --------      --------
      Total liabilities and stockholders' equity .........      $ 35,301      $ 32,665
                                                                ========      ========



   The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IRIDEX CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                       SEPTEMBER 30,   OCTOBER 2,    SEPTEMBER 30,   OCTOBER 2,
                                                                           2000           1999           2000           1999
                                                                         --------       --------       --------       --------
Sales .............................................................      $  8,498       $  6,295       $ 25,475       $ 18,455
Cost of sales .....................................................         3,818          2,771         10,882          8,298
                                                                         --------       --------       --------       --------
   Gross Profit ...................................................         4,680          3,524         14,593         10,157
                                                                         --------       --------       --------       --------

Operating expenses:
   Research and development .......................................         1,287            947          3,873          2,789
   Selling, general and administrative ............................         2,714          2,234          8,219          6,568
                                                                         --------       --------       --------       --------
   Total operating expenses .......................................         4,001          3,181         12,092          9,357
                                                                         --------       --------       --------       --------

Income from operations ............................................           679            343          2,501            800
Interest and other income, net ....................................           146            135            422            429
                                                                         --------       --------       --------       --------
   Income before provision for income taxes .......................           825            478          2,923          1,229


Provision for income taxes ........................................          (264)          (153)          (935)          (394)
                                                                         --------       --------       --------       --------
   Net income .....................................................      $    561       $    325       $  1,988       $    835
                                                                         ========       ========       ========       ========

Basic net income per common share .................................      $   0.08       $   0.05       $   0.30       $   0.13
                                                                         ========       ========       ========       ========
Diluted net income per common share ...............................      $   0.08       $   0.05       $   0.27       $   0.12
                                                                         ========       ========       ========       ========

Shares used in basic net income per common share calculation ......         6,663          6,489          6,627          6,496
                                                                         ========       ========       ========       ========

Shares used in diluted net income per common share calculation ....         7,284          6,743          7,327          6,751
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

                               IRIDEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                NINE MONTHS ENDED
                                                                                            SEPTEMBER 30, OCTOBER 2,
                                                                                                2000         1999
                                                                                              --------     --------
Cash flows from operating activities:
   Net income ............................................................................    $  1,988     $    835
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ......................................................         661          551
      Provision for sales returns ........................................................         100           --
      Changes in operating assets and liabilities:
         Accounts receivable .............................................................        (578)       1,096
         Inventories .....................................................................      (1,759)        (702)
         Prepaids and other current assets ...............................................          (5)        (104)
         Accounts payable ................................................................         543         (247)
         Accrued expenses ................................................................        (423)       1,233
                                                                                              --------     --------
      Net cash provided by operating activities ..........................................         527        2,652
                                                                                              --------     --------

Cash flows from investing activities:
    Purchases of available-for-sale securities ...........................................      (3,856)      (1,867)
    Proceeds from maturity of available-for-sale securities ..............................       4,365        4,184
    Acquisition of property and equipment ................................................        (553)        (445)
                                                                                              --------     --------
      Net cash provided by (used in) activities ..........................................         (44)       1,872
                                                                                              --------     --------

Cash flows from financing activities:
    Issuance of common stock, net ........................................................         522          242
        Purchase of treasury stock .......................................................          --         (315)
                                                                                              --------     --------
      Net cash provided by (used in) financing activities ................................         522          (73)
                                                                                              --------     --------
         Net increase in cash and cash equivalents .......................................       1,005        4,451

Cash and cash equivalents at beginning of period .........................................       9,645        5,791
                                                                                              --------     --------

Cash and cash equivalents at end of period ...............................................    $ 10,650     $ 10,242
                                                                                              ========     ========


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
        Change in unrealized gains (losses) on available-for-sale securities                  $      5     $    (9)



   The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IRIDEX CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                     ------------------              -----------------
                                                SEPTEMBER 30,    OCTOBER 2,      SEPTEMBER 30,   OCTOBER 2,
                                                    2000            1999            2000            1999
                                                   ------          ------          ------          ------
Net income ..................................      $  561          $  325          $1,988          $  835
Other comprehensive income (loss):
   Change in unrealized gain (loss) on
      available-for-sale securities .........           5               4               5              (9)
                                                   ------          ------          ------          ------

Comprehensive income ........................      $  566          $  329          $1,993          $  826
                                                   ======          ======          ======          ======



   The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IRIDEX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of IRIDEX Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 2000. The results of operations for the three month and nine month periods ended September 30, 2000 are not necessarily indicative of the results for the year ending December 30, 2000 or any future interim period.

2.      INVENTORIES COMPRISE (IN THOUSANDS) :

                                                                          SEPTEMBER 30,    JANUARY 1,
                                                                              2000           2000
                                                                            --------       --------
                                                                           (unaudited)
Raw materials and work in progress....................................      $  5,356       $  3,839
Finished goods........................................................         3,659          3,417
                                                                            --------       --------
Total inventories.....................................................      $  9,015       $  7,256
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

        A reconciliation of the numerator and denominator of net income per common share and diluted net income per common share is as follows (in thousands, except per share amounts):

                                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                  ------------------                -----------------
                                                            SEPTEMBER 30,      OCTOBER 2,     SEPTEMBER 30,    OCTOBER 2,
                                                                2000             1999            2000            1999
                                                               ------           ------          ------          ------
                                                            (unaudited)       (unaudited)     (unaudited)     (unaudited)
Numerator -- Net income per common share and
diluted net income per common share
Net income ...............................................      $  561          $  325          $1,988          $  835
Denominator -- Net income per common share
   Weighted average common stock outstanding .............       6,663           6,489           6,627           6,496
Basic net income per common share ........................      $ 0.08          $ 0.05          $ 0.30          $ 0.13
                                                                ======          ======          ======          ======

Denominator -- Diluted net income per common share
   Weighted average common stock outstanding .............       6,663           6,489           6,627           6,496
Effect of dilutive securities
   Weighted average common stock options .................         621             254             700             255
                                                                ------          ------          ------          ------
Total weighted average stock and options outstanding .....       7,284           6,743           7,327           6,751
                                                                ======          ======          ======          ======
Diluted net income per common share ......................      $ 0.08          $ 0.05          $ 0.27          $ 0.12
                                                                ======          ======          ======          ======

        During the three months ended September 30, 2000 and October 2, 1999, options to purchase 61,044 and 396,109 shares at weighted average exercise prices of $13.50 and $6.95 per share were outstanding, but were not included in the computations of diluted net income per common share because the exercise price of the related options exceeded the average market price of the common shares. For the nine months ended September 30, 2000 and October 2, 1999 options to purchase 35,282 and 331,764 shares at weighted average exercise prices of $14.19 and $7.37 per share were outstanding but not included in the computations of diluted net income per common share because the exercise price of the related options exceeded the average market price of the common shares. These options could dilute earnings per share in future periods.

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

        Information on reportable segments for the three and nine months ended September 30, 2000 and October 2, 1999 is as follows ( in thousands):

                                 THREE MONTHS ENDED       THREE MONTHS ENDED        NINE MONTHS ENDED         NINE MONTHS ENDED
                                 SEPTEMBER 30, 2000        OCTOBER 2, 1999          SEPTEMBER 30, 2000         OCTOBER 2, 1999
                               ---------------------     --------------------      --------------------      --------------------

                                Laser                     Laser                     Laser                     Laser
                               Medical       Laser       Medical      Laser        Medical      Laser        Medical      Laser
                               Devices      Research     Devices     Research      Devices     Research      Devices     Research
                               -------      --------     -------     --------      -------     --------      -------     --------
Sales ...................      $ 8,213      $   285      $ 6,229      $    66      $25,027      $   448      $18,015      $   440

Depreciation ............          192            6          188            3          648           12          540           11

Income before
provision
for income taxes ........          593          232          443           35        2,590          333          998          231

        Income before provision for income taxes of the laser research segment does not include indirect costs of manufacturing, research and development and selling, general and administrative costs. Such costs are not allocated and therefore are included in the Laser Medical Device segment.

5.      INCOME TAXES

        The Company uses the liability method to account for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes for the three month and nine month periods ended September 30, 2000 and October 2, 1999 are based on the estimated effective income tax rate of 32% for the fiscal years ending December 30, 2000 and January 1, 2000.

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

        In December 1999, the SEC issued Staff Accounting Bulletin No. 101
(SAB 101), "Revenue Recognition in Financial Statements." In June 2000, the SEC issued SAB 101B, which deferred the implementation of SAB 101 until the fourth quarter of fiscal years beginning after December 15, 1999. The Company is currently evaluating the effect of adopting SAB 101 and does not believe it will have a significant impact.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as those relating to level of international sales; future sales growth; timing of the introduction of the Apex 800; expected sales of the DioLite 532 in the fourth quarter of fiscal 2000;anticipated increases in manufacturing, research and development and sales, general and administrative expenses;anticipated decreases and fluctuations in gross margins; future liquidity. Actual results could differ materially from those set forth in such forward-looking statements as a result of the factors set forth under "Factors That May Affect Future Operating Results" and other risks detailed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission and detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

        The following table sets forth the percentage of net sales of certain items in our income statement for the periods indicated.

                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                 SEPTEMBER 30,  OCTOBER 2,  SEPTEMBER 30, OCTOBER 2,
                                                     2000         1999         2000         1999
                                                     ----         ----         ----         ----
Sales ......................................        100.0%       100.0%       100.0%       100.0%
Cost of sales ..............................         44.9         44.0         42.7         45.0
                                                    -----        -----        -----        -----
   Gross profit ............................         55.1         56.0         57.3         55.0
                                                    -----        -----        -----        -----
Operating expenses:
   Research and development ................         15.1         15.0         15.2         15.1
   Sales, general and administrative .......         32.0         35.5         32.3         35.6
                                                    -----        -----        -----        -----
      Total operating expenses .............         47.1         50.5         47.5         50.7
                                                    -----        -----        -----        -----

Income (loss) from operations ..............          8.0          5.5          9.8          4.3
Other income, net ..........................          1.7          2.1          1.7          2.3
                                                    -----        -----        -----        -----
Income before provision for income .........          9.7          7.6         11.5          6.6
taxes
Provision for income taxes .................         (3.1)        (2.4)        (3.7)        (2.1)
                                                    -----        -----        -----        -----
Net income .................................          6.6%         5.2%         7.8%         4.5%
                                                    =====        =====        =====        =====

        Sales. Our sales increased 35% to $8.5 million for the three months ended September 30, 2000 from $6.3 million for the three months ended October 2, 1999. The increase was due primarily to strong sales of the Company's ophthalmology products, specifically the Oculight GLx and Oculight GL photocoagulators and products used to treat Age Related Macular Degeneration
(AMD). Sales of the Company's dermatology products decreased to $1.2 million in the third quarter compared to $1.6 million for the corresponding 1999 quarter. This was due primarily to increased competition for the DioLite 532, which is used in the treatment of vascular and pigmented lesions, and record third quarter DioLite sales in 1999. We expect DioLite sales for the fourth quarter of 2000 to be near the sales levels of the fourth quarter of 1999 due to improved marketing efforts. Sales increased 38% to $25.5 million for the nine months ended September 30, 2000 from $18.5 million for the nine months ended October 2, 1999. Domestic sales of $5.1 million accounted for 60% of sales for the three months ended September 30, 2000 compared to $4.2 million or 66% of sales in the comparable 1999 period. The increase in domestic sales in absolute dollars was due to increases in ophthalmology product sales offset, in part, by decreases in dermatology product sales. International sales of $3.4 million accounted for 40% of sales for the three months ended September 30, 2000 compared to $2.1 million or 34% in the comparable 1999 period. The increase in international sales was primarily due to increases in both ophthalmology and dermatology product sales. International sales increased in all regions but were most pronounced in Asia and the Americas. We expect revenues from international sales to continue to account for a substantial portion of our sales. We expect future growth in sales to be primarily derived from sales of ophthalmology products and related delivery devices, and the Apex 800 hair removal laser for dermatology. Introduction of the Apex 800 is expected in the fourth quarter of fiscal 2000.

        There were $0.3 million sales into the research segment for the three months ended September 30, 2000 as compared with $0.1 million for the three months ended October 2, 1999. For the nine months ended September 30, 2000 and October 2, 1999 sales were $0.4 million.

        Gross Profit. Our gross profit increased 33% to $4.7 million for the three months ended September 30, 2000 from $3.5 million for the three months ended October 2, 1999. Gross profit as a percentage of net sales for the three months ended September 30, 2000 decreased to 55.1%, compared to 56.0% for the three months ended October 2, 1999, primarily due to the increased sales volume of the OcuLight GLx and GL, both of which have relatively lower gross margins. In addition, a higher percentage of international product sales, which have lower average sales prices as they are transacted through independent distributors, had the impact of lowering our gross profit as a percentage of revenue. Such gross margin rate decreases were offset in part by increases in sales volume of the OcuLight SLx and SL, both of which have relatively higher gross margins. For the nine months ended September 30, 2000, our gross profit increased 43.7% to $14.6 million as compared to $10.2 million for the comparable period in 1999. Gross profit as a percentage of net sales for the nine months ended September 30, 2000 increased to 57.3% compared to 55.0% for the nine months ended October 2, 1999. For the balance of 2000, we expect manufacturing costs to increase in absolute dollars to support increasing unit shipment volumes. We expect to begin shipping the Apex 800 hair removal laser system in the fourth quarter of 2000. As a result, we expect the gross profit margin to drop slightly since initial production costs for the Apex 800 are likely to cause a comparatively lower gross profit margin. We also expect our gross profit margins to continue to fluctuate due to changes in the relative proportions of domestic and international sales, mix of sales of existing products, pricing, product costs and a variety of other factors.

        Research and Development. Our research and development expenses increased by 35.9% to $1.3 million for the three months ended September 30, 2000 from $0.9 million for the three months ended October 2, 1999. Research and development expenses increased as a percentage of net sales to 15.1% for the three months ended September 30, 2000 from 15.0% for the comparable prior year three-month period. The increase in research and development expenses during this period was primarily attributable to increases in personnel, clinical study expenses and other resources as a result of an increase in development efforts for our applications and products, including the Apex 800 hair removal system. For the nine months ended September 30, 2000, research and development expenses increased 38.9% to $3.9 million as compared to $2.8 million for the nine months ended October 2, 1999. Research and development expenses as a percentage of net sales increased during the period to 15.2% for the nine months ended September 30, 2000 from 15.1% for the comparable 1999 period. We expect these expenses for research and development to continue to increase in absolute dollars during the remainder of 2000 in connection with activities related to new products, such as the Apex 800, and clinical treatment development, such as the Transpupillary ThermoTherapy (TTT) for Age-related Macular Degeneration (AMD) study that commenced in March 2000.

        Sales, General and Administrative. Our sales, general and administrative expenses increased by 21.5% to $2.7 million for the three months ended September 30, 2000 from $2.2 million for the three months ended October 2, 1999. Sales, general and administrative expenses decreased as a percentage of net sales to 31.9% for the three months ended September 30, 2000 from 35.5% for the comparable prior year three-month period. The increase in absolute dollars in sales, general and administrative expenses was primarily due to increased marketing efforts and the hiring of additional employees to support expanding unit sales volumes for our medical products and administrative activities. For the nine months ended September 30, 2000, sales, general and administrative expenses increased by 25.1% to $8.2 million from $6.6 million for the comparable period in 1999. Sales, general and administrative expenses as a percentage of net sales decreased during this period due to the increase in the rate of growth of revenue relative to the rate of growth of sales, general and administrative expenses. We expect sales, general and administrative expenses to continue to increase in absolute dollars during the balance of 2000 to support the increasing unit shipment volumes and additional employees.

        Income Taxes. Our effective tax rate for the three months ended September 30, 2000 was 32%. This rate differs from the federal statutory rate primarily due to state income taxes, offset by the utilization of tax credits, non-taxable earnings on available-for-sale security investments and tax benefits from our foreign sales corporation.


LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 2000, our primary sources of liquidity included cash and cash equivalents and available-for-sale securities in the aggregate amount of $13.7 million. In addition, we have available $2 million under our unsecured line of credit which bears interest at the bank's prime rate and expires in September 2001. As of September 30, 2000, no borrowings were outstanding under this credit facility.

        During the nine months ended September 30, 2000, we generated $1.0 million in cash and cash equivalents. During this period, operating activities provided $0.5 million of cash. Sources of cash from operating activities included net income of $2.0 million, depreciation and amortization of $0.7 million, a net increase in accounts payable and accrued expenses of an aggregate of $0.1 million, offset by uses of cash including an increase in inventories of $1.8 million and an increase in accounts receivable of $0.6 million. The increase in inventory was primarily due to an increase in raw materials inventory.

        We consumed $0.05 million in cash and cash equivalents with investing activities during the nine months ended September 30, 2000, primarily due to the acquisition of $0.55 million of property and equipment offset by the net maturities of $0.5 million of available-for-sale securities.

        Net cash provided by financing activities during the nine months ended September 30, 2000 was $0.5 million which consisted of the issuance of common stock.

        We believe that, based on current estimates, our available-for-sale securities together with cash generated from operations will be sufficient to meet our anticipated cash requirements for the next 12 months.

        In December 1998, we instituted a stock repurchase program whereby up to 150,000 shares of our Common Stock may be repurchased in the open market. We plan to utilize all of the reacquired shares for reissuance in connection with employee stock programs. No shares were repurchased during the nine months ended September 30, 2000. To date, we have purchased 76,000 shares of our Common Stock under this program.

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

        In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB
101), "Revenue Recognition in Financial Statements." In June 2000, the SEC issued SAB 101B, which deferred the implementation of SAB 101 until the fourth quarter of fiscal years beginning after December 15, 1999. The Company is currently evaluating the effect of adopting SAB 101 and does not believe it will have a significant impact.

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

For example, in July 2000, the Health Care Financing Administration (HCFA) of the Department of Health and Human Services advised that claims for reimbursement for certain AMD procedures, including Transpupillary Thermotherapy
(TTT), would not be reimbursed by Medicare. As a result, sales of our OcuLight SLx decreased in the third quarter of 2000. However, in September 2000, HCFA reversed its position and advised that claims for reimbursement for the aforementioned AMD procedures can be submitted for reimbursement with coverage and payment to be determined by the local medical carrier. The sales impact of the HCFA advisories on the OcuLight SLx during the fourth quarter of 2000 is unclear. However, if doctors are successful in obtaining reimbursements from local carriers, we would expect increased interest in the Transpupillary Thermotherapy (TTT) procedure with a resulting increase in sales of the OcuLight SLx laser system. The HCFA advisories will not affect international sales. Any significant decline in market acceptance of our products would have a material adverse effect on our business, results of operations and financial condition.

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

        We Depend on Key Manufacturers and Suppliers. We rely on third parties to manufacture substantially all of the components used in our products, although we assemble critical subassemblies and the final product at our facility in Mountain View, California. There are risks associated with the use of independent manufacturers, including unavailability of or delays in obtaining adequate supplies of optics and laser diodes. We have qualified two or more sources for most of the components used in our products. In the past, we experienced delays in our manufacturing the OcuLight GL due to the inability of a supplier to deliver components in volume and on a timely basis. We have qualified a second source for this diode component. In addition, introduction of the Apex

800 hair removal laser has been delayed due to a key component delay. We expect the Apex 800 to be introduced in the fourth quarter of fiscal 2000. The process of qualifying suppliers is ongoing and may be lengthy, particularly as new products are introduced. We do not have long-term or volume purchase agreements with any of our suppliers and currently purchase components on a purchase order basis. These components may not be available in the quantities required, on reasonable terms, or at all. Establishing our own capabilities to manufacture these components would be expensive and could significantly decrease our profit margins. Our business, results of operations and financial condition would be adversely affected if we were unable to continue to obtain components as required at a reasonable cost.

        We Depend on International Sales. We derive and expect to continue to derive a large portion of our revenue from international sales. In 1999 and 1998, our international sales were $10.3 million and $8.6 million, or 39% and 37%, respectively, of total sales. For the nine months ended September 30, 2000 and October 2, 1999, our international sales were $9.0 million and $7.5 million, representing 35% and 41%, respectively, of total sales. Therefore, a large portion of our revenues will continue to be subject to the risks associated with international sales. None of our international revenues and costs have been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and thus less competitive in foreign markets. The current high U.S. dollar relative value to the European currency (the Euro) is making our products less competitive in Europe when compared to European competitors and could negatively impact future sales levels from the region. Economic difficulties in Asia and the devaluation of the currencies of many Asian countries in the past couple of years have significantly increased the purchase price of our products to our distributors in that region. Product sales were lower for the affected Asian region on a quarterly basis during 1998, and to a lesser extent during 1999 and the first quarter of 2000, as a result of the economic downturn and currency problem. Sales to the Asian region recovered in the second and third quarters of 2000. The factors stated above could have a material adverse effect on our business, financial condition or results of operations.

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

        We Depend on Development of New Products and New Applications. Our future success is dependent upon, among other factors, our ability to develop, obtain regulatory approval of, manufacture and market, new products, such as the Apex 800 hair removal laser system. In addition, we must successfully sell and achieve market acceptance of new products and applications and enhanced versions of existing products. The extent of, and rate at which, market acceptance and penetration are achieved by future products is a function of many variables. These variables include price, safety, efficacy, reliability, marketing and sales efforts, the development of new applications for these products and general economic conditions affecting purchasing patterns. Any failure in our ability to successfully develop and introduce new products, such as the Apex 800, or enhanced versions of existing products, could have a material adverse effect on our business, operating results and financial condition. We expect to introduce the Apex 800 to the market in the fourth quarter of 2000. A delay in the introduction could have a material adverse effect on our business, operating results and financial condition. We are seeking to expand the market for our existing and new products by working with clinicians and third parties to identify new applications and procedures for our products. Failure to develop and achieve market acceptance of new applications or new products would have a material adverse effect on our business, results of operations and financial condition.

        We Must Manage Growth. We have experienced, and may continue to experience growth in production, the number of employees, the scope of our business, our operating and financial systems and the geographic area of our operations. This growth has resulted in new and increased responsibilities for management personnel and our operating, inventory and financial systems. To effectively manage future growth, if any, we have been required to continue to implement and improve operational, financial and management information systems, procedures and controls. We implemented a new enterprise-wide management information system in 1998. We must also expand, train, motivate and manage our work force. Our personnel, systems, procedures and controls may not be adequate to support our existing and future operations. Any failure to implement and improve our operational, financial and management systems or to expand, train, motivate or manage employees could have a material adverse effect on our business, results of operations and financial condition.

        We Depend on Collaborative Relationships. We have entered into collaborative relationships with academic medical centers and physicians in connection with the research and development and clinical testing of our products. We plan to collaborate with third parties to develop and commercialize existing and new products. In May 1996, we executed an agreement with Miravant Medical Technologies, a maker of photodynamic drugs, to collaborate on a device that emits a laser beam to activate a photodynamic drug developed by Miravant for the treatment of wet AMD. The development and support of this new photodynamic system will require significant financial and other resources. This collaborative development effort may not continue or it may not result in the successful development and introduction of a photodynamic system and the amount and timing of resources to be devoted to these activities are not within our control. Additionally, our reliance on others for clinical development, manufacturing and distribution of our products may result in unforeseen problems. Further, our collaborative partners may develop or pursue alternative technologies either on their own or in collaboration with others. The failure of any current or future collaboration efforts could have a material adverse effect on our ability to introduce new products or applications and therefore could have a material adverse effect on our business, results of operations and financial condition.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio and had no holdings of derivative financial or commodity instruments at September 30, 2000. A review of our financial instruments in our investment portfolio and risk exposures at that date revealed that we had exposure to interest rate risk. At September 30, 2000, we performed sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect our financial position, results of operations or cash flows.



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


                                       IRIDEX Corporation
                                       (Registrant)


Date: November 14, 2000                By: /s/   Robert Kamenski
                                           -------------------------------------
                                           Robert Kamenski
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Principal Accounting Officer)

                                INDEX TO EXHIBITS

  EXHIBIT                                                              PAGE
   27.1      Financial Data Schedule                                    ___