Form 10-K405
period 2000-12-30
IRIDEX CORP
filed 2001-03-30
CIK 1006045

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                            ------------------------

                                   FORM 10-K

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 20, 2001, was approximately $13,617,831 based on the closing price reported for such date on the NASDAQ National Market System. For purposes of this disclosure, shares of Common Stock held by each executive officer and director and by each holder of 5% or more of the outstanding shares of Common Stock have been excluded from this calculation, because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 20, 2001, Registrant had 6,706,135 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain parts of the Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   15
Item 3.   Legal Proceedings...........................................   15
Item 4.   Submission of Matters to a Vote of Security Holders.........   15

                               PART II
Item 5.   Market for Registrants' Common Equity and Related
          Stockholder Matters.........................................   16
Item 6.   Selected Financial Data.....................................   17
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   18
Item 7A.  Quantitative and Qualitative Disclosure about Market Risk...   27
Item 8.   Financial Statements and Supplementary Data.................   27
Item 9.   Disagreements on Accounting and Financial Disclosure........   46

                               PART III
Item 10.  Directors and Executive Officers of the Registrant..........   46
Item 11.  Executive Compensation......................................   46
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   46
Item 13.  Certain Relationships and Related Transactions..............   46

                               PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   47
Signatures............................................................   49

                                     PART I

     This Annual Report on Form 10-K (The "Form 10-K") contains certain forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), such as statements relating to levels of future investment in research and development; the development of new, more cost-effective technologies, therapeutic and adjunctive diagnostic systems, strategic alliances, new delivery devices and the OcuLight 664; the timing of the release of our Apex 800 product; the effect of consumer education and managed care on the demand for our products; the effect of HCFA's reimbursement policies on future sales and the likelihood that such policies will change expectations for future growth in unit sales; expectations for future sales growth, generally, and the potential for production cost decreases and higher gross margin. In some cases, forward-looking statements can be identified by terminology, such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential," "continue," or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, the information contained under the captions "Part I, Item 1, Business," and "Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Factors That May Affect Future Results" in this Annual Report. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this Form 10-K. The Company undertakes no obligation to update these forward-looking statements. The reader is strongly urged to read the information set forth under the captions "Part I, Item 1, Business," and "Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Factors That May Affect Future Results" for a more detailed description of these significant risks and uncertainties.

ITEM 1. BUSINESS

GENERAL

     IRIDEX Corporation ("IRIDEX") is the leading worldwide provider of semiconductor-based laser systems used to treat eye diseases in ophthalmology and skin lesions in dermatology. Our products are sold in the United States predominantly through a direct sales force and internationally through 54 independent distributors into 74 countries.

     Our ophthalmology products treat eye diseases, including the three leading causes of irreversible blindness. The current family of ophthalmology laser systems includes the IRIS Medical OcuLight SL, OcuLight SLx, OcuLight GL and OcuLight GLx Laser Photocoagulation systems (each an "OcuLight System"). Our dermatology products, including the IRIDERM DioLite 532 Laser System, treat skin diseases, primarily vascular and pigmented lesions. Each ophthalmic and dermatologic system consists of a small, portable laser console and interchangeable delivery devices, primarily for hospital and office-based use by ophthalmologists and dermatologists. We believe that our semiconductor-based systems are more portable, economical, reliable and flexible than competing systems which use traditional vacuum tube-based technology. Since our first shipment in 1990, more than 4,200 IRIDEX medical laser systems have been sold worldwide.

     IRIDEX Corporation was incorporated in California in February 1989 as IRIS Medical Instruments, Inc. In 1996, we changed our name to IRIDEX Corporation and reincorporated in Delaware. Our executive offices are located at 1212 Terra Bella Avenue, Mountain View, California 94043-1824, and our telephone number is
(650) 940-4700. As used in this Form 10-K, the terms "Company," "IRIDEX," "we," "us" and "our" refer to IRIDEX Corporation, a Delaware corporation, and, when the context so requires, our wholly owned subsidiaries, IRIS Medical Instruments, Inc. and Light Solutions Corporation, both California corporations, and IRIDEX Foreign Sales Corporation, a Barbados corporation, and our dermatology division, IRIDERM.

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

     Develop and Validate New Applications. We seek to develop and validate applications that are less costly, reduce complications and achieve better clinical results than existing treatments. Our products are currently being used in multiple studies in the United States and internationally to demonstrate the clinical benefits of our technology in treatment. Our OcuLight SLx laser is being used in several studies to treat the various stages of age-related macular degeneration (AMD). Additionally, two international studies are evaluating the use of our G-Probe as a primary treatment for glaucoma. We announced in October 1999 that a study on occult wet AMD produced results demonstrating that Transpupillary Thermotherapy (TTT) was effective in improving or stabilizing vision in 75% of patients with a procedure using our OcuLight infrared laser photocoagulator. In March 2000 enrollment commenced in a Company supported twenty center clinical trial which could validate TTT as an effective therapy for the majority of patients with wet AMD, the leading cause of blindness in the western world. New applications increase laser usage and may ultimately increase the size of the market for laser photocoagulators.

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

     Expand Medical Practice Versatility. We provide products that allow ophthalmologists to expand their practice by increasing the offering of delivery services available to them and adding to the clinical procedures that can be performed in the ophthalmologist's office. In September 1998, we obtained clearance from the FDA for a Dermatology Kit that allows our OcuLight GL laser photocoagulator, which is currently used by ophthalmologists to treat a variety of eye diseases, to also treat vascular and pigmented skin lesions.

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

     Develop New Markets Through Strategic Alliances. We intend to establish strategic alliances in order to expedite and lower the cost of developing and bringing to market new products, both to the ophthalmology and dermatology markets and to markets not currently addressed by our products. Through these alliances, we will seek access to technologies that we do not currently possess. We have been working with Miravant Medical Technologies, formerly known as PDT, Inc. ("Miravant"), a company engaged in the development of photodynamic drugs and applications, to provide lasers to activate certain photodynamic drugs developed by Miravant.

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

     Consoles: Our laser consoles incorporate the economic and technical benefits of semiconductor laser technology, which is the basis of our semiconductor-based laser systems.

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

     Visible Photocoagulator Consoles. Our semiconductor-based photocoagulator, the OcuLight GL delivers visible laser light. The OcuLight GLx, a new version of the OcuLight GL, has increased power and delivery device capability. Our dermatology product, the DioLite 532, is also based on visible semiconductor-based technology. These consoles weigh 15 pounds, have dimensions of 6"H x 12"W x 12"D, draw a maximum of 300 Watts of wall power and require no external air or water cooling.

     Peripheral Delivery Devices: Our versatile family of consoles and delivery devices has been designed to allow the addition of new capabilities with a minimal incremental investment. A user adds capabilities by simply purchasing a new interchangeable delivery device. We have developed both disposable and nondisposable delivery devices and expect to continue to develop additional devices.

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

     We have also developed a new laser system with Miravant. This system emits a laser beam to activate a photodynamic drug being developed by Miravant in order to achieve a therapeutic result in the treatment of AMD. Clinical studies are being evaluated to test the efficacy of this procedure. Miravant has entered into a co-development agreement with Pharmacia & Upjohn to more rapidly develop the photodynamic drug and validate its use in clinical studies. We expect that, if successful, the development of this product and the receipt of the appropriate regulatory approval thereof will occur within two years. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Our Future Results -- We Depend on Third Party Coverage and Reimbursement Policies -- We Depend on Development of New Products and New Applications and -- We Depend on Collaborative Relationships."

     In March 1999, we announced a new laser system, the APEX(TM) 800 for hair removal. We expect units to be available for shipment during the first half of 2001.

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

      CONDITION                   PROCEDURE                   CONSOLE           DELIVERY DEVICES
      ---------                   ---------                   -------           ----------------
Ophthalmology
  Treatments:
Age-related Macular    Retinal Photocoagulation         Infrared & Visible    Slit Lamp Adapter
  Degeneration
Diabetic Retinopathy
  Macular Edema        Grid Retinal Photocoagulation    Infrared & Visible    Slit Lamp Adapter &
                                                                              Operating Microscope
                                                                              Adapter
                       Focal Retinal Photocoagulation   Visible               Slit Lamp Adapter
  Proliferative        Pan-Retinal Photocoagulation     Infrared & Visible    Slit Lamp Adapter,
                                                                              Operating Microscope
                                                                              Adapter, Laser
                                                                              Indirect
                                                                              Ophthalmoscope,
                                                                              EndoProbe
Glaucoma
  Primary Open-Angle   Trabeculoplasty                  Infrared & Visible    Slit Lamp Adapter
  Angle-closure        Iridotomy(1)                     Infrared & Visible    Slit Lamp Adapter
  Uncontrolled         Transscleral                     Infrared              G-Probe
                       Cyclophotocoagulation
Retinal Detachment     Retinopexy Retinal               Infrared & Visible    Slit Lamp Adapter,
                       Photocoagulation                                       Laser Indirect
                                                                              Ophthalmoscope,
                                                                              Operating Microscope
                                                                              Adapter, EndoProbe
                       Transscleral Retinal             Infrared              DioPexy Probe
                       Photocoagulation
Retinopathy of         Retinal Photocoagulation         Infrared              Laser Indirect
  Prematurity                                                                 Ophthalmoscope
Ocular Tumors          Retinal Photocoagulation         Infrared              Slit Lamp Adapter,
                                                                              Operating Microscope
                                                                              Adapter, Laser
                                                                              Indirect
                                                                              Ophthalmoscope
Dermatology
  Treatments:
Vascular Lesions       Selective Photothermolysis       Visible               DioLite Handpiece
Pigmented Lesions      Selective Photothermolysis       Visible               DioLite Handpiece

---------------
(1) This indication is currently not cleared by the U.S. FDA.

RESEARCH AND DEVELOPMENT

     Our research and development activities are performed internally by our research and development staff comprised of 26 individuals and are supplemented by consultants with specialized expertise. Research and development efforts are directed toward both development of new products and development of new applications using existing products. Our expenditures for research and development totaled approximately $5,265,000, $3,925,000 and $3,099,000 in 2000, 1999 and 1998, respectively. We have close working relationships with ophthalmic researchers, clinicians and dermatologists around the world who provide new ideas, test the feasibility of these new ideas, and assist us in validating new products and new applications before they are introduced.

     We are supporting pre-clinical and clinical studies to develop new photocoagulation treatments and applications. The objectives of developing new applications are to expand the number of patients who can be treated, to more effectively treat diseases, to treat patients earlier in the treatment regimen and to reduce the side-effects of treatment. Examples of such studies include:

     Ophthalmic Applications:

     Age-Related Macular Degeneration (AMD) -- Dry Form. About 90% of AMD is the dry form. We are pursuing two approaches to treat dry AMD: Therapeutic Treatment and Prophylactic Treatment. The Therapeutic Treatment approach uses the OcuLight infrared laser to restore vision by causing resorption of dry AMD deposits which have accumulated in the macula and have impacted vision. For Prophylactic Treatment, we are supporting a randomized multi-center clinical trial which is testing a prophylactic treatment of age-related macular degeneration (PTAMD trial). This trial treats patients with dry AMD using our OcuLight infrared laser systems with the objective of reducing the rate of progression of the disease from the dry form of AMD to the wet form of AMD. We are also evaluating whether patient vision improves as a result of this application.

     Age-related Macular Degeneration (AMD) -- Wet Form. The wet form of AMD constitutes about 10% of all AMD but accounts for about 80% of all severe vision loss associated with AMD. We are pursuing three approaches to treat wet AMD to treat the disease at different stages: Photodynamic Therapy
     (PDT), Transpupillary Thermotherapy (TTT) and Feeder Vessel Treatment. All of these approaches close new vessels in the macula caused by wet AMD with less damage than conventional laser treatments. In the PDT approach, an infused photodynamic drug is stimulated by one of our lasers to close the new vessels. We are collaborating with Miravant and Pharmacia in commercializing this PDT approach to treat "classic" wet AMD. The Phase III clinical trial was fully enrolled in December 1999. In January of 2001, Miravant and Pharmacia announced that two year results would be used for an FDA filing. In the TTT approach a certain form of wet AMD called "occult" is treated with the infrared laser alone. Favorable results of a pilot study were published in October 1999 and a multi-center randomized trial called the TTT4CNV Trial, which we are supporting, is currently enrolling patients. For Feeder Vessel Treatment, two centers, one in Europe and one in the U.S., are using our infrared laser in clinical studies to treat both "classic" and "occult" wet AMD. Favorable results have been reported by both centers.

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

CUSTOMERS AND CUSTOMER SUPPORT

     Our products are currently sold to ophthalmologists, including glaucoma specialists, retinal specialists, pediatric ophthalmologists, and dermatologists. Other customers include research and teaching hospitals, government installations, surgi-centers and hospitals. No customer or distributor accounted for 10% or more of total sales in 2000, 1999 or 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     We are continuing our efforts to broaden our customer base through the development of new products and new applications. We currently estimate that there are approximately 20,000 ophthalmologists in the United States and 50,000 internationally who are each potential customers. We believe there are approximately 10,000 dermatologists in the U.S. Additionally, we estimate that there are approximately 4,700 and 18,000 hospitals in the United States and internationally, respectively, as well as approximately 2,300 ambulatory surgical centers in the United States which potentially represent multiple unit sales. Because independent ophthalmologists and dermatologists frequently practice at their own offices as well as through affiliation with hospitals or other medical centers, each independent ophthalmologist, dermatologist, hospital and medical center is a potential customer for our products. We are seeking to broaden our customer base by developing new diagnostic products directed at addressing the needs of ophthalmologists and dermatologists.

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

SALES AND MARKETING

     To support our sales process, we conduct marketing programs which include direct mail, trade shows, public relations, advertising in trade and academic journals and newsletters. We annually participate in approximately 87 trade shows or meetings in the United States and 65 trade shows or meetings internationally. These meetings allow us to present our products to existing and prospective buyers. While the sales cycle varies from customer to customer, it averages 12 months and typically ranges from two to 24 months. Our sales and marketing organization is based at our corporate headquarters in Mountain View, California with area sales managers located in California, Florida, Georgia, Illinois, Maryland, Massachusetts, Missouri, New Jersey, Ohio, Texas, and Virginia.

     International product sales represented 35.6%, 38.4% and 36.5% of our sales in 2000, 1999 and 1998, respectively. Our products are sold internationally through our 54 independent distributors into 74 countries and in the United States predominantly through our direct sales force. International sales are administered through our corporate headquarters in Mountain View, California, along with four area sales managers. Our distribution agreements with our international distributors are generally exclusive and typically can be terminated by either party without cause on 90 days notice. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Factors That May Affect Future Results -- We Depend on International Sales."

     We believe that educating patients and physicians at an early stage about the long-term health benefits and cost-effectiveness of diagnosis and treatment of diseases that cause blindness at an early stage is critical to market acceptance of our ophthalmic products. We believe that the trend toward management of health care costs in the United States will lead to increased awareness of and emphasis on disease prevention and cost-effective treatments and, as a result, will increase demand for our ophthalmic laser products as well as our prospective diagnostic products.

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

OPERATIONS

     The manufacture of ophthalmic and dermatologic laser systems is a complex process involving precision components, intricate procedures, and environmental controls. Completed systems must pass quality control and reliability tests before shipment. We purchase substantially all of our components that are either standard or built to proprietary specifications and subassemblies from various independent suppliers and subcontractors. We assemble critical subassemblies and the final product at our Mountain View, California facility. Most of the sub-contractors are located within 10 miles of our Mountain View facility. Some of our suppliers are relatively small private companies that may discontinue their operations at any time. There are risks associated with the use of independent suppliers and sub-contractors, including unavailability of or delays in obtaining adequate supplies of components, including optics, laser diodes and crystals, and potentially reduced control of quality, production costs and the timing of delivery. As an example, in the past, we have experienced delays in the manufacturing of our OcuLight GL due to the inability of a supplier to deliver certain laser diode components in volume and on a timely basis. We may experience difficulty identifying alternate sources of supply for certain components used in our products. In addition, the use of alternate components may require design alterations, which may delay installation and increase product cost. Any failures by such third parties to adequately perform may delay the submission of products for regulatory approval, impair our ability to deliver products on a timely basis, or otherwise impair our competitive position. Establishing our own capabilities to manufacture these components would require significant scale-up expenses and additions to facilities and personnel and could adversely affect our earnings.

     The process of qualifying suppliers is ongoing and may be lengthy, particularly as new products are introduced. However, we have qualified two or more sources for most of the components used in our products. We continue to work with our suppliers to ensure that such difficulties do not recur. We have some long-term or volume purchase agreements with our suppliers and currently purchase components on a purchase order basis. These components may not be available in the quantities required, on reasonable terms, or at all. Our business, financial condition and results of operations would be adversely affected if we were unable to obtain components in the quantities required at a reasonable cost and on a timely basis, or if we could not expand manufacturing capacity to meet demand or if operations at our single facility were disrupted. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results -- We Face Risks of Manufacturing."

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

COMPETITION

     Competition in the market for devices used for ophthalmic and dermatologic treatments is intense and is expected to increase. This market is also characterized by rapid technological innovation and change, and our products could become obsolete as a result of future innovations. Our competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. In addition to other companies that manufacture photocoagulators, we compete with pharmaceuticals, solutions, other technologies and other surgical techniques. Our principal competitors in ophthalmology are Coherent, Inc., Nidek, Inc. ("Nidek"), Carl Zeiss, Inc. ("Zeiss"), Quantel, Alcon International, and HGM Medical Laser Systems, Inc. ("HGM"). Of these companies, all currently offer a competitive, semiconductor-based laser system in ophthalmology. Our principal competitors in dermatology are Laserscope and HGM. The Apex 800 laser hair removal system will compete with products from Coherent, Inc., Candela Corporation, ESC Medical Systems, Ltd. and Cynosure, Inc. Some competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. Such companies also have greater name recognition than us and long-standing customer relationships. In addition, other medical companies, academic and research institutions, or others, may develop new technologies or therapies, including medical devices, surgical procedures or pharmacological treatments and obtain regulatory approval for products utilizing such techniques that are more effective in treating the conditions targeted by us, or are less expensive than our current or future products. Our technologies and products could be rendered obsolete by such developments. Any such developments could have a material adverse effect on our business, financial condition and results of operations. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future
Results -- Our Market is Competitive."

PATENTS AND PROPRIETARY RIGHTS

     Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued ten United States patents on the technologies related to our products and processes. There can be no assurance that any of our patent applications will issue as patents, that any patents now or hereafter held by us will offer any degree of protection, or that our patents or patent applications will not be challenged, invalidated or circumvented in the future. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.

     In January 2000, we received a new patent on technology that allows IRIDEX products to provide "power on demand," which enables the manufacture of small, portable, solid-state laser products with highly accurate control of treatment parameters.

     In addition to patents, we rely on trade secrets and proprietary know-how which we seek to protect, in part, through proprietary information agreements with employees, consultants and other parties. Our proprietary information agreements with our employees and consultants contain industry standard provisions requiring such individuals to assign to us, without additional consideration, any inventions conceived or reduced to practice by them while employed or retained by us, subject to customary exceptions. Proprietary information agreements with employees, consultants and others may be breached, and we may not have adequate remedies for any breach. Our trade secrets may become known to or independently developed by competitors.

     The laser and medical device industry is characterized by frequent litigation regarding patent and other intellectual property rights. Companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. Numerous patents are held by others, including academic institutions and our competitors. Because patent applications are maintained in secrecy in the United States until patents are issued and are maintained in secrecy for a period of time outside the United States, we have not conducted any searches to determine whether our technology infringes any patents or patent applications. We have, from time to time, been notified of, or have otherwise been made aware of, claims that we may be infringing upon patents or other proprietary intellectual property owned by others. If it appears necessary or desirable, we may seek licenses under such patents or proprietary intellectual property. Although patent holders commonly offer such licenses, licenses under such patents or intellectual property may not be offered or the terms of any offered licenses may not be reasonable. This may adversely impact our operating results.

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

     If the FDA's evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which may contain a number of conditions which must be met in order to secure final approval of the PMA. When, and if, those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter, authorizing commercial marketing of the device for certain indications. The FDA may also determine that additional clinical trials are necessary or other deficiencies exist in the PMA, in which case PMA approval may be delayed. The PMA process can be expensive, uncertain and lengthy, and a number of devices for which the FDA approval has been sought by other companies have never been approved for marketing.

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

REIMBURSEMENT

     Our products are typically purchased by doctors, clinics, hospitals and other users, which bill various third-party payors, such as governmental programs and private insurance plans, for the health care services provided to their patients. Third-party payors carefully review and are increasingly challenging the prices charged for medical products and services. Reimbursement rates paid by third party payers may vary depending on the procedure performed, the third-party payor, the insurance plan and other factors. Medicare reimburses hospitals on a prospectively-determined fixed amount for the costs associated with an in-patient hospitalization based on the patient's discharge diagnosis. Medicare reimburses physicians a prospectively-determined fixed amount based on the procedure performed, regardless of the actual costs incurred by the hospital or physician in furnishing the care and regardless of the specific devices used in that procedure. Third-party payors are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products.

     Doctors, clinics, hospitals and other users of our products may not obtain adequate reimbursement for use of our products from third-party payors. While we believe that the laser procedures using our products have generally been reimbursed, payors may deny coverage and reimbursement for our products if they determine that the device was not reasonable and necessary for the purpose used, was investigational or was not cost-effective. For example, during July 2000, the Health Care Financing Administration (HCFA) advised that claims for reimbursement for certain AMD procedures that use our OcuLight SLx laser system would not be reimbursed by Medicare. In September 2000, HCFA changed its position and advised that claims for reimbursement for these AMD procedures can be submitted for reimbursement with coverage and payment to be determined by the local Medicare carriers at their discretion. As a result, since July 2000, sales of the OcuLight SLx laser system have dropped significantly. Sales of the OcuLight SLx continue, albeit at a lower level, because the OcuLight SLx can also be used for other ophthalmic procedures with Medicare reimbursement. Furthermore, since HCFA policies apply only to third party Medicare payors, they are not likely to affect international sales. We believe domestic sales of the OcuLight SLx laser system will continue at these lower levels until more Medicare carriers elect to cover and reimburse for performing such AMD procedures or until HCFA advises that claims for these procedures are Medicare covered and reimburseable. We believe that more Medicare carriers will reimburse for these procedures or HCFA will allow national standardized reimbursement for them when they are further validated by clinical studies. The Company is supporting a randomized clinical trial to further validate Transpupillary Thermal Therapy, the most significant of the subject AMD procedures. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations-Sales."

     We have developed a new laser system with Miravant, the Oculight 664. Miravant may not be able to obtain coverage for its use of drugs with our OcuLight Systems, or the reimbursement may not be adequate to cover the treatment procedure. Changes in government legislation or regulation or in private third-party payors' policies toward reimbursement for procedures employing our products may prohibit adequate reimbursement. Denial of coverage and reimbursement for our products could have a material adverse effect on our business, results of operations and financial condition. We are unable to predict what legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation may have on us.

     Most of the treatment procedures for dermatology using our DioLite 532 laser systems are billed to private-pay customers. Accordingly, reimbursement issues for our dermatology systems are insignificant.

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

EMPLOYEES

     At December 30, 2000, we had a total of 121 full-time employees, including 47 in operations, 36 in sales and marketing, 26 in research and development and 12 in finance and administration. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. At December 30, 2000, we employed 3 such persons. We intend to hire additional personnel during the next twelve months in each of these areas. Our future success will depend in part on our ability to attract, train, retain and motivate highly qualified employees, who are in great demand. We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization, and we have never experienced a work stoppage or strike. We consider our employee relations to be good.

EXECUTIVE OFFICERS OF THE COMPANY

     Our executive officers and their ages as of December 30, 2000 were as follows:

              NAME                AGE                            POSITION
              ----                ---                            --------
Theodore A. Boutacoff...........  53    President, Chief Executive Officer and Director
Robert Kamenski.................  46    Chief Financial Officer and Vice President, Administration
Eduardo Arias...................  56    Senior Vice President, Worldwide Sales
Timothy Powers..................  39    Vice President, Operations
James L. Donovan................  63    Vice President, Corporate Business Development and Director

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

     Mr. Kamenski joined IRIDEX in March 1997 as Vice President, Finance and Administration and was appointed Chief Financial Officer in October 1997. Prior to joining us, from July 1992 to March 1997, Mr. Kamenski held various positions, including Chief Financial Officer and Vice President of Finance and Administration, with TeleSensory Corporation. Mr. Kamenski holds a B.B.A. degree in accounting from the University of Wisconsin-Milwaukee.

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

ITEM 2. PROPERTIES

     Our operating facilities are located in 37,000 square feet of space in Mountain View, California. The building houses manufacturing, research and development and serves as our headquarter offices. The lease term expires in 2002 and contains renewal options.

     Management believes that our facility will be adequate for our current needs and that suitable additional space or alternative space will be available as needed in the future on commercially reasonable terms.

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

                                                               HIGH       LOW
                                                              -------    ------
FISCAL 2001
  First Quarter (through March 20, 2001)....................  $ 6.313    $4.125
FISCAL 2000
  First Quarter.............................................  $17.000    $8.000
  Second Quarter............................................   13.000     8.375
  Third Quarter.............................................   12.000     7.625
  Fourth Quarter............................................   11.375     4.875
FISCAL 1999
  First Quarter.............................................  $ 5.750    $3.875
  Second Quarter............................................    5.125     3.625
  Third Quarter.............................................    5.000     3.625
  Fourth Quarter............................................    9.500     4.188

FISCAL 2001

     On March 20, 2001, the closing price on the NASDAQ National Market for our Common Stock was $4.375 per share. As of December 30, 2000, there were approximately 90 holders of record of our Common Stock.

DIVIDEND POLICY

     We have never paid cash dividends on our Common Stock. We currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future. In addition, the payment of cash dividends to our stockholders is currently prohibited by our bank line of credit. See Note 4 of Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data as of December 30, 2000 and January 1, 2000, and for the years ended December 30, 2000, January 1, 2000 and January 2, 1999, has been derived from, and are qualified by reference to, our audited consolidated financial statements included herein. The selected consolidated statement of income data as of December 31, 1997 and 1996 and the consolidated balance sheet data as of January 2, 1999, December 31, 1997 and 1996 has been derived from our audited financial statements not included herein. These historical results are not necessarily indicative of the results of operations to be expected for any future period.

     The data set forth below (in thousands, except per share data) are qualified by reference to, and should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data."

                                                      2000       1999       1998       1997       1996
                                                     -------    -------    -------    -------    -------
CONSOLIDATED STATEMENT OF INCOME DATA:
Sales(1)...........................................  $33,437    $26,852    $23,644    $18,098    $12,372
Cost of sales(1)...................................   14,638     11,878     10,367      7,637      4,907
                                                     -------    -------    -------    -------    -------
  Gross profit.....................................   18,799     14,974     13,277     10,461      7,465
                                                     -------    -------    -------    -------    -------
Operating expenses:
  Research and development.........................    5,265      3,925      3,099      1,716      1,286
  Selling, general and administrative..............   10,747      9,224      8,358      6,074      5,197
                                                     -------    -------    -------    -------    -------
         Total operating expenses..................   16,012     13,149     11,457      7,790      6,483
                                                     -------    -------    -------    -------    -------
Income from operations.............................    2,787      1,825      1,820      2,671        982
Other income, net..................................      569        556        511        607        699
                                                     -------    -------    -------    -------    -------
Income before provision for income taxes...........    3,356      2,381      2,331      3,278      1,681
Provision for income taxes.........................     (940)      (763)      (583)    (1,180)      (676)
                                                     -------    -------    -------    -------    -------
Net income.........................................  $ 2,416    $ 1,618    $ 1,748    $ 2,098    $ 1,005
                                                     =======    =======    =======    =======    =======
Net income per common share(2).....................  $  0.36    $  0.25    $  0.27    $  0.33    $  0.18
                                                     =======    =======    =======    =======    =======
Shares used in per common share calculation(2).....    6,637      6,503      6,480      6,406      5,725
                                                     =======    =======    =======    =======    =======
Diluted net income per common share(2).............  $  0.33    $  0.24    $  0.26    $  0.31    $  0.16
                                                     =======    =======    =======    =======    =======
Shares used in diluted income per common share
  calculation(2)...................................    7,285      6,849      6,765      6,755      6,410
                                                     =======    =======    =======    =======    =======

                                                                                              DECEMBER 31,
                                               DECEMBER 30,    JANUARY 1,    JANUARY 2,    ------------------
                                                   2000           2000          1999        1997       1996
                                               ------------    ----------    ----------    -------    -------
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and available-for-sale
  securities.................................    $12,994        $13,148       $10,876      $13,488    $15,114
Working capital..............................     27,005         23,842        23,450       21,716     20,777
Total assets.................................     35,025         32,763        28,377       26,686     23,707
Total stockholders' equity...................     30,500         27,504        25,885       23,880     21,478

---------------
(1) Sales and cost of sales figures have been revised as a result of the retroactive adoption of EITF 00-10 "Accounting for Shipping and Handling Fees and Costs."

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

OVERVIEW

     IRIDEX Corporation is the leading worldwide provider of semiconductor-based laser systems used to treat eye diseases in ophthalmology and skin lesions in dermatology. Our products are sold in the United States predominantly through a direct sales force and internationally through 54 independent distributors into 74 countries.

     Our ophthalmology products treat eye diseases, including the three leading causes of irreversible blindness. The current family of ophthalmology laser systems includes the IRIS Medical OcuLight SL, OcuLight SLx, OcuLight GL and OcuLight GLx Laser Photocoagulation systems (each an "OcuLight System"). Our dermatology products treat skin diseases, primarily vascular and pigmented lesions. In June 1997, we launched the IRIDERM DioLite 532 Laser System to address the dermatology market. The DioLite 532 Laser System is sold primarily for office-based use by dermatologists. Each ophthalmic and dermatology system consists of a small, portable laser console and interchangeable delivery devices, primarily for hospital and office-based use by ophthalmologists and dermatologists. We believe that our semiconductor-based systems are more portable and economical and have a greater degree of reliability and flexibility than competing systems which use traditional vacuum tube-based technology. Since our first shipment in 1990, more than 4,200 IRIDEX medical laser systems have been sold worldwide.

     Our revenues arise primarily from the sale of our IRIS Medical OcuLight Systems, IRIDERM DioLite 532 systems, delivery devices, disposables and, to a lesser extent, revenues from service and support activities, and the sale of Light Solutions products and research grants. Revenue from product sales is recognized upon receipt of a purchase order and product shipment provided no significant obligations remain and collection of the receivables is deemed probable. Revenue from services is recognized upon performance of the applicable services. Our sales have increased primarily due to growth in unit sales (including additional unit sales resulting from the introduction of the DioLite 532 in June 1997 and OcuLight GLx in January 1999), greater market penetration and an expanded product offering. We believe that future growth in unit sales will be derived both from a growth in the market for photocoagulator products and from the replacement of installed photocoagulators which use vacuum tube-based technology.

     Our sales in the United States are derived from direct sales to end users and internationally are derived from sales to 54 distributors who resell to hospitals and physicians. Sales to international distributors are made on open credit terms or letters of credit. Sales of our products internationally currently are denominated in United States dollars and, accordingly, subject to risks associated with international monetary conditions and currency fluctuations. In general, strengthening of the U.S. dollar relative to a foreign currency increases the cost of our product to our customers. Other risks that international sales are subject to include shipping delays, generally longer receivable collection periods, changes in applicable regulatory policies, domestic and foreign tax policies, trade restrictions, duties and tariffs and economic and political instability. Future currency fluctuations or other factors discussed above may have a material adverse effect on our business, financial condition or results of operation. See " -- Factors That May Affect Future Results -- We Depend on International Sales."

     Cost of sales consists primarily of the cost of purchasing components and sub-systems, assembling, packaging, shipping and testing components at our facility, and the direct labor and associated overhead. Research and development expenses consist primarily of personnel costs, materials and research support provided to clinicians at medical institutions developing new applications which utilize our products. Research and development costs have been expensed as incurred. Sales, general and administrative expenses consist primarily of costs of personnel, sales commissions, travel expenses, advertising and promotional expenses, facilities, legal and accounting, insurance and other expenses which are not allocated to other departments.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of sales for the periods indicated:

                                                              2000       1999       1998
                                                              -----      -----      -----
Sales.......................................................  100.0%     100.0%     100.0%
Cost of sales...............................................   43.8       44.2       43.8
                                                              -----      -----      -----
  Gross profit..............................................   56.2       55.8       56.2
                                                              -----      -----      -----
Operating expenses:
  Research and development..................................   15.7       14.6       13.1
  Sales, general and administrative.........................   32.2       34.4       35.4
                                                              -----      -----      -----
  Total operating expenses..................................   47.9       49.0       48.5
                                                              -----      -----      -----
Income from operations......................................    8.3        6.8        7.7
Other income, net...........................................    1.7        2.0        2.2
                                                              -----      -----      -----
Income before provision for income taxes....................   10.0        8.8        9.9
Provision for income taxes..................................   (2.8)      (2.8)      (2.5)
                                                              -----      -----      -----
Net income..................................................    7.2%       6.0%       7.4%
                                                              =====      =====      =====

     Sales. Sales were $33.4 million in 2000, $26.9 million in 1999 and $23.6 million in 1998. These sales represented increases of 24.5% from 1999 to 2000 and 13.6% from 1998 to 1999. The increase in our sales in 2000 as compared to 1999 was due to increased unit volumes, primarily for sales of the OcuLight SLx and the OcuLight 664, offset in part by decreased average selling prices. The OcuLight 664 is a pre-commercialized activating laser sold to Miravant and Pharmacia for use in clinical studies. The increase in our sales in 1999 was due to increased unit volumes, primarily as a result of introduction of the Oculight GLx, and increased sales of the OcuLight SLx and DioLite, offset in part by decreased average selling prices, particularly with respect to our more mature products. International sales accounted for 35.6% of total sales in 2000, 38.4% in 1999 and 36.5% in 1998. International sales as a percentage of total sales decreased in 2000 from 1999 levels. The decrease is primarily due to decreased international sales of the DioLight 532, particularly in Japan, Canada and the Other Americas regions as a result of changes in the distribution channel for such products. We expect international sales as a percentage of total revenues for 2001 to be substantially equivalent to the 2000 rate. We expect future growth in sales to be primarily derived from sales of the OcuLight SLx, and the APEX 800 hair removal laser for dermatology, which we expect to introduce in the first half of 2001.

     During July 2000, the Health Care Financing Administration (HCFA) advised that claims for reimbursement for certain AMD procedures that use our OcuLight SLx laser system would not be reimbursed by Medicare. In September 2000, HCFA changed its position and advised that claims for reimbursement for these AMD procedures can be submitted for reimbursement with coverage and payment to be determined by the local Medicare carriers at their discretion. As a result, since July 2000, sales of the OcuLight SLx laser system have dropped significantly. Sales of the OcuLight SLx continue, albeit at a lower level, because the OcuLight SLx can also be used for other ophthalmic procedures with Medicare reimbursement. Furthermore, since HCFA policies apply only to third party Medicare payors, they are not likely to affect international sales. We believe domestic sales of the OcuLight SLx laser system will continue at these lower levels until more Medicare carriers elect to cover and reimburse for performing such AMD procedures or until HCFA advises that claims for these procedures are Medicare covered and reimburseable. We believe that more Medicare carriers will reimburse for these procedures or HCFA will allow national standardized reimbursement for them when they are further validated by clinical studies. The Company is supporting a randomized clinical trial to further validate Transpupillary Thermal Therapy, the most significant of the subject AMD procedures.

     Sales into the research segment were $0.6, $0.5 and $1.3 million for 2000, 1999 and 1998, respectively. Research sales increases in 2000 were nominal. International sales into the research segment were 35.8%,

33.0% and 21.4% for 2000, 1999 and 1998, respectively. Sales other than research segment sales are medical segment sales, which includes ophthalmology and dermatology sales.

     Gross Profit. Gross profit was $18.8 million in 2000, $15.0 million in 1999 and $13.3 million in 1998. Gross profit represented 56.2% of sales in 2000, 55.8% in 1999 and 56.2% in 1998. Gross profit as a percentage of sales increased slightly in 2000 as compared to 1999 due primarily to increased sales of OcuLight SLx systems, a high gross margin product. Such gross profit margin increases were offset in part by decreased sales of the DioLight 532, a high gross margin product, and lower average selling prices for the DioLight 532. Gross profit as a percentage of sales decreased in 1999 as compared to 1998 due primarily to lower average selling prices on most international product sales and first year sales of the OcuLight GLx, a lower margin product. Such gross profit margin decreases were offset in part by increased sales of the higher margin OcuLight SLx product. Moreover, increasing competition has continued to result in a downward trend in average selling prices for some products. We intend to continue our efforts to reduce the cost of components and thereby mitigate the impact of price reductions on our gross profit. We believe gross profit in dollars will increase as volumes increase and unit production costs will decrease as costs are engineered out of new products. However, gross margins as a percentage of sales will continue to fluctuate due to changes in the relative proportions of domestic and international sales, the mix of product sales, costs associated with future product introductions and a variety of other factors.

     Research and Development. Research and development expenses increased by 34.1% in 2000 to $5.3 million and by 26.7% in 1999 to $3.9 million. These expenses were 15.7% of sales in 2000, 14.6% of sales in 1999 and 13.1% of sales in 1998. The increase in 2000 was primarily due to personnel and prototype expenses related to the development of the new Apex 800 hair removal dermatology system, development costs associated with unreleased ophthalmology products as well as increased clinical study costs. The increase in 1999 was primarily due to increased clinical study costs, such as our many Age-related Macular Degeneration (AMD) studies, personnel and prototype expenses related to the development of the new Apex 800 hair removal dermatology system and first year sustaining engineering costs for the OcuLight GLx. We expect these expenses for research and development to continue to increase in absolute dollars during 2001 in connection with new product development activities and clinical studies.

     Sales, General and Administrative. Sales, general and administrative expenses increased by 16.5% in 2000 to $10.7 million and by 10.4% in 1999 to $9.2 million. These expenses were 32.2% of sales in 2000, 34.4% of sales in 1999 and 35.4% of sales in 1998. The increases in sales, general and administrative expenses in these periods, in absolute dollars, was primarily due to the hiring of additional sales and marketing employees to address new sales opportunities and to support expanding unit volumes, higher sales commissions and the growth in the infrastructure of our finance and administrative group which were necessary to support our expanded operations. In addition, we significantly expanded marketing operations and programs in 2000 in support of general ophthalmology and dermatology sales, as well as the new Apex 800 hair removal dermatology laser system. In 1999 significant costs were also associated with the communication of clinical results and the January 1999 launch of the OcuLight GLx.

     Other income, net. Other income, net consists primarily of interest income. Interest income was $552,000, $469,000 and $483,000 in 2000, 1999 and 1998,
respectively. This income was primarily from interest earned on available-for-sale securities. Interest income increased in 2000 compared with 1999 because of higher interest rates and overall higher average cash balances during the year.

     Income Taxes. We had an effective tax rate of 28%, 32% and 25% in 2000, 1999 and 1998, respectively. The tax rate for 2000, 1999 and 1998 was lower than the Federal and State combined statutory rate of 40% because of certain tax benefits associated with tax-exempt interest on tax preferred securities and with tax credits for research and experimental activities.

LIQUIDITY AND CAPITAL RESOURCES

     At December 30, 2000, our primary sources of liquidity included cash and cash equivalents of $10.0 million and available-for-sale securities of $3.0 million, for a total of $13.0 million. In addition, we have available $2.0 million under our unsecured line of credit which bears interest at the bank's prime rate and expires in October 2001. As of December 30, 2000, no borrowings were outstanding under this credit facility. We expect to renew the line of credit in October 2001 assuming that terms continue to be acceptable. We believe that, based on current estimates, our current cash, available-for-sale securities and the credit facility will be sufficient to meet our working capital and capital expenditure requirements at least through the next twelve months. However, we believe that the level of financial resources is a significant competitive factor in our industry, and accordingly we may choose to raise additional capital through debt or equity financing prior to the end of 2001.

     We generated $353,000 in cash and cash equivalents during 2000. In 1999, we generated $3,854,000 in cash and cash equivalents.

     Net cash used in operations in 2000 totaled $74,000 in 2000 as compared with $2,862,000 generated from operations in 1999 and $1,976,000 used in operations in 1998. In 2000, sources of cash included net income of $2,416,000, depreciation of $893,000, increases in accounts payable of $280,000 and decreases in accounts receivable of $165,000, offset by uses of cash from operations with increases in inventory, net, of $2,465,000 and decreases in accrued expenses of $1,014,000. In 1999, sources of cash from operations included net income of $1,600,000, depreciation of $721,000, increases in accrued expenses of $2,420,000 and increases in accounts payable of $249,000 partially offset by uses of cash from operations including increases of deferred income taxes of $846,000, increases in inventory, net, of $752,000 and increases in accounts receivable of $623,000.

     We used $133,000 from investing activities in 2000. In 1999, we generated $982,000 and in 1998 we used $2,378,000 for investing activities. The generation or use was primarily due to the sale or purchase of available-for-sale securities and the acquisition of fixed assets.

     Net cash provided by financing activities during 2000, 1999 and 1998 was $560,000, $10,000 and $245,000, respectively, which consisted primarily of issuance of stock, offset in part by purchase of treasury stock of $315,000 in 1999.

     In December 1998, we instituted a stock repurchase program whereby up to 150,000 shares of our Common Stock may be repurchased in the open market. We plan to utilize all of the reacquired shares for reissuance in connection with employee stock programs. In 1999 we purchased 76,000 shares of our Common Stock from the open market. No shares were purchased during 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company, to date, has not engaged in derivative and hedging activities. The Company will adopt SFAS No. 133, as amended, in the first quarter of fiscal year 2001 and anticipates that the adoption will not have a material impact on the Company's financial statements.

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

     Our Market is Competitive. Competition in the market for devices used for ophthalmic and dermatologic treatments is intense and is expected to increase. This market is also characterized by rapid technological innovation and change and our products could be rendered obsolete as a result of future innovations. Our competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. Our principal competitors in ophthalmology are Coherent, Inc., Nidek, Inc. ("Nidek"), Carl Zeiss, Inc. ("Zeiss"), Alcon International, Quantel, and HGM Medical Laser Systems, Inc. ("HGM"). Of these companies, all currently offer a competitive, semiconductor-based laser system in ophthalmology. Our principal competitors in dermatology are Laserscope and HGM. The Apex 800 laser hair removal system will compete with products from Coherent, Inc., Candela Corporation, ESC Medical Systems, Ltd. and Cynosure, Inc. Some competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. Such companies also have greater name recognition than us and long-standing customer relationships. In addition to other companies that manufacture photocoagulators, we compete with pharmaceutical solutions, other technologies and other surgical techniques. Some medical companies, academic and research institutions or others may develop new technologies or therapies that are more effective in treating conditions targeted by us or are less expensive than our current or future products. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

     We Face Risks of Manufacturing. The manufacture of our infrared and visible light photocoagulators and the related delivery devices is a highly complex and precise process. Completed systems must pass quality control and reliability tests before shipment. Although our OcuLight Systems and our DioLite 532 have been successfully introduced, we continue to face risks associated with manufacturing these products. Various difficulties may occur despite testing. Furthermore, we depend on third parties to manufacture substantially all of the components used in our products and have in the past experienced delays in manufacturing when a sole source supplier was unable to deliver components in volume and on a timely basis. Such a problem may recur. See "-- We Depend on Key Manufacturers and Suppliers." As a result of these factors, we may not be able to continue to manufacture our existing products or future products on a cost-effective and timely basis.

     We Depend on Sole Source Or Limited Source Suppliers. We rely on third parties to manufacture substantially all of the components used in our products, although we assemble critical subassemblies and the final product at our facility in Mountain View, California. Some of our suppliers are relatively small private companies that may discontinue their operations at any time. There are risks associated with the use of independent manufacturers, including unavailability of or delays in obtaining adequate supplies of components, including optics, laser diodes, and crystals and potentially reduced control of quality, production costs and timing of delivery. We may experience difficulty identifying alternative sources of supply for certain components used in our products. In the past, we experienced delays in manufacturing the OcuLight GL due to the inability of a supplier to deliver components in volume and on a timely basis. We have qualified a second source for this laser diode component. The process of qualifying suppliers is ongoing and may be lengthy, particularly as new products are introduced. However, we have qualified two or more sources for most of the components used in our products. In addition, the use of alternate components may require design alterations which may delay installation and increase product costs. We have some long term or volume purchase agreements with our suppliers and currently purchase components on a purchase order basis. These components may not be available in the quantities required, on reasonable terms, or at all. Financial or other difficulties faced by our suppliers or significant changes in demand for these components or materials could limit their availability. Any failures by such third parties to adequately perform may delay the submission of products for regulatory approval, impair our ability to deliver products on a timely basis or otherwise impair our competitive position. Establishing our own capabilities to manufacture these components would be expensive and could significantly decrease our profit margins. Our business, results of operations and financial condition would be adversely affected if we are unable to continue to obtain components as required at a reasonable cost.

     We Depend on International Sales. We derive and expect to continue to derive a large portion of our revenue from international sales. In 2000, 1999 and 1998, our international sales were $11.9 million, $10.3 million and $8.6 million, or 35.6%, 38.4%, and 36.5%, respectively, of total sales. A large portion of our revenues will continue to be subject to the risks associated with international sales. These risks include currency fluctuations, shipping delays, generally longer receivable collection periods, changes in applicable regulatory policies, domestic and foreign tax policies, trade restrictions, duties and tariffs and economic and political instability. In general, strengthening of the U.S. dollar relative to a foreign currency increases the cost of our product to our customers. In 2000, for example, although we experienced revenue growth in Europe, competitive challenge from local suppliers was significant as a result of the weakness of the Euro against the U.S. dollar. Each of the factors stated above could have a material adverse effect on our ability to deliver products on a competitive and timely basis.

     We Depend On Third Party Coverage and Reimbursement Policies. Our products are typically purchased by doctors, clinics, hospitals and other users, which bill various third-party payors, such as governmental programs and private insurance plans, for the health care services provided to their patients. Third-party payors carefully review and are increasingly challenging the prices charged for medical products and services. Reimbursement rates paid by third party payors may vary depending on the procedure performed, the third party payor, the insurance plan and other factors. Medicare reimburses hospitals on a prospectively determined fixed amount for the costs associated with an in-patient hospitalization based on the patient's discharge diagnosis. Medicare reimburses physicians a prospectively-determined fixed amount based on the procedure performed, regardless of the actual costs incurred by the hospital or physician in furnishing the care and regardless of the specific devices used in that procedure. Third-party payors are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products.

     Doctors, clinics, hospitals and other users of our products may not obtain adequate reimbursement for use of our products from third-party payors. While we believe that the laser procedures using our products have generally been reimbursed, payors may deny coverage and reimbursement for our products if they determine that the device was not reasonable and necessary for the purpose used, was investigational or was not cost-effective. For example, during July 2000, the Health Care Financing Administration (HCFA) advised that claims for reimbursement for certain AMD procedures that use our OcuLight SLx laser system would not be reimbursed by Medicare. In September 2000, HCFA changed its position and advised that claims for reimbursement for these AMD procedures can be submitted for reimbursement, with coverage and payment to be determined by the local Medicare carriers at their discretion. As a result, since July 2000, sales of the OcuLight SLx laser system have dropped significantly. Sales of the OcuLight SLx continue, albeit at a lower level, because the OcuLight SLx can also be used for other ophthalmic procedures with Medicare reimbursement. Furthermore, since HCFA policies apply only to third party Medicare payors, they are not likely to affect international sales. We believe domestic sales of the OcuLight SLx laser system will continue at these lower levels until more Medicare carriers elect to cover and reimburse for performing such AMD procedures or until HCFA advises that claims for these procedures are Medicare covered and reimburseable. We believe that more Medicare carriers will reimburse for these procedures or HCFA will allow national standardized reimbursement for them when they are further validated by clinical studies. The Company is supporting a randomized clinical trial to further validate Transpupillary Thermal Therapy, the most significant of the subject AMD procedures.

     We have developed a new laser system with Miravant, the Oculight 664. Miravant may not be able to obtain coverage for its use of drugs with our OcuLight Systems, or the reimbursement may not be adequate to cover the treatment procedure. Changes in government legislation or regulation or in private third-party payors' policies toward reimbursement for procedures employing our products may prohibit adequate reimbursement. Denial of coverage and reimbursement for our products could have a material adverse effect on our business, results of operations and financial condition. We are unable to predict what legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation may have on us.

     Most of the treatment procedures for dermatology using our DioLite 532 laser systems are billed to private-pay customers. Accordingly, reimbursement issues for our dermatology systems are insignificant.

     Our Operating Results Fluctuate from Quarter to Quarter. Although we have been profitable on an annual and quarterly basis for the last eight years, our sales and operating results have varied substantially on a quarterly basis and may continue to do so in the future. Our operating results are affected by a number of factors, many of which are beyond our control. Factors contributing to these fluctuations include the following:

     - The timing of the introduction and market acceptance of new products, product enhancements and new applications, and their reimbursement;

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

     We Depend on Development of New Products and New Applications. Our future success is dependent upon, among other factors, our ability to develop, obtain regulatory approval, manufacture and market new products. In addition, we must successfully sell and achieve market acceptance of new products and applications and enhanced versions of existing products. The extent of, and rate at which, market acceptance and penetration are achieved by future products, is a function of many variables. These variables include price, safety, efficacy, reliability, marketing and sales efforts, the development of new applications for these products, the efficacy of competing products, treatments and techniques and general economic conditions affecting purchasing patterns. Any failure in our ability to successfully develop and introduce new products or enhanced versions of existing products could have a material adverse effect on our business, operating results and financial condition. We are seeking to expand the market for our existing and new products by working with clinicians and third parties to identify new applications and procedures for our products. Failure to develop and achieve market acceptance of new applications or new products would have a material adverse effect on our business, results of operations and financial condition.

     We Must Manage Growth. We have experienced, and may continue to experience growth in production, the number of employees, the scope of our business, our operating and financial systems and the geographic area of our operations. This growth has resulted in new and increased responsibilities for management personnel and our operating, inventory and financial systems. To effectively manage future growth, if any, we have been required to continue to implement and improve operational, financial and management information systems, procedures and controls. In 1998 we implemented an enterprise-wide management information system. We must also expand, train, motivate and manage our work force. Our personnel, systems, procedures and controls may not be adequate to support our existing and future operations. Any failure to implement and improve our operational, financial and management systems or to expand, train, motivate or manage employees could have a material adverse effect on our business, results of operations and financial condition.

     We Depend on Collaborative Relationships. We have entered into collaborative relationships with academic medical centers and physicians in connection with the research and development and clinical testing of our products. We plan to collaborate with third parties to develop and commercialize existing and new products. We are working with Miravant, formerly known as PDT, Inc., a maker of photodynamic drugs to collaborate on a device that emits a laser beam to activate a photodynamic drug developed by Miravant for the treatment of wet AMD. This collaborative development effort may not continue, or it may not result in the successful development and introduction of a photodynamic system, and the amount and timing of resources to be devoted to these activities are not within our control. Additionally, our reliance on others for clinical development, manufacturing and distribution of our products may result in unforeseen problems. Further, our collaborative partners may develop or pursue alternative technologies either on their own or in collaboration with others. The failure of any current or future collaboration efforts could have a material adverse effect on our ability to introduce new products or applications and therefore could have a material adverse effect on our business, results of operations and financial condition.

     We Rely on Patents and Proprietary Rights. Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued ten United States patents on the technologies related to our products and processes. Our patent applications may not issue as patents, any patents now or in the future may not offer any degree of protection, or our patents or patent applications may be challenged, invalidated or circumvented in the future. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.

     In addition to patents, we rely on trade secrets and proprietary know-how which we seek to protect, in part, through proprietary information agreements with employees, consultants and other parties. Our proprietary information agreements with our employees and consultants contain industry standard provisions requiring such individuals to assign to us, without additional consideration, any inventions conceived or reduced to practice by them while employed or retained by us, subject to customary exceptions. Proprietary information agreements with employees, consultants and others may be breached, and we may not have adequate remedies for any breach. Also, our trade secrets may become known to or independently developed by competitors.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUANTITATIVE DISCLOSURES

     We are exposed to market risks inherent in our operations, primarily related to interest rate risk and currency risk. These risks arise from transactions and operations entered into in the normal course of business. We do not use derivatives to alter the interest characteristics of our marketable securities or our debt instruments. We have no holdings of derivative or commodity instruments.

     Interest Rate Risk. We are subject to interest rate risks on cash and cash equivalents, available-for-sale marketable securities and any future financing requirements. Interest rate risks related to marketable securities are managed by managing maturities in our marketable securities portfolio. We have no long-term debt as of December 30, 2000.

     The fair value of our investment portfolio or related income would not be significantly impacted by changes in interest rates since the marketable securities maturities do not exceed fiscal year 2001 and the interest rates are primarily fixed.

     The following table presents the future principal cash flows or amounts and related weighted average interest rates expected by year for our existing cash and cash equivalents and marketable securities.

                                                               2001     TOTAL     FAIR VALUE
                                                              ------    ------    ----------
ASSETS:
Cash, cash equivalents......................................  $9,998    $9,998      $9,998
Weighted average interest rate..............................    4.05%       --          --
Short-term marketable securities............................   2,996     2,996       2,996
Weighted average interest rate..............................    4.33%       --          --

QUALITATIVE DISCLOSURES

     Interest Rate Risk. Our primary interest rate risk exposures relate to:

     - The available-for-sale securities will fall in value if market interest rates increase.

     - The impact of interest rate movements on our ability to obtain adequate financing to fund future operations.

     We have the ability to hold at least a portion of the fixed income investments until maturity and therefore would not expect the operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on its short- and long-term marketable securities portfolio.

     Management evaluates our financial position on an ongoing basis.

  Currency Rate Risk

     We do not hedge any balance sheet exposures against future movements in foreign exchange rates. The exposure related to currency rate movements would not have a material impact on future net income or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated balance sheets as of December 30, 2000 and January 1, 2000 and the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 30, 2000, together with the related notes and the report of PricewaterhouseCoopers LLP, independent accountants, are on the following pages. Additional required financial information is described in Item 14.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of IRIDEX Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of IRIDEX Corporation and its Subsidiaries (the "Company") at December 30, 2000 and January 1, 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index under 14(a)(2) on page 47 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          /s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 29, 2000

                               IRIDEX CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                              DECEMBER 30,    JANUARY 1,
                                                                  2000           2000
                                                              ------------    ----------
Current assets:
  Cash and cash equivalents.................................    $ 9,998        $ 9,645
  Available-for-sale securities.............................      2,996          3,503
  Accounts receivable, net of allowance for doubtful
     accounts of $481 in 2000 and $396 in 1999..............      8,010          8,260
  Inventories, net..........................................      9,721          7,256
  Prepaids and other current assets.........................        805            437
                                                                -------        -------
          Total current assets..............................     31,530         29,101
Property and equipment, net.................................      1,903          2,144
Deferred income taxes.......................................      1,592          1,518
                                                                -------        -------
          Total assets......................................    $35,025        $32,763
                                                                =======        =======

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 1,408        $ 1,128
  Accrued expenses..........................................      3,117          4,131
                                                                -------        -------
          Total liabilities.................................      4,525          5,259
                                                                -------        -------

Commitments and contingencies (Note 5)

Stockholders' Equity Convertible Preferred Stock, $.01 par
  value:
     Authorized: 2,000,000 shares;
     Issued and outstanding: none...........................         --             --
  Common Stock, $.01 par value:
     Authorized: 30,000,000 shares; Issued and outstanding:
      6,700,862 shares in 2000 and 6,540,358 shares in
      1999..................................................         67             66
  Additional paid-in capital................................     22,691         22,124
  Accumulated other comprehensive income (loss).............         10             (2)
  Retained earnings.........................................      7,732          5,316
                                                                -------        -------
          Total stockholders' equity........................     30,500         27,504
                                                                -------        -------
          Total liabilities and stockholders' equity........    $35,025        $32,763
                                                                =======        =======

  The accompanying notes are an integral part of these consolidated financial statements.

                               IRIDEX CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           YEAR ENDED     YEAR ENDED    YEAR ENDED
                                                          DECEMBER 30,    JANUARY 1,    JANUARY 2,
                                                              2000           2000          1999
                                                          ------------    ----------    ----------
Sales...................................................    $33,437        $26,852       $23,644
Cost of sales...........................................     14,638         11,878        10,367
                                                            -------        -------       -------
          Gross profit..................................     18,799         14,974        13,277
                                                            -------        -------       -------
Operating expenses:
  Research and development..............................      5,265          3,925         3,099
  Sales, general and administrative.....................     10,747          9,224         8,358
                                                            -------        -------       -------
          Total operating expenses......................     16,012         13,149        11,457
                                                            -------        -------       -------
          Income from operations........................      2,787          1,825         1,820
Interest income.........................................        552            469           483
Other income, net.......................................         17             87            28
                                                            -------        -------       -------
          Income before provision for income taxes......      3,356          2,381         2,331
Provision for income taxes..............................       (940)          (763)         (583)
                                                            -------        -------       -------
Net income..............................................    $ 2,416        $ 1,618       $ 1,748
                                                            =======        =======       =======
Net income per common share.............................    $  0.36        $  0.25       $  0.27
                                                            =======        =======       =======
Shares used in income per common share calculations.....      6,637          6,503         6,480
                                                            =======        =======       =======
Diluted net income per common share.....................    $  0.33        $  0.24       $  0.26
                                                            =======        =======       =======
Shares used in diluted income per common share
  calculations..........................................      7,285          6,849         6,765
                                                            =======        =======       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                               IRIDEX CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                ACCUMULATED
                                                COMMON STOCK      ADDITIONAL       OTHER
                                             ------------------    PAID-IN     COMPREHENSIVE   RETAINED
                                              SHARES     AMOUNT    CAPITAL     INCOME (LOSS)   EARNINGS    TOTAL
                                             ---------   ------   ----------   -------------   --------   -------
Balances, December 31, 1997................  6,455,483    $65      $21,552          $(2)        $2,265    $23,880
Issuance of Common Stock under Stock Option
  Plan.....................................      9,086                  38                                     38
Issuance of Common Stock under Employee
  Stock Purchase Plan......................     41,441                 204                                    204
Tax benefit of employee stock
  transactions.............................                              6                                      6
Change in unrealized gains on
  available-for-sale securities............                                           9                         9
Net income.................................                                                      1,748      1,748
                                             ---------    ---      -------          ---         ------    -------
Balances, January 2, 1999..................  6,506,010     65       21,800            7          4,013     25,885
Issuance of Common Stock under Stock Option
  Plan.....................................     51,544                 107                                    107
Issuance of Common Stock under Employee
  Stock Purchase Plan......................     58,804      1          217                                    218
Purchase of Treasury Stock.................    (76,000)                                           (315)      (315)
Change in unrealized gains on
  available-for-sale securities............                                          (9)                       (9)
Net income.................................                                                      1,618      1,618
                                             ---------    ---      -------          ---         ------    -------
Balances, January 1, 2000..................  6,540,358     66       22,124           (2)         5,316     27,504
Issuance of Common Stock under Stock Option
  Plan.....................................    120,173      1          317                                    318
Issuance of Common Stock under Employee
  Stock Purchase Plan......................     40,331                 242                                    242
Stock compensation expense.................                              8                                      8
Change in unrealized gains on
  available-for-sale securities............                                          12                        12
Net income.................................                                                      2,416      2,416
                                             ---------    ---      -------          ---         ------    -------
Balances, December 30, 2000................  6,700,862    $67      $22,691          $10         $7,732    $30,500
                                             =========    ===      =======          ===         ======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                               IRIDEX CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           YEAR ENDED     YEAR ENDED    YEAR ENDED
                                                          DECEMBER 30,    JANUARY 1,    JANUARY 2,
                                                              2000           2000          1999
                                                          ------------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................    $ 2,416        $ 1,618       $ 1,748
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization....................        893            721           653
       Stock compensation expense.......................          8             --            --
       Provision for doubtful accounts..................        131            128           113
       Provision for inventory..........................        285            197           437
       Deferred income taxes............................        (74)          (846)          (91)
       Amortization of intangible asset.................         --             96            --
       Changes in operating assets and liabilities:
          Accounts receivable...........................        119           (682)       (1,664)
          Inventories...................................     (2,750)          (949)       (2,965)
          Prepaids and other current assets.............       (368)           (90)          104
          Accounts payable..............................        280            249           127
          Accrued expenses..............................     (1,014)         2,420          (438)
                                                            -------        -------       -------
          Net cash provided by (used in) operating
            activities..................................        (74)         2,862        (1,976)
                                                            -------        -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of available-for-sale securities............     (3,856)        (3,511)       (7,675)
  Proceeds from sale and maturity of available-for-sale
     securities.........................................      4,375          5,084         6,187
  Acquisition of property and equipment.................       (652)          (591)         (794)
  Acquisition of intangible assets......................         --             --           (96)
                                                            -------        -------       -------
          Net cash provided by (used in) investing
            activities..................................       (133)           982        (2,378)
                                                            -------        -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments of capital lease obligations............         --             --            (3)
       Purchase of Treasury Stock.......................         --           (315)           --
       Issuance of Common Stock under stock option
          plans.........................................        560            325           248
                                                            -------        -------       -------
          Net cash provided by financing activities.....        560             10           245
                                                            -------        -------       -------
          Net (decrease) increase in cash and cash
            equivalents.................................        353          3,854        (4,109)
Cash and cash equivalents, beginning of year............      9,645          5,791         9,900
                                                            -------        -------       -------
Cash and cash equivalents, end of year..................    $ 9,998        $ 9,645       $ 5,791
                                                            =======        =======       =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Income taxes.......................................      2,244            360           575
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  Change in unrealized gains (losses) on
     available-for-sale securities......................    $    12        $    (9)      $     9

  The accompanying notes are an integral part of these consolidated financial statements.

                               IRIDEX CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                               YEAR ENDED    YEAR ENDED   YEAR ENDED
                                                              DECEMBER 30,   JANUARY 1,   JANUARY 2,
                                                                  2000          2000         1999
                                                              ------------   ----------   ----------
Net income..................................................     $2,416        $1,618       $1,748
Other comprehensive income:
  Changes in unrealized gain (loss) on
     Available-for-sale securities..........................         12            (9)           9
                                                                 ------        ------       ------
Comprehensive income........................................     $2,428        $1,609       $1,757
                                                                 ======        ======       ======

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

  Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company invests primarily in money market funds and government paper; accordingly, these investments are subject to minimal risks.

  Available-for-Sale Securities

     All marketable securities as of December 30, 2000 are considered to be available-for-sale and therefore are carried at fair value. Available-for-sale securities are classified as current assets when they have scheduled maturities of less than one year. Available-for-sale securities are classified as non current assets when they have scheduled maturities of more than one year. Unrealized holding gains and losses on such securities are reported net of related taxes as a separate component of stockholders' equity until realized. Realized gains and losses on sales of all such securities are reported in interest and other income and are computed using the specific identification cost method.

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

  Revenue Recognition

     The Company has adopted the provisions of Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements" and believes that its current and historical revenue recognition policy is in compliance with the SAB. The Company has also applied Emerging Issues Task Force Issue No. ("EITF") 00-10 "Accounting for Shipping and Handling Fees and Costs" retroactively to all periods presented. As a result, for all periods presented, amounts billed to customers relating to shipping and handling have been classified as revenue and all related costs are classified as cost of sales.

     Revenue from product sales is recognized upon receipt of a purchase order and product shipment provided no significant obligations remain and collection of the receivables is deemed probable. Up-front fees

                               IRIDEX CORPORATION
received in connection with product sales are deferred and recognized over the associated product shipments. The Company accrues for estimated warranty costs upon shipment of products in accordance with SFAS No. 5, "Accounting for Contingencies." Actual warranty costs incurred have not materially differed from those accrued. The Company's warranty policy is effective for shipped products which are considered defective or fail to meet the product specifications.

  Research and Development

     Research and development expenditures are charged to operations as incurred.

  Advertising

     We expense advertising costs as they are incurred. Advertising expenses for 2000, 1999 and 1998 were $478,000, $359,000 and $317,000, respectively.

  Fair Value of Financial Instruments

     SFAS 107, "Disclosure About Fair Value of Financial Instruments" requires certain disclosure regarding the fair value of financial instruments. Carrying amounts of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values due to their short maturities. Estimated fair values for available-for-sale securities, which are separately disclosed elsewhere, are based on quoted market prices for the same or similar instruments.

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

  Accounting for Stock-Based Compensation

     The Company accounts for stock-based compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

     Under APB 25, compensation expense for grants to employees is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the option's exercise price. SFAS 123 defines a "fair value" based method of accounting for an employee stock option or similar equity investment. The pro forma disclosure of the difference between compensation expense included in net loss and the related cost measured by the fair value method is presented in Note 6.

     The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees, or in Conjunction with Selling Good and Services," and Financial Accounting Standards Board Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plan" ("FIN 28").

                               IRIDEX CORPORATION

  Concentration of Credit Risk and Other Risks and Uncertainties

     Our cash and cash equivalents are deposited in demand and money market accounts of three financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and therefore, bear minimal risk.

     We market our products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letter of credit. Management performs ongoing credit evaluations of our customers and maintains an allowance for potential credit losses. Historically, we have not experienced any significant losses related to individual customers or group of customers in any particular geographic area. For the years ended December 30, 2000 and January 1, 2000 no customer accounted for greater than 10% of revenue. As of December 30, 2000 and January 1, 2000 no customer accounted for greater than 10% of accounts receivable.

     Our products require approvals from the Food and Drug Administration and international regulatory agencies prior to commercialized sales. Our future products may not receive required approvals. If we were denied such approvals, or if such approvals were delayed, it would have a materially adverse impact on our business, results of operations and financial condition.

  Reliance on Certain Suppliers

     Certain components and services used by the Company to manufacture and develop its products are presently available from only one or a limited number of suppliers or vendors. The loss of any of these suppliers or vendors would potentially require a significant level of hardware and/or software development to incorporate the products or services into the Company's products.

  Use of Estimates

     Management makes estimates and assumptions to prepare the consolidated financial statements in conformity with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Reclassification

     Certain prior year amounts have been reclassified to conform to the current year's presentation.

  Fiscal Year

     On June 8, 1998, the Board of Directors approved a resolution to adjust our fiscal year end from December 31 to the 52 or 53-week period that ends the Saturday nearest December 31, effective for fiscal year 1998, a 52-week year. Fiscal year 2000 and fiscal 1999 included 52-weeks.

  Net Income per Share

     Basic and diluted net income per share are computed by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income per share excludes potential common stock if their effect is anti-dilutive. Potential common stock consists of incremental common shares issuable upon the exercise of stock options.

                               IRIDEX CORPORATION

  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company, to date, has not engaged in derivative and hedging activities. The Company will adopt SFAS No. 133, as amended, in the first quarter of fiscal year 2001 and anticipates that the initial adoption will not have a material impact on the Company's financial statements.

 3. BALANCE SHEET DETAIL

  Available-for-Sale Securities (in thousands):

                                                               UNREALIZED     ESTIMATED     MATURITY
                                                     COST    GAINS (LOSSES)   FAIR VALUE      DATES
                                                    ------   --------------   ----------   -----------
As of December 30, 2000, available-for-sale
  securities consisted of the following:
  Government agencies.............................   2,986         10            2,996     2/01 - 7/01
As of January 1, 2000, available-for-sale
  securities consisted of the following:
  Corporate notes.................................  $2,550        $--           $2,550     1/00 - 5/00
  Government agencies.............................     955         (2)             953            5/00
                                                    ------        ---           ------
                                                    $3,505        $(2)          $3,503
                                                    ======        ===           ======

     There were no realized capital gains or losses recognized in 2000, 1999 and 1998.

                                                              DECEMBER 30,    JANUARY 1,
                                                                  2000           2000
                                                              ------------    ----------
                                                                    (IN THOUSANDS)
Inventories:
  Raw materials and work in process.........................    $ 6,168        $ 3,839
  Finished goods............................................      3,553          3,417
                                                                -------        -------
          Total inventories.................................    $ 9,721        $ 7,256
                                                                =======        =======
Property and Equipment:
  Equipment.................................................    $ 3,229        $ 2,667
  Leasehold improvements....................................      1,829          1,739
  Less: accumulated depreciation and amortization...........     (3,155)        (2,262)
                                                                -------        -------
  Property and equipment, net...............................    $ 1,903        $ 2,144
                                                                =======        =======
Accrued Expenses:
  Accrued payroll, vacation and related expenses............    $ 1,057        $ 1,102
  Accrued warranty..........................................        728            536
  Income taxes payable......................................        404          1,621
  Sales and use tax payable.................................        195            207
  Other accrued expenses....................................        733            665
                                                                -------        -------
  Total accrued expenses....................................    $ 3,117        $ 4,131
                                                                =======        =======

                               IRIDEX CORPORATION

 4. BANK BORROWINGS

     We have a revolving line of credit agreement with a bank expiring on October 1, 2001, which provides for borrowings of up to $2.0 million at the bank's prime rate (9.5% at December 30, 2000). The agreement contains restrictive covenants including prohibiting payment of dividends without the bank's prior consent. There were no borrowings against the credit line at December 30, 2000. We intend to renew the line of credit in October 2001 assuming that terms continue to be acceptable.

 5. COMMITMENTS AND CONTINGENCIES

  Lease Agreements

     We lease our operating facilities under a noncancelable operating lease. The lease expires in 2002 and contains renewal options. Rent expense, net of sublease income, totaled $289,000, $282,000 and $331,000 for the years ended December 30, 2000, January 1, 2000 and January 2, 1999 respectively. Rental income related to a facility sublease was $262,000, $183,000 and $182,000 for the years ended December 30, 2000, January 1, 2000 and January 2, 1999, respectively.

     Future minimum lease payments and income under current operating leases at December 30, 2000 are summarized as follows (in thousands):

                          OPERATING       SUBLEASE    NET OPERATING
     FISCAL YEAR        LEASE PAYMENTS     INCOME     LEASE PAYMENTS
     -----------        --------------    --------    --------------
         2001                 554            11             543
         2002                  93            --              93
                             ----           ---            ----
                             $647           $11            $636
                             ====           ===            ====

  License Agreements

     The Company is obligated to pay royalties equivalent to 4% and 7.5% of sales on certain products under certain license agreements. Royalty expense was $21,000, $42,000 and $125,000 for the years ended December 30, 2000, January 1, 2000 and January 2, 1999, respectively.

  Contingencies

     From time to time, the Company may be engaged in certain administrative proceedings, incidental to its normal business activities. Management believes that liabilities resulting from such proceedings, or claims which are pending or known to be threatened, are adequately covered by liability insurance and will not have a material adverse effect on the Company's financial position or results of operations.

 6. STOCKHOLDERS' EQUITY

CONVERTIBLE PREFERRED STOCK

     During 1996, we amended our Articles of Incorporation to authorize 2,000,000 shares of undesignated preferred stock. Preferred Stock may be issued from time to time in one or more series. As of December 30, 2000, we had no preferred stock issued and outstanding.

TREASURY STOCK

     In December 1998, we instituted a stock repurchase program whereby up to 150,000 shares of our Common Stock may be repurchased in the open market. We plan to utilize all of the reacquired shares for reissuance in connection with our employee stock program. We repurchased 76,000 shares of Common Stock for $315,000 in 1999.

                               IRIDEX CORPORATION

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

  1995 Director Option Plan

     In October 1995, we adopted the 1995 Director Option Plan (the "Director Plan"), under which members of the Board of Directors are granted options to purchase 11,250 shares upon the first to occur of their appointment or the adoption of the Director Plan ("First Option") and an option to purchase 3,750 shares ("Subsequent Option") on July 1 of each year thereafter provided that he or she has served on the Board for at least the preceding six months. The options granted are at fair market value on the date of grant. The First Option becomes exercisable as to one-twelfth ( 1/12) of the shares subject to the First Option for each quarter over a three-year period. Each Subsequent Option becomes exercisable as to one-fourth ( 1/4) of the shares subject to the Subsequent Option for each quarter, commencing one quarter after the First Option and any previously granted Subsequent Options have become fully exercisable. Options granted under the Director Plan have a term of 10 years.

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

  1995 Employee Stock Purchase Plan

     Our 1995 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors in October 1995. On April 28, 1997, the shareholders approved an amendment to increase the total number of

                               IRIDEX CORPORATION
shares of common stock for issuance under the Purchase Plan from 50,000 to 100,000. The Purchase Plan permits eligible employees (including officers and employee directors) to purchase Common Stock through payroll deductions, which may not exceed 10% of an employee's compensation. No employee may purchase more than $25,000 worth of stock in any calendar year or more than 1,000 shares of Common Stock in any twelve-month period. The price of shares purchased under the Purchase Plan is 85% of the lower of the fair market value of the Common Stock at the beginning of the offering period or the end of the offering period. The Purchase Plan will terminate in 2005, unless terminated sooner by the Board of Directors.

     Information with respect to activity under these option plans are set forth below (in thousands except share and per share data):

                                                                     OUTSTANDING               WEIGHTED
                                                          SHARES       OPTIONS                 AVERAGE
                                                         AVAILABLE     NUMBER      AGGREGATE   EXERCISE
                                                         FOR GRANT    OF SHARES      PRICE      PRICE
                                                         ---------   -----------   ---------   --------
Balances, December 31, 1997............................   243,559       961,787     $ 4,860     $5.05
  Additional shares reserved...........................   310,000            --          --        --
  Options granted at market price......................  (936,889)      936,889       4,628      4.94
  Options exercised....................................                  (9,101)        (38)     4.18
  Options terminated...................................   572,074      (572,074)     (4,031)     7.05
                                                         --------     ---------     -------
Balances, January 2, 1999..............................   188,744     1,317,501       5,419      4.11
  Additional shares reserved...........................   150,000            --          --        --
  Options granted at market price......................  (218,394)      218,394       1,128      5.16
  Options exercised....................................                 (47,568)       (107)     1.89
  Options expired......................................   (11,819)
  Options terminated...................................    81,134       (81,134)       (364)     4.45
                                                         --------     ---------     -------
Balances, January 1, 2000..............................   189,665     1,407,193       6,076      4.31
                                                         --------     ---------     -------
  Additional shares reserved...........................   260,000            --          --        --
  Options granted at market price......................  (384,700)      384,700       3,570      9.28
  Options exercised....................................                (120,173)       (318)     2.64
  Options expired......................................   (82,560)
  Options terminated...................................   181,407      (181,407)     (1,036)     5.71
                                                         --------     ---------     -------
Balances, December 30, 2000............................   163,812     1,490,313     $ 8,292     $5.56
                                                         ========     =========     =======

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

                               IRIDEX CORPORATION

     The following table summarizes information with respect to stock options outstanding at December 30, 2000:

                                OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                 -------------------------------------------------   ------------------------------
                               WEIGHTED AVERAGE                        NUMBER
                   NUMBER         REMAINING       WEIGHTED AVERAGE   EXERCISABLE   WEIGHTED AVERAGE
   RANGE OF      OUTSTANDING   CONTRACTUAL LIFE       EXERCISE           AT            EXERCISE
EXERCISE PRICES  AT 12/30/00       (YEARS)             PRICE          12/30/00          PRICE
---------------  -----------   ----------------   ----------------   -----------   ----------------
$ 0.16 - $ 0.16      13,791          1.11              $ 0.16           13,791          $ 0.16
$ 1.00 - $ 1.00     136,830          3.71                1.00          136,830            1.00
$ 2.00 - $ 2.00      51,750          4.80                2.00           51,750            2.00
$ 3.93 - $ 5.75     779,942          7.14                4.35          432,246            4.41
$ 6.25 - $ 9.25     420,000          8.20                8.69          115,896            8.21
$ 9.50 - $13.62      76,750          9.59               11.52              360           12.75
$14.88 - $14.88      11,250          5.50               14.88           11,250           14.88
                  ---------                            ------          -------          ------
$ 0.16 - $14.88   1,490,313                              5.56          762,123            4.29
                  =========                                            =======

     At January 1, 2000 and January 2, 1999 options to purchase 624,025 and 393,046 shares of Common Stock were exercisable at weighted average exercise prices of $3.53 and $2.43, respectively.

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

     The fair value of each option grant has been estimated on the date of grant using the Black-Scholes multiple option pricing model with the following weighted average assumptions:

                                           2000                  1999                  1998
                                    ------------------    ------------------    ------------------
                                    GROUP A    GROUP B    GROUP A    GROUP B    GROUP A    GROUP B
                                    -------    -------    -------    -------    -------    -------
Risk-free Interest Rates..........    6.00%      6.19%      5.58%      5.34%      4.82%      4.79%
Expected Life from Date of               3
  Vesting.........................  yrs...     2 yrs.     3 yrs.     2 yrs.     3 yrs.     2 yrs.
Volatility........................    0.78       0.78       0.78       0.78       0.78       0.78
Dividend Yield....................      --         --         --         --         --         --

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

     The weighted average grant-date fair value per share of those options granted in 2000, 1999 and 1998 was $5.96, $3.37 and $3.12, respectively.

     We have also estimated the fair value for the purchase rights issued under our 1995 Employee Stock Purchase Plan, under the Black-Scholes valuation model using the following assumptions for 1999, 1998 and 1997:

                                                                2000        1999        1998
                                                              --------    --------    --------
Risk-free Interest Rates....................................      5.67%       4.91%       5.61%
Expected Life...............................................  0.5 year    0.5 year    0.5 year
Volatility..................................................      0.78        0.78        0.78
Dividend Yield..............................................        --          --          --

     The weighted average grant-date fair value per share of those purchase rights granted in 2000, 1999 and 1998 was $2.94, $1.55 and $3.33, respectively.

                               IRIDEX CORPORATION

     The following pro forma income information has been prepared following the provisions of SFAS No. 123:

                                                                2000        1999        1998
                                                              --------    --------    --------
                                                              (AMOUNTS IN THOUSANDS EXCEPT PER
                                                                        SHARE DATA)
Net income -- as reported...................................   $2,416      $1,618      $1,748
Net income -- pro forma.....................................   $1,640      $  768      $  815
Net income per common share -- as reported..................   $ 0.36      $ 0.25      $ 0.27
Net income per common share -- pro forma....................   $ 0.25      $ 0.12      $ 0.13
Diluted net income per common share -- as reported..........   $ 0.33      $ 0.24      $ 0.26
Diluted net income per common share -- pro forma............   $ 0.22      $ 0.11      $ 0.12

 7. EMPLOYEE BENEFIT PLAN

     We have a plan known as the IRIS Medical Instruments 401(k) trust to provide retirement benefits through the deferred salary deductions for substantially all employees. Employees may contribute up to 15% of their annual compensation to the plan, limited to a maximum amount set by the Internal Revenue Service. The plan also provides for Company contributions at the discretion of the Board of Directors. On April 1, 2000 the Company commenced a Company match for the 401(k) in the amount of 50% of employee contributions up to an annual maximum of $1,000 per year. Company contributions in fiscal 2000 totaled $64,000. No contributions were made in fiscal 1999 or fiscal 1998.

 8. INCOME TAXES

     The provision for income taxes includes:

                                                   YEAR ENDED     YEAR ENDED    YEAR ENDED
                                                  DECEMBER 30,    JANUARY 1,    JANUARY 2,
                                                      2000           2000          1999
                                                  ------------    ----------    ----------
                                                               (IN THOUSANDS)
Current:
  Federal.......................................     $  986         $1,323         $425
  State.........................................         28            286           67
                                                      1,014          1,609          492
Deferred:
  Federal.......................................        (96)          (613)         105
  State.........................................         22           (233)         (14)
                                                     ------         ------         ----
                                                        (74)          (846)         (91)
                                                     ------         ------         ----
     Income tax provision.......................     $  940         $  763         $583
                                                     ======         ======         ====

                               IRIDEX CORPORATION

     The Company's effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

                                                   YEAR ENDED     YEAR ENDED    YEAR ENDED
                                                  DECEMBER 30,    JANUARY 1,    JANUARY 2,
                                                      2000           2000          1999
                                                  ------------    ----------    ----------
                                                               (IN THOUSANDS)
Income tax provision at statutory rate..........       34%            34%           34%
State income taxes, net of federal benefit......        6%             6%            3%
Tax exempt interest.............................       (3)%           (3)%          (5)%
Research and experimental credits...............      (10)%          (10)%          (5)%
Other...........................................        1%             5%           (2)%
                                                      ---            ---            --
Effective tax rate..............................       28%            32%           25%
                                                      ===            ===            ==

     The tax effect of temporary differences and carry-forwards that give rise to significant portions of the net deferred tax assets are presented below (in thousands):

                                                              DECEMBER 30,    JANUARY 1,
                                                                  2000           2000
                                                              ------------    ----------
Fixed assets................................................     $  487         $  464
Accrued liabilities.........................................        467            436
Allowance for excess and obsolete inventories...............        151            147
Research credit.............................................        329            116
State tax...................................................         --             47
Allowance for doubtful accounts.............................        186            194
Other.......................................................        (28)           114
                                                                 ------         ------
Net deferred tax asset......................................     $1,592         $1,518
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

     In the years ended December 30, 2000, January 1, 2000 and January 2, 1999, no customer individually accounted for more than 10% of our revenue.

     Revenue information shown in thousands by geographic region is as follows:

                                                    DECEMBER 30,    JANUARY 1,    JANUARY 2,
                                                        2000           2000          1999
                                                    ------------    ----------    ----------
United States.....................................    $21,549        $16,533       $15,017
Europe............................................      5,658          4,673         4,503
Rest of Americas..................................      1,283          1,689         1,552
Asia/Pacific Rim..................................      4,947          3,957         2,572
                                                      -------        -------       -------
                                                      $33,437        $26,852       $23,644
                                                      =======        =======       =======

     Revenues are attributed to countries based on location of customers.

                               IRIDEX CORPORATION

     In the years ended December 30, 2000, January 1, 2000 and January 2, 1999, no country individually accounted for more than 10% of our sales, except for the United States, which accounted for 64.4 % of sales in 2000, 61.6% in 1999 and 63.5% in 1998.

     Information on reportable segments for the three years ended December 30, 2000, January 1, 2000 and January 2, 1999 is as follows:

                                                YEAR ENDED           YEAR ENDED           YEAR ENDED
                                            DECEMBER 30, 2000     JANUARY 1, 2000      JANUARY 2, 1999
                                            ------------------   ------------------   ------------------
                                             LASER                LASER                LASER
                                            MEDICAL    LASER     MEDICAL    LASER     MEDICAL    LASER
                                            DEVICES   RESEARCH   DEVICES   RESEARCH   DEVICES   RESEARCH
                                            -------   --------   -------   --------   -------   --------
Sales.....................................  $32,838     $599     $26,392     $460     $22,339    $1,305
Depreciation and amortization.............      881       12         705       16         627        26
Interest income...........................      552       --         469       --         483        --
Income before provision for income
  taxes...................................    2,901      455       2,146      235       1,504       827

     Income before provision for income taxes of the laser research segment does not include indirect costs of manufacturing, research and development and selling, general and administrative costs. Such costs are not allocated and therefore are included in the Laser Medical Device segment.

     The Company's assets and liabilities are not evaluated on a segment basis. Accordingly, no disclosure on segment assets and liabilities is provided.

10. COMPUTATION OF NET INCOME PER COMMON SHARE AND PER DILUTED COMMON SHARE

     A reconciliation of the numerator and denominator of net income per common share and diluted net income per common share is provided as follows (in thousands, except per share amounts):

                                                           YEAR ENDED     YEAR ENDED    YEAR ENDED
                                                          DECEMBER 30,    JANUARY 1,    JANUARY 2,
                                                              2000           2000          1999
                                                          ------------    ----------    ----------
Numerator -- Net income per common share and per diluted
  common share
Net income..............................................     $2,416         $1,618        $1,748
                                                             ------         ------        ------
Denominator -- Net income per common share
  Weighted average common stock outstanding.............      6,637          6,503         6,480
                                                             ------         ------        ------
Net income per common share.............................     $ 0.36         $ 0.25        $ 0.27
                                                             ------         ------        ------
Denominator -- Diluted net income per common share
  Weighted average common stock outstanding.............      6,637          6,503         6,480
Effect of dilutive securities
  Weighted average common stock options.................        648            346           285
                                                             ------         ------        ------
Total weighted average stock and options outstanding....      7,285          6,849         6,765
                                                             ------         ------        ------
  Diluted net income per common share...................     $ 0.33         $ 0.24        $ 0.26
                                                             ======         ======        ======

     During 2000, 1999 and 1998, there were 62,930, 431,077, and 300,500 outstanding options to purchase shares, respectively, at a weighted average exercise price of $9.82, $5.28, and $7.69 per share, respectively, were not included in the computations of diluted net income per common share since, in each, case the exercise price of the common shares exceeded the market price of the related options.

                               IRIDEX CORPORATION

11. SELECTED QUARTERLY FINANCIAL DATA, (UNAUDITED)

                                                                           QUARTER
                                                              ---------------------------------
                                                              FIRST    SECOND   THIRD    FOURTH
                                                              ------   ------   ------   ------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
Year Ended December 30, 2000
  Sales (revised)(1)........................................  $8,215   $8,808   $8,520   $7,894
  Sales (as previously reported)(1).........................  $8,192   $8,785   $8,498   $7,962
  Gross profit..............................................  $4,810   $5,103   $4,680   $4,206
  Net income................................................  $  711   $  716   $  561   $  428
  Net income per common share...............................  $ 0.11   $ 0.11   $ 0.08   $ 0.06
  Diluted net income per common share.......................  $ 0.09   $ 0.10   $ 0.08   $ 0.06
Year Ended January 1, 2000
  Sales (revised)(1)........................................  $5,715   $6,485   $6,317   $8,335
  Sales (as previously reported)(1).........................  $5,697   $6,463   $6,295   $8,307
  Gross profit..............................................  $3,081   $3,552   $3,524   $4,817
  Net income................................................  $  185   $  325   $  325   $  783
  Net income per common share...............................  $ 0.03   $ 0.05   $ 0.05   $ 0.12
  Diluted net income per common share.......................  $ 0.03   $ 0.05   $ 0.05   $ 0.11

---------------
(1) Sales and cost of sales figures have been revised as a result of the retroactive adoption of EITF 00-10 "Accounting for Shipping and Handling Fees and Costs."

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Certain information required by Part III has been omitted from this Form 10-K. This information is instead incorporated by reference to our definitive proxy statement (the "Proxy Statement"), which we will file within 120 days after the end of our fiscal year pursuant to Regulation 14A in time for our Annual Meeting of Stockholders to be held June 6, 2001.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding our directors is incorporated by reference to "Election of Directors -- Nominees" in our Proxy Statement for the Company's 2000 Annual Meeting of Stockholders. The information concerning our current executive officers is found under the caption "Executive Officers of the Registrant" in Part I hereof is also incorporated by reference into this Item 10.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to "Certain Relationships and Related Transactions" in our Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed in Part II of this Annual Report on Form 10-K:

                                                                   PAGE IN
                                                                  FORM 10-K
                                                                   REPORT
                                                                  ---------
    1. FINANCIAL STATEMENTS
       Report of Independent Accountants........................     28
       Consolidated Balance Sheets as of December 30, 2000 and
         January 1, 2000........................................     29
       Consolidated Statements of Income for the years ended
         December 30, 2000, January 1, 2000 and January 2,
         1999...................................................     30
       Consolidated Statements of Stockholders' Equity for the
         years ended December 30, 2000, January 1, 2000 and
         January 2, 1999........................................     31
       Consolidated Statements of Cash Flows for the years ended
         December 30, 2000, January 1, 2000 and January 2,
         1999...................................................     32
       Consolidated Statements of Comprehensive Income for the
         years ended December 30, 2000, January 1, 2000 and
         January 2, 1999........................................     33
       Notes to Consolidated Financial Statements...............     34
    2. FINANCIAL STATEMENT SCHEDULE
       The following financial statement schedule is included in
         Item 14(d):
         Schedule II - Valuation and Qualifying Accounts........     50

     Other schedules have been omitted because they are either not required, not applicable, or the required information is included in the consolidated financial statements or notes thereto.

     3. EXHIBITS

    EXHIBITS                          EXHIBIT TITLE
    --------                          -------------
    3.1(1)     Amended and Restated Certificate of Incorporation of
               Registrant.
    3.2(3)     Amended and Restated Bylaws of Registrant.
    10.1(1)    Form of Indemnification Agreement with directors and
               officers.
    10.2(1)    Amended and Restated 1989 Incentive Stock Plan and form of agreement thereunder.
    10.3(1)    1995 Employee Stock Purchase Plan, as amended and form of
               agreement thereunder.
    10.4(1)    1995 Director Option Plan and form of agreement thereunder.
    10.5(1)    1995 Profit Sharing Plan.
    10.6(1)    Third Restated Registration Rights Agreement dated as of
               October 27, 1995 by and among Registrant and certain
               individuals and entities named therein.
    10.7(1)    Lease Agreement dated December 6, 1996 by and between
               Zappettini Investment Co. and the Registrant.
    10.8(1)    Business Loan Agreement dated October 4, 1995 between
               Mid-Peninsula Bank and the Registrant.
    10.9(4)    1998 Stock Option Plan, as amended.
    10.10(2)*  Development and Distribution Agreement dated as of May 28,
               1996 between Miravant, Inc. (formerly PDT, Inc.) and the
               Company.
    21.1(1)    Subsidiaries of Registrant.
    23.1       Consent of Independent Accountants.
    24.1       Power of Attorney (See page 49).

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

(b) REPORTS ON FORM 8-K

     We filed a Current Report on Form 8-K on December 7, 2000 with the Securities and Exchange Commission to report the issuance of a press release announcing lower than expected earnings for our fourth fiscal quarter of 2000.

TRADEMARK ACKNOWLEDGMENTS

     IRIDEX, the IRIDEX logo, IRIS Medical, OcuLight, SmartKey, and EndoProbe are our registered trademarks. IRIDERM, G-Probe, DioPexy, DioVet, TruFocus, TrueCW, UltraView and DioLite 532 product names are our trademarks. All other trademarks or trade names appearing in the Form 10-K are the property of their respective owners.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 30th day of March, 2001.

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

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----

              /s/ THEODORE A. BOUTACOFF                  President, Chief Executive     March 30, 2001
-----------------------------------------------------       Officer, and Director
               (Theodore A. Boutacoff)                  (Principal Executive Officer)

                 /s/ ROBERT KAMENSKI                     Chief Financial Officer and    March 30, 2001
-----------------------------------------------------  Vice President, Administration
                  (Robert Kamenski)                       (Principal Financial and
                                                             Accounting Officer)

                /s/ JAMES L. DONOVAN                      Vice President, Corporate     March 30, 2001
-----------------------------------------------------     Business Development and
                 (James L. Donovan)                               Director

               /s/ ROBERT K. ANDERSON                             Director              March 30, 2001
-----------------------------------------------------
                (Robert K. Anderson)

               /s/ WILLIAM BOEGER, III                            Director              March 30, 2001
-----------------------------------------------------
                (William Boeger, III)

                /s/ DONALD L. HAMMOND                             Director              March 30, 2001
-----------------------------------------------------
                 (Donald L. Hammond)

                 /s/ JOSHUA MAKOWER                               Director              March 30, 2001
-----------------------------------------------------
                  (Joshua Makower)

                  /s/ JOHN M. NEHRA                         Chairman of the Board       March 30, 2001
-----------------------------------------------------
                   (John M. Nehra)

                                                                     SCHEDULE II

                      IRIDEX CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                 BALANCE AT     CHARGED TO                   BALANCE
                                                BEGINNING OF    COSTS AND                   AT END OF
                 DESCRIPTION                     THE PERIOD      EXPENSES     DEDUCTIONS    THE PERIOD
                 -----------                    ------------    ----------    ----------    ----------
Balance for the year ended January 2, 1999:
  Allowance for doubtful accounts
     receivable...............................      $305           $113         $ (91)         $327
  Provision for inventory.....................      $ --           $437         $(253)         $182
Balance for the year ended January 1, 2000:
  Allowance for doubtful accounts
     receivable...............................      $327           $128         $ (59)         $396
  Provision for inventory.....................      $182           $197         $  (5)         $374
Balance for the year ended December 30, 2000:
  Allowance for doubtful accounts
     receivable...............................      $396           $131         $ (46)         $481
  Provision for inventory.....................      $374           $285         $  --          $659

                                 EXHIBIT INDEX

    EXHIBITS                          EXHIBIT TITLE
    --------                          -------------
    3.1(1)     Amended and Restated Certificate of Incorporation of
               Registrant.
    3.2(3)     Amended and Restated Bylaws of Registrant.
    10.1(1)    Form of Indemnification Agreement with directors and
               officers.
    10.2(1)    Amended and Restated 1989 Incentive Stock Plan and form of agreement thereunder.
    10.3(1)    1995 Employee Stock Purchase Plan, as amended and form of
               agreement thereunder.
    10.4(1)    1995 Director Option Plan and form of agreement thereunder.
    10.5(1)    1995 Profit Sharing Plan.
    10.6(1)    Third Restated Registration Rights Agreement dated as of
               October 27, 1995 by and among Registrant and certain
               individuals and entities named therein.
    10.7(1)    Lease Agreement dated December 6, 1996 by and between
               Zappettini Investment Co. and the Registrant.
    10.8(1)    Business Loan Agreement dated October 4, 1995 between
               Mid-Peninsula Bank and the Registrant.
    10.9(4)    1998 Stock Option Plan, as amended.
    10.10(2)*  Development and Distribution Agreement dated as of May 28,
               1996 between Miravant, Inc. (formerly PDT, Inc.) and the
               Company.
    21.1(1)    Subsidiaries of Registrant.
    23.1       Consent of Independent Accountants.
    24.1       Power of Attorney (See page 49).

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