Form 10-Q
period 2001-03-31
IRIDEX CORP
filed 2001-05-15
CIK 1006045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2001

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

                     (1) Yes [X] No [ ]; (2) Yes [X] No [ ]

The number of shares of Common Stock, $.01 par value, issued and outstanding as of May 7, 2001 was 6,764,375.

                               IRIDEX CORPORATION

                                TABLE OF CONTENTS

                                                                                   Page
                                                                                   ----
PART I.   FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

          Condensed Consolidated Balance Sheets as of March 31, 2001
          and December 30, 2000                                                      3

          Condensed Consolidated Statements of Operations for the three months
          ended March 31, 2001 and April 1, 2000                                     4

          Condensed Consolidated Statements of Cash Flows for the three months
          ended March 31, 2001 and April 1, 2000                                     5

          Condensed Consolidated Statements of Comprehensive Income (Loss) for
          the three months ended March 31, 2001 and April 1, 2000                    6

          Notes to Condensed Consolidated Financial Statements                       7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                                  9

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                18


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                         20

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                                 20

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                           20

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                         20

ITEM 5.   OTHER INFORMATION                                                         20

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                          20

SIGNATURE                                                                           21

                               IRIDEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                           MARCH 31,    DECEMBER 30,
                                                             2001          2000
                                                          -----------   -----------
                                 ASSETS                   (UNAUDITED)
                                 ------
Current assets:
   Cash and cash equivalents .......................        $ 7,548        $ 9,998
   Available-for-sale securities ...................          4,256          2,996
   Accounts receivable, net ........................          6,536          8,010
   Inventories .....................................          9,268          9,721
   Prepaids and other current assets ...............            895            805
                                                            -------        -------
      Total current assets .........................         28,503         31,530

   Property and equipment, net .....................          1,908          1,903
   Deferred income taxes ...........................          1,592          1,592
                                                            -------        -------
      Total assets .................................        $32,003        $35,025
                                                            =======        =======

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

Current liabilities:
   Accounts payable ................................        $ 1,264        $ 1,408
   Accrued expenses ................................          1,953          3,117
                                                            -------        -------
      Total liabilities ............................          3,217          4,525
                                                            -------        -------
Stockholders' equity:
   Common stock ....................................             68             67
   Additional paid-in capital ......................         22,790         22,691
   Accumulated other comprehensive income ..........             13             10
   Retained earnings ...............................          5,915          7,732
                                                            -------        -------
      Total stockholders' equity ...................         28,786         30,500
                                                            -------        -------
      Total liabilities and stockholders' equity ...        $32,003        $35,025
                                                            =======        =======

















         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IRIDEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                                THREE MONTHS ENDED
                                                                             MARCH 31,        APRIL 1,
                                                                               2001             2000
                                                                             ---------        --------
Sales ................................................................        $ 5,735         $ 8,021
Cost of sales ........................................................          3,372           3,363
                                                                              -------         -------
   Gross Profit ......................................................          2,363           4,658
                                                                              -------         -------
Operating expenses:
   Research and development ..........................................          1,312           1,088
   Selling, general and administrative ...............................          2,798           2,646
                                                                              -------         -------
Total operating expenses .............................................          4,110           3,734
                                                                              -------         -------
Operating income (loss) from continuing operations ...................         (1,747)            924
Interest and other income (expense), net .............................            140             136
                                                                              -------         -------
   Income (loss) from continuing operations before benefit from
     (provision) for income taxes ....................................         (1,607)          1,060

Benefit from (provision) for income taxes ............................            683            (334)
                                                                              -------         -------
   Income (loss) from continuing operations ..........................           (924)            726
   Discontinued operations (Note 4):
   Loss from operations of discontinued Laser Research segment (net of
     applicable income tax benefit of $124 and $0, respectively) .....           (204)            (15)
   Loss on disposal of Laser Research segment, including provision of
     $63 for operating losses during phase-out period (net of
     applicable income tax benefit of $ 418)..........................           (689)             --
                                                                              -------         -------
   Net income (loss) .................................................        $(1,817)        $   711
                                                                              -------         -------
Basic net income (loss) per share:
   Continuing operations .............................................        $ (0.14)        $  0.11
   Discontinued operations ...........................................          (0.13)           0.00
                                                                              -------         -------
Basic net income (loss) per share: ...................................        $ (0.27)        $  0.11
                                                                              =======         =======
Shares used in per common shares basic calculations ..................          6,712           6,619
                                                                              =======         =======
Diluted net income (loss) per share:
   Continuing operations .............................................        $ (0.14)        $  0.10
   Discontinued operations ...........................................          (0.13)           0.00
                                                                              -------         -------
Diluted net income (loss) per share: .................................        $ (0.27)        $  0.10
                                                                              =======         =======
Shares used in per common share diluted calculations .................          6,712           7,374
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

                               IRIDEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                 THREE MONTHS ENDED
                                                                             MARCH 31,         APRIL 1,
                                                                               2001              2000
                                                                             ---------        ---------
Cash flows from operating activities:
   Net income (loss) ................................................        $ (1,817)        $    711
   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) continuing operations:
      Discontinued operations .......................................             564               --
      Depreciation and amortization .................................             204              261
      Provision for doubtful accounts ...............................              --               42
      Changes in operating assets and liabilities:
         Accounts receivable ........................................           1,466              (91)
         Inventories ................................................            (221)             (94)
         Prepaids and other current assets ..........................             (93)             (21)
         Accounts payable ...........................................            (212)              16
         Accrued expenses ...........................................            (947)            (329)
                                                                             --------         --------
      Net cash provided by (used) in continuing operations ..........          (1,056)             495
                                                                             --------         --------
Cash flows from investing activities:
    Purchases of available-for-sale securities ......................          (1,368)            (848)
    Proceeds from maturity of available-for-sale securities .........             111            1,652
    Acquisition of property and equipment ...........................            (237)            (155)
                                                                             --------         --------
      Net cash provided by (used) in investing activities ...........          (1,494)             649
                                                                             --------         --------
Cash flows from financing activities:
    Issuance of common stock, net ...................................             100              146
                                                                             --------         --------
      Net cash provided by financing activities .....................             100              146
                                                                             --------         --------
         Net increase (decrease) in cash and cash equivalents .......          (2,450)           1,290

Cash and cash equivalents at beginning of period ....................           9,998            9,645
                                                                             --------         --------
Cash and cash equivalents at end of period ..........................        $  7,548         $ 10,935
                                                                             ========         ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
        Change in unrealized gains (losses) on
          available-for-sale securities .............................        $      3         $     (1)







         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IRIDEX CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED
                                                                  MARCH 31,     APRIL 1,
                                                                    2001          2000
                                                                  ---------     --------
Net income (loss)............................................      $(1,817)       $711
Other comprehensive income (loss):
   Change in unrealized gain (loss) on
      available-for-sale securities..........................            3          (1)
                                                                   -------        ----
Comprehensive income (loss)..................................      $(1,814)       $710
                                                                   =======        ====



























         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IRIDEX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of IRIDEX Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 30, 2001. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results for the year ending December 29, 2001 or any future interim period.

2.   INVENTORIES CONSIST OF THE FOLLOWING (IN THOUSANDS) :

                                         MARCH 31,    DECEMBER 30,
                                           2001          2000
                                       -----------    ------------
                                       (unaudited)
Raw materials and work in progress        $5,073         $6,168
Finished goods ...................         4,195          3,553
                                          ------         ------
Total inventories ................        $9,268         $9,721
                                          ======         ======

3.   COMPUTATIONS OF NET INCOME (LOSS) PER COMMON SHARE AND DILUTED NET INCOME
     (LOSS) PER COMMON SHARE

     Basic and diluted net income (loss) per share are computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income
(loss) per share excludes potential common stock if their effect is anti-dilutive. Potential common stock consists of incremental common shares issuable upon the exercise of stock options.

     A reconciliation of the numerator and denominator of net income (loss) per common share and diluted net income (loss) per common share is as follows (in thousands, except per share amounts):

                                                                      THREE MONTHS ENDED
                                                                   MARCH 31,       APRIL 1,
                                                                     2001            2000
                                                                  -----------     -----------
                                                                  (unaudited)     (unaudited)
Numerator
Income (loss) from continuing operations ...................        $  (924)        $   726
Income (loss) from discontinued operations .................           (893)            (15)
                                                                    -------         -------
Net income (loss) ..........................................        $(1,817)        $   711
                                                                    =======         =======
Denominator -- Basic
   Weighted average common stock outstanding ...............          6,712           6,619
                                                                    =======         =======
Basic income (loss) per share from continuing operations ...        $ (0.14)        $  0.11
Basic income (loss) per share from discontinued operations .          (0.13)          (0.00)
                                                                    -------         -------
Basic income (loss) per share ..............................        $ (0.27)        $  0.11
                                                                    =======         =======

Denominator -- Diluted
   Weighted average common stock outstanding ...............          6,712           6,619
Effect of dilutive securities
   Weighted average common stock options ...................             --             755
                                                                    -------         -------
Total weighted average stock and options outstanding .......          6,712           7,374
                                                                    =======         =======
Diluted income (loss) per share from continuing operations .        $ (0.14)        $  0.10
Diluted income (loss) per share from discontinued operations          (0.13)          (0.00)
                                                                    -------         -------
Diluted income (loss) per share ............................        $ (0.27)        $  0.10
                                                                    =======         =======

     For the three months ended April 1, 2000 all options outstanding were included in the computation of diluted net income (loss) per common share. For the three months ended March 31, 2001, options to purchase 625,406 shares at a weighted average exercise price of $8.54 were outstanding, but were not included in the computation of diluted net income (loss) per common share because of the Company's net loss. These options could dilute earnings per share in future periods.

4.   DISCONTINUED OPERATIONS

     In April 2001, management decided to discontinue the Laser Research segment. Revenues of this segment totalled $25,000 and $196,000 for the three months ended March 31, 2001 and April 1, 2000, respectively. Costs and operating expenses of this segment totalled $918,000 and $211,000 for the three months ended March 31, 2001 and April 1, 2000, respectively. The total loss on discontinued operations of $893,000 (net of a $542,000 income tax benefit) for the three months ended March 31, 2001 consisted primarily of inventory and sales return costs. No assets or liabilities of the Laser Research segment remain and no proceeds are expected from the disposition of this segment.

5.   INCOME TAXES

     The Company uses the liability method to account for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes for the three month period ended April 1, 2000 was based on an estimated effective income tax rate of 32% for the fiscal year ending December 30, 2000. For the three months ended March 31, 2001, the effective tax benefit rate from continuing operations was 42%.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as those relating to level of international sales; future sales growth; timing of the introduction of the Apex 800; resolution of key component shortages; resolution of reimbursement issues; anticipated increases in manufacturing, research and development and sales, general and administrative expenses; anticipated decreases and fluctuations in gross margins; and future liquidity. Actual results could differ materially from those set forth in such forward-looking statements as a result of the factors set forth under "Factors That May Affect Future Operating Results" and other risks detailed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2001 and detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of net sales of certain items in our income statement for the periods indicated.

                                                                               THREE MONTHS ENDED
                                                                            MARCH 31,       APRIL 1,
                                                                              2001            2000
                                                                            ---------       --------
Sales ..............................................................          100.0%         100.0%
Cost of sales ......................................................           58.8           41.9
                                                                              -----          -----
   Gross profit ....................................................           41.2           58.1
                                                                              -----          -----
Operating expenses:
   Research and development ........................................           22.9           13.6
   Sales, general and administrative ...............................           48.8           33.0
                                                                              -----          -----
      Total operating expenses .....................................           71.7           46.6
                                                                              -----          -----
Operating income (loss) from continuing operations .................          (30.5)          11.5
Other income, net ..................................................            2.5            1.7
                                                                              -----          -----
Income (loss) from continuing operations before provision for
  income taxes .....................................................          (28.0)          13.2
Benefit (provision) for income taxes ...............................           11.9           (4.2)
                                                                              -----          -----
Income (loss) from continuing Operations ...........................          (16.1)           9.0
Income (loss) from discontinued Operations (net of tax) ............          (15.6)           0.1
                                                                              -----          -----
Net income (loss) ..................................................          (31.7)%          8.9%
                                                                              =====          =====

     Note. Comparisons to the corresponding quarter of the prior year include adjustments to remove the operations of the discontinued segment.

     Sales. Our sales decreased 29% to $5.7 million for the three months ended March 31, 2001 from $8.0 million for the three months ended April 1, 2000. In general, the decrease in our sales was due to decreased unit sales, primarily for the OcuLight SLx for ophthalmology and the DioLite for dermatology, as a result of weakening economic conditions in the United States. More specifically, sales of our ophthalmology OcuLight SLx infrared products decreased as a result of uncertainties surrounding Medicare reimbursement for certain AMD procedures using our products. In addition, key component supply difficulties delayed shipments of our DioLite and, to a lesser extent, our OcuLight GL and GLx laser systems. As a result of these shipment delays, the Company closed the quarter with an increased backlog for such products and related delivery devices of approximately $500,000. The Company believes that sufficient quantities of the component will be available during the second quarter to satisfy both the first quarter backlog and the second quarter production requirements. Domestic sales of $3.1 million accounted for 54% of sales for the three months ended March 31, 2001 compared to $5.3 million or 66% of sales in the comparable 2000 period. The decrease in domestic sales was widespread with decreases in ophthalmology and dermatology as specifically mentioned above. International sales of $2.6 million accounted for 46% of sales for the three months ended March 31, 2001 compared to $2.8 million or 34% in the comparable 2000 period. The slight decrease in international sales was primarily due to decreases in sales of the OcuLight SLx for ophthalmology and the DioLite for dermatology, offset in part by increases in sales of peripheral devices and disposable probes. International ophthalmology product sales decreases were primarily in Europe, offset in part by an increase in sales to the Asian region. We expect revenues from international sales to continue to account for a substantial portion of our sales. We expect near term growth in sales to be primarily derived from sales of the Apex 800 hair removal laser for dermatology, which we expect to begin shipping in the second quarter of 2001. The Company has been actively working with local Medicare carriers to resolve the reimbursement issues which have impacted sales of SLx and related delivery devices. We expect favorable resolution of these issues late in 2001. We expect a near term reduction of sales of the OcuLight SLx and related delivery devices as compared to prior year equivalent levels due to the ongoing reimbursement uncertainty.

     Gross Profit. Our gross profit decreased 49% to $2.4 million for the three months ended March 31, 2001 from $4.7 million for the three months ended April 1, 2000. Gross profit as a percentage of net sales for the three months ended March 31, 2001 decreased to 41%, compared to 58% for the three months ended April 1, 2000, due primarily to the decreased sales volume of the OcuLight SLx and DioLite and the percentage decrease in domestic sales, all of which have higher gross profit margins. Domestic product sales have higher average sales prices, as they are transacted directly with the user-customer by a direct sales force, as compared to international product sales which are transacted through independent distributors. We expect to begin shipping the Apex 800 hair removal laser system in the second quarter of 2001. As a result, we expect the gross profit margin to drop slightly from the rate in the second quarter of 2000 since initial production costs for the Apex 800 are likely to cause a comparatively lower gross profit margin. We also expect our gross profit margins to continue to fluctuate due to changes in the relative proportions of domestic and international sales, mix of sales of existing products, pricing, product costs and a variety of other factors.

     Research and Development. Our research and development expenses increased by 21% to $1.3 million for the three months ended March 31, 2001 from $1.1 million for the three months ended April 1, 2000. Research and development expenses increased as a percentage of net sales to 23% for the three months ended March 31, 2001 from 14% for the comparable prior year three-month period. The increase in research and development expenses in absolute dollars during this period was primarily attributable to increases in personnel, clinical study expenses and other resources as we increased our product and applications development efforts. We expect these expenses for research and development to continue to increase in absolute dollars during the remainder of 2001 in connection with activities related to new products, such as the Apex 800, and clinical treatment development, such as the Transpupillary Thermotherapy (TTT) for AMD study. Research and development expenses as a percentage of net sales increased during this period due to the decrease in revenue relative to the rate of growth of research and development expenses.

     Sales, General and Administrative. Our sales, general and administrative expenses increased by 6% to $2.8 million for the three months ended March 31, 2001 from $2.7 million for the three months ended April 1, 2000. Sales, general and administrative expenses increased as a percentage of net sales to 49% for the three months ended March 31, 2001 from 33% for the comparable prior year three-month period. The increase in absolute dollars in sales, general and administrative expenses was primarily due to increased marketing efforts and the hiring of additional employees to support unit sales volumes for our medical products and administrative activities. We expect sales, general and administrative expenses to increase slightly in absolute dollars during the balance of 2001 to support the level of expected shipments and employees. Sales, general and administrative expenses as a percentage of net sales increased during this period due to the decrease in revenue relative to the rate of growth of sales, general and administrative expenses. We expect sales, general and administrative expenses as a percentage of net sales to decrease during the balance of 2001 as revenues increase.

     Income Taxes. For the three months ended March 31, 2001, the effective tax benefit rate from continuing operations was 42%. This rate differs from the federal statutory rate primarily due to state income taxes, offset by the utilization of tax credits, non-taxable available-for-sale security investments and tax benefits from our foreign sales corporation.

     Discontinued Operations. In April 2001, management decided to discontinue the Laser Research segment. Revenues of this segment totalled $25,000 and $196,000 for the three months ended March 31, 2001 and April 1, 2000, respectively. Costs and operating expenses of this segment totalled $918,000 and $211,000 for the three months ended March 31, 2001 and April 1, 2000, respectively. The total loss on discontinued operations of $893,000 (net of a $542,000 income tax benefit) for the three months ended March 31, 2001 consisted primarily of inventory and sales return costs. No assets or liabilities of the Laser Research segment remain and no proceeds are expected from the disposition of this segment.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, our primary sources of liquidity included cash and cash equivalents and available-for-sale securities in the aggregate amount of $11.8 million. In addition, we have available $2 million under our unsecured line of credit which bears interest at the bank's prime rate and expires in September 2001. As of March 31, 2001, no borrowings were outstanding under this credit facility.

     During the three months ended March 31, 2001, we consumed $2.5 million in cash and cash equivalents. During this period, operating activities consumed a net $1.1 million of cash. Uses of cash included a net loss of $1.8 million, a net increase in accounts payable and accrued expenses totalling $1.2 million and a net increase in inventory of $0.2 million, offset in part by sources of cash from operating activities which included a net decrease in accounts receivable of $1.5 million, discontinued operations of $0.6 million, and depreciation and amortization of $0.2 million.

     We consumed $1.5 million in cash in investing activities during the three months ended March 31, 2001, primarily from the net purchases of $1.3 million of available-for-sale securities and by the acquisition of $0.2 million of property and equipment.

     Net cash provided by financing activities during the three months ended March 31, 2001 was $0.1 million which consisted of the issuance of common stock.

     We believe that, based on current estimates, our cash and cash equivalents and available-for-sale securities together with cash generated from operations will be sufficient to meet our anticipated cash requirements for the next 12 months.

     In December 1998, we instituted a stock repurchase program whereby up to 150,000 shares of our Common Stock may be repurchased in the open market. We plan to utilize all of the reacquired shares for reissuance in connection with employee stock programs. No shares were repurchased during the three months ending March 31, 2001. To date, we have purchased 76,000 shares of our Common Stock under this program.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     We Rely on Continued Market Acceptance of Our Products. We currently market visible and infrared light semiconductor-based photocoagulator medical laser systems to the ophthalmic market. We also market a visible light semiconductor-based photocoagulator medical laser system to the dermatology market. We believe the continued and increased sales, if any, of these medical laser systems is dependent upon the following factors:

     ~ Product performance, procedures and price;

     ~ Opinions of medical advisors and associates;

     ~ Recommendations by ophthalmologists, dermatologists, clinicians, and their associated opinion leaders;

     ~ Performance of these laser systems and treatments which are a beneficial alternative to competing technologies and treatments;

     ~ The willingness of ophthalmologists and dermatologists to convert to semiconductor-based or infrared laser systems from visible argon gas or ion-based laser systems;

     ~ The level of reimbursement for treatments administered with our products;
       and

     ~ Our ability to introduce new products into these markets.

Any significant decline in market acceptance of our products would have a material adverse effect on our business, results of operations and financial condition. For example, we expect to introduce the Apex 800 in the second quarter of FY2001. Our stated expectations for future sales growth depends on market acceptance of this product. If the Apex 800 does not receive the level of market acceptance that we anticipate, our business, financial condition and results of operations could be materially and adversely effected.

     Our Market is Competitive. Competition in the market for devices used for ophthalmic and dermatological treatments is intense and is expected to increase. This market is also characterized by rapid technological innovation and change and our products could be rendered obsolete as a result of future innovations. Our competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. Our principal competitors in ophthalmology are Coherent, Inc., Nidek, Inc. ("Nidek"), Carl Zeiss, Inc. ("Zeiss"), Alcon International, Quantel and HGM Medical Laser Systems, Inc. ("HGM"). Of these companies, all currently offer a competitive semiconductor-based laser system in ophthalmology. Our principal competitors in dermatology are Laserscope and HGM. The Apex 800 laser hair removal system will compete with products from Coherent, Inc., Candela Corporation, ESC Medical Systems, Ltd. and Cynosure, Inc. Some competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. Such companies also have greater name recognition than us and long-standing customer relationships. In addition to other companies that manufacture photocoagulators, we compete with pharmaceutical solutions, other technologies and other surgical techniques. Some medical companies, academic and research institutions or others may develop new technologies or therapies that are more effective in treating conditions targeted by us or are less expensive than our current or future products. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

     We Face Risks of Manufacturing. The manufacture of our infrared and visible light photocoagulators and the related delivery devices is a highly complex and precise process. Completed systems must pass control and reliability tests before shipment. Although our OcuLight Systems and our DioLite 532 have been successfully introduced, we continue to face risks associated with manufacturing these products. Various difficulties may occur despite testing. Furthermore, we depend on third parties to manufacture substantially all of the components used in our products and have in the past experienced delays in manufacturing when a sole source supplier was unable to deliver components in volume and on a timely basis. Such a problem may reoccur. See "--We Depend on Key Manufacturers and Suppliers." As a result of these factors, we may not be able to continue to manufacture our existing products or future products on a cost-effective and timely basis.

     We Depend on Sole Source Or Limited Source Suppliers. We rely on third parties to manufacture substantially all of the components used in our products, although we assemble critical subassemblies and the final product at our facility in Mountain View, California. Some of our suppliers are relatively small private companies that may discontinue their operations at any time. There are risks associated with the use of independent manufacturers, including unavailability of or delays in obtaining adequate supplies of components, including optics, laser diodes, and crystals and potentially reduced control of quality, production costs and timing of delivery. We may experience difficulty identifying alternative sources of supply for certain components used in our products. For example, we experienced delays in shipping our green laser systems (such as the DioLite 532 for dermatology and the OcuLight GL and GLx for ophthalmology) during the first fiscal quarter of 2001 due to a supply shortage of a key component. We qualified a second source for this component during the first fiscal Quarter of 2001. The process of qualifying suppliers is ongoing and may be lengthy, particularly as new products are introduced. However, we have qualified two or more sources for most of the components used in our products. In addition, the use of alternate components may require design alterations which may delay installation and increase product costs. We have some long term or volume purchase agreements with our suppliers and currently purchase components on a purchase order basis. These components may not be available in the quantities required, on reasonable terms, or at all. Financial or other difficulties faced by our suppliers or significant changes in demand for these components or materials could limit their availability. Any failures by such third parties to adequately perform may delay the submission of products for regulatory approval, impair our ability to deliver products on a timely basis or otherwise impair our competitive position. Establishing our own capabilities to manufacture these components would be expensive and could significantly decrease our profit margins. Our business, results of operations and financial condition would be adversely affected if we were unable to continue to obtain components as required at a reasonable cost.

     We Depend on International Sales. We derive and expect to continue to derive a large portion of our revenue from international sales. In 2000 and 1999, our international sales were $11.7 million and $10.2 million, or 35% and 38%, respectively, of total sales. For the three months ended March 31, 2001 and April 1, 2000, our international sales were $2.6 million and $2.8 million, representing 46% and 34%, respectively, of total sales. A large portion of our revenues will continue to be subject to the risks associated with international sales. These risks include currency fluctuations, shipping delays, generally longer receivable collection periods, changes in applicable regulatory policies, domestic and foreign tax policies, trade restrictions, duties and tariffs and economic and political instability. In general, strengthening of the U.S. dollar relative to a foreign currency increases the cost of our product to our customers. Each of the factors stated above could have a material adverse effect on our ability to deliver products on a competitive and timely basis.

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

     Doctors, clinics, hospitals and other users of our products may not obtain adequate reimbursement for use of our products from third-party payors. Payors may deny coverage and reimbursement for our products if they determine that the device was not reasonable and necessary for the purpose used, was investigational or was not cost-effective. For example, during July 2000, the Health Care Financing Administration (HCFA) advised that claims for reimbursement for certain AMD procedures that use our OcuLight SLx laser system would not be reimbursed by Medicare. In September 2000, HCFA changed its position and advised that claims for reimbursement for these AMD procedures can be submitted for reimbursement, with coverage and payment to be determined by the local Medicare carriers at their discretion. As a result, since July 2000, sales of the OcuLight SLx laser system have dropped significantly. Sales of the OcuLight SLx continue, albeit at a lower level, because the OcuLight SLx can also be used for other ophthalmic procedures with Medicare reimbursement. Furthermore, since HCFA policies apply only to third party Medicare payors, they are not likely to affect international sales. We believe domestic sales of the OcuLight SLx laser system will continue at these lower levels until more local Medicare carriers elect to cover and reimburse for performing such AMD procedures or until HCFA advises that claims for these procedures are Medicare covered and reimbursable. We believe that more Medicare carriers will reimburse for these procedures or HCFA will allow national standardized reimbursement for them when they are further validated by clinical studies. The Company is supporting a randomized clinical trial which may further validate Transpupillary Thermotherapy, the most significant of the subject AMD procedures.

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

     Our Operating Results Fluctuate from Quarter to Quarter. Our sales and operating results have varied substantially on a quarterly basis and may continue to vary in the future. Our operating results are affected by a number of factors, many of which are beyond our control. Factors contributing to these fluctuations include the following:

     ~ The timing of the introduction and market acceptance of new products, product enhancements and new applications, and their reimbursement;

     ~ The cost and availability of components and subassemblies;

     ~ Changes in our pricing and our competitors;

     ~ Our long and highly variable sales cycle;

     ~ Changes in customers' or potential customers' budgets; and

     ~ Increased product development costs.

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

     Interest Rate Risk. We are subject to interest rate risks on cash and cash equivalents, available-for-sale marketable securities and any future financing requirements. Interest rate risks related to marketable securities are managed by managing maturities in our marketable securities portfolio. We have no long-term debt as of March 31, 2001.

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

                                                    March 31, 2001      Total       Fair value
                                                    --------------      -----       ----------
 Assets:

 Cash, cash equivalents.............................    $7,548          $7,548        $7,548

 Weighted average interest rate ....................      3.58%             --            --

 Short-term marketable securities                       $4,256          $4,256        $4,256

 Weighted average interest rate ....................      4.74%             --            --

QUALITATIVE DISCLOSURES

     Interest Rate Risk. Our primary interest rate risk exposures relate to:

     ~ The available-for-sale securities will fall in value if market interest rates increase.

     ~ The impact of interest rate movements on our ability to obtain adequate financing to fund future operations.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             None

         (b) Reports on Form 8-K

             We filed a Current Report on Form 8-K on April 5, 2001 with the Securities and Exchange Commission to report the issuance of a press release announcing lower than expected earnings for our first quarter of 2001.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          IRIDEX Corporation
                                          (Registrant)


Date: May 15, 2001                        By: /s/ Robert Kamenski
                                              ----------------------------------
                                              Robert Kamenski
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Principal Accounting Officer)