Form 10-Q
period 2001-06-30
IRIDEX CORP
filed 2001-08-14
CIK 1006045

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition period from                   to

                         Commission File Number: 0-27598

                               IRIDEX CORPORATION

             (Exact name of registrant as specified in its charter)


                Delaware                                  77-0210467
     --------------------------------                 -------------------
     (State or other jurisdiction of                  (I.R.S. employer
      incorporation or organization)                  identification No.)

                             1212 TERRA BELLA AVENUE
--------------------------------------------------------------------------------
                      MOUNTAIN VIEW, CALIFORNIA 94043-1824
          (Address of principal executive offices, including zip code)

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

                     (1) Yes [X] No [ ]; (2) Yes [X ] No [ ]

The number of shares of Common Stock, $.01 par value, issued and outstanding as of August 6, 2001 was 6,753,126 .

                               IRIDEX CORPORATION

                                TABLE OF CONTENTS

                                                                                           Page
PART I.  FINANCIAL INFORMATION

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

             Condensed Consolidated Balance Sheets as of June 30, 2001
             and December 30, 2000                                                           3

             Condensed Consolidated Statements of Operations for the three months
             and six months ended June 30, 2001 and July 1, 2000                             4

             Condensed Consolidated Statements of Cash Flows for the six months
             ended June 30, 2001 and July 1, 2000                                            5

             Condensed Consolidated Statements of Comprehensive Income (Loss) for
             the three and six months ended June 30, 2001 and July
             1, 2000                                                                         6

             Notes to Condensed Consolidated Financial Statements                            7

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS                                                      10

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                     19

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS                                                              20

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS                                      20

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES                                                20

ITEM 4.      SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                              20

ITEM 5.      OTHER INFORMATION                                                              20

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                               20

SIGNATURE                                                                                   21

                               IRIDEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                              JUNE 30,       DECEMBER 30,
                                                                                2001            2000
                                                                            ------------     ------------
                                                                             (unaudited)

                                     ASSETS
Current assets:
    Cash and cash equivalents.........................................       $     7,756      $     9,998
    Available-for-sale securities.....................................             3,272            2,996
    Accounts receivable, net..........................................             6,861            8,010
    Inventories.......................................................            10,451            9,721
    Prepaids and other current assets.................................               590              805
                                                                            ------------     ------------
        Total current assets..........................................            28,930           31,530
    Property and equipment, net.......................................             1,782            1,903
    Deferred income taxes.............................................             1,592            1,592
                                                                             -----------      -----------
        Total assets .................................................       $    32,304      $    35,025
                                                                             ===========      ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable .................................................       $     1,570      $     1,408
    Accrued expenses..................................................             1,909            3,117
                                                                             -----------      -----------
        Total liabilities.............................................             3,479            4,525
                                                                             -----------      -----------
Stockholders' equity:
    Common stock......................................................                68               67
    Additional paid-in capital........................................            22,823           22,691
    Accumulated other comprehensive income............................                 8               10
    Retained earnings.................................................             5,926            7,732
                                                                             -----------      -----------
        Total stockholders' equity ...................................            28,825           30,500
                                                                             -----------      -----------
        Total liabilities and stockholders' equity....................       $    32,304      $    35,025
                                                                             ===========      ===========



     The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IRIDEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                         JUNE 30,        JULY 1,       JUNE 30,        JULY 1,
                                                                           2001           2000           2001           2000
                                                                         --------       --------       --------       --------
Sales .............................................................         7,088       $  8,785       $ 12,823       $ 16,781
Cost of sales .....................................................         3,391          3,636          6,763          6,975
                                                                         --------       --------       --------       --------
         Gross Profit .............................................         3,697          5,149          6,060          9,806
                                                                         --------       --------       --------       --------

Operating expenses:
    Research and development ......................................         1,176          1,362          2,488          2,580
    Sales, general and administrative .............................         2,624          2,828          5,422          5,505
                                                                         --------       --------       --------       --------
Total operating expenses ..........................................         3,800          4,190          7,910          8,085
                                                                         --------       --------       --------       --------

Operating income (loss) from continuing operations ................          (103)           959         (1,850)         1,721
    Other income, net .............................................           121            140            261            276
                                                                         --------       --------       --------       --------
Income (loss) before benefit from (provision) for income taxes ....            18          1,099         (1,589)         1,997
     Benefit from (provision) for income taxes ....................            (7)          (352)           676           (639)
                                                                         --------       --------       --------       --------
Income (loss) from continuing operations ..........................            11            747           (913)         1,358
                                                                         --------       --------       --------       --------
Income (loss) from discontinued operations (net of applicable income tax benefit (provision) of $-, $15, $542 and $(32),
respectively) .....................................................             0            (31)          (893)            69
                                                                         --------       --------       --------       --------
Net income (loss) .................................................      $     11       $    716       $ (1,806)      $  1,427
                                                                         ========       ========       ========       ========

Income (loss) from continuing operations per common share-basic ...      $   0.00       $   0.11       $  (0.14)      $   0.21
Income (loss) from discontinued operations per common share-basic .          0.00           0.00          (0.13)          0.01
                                                                         --------       --------       --------       --------
Net income (loss) per common share-basic ..........................      $   0.00       $   0.11       $  (0.27)      $   0.22
                                                                         ========       ========       ========       ========

Income (loss) from continuing operations per common
     share-diluted ................................................      $   0.00       $   0.10       $  (0.14)      $   0.18
Income (loss) from discontinued operations per common
     share-diluted ................................................          0.00           0.00          (0.13)          0.01
                                                                         --------       --------       --------       --------
Net income (loss) per common share-diluted ........................      $   0.00       $   0.10       $  (0.27)      $   0.19
                                                                         ========       ========       ========       ========

Shares used in per common share basic calculations ................         6,742          6,638          6,727          6,610
                                                                         ========       ========       ========       ========
Shares used in per share-assuming dilution calculations ...........         6,874          7,360          6,727          7,348
                                                                         ========       ========       ========       ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IRIDEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            SIX MONTHS ENDED
                                                                                         JUNE 30,        JULY 1,
                                                                                           2001           2000
                                                                                         --------       --------
Cash flows from operating activities:
    Net income (loss) .............................................................      $ (1,806)      $  1,427
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
        operating activities:
        Discontinued operations ...................................................           564             --
        Depreciation and amortization .............................................           421            462
        Provision for inventories .................................................           140             --
        Provision for sales returns ...............................................            --            100
        Changes in operating assets and liabilities:
          Accounts receivable .....................................................         1,141           (592)
          Inventories .............................................................        (1,544)        (1,070)
          Prepaids and other current assets .......................................           212            (56)
          Accounts payable ........................................................            94            894
          Accrued expenses ........................................................          (991)          (595)
                                                                                         --------       --------
        Net cash provided by (used in) operating activities .......................        (1,769)           570
                                                                                         --------       --------
Cash flows from investing activities:
     Purchases of available-for-sale securities ...................................        (1,367)        (1,837)
     Proceeds from maturity of available-for-sale securities ......................         1,089          3,505
     Acquisition of property and equipment ........................................          (328)          (443)
        Net cash provided by (used in) investing activities .......................          (606)         1,225
                                                                                         --------       --------
Cash flows from financing activities:
     Issuance of common stock, net ................................................           133            254
                                                                                         --------       --------
        Net cash provided by financing activities .................................           133            254
                                                                                         --------       --------
          Net increase (decrease) in cash and cash equivalents ....................        (2,242)         2,049
Cash and cash equivalents at beginning of period ..................................         9,998          9,645
                                                                                         --------       --------
Cash and cash equivalents at end of period ........................................      $  7,756       $ 11,694
                                                                                         ========       ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
         Change in unrealized (losses) on available-for-sale securities                  $     (2)      $     --




     The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IRIDEX CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                   JUNE 30,      JULY 1,      JUNE 30,      JULY 1,
                                                     2001          2000         2001          2000
                                                   -------       -------      -------       -------
Net income (loss) ...........................      $    11       $   716      $(1,806)      $ 1,427
Other comprehensive income (loss):
    Change in unrealized gain (loss) on
        available-for-sale securities .......           (5)            1           (2)           --
                                                   -------       -------      -------       -------
Comprehensive income (loss) .................      $     6       $   717      $(1,808)      $ 1,427
                                                   =======       =======      =======       =======





    The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IRIDEX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of IRIDEX Corporation have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 30, 2001. The results of operations for the three month and six month periods ended June 30, 2001 are not necessarily indicative of the results for the year ending December 29, 2001 or any future interim period.

2.   INVENTORIES COMPRISE (IN THOUSANDS):

                                                   JUNE 30,   DECEMBER 30,
                                                     2001        2000
                                                   -------      -------
                                                 (unaudited)
Raw materials and work in progress ..........      $ 6,077      $ 6,168
Finished goods ..............................        4,374        3,553
                                                   -------      -------
Total inventories ...........................      $10,451      $ 9,721
                                                   =======      =======


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

     A reconciliation of the numerator and denominator of net income per common share and diluted net income per common share is as follows (in thousands, except per share amounts):

                                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                 JUNE 30,     JULY 1,       JUNE 30,      JULY 1,
                                                                   2001         2000          2001         2000
                                                               -----------  -----------   ----------    ----------
                                                               (unaudited)  (unaudited)   (unaudited)   (unaudited)
Numerator
Income (loss) from continuing operations ...................      $   11      $   747       $  (913)      $ 1,358
Income (loss) from discontinued operations .................          --          (31)         (893)           69
                                                                  ------      -------       -------       -------
Net income (loss) ..........................................      $   11      $   716       $(1,806)      $ 1,427
                                                                  ======      =======       =======       =======
Denominator -- Basic
    Weighted average common stock outstanding ..............       6,742        6,638         6,727         6,610
                                                                  ======      =======       =======       =======
Basic income (loss) per share from continuing operations ...      $ 0.00      $  0.11       $ (0.14)      $  0.21
Basic income (loss) per share from discontinued operations .        0.00         0.00         (0.13)         0.01
                                                                  ======      =======       =======       =======
Basic income (loss) per share ..............................      $ 0.00      $  0.11       $ (0.27)      $  0.22
                                                                  ======      =======       =======       =======
Denominator -- Diluted
    Weighted average common stock outstanding ..............       6,742        6,638         6,727         6,610
Effect of dilutive securities
    Weighted average common stock options ..................         132          722            --           738
                                                                  ------      -------       -------       -------
Total weighted average stock and options outstanding .......       6,874        7,360         6,727         7,348
                                                                  ======      =======       =======       =======
Diluted income (loss) per share from continuing operations .      $ 0.00      $  0.10       $ (0.14)      $  0.18
Diluted income (loss) per share from discontinued operations        0.00         0.00         (0.13)         0.01
                                                                  ======      =======       =======       =======
Diluted income (loss) per share ............................      $ 0.00      $  0.10       $ (0.27)      $  0.19
                                                                  ======      =======       =======       =======

     During the three months ended June 30, 2001 and July 1, 2000, options to purchase 849,821 and 31,397 shares at weighted average exercise prices of $7.39 and $14.65 per share were outstanding, but were not included in the computations of diluted net income per common share because the exercise price of the related options exceeded the average market price of the common shares for the respective periods. For the six months ended June 30, 2001 and July 1, 2000 options to purchase 723,808 and 23,090 shares at weighted average exercise prices of $8.01 and $14.74 per share were outstanding but not included in the computations of diluted net income per common share because the exercise price of the related options exceeded the average market price of the common shares. These options could dilute earnings per share in future periods.

4.   DISCONTINUED OPERATIONS

     In April 2001, management decided to discontinue the Laser Research segment. There were no revenues for this segment for both the three month periods ended July 1, 2000 and June 30, 2001, respectively. Costs and operating expenses of this segment totaled $46,000 for the three months ended July 1, 2000. There were no costs or operating expenses for this segment for the three months ended June 30, 2001. The total loss on discontinued operations of $893,000 (net of a $542,000 income tax benefit) was recorded in the first quarter of 2001 and consisted primarily of inventory and sales returns costs. No assets or liabilities of the Laser Research segment remain and no proceeds are expected from the disposition of this segment.

5.   INCOME TAXES

     The Company uses the liability method to account for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes for the three and six month periods ended July 1, 2000 was based on an estimated effective income tax rate of 32% for the fiscal year ended December 30, 2000. For the three and six month periods ended June 30, 2001, the effective tax rate for continuing operations was 40% and 42%, respectively.

6.   RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations," which establishes financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. It requires that all business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001, and also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company believes that adoption of the standard will not have a material effect on the financial position or results of operations of the Company.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of this Statement are effective starting with fiscal years beginning after December 15, 2001. The Company believes that SFAS No. 142 will not have a material effect on the financial position or results of operation of the Company.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as those relating to the level of international sales, including the impact of the decline in the value of the Euro on international sales; future sales growth, including potential increased sales of our ophthalmology products and the Apex 800; resolution of Medicare reimbursement issues; anticipated increases in manufacturing, research and development and sales, general and administrative expenses; anticipated decreases and fluctuations in gross margins; and future liquidity. Actual results could differ materially from those set forth in such forward-looking statements as a result of the factors set forth under "Factors That May Affect Future Operating Results" and other risks detailed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission and detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of net sales of certain items in our statement of operations for the periods indicated.

                                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                                     JUNE 30,     JULY 1,      JUNE 30,     JULY 1,
                                                       2001        2000         2001         2000
                                                     --------     -------      --------     -------
Sales ........................................        100.0%       100.0%       100.0%       100.0%
Cost of sales ................................         47.8         41.4         52.7         41.6
                                                      -----        -----        -----        -----
    Gross profit .............................         52.2         58.6         47.3         58.4
                                                      -----        -----        -----        -----
Operating expenses:
    Research and development .................         16.6         15.5         19.4         15.4
    Sales, general and administrative ........         37.0         32.2         42.3         32.8
                                                      -----        -----        -----        -----
        Total operating expenses .............         53.6         47.7         61.7         48.2
                                                      -----        -----        -----        -----

Operating income (loss) from continuing
     operations ..............................         (1.4)        10.9        (14.4)        10.2

Other income, net ............................          1.7          1.6          2.0          1.7
                                                      -----        -----        -----        -----
Income (loss) from continuing operations
     before provision for income taxes .......          0.3         12.5        (12.4)        11.9
Benefit (provision) for income taxes .........         (0.1)        (4.0)         5.3         (3.8)
                                                      -----        -----        -----        -----
Income (loss) from continuing operations .....          0.2          8.5         (7.1)         8.1
Income (loss) from discontinued operations
     (net of tax) ............................          0.0         (0.4)        (7.0)         0.4
                                                      -----        -----        -----        -----
Net income (loss) ............................          0.2%         8.1%       (14.1)%        8.5%
                                                      =====        =====        =====        =====

     Sales. Our sales decreased 19% to $7.1 million for the three months ended June 30, 2001 from $8.8 million for the three months ended July 1, 2000. Overall, the decrease in our sales was due to decreased unit sales, primarily for the ophthalmology OcuLight SLx infrared products, as a result of weakened economic conditions in the United States of America. More specifically, sales of our OcuLight SLx products decreased as a result of uncertainties surrounding Medicare reimbursement for certain AMD procedures using our products. Additionally, during the second quarter of 2000, the Company made sales of the OcuLight 664 in connection with studies evaluating the effectiveness of photodynamic therapy for the treatment of age related macular degeneration (AMD). In the second quarter of 2001, we made no such sales. The decreased sales of ophthalmology products was offset, in part, by increased sales of dermatology products, primarily the DioLite 532. Part of the increase was due to shipments of orders received in the first quarter of 2001 that were delayed to the second quarter of 2001 due to a key component supply issue. The key component supply issue was resolved in the second quarter of 2001. In addition, orders for the DioLite 532 increased in the second quarter of 2001 compared to the corresponding 2000 quarter. Domestic sales of $4.0 million accounted for 57% of sales for the three months ended June 30, 2001, compared to $5.9 million, or 68% of sales in the comparable 2000 period. The decrease in domestic sales in absolute dollars was due to decreases in ophthalmology product sales offset, in part, by increases in dermatology product sales. International sales of $3.0 million accounted for 43% of sales for the three months ended June 30, 2001, compared to $2.8 million, or 32% of sales in the comparable 2000 period. The increase in international sales was primarily due to increases in dermatology product sales, offset by a slight decrease in ophthalmology sales. The overall increase in international sales occurred primarily in Europe. We expect revenues from international sales to continue to account for a substantial portion of our sales. We expect future growth in sales to be primarily derived from sales of ophthalmology products and related delivery devices, and the Apex 800 hair removal laser systems for dermatology. We commenced revenue shipments of the Apex 800 in the third quarter of 2001.

     Gross Profit. Our gross profit decreased 28% to $3.7 million for the three months ended June 30, 2001 compared to $5.1 million for the three months ended July 1, 2000. Gross profit as a percentage of net sales for the three months ended June 30, 2001 decreased to 52.2%, compared to 58.6% for the three months ended July 1, 2000, primarily due to the decreased sales volume of the OcuLight SLx which has a relatively higher gross margin. In addition, a higher percentage of international product sales, which have lower average sales prices as they are transacted through independent distributors, had the impact of lowering our gross profit as a percentage of revenue. For the six months ended June 30, 2001, our gross profit decreased 38.2% to $6.1 million as compared to $9.8 million for the comparable period in 2000. Gross profit as a percentage of net sales for the six months ended June 30, 2001 decreased to 47.3%, compared to 58.4% for the six months ended July 1, 2000. The decrease in gross profit for the six months ended July 1, 2000 was due primarily to the decreased sales volume of the OcuLight SLx. For the balance of 2001, we expect manufacturing costs to increase in absolute dollars to support increasing unit shipment volumes of existing products. In addition, we commenced revenue shipments of the Apex 800 hair removal laser system in the third quarter of 2001. We expect the gross profit margin to drop slightly during the third quarter of 2001, as compared to the second quarter of 2001, due to higher initial production costs for the Apex 800. We also expect our gross profit margins to continue to fluctuate due to changes in the relative proportions of domestic and international sales, mix of sales of existing products, pricing, product costs and a variety of other factors.

     Research and Development. Our research and development expenses decreased by 13.7% to $1.2 million for the three months ended June 30, 2001 from $1.4 million for the three months ended July 1, 2000. Research and development expenses increased as a percentage of net sales to 16.6% for the three months ended June 30, 2001 from 15.5% for the comparable prior year three-month period. For the six months ended June 30, 2001, research and development expenses decreased 3.6% to $2.5 million as compared to $2.6 million for the six months ended July 1, 2000. Research and development expenses as a percentage of net sales increased during the period to 19.4% for the six months ended June 30, 2001 from 15.4% for the comparable 2000 period. The decrease in research and development expense in absolute dollars for both the three and six month periods was due primarily to the completion of development work on the Apex 800 hair removal laser system during the second quarter of 2001. The increase as a percentage of sales for both the three and six month periods was driven primarily by the decrease in sales which exceeded the decrease in research and development expense. We expect expenses for research and development to increase in absolute dollars during the remainder of 2001 as compared to the second quarter of 2001 in connection with activities related to new products and clinical treatment development, such as the Transpupillary thermotherapy (TTT) for Age-related Macular Degeneration (AMD) study that commenced in March 2000.

     Sales, General and Administrative. Our sales, general and administrative expenses decreased by 7.2% to $2.6 million for the three months ended June 30, 2001 from $2.8 million for the three months ended July 1, 2000. The decrease in absolute dollars was due primarily to decreased selling expenses related to lower sales levels.

Sales, general and administrative expenses increased as a percentage of net sales to 37.0% for the three months ended June 30, 2001 from 32.2% for the comparable prior year three-month period. For the six months ended June 30, 2001, sales, general and administrative expenses decreased by 1.5% to $5.4 million from $5.5 million for the comparable period in 2000. Sales, general and administrative expenses as a percentage of net sales increased during this period to 42.3% for the six months ended June 30, 2001 from 32.8% for the comparable period in 2000. The decrease in absolute dollars in sales, general and administrative expenses for both the three and six month periods is due primarily to the decrease in commissions related to decreased revenue. The increase as a percentage of net sales for both the three and six month periods is due to the decrease in revenue relative to the decrease in sales, general and administrative expenses. We expect sales, general and administrative expenses as a percentage of net sales to decrease during the balance of 2001, as compared to the second quarter of 2001, as revenues increase.

     Discontinued Operations. In April 2001, management decided to discontinue the Laser Research segment. There were no revenues for this segment for either of the three month periods ended July 1, 2000 and June 30, 2001, respectively. Costs and operating expenses of this segment totaled $46,000 for the three months ended July 1, 2000. There were no costs or operating expenses for this segment for the three months ended June 30, 2001. The total loss on discontinued operations of $893,000 (net of a $542,000 income tax benefit) was recorded in the first quarter of 2001 and consisted primarily of inventory and sales returns costs. No assets or liabilities of the Laser Research segment remain and no proceeds are expected from the disposition of this segment.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2001, our primary sources of liquidity included cash and cash equivalents and available-for-sale securities in the aggregate amount of $11.0 million. In addition, we have available $2 million under our unsecured line of credit which bears interest at the bank's prime rate and expires in September 2001. As of June 30, 2001, no borrowings were outstanding under this credit facility.

     During the six months ended June 30, 2001, we used $2.2 million in cash and cash equivalents. During this period, operating activities used $1.8 million of cash. Uses of cash from operating activities included a net loss of $1.8 million, a decrease in accounts payable and accrued expenses of an aggregate of $0.9 million and an increase in net inventories of $1.4 million, partially offset by sources of cash including a decrease in accounts receivable of $1.1 million, discontinued operations of $0.6 million, depreciation of $0.4 million and a decrease in prepaids and other current assets of $0.2 million.

     We consumed $0.6 million in cash and cash equivalents with investing activities during the six months ended June 30, 2001, primarily due to the acquisition of $0.3 million of property and equipment and net purchases of $0.3 million of available-for-sale securities.

     Net cash provided by financing activities during the six months ended June 30, 2001 was $0.1 million which consisted of the issuance of common stock.

     We believe that, based on current estimates, our cash, cash equivalents and available-for-sale securities together with operating cash flows will be sufficient to meet our anticipated cash requirements for the next 12 months.

     In December 1998, we instituted a stock repurchase program whereby up to 150,000 shares of our Common Stock may be repurchased in the open market. We plan to utilize all of the reacquired shares for reissuance in connection with employee stock programs. No shares were repurchased during the six months ended June 30, 2001. To date, we have purchased 76,000 shares of our Common Stock under this program.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations," which establishes financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. It requires that all business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001, and also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company believes that adoption of the standard will not have a material effect on the financial position or results of operation of the Company.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of this Statement are effective starting with fiscal years beginning after December 15, 2001. The Company believes that SFAS No. 142 will not have a material effect on the financial position or results of operation of the Company.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     We Rely on Continued Market Acceptance of Our Products. We currently market visible and infrared light semiconductor-based photocoagulator medical laser systems to the ophthalmic market. We also market a visible and infrared light semiconductor-based photocoagulator medical laser system to the dermatology market. We believe the continued and increased sales, if any, of these medical laser systems is dependent upon the following factors:

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

Any significant decline in market acceptance of our products would have a material adverse effect on our business, results of operations and financial condition. We commenced revenue shipments of the Apex 800 hair removal laser system in the third quarter of fiscal 2001. Our stated expectations for future sales growth depends on market acceptance of this product. If the Apex 800 does not receive the level of market acceptance that we anticipate, our results of operations could be materially and adversely effected. See "--We Depend on Third Party Coverage and Reimbursement Policies" and "--We Depend on Development of New Products and New Applications."

     Our Market is Competitive. Competition in the market for devices used for ophthalmic and dermatological treatments is intense and is expected to increase. This market is also characterized by rapid technological innovation and change and our products could be rendered obsolete as a result of future innovations. Our competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. Our principal competitors in ophthalmology are Lumenis (formerly ESC Medical, combined with Coherent Medical), Nidek, Inc., Carl Zeiss, Inc., Quantel and Alcon International and our principal competitors in dermatology are Lumenis, Candela Corporation, Cynosure, Inc., Laserscope and HGM. Some competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. In addition to other companies that manufacture photocoagulators, we compete with pharmaceutical solutions, other technologies and other surgical techniques. Some medical companies, academic and research institutions or others may develop new technologies or therapies that are more effective in treating conditions targeted by us or are less expensive than our current or future products. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

     We Face Risks of Manufacturing. The manufacture of our infrared and visible light photocoagulators and the related delivery devices is a highly complex and precise process. Although our OcuLight Systems, DioLite 532 and Apex 800 have been successfully introduced, we continue to face risks associated with manufacturing these products. Various difficulties may occur despite testing. Furthermore, we depend on third parties to manufacture substantially all of the components used in our products and have in the past experienced delays in manufacturing when a sole source supplier was unable to deliver components in volume and on a timely basis. Such a problem may reoccur. See "--We Depend on Key Manufacturers and Suppliers." As a result of these factors, we may not be able to continue to manufacture our existing products or future products on a cost-effective and timely basis.

     We Depend on Sole Source or Limited Source Suppliers. We rely on third parties to manufacture substantially all of the components used in our products, although we assemble critical subassemblies and the final product at our facility in Mountain View, California. Some of our suppliers are relatively small private companies that may discontinue their operations at any time. There are risks associated with the use of independent manufacturers, including unavailability of or delays in obtaining adequate supplies of components, including optics, laser diodes, and crystals and potentially reduced control of quality, production costs and timing of delivery. We may experience difficulty identifying alternative sources of supply for certain components used in our products. For example, we experienced delays in shipping our green laser systems (such as the DioLite 532 for dermatology and the OcuLight GL and GLx for ophthalmology) during the first fiscal quarter of 2001 due to a supply shortage of a key component. We qualified additional sources for this component during the first fiscal quarter of 2001. The key component supply shortage was resolved in the second quarter of 2001. The key component supply shortage was resolved in the second quarter of 2001. The process of qualifying suppliers is ongoing and may be lengthy, particularly as new products are introduced. However, we have qualified two or more sources for most of the components used in our products. In addition, the use of alternate components may require design alterations which may delay installation and increase product costs. We have some long term or volume purchase agreements with our suppliers and currently purchase components on a purchase order basis. These components may not be available in the quantities required, on reasonable terms, or at all. Financial or other difficulties faced by our suppliers or significant changes in demand for these components or materials could limit their availability. Any failures by such third parties to adequately perform may delay the submission of products for regulatory approval, impair our ability to deliver products on a timely basis or otherwise impair our competitive position. Establishing our own capabilities to manufacture these components would be expensive and could significantly decrease our profit margins. Our business, results of operations and financial condition would be adversely affected if we were unable to continue to obtain components as required at a reasonable cost.

     We Depend on International Sales. We derive and expect to continue to derive a large portion of our revenue from international sales. In 2000 and 1999, our international sales were $11.7 million and $10.2 million, or 35% and 38%, respectively, of total sales. For the six months ended June 30, 2001 and July 1, 2000, our international sales were $5.7 million and $5.6 million, representing 44% and 32%, respectively, of total sales. Therefore, a large portion of our revenues will continue to be subject to the risks associated with international sales. None of our international revenues and costs have been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. For example, the current high U.S. dollar relative value to the European currency (the Euro) is making our products less competitive in Europe when compared to European competitors and could negatively impact future sales levels from the region. The factors stated above could have a material adverse effect on our business, financial condition or results of operations.

     We Depend on Third Party Coverage and Reimbursement Policies. Our products are typically purchased by doctors, clinics, hospitals and other users, which bill various third-party payors, such as governmental programs and private insurance plans, for the health care services provided to their patients. Third-party payors carefully review and are increasingly challenging the prices charged for medical products and services products and services. Reimbursement rates paid by third-party payors may vary depending on the procedure performed, the third-party payor, the insurance plan and other factors. Medicare reimburses hospitals on a prospectively determined fixed amount for the costs associated with an in-patient hospitalization based on the patient's discharge diagnosis. Medicare reimburses physicians a prospectively-determined fixed amount based on the procedure performed, regardless of the actual costs incurred by the hospital or physician in furnishing the care and regardless of the specific devices used in that procedure. Third-party payors are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products.

     Doctors, clinics, hospitals and other users of our products may not obtain adequate reimbursement for use of our products from third-party payors. Payors may deny coverage and reimbursement for our products if they determine that the device was not reasonable and necessary for the purpose used, was investigational or was not cost-effective. For example, during July 2000, Medicare advised that claims for reimbursement for certain AMD procedures that use our OcuLight SLx laser system would not be reimbursed. In September 2000, Medicare changed its position and advised that claims for reimbursement for these AMD procedures can be submitted for reimbursement, with coverage and payment to be determined by the local Medicare carriers at their discretion. As a result, since July 2000, sales of the OcuLight SLx laser system have dropped significantly. Sales of the OcuLight SLx continue, albeit at a lower level, because the OcuLight SLx can also be used for other ophthalmic procedures with Medicare reimbursement. Furthermore, since Medicare policies apply only to third party Medicare payors, they are not likely to affect international sales. We believe domestic sales of the OcuLight SLx laser system will continue at these lower levels until more local Medicare carriers elect to cover and reimburse for performing such AMD procedures or until Medicare advises that claims for these procedures are covered and reimbursable. We believe that more Medicare carriers will reimburse for these procedures or Medicare will allow national standardized reimbursement for them when they are further validated by clinical studies. The Company is supporting a randomized clinical trial which may further validate Transpupillary thermotherapy, the most significant of the subject AMD procedures.

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

     We Rely on Patents and Proprietary Rights. Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued eleven United States patents on the technologies related to our products and processes. Our patent applications may not issue as patents, any patents now or in the future may not offer any degree of protection, or our patents or patent applications may be challenged, invalidated or circumvented in the future. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.

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

     International regulatory bodies often establish varying product standards, packaging requirements, labeling requirements, tariff regulations, duties and tax requirements. As a result of our sales in Europe, we are required to have all products "CE" registered, an international symbol affixed to all products demonstrating compliance to the European Medical Device Directive and all applicable standards. In July 1998, we received CE registration under Annex II guidelines, the most stringent path to CE registration. With Annex II CE registration, we have demonstrated our ability to both understand and comply with all applicable European standards. This allows us to register any product upon our internal verification of compliance to all applicable European Standards. Currently all released IRIDEX products are CE registered. Continued registration is based on successful review of the process by our European Registrar during their annual audit. Any loss of registration would have a material adverse effect on our business, results of operations and financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     For the three and six month periods ended June 30, 2001, there has been no material change to the disclosure made in the 2000 Form 10-K.

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

                                    IRIDEX Corporation
                                    (Registrant)


Date: August 14, 2001               By: /s/ Robert Kamenski
                                        ----------------------------------------
                                        Robert Kamenski
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Principal Accounting Officer