Form 10-Q
period 2001-09-29
IRIDEX CORP
filed 2001-11-13
CIK 1006045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2001

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

                     (1) Yes [X] No [ ]; (2) Yes [X ] No [ ]

The number of shares of Common Stock, $.01 par value, issued and outstanding as of November 5, 2001 was 6,799,100 .

                               IRIDEX CORPORATION

                                TABLE OF CONTENTS

                                                                                                                   Page
                                                                                                                   ----
         PART I. FINANCIAL INFORMATION

         ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                           Condensed Consolidated Balance Sheets as of September 29, 2001
                           and December 30, 2000                                                                      3

                           Condensed Consolidated Statements of Operations for the three months
                           and nine months ended September 29, 2001 and September 30, 2000                            4

                           Condensed Consolidated Statements of Cash Flows for the nine months
                           ended September 29, 2001 and September 30, 2000                                            5

                           Condensed Consolidated Statements of Comprehensive Income (Loss) for the
                           three and nine months ended September 29, 2001 and September 30, 2000                      6

                           Notes to Condensed Consolidated Financial Statements                                       7

         ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS                                                                 10

         ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                20


         PART II.         OTHER INFORMATION

         ITEM 1.           LEGAL PROCEEDINGS                                                                         21

         ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS                                                 21

         ITEM 3.           DEFAULTS UPON SENIOR SECURITIES                                                           21

         ITEM 4.           SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                                         21

         ITEM 5.           OTHER INFORMATION                                                                         21

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                                                          21

         SIGNATURE                                                                                                   22

                               IRIDEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                          SEPTEMBER 29,        DECEMBER 30,
                                                          -------------       ------------
                                                              2001                 2000
                                                          -------------       ------------
                                                           (unaudited)
                            ASSETS
Current assets:
    Cash and cash equivalents ....................          $  5,723           $  9,998
    Available-for-sale securities ................             4,496              2,996
    Accounts receivable, net .....................             6,592              8,010
    Inventories ..................................            12,057              9,721
    Prepaids and other current assets ............               544                805
                                                            --------           --------
        Total current assets .....................            29,412             31,530
    Property and equipment, net ..................             1,635              1,903
    Deferred income taxes ........................             1,592              1,592
                                                            --------           --------
        Total assets .............................          $ 32,639           $ 35,025
                                                            ========           ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable .............................          $  1,339           $  1,408
    Accrued expenses .............................             2,190              3,117
                                                            --------           --------
        Total liabilities ........................             3,529              4,525
                                                            --------           --------
Stockholders' equity:
    Common stock .................................                69                 67
    Additional paid-in capital ...................            22,980             22,691
    Accumulated other comprehensive income .......                 6                 10
    Treasury Stock ...............................              (356)              (315)
    Retained earnings ............................             6,411              8,047
                                                            --------           --------
        Total stockholders' equity ...............            29,110             30,500
                                                            --------           --------
        Total liabilities and stockholders' equity          $ 32,639           $ 35,025
                                                            ========           ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               IRIDEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                      SEPTEMBER 29,  SEPTEMBER 30,  SEPTEMBER 29,   SEPTEMBER 30
                                                                           2001          2000           2001           2000
                                                                      ------------   ------------   ------------    ------------
Sales ............................................................       $ 6,750        $ 8,230        $ 19,573        $ 25,097
Cost of sales ....................................................         3,252          3,788          10,015          10,850
                                                                         -------        -------        --------        --------
         Gross profit ............................................         3,498          4,442           9,558          14,247
                                                                         -------        -------        --------        --------
Operating expenses:
    Research and development .....................................         1,196          1,287           3,684           3,873
    Sales, general and administrative ............................         2,309          2,714           7,731           8,219
                                                                         -------        -------        --------        --------
Total operating expenses .........................................         3,505          4,001          11,415          12,092
                                                                         -------        -------        --------        --------
Operating income (loss) from continuing operations ...............            (7)           441          (1,857)          2,155
      Other income, net ..........................................            88            146             348             422
                                                                         -------        -------        --------        --------
Income (loss) before benefit from (provision) for income taxes ...            81            587          (1,509)          2,577
     Benefit from (provision) for income taxes ...................            90           (188)            766            (824)
                                                                         -------        -------        --------        --------
Income (loss) from continuing operations .........................           171            399            (743)          1,753
                                                                         -------        -------        --------        --------
Income (loss) from discontinued operations (net of applicable income tax benefit (provision) of $-, $(76), $542 and $(111),
respectively) ....................................................            --            162            (893)            235
                                                                         -------        -------        --------        --------
Net income (loss) ................................................       $   171        $   561        $ (1,636)       $  1,988
                                                                         =======        =======        ========        ========
Income (loss) from continuing operations per common share-basic ..       $  0.03        $  0.06        $  (0.11)       $   0.26
Income (loss) from discontinued operations per common share-basic           0.00           0.02           (0.13)           0.04
                                                                         -------        -------        --------        --------
Net income (loss) per common share-basic .........................       $  0.03        $  0.08        $  (0.24)       $   0.30
                                                                         =======        =======        ========        ========
Income (loss) from continuing operations per common share-diluted        $  0.02        $  0.06        $  (0.11)       $   0.24
Income (loss) from discontinued operations per common
     share-diluted ...............................................          0.00           0.02           (0.13)           0.03
                                                                         -------        -------        --------        --------
Net income (loss) per common share-diluted .......................       $  0.02        $  0.08        $  (0.24)       $   0.27
                                                                         =======        =======        ========        ========
Shares used in per common share basic ............................         6,771          6,663           6,741           6,627
                                                                         =======        =======        ========        ========
Shares used in per share-assuming dilution .......................         6,892          7,284           6,741           7,327
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

                               IRIDEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          NINE MONTHS ENDED
                                                                                     SEPTEMBER 29,   SEPTEMBER 30,
                                                                                         2001             2000
                                                                                     ------------    ------------
Cash flows from operating activities:
    Net income (loss) ..........................................................       $(1,636)       $  1,988
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
        Discontinued operations ................................................           893            (235)
        Depreciation and amortization ..........................................           604             661
        Provision for inventories ..............................................             4              --
        Provision for doubtful accounts ........................................           (31)             --
        Provision for sales returns ............................................            --             100
        Changes in operating assets and liabilities:
          Accounts receivable ..................................................         1,441            (578)
          Inventories ..........................................................        (3,014)         (1,759)
          Prepaids and other current assets ....................................           258              (5)
          Accounts payable .....................................................          (137)            543
          Accrued expenses .....................................................        (1,039)           (187)
                                                                                       -------        --------
        Net cash provided by (used in) operating activities ....................        (2,657)            528
                                                                                       -------        --------

Cash flows from investing activities:
     Purchases of available-for-sale securities ................................        (4,496)         (3,856)
     Proceeds from maturity of available-for-sale securities ...................         2,992           4,364
     Acquisition of property and equipment .....................................          (364)           (553)
                                                                                       -------        --------
        Net cash used in investing activities ..................................        (1,868)            (45)
                                                                                       -------        --------
Cash flows from financing activities:
     Issuance of common stock ..................................................           291             522
     Purchase of treasury stock ................................................           (41)             --
                                                                                       -------        --------
        Net cash provided by financing activities ..............................           250             522
                                                                                       -------        --------
          Net increase (decrease) in cash and cash equivalents .................        (4,275)          1,005
Cash and cash equivalents at beginning of period ...............................         9,998           9,645
                                                                                       -------        --------
Cash and cash equivalents at end of period .....................................       $ 5,723        $ 10,650
                                                                                       =======        ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
      Change in unrealized (losses) on available-for-sale securities ...........       $    (4)       $      5


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               IRIDEX CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          SEPTEMBER 29,   SEPTEMBER 30,   SEPTEMBER 29,    SEPTEMBER 30,
                                                               2001          2000            2001             2000
                                                          ------------     ------------   -------------    -------------
Net income (loss) .....................................       $ 171        $   561          $(1,636)         $1,988
Other comprehensive income (loss):
    Change in unrealized gain (loss) on
        available-for-sale securities .................          (2)             5               (4)              5
                                                              -----        -------          -------          ------
Comprehensive income (loss)........................           $ 169        $   566          $(1,640)         $ 1,993
                                                              =====        =======          =======          =======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               IRIDEX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of IRIDEX Corporation have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 30, 2001. The results of operations for the three month and nine month periods ended September 29, 2001 are not necessarily indicative of the results for the year ending December 29, 2001 or any future interim period.

2.    INVENTORIES COMPRISE (IN THOUSANDS) :

                                                 SEPTEMBER 29,    DECEMBER 30,
                                                     2001             2000
                                                ------------     ------------
                                                  (unaudited)
Raw materials and work in progress.........      $     6,623      $     6,168
Finished goods.............................            5,434            3,553
                                                ------------     ------------
Total inventories..........................      $    12,057      $     9,721
                                                 ===========      ===========

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

         A reconciliation of the numerator and denominator of net income per common share and diluted net income per common share is as follows (in thousands, except per share amounts):

                                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                     SEPTEMBER 29,   SEPTEMBER 30,     SEPTEMBER 29,  SEPTEMBER 30,
                                                                        2001             2000               2001           2000
                                                                      ---------      -----------        ----------       ---------
                                                                     (unaudited)     (unaudited)       (unaudited)      (unaudited)
Numerator
Income (loss) from continuing operations ...................          $     171         $    399        $     (743)      $   1,753
Income (loss) from discontinued operations .................                 --              162              (893)            235
                                                                      ---------         --------        ----------       ---------
Net income (loss) ..........................................          $     171         $    561        $   (1,636)      $   1,988
                                                                      =========         ========        ==========       =========
Denominator -- Basic
    Weighted average common stock outstanding ..............              6,771            6,663             6,741           6,627
                                                                      =========         ========        ==========       =========
Basic income (loss) per share from continuing operations ...          $    0.03         $   0.06        $    (0.11)      $    0.26
Basic income (loss) per share from discontinued operations .               0.00             0.02             (0.13)           0.04
                                                                      =========         ========        ==========       =========
Basic income (loss) per share ..............................          $    0.03         $   0.08        $    (0.24)      $    0.30
                                                                      =========         ========        ==========       =========

Denominator -- Diluted
    Weighted average common stock outstanding ..............              6,771            6,663             6,741           6,627
Effect of dilutive securities
    Weighted average common stock options ..................                121              621                --             700
                                                                      ---------         --------        ----------       ---------
Total weighted average stock and options outstanding .......              6,892            7,284             6,741           7,327
                                                                      =========         ========        ==========       =========
Diluted income (loss) per share from continuing operations .          $    0.02         $   0.06        $    (0.11)      $    0.24
Diluted income (loss) per share from discontinued operations               0.00             0.02             (0.13)           0.03
                                                                      =========         ========        ==========       =========
Diluted income (loss) per share ............................          $    0.02         $   0.08        $    (0.24)      $    0.27
                                                                      =========         ========        ==========       =========

         During the three months ended September 29, 2001 and September 30, 2000, options to purchase 1,524,166 and 61,044 shares at weighted average exercise prices of $5.82 and $13.50 per share, respectively, were outstanding, but were not included in the computations of diluted net income per common share because the exercise price of the related options exceeded the average market price of the common shares for the respective periods. For the nine months ended September 30, 2000 options to purchase 35,282 shares at a weighted average exercise price of $14.19 per share were outstanding but not included in the computation of diluted net income per common share because the exercise price of the related options exceeded the average market price of the common shares for the period. For the nine months ended September 29, 2001 all options were excluded as they were deemed antidilutive due to the year to date loss. These options could dilute earnings per share in future periods.

4.    DISCONTINUED OPERATIONS

      In April 2001, we discontinued our Laser Research segment. There were no revenues or costs or operating expenses for this segment for the three month period ended September 29, 2001. For the three months ended September 30, 2000, revenues were $285,000 and costs and operating expenses totaled $47,000. The total loss on discontinued operations of $893,000 (net of a $542,000 income tax benefit) was recorded in the first quarter of 2001 and consisted primarily of inventory and sales returns costs. No assets or liabilities of the Laser Research segment remain and no proceeds are expected from the disposition of this segment.

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

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, after they have been initially recognized in the financial statements. The provisions of this Statement are effective starting with fiscal years beginning after December 15, 2001. The Company believes that SFAS No. 142 will not have a material effect on the financial position or results of operation of the Company.

     In October 2001, the Financial Accounting Standards Board issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" that develops one accounting model for long lived assets that are to be disposed of by sale and requires long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations Reporting the Effects of Disposal of a segment of a business. Management does not expect the adoption of SFAS 144 to have a material impact on the Company's financial position and results of operations.

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

RESULTS OF OPERATIONS

         The following table sets forth the percentage of net sales of certain items in our statement of operations for the periods indicated.

                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                  SEPTEMBER 29,    SEPTEMBER 30,    SEPTEMBER 29,     SEPTEMBER 30,
                                                      2001             2000             2001              2000
                                                    -------          -------          -------           ------
Sales ....................................            100.0%           100.0%           100.0%           100.0%
Cost of sales ............................             48.2             46.0             51.2             43.2
                                                    -------          -------          -------           ------
    Gross profit .........................             51.8             54.0             48.8             56.8
                                                    -------          -------          -------           ------
Operating expenses:
    Research and development .............             17.7             15.6             18.8             15.4
    Sales, general and administrative ....             34.2             33.0             39.5             32.8
                                                    -------          -------          -------           ------
        Total operating expenses .........             51.9             48.6             58.3             48.2
                                                    -------          -------          -------           ------

Operating income (loss) from continuing
operations ...............................             (0.1)             5.3             (9.5)             8.6
Other income, net ........................              1.3              1.8              1.8              1.7
                                                    -------          -------          -------           ------
Income (loss) from continuing operations
before provision for income taxes ........              1.2              7.1             (7.7)            10.3
Benefit (provision) for income taxes .....              1.3             (2.3)             3.9             (3.3)
                                                    -------          -------          -------           ------
Income (loss) from continuing operations .              2.5              4.8             (3.8)             7.0
Income (loss) from discontinued operations
(net of tax) .............................              0.0              2.0             (4.6)             0.9
                                                    -------          -------          -------           ------
Net income (loss) ........................              2.5%             6.8%            (8.4)%            7.9%
                                                    =======          =======          =======           ======

         Sales. Our sales decreased 18% to $6.8 million for the three months ended September 29, 2001 from $8.2 million for the three months ended September 30, 2000. For the nine months ended September 29, 2001, sales decreased 22% to $19.6 million from $25.1 million for the nine months ended September 30, 2000. The overall decrease in our sales, for both the three and nine month periods, was due primarily to decreased unit sales of our ophthalmology products, as well as lower than expected sales of our recently launched Apex 800 hair removal system, as a result of weakened economic conditions, primarily in the United States of America. Sales of our OcuLight SLx products were impacted as a result of uncertainties surrounding Medicare reimbursement for certain procedures to treat age-related macular degeneration
(AMD) using our products. Additionally, during the third quarter of 2000, the Company made sales of the Oculight 664 in connection with studies evaluating the effectiveness of photodynamic therapy for the treatment of AMD. In the third quarter of 2001, we made no such sales. The decreased sales of ophthalmology products was offset, in part, by sales of our new dermatology product, the Apex
800. Domestic sales of $4.3 million accounted for 63% of sales for the three months ended September 29, 2001, compared to $4.9 million, or 60% of sales in the comparable 2000 period. Domestic sales decreased in absolute dollars due to the reasons stated above for the decrease in ophthalmology product sales, which decrease was offset, in part, by sales of our new dermatology product, the Apex
800. International sales of $2.5 million accounted for 37% of sales for the three months ended September 29, 2001, compared to $3.3 million, or 40% of sales in the comparable 2000 period. The decrease in international sales was primarily due to decreases in ophthalmology product sales, offset by sales of our new dermatology product, the Apex 800. The overall decrease in international sales occurred primarily in the Asian region. We expect revenues from international sales to continue to account for a substantial portion of our sales. We expect future growth in sales of both ophthalmology and dermatology products, with the Apex 800 hair removal laser systems for dermatology generating the most significant growth.

         Gross Profit. Our gross profit decreased 21% to $3.5 million for the three months ended September 29, 2001 compared to $4.4 million for the three months ended September 30, 2000. Gross profit as a percentage of net sales for the three months ended September 29, 2001 decreased to 51.8%, compared to 54.0% for the three months ended September 30, 2000, primarily due to the decreased sales volume of the OcuLight SLx, which has a relatively higher gross margin. In addition, fixed manufacturing costs were spread over a lower sales volume. Higher initial production costs of our newly introduced Apex 800 hair removal system also contributed to lower gross margins for the period. For the nine months ended September 29, 2001, our gross profit decreased 32.9% to $9.6 million as compared to $14.2 million for the comparable period in 2000. Gross profit as a percentage of net sales for the nine months ended September 29, 2001 decreased to 48.8%, compared to 56.8% for the nine months ended September 30, 2000. The decrease in gross profit for the nine months ended September 29, 2001 was due primarily to a reduction in sales of the OcuLight Slx as well as the fact that fixed manufacturing costs were spread over a lower sales volume. For the balance of 2001, we expect manufacturing costs to increase in absolute dollars to support increasing unit shipment volumes of existing products. We also expect our gross profit margins to continue to fluctuate due to changes in the relative proportions of domestic and international sales, mix of sales of existing products, pricing, product costs and a variety of other factors.

         Research and Development. Our research and development expenses decreased by 7.0% to $1.2 million for the three months ended September 29, 2001 from $1.3 million for the three months ended September 30, 2000. Research and development expenses increased as a percentage of net sales to 17.7% for the three months ended September 29, 2001 from 15.6% for the comparable prior year three-month period. For the nine months ended September 30, 2001, research and development expenses decreased 4.9% to $3.7 million as compared to $3.9 million for the nine months ended September 30, 2000. Research and development expenses as a percentage of net sales increased during the period to 18.8% for the nine months ended September 29, 2001 from 15.4% for the comparable 2000 period. The decrease in research and development expense in absolute dollars for the three and nine month period ended September 29, 2001 was due primarily to completion of the Apex 800 and cost containment measures. The increase as a percentage of sales for both the three and nine month periods was driven primarily by the decrease in sales which exceeded the decrease in research and development expense. We expect expenses for research and development to increase in absolute dollars during the remainder of 2001 as compared to the third quarter of 2001 in connection with activities related to new products and clinical treatment development, such as the transpupillary thermotherapy (TTT) for AMD study that commenced in March 2000.

         Sales, General and Administrative. Our sales, general and administrative expenses decreased by 14.9% to $2.3 million for the three months ended September 29, 2001 from $2.7 million for the three months ended September 30, 2000. Sales, general and administrative expenses increased as a percentage of net sales to 34.2% for the three months ended September 29, 2001 from 33.0% for the comparable prior year three-month period. For the nine months ended September 29, 2001, sales, general and administrative expenses decreased by 5.9% to $7.7 million from $8.2 million for the comparable period in 2000. Sales, general and administrative expenses as a percentage of net sales increased during this period to 39.5% for the nine months ended September 29, 2001 from 32.8% for the comparable period in 2000. The decrease in absolute dollars in sales, general and administrative expenses for both the three and nine month periods primarily was due to lower commissions and sales personnel and cost containment measures. The increase as a percentage of net sales for both the three and nine month periods was due to the decrease in revenue relative to the increase in sales, general and administrative expenses. We expect sales, general and administrative expenses in absolute dollars to increase and, as a percentage of net sales, to decrease, during the balance of 2001, as compared to the third quarter of 2001, as revenues increase.

         Discontinued Operations. In April 2001, we discontinued our Laser Research segment. There were no revenues or costs or operating expenses for this segment for the three month period ended September 29, 2001. For the three months ended September 30, 2000, revenues were $285,000 and costs and operating expenses of this segment totaled $47,000. The total loss on discontinued operations of $893,000 (net of a $542,000 income tax benefit) was recorded in the first quarter of 2001 and consisted primarily of inventory and sales returns costs. No assets or liabilities of the Laser Research segment remain and no proceeds are expected from the disposition of this segment.

LIQUIDITY AND CAPITAL RESOURCES

         At September 29, 2001, our primary sources of liquidity included cash and cash equivalents and available-for-sale securities in the aggregate amount of $10.2 million. In addition, in September 2001, we renewed our unsecured line of credit and increased available funding to $4 million from $2 million. The line of credit bears interest at the bank's prime rate and expires in October 2002. As of September 29, 2001, no borrowings were outstanding under this credit facility.

         During the nine months ended September 29, 2001, we used $4.3 million in cash and cash equivalents. During this period, operating activities used $2.7 million of cash. Uses of cash from operating activities included a net loss of $1.6 million, a decrease in accounts payable and accrued expenses of an aggregate of $1.2 million and an increase in net inventories of $3.0 million, partially offset by sources of cash including a decrease in accounts receivable of $1.4 million, discontinued operations of $0.9 million, depreciation of $0.6 million and a decrease in prepaids and other current assets of $0.2 million.

         We consumed $1.9 million in cash and cash equivalents with investing activities during the nine months ended September 29, 2001, primarily due to the acquisition of $0.4 million of property and equipment and net purchases of $1.5 million of available-for-sale securities.

         Net cash provided by financing activities during the nine months ended September 29, 2001 was $0.25 million which consisted of $0.3 million due to the issuance of common stock offset by $0.05 million in treasury stock repurchases.

         We believe that, based on current estimates, our cash, cash equivalents and available-for-sale securities together with operating cash flows will be sufficient to meet our anticipated cash requirements for the next 12 months.

         In December 1998, we instituted a stock repurchase program whereby up to 150,000 shares of our Common Stock may be repurchased in the open market. We plan to utilize all of the reacquired shares for reissuance in connection with employee stock programs. During the nine months ended September 30, 2001 11,000 shares of treasury stock were repurchased. To date, we have purchased 87,000 shares of our Common Stock under this program.

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

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, after they have been initially recognized in the financial statements. The provisions of this Statement are effective starting with fiscal years beginning after December 15, 2001. The Company believes that SFAS No. 142 will not have a material effect on the financial position or results of operation of the Company.

     In October 2001, the Financial Accounting Standards Board issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" that develops one accounting model for long lived assets that are to be disposed of by sale and requires long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations Reporting the Effects of Disposal of a segment of a business. Management does not expect the adoption of SFAS 144 to have a material impact on the Company's financial position and results of operations.

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

Any significant decline in market acceptance of our products would have a material adverse effect on our business, results of operations and financial condition. We commenced revenue shipments of the Apex 800 hair removal laser system in the third quarter of fiscal 2001. Our stated expectations for future sales growth depends on market acceptance of this product. If the Apex 800 does not receive the level of market acceptance that we anticipate, our results of operations could be materially and adversely effected. See " -- We Depend on Third Party Coverage and Reimbursement Policies" and " -- We Depend on Development of New Products and New Applications."

         Our Market is Competitive. Competition in the market for devices used for ophthalmic and dermatological treatments is intense and is expected to increase. This market is also characterized by rapid technological innovation and change and our products could be rendered obsolete as a result of future innovations. Our competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. Our principal competitors in ophthalmology are Lumenis (a subsidiary of ESC Medical Systems and formerly a division of Coherent, Inc.), Nidek, Inc., Carl Zeiss, Inc., Quantel and Alcon International and our principal competitors in dermatology are Lumenis, Candela Corporation, Cynosure, Inc., Laserscope and HGM. Some competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. In addition to other companies that manufacture photocoagulators, we compete with pharmaceutical solutions, other technologies and other surgical techniques. Some medical companies, academic and research institutions or others may develop new technologies or therapies that are more effective in treating conditions targeted by us or are less expensive than our current or future products. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

         We Face Risks of Manufacturing. The manufacture of our infrared and visible light photocoagulators and the related delivery devices is a highly complex and precise process. Although our OcuLight Systems, DioLite 532 and Apex 800 have been successfully introduced, we continue to face risks associated with manufacturing these products. Various difficulties may occur despite testing. Furthermore, we depend on third parties to manufacture substantially all of the components used in our products and have in the past experienced delays in manufacturing when a sole source supplier was unable to deliver components in volume and on a timely basis. Such a problem may reoccur. See " -- We Depend on Sole Source or Limited Source Suppliers." As a result of these factors, we may not be able to continue to manufacture our existing products or future products on a cost-effective and timely basis.

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

         We Depend on International Sales. We derive and expect to continue to derive a large portion of our revenue from international sales. In 2000 and 1999, our international sales were $11.7 million and $10.2 million, or 35% and 38%, respectively, of total sales. For the nine months ended September 29, 2001 and September 30, 2000, our international sales were $8.2 million and $8.8 million, representing 42% and 35%, respectively, of total sales. Therefore, a large portion of our revenues will continue to be subject to the risks associated with international sales. None of our international revenues and costs have been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. For example, the current high U.S. dollar relative value to the European currency (the Euro) is making our products less competitive in Europe when compared to European competitors and could negatively impact future sales levels from the region. The factors stated above could have a material adverse effect on our business, financial condition or results of operations.

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

         Doctors, clinics, hospitals and other users of our products may not obtain adequate reimbursement for use of our products from third-party payors. Payors may deny coverage and reimbursement for our products if they determine that the device was not reasonable and necessary for the purpose used, was investigational or was not cost-effective. For example, during July 2000, Medicare advised that claims for reimbursement for certain AMD procedures that use our OcuLight SLx laser system would not be reimbursed. In September 2000, Medicare changed its position and advised that claims for reimbursement for these AMD procedures can be submitted for reimbursement, with coverage and payment to be determined by the local Medicare carriers at their discretion. Although one medicare carrier for eleven U.S. states has published its decision to cover these procedures, a large percentage of carriers has not. As a result, since July 2000, sales of the OcuLight SLx laser system have dropped significantly. Sales of the OcuLight SLx continue, albeit at a lower level, because the OcuLight SLx can also be used for other ophthalmic procedures with Medicare reimbursement. Furthermore, since Medicare policies apply only to third party Medicare payors, they are not likely to affect international sales. We believe domestic sales of the OcuLight SLx laser system will continue to be negatively impacted by this decision until more local Medicare carriers elect to cover and reimburse for performing such AMD procedures or until Medicare advises that claims for these procedures are covered and reimbursable. If additional medicare carriers do not elect to cover and reimburse for performing these procedures or if Medicare does not advise that claims for these procedures are reimbursable, our business, financial condition and results of operation will be harmed. The Company is supporting a randomized clinical trial which may further validate Transpupillary thermotherapy, the most significant of the subject AMD procedures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         For the three and nine month periods ended September 29, 2001, there has been no material change to the disclosure made in the 2000 Form 10-K.

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

             None.

       (b  Reports on Form 8-K

             None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           IRIDEX Corporation
                                           (Registrant)


Date: November 13, 2001                    By:  /s/   Robert Kamenski
                                                ------------------------------
                                                Robert Kamenski
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Principal Accounting Officer)