Form 10-K/A
period 2001-12-29
IRIDEX CORP
filed 2002-04-10
CIK 1006045

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                  FORM 10-K/A
                                AMENDMENT NO. 1


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

================================================================================

                                EXPLANATORY NOTE



        This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 2001. This Form 10-K/A is filed with the Securities and Exchange Commission (the "Commission") for the sole purpose of revising the Consolidated Statement of Cash Flows as a result of a transposition error.


ITEM 8. FINANCIAL STATEMENTS

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




Exhibits       Exhibit Title
--------       -------------
23.1           Consent of Price WaterhouseCoopers LLP, Independent Accountants

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on 10th day of April, 2002.



                                  IRIDEX CORPORATION

                                  By: /s/ Robert Kamenski
                                      ------------------------------------------
                                      Robert Kamenski
                                      Chief Financial Officer and Vice
                                      President, Administration


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


   /s/ *                               President, Chief Executive Officer, and      April 10, 2002
----------------------------------     Director (Principal Executive Officer)
    (Theodore A. Boutacoff)

      /s/ Robert Kamenski              Chief Financial Officer and Vice             April 10, 2002
----------------------------------     President, Administration (Principal
       (Robert Kamenski)               Financial and Accounting Officer)

     /s/ *                             Vice President, Corporate Business           April 10, 2002
----------------------------------     Development and Director
      (James L. Donovan)

    /s/ *                              Director                                     April 10, 2002
----------------------------------
     (Robert K. Anderson)

     /s/ *                             Director                                     April 10, 2002
----------------------------------
      (Donald L. Hammond)

      /s/ *                            Director                                     April 10, 2002
----------------------------------
       (Joshua Makower)

       /s/ *                           Chairman of the Board                        April 10, 2002
----------------------------------
        (John M. Nehra)


*By:    /s/ Robert Kamenski
   -------------------------------
          Attorney-in-Fact

                                 EXHIBIT INDEX

Exhibits       Exhibit Title
--------       -------------
23.1           Consent of Price WaterhouseCoopers LLP, Independent Accountants
