Form 10-Q
period 2002-06-29
IRIDEX CORP
filed 2002-08-13
CIK 1006045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 29, 2002

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the Transition period from _______ to _______

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

                   (1) Yes [X]  No [ ]; (2) Yes [X]  No [ ]

The number of shares of common stock, $.01 par value, issued and outstanding as of August 7, 2002 was 6,862,862.

                                    IRIDEX CORPORATION

                                     TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

           Condensed Consolidated Balance Sheets as of June 29, 2002
           and December 29, 2001                                                         3

           Condensed Consolidated Statements of Operations for the three months
           and six months ended June 29, 2002 and June 30, 2001                          4

           Condensed Consolidated Statements of Cash Flows for the six months
           ended June 29, 2002 and June 30, 2001                                         5

           Condensed Consolidated Statements of Comprehensive Income (Loss) for the
           three and six months ended June 29, 2002 and June 30, 2001                    6

           Notes to Condensed Consolidated Financial Statements                          7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                                    11

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                   25

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                            26

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                                    26

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                              26

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                            27

ITEM 5.    OTHER INFORMATION                                                            28

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                             28

SIGNATURE                                                                               29

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               IRIDEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                   JUNE 29,     DECEMBER 29,
                                                 ------------  --------------
                                                     2002           2001
                                                 ------------  --------------
                                                 (unaudited)

                            ASSETS
                            ------
Current assets:
  Cash and cash equivalents . . . . . . . . . .  $     6,351   $       4,613
  Available-for-sale securities . . . . . . . .        3,680           4,489
  Accounts receivable, net. . . . . . . . . . .        6,952           8,066
  Inventories . . . . . . . . . . . . . . . . .       11,838          12,562
  Prepaids and other current assets . . . . . .          542             599
                                                 ------------  --------------
    Total current assets. . . . . . . . . . . .       29,363          30,329
  Property and equipment, net . . . . . . . . .        1,287           1,535
  Deferred income taxes . . . . . . . . . . . .        1,932           1,924
                                                 ------------  --------------
    Total assets. . . . . . . . . . . . . . . .  $    32,582   $      33,788
                                                 ============  ==============

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . .  $       729   $       1,176
  Accrued expenses. . . . . . . . . . . . . . .        2,559           2,779
                                                 ------------  --------------
    Total liabilities . . . . . . . . . . . . .        3,288           3,955
                                                 ------------  --------------
Stockholders' equity:
  Common stock. . . . . . . . . . . . . . . . .           70              69
  Additional paid-in capital. . . . . . . . . .       23,536          23,417
  Accumulated other comprehensive income (loss)           (2)              3
  Treasury stock. . . . . . . . . . . . . . . .         (430)           (430)
  Retained earnings . . . . . . . . . . . . . .        6,120           6,774
                                                 ------------  --------------
    Total stockholders' equity. . . . . . . . .       29,294          29,833
                                                 ------------  --------------
    Total liabilities and stockholders' equity.  $    32,582   $      33,788
                                                 ============  ==============


    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                  IRIDEX CORPORATION
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                     (UNAUDITED)

                                                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                               JUNE 29,    JUNE 30,    JUNE 29,    JUNE 30,
                                                                                 2002        2001        2002        2001
                                                                              ----------  ----------  ----------  ----------
Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   7,433   $   7,088   $  14,396   $  12,823
Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,312       3,391       8,190       6,763
                                                                              ----------  ----------  ----------  ----------
      Gross Profit . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,121       3,697       6,206       6,060
                                                                              ----------  ----------  ----------  ----------

Operating expenses:
  Research and development . . . . . . . . . . . . . . . . . . . . . . . . .      1,320       1,176       2,465       2,488
  Sales, general and administrative. . . . . . . . . . . . . . . . . . . . .      2,512       2,624       4,799       5,422
                                                                              ----------  ----------  ----------  ----------
Total operating expenses . . . . . . . . . . . . . . . . . . . . . . . . . .      3,832       3,800       7,264       7,910
                                                                              ----------  ----------  ----------  ----------

Operating loss from continuing operations. . . . . . . . . . . . . . . . . .       (711)       (103)     (1,058)     (1,850)
  Other income, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         54         121          97         261
                                                                              ----------  ----------  ----------  ----------
Income (loss) from continuing operations before benefit from (provision for)
income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (657)         18        (961)     (1,589)
  Benefit from (provision for) income taxes. . . . . . . . . . . . . . . . .        210          (7)        307         676
                                                                              ----------  ----------  ----------  ----------
Income (loss) from continuing operations . . . . . . . . . . . . . . . . . .       (447)         11        (654)       (913)

Loss from discontinued operations (net of applicable income tax benefit of
$-, $-, $- and $542, respectively) . . . . . . . . . . . . . . . . . . . . .          -           -           -        (893)
                                                                              ----------  ----------  ----------  ----------
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (447)  $      11   $    (654)  $  (1,806)
                                                                              ==========  ==========  ==========  ==========
Income (loss) from continuing operations per common share-basic. . . . . . .  $   (0.07)  $    0.00   $   (0.10)  $   (0.14)
Loss from discontinued operations per common share-basic . . . . . . . . . .          -           -           -       (0.13)
                                                                              ----------  ----------  ----------  ----------
Net income (loss) per common share-basic . . . . . . . . . . . . . . . . . .  $   (0.07)  $    0.00   $   (0.10)  $   (0.27)
                                                                              ==========  ==========  ==========  ==========

Income (loss) from continuing operations per common share-diluted. . . . . .  $   (0.07)  $    0.00   $   (0.10)  $   (0.14)
Loss from discontinued operations per common share-diluted . . . . . . . . .          -           -           -       (0.13)
                                                                              ----------  ----------  ----------  ----------
Net income (loss) per common share-diluted . . . . . . . . . . . . . . . . .  $   (0.07)  $    0.00   $   (0.10)  $   (0.27)
                                                                              ==========  ==========  ==========  ==========

Shares used in per common share basic calculations . . . . . . . . . . . . .      6,861       6,742       6,849       6,727
                                                                              ==========  ==========  ==========  ==========
Shares used in per share diluted calculations. . . . . . . . . . . . . . . .      6,861       6,874       6,849       6,727
                                                                              ==========  ==========  ==========  ==========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

1
                                              IRIDEX CORPORATION
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)
                                                 (UNAUDITED)

                                                                                         SIX MONTHS ENDED
                                                                                        JUNE 29,    JUNE 30,
                                                                                          2002        2001
                                                                                       ----------  ----------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (654)  $  (1,806)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Discontinued operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -         564
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . .        437         421
    Provision for inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . .         70         140
    Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (8)          -
    Changes in operating assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,114       1,141
      Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        654      (1,544)
      Prepaids and other current assets . . . . . . . . . . . . . . . . . . . . . . .         57         212
      Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (447)         94
      Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (220)       (991)
                                                                                       ----------  ----------
    Net cash provided by (used in) operating activities . . . . . . . . . . . . . . .      1,003      (1,769)
                                                                                       ----------  ----------

Cash flows from investing activities:
  Purchases of available-for-sale securities. . . . . . . . . . . . . . . . . . . . .     (2,555)     (1,367)
  Proceeds from maturity of available-for-sale securities . . . . . . . . . . . . . .      3,359       1,089
  Acquisition of property and equipment . . . . . . . . . . . . . . . . . . . . . . .       (189)       (328)
                                                                                       ----------  ----------
    Net cash provided by (used in) investing activities . . . . . . . . . . . . . . .        615        (606)
                                                                                       ----------  ----------

Cash flows from financing activities:
  Issuance of common stock, net . . . . . . . . . . . . . . . . . . . . . . . . . . .        120         133
                                                                                       ----------  ----------
    Net cash provided by financing activities . . . . . . . . . . . . . . . . . . . .        120         133
                                                                                       ----------  ----------
      Net increase (decrease) in cash and cash equivalents. . . . . . . . . . . . . .      1,738      (2,242)

Cash and cash equivalents at beginning of period. . . . . . . . . . . . . . . . . . .      4,613       9,998
                                                                                       ----------  ----------

Cash and cash equivalents at end of period. . . . . . . . . . . . . . . . . . . . . .  $   6,351   $   7,756
                                                                                       ==========  ==========



SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Change in unrealized losses on available-for-sale securities                         $      (5)  $      (2)


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IRIDEX  CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (IN THOUSANDS)
                                   (UNAUDITED)

                                      THREE MONTHS ENDED      SIX MONTHS ENDED

                                     JUNE 29,    JUNE 30,    JUNE 29,    JUNE 30,
                                       2002        2001        2002        2001
                                    ----------  ----------  ----------  ----------
Net income (loss) . . . . . . . .   $    (447)  $      11   $    (654)  $  (1,806)

Other comprehensive loss:

  Change in unrealized loss on
    available-for-sale securities          (3)         (5)         (5)         (2)
                                    ----------  ----------  ----------  ----------

Comprehensive income (loss) . . .   $    (450)  $       6   $    (659)  $  (1,808)
                                    ==========  ==========  ==========  ==========


    The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IRIDEX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of IRIDEX Corporation have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 29, 2002 (as amended on Form 10K/A on April 10, 2002). The results of operations for the three month and six month periods ended June 29, 2002 are not necessarily indicative of the results for the year ending December 28, 2002 or any future interim period.

2.   INVENTORIES (IN THOUSANDS):

                                                JUNE 29,     DECEMBER 29,
                                                  2002          2001
                                              ------------  -------------

                                               (unaudited)
Raw materials and work in progress. . . . .   $      7,310  $       8,078
Finished goods. . . . . . . . . . . . . . .          4,528          4,484
                                              ------------  -------------
Total inventories . . . . . . . . . . . . .   $     11,838  $      12,562
                                              ============  =============

3.   COMPUTATIONS OF NET INCOME (LOSS) PER COMMON SHARE

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

     A reconciliation of the numerator and denominator of net income per common share is as follows (in thousands, except per share amounts):

                                                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                JUNE 29,   JUNE 30,    JUNE 29,    JUNE 30,
                                                                  2002       2001        2002        2001
                                                               ----------  ---------  ----------  ----------
                                                                    (unaudited)             (unaudited)
Numerator
Income (loss) from continuing operations. . . . . . . . . . .  $    (447)  $      11  $    (654)  $    (913)
Income (loss) from discontinued operations. . . . . . . . . .          -           -          -        (893)
                                                               ----------  ---------  ----------  ----------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . .  $    (447)  $      11  $    (654)  $  (1,806)
                                                               ==========  =========  ==========  ==========
Denominator - Basic
  Weighted average common stock outstanding . . . . . . . . .      6,861       6,742      6,849       6,727
                                                               ==========  =========  ==========  ==========
Basic income (loss) per share from continuing operations. . .  $   (0.07)  $    0.00  $   (0.10)  $   (0.14)
Basic income (loss) per share from discontinued operations. .       0.00        0.00       0.00       (0.13)
                                                               ==========  =========  ==========  ==========
Basic income (loss) per share . . . . . . . . . . . . . . . .  $   (0.07)  $    0.00  $   (0.10)  $   (0.27)
                                                               ==========  =========  ==========  ==========

Denominator - Diluted
  Weighted average common stock outstanding . . . . . . . . .      6,861       6,742      6,849       6,727
Effect of dilutive securities
  Weighted average common stock options . . . . . . . . . . .          -         132          -           -
                                                               ----------  ---------  ----------  ----------
Total weighted average stock and options outstanding. . . . .      6,861       6,874      6,849       6,727
                                                               ==========  =========  ==========  ==========
Diluted income (loss) per share from continuing operations. .  $   (0.07)  $    0.00  $   (0.10)  $   (0.14)
Diluted income (loss) per share from discontinued operations.       0.00        0.00       0.00       (0.13)
                                                               ==========  =========  ==========  ==========
Diluted income (loss) per share . . . . . . . . . . . . . . .  $   (0.07)  $    0.00  $   (0.10)  $   (0.27)
                                                               ==========  =========  ==========  ==========

     During the three and six months ended June 29, 2002, options to purchase 1,614,037 shares a weighted average exercise price of $5.29 per share were outstanding, but were not included in the computations of diluted net income
(loss) per common share because their effect was antidilutive. For the six months ended June 30, 2001 options to purchase 1,525,889 shares at a weight average price of $4.68 per share were outstanding but not included in the computations of diluted net income per common share because their effect was antidilutive. For the three months ended June 30, 2001 options to purchase 849,821 shares at a weighted average exercise price of $7.39 were outstanding but were not included in the computations of diluted net income per common share because the exercise price of the related options exceeded the average market price of the common shares. These options could dilute earnings per share in future periods.

4.   DISCONTINUED  OPERATIONS

     In April 2001, management decided to discontinue the Laser Research segment. There were no revenues, costs or expenses for this segment for both the three month periods ended June 29, 2002 and June 30, 2001, respectively. The total loss on discontinued operations of $893,000 (net of a $542,000 income tax benefit) was recorded in the first quarter of 2001 and consisted primarily of inventory and sales returns costs. No assets or liabilities of the Laser Research segment remain and no proceeds are expected from the disposition of this segment.

5.   BUSINESS  SEGMENTS  (UNAUDITED)

     We operate in two reportable segments: the ophthalmology medical device segment and the aesthetics medical device segment. In both segments, we develop, manufacture and market medical devices. Our revenues arise from the sale of consoles, delivery devices, disposables and service and support activities. Information on reportable segments for the three and six months ended June 29, 2002 and June 30, 2001 is as follows (in thousands):

--------------------------------------------------------------------------------------------------------------------------
                Three Months Ended June 29, 2002        Three Months Ended June 30, 2001    Six Months Ended June 29, 2002
--------------------------------------------------------------------------------------------------------------------------
              Ophthalmology    Aesthetics    Total    Ophthalmology    Aesthetics    Total    Ophthalmology    Aesthetics
                 Medical        Medical                  Medical        Medical                  Medical        Medical
                 Devices        Devices                  Devices        Devices                  Devices        Devices
--------------------------------------------------------------------------------------------------------------------------
Sales         $        5,679  $      1,754  $ 7,433   $        5,444  $      1,644  $ 7,088   $       10,756  $      3,640
--------------------------------------------------------------------------------------------------------------------------
Direct Cost            1,797           727    2,524            1,732           565    2,297            3,469         1,601
of Goods
Sold
--------------------------------------------------------------------------------------------------------------------------
Direct                 3,882         1,027    4,909            3,712         1,079    4,791            7,287         2,039
Gross
Margin
--------------------------------------------------------------------------------------------------------------------------
Total                                        (5,566)                                 (4,773)
Unallocated
Costs
--------------------------------------------------------------------------------------------------------------------------
Pre-tax                                        (657)                                     18
income
(loss)
--------------------------------------------------------------------------------------------------------------------------



----------------------------------------------------------------
                             Six Months Ended June 30, 2001
----------------------------------------------------------------
                Total    Ophthalmology    Aesthetics     Total
                            Medical        Medical
                            Devices        Devices
----------------------------------------------------------------
Sales         $ 14,396   $       10,074  $      2,749  $ 12,823
----------------------------------------------------------------
Direct Cost      5,070            3,214         1,008     4,222
of Goods
Sold
----------------------------------------------------------------
Direct           9,326            6,860         1,741     8,601
Gross
Margin
----------------------------------------------------------------
Total          (10,287)                                 (10,190)
Unallocated
Costs
----------------------------------------------------------------
Pre-tax           (961)                                  (1,589)
income
(loss)
----------------------------------------------------------------

     Indirect costs of manufacturing, research and development, and selling, general and administrative costs are not allocated to the segments.

     The Company's assets and liabilities are not evaluated on a segment basis. Accordingly, no disclosure on segment assets and liabilities is provided.

6.   RECENT  ACCOUNTING  PRONOUNCEMENTS

     On April 30, 2002, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 145 (SFAS 145), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. FAS 145 rescinds both FASB Statement No. 4 (SFAS 4), Reporting Gains and Losses from Extinguishment of Debt, and the amendment to FAS 4, FASB Statement No. 64 (SFAS
64), Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Through this rescission, FAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the financial statements, (2) is subject to FASB Statement No. 66, Accounting for Sales of Real Estate, if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases. Generally, FAS 145 is effective for transactions occurring after May 15, 2002. We do not expect that the adoption of SFAS 145 will have a material effect on our financial performance or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt SFAS 146 during the first fiscal quarter of 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The Company does not expect that the adoption will have a material effect on its financial performance or results of operations.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to levels of future sales and operating results; actual order rate and market acceptance of our products; expectations for future sales growth, generally, and the potential for production cost decreases and our ability to continue our efforts to reduce the cost of components to offset anticipated decreases in our average selling prices; the impact of the current difficult economic environment on levels of sales; expectations of decreased levels of employee-related costs as a result of the recently completed reduction-in force; levels of future investment in research and development efforts; favorable Center for Medicare and Medicaid coverage decisions regarding AMD procedures that use our products; results of clinical studies and risks associated with bringing new products to market, and levels of international sales. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential," "continue," or the negatives of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, which reflect management's analysis only as of the date of this Form 10-Q. We undertake no obligation to update the results of any revision of these forward-looking statements as a result of the factors set forth under "Factors That May Affect Future Operating Results" and other risks detailed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002 and detailed from time to time in the reports that we file with the Securities and Exchange Commission.

RESULTS  OF  OPERATIONS

     The following table sets forth certain operating data as a percentage of sales for the periods indicated.

                                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                                  JUNE 29,   JUNE 30,   JUNE 29,   JUNE 30,
                                                    2002       2001       2002       2001
                                                       (UNAUDITED)          (UNAUDITED)
                                                  ---------  ---------  ---------  ---------
Sales. . . . . . . . . . . . . . . . . . . . . .     100.0%     100.0%     100.0%     100.0%
Cost of sales. . . . . . . . . . . . . . . . . .      58.0       47.8       56.9       52.7
                                                  ---------  ---------  ---------  ---------
  Gross profit . . . . . . . . . . . . . . . . .      42.0       52.2       43.1       47.3
                                                  ---------  ---------  ---------  ---------
Operating expenses:
  Research and development . . . . . . . . . . .      17.8       16.6       17.1       19.4
  Sales, general and administrative. . . . . . .      33.7       37.0       33.3       42.3
                                                  ---------  ---------  ---------  ---------
    Total operating expenses . . . . . . . . . .      51.5       53.6       50.4       61.7
                                                  ---------  ---------  ---------  ---------

Operating loss from continuing operations. . . .      (9.5)      (1.4)      (7.3)     (14.4)
Other income, net. . . . . . . . . . . . . . . .       0.7        1.7        0.7        2.0
                                                  ---------  ---------  ---------  ---------
Income (loss) from continuing operations before
benefit from (provision for) income taxes. . . .      (8.8)       0.3       (6.6)     (12.4)
Benefit from (provision for) income taxes. . . .       2.8       (0.1)       2.1        5.3
                                                  ---------  ---------  ---------  ---------
Income (loss) from continuing operations . . . .      (6.0)       0.2       (4.5)      (7.1)
Income (loss) from discontinued operations (net
of applicable income tax benefit). . . . . . . .       0.0        0.0        0.0       (7.0)
                                                  ---------  ---------  ---------  ---------
Net income (loss). . . . . . . . . . . . . . . .      (6.0)%      0.2%      (4.5)%    (14.1)%
                                                  =========  =========  =========  =========

     The following table sets forth for the periods indicated the amount of sales for our operating segments and sales as a percentage of total sales (in thousands).

---------------------------------------------------------------------------------------------------------
                                Three Months Ended                        Six Months Ended
---------------------------------------------------------------------------------------------------------
                      June 29, 2002        June 30, 2001         June 29, 2002          June 30, 2001
                                   (UNAUDITED)                                (UNAUDITED)
---------------------------------------------------------------------------------------------------------
                   Amount   Percentage   Amount   Percentage   Amount   Percentage   Amount   Percentage
                             of total              of total              of total              of total
                               sales                 sales                 sales                 sales
---------------------------------------------------------------------------------------------------------
    Domestic       $ 4,744        63.8%  $ 4,038        57.0%  $ 8,743        60.7%  $ 7,160        55.8%
---------------------------------------------------------------------------------------------------------
    International    2,689        36.2%    3,050        43.0%    5,653        39.3%    5,663        44.2%
---------------------------------------------------------------------------------------------------------
Total              $ 7,433       100.0%  $ 7,088       100.0%  $14,396       100.0%  $12,823       100.0%
---------------------------------------------------------------------------------------------------------
Ophthalmology:
---------------------------------------------------------------------------------------------------------
    Domestic       $ 3,220        43.3%  $ 2,813        39.7%  $ 6,037        41.9%  $ 5,015        39.1%
---------------------------------------------------------------------------------------------------------
    International    2,459        33.1%    2,631        37.1%    4,719        32.8%    5,059        39.5%
---------------------------------------------------------------------------------------------------------
Total              $ 5,679        76.4%  $ 5,444        76.8%  $10,756        74.7%  $10,074        78.6%
---------------------------------------------------------------------------------------------------------
Aesthetics:
---------------------------------------------------------------------------------------------------------
    Domestic       $ 1,524        20.5%  $ 1,225        17.3%  $ 2,706        18.8%  $ 2,145        16.7%
---------------------------------------------------------------------------------------------------------
    International      230         3.1%      419         5.9%      934         6.5%      604         4.7%
---------------------------------------------------------------------------------------------------------
Total              $ 1,754        23.6%  $ 1,644        23.2%  $ 3,640        25.3%  $ 2,749        21.4%
---------------------------------------------------------------------------------------------------------

     Combined  Ophthalmology  and  Dermatology  Sales

     Sales for the three months ended June 29, 2002 increased 4.9% to $7.4 million for the three months ended June 29, 2002 from $7.1 million for the three months ended June 30, 2001. Sales for the six months ended June 29, 2002 increased 12.3% to $14.4 million from $12.8 million for the six months ended June 30, 2001. For both the three and six month periods the overall increase was driven primarily by increased unit sales of our ophthalmology products and sales of the Apex hair removal laser system for aesthetics, which was introduced in July 2001, offset by a decrease in average selling prices.

     Domestic sales increased by 17.5% to $4.7 million from $4.0 million for the comparable prior year three-month period. For the six months ended June 29, 2002 domestic sales increased 22.1% to $8.7 million from $7.2 million. For both the three and six month periods, the increase was due mainly to increased unit sales of our ophthalmology delivery devices and laser systems as well as unit sales of the Apex hair removal laser system for aesthetics offset by decreased average selling prices for domestic products.

     International sales decreased 10.0% to $2.7 million for the three months ended June 29, 2002 from $3.0 million for the comparable prior year three-month period, primarily as a result of decreased unit sales of our ophthalmology visible laser systems and net decreases in average selling prices offset, in part, by increased sales of ophthalmology delivery devices and sales of the Apex hair removal laser system. For the six months ended June 29, 2002 international sales remained constant at 5.7 million.

     Ophthalmology  Sales

     Ophthalmology sales increased to $5.7 million for the three months ended June 29, 2002 from $5.4 million for the three months ended June 30, 2001. For the six months ended June 29, 2002 ophthalmology sales increased to $10.8 million from $10.1 million for the comparable prior year six-month period. Domestic ophthalmology sales increased to $3.2 million for the three months ended June 29, 2002 from $2.8 million for the comparable prior year three-month period. For the six months ended June 29, 2002 domestic ophthalmology sales increased to $6.0 million from $5.0 million for the comparable prior year six-month period. For both the three and six month periods domestic ophthalmology sales increased mainly as a result of increased sales of delivery devices and laser systems. International ophthalmology sales decreased to $2.5 million for the three months ended June 29, 2002 from $2.6 million for the comparable prior year three-month period. For the six months ended June 29, 2002 international ophthalmology sales decreased to $4.7 million from $5.1 million for the prior six-month period. For both the three and six month periods, the decrease in international ophthalmology sales was due to decreased sales of visible laser systems offset, in part, by increases in sales of delivery devices.

     Aesthetics  Sales

     Aesthetics sales increased to $1.8 million for the three months ended June 29, 2002 from $1.6 million for the three months ended June 30, 2001. The second quarter of 2001 included approximately $0.4 million of DioLite laser system shipments delayed from the first quarter of 2001 as a result of a key component delay. See "- Factors that Hay Affected Future Results - We Depend on Sole
Source Limited Source Suppliers." For the six months ended June 29, 2002 aesthetics sales increased to $3.6 million from $2.7 million for the comparable prior six-month period. Domestic aesthetics sales increased to $1.5 million for the three months ended June 29, 2002 from $1.2 million for as compared to the comparable prior year three-month period. For the six months ended June 29, 2002 domestic aesthetics sales increased to $2.7 million from $2.1 million. For both the three and six month periods, the increase in domestic aesthetics sales was driven by sales of the Apex hair removal laser system which commenced shipment in July 2001. International aesthetics sales decreased by $0.2 million to $0.2 million for the three months ended June 29, 2002 from $0.4 million for the comparable prior three-month period due to the impact of the DioLite system shipments delayed from the first quarter of 2001 which more than offset international sales of the Apex hair removal laser system in the second quarter of 2002. For the six months ended June 29, 2002 international aesthetics sales increased to $0.9 million from $0.6 million mainly as a result of sales of the Apex hair removal laser system. Our aesthetics products sales continue to be affected by the current weak economic conditions, particularly in the United States, and because hair removal procedures completed using our Apex 800 laser system are typically elective procedures that are differed by patients in difficult economics times, See "-Factors That Hay Affect Future Results - Our Business has been adversely Impacted by the Current Worldwide Economic Slowdown and Related Uncertainties."

     Gross Profit. Our gross profit decreased 15.6% to $3.1 million for the three months ended June 29, 2002 compared to $3.7 million for the three months ended June 30, 2001. Gross profit as a percentage of net sales for the three months ended June 29, 2002 decreased to 42.0%, compared to 52.2% for the three months ended June 30, 2001. For the six months ended June 29, 2002, gross profit as a percentage of net sales decreased to 43.1% as compared to 47.3% for the six months ended June 30, 2001. For both the three and six month periods ended June 29, 2002, the decrease in gross profit was primarily due to increased overhead costs related mainly to reorganization of our manufacturing and service functions and inventory related charges, lower average selling prices, the addition of lower margin sales of the Apex hair removal laser system and to the reduction in workforce. For the three and six months ended June 29, 2002 the reorganization of our manufacturing and services functions and inventory related charges resulted in a decrease in gross profit of approximately $0.3 million while lower average selling prices resulted in a decrease of approximately $0.3 million. Although, increasing competition has continued to result in a downward trend in average selling prices for some products, we intend to continue our efforts to reduce the cost of components and manufacturing and thereby mitigate the impact of price reductions on our gross profit. See "-Factors That Hay Affect Future Results - If We Cannot Increase Our Sales Volumes, Reduce Our Costs or Introduce Higher Margin Products to Offset Anticipated Reduction in the Average Unit Selling Price of our Products, Our Operating Results May Suffer. Additionally, a portion of our manufacturing costs in the second quarter of 2002 related to reorganization of the manufacturing function and to reduction in force and are not expected to recur. Overall, however, we expect our gross profit margins to continue to fluctuate due to changes in the relative proportions of domestic and international sales, mix of sales of existing products, pricing, product costs and a variety of other factors. See "-Factors That May Affect Future Results - Our Operating Results Fluctuate from Quarter to Quarter and Year to Year

     Research and Development. Our research and development expenses increased by 12.2% to $1.3 million for the three months ended June 29, 2002 from $1.2 million for the three months ended June 30, 2001. Research and development expenses increased as a percentage of net sales to 17.8% for the three months ended June 29, 2002 from 16.6% for the comparable prior year three-month period. The increase in research and development expense in absolute dollars and as a percentage of sales for the three month period ended June 29, 2002 was due primarily to the launch of new development projects and restructuring charges related to a reduction in work force during the second quarter of 2002. Restructuring charges accounted for approximately $60,000 of the overall increase in research and development expense while the launch of new development projects accounted for the remainder of the increase. For the six month periods ended June 29, 2002 and June 30, 2001, research and development expenses remained relatively constant at approximately $2.5 million. The increase in costs in 2002 due to new development projects and restructuring charges was offset by costs in 2001 associated with the completion of development work on the Apex 800 hair removal laser system. Research and development expenses as a percentage of net sales decreased during the period to

17.1% for the six months ended June 29, 2002 from 19.4% for the comparable 2001 period mainly as a result of increased sales in the second half of 2002. The reduction in workforce is expected to reduce research and development employee-related costs by going forward.

     Sales, General and Administrative. Our sales, general and administrative expenses decreased by 4.3% to $2.5 million for the three months ended June 29, 2002 from $2.6 million for the three months ended June 30, 2001. As a percentage of net sales, sales, general and administrative expenses decreased to 33.7% for the three months ended June 29, 2002 from 37.0% for the comparable prior year three-month period. For the six months ended June 29, 2002, sales, general and administrative expenses decreased by 11.5% to $4.8 million from $5.4 million for the comparable period in 2001. Sales, general and administrative expenses as a percentage of net sales decreased to 33.3% for the six months ended June 29, 2002 from 42.3% for the comparable period in 2001. The decrease in absolute dollars and as a percentage of net sales for both the three and six month periods ended June 29, 2002 was due primarily to a net decrease in various support related expenses offset by reduction in force related costs in the second quarter of 2002. For both the three and six month periods ended June 29, 2002 the reduction in force related costs were approximately $60,000 while the decrease in various support related expenses made up the remainder of the net decrease in selling, general and administrative expenses. As part of the restructuring during the second quarter of 2002, the ophthalmology and aeshetics product development and marketing functions were combined, allowing for a reduction in operating expenses for these functions. The reduction in workforce is expected to reduce research and development employee-related costs by going forward.

     Discontinued Operations. In April 2001, management decided to discontinue the Laser Research segment. There were no revenues, costs or expenses for this segment for either of the three month periods ended June 29, 2002 and June 30, 2001, respectively. The total loss on discontinued operations of $893,000 (net of a $542,000 income tax benefit) was recorded in the first quarter of 2001 and consisted primarily of inventory and sales returns costs. No assets or liabilities of the Laser Research segment remain and no proceeds are expected from the disposition of this segment.

     Reduction in Force. During the quarter ended June 29, 2002, we reduced our workforce by approximately 12%. For the three months ended June 29, 2002, we recorded restructuring charges totaling approximately $150,000 that were related primarily to the severance costs associated with headcount reduction instituted in the second quarter. The reduction in workforce is expected to reduce employee-related costs by $1.2 million annually going forward. As of June 29, 2002, we had a total headcount of 110 full-time employees after the reduction in force.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At June 29, 2002, our primary sources of liquidity included cash and cash equivalents and available-for-sale securities in the aggregate amount of $10.0 million. In addition, we have available $4 million under our unsecured line of credit which bears interest at the bank's prime rate and expires in October 2002. As of June 29, 2002, no borrowings were outstanding under this credit facility. We expect to renew the line of credit in October 2002 assuming that the terms continue to be acceptable.

     During the six months ended June 29, 2002, we generated $1.7 million in cash and cash equivalents. During this period, operating activities provided $1.0 million of cash. Sources of cash from operating activities included a decrease in net accounts receivable of $1.1 million, a decrease in net inventories of $0.7 million and depreciation of $0.4 million, partially offset by uses of cash including a net loss of $0.7 million, a decrease in accounts payable of $0.4 million and a decrease in accrued expenses of $0.2 million. We implemented procedures to reduce overall inventory levels and accounts receivable balances and will continue these asset management efforts to help increase our cash position.

     Investing activities provided $0.6 million in cash and cash equivalents during the six months ended June 29, 2002, primarily due to net proceeds from maturity of available for sale securities of $0.8 million offset by $0.2 million for the acquisition of property and equipment.

     Net cash provided by financing activities during the six months ended June 29, 2002 was $0.1 million which consisted of the issuance of common stock.

     We believe that, based on current estimates, our cash, cash equivalents and available-for-sale securities together with cash generated from operations and our credit facility will be sufficient to meet our anticipated cash requirements for the next 12 months. However, if the current economic downturn remains protracted, we may need to expand our cash reserves to fund our operations. Our liquidity could be negatively affected by a continued decline in demand for our products, the need to invest in new product development or reductions in spending by our customers as a result of the continuing economic downturn or other factors. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us. See "-Factors That May Affect Future Results - We May Need Additional Capital, which May Not Be Available, and Our Ability to Grow may be Limited as a Result."

     In December 1998, we instituted a stock repurchase program whereby up to 150,000 shares of our Common Stock may be repurchased in the open market. We plan to utilize all of the reacquired shares for reissuance in connection with employee stock programs. No shares were repurchased during the six months ended June 29, 2002. To date, we have purchased 103,000 shares of our Common Stock under this program.

CRITICAL ACCOUNTING POLICIES

     The preparation of our condensed financial statements in conformity with United States Generally Accepted Accounting Principles (GAAP) requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, net sales and expenses, and the related disclosures. We base our estimates on historical experience, our knowledge of economic and market factors and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies are affected by significant estimates, assumptions and judgments used in the preparation of our condensed consolidated financial statements.

Revenue Recognition.

     Revenue from product sales is recognized upon receipt of a purchase order and product shipment provided no significant obligations remain and collection of the receivables is deemed probable. Up-front fees received in connection with product sales are deferred and recognized over the associated product shipments.

Sales Return Allowance and Allowance for Doubtful Accounts.

     In the process of preparing financial statements we must make estimates and assumptions that affect the reported amount of assets and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, we must estimate future product returns related to current period product revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowance and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. Similarly our management must make estimates of the uncollectibility of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $7.0 million, net of allowance for doubtful accounts of $0.2 million as of June 29, 2002.

Inventories.

     Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis which approximates actual cost on a first-in, first-out
(FIFO) method. Lower of cost or market is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors.

Income Taxes.

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

Warranty Reserves.

     We provide reserves for the estimated cost of product warranties at the time revenue is recognized. We estimate the costs of our warranty obligations based on our historical experience of known product failure rates, use of labor, materials and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should our actual experience relative to these factors differ from our estimates, we may be required to record additional warranty reserves. Alternatively, if we provide more reserves than we need, we may reverse a portion of such provision in future periods.

RECENT  ACCOUNTING  PRONOUNCEMENTS

     On April 30, 2002, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 145 (SFAS 145), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. FAS 145 rescinds both FASB Statement No. 4 (SFAS 4), Reporting Gains and Losses from Extinguishment of Debt, and the amendment to FAS 4, FASB Statement No. 64 (SFAS
64), Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Through this rescission, FAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the financial statements, (2) is subject to FASB Statement No. 66, Accounting for Sales of Real Estate, if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases. Generally, FAS 145 is effective for transactions occurring after May 15, 2002. We do not expect that the adoption of SFAS 145 will have a material effect on our financial performance or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt SFAS 146 during first quarter of 2003. The provision of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The Company does not expect that the adoption will have a material effect on its financial performance or results of operations.

FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS

     We Rely on Continued Market Acceptance of Our Products. We currently market visible and infrared light semiconductor-based photocoagulator medical laser systems to the ophthalmic market. We also market a visible and infrared light semiconductor-based photocoagulator medical laser system to the aesthetics market. We believe that continued and increased sales, if any, of these medical laser systems is dependent upon a number of factors including the following:

          -    Product performance, procedures and price;

          - Recommendations and opinions by ophthalmologists and dermatolgists;

          - Performance of these laser systems and treatments which are a beneficial alternative to competing technologies and treatments;

          - The willingness of ophthalmologists and dermatologists to convert to semiconductor-based or infrared laser systems from alternative technologies; and

          - The level of reimbursement for treatments administered with our products.

Any significant decline in market acceptance of our products would have a material adverse effect on our business, results of operations and financial condition.

     We Face Strong Competition in Our Markets and Expect the Level of Competition to Grow in the Foreseeable Future. Competition in the market for devices used for ophthalmic and dermatological treatments is intense and is expected to increase. This market is also characterized by rapid technological innovation and change and our products could be rendered obsolete as a result of future innovations. Our competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. Our principal competitors in ophthalmology are Lumenis Ltd., Nidek, Inc., Carl Zeiss, Inc., Alcon International and Quantel. All of these companies currently offer a competitive semiconductor-based laser system in ophthalmology. Our principal competitors in aesthetics are Lumenis Ltd., Laserscope, Candela Corporation and Altus Medical Inc. Some competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. Some companies also have greater name recognition than we do and long-standing customer relationships. In addition to other companies that manufacture photocoagulators, we compete with pharmaceuticals, other technologies and other surgical techniques. Some medical companies, academic and research institutions, or others, may develop new technologies or therapies that are effective in treating conditions targeted by us or are less expensive than our current or future products. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

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

     Our Business Has Been Adversely Impacted By the Worldwide Economic Slowdown and Related Uncertainties. Weaker economic conditions worldwide, particularly in the U.S., have contributed to the current slowdown in our business in general. This has resulted in reduced demand for some of our products, particularly in our aesthetics products, such as the Apex 800, excess manufacturing capacity under current market conditions and higher overhead costs, as a percentage of revenue. In addition, these economic conditions are making it very difficult for us, our customers and our distributors to forecast and plan future business activities. This level of uncertainty strongly challenges our ability to operate profitably or grow our business. If the economic or market conditions continue or further deteriorate, this may have a material adverse impact on our financial position, results of operation and cash flows.

     We Face Risks of Manufacturing. The manufacture of our infrared and visible light photocoagulators and the related delivery devices is a highly complex and precise process. We assemble critical subassemblies and the final product at our facility in Mountain View, California. Although our OcuLight, DioLite 532 and Apex 800 systems have been introduced, we continue to face risks associated with manufacturing these products. Various difficulties may occur despite testing. Furthermore, we may experience delays, disruptions, capacity constraints or quality control problems in our manufacturing operations and, as a result, product shipments to our customers could be delayed, which would negatively impact our net revenues.

     We Depend on Sole Source or Limited Source Suppliers. We rely on third parties to manufacture substantially all of the components used in our products. Some of our suppliers are sole or limited source. In addition, some of these suppliers are relatively small private companies that may discontinue their operations at any time. There are risks associated with the use of independent suppliers, including unavailability of or delays in obtaining adequate supplies of components, including optics, laser diodes, and crystals and potentially reduced control of quality, production costs and timing of delivery. We may experience difficulty identifying alternative sources of supply for certain components used in our products. For example, we experienced delays in shipping our green laser systems (such as the DioLite 532 for aesthetics and the OcuLight GL and GLx for ophthalmology) during the first fiscal quarter of 2001 due to a supply shortage of a key component. We qualified additional sources for this component during the first fiscal quarter of 2001; however, the process of qualifying suppliers is ongoing and may be lengthy, particularly as new products are introduced. In addition, the use of alternate components may require design alterations which may delay installation and increase product costs. We have some long term or volume purchase agreements with our suppliers and currently purchase components on a purchase order basis. These components may not be available in the quantities required, on reasonable terms, or at all. Financial or other difficulties faced by our suppliers or significant changes in demand for these components or materials could limit their availability. Any failures by such third parties to adequately perform may impair our ability to offer our existing products, delay the submission of products for regulatory approval, impair our ability to deliver products on a timely basis or otherwise impair our competitive position. Establishing our own capabilities to manufacture these components would be expensive and could significantly decrease our profit margins. Our business, results of operations and financial condition would be adversely affected if we were unable to continue to obtain components in the quantity and quality desired and at the prices we have budgeted.

     We Depend on International Sales for a Significant Portion of Our Operating Results. We derive and expect to continue to derive a large portion of our revenue from international sales. For the six months ended June 29, 2002 and June 30, 2001, our international sales were $5.7 million for both periods, representing 39% and 44%, respectively, of total sales. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. None of our international revenues and costs have been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. For example, the current high U.S. dollar relative value to the European currency (the Euro) is making our products less competitive in Europe when compared to European competitors and could negatively impact future sales levels from the region. The factors stated above could have a material adverse effect on our business, financial condition or results of operations. Our international operations and sales are subject to a number of risks including:

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

     Any one or more of these factors stated above could have a material adverse effect on our business, financial condition or results of operations. For additional discussion about our foreign currency risks, see Item 3, "Quantitative and Qualitative Disclosures About Market Risk."

     We Depend on Third Party Coverage and Reimbursement Policies. Our ophthalmology products are typically purchased by doctors, clinics, hospitals and other users, which bill various third-party payers, such as governmental programs and private insurance plans, for the health care services provided to their patients. Third-party payers are increasingly scrutinizing and challenging the coverage of new products and the level of reimbursement for covered products. Doctors, clinics, hospitals and other users of our products may not obtain adequate reimbursement for use of our products from third-party payers. While we believe that the laser procedures using our products have generally been reimbursed, payers may deny coverage and reimbursement for our products if they determine that the device was not reasonable and necessary for the purpose used, was investigational or was not cost-effective. For example, during July 2000, the Center for Medicare and Medicaid Services (CMS) advised that claims for reimbursement for certain AMD procedures which use our OcuLight SLx laser system would not be reimbursed by CMS. As a result, since July 2000, sales of the OcuLight SLx laser system dropped significantly. In September 2000, CMS changed its position and advised that claims for reimbursement for two of the AMD procedures can be submitted for reimbursement, with coverage and payment to be determined by the local medical carriers at their discretion. Sales of the OcuLight SLx continue, albeit at a lower level, because the OcuLight SLx can also be used for other ophthalmic procedures with CMS reimbursement. We believe domestic sales of the OcuLight SLx laser system will continue at these lower levels until more local Medicare carriers reimburse for performing such AMD procedures or until CMS advises that claims for these procedures may be submitted directly to CMS at the national level. Two carriers, Noridian Mutual Insurance, which is the CMS Part B Carrier for Alaska, Arizona, Colorado, Hawaii, Iowa, Nevada, North Dakota, Oregon, South Dakota, Washington and Wyoming, as well as Cigna, which is the carrier for North Carolina, Tennessee and Idaho, have made coverage decisions approving the use of the TTT protocol for the treatment of wet AMD. We believe that more medical carriers will reimburse for these procedures when they are further validated by clinical studies. We are sponsoring a randomized clinical trial which may further validate Transpupillary thermotherapy, the most significant of the subject AMD procedures.

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

     - Fluctuations in our product mix between dermatolgical and ophthalmic products and foreign and domestic sales;

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

     We Depend on Collaborative Relationships to Develop, Introduce and Market New Products, Product Enhancements and New Applications. We have entered into collaborative relationships with academic medical centers and physicians in connection with the research and development and clinical testing of our products. We plan to collaborate with third parties to develop and commercialize existing and new products. In May 1996, we executed an agreement with Miravant Medical Technologies, a maker of photodynamic drugs, to collaborate on a device that emits a laser beam to activate a photodynamic drug developed by Miravant for the treatment of wet AMD. The Phase III clinical trial was fully enrolled in December 1999. In January 2002, Miravant announced that the top line results of the trial indicated that SnET2, the photodynamic drug developed, did not meet the primary efficacy endpoint in the study population. As a result, the future place for SnET2 in the treatment of wet AMD is unclear and we cannot assure you that SnET2 will be timely or successfully pursued through clinical trials by Miravant. In the fourth quarter of 2001, we charged to expense $0.3 million of inventory related to the laser used by Miravant in the Phase III clinical trials. Additionally, our reliance on others for clinical development, manufacturing and distribution of our products may result in unforeseen problems. Further, our collaborative partners may develop or pursue alternative technologies either on their own or in collaboration with others. The failure of any current or future collaboration efforts could have a material adverse effect on our ability to introduce new products or applications and therefore could have a material adverse effect on our business, results of operations and financial condition.a

     We Rely on Patents and Proprietary Rights. Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued thirteen United States patents and one foreign patent on the technologies related to our products and processes. We have approximately eight pending patent applications in the United States and six foreign pending patent applications that have been filed. Our patent applications may not issue as patents, any patents now or in the future may not offer any degree of protection, or our patents or patent applications may be challenged, invalidated or circumvented in the future. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.

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

     We Face Product Liability Risks that May Adversely Affect our Business or Results of Operations. We may be subject to product liability claims in the future. Our products are highly complex and some are used to treat extremely delicate eye tissue and skin conditions on and near a patient's face. Although we maintain product liability insurance with coverage limits of $11.0 million per occurrence and an annual aggregate maximum of $12.0 million, our coverage from our insurance policies may not be adequate. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful claim brought against us in excess of our insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

     If We Cannot Increase Our Sales Volumes, Reduce Our Costs or Introduce Higher Margin Products to Offset Anticipated Reductions in the Average Unit Selling Price of our Products, Our Operating Results May Suffer. The average selling price of our products may decrease in the future in response to changes in product mix, competitive pricing pressures, new product introductions by us or our competitors or other factors. If we are unable to offset the anticipated decrease in our average selling prices by increasing our sales volumes, our net revenues will decline. In addition, to maintain our gross margins, we must continue to reduce the manufacturing cost of our products. Further, should average selling prices of our current products decline, we must develop and introduce new products and product enhancements with higher margins. If we cannot maintain our gross margins, our business could be seriously harmed, particularly if the average selling price of our products decreases significantly without a corresponding increase in sales.

     If We Fail to Accurately Forecast Demand For Our Product and Component Requirements For the Manufacture of Our Product, We Could Incur Additional Costs or Experience Manufacturing Delays and May Experience Lost Sales or Significant Inventory Carrying Costs. We use quarterly and annual forecasts based primarily on our anticipated product orders to plan our manufacturing efforts and determine our requirements for components and materials. It is very important that we accurately predict both the demand for our product and the lead times required to obtain the necessary components and materials. Lead times for components vary significantly and depend on numerous factors, including the specific supplier, the size of the order, contract terms and current market demand for such components. If we overestimate the demand for our product, we may have excess inventory, which would increase our costs. If we underestimate demand for our product and, consequently, our component and materials requirements, we may have inadequate inventory, which could interrupt our manufacturing, delay delivery of our product to our customers and result in the loss of customer sales. Any of these occurrences would negatively impact our business and operating results.

     If We Fail to Manage Growth Effectively, Our Business Could Be Disrupted Which Could Harm Our Operating Results. We have experienced, and may continue to experience growth in our business. We have made and, although we are currently in a global economic downturn, expect to continue to make significant investments to enable our future growth through, among other things, new product development and clinical trials for new applications and products. We must also be prepared to expand our work force and to train, motivate and manage additional employees as the need for additional personnel arises. Our personnel, systems, procedures and controls may not be adequate to support our future operations. Any failure to effectively manage future growth could have a material adverse effect on our business, results of operations and financial condition.

     If Our Facilities Were To Experience Catastrophic Loss, Our Operations Would Be Seriously Harmed. Our facilities could be subject to catastrophic loss such as fire, flood or earthquake. All of our research and development activities, manufacturing, our corporate headquarters and other critical business operations are located near major earthquake faults in Mountain View, California. Any such loss at any of our facilities could disrupt our operations, delay production, shipments and revenue and result in large expense to repair and replace our facilities.

     We May Need Additional Capital, which May Not Be Available, and Our Ability to Grow may be Limited as a Result. We believe that our existing cash balances, available-for-sale securities, credit facilities and cash flow expected to be generated from future operations, will be sufficient to meet our capital requirements at least through the next 12 months. However, we may be required, or could elect, to seek additional funding prior to that time. The development and marketing of new products and associated support personnel requires a significant commitment of resources. If cash from available sources is insufficient, we may need additional capital, which may not be available on favorable terms, if at all. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. Any inability to raise additional capital when we require it would seriously harm our business.

     Our Stock Price is Volatile. The trading price of our Common Stock has been subject to wide fluctuations in response to a variety of factors , some of which are beyond our control, including:

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

     Interest Rate Risk. We are subject to interest rate risks on cash and cash equivalents, available-for-sale marketable securities and any future financing requirements. Interest rate risks related to marketable securities are managed by managing maturities in our marketable securities portfolio. We have no long-term debt as of June 29, 2002.

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

PART II.  OTHER  INFORMATION

ITEM 1.   LEGAL  PROCEEDINGS
None.
ITEM 2.   CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
None.
ITEM 3.   DEFAULTS  UPON  SENIOR  SECURITIES
None.

ITEM 4.   SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS

     Our Annual Meeting of Stockholders was held on June 5, 2002 in San Jose, California. Of the 6,862,862 shares outstanding as of the record date, 6,573,518 were present or represented by proxy at the meeting. The results of the voting on the matters submitted to the stockholders are as follows:


     1. To elect six (6) directors to serve for the ensuing year or until their successors are duly elected and qualified.


                         Name           Votes For  Votes Withheld
                  --------------------  ---------  --------------

                  Theodore Boutacoff    6,068,255     505,263

                  James L. Donovan      6,068,255     505,263

                  John M. Nehra         6,172,055     401,463

                  Donald L. Hammond     6,168,480     405,038

                  Joshua Makower, M.D.  6,175,030     398,488

                  Robert K. Anderson    6,175,055     398,463


     2. To approve an amendment to the 1998 Stock Plan to increase the number of shares of common stock reserved for issuance thereunder from 930,000 shares to 1,230,000 shares.


                  Votes  for:                5,702,036

                  Votes  against:               12,490

                  Votes  abstaining:           858,992

     3. To approve an amendment to the 1995 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance thereunder from 340,000 shares to 370,000 shares.

                  Votes  for:                6,059,886

                  Votes  against:                9,100

                  Votes  abstaining:           504,532


     4. To ratify the appointment of PricewaterhouseCoopers LLP as independent accountants of the Registrant for the fiscal year ending December 28, 2002.

                  Votes  for:                6,566,118

                  Votes  against:                4,900

                  Votes  abstaining:             2,500



ITEM  5.  OTHER INFORMATION

     In  accordance  with  Section  10A(i)(2)  of the Securities Exchange Act of
     1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Registrant is responsible for disclosing the non-audit services approved by the Registrant's Audit Committee to be performed by PricewaterhouseCoopers LLP, the Registrant's independent auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the Registrant. The additional engagement of PricewaterhouseCoopers LLP for the matters listed below are each considered by the Registrant to be audit-related services that are closely related to the financial audit process. During the quarterly period covered by this filing, the Audit Committee approved the additional engagement of PricewaterhouseCoopers LLP for certain tax matter consultations and for the review of the Registrant's filings under the Securities Act of 1933, as amended.

ITEM  6.  EXHIBITS AND REPORTS ON FORM  8-K
(a)   Exhibits

99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

(b)   Reports  on  Form  8-K

      None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRIDEX Corporation
(Registrant)

Date: August 13, 2002     By: /s/  Robert Kamenski
                              -------------------------------

                              Robert  Kamenski
                              Chief  Financial  Officer
                              (Principal  Financial and
                              Principal Accounting Officer)