Form 10-Q/A
period 2002-06-29
IRIDEX CORP
filed 2002-08-30
CIK 1006045

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

For  the  Transition  period  from     to

                         Commission File Number: 0-27598


                               IRIDEX CORPORATION

             (Exact name of registrant as specified in its charter)


                 Delaware                                 77-0210467
   -------------------------------------           --------------------------
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

                                EXPLANATORY NOTE

     This Quarterly Report on Form 10-Q/A ("Form 10-Q/A") is being filed as Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the three and six month periods ended June 29, 2002. This Form 10-Q/A is filed with the Securities and Exchange Commission (the "Commission") for the sole purpose of revising Management's Discussion and Analysis of Financial Condition and Results of Operation as a result of editing errors.


PART  I.     FINANCIAL  INFORMATION

ITEM  2.

                   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to levels of future sales and operating results, including sales of our OcuLight SLx and Apex 800 laser systems; actual order rate and market acceptance of our products; expectations for future sales growth, generally, and the potential for production cost decreases, expected reductions in employee-related costs due to the recent workforce reduction and higher gross margins; levels of future investment in research and development efforts; favorable Center for Medicare and Medicaid coverage decisions regarding AMD procedures that use our products; results of clinical studies and risks associated with bringing new products to market, general economic conditions and levels of international sales. In some cases, forward-looking statements can be identified by terminology, such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential," "continue," or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this Form 10-Q. We undertake no obligation to update the results of any revision of these forward-looking statements as a result of the factors set forth under "Factors That May Affect Future Operating Results" and other risks detailed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002 and detailed from time to time in the reports that we file with the Securities and Exchange Commission.

RESULTS  OF  OPERATIONS

     The following table sets forth certain operating data as a percentage of sales for the periods indicated.

                                                    THREE MONTHS ENDED     SIX MONTHS ENDED
                                                   JUNE 29,    JUNE 30,   JUNE 29,   JUNE 30,
                                                     2002        2001       2002       2001
                                                        (UNADITED)            (UNAUDTIED)
                                                  ----------------------  --------------------
Sales . . . . . . . . . . . . . . . . . . . . . .     100.0%      100.0%     100.0%     100.0%
Cost of sales . . . . . . . . . . . . . . . . . .      58.0        47.8       56.9       52.7
                                                  ----------  ----------  ---------  ---------
    Gross profit. . . . . . . . . . . . . . . . .      42.0        52.2       43.1       47.3
                                                  ----------  ----------  ---------  ---------
Operating expenses:
    Research and development. . . . . . . . . . .      17.8        16.6       17.1       19.4
    Sales, general and administrative . . . . . .      33.7        37.0       33.3       42.3
                                                  ----------  ----------  ---------  ---------
        Total operating expenses. . . . . . . . .      51.5        53.6       50.4       61.7
                                                  ----------  ----------  ---------  ---------

Operating loss from continuing operations . . . .      (9.5)       (1.4)      (7.3)     (14.4)
Other income, net . . . . . . . . . . . . . . . .       0.7         1.7        0.7        2.0
                                                  ----------  ----------  ---------  ---------
Income (loss) from continuing operations before
benefit from (provision for) income taxes . . . .      (8.8)        0.3       (6.6)     (12.4)
Benefit from (provision for) income taxes . . . .       2.8        (0.1)       2.1        5.3
                                                  ----------  ----------  ---------  ---------
Income (loss) from continuing operations. . . . .      (6.0)        0.2       (4.5)      (7.1)
Income (loss) from discontinued operations (net
of applicable income tax benefit) . . . . . . . .       0.0         0.0        0.0       (7.0)
                                                  ----------  ----------  ---------  ---------
Net income (loss) . . . . . . . . . . . . . . . .     (6.0)%        0.2%     (4.5)%    (14.1)%
                                                  ==========  ==========  =========  =========

     The following table sets forth for the periods indicated the amount of sales (in thousands) for our operating segments and sales as a percentage of total sales.


                               Three Months Ended                           Six Months Ended
                   ------------------------------------------  ------------------------------------------
                      June 29, 2002          June 30, 2001         June 29, 2002        June 30, 2001
                   --------------------  --------------------  --------------------  --------------------
                                   (Unaudited)                                (Unaudited)
                   ------------------------------------------  ------------------------------------------
                   Amount   Percentage   Amount   Percentage   Amount   Percentage   Amount   Percentage
                             of total              of total              of total              of total
                              sales                 sales                 sales                 sales
                   -------  -----------  -------  -----------  -------  -----------  -------  -----------

    Domestic       $ 4,744        63.8%  $ 4,038        57.0%  $ 8,743        60.7%  $ 7,160        55.8%
-----------------  -------  -----------  -------  -----------  -------  -----------  -------  -----------
    International    2,689        36.2%    3,050        43.0%    5,653        39.3%    5,663        44.2%
-----------------  -------  -----------  -------  -----------  -------  -----------  -------  -----------
Total              $ 7,433       100.0%  $ 7,088       100.0%  $14,396       100.0%  $12,823       100.0%
-----------------  -------  -----------  -------  -----------  -------  -----------  -------  -----------
Ophthalmology:
-----------------
    Domestic       $ 3,220        43.3%  $ 2,813        39.7%  $ 6,037        41.9%  $ 5,015        39.1%
-----------------  -------  -----------  -------  -----------  -------  -----------  -------  -----------
    International    2,459        33.1%    2,631        37.1%    4,719        32.8%    5,059        39.5%
-----------------  -------  -----------  -------  -----------  -------  -----------  -------  -----------
Total              $ 5,679        76.4%  $ 5,444        76.8%  $10,756        74.7%  $10,074        78.6%
-----------------  -------  -----------  -------  -----------  -------  -----------  -------  -----------
Aesthetics:
-----------------
    Domestic       $ 1,524        20.5%  $ 1,225        17.3%  $ 2,706        18.8%  $ 2,145        16.7%
-----------------  -------  -----------  -------  -----------  -------  -----------  -------  -----------
    International      230         3.1%      419         5.9%      934         6.5%      604         4.7%
-----------------  -------  -----------  -------  -----------  -------  -----------  -------  -----------
Total              $ 1,754        23.6%  $ 1,644        23.2%  $ 3,640        25.3%  $ 2,749        21.4%
-----------------  -------  -----------  -------  -----------  -------  -----------  -------  -----------

Combined  Ophthalmology  and  Aesthetics  Sales

     Sales for the three months ended June 29, 2002 increased 4.9% to $7.4 million for the three months ended June 29, 2002 from $7.1 million for the three months ended June 30, 2001. Sales for the six months ended June 29, 2002 increased 12.3% to $14.4 million from $12.8 million for the six months ended
June 30, 2001. For both the three and six month periods the overall increase was driven primarily by increased unit sales of our ophthalmology products and sales of the Apex hair removal laser system for aesthetics offset by a net decrease in average selling prices.

     Domestic sales increased 17.5% to $4.7 million from $4.0 million for the comparable prior year three-month period. For the six months ended June 29, 2002 domestic sales increased 22.1% to $8.7 million from $7.2 million. For both the three and six months periods, the increase was due mainly to increased unit sales of our ophthalmology delivery devices and laser systems as well as unit sales of the Apex hair removal laser system for aesthetics offset by decreased average selling prices for domestic products.

     International sales decreased 11.8% to $2.7 million for the three months endced June 29, 2002 from $3.0 million for the comparable prior three-month period primarily as a result of decreased unit sales of our ophthalmology visible laser systems and net decreases in average selling prices offset, in part, by increased sales of ophthalmology delivery devices and sales of the Apex hair removal laser system. For the six months ended June 29, 2002 international sales remained constant at $5.7 million.

     We continue to face challenges marketing and selling our products in the current difficult economic environment, both domestically and internationally, and expect to face these challenges for the foreseeable future. See "-Factors That May Affect Future Results - Our Business has been Adversely Impacted by the Current Worldwide Economic Slowdown and Related Uncertainties."

     Ophthalmology Sales

     Ophthalmology sales increased to $5.7 million for the three months ended June 29, 2002 from $5.4 million for the three months ended June 30, 2001. For the six months ended June 29, 2002 ophthalmology sales increased to $10.8 million from $10.1 million for the comparable prior year six-month period. Domestic ophthalmology sales increased to $3.2 million for the three months ended June 29, 2002 from $2.8 million for the comparable prior year three-month period. For the six months ended June 29, 2002 domestic ophthalmology sales increased to $6.0 million from $5.0 million for the comparable prior year six-month period. For both the three and six month periods domestic ophthalmology sales increased mainly as a result of increased sales of delivery devices and laser systems. International ophthalmology sales decreased to $2.5 million for the three months ended June 29, 2002 from $2.6 million for the comparable prior year three-month period. For the six months ended June 29, 2002 international ophthalmology sales decreased to $4.7 million from $5.1 million for the comparable prior year six-month period. For both the three and six month periods the decrease in international ophthalmology sales was due to decreased sales of visible laser systems offset, in part, by increases in sales of delivery devices.

     Aesthetics  Sales

     Aesthetics sales increased to $1.8 million for the three months ended June 29, 2002 from $1.6 million for the three months ended June 30, 2001. The second quarter of 2001 included approximately $0.4 million of DioLite laser system shipments delayed from the first quarter of 2001 as a result of a key component delay. See "-Factors that May Affect Future Results - We Depend on Sole Source or Limited Source Suppliers." For the six months ended June 29, 2002 aesthetics sales increased to $3.6 million from $2.7 million for the comparable prior year six-month period. Domestic aesthetics sales increased to $1.5 million for the three months ended June 29, 2002 from $1.2 million for the comparable prior year three-month period. For the six months ended June 29, 2002 domestic aesthetics sales increased to $2.7 million from $2.1 million. For both the three and six month periods, the increase in domestic aesthetics sales was driven by sales of the Apex hair removal laser system which commenced shipment in July 2001. International aesthetics sales decreased by $0.2 million to $0.2 million for the three months ended June 29, 2002 from $0.4 million for the comparable prior year three-month period due to the impact of the DioLite system shipments delayed from the first quarter of 2001 which more than offset international sales of the Apex hair removal laser system in the second quarter of 2002. For the six months ended June 29, 2002 international aesthetics sales increased to $0.9 million from $0.6 million mainly as a result of sales of the Apex hair removal laser system. Our aesthetics products sales continue to be affected by the current weak economic conditions, particularly in the United States, and because hair removal procedures completed using our Apex 800 laser system are typically elective procedures that are deferred by patients in difficult economic times. See "-Factors That May Affect Future Results - Our Business has been adversely Impacted by the Current Worldwide Economic Slowdown and Related Uncertainties."

     Gross Profit. Our gross profit decreased 15.6% to $3.1 million for the three months ended June 29, 2002 compared to $3.7 million for the three months ended June 30, 2001. Gross profit as a percentage of net sales for the three months ended June 29, 2002 decreased to 42.0%, compared to 52.2% for the three months ended June 30, 2001. For the six months ended June 29, 2002, gross profit as a percentage of net sales decreased to 43.1% as compared to 47.3% for the six months ended June 30, 2001. For both the three and six month periods ended June 29, 2002, the decrease in gross profit was primarily due to increased overhead costs related mainly to reorganization of our manufacturing and service functions and inventory related charges, lower average selling prices, the addition of lower margin sales of the Apex hair removal laser system and to the reduction in workforce. For the three and six months ended June 29, 2002 the reorganization of our manufacturing and service functions and inventory related charges resulted in an overall decrease in gross profit of approximately $0.3 million while lower average selling prices resulted in a decrease of $0.3 million. Although increasing competition has continued to result in a downward trend in average selling prices for some products, we intend to continue our efforts to reduce the cost of components and manufacturing and thereby mitigate the impact of price reductions on our gross profit. See "-Factors That May Affect Future Results - If We Cannot Increase Our Sales Volumes, Reduce Our Costs or Introduce Higher Margin Products to Offset Anticipated Reductions in the Average Unit Selling Price of our Products, Our Operating Results May Suffer." Additionally, a portion of our manufacturing costs in the second quarter of 2002 related to reorganization of the manufacturing function and to a reduction in force, and are not expected to recur. Overall, however, we expect our gross profit margins to continue to fluctuate due to changes in the relative proportions of domestic and international sales, mix of sales of existing products, pricing, product costs and a variety of other factors. See "-Factors That May Affect Future Results - Our Operating Results Fluctuate from Quarter to Quarter and Year to Year."

     Research and Development. Our research and development expenses increased by 12.2% to $1.3 million for the three months ended June 29, 2002 from $1.2 million for the three months ended June 30, 2001. Research and development expenses increased as a percentage of net sales to 17.8% for the three months ended June 29, 2002 from 16.6% for the comparable prior year three-month period. The increase in research and development expense in absolute dollars and as a percentage of sales for the three month period ended June 29, 2002 was due primarily to the launch of new development projects and restructuring charges related to a reduction in work force during the second quarter of 2002. Restructuring charges accounted for approximately $60,000 of the overall increase in research and development expense while the launch of new development projects accounted for the remainder of the increase. For the six month periods ended June 29, 2002 and June 30, 2001, research and development expenses remained relatively constant at approximately $2.5 million. The increase in costs in 2002 as a result of new development projects and restructuring charges was offset by costs in 2001 associated with the completion of development work on the Apex 800 hair removal laser system. Research and development expenses as a percentage of net sales decreased during the period to 17.1% for the six months ended June 29, 2002 from 19.4% for the comparable 2001 period mainly as a result of increased sales in the second half of 2002. The reduction in workforce is expected to reduce research and development employee-related costs by $0.6 million annually going forward.

     Sales, General and Administrative. Our sales, general and administrative expenses decreased by 4.3% to $2.5 million for the three months ended June 29, 2002 from $2.6 million for the three months ended June 30, 2001. As a percentage of net sales, sales, general and administrative expenses decreased to 33.7% for the three months ended June 29, 2002 from 37.0% for the comparable prior year three-month period. For the six months ended June 29, 2002, sales, general and administrative expenses decreased by 11.5% to $4.8 million from $5.4 million for the comparable period in 2001. Sales, general and administrative expenses as a percentage of net sales decreased to 33.3% for the six months ended June 29, 2002 from 42.3% for the comparable period in 2001. The decrease in absolute dollars and as a percentage of net sales for both the three and six month periods ended June 29, 2002 was due primarily to a net decrease in various support related expenses offset by reduction in force related costs in the second quarter of 2002. For both the three and six month periods ended June 29, 2002 the reduction in force related costs were approximately $60,000 while the decrease in various support related expenses made up the remainder of the net decrease in selling, general and administrative expenses. As part of the restructuring during the second quarter of 2002, the ophthalmology and aesthetics marketing functions were combined, allowing for a reduction in operating expenses for these functions. The reduction in workforce is expected to reduce selling, general and administrative employee-related costs by $0.5 million annually going forward.

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

     Reduction in Force. During the quarter ended June 29, 2002, we reduced our workforce by seventeen positions or approximately 12%. For the three months ended June 29, 2002, we recorded restructuring charges totaling approximately $150,000 that were related primarily to the severance costs associated with the headcount reduction instituted in the second quarter. The majority of severance costs were paid out in the second quarter of 2002. The reduction in workforce is expected to reduce employee-related costs by $1.2 million annually going forward. As of June 29, 2002, we had a total headcount of 110 full-time employees after the reduction in force.

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

     We believe that, based on current estimates, our cash, cash equivalents and available-for-sale securities together with cash generated from operations and our credit facility will be sufficient to meet our anticipated cash requirements for the next 12 months. However, if the current economic downturn remains protracted, we may need to expend our cash reserves to fund our operations. Our liquidity could be negatively affected by a continued decline in demand for our products, the need to invest in new product development or reductions in spending by our customers as a result of the continuing economic downturn or other factors. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us. See "-Factors That May Affect Future Results - We May Need Additional Capital, which May Not Be Available, and Our Ability to Grow may be Limited as a Result."

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

CRITICAL  ACCOUNTING  POLICIES

     The preparation of our condensed consolidated financial statements in conformity with United States Generally Accepted Accounting Principles (GAAP) requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, net sales and expenses, and the related disclosures. We base our estimates on historical experience, our knowledge of economic and market factors and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies are affected by significant estimates, assumptions and judgments used in the preparation of our consensed consolidated financial statements.

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

Warranty  Reserves.

     We provide reserves for the estimated costs of product warranties at the time revenue is recognized. We estimate the costs of our warranty obligations based on our historical experience of known product failure rates, use of materials, labor and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Should our actual experience relative to these factors differ from our estimates, we may be required to record additional warranty reserves. Alternatively, if we provide more reserves than we need, we may reverse a portion of such provisions in future periods.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The Company will adopt SFAS 146 during the first quarter of 2003. The provision of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The Company does not expect that the adoption of SFAS 146 will have a material effect on its financial performance or results of operations.

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

          - Recommendations and opinions by ophthalmologists and dermatologists;

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

     Our Future Success Depends on Development of New Products and New Applications. Our future success is dependent upon, among other factors, our ability to develop, obtain regulatory approval of, manufacture and market, new products. Introduction of new products and new applications will require that we effectively transfer production processes from research and development to manufacturing and effectively coordinate with our suppliers. In addition, we must successfully sell and achieve market acceptance of new products and applications and enhanced versions of existing products. The extent of, and rate at which, market acceptance and penetration are achieved by future products is a function of many variables. These variables include price, safety, efficacy, reliability, marketing and sales efforts, the development of new applications for these products, the existence of competing products and general economic conditions affecting purchasing patterns. Any failure in our ability to successfully develop and introduce new products or enhanced versions of existing products and achieve market acceptance of new products and new applications could have a material adverse effect on our operating results and would cause our net revenues to decline.

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

                                    IRIDEX  Corporation
                                    (Registrant)

     Date:  August  30,  2002          By:  /s/  Robert Kamenski
                                            -----------------------------
                                            Robert Kamenski
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Principal Accounting Officer)