Form 10-Q
period 2002-09-28
IRIDEX CORP
filed 2002-11-12
CIK 1006045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  quarterly  period  ended  September  28,  2002

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

                   (1) Yes [X]  No [  ]; (2) Yes [X]  No [ ]

The number of shares of common stock, $.01 par value, issued and outstanding as of November 5, 2002 was 6,902,248.

                               IRIDEX Corporation
                                Table of Contents

                                                                                    Page
PART  I.   FINANCIAL  INFORMATION

Item  1.   Condensed Consolidated Financial  Statements (unaudited)

           Condensed Consolidated Balance Sheets as of September 28, 2002
           and December 29, 2001                                                       3

           Condensed Consolidated Statements of Operations for the three months
           and nine months ended September 28, 2002 and September 29, 2001             4

           Condensed Consolidated Statements of Cash Flows for the nine months
           ended September 28, 2002 and September 29, 2001                             5

           Condensed Consolidated Statements of Comprehensive Income (Loss) for the
           three and nine months ended September 28, 2002 and September 29, 2001       6

           Notes to Condensed Consolidated Financial Statements                        7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                  11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                 27

Item 4.    Controls and Procedures                                                    28


PART II.   OTHER  INFORMATION

Item 1.    Legal Proceedings                                                          29

Item 2.    Changes in Securities and Use of Proceeds                                  29

Item 3.    Defaults Upon Senior Securities                                            29

Item 4.    Submission of Matters to Vote of Security Holders                          29

Item 5.    Other Information                                                          29

Item 6.    Exhibits and Reports on Form 8-K                                           29

Signature                                                                             30

Certification under Section 302(a) of the Sarbanes-Oxley Act of 2002                  30

PART  I.  FINANCIAL  INFORMATION

ITEM  1.  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

                                   IRIDEX CORPORATION
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (IN THOUSANDS)


                                                SEPTEMBER 28, 2002    DECEMBER 29, 2001
                                               --------------------  -------------------
                                                   (unaudited)

                   ASSETS
                   ------
Current assets:
 Cash and cash equivalents. . . . . . . . . .  $             7,375   $            4,613
 Available-for-sale securities. . . . . . . .                3,075                4,489
 Accounts receivable, net . . . . . . . . . .                7,290                8,066
 Inventories. . . . . . . . . . . . . . . . .               11,719               12,562
 Prepaids and other current assets. . . . . .                  428                  599
                                               --------------------  -------------------
   Total current assets . . . . . . . . . . .               29,887               30,329
 Property and equipment, net. . . . . . . . .                1,072                1,535
 Deferred income taxes. . . . . . . . . . . .                2,479                1,924
                                               --------------------  -------------------
   Total assets . . . . . . . . . . . . . . .  $            33,438   $           33,788
                                               ====================  ===================

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
Current liabilities:
 Accounts payable . . . . . . . . . . . . . .  $               795   $            1,176
 Accrued expenses . . . . . . . . . . . . . .                3,057                2,779
                                               --------------------  -------------------
   Total liabilities. . . . . . . . . . . . .                3,852                3,955
                                               --------------------  -------------------
Stockholders' equity:
 Common stock . . . . . . . . . . . . . . . .                   70                   69
 Additional paid-in capital . . . . . . . . .               23,617               23,417
 Accumulated other comprehensive income . . .                    3                    3
 Treasury stock . . . . . . . . . . . . . . .                 (430)                (430)
 Retained earnings. . . . . . . . . . . . . .                6,326                6,774
                                               --------------------  -------------------
   Total stockholders' equity . . . . . . . .               29,586               29,833
                                               --------------------  -------------------
   Total liabilities and stockholders' equity  $            33,438   $           33,788
                                               ====================  ===================

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                       IRIDEX CORPORATION
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                           (UNAUDITED)

                                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                               SEPTEMBER 28,    SEPTEMBER 29,    SEPTEMBER 28,    SEPTEMBER 29,
                                                                   2002             2001             2002             2001
                                                              ---------------  ---------------  ---------------  ---------------
Sales                                                         $        6,717   $        6,750   $       21,113   $       19,573
Cost of sales                                                          3,705            3,252           11,895           10,015
                                                              ---------------  ---------------  ---------------  ---------------
      Gross Profit                                                     3,012            3,498            9,218            9,558
                                                              ---------------  ---------------  ---------------  ---------------

Operating expenses:
 Research and development                                                919            1,196            3,384            3,684
 Sales, general and administrative                                     2,098            2,309            6,897            7,731
                                                              ---------------  ---------------  ---------------  ---------------
Total operating expenses                                               3,017            3,505           10,281           11,415
                                                              ---------------  ---------------  ---------------  ---------------

Operating loss from continuing operations                                 (5)              (7)          (1,063)          (1,857)
Other income (expense), net                                              (31)              88               66              348
                                                              ---------------  ---------------  ---------------  ---------------
Income (loss) from continuing operations before benefit
 from (provision for) income taxes . . . . . . . . . . . . .             (36)              81             (997)          (1,509)
  Benefit from income taxes. . . . . . . . . . . . . . . . .             242               90              549              766
                                                              ---------------  ---------------  ---------------  ---------------
Income (loss) from continuing operations . . . . . . . . . .             206              171             (448)            (743)
Loss from discontinued operations (net of applicable
 income tax benefit of $-, $-, $- and $542, respectively)                  -                -                -             (893)
                                                              ---------------  ---------------  ---------------  ---------------
Net income (loss). . . . . . . . . . . . . . . . . . . . . .  $          206   $          171   $         (448)  $       (1,636)
                                                              ===============  ===============  ===============  ===============

Income (loss) from continuing operations per common
 share-basic . . . . . . . . . . . . . . . . . . . . . . . .  $         0.03   $         0.03   $        (0.07)  $        (0.11)
Loss from discontinued operations per common share-basic . .               -                -                -            (0.13)
                                                              ---------------  ---------------  ---------------  ---------------
Net income (loss) per common share-basic . . . . . . . . . .  $         0.03   $         0.03   $        (0.07)  $        (0.24)
                                                              ===============  ===============  ===============  ===============

Income (loss) from continuing operations per common
 share-diluted . . . . . . . . . . . . . . . . . . . . . . .  $         0.03   $         0.02   $        (0.07)  $        (0.11)
Loss from discontinued operations per common share-diluted                 -                -                -            (0.13)
                                                              ---------------  ---------------  ---------------  ---------------
Net income (loss) per common share-diluted . . . . . . . . .  $         0.03   $         0.02   $        (0.07)  $        (0.24)
                                                              ===============  ===============  ===============  ===============

Shares used in per common share basic calculations . . . . .           6,875            6,771            6,858            6,741
                                                              ===============  ===============  ===============  ===============
Shares used in per common share diluted calculations . . . .           6,938            6,892            6,858            6,741
                                                              ===============  ===============  ===============  ===============

The  accompanying  notes  are  an  integral  part  of  these  condensed  consolidated  financial  statements.

                                                     IRIDEX CORPORATION
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (IN THOUSANDS)
                                                         (UNAUDITED)

                                                                                                   NINE MONTHS ENDED
                                                                                             SEPTEMBER 28,    SEPTEMBER 29,
                                                                                                 2002             2001
                                                                                            ---------------  ---------------
Cash flows from operating activities:
 Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         (448)  $       (1,636)
 Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
   Discontinued operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -              893
   Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             652              604
   Provision for inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              18                4
   Provision for doubtful accounts . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (56)             (31)
   Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (555)               -
   Changes in operating assets and liabilities:
     Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             832            1,441
     Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             825           (3,014)
     Prepaids and other current assets . . . . . . . . . . . . . . . . . . . . . . . . . .             171              258
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (381)            (137)
     Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             278           (1,039)
                                                                                            ---------------  ---------------
   Net cash provided by (used in) operating activities . . . . . . . . . . . . . . . . . .           1,336           (2,657)
                                                                                            ---------------  ---------------

Cash flows from investing activities:
 Purchases of available-for-sale securities. . . . . . . . . . . . . . . . . . . . . . . .          (3,075)          (4,496)
 Proceeds from maturity of available-for-sale securities . . . . . . . . . . . . . . . . .           4,489            2,992
 Acquisition of property and equipment . . . . . . . . . . . . . . . . . . . . . . . . . .            (189)            (364)
                                                                                            ---------------  ---------------
   Net cash provided by (used in) investing activities . . . . . . . . . . . . . . . . . .           1,225           (1,868)
                                                                                            ---------------  ---------------

Cash flows from financing activities:
 Issuance of common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             201              291
 Purchase of treasury stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -              (41)
                                                                                            ---------------  ---------------
   Net cash provided by financing activities . . . . . . . . . . . . . . . . . . . . . . .             201              250
                                                                                            ---------------  ---------------
     Net increase (decrease) in cash and cash equivalents. . . . . . . . . . . . . . . . .           2,762           (4,275)

Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . . . . . .           4,613            9,998
                                                                                            ---------------  ---------------

Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . . . . . .  $        7,375   $        5,723
                                                                                            ===============  ===============

    SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
      Change in unrealized losses on available-for-sale securities . . . . . . . . . . . .  $            -   $           (4)

        The accompanying notes are an integral part of these condensed consolidated financial  statements.

                                            IRIDEX CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                              (IN THOUSANDS)
                                                (UNAUDITED)

                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                         SEPTEMBER 28,    SEPTEMBER 29,    SEPTEMBER 28,    SEPTEMBER 29,
                                              2002            2001             2002             2001
                                         --------------  ---------------  ---------------  ---------------
Net income (loss) . . . . . . . . . . .  $          206  $          171   $         (448)  $       (1,636)
Other comprehensive income (loss):
 Change in unrealized income (loss) on
   available-for-sale securities  . . .               5              (2)               -               (4)
                                         --------------  ---------------  ---------------  ---------------

Comprehensive income (loss) . . . . . .  $          211  $          169   $         (448)  $       (1,640)
                                         ==============  ===============  ===============  ===============

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IRIDEX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS  OF  PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of IRIDEX Corporation have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 29, 2002 (as amended on Form 10K/A on April 10, 2002). The results of operations for the three month and nine month periods ended September 28, 2002 are not necessarily indicative of the results for the year ending December 28, 2002 or any future interim period.

2.     INVENTORIES  (IN  THOUSANDS):

                                     SEPTEMBER 28,   DECEMBER 29,
                                         2002            2001
                                    ---------------  -------------
                                      (unaudited)
Raw materials and work in progress  $         7,196  $       8,078
Finished goods . . . . . . . . . .            4,523          4,484
                                    ---------------  -------------
Total inventories. . . . . . . . .  $        11,719  $      12,562
                                    ===============  =============

3.     COMPUTATIONS  OF  NET  INCOME  (LOSS)  PER  COMMON  SHARE:

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

     A reconciliation of the numerator and denominator of net income (loss) per common share is as follows (in thousands, except per share amounts):

                                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                SEPTEMBER 28,   SEPTEMBER 29,    SEPTEMBER 28,    SEPTEMBER 29,
                                                                    2002             2001            2002             2001
                                                               ---------------  --------------  ---------------  ---------------
                                                                          (unaudited)                      (unaudited)
Numerator
Income (loss) from continuing operations. . . . . . . . . . .  $           206  $          171  $         (448)  $         (743)
Income (loss) from discontinued operations. . . . . . . . . .                -               -               -             (893)
                                                               ---------------  --------------  ---------------  ---------------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . .  $           206  $          171  $         (448)  $       (1,636)
                                                               ===============  ==============  ===============  ===============

Denominator - Basic
 Weighted average common stock outstanding. . . . . . . . . .            6,875           6,771           6,858            6,741
                                                               ===============  ==============  ===============  ===============
Basic income (loss) per share from continuing operations. . .  $          0.03  $         0.03  $        (0.07)  $        (0.11)
Basic income (loss) per share from discontinued operations. .                -               -               -            (0.13)
                                                               ---------------  --------------  ---------------  ===============
Basic income (loss) per share . . . . . . . . . . . . . . . .  $          0.03  $         0.03  $        (0.07)  $        (0.24)
                                                               ===============  ==============  ===============  ===============

Denominator - Diluted
 Weighted average common stock outstanding. . . . . . . . . .            6,875           6,771           6,858            6,741
Effect of dilutive securities
 Weighted average common stock options. . . . . . . . . . . .               63             121               -                -
                                                               ---------------  --------------  ---------------  ---------------
Total weighted average stock and options outstanding. . . . .            6,938           6,892           6,858            6,741
                                                               ===============  ==============  ===============  ===============
Diluted income (loss) per share from continuing operations. .  $          0.03  $         0.02  $        (0.07)  $        (0.11)
Diluted income (loss) per share from discontinued operations.                -               -               -            (0.13)
                                                               ===============  ==============  ===============  ===============
Diluted income (loss) per share . . . . . . . . . . . . . . .  $          0.03  $         0.02  $        (0.07)  $        (0.24)
                                                               ===============  ==============  ===============  ===============

     During the three months ended September 28, 2002 and September 29, 2001, options to purchase 1,498,924 shares and 1,524,166 shares at weighted average exercise prices of $5.61 and $5.82 per share were outstanding, but were not included in the computations of diluted net income per common share because the exercise price of the related options exceeded the average market price of the common shares. For the nine months ended September 28, 2002 and September 29, 2001 options to purchase 1,751,893 shares and 1,720,660 shares at weighted average prices of $5.15 and $5.31 per share were outstanding but not included in the computations of diluted net loss per share because their effect was antidilutive. These options could dilute earnings per share in future periods.

4.     DISCONTINUED  OPERATIONS

     In April 2001, management decided to discontinue the Laser Research segment. There were no revenues, costs or expenses for this segment for both the three month periods ended September 28, 2002 and September 29, 2001, respectively. The total loss on discontinued operations of $893,000 (net of a $542,000 income tax benefit) was recorded in the first quarter of 2001. No assets or liabilities of the Laser Research segment remain and no proceeds are expected from the disposition of this segment.

     The Laser Research segment conducted research and development under research grants from the U.S. Federal Government and others. We discontinued our Laser Research activities to better focus available resources on our medical applications and products. The assets of the segment, primarily inventory, were fully reserved and the liabilities were fully paid. The components of the recorded loss were inventory costs of $0.7 million, the loss on operations for the first quarter of 2001 of $0.3 million, sales return costs of $0.2 million, estimated costs for the phase-out period of $0.1 million, purchase order commitments of $0.1 million offset by a tax benefit of $0.5 million. In the fourth quarter of 2001, the accrued loss for the discontinuation of the segment was adjusted to reflect fewer than anticipated product returns.

5.     BUSINESS  SEGMENTS  (UNAUDITED)

     We operate in two reportable segments: the ophthalmology medical device segment and the aesthetics medical device segment. In both segments, we develop, manufacture and market medical devices. Our revenues arise from the sale of consoles, delivery devices, disposables and service and support activities.

     Information on reportable segments for the three months ended September 28, 2002 and September 29, 2001 and for the nine months ended September 28, 2002 and September 29, 2001 is as follows (in thousands):

                  Three Months Ended September 28, 2002        Three Months Ended September 29, 2001
              --------------------------------------------  --------------------------------------------
                Ophthalmology     Aesthetics      Total       Ophthalmology     Aesthetics      Total
                   Medical          Medical                      Medical          Medical
                   Devices          Devices                      Devices          Devices
              -----------------  -------------  ----------  -----------------  -------------  ----------
Sales         $           5,416  $       1,301  $   6,717   $           4,771  $       1,979  $   6,750

Direct Cost               1,713            562      2,275               1,562            816      2,378
of Goods
Sold

Direct                    3,703            739      4,442               3,209          1,163      4,372
Gross
Margin

Total                                              (4,478)                                       (4,291)
Unallocated
Costs

Pre-tax                                               (36)                                           81
income
(loss)


                  Nine Months Ended September 28, 2002          Nine Months Ended September 29, 2001
              --------------------------------------------  --------------------------------  ----------
               Ophthalmology     Aesthetics      Total      Ophthalmology     Aesthetics      Total
                  Medical          Medical                     Medical          Medical
                  Devices          Devices                     Devices          Devices
              -----------------  -------------  ----------  -----------------  -------------  ----------
Sales         $          16,172  $       4,941  $  21,113   $          14,845  $       4,728  $  19,573

Direct Cost               5,182          2,163      7,345               4,776          1,825      6,601
of Goods
Sold

Direct                   10,990          2,778     13,768              10,069          2,903     12,972
Gross
Margin

Total                                             (14,765)                                      (14,481)
Unallocated
Costs

Pre-tax                                              (997)                                      (1,509)
income
(loss)

     Indirect costs of manufacturing, research and development, and selling, general and administrative costs are not allocated to the segments.

     Our assets and liabilities are not evaluated on a segment basis. Accordingly, no disclosure on segment assets and liabilities is provided.

6.     RECENT  ACCOUNTING  PRONOUNCEMENTS

     On April 30, 2002, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 145 (SFAS 145), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. FAS No. 145 rescinds both FASB Statement No. 4 (SFAS No. 4), Reporting Gains and Losses from Extinguishment of Debt, and the amendment to FAS No. 4, FASB Statement No. 64 (SFAS 64), Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Through this rescission, FAS 145 eliminates the requirement (in both SFAS No. 4 and SFAS No. 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS No. 145 amends paragraph 14(a) of FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the financial statements, (2) is subject to FASB Statement No. 66, Accounting for Sales of Real Estate, if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, Accounting for Leases:
Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases. Generally, FAS 145 is effective for transactions occurring after May 15, 2002. We do not expect that the adoption will have a material effect on our financial performance or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt SFAS No. 146 during the first quarter of 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The effect on adoption of SFAS No. 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred.

ITEM  2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to levels of future sales and operating results, actual order rate and market acceptance of our new and existing products; expectations for future sales growth, generally, and the potential for production cost decreases and higher gross margins; levels of future investment in research and development efforts; favorable Center for Medicare and Medicaid coverage decisions regarding Age Related Macular Degeneration, or AMD, procedures that use our products; results of clinical studies and risks associated with bringing new products to market, general economic conditions and levels of international sales. In some cases, forward-looking statements can be identified by terminology, such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential," "continue," or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including as a result of the factors set forth in this Quarterly Report under "Factors That May Affect Future Results" and other risks detailed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002, as amended on Form 10K/A on April 10, 2002, and detailed from time to time in our Company's reports filed with the Securities and Exchange Commission. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this Form 10-Q. We undertake no obligation to update such forward-looking statements to reflect events or circumstances occurring after the date of this report.

RESULTS  OF  OPERATIONS

     The following table sets forth certain operating data as a percentage of sales for the periods indicated.

                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                            SEPTEMBER 28,   SEPTEMBER 29,   SEPTEMBER 28,   SEPTEMBER 29,
                                                 2002            2001            2002            2001
                                            --------------  --------------  --------------  --------------
                                                      (unaudited)                     (unaudited)
Sales. . . . . . . . . . . . . . . . . . .          100.0%          100.0%          100.0%          100.0%
Cost of sales. . . . . . . . . . . . . . .           55.2            48.2            56.3            51.2
                                            --------------  --------------  --------------  --------------
 Gross profit. . . . . . . . . . . . . . .           44.8            51.8            43.7            48.8
                                            --------------  --------------  --------------  --------------
Operating expenses:
 Research and development. . . . . . . . .           13.7            17.7            16.0            18.8
 Sales, general and administrative . . . .           31.2            34.2            32.7            39.5
                                            --------------  --------------  --------------  --------------
   Total operating expenses. . . . . . . .           44.9            51.9            48.7            58.3
                                            --------------  --------------  --------------  --------------
Operating loss from continuing operations            (0.1)           (0.1)           (5.0)           (9.5)
Other income (expense), net. . . . . . . .           (0.4)            1.3             0.3             1.8
                                            --------------  --------------  --------------  --------------
Income (loss) from continuing operations
 before benefit from income taxes. . . . .           (0.5)            1.2            (4.7)           (7.7)
Benefit from income taxes. . . . . . . . .            3.6             1.3             2.6             3.9
                                            --------------  --------------  --------------  --------------
Income (loss) from continuing operations .            3.1             2.5            (2.1)           (3.8)
Loss from discontinued operations
 (net of applicable income tax benefit). .            0.0             0.0             0.0            (4.6)
                                            --------------  --------------  --------------  --------------
Net income (loss). . . . . . . . . . . . .            3.1%            2.5%          (2.1)%          (8.4)%
                                            ==============  ==============  ==============  ==============

     The following table sets forth for the periods indicated the amount of sales (in thousands) for our operating segments and sales as a percentage of total sales.


                                  Three Months Ended                                   Nine Months Ended
                   --------------------------------------------------  ---------------------------------------------------
                     September 28, 2002         September 29, 2001        September 28, 2002         September 29, 2001
                   -----------------------  -------------------------  ------------------------  -------------------------
                                      (unaudited)                                          (unaudited)

                            Percentage                  Percentage                Percentage                 Percentage
                   Amount   of total sales   Amount   of total sales   Amount   of total sales    Amount   of total sales
                   -------  --------------  --------  ---------------  -------  ---------------  --------  ---------------
    Domestic       $ 4,471           66.6%  $  4,264            63.2%  $13,214            62.6%  $ 11,424            58.4%

    International    2,246           33.4%     2,486            36.8%    7,899            37.4%     8,149            41.6%

Total              $ 6,717          100.0%  $  6,750           100.0%  $21,113           100.0%  $ 19,573           100.0%

Ophthalmology:

    Domestic       $ 3,175           47.3%  $  2,699            40.0%  $ 9,212            43.6%  $  7,714            39.4%

    International    2,241           33.3%     2,072            30.7%    6,960            33.0%     7,131            36.4%

Total              $ 5,416           80.6%  $  4,771            70.7%  $16,172            76.6%  $ 14,845            75.8%

Aesthetics:

    Domestic       $ 1,296           19.3%  $  1,565            23.2%  $ 4,002            19.0%  $  3,710            19.0%

    International        5             .1%       414             6.1%      939             4.4%     1,018             5.2%

Total              $ 1,301           19.4%  $  1,979            29.3%  $ 4,941            23.4%  $  4,728            24.2%


     Combined  Ophthalmology  and  Aesthetics  Sales

     Sales for the three months ended September 28, 2002 and September 29, 2001 were $6.7 million. On a segment basis, the $0.6 million increase in sales of our ophthalmology products was offset by a $0.7 million decrease in sales of aesthetics products. Sales for the nine months ended September 28, 2002 increased 7.9% to $21.1 million from $19.6 million for the nine months ended September 29, 2001. The overall increase for the nine month period was driven by a $1.3 million increase in sales of our ophthalmology products and a $0.2 million increase in sales of our aesthetics products.

     Ophthalmology  Sales

     Ophthalmology sales increased 13.5% to $5.4 million for the three months ended September 28, 2002 from $4.8 million for the three months ended September 29, 2001. For the three month period ended September 28, 2002 domestic ophthalmology sales increased 17.6% to $3.2 million from $2.7 million for the comparable prior year three month period. Domestic ophthalmology sales increased during this period mainly as a result of a $0.3 million increase in unit sales of delivery devices and a $0.3 million increase in sales of laser consoles, offset, in part, by lower domestic average selling prices of $0.1 million. International ophthalmology sales increased 8.2% to $2.2 million for the three months ended September 28, 2002 from $2.1 million for the comparable prior year three month period. International ophthalmology sales increased during this period due to a $0.1 million increase in unit sales of laser consoles and higher international average selling prices of $0.1 million.

     For the nine months ended September 28, 2002, ophthalmology sales increased 8.9% to $16.2 million from $14.8 million for the comparable prior year nine month period. Domestic ophthalmology sales during this period increased 19.4% to $9.2 million from $7.7 million for the comparable prior year nine month period. Domestic ophthalmology sales increased during this period due to a $0.8 million increase in unit sales of delivery devices and a $0.8 million increase in unit sales of laser consoles offset, in part, by lower domestic average selling prices of $0.3 million. Our ophthalmic product sales have been impacted by declining average selling prices that may also affect our level of sales in the future due to changes in product mix, competitive pricing pressures, new product introductions by us or our competitors or other factors. See "-Factors that May Affect Future Results - If We Cannot Increase Our Sales Volumes, Reduce Our Costs or Introduce Higher Margin Products to Offset Anticipated Reductions in the Average Unit Selling Price of our Products, Our Operating Results May Suffer." International ophthalmology sales during the nine month period ended September 28, 2002 decreased 2.4% to $7.0 million from $7.1 million for the comparable prior year nine month period. International ophthalmology sales decreased during this period due primarily to a $0.2 million decrease in unit sales of laser consoles.

     Aesthetics  Sales

     Aesthetics sales decreased 34.3% to $1.3 million for the three months ended September 28, 2002 from $2.0 million for the three months ended September 29, 2001. For the three month period ended September 28, 2002 domestic aesthetic sales decreased 17.2% to $1.3 million from $1.6 million for the comparable prior year three month period. Domestic aesthetic sales decreased during this period due to a $0.3 million decrease in unit sales of the Apex 800 laser system and lower domestic average selling prices of $0.1 million. The decrease in Apex sales was due primarily to the backlog of orders that was shipped to launch the product in July 2001. International aesthetic sales decreased to $5,000 for the three months ended September 28, 2002 from $0.4 million for the comparable prior year three month period. The decrease in international sales for this period was due primarily to worldwide economic uncertainty. As a result, we are reevaluating our international distribution channels for certain markets for our aesthetic products.

     For the nine months ended September 28, 2002 aesthetic sales increased 4.5% to $4.9 million from $4.7 million for the comparable prior year nine month period. Domestic aesthetic sales during this period increased 7.8% to $4.0 million from $3.7 million for the comparable prior year nine month period. Domestic aesthetic sales increased during this period due to $0.4 million in increased unit sales of Apex laser systems, offset, in part, by a $0.1 million decrease in unit sales of DioLite laser systems and lower domestic average selling prices of $0.1 million. International aesthetic sales during the nine month period ended September 28, 2002 decreased 7.8% to $0.9 million from $1.0 million for the comparable prior year nine month period. International aesthetic sales decreased during this period due to a $0.5 million decrease in unit sales of DioLite laser systems offset, in part, by a $0.3 million increase in unit sales of Apex laser systems. Our aesthetics product sales continue to be affected by the current weak economic conditions and because aesthetic procedures are typically elective procedures that are deferred by patients in difficult economic times. See "-Factors that May Affect Future Results - Our Business has been adversely Impacted by the Current Worldwide Economic Slowdown and Related Uncertainties."

     Gross Profit. Our gross profit decreased 13.9% to $3.0 million for the three months ended September 28, 2002 compared to $3.5 million for the three months ended September 29, 2001. Gross profit as a percentage of sales for the three months ended September 28, 2002 decreased to 44.8% from 51.8% for the comparable prior year three month period. Of the total 7.0% decrease in gross profit as a percentage of sales during this period, 7.3% resulted from the beneficial impact of updated manufacturing cost and inventory valuation estimates during the three months ended September 29, 2001. These updated estimates included 3.7% for inventory burden and 3.6% for inventory valuation. Partially offsetting these impacts was a 0.3% increase in gross margin as a percentage of sales related to factors occurring in the three-month period ended September 28, 2002. These factors included an increase of 0.8% in gross margin as a percentage of sales related to a higher proportion of sales with higher profit margins, a 0.4% increase due to lower standard costs to build our products and 0.4% due to various other factors offset, in part, by a 1.3% decrease resulting from net lower average selling prices for our products.

     For the nine-months ended September 28, 2002, gross profit decreased 3.6% to $9.2 million compared to $9.6 million for the nine-months ended September 29, 2001. Gross profit as a percentage of sales for the nine-month period ended September 28, 2002 decreased to 43.7% as compared to 48.8% for the comparable prior year period. The total decrease in gross profit as a percentage of sales during this period of 5.1% consisted of a 2.3% decrease due to the beneficial impact of updated manufacturing cost and inventory valuation estimates during the nine-months ended September 29, 2001, 1.8% from net lower average selling prices of our products, 0.9% from the increase in warranty costs related to a change in estimate, and 0.6% due to additional lower margin sales of the Apex hair removal laser system offset, in part by a 0.5% increase due to lower standard costs to build our products. The change in estimate related to warranty costs resulted from the separation of manufacturing and service functions during the three-month period ended June 29, 2002, which provided management with more precise data upon which to determine warranty cost estimates. Although increasing competition has continued to result in a downward trend in average selling prices for some products, we intend to continue our efforts to reduce the cost of components and manufacturing and thereby mitigate the impact of price reductions on our gross profit. See "-Factors That May Affect Future Results - If We Cannot Increase Our Sales Volumes, Reduce Our Costs or Introduce Higher Margin Products to Offset Anticipated Reductions in the Average Unit Selling Price of our Products, Our Operating Results May Suffer." We expect our gross profit margins to continue to fluctuate due to changes in the relative proportions of domestic and international sales, mix of sales of existing products, pricing, product costs and a variety of other factors. See "-Factors That May Affect Future Results - Our Operating Results Fluctuate from Quarter to Quarter and Year to Year."

     Research and Development. Our research and development expenses decreased by 23.2% to $0.9 million for the three months ended September 28, 2002 from $1.2 million for the three months ended September 29, 2001. Research and development expenses decreased as a percentage of sales to 13.7% for the three months ended September 28, 2002 from 17.7% for the comparable prior year three-month period. Research and development expenses decreased by 8.1% to $3.4 million for the nine months ended

September 28, 2002 from $3.7 million for the nine months ended September 29, 2001. As a percentage of sales, research and development expense decreased to 16.0% for the nine months ended September 28, 2002 from 18.8% for the comparable prior year nine month period. The decrease in research and development expense in absolute dollars and as a percentage of sales for both the three and nine month periods ended September 28, 2002 was due primarily to reductions in headcount of $0.2 million and reductions in project spending of $0.1 million primarily from the completion of development work on the Apex hair removal laser system in 2001.

     Sales, General and Administrative. Our sales, general and administrative expenses decreased by 9.1% to $2.1 million for the three months ended September 28, 2002 from $2.3 million for the three months ended September 29, 2001. As a percentage of sales, sales, general and administrative expenses decreased to 31.2% for the three months ended September 28, 2002 from 34.2% for the comparable prior year three-month period. The decrease in sales, general and administrative expense in absolute dollars and as a percentage of sales for the three month period ended September 28, 2002 was due primarily to $0.2 million in employee-related cost savings. For the nine months ended September 28, 2002, sales, general and administrative expenses decreased by 10.8% to $6.9 million from $7.7 million for the comparable period in 2001. Sales, general and administrative expenses as a percentage of sales decreased to 32.7% for the nine months ended September 28, 2002 from 39.5% for the comparable period in 2001. The decrease in absolute dollars and as a percentage of sales for the nine month period ended September 28, 2002 was due primarily to reduced spending on marketing programs of $0.4 million, reduced headcount of $0.2 million and a reduction in insurance and various other costs of $0.2 million.

     Other Income(Expense). For the three months ended September 28, 2002 we had net other expense of $0.03 million as compared with net other income of $0.09 million for the three months ended September 29, 2001. The change in other income (expense) for this period was due primarily to the accrual of $0.09 million in interest expense on an accrued liability. For the nine months ended September 28, 2002 net other income was $0.07 million as compared to net other income of $0.30 million for the nine months ended September 29, 2001. The decrease in net other income for this period was due primarily to a decrease in interest income.

     Income Taxes. The effective income tax rate for all periods presented is in excess of statutory rates primarily due to the magnified impact of tax credits as taxable income is near break-even levels.

     Discontinued Operations. In April 2001, management decided to discontinue the Laser Research segment. There were no revenues, costs or expenses for this segment for either of the three month periods ended September 28, 2002 and September 29, 2001, respectively. The total loss on discontinued operations of $893,000 (net of a $542,000 income tax benefit) was recorded in the first quarter of 2001. No assets or liabilities of the Laser Research segment remain and no proceeds are expected from the disposition of this segment.

     The Laser Research segment conducted research and development under research grants from the U.S. Federal Government and others. We discontinued our Laser Research activities to better focus available resources on our medical applications and products. The assets of the segment, primarily inventory, were fully reserved and the liabilities were fully paid. The components of the recorded loss were inventory costs of $0.7 million, the loss on operations for the first quarter of 2001 of $0.3 million, sales return costs of $0.2 million, estimated costs for the phase-out period of $0.1 million and purchase order commitments of $0.1 million offset by a tax benefit of $0.5 million. In the fourth quarter of 2001, the accrued loss for the discontinuation of the segment was adjusted to reflect fewer than anticipated product returns.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At September 28, 2002, our primary sources of liquidity included cash and cash equivalents and available-for-sale securities in the aggregate amount of $10.5 million. In addition, we have available $4 million under our unsecured line of credit which bears interest at the bank's prime rate and expires in October 2003. As of September 28, 2002, no borrowings were outstanding under this credit facility. We expect to renew the line of credit in October 2003 assuming that the terms continue to be acceptable.

     During the nine months ended September 28, 2002, we generated $2.8 million in cash and cash equivalents. During this period, operating activities provided $1.3 million of cash. Sources of cash from operating activities included a decrease in net accounts receivable of $0.8 million, a decrease in net inventories of $0.8 million, depreciation of $0.7 million, an increase in accrued expenses of $0.3 million and a decrease in prepaid expenses of $0.2 million offset by uses of cash including an increase in the deferred income tax asset of $0.5 million, a net loss of $0.4 million and a decrease in accounts payable of $0.4 million. The decrease in accounts receivable resulted primarily from increased collection efforts. The decrease in inventory and accounts payable was due mainly to implementation of an inventory reduction program, whereby inventory purchases were reduced.

     Investing activities provided $1.2 million in cash and cash equivalents during the nine months ended September 28, 2002, primarily due to net proceeds from maturity of available for sale securities of $1.4 million offset by $0.2 million for the acquisition of property and equipment.

     Net cash provided by financing activities during the nine months ended September 28, 2002 was $0.2 million which consisted of the issuance of common stock under employee stock option plans and the employee stock purchase plan.

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

     In December 1998, we instituted a stock repurchase program whereby up to 150,000 shares of our common stock may be repurchased in the open market. We plan to utilize all of the reacquired shares for reissuance in connection with employee stock programs. No shares were repurchased during the nine months ended September 28, 2002. To date, we have purchased 103,000 shares of our common stock under this program.

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

Revenue  Recognition.

     Revenue from product sales is recognized upon receipt of a purchase order and product shipment provided no significant obligations remain and collection of the receivables is deemed probable. Shipments are generally made with Free-On-Board (FOB) shipping point terms, whereby title passes upon shipment from our dock. Any shipments with FOB receiving point terms are recorded as revenue when the shipment arrives at the receiving point. Up-front fees received in connection with product sales are deferred and recognized over the associated product shipments.

Sales  Return  Allowance  and  Allowance  for  Doubtful  Accounts.

     In the process of preparing financial statements we must make estimates and assumptions that affect the reported amount of assets and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, we must estimate future product returns related to current period product revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowance and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. Similarly our management must make estimates of the collectibility of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $7.3 million, net of allowance for doubtful accounts of $0.3 million as of September 28, 2002.

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



RECENT  ACCOUNTING  PRONOUNCEMENTS

     On April 30, 2002, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 145 (SFAS 145), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. FAS No. 145 rescinds both FASB Statement No. 4 (SFAS No. 4), Reporting Gains and Losses from Extinguishment of Debt, and the amendment to FAS No. 4, FASB Statement No. 64 (SFAS No. 64), Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Through this rescission, FAS No. 145 eliminates the requirement (in both SFAS No. 4 and SFAS No. 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS No. 145 amends paragraph 14(a) of FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the financial statements, (2) is subject to FASB No. Statement No. 66, Accounting for Sales of Real Estate, if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, Accounting for
Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases. Generally, FAS No. 145 is effective for transactions occurring after May 15, 2002. We do not expect that the adoption will have a material effect on its financial performance or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS

No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt SFAS No. 146 during the first quarter of 2003. The provision of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The effect on adoption of SFAS No. 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred.

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

     We Face Strong Competition in Our Markets and Expect the Level of Competition to Grow in the Foreseeable Future. Competition in the market for devices used for ophthalmic and aesthetics treatments is intense and is expected to increase. This market is also characterized by rapid technological innovation and change and our products could be rendered obsolete as a result of future innovations. Our competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. Our principal competitors in ophthalmology are Lumenis Ltd., Nidek, Inc., Carl Zeiss, Inc., Alcon International and Quantel. All of these companies currently offer a competitive semiconductor-based laser system in ophthalmology. Our principal competitors in aesthetics are Lumenis Ltd., Laserscope, Candela Corporation and Altus Medical Inc. Some competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. Some companies also have greater name recognition than we do and long-standing customer relationships. In addition to other companies that manufacture photocoagulators, we compete with pharmaceuticals, other technologies and other surgical techniques. Some medical companies, academic and research institutions, or others, may develop new technologies or therapies that are effective in treating conditions targeted by us or are less expensive than our current or future products. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

     Our Future Success Depends on Development of New Products and New Applications. Our future success is dependent upon, among other factors, our ability to develop, obtain regulatory approval of, manufacture and market, new products. In October 2002, we announced the introduction of a number of new products, specifically the OcuLight Symphony multi-wavelength laser delivery system, an expanded EndoProbe product line and a 5 mm Large Spot Slit Lamp Adapter. We also announced the Millenium EndoLase module, which we manufacture to be included in Bausch & Lomb's Millenium Microsurgical System. Introduction of these and other new products and new applications will require that we effectively transfer production processes from research and development to manufacturing and effectively coordinate with our suppliers. In addition, we must successfully sell and achieve market acceptance of new products and applications and enhanced versions of existing products. The extent of, and rate at which, market acceptance and penetration are achieved by future products is a function of many variables. These variables include price, safety, efficacy, reliability, marketing and sales efforts, the development of new applications for these products, the existence of competing products and general economic conditions affecting purchasing patterns. Our ability to market and sell new products may also be subject to government regulation, including approval by the United States Food and Drug Administration, or FDA, and foreign government agencies. Any failure in our ability to successfully develop and introduce new products or enhanced versions of existing products and achieve market acceptance of new products and new applications could have a material adverse effect on our operating results and would cause our net revenues to decline.

     Our Business Has Been Adversely Impacted By the Worldwide Economic Slowdown and Related Uncertainties. Weaker economic conditions worldwide, particularly in the U.S., have contributed to the current slowdown in our business in general. This has resulted in reduced demand for some of our products, particularly in our aesthetics products, such as the Apex 800, excess manufacturing capacity under current market conditions and higher manufacturing overhead costs, as a percentage of revenue. In addition, these economic conditions are making it very difficult for us, our customers and our distributors to forecast and plan future business activities. This level of uncertainty strongly challenges our ability to operate profitably or grow our business. If the economic or market conditions continue or further deteriorate, this may have a material adverse impact on our financial position, results of operations and cash flows.

     If We Cannot Increase Our Sales Volumes, Reduce Our Costs or Introduce Higher Margin Products to Offset Anticipated Reductions in the Average Unit Selling Price of our Products, Our Operating Results May Suffer. The average selling price of our products may decrease in the future in response to changes in product mix, competitive pricing pressures, new product introductions by us or our competitors or other factors. For the nine months ended September 28, 2002 decreases in the average selling prices of our products impacted our level of sales by $0.4 million from the comparable nine month period in 2001. If we are unable to offset the anticipated decrease in our average selling prices by increasing our sales volumes, our net revenues will decline. To maintain our gross margins, we must continue to reduce the manufacturing cost of our products. Further, should average selling prices of our current products decline, we must develop and introduce new products and product enhancements with higher margins. If we cannot maintain our gross margins, our business could be seriously harmed, particularly if the average selling price of our products decreases significantly without a corresponding increase in sales.

     We Face Risks of Manufacturing. The manufacture of our infrared and visible light photocoagulators and the related delivery devices is a highly complex and precise process. We assemble critical subassemblies and the final product at our facility in Mountain View, California. Although our OcuLight,

OcuLight Symphony, DioLite 532 and Apex 800 systems have been introduced, we continue to face risks associated with manufacturing these products. Various difficulties may occur despite testing. Furthermore, we may experience delays, disruptions, capacity constraints or quality control problems in our manufacturing operations and, as a result, product shipments to our customers could be delayed, which would negatively impact our net revenues.

     We Depend on Sole Source or Limited Source Suppliers. We rely on third parties to manufacture substantially all of the components used in our products. Some of our suppliers are sole or limited source. In addition, some of these suppliers are relatively small private companies that may discontinue their operations at any time. There are risks associated with the use of independent suppliers, including unavailability of or delays in obtaining adequate supplies of components, including optics, laser diodes, and crystals and potentially reduced control of quality, production costs and timing of delivery. We may experience difficulty identifying alternative sources of supply for certain components used in our products. For example, we experienced delays in shipping our green laser systems, such as the DioLite 532 for aesthetics and the OcuLight GL and GLx for ophthalmology, during the first fiscal quarter of 2001 due to a supply shortage of a key component. We qualified additional sources for this component during the first fiscal quarter of 2001; however, the process of qualifying suppliers is ongoing and may be lengthy, particularly as new products are introduced. In addition, the use of alternate components may require design alterations which may delay installation and increase product costs. We have some long term or volume purchase agreements with our suppliers and currently purchase components on a purchase order basis. These components may not be available in the quantities required, on reasonable terms, or at all. Any failures by such third parties to adequately perform may impair our ability to offer our existing products, delay the submission of products for regulatory approval, impair our ability to deliver products on a timely basis or otherwise impair our competitive position. Establishing our own capabilities to manufacture these components would be expensive and could significantly decrease our profit margins. Our business, results of operations and financial condition would be adversely affected if we were unable to continue to obtain components in the quantity and quality desired and at the prices we have budgeted.

     We Depend on International Sales for a Significant Portion of Our Operating Results. We derive and expect to continue to derive a large portion of our revenue from international sales. For the nine months ended September 28, 2002 and September 29, 2001, our international sales were $7.9 million and $8.1 million or 37% and 42%, respectively, of total sales. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. None of our international revenues and costs have been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. For example, a high U.S. dollar relative value to the European currency (the Euro) would make our products less competitive in Europe when compared to European competitors and would negatively impact sales levels from the region. The factors stated above could have a material adverse effect on our business, financial condition or results of operations. Our international operations and sales are subject to a number of risks including:

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

     We Depend on Third Party Coverage and Reimbursement Policies. Our ophthalmology products are typically purchased by doctors, clinics, hospitals and other users, which bill various third-party payers, such as governmental programs and private insurance plans, for the health care services provided to their patients. Third-party payers are increasingly scrutinizing and challenging the coverage of new products and the level of reimbursement for covered products. Doctors, clinics, hospitals and other users of our products may not obtain adequate reimbursement for use of our products from third-party payers. While we believe that the laser procedures using our products have generally been reimbursed, payers may deny coverage and reimbursement for our products if they determine that the device was not reasonable and necessary for the purpose used, was investigational or was not cost-effective. For example, during July 2000, the Center for Medicare and Medicaid Services, or CMS, advised that claims for reimbursement for certain AMD procedures which use our OcuLight SLx laser system would not be reimbursed by CMS. As a result, since July 2000, sales of the OcuLight SLx laser system dropped significantly. In September 2000, CMS changed its position and advised that claims for reimbursement for two of the AMD procedures can be submitted for reimbursement, with coverage and payment to be determined by the local medical carriers at their discretion. Sales of the OcuLight SLx continue, albeit at a lower level, because the OcuLight SLx can also be used for other ophthalmic procedures with CMS reimbursement. We believe domestic sales of the OcuLight SLx laser system will continue at these lower levels until more local Medicare carriers reimburse for performing such AMD procedures or until CMS advises that claims for these procedures may be submitted directly to CMS at the national level. Two carriers, Noridian Mutual Insurance, which is the CMS Part B Carrier for Alaska, Arizona, Colorado, Hawaii, Iowa, Nevada, North Dakota, Oregon, South Dakota, Washington and Wyoming, as well as Cigna, which is the carrier for North Carolina, Tennessee and Idaho, have made coverage decisions approving the use of the Transpupillary Thermotherapy, or TTT, protocol for the treatment of wet AMD. We believe that more medical carriers will reimburse for these procedures when they are further validated by clinical studies. We are supporting a randomized clinical trial which may further validate the position TTT will have in the overall treatment regimen of AMD.

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

          -    General  economic  uncertainties  and  political  concerns;

          - The timing of the introduction and market acceptance of new products, product enhancements and new applications;

          - Changes in demand for our existing line of aesthetics and ophthalmic products;

          - The cost and availability of components and subassemblies, including the ability of our sole or limited source suppliers to deliver components at the times and prices that we have planned;

          - Fluctuations in our product mix between aesthetic and ophthalmic products and foreign and domestic sales;

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

In May 1996, we executed an agreement with Miravant Medical Technologies, a maker of photodynamic drugs, to collaborate on a device that emits a laser beam to activate a photodynamic drug developed by Miravant for the treatment of wet AMD. The Phase III clinical trial was fully enrolled in December 1999. In January 2002, Miravant announced that the top line results of the trial indicated that SnET2, the photodynamic drug developed, did not meet the primary efficacy endpoint in the study population. As a result, the future place for SnET2 in the treatment of wet AMD is unclear, although we do not expect to commercialize a product for use with SnET2 in the forseeable future. In the fourth quarter of 2001, we charged to expense $0.3 million of inventory related to the laser used by Miravant in the Phase III clinical trials. In October 2002, we announced our collaboration with Bausch & Lomb to design and manufacture a solid-state green wavelength (532nm) laser photocoagulator module, to be called the Millennium EndoLase module. The Millennium EndoLase module is designed to be a component of Bausch & Lomb's ophthalmic surgical suite product offering and is not expected to be sold as a stand-alone product. Sales of the Millenium EndoLase module are dependent upon the actual order rate from and shipment rate to Bausch & Lomb. In addition, Bausch & Lomb awaits FDA 510(k) premarket clearance in the United States and CE marking in Europe before marketing the Millenium EndoLase. Additionally, our reliance on others for clinical development, manufacturing and distribution of our products may result in unforeseen problems. Further, our collaborative partners may develop or pursue alternative technologies either on their own or in collaboration with others. The failure of any current or future collaboration efforts could have a material adverse effect on our ability to introduce new products or applications and therefore could have a material adverse effect on our business, results of operations and financial condition.

     We Rely on Patents and Proprietary Rights. Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued thirteen United States patents and one foreign patent on the technologies related to our products and processes. We have approximately eleven pending patent applications in the United States and six foreign pending patent applications that have been filed. Our patent applications may not issue as patents, any patents now or in the future may not offer any degree of protection, or our patents or patent applications may be challenged, invalidated or circumvented in the future. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.

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

     We Are Subject To Government Regulation. The medical devices that we market and manufacture are subject to extensive regulation by the FDA and by foreign and state governments. Under the FDA Act and the related regulations, the FDA regulates the design, development, clinical testing, manufacture, labeling, sale, distribution and promotion of medical devices. Before a new device can be introduced into the market, the manufacturer must obtain market clearance through either the 510(k) premarket notification process or the lengthier premarket approval, or PMA, application process. Obtaining these approvals can take a long time and delay the introduction of a product. Noncompliance with applicable requirements, including Quality System Regulations, or QSRs, can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device we manufacture or distribute. Our failure to obtain government approvals or any delays in receipt of such approvals would have a material adverse effect on our business, results of operations and financial condition.

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

     If We Fail to Manage Growth Effectively, Our Business Could Be Disrupted Which Could Harm Our Operating Results. We have experienced, and may continue to experience growth in our business. We have made and, although we are currently in a global economic downturn, expect to continue to make significant investments to enable our future growth through, among other things, new product development and clinical trial results for new applications and products. We must also be prepared to expand our work force and to train, motivate and manage additional employees as the need for additional personnel arises. Our personnel, systems, procedures and controls may not be adequate to support our future operations. Any failure to effectively manage future growth could have a material adverse effect on our business, results of operations and financial condition.

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

Interest Rate Risk. We are subject to interest rate risks on cash and cash equivalents, available-for-sale marketable securities and any future financing requirements. Interest rate risks related to marketable securities are managed by managing maturities in our marketable securities portfolio. We have no long-term debt as of September 28, 2002.

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


ITEM  4.  CONTROLS  AND  PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

     Within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"), our President and Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer and Vice President, Administration, who is our principal financial officer, performed an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15(d)-14(c) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer and Vice President, Administration concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that material information about IRIDEX Corporation and our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report was being prepared.

CHANGES  IN  INTERNAL  CONTROLS

     There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART  II.     OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS
None.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
None.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES
None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS
None.

ITEM  5.     OTHER  INFORMATION
In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Registrant is responsible for disclosing the non-audit services approved by the Company's Audit Committee to be performed by PricewaterhouseCoopers LLP, the Company's independent auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the Company. The additional engagement of PricewaterhouseCoopers LLP for the matters listed below are each considered by the Company to be audit-related services that are closely related to the financial audit process. During the quarterly period covered by this filing, the Audit Committee approved the additional engagements of PricewaterhouseCoopers LLP for certain tax and sales tax matter consultations and for the review of the Company's filings under the Securities Exchange Act of 1934, as amended.

ITEM  6.      EXHIBITS  AND  REPORTS  ON  FORM  8-K
(a)  Exhibits

     99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports  on  Form  8-K

     None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              IRIDEX  Corporation
                              (Registrant)

     Date: November 12, 2002  By: /s/ Robert Kamenski
                                  ----------------------
                                  Robert  Kamenski
                                  Chief  Financial Officer
                                  (Principal  Financial  and
                                  Principal Accounting  Officer)



      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
          SECTION 13(A) OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  Theodore  A.  Boutacoff,  certify  that:

1.   I  have  reviewed this quarterly report on Form 10-Q of IRIDEX Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  12,  2002

                                     By: /s/ THEODORE  A.  BOUTACOFF
                                        --------------------------------
                                        Name:  Theodore  A.  Boutacoff
                                        Title: President  and  Chief  Executive
                                               Officer
                                               (Principal Executive Officer)



I,  Robert  Kamenski,  certify  that:

1.   I  have  reviewed this quarterly report on Form 10-Q of IRIDEX Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  12,  2002
                                     By: /s/ ROBERT  KAMENSKI
                                        --------------------------------
                                        Name:  Robert  Kamenski
                                        Title: Chief Financial Officer and Vice
                                        President,  Administration
                                        (Principal Financial
                                        and  Accounting  Officer)