Form 10-K
period 2002-12-28
IRIDEX CORP
filed 2003-03-28
CIK 1006045

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
      _____________.

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

                               --------------------
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes |X| No | |

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes | | No |X|

      The aggregate market value of the voting common equity held by non-affiliates of the Registrant was approximately $ 10,005,735 ,as of June 28, 2002, the last business day of the Registrant's most recently completed second fiscal quarter, based on the closing price reported for such date on the NASDAQ National Market System. The registrant did not have any non-voting common equity outstanding. For purposes of this disclosure, shares of common stock held by each executive officer and director and by each holder of 5% or more of the outstanding shares of common stock have been excluded from this calculation, because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of March 19, 2003, Registrant had 6,923,035 shares of common stock outstanding.

                               -------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

      Certain parts of the Proxy Statement for the Registrant's 2003 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

Table of Contents                                                                                Page No.
Part I
        Item 1.   Business......................................................................     1
        Item 2.   Properties....................................................................    15
        Item 3.   Legal Proceedings.............................................................    16
        Item 4.   Submission of Matters to a Vote of Security Holders...........................    16

Part II
        Item 5.   Market for Registrants' Common Equity and Related Stockholder Matters.........    17
        Item 6.   Selected Financial Data.......................................................    19
        Item 7.   Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.................................................................    21
        Item 7A.  Quantitative and Qualitative Disclosure about Market Risk.....................    39
        Item 8.   Financial Statements and Supplementary Data...................................    40
        Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure....................................................................    63

Part III
        Item 10.  Directors and Executive Officers of the Registrant............................    64
        Item 11.  Executive Compensation........................................................    64
        Item 12.  Security Ownership of Certain Beneficial Owners and Management and
                  Related Stockholder Matters...................................................    64
        Item 13.  Certain Relationships and Related Transactions................................    64
        Item 14.  Controls and Procedures.......................................................    64

Part IV
        Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...............    65

Signatures......................................................................................    68

                                     PART I

      This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to levels of future sales and operating results, actual order rate and market acceptance of our products; opportunities in the adjunctive visualization systems market and our efforts to provide total disease management solutions; expectations for future sales growth, generally, including expectations of additional sales from our new products and delivery devices and new applications of our existing products; the potential for production cost decreases and higher gross margins;our estimate of the size of our markets; levels of future investment in research and development efforts; our ability to develop and introduce new products through strategic alliances; favorable Center for Medicare and Medicaid coverage decisions regarding AMD procedures that use our products; expected reductions of employee-related costs as a result of our reduction in force in the second quarter of 2002; results of clinical studies and risks associated with bringing new products to market, general economic conditions and levels of international sales. In some cases, forward-looking statements can be identified by terminology, such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential," "continue," or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. The reader is strongly urged to read the information contained under the captions "Part I, Item 1, Business," and "Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Results" in this Annual Report for a more detailed description of these significant risks and uncertainties. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this Form 10-K. We undertake no obligation to update such forward-looking statements to reflect events or circumstances occurring after the date of this report.

ITEM 1. BUSINESS

GENERAL

      IRIDEX Corporation is a leading worldwide provider of semiconductor-based laser systems used to treat eye diseases in ophthalmology and skin afflictions in dermatology (also referred to as aesthetics). Our products are sold in the United States predominantly through a direct sales force and internationally through 66 independent distributors into 107 countries.

     Our ophthalmology products treat serious eye diseases, including the three leading causes of irreversible blindness, age-related macular degeneration
(AMD), diabetic retinopathy and glaucoma. The current family of OcuLight laser systems, used for ophthalmic applications, includes the IRIS Medical OcuLight Symphony, OcuLight SL, OcuLight SLx, OcuLight GL and OcuLight GLx Laser photocoagulation systems. In addition, in October 2002, we introduced the Millennium Endolase green laser photocoagulator module, which we sell exclusively to Bausch & Lomb for incorporation into their Millennium Microsurgical System. Our ophthalmology products contributed $24.2 million, $20.9 million and $27.1 million to our total revenues in 2002, 2001, and 2000, respectively. Our aesthetics products treat skin conditions, primarily vascular and pigmented lesions and remove unwanted hair. Our aesthetics laser systems are the IRIDERM DioLite 532 and the Apex 800 systems. Our aesthetics products contributed $6.5 million, $6.4 million and $5.8 million to our total revenues in 2002, 2001 and 2000, respectively. Each ophthalmic and aesthetics laser system consists of a small, portable laser console and interchangeable delivery devices, primarily for hospital and office-based use by ophthalmologists and dermatologists. We believe that our semiconductor-based systems are more portable, economical, reliable and flexible than competing systems. Since our first shipment in 1990, more than 5,600 IRIDEX medical laser systems have been sold worldwide.

      IRIDEX Corporation was incorporated in California in February 1989 as IRIS Medical Instruments, Inc. In 1996, we changed our name to IRIDEX Corporation and reincorporated in Delaware. Our executive offices are located at 1212 Terra Bella Avenue, Mountain View, California 94043-1824, and our telephone number is
(650) 940-4700. As used in this Form 10-K, the terms "Company," "IRIDEX," "we," "us" and "our" refer to IRIDEX Corporation, a Delaware corporation, and, when the context so requires, our wholly owned subsidiaries, IRIS Medical Instruments, Inc. and Light Solutions Corporation, both California corporations, and IRIDEX Foreign Sales Corporation, a Barbados corporation, and our aesthetics division, IRIDERM.

THE IRIDEX STRATEGY

      We are one of the worldwide leaders in developing, manufacturing, marketing and selling innovative and cost-effective medical laser systems. The key elements of our strategy are:

     Broaden Product Lines. One of our core strengths has been our regular introduction of new laser systems, delivery devices and product upgrades to enhance the benefits of our laser systems. We attempt to leverage our existing products and technology when developing new products. In 1997, we introduced the DioLite 532, based on the same visible light technology as the OcuLight GL, for the aesthetics market. In 1998, we introduced the OcuLight GLx, a new version of the OcuLight GL, with increased power and delivery device capability. In October 1999, we introduced the next generation of OcuLight SLx, which offers added features to our OcuLight SL, such as LongPulse and MicroPulse operating modes. These features enable the OcuLight SLx to perform the latest in clinical infrared applications. In October 2000, we introduced the EasyFit family of portable slit lamp adapters ( or SLAs), which allow for improved viewing clarity of the retina by the physician. In 2001, we introduced the Apex 800, a high powered infrared laser for hair removal for the aesthetics market. In October 2002, we introduced the OcuLight Symphony Laser Delivery System which combines the clinical versatility and convenience of combined infrared and visible photocoagulation consoles into one delivery device. We also introduced an expanded EndoProbe product line and a 5 millimeter Large Spot Slit Lamp Adapter. In December 2002, we commenced shipment of the Millennium Endolase module, which we manufacture to be included in Bausch & Lomb's Millennium Microsurgical System. The characteristics of these new products are similar to those which have made our previous products successful, such as low cost ownership, reliability and portability. We intend to continue our investment in research and development to improve the performance of our systems. We also intend to develop additional technologies which can more cost effectively address the needs of the ophthalmic and aesthetics markets.

     Develop and Validate New Applications. We seek to develop and validate applications that are less costly, reduce side effects and achieve better clinical results than existing treatments. The objectives of developing new applications are to expand the number of patients who can be treated, to more effectively treat diseases, to treat patients earlier in the treatment regimen, and, to reduce the side-effects of treatment. An example of this is continued development of Minimum Intensity Photocoagulation (MIP) protocols. MIP is a laser treatment approach pioneered by IRIDEX, which uses our OcuLight SLX infrared lasers to maximize preservation of sensitive retinal tissues while stimulating a therapeutic effect. We believe that maintaining leadership in MIP will allow us to make a substantial contribution in the treatment of serious eye diseases such as age-related macular degeneration and diabetic retinopathy. Our products are currently being used in multiple studies in the United States and internationally to demonstrate the clinical benefits of MIP protocols. For example, our OcuLight SLx laser is being used in several studies to treat the various stages of both wet and dry forms of age-related macular degeneration (or
AMD). We announced in October 1999 that a pilot clinical study on occult wet AMD produced results demonstrating that Transpupillary Thermotherapy ( or TTT) was effective in improving or stabilizing vision in 75% of patients with a procedure using our OcuLight infrared laser photocoagulator. In November 2001, we announced that enrollment for the PTAMD study on dry AMD was stopped as sufficient enrollment had been achieved to detect a clinically relevant difference in the clinical outcomes of the study. In March 2003, we announced that the Executive Committee for the TTT4CNV clinical trial, studying TTT as a therapy for the treatment of wet AMD, accepted the recommendations of the independent Data and Safety Monitoring Committee that adequate patient enrollment in the study had been attained. We believe that new applications increase laser usage and may ultimately increase the size of the market for laser photocoagulators. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results - We are Dependent on the Successful Outcome of Clinical Trials of Our Products and New Applications Using Our Products."

      Provide Total Disease Management. We intend to expand our product offerings utilizing a total disease management approach. We pursue this on the therapeutic side by increasing the number of delivery devices tailored to treat specific diseases. We are also pursuing this on the diagnostic side by developing adjunctive visualization systems which could be used to either identify patients who require therapy, target laser therapy more accurately, or assess the adequacy of therapy. Examples of products we have already introduced which may be utilized for both visualization and treatment include our TruFocus Laser Indirect Ophthalmoscope and our line of Slit Lamp Adapters. We believe that a significant opportunity exists to provide additional therapeutic delivery devices and adjunctive visualization systems. By pursuing both therapeutic and visualization systems, we intend to provide total disease management solutions for our customers.

      Develop New Markets Through Strategic Alliances. We intend to establish strategic alliances in order to expedite and lower the cost of developing and bringing to market new products, both to the ophthalmology and aesthetics markets and to markets not currently addressed by our products. Through these alliances, we will seek access to technologies that we do not currently possess. In October 2002, we announced our collaboration with Bausch & Lomb to design and manufacture a solid-state green light laser photocoagulator module called the Millennium Endolase module. The Millennium Endolase module is designed to be a component of Bausch & Lomb's ophthalmic surgical suite product offering and is not expected to be sold as a stand-alone product. We intend to pursue additional strategic alliances in the future, which will provide access to new markets for our products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results - We Depend on Collaborative Relationships to Develop, Introduce and Market New Products, Product Enhancements and New Applications."

PRODUCTS

      We utilize a systems approach to product design. Each system includes a console, which generates the laser energy, and a number of interchangeable peripheral delivery devices, including disposable delivery devices, for use in specific clinical applications. This approach allows our customers to purchase a basic console system and add additional delivery devices as their needs expand or as we develop new applications. We believe that this systems approach also brings economies-of-scale to our product development and manufacturing efforts since each application does not require the design and manufacture of complete stand-alone products. Our primary non-disposable products range in price from $2,000 to $75,000, and consist of laser consoles and peripheral delivery devices.

Consoles: Our laser consoles incorporate the economic and technical benefits of semiconductor laser technology.

      Infrared Photocoagulator Consoles. These OcuLight photocoagulator consoles, used by ophthalmologists, are available in two infrared (810nm) output power ranges: the OcuLight SL at 2 Watts and the OcuLight SLx at 3 Watts. Each console weighs 14 pounds, has dimensions of 4"H x 12"W x 12"D, draws a maximum of 60 Watts of wall power, and requires no external air or water cooling. We also manufacture an aesthetics infrared laser product, the Apex 800. The Apex console weighs 27 pounds, has dimensions of 6"H x 12"W x 17"D, draws 700 Watts of wall power and has a closed loop integrated water cooling system. We believe that the smaller overall sizes, lower weights and low power requirements to operate represent distinct advantages over competing products.

      Visible Photocoagulator Consoles. Our OcuLight GL and OcuLight GLx semiconductor-based photocoagulator consoles, used in opthalmology, deliver visible (532nm) laser light. The OcuLight GLx has increased power and delivery device capability. Our visible laser light aesthetics product, the DioLite 532, is also based on semiconductor-based technology. The OcuLight GL/GLx/DioLite consoles weigh 15 pounds, have dimensions of 6"H x 12"W x 12"D, draw a maximum of 300 Watts of wall power and require no external air or water cooling. In December 2002, we commenced shipment of the Millennium Endolase module, which is sold exclusively to Bausch & Lomb for use with their Millennium Microsurgical System. It integrates 532nm photocoagulator capability into their array of microsurgical capabilities. It is compatible with the IRIDEX EndoProbe handpieces and Laser Indirect Ophthalmascope.

      Combination Infrared/Visible Photocoagulator Consoles. The OcuLight Symphony Laser Delivery System, which we introduced in October 2002, is used by the opthalmologist and consists of an OcuLight SLx infrared (810nm) laser console, OcuLight GLx green (532 nm) laser, multi-fiber slit lamp adapter, slit lamp and a custom cart. It combines the clinical versatility and convenience of a 532 nm, 810 nm and large spot 810 nm into one delivery device for retinal photocoagulation and glaucoma procedures. We believe that this product offers a unique value-added proposition and the efficiency of multiple laser systems in a single product.

Peripheral Delivery Devices: Our versatile family of consoles and delivery devices has been designed to accommodate the addition of new capabilities with a minimal incremental investment. A user adds capabilities by simply purchasing a new interchangeable delivery device. We have developed both disposable and nondisposable delivery devices and expect to continue to develop additional devices.

Ophthalmic Delivery Devices:

      TruFocus Laser Indirect Ophthalmoscope. The indirect ophthalmoscope is worn on the physician's head and is used to treat peripheral retinal disorders, particularly in infants or adults requiring treatment in the supine position. This product can be used both for diagnosis and treatment at the point-of-care.

      Slit Lamp Adapter. These adapters allow the physician to utilize a standard slit lamp for both diagnosis and treatment. A slit lamp adapter can be installed by the doctor in several minutes, converting over 50 variations of standard diagnostic slit lamps into a therapeutic photocoagulator delivery system. Slit lamp adapters are used for treatment of both retinal and glaucoma diseases. These devices are available in a wide variety of spot diameters. In October 2002, we announced the availability of our Large Spot Size (5 millimeter) Slit Lamp Adapter designed for use with the OcuLight SLx and offering increased flexibility to the physician when using the TTT protocol to treat wet AMD.

      Operating Microscope Adapter. These adapters allow the physician to utilize a standard operating microscope for both diagnosis and laser treatment. These devices are similar to slit lamp adapters, except they are oriented horizontally and therefore can be used to deliver retinal photocoagulation to a supine patient.

      EndoProbe. The EndoProbe is used for endophotocoagulation, a retinal treatment performed in the hospital operating room or surgery center. These sterile disposable probes are available in tapered, angled, fluted, and illuminating styles. In October 2002, we introduced the BriteLight Illuminating EndoProbe providing increased illumination compared to existing devices.

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

      DioPexy Probe. The DioPexy Probe is a hand-held instrument which is used to treat retinal tears and breaks, noninvasively through the sclera, as an alternative method of attaching the retina. Our DioPexy Probe results in increased precision, less pain and less inflammation than traditional cryotherapy.

Aesthetics Delivery Devices:

      DioLite Handpiece. The DioLite Handpiece is a hand held instrument that is used to treat vascular and pigmented skin lesions. These devices are available in 200, 500, 700, 1000 and 1400 micron spot diameters.

      ScanLite Scanner. The ScanLite is a computer pattern generator with integrated controls designed to enhance the capabilities of the DioLite 532 laser system. It allows rapid and uniform treatment of large-area vascular and pigmented skin lesions including port wine stains, matted telangiectasia, and cafe au lait stains.

      Apex 800 ColdTip Handpiece. The ColdTip Handpiece is a handheld instrument used with the Apex 800 for hair removal. It offers subzero contact cooling of the epidermis to allow the use of higher treatment fluences for improved treatment effectiveness and patient comfort.

      Apex 800 Varispot Handpiece. The VariSpot Handpiece is a hand held instrument used with the Apex 800 for hair removal. It offers an aiming beam which aids visualization of the target area allowing precise treatment.

      The following chart lists the eye diseases that can be treated using our photocoagulator systems, including the console and delivery devices that we offer to treat these diseases. The selection of delivery device is often determined by the severity and location of the disease. The chart also lists the skin diseases or conditions that can be treated with our aesthetics laser systems.

          Condition                   Procedure             Console           Delivery Devices
--------------------------     ---------------------    ----------        -----------------------
Ophthalmology Treatments:

Age-related Macular            Retinal                  Infrared &        Slit Lamp Adapter
Degeneration                   Photocoagulation         Visible

Diabetic Retinopathy

   Macular Edema               Grid Retinal             Infrared &        Slit Lamp Adapter &
                               Photocoagulation         Visible           Operating Microscope
                                                                          Adapter

                               Focal Retinal            Visible           Slit Lamp Adapter
                               Photocoagulation


          Condition                   Procedure             Console           Delivery Devices
--------------------------     ---------------------    ----------        -----------------------
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

   Primary Open-Angle          Trabeculoplasty          Infrared &        Slit Lamp Adapter
                                                        Visible

   Angle-closure               Iridotomy                Infrared &        Slit Lamp Adapter
                                                        Visible(1)

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

Aesthetics Treatments:

Vascular Lesions               Selective                Visible           DioLite Handpiece
                               Photothermolysis

Pigmented Lesions              Selective                Visible           DioLite Handpiece
                               Photothermolysis

Hair Removal                   Selective                Infrared          Cold Tip Handpieces,
                               Photothermolysis                           Varispot Handpiece

-------------------
(1) OcuLight GL/GLX is currently not cleared by the U.S. FDA for this indication.

RESEARCH AND DEVELOPMENT

      Our research and development activities are performed internally by our research and development staff comprised of 17 individuals and is supplemented, from time to time, by consultants with specialized expertise. Research and development efforts are directed toward both development of new products and development of new applications using existing products, as well as the identification of markets not currently addressed by our products. Our expenditures for research and development totaled approximately $4,315,000, $4,808,000 and $5,265,000 in 2002, 2001 and 2000, respectively. We expect to continue to devote a significant portion of our resources to our research and development efforts for new products and new applications for existing products. We have close working relationships with researchers, clinicians and practicing physicians around the world who provide new ideas, test the feasibility of these new ideas, and assist us in validating new products and new applications before they are introduced.

      We are continuing to develop Minimum Intensity Photocoagulation (MIP) protocols. MIP is a laser treatment approach pioneered by IRIDEX, which uses our OcuLight SLx infrared lasers to maximize preservation of sensitive retinal tissues while stimulating a therapeutic effect. We believe that maintaining leadership in MIP will allow us to make a substantial contribution in the treatment of serious eye diseases such as age-related macular degeneration, diabetic retinopathy, and glaucoma.

      We are supporting pre-clinical and clinical studies to develop new photocoagulation treatments and applications using MIP protocols. The objectives of developing new applications are to expand the number of patients who can be treated, to more effectively treat diseases, to treat patients earlier in the treatment regimen and to reduce the side-effects of treatment. Examples of such studies with regard to particular eye afflictions are included in the following paragraphs.

      Age-Related Macular Degeneration - Wet Form. AMD is a progressive disease that damages the central vision and affects a person's ability to read, see faces, and drive. About 50 million people worldwide have AMD and, of these, about 5 million have the more severe wet form. Though the wet form of AMD constitutes about 10% of all AMD, it accounts for about 80% of all severe vision loss associated with AMD. We are pursuing several approaches to treat wet AMD at different stages. All of these approaches close new blood vessels in the eye's macula caused by wet AMD with less damage than conventional laser treatments. One promising approach is Transpupillary Thermotherapy (TTT). TTT is a Minimum Intensity Photocoagulation (MIP) protocol that uses a milder form of retinal photocoagulation to treat wet AMD while sparing the sensory retina, as compared to conventional laser photocoagulation techniques. The protocol uses the OcuLight SLx laser and Large Spot Slit Lamp Adapter to produce favorable therapeutic responses with minimal side effects and preservation of vision in patients with occult choroidal neovascularization (CNV) secondary to AMD. Favorable results of a pilot TTT study were published in October 1999 and a multi-center randomized trial called the TTT4CNV Trial, which we are supporting, completed the required level of enrollment in March 2003. The Data and Safety Monitoring Committee (DSMC) for the TTT4CNV clinical trial meets semiannually to evaluate the status of the study.

      Age-Related Macular Degeneration (AMD) - Dry Form. About 90% of AMD is the dry form. Our approach to treatment of dry AMD is to preserve or improve vision by following a MIP protocol using the OcuLight infrared laser to cause resorption of dry AMD deposits (drusen) which have accumulated in the macula and have impacted vision. We are supporting a multi-center clinical trial which is testing a treatment of eyes with dry age-related macular degeneration (PTAMD trial). In November 2001, we announced that enrollment for the PTAMD trial was stopped as sufficient enrollment had been achieved to detect a clinically relevant difference in the clinical outcomes of the study. This trial treats patients with dry AMD using our OcuLight infrared laser systems with the objective of determining whether patient vision is better as a result of treatment compared to no treatment; and secondarily, to determine whether treatment reduces the rate of progression of the disease from the dry form of AMD to the wet form of AMD.

      Glaucoma. Preliminary studies are underway to evaluate the use of the G-Probe as a primary surgical treatment modality for glaucoma in various parts of the world.

      Diabetic Retinopathy. Studies are underway to investigate the treatment of diabetic retinopathy using the MicroPulse infrared photocoagulation available in our OcuLight SLx product with the objective of causing regression of the disease with less loss of vision than conventional therapy.

      Ocular Tumors. Clinical studies have reported successful treatment of ocular tumors using OcuLight infrared lasers using the TTT approach.

CUSTOMERS AND CUSTOMER SUPPORT

      Our products are currently sold to comprehensive ophthalmologists, as well as those specializing in retina, glaucoma and pediatrics, dermatologists and plastic surgeons. Other customers include research and teaching hospitals, government installations, surgi-centers and hospitals. No customer or distributor accounted for 10% or more of total sales in 2002, 2001 or 2000. See
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      We are continuing our efforts to broaden our customer base through the development of new products and new applications for use by ophthalmologists and dermatologists. We currently estimate that there are approximately 20,000 ophthalmologists in the United States and 50,000 internationally who are each potential customers. We believe there are approximately 10,000 dermatologists and approximately 9,000 plastic surgeons in the U.S. who are potential customers. Additionally, we estimate that there are approximately 4,900 and 18,000 hospitals in the United States and internationally, respectively, as well as approximately 2,300 ambulatory surgical centers in the United States which potentially represent multiple unit sales. Because independent ophthalmologists and dermatologists frequently practice at their own offices as well as through affiliation with hospitals or other medical centers, each independent ophthalmologist, dermatologist, plastic surgeon, hospital and medical center is a potential customer for our products. We are seeking to broaden our customer base by developing new products directed at addressing the needs of ophthalmologists and dermatologists.

      We seek to provide superior customer support and service and recently restructured to create our Global Customer Care Group with the responsibility for our customer requests and product repairs, which has resulted in a significant improvement in our response times. We believe that our superior customer service and technical support distinguish our product offerings from those of our competitors. Our customer support representatives assists customers with orders, warranty returns and other administrative functions. Our technical support engineers provide customers with answers to technical and product-related questions. We maintain an "around-the-clock" telephone service line to service our customers. If a problem with a product cannot be diagnosed and resolved by telephone, a replacement unit is shipped overnight to any domestic customer and by the most rapid delivery means available to any international customer, and the problem unit is returned to us. The small size and rugged design of our products allows for economical shipment and quick response to customers almost anywhere in the world.

SALES AND MARKETING

      We market our products in the United States predominantly through our direct sales force. As of December 28, 2002, our direct sales force consisted of 15 employees engaged in sales efforts within the United States. Our sales and marketing organization is based at our corporate headquarters in Mountain View, California with area sales managers located throughout the United States.

      International product sales represented 36.1%, 41.3% and 35.6% of our sales in 2002, 2001 and 2000, respectively. We believe that our international sales will continue to represent a significant portion of our revenues for the foreseeable future. Our international sales are made principally to customers in Europe and the Asia/Pacific Rim region. Our products are sold internationally through our 66 independent distributors into 107 countries. International sales are administered through our corporate headquarters in Mountain View, California, along with four international area sales managers. Our distribution agreements with our international distributors are generally exclusive and typically can be terminated by either party without cause on 90 days notice. International sales may be adversely affected by the imposition of governmental controls, restrictions on export technology, political instability, trade restrictions, changes in tariffs and the economic condition in each country in which we sell our products. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results--We Depend on International Sales."

      To support our sales process, we conduct marketing programs which include direct mail, trade shows, public relations, and advertising in trade and academic journals and newsletters. We annually participate in approximately 76 trade shows or meetings in the United States and approximately 65 trade shows or meetings internationally. These meetings allow us to present our products to existing and prospective buyers.

      We believe that educating patients and physicians at an early stage about the long-term health benefits and cost-effectiveness of diagnosis and treatment of diseases that cause blindness is critical to market acceptance of our ophthalmic products. We believe that the trend toward management of health care costs in the United States will lead to increased awareness of and emphasis on disease prevention and cost-effective treatments and, as a result, will increase demand for our ophthalmic products.

      We work with our customers to enhance our ability to identify new applications for our products, validate new procedures using our products, and expedite regulatory approvals of new products and applications. Customers include key opinion leaders who are often the heads of the departments or professors at universities. We believe that these luminaries in the field of ophthalmology and aesthetics are key to the successful introduction of new products and their subsequent acceptance by the general market. Acceptance of our products by these early adopters is key to our strategy in the validation of our new products.

OPERATIONS

      The manufacture of our infrared and visible light photocoagulators and the related delivery devices is a highly complex and precise process. Completed systems must pass quality control and reliability tests before shipment. Our manufacturing activities consist of designing, assembling and testing of components and certain subassemblies for assembly into our final product. As of December 28, 2002, we had a total of 51 employees engaged in manufacturing activities.

      The medical devices manufactured by us are subject to extensive regulation by numerous governmental authorities, including federal, state and foreign governmental agencies. The principal regulator in the United States of America is the Food and Drug Administration (or "FDA"). In April 1998, we received certification for ISO 9001/EN 46001. ISO 9001/EN 46001 is a documented international quality system demonstrating compliance to the European Medical Device Directive.

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

      International regulatory bodies often establish varying product standards, packaging requirements, labeling requirements, tariff regulations, duties and tax requirements. As a result of our sales in Europe, we are required to have all products "CE" registered, an international symbol affixed to all products demonstrating compliance to the European Medical Device Directive and all applicable standards. In July 1998, we received CE registration under Annex II guidelines, the most stringent path to CE registration. With Annex II CE registration, we have demonstrated our ability to both understand and comply with all applicable European standards. This allows us to register any product upon our internal verification of compliance to all applicable European standards. Currently, all released products are CE registered. Continued registration is based on successful review of the process by our European Registrar during its annual audit. Any loss of registration would have a material adverse effect on our business, results of operations and financial condition. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results-We Are Subject to Government Regulation."

COMPETITION

      Competition in the market for devices used for ophthalmic and aesthetics treatments is intense and is expected to increase. This market is also characterized by rapid technological innovation and change, and our products could become obsolete as a result of future innovations. Our competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. In addition to other companies that manufacture photocoagulators and dermatological devices, we compete with pharmaceutical solutions, other technologies and other surgical techniques available in both the dermatologic and ophthalmic markets. Our principal competitors in ophthalmology are Lumenis Ltd., Nidek, Inc., Carl Zeiss, Inc., Alcon Inc. and Quantel. All of these companies currently offer a competitive, semiconductor-based laser system for ophthalmology. Our principal competitors in aesthetics are Lumenis Ltd., Laserscope, Candela Corporation, Altus Medical Inc. and Palomar Medical Technologies, Inc. Some competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. Some companies also have greater name recognition than us and long-standing customer relationships. In addition, other medical companies, academic and research institutions, or others, may develop new technologies or therapies, including medical devices, surgical procedures or pharmacological treatments and obtain regulatory approval for products utilizing such techniques that are more effective in treating the conditions targeted by us, or are less expensive than our current or future products. Our technologies and products could be rendered obsolete by such developments. Any such developments could have a material adverse effect on our business, financial condition and results of operations. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results--Our Market is Competitive."

PATENTS AND PROPRIETARY RIGHTS

      Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued thirteen United States patents and one foreign patent on the technologies related to our products and processes. We have approximately seven pending patent applications in the United States and six foreign pending patent applications that have been filed. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.

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

      The laser and medical device industry is characterized by frequent litigation regarding patent and other intellectual property rights. Companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. Numerous patents are held by others, including academic institutions and our competitors. Until recently, patent applications were maintained in secrecy in the United States until the patents issued. Patent applications filed in the United States after November 2000 generally will be published eighteen months after the filing date. However, since patent applications continue to be maintained in secrecy for at least some period of time both within the United States of America and with regard to international patent applications, we cannot assure you that our technology does not infringe any patents or patent applications held by third parties. We have, from time to time, been notified of, or have otherwise been made aware of, claims that we may be infringing upon patents or other proprietary intellectual property owned by others.

      Any claims, with or without merit, and regardless of whether we are successful on the merits, would be time-consuming, result in costly litigation and diversion of technical and management personnel, cause shipment delays, require us to develop noninfringing technology or require us to enter into royalty or licensing agreements. An adverse determination in a judicial or administrative proceeding and failure to obtain necessary licenses or develop alternate technologies could prevent us from manufacturing and selling our products, which would have a material adverse effect on our business, results of operations and financial condition. Conversely, litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of the proprietary rights of others. Both the defense and prosecution of intellectual property suits or interference proceedings are costly and time consuming. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results - We Rely on Patents and Proprietary Rights."

GOVERNMENT REGULATION

      The medical devices to be marketed and manufactured by us are subject to extensive regulation by numerous governmental authorities, including federal, state, and foreign governmental agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations promulgated thereunder (the "FDA Act"), the Food and Drug Administration (the "FDA") serves as the principal federal agency within the United States with authority over medical devices and regulates the research, clinical testing, manufacture, labeling, distribution, sale, marketing and promotion of such devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizures of products, total or partial suspension of production, failure of the government to grant premarket clearance or approval for devices, withdrawal of marketing approvals, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by us.

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

REIMBURSEMENT

      The cost of a significant portion of medical care in the United States is funded by government programs, health maintenance organizations and private insurance plans. Our products are typically purchased by doctors, clinics, hospitals and other users, which bill various third-party payers, such as government programs and private insurance plans, for the health care services provided to their patients. Government imposed limits on reimbursement of hospitals and other health care providers have significantly impacted the spending budgets of doctors, clinics and hospitals to acquire new equipment, including our products. Under certain government insurance programs, a health care provider is reimbursed for a fixed sum for services rendered in treating a patient, regardless of the actual charge for such treatment. The Center for Medicare and Medicaid Services (CMS) reimburses hospitals on a prospectively-determined fixed amount for the costs associated with an in-patient hospitalization based on the patient's discharge diagnosis. CMS reimburses physicians a prospectively-determined fixed amount based on the procedure performed, regardless of the actual costs incurred by the hospital or physician in furnishing the care and regardless of the specific devices used in that procedure. Reimbursement issues have affected sales of our ophthalmic products to a greater extent than sales of our dermatologic products since aesthetics procedures, in general, are not covered procedures under most insurance programs and the cost of these procedures are paid for by the patient.

      Private third-party reimbursement plans are also developing increasingly sophisticated methods of controlling health-care costs through limitation on reimbursable procedures and the exploration of more cost-effective methods of delivering health care. In general, these government and private measures have caused health care providers, including our customers, to be more selective in the purchase of medical products. In addition, changes in government regulation or in private third-party payers' policies may limit or eliminate reimbursement for procedures employing our products, which could have a material adverse effect on our business, results of operations and financial condition. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results - We Depend on Third Party Coverage and Reimbursement Policies."

      Doctors, clinics, hospitals and other users of our products may not obtain adequate reimbursement for use of our products from third-party payers. While we believe that the laser procedures using our products have generally been reimbursed, payers may deny coverage and reimbursement for our products if they determine that the device was not reasonable and necessary for the purpose used, was investigational or was not cost-effective. For example, during July 2000, the CMS advised that claims for reimbursement for certain AMD procedures that use our OcuLight SLx laser system would not be reimbursed by CMS. As a result, since July 2000, sales of the OcuLight SLx laser system have dropped significantly. In September 2000, CMS changed its position and advised that claims for reimbursement for two of the AMD procedures can be submitted for reimbursement with coverage and payment to be determined by the local medical carriers at their discretion. Sales of the OcuLight SLx continue, albeit at a lower level, because the OcuLight SLx can also be used for other retinal procedures that are reimbursable by the CMS. Furthermore, since CMS advisories are for domestic third party CMS payers, they are not likely to affect international sales. We believe domestic sales of the OcuLight SLx laser system will continue at these lower levels until more medical carriers reimburse for performing such AMD procedures or until CMS advises that claims for these procedures may be submitted directly to CMS at the national level. Two carriers, Noridian Mutual Insurance, which is the CMS Part B carrier for Alaska, Arizona, Colorado, Hawaii, Iowa, Nevada, North Dakota, Oregon, South Dakota, Washington and Wyoming, as well as Cigna, which is the carrier for North Carolina, Tennessee and Idaho, have made coverage decisions approving the use of Transpupillary Thermotherapy, or TTT, protocol for the treatment of wet AMD. We believe that more medical carriers will reimburse for these procedures when they are further validated by clinical studies. We are supporting a randomized clinical trial (TTT4CNV) which may further validate the position TTT will have in the overall treatment regimen of AMD.

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

EMPLOYEES

      At December 28, 2002, we had a total of 108 full-time employees, including 51 in operations, 29 in sales and marketing, 17 in research and development and 11 in finance and administration. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. At December 28, 2002, we employed 2 such persons. We intend to hire additional personnel during the next twelve months primarily in the direct sales and production areas. Our future success will depend in part on our ability to attract, train, retain and motivate highly qualified employees, who are in great demand. We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization, and we have never experienced a work stoppage or strike. We consider our employee relations to be good.

ITEM 2. PROPERTIES

      Our operating facilities are located in 37,000 square feet of space in Mountain View, California. This facility is being substantially utilized for all of our manufacturing and research and development efforts and serves as our headquarter offices. The lease agreement for this facility expires in February 2004.

      Management believes that our facility has capacity adequate for our current needs and that suitable additional space or alternative space will be available as needed in the future on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION FOR COMMON EQUITY

      Our common stock is quoted on NASDAQ National Market System under the symbol "IRIX" since our initial public offering on February 15, 1996. The following table sets forth for the periods indicated the high and low closing prices for our common stock, as reported on the NASDAQ National Market.

                                                        HIGH       LOW
                                                       ------     ------
FISCAL 2003
        First Quarter (through March 19, 2003) ...     $4.100     $2.750

FISCAL 2002
        First Quarter ............................     $6.050     $4.170
        Second Quarter ...........................      4.690      3.400
        Third Quarter ............................      3.920      2.310
        Fourth Quarter ...........................      4.020      2.780

FISCAL 2001
        First Quarter ............................     $6.313     $4.125
        Second Quarter ...........................      4.400      3.000
        Third Quarter ............................      4.250      3.250
        Fourth Quarter ...........................      5.446      3.850

FISCAL 2003

      On March 19, 2003, the closing price on the NASDAQ National Market for our common stock was $3.770 per share. As of March 19, 2003, there were approximately 87 holders of record of our common stock.

DIVIDEND POLICY

      We have never paid cash dividends on our common stock. We currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future. In addition, the payment of cash dividends to our stockholders is currently prohibited by our bank line of credit. See Note 4 of Notes to Consolidated Financial Statements.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

  As of December 28, 2002, we had three equity compensation plans. These plans are the 1995 Employee
Stock Purchase Plan, 1995 Director Option Plan and 1998 Stock Option Plan, all of which have been approved by our stockholders. The following table summarizes our equity compensation plans as of
December 28, 2002:

                                                                                    (c)
                                                           (b)              Number of securities
                                  (a)                Weighted-average      remaining available for
                       Number of securities to be    exercise price of      future issuance under
                         issued upon exercise of        outstanding       equity compensation plans
                          outstanding options,       options, warrants      (excluding securities
    Plan category          warrants and rights          and rights        reflected in column (a))

Equity compensation
plans approved by
security holders                 1,700,863                $5.11                      399,747

Equity compensation
plans not approved
by security holders                      0                    0                            0
                                 ---------                -----                      -------
Total                            1,700,863                $5.11                      399,747
                                 =========                =====                      =======

                         ITEM 6. SELECTED FINANCIAL DATA

      The following selected consolidated financial data as of December 28, 2002 and December 29, 2001, and for the years ended December 28, 2002, December 29, 2001 and December 30, 2000, has been derived from, and are qualified by reference to, our audited consolidated financial statements included herein. The selected consolidated statement of operations data for the years ended January 2, 1999 and December 31, 1997 and the consolidated balance sheet data as of December 30, 2000, January 1, 2000 and January 2, 1999 has been derived from our audited financial statements not included herein. These historical results are not necessarily indicative of the results of operations to be expected for any future period.

      The data set forth below (in thousands, except per share data) are qualified by reference to, and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements, related financial statement notes and other financial information included in Item 8, "Financial Statements and Supplementary Data."

                                                              Fiscal         Fiscal         Fiscal         Fiscal         Fiscal
                                                               Year           Year           Year           Year           Year
                                                               2002           2001           2000           1999           1998
                                                             --------       --------       --------       --------       --------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Sales .................................................      $ 30,634       $ 27,275       $ 32,838       $ 26,391       $ 22,338
Cost of sales .........................................        17,046         14,205         14,506         11,669          9,915
                                                             --------       --------       --------       --------       --------
             Gross profit .............................        13,588         13,070         18,332         14,722         12,423
                                                             --------       --------       --------       --------       --------
Operating expenses:
    Research and development ..........................         4,315          4,808          5,265          3,925          3,099
    Selling, general and administrative ...............         9,454         10,251         10,747          9,224          8,358
                                                             --------       --------       --------       --------       --------
             Total operating expenses .................        13,769         15,059         16,012         13,149         11,457
                                                             --------       --------       --------       --------       --------
Income (loss) from operations .........................          (181)        (1,989)         2,320          1,573            966
Interest and other income (expense), net ..............           122            426            569            556            511
                                                             --------       --------       --------       --------       --------
Income (loss) before provision for income taxes .......           (59)        (1,563)         2,889          2,129          1,477
Benefit from (provision for) income taxes .............           209            962           (809)          (682)          (369)
                                                             --------       --------       --------       --------       --------
Income (loss) from continuing operations ..............           150           (601)         2,080          1,447          1,108
Income (loss) from operations of discontinued Laser
Research segment (net of applicable income tax
benefit(provision) of $0, $124, $(131), $(80) and
$(213) respectively) ..................................             0           (204)           336            171            640

Income (loss) on disposal of Laser Research segment
(net of applicable income tax benefit of $0, $315,
$0, $0 and $0 respectively) ...........................             0           (468)             0              0              0
                                                             --------       --------       --------       --------       --------
Net income (loss) .....................................      $    150       $ (1,273)      $  2,416       $  1,618       $  1,748
                                                             ========       ========       ========       ========       ========

Basic net income (loss) per share:
Continuing Operations .................................      $   0.02       $  (0.09)      $   0.31       $   0.22       $   0.17
Discontinued Operations ...............................          0.00          (0.10)          0.05           0.03           0.10
                                                             --------       --------       --------       --------       --------
Basic net income (loss) per common share ..............      $   0.02       $  (0.19)      $   0.36       $   0.25       $   0.27
                                                             ========       ========       ========       ========       ========

Diluted net income (loss) per share:
Continuing Operations .................................      $   0.02       $  (0.09)      $   0.29       $   0.21       $   0.16
Discontinued Operations ...............................          0.00          (0.10)          0.04           0.03           0.10
                                                             --------       --------       --------       --------       --------
Diluted net income (loss) per share ...................      $   0.02       $  (0.19)      $   0.33       $   0.24       $   0.26
                                                             ========       ========       ========       ========       ========

Shares used in net income (loss) per common share
basic calculations ....................................         6,870          6,757          6,637          6,503          6,480
                                                             ========       ========       ========       ========       ========

Shares used in net income (loss) per common share
diluted calculations ..................................         6,928          6,757          7,285          6,849          6,765
                                                             ========       ========       ========       ========       ========


                                          December 28,    December 29,    December 30,    January 1,    January 2,
                                              2002            2001            2000           2000          1999
                                          ------------    ------------    ------------    ----------    ----------
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and
available-for-sale securities ......        $11,542         $ 9,102        $12,994         $13,148       $10,876
Working capital ....................         26,981          26,374         27,005          23,842        23,450
Total assets .......................         34,272          33,788         35,025          32,763        28,377
Total stockholders' equity .........         30,198          29,833         30,500          27,504        25,885


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      IRIDEX Corporation is a leading worldwide provider of semiconductor-based laser systems used to treat eye diseases in ophthalmology and skin afflictions in aesthetics. Our products are sold in the United States predominantly through a direct sales force and internationally through 66 independent distributors into 107 countries.

      Our revenues arise primarily from the sale of our IRIS Medical OcuLight Systems, IRIDERM DioLite 532 and Apex 800 systems, delivery devices, disposables and, to a lesser extent, revenues from service and support activities. Our current family of OcuLight systems includes the IRIS Medical OcuLight Symphony, OcuLight SL, OcuLight SLx, OcuLight GL and OcuLight GLx Laser photocoagulation systems. In December 2002, we commenced shipment of the Millennium Endolase module which is sold exclusively to Bausch & Lomb and incorporated into their Millennium Microsurgical System. We believe that future growth in unit sales will be derived from growth in sales of peripheral delivery devices, our new product introductions and from the adoption of new procedures using our existing products, such as Transpupillary Thermotherapy.

      Sales to international distributors are made on open credit terms or letters of credit. Sales of our products internationally currently are denominated in United States dollars and, accordingly, are subject to risks associated with international monetary conditions and currency fluctuations. In general, strengthening of the U.S. dollar relative to a foreign currency increases the cost of our product to our customers. Other risks that international sales are subject to include shipping delays, generally longer receivable collection periods, changes in applicable regulatory policies, domestic and foreign tax policies, trade restrictions, duties and tariffs and economic and political instability. Future currency fluctuations or other factors discussed above may have a material adverse effect on our business, financial condition or results of operation. See "--Factors That May Affect Future Results--We Depend on International Sales for a Significant Portion of Our Operating Results."

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

RESULTS OF OPERATIONS

        The following table sets forth certain operating data as a percentage of sales for the periods indicated:


                                                              Fiscal Year    Fiscal Year    Fiscal Year
                                                              Ended 2002     Ended 2001     Ended 2000
                                                              ----------     ----------     ----------
Sales ..................................................        100.0%         100.0%         100.0%
Cost of sales ..........................................         55.6           52.1           44.2
                                                                -----          -----          -----
     Gross profit ......................................         44.4           47.9           55.8
                                                                -----          -----          -----
Operating expenses:
     Research and development ..........................         14.1           17.6           16.0
     Sales, general and administrative .................         30.9           37.6           32.7
                                                                -----          -----          -----
     Total operating expenses ..........................         45.0           55.2           48.7
                                                                -----          -----          -----
Operating income (loss) from continuing operations .....         (0.6)          (7.3)           7.1
Other income, net ......................................          0.4            1.6            1.7
                                                                -----          -----          -----
Income (loss) from continuing operations before
provision for income taxes .............................         (0.2)          (5.7)           8.8
Benefit (provision) for income taxes ...................          0.7            3.5           (2.5)
                                                                -----          -----          -----
Income (loss) from continuing operations ...............          0.5           (2.2)           6.3
Income (loss) from discontinued operations (net of tax).          0.0           (2.5)           1.0
                                                                -----          -----          -----
Net income (loss) ......................................          0.5%          (4.7)%          7.3%
                                                                =====          =====          =====

      The following table sets forth for the periods indicated the amount of sales for our operating segments and sales as a percentage of total sales.

                              Year Ending              Year Ending              Year Ending
                           December 28, 2002        December 29, 2001        December 30, 2000
                          ------------------       ------------------       ------------------
                                    Percentage               Percentage               Percentage
                                     of total                 of total                 of total
                           Amount      sales        Amount      sales        Amount      sales
                          -------      -----       -------      -----       -------      -----
   Domestic ........      $19,564       63.9%      $16,004       58.7%      $21,133       64.4%
   International ...       11,070       36.1%       11,271       41.3%       11,705       35.6%
                          -------      -----       -------      -----       -------      -----
Total ..............      $30,634      100.0%      $27,275      100.0%      $32,838      100.0%
                          =======      =====       =======      =====       =======      =====

Ophthalmology:
   Domestic ........      $14,326       46.8%      $10,976       40.2%      $16,559       50.4%
   International ...        9,843       32.1%        9,946       36.5%       10,506       32.0%
                          -------      -----       -------      -----       -------      -----
Total ..............      $24,169       78.9%      $20,922       76.7%      $27,065       82.4%
                          =======      =====       =======      =====       =======      =====

Aesthetics:
   Domestic ........      $ 5,238       17.1%      $ 5,028       18.4%      $ 4,574       13.9%
   International ...        1,227        4.0%        1,325        4.9%        1,199        3.7%
                          -------      -----       -------      -----       -------      -----
Total ..............      $ 6,465       21.1%      $ 6,353       23.3%      $ 5,773       17.6%
                          =======      =====       =======      =====       =======      =====

      During fiscal 2002, we continued to face downturns in our market, which started early in calendar year 2001, and are due to the worldwide economic slowdown and related uncertainties. For several quarters during 2002, we experienced reduced demand for our products as a result of these weakened economic conditions.

      Combined Ophthalmology and Aesthetics Sales

      In 2002, sales increased by 12.3% to $30.6 million from $27.3 million in 2001. Domestic sales, which represented 63.9% of total sales, increased by $3.6 million or 22.2%. The increase in domestic sales was primarily a result of $2.6 million in unit sales improvements, particularly for visible lasers, including sales of the new Millenium EndoLase module to Bausch & Lomb, a $1.2 million increase in unit sales of delivery devices for our ophthalmology products, $0.2 million in increased domestic aesthetic sales and $0.1 million in increased service revenue offset, in part, by $0.5 million in lower average selling prices. International sales, which were 36.1% of total sales, decreased by $0.2 million or 1.8%. The decrease in international sales in 2002 was due mainly to the strength of the U.S. dollar for most of 2002. This made our products cost more in foreign markets, since sales of our products internationally are denominated in U.S. dollars, thereby decreasing international sales by $0.2 million. We face challenges marketing and selling our products in the current difficult economic environment, both domestically and internationally, and expect to continue to face these challenges for the foreseeable future. See "-Factors That May Affect Future Results - Our Business Has Been Adversely Impacted by the Worldwide Economic Slowdown and Related Uncertainties."

      In 2001, sales decreased by 16.9% to $27.3 million from $32.8 million in 2000 primarily as a result of decreased unit sales of our ophthalmology products. Domestic sales which represented 58.7% of total sales, decreased by $5.1 million or 24.3% primarily as a result of weakened economic conditions in the United States of America and $0.2 million due to lower average selling prices for aesthetics products. International sales, which were 41.3% of total net sales, decreased by $0.4 million or 3.7% primarily as a result of the strength of the U.S. dollar. To compensate, we lowered our average selling prices for our ophthalmology products which resulted in $0.5 million less international sales.

      Ophthalmology Sales

      Ophthalmology sales increased in 2002 by $3.2 million or 15.5% to $24.2 million. Domestic ophthalmology sales increased by $3.4 million or 30.5% to $14.3 million. Domestic ophthalmology sales increased during this period mainly as a result of $2.6 million in increased unit sales of visible laser consoles, including the Millenium EndoLase module, $1.2 million in increased unit sales of delivery devices and $0.1 million in increased service revenue offset, in part, by a decrease in average selling prices of $0.5 million. International ophthalmology sales decreased by $0.1 million or 1.0% to $9.8 million. The decrease in international sales was due primarily to a $0.2 million decrease in unit sales of infrared laser consoles, which resulted from the stronger U.S. dollar in 2002, offset by a $0.1 million increase in combined unit sales of visible laser consoles and delivery devices.

      In 2001, ophthalmology sales decreased $6.1 million or 22.7% to $20.9 million. Domestic ophthalmology sales decreased $5.6 million or 33.7% to $11.0 million. International ophthalmology sales decreased by $0.6 million or 5.3% to $9.9 million. The decrease in domestic sales was due primarily to weakened economic conditions in the U.S. In addition, sales of our OcuLight SLx, in particular, were impacted in the United States as a result of uncertainties surrounding reimbursement by the Center for Medicare and Medicaid (CMS) for certain procedures to treat age-related macular degeneration (AMD) using our products. The decrease in international sales included a $0.5 million decrease in average selling prices for our ophthalmology products.

      Aesthetics Sales

      Aesthetics sales increased in 2002 by $0.1 million or 1.8% to $6.5 million. Domestic aesthetics sales increased by $0.2 million or 4.2% to $5.2 million. The increase in domestic aesthetics sales was due mainly to a $0.4 million increase from 2001 to 2002 in unit sales of the Apex 800 laser system which was introduced in July 2001, a $0.1 million increase in unit sales of delivery devices and $0.1 million in increased service revenue offset, in part, by a $0.3 million decrease in unit sales of the DioLite laser and a decrease in average selling prices of $0.1 million. International aesthetics sales decreased by $0.1 million or 7.4% to $1.2 million. Increases in international unit sales of the Apex 800 laser system of $0.2 million and in delivery devices of $0.2 million were offset by a $0.5 million decrease in unit sales of the DioLite 532. We expect that the current economic slowdown will continue to adversely affect sales of our aesthetic products, particularly the Apex 800 laser system, and to a greater extent than sales of our ophthalmology products since aesthetic procedures are typically elective and therefore can be deferred, while ophthalmology procedures are typically not deferred. In addition, the continued political uncertainties in the Middle East and any extended hostilities in Iraq, to the extent these factors affect worldwide economic conditions, may adversely impact our international sales. See "-Factors That May Affect Future Results - Our Business Has Been Adversely Impacted by the Worldwide Economic Slowdown and Related Uncertainties."

      Aesthetics sales increased in 2001 by $0.6 million or 10.0% to $6.4 million. Domestic aesthetics sales increased by $0.5 million or 9.9% to $5.0 million. International aesthetics sales increased $0.1 million or 10.5% to $1.3 million. The overall increase in aesthetics sales in 2001 was due primarily to sales of our Apex 800 laser system, which we introduced in July 2001. Included in the increase in aesthetics sales from 2000 to 2001 was a $0.2 million decrease in domestic average selling prices.

      Gross Profit. Gross profit was $13.6 million in 2002, $13.1 million in 2001 and $18.3 million in 2000. Gross profit represented 44.4% of sales in 2002, 47.9% in 2001 and 55.8% in 2000. Gross profit as a percentage of sales decreased in 2002 by 3.5% as compared to 2001. The decrease in gross profit as a percentage of sales was due primarily to 1.5% for inventory related charges, 1.2% for increased warranty costs related to a change in estimate, 1.6% for lower average selling prices offset, in part, by increased gross margin of 0.4% associated with a reduction in direct inventory costs and 0.3% for increased domestic sales which have a higher gross margin. We intend to continue our efforts to reduce the cost of components and thereby mitigate the impact of price reductions on our gross profit. We believe gross profit in dollars will increase as volumes increase and unit production costs will decrease as costs are engineered out of new products. However, gross margins as a percentage of sales will continue to fluctuate due to changes in the relative proportions of domestic and international sales, the mix of product sales, costs associated with future product introductions and a variety of other factors. See "Factors That May Affect Future Results - Our Operating Results May Fluctuate from Quarter to Quarter."

      Gross profit as a percentage of sales decreased 7.9% in 2001 as compared to 2000. Of this decrease, 2.6% was due to decreased sales volume of the OcuLight SLx, which has a relatively higher gross margin. In addition, fixed manufacturing costs were spread over a lower sales volume and we experienced higher initial production costs of our Apex 800 hair removal laser, which decreased gross profit as a percentage of sales in 2001 as compared to 2000 by 4.1%. We also charged to expense $0.3 million of inventory related to the OcuLight 664 which decreased gross profit by an additional 1.0%.

      Research and Development. Research and development expenses decreased by 10.3% in 2002 to $4.3 million and decreased by 8.7% in 2001 to $4.8 million from $5.3 million in 2000. These expenses were 14.1% of sales in 2002, 17.6% of sales in 2001 and 16.0% of sales in 2000. The decrease in 2002, in absolute dollars, consisted of $0.3 million in reduced personnel spending related to a reduction in force in June 2002, $0.3 million in reduced spending due to the completion of the Apex Hair Removal Laser system in 2001, offset, in part, by a $0.1 million increase in clinical spending. The decrease in research and development expenses in 2002, as a percentage of sales, was due to the decline in expenses in absolute dollars and an increase in the level of sales exceeding the increase in research and development expense. We expect to increase our research and development expenditures in 2003 as we conduct additional development projects with our existing research and development staff. The decrease in 2001, in absolute dollars was primarily due to a reduction of expenses of $0.8 million related to the completion of the Apex 800 and $0.2 million due to cost containment measures, offset in part by a $0.6 million increase in other new project spending. The increase in research and development expenses in 2001, as a percentage of sales, was driven by the decrease in sales which exceeded the decrease in research and development costs.

      Sales, General and Administrative. Sales, general and administrative expenses decreased by 7.8% in 2002 to $9.5 million and decreased by 4.6% in 2001 to $10.3 million from $10.7 million in 2000. These expenses were 30.9% of sales in 2002, 37.6% of sales in 2001 and 32.7% of sales in 2000. The decrease in sales, general and administrative expenses, in absolute dollars, from 2001 to 2002 consisted of reduced marketing and administrative personnel spending of $0.2 million related, in part, to the reduction in force in June 2002, $0.3 million in reduced spending on marketing programs, $0.2 million in reduced insurance spending and $0.1 million of other cost containment actions targeted at non-personnel expenses and resulting in reduced costs. The decrease, as a percentage of net sales, from 2001 to 2002 was attributable to the decline in expenses in absolute dollars and an increase in the level of sales exceeding the increase in sales, general and administrative expense. From 2000 to 2001, sales, general and administrative expenses, in absolute dollars, decreased as a result of $0.2 million in lower commissions, $0.1 million from fewer marketing and administrative personnel and $0.2 million of other cost containment actions. The increase in sales, general and administrative expense, as a percentage of net sales, from 2000 to 2001 was due to the decrease in the level of sales exceeding the decrease in sales, general and administrative expense.

      Other income, net. Other income, net consists primarily of interest income. Interest income was $151,000, $378,000 and $552,000 in 2002, 2001 and
2000, respectively. This income was primarily from interest earned on available-for-sale securities. Interest income decreased in both 2002 and 2001 compared with 2001 and 2000, respectively, because of lower interest rates in 2002 and 2001 and overall lower average cash balances in 2001.

      Income Taxes. In 2002, our effective rate was a benefit of 360% primarily as a result of pretax income nearing zero and the level of tax credits for research and development activities relative to the loss for 2002. Our effective tax rate for 2001 was a benefit of 62% and in 2000 it was 28%. The tax rate for 2001 and 2000 was lower than the Federal and State combined statutory rate of 40% because of certain tax benefits associated with tax-exempt interest on tax preferred securities and with tax credits for research and development activities.

      Discontinued Operations. In April 2001, we discontinued our Laser Research segment. In the first quarter of 2001, we recorded a loss of $893,000 (net of a $542,000 tax benefit). In the fourth quarter of 2001, we adjusted the loss on discontinued operations to $672,000 (net of a $439,000 income tax benefit). Revenues for this segment were $599,000 for 2000. Costs and operating expenses of the Laser Research segment were $132,000 for 2000. Sales, general and administrative costs and indirect costs of manufacturing historically were not allocated to the Laser Research segment.

The Laser Research segment conducted research and development under research grants from the U.S. Federal Government and others. We discontinued our Laser Research activities to better focus available resources on our medical applications and products. The assets of the segment, primarily inventory, were fully reserved and the liabilities were fully paid. The components of the recorded loss were inventory costs of $0.7 million, the loss on operations for the first quarter of 2001 of $0.3 million, estimated sales return costs of $0.2 million, estimated costs for the phase-out period of $0.1 million and purchase order commitments of $0.1 million offset by a tax benefit of $0.5 million. In the fourth quarter of 2001, the accrued loss for the discontinuation of the segment was adjusted to reflect fewer than anticipated product returns.

      Reduction in Force. During the quarter ended June 28, 2002, we reduced our workforce by seventeen positions or approximately 12%. For the three months ended June 28, 2002, we recorded restructuring charges totaling approximately $150,000 that were related primarily to the severance costs associated with the headcount reduction instituted in the second quarter of 2002. The reduction in workforce is expected to reduce employee-related costs by $1.2 million annually going forward.

LIQUIDITY AND CAPITAL RESOURCES

      At December 28, 2002, our primary sources of liquidity included cash and cash equivalents of $9.2 million and available-for-sale securities of $2.3 million, for a total of $11.5 million. In addition, we have available $4.0 million under our unsecured line of credit which bears interest at the bank's prime rate and expires in October 2003. As of December 28, 2002, no borrowings were outstanding under this credit facility. We expect to renew the line of credit in October 2003 assuming that terms continue to be acceptable. We believe that, based on current estimates, our current cash, available-for-sale securities and the credit facility will be sufficient to meet our working capital and capital expenditure requirements at least through the next twelve months. However, we believe that the level of financial resources is a significant competitive factor in our industry, and accordingly we may choose to raise additional capital through debt or equity financing prior to the end of 2003.

      We generated $4,613,000 in cash and cash equivalents during 2002. In 2001, we used $5,385,000 in cash and cash equivalents. In 2000, we generated $353,000.

      Net cash generated by operations in 2002 totaled $2,509,000 as compared with $3,635,000 used in operations in 2001 and $74,000 used in operations in 2000. In 2002, sources of cash included decreases in net inventories of $1,837,000, depreciation of $869,000, increases in accrued expenses of $638,000, decreases in prepaid expenses of $359,000 and net income of $150,000. Uses of cash in 2002 included decreases in accounts payable of $519,000, increases in net accounts receivable of $482,000 and an increase in the deferred tax asset of $343,000. The decrease in inventory and accounts payable was due mainly to implementation of an inventory reduction program. The increase in accrued expenses consisted mainly of $0.4 million for income tax payable, $0.1 million for an increase in accrued warranty and $0.1 million for an accrued liability. The decrease in prepaid expenses consisted primarily of $0.4 million for tax receivable. In 2001, uses of cash included increases in net inventories of $2,841,000, a net loss of $1,273,000, increases in deferred income taxes of $332,000, decreases in accrued expenses of $338,000, decreases in net accounts receivable of $56,000 offset by sources of cash from operations which included depreciation of $859,000, tax benefit of employee stock option plans of $372,000 and decreases in prepaids and other current assets of $206,000. The increase in inventory was due primarily to material purchases associated with the Apex 800 which commenced shipment in July 2001. The increase in deferred income taxes was due primarily to the tax loss generated in 2001. The decrease in accrued expenses resulted primarily from a decrease in accrued payroll. The decrease in accounts payable related to a decreased level of inventory receipts at the end of the year. Prepaid and other current assets decreased due to decreases in accounts payable of $232,000 and decreased prepaid spending on trade shows.

      We generated $1,849,000 for investing activities in 2002. We used $1,991,000 and $133,000 of cash in 2001 and 2000 respectively. Net cash provided by or used in investing activities was primarily due to the sale or purchase and proceeds of available-for-sale securities and the acquisition of fixed assets.

      Net cash provided by financing activities during 2002, 2001 and 2000 was $205,000, $241,000 and $560,000, respectively, which consisted primarily of issuance of stock in connection with our employee stock programs, offset in part by purchase of treasury stock of $115,000 in 2001.

     In December 1998, we instituted a stock repurchase program whereby up to 150,000 shares of our common stock may be repurchased in the open market. We plan to utilize all of the reacquired shares for reissuance in connection with employee stock programs. No shares of our common stock from the open market were purchased during 2000 and 2002. In 2001, we purchased 27,000 shares of our common stock from the open market. As of December 28, 2002 we have repurchased 103,000 shares of common stock.

CRITICAL ACCOUNTING POLICIES

      The preparation of our condensed consolidated financial statements in conformity with United States Generally Accepted Accounting Principles (GAAP) requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, net sales and expenses, and the related disclosures. We base our estimates on historical experience, our knowledge of economic and market factors and various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies are affected by significant estimates, assumptions, and judgments used in the preparation of our condensed consolidated financial statements.

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

      Warranty

      The Company accrues for estimated warranty costs upon shipment of products in accordance with SFAS No. 5, "Accounting for Contingencies." Actual warranty costs incurred have not materially differed from those accrued. The Company's warranty policy is effective for shipped products which are considered defective or fail to meet the product specifications. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowance. Warranty costs are reflected in the income statement as a cost of revenues.

      Sales Returns Allowance and Allowance for Doubtful Accounts

      In the process of preparing financial statements we must make estimates and assumptions that affect the reported amount of assets and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, we must estimate future product returns related to current period product revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowance and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. The provision for sales returns amounted to $0.2 million in 2002. Similarly our management must make estimates of the uncollectibility of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $8.0 million, net of allowance for doubtful accounts of $0.3 million as of December 28, 2002.

Inventories

      Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis which approximates actual cost on a first-in, first-out
(FIFO) method. Lower of cost or market is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors.

      Income Taxes

      Income taxes are accounted for under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Changes in estimate of future levels of taxable income or tax planning strategies could result in the need to provide or increase the valuation allowance against the net deferred tax assets which could materially impact earnings in the period of change.

CONTRACTUAL OBLIGATIONS

      The following table summarizes purchase commitments and minimum rentals due for our facility and other leased assets under long-term, non-cancelable operating leases as of December 28, 2002 (in thousands):

                             Payments Due by Period
                             ----------------------
Contractual
Obligations             Total    Less than 1 Year    1 - 3 Years
                        -----    ----------------    -----------
Operating Leases ...    $ 824          $ 702             $122

Unconditional
Purchase
Obligations* .......    $ 389          $ 389             $  0
                        -----    ----------------    -----------

Total
Contractual
Cash Obligations ...  $ 1,213        $ 1,091            $ 122
                        =====    =================   ===========

*Contractual purchase obligations have varying cancellation terms.

RECENT ACCOUNTING PRONOUNCEMENTS

      In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which eliminates inconsistencies between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 and for transactions occurring after May 15, 2002. We do not expect the adoption of SFAS No. 145 to have a material impact on our financial position or on our results of operations.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" which addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the EITF has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material impact on our financial position or on our results of operations.

      In November 2002, the FASB issued FASB Interpretation No. 45, or FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on our financial position or on our results of operations.

      In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 establishes criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria consider whether the delivered item has standalone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of returns for the delivered items. EITF 00-21 is effective for revenue arrangements entered into in fiscal years beginning June 15, 2003 with early adoption permitted. We do not expect that the adoption of EITF 00-21 to have a material impact on our financial position or on our results of operations.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires prominent disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation in both annual and interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on our financial position or on our results of operations.

      In January 2003, the FASB issued FASB Interpretation No. (FIN) 46 "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities which possess certain characteristics. The Interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This Interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any ownership in any variable interest entities as of December 28, 2002. We will apply the consolidation requirements of FIN 46 in future periods if we should own any interest in any variable interest entity.

FACTORS THAT MAY AFFECT FUTURE RESULTS

      We Rely on Continued Market Acceptance of Our Existing Products and Any Decline in Sales of Our Existing Products Would Adversely Affect our Business and Results of Operations. We currently market visible and infrared light semiconductor-based photocoagulator medical laser systems to the ophthalmic market. We also market a visible and infrared light semiconductor-based photocoagulator medical laser system to the aesthetics market. We believe that continued and increased sales, if any, of these medical laser systems is dependent upon a number of factors including the following:

      - Product performance, features, ease of use, scalability and durability:

      - Recommendations and opinions by ophthalmologists, dermatologists, clinicians, and their associated opinion leaders;

      - Price of our products and prices of competing products and technologies:

      - Availability of competing products, technologies and alternative treatments;

      - Willingness of ophthalmologists and dermatologists to convert to semiconductor-based or infrared laser systems from alternative technologies; and

      - Level of reimbursement for treatments administered with our products.

Any significant decline in market acceptance of our products would have a material adverse effect on our business, results of operations and financial condition.

      We Face Strong Competition in Our Markets and Expect the Level of Competition to Grow in the Foreseeable Future. Competition in the market for devices used for ophthalmic and aesthetic treatments is intense and is expected to increase. This market is also characterized by rapid technological innovation and change and our products could be rendered obsolete as a result of future innovations. Our competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. Our principal competitors in ophthalmology are Lumenis Ltd., Nidek, Inc., Carl Zeiss, Inc., Alcon Inc. and Quantel. All of these companies currently offer a competitive, semiconductor-based laser system in ophthalmology. Our principal competitors in aesthetics are

Lumenis Ltd., Laserscope, Candela Corporation, Altus Medical Inc. and Palomar Medical Technologies, Inc. Some competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. Some companies also have greater name recognition than us and long-standing customer relationships. In addition to other companies that manufacture photocoagulators, we compete with pharmaceuticals, other technologies and other surgical techniques. Some medical companies, academic and research institutions or others may develop new technologies or therapies that are more effective in treating conditions targeted by us or are less expensive than our current or future products. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

      Our Future Success Depends on Our Ability to Develop and Successfully Introduce New Products and Applications. Our current products provide applications in the fields of ophthalmology and aesthetics. We cannot assure you that the market for these applications will continue to generate significant or consistent demand for our products. Demand for our products could be significantly diminished by new technologies or products that replace them or render them obsolete. Our future success is dependent upon, among other factors, our ability to develop, obtain regulatory approval of, manufacture and market new products. In October 2002, we announced the introduction of a number of new products, specifically the OcuLight Symphony multi-wavelength laser delivery system, an expanded EndoProbe product line and a 5 mm Large Spot Slit Lamp Adapter. We also announced the Millenium EndoLase module, which we manufacture to be included in Bausch & Lomb's Millenium Microsurgical system. Successful commercialization of these new products and new applications will require that we effectively transfer production processes from research and development to manufacturing and effectively coordinate with our suppliers. In addition, we must successfully sell and achieve market acceptance of new products and applications and enhanced versions of existing products. The extent of, and rate at which, market acceptance and penetration are achieved by future products, is a function of many variables. These variables include price, safety, efficacy, reliability, marketing and sales efforts, the development of new applications for these products, the availability of third-party reimbursement of procedures using our new products, the existence of competing products and general economic conditions affecting purchasing patterns. Our ability to market and sell new products may also be subject to government regulation, including approval by the United States Food and Drug Administration, or FDA, and foreign government agencies. Any failure in our ability to successfully develop and introduce new products or enhanced versions of existing products and achieve market acceptance of new products and new applications could have a material adverse effect on our operating results and would cause our net revenues to decline.

      Our Business Has Been Adversely Impacted By The Worldwide Economic Slowdown and Related Uncertainties. Weaker economic conditions worldwide, particularly in the U.S., have contributed to the continued slowdown in our business in general. This has resulted in reduced demand for some of our products, particularly in our aesthetics products, such as the Apex 800, excess manufacturing capacity under current market conditions and higher manufacturing overhead costs as a percentage of revenue. Recent political and social turmoil in many parts of the world, including terrorist and military actions, may continue to adversely impact global economic conditions. These political, social and economic conditions and related economic uncertainties are making it very difficult for us, our customers and our distributors to forecast orders and sales of our products and, accordingly, plan future business activities. In addition, the continued political uncertainties in the Middle East and any extended hostilities in Iraq, to the extent these factors affect worldwide economic conditions, may adversely impact out international sales. This level of uncertainty strongly challenges our ability to operate profitably or grow our business. If the economic or market conditions continue or further deteriorate, this may have a material adverse impact on our financial position, results of operation and cash flows.

      If We Cannot Increase Our Sales Volumes, Reduce Our Costs or Introduce Higher Margin Products to Offset Anticipated Reductions in the Average Unit Price of our Products, Our Operating Results May Suffer. We have experienced declines in the average unit price of our products and expect to continue to suffer from declines in the future. The average unit price of our products may decrease in the future in response to changes in product mix, competitive pricing pressures, new product introductions by us or our competitors or other factors. If we are unable to offset the anticipated decrease in our average selling prices by increasing our sales volumes, our net revenues will decline. In addition, to maintain our gross margins, we must continue to reduce the manufacturing cost of our products. Further, should average unit prices of our current products decline, we must develop and introduce new products and product enhancements with higher margins. If we cannot maintain our gross margins, our business could be seriously harmed, particularly if the average selling price of our products decreases significantly without a corresponding increase in sales.

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

      We Depend on Sole Source or Limited Source Suppliers. We rely on third parties to manufacture substantially all of the components used in our products, including optics, laser diodes and crystals. We have some long term or volume purchase agreements with our suppliers and currently purchase components on a purchase order basis. Some of our suppliers and manufacturers are sole or limited source. In addition, some of these suppliers are relatively small private companies that may discontinue their operations at any time. There are risks associated with the use of independent manufacturers, including the following:

      - unavailability of, shortages or limitations on the ability to obtain supplies of components in the quantities that we require;

      - delays in delivery or failure of suppliers to deliver critical components on the dates we require;

      - failure of suppliers to manufacture components to our specifications, and potentially reduced quality; and

      -     inability to obtain components at acceptable prices.

      Our business and operating results may suffer from the lack of alternative sources of supply for critical sole and limited source components. The process of qualifying suppliers is complex, requiring extensive testing and interoperability with our products, and may be lengthy, particularly as new products are introduced. New suppliers would have to be educated in our production processes. In addition, the use of alternate components may require design alterations to our products and additional product testing under FDA and relevant foreign regulator agency guidelines, which may delay sales and increase product costs. Any failures by our vendors to adequately supply limited and sole source components may impair our ability to offer our existing products, delay the submission of new products for regulatory approval and market introduction, materially harm our business and financial condition and cause our stock price to decline. Establishing our own capabilities to manufacture these components would be expensive and could significantly decrease our profit margins. We do not currently intend to manufacture any of these components. Our business and results of operations would be adversely affected if we are unable to continue to obtain components in the quantity and quality desired and at the prices we have budgeted.

      We Depend on International Sales for a Significant Portion of Our Operating Results. We derive and expect to continue to derive a large portion of our revenue from international sales. In 2002, 2001 and 2000, our international sales were $11.1 million, $11.3 million and $11.7 million, or 36.1%, 41.3%, and 35.6%, respectively, of total sales. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. None of our international revenues and costs has been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. The factors stated above could have a material adverse effect on our business, financial condition or results of operations. Our international operations and sales are subject to a number of risks, including:

      -     longer accounts receivable collection periods;

      -     impact of recessions in economies outside of the United States;

      - foreign certification requirements, including continued ability to use the "CE" mark in Europe;

      - reduced or limited protections of intellectual property rights in jurisdictions outside the United States;

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

      Our Operating Results May be Adversely Affected by Changes in Third Party Coverage and Reimbursement Policies and any Uncertainty Regarding Healthcare Reform Measures. Our ophthalmology products are typically purchased by doctors, clinics, hospitals and other users, which bill various third-party payers, such as governmental programs and private insurance plans, for the health care services provided to their patients. Third-party payers are increasingly scrutinizing and challenging the coverage of new products and the level of reimbursement for covered products. Doctors, clinics, hospitals and other users of our products may not obtain adequate reimbursement for use of our products from third-party payers. While we believe that the laser procedures using our products have generally been reimbursed, payers may deny coverage and reimbursement for our products if they determine that the device was not reasonable and necessary for the purpose used, was investigational or was not cost-effective. In addition, third-party payers may not initiate coverage of new procedures using our products for a significant period. For example, in September 2000, the Center for Medicare and Medicaid Services, or CMS, advised that claims for reimbursement for certain AMD procedures, which use our OcuLight SLx laser system, could be submitted for reimbursement, with coverage and payment to be determined by the local medical carriers at their discretion. To date, only two carriers, Noridian Mutual Insurance, which is the CMS Part B Carrier for Alaska, Arizona, Colorado, Hawaii, Iowa, Nevada, North Dakota, Oregon, South Dakota, Washington and Wyoming, as well as Cigna, which is the carrier for North Carolina, Tennessee and Idaho, have made coverage decisions approving the use of the Transpupillary Thermotherapy, or TTT protocol for the treatment of wet AMD. No other carriers have approved reimbursement of such AMD procedures using the OcuLight SLx and domestic sales of the OcuLight SLx laser system continue to be limited until more local medical carriers reimburse for performing such AMD procedures or until CMS advises that claims foe these procedures may be submitted directly to CMS at the national level.

      Changes in government legislation or regulation or in private third-party payers' policies toward reimbursement for procedures employing our products may prohibit adequate reimbursement. There have been a number of legislative and regulatory proposals to change the healthcare system, reduce the costs of healthcare and change medical reimbursement policies. Doctors, clinics, hospitals and other users of our products may decline to purchase our products to the extent there is uncertainty regarding reimbursement of medical procedures using our products and any healthcare reform measures. Further proposed legislation, regulation and policy changes affecting third-party reimbursement are likely. We are unable to predict what legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation may have on us. However, denial of coverage and reimbursement for our products would have a material adverse effect on our business, results of operations and financial condition.

      We are Dependent on the Successful Outcome of Clinical Trials of Our Products and New Applications using our Products. Our success will depend in part on the successful outcome of clinical trials of our products and new applications using our products. Clinical trials are long, expensive and uncertain processes. We are currently supporting several ongoing clinical trials including, for example, the TTT4CNV clinical trial. The TTT4CNV clinical trial is a multi-center, prospective, placebo-controlled, randomized trial conducted at 22 centers in the United States. This clinical trial is a post marketing study performed within the FDA cleared indications of the OcuLight SLx and is being conducted to determine whether TTT laser treatment using our OcuLight SLx infrared laser system and Large Spot Slit Lamp Adapter can reduce the risk of vision loss for patients with wet age-related macular degeneration (AMD) compared to sham treated eyes. In order to successfully commercialize the use of our OcuLight SLx for TTT procedures, we must be able to, among other things, demonstrate with substantial evidence from well-controlled clinical trials where TTT procedures using the OcuLight SLx product fits within the treatment regimen of wet AMD. This process may take a number of years. In March 2003, we announced that the Executive Committee for the TTT4CNV clinical trial accepted the recommendations of the independent Data and Safety Monitoring Committee that an adequate number of patients were enrolled to detect a clinically relevant difference between outcomes in TTT-treated eyes and patients not being treated. We cannot assure you that results from the TTT4CNV clinical trial will prove to be successful. If the future results of the TTT4CNV clinical trial or any other clinical trial regarding our products fails to validate the safety and effectiveness of treatments using our products, our ability to generate revenues from new products or new applications using our products would be adversely affected and our business would be harmed.

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

      - Changes in demand for our existing line of aesthetic and ophthalmic products;

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

      Our expense levels are based, in part, on expected future sales. If sales levels in a particular quarter do not meet expectations, we may be unable to adjust operating expenses quickly enough to compensate for the shortfall of sales, and our results of operations may be adversely affected. In addition, we have historically made a significant portion of each quarter's product shipments near the end of the quarter. If that pattern continues, any delays in shipment of products could have a material adverse effect on results of operations for such quarter. Due to these and other factors, we believe that quarter to quarter and year to year comparisons of our past operating results may not be meaningful. You should not rely on our results for any quarter or year as an indication of our future performance. Our operating results in future quarters and years may be below public market analysts' expectations, which would likely cause the price of our common stock to fall.

     We Rely on Our Direct Sales Force and Network of International Distributors to Sell Our Products and any Failure to Maintain our Direct Sales Force and Distributor Relationships Could Harm Our Business. Our ability to sell our products and generate revenue depends upon our direct sales force within the United States and relationships with independent distributors outside the United States. As of December 28, 2002, our direct sales force consisted of 15 employees and we maintained relationships with 66 independent distributors internationally selling our products into 107 countries. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are entirely dependent on the efforts of these third parties. If any distributor breaches or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products in that exclusive sales territory would be adversely affected.

      We do not have any long-term employment contracts with the members of our direct sales force. We may be unable to replace our direct sales force personnel with individuals of equivalent technical expertise and qualifications, which may limit our revenues and our ability to maintain market share. The loss of the services of these key personnel would harm our business. Similarly, our distributorship agreements are generally terminable at will by either party and distributors may terminate their relationships with us, which would affect our international sales and results of operations.

      We Depend on Collaborative Relationships to Develop, Introduce and Market New Products, Product Enhancements and New Applications. We have entered into collaborative relationships with academic medical centers and physicians in connection with the research and development and clinical testing of new products. We plan to collaborate with third parties to develop and commercialize existing and new products. In October 2002, we announced our collaboration with Bausch & Lomb to design and manufacture a solid-state green wavelength (532 nm) laser photocoagulator module, called the Millenium EndoLase module. The Millenium EndoLase module is designed to be a component of Bausch & Lomb's ophthalmic surgical suite product offering and is not expected to be sold as a stand-alone product. Sales of the Millenium EndoLase module are dependent upon the actual order rate from and shipment rate to Bausch & Lomb, which depends on the efforts of our partner and is beyond our control. We cannot assure you that our relationship with Bausch & Lomb will result in sales of our Millenium EndoLase module, if at all. Our collaborators may not pursue further development and commercialization of products resulting from collaborations with us or may not devote sufficient resources to the marketing and sale of such products. Additionally, our reliance on others for clinical development, manufacturing and distribution of our products may result in unforeseen problems. Further, our collaborative partners may develop or pursue alternative technologies either on their own or in collaboration with others. If a collaborator elects to terminate its agreement with us, our ability to develop, introduce, market and sell the product may be significantly impaired and we may be forced to discontinue the product resulting from the collaboration altogether. We may not be able to negotiate alternative collaborative agreements on acceptable terms, if at all. The failure of any current or future collaboration efforts could have a material adverse effect on our ability to introduce new products or applications and therefore could have a material adverse effect on our business, results of operations and financial condition.

      We Rely on Patents and Other Proprietary Rights to Protect our Intellectual Property and Business. Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued thirteen United States patents and one foreign patent on the technologies related to our products and processes. We have approximately seven pending patent applications in the United States and six foreign pending patent applications that have been filed. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.

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

      The laser and medical device industry is characterized by frequent litigation regarding patent and other intellectual property rights. Companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. Numerous patents are held by others, including academic institutions and our competitors. Until recently, patent applications were maintained in secrecy in the United States until the patents issued. Patent applications filed in the United States after November 2000 generally will be published eighteen months after the filing date. However, since patent applications continue to be maintained in secrecy for at least some period of time, both within the United States and with regards to international patent applications, we cannot assure you that our technology does not infringe any patents or patent applications held by third parties. We have, from time to time, been notified of, or have otherwise been made aware of claims that we may be infringing upon patents or other proprietary intellectual property owned by others. If it appears necessary or desirable, we may seek licenses under such patents or proprietary intellectual property. Although patent holders commonly offer such licenses, licenses under such patents or intellectual property may not be offered or the terms of any offered licenses may not be reasonable.

      Any claims, with or without merit and regardless of whether we are successful on the merits, would be time-consuming, result in costly litigation and diversion of technical and management personnel, cause shipment delays or require us to develop noninfringing technology or to enter into royalty or licensing agreements. An adverse determination in a judicial or administrative proceeding and failure to obtain necessary licenses or develop alternate technologies could prevent us from manufacturing and selling our products, which would have a material adverse effect on our business, results of operations and financial condition.

      We Are Subject To Government Regulation Which May Cause Us to Delay or Withdraw the Introduction of New Products or New Applications for Our Products. The medical devices that we market and manufacture are subject to extensive regulation by the FDA and foreign governments. Under the Federal Food, Drug and Cosmetic Act and the related regulations, the FDA regulates the design, development, clinical testing, manufacture, labeling, sale, distribution and promotion of medical devices. Before a new device can be introduced into the market, the product must undergo rigorous testing and an extensive regulatory approval process implemented by the FDA under federal law. A device manufacturer must obtain market clearance through either the 510(k) premarket notification process or the lengthier premarket approval, or PMA, application process. Depending upon the type, complexity and novelty of the device and the nature of the disease or disorder to be treated, the FDA approval process can take several years, require extensive clinical testing and result in significant expenditures. Even if regulatory approval is obtained, later discovery of previously unknown safety issues may result in restrictions on the product, including withdrawal of the product from the market. Other countries also have extensive regulations regarding clinical trials and testing prior to new product introductions. Our failure to obtain government approvals or any delays in receipt of such approvals would have a material adverse effect on our business, results of operations and financial condition.

      The FDA imposes additional regulations on manufacturers of approved medical devices. We are required to comply with the applicable FDA good manufacturing practice regulations, which include quality control and quality assurance requirements, as well as maintenance of records and documentation. Our manufacturing facilities are subject to ongoing periodic inspections by the FDA and corresponding state agencies, including unannounced inspections, and must be licensed as part of the product approval process before being utilized for commercial manufacturing. Noncompliance with the applicable requirements, can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, withdrawal of marketing approvals, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device we manufacture or distribute. Any of these actions by the FDA would materially and adversely affect our ability to continue operating our business and the results of our operations.

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

      If Product Liability Claims are Successfully Asserted Against Us, We may Incur Substantial Liabilities That May Adversely Affect Our Business or Results of Operations. We may be subject to product liability claims in the future. Our products are highly complex and are used to treat extremely delicate eye tissue and skin conditions on and near a patient's face. Although we maintain product liability insurance with coverage limits of $11.0 million per occurrence and an annual aggregate maximum of $12.0 million, our coverage from our insurance policies may not be adequate. Product liability insurance is expensive. We might not be able to obtain product liability insurance in the future on acceptable terms or in sufficient amounts to protect us, if at all. A successful claim brought against us in excess of our insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

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

      If We Fail to Manage Growth Effectively, Our Business Could Be Disrupted Which Could Harm Our Operating Results. We have experienced, and may continue to experience, growth in our business. We have made and, although we are currently in a global economic downturn, expect to continue to make significant investments to enable our future growth through, among other things, new product development and clinical trial results for new applications and products. We must also be prepared to expand our workforce and to train, motivate and manage additional employees as the need for additional personnel arises. Our personnel, systems, procedures and controls may not be adequate to support our future operations. Any failure to effectively manage future growth could have a material adverse effect on our business, results of operations and financial condition.

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

      Our Stock Price Has Been and May Continue to be Volatile and an Investment in Our Common Stock Could Suffer a Decline in Value. The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. We receive only limited attention by securities analyst and may experience an imbalance between supply and demand for our common stock resulting from low trading volumes. In addition, the stock market has experienced extreme volatility in the last few years that has often been unrelated to the performance of particular companies. These broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

      Interest Rate Risk. We are subject to interest rate risks on cash and cash equivalents, available-for-sale marketable securities and any future financing requirements. Interest rate risks related to marketable securities are managed by managing maturities in our marketable securities portfolio. We have no long-term debt as of December 28, 2002.

      The fair value of our investment portfolio or related income would not be significantly impacted by changes in interest rates since the marketable securities maturities do not exceed fiscal year 2003 and the interest rates are primarily fixed.

QUALITATIVE DISCLOSURES

      Interest Rate Risk. Our primary interest rate risk exposures relate to:

      - The available-for-sale securities will fall in value if market interest rates increase.

      - The impact of interest rate movements on our ability to obtain adequate financing to fund future operations.

      We have the ability to hold at least a portion of the fixed income investments until maturity and therefore would not expect the operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on its short and long-term marketable securities portfolio.

      Management evaluates its financial position on an ongoing basis.

      Currency Rate Risk.

      We do not hedge any balance sheet exposures against future movements in foreign exchange rates. The exposure related to currency rate movements would not have a material impact on future net income or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Our consolidated balance sheets as of December 28, 2002 and December 29, 2001 and the consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 28, 2002, together with the related notes and the report of PricewaterhouseCoopers LLP, independent accountants, are on the following pages. Additional required financial information is described in Item 14.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of IRIDEX Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity, of cash flows and of comprehensive income (loss) present fairly, in all material respects, the financial position of IRIDEX Corporation and its Subsidiaries (the "Company") at December 28, 2002 and December 29, 2001 and the results of their operations, their cash flows and comprehensive income (loss) for each of the three years in the period ended December 28, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index under 15(a)(2) on page 65 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP


San Jose, California
January 27, 2003


                               IRIDEX CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                            DECEMBER 28,     DECEMBER 29,
                                    ASSETS                                      2002             2001
                                                                              --------         --------
Current assets:
   Cash and cash equivalents .........................................        $  9,186         $  4,613
   Available-for-sale securities .....................................           2,356            4,489
   Accounts receivable, net of allowance for doubtful accounts of
   $262 in 2002 and $318 in 2001 .....................................           8,037            7,555
   Inventories, net ..................................................          10,725           12,562
   Prepaids and other current assets .................................             751            1,110
                                                                              --------         --------
        Total current assets .........................................          31,055           30,329
   Property and equipment, net .......................................             950            1,535
   Deferred income taxes .............................................           2,267            1,924
                                                                              --------         --------
        Total assets .................................................        $ 34,272         $ 33,788
                                                                              ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..................................................        $    657         $  1,176
   Accrued expenses ..................................................           3,417            2,779
                                                                              --------         --------
        Total liabilities ............................................           4,074            3,955
                                                                              --------         --------
Commitments and contingencies (Note 5)

Stockholders' Equity
   Convertible Preferred Stock, $.01 par value:
        Authorized:  2,000,000 shares;
        Issued and outstanding:  none ................................              --               --
   Common Stock, $.01 par value:
        Authorized:  30,000,000 shares;
        Issued and outstanding:  6,905,998 shares in 2002 and
        6,815,672 shares in 2001 .....................................              70               69
   Additional paid-in capital ........................................          23,631           23,417
   Accumulated other comprehensive income ............................               3                3
   Treasury Stock, at cost
       Outstanding: 103,000 shares in 2002 and 2001 ..................            (430)            (430)
   Retained earnings .................................................           6,924            6,774
                                                                              --------         --------
        Total stockholders' equity ...................................          30,198           29,833
                                                                              --------         --------
               Total liabilities and stockholders'equity .............        $ 34,272         $ 33,788
                                                                              ========         ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               IRIDEX CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             YEAR ENDED        YEAR ENDED       YEAR ENDED
                                                             DECEMBER 28,      DECEMBER 29,     DECEMBER 30,
                                                                 2002             2001             2000
                                                               --------         --------         --------
Sales .................................................        $ 30,634         $ 27,275         $ 32,838
Cost of sales .........................................          17,046           14,205           14,506
                                                               --------         --------         --------
     Gross profit .....................................          13,588           13,070           18,332
                                                               --------         --------         --------

Operating expenses:
   Research and development ...........................           4,315            4,808            5,265
   Sales, general and administrative ..................           9,454           10,251           10,747
                                                               --------         --------         --------
     Total operating expenses .........................          13,769           15,059           16,012
                                                               --------         --------         --------
     Income (loss) from operations ....................            (181)          (1,989)           2,320
Interest income .......................................             151              378              552
Other income (expense), net ...........................             (29)              48               17
                                                               --------         --------         --------
     Income (loss) before income taxes ................             (59)          (1,563)           2,889
Benefit from (provision for) income taxes .............             209              962             (809)
                                                               --------         --------         --------
     Income (loss) from continuing operations .........             150             (601)           2,080
     Income (loss) from operations of discontinued
     Laser Research segment (net of applicable
     income tax benefit (provision) of $0, $124 and
     $(131), respectively in 2002, 2001 and 2000)  ....               0             (204)             336
     Income (loss) on disposal of Laser Research
     segment, (net of applicable income tax benefit
     of $0, $315 and $0, respectively in 2002, 2001
     and 2000) ........................................               0             (468)               0
                                                               --------         --------         --------
Net income (loss) .....................................        $    150         $ (1,273)        $  2,416
                                                               ========         ========         ========

Basic net income (loss) per share:
Continuing operations .................................        $   0.02         $  (0.09)        $   0.31

Discontinued operations ...............................            0.00            (0.10)            0.05
                                                               --------         --------         --------
Basic net income (loss) per common share ..............        $   0.02         $  (0.19)        $   0.36
                                                               ========         ========         ========

Diluted net income (loss) per share:
Continuing operations .................................        $   0.02         $  (0.09)        $   0.29

Discontinued operations ...............................            0.00            (0.10)            0.04
                                                               --------         --------         --------
Diluted net income (loss) per common share ............        $   0.02         $  (0.19)        $   0.33
                                                               ========         ========         ========

Shares used in net income (loss) per common share
basic calculations ....................................           6,870            6,757            6,637
                                                               ========         ========         ========

Shares used in net income (loss) per common share
diluted calculations ..................................           6,928            6,757            7,285
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

                               IRIDEX CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           Accumulated
                                                                                              Other
                                         Common Stock         Additional                  Comprehensive
                                   -----------------------      Paid-in      Treasury        Income        Retained
                                     Shares       Amount        Capital        Stock         (Loss)        Earnings         Total
                                   ----------   ----------    ----------    ----------     ----------     ----------     ----------
Balances, January 1, 2000 ......    6,540,358   $       66    $   22,124    $     (315)    $       (2)    $    5,631     $   27,504
Issuance of Common Stock
   under Stock Option  Plan ....      120,173            1           317                                                        318

Issuance of Common Stock
      under Employee Stock
      Purchase Plan ............       40,331                        242                                                        242
Stock compensation expense .....                                       8                                                          8
   Change in unrealized gains on
   available-for-sale
   securities ..................                                                                   12                            12
Net income .....................                                                                               2,416          2,416
                                   ----------   ----------    ----------    ----------     ----------     ----------     ----------
Balances, December 30, 2000 ....    6,700,862           67        22,691          (315)            10          8,047         30,500
Issuance of Common Stock
   under Stock Option Plan .....       74,942            1            99                                                        100

Issuance of Common Stock
   under Employee Stock
   Purchase Plan ...............       66,868            1           255                                                        256
Purchase of Treasury Stock .....      (27,000)                                    (115)                                        (115)
Tax Benefit of Employee Stock
   Option Plan .................                                     372                                                        372
Change in unrealized gains on
   available-for-sale
   securities ..................                                                                   (7)                           (7)
Net loss .......................                                                                              (1,273)        (1,273)
                                   ----------   ----------    ----------    ----------     ----------     ----------     ----------
Balances, December 29,2001 .....    6,815,672           69        23,417          (430)             3          6,774         29,833
Issuance of Common Stock
   under Stock Option Plan .....       36,930                         78                                                         78

Issuance of Common Stock
   under Employee Stock
   Purchase Plan ...............       53,396            1           126                                                        127
Tax Benefit of Employee Stock
   Option Plan .................                                      10                                                         10
 Change in unrealized gains on
   available-for-sale
   securities ..................                                                                   --
Net income .....................                                                                                 150            150
                                   ----------   ----------    ----------    ----------     ----------     ----------     ----------
Balances, December 28, 2002 ....    6,905,998   $       70    $   23,631    $     (430)    $        3     $    6,924     $   30,198
                                   ==========   ==========    ==========    ==========     ==========     ==========     ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                               IRIDEX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                         YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                         DECEMBER 28,    DECEMBER 29,    DECEMBER 30,
                                                                             2002            2001            2000
                                                                           -------         -------         -------
Cash flows from operating activities:
    Net income (loss) .............................................        $   150         $(1,273)        $ 2,416
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Depreciation and amortization .............................            869             859             893
        Tax benefit of employee stock option plan .................             10             372              --
        Stock compensation expense ................................             --              --               8
        Provision for doubtful accounts ...........................            (56)           (163)            131
        Provision for inventories .................................            125             322             285
        Deferred income taxes .....................................           (343)           (332)            (74)
        Changes in assets and liabilities:
           Accounts receivable ....................................           (426)            107              74
           Inventories ............................................          1,712          (3,163)         (2,750)
           Prepaids and other current assets ......................            359             206            (323)
           Accounts payable .......................................           (519)           (232)            280
           Accrued expenses .......................................            638            (338)         (1,014)
                                                                           -------         -------         -------
           Net cash provided by (used in) operating activities ....          2,519          (3,635)            (74)
                                                                           -------         -------         -------

Cash flows from investing activities:
    Purchases of available-for-sale securities ....................         (2,356)         (4,489)         (3,856)
    Proceeds from maturity of available-for-sale securities .......          4,489           2,989           4,375
    Acquisition of property and equipment .........................           (284)           (491)           (652)
                                                                           -------         -------         -------
           Net cash provided by (used in) investing activities ....          1,849          (1,991)           (133)
                                                                           -------         -------         -------

Cash flows from financing activities:
        Purchase of treasury stock ................................             --            (115)             --
        Issuance of common stock under stock purchase and
          option plans ............................................            205             356             560
                                                                           -------         -------         -------
           Net cash provided by financing activities ..............            205             241             560
                                                                           -------         -------         -------
             Net increase (decrease) in cash and cash equivalents..          4,573          (5,385)            353
Cash and cash equivalents, beginning of year ......................          4,613           9,998           9,645
                                                                           -------         -------         -------

Cash and cash equivalents, end of year ............................        $ 9,186         $ 4,613         $ 9,998
                                                                           =======         =======         =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Income taxes ..............................................        $     8         $    12         $ 2,244
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
    Change in unrealized gains (losses) on available-
      for-sale securities .........................................        $    --         $    (7)        $    12

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               IRIDEX CORPORATION
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)

                                                          YEAR ENDED       YEAR ENDED        YEAR ENDED
                                                          DECEMBER 28,     DECEMBER 29,      DECEMBER 30,
                                                              2002             2001              2000
                                                            -------          -------           -------
Net income (loss) ................................          $   150          $(1,273)          $ 2,416
Other comprehensive income (loss):
     Changes in unrealized gains (losses) on
          available-for-sale securities ..........               --               (7)               12
                                                            -------          -------           -------

Comprehensive income (loss) ......................          $   150          $(1,280)          $ 2,428
                                                            =======          =======           =======


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               IRIDEX CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      BUSINESS OF THE COMPANY

        Description of Business

        IRIDEX Corporation is a leading worldwide provider of semiconductor-based laser systems used to treat eye diseases in ophthalmology and skin lesions in aesthetics.

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

        Available-for-Sale Securities

        All marketable securities as of December 28, 2002 and December 29, 2001 are considered to be available-for-sale and therefore are carried at fair value. Available-for-sale securities are classified as current assets when they have scheduled maturities of less than one year. Available-for-sale securities are classified as non current assets when they have scheduled maturities of more than one year. Unrealized holding gains and losses on such securities are reported net of related taxes as a separate component of stockholders' equity until realized. Realized gains and losses on sales of all such securities are reported in interest and other income and are computed using the specific identification cost method.

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

        Warranty

        The Company accrues for estimated warranty costs upon shipment of products in accordance with SFAS No. 5, "Accounting for Contingencies." Actual warranty costs incurred have not materially differed from those accrued. The Company's warranty policy is effective for shipped products which are considered defective or fail to meet the product specifications. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowance. Warranty costs are reflected in the income statement as a cost of revenues. A reconciliation of the changes in the Company's warranty liability for the year ending December 28, 2002 follows (in thousands):


Balance at the beginning of the year              $ 582

Accruals for warranties issued during the year      463

Settlements made in kind during the year           (249)
                                                   ----
Balance at the end of the year                    $ 796
                                                   ====

        Research and Development

        Research and development expenditures are charged to operations as incurred.

        Advertising

        We expense advertising costs as they are incurred. Advertising expenses for 2002, 2001 and 2000 were $242,000, $408,000 and $478,000, respectively.

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

        The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees, or in Conjunction with Selling Goods and Services." Stock-based compensation expense related to stock options granted to non-employees is recognized on a straight line basis as the stock options are earned. The stock-based compensation expense will fluctuate as the deemed fair market value of the common stock fluctuates. There were no equity instruments issued to non-employees in 2002, 2001 and 2000.

        The following table provides a reconciliation of net income to pro forma net loss as if the fair value method had been applied to all awards (in thousands, except per share data):

                                             Year Ended         Year Ended        Year Ended
                                             December 28,       December 29,      December 30,
                                                2002               2001              2000
                                             ------------       ------------      ------------
Net income (loss), as reported                 $   150           $ (1,273)          $ 2,416

Add: Total stock based compensation expense
determined under fair value based method for
all awards                                        (438)              (727)             (776)
                                             ------------        -----------     -------------

Pro forma net loss                             $  (288)          $ (2,000)          $ 1,640
                                             ============        ===========     =============
Basic net income (loss) per share:

As reported                                    $  0.02           $  (0.19)          $  0.36
                                             ============        ===========     =============
Pro forma                                      $ (0.04)          $  (0.30)          $  0.25
                                             ============        ===========     =============
Diluted net income (loss) per share:

As reported                                    $  0.02           $  (0.19)          $  0.33
                                             ============        ===========     =============
Pro forma                                      $ (0.04)          $  (0.30)          $  0.23
                                             ============        ===========     =============

        Concentration of Credit Risk and Other Risks and Uncertainties

        Our cash and cash equivalents are deposited in demand and money market accounts of three financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and therefore, bear minimal risk.

        We market our products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letter of credit. Management performs ongoing credit evaluations of our customers and maintains an allowance for potential credit losses. Historically, we have not experienced any significant losses related to individual customers or group of customers in any particular geographic area. For the years ended December 28, 2002, December 29, 2001 and December 30, 2000 no customer accounted for greater than 10% of revenue. As of December 28, 2002, one customer accounted for 11% of accounts receivable. As of December 29, 2001 and December 30, 2000 no customer accounted for more than 10% of accounts receivable.

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

        Reclassification

        Certain prior year amounts have been reclassified to conform to the current year's presentation. These reclassifications had no impact on prior year stockholders' equity or results of operations. In addition, as a result of IRIDEX's disposal of it's Laser Research segment in 2001, the Company's previously reported consolidated financial statements for 2001 and 2000 have been reclassified to present the discontinued Laser Research segment operations separate from continuing operations. (See Note 12.)

        Fiscal Year

        Our fiscal year covers a 52 or 53 week period and ends on the Saturday nearest December 31. Fiscal year 2000, 2001 and 2002 all included 52 weeks.

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

        Recent Accounting Pronouncements

        In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which eliminates inconsistencies between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 and for transactions occurring after May 15, 2002. We do not expect the adoption of SFAS No. 145 to have a material impact on our financial position or on our results of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" which addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the EITF has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material impact on our financial position or on our results of operations.

        In November 2002, the FASB issued FASB Interpretation No. 45, or FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on our financial position or on our results of operations.

        In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 establishes criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria consider whether the delivered item has standalone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of returns for the delivered items. EITF 00-21 is effective for revenue arrangements entered into in fiscal years beginning June 15, 2003 with early adoption permitted. We do not expect that the adoption of EITF 00-21 to have a material impact on our financial position or on our results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires prominent disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation in both annual and interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on our financial position or on our results of operations.

        In January 2003, the FASB issued FASB Interpretation No. (FIN) 46 "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities which possess certain characteristics. The Interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This Interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any ownership in any variable interest entities as of December 28, 2002. We will apply the consolidation requirements of FIN 46 in future periods if we should own any interest in any variable interest entity.

3.      BALANCE SHEET DETAIL

        Available-for-sale securities (in thousands):

                                                                        UNREALIZED       ESTIMATED         MATURITY
                                                           COST            GAINS        FAIR VALUE           DATES
                                                          ------        ----------      ----------       ------------
As of December 28, 2002, available-for-sale
    securities consisted of the following:

Corporate notes ................................          $1,430          $    2           1,432         4/03 - 12/03
Foreign debt securities ........................             523               1             524             3/03
Government agencies ............................             400                             400             1/03
                                                          ------          ------          ------
 Total .........................................          $2,353          $    3          $2,356
                                                          ======          ======          ======

As of December 29, 2001, available-for-sale securities consisted of the following:

Government agencies ............................          $4,486          $    3           4,489         1/02 - 7/02


There were no realized capital gains or losses recognized in 2002, 2001 and 2000.

                                                                          DECEMBER 28,   DECEMBER 29,
                                                                              2002           2001
                                                                            -------        -------
                                                                                (IN THOUSANDS)
Inventories:
   Raw materials and work in process...................................     $ 6,511        $ 8,078
   Finished goods......................................................       4,214          4,484
                                                                            -------        -------
      Total inventories................................................     $10,725        $12,562
                                                                            =======        =======

Property and Equipment:
   Equipment...........................................................     $ 3,306        $ 3,202
   Leasehold improvements..............................................       1,872          1,872
   Less: accumulated depreciation and amortization.....................      (4,228)        (3,539)
                                                                            -------        -------
      Property and equipment, net......................................     $   950        $ 1,535
                                                                            =======        =======

Accrued Expenses:
   Accrued payroll, vacation and related expenses......................     $   824        $   870
   Accrued warranty....................................................         796            582
   Income taxes payable................................................         425              -
   Sales and use tax payable...........................................         325            266
   Deferred revenue....................................................         393            329
   Other accrued expenses..............................................         654            732
                                                                            -------        -------
      Total accrued expenses...........................................     $ 3,417        $ 2,779
                                                                            =======        =======

4.      BANK BORROWINGS

        We have a revolving line of credit agreement with a bank expiring on October 5, 2003, which provides for borrowings of up to $4.0 million at the bank's prime rate (4.25% at December 28, 2002). The agreement contains restrictive covenants including prohibiting payment of dividends without the bank's prior consent. There were no borrowings against the credit line at December 28, 2002.

5.      COMMITMENTS AND CONTINGENCIES

        Lease Agreements

        We lease our operating facilities under a noncancelable operating lease. The lease, which expired in 2002, was renewed for two years. Rent expense, net of sublease income, totaled $642,000, $498,000 and $289,000 for the years ended December 28, 2002, December 29, 2001 and December 30, 2000 respectively. Rental income related to a facility sublease was $0, $11,000 and $262,000 for the years ended December 28, 2002, December 29, 2001 and December 30, 2000, respectively.

        Future minimum lease payments under current operating leases at December 28, 2002 are summarized as follows (in thousands):

   Fiscal Year      Operating Lease Payments
   -----------      ------------------------
       2003                   702
       2004                   122
                            -----
                             $824
                            =====

        License Agreements

        The Company is obligated to pay royalties equivalent to 5% and 7.5% of sales on certain products under certain license agreements. Royalty expense was $105,000, $85,000 and $21,000 for the years ended December 28, 2002, December 29, 2001 and December 30, 2000, respectively.

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

6.      STOCKHOLDERS' EQUITY

        CONVERTIBLE PREFERRED STOCK

        Our Articles of Incorporation authorize 2,000,000 shares of undesignated preferred stock. Preferred Stock may be issued from time to time in one or more series. As of December 28, 2002, we had no preferred stock issued and outstanding.

        TREASURY STOCK

        In December 1998, we instituted a stock repurchase program whereby up to 150,000 shares of our Common Stock may be repurchased in the open market. We plan to utilize all of the reacquired shares for reissuance in connection with our employee stock programs. In 2000 and 2002, no shares of Common Stock were repurchased. In 2001, we repurchased 27,000 shares of Common Stock for $115,000. As of December 28, 2002 we have repurchased 103,000 shares of common stock.

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

        1995 Employee Stock Purchase Plan

        Our 1995 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors in October 1995. The total number of shares of common stock reserved for issuance under the Purchase Plan at December 28, 2002 were 370,000. The Purchase Plan permits eligible employees (including officers and employee directors) to purchase Common Stock through payroll deductions, which may not exceed 10% of an employee's compensation. No employee may purchase more than $25,000 worth of stock in any calendar year or more than 1,000 shares of Common Stock in any twelve-month period. The price of shares purchased under the Purchase Plan is 85% of the lower of the fair market value of the Common Stock at the beginning of the offering period or the end of the offering period. The Purchase Plan will terminate in 2005, unless terminated sooner by the Board of Directors.

        Information with respect to activity under these option plans are set forth below (in thousands except share and per share data):

                                                                  OUTSTANDING OPTIONS
                                           ------------------------------------------------------------------
                                            SHARES
                                           AVAILABLE          NUMBER            AGGREGATE    WEIGHTED AVERAGE
                                           FOR GRANT         OF SHARES            PRICE       EXERCISE PRICE
                                           ---------         ---------         -----------   ----------------
Balances, January 1, 2000 .......           189,665          1,407,193         $    6,076         $ 4.31
  Additional shares reserved ....           260,000                 --                 --             --
  Options granted ...............          (384,700)           384,700              3,570           9.28
  Options exercised .............                             (120,173)              (318)          2.64
  Options cancelled .............           (82,560)
  Options terminated ............           181,407           (181,407)            (1,036)          5.71
                                            -------          ---------         ----------

Balances, December 30, 2000 .....           163,812          1,490,313         $    8,292         $ 5.56
  Additional shares reserved ....           290,000                 --                 --             --
  Options granted ...............          (368,050)           368,050              1,512           4.11
  Options exercised .............                              (74,942)              (100)          1.61
  Options cancelled .............           (29,068)
  Options terminated ............           126,604           (126,604)              (873)          7.07
                                            -------          ---------         ----------

Balances, December 29, 2001 .....           183,298          1,656,817         $    8,831         $ 5.34
  Additional shares reserved ....           300,000                 --                 --             --
  Options granted ...............          (229,400)           229,400                858           3.74
  Options exercised .............                              (36,930)               (78)          2.08
  Options cancelled .............            (2,575)
  Options terminated ............           148,424           (148,424)              (924)          6.23
                                            -------          ---------         ----------
Balances, December 28, 2002 .....           399,747          1,700,863         $    8,687         $ 5.11
                                            =======          =========         ==========

        The following table summarizes information with respect to stock options outstanding at December 28, 2002:

                                      OPTIONS OUTSTANDING                    OPTIONS EXERCISEABLE
                          ------------------------------------------      -------------------------
                                       WEIGHTED AVERAGE
                                           REMAINING
                                          CONTRACTUAL       WEIGHTED                       WEIGHTED
   RANGE OF                 NUMBER           LIFE            AVERAGE        NUMBER          AVERAGE
   EXERCISE               OUTSTANDING                       EXERCISE      EXERCISABLE      EXERCISE
    PRICES                AT 12/28/02       (YEARS)           PRICE       AT 12/28/02        PRICE
    ------                -----------       -------           -----       -----------      --------
$1.00 -  $3.50              286,808           6.70          $  2.58         114,996        $  1.25
$3.71 -  $3.71              177,800           8.56             3.71          62,977           3.71
$3.90 -  $3.94               15,500           8.43             3.90           1,944           3.91
$4.00 -  $4.00              430,535           4.76             4.00         426,999           4.00
$4.01 -  $4.88              186,370           7.09             4.36         127,039           4.38
$5.00 -  $5.75              210,925           6.48             5.40         138,256           5.51
$6.25 -  $8.88              189,500           5.33             8.25         172,989           8.24
$9.00 -  $10.50             172,425           7.29             9.23         124,176           9.20
$12.19 -  $12.75             23,500           7.50            12.55           7,929          12.38
$14.88 -  $14.88              7,500           3.50            14.88           7,500          14.88
                          ---------                                       ---------

$1.00  -  $14.88          1,700,863           6.34             5.11       1,184,805           5.22
                          =========                                       =========

        The following table summarizes information with respect to stock options outstanding at December 29, 2001:

                                      OPTIONS OUTSTANDING                    OPTIONS EXERCISEABLE
                          ------------------------------------------      -------------------------
                                       WEIGHTED AVERAGE
                                           REMAINING        WEIGHTED                       WEIGHTED
   RANGE OF                 NUMBER        CONTRACTUAL        AVERAGE        NUMBER          AVERAGE
   EXERCISE               OUTSTANDING        LIFE           EXERCISE      EXERCISABLE      EXERCISE
    PRICES                AT 12/29/01       (YEARS)           PRICE       AT 12/29/01        PRICE
    ------                -----------       -------           -----       -----------      --------
$0.16 -  $2.00              136,549           2.90          $  1.17         136,549        $  1.17
$3.71 -  $3.71              203,800           9.55             3.71               0           0.00
$3.90 -  $3.94               23,000           8.63             3.91           6,132           4.00
$4.00 -  $4.00              457,086           5.77             4.00         387,425           4.00
$4.03 -  $4.88              199,357           8.08             4.35          78,321           4.42
$5.00 -  $5.75              178,925           6.99             5.46         110,825           5.55
$6.25 -  $8.88              203,500           6.47             8.27         150,603           8.23
$9.00 -  $9.25              189,600           8.29             9.09          80,246           9.10
$9.50 -  $12.75              57,500           8.66            11.18          14,828          10.92
$14.88 -  $14.88              7,500           4.50            14.88           7,500          14.88
                          ---------                                       ---------

$0.16  -  $14.88          1,656,817           6.92             5.34         972,249           5.08
                          =========                                       =========

        At December 29, 2001 and December 30, 2000 options to purchase 972,249 and 762,123 shares of Common Stock were exercisable at weighted average exercise prices of $5.08 and $4.29, respectively.

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

        The fair value of each option grant has been estimated on the date of grant using the Black-Scholes multiple option pricing model with the following weighted average assumptions:

                                                 2002                      2001                      2000
                                         GROUP A      GROUP B      GROUP A      GROUP B      GROUP A      GROUP B
                                         -------      -------      -------      -------      -------      -------
Risk-free Interest Rates .............    4.38%        4.38%        4.45%        4.40%        6.00%        6.19%
Expected Life from Date of Vesting ...    4 yrs.       2 yrs.       3 yrs.       2 yrs.       3 yrs.       2 yrs.
Volatility ...........................    0.84         0.84         0.90         0.90         0.78         0.78
Dividend Yield .......................      --           --           --           --           --           --

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

        The weighted average grant-date fair value per share of those options granted in 2002, 2001 and 2000 was $2.48, $2.82 and $5.96, respectively.

        We have also estimated the fair value for the purchase rights issued under our 1995 Employee Stock Purchase Plan, under the Black-Scholes valuation model using the following assumptions for 2001, 2000 and 1999:

                                         2002          2001             2000
                                    -----------     -----------     -----------
Risk-free Interest Rates ...           2.01%           4.63%           5.67%
Expected Life ..............           0.5 year        0.5 year        0.5 year
Volatility .................           0.85            0.90            0.78
Dividend Yield .............             --              --              --

        The weighted average grant-date fair value per share of those purchase rights granted in 2002, 2001 and 2000 was $1.31, $2.11 and $2.94, respectively.

7.      EMPLOYEE BENEFIT PLAN

        We have a plan known as the IRIS Medical Instruments 401(k) trust to provide retirement benefits through the deferred salary deductions for substantially all employees. Employees may contribute up to 15% of their annual compensation to the plan, limited to a maximum amount set by the Internal Revenue Service. The plan also provides for Company contributions at the discretion of the Board of Directors. On April 1, 2000 the Company commenced a Company match for the 401(k) in the amount of 50% of employee contributions up to an annual maximum of $1,000 per year. The Company contributions totaled $98,000 in 2002 and $99,000 in 2001. No contributions were made in fiscal 2000.

8.      INCOME TAXES

        The provision for income taxes includes:

                                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  DECEMBER 28,   DECEMBER 29,   DECEMBER 30,
                                                      2002           2001           2000
                                                  ------------   ------------   ------------
                                                                (IN THOUSANDS)
Current:
   Federal ..................................        $ 121          $(750)         $ 855
   State ....................................            5             --             28
                                                     -----          -----          -----
                                                       126           (750)           883
                                                     -----          -----          -----
Deferred:
   Federal ..................................         (231)          (184)           (96)
   State ....................................         (104)           (28)            22
                                                     -----          -----          -----
                                                      (335)          (212)           (74)
                                                     -----          -----          -----

     Income tax (benefit) provision .........        $(209)         $(962)         $ 809
                                                     =====          =====          =====

        The Company's effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

                                                             YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                            DECEMBER 28,    DECEMBER 29,    DECEMBER 30,
                                                                2002           2001            2000
                                                            ------------    ------------    ------------
Income tax provision (benefit) at statutory rate .....          (34%)          (34%)            34%
State income taxes, net of federal benefit ...........           (6%)           (5%)             6%
Tax exempt interest ..................................            0%            (3%)            (3%)
Nondeductible permanent differences ..................           56%             4%              0%
Research and development credits .....................         (377%)          (28%)           (10%)
Other ................................................            1%             4%              1%
                                                               ----           ----            ----
Effective tax rate ...................................         (360%)          (62%)            28%
                                                               ====           ====            ====

        The tax effect of temporary differences and carry-forwards that give rise to significant portions of the net deferred tax assets are presented below (in thousands):

                                                          DECEMBER 28,     DECEMBER 29,
                                                             2002             2001
                                                            ------           ------
Fixed assets ......................................         $  547           $  304
Accrued liabilities ...............................            414              419
Allowance for excess and obsolete inventories .....            366              287
Research credit ...................................            603              437
State tax .........................................              1                1
Allowance for doubtful accounts ...................            104              127
Other .............................................            232              349
                                                            ------           ------
Net deferred tax asset ............................         $2,267           $1,924
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

        In the years ended December 28, 2002, December 29, 2001 and December 30, 2000, no customer individually accounted for more than 10% of our revenue.

        Revenue information shown in thousands by geographic region is as follows:

                              DECEMBER 28,    DECEMBER 29,    DECEMBER 30,
                                  2002            2001            2000
                                -------         -------         -------
United States .........         $19,564         $16,004         $21,133
Europe ................           5,429           5,530           5,475
Rest of Americas ......             833             809           1,283
Asia/Pacific Rim ......           4,808           4,932           4,947
                                -------         -------         -------
                                $30,634         $27,275         $32,838
                                =======         =======         =======

        Revenues are attributed to countries based on location of customers.

        In the years ended December 28, 2002, December 29, 2001 and December 30, 2000, no country individually accounted for more than 10% of our sales, except for the United States, which accounted for 63.9% of sales in 2002, 58.7% in 2001 and 64.4% in 2000.

        Information on reportable segments for the three years ended December 28, 2002, December 29, 2001 and December 30, 2000 is as follows:

                   YEAR ENDED DECEMBER 28, 2002            YEAR ENDED DECEMBER 29, 2001            YEAR ENDED DECEMBER 30, 2000
               -------------------------------------   -------------------------------------   -------------------------------------
               Ophthalmology   Aesthetics              Ophthalmology   Aesthetics              Ophthalmology   Aesthetics
                  Medical       Medical                   Medical       Medical                   Medical       Medical
                  Devices       Devices      Total        Devices       Devices      Total        Devices       Devices      Total
               -------------   ----------   --------   -------------   ----------   --------   -------------   -----------  --------
Sales .......     $ 24,169     $  6,465     $ 30,634      $ 20,922     $  6,353     $ 27,275      $ 27,065     $  5,773     $ 32,838

Direct Cost
of Goods Sold        7,917        2,844       10,761         6,772        2,595        9,367         7,796        2,051        9,847
                  --------     --------     --------      --------     --------     --------      --------     --------     --------

Direct Gross
Margin ......       16,252        3,621       19,873        14,150        3,758       17,908        19,269        3,722       22,991

Total
Unallocated
Costs .......           --           --       20,054            --           --       19,897            --           --       20,671

Income(loss)
from
operations ..                               $   (181)                               $ (1,989)                               $  2,320

        Indirect costs of manufacturing, research and development and selling, general and administrative costs are not allocated to the segments.

        The Company's assets and liabilities are not evaluated on a segment basis. Accordingly, no disclosure on segment assets and liabilities is provided.

10.     COMPUTATION OF NET INCOME PER COMMON SHARE AND PER DILUTED COMMON SHARE

        A reconciliation of the numerator and denominator of net income (loss) per common share and diluted net income (loss) per common share is provided as follows (in thousands, except per share amounts):

                                                                            YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                                            DECEMBER 28,   DECEMBER 29,   DECEMBER 30,
                                                                               2002           2001           2000
                                                                              ------        -------         ------
Income (loss) from continuing operations...........................           $  150        $  (601)        $2,080
Income (loss) from discontinued operations.........................                0           (672)           336
                                                                              ------        -------         ------
Net income (loss)..................................................           $  150        $(1,273)        $2,416
                                                                              ======        =======         ======
Denominator--Net income (loss) per common share
     Weighted average common stock outstanding.....................            6,870          6,757          6,637
                                                                              ======        =======         ======
Basic income (loss) per common share continuing operations.........           $ 0.02        $ (0.09)        $ 0.31
Basic income (loss) per common share discontinued operations.......                0          (0.10)          0.05
                                                                              ------        -------         ------
Net income (loss) per common share.................................           $ 0.02        $ (0.19)        $ 0.36
                                                                              ======        =======         ======

Diluted income (loss) per common share continuing operations.......           $ 0.02        $ (0.09)        $ 0.29
Diluted income (loss) per common share discontinuing operations....                0          (0.10)          0.04
                                                                              ------        -------         ------
Diluted net income (loss) per common share.........................           $ 0.02        $ (0.19)        $ 0.33
                                                                              ======        =======         ======
     Weighted average common stock outstanding.....................            6,870          6,757          6,637
Effect of dilutive securities
     Weighted average common stock options.........................               58             --            648
                                                                              ------        -------         ------
Total weighted average stock and options outstanding...............            6,928          6,757          7,285
                                                                              ======        =======         ======

        In 2002 and 2000, there were 1,296,391 and 62,930 outstanding options to purchase shares, respectively, at a weighted average exercise price of $5.97 and $9.82 per share, respectively, that were not included in the computation of diluted net income (loss) per common share since, in each case, the exercise price of the options exceeded the market price of the common stock. In 2001, there were 1,656,817 options outstanding at a weighted average exercise price of $5.34 per share that were not included in the computation of dilutive net loss per common share because their effect was anti-dilutive. These options could dilute earnings per share in future periods.

11.     SELECTED QUARTERLY FINANCIAL DATA, (UNAUDITED)

                                                                                                     QUARTER
                                                                               ---------------------------------------------------
                                                                                FIRST         SECOND           THIRD        FOURTH
                                                                               -------       ---------       ---------      ------
                                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                               ---------------------------------------------------
Year Ended December 28, 2002
  Sales .................................................................      $ 6,963       $   7,433       $   6,717      $9,521
  Gross profit ..........................................................      $ 3,085       $   3,121       $   3,012      $4,370
  Net income (loss) .....................................................      $  (207)      $    (447)      $     206      $  598
  Net income (loss) per common share ....................................      $ (0.03)      $   (0.07)      $    0.03      $ 0.09
  Diluted net income (loss) per common share ............................      $ (0.03)      $   (0.07)      $    0.03      $ 0.09

Year Ended December 29, 2001
  Sales .................................................................      $ 5,735       $   7,088       $   6,750      $7,702
  Gross profit ..........................................................      $ 2,363       $   3,697       $   3,498      $3,512
  Income (loss) from continuing operations ..............................      $  (924)      $      11       $     171      $  141
  Income (loss) from discontinued operations ............................      $  (893)      $    0.00       $    0.00      $  221
  Net income (loss) .....................................................      $(1,817)      $      11       $     171      $  362
  Net income (loss) per common share ....................................      $ (0.27)      $    0.00       $    0.03      $ 0.05
  Diluted income (loss) from continuing operations per common share .....      $ (0.14)      $    0.00       $    0.02      $ 0.02
  Diluted income (loss) from discontinued operations per common share ...      $ (0.13)      $    0.00       $    0.00      $ 0.03
  Diluted net income (loss) per common share ............................      $ (0.27)      $    0.00       $    0.02      $ 0.05

12.     DISCONTINUED OPERATIONS

        In April 2001, we discontinued our Laser Research segment. In the first quarter of 2001, we recorded a loss of $893,000 (net of a $542,000 tax benefit). In the fourth quarter of 2001, we adjusted the loss on discontinued operations to $672,000 (net of a $439,000 income tax benefit). There were no revenues, costs or operating expenses for the Laser Research segment in 2002 or 2001. Sales, general and administrative costs and indirect costs of manufacturing historically were not allocated to the Laser Research segment.

        The Laser Research segment conducted research and development under research grants from the U.S. Federal Government and others. We discontinued our Laser Research activities to better focus available resources on our medical applications and products. The assets of the segment, primarily inventory, were fully reserved and the liabilities were fully paid. The components of the recorded loss were inventory costs of $0.7 million, the loss on operations for the first quarter of 2001 of $0.3 million, estimated sales return costs of $0.2 million, estimated costs for the phase-out period of $0.1 million and purchase order commitments of $0.1 million offset by a tax benefit of $0.5 million. In the fourth quarter of 2001, the accrued loss for the discontinuation of the segment was adjusted to reflect fewer than anticipated product returns.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

        Certain information required by Part III has been omitted from this Form 10-K. This information is instead incorporated by reference to our definitive Proxy Statement for our 2003 Annual Meeting of Stockholders , which we will file within 120 days after the end of our fiscal year pursuant to Regulation 14A in time for our Annual Meeting of Stockholders to be held June 4, 2003.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding our directors is incorporated by reference to "Election of Directors--Nominees" in our Proxy Statement for our 2003 Annual Meeting of Stockholders. The information concerning our current executive officers is incorporated by reference to "Executive Officers" in our Proxy Statement for our 2003 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to "Executive Compensation" in our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated by reference to "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated by reference to "Certain Relationships and Related Transactions" in our Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        Within 90 days prior to the filing date of this Annual Report on Form 10-K (the "Evaluation Date"), our President and Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer and Vice president, Administration, who is our principal financial officer, performed an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15(d)-14(c) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer and Vice President, Administration concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that material information about IRIDEX Corporation and our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report was being prepared.

CHANGES IN INTERNAL CONTROLS

        There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                           PAGE IN
                                                                                          FORM 10-K
                                                                                           REPORT
                                                                                           ------
(a)         The following  documents are filed in Part II of this Annual Report on Form 10-K:

            1.  FINANCIAL STATEMENTS
                Report of Independent Accountants ......................................    41
                Consolidated Balance Sheets as of December 28, 2002 and
                  December 29, 2001 ....................................................    42
                Consolidated  Statements  of  Operations  for the  years  ended
                  December 28, 2002, December 29, 2001 and December 30, 2000 ...........    43
                Consolidated  Statements of Stockholders'  Equity for the years
                  ended December 28, 2002, December 29, 2001 and December 30, 2000 .....    44
                Consolidated Statements of Cash Flows for the years ended
                  December 28, 2002, December 29, 2001 and December 30, 2000 ...........    45
                Consolidated  Statements of Comprehensive Income (Loss) for the
                  years ended  December 28, 2002,  December 29, 2001 and
                  December 30, 2000 ....................................................    46
                Notes to Consolidated Financial Statements .............................    47
            2.  FINANCIAL STATEMENT SCHEDULE
                The following financial statement schedule of IRIDEX Corporation for the years ended December 28, 2002, December 29, 2001 and
            December 30, 2000 is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of
            IRIDEX Corporation.
                        Schedule II - Valuation and Qualifying Accounts ................    67

        Other schedules have been omitted because they are either not required, not applicable, or the required information is included in the consolidated financial statements or notes thereto.

         3. EXHIBITS

            Exhibits    Exhibit Title
             3.1(1)     Amended and Restated Certificate of Incorporation of Registrant
             3.2(2)     Amended and Restated Bylaws of Registrant.
            10.1(1)     Form of Indemnification Agreement with directors and officers.
            10.2(1)     1995 Employee Stock Purchase Plan, as amended and form of agreement thereunder.
            10.3(1)     1995 Director Option Plan and form of agreement thereunder.
            10.4(1)     1995 Profit Sharing Plan
            10.5(1)     Third Restated Registration Rights Agreement dated as of
                        October 27, 1995 by and among Registrant and certain
                        individuals and entities named therein.
            10.6        Lease Agreement dated December 6, 1996 by and between
                        Zappettini Investment Co. and the Registrant, as amended.

            Exhibits    Exhibit Title
            10.7(3)     1998 Stock Option Plan, as amended
            21.1(1)     Subsidiaries of Registrant.
            23.1        Consent of PricewaterhouseCoopers LLP, Independent Accountants.
            24.1        Power of Attorney (See page 68).
            99.1        Certification of Chief Executive Officer and Chief
                        Financial Officer pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002.

           -------------------
             (1)    Incorporated by reference to the Exhibits filed with the
                    Registration Statement on Form SB-2 (No. 333-00320-LA) which was declared effective on February 15, 1996.

             (2) Incorporated by reference to the Exhibits in Registrant's Report on Form 10-Q for the quarter ended
                    October 3, 1998.

             (3) Incorporated by reference to the Exhibits in Registrant's Proxy Statement for the Company's 1998
                    Annual Meeting of Stockholders which was filed April 30, 1998.


(B)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the fourth quarter of 2002.

 TRADEMARK ACKNOWLEDGMENTS

        IRIDEX, the IRIDEX logo, IRIS Medical, OcuLight, SmartKey, EndoProbe and Apex are our registered trademarks. IRIDERM, G-Probe, DioPexy, DioVet, TruFocus, TrueCW, UltraView, DioLite 532, Long Pulse, MicroPulse Scanlite Scanner, ColdTip Handpiece, Varispot Handpiece and Easy Fit product names are our trademarks. All other trademarks or trade names appearing in the Form 10-K are the property of their respective owners.

                                                                     SCHEDULE II

                       IRIDEX CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                    BALANCE AT    CHARGED TO                 BALANCE
                                   BEGINNING OF   COSTS AND                 AT END OF
        DESCRIPTION                 THE PERIOD    EXPENSES    DEDUCTIONS   THE PERIOD
--------------------------------   ------------   ----------  ----------   ----------
Balance for the year ended
December 30, 2000:
        Allowance for doubtful
        accounts receivable            $396        $ 131         $(46)        $ 481
        Provision for inventory        $374        $ 285         $ --         $ 659
Balance for the year ended
December 29, 2001:
        Allowance for doubtful
        accounts receivable            $481        $(163)        $ --         $ 318
        Provision for inventory        $659        $ 322         $ --         $ 981
Balance for the year ended
December 28, 2002:
        Allowance for doubtful
        accounts receivable            $318        $ (56)        $ --         $ 262
        Provision for inventory        $981        $ 125         $ --         $1,106

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on 28th day of March, 2003.

                                     IRIDEX CORPORATION

                                     By:    /s/ Theodore A. Boutacoff
                                         ---------------------------------------
                                            Theodore A. Boutacoff
                                            President, Chief Executive Officer,
                                            and Director

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Theodore A. Boutacoff and Robert Kamenski, jointly and severally, their attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign on behalf of the undersigned any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and each of the undersigned does hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


   /s/ Theodore A. Boutacoff           President, Chief Executive Officer, and      March 28, 2003
----------------------------------     Director (Principal Executive Officer)
    (Theodore A. Boutacoff)


      /s/ Robert Kamenski              Chief Financial Officer and Vice             March 28, 2003
----------------------------------     President, Administration (Principal
       (Robert Kamenski)               Financial and Accounting Officer)


     /s/ James L. Donovan              Vice President, Corporate Business           March 28, 2003
----------------------------------     Development and Director
      (James L. Donovan)


    /s/ Robert K. Anderson             Director                                     March 28, 2003
----------------------------------
     (Robert K. Anderson)


     /s/ Donald L. Hammond             Director                                     March 28, 2003
----------------------------------
      (Donald L. Hammond)


      /s/ Joshua Makower               Director                                     March 28, 2003
----------------------------------
       (Joshua Makower)


       /s/ John M. Nehra               Chairman of the Board                        March 28, 2003
----------------------------------
        (John M. Nehra)


      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                                  PURSUANT TO
    SECTION 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 AS ADOPTED
                                   PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Theodore A. Boutacoff, certify that:

        1.      I have reviewed this annual report on Form 10-K of IRIDEX
                Corporation;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                   By: /s/  THEODORE A. BOUTACOFF

                                   ----------------------------------
                                   Name:  Theodore A. Boutacoff
                                   Title: President and Chief Executive Officer (Principal Executive Officer)

I, Robert Kamenski, certify that:

        1.      I have reviewed this annual report on Form 10-K of IRIDEX
                Corporation;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                    By: /s/  ROBERT KAMENSKI

                                    ----------------------------------
                                    Name:  Robert Kamenski
                                    Title:  Chief Financial Officer and Vice
                                              President, Administration
                                    (Principal Financial and Accounting Officer)

                                Index to Exhibits


        Exhibits         Exhibit Title

          3.1(1) Amended and Restated Certificate of Incorporation of Registrant

          3.2(2)         Amended and Restated Bylaws of Registrant.

         10.1(1) Form of Indemnification Agreement with directors and officers.

         10.2(1) 1995 Employee Stock Purchase Plan, as amended and form of agreement thereunder.

         10.3(1) 1995 Director Option Plan and form of agreement thereunder.

         10.4(1)         1995 Profit Sharing Plan

         10.5(1) Third Restated Registration Rights Agreement dated as of October 27, 1995 by and among Registrant and certain individuals and entities named therein.

         10.6 Lease Agreement dated December 6, 1996 by and between Zappettini Investment Co. and the Registrant, as amended.

         10.7(3)         1998 Stock Option Plan, as amended

         21.1(1)         Subsidiaries of Registrant.

         23.1            Consent of PricewaterhouseCoopers LLP, Independent
                         Accountants.

         24.1            Power of Attorney (See page 68).

         99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




        (1) Incorporated by reference to the Exhibits filed with the Registration Statement on Form SB-2 (No. 333-00320-LA) which was declared effective on February 15, 1996.

        (2) Incorporated by reference to the Exhibits in Registrant's Report on Form 10-Q for the quarter ended October 3, 1998.

        (3) Incorporated by reference to the Exhibits in Registrant's Proxy Statement for the Company's 1998 Annual Meeting of Stockholders which was filed April 30, 1998.