Form 10-Q
period 2003-03-29
IRIDEX CORP
filed 2003-05-13
CIK 1006045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  March  29,  2003

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

                              (1) Yes   [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

The number of shares of common stock, $.01 par value, issued and outstanding as of May 6, 2003 was 6,919,285.

                               IRIDEX CORPORATION

                                TABLE OF CONTENTS

                                                                                       Page
                                                                                       ----

PART I.      FINANCIAL INFORMATION

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

             Condensed Consolidated Balance Sheets as of March 29, 2003
             and December 28, 2002                                                       3

             Condensed Consolidated Statements of Operations for the three months
             ended March 29, 2003 and March 30, 2002                                     4

             Condensed Consolidated Statements of Cash Flows for the three months
             ended March 29, 2003 and March 30, 2002                                     5

             Condensed Consolidated Statements of Comprehensive Income (Loss) for the
             three months ended March 29, 2003  and March 30, 2002                       6

             Notes to Condensed Consolidated Financial Statements                        7

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS                                                  12

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                 26

ITEM 4.      CONTROLS AND PROCEDURES                                                    27

PART II.     OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS                                                          28

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS                                  28

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES                                            28

ITEM 4.      SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                          28

ITEM 5.      OTHER INFORMATION                                                          28

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                           28

SIGNATURE                                                                               29

CERTIFICATION UNDER SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002                    29

PART I.  FINANCIAL INFORMATION

Item  1.  Condensed  Consolidated  Financial  Statements
--------------------------------------------------------



                               IRIDEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                MARCH 29,     DECEMBER 28,
                                               ------------  --------------
                                                   2003           2002
                                               ------------  --------------
                                               (unaudited)

                         ASSETS
                         ------
Current assets:
 Cash and cash equivalents. . . . . . . . . . .$    11,888   $       9,186
 Available-for-sale securities. . . . . . . . .      1,418           2,356
 Accounts receivable, net . . . . . . . . . . .      6,385           8,037
 Inventories. . . . . . . . . . . . . . . . . .     10,616          10,725
 Prepaids and other current assets. . . . . . .      1,130             751
                                               ------------  --------------
   Total current assets . . . . . . . . . . . .     31,437          31,055
 Property and equipment, net. . . . . . . . . .        828             950
 Deferred income taxes. . . . . . . . . . . . .      2,267           2,267
                                               ------------  --------------
   Total assets . . . . . . . . . . . . . . . .$    34,532   $      34,272
                                               ============  ==============

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
Current liabilities:
 Accounts payable . . . . . . . . . . . . . . .$       996   $         657
 Accrued expenses . . . . . . . . . . . . . .        3,401           3,417
                                               ------------  --------------
   Total liabilities. . . . . . . . . . . . .        4,397           4,074
                                               ------------  --------------
Stockholders' equity:
 Common stock . . . . . . . . . . . . . . . . . . .     70              70
 Additional paid-in capital. . . . . . . . . .      23,652          23,631
 Accumulated other comprehensive income. . . .           1               3
 Treasury stock. . . . . . . . . . . . . . . .        (430)           (430)
 Retained earnings . . . . . . . . . . . . . .       6,842           6,924
                                               ------------  --------------
   Total stockholders' equity  . . . . . . . .      30,135          30,198
                                               ------------  --------------
   Total liabilities and stockholders' equity  $    34,532   $      34,272
                                               ============  ==============

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   IRIDEX CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                      (UNAUDITED)


                                                                  THREE MONTHS ENDED
                                                                MARCH 29,    MARCH 30,
                                                                  2003         2002
                                                               -----------  -----------
Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    7,226   $    6,963
Cost of sales . . . . . . . . . . . . . . . . . . . . . . . .       3,988        3,878
                                                               -----------  -----------
      Gross Profit. . . . . . . . . . . . . . . . . . . . . .       3,238        3,085
                                                               -----------  -----------

Operating expenses:
 Research and development . . . . . . . . . . . . . . . . . .         950        1,145
 Sales, general and administrative. . . . . . . . . . . . . .       2,464        2,287
                                                               -----------  -----------
Total operating expenses. . . . . . . . . . . . . . . . . . .       3,414        3,432
                                                               -----------  -----------

Loss from operations. . . . . . . . . . . . . . . . . . . . .        (176)        (347)
    Interest and other income, net. . . . . . . . . . . . . .          54           43
                                                               -----------  -----------
Loss before benefit from income taxes . . . . . . . . . . . .        (122)        (304)
      Benefit from income taxes . . . . . . . . . . . . . . .          40           97
                                                               -----------  -----------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . .  $      (82)  $     (207)
                                                               ===========  ===========

Basic and diluted net loss per share. . . . . . . . . . . . .  $   ( 0.01)  $   ( 0.03)
                                                               ===========  ===========

Shares used in computing basic and diluted net loss per share       6,913        6,838
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

                                          IRIDEX CORPORATION
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (IN THOUSANDS)
                                              (UNAUDITED)


                                                                                 THREE MONTHS ENDED
                                                                               MARCH 29,    MARCH 30,
                                                                                 2003         2002
                                                                              -----------  -----------
Cash flows from operating activities:
 Net loss                                                                     $      (82)  $     (207)
 Adjustments to reconcile net income loss to net cash
    provided by (used in) operating activities:
   Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . .        202          226
   Provision for inventories. . . . . . . . . . . . . . . . . . . . . . . . .         (2)          10
   Provision for doubtful accounts. . . . . . . . . . . . . . . . . . . . . .         (1)          (4)
   Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .          -           (8)
   Changes in operating assets and liabilities:
     Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . .       1,652          131
     Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         111          191
     Prepaids and other current assets . . . . . . . . . . . . . . . . . . .        (379)         (99)
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .         339         (578)
     Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .         (16)        (477)
                                                                              -----------  -----------
   Net cash provided by (used in) operating activities . . . . . . . . . . .       1,824         (815)
                                                                              -----------  -----------

Cash flows from investing activities:
 Proceeds from maturity of available-for-sale securities . . . . . . . . . .         937        2,059
 Acquisition of property and equipment . . . . . . . . . . . . . . . . . . .         (80)        (109)
                                                                              -----------  -----------
   Net cash provided by investing activities . . . . . . . . . . . . . . . .         857        1,950
                                                                              -----------  -----------

Cash flows from financing activities:
 Issuance of common stock. . . . . . . . . . . . . . . . . . . . . . . . . .          21          108
                                                                              -----------  -----------
   Net cash provided by financing activities . . . . . . . . . . . . . . . .          21          108
                                                                              -----------  -----------
     Net increase in cash and cash equivalents . . . . . . . . . . . . . . .       2,702        1,243

Cash and cash equivalents at beginning of period . . . . . . . . . . . . . .       9,186        4,613
                                                                              -----------  -----------

Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . .  $   11,888   $    5,856
                                                                              ===========  ===========

      SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
        Change in unrealized losses on available-for-sale securities . . . .  $       (1)  $       (2)

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IRIDEX CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                    THREE MONTHS ENDED
                                   MARCH 29,    MARCH 30,
                                     2003         2002
                                  -----------  -----------
Net loss                          $      (82)  $     (207)
Other comprehensive loss:
 Change in unrealized loss on
   available-for-sale securities          (1)          (2)
                                  -----------  -----------

Comprehensive loss                $      (83)  $     (209)
                                  ===========  ===========

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IRIDEX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of IRIDEX Corporation have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.

     The condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 28, 2003. The results of operations for the three month period ended March 29, 2003 is not necessarily indicative of the results for the year ending January 3, 2004 or any future interim period.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company's significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 28, 2002 which was filed with the Securities and Exchange Commission on March 28, 2003. The Company's significant accounting policies have not materially changed as of March 29, 2003.

3.   WARRANTY

     The Company accrues for an estimated warranty cost upon shipment of products in accordance with SFAS No. 5, "Accounting for Contingencies." Actual warranty costs incurred have not materially differed from those accrued. The Company's warranty policy is effective for shipped products which are considered defective or fail to meet the product specifications. Warranty costs are reflected in the income statement as a cost of sales. A reconciliation of the changes in the Company's warranty liability for the three months ending March 29, 2003 follows (in thousands):

Balance at the beginning of the quarter            $ 796
Accruals for warranties issued during the quarter    440
Settlements made in kind during the quarter         (555)
                                                   ------
Balance at the end of the quarter                  $ 681
                                                   ======

4.   ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"("APB 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148 "Accounting for Stock - Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123."

     Under APB 25, compensation expense for grants to employees is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the option's exercise price. SFAS 123 defines a "fair value" based method of accounting for an employee stock option or similar equity investment. The pro forma disclosure of the difference between compensation expense included in net loss and the related cost measured by the fair value method is presented in the table at the end of this note. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees, or in Conjunction with Selling Goods and Services." Stock-based compensation expense related to stock options granted to non-employees is recognized on a straight line basis as the stock options are earned. The stock-based compensation expense will fluctuate as the deemed fair market value of the common stock fluctuates. There were no equity instruments issued to non-employees during the three months ended March 29, 2003. To comply with the pro forma reporting requirements of SFAS 123, compensation cost is also estimated for the fair value of Employee Stock Purchase Plan ("ESPP") issuances, which are included in the pro forma totals below.

     The following table provides a reconciliation of net loss to pro forma net loss as if the fair value method, pursuant to SFAS 123, had been applied to all employee awards (in thousands, except per share data):

                                                   Three Months Ended    Three Months Ended
                                                     March 29, 2003        March 30, 2002
Net loss, as reported                             $               (82)  $              (207)

Less:  Total stock based compensation expense                    (114)                 (176)
                                                  --------------------  --------------------
determined under fair value based method for all
awards to employees

Pro forma net loss                                $              (196)  $              (383)
                                                  ====================  ====================

Basic net loss per share:

As reported                                       $             (0.01)  $             (0.03)
                                                  ====================  ====================

Pro forma                                         $             (0.03)  $             (0.06)
                                                  ====================  ====================

Diluted net loss per share:

As reported                                       $             (0.01)  $             (0.03)
                                                  ====================  ====================

Pro forma                                         $             (0.03)  $             (0.06)
                                                  ====================  ====================

     The determination of fair value of all options granted by the Company includes assumptions on expected volatility, risk free interest rate, expected term and expected dividends.

4.   INVENTORIES:

     Inventories are stated at the lower of cost or market. Cost is based on actual sales computed on a first in, first out basis. The components of inventories consist of the following (in thousands):

                                     MARCH 29,    DECEMBER 28,
                                        2003          2002
                                    ------------  -------------
                                     (unaudited)
Raw materials and work in progress  $      6,214  $       6,511
Finished goods . . . . . . . . . .         4,402          4,214
                                    ------------  -------------
Total inventories. . . . . . . . .  $     10,616  $      10,725
                                    ============  =============

5.   COMPUTATIONS OF NET LOSS PER COMMON SHARE

     Basic and diluted net loss per share are computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock if their effect is anti-dilutive. Potential common stock consists of incremental common shares issuable upon the exercise of stock options. Basic and diluted net loss per share are equivalent for all periods presented due to the Company's net loss position.

      During the three months ended March 29, 2003 and March 30, 2002, options to purchase 1,713,563 and 654,678 shares of common stock at weighted average exercise prices of $5.26 and $7.98 per share were outstanding, but were not included in the computations of diluted net loss per common share because it would have an antidilutive effect. These options could dilute earnings per share in future periods.

6.  BUSINESS  SEGMENTS

     We operate in two reportable segments: the ophthalmology medical device segment and the aesthetics medical device segment. In both segments, we develop, manufacture and market medical devices. Our revenues arise from the sale of consoles, delivery devices, disposables and service and support activities.

     Information on reportable segments for the three months ended March 29, 2003 and March 30, 2002 is as follows (in thousands):

                Three Months Ended March 29, 2003      Three Months Ended March 30, 2002
                          (unaudited)                           (unaudited)
               Ophthalmology   Aesthetics    Total    Ophthalmology   Aesthetics    Total
                  Medical        Medical                 Medical        Medical
                  Devices        Devices                 Devices        Devices
Sales          $        5,724  $     1,502  $ 7,226   $        5,078  $     1,885  $ 6,963

Direct Cost             1,966          706    2,672            1,672          874    2,546
of Goods
Sold

Direct Gross            3,758          796    4,554            3,406        1,011    4,417
Margin

Total
Unallocated
Costs                                        (4,676)                                (4,721)
                                            --------                               --------

Pre-tax  loss                                  (122)                                  (304)
                                            ========                               ========

     Indirect costs of manufacturing, research and development, and selling, general and administrative costs are not allocated to the segments.

     The Company's assets and liabilities are not evaluated on a segment basis. Accordingly, no disclosure on segment assets and liabilities is provided.

7.   RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect the adoption of this standard to have a material impact on our financial position or on our results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do no have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or quarterly period beginning after June 15, 2003. We do not expect the adoption of this standard to have a material impact on our financial position or on our results of operations.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to levels of future sales and operating results, actual order and shipment rate of our products, including the actual timing of shipments of our Millennium Endolase module to Bausch & Lomb; expectations for future sales growth, generally, including expectations of additional sales from our new products and new applications of our existing products; the potential for production cost decreases and higher gross margins; our ability to develop and introduce new products through strategic alliances; favorable Center for Medicare and Medicaid coverage decisions regarding AMD procedures that use our products; expected reductions of employee-related costs as a result of our reduction in force in the second quarter of 2002; results of clinical studies and risks associated with bringing new products to market, general economic conditions and levels of international sales. In some cases, forward-looking statements can be identified by terminology, such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential," "continue," or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including as a result of the factors set forth under "Factors That May Affect Future Operating Results" and other risks detailed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003 and detailed from time to time in the our reports filed with the Securities and Exchange Commission. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this Form 10-Q. We undertake no obligation to update such forward-looking statements to reflect events or circumstances occurring after the date of this report.

RESULTS  OF  OPERATIONS

     The following table sets forth certain operating data as a percentage of sales for the periods indicated.

                                         THREE MONTHS ENDED
                                        MARCH 29,   MARCH 30,
                                          2003        2002
                                       ----------  ----------
Sales . . . . . . . . . . . . . . . .      100.0%      100.0%
Cost of sales . . . . . . . . . . . .       55.2        55.7
                                       ----------  ----------
 Gross profit . . . . . . . . . . . .       44.8        44.3
                                       ----------  ----------
Operating expenses:
 Research and development . . . . . .       13.1        16.4
 Sales, general and administrative. .       34.1        32.9
                                       ----------  ----------
   Total operating expenses . . . . .       47.2        49.3
                                       ----------  ----------

Loss from operations. . . . . . . . .       (2.4)       (5.0)
Interest and other income, net. . . .        0.7         0.6
                                       ----------  ----------
Loss before benefit from income taxes       (1.7)       (4.4)
Benefit from income taxes . . . . . .        0.6         1.4
                                       ----------  ----------
Net loss                                   (1.1)%      (3.0)%
                                       ==========  ==========

     The following table sets forth for the periods indicated the amount of sales for our operating segments and sales as a percentage of total sales.

                                  Three Months Ended

                       March 29, 2003          March 30, 2002

                   Amount     Percentage     Amount     Percentage
                            of total sales            of total sales
    Domestic       $ 4,541            62.8%  $ 3,998            57.4%
    International    2,685            37.2%    2,965            42.6%
                   -------  ---------------  -------  ---------------
Total              $ 7,226           100.0%  $ 6,963           100.0%
                   -------  ---------------  -------  ---------------
Ophthalmology:
    Domestic       $ 3,423            47.4%  $ 2,817            40.4%
    International    2,301            31.8%    2,261            32.5%
                   -------  ---------------  -------  ---------------
Total              $ 5,724            79.2%  $ 5,078            72.9%
                   -------  ---------------  -------  ---------------
Aesthetics:
    Domestic       $ 1,118            15.5%  $ 1,181            17.0%
    International      384             5.3%      704            10.1%
                   -------  ---------------  -------  ---------------
Total              $ 1,502            20.8%  $ 1,885            27.1%
                   -------  ---------------  -------  ---------------

     Combined Ophthalmology and Aesthetics Sales

Sales for the three months ended March 29, 2003 increased 3.8% to $7.2 million from $7.0 million for the three months ended March 30, 2002. On a segment basis, the $0.6 million increase in sales of our ophthalmology products was offset by a $0.4 million decrease in sales of aesthetics products.

     Ophthalmology Sales

     Ophthalmology sales increased 12.7% to $5.7 million for the three months ended March 29, 2003 from $5.1 million for the three months ended March 30, 2002. For the three month period ended March 29, 2003 domestic ophthalmology sales increased 21.5% to $3.4 million from $2.8 million for the comparable prior three month period. Domestic ophthalmology sales increased during this period mainly as a result of a $0.6 million increase in unit sales of visible laser consoles, including the Millennium Endolase module, which is incorporated as a component of Bausch & Lomb's Millennium Microsurgical System, and because of an increase in unit sales of disposable delivery devices, including the BriteLight Illuminating EndoProbe. International ophthalmology sales remained flat at approximately $2.3 million for each of the three month periods ending March 29, 2003 and March 30, 2002.

     Aesthetics  Sales

     Aesthetics sales decreased 20.3% to $1.5 million for the three months ended March 29, 2003 from $1.9 million for the three months ended March 30, 2002. For the three month period ended March 29, 2003 domestic aesthetic sales decreased 5.3% to $1.1 million from $1.2 million for the comparable prior year three month period. Domestic aesthetics sales decreased during this period due to a $0.1 million decrease in domestic average selling prices. International aesthetic sales decreased $0.3 million or 45.5% to $0.4 million for the three months ended March 29, 2003 from $0.7 million for the comparable prior year three-month period. The decrease in international sales for this period was due primarily to decreased unit sales of aesthetics laser consoles resulting from the continuing worldwide economic uncertainty, the conflict in Iraq and the outbreak of SARS in Asia during the first quarter. In addition, our aesthetics product sales, both domestically and internationally, continue to be affected by the current weak economic conditions and because aesthetic procedures are typically elective procedures that are deferred by patients in difficult economic times. See "-Factors that May Affect Future Results - Our Business Has Been Adversely Impacted by the Current Worldwide Economic Slowdown and Related Uncertainties."

     Gross Profit. Our gross profit increased 5.0% to $3.2 million for the three months ended March 29, 2003 compared to $3.1 million for the three months ended March 30, 2002. Gross profit as a percentage of sales for the three months ended March 29, 2003 increased to 44.8% from 44.3% for the comparable prior year three month period. The total 0.5% increase in gross profit as a percentage of sales during this period included a 1.5% beneficial impact from less manufacturing overhead costs combined with higher sales, a 0.6% beneficial impact from increased sales of products with higher gross margins, a 0.2% beneficial impact from decreased direct manufacturing costs, offset in part by a 1.8% unfavorable impact from lower average selling prices compared to the three months ended March 30, 2002. Although increasing competition has continued to result in a downward trend in average selling prices for some products, we intend to continue our efforts to reduce the cost of components and manufacturing and thereby mitigate the impact of price reductions on our gross profit. See "-Factors That May Affect Future Results - If We Cannot Increase Our Sales Volumes, Reduce Our Costs or Introduce Higher Margin Products to Offset Anticipated Reductions in the Average Unit Selling Price of our Products, Our Operating Results May Suffer." We expect our gross profit margins to continue to fluctuate due to changes in the relative proportions of domestic and international sales, mix of sales of existing products, pricing, product costs and a variety of other factors. See "-Factors That May Affect Future Results - Our Operating Results Fluctuate from Quarter to Quarter and Year to Year."

     Research and Development. Our research and development expenses decreased by 17.0% to $1.0 million for the three months ended March 29, 2003 from $1.1 million for the three months ended March 30, 2002. Research and development expenses decreased as a percentage of sales to 13.1% for the three months ended March 29, 2003 from 16.4% for the comparable prior year three-month period. The decrease in research and development expense in absolute dollars and as a percentage of sales for the three month period ended March 29, 2003 was due primarily to reduced payroll costs of $0.2 million associated with a reduction in force in June 2002.

     Sales, General and Administrative. Our sales, general and administrative expenses increased by 7.7% to $2.5 million for the three months ended March 29, 2003 from $2.3 million for the three months ended March 30, 2002. As a percentage of sales, sales, general and administrative expenses increased to 34.1% for the three months ended March 29, 2003 from 32.8% for the comparable prior year three-month period. The increase in sales, general and administrative expense in absolute dollars and as a percentage of sales for the three month period ended March 29, 2003 was due primarily to $0.1 million in increased selling activities by our direct sales force, $0.1 million in increased spending on marketing programs and $0.1 million in increased spending on insurance and accounting fees offset, in part, by $0.1 million in reduced marketing and administrative payroll costs associated with a reduction in force in June 2002.

     Interest and Other Income, net. For the three months ended March 29, 2003 we had net other income of $0.05 million as compared with net other income of $0.04 million for the three months ended March 30, 2002. The change in net other income for this period was due primarily to an increase in interest income.

     Income Taxes. The effective income tax rate for the the three month periods ending March 29, 2003 and March 30, 2002 was 32%. The tax rate for these periods was lower than the Federal and State combined statutory rate of 40% because of certain tax benefits associated with tax credits for research and development activities.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At March 29, 2003, our primary sources of liquidity included cash and cash equivalents and available-for-sale securities in the aggregate amount of $13.3 million. In addition, we have available $4 million under our unsecured line of credit which bears interest at the bank's prime rate and expires in October
2003. As of March 29, 2003, no borrowings were outstanding under this credit facility. We expect to renew the line of credit in October 2003, assuming that the terms continue to be acceptable.

     During the three months ended March 29, 2003, we generated $2.7 million in cash and cash equivalents. During this period, operating activities provided $1.8 million of cash. Sources of cash from operating activities included a decrease in net accounts receivable of $1.7 million, an increase in net accounts payable and accrued expenses of $0.3 million, depreciation of $0.2 million and, a decrease in net inventories of $0.1 million offset by uses of cash including a net loss of $0.1 million and an increase in prepaid expenses of $0.4 million. The decrease in accounts receivable resulted primarily from increased collection efforts. The increase in prepaid expenses was due primarily to a prepayment to a supplier of a product that we distribute. The decrease in inventory was due mainly to the implementation of an inventory reduction program, whereby inventory purchases were reduced.

     Investing activities provided $0.9 million in cash and cash equivalents during the three months ended March 29, 2003, primarily due to net proceeds from maturity of available for sale securities of $0.9 million.

     Net cash provided by financing activities during the three months ended March 29, 2003 was $0.02 million which consisted of the issuance of common stock under employee option plans and the employee stock purchase plan.

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

     In December 1998, we instituted a stock repurchase program whereby up to 150,000 shares of our common stock may be repurchased in the open market. We plan to utilize all of the reacquired shares for reissuance in connection with employee stock programs. No shares were repurchased during the three months ended March 29, 2003. To date, we have purchased 103,000 shares of our common stock under this program.

CRITICAL  ACCOUNTING  POLICIES

     The Company's significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 28, 2002 which was filed with the Securities and Exchange Commission on March 28, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect the adoption of this standard to have a material impact on our financial position or on our results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or quarterly period beginning after June 15, 2003. We do not expect the adoption of this standard to have a material impact on our financial position or on our results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     We Rely on Continued Market Acceptance of Our Existing Products and Any Decline in Sales of Our Existing Products Would Adversely Affect our Business and Results of Operations. We currently market visible and infrared light semiconductor-based photocoagulator medical laser systems to the ophthalmic market. We also market a visible and infrared light semiconductor-based photocoagulator medical laser system to the aesthetics market. We believe that continued and increased sales, if any, of these medical laser systems is dependent upon a number of factors including the following:

          - Product performance, features, ease of use, scalability and durability;

          - Recommendations and opinions by ophthalmologists, dermatologists, clinicians, plastic surgeons and their associated opinion leaders;

          - Price of our products and prices of competing products and technologies;

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

     We Face Strong Competition in Our Markets and Expect the Level of Competition to Grow in the Foreseeable Future. Competition in the market for devices used for ophthalmic and aesthetic treatments is intense and is expected to increase. This market is also characterized by rapid technological innovation and change and our products could be rendered obsolete as a result of future innovations. Our competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. Our principal competitors in ophthalmology are Lumenis Ltd., Nidek, Inc., Carl Zeiss, Inc., Alcon Inc. and Quantel. All of these companies currently offer a competitive semiconductor-based laser system in ophthalmology. Our principal competitors in aesthetics are Lumenis Ltd., Laserscope, Candela Corporation, Altus Medical Inc and Palomar Medical Technologies, Inc. Some competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. Some companies also have greater name recognition than we do and long-standing customer relationships. In addition to other companies that manufacture photocoagulators, we compete with pharmaceuticals, other technologies and other surgical techniques. Some medical companies, academic and research institutions, or others, may develop new technologies or therapies that are more effective in treating conditions targeted by us or are less expensive than our current or future products. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

     Our Future Success Depends on Our Ability to Develop and Successfully Introduce New Products and New Applications. Our future success is dependent upon, among other factors, our ability to develop, obtain regulatory approval of, manufacture and market new products. In October 2002, we announced the introduction of a number of new products, specifically the OcuLight Symphony multi-wavelength laser delivery system, an expanded EndoProbe product line and a 5 mm Large Spot Slit Lamp Adapter. We also announced the Millennium Endolase module, which we manufacture to be included in Bausch & Lomb's Millennium Microsurgical System. Successful commercialization of these new products and new applications will require that we effectively transfer production processes from research and development to manufacturing and effectively coordinate with our suppliers. In addition, we must successfully sell and achieve market acceptance of new products and applications and enhanced versions of existing products. The extent of, and rate at which, market acceptance and penetration are achieved by future products is a function of many variables. These variables include price, safety, efficacy, reliability, marketing and sales efforts, the development of new applications for these products, the availability of third-party reimbursement of procedures using our new products, the existence of competing products and general economic conditions affecting purchasing patterns. Our ability to market and sell new products may also be subject to government regulation, including approval by the United States Food and Drug Administration, or FDA, and foreign government agencies. Any failure in our ability to successfully develop and introduce new products or enhanced versions of existing products and achieve market acceptance of new products and new applications could have a material adverse effect on our operating results and would cause our net revenues to decline.

     Our Business Has Been Adversely Impacted By the Worldwide Economic Slowdown and Related Uncertainties. Weaker economic conditions worldwide have contributed to the continued slowdown in our business in general. This has resulted in reduced demand for some of our products, excess manufacturing capacity under current market conditions and higher overhead costs, as a percentage of revenue. In particular, demand for our aesthetic products, such as the Apex 800, has been impacted. Recent political and social turmoil in many parts of the world may continue to adversely impact global economic conditions. These political, social and economic conditions and related economic uncertainties make it difficult for us, our customers and our distributors to forecast orders and sales of our products and, accordingly, plan future business activities. This level of uncertainty strongly challenges our ability to operate profitably or grow our business. If the economic or market conditions continue to further deteriorate, this may have a material adverse impact on our financial position, results of operation and cash flows.

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

      We Face Risks of Manufacturing. The manufacture of our infrared and visible light photocoagulators and the related delivery devices is a highly complex and precise process. We assemble critical subassemblies and all of our final products at our facility in Mountain View, California. We may experience manufacturing difficulties, quality control issues or assembly constraints, particularly with regard to new products that we may introduce. We may not be able to manufacture sufficient quantities of our products, which may require that we qualify other manufacturers for our products. We do not currently intend to utilize any external manufacturers for our products. Furthermore, we may experience delays, disruptions, capacity constraints or quality control problems in our manufacturing operations and, as a result, product shipments to our customers could be delayed, which would negatively impact our net revenues.

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

     Our business and operating results may suffer from the lack of alternative sources of supply for critical sole and limited source components. The process of qualifying suppliers is complex, requiring extensive testing and interoperability with our products, and may be lengthy, particularly as new products are introduced. New suppliers would have to be educated in our production processes. In addition, the use of alternate components may require design alterations to our products and additional product testing under FDA and relevant foreign regulatory agency guidelines, which may delay sales and increase product costs. Any failures by our vendors to adequately supply limited and sole source components may impair our ability to offer our existing products, delay the submission of new products for regulatory approval and market introduction, materially harm our business and financial condition and cause our stock price to decline. Establishing our own capabilities to manufacture these components would be expensive and could significantly decrease our profit margins. We do not currently intend to manufacture any of these components. Our business, results of operations and financial condition would be adversely affected if we are unable to continue to obtain components in the quantity and quality desired and at the prices we have budgeted.

     We Depend on International Sales for a Significant Portion of Our Operating Results. We derive and expect to continue to derive a large portion of our revenue from international sales. For the three months ended March 29, 2003, our international sales were $2.7 million or 37.2% of total sales. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. None of our international revenues or costs has been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. The factors stated above could have a material adverse effect on our business, financial condition or results of operations. Our international operations and sales are subject to a number of risks including:

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

     Our Operating Results May be Adversely Affected by Changes in Third Party Coverage and Reimbursement Policies and any Uncertainty Regarding Healthcare Reform Measures. Our ophthalmology products are typically purchased by doctors, clinics, hospitals and other users, which bill various third-party payers, such as governmental programs and private insurance plans, for the health care services provided to their patients. Third-party payers are increasingly scrutinizing and challenging the coverage of new products and the level of reimbursement for covered products. Doctors, clinics, hospitals and other users of our products may not obtain adequate reimbursement for use of our products from third-party payers. While we believe that the laser procedures using our products have generally been reimbursed, payers may deny coverage and reimbursement for our products if they determine that the device was not reasonable and necessary for the purpose used, was investigational or was not cost-effective. In addition, third-party payers may not initiate coverage of new procedures using our products for a significant period. For example, in September 2000, the Center for Medicare and Medicaid Services, or CMS, advised that claims for reimbursement for certain age related macular degeneration (AMD) procedures which use our OcuLight SLx laser system, could be submitted for reimbursement, with coverage and payment to be determined by the local medical carriers at their discretion. To date, only three carriers-- Noridian Mutual Insurance, which is the CMS Part B Carrier for Alaska, Arizona, Colorado, Hawaii, Iowa, Nevada, North Dakota, Oregon, South Dakota, Washington and Wyoming; Cigna, which is the carrier for North Carolina, Tennessee and Idaho; and National Heritage Insurance, which is the carrier for California-- have made coverage decisions approving the use of the Transpupillary Thermotherapy, or TTT protocol for the treatment of wet AMD. No other carriers have approved reimbursement of such AMD procedures using the OcuLight SLx and domestic sales of the OcuLight SLx laser system continue to be limited until more local medical carriers reimburse for performing such AMD procedures or until CMS advises that claims for these procedures may be submitted directly to CMS at the national level.

     Changes in government legislation or regulation or in private third-party payers' policies toward reimbursement for procedures employing our products may prohibit adequate reimbursement. There have been a number of legislative and regulatory proposals to change the healthcare system, reduce the costs of healthcare and change medical reimbursement policies. Doctors, clinics, hospitals and other users of our products may decline to purchase our products to the extent there is uncertainty regarding reimbursement of medical procedures using our products and any healthcare reform measures. Further proposed legislation, regulation and policy changes affecting third-party reimbursement are likely. We are unable to predict what legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation may have on us. However, denial of coverage and reimbursement of our products would have a material adverse effect on our business, results of operations and financial condition.

     We are Dependent on the Successful Outcome of Clinical Trials of Our Products and New Applications using our Products. Our success will depend in part on the successful outcome of clinical trials of our products and new applications using our products. Clinical trials are long, expensive and uncertain processes. We are currently supporting several ongoing clinical trials, including, for example, the TTT4CNV clinical trial. The TTT4CNV clinical trial is a multi-center, prospective, placebo-controlled, randomized trial conducted at 22 centers in the United States. This clinical trial is a post marketing study performed within the FDA cleared indications of the OcuLight SLx and is being conducted to determine whether TTT laser treatment using our OcuLight SLx infrared laser system and Large Spot Slit Lamp Adapter can reduce the risk of vision loss for patients with wet AMD. In order to successfully commercialize the use of our OcuLight SLx for TTT procedures, we must be able to, among other things, demonstrate with substantial evidence from well-controlled clinical trials where TTT procedures using the OcuLight SLx product is both safe and effective. This process may take a number of years. In March 2003, we announced that the Executive Committee for the TTT4CNV clinical trial accepted the recommendations of the independent Data and Safety Monitoring Committee that an adequate number of patients were enrolled to detect a clinically relevant difference between outcomes in TTT-treated eyes and patients not being treated. We cannot assure you that results from the TTT4CNV clinical trial will prove to be successful. If the future results of the TTT4CNV clinical trial or any other clinical trial regarding our products fails to validate the safety and effectiveness of treatments using our products, our ability to generate revenues from new products or new applications using our products would be adversely affected and our business would be harmed.

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

In addition to these factors, our quarterly results have been, and are expected to continue to be, affected by seasonal factors.

     Our expense levels are based, in part, on expected future sales. If sales levels in a particular quarter do not meet expectations, we may be unable to adjust operating expenses quickly enough to compensate for the shortfall of sales, and our results of operations may be adversely affected. In addition, we have historically made a significant portion of each quarter's product shipments near the end of the quarter. If that pattern continues, any delays in shipment of products could have a material adverse effect on results of operations for such quarter. Due to these and other factors, we believe that quarter to quarter and year to year comparisons of our past operating results may not be meaningful. You should not rely on our results for any quarter or year as an indication of our future performance. Our operating results in future quarters and years may be below expectations, which would likely cause the price of our common stock to fall.

     We Rely on Our Direct Sales Force and Network of International Distributors to Sell Our Products and any Failure to Maintain our Direct Sales Force and Distributor Relationships Could Harm Our Business. Our ability to sell our products and generate revenue depends upon our direct sales force within the United States and relationships with independent distributors outside the United States. As of March 29, 2003 our direct sales force consisted of 15 employees and we maintained relationships with 66 independent distributors internationally selling our products into 107 countries. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are entirely dependent on the efforts of these third parties. If any distributor breaches or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory would be adversely affected.

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

     We Depend on Collaborative Relationships to Develop, Introduce and Market New Products, Product Enhancements and New Applications. We have entered into collaborative relationships with academic medical centers and physicians in connection with the research and development and clinical testing of our new products. We plan to collaborate with third parties to develop and commercialize existing and new products. In October 2002, we announced our collaboration with Bausch & Lomb to design and manufacture a solid-state green wavelength (532 nm) laser photocoagulator module, called the Millennium Endolase module. The Millennium Endolase module is designed to be a component of Bausch & Lomb's ophthalmic surgical suite product offering and is not expected to be sold as a stand-alone product. Sales of the Millennium Endolase module are dependent upon the actual order rate from and shipment rate to Bausch & Lomb, which depends on the efforts of our partner and is beyond our control. We cannot assure you that our relationship with Bausch & Lomb will result in further sales of our Millennium Endolase module. Our collaborators may not pursue further development and commercialization of products resulting from collaborations with us or may not devote sufficient resources to the marketing and sale of such products.

Additionally, our reliance on others for clinical development, manufacturing and distribution of our products may result in unforeseen problems. Further, our collaborative partners may develop or pursue alternative technologies either on their own or in collaboration with others. If a collaborator elects to terminate its agreement with us, our ability to develop, introduce, market and sell the product may be significantly impaired and we may be forced to discontinue the product resulting from the collaboration altogether. We may not be able to negotiate alternative collaboration agreements on acceptable terms, if at all. The failure of any current or future collaboration efforts could have a material adverse effect on our ability to introduce new products or applications and therefore could have a material adverse effect on our business, results of operations and financial condition.

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

     We Are Subject To Government Regulation Which May Cause Us to Delay or Withdraw the Introduction of New Products or New Applications for Our Products. The medical devices that we market and manufacture are subject to extensive regulation by the FDA and foreign governments. Under the Federal Food, Drug and Cosmetic Act and the related regulations, the FDA regulates the design, development, clinical testing, manufacture, labeling, sale, distribution and promotion of medical devices. Before a new device can be introduced into the market, the product must undergo rigorous testing and an extensive regulatory approval process implemented by the FDA under federal law. A device manufacturer must obtain market clearance through either the 510(k) premarket notification process or the lengthier premarket approval application process. Depending upon the type, complexity and novelty of the device and the nature of the disease or disorder to be treated, the FDA approval process can take several years, require extensive clinical testing and result in significant expenditures. Even if regulatory approval is obtained, later discovery of previously unknown safety issues may result in restrictions on the product, including withdrawal of the product from the market. Other countries also have extensive regulations regarding clinical trials and testing prior to new product introductions. Our failure to obtain government approvals or any delays in receipt of such approvals would have a material adverse effect on our business, results of operations and financial condition.

     The FDA imposes additional regulations on manufacturers of approved medical devices. We are required to comply with the applicable FDA good manufacturing practice regulations, which include quality control and quality assurance requirements, as well as maintenance of records and documentation. Our manufacturing facilities are subject to ongoing periodic inspections by the FDA and corresponding state agencies, including unannounced inspections, and must be licensed as part of the product approval process before being utilized for commercial manufacturing. Noncompliance with the applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, withdrawal of marketing approvals, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device we manufacture or distribute. Any of these actions by the FDA would materially and adversely affect our ability to continue operating our business and the results of our operations.

     In addition, we are also subject to varying product standards, packaging requirements, labeling requirements, tariff regulations, duties and tax requirements. As a result of our sales in Europe, we are required to have all products "CE" registered, an international symbol affixed to all products demonstrating compliance with the European Medical Device Directive and all applicable standards. While currently all of our released IRIS Medical and IRIDERM products are CE registered, continued registration is based on successful review of the process by our European Registrar during their annual audit. Any loss of registration would have a material adverse effect on our business, results of operations and financial condition.

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

     If We Fail to Accurately Forecast Demand For Our Product and Component Requirements For the Manufacture of Our Product, We Could Incur Additional Costs or Experience Manufacturing Delays and May Experience Lost Sales or Significant Inventory Carrying Costs. We use quarterly and quarterly forecasts based primarily on our anticipated product orders to plan our manufacturing efforts and determine our requirements for components and materials. It is very important that we accurately predict both the demand for our product and the lead times required to obtain the necessary components and materials. Lead times for components vary significantly and depend on numerous factors, including the specific supplier, the size of the order, contract terms and current market demand for such components. If we overestimate the demand for our product, we may have excess inventory, which would increase our costs. If we underestimate demand for our product and, consequently, our component and materials requirements, we may have inadequate inventory, which could interrupt our manufacturing, delay delivery of our product to our customers and result in the loss of customer sales. Any of these occurrences would negatively impact our business and operating results.

     If We Fail to Manage Growth Effectively, Our Business Could Be Disrupted Which Could Harm Our Operating Results. We have experienced and may continue to experience growth in our business. We have made and, although we are currently in a global economic downturn, expect to continue to make significant investments to enable our future growth through, among other things, new product development and clinical trials for new applications and products. We must also be prepared to expand our work force and to train, motivate and manage additional employees as the need for additional personnel arises. Our personnel, systems, procedures and controls may not be adequate to support our future operations. Any failure to effectively manage future growth could have a material adverse effect on our business, results of operations and financial condition.

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

     Our Stock Price Has Been and May Continue to be Volatile and an Investment in Our Common Stock Could Suffer a Decline in Value. The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors , some of which are beyond our control, including quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. We receive only limited attention by securities analysts and may experience an imbalance between supply and demand for our common stock resulting from low trading volumes. In addition, the stock market has experienced extreme volatility in the last few years that has often been unrelated to the performance of particular companies. These broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

     Interest Rate Risk. We are subject to interest rate risks on cash and cash equivalents, available-for-sale marketable securities and any future financing requirements. Interest rate risks related to marketable securities are managed by managing maturities in our marketable securities portfolio. We have no long-term debt as of March 29, 2003.

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



ITEM  4.     CONTROLS  AND  PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

     Within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"), our President and Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer and Vice President, Administration, who is our principal financial officer, performed an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15(d) - 14(c) of the Securities and Exchange Act of 1934, as amended). Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer and Vice President Administration concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that material information about IRIDEX Corporation and our consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report was being prepared.

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

ITEM 1.   LEGAL  PROCEEDINGS
None.

ITEM 2.   CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
None.

ITEM 3.   DEFAULTS  UPON  SENIOR  SECURITIES
None.

ITEM 4.   SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS
None.

ITEM 5.   OTHER  INFORMATION
In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Registrant is responsible for disclosing the non-audit services approved by the Company's Audit Committee to be performed by PricewaterhouseCoopers LLP, the Company's independent auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the Company. The additional engagements of PricewaterhouseCoopers LLP for the matters listed below are each considered by the Company to be audit-related services that are closely related to the financial audit process. During the quarterly period covered by this filing, the Audit Committee approved the additional engagements of PricewaterhouseCoopers LLP for certain tax matter consultations and for the review of the Company's filings under the Securities Act of 1933, as amended.

ITEM 6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K
(a) Exhibits

     99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports  on  Form  8-K

    None.

TRADEMARK  ACKNOLWEDGEMENTS
IRIDEX, the IRIDEX logo, IRIS Medical, Oculight, EndoProbe and Apex are our registered trademarks. IRIDERM and Britelight product names are our trademarks. All other trademarks or trade names appearing in the Form 10-Q are the property of their respective owners.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          IRIDEX  Corporation
                          (Registrant)

    Date:  May 13, 2003   By:  /s/ Robert Kamenski
                             -----------------------
                                   Robert Kamenski
                                   Chief Financial Officer and Vice President, Administration
                                   (Principal  Financial  and
                                   Principal Accounting  Officer)



CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO
--------------------------------------------------------------------------------
         SECTION 13(a) OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         --------------------------------------------------------------
                             AS ADOPTED PURSUANT TO
                             ----------------------
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date:  May  13,  2003

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

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

Date: May 13, 2003

                         By:  /s/  ROBERT KAMENSKI
                              ---------------------------------
                              Name:  Robert Kamenski
                              Title: Chief Financial Officer and Vice President,
                                     Administration
                              (Principal  Financial  and  Accounting  Officer)