Form 10-Q
period 2003-06-28
IRIDEX CORP
filed 2003-08-12
CIK 1006045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 28, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition period from              to

                         Commission File Number: 0-27598

                               IRIDEX CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                          77-0210467
-------------------------------------                 -------------------------
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

                   (1) Yes [X]  No [ ]; (2) Yes [X]  No [ ]

The number of shares of common stock, $.01 par value, issued and outstanding as of August 5, 2003 was 6,919,285.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

                               IRIDEX CORPORATION

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
     PART I. FINANCIAL INFORMATION

     ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

               Condensed Consolidated Balance Sheets as of June 28, 2003
               and December 28, 2002                                           3

               Condensed Consolidated Statements of Operations for the three
               and six months ended June 28, 2003 and June 29, 2002            4

               Condensed Consolidated Statements of Cash Flows for the six
               months ended June 28, 2003 and June 29, 2002                    5

               Condensed Consolidated Statements of Comprehensive Loss for the
               three and six months ended June 28, 2003 and June 29, 2002      6

               Notes to Condensed Consolidated Financial Statements            7

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS                                          11

     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     26

     ITEM 4.   CONTROLS AND PROCEDURES                                        26

     PART II.  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS                                              27

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                       27

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                 27

     ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS               27

     ITEM 5.  OTHER INFORMATION                                               28

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                29

     SIGNATURE                                                                30

     CERTIFICATION UNDER SECTION 302(A) OF SARBANES-OXLEY ACT OF 2002         30

PART I.  FINANCIAL INFORMATION

Item  1.  Condensed  Consolidated  Financial  Statements
--------------------------------------------------------

                               IRIDEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                   JUNE 28,    DECEMBER 28,
                                                 ------------  ------------
                                                     2003         2002
                                                 ------------  -----------
                                                 (unaudited)
                        ASSETS
                        ------
Current assets:
  Cash and cash equivalents . . . . . . . . . .  $     8,121   $    9,186
  Available-for-sale securities . . . . . . . .        5,016        2,356
  Accounts receivable, net. . . . . . . . . . .        6,389        8,037
  Inventories . . . . . . . . . . . . . . . . .       10,404       10,725
  Prepaids and other current assets . . . . . .        1,105          751
                                                 ------------  -----------
    Total current assets. . . . . . . . . . . .       31,035       31,055
  Property and equipment, net . . . . . . . . .          729          950
  Deferred income taxes . . . . . . . . . . . .        2,267        2,267
                                                 -----------  ------------
    Total assets. . . . . . . . . . . . . . . .  $    34,031   $   34,272
                                                 ============  ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . .  $       892   $      657
  Accrued expenses. . . . . . . . . . . . . . .        3,305        3,417
                                                 ------------  -----------
    Total liabilities . . . . . . . . . . . . .        4,197        4,074
                                                 ------------  -----------
Stockholders' equity:
  Common stock. . . . . . . . . . . . . . . . .           70           70
  Additional paid-in capital. . . . . . . . . .       23,652       23,631
  Accumulated other comprehensive income (loss)           (1)           3
  Treasury stock. . . . . . . . . . . . . . . .         (430)        (430)
  Retained earnings . . . . . . . . . . . . . .        6,543        6,924
                                                 ------------  -----------
    Total stockholders' equity. . . . . . . . .       29,834       30,198
                                                 ------------  -----------
    Total liabilities and stockholders' equity.  $    34,031   $  34,272
                                                 ============  ===========

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                          IRIDEX CORPORATION
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                             (UNAUDITED)

                                                               THREE MONTHS ENDED  SIX MONTHS ENDED
                                                               JUNE 28,  JUNE 29,  JUNE 28, JUNE 29,
                                                                 2003     2002      2003      2002
                                                                -------  -------  --------  --------
Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $7,435   $7,433   $14,661   $14,396
Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . .   4,315    4,312     8,303     8,190
                                                                -------  -------  --------  --------
      Gross profit . . . . . . . . . . . . . . . . . . . . . .   3,120    3,121     6,358     6,206
                                                                -------  -------  --------  --------

Operating expenses:
 Research and development. . . . . . . . . . . . . . . . . . .   1,047    1,320     1,997     2,465
 Sales, general and administrative . . . . . . . . . . . . . .   2,564    2,512     5,028     4,799
                                                                -------  -------  --------  --------
Total operating expenses . . . . . . . . . . . . . . . . . . .   3,611    3,832     7,025     7,264
                                                                -------  -------  --------  --------

Loss from operations . . . . . . . . . . . . . . . . . . . . .    (491)    (711)     (667)   (1,058)
      Interest and other income, net . . . . . . . . . . . . .      51       54       105        97
                                                                -------  -------  --------  --------
Loss before benefit from income taxes. . . . . . . . . . . . .    (440)    (657)     (562)     (961)
  Benefit from income taxes. . . . . . . . . . . . . . . . . .     141      210       181       307
                                                                -------  -------  --------  --------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (299)  $ (447)  $  (381)  $  (654)
                                                                =======  =======  ========  ========

Net loss per common share-basic and diluted. . . . . . . . . .  $(0.04)  $(0.07)  $ (0.06)  $ (0.10)
                                                                =======  =======  ========  ========

Shares used in per common share basic and diluted calculations   6,919    6,861     6,916     6,849
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

                                                IRIDEX CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)
                                                    (UNAUDITED)

                                                                                               SIX MONTHS ENDED
                                                                                             JUNE 28,    JUNE 29,
                                                                                               2003        2002
                                                                                            ----------  ----------
Cash flows from operating activities:
 Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    (381)  $    (654)
 Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
   Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        394         437
   Provision for inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (66)         70
   Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     (8)
   Changes in operating assets and liabilities:
     Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,648       1,114
     Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        387         654
     Prepaids and other current assets . . . . . . . . . . . . . . . . . . . . . . . . . .       (354)         57
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        235        (447)
     Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (112)       (220)
                                                                                            ----------  ----------
   Net cash provided by operating activities . . . . . . . . . . . . . . . . . . . . . . .      1,751       1,003
                                                                                            ----------  ----------

Cash flows from investing activities:
 Purchases of available-for-sale securities. . . . . . . . . . . . . . . . . . . . . . . .     (4,506)     (2,555)
 Proceeds from maturity of available-for-sale securities . . . . . . . . . . . . . . . . .      1,842       3,359
 Acquisition of property and equipment . . . . . . . . . . . . . . . . . . . . . . . . . .       (173)       (189)
                                                                                            ----------  ----------
   Net cash provided by (used in) investing activities . . . . . . . . . . . . . . . . . .     (2,837)        615
                                                                                            ----------  ----------

Cash flows from financing activities:
 Issuance of common stock, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         21         120
                                                                                            ----------  ----------
   Net cash provided by financing activities . . . . . . . . . . . . . . . . . . . . . . .         21         120
                                                                                            ----------  ----------
     Net increase (decrease) in cash and cash equivalents. . . . . . . . . . . . . . . . .     (1,065)      1,738

Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . . . . . .      9,186       4,613
                                                                                            ----------  ----------

Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . . . . . .  $   8,121   $   6,351
                                                                                            ==========  ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Change in unrealized losses on available-for-sale securities                               $      (4)  $      (5)
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

                               IRIDEX CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                    THREE MONTHS ENDED       SIX MONTHS ENDED

                                   JUNE 28,    JUNE 29,    JUNE 28,    JUNE 29,
                                     2003        2002        2003        2002
                                  ----------  ----------  ----------  ----------
Net loss . . . . . . . . . . . .  $    (299)  $    (447)  $    (381)  $    (654)
Other comprehensive loss:
 Change in unrealized gain on
   available-for-sale securities         (2)         (3)         (4)         (5)
                                  ----------  ----------  ----------  ----------

Comprehensive loss . . . . . . .  $    (301)  $    (450)  $    (385)  $    (659)
                                  ==========  ==========  ==========  ==========

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IRIDEX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS  OF  PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of IRIDEX Corporation ("the Company") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and
Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.

     The condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 28, 2003. The results of operations for the three and six month periods ended June 28, 2003 are not necessarily indicative of the results for the year ending January 3, 2004 or any future interim period.

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     The Company's significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 28, 2002 which was filed with the Securities and Exchange Commission on March 28, 2003. The Company's significant accounting policies have not materially changed as of June 28, 2003.

3.   WARRANTY

     The Company accrues for an estimated warranty cost upon shipment of products in accordance with SFAS No. 5, "Accounting for Contingencies." Actual warranty costs incurred have not materially differed from those accrued. The Company's warranty policy is effective for shipped products which are considered defective or fail to meet the product specifications. Warranty costs are reflected in the statement of operations as a cost of sales. A reconciliation of the changes in the Company's warranty liability for the six months ending June 28, 2003 follows (in thousands):

Balance  at  the  beginning  of  the  period               $  796
-----------------------------------------------------------------
Accruals  for  warranties  issued  during  the  period        642
-----------------------------------------------------------------
Settlements  made  in  kind  during  the  period             (721)
-----------------------------------------------------------------
Balance  at  the  end  of  the  period                       $717
-----------------------------------------------------------------

4.   ACCOUNTING  FOR  STOCK-BASED  COMPENSATION

     The Company accounts for stock-based compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123."

     Under APB 25, compensation expense for grants to employees is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the option's exercise price. SFAS 123 defines a "fair value" based method of accounting for an employee stock option or similar equity investment. The pro forma disclosure of the difference between compensation expense included in net loss and the related cost measured by the fair value method is presented in the table at the end of this note. To comply with pro forma reporting requirements of SFAS 123, compensation cost is also estimated for the fair value of Employee Stock Purchase Plan ("ESPP") issuances, which are included in the pro forma totals below.

     The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees, or in Conjunction with Selling Goods and Services." Stock-based compensation expense related to stock options granted to non-employees is recognized on a straight-line basis as the stock options are earned. The stock-based compensation expense will fluctuate as the deemed fair market value of the common stock fluctuates. There were no equity instruments issued to non-employees during the three and six months ended June 28, 2003.

     The following table, pursuant to SFAS 123, provides a reconciliation of net loss to pro forma net loss as if the fair value method had been applied to all employee awards (in thousands, except per share data):

                                          Three Months Ended        Six Months Ended
                                       ------------------------  -----------------------
                                        June 28,     June 29,     June 28,    June 29,
                                          2003         2002         2003        2002
-------------------------------------  ----------  ------------  ----------  -----------
Net loss, as reported                  $    (299)  $      (447)  $    (381)  $     (654)
-------------------------------------  ----------  ------------  ----------  -----------
Add:  Total stock based compensation
expense determined under fair value
based method for all awards to
employees                                   (104)         (104)       (221)        (279)
-------------------------------------  ----------  ------------  ----------  -----------
Pro forma net loss                     $    (403)  $      (551)  $    (602)  $     (933)
-------------------------------------  ==========  ============  ==========  ===========
Basic and diluted net loss per share:
-------------------------------------
As reported                            $   (0.04)  $     (0.07)  $   (0.06)  $    (0.10)
-------------------------------------  ==========  ============  ==========  ===========
Pro forma                              $   (0.06)  $     (0.08)  $   (0.09)  $    (0.14)
-------------------------------------  ==========  ============  ==========  ===========

     The determination of fair value of all options granted by the Company includes assumptions on expected volatility, risk free interest rate, expected term and expected dividends.

5.   INVENTORIES  (IN  THOUSANDS):

     Inventories are stated at the lower of cost or market. Cost is based on actual sales computed on a first in, first out basis. The components of inventories consist of the following:

                                                  JUNE 28,    DECEMBER 28,
                                                    2003          2002
                                                ------------  -------------
                                                (unaudited)
Raw materials and work in progress . . . . . .  $      5,784  $       6,511
Finished goods . . . . . . . . . . . . . . . .         4,620          4,214
                                                ------------  -------------
Total inventories. . . . . . . . . . . . . . .  $     10,404  $      10,725
                                                ============  =============

6.   COMPUTATIONS  OF  NET  LOSS  PER  COMMON  SHARE

     Basic and diluted net loss per common share are computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per common share excludes potential common stock if their effect is anti-dilutive. Potential common stock consists of incremental common shares issuable upon the exercise of stock options. Basic and diluted net loss per common share are equivalent for all periods presented due to the Company's net loss position.

     During the three and six months ended June 28, 2003, options to purchase 1,837,487 shares at a weighted average exercise price of $5.27 per share were outstanding, but were not included in the computations of diluted net loss per common share because their effect was antidilutive. For the three and six month periods ended June 29, 2002 options to purchase 1,614,037 shares at a weighted average price of $5.29 per share were outstanding but not included in the computations of diluted net loss per common share because their effect was antidilutive. These options could dilute earnings per share in future periods.

7.   BUSINESS  SEGMENTS  (UNAUDITED)

     We operate in two reportable segments: the ophthalmology medical device segment and the dermatology medical device segment. In both segments, we develop, manufacture and market medical devices. Our revenues arise from the sale of consoles, delivery devices, disposables and service and support activities.

     Information on reportable segments for the three and six months ended June 28, 2003 and June 29, 2002 is as follows (in thousands):

                     Three Months Ended June 28, 2003              Three Months Ended June 29, 2002
              ---------------------------------------------  ---------------------------------------------
              Ophthalmology   Dermatology                    Ophthalmology   Dermatology
                 Medical        Medical                         Medical        Medical
                 Devices        Devices          Total          Devices        Devices          Total
------------  --------------  ------------  ---------------  --------------  ------------  ---------------
Sales         $        6,019  $      1,416  $        7,435   $        5,679  $      1,754  $        7,433
------------  --------------  ------------  ---------------  --------------  ------------  ---------------
Direct Cost
of Goods
Sold                   2,047           681           2,728            1,797           727           2,524
------------  --------------  ------------  ---------------  --------------  ------------  ---------------
Direct
Gross
Margin                 3,972           735           4,707            3,882         1,027           4,909
------------  --------------  ------------  ---------------  --------------  ------------  ---------------
Total
Unallocated
Costs                                               (5,147)                                        (5,566)
------------  --------------  ------------  ---------------  --------------  ------------  ---------------
Pre-tax
income
(loss)                                                (440)                                          (657)
------------  --------------  ------------  ---------------  --------------  ------------  ---------------

                    Six Months Ended June 28, 2003                  Six Months Ended June 29, 2002
              ------------------------------------------  ------------------------------------------------
              Ophthalmology   Dermatology                  Ophthalmology   Dermatology
                 Medical        Medical                       Medical        Medical
                 Devices        Devices         Total         Devices        Devices         Total
------------  --------------  ------------  ---------------  --------------  ------------  ---------------
Sales         $  11,742       $      2,919  $     14,661   $       10,756  $      3,640  $     14,396
------------  --------------  ------------  ---------------  --------------  ------------  ---------------
Direct Cost
of Goods
Sold              4,014              1,387         5,401            3,469         1,601         5,070
------------  --------------  ------------  ---------------  --------------  ------------  ---------------
Direct
Gross
Margin            7,728              1,532         9,260            7,287         2,039         9,326
------------  --------------  ------------  ---------------  --------------  ------------  ---------------
Total
Unallocated
Costs                                             (9,822)                                     (10,287)
------------  --------------  ------------  ---------------  --------------  ------------  ---------------
Pre-tax
income
(loss)                                              (562)                                        (961)
------------  --------------  ------------  ---------------  --------------  ------------  ---------------


     Indirect costs of manufacturing, research and development, and selling, general and administrative costs are not allocated to the segments.

     The Company's assets and liabilities are not evaluated on a segment basis. Accordingly, no disclosure on segment assets and liabilities is provided.

8.   RECENT  ACCOUNTING  PRONOUNCEMENTS

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. We do not expect the adoption of SFAS No. 150 to have a significant impact on our financial position or results of operations

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to levels of future sales and operating results, actual order rate and market acceptance of our products; expectations for future sales growth, generally, and the potential for production cost decreases and higher gross margins; our anticipated ability to contain costs and results of asset management efforts; favorable Center for Medicare and Medicaid coverage decisions regarding AMD procedures that use our products; results of clinical studies and risks associated with bringing new products to market, general economic conditions and levels of international sales. In some cases, forward-looking statements can be identified by terminology, such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential," "continue," or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statement, including as a result of the factors set forth under "Factors That May Affect Future Operating Results" and other risks detailed in our Annual Report on Form10-K filed with the Securities and Exchange Commission on March 28, 2003 and detailed from time to time in our reports filed with the Securities and Exchange Commission. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this Form 10-Q. We undertake no obligation to update such forward-looking statements to reflect events or circumstances occurring after the date of this report.


RESULTS  OF  OPERATIONS

     The following table sets forth certain operating data as a percentage of sales (unaudited) for the periods indicated.

                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                        JUNE 28,    JUNE 29,   JUNE 28,   JUNE 29,
                                          2003        2002       2003       2002
                                       ----------  ----------  ---------  ---------
Sales. . . . . . . . . . . . . . . .       100.0%      100.0%     100.0%     100.0%
Cost of sales. . . . . . . . . . . .        58.0        58.0       56.6       56.9
                                       ----------  ----------  ---------  ---------
  Gross profit . . . . . . . . . . .        42.0        42.0       43.4       43.1
                                       ----------  ----------  ---------  ---------
Operating expenses:
  Research and development . . . . .        14.1        17.8       13.6       17.1
  Sales, general and administrative         34.5        33.7       34.3       33.3
                                       ----------  ----------  ---------  ---------
    Total operating expenses . . . .        48.6        51.5       47.9       50.4
                                       ----------  ----------  ---------  ---------

Loss from operations . . . . . . . .        (6.6)       (9.5)      (4.5)      (7.3)
  Interest and other income, net . .         0.7         0.7        0.7        0.7
                                       ----------  ----------  ---------  ---------
Loss before benefit from income taxes       (5.9)       (8.8)      (3.8)      (6.6)
Benefit from income taxes. . . . . .         1.9         2.8        1.2        2.1
                                       ----------  ----------  ---------  ---------
Net loss . . . . . . . . . . . . . .        (4.0)%      (6.0)%     (2.6)%     (4.5)%
                                       ==========  ==========  =========  =========

     The following table sets forth for the periods indicated the amount of sales for our operating segments and sales as a percentage of total sales.

                                Three Months Ended                             Six Months Ended
                   --------------------------------------------  ----------------------------------------------
                      June 28, 2003          June 29, 2002          June 28, 2003            June 29, 2002
                   ---------------------  ---------------------  ---------------------  -----------------------
                    Amount   Percentage    Amount   Percentage    Amount   Percentage     Amount    Percentage
                              of total               of total               of total                 of total
                               sales                   sales                  sales                   sales
                   --------  -----------  --------  -----------  --------  -----------  ----------  -----------

    Domestic       $  4,680        62.9%  $  4,744        63.8%  $  9,220        62.9%  $    8,743        60.7%
-----------------  --------  -----------  --------  -----------  --------  -----------  ----------  -----------
    International     2,755        37.1%     2,689        36.2%     5,441        37.1%       5,653        39.3%
-----------------  --------  -----------  --------  -----------  --------  -----------  ----------  -----------
Total              $  7,435       100.0%  $  7,433       100.0%  $ 14,661       100.0%  $   14,396       100.0%
-----------------  --------  -----------  --------  -----------  --------  -----------  ----------  -----------
Ophthalmology:
-----------------  --------  -----------  --------  -----------  --------  -----------  ----------  -----------
    Domestic       $  3,628        48.8%  $  3,220        43.3%  $  7,050        48.1%  $    6,037        41.9%
-----------------  --------  -----------  --------  -----------  --------  -----------  ----------  -----------
    International     2,391        32.2%     2,459        33.1%     4,692        32.0%       4,719        32.8%
-----------------  --------  -----------  --------  -----------  --------  -----------  ----------  -----------
Total              $  6,019        81.0%  $  5,679        76.4%  $ 11,742        80.1%  $   10,756        74.7%
-----------------  --------  -----------  --------  -----------  --------  -----------  ----------  -----------
Dermatology:
-----------------  --------  -----------  --------  -----------  --------  -----------  ----------  -----------
    Domestic       $  1,052        14.1%  $  1,524        20.5%  $  2,170        14.8%  $    2,706        18.8%
-----------------  --------  -----------  --------  -----------  --------  -----------  ----------  -----------
    International       364         4.9%       230         3.1%       749         5.1%         934         6.5%
-----------------  --------  -----------  --------  -----------  --------  -----------  ----------  -----------
Total              $  1,416        19.0%  $  1,754        23.6%  $  2,919        19.9%  $    3,640        25.3%
-----------------  --------  -----------  --------  -----------  --------  -----------  ----------  -----------

Combined  Ophthalmology  and  Dermatology

Sales

     Sales for the three months ended June 28, 2003 were $7.4 million and at the same level when compared to the corresponding three month period ended June 29, 2002. An increase in ophthalmology sales of $0.3 million was offset by a decrease in dermatology sales of $0.3 million for the three months ended June 28, 2003. Sales for the six months ended June 28, 2003 increased 1.8% to $14.7 million from $14.4 million for the six months ended June 29, 2002. For the six month period the overall increase was driven primarily by an increase in sales of our ophthalmology products of $1.0 million offset by a $0.7 million decrease in sales of our dermatology products.

     Domestic sales were $4.7 million for the three month period ended June 28, 2003 and at approximately the same level as the three month period ended June 29, 2002. For the six months ended June 28, 2003 domestic sales increased

5.5% to $9.2 million from $8.7 million. The overall increase for the six month period was driven mainly by $1.0 million in increased sales of our ophthalmology products offset by a $0.5 million decrease in sales of our dermatology products.

     International sales were $2.8 million for the three months ended June 28, 2003 and $2.7 million for the comparable prior year three-month period primarily as a result of $0.1 million in increased sales of our dermatology products. For the six months ended June 28, 2003 international sales decreased 3.8% to $5.4 million from $5.7 million for the six months ended June 29, 2002. The decrease in international sales during this period was driven mainly by $0.2 million in decreased sales of our dermatology products.

     We continue to face challenges marketing and selling our products in the current difficult economic environment, both domestically and internationally, and expect to face these challenges for the foreseeable future. See "-Factors That May Affect Future Results - Our Business has been Adversely Impacted by the Worldwide Economic Slowdown and Related Uncertainties."

     Ophthalmology Sales

     Ophthalmology sales increased 6.0% to $6.0 million for the three months ended June 28, 2003 from $5.7 million for the three months ended June 29, 2002. For the six months ended June 28, 2003 ophthalmology sales increased 9.2% to $11.7 million from $10.8 million for the comparable prior year six-month period. Domestic ophthalmology sales increased 12.7% to $3.6 million for the three months ended June 28, 2003 from $3.2 million for the comparable prior year three-month period. The increase in domestic sales during this period occurred mainly as a result of $0.3 million in increased unit sales of visible laser systems, including the Millennium Endolase module, which is incorporated as a component of Bausch and Lomb's Millennium Microsurgical System, and because of an increase in service and delivery device revenue. For the six months ended June 28, 2003 domestic ophthalmology sales increased 16.8% to $7.1 million from $6.0 million for the comparable prior year six month period. Domestic ophthalmology sales increased during this period mainly as a result of $1.0 million in increased unit sales of visible laser systems, including the Millennium Endolase module. International ophthalmology sales decreased 2.8% to $2.4 million for the three months ended June 28, 2003 from $2.5 million for the comparable prior year three-month period. The decrease in international ophthalmology sales for this period was due mainly to $0.2 million in decreased unit sales of our infrared laser systems offset by $0.1 million in increased unit sales of our visible laser systems. For the six month periods ended June 28, 2003 and June 29, 2002 international ophthalmology sales remained at the same level at $4.7 million.

     Dermatology  Sales

     Dermatology sales decreased 19.3% to $1.4 million for the three months ended June 28, 2003 from $1.8 million for the three months ended June 29, 2002. Domestic dermatology sales decreased 31% to $1.1 million for the three month period ended June 28, 2003 from $1.5 million for the three month period ended June 29, 2002. The decrease in domestic dermatology sales was due primarily to a $0.3 million decrease in unit sales of products as well as a $0.2 million decrease in average selling prices of dermatology products. International dermatology sales increased from $0.2 million to $0.4 million for the three months ended June 28, 2003. This increase in international dermatology sales for this period was driven mainly by an increase of $0.2 million in unit sales of dermatology products. For the six months ended June 28, 2003 dermatology sales decreased 19.8% to $2.9 million from $3.6 million for the comparable prior year six-month period. Domestic dermatology sales decreased 19.8% to $2.2 million for the six months ended June 28, 2003 from $2.7 million for the comparable prior year six-month period. The decrease in domestic dermatology sales for this period was due mainly to a $0.2 million decrease in unit sales of products as well as to a $0.3 million decrease in average selling prices of dermatology products.

International dermatology sales decreased by $0.2 million to $0.7 million for the six months ended June 28, 2003 from $0.9 million for the comparable prior six-month period. The decrease in international dermatology sales for the six month period ended June 28, 2003 was driven mainly by decreased unit sales of dermatology products.

     Gross Profit. Our gross profit was $3.1 million, and 42% as a percentage of net sales, for both of the three month periods ended June 28, 2003 and June 29, 2002. For the six months ended June 28, 2003, gross profit as a percentage of net sales increased slightly to 43.4% as compared to 43.1% for the six months ended June 29, 2002. For the six month period ended June 28, 2003, the increase in gross profit as a percentage of net sales was primarily due to a beneficial impact of 1.0% related to decreased direct product costs and product mix, a net beneficial impact of 0.8% related to lower warranty charges, offset by 0.8% for decreased average selling prices and increased overhead costs of 0.7%. Although increasing competition has continued to result in reduced average selling prices for some of our products, we intend to continue our efforts to reduce inventory and the overall cost of manufacturing and thereby mitigate the impact of price reductions on our gross profit. See "-Factors that May Affect Future Results - If We Cannot Increase Our Sales Volumes, Reduce Our Costs or Introduce Higher Margin Products to Offset Anticipated Reductions in the Average Unit Selling Price of our Products, Our Operating Results May Suffer." Overall, we expect our gross profit margins to continue to fluctuate due to changes in the relative proportions of domestic and international sales, mix of sales of existing products, pricing, product costs and a variety of other factors. See "-Factors That May Affect Future Results - Our Operating Results May Fluctuate from Quarter to Quarter and Year to Year."

     Research and Development. For the three months ended June 28, 2003, our research and development expenses of $1.0 million decreased by $0.3 million or 20.7% from $1.3 million for the three months ended June 29, 2002. Likewise, research and development expenses decreased as a percentage of net sales to 14.1% for the three months ended June 28, 2003 from 17.8% for the comparable prior year three-month period. The decrease in research and development expense in absolute dollars and as a percentage of net sales for the three month period ended June 28, 2003 was due primarily to $0.2 million in reduced payroll costs associated with a reduction in force in June 2002 and a $0.1 million decrease in new project spending. For the six month period ended June 28, 2003 research and development expense decreased 19.0% to $2.0 million from $2.5 million for the comparable prior year six month period. As a percentage of net sales research and development expense decreased to 13.6% from 17.1% for the comparable prior year six month period. The decrease in research and development expense in absolute dollars and as a percentage of sales for the six month period ended June 28, 2003 was due primarily to $0.3 million of reduced payroll costs associated with a reduction in force in June 2002, $0.1 million in decreased new project spending and $0.1 million in decreased clinical spending.

     Sales, General and Administrative. Our sales, general and administrative expenses increased by 2.1% to $2.6 million for the three months ended June 28, 2003 from $2.5 million for the three months ended June 29, 2002. As a percentage of net sales, sales, general and administrative expenses increased to 34.5% for the three months ended June 28, 2003 from 33.7% for the comparable prior year three-month period. The increase in sales, general and administrative expense in absolute dollars and as a percentage of sales for the three month period ending June 28, 2003 was due primarily to $0.1 million in increased non-commission related selling activities, a $0.1 million net increase in administrative spending, which included consulting, insurance and accounting fees, offset by a $0.1 million decrease in marketing and administrative payroll costs associated with a reduction in force in June 2002. For the six months ended June 28, 2003, sales, general and administrative expenses increased by 4.8% to $5.0 million from $4.8 million for the comparable period in 2002. Sales, general and administrative expenses as a percentage of net sales increased to 34.3% for the six months ended June 28, 2003 from 33.3% for the comparable period in 2002. The increase in absolute dollars and as a percentage of net sales for the six month period ended June 28, 2003 was due primarily to $0.2 million in increased non-commission related selling activities, a $0.2 million increase in administrative spending associated with consulting, insurance and accounting fees, offset by a $0.2 million decrease in reduced marketing and administrative personnel costs associated with a reduction in force in June 2002.

     Interest and Other Income, net. For the three months ended June 28, 2003, we realized net interest and other income of $0.05 million, which was at the same level as the comparable quarter in 2002. For the six months ended June 29, 2003, net interest and other income was $0.1 million and at approximately the same level as the six month period ended June 29, 2002.

     Income Taxes. The effective income tax rate for the three month periods ending June 28, 2003 and June 29, 2002 was 32%. The tax rates for these periods was lower than the Federal and State combined statutory rate of 40% because of certain tax benefits associated with tax credits for research and development activities.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At June 28, 2003, our primary sources of liquidity included cash and cash equivalents and available-for-sale securities in the aggregate amount of $13.1 million. In addition, we have available $4.0 million under our unsecured line of credit which bears interest at the bank's prime rate and expires in October 2003. As of June 28, 2003, no borrowings were outstanding under this credit facility. We expect to renew the line of credit in October 2003 assuming that the terms continue to be acceptable.

     During the six months ended June 28, 2003, we used $1.1 million in cash and cash equivalents. During this period, operating activities provided $1.8 million of cash. Sources of cash from operating activities included a decrease in net accounts receivable of $1.6 million, depreciation of $0.4 million, a decrease in net inventories of $0.4 million and an increase in accounts payable of $0.2 million, offset in part, by uses of cash including a net loss of $0.4 million, an increase in prepaid expenses of $0.3 million and a decrease in accrued expenses of $0.1 million. The decrease in accounts receivable and inventories resulted from focused asset management efforts to increase our cash position. We will continue to place a high priority on our asset management efforts to further increase our cash position. The increase in prepaid expenses related to a prepayment to a supplier of a product that we distribute.

     Investing activities used $2.8 million in cash and cash equivalents during the six months ended June 28, 2003, primarily due to net purchases of available for sale securities of $2.7 million and $0.2 million for the acquisition of property and equipment.

     Net cash provided by financing activities during the six months ended June 28, 2003 was $21,000 which resulted from the issuance of common stock.

     We believe that, based on current estimates, our cash, cash equivalents and available-for-sale securities together with cash generated from operations and our credit facility will be sufficient to meet our anticipated cash requirements for the next 12 months. However, if the current economic downturn remains protracted, we may need to expend our cash reserves to fund our operations. Our liquidity could be negatively affected by a decline in demand for our products, the need to invest in new product development or reductions in spending by our customers as a result of the continuing economic downturn or other factors. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us. See "-Factors That May Affect Future Results - We May Need Additional Capital, which May Not Be Available, and Our Ability to Grow may be Limited as a Result."

CRITICAL  ACCOUNTING  POLICIES

     The Company's significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 28, 2002 which was filed with the Securities and Exchange Commission on March 28, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. We do not expect the adoption of SFAS No. 150 to have a significant impact on our financial position or results of operations

FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS

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

     We Face Strong Competition in Our Markets and Expect the Level of Competition to Grow in the Foreseeable Future. Competition in the market for devices used for ophthalmic and dermatology treatments is intense and is expected to increase. This market is also characterized by rapid technological innovation and change and our products could be rendered obsolete as a result of future innovations. Our competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. Our principal competitors in ophthalmology are Lumenis Ltd., Nidek, Inc., Carl Zeiss, Inc., Alcon Inc. and Quantel. All of these companies currently offer a competitive semiconductor-based laser system in ophthalmology. Our principal competitors in dermatology are Lumenis Ltd., Laserscope, Candela Corporation and Altus Medical Inc and Palomar Technologies Some competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. Some companies also have greater name recognition than we do and long-standing customer relationships. In addition to other companies that manufacture photocoagulators, we compete with pharmaceuticals, other technologies and other surgical techniques. Some medical companies, academic and research institutions, or others, may develop new technologies or therapies that are more effective in treating conditions targeted by us or are less expensive than our current or future products. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

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

     Our Business Has Been Adversely Impacted By the Worldwide Economic Slowdown and Related Uncertainties. Weaker economic conditions worldwide have contributed to the continued slowdown in our business in general. This has resulted in reduced demand for some of our products, excess manufacturing capacity under current market conditions and higher overhead costs, as a percentage of revenue. In particular, demand for our dermatology products, such as the Apex 800, has been impacted. Recent political and social turmoil in many parts of the world may continue to adversely impact global economic conditions. These political, social and economic conditions and related economic uncertainties make it difficult for us, our customers and our distributors to forecast orders and sales of our products and, accordingly, plan future business activities. This level of uncertainty strongly challenges our ability to operate profitably or grow our business. If the economic or market conditions continue to further deteriorate, this may have a material adverse impact on our financial position, results of operation and cash flows.

     If We Cannot Increase Our Sales Volumes, Reduce Our Costs or Introduce Higher Margin Products to Offset Anticipated Reductions in the Average Unit Price of Our Products, Our operating Results May Suffer. We have experienced declines in the average unit price of our products and expect to continue to suffer from declines in the future. The average unit price of our products may decrease in the future in response to changes in product mix, competitive pricing pressures, new product introductions by us or our competitors or other factors. If we are unable to offset the anticipated decrease in our average selling prices by increasing our sales volumes, our net revenues will decline. In addition, to maintain our gross margins, we must continue to reduce the manufacturing cost of our products and contain our operating costs. We will continue to place a high priority on our cost containment and asset management efforts. Additional measures to contain costs and reduce expenses may be undertaken if revenues and market conditions do not improve. Further, should average unit prices of our current products decline, we must develop and introduce new products and product enhancements with higher margins. If we cannot maintain our gross margins, our business could be seriously harmed, particularly if the average selling price of our products decreases significantly without a corresponding increase in sales. If we are unable to contain costs and manage our assets, our operating results could be harmed and our liquidity and capital resources adversely affected.

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

     We Depend on International Sales for a Significant Portion of Our Operating Results. We derive, and expect to continue to derive, a large portion of our revenue from international sales. For the three months ended June 28, 2003, our international sales were $2.8million or 37.1% of total sales. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. None of our international revenues and costs have been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. The factors stated above could have a material adverse effect on our business, financial condition or results of operations. Our international operations and sales are subject to a number of risks including:

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

     Our Operating Results May be Adversely Affected by Changes in Third Party Coverage and Reimbursement Policies and any Uncertainty Regarding Healthcare Reform Measures. Our ophthalmology products are typically purchased by doctors, clinics, hospitals and other users, which bill various third-party payers, such as governmental programs and private insurance plans, for the health care services provided to their patients. Third-party payers are increasingly scrutinizing and challenging the coverage of new products and the level of reimbursement for covered products. Doctors, clinics, hospitals and other users of our products may not obtain adequate reimbursement for use of our products from third-party payers. While we believe that the laser procedures using our products have generally been reimbursed, payers may deny coverage and reimbursement for our products if they determine that the device was not reasonable and necessary for the purpose used, was investigational or was not cost-effective. In addition, third party payers may not initiate coverage of new procedures using our products for a significant period. For example, in September 2000, the Center for Medicare and Medicaid Services, or CMS, advised that claims for reimbursement for certain age related macular degeneration (AMD) procedures which use our OcuLight SLx laser system, could be submitted for reimbursement, with coverage and payment to be determined by the local medical carriers at their discretion. To date, only three carriers-Noridian Mutual Insurance, which is the CMS Part B Carrier for Alaska, Arizona, Colorado, Hawaii, Iowa, Nevada, North Dakota, Oregon, South Dakota, Washington and Wyoming; Cigna, which is the carrier for North Carolina, Tennessee and Idaho; and National Heritage Insurance, which is the carrier for California-have made coverage decisions approving the use of the Transpupillary Thermotherapy, or TTT protocol for the treatment of wet AMD. No other carriers have approved reimbursement of such AMD procedures using the OcuLight SLx, and domestic sales of the OcuLight SLx laser system continue to be limited until more local medical carriers reimburse for performing such AMD procedures or until CMS advises that claims for these procedures may be submitted directly to CMS at the national level.

     Changes in government legislation or regulation or in private third-party payers' policies toward reimbursement for procedures employing our products may prohibit adequate reimbursement. There have been a number of legislative and regulatory proposals to change the healthcare system, reduce the costs of healthcare and change medical reimbursement policies. Doctors, clinics, hospitals and other users of our products may decline to purchase our products to the extent there is uncertainty regarding reimbursement of medical procedures using our products and any healthcare reform measures. Further proposed legislation, regulation and policy changes affecting third party reimbursement are likely. We are unable to predict what legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation may have on us. However, denial of coverage and reimbursement of our products would have a material adverse effect on our business, results of operations and financial condition.

     We are Dependent on the Successful Outcome of Clinical Trials of Our Products and New Applications Using Our Products. Our success will depend in part on the successful outcome of clinical trials of our products and new applications using our products. Clinical trials are long, expensive and uncertain processes. We are currently supporting several ongoing clinical trials, including, for example, the TTT4CNV clinical trial. The TTT4CNV clinical trial is a multi-center, prospective, placebo-controlled, randomized trial conducted at 22 centers in the United States. This clinical trial is a post marketing study performed within the FDA cleared indications of the OcuLight SLx and is being conducted to determine whether TTT laser treatment using our OcuLight SLx infrared laser system and Large Spot Slit Lamp Adapter can reduce the risk of vision loss for patients with wet AMD. In order to successfully commercialize the use of our OcuLight SLx for TTT procedures, we must be able to, among other things, demonstrate with substantial evidence from well-controlled clinical trials where TTT procedures using the Oculight SLx product are both safe and effective. This process may take a number of years. In March 2003, we announced that the Executive Committee for the TTT4CNV clinical trial accepted the recommendations of the independent Data and Safety Monitoring Committee that an adequate number of patients were enrolled to detect a clinically relevant difference between outcomes in TTT-treated eyes and patients not being treated. We cannot assure you that results from the TTT4CNV clinical trial will prove to be successful. If the future results of the TTT4CNV clinical trial or any other clinical trial regarding our products fails to validate the safety and effectiveness of treatments using our products, our ability to generate revenues from new products or new applications using our products would be adversely affected and our business would be harmed.

     Our Operating Result May Fluctuate from Quarter to Quarter and Year to Year. Our sales and operating results may vary significantly from quarter to quarter and from year to year in the future. Our operating results are affected by a number of factors, many of which are beyond our control. Factors contributing to these fluctuations include the following:

     -    General  economic  uncertainties  and  political  concerns;

     - The timing of the introduction and market acceptance of new products, product enhancements and new applications;

     - Changes in demand for our existing line of dermatology and ophthalmic products;

     - The cost and availability of components and subassemblies, including the ability of our sole or limited source suppliers to deliver components at the times and prices that we have planned;

     - Fluctuations in our product mix between dermatology and ophthalmic products and foreign and domestic sales;

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

We Rely on Our Direct Sales Force and Network of International Distributors to Sell Our Products and any Failure to Maintain Our Direct Sales Force and Distributor Relationships Could Harm Our Business. Our ability to sell our products and generate revenue depends upon our direct sales force within the United States and relationships with independent distributors outside the United States. As of June 28, 2003 our direct sales force consisted of 15 employees and we maintained relationships with 50 independent distributors internationally selling our products into 107 countries. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are entirely dependent on the efforts of these third parties. If any distributor breaches or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory would be adversely affected.

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

     We Depend on Collaborative Relationships to Develop, Introduce and Market New Products, Product Enhancements and New Applications. We have entered into collaborative relationships with academic medical centers and physicians in connection with the research and development and clinical testing of our products. We plan to collaborate with third parties to develop and commercialize existing and new products. In October 2002, we announced our collaboration with Bausch & Lomb to design and manufacture a solid-state green wavelength (532) nm) laser photocoagulator module, called the Millennium
Endolase module. The Millennium Endolase module is designed to be a component of Bausch & Lomb's ophthalmic surgical suite product offering and is not expected to be sold as a stand-alone product. Sales of the Millennium Endolase module are dependent upon the actual order rate from and shipment rate to Bausch & Lomb, which depends on the efforts of our partner and is beyond our control. We cannot assure you that our relationship with Bausch & Lomb will result in further sales of our Millennium Endolase module. Our collaborators may not pursue further development and commercialization of products resulting from collaborations with us or may not devote sufficient resources to the marketing and sale of such products. Traditionally, our reliance on others for clinical development, manufacturing and distribution of our products may result in unforeseen problems. Further, our collaborative partners may develop or pursue alternative technologies either on their own or in collaboration with others. If a collaborator elects to terminate its agreement with us, our ability to develop, introduce, market and sell the product may be significantly impaired and we may be forced to discontinue altogether the product resulting from the collaboration. We may not be able to negotiate alternative collaboration agreements on acceptable terms, if at all. The failure of any current or future collaboration efforts could have a material adverse effect on our ability to introduce new products or applications and therefore could have a material adverse effect on our business, results of operations and financial condition.

     We Rely on Patents and Proprietary Rights to Protect our Intellectual Property and Business. Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued fourteen United States patents and two foreign patents on the technologies related to our products and processes. We have approximately five pending patent applications in the United States and six foreign pending patent applications that have been filed. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.

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

     The laser and medical device industry is characterized by frequent litigation regarding patent and other intellectual property rights. Companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. Numerous patents are held by others, including academic institutions and our competitors. Until recently patent applications were maintained in secrecy in the United States until the patents issued. Patent applications filed in the United States after November 2000 generally will be published eighteen months after the filing date. However, since patent applications continue to be maintained in secrecy for at least some period of time, both within the United States and with regards to international patent applications, we cannot assure you that our technology does not infringe any patents or patent applications held by third parties. We have, from time to time, been notified of, or have otherwise been made aware of, claims that we may be infringing upon patents or other proprietary intellectual property owned by others. If it appears necessary or desirable, we may seek licenses under such patents or proprietary intellectual property. Although patent holders commonly offer such licenses, licenses under such patents or intellectual property may not be offered or the terms of any offered licenses may not be reasonable.

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

     We Are Subject To Government Regulation Which May Cause Us to Delay or Withdraw the Introduction of New Products or New Applications for Our Products. The medical devices that we market and manufacture are subject to extensive regulation by the FDA and by foreign and state governments. Under the Federal Food, Drug and Cosmetic Act and the related regulations, the FDA regulates the design, development, clinical testing, manufacture, labeling, sale, distribution and promotion of medical devices. Before a new device can be introduced into the market, the product must undergo rigorous testing and an extensive regulatory approval process implemented by the FDA under federal law. A device manufacturer must obtain market clearance through either the 510(k) premarket notification process or the lengthier premarket approval application process. Depending upon the type, complexity and novelty of the device and the nature of the disease or disorder to be treated, the FDA process can take several years, require extensive clinical testing and result in significant expenditures. Even if regulatory approval is obtained, later discovery of previously unknown safety issues may result in restrictions on the product, including withdrawal of the product from the market. Other countries also have extensive regulations regarding clinical trials and testing prior to new product introductions. Our failure to obtain government approvals or any delays in receipt of such approvals would have a material adverse effect on our business, results of operations and financial condition.

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

     In addition, we are also subject to varying product standards, packaging requirements, labeling requirements, tariff regulations, duties and tax requirements. As a result of our sales in Europe, we are required to have all products "CE" registered, an international symbol affixed to all products demonstrating compliance with the European Medical Device Directive and all applicable standards. While currently all of our released IRIS Medical and IRIDERM products are products are CE registered, continued registration is based on successful review of the process by our European Registrar during their annual audit. Any loss of registration would have a material adverse effect on our business, results of operations and financial condition.

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

     We May Need Additional Capital, which May Not Be Available, and Our Ability to Grow May be Limited as a Result. We believe that our existing cash balances, available-for-sale securities, credit facilities and cash flow expected to be generated from future operations will be sufficient to meet our capital requirements at least through the next 12 months. However, we may be required, or could elect, to seek additional funding prior to that time. The development and marketing of new products and associated support personnel requires a significant commitment of resources. If cash from available sources is insufficient, we may need additional capital, which may not be available on favorable terms, if at all. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. Any inability to raise additional capital when we require it would seriously harm our business.

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

     Interest Rate Risk. We are subject to interest rate risks on cash and cash equivalents, available-for-sale marketable securities and any future financing requirements. Interest rate risks related to marketable securities are managed by managing maturities in our marketable securities portfolio. We have no long-term debt as of June 28, 2003.

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

ITEM 4.  CONTROLS  AND  PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"), our President and Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer and Senior Vice President, Finance and Administration, who is our principal financial officer, performed an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15(d)-14(c) of the Securities and Exchange Act of 1934, as amended). Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer and Senior Vice President Finance and Administration concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that material information about IRIDEX Corporation and our consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report was being prepared.

CHANGES  IN  INTERNAL  CONTROLS

     There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART  II.  OTHER  INFORMATION

ITEM  1.   LEGAL  PROCEEDINGS
None.

ITEM  2.   CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
None.

ITEM  3.   DEFAULTS  UPON  SENIOR  SECURITIES
None.

ITEM  4.   SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS

     Our Annual Meeting of Stockholders was held on June 4, 2003 in Mountain View, California. Of the 6,919,285 shares outstanding as of the record date, 6,386,168 were present or represented by proxy at the meeting. The results of the voting on the matters submitted to the stockholders are as follows:

     1. To elect six (6) directors to serve for the ensuing year or until their successors are duly elected and qualified.

             Name                  Votes For               Votes Withheld
      -------------------         -----------            ------------------
      Theodore Boutacoff           5,864,360                  521,808

      James L. Donovan             5,864,360                  521,808

      John M. Nehra                5,903,060                  483,108

      Donald L. Hammond            5,963,660                  422,508

      Joshua Makower, M.D.         5,963,660                  422,508

      Robert K. Anderson           5,393,329                  992,839

     2. To approve an amendment to the 1998 Stock Plan to increase the number of shares of common stock reserved for issuance thereunder from 1,230,000 shares to 1,500,000 shares.

                  Votes for:                       2,721,044

                  Votes against:                   1,591,431

                  Votes abstaining:                   20,275

     3. To approve an amendment to the 1995 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance thereunder from 370,000 shares to 430,000 shares.

                  Votes for:                       3,487,364

                  Votes against:                     828,611

                  Votes abstaining:                   16,775

     4. To ratify the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending January 3, 2004.

                  Votes for:                       6,374,988

                  Votes against:                       6,745

                  Votes abstaining:                    4,435

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

ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K
(a)  Exhibits

     10.1 Change of Control Agreement, effective as of May 19, 2003, entered into by and between the Registrant and Larry Tannenbaum, Chief Financial Officer
     99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  Reports  on  Form  8-K

     The Company filed a report on Form 8-K on May 13, 2003 relating to a press release regarding the Company's financial results for the fiscal quarter ended March 29, 2003.

     The Company filed a report on Form 8-K on July 22, 2003 relating to a press release regarding the Company's financial results for the fiscal quarter ended June 28, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  IRIDEX  Corporation
                                  (Registrant)

     Date:  August  12,  2003         By: /s/   Larry  Tannenbaum
                                         -----------------------
                                      Larry Tannenbaum
                                           Chief Financial Officer, Senior Vice
                                           President of Finance and
                                           Administration  and  Secretary
                                           (Principal Financial and
                                           Accounting Officer)


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

     Date:  August  12,  2003

                                   By:  /s/  Theodore  A.  Boutacoff
                                   Name:  Theodore  A.  Boutacoff
                                   Title: President and Chief Executive Officer
                                   (Principal  Executive  Officer)

I,  Larry  Tannenbaum,  certify  that:

1.   I have reviewed this quarterly report on Form 10-Q of IRIDEX Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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


Date: August 12, 2003

                                    By:  /s/  Larry  Tannenbaum
                                    Name:  Larry  Tannenbaum
                                    Title: Chief Financial Officer, Senior Vice
                                    President of Finance and
                                    Administration  and  Secretary
                                    (Principal Financial and Accounting Officer)