Form 10-Q
period 2003-09-27
IRIDEX CORP
filed 2003-11-12
CIK 1006045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from             to

                         Commission File Number: 0-27598

                               IRIDEX CORPORATION

             (Exact name of registrant as specified in its charter)

           Delaware                                        77-0210467
           --------                                        ----------
  (State or other jurisdiction                         (I.R.S. employer
of incorporation or organization)                     identification No.)


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

                   (1) Yes [X]  No [ ]; (2) Yes [X]  No [ ]

The number of shares of common stock, $.01 par value, issued and outstanding as of November 5, 2003 was 6,960,095.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

                               IRIDEX CORPORATION


                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

          Condensed Consolidated Balance Sheets as of September 27,
          2003 and December 28, 2002                                           3

          Condensed Consolidated Statements of Operations for the
          three and nine months ended September 27, 2003 and September
          28, 2002                                                             4

          Condensed Consolidated Statements of Cash Flows for the nine
          months ended September 27, 2003 and September 28, 2002               5

          Condensed Consolidated Statements of Comprehensive Income
          (Loss) for the three and nine months ended September 27,
          2003 and September 28, 2002                                          6

          Notes to Condensed Consolidated Financial Statements                 7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS                                               13

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          29

ITEM 4.   CONTROLS AND PROCEDURES                                             30


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                   30

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                           31

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                     31

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                   31

ITEM 5.   OTHER INFORMATION                                                   31

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                    31

SIGNATURE                                                                     33

PART I.  FINANCIAL INFORMATION

Item  1.  Condensed  Consolidated  Financial  Statements
--------------------------------------------------------



                               IRIDEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                  SEPTEMBER 27,    DECEMBER 28,
                                                 ---------------  --------------
                                                      2003             2002
                                                 ---------------  --------------
                                                   (unaudited)
                         ASSETS
                         ------
Current assets:
  Cash and cash equivalents . . . . . . . . . .  $        7,800   $       9,186
  Available-for-sale securities . . . . . . . .           7,142           2,356
  Accounts receivable, net. . . . . . . . . . .           6,225           8,037
  Inventories . . . . . . . . . . . . . . . . .           9,447          10,725
  Prepaids and other current assets . . . . . .             930             751
                                                 ---------------  --------------
    Total current assets. . . . . . . . . . . .          31,544          31,055
  Property and equipment, net . . . . . . . . .             662             950
  Deferred income taxes . . . . . . . . . . . .           2,267           2,267
                                                 ---------------  --------------
    Total assets. . . . . . . . . . . . . . . .  $       34,473   $      34,272
                                                 ===============  ==============

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . .  $          876   $         657
  Accrued expenses. . . . . . . . . . . . . . .           3,431           3,417
                                                 ---------------  --------------
    Total liabilities . . . . . . . . . . . . .           4,307           4,074
                                                 ---------------  --------------

Stockholders' equity:
  Common stock. . . . . . . . . . . . . . . . .              70              70
  Additional paid-in capital. . . . . . . . . .          23,723          23,631
  Accumulated other comprehensive income (loss)              (1)              3
  Treasury stock. . . . . . . . . . . . . . . .            (430)           (430)
  Retained earnings . . . . . . . . . . . . . .           6,804           6,924
                                                 ---------------  --------------
    Total stockholders' equity. . . . . . . . .          30,166          30,198
                                                 ---------------  --------------
    Total liabilities and stockholders' equity.  $       34,473   $      34,272
                                                 ===============  ==============




    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                    IRIDEX CORPORATION
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                       (UNAUDITED)

                                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                       SEPTEMBER 27,    SEPTEMBER 28,     SEPTEMBER 27,    SEPTEMBER 28,
                                                           2003             2002              2003             2002
                                                      ---------------  ---------------  ----------------  ---------------
Sales. . . . . . . . . . . . . . . . . . . . . . . .  $         8,267  $        6,717   $        22,928   $       21,113
Cost of sales. . . . . . . . . . . . . . . . . . . .            4,678           3,705            12,981           11,895
                                                      ---------------  ---------------  ----------------  ---------------
    Gross profit . . . . . . . . . . . . . . . . . .            3,589           3,012             9,947            9,218
                                                      ---------------  ---------------  ----------------  ---------------

Operating expenses:
  Research and development . . . . . . . . . . . . .              975             919             2,972            3,384
  Sales, general and administrative. . . . . . . . .            2,402           2,098             7,430            6,897
                                                      ---------------  ---------------  ----------------  ---------------
Total operating expenses . . . . . . . . . . . . . .            3,377           3,017            10,402           10,281
                                                      ---------------  ---------------  ----------------  ---------------

Income (loss) from operations. . . . . . . . . . . .              212              (5)             (455)          (1,063)
  Interest and other income (expense), net . . . . .               49             (31)              154               66
                                                      ---------------  ---------------  ----------------  ---------------
Income (loss) before benefit from income taxes . . .              261             (36)             (301)            (997)
  Benefit from income taxes. . . . . . . . . . . . .                0             242               181              549
                                                      ---------------  ---------------  ----------------  ---------------
Net income (loss). . . . . . . . . . . . . . . . . .  $           261             206   $          (120)            (448)
                                                      ===============  ===============  ================  ===============

Basic net income (loss) per common share . . . . . .  $          0.04  $         0.03   $         (0.02)  $        (0.07)
                                                      ===============  ===============  ================  ===============
Diluted net income (loss) per common share . . . . .  $          0.04  $         0.03   $         (0.02)  $        (0.07)
                                                      ===============  ===============  ================  ===============

Shares used in per common share basic
  calculations . . . . . . . . . . . . . . . . . . .            6,933           6,875             6,922            6,858
                                                      ===============  ===============  ================  ===============
Shares used in per common share diluted
  calculations . . . . . . . . . . . . . . . . . . .            7,043           6,938             6,922            6,858
                                                      ===============  ===============  ================  ---------------




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                  IRIDEX CORPORATION
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (IN THOUSANDS)
                                                     (UNAUDITED)


                                                                                          NINE MONTHS ENDED
                                                                                     SEPTEMBER 27,     SEPTEMBER 28,
                                                                                         2003              2002
                                                                                   ----------------  ----------------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          (120)  $          (448)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . .              561               652
    Provision for doubtful accounts . . . . . . . . . . . . . . . . . . . . . . .               35               (56)
    Provision for inventories . . . . . . . . . . . . . . . . . . . . . . . . . .              348                18
    Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -              (555)
    Changes in operating assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,777               832
      Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              930               825
      Prepaids and other current assets . . . . . . . . . . . . . . . . . . . . .             (179)              171
      Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              219              (381)
      Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               14               278
                                                                                   ----------------  ----------------
    Net cash provided by operating activities . . . . . . . . . . . . . . . . . .            3,585             1,336
                                                                                   ----------------  ----------------

Cash flows provided by (used in) investing activities:
  Purchases of available-for-sale securities. . . . . . . . . . . . . . . . . . .           (6,640)           (3,075)
  Proceeds from maturity of available-for-sale securities . . . . . . . . . . . .            1,850             4,489
  Acquisition of property and equipment . . . . . . . . . . . . . . . . . . . . .             (273)             (189)
                                                                                   ----------------  ----------------
    Net cash provided by (used in) investing activities . . . . . . . . . . . . .           (5,063)            1,225
                                                                                   ----------------  ----------------

Cash flows from financing activities:
  Issuance of common stock, net . . . . . . . . . . . . . . . . . . . . . . . . .               92               201
                                                                                   ----------------  ----------------
    Net cash provided by financing activities . . . . . . . . . . . . . . . . . .               92               201
                                                                                   ----------------  ----------------
      Net increase (decrease) in cash and cash equivalents. . . . . . . . . . . .           (1,386)            2,762

Cash and cash equivalents at beginning of period. . . . . . . . . . . . . . . . .            9,186             4,613
                                                                                   ----------------  ----------------

Cash and cash equivalents at end of period. . . . . . . . . . . . . . . . . . . .  $         7,800   $         7,375
                                                                                   ================  ================


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Change in unrealized losses on available-for-sale securities
                                                                                   $            (4)  $             -
                                                                                   ================  ================




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                           IRIDEX CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                             (IN THOUSANDS)
                                               (UNAUDITED)


                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                        SEPTEMBER 27,   SEPTEMBER 28,    SEPTEMBER 27,    SEPTEMBER 28,
                                             2003            2002            2003             2002
                                        --------------  --------------  ---------------  ---------------
Net income (loss). . . . . . . . . . .  $          261  $          206  $         (120)  $         (448)
Other comprehensive income (loss):
  Change in unrealized gain (loss) on
    available-for-sale securities. . .               -               5              (4)               -
                                        --------------  --------------  ---------------  ---------------

Comprehensive income (loss). . . . . .  $          261  $          211  $         (124)  $         (448)
                                        ==============  ==============  ===============  ===============




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

     The condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 28, 2003. The results of operations for the three and nine month periods ended September 27, 2003 are not necessarily indicative of the results for the year ending January 3, 2004 or any future interim period.

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     The Company's significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 28, 2002 which was filed with the Securities and Exchange Commission on March 28, 2003. The Company's significant accounting policies have not materially changed as of September 27, 2003.

3.   WARRANTY

     The Company accrues for an estimated warranty cost upon shipment of products in accordance with SFAS No. 5, "Accounting for Contingencies." Actual warranty costs incurred have not materially differed from those accrued. The Company's warranty policy is effective for shipped products which are considered defective or fail to meet the product specifications. Warranty costs are reflected in the statement of operations as a cost of sales. A reconciliation of the changes in the Company's warranty liability for the nine months ending September 27, 2003 follows (in thousands):

Balance at the beginning of the period            $ 717
Accruals for warranties issued during the period    483
Settlements made in kind during the period         (513)
                                                  ------
Balance at the end of the period                  $ 687
                                                  ======

4.   BORROWING  ARRANGEMENTS

     In October 2003, we have extended an existing revolving line of credit agreement with a bank. The line of credit which expires in October 2004 provides for borrowing of up to $4.0 million at the bank's prime rate. The agreement contains restrictive covenants including prohibiting payments of dividends without the bank's prior consent. There were no borrowings against the line of credit at September 27, 2003.

5.   COMMITMENTS  AND  CONTINGENCIES

     Lease  Agreements

     We lease our operating facilities under a noncancelable operating lease. In September 2003, we entered into a lease amendment for our facilities in Mountain View. The original lease term of this facility, which ended in February 2004, was amended and extended until February 2009. The lease agreement was also amended to grant us an option to renew this lease for an additional five year period beginning 2009 until 2014 at a base monthly rental amount to be negotiated at the time of the renewal.

     Future minimum lease payments under current operating leases are summarized as follows (in thousands):

     Fiscal Year         Operating Lease Payments
     -----------         ------------------------

         2004                  $   474
         2005                      390
         2006                      402
         2007                      416
         2008 and after            501
                               -------
                               $ 2,183
                               =======

6.   ACCOUNTING  FOR  STOCK-BASED  COMPENSATION

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

     The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Issue ("EITF") No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees, or in Conjunction with Selling Goods and Services." Stock-based compensation expense related to stock options granted to non-employees is recognized on a straight-line basis as the stock options are earned. The stock-based compensation expense will fluctuate as the deemed fair market value of the common stock fluctuates. There were no equity instruments issued to non-employees during the three and nine months ended September 27, 2003.

     The following table provides a reconciliation of net income (loss) to pro forma net (income) loss as if the fair value method had been applied to all employee awards (in thousands, except per share data):

                                                   Three Months Ended                 Nine Months Ended
                                             --------------------------------  --------------------------------
                                              September 27,    September 28,    September 27,    September 28,
                                             ---------------  ---------------  ---------------  ---------------
                                                  2003             2002             2003             2002
                                             ---------------  ---------------  ---------------  ---------------
Net income (loss), as reported               $          261   $          206   $         (120)  $         (448)

Add:  Total stock based compensation
expense determined under fair value based
method for all awards to employees                      (83)            (128)            (304)            (408)
                                             ---------------  ---------------  ---------------  ---------------
Pro forma net income (loss)                  $          178   $           78   $         (424)  $         (856)
                                             ===============  ===============  ===============  ===============
Basic and diluted net income (loss) per
common share:

As reported                                  $         0.04   $         0.03   $        (0.02)  $        (0.07)
                                             ===============  ===============  ===============  ===============
Pro forma                                    $         0.03   $         0.01   $        (0.06)  $        (0.12)
                                             ===============  ===============  ===============  ===============


7.   INVENTORIES  (IN  THOUSANDS):

     Inventories are stated at the lower of cost or market. Cost is based on actual sales computed on a first in, first out basis. The components of inventories consist of the following:


                                      SEPTEMBER 27,  DECEMBER 28,
                                          2003           2002
                                     --------------  -------------
                                       (unaudited)
Raw materials and work in progress.  $        5,083  $       6,511
Finished goods. . . . . . . . . . .           4,364          4,214
                                     --------------  -------------
Total inventories . . . . . . . . .  $        9,447  $      10,725
                                     ==============  =============


8.   COMPUTATIONS  OF  NET  INCOME  (LOSS)  PER  COMMON  SHARE

     Basic and diluted net income (loss) per common share are computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per common share excludes potential common stock if their effect is anti-dilutive. Potential common stock consists of incremental common shares issuable upon the exercise of stock options. A reconciliation of the numerator and denominator of net income (loss) per common share is as follows (in thousands, except share data):

                                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                        SEPTEMBER 27,   SEPTEMBER 28,    SEPTEMBER 27,    SEPTEMBER 28,
                                                            2003             2002            2003             2002
                                                       ---------------  --------------  ---------------  ---------------
                                                                 (unaudited)                      (unaudited)
Numerator
Net income (loss) . . . . . . . . . . . . . . . . . .  $           261  $          206  $         (120)  $         (448)
Denominator - Basic
  Weighted average common stock outstanding . . . . .            6,933           6,875           6,922            6,858
                                                       ===============  ==============  ===============  ===============
Basic income (loss) per share . . . . . . . . . . . .  $          0.04  $         0.03  $        (0.02)  $        (0.07)
                                                       ===============  ==============  ===============  ===============

Denominator - Diluted
  Weighted average common stock outstanding . . . . .            6,933           6,875           6,922            6,858
Effect of dilutive securities
  Weighted average common stock options . . . . . . .              110              63               -                -
                                                       ---------------  --------------  ---------------  ---------------
Total weighted average stock and options outstanding.            7,043           6,938           6,922            6,858
                                                       ===============  ==============  ===============  ===============
Diluted income (loss) per share . . . . . . . . . . .  $          0.04  $         0.03  $        (0.02)  $        (0.07)
                                                       ===============  ==============  ===============  ===============

      During the three months ended September 27, 2003 and September 28, 2002 options to purchase 1,238,594 shares and 1,498,924 shares at weighted average exercise prices of $5.89 and $5.61 per share were outstanding, but were not included in the computations of diluted net income (loss) per common share because the exercise price of the related options exceeded the average market price of the common shares. For the nine month periods ended September 27, 2003 and September 28, 2002 options to purchase 2,000,040 shares and 1,751,893 shares at weighted average prices of $5.25 and $5.15 per share were outstanding but not included in the computations of diluted net loss per common share because their effect was antidilutive. These options could dilute earnings per share in future periods.

9.   BUSINESS  SEGMENTS  (UNAUDITED)

     We operate in two reportable segments: the ophthalmology medical device segment and the dermatology medical device segment. In both segments, we develop, manufacture and market medical devices. Our revenues arise from the sale of consoles, delivery devices, disposables and service and support activities.

     Information  on  reportable  segments  for  the three and nine months ended
September  27,  2003  and  September  28,  2002  is  as  follows (in thousands):

           Three Months Ended September 27, 2003   Three Months Ended September 28, 2002   Nine Months Ended September 27, 2003
           -------------------------------------   -------------------------------------   ---------------------------------------
           Ophthalmology   Dermatology    Total    Ophthalmology   Dermatology    Total    Ophthalmology   Dermatology     Total
              Medical        Medical                  Medical        Medical                  Medical        Medical
              Devices        Devices                  Devices        Devices                  Devices        Devices
---------  --------------  ------------  --------  --------------  ------------  --------  --------------  ------------  ---------

Sales      $        6,897  $      1,370  $ 8,267   $        5,416  $      1,301  $ 6,717   $       18,640  $      4,288  $ 22,928
---------  --------------  ------------  --------  --------------  ------------  --------  --------------  ------------  ---------
Direct
Cost
of Goods
Sold                2,493           835    3,328            1,713           562    2,275            6,506         2,222     8,728
---------  --------------  ------------  --------  --------------  ------------  --------  --------------  ------------  ---------
Direct
Gross
Margin              4,404           535    4,939            3,703           739    4,442           12,134         2,066    14,200
---------  --------------  ------------  --------  --------------  ------------  --------  --------------  ------------  ---------
Total
Unallo-
cated
Costs                                     (4,678)                                 (4,478)                                 (14,501)
---------  --------------  ------------  --------  --------------  ------------  --------  --------------  ------------  ---------
Pre-tax
income
(loss)                                       261                                     (36)                                    (301)
---------  --------------  ------------  --------  --------------  ------------  --------  --------------  ------------  ---------


            Nine Months Ended September 28, 2002
           ---------------------------------------
           Ophthalmology   Dermatology     Total
              Medical        Medical
              Devices        Devices
---------  --------------  ------------  ---------

Sales      $       16,172  $      4,941  $ 21,113
---------  --------------  ------------  ---------
Direct
Cost
of Goods
Sold                5,182         2,163     7,345
---------  --------------  ------------  ---------
Direct
Gross
Margin             10,990         2,778    13,768
---------  --------------  ------------  ---------
Total
Unallo-
cated
Costs                                     (14,765)
---------  --------------  ------------  ---------
Pre-tax
income
(loss)                                       (997)
---------  --------------  ------------  ---------

     Indirect costs of manufacturing, research and development, and selling, general and administrative costs are not allocated to the segments.

     The Company's assets and liabilities are not evaluated on a segment basis. Accordingly, no disclosure on segment assets and liabilities is provided.

10.  RECENT  ACCOUNTING  PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. In October 2003, the FASB deferred the implementation date by which all public companies must apply FIN 46. The FASB agreed to provide this deferral to allow time for certain implementation issues to be addressed through the issuance of a modification to FIN 46, and indicated that it expects to issue this modification in final form prior to the end of 2003. We do not expect the adoption of FIN 46 to have a material impact on our financial position or on our results of operations.

     In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," SFAS No. 149
requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45 Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, provisions of SFAS No. 149 should be applied prospectively. We do not expect the adoption of SFAS No. 149 to have a material impact on our financial position or on our results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability, or an asset in some circumstances. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We do not expect that the adoption of SFAS No. 150 to have a material impact on our financial position or on our results of operations.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to levels of future sales and operating results; expectations for future sales growth, generally, and the potential for production cost decreases and higher gross margins; anticipated inventory reductions and improvements from asset management efforts; levels of future investment in research and development efforts; favorable Center for Medicare and Medicaid coverage decisions regarding AMD procedures that use our products; results of clinical studies; development and introduction of new products to market, expected increases in competition and declines in average selling prices; general economic conditions and levels of international sales. In some cases, forward-looking statements can be identified by terminology, such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential," "continue," or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statement, including as a result of the factors set forth under "Factors That May Affect Future Operating Results" and other risks detailed in our Annual Report on Form10-K filed with the Securities and Exchange Commission on March 28, 2003 and detailed from time to time in our reports filed with the Securities and Exchange Commission. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this Form 10-Q. We undertake no obligation to update such forward-looking statements to reflect events or circumstances occurring after the date of this report.



RESULTS  OF  OPERATIONS

     The following table sets forth certain operating data as a percentage of sales (unaudited) for the periods indicated.

                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                      -------------------------------  ------------------------------
                                        SEPTEMBER 27,   SEPTEMBER 28,   SEPTEMBER 27,   SEPTEMBER 28,
                                            2003            2002            2003            2002
                                       --------------  --------------  --------------  --------------
Sales . . . . . . . . . . . . . . . .          100.0%          100.0%          100.0%          100.0%
Cost of sales . . . . . . . . . . . .           56.6            55.2            56.6            56.3
                                       --------------  --------------  --------------  --------------
  Gross profit. . . . . . . . . . . .           43.4            44.8            43.4            43.7
                                       --------------  --------------  --------------  --------------
Operating expenses:
  Research and development. . . . . .           11.8            13.7            13.0            16.0
  Sales, general and administrative .           29.0            31.2            32.4            32.7
                                       --------------  --------------  --------------  --------------
    Total operating expenses. . . . .           40.8            44.9            45.4            48.7
                                       --------------  --------------  --------------  --------------

Income (loss) from operations . . . .            2.6            (0.1)           (2.0)           (5.0)
  Interest and other income, net. . .            0.6            (0.4)            0.7             0.3
                                       --------------  --------------  --------------  --------------
Loss before benefit from income taxes            3.2            (0.5)           (1.3)           (4.7)
Benefit from income taxes . . . . . .            0.0             3.6             0.8             2.6
                                       --------------  --------------  --------------  --------------
Net income (loss) . . . . . . . . . .            3.2%            3.1%          (0.5)%          (2.1)%
                                       ==============  ==============  ==============  ==============

     The following table sets forth for the periods indicated the amount of sales for our operating segments and sales as a percentage of total sales.

                                 Three Months Ended                               Nine Months Ended
                   ----------------------------------------------  ----------------------------------------------
                     September 27, 2003      September 28, 2002      September 27, 2003      September 28, 2002
                   ----------------------  ----------------------  ----------------------  ----------------------
                    Amount    Percentage    Amount    Percentage    Amount    Percentage    Amount    Percentage
                               of total                of total                of total                of total
                                sales                   sales                   sales                   sales
                   --------  ------------  --------  ------------  --------  ------------  --------  ------------
    Domestic       $  5,222         63.2%  $  4,471         66.6%  $ 14,442         63.0%  $ 13,214         62.6%

    International     3,045         36.8%     2,246         33.4%     8,486         37.0%     7,899         37.4%

Total              $  8,267        100.0%  $  6,717        100.0%  $ 22,928        100.0%  $ 21,113        100.0%

Ophthalmology:

    Domestic       $  4,061         49.1%  $  3,175         47.3%  $ 11,111         48.5%  $  9,212         43.6%

    International     2,836         34.3%     2,241         33.3%     7,529         32.8%     6,960         33.0%

Total              $  6,897         83.4%  $  5,416         80.6%  $ 18,640         81.3%  $ 16,172         76.6%

Dermatology:

    Domestic       $  1,161         14.1%  $  1,296         19.3%  $  3,331         14.5%  $  4,002         19.0%

    International       209          2.5%         5          0.1%       957          4.2%       939          4.4%

Total              $  1,370         16.6%  $  1,301         19.4%  $  4,288         18.7%  $  4,941         23.4%

Combined  Ophthalmology  and  Dermatology

Sales

     Sales for the three months ended September 27, 2003 increased by 23.1% to $8.3 million from $6.7 million for the corresponding three month period ended September 28, 2002. Ophthalmology sales increased by $1.5 million while dermatology sales increased by $0.1 million for the three months ended September 27, 2003. Sales for the nine months ended September 27, 2003 increased 8.6% to $22.9 million from $21.1 million for the nine months ended September 28, 2002. For the nine month period the overall increase in sales of 8.6% was driven primarily by an increase in sales of our ophthalmology products of $2.5 million offset by a $0.7 million decrease in sales of our dermatology products.

     Domestic sales increased 16.8% to $5.2 million for the three month period ended September 27, 2003 from $4.5 million for the three month period ended

September 28, 2002. For the nine months ended September 27, 2003 domestic sales increased 9.3% to $14.4 million from $13.2 million. The overall increase for the nine month period was driven mainly by $1.9 million in increased sales of our ophthalmology products offset by a $0.7 million decrease in sales of our dermatology products.

     International sales increased 35.6% to $3.0 million for the three months ended September 27, 2003 from $2.2 million for the comparable prior year three-month period as a result of $0.6 million in increased sales of our ophthalmology products and $0.2 million in increased sales of our dermatology products. For the nine months ended September 27, 2003 international sales increased 7.4% to $8.5 million from $7.9 million for the nine months ended September 28, 2002. The increase in international sales during this period was driven mainly by $0.6 million in increased sales of our ophthalmology products.

     We continue to face challenges marketing and selling our products in the current difficult economic environment, both domestically and internationally, and expect to face these challenges for the foreseeable future. See "-Factors That May Affect Future Results - Our Business has been Adversely Impacted by the Worldwide Economic Slowdown and Related Uncertainties."

Ophthalmology  Sales

     Ophthalmology sales increased 27.3% to $6.9 million for the three months ended September 27, 2003 from $5.4 million for the three months ended September 28, 2002. For the nine months ended September 27, 2003 ophthalmology sales increased 15.3% to $18.6 million from $16.2 million for the comparable prior year nine-month period. Domestic ophthalmology sales increased 27.9% to $4.1 million for the three months ended September 27, 2003 from $3.2 million for the comparable prior year three-month period. The increase in domestic sales during this period occurred mainly as a result of $0.3 million in increased unit sales of visible laser systems, including the Millennium Endolase module, which is incorporated as a component of Bausch and Lomb's Millennium Microsurgical System, $0.2 million in increased unit sales of infrared laser systems, $0.4 million in increased unit sales of delivery devices and increased service revenue. For the nine months ended September 27, 2003 domestic ophthalmology sales increased 20.6% to $11.1 million from $9.2 million for the comparable prior year nine month period. Domestic ophthalmology sales increased during this period mainly as a result of $1.1 million in increased unit sales of visible laser systems, including the Millennium Endolase module, $0.8 million in increased unit sales of delivery devices and increased service revenue. International ophthalmology sales increased 26.6% to $2.8 million for the three months ended September 27, 2003 from $2.2 million for the comparable prior year three-month period. The increase in international ophthalmology sales for this period was due mainly to $0.5 million in increased unit sales of our visible laser systems, $0.3 million in increased unit sales of delivery devices offset by $0.2 million in decreased unit sales of our infrared laser systems. For the nine month period ended September 27, 2003 international ophthalmology sales increased 8.2% to $7.5 million from $7.0 million for the nine months ended September 28, 2002. The increase in international ophthalmology for the nine month period was due primarily to $0.6 million in increased unit sales of visible laser systems, $0.3 million in increased unit sales of delivery devices, offset by $0.4 million in decreased unit sales of infrared laser systems.

     Dermatology  Sales

     Dermatology sales increased 5.3% to $1.4 million for the three months ended September 27, 2003 from $1.3 million for the three months ended September 28, 2002. Domestic dermatology sales decreased 10.4% to $1.2 million for the three month period ended September 27, 2003 from $1.3 million for the three month period ended September 28, 2002. The decrease in domestic dermatology sales was due primarily to a $0.2 million decrease in unit sales and average selling prices of dermatology products. International dermatology sales increased to $0.2 million for the three month period ended September 27, 2003 from $5,000 for the three months ended September 28, 2002 due to increased unit sales of dermatology products. For the nine months ended

September 27, 2003 dermatology sales decreased 13.2% to $4.3 million from $4.9 million for the comparable prior year nine-month period. Domestic dermatology sales decreased 16.8% to $3.3 million for the nine months ended September 27, 2003 from $4.0 million for the comparable prior year nine-month period. The decrease in domestic dermatology sales for this period was due mainly to a $0.4 million decrease in average selling prices and a $0.3 million decrease in unit sales of products. International dermatology sales for the nine months ended September 27, 2003 remained at approximately the same level when compared to the corresponding nine month period ended September 28, 2002.

     Gross Profit. Gross margin decreased to 43.4% for the three months ended September 27, 2003 from 44.8% for the comparable three month period in 2002. The decrease in gross margin for this period was due to an unfavorable impact of 1.1% associated with lower average selling prices, an unfavorable impact of 0.6% related to products costs and overhead and an unfavorable impact of 0.3% related to warranty charges offset by a favorable impact of 0.6% related to product mix. For the nine months ended September 27, 2003, gross profit as a percentage of net sales decreased slightly to 43.4% as compared to 43.7% for the comparable nine month period. For the nine month period ended September 27, 2003, the decrease in gross profit as a percentage of net sales was primarily due to an unfavorable impact of 0.8% related to product mix, an unfavorable impact of 0.7% related to lower average selling prices, an unfavorable impact of 0.2% related to product costs and overhead offset by favorable impacts of 1.4% for decreased warranty costs. Although increasing competition has continued to result in reduced average selling prices for some of our products, we intend to continue our efforts to reduce inventory and the overall cost of manufacturing and thereby mitigate the impact of price reductions on our gross profit. See "-Factors that May Affect Future Results - If We Cannot Increase Our Sales Volumes, Reduce Our Costs or Introduce Higher Margin Products to Offset Anticipated Reductions in the Average Unit Selling Price of our Products, Our Operating Results May Suffer." Overall, we expect our gross profit margins to continue to fluctuate due to changes in the relative proportions of domestic and international sales, mix of sales of existing products, pricing, product costs and a variety of other factors. See "-Factors That May Affect Future Results - Our Operating Results May Fluctuate from Quarter to Quarter and Year to Year."

     Research and Development. For the three months ended September 27, 2003, our research and development expenses of $1.0 million increased by $0.1 million or 6.1% from $0.9 million for the three months ended September 28, 2002.
However, research and development expenses decreased as a percentage of net sales to 11.8% for the three months ended September 27, 2003 from 13.7% for the comparable prior year three-month period. The increase in research and development expense in absolute dollars for the three month period ended September 27, 2003 was due primarily to $0.1 million in increased spending on new projects. The decrease in research and development as a percentage of net sales was due to the fact that the increase in sales for the three month period ended September 27, 2003 exceeded the increase in research and development expense. For the nine month period ended September 27, 2003 research and development expense was $3.0 million, a decrease of 12.2% or $0.4 million from the comparable nine month period in the prior year. The decrease in research and development expense was due to $0.2 million in reduced payroll costs as a result of the reduction in force in June 2002, which resulted in lower research and development expenses for the remaining three months of the nine month period ended September 28, 2002 and for the entire nine month period ended September 27, 2003, $0.1 million in reduced clinical spending and $0.1 million in reduced project spending. As a percentage of net sales research and development expense decreased to 13.0% from 16.0% for the comparable prior year nine month period. The decrease in research and development expense as a percentage of sales for the nine month period ended September 27, 2003 was due primarily to the increase in revenue.

     Sales, General and Administrative. Our sales, general and administrative expenses increased by 14.5% to $2.4 million for the three months ended September

27, 2003 from $2.1 million for the three months ended September 28, 2002. As a percentage of net sales, sales, general and administrative expenses decreased to 29.0% for the three months ended September 27, 2003 from 31.2% for the comparable prior year three-month period. The increase in sales, general and administrative expense in absolute dollars for the three month period ending September 27, 2003 was due primarily to $0.2 million in increased non-commission related selling activities and a $0.1 million net increase in administrative spending, which consisted primarily of insurance. The decrease in sales, general and administrative expense as a percentage of net sales was driven mainly by the increase in revenue relative to the increase in sales, general and administrative expense. For the nine months ended September 27, 2003, sales, general and administrative expenses increased by 7.7% to $7.4 million from $6.9 million for the comparable period in 2002. Sales, general and administrative expenses as a percentage of net sales decreased slightly to 32.4% for the nine months ended September 27, 2003 from 32.7% for the comparable period in 2002. The increase in absolute dollars for the nine month period ended September 27, 2003 was due primarily to $0.4 million in increased non-commission related selling activities and $0.2 million in increased administrative spending associated mainly with consulting and insurance costs. The decrease in sales, general and administrative expenses as a percentage of net sales for the nine month period was due mainly to the increase in revenue relative to the increase in sales, general and administrative expense.

     Interest and Other Income, net. For the three months ended September 27, 2003, we realized net interest and other income of $49,000 as compared with $31,000 in net interest expense for the comparable quarter in 2002. For the nine months ended September 27, 2003, net interest and other income was $154,000 as compared with $66,000 for the comparable nine month period ended September 28, 2002.

     Income Taxes. The effective income tax rates for the three and nine month periods ended September 27, 2003 were lower for periods where we had pre-tax income and higher for periods where we had pre-tax losses than the Federal and State combined statutory rate of 40% primarily because of certain tax benefits associated with tax credits for research and development activities. Based on our year to date tax liability, no tax expense was recorded in the third quarter of 2003.


LIQUIDITY  AND  CAPITAL  RESOURCES

     At September 27, 2003, our primary sources of liquidity included cash and cash equivalents and available-for-sale securities in the aggregate amount of $14.9 million. In addition, we have available $4.0 million under our unsecured line of credit which bears interest at the bank's prime rate and expires in October 2004. As of September 27, 2003, no borrowings were outstanding under this credit facility. We expect to renew the line of credit in October 2004 assuming that the terms continue to be acceptable.

     During the nine months ended September 27, 2003, we used $1.4 million in cash and cash equivalents. During this period, operating activities provided $3.6 million of cash. Sources of cash from operating activities included a decrease in net accounts receivable of $1.8 million, a decrease in net inventories of $1.3 million, depreciation of $0.6 million, an increase in combined accounts payable and accrued expenses of $0.2 million, offset in part, by uses of cash including a net loss of $0.1 million, and an increase in prepaid expenses of $0.2 million. The decrease in accounts receivable and inventories resulted from focused asset management efforts to increase our cash position. We will continue to place a high priority on our asset management efforts to further increase our cash position.

     Investing activities used $5.1 million in cash and cash equivalents during the nine months ended September 27, 2003, primarily due to net purchases of available for sale securities of $4.8 million and $0.3 million for the acquisition of property and equipment.

     Net cash provided by financing activities during the nine months ended September 27, 2003 was $92,000 which resulted from the issuance of common stock.

     Our operating facilities are located in 37,000 square feet of space in Mountain View, California. In September 2003, we entered into a lease amendment for our facilities in Mountain View. The original lease term of this facility, which ended in February 2004, was amended and extended until February 2009. The lease agreement was also amended to grant us an option to renew this lease for an additional five year period beginning 2009 until 2014 at a base monthly rental amount to be negotiated at the time of the renewal. A summary of our future minimum commitments under this lease is presented in Note 4 - "Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements.

     We believe that, based on current estimates, our cash, cash equivalents and available-for-sale securities together with cash generated from operations and our credit facility will be sufficient to meet our anticipated cash requirements for the next 12 months. However, we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, competitive reasons or for new product development, and may seek to raise such additional funds through public or private equity financing or from other sources. Our liquidity could be negatively affected by a decline in demand for our products, the need to invest in new product development or reductions in spending by our customers as a result of the continuing economic downturn or other factors. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us. See "-Factors That May Affect Future Results - We May Need Additional Capital, which May Not Be Available, and Our Ability to Grow may be Limited as a Result."

CRITICAL  ACCOUNTING  POLICIES

     The Company's significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 28, 2002 which was filed with the Securities and Exchange Commission on March 28, 2003.



RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect the adoption of EITF Issue No. 00-21 to have a material impact on our financial position or on our results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. In October 2003, the

FASB deferred the implementation date by which all public companies must apply FIN 46. We must apply FIN 46 no later than the first reporting period ending after December 15, 2003. The FASB agreed to provide this deferral to allow time for certain implementation issues to be addressed through the issuance of a modification to FIN 46, and indicated that it expects to issue this modification in final form prior to the end of 2003. We do not expect the adoption of FIN 46 to have a material impact on our financial position or on our results of operations.

     In April 2003, the FASB issued Statement No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities, or SFAS No. 149. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45 Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, provisions of SFAS No. 149 should be applied prospectively. We do not expect the adoption of SFAS No. 149 to have a material impact on our financial position or on our results of operations.

     In May 2003, the FASB issued Statement No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, or SFAS No. 150. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability, or an asset in some circumstances. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We do not expect that the adoption of SFAS No. 150 to have a material impact on our financial position or on our results of operations.


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

In addition, we derive a meaningful portion of our revenues from the sale of delivery devices and from service revenues. Our ophthalmology and dermatology medical laser consoles are not designed to exclusively utilize our delivery devices and can be used with the delivery devices of our competitors. Our ability to increase revenues from the sale of delivery devices will depend primarily upon the feature, ease of use and prices of our products, including relative to the prices of competing delivery devices. The level of service revenues will depend on our quality of care, responsiveness and the willingness of our customers to request our services rather than purchase a competing product or services. Any significant decline in market acceptance of our products or our revenues derived from the sales of laser consoles, delivery devices or services would have a material adverse effect on our business, results of operations and financial condition.

     We Face Strong Competition in Our Markets and Expect the Level of Competition to Grow in the Foreseeable Future. Competition in the market for devices used for ophthalmic and dermatology treatments is intense and is expected to increase. Our competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. Our principal competitors in ophthalmology are Lumenis Ltd., Nidek, Inc., Carl Zeiss, Inc., Alcon Inc. and Quantel. All of these companies currently offer a competitive semiconductor-based laser system in ophthalmology. Our principal competitors in dermatology are Lumenis Ltd., Laserscope, Candela Corporation and Altus Medical Inc and Palomar Technologies. Some competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. Some companies also have greater name recognition than we do and long-standing customer relationships. In addition to other companies that manufacture photocoagulators, we compete with pharmaceuticals, other technologies and other surgical techniques. Some medical companies, academic and research institutions, or others, may develop new technologies or therapies that are more effective in treating conditions targeted by us or are less expensive than our current or future products. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

     Our Future Success Depends on Our Ability to Develop and Successfully Introduce New Products and New Applications. Our future success is dependent upon, among other factors, our ability to develop, obtain regulatory approval of, manufacture and market new products. In October 2002, we announced the introduction of a number of new products, specifically the OcuLight Symphony multi-wavelength laser delivery system, an expanded EndoProbe product line and a 5 mm Large Spot Slit Lamp Adapter. We also announced the Millennium Endolase module in 2002, which we manufacture to be included in Bausch & Lomb's Millennium Microsurgical System. Successful commercialization of these and other new products and new applications will require that we effectively transfer production processes from research and development to manufacturing and effectively coordinate with our suppliers. In addition, we must successfully sell and achieve market acceptance of new products and applications and enhanced versions of existing products. The extent of, and rate at which, market acceptance and penetration are achieved by future products is a function of many variables. These variables include price, safety, efficacy, reliability, marketing and sales efforts, the development of new applications for these products, the availability of third-party reimbursement of procedures using our new products, the existence of competing products and general economic conditions affecting purchasing patterns. Our ability to market and sell new products may also be subject to government regulation, including approval by the United States Food and Drug Administration, or FDA, and foreign government agencies. Any failure in our ability to successfully develop and introduce new products or enhanced versions of existing products and achieve market acceptance of new products and new applications could have a material adverse effect on our operating results and would cause our net revenues to decline.

     Our Business Has Been Adversely Impacted By the Worldwide Economic Slowdown and Related Uncertainties. The overall weak economic conditions worldwide have resulted in reduced demand for some of our products, particularly demand for our dermatology products. Continued political and social turmoil in Iraq or other parts of the world or terrorist acts may adversely impact global economic conditions. These political, social and economic conditions and related economic uncertainties make it difficult for us, our customers and our distributors to forecast orders and sales of our products and, accordingly, plan future business activities. This level of uncertainty strongly challenges our ability to operate profitably or grow our business. If the economic or market conditions continue to further deteriorate, this may have a material adverse impact on our financial position, results of operation and cash flows.

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

     We Depend on International Sales for a Significant Portion of Our Operating Results. We derive, and expect to continue to derive, a large portion of our revenue from international sales. For the three months ended September 27, 2003, our international sales were $3.0 million or 36.8% of total sales. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. None of our international revenues and costs has been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. The factors stated above could have a material adverse effect on our business, financial condition or results of operations. Our international operations and sales are subject to a number of risks including:

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

     We Depend on Sales of Our Ophthalmology Products for a Significant Portion of Our Operating Results. We derive, and expect to continue to derive, a large portion of our revenue and profits from sales of our ophthalmology products. For the three months ended September 27, 2003, sales of our ophthalmology products were $6.9 million or 83.4% of total sales and contributed $4.4 million to total direct gross margins of $4.9 million for the three month period. We anticipate that sales of our ophthalmology products will continue to account for a significant portion of our revenues in the foreseeable future as we continue to introduce new ophthalmology products, such as the previously announced OcuLight Symphony multi-wavelength laser delivery system, expanded EndoProbe product line and 5 mm Large Spot Slit Lamp Adapter, and support clinical trials in the field of ophthalmology, including the TTT4CNV clinical trial for the treatment of wet AMD.

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

     We are Dependent on the Successful Outcome of Clinical Trials of Our Products and New Applications Using Our Products. Our success will depend in part on the successful outcome of clinical trials of our products and new applications using our products. Clinical trials are long, expensive and uncertain processes. We are currently supporting several ongoing clinical trials, including, for example, the TTT4CNV clinical trial. The TTT4CNV clinical trial is a multi-center, prospective, placebo-controlled, randomized trial conducted at 22 centers in the United States. This clinical trial is a post marketing study performed within the FDA cleared indications of the OcuLight SLx and is being conducted to determine whether TTT laser treatment using our OcuLight SLx infrared laser system and Large Spot Slit Lamp Adapter can reduce the risk of vision loss for patients with wet AMD. In order to successfully commercialize the use of our OcuLight SLx for TTT procedures, we must be able to, among other things, demonstrate with substantial evidence from well-controlled clinical trials where TTT procedures using the Oculight SLx product are both safe and effective. This process may take a number of years. In March 2003, we announced that the Executive Committee for the TTT4CNV clinical trial accepted the recommendations of the independent Data and Safety Monitoring Committee that an adequate number of patients were enrolled to detect a clinically relevant difference between outcomes in TTT-treated eyes and patients not being treated. In June 2003, we announced the publication of two additional clinical studies, which also support the effectiveness of TTT for the treatment of wet age-related macular degeneration. Both studies were prospective, non-randomized, non-masked case series that were performed using our OcuLight SLx laser and Large Spot Size Slit Lamp Adapter. We cannot assure you that results from the TTT4CNV clinical trial will prove to be successful. If the future results of the TTT4CNV clinical trial or any other clinical trial regarding our products fails to validate the safety and effectiveness of treatments using our products, our ability to generate revenues from new products or new applications using our products would be adversely affected and our business would be harmed.

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

We Rely on Our Direct Sales Force and Network of International Distributors to Sell Our Products and any Failure to Maintain Our Direct Sales Force and Distributor Relationships Could Harm Our Business. Our ability to sell our products and generate revenue depends upon our direct sales force within the United States and relationships with independent distributors outside the United States. As of September 27, 2003 our direct sales force consisted of 15 employees and we maintained relationships with 50 independent distributors internationally selling our products into 107 countries. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are entirely dependent on the efforts of these third parties. If any distributor breaches or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory would be adversely affected.

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

     We Rely on Patents and Proprietary Rights to Protect our Intellectual Property and Business. Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued thirteen United States patents and one foreign patent on the technologies related to our products and processes. We have approximately eleven pending patent applications in the United States and nine foreign pending patent applications that have been filed. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.

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

     If We Fail to Accurately Forecast Demand For Our Product and Component Requirements For the Manufacture of Our Product, We Could Incur Additional Costs or Experience Manufacturing Delays and May Experience Lost Sales or Significant Inventory Carrying Costs. We use quarterly and annual forecasts based primarily on our anticipated product orders to plan our manufacturing efforts and determine our requirements for components and materials. It is very important that we accurately predict both the demand for our product and the lead times required to obtain the necessary components and materials. Lead times for components vary significantly and depend on numerous factors, including the specific supplier, the size of the order, contract terms and current market demand for such components. If we overestimate the demand for our product, we may have excess inventory, which would increase our costs. Over the past several quarters, we have placed a high priority on our asset management efforts to, among other things, reduce overall inventory levels and increase our cash position. If we underestimate demand for our product and, consequently, our component and materials requirements, we may have inadequate inventory, which could interrupt our manufacturing, delay delivery of our product to our customers and result in the loss of customer sales. Any of these occurrences would negatively impact our business and operating results.

     If We Fail to Manage Growth Effectively, Our Business Could Be Disrupted Which Could Harm Our Operating Results. We have experienced, and may continue to experience growth in our business. We have made and expect to continue to make significant investments to enable our future growth through, among other things, new product development and clinical trials for new applications and products. We must also be prepared to expand our work force and to train, motivate and manage additional employees as the need for additional personnel arises. Our personnel, systems, procedures and controls may not be adequate to support our future operations. Any failure to effectively manage future growth could have a material adverse effect on our business, results of operations and financial condition.

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

     Interest Rate Risk. We are subject to interest rate risks on cash and cash equivalents, available-for-sale marketable securities and any future financing requirements. Interest rate risks related to marketable securities are managed by managing maturities in our marketable securities portfolio. We have no long-term debt as of September 27, 2003.

     The fair value of our investment portfolio or related income would not be significantly impacted by changes in interest rates since the marketable securities maturities do not exceed fiscal year 2004 and the interest rates are primarily fixed.

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

ITEM 4.   CONTROLS  AND  PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

     Our management have evaluated, with the participation of our President and Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer and Vice President, Administration, who is our principal financial officer, the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our President and Chief Executive Officer and our Chief Financial Officer and Vice President Administration concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.


CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING


     There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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



ITEM 6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a) Exhibits

     10.1   Lease  Agreement  dated  December  6, 1996, by and between Zappetini
     ----   --------------------------------------------------------------------
            Investment  Co. and the Registrant, as amended by that certain Lease
            --------------------------------------------------------------------
            Amendment  and  Extension,  dated  September  15,  2003.
            -------------------------------------------------------

     31     Certifications  of  Chief  Executive  Officer  and  Chief  Financial
     --     --------------------------------------------------------------------
            Officer pursuant  to Rules 13a-14(a) and 15d-14(a) promulgated under
            --------------------------------------------------------------------
            the  Securities Exchange Act of 1934, as adopted pursuant to Section
            --------------------------------------------------------------------
            302 of the  Sarbanes-Oxley  Act  of  2002.
            -----------------------------------------

     32     Certifications  of  Chief  Executive  Officer  and  Chief  Financial
     --     --------------------------------------------------------------------
            Officer pursuant  to  18 U.S.C. Section 1350, as adopted pursuant to
            --------------------------------------------------------------------
            Section 906  of  the  Sarbanes-Oxley  Act  of  2002.
            ---------------------------------------------------


(b) Reports  on  Form  8-K


     The Company filed a report on Form 8-K on October 21, 2003 relating to a press release regarding the Company's financial results for the fiscal quarter ended September 27, 2003.

TRADEMARK  ACKNOWLEDGMENTS
--------------------------

IRIDEX,  the  IRIDEX  logo,  IRIS  Medical, Oculight, EndoProbe and Apex are our
--------------------------------------------------------------------------------
registered  trademarks, IRIDERM and Britelight product names are our trademarks.
--------------------------------------------------------------------------------
All other trademarks or trade names appearing in this Form 10-Q are the property
--------------------------------------------------------------------------------
of  their  respective  owners.
-----------------------------

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               IRIDEX Corporation
                                  (Registrant)

Date:  November 12, 2003       By: /s/   Larry Tannenbaum
                                  -----------------------
                                   Larry Tannenbaum
                                   Chief Financial  Officer,
                                   Senior  Vice  President  of  Finance  and
                                   Administration  and  Secretary
                                   (Principal Financial and Principal
                                   Accounting Officer)



                                  EXHIBIT INDEX
                                 --------------


EXHIBIT
-------
NUMBER      DESCRIPTION
------      -----------



10.1  Lease  Agreement  dated  December  6,  1996,  by  and  between  Zappetini
----  -------------------------------------------------------------------------
      Investment  Co.  and  the  Registrant,  as  amended  by that certain Lease
      --------------------------------------------------------------------------
      Amendment  and  Extension,  dated  September  15,  2003.
      -------------------------------------------------------

31    Certifications of  Chief  Executive  Officer  and  Chief Financial Officer
--    --------------------------------------------------------------------------
      pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities
      --------------------------------------------------------------------------
      Exchange  Act  of  1934,  as  adopted  pursuant  to  Section  302  of  the
      --------------------------------------------------------------------------
      Sarbanes-Oxley Act  of  2002.
      ----------------------------

32    Certifications of  Chief  Executive  Officer  and  Chief Financial Officer
--    --------------------------------------------------------------------------
      pursuant  to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of
      --------------------------------------------------------------------------
      the  Sarbanes-Oxley  Act  of  2002.
      ----------------------------------