Form 10-Q
period 2004-04-03
IRIDEX CORP
filed 2004-05-19
CIK 1006045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 3, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                        APPLICABLE TO CORPORATE ISSUERS:

The number of shares of common stock, $.01 par value, issued and outstanding as of May 14, 2004 was 7,208,635.

                               IRIDEX CORPORATION

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

               Condensed Consolidated Balance Sheets as of April 3,
               2004 and January 3, 2004                                      3

               Condensed Consolidated Statements of Operations for the
               three months ended April 3, 2004 and March 29, 2003           4

               Condensed Consolidated Statements of Cash Flows for
               the three months ended April 3, 2004 and March 29, 2003       5

               Condensed Consolidated Statements of Comprehensive
               Loss for the three months ended April 3, 2004 and
               March 29, 2003                                                6

               Notes to Condensed Consolidated Financial Statements          7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                         11

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        25

ITEM 4.   CONTROLS AND PROCEDURES                                           26


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                 27

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                         27

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                   27

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                 27

ITEM 5.   OTHER INFORMATION                                                 27

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                  27

SIGNATURE                                                                   28

CERTIFICATIONS                                                              29

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

Exhibit 32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
----------------------------------------------------


                               IRIDEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                    APRIL 3,     JANUARY 3,
                                                  ------------  ------------
                                                      2004          2004
                                                  ------------  ------------

                            ASSETS
                            ------
Current assets:
   Cash and cash equivalents . . . . . . . . . .  $     9,477   $    10,541
   Available-for-sale securities . . . . . . . .        7,438         5,751
   Accounts receivable, net. . . . . . . . . . .        5,825         6,548
   Inventories . . . . . . . . . . . . . . . . .        8,470         8,721
   Prepaids and other current assets . . . . . .        1,374           934
   Current deferred income taxes . . . . . . . .          972           972
                                                  ------------  ------------
      Total current assets . . . . . . . . . . .       33,556        33,467
   Property and equipment, net . . . . . . . . .          796           850
   Deferred income taxes . . . . . . . . . . . .        1,522         1,522
                                                  ------------  ------------
      Total assets . . . . . . . . . . . . . . .  $    35,874   $    35,839
                                                  ============  ============

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
   Accounts payable. . . . . . . . . . . . . . .  $       708   $     1,029
   Accrued expenses. . . . . . . . . . . . . . .        3,005         3,380
   Deferred revenue. . . . . . . . . . . . . . .          645           596
                                                  ------------  ------------
      Total liabilities. . . . . . . . . . . . .        4,358         5,005
                                                  ------------  ------------
Stockholders' equity:
   Common stock. . . . . . . . . . . . . . . . .           73            70
   Additional paid-in capital. . . . . . . . . .       24,603        23,900
   Accumulated other comprehensive loss. . . . .           (8)           (1)
   Treasury stock. . . . . . . . . . . . . . . .         (430)         (430)
   Retained earnings . . . . . . . . . . . . . .        7,278         7,295
                                                  ------------  ------------
      Total stockholders' equity . . . . . . . .       31,516        30,834
                                                  ------------  ------------
      Total liabilities and stockholders' equity  $    35,874   $    35,839
                                                  ============  ============


    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   IRIDEX CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                       (UNAUDITED)


                                                                   THREE MONTHS ENDED
                                                                  APRIL 3,    MARCH 29,
                                                                    2004        2003
                                                                 ----------  -----------

Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   7,392   $    7,226
Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . .      4,177        3,988
                                                                 ----------  -----------
      Gross profit. . . . . . . . . . . . . . . . . . . . . . .      3,215        3,238
                                                                 ----------  -----------

Operating expenses:
  Research and development  . . . . . . . . . . . . . . . . . .      1,107          950
  Sales, general and administrative . . . . . . . . . . . . . .      2,193        2,464
                                                                 ----------  -----------
Total operating expenses. . . . . . . . . . . . . . . . . . . .      3,300        3,414
                                                                 ----------  -----------

Loss from operations. . . . . . . . . . . . . . . . . . . . . .        (85)        (176)
  Interest and other income, net  . . . . . . . . . . . . . . .         60           54
                                                                 ----------  -----------
Loss before benefit from income taxes . . . . . . . . . . . . .        (25)        (122)
   Benefit from income taxes. . . . . . . . . . . . . . . . . .          8           40
                                                                 ----------  -----------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     (17)  $      (82)
                                                                 ==========  ===========

Net loss per share - basic and diluted. . . . . . . . . . . . .  $  ( 0.00)  $   ( 0.01)
                                                                 ==========  ===========

Shares used in computing net loss per share - basic and diluted      7,076        6,913
                                                                 ==========  ===========


    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                             IRIDEX CORPORATION
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (IN THOUSANDS)
                                                (UNAUDITED)


                                                                                      THREE MONTHS ENDED
                                                                                     APRIL 3,    MARCH 29,
                                                                                       2004        2003
                                                                                    ----------  -----------

Cash flows from operating activities:
   Net loss                                                                         $     (17)  $      (82)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . .        137          202
      Provision for inventories. . . . . . . . . . . . . . . . . . . . . . . . . .         11           (2)
      Provision for doubtful accounts. . . . . . . . . . . . . . . . . . . . . . .         (4)          (1)
      Changes in operating assets and liabilities:
         Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .        727        1,652
         Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        240          111
         Prepaids and other current assets . . . . . . . . . . . . . . . . . . . .       (440)        (379)
         Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (321)         339
         Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (375)        (110)
         Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         49           94
                                                                                    ----------  -----------
      Net cash provided by operating activities. . . . . . . . . . . . . . . . . .          7        1,824
                                                                                    ----------  -----------

Cash flows from investing activities:
   Purchases of available-for-sale securities. . . . . . . . . . . . . . . . . . .     (3,539)           -
   Proceeds from of maturity of available-for-sale securities. . . . . . . . . . .      1,845          937
   Acquisition of property and equipment . . . . . . . . . . . . . . . . . . . . .        (83)         (80)
                                                                                    ----------  -----------
      Net cash provided by (used in) investing activities. . . . . . . . . . . . .     (1,777)         857
                                                                                    ----------  -----------

Cash flows from financing activities:
   Issuance of common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . .        706           21
                                                                                    ----------  -----------
      Net cash provided by financing activities. . . . . . . . . . . . . . . . . .        706           21
                                                                                    ----------  -----------
      Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . .     (1,064)       2,702

Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . .     10,541        9,186
                                                                                    ----------  -----------

Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . .  $   9,477   $   11,888
                                                                                    ==========  ===========


      SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
         Change in unrealized losses on available-for-sale securities               $      (7)  $       (1)


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IRIDEX CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED
                                                      APRIL 3,    MARCH 29,
                                                        2004        2003
                                                     ----------  -----------
Net loss . . . . . . . . . . . . . . . . . . . . .   $     (17)  $      (82)
Other comprehensive loss:
  Change in unrealized loss on
    available-for-sale securities. . . . . . . . .          (7)          (1)
                                                     ----------  -----------

Comprehensive loss . . . . . . . . . . . . . . . .   $     (24)  $      (83)
                                                     ==========  ===========


    The accompanying notes are an integral part of these condensed consolidated financial statements.

                               IRIDEX CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

      The condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 2, 2004. The results of operations for the three month period ended April 3, 2004 are not necessarily indicative of the results for the year ending January 1, 2005 or any future interim period.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company's significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended January 3, 2004 which was filed with the Securities and Exchange Commission on April 2, 2004. The Company's significant accounting policies have not materially changed as of April 3, 2004.

Deferred  Revenue

     Deferred revenue related to warranty contracts is recognized on a straight line basis over the period of the applicable contract. Cost is recognized as incurred. A reconciliation of changes in the Company's deferred revenue balances for the three months ending April 3, 2004 follows (in thousands) :

          Balance, January 3, 2004                      $ 596

          Additions to deferral                           223

          Revenue recognized                             (174)
                                                        ------

          Balance, April 3, 2004                        $ 645
                                                        ======



Warranty

     The Company accrues for an estimated warranty cost upon shipment of products in accordance with SFAS No. 5, "Accounting for Contingencies." Actual warranty costs incurred have not materially differed from those accrued. The Company's warranty policy is effective for shipped products which are considered defective or fail to meet the product specifications. Warranty costs are reflected in the income statement as a cost of sales. A reconciliation of the changes in the Company's warranty liability for the three months ending April 3, 2004 follows (in thousands):

                               IRIDEX CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          Balance, January 3, 2004                           $ 801

          Accruals for warranties issued during the quarter    182

          Settlements made in kind during the quarter         (138)
                                                             ------

          Balance, April 3, 2004                             $ 845
                                                             ======



Accounting for Stock-Based Compensation

     The Company accounts for stock-based compensation arrangements in accordance with provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123."

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

     The following table provides a reconciliation of net loss to pro forma net loss as if the fair value method had been applied to all employee awards (in thousands, except per share data):

                                                   Three Months Ended    Three Months Ended
                                                     April 3, 2004         March 29, 2003

Net loss, as reported                             $               (17)  $               (82)

Add:  Total stock based compensation expense
determined under fair value based method for all
awards to employees                                              (144)                 (114)
                                                  --------------------  --------------------

Pro forma net loss                                $              (161)  $              (196)
                                                  ====================  ====================

Basic and diluted net loss per share:

As reported                                       $             (0.00)  $             (0.01)
                                                  ====================  ====================

Pro forma                                         $             (0.02)  $             (0.03)
                                                  ====================  ====================

     The determination of fair value of all options granted by the Company includes assumptions on expected volatility, risk free interest rate, expected term and expected dividends.

                               IRIDEX CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is based on actual sales computed on a first in, first out basis. The components of inventories consist of the following (in thousands):

                                                    APRIL 3,    JANUARY 3,
                                                      2004         2004
                                                  ------------  -----------

Raw materials and work in progress . . . . . . .  $      4,572  $     4,426
Finished goods . . . . . . . . . . . . . . . . .         3,898        4,295
                                                  ------------  -----------
Total inventories. . . . . . . . . . . . . . . .  $      8,470  $     8,721
                                                  ============  ===========

4.   COMPUTATIONS OF NET LOSS PER COMMON SHARE

     Basic and diluted net loss per share are computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock if their effect is antidilutive. Potential common stock consists of incremental common shares issuable upon the exercise of stock options. Basic and diluted net loss per share are equivalent for all periods presented due to the Company's net loss position.

     During the three months ended April 3, 2004 and March 29, 2003, options to purchase 1,853,016 and 1,713,563 shares of common stock at weighted average exercise prices of $5.44 and $5.26 per share were outstanding, but were not included in the computations of diluted net loss per common share because it would have an antidilutive effect. These options could dilute earnings per share in future periods.

5.  BUSINESS  SEGMENTS

     We operate in two reportable segments: the ophthalmology medical device segment and the dermatology medical device segment. In both segments, we develop, manufacture and market medical devices. Our revenues arise from the sale of consoles, delivery devices, disposables and service and support activities.

     Information on reportable segments for the three months ended April 3, 2004 and March 29, 2003 is as follows (in thousands):

                               IRIDEX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                Three Months Ended April 3, 2004         Three Months Ended March 29, 2003

               Ophthalmology   Dermatology             Ophthalmology   Dermatology
                  Medical        Medical                  Medical        Medical
                  Devices        Devices      Total       Devices        Devices      Total

Sales          $        6,243  $      1,149  $ 7,392   $        5,724  $      1,502  $ 7,226

Direct Cost
of Goods
Sold                    2,241           648    2,889            1,966           706    2,672
               --------------  ------------  --------  --------------  ------------  --------

Direct Gross
Margin                  4,002           501    4,503            3,758           796    4,554

Total
Unallocated
Costs                                         (4,528)                                 (4,676)
                                             --------                                --------

Pre-tax  loss                                $   (25)                                $  (122)
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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to levels of future sales and operating results, actual order rate and market acceptance of our products; expectations for future sales growth, generally, including expectations of additional sales from our new products and new applications of our existing products; the potential for production cost decreases and higher gross margins; our ability to develop and introduce new products through strategic alliances; favorable Center for Medicare and Medicaid coverage decisions regarding AMD procedures that use our products; results of clinical studies and risks associated with bringing new products to market; general economic conditions; and levels of international sales. In some cases, forward-looking statements can be identified by terminology, such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential," "continue," or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including as a result of the factors set forth under "Factors That May Affect Future Operating Results" and other risks detailed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2004 and detailed from time to time in our reports filed with the Securities and Exchange Commission. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this Form 10-Q. We undertake no obligation to update such forward-looking statements to reflect events or circumstances occurring after the date of this report.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of sales for the periods indicated.

                                                  THREE MONTHS ENDED
                                                 APRIL 3,   MARCH 29,
                                                   2004        2003
                                                 ---------  ----------
     Sales . . . . . . . . . . . . . . . . . .      100.0%      100.0%
     Cost of sales . . . . . . . . . . . . . .       56.5        55.2
                                                 ---------  ----------
        Gross profit . . . . . . . . . . . . .       43.5        44.8
                                                 ---------  ----------
     Operating expenses:
        Research and development . . . . . . .       15.0        13.1
        Sales, general and administrative. . .       29.6        34.1
                                                 ---------  ----------
           Total operating expenses. . . . . .       44.6        47.2
                                                 ---------  ----------

     Loss from operations. . . . . . . . . . .       (1.1)       (2.4)
     Interest and other income, net. . . . . .        0.8         0.7
                                                 ---------  ----------
     Loss before benefit from income taxes . .       (0.3)       (1.7)
     Benefit from income taxes . . . . . . . .        0.1         0.6
                                                 ---------  ----------
     Net loss. . . . . . . . . . . . . . . . .      (0.2)%      (1.1)%
                                                 =========  ==========

     The following table sets forth for the periods indicated the amount of sales for our operating segments and sales as a percentage of total sales.

                                               Three Months Ended

                                     April 3, 2004            March 29, 2003

                                Amount     Percentage     Amount     Percentage
                                         of total sales            of total sales

    Domestic                    $ 4,156            56.2%  $ 4,541            62.8%

    International                 3,236            43.8%    2,685            37.2%
                                -------  ---------------  -------  ---------------

Total                           $ 7,392           100.0%  $ 7,226           100.0%
                                -------  ---------------  -------  ---------------

Ophthalmology:

    Domestic                    $ 3,366            45.5%  $ 3,423            47.4%

    International                 2,877            38.9%    2,301            31.8%
                                -------  ---------------  -------  ---------------

Total                           $ 6,243            84.4%  $ 5,724            79.2%
                                -------  ---------------  -------  ---------------

Dermatology:

    Domestic                    $   790            10.7%  $ 1,118            15.5%

    International                   359             4.9%      384             5.3%
                                -------  ---------------  -------  ---------------

Total                           $ 1,149            15.6%  $ 1,502            20.8%
                                -------  ---------------  -------  ---------------

     Ophthalmology  Sales

     Ophthalmology sales increased 9.1% to $6.2 million for the three months ended April 3, 2004 from $5.7 million for the three months ended March 29, 2003. For the three month periods ended April 3, 2004 and March 29, 2003, domestic ophthalmology sales remained relatively constant at $3.4 million. An increase of $0.5 million in unit sales of delivery devices and service was offset by a $0.5 million decrease in unit sales of visible laser consoles. International ophthalmology sales increased 25.0% to $2.9 million for the three months ended April 3, 2004 from $2.3 million for the three months ended March 29, 2003. The increase in international ophthalmology sales during this period was due to a $0.3 million increase in unit sales of visible laser consoles, a $0.2 million increase in unit sales of infrared laser consoles and a $0.1 million increase in unit sales of delivery devices.

     Dermatology  Sales

     Dermatology sales decreased 23.5% to $1.1 million for the three months ended April 3, 2004 from $1.5 million for the three months ended March 29, 2003. For the three month period ended April 3, 2004 domestic dermatology sales decreased 29.3% to $0.8 million from $1.1 million for the comparable prior year three month period. Domestic dermatology sales decreased during this period due primarily to a $0.3 million decrease in unit sales of the DioLite laser which resulted, in part, from increased competition and some turnover in our direct sales personnel. International dermatology product sales remained relatively constant at $0.4 million for the three month periods ended April 3, 2004 and March 29, 2003. Our dermatology product sales, both domestically and internationally, continue to be affected by economic conditions. Additionally dermatology procedures are typically elective procedures that are deferred by patients in difficult economic times. See "-Factors that May Affect Future Results - Our Business Has Been Adversely Impacted by the Worldwide Economic Slowdown and Related Uncertainties."

     Gross Profit. Our gross profit decreased by $23,000 to $3.21 million for the three month period ended April 3, 2004 compared to $3.24 million for the three months ended March 29, 2003. Gross profit as a percentage of sales for the three months ended April 3, 2004 decreased to 43.5% from 44.8% for the comparable prior year three month period. The total 1.3% decrease in gross profit as a percentage of sales during this period included a decrease of 1.2% relating to increased inventory reserves, a decrease of 0.9% for increased manufacturing overhead costs primarily related to the overhead charge associated with a reduction in overall inventory offset by an increase of 0.7% for the combined impact of product mix and average selling prices and an increase of 0.1% for lower product costs including warranty charges. Although increasing competition has continued to result in a downward trend in average selling prices for some products, we intend to continue our efforts to reduce the cost of components and manufacturing and thereby mitigate the impact of price reductions on our gross profit. In addition, as we evaluate gross margins on each of our product lines, we may choose to place greater focus on product lines with better margins. See "-Factors That May Affect Future Results - If We Cannot Increase Our Sales Volumes, Reduce Our Costs or Introduce Higher Margin Products to Offset Anticipated Reductions in the Average Unit Selling Price of our Products, Our Operating Results May Suffer." We expect our gross profit margins to continue to fluctuate due to changes in the relative proportions of domestic and international sales, mix of sales of existing products, pricing, product costs and a variety of other factors. See "-Factors That May Affect Future Results - Our Operating Results May Fluctuate from Quarter to Quarter and Year to Year."

     Research and Development. Our research and development expenses increased by 16.5% to $1.1 million for the three months ended April 3, 2004 from $1.0 million for the three months ended March 29, 2003. Research and development expenses increased as a percentage of sales to 15.0% for the three months ended April 3, 2004 from 13.1% for the comparable prior year three-month period. The increase in research and development expense in absolute dollars and as a percentage of sales for the three month period ended April 3, 2004 was due primarily to $0.1 million in increased research and development project spending.

     Sales, General and Administrative. Our sales, general and administrative expenses decreased by 11.0% to $2.2 million for the three months ended April 3, 2004 from $2.5 million for the three months ended March 29, 2003. As a percentage of sales, sales, general and administrative expenses decreased to 29.6% for the three months ended April 3, 2004 from 34.1% for the comparable prior year three-month period. The decrease in sales, general and administrative expense in absolute dollars and as a percentage of sales for the three month period ended April 3, 2004 was due primarily to $0.2 million in decreased spending by our direct sales force due to open positions and $0.1 million in decreased spending on marketing programs.

     Interest and Other Income, net. For the three months ended April 3, 2004 we had net other income of $60,000 as compared with net other income of $ 54,000 for the three months ended March 29, 2003. The change in net other income for this period was due primarily to an increase in interest income associated with increased cash, cash equivalents and available for sale securities.

     Income Taxes. The effective income tax rate for the three month periods ending April 3, 2004 and March 29, 2003 was 32%. The tax rate for these periods was lower than the Federal and State combined statutory rate of 40% because of certain tax benefits associated with tax credits for research and development activities.

LIQUIDITY AND CAPITAL RESOURCES

     At April 3, 2004, our primary sources of liquidity included cash and cash equivalents and available-for-sale securities in the aggregate amount of $16.9 million. In addition, we have available $4 million under our unsecured line of credit which bears interest at the bank's prime rate and expires in October 2004. As of

April 3, 2004, no borrowings were outstanding under this credit facility. We expect to renew the line of credit in October 2004, assuming that the terms continue to be acceptable.

     During the three months ended April 3, 2004, operating activities provided $7,000 of cash. The primary sources of cash from operating activities included a decrease in net accounts receivable of $0.7 million, a decrease in net inventory of $0.3 million and depreciation of $0.1 million offset by uses of cash which included a $0.3 million decrease in accounts payable, a $0.4 million decrease in accrued expenses and an increase in prepaid expenses and other current assets of $0.4 million. The decrease in accounts receivable resulted primarily from continued focus on collection efforts. The decrease in inventory and in accounts payable related primarily to decreased inventory purchases due to implementation of an inventory reduction program, whereby inventory purchases were reduced. The decrease in accrued expenses related mainly to the timing of salary payments. The increase in prepaid expenses and other current assets related mainly to increased trade show spending and to the accumulation of costs on behalf of Miravant related to their March 31, 2004 FDA submission.

     Investing activities used $1.8 million in cash and cash equivalents during the three months ended April 3, 2004, primarily due to net purchases of available for sale securities of $1.7 million and purchases of fixed assets of $0.1 million.

     Net cash provided by financing activities during the three months ended April 3, 2004 was $0.7 million which consisted of the issuance of common stock under employee option plans and the employee stock purchase plan.

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

     In December 1998, we instituted a stock repurchase program whereby up to 150,000 shares of our common stock may be repurchased in the open market. We plan to utilize all of the reacquired shares for reissuance in connection with employee stock programs. No shares were repurchased during the three months ended April 3, 2004. To date, we have purchased 103,000 shares of our common stock under this program.

CRITICAL ACCOUNTING POLICIES

     The Company's significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended January 3, 2004 which was filed with the Securities and Exchange Commission on April 2, 2004.

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

     - Recommendations and opinions by ophthalmologists, dermatologists, other clinicians, plastic surgeons and their associated opinion leaders;

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

In addition, we derive a meaningful portion of our revenues from the sale of delivery devices. Our ability to increase revenues from the sale of delivery devices will depend primarily upon the features, ease of use and prices of our products, including the relationship to prices of competing delivery devices. The level of service revenues will depend on our quality of care, responsiveness and the willingness of our customers to request our services rather than purchase competing products or services. Any significant decline in market acceptance of our products or our revenues derived from the sales of laser consoles, delivery devices or services would have a material adverse effect on our business, results of operations and financial condition.

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

     If We Cannot Increase Our Sales Volumes, Reduce Our Costs or Introduce Higher Margin Products to Offset Anticipated Reductions in the Average Unit Price of Our Products, Our Operating Results May Suffer. We have experienced declines in the average unit price of our products and expect to continue to suffer from declines in the future. The average unit price of our products may decrease in the future in response to changes in product mix, competitive pricing pressures, new product introductions by our competitors or other factors. If we are unable to offset the anticipated decrease in our average selling prices by increasing our sales volumes, or through new product introductions, our net revenues will decline. In addition, to maintain our gross margins, we must continue to reduce the manufacturing cost of our products. If we cannot maintain our gross margins, our business could be seriously harmed, particularly if the average selling price of our products decreases significantly without a corresponding increase in sales.

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

     We Depend on International Sales for a Significant Portion of Our Operating Results. We derive, and expect to continue to derive, a large portion of our revenue from international sales. For the three months ended April 3, 2004, our international sales were $3.2 million or 43.8% of total sales. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. None of our international revenues and costs has been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. The factors stated above could have a material adverse effect on our business, financial condition or results of operations. Our international operations and sales are subject to a number of risks including:

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

     We Depend on Sales of Our Ophthalmology Products for a Significant Portion of Our Operating Results. We derive, and expect to continue to derive, a large portion of our revenue and profits from sales of our ophthalmology products. For the three months ended April 3, 2004 our ophthalmology sales were $6.2 million or 84.4% of total sales. We anticipate that sales of our ophthalmology products will continue to account for a significant portion of our revenues in the foreseeable future as we continue to introduce new ophthalmology products, such as the 50 micron slit lamp adapter and our expanded EndoProbe product line, and support clinical trials in the field of ophthalmology, including the TTT4CNV clinical trial for the treatment of wet AMD.

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

     We are Dependent on the Successful Outcome of Clinical Trials of Our Products and New Applications Using Our Products. Our success will depend in part on the successful outcome of clinical trials of our products and new applications using our products. Clinical trials are long, expensive and uncertain processes. We are currently supporting several ongoing clinical trials, including, for example, the TTT4CNV clinical trial. The TTT4CNV clinical trial is a multi-center, prospective, double-masked, placebo-controlled, randomized trial conducted at 22 centers in the United States. This clinical trial is a post marketing study performed within the FDA cleared indications of the OcuLight SLx and is being conducted to determine whether TTT laser treatment using our OcuLight SLx infrared laser system and Large Spot Slit Lamp Adapter can reduce the risk of vision loss for patients with wet AMD compared to a randomized control, which should reflect the natural history of the disease. We believe that a favorable outcome from the TTT4CNV clinical trial will increase laser sales although this process may take a number of years. In March 2003, we announced that the Executive Committee for the TTT4CNV clinical trial accepted the recommendations of the independent Data and Safety Monitoring Committee that an adequate number of patients were enrolled to detect a clinically relevant difference between outcomes in TTT-treated eyes and patients not being treated. We believe that results of the TTT4CNV study for wet AMD will likely be released during the fourth quarter of 2004. In June 2003, we announced the publication of two additional clinical studies, which also support the effectiveness of TTT for the treatment of wet age-related macular degeneration. Both studies were prospective, non-randomized, non-masked case series that were performed using our OcuLight SLx laser and Large Spot Size Slit Lamp Adapter. We cannot assure you that results from the TTT4CNV clinical trial will prove to be successful. If the future results of the TTT4CNV clinical trial or any other clinical trial regarding our products fails to demonstrate improved outcomes of treatments using our products, our ability to generate revenues from new products or new applications using our products would be adversely affected and our business would be harmed.

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

     - Our ability to maintain sales volumes at a level sufficient to cover our fixed manufacturing and operating costs.

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

     -    Changes in the prices at which we can sell our products;


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

     We Rely on Our Direct Sales Force and Network of International Distributors to Sell Our Products and any Failure to Maintain Our Direct Sales Force and Distributor Relationships Could Harm Our Business. Our ability to sell our products and generate revenue depends upon our direct sales force within the United States and relationships with independent distributors outside the United States. As of April 3, 2004 our direct sales force consisted of 11 employees with 3 open positions and we maintained relationships with 66 independent distributors internationally selling our products into 107 countries. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are entirely dependent on the efforts of these third parties. If any distributor breaches or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory would be adversely affected.

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

     We Depend on Collaborative Relationships to Develop, Introduce and Market New Products, Product Enhancements and New Applications. We depend on both clinical and commercial collaborative relationships. We have entered into collaborative relationships with academic medical centers and physicians in connection with the research and development and clinical testing of our products. Commercially, we currently collaborate with Bausch & Lomb to design and manufacture a solid-state green wavelength (532 nm) laser photocoagulator module, called the Millennium Endolase module. The Millennium Endolase module is designed to be a component of Bausch & Lomb's ophthalmic surgical suite product offering and is not expected to be sold as a stand-alone product. Sales of the Millennium Endolase module are dependent upon the actual order rate from and shipment rate to Bausch & Lomb, which depends on the efforts of our partner and is beyond our control. We cannot assure you that our relationship with Bausch & Lomb will result in further sales of our Millennium Endolase module. We also collaborate with Miravant Medical Technologies, a maker of photodynamic drugs, on a device that emits a laser beam to activate a photodynamic drug developed by Miravant for the treatment of wet AMD. In January 2002, Miravant announced that the top line results of their Phase III clinical trial indicated that SnET2, the photodynamic drug developed, did not meet the primary efficacy endpoint in the study population. As we could not be assured that SnET2 would be timely or successfully pursued through clinical trials by Miravant, we charged to expense in the fourth quarter of 2001, $0.3 million of inventory related to the OcuLight 664, the laser used by Miravant in the Phase III clinical trials. Miravant has since initiated discussions with the FDA regarding patients treated per protocol in a subset of the Phase III clinical trials and in late March 2004 announced that it has submitted an NDA/PMA (New Drug Application/Premarket Approval) to the FDA seeking marketing approval of SnET2-PDT as a new treatment for patients with wet AMD. SnET2-PDT has been granted Fast Track product status by the FDA. As a result, within 60 days of the NDA/PMA submission, the FDA will make a determination to accept or refuse to file the NDA/PMA and, if accepted, will designate its review status. Approval by the FDA of the SnET2-PDT product may be obtained, in the best case, by October 2003. Successful commercialization of this product will depend on Miravant's ability to successfully market and sell this therapy.

     We face risks associated with our collaborative relationships. Our collaborators may not pursue further development and commercialization of products resulting from collaborations with us or may not devote sufficient resources to the marketing and sale of such products. Our reliance on others for clinical development, manufacturing and distribution of our products may result in unforeseen problems. Further, our collaborative partners may develop or pursue alternative technologies either on their own or in collaboration with others. If a collaborator elects to terminate its agreement with us, our ability to develop, introduce, market and sell the product may be significantly impaired and we may be forced to discontinue altogether the product resulting from the collaboration. We may not be able to negotiate alternative collaboration agreements on acceptable terms, if at all. The failure of any current or future collaboration efforts could have a material adverse effect on our ability to introduce new products or applications and therefore could have a material adverse effect on our business, results of operations and financial condition.

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

     In addition, we are also subject to varying product standards, packaging requirements, labeling requirements, tariff regulations, duties and tax requirements. As a result of our sales in Europe, we are required to have all products "CE" marked, an international symbol affixed to all products demonstrating compliance with the European Medical Device Directive and all applicable standards. While currently all of our released products are CE marked, continued certification is based on successful review of our quality system by our European Registrar during their annual audit. Any loss of certification would have a material adverse effect on our business, results of operations and financial condition.

     Our products could be subject to recalls even after receiving FDA approval or clearance. A recall would harm our reputation and adversely affect our operating results. The FDA and similar governmental authorities in other countries in which we market and sell our products have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. A government mandated recall, or a voluntary recall by us, could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling. A recall could divert management's attention, cause us to incur significant expenses, harm our reputation with customers and negatively affect our future sales.

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

Changes in Accounting Rules. We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the Securities and Exchange Commission (the "SEC") and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may even retroactively affect previously reported transactions. In particular, changes to FASB guidelines relating to accounting for stock-based compensation will likely increase our compensation expense, could make our net income less predictable in any given reporting period and could change the way we compensate our employees or cause other changes in the way we conduct our business. On March 31, 2004, the Financial Accounting Standards Board (FASB) issued an Exposure Draft, Share-Based Payment: an amendment of FASB statements No. 123 and 95, which would require a company to recognize, as an expense, the fair value of stock options and other stock-based compensation to employees beginning in 2005 and subsequent reporting periods. If we elect or are required to record an expense for our stock-based compensation plans using the fair value method as described in the Exposure Draft, we could have significant and ongoing accounting charges, which could significantly reduce our net income.

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

     Interest Rate Risk. We are subject to interest rate risks on cash and cash equivalents, available-for-sale marketable securities and any future financing requirements. Interest rate risks related to marketable securities are managed by managing maturities in our marketable securities portfolio. We have no long-term debt as of April 3, 2004.

     The fair value of our investment portfolio or related income would not be significantly impacted by changes in interest rates since the marketable securities maturities do not exceed terms of 12-24 months and the interest rates are primarily fixed.

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

Currency Rate Risk.

     As all of our sales transactions are denominated in U.S. currency, we do not hedge any balance sheet exposures against future movements in foreign exchange rates. The exposure related to currency rate movements would not have a material impact on future net income or cash flows.

ITEM 4.   CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b) CHANGES IN INTERNAL CONTROLS

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

     On May 4, 2004 the registrant furnished a Current Report on Form 8-K reporting under Item 12 of Form 8-K that on May 4, 2004, the Company issued a press release regarding the Company's financial results for the fiscal quarter ended April 3, 2004.

TRADEMARK  ACKNOWLEDGMENTS

IRIDEX, the IRIDEX logo, IRIS Medical, OcuLight, SmartKey, EndoProbe and Apex are our registered trademarks. IRIDERM, G-Probe, DioPexy, DioVet, TruFocus, TrueCW, UltraView, DioLite 532, Long Pulse, MicroPulse, Scanlite Scanner,
ColdTip Handpiece, Varispot Handpiece and EasyFit product names are our trademarks. All other trademarks or trade names appearing in the Form 10-Q are the property of their respective owners.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               IRIDEX Corporation
                               (Registrant)

     Date: May 18, 2004     By:  /s/ Larry Tannenbaum
                                 --------------------
                                 Larry  Tannenbaum
                                 Chief Financial Officer and Vice President,
                                 Administration (Principal Financial, Principal
                                 Accounting Officer and Authorized Signatory)

                                  Exhibit Index

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.