Form 10-Q
period 2004-07-03
IRIDEX CORP
filed 2004-08-17
CIK 1006045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For  the  quarterly  period  ended  July  3,  2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]


                        APPLICABLE TO CORPORATE ISSUERS:

The number of shares of common stock, $.01 par value, issued and outstanding as of August 13, 2004 was 7,325,182.

                                         IRIDEX CORPORATION
                                         TABLE OF CONTENTS


                                                                                               Page
                                                                                               ----
PART I.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                Condensed Consolidated Balance Sheets as of July 3, 2004
                and January 3, 2004                                                               3

                Condensed Consolidated Statements of Operations for the three
                and six months ended July 3, 2004 and June 28, 2003                               4

                Condensed Consolidated Statements of Cash Flows for the six
                months ended July 3, 2004 and June 28, 2003                                       5

                Condensed Consolidated Statements of Comprehensive Income(Loss)
                for the three and six months ended July 3, 2004 and
                June 28, 2003                                                                     6

                Notes to Condensed Consolidated Financial Statements                              7

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                                              12

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK                                                                      26

ITEM 4.         CONTROLS AND PROCEDURES                                                          27

PART II.        OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS                                                                28

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS                                        28

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES                                                  28

ITEM 4.         SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                                28

ITEM 5.         OTHER INFORMATION                                                                29

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                                                 29

SIGNATURE                                                                                        30

CERTIFICATIONS                                                                                   31

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

PART I.  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
---------------------------------------------------

                               IRIDEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                   JULY 3,    JANUARY 3,
                                                  ---------  ------------
                                                    2004         2004
                                                  ---------  ------------
                    ASSETS
                    ------
Current assets:
   Cash and cash equivalents . . . . . . . . . .  $  7,744   $    10,541
   Available-for-sale securities . . . . . . . .    10,736         5,751
   Accounts receivable, net. . . . . . . . . . .     5,926         6,548
   Inventories . . . . . . . . . . . . . . . . .     8,296         8,721
   Prepaids and other current assets . . . . . .       930           934
   Current deferred income taxes . . . . . . . .       972           972
                                                  ---------  ------------
      Total current assets . . . . . . . . . . .    34,604        33,467
   Property and equipment, net . . . . . . . . .       791           850
   Deferred income taxes . . . . . . . . . . . .     1,522         1,522
                                                  ---------  ------------
      Total assets . . . . . . . . . . . . . . .  $ 36,917   $    35,839
                                                  =========  ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
     -------------------------------------
Current liabilities:
   Accounts payable. . . . . . . . . . . . . . .  $    939   $     1,029
   Accrued expenses. . . . . . . . . . . . . . .     3,452         3,380
   Deferred revenue. . . . . . . . . . . . . . .       726           596
                                                  ---------  ------------
      Total liabilities. . . . . . . . . . . . .     5,117         5,005
                                                  ---------  ------------
Stockholders' equity:
   Common stock. . . . . . . . . . . . . . . . .        73            70
   Additional paid-in capital. . . . . . . . . .    24,775        23,900
   Accumulated other comprehensive loss. . . . .       (29)           (1)
   Treasury stock. . . . . . . . . . . . . . . .      (430)         (430)
   Retained earnings . . . . . . . . . . . . . .     7,411         7,295
                                                  ---------  ------------
      Total stockholders' equity . . . . . . . .    31,800        30,834
                                                  ---------  ------------
      Total liabilities and stockholders' equity  $ 36,917   $    35,839
                                                  =========  ============


    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                            IRIDEX CORPORATION
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                               (UNAUDITED)

                                                            THREE MONTHS ENDED        SIX MONTHS ENDED
                                                           JULY 3,      JUNE 28,    JULY 3,     JUNE 28,
                                                             2004         2003        2004        2003
                                                         ------------  ----------  ----------  ----------
Sales . . . . . . . . . . . . . . . . . . . . . . . . .  $     8,109   $   7,435   $  15,501   $  14,661
Cost of sales . . . . . . . . . . . . . . . . . . . . .        4,302       4,315       8,479       8,303
                                                         ------------  ----------  ----------  ----------
        Gross profit. . . . . . . . . . . . . . . . . .        3,807       3,120       7,022       6,358
                                                         ------------  ----------  ----------  ----------

Operating expenses:
   Research and development . . . . . . . . . . . . . .        1,277       1,047       2,384       1,997
   Sales, general and administrative. . . . . . . . . .        2,404       2,564       4,597       5,028
                                                         ------------  ----------  ----------  ----------
Total operating expenses. . . . . . . . . . . . . . . .        3,681       3,611       6,981       7,025
                                                         ------------  ----------  ----------  ----------

Income (loss) from operations . . . . . . . . . . . . .          126        (491)         41        (667)
   Interest and other income, net . . . . . . . . . . .           69          51         129         105
                                                         ------------  ----------  ----------  ----------
Income (loss) before income taxes . . . . . . . . . . .          195        (440)        170        (562)
   (Provision for) benefit from income taxes. . . . . .          (62)        141         (54)        181
                                                         ------------  ----------  ----------  ----------
Net income (loss) . . . . . . . . . . . . . . . . . . .  $       133   $    (299)  $     116   $    (381)
                                                         ============  ==========  ==========  ==========

Net income (loss) per share - basic . . . . . . . . . .  $      0.02      ($0.04)  $    0.02      ($0.06)
                                                         ============  ==========  ==========  ==========
Net income (loss) per share - diluted . . . . . . . . .  $      0.02      ($0.04)  $    0.01      ($0.06)
                                                         ============  ==========  ==========  ==========

Shares used in computing net income (loss) per share -
   basic. . . . . . . . . . . . . . . . . . . . . . . .        7,192       6,919       7,134       6,916
                                                         ============  ==========  ==========  ==========
Shares used in computing net income (loss) per share -
   diluted. . . . . . . . . . . . . . . . . . . . . . .        7,786       6,919       7,735       6,916
                                                         ============  ==========  ==========  ==========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                 IRIDEX CORPORATION
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (IN THOUSANDS)
                                                     (UNAUDITED)


                                                                                                 SIX MONTHS ENDED
                                                                                               JULY 3,     JUNE 28,
                                                                                                 2004        2003
                                                                                              ----------  ----------
Cash flows from operating activities:
   Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     116   $    (381)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        214         394
      Provision for inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (150)        (66)
      Changes in operating assets and liabilities:
         Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        622       1,648
         Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        575         387
         Prepaids and other current assets . . . . . . . . . . . . . . . . . . . . . . . . .          4        (354)
         Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (90)        235
         Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         72        (112)
         Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        130           -
                                                                                              ----------  ----------
      Net cash provided by operating activities. . . . . . . . . . . . . . . . . . . . . . .      1,493       1,751
                                                                                              ----------  ----------

Cash flows from investing activities:
   Purchases of available-for-sale securities. . . . . . . . . . . . . . . . . . . . . . . .     (9,556)     (4,506)
   Proceeds from maturity of available-for-sale securities . . . . . . . . . . . . . . . . .      4,543       1,842
   Acquisition of property and equipment . . . . . . . . . . . . . . . . . . . . . . . . . .       (155)       (173)
                                                                                              ----------  ----------
      Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . . . . . .     (5,168)     (2,837)
                                                                                              ----------  ----------

Cash flows from financing activities:
   Issuance of common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        878          21
                                                                                              ----------  ----------
      Net cash provided by financing activities. . . . . . . . . . . . . . . . . . . . . . .        878          21
                                                                                              ----------  ----------
      Net decrease in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .     (2,797)     (1,065)

Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . . . . . . .     10,541       9,186
                                                                                              ----------  ----------

Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . . . . . . .  $   7,744   $   8,121
                                                                                              ==========  ==========


      SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
         Change in unrealized losses on available-for-sale securities. . . . . . . . . . . .  $     (28)  $      (4)


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                        IRIDEX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                          (IN THOUSANDS)
                                            (UNAUDITED)


                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                    JULY 3,      JUNE 28,    JULY 3,     JUNE 28,
                                                      2004         2003        2004        2003
                                                  ------------  ----------  ----------  ----------
Net income (loss). . . . . . . . . . . . . . . .  $       133   $    (299)  $     116   $    (381)
Other comprehensive loss:
     Change in unrealized loss on
          available-for-sale securities, net of
          tax. . . . . . . . . . . . . . . . . .          (14)         (1)        (19)         (3)
                                                  ------------  ----------  ----------  ----------

Comprehensive income (loss)                       $       119   $    (300)  $      97   $    (384)
                                                  ============  ==========  ==========  ==========


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

     The condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 2, 2004. The results of operations for the three month period ended July 3, 2004 are not necessarily indicative of the results for the year ending January 1, 2005 or any future interim period.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company's significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended January 3, 2004 which was filed with the Securities and Exchange Commission on April 2, 2004. The Company's significant accounting policies have not materially changed as of July 3, 2004.

Deferred  Revenue

     Deferred revenue related to warranty contracts is recognized on a straight line basis over the period of the applicable contract. Cost is recognized as incurred. A reconciliation of changes in the Company's deferred revenue balances for the six months ending July 3, 2004 and June 28, 2003 follows (in thousands):


                                             Six Months Ended

                                      July 3, 2004    June 28, 2003

        Balance, beginning of period  $         596   $          393

        Additions to deferral                   489              316

        Revenue recognized                     (359)            (183)
                                      --------------  ---------------

        Balance, end of period        $         726   $          526
                                      ==============  ==============

Warranty

     The Company accrues for an estimated warranty cost upon shipment of products in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies." Actual warranty costs incurred have not materially differed from those accrued. The Company's warranty policy is effective for shipped products which are considered defective or fail to meet the product specifications. Warranty costs are reflected in the statement of operations as a cost of sales. A reconciliation of the changes in the Company's warranty liability for the six months ending July 3, 2004 and June 28, 2003 follows (in thousands):


                                            Six Months Ended

                                      July 3, 2004    June 28, 2003

        Balance, beginning of period  $         801   $          796

        Additions to deferral                   421              642

        Revenue recognized                     (455)            (721)
                                      --------------  ---------------

        Balance, end of period        $         767   $          717
                                      ==============  ===============


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

     Under APB 25, compensation expense for grants to employees is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the option's exercise price. SFAS 123 defines a "fair value" based method of accounting for an employee stock option or similar equity investment. The pro forma disclosure of the difference between compensation expense included in net income (loss) and the related cost measured by the fair value method is presented below.

     The following table provides a reconciliation of net income (loss) to pro forma net income (loss) as if the fair value method had been applied to all employee awards (in thousands, except per share data):

                                   Three Months Ended                 Six Months Ended

                            July 3, 2004    June 28, 2003    July 3, 2004    June 28, 2003

Net income (loss), as
reported                   $         133   $         (299)  $         116   $         (381)

Add:  Total stock based
compensation expense,
net of tax, determined
under fair value based
method for all awards to
employees                           (125)            (104)           (269)            (221)
                           --------------  ---------------  --------------  ---------------

Pro forma net income
(loss)                     $           8   $         (403)  $        (153)  $         (602)

Basic net income (loss)
per share:

As reported                $        0.02   $        (0.04)  $        0.02   $        (0.06)
                           ==============  ===============  ==============  ===============

Pro forma                  $        0.00   $        (0.06)  $       (0.02)  $        (0.09)
                           ==============  ===============  ==============  ===============

Diluted net income (loss)
per share:

As reported                $        0.02   $        (0.04)  $        0.01   $        (0.06)
                           ==============  ===============  ==============  ===============

Pro forma                  $        0.00   $        (0.06)  $       (0.02)  $        (0.09)
                           ==============  ===============  ==============  ===============

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

3.   INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is based on actual sales computed on a first in, first out basis. The components of inventories consist of the following (in thousands):

                                                       JULY 3,    JANUARY 3,
                                                        2004        2004
                                                      --------   -----------
Raw materials and work in progress . . . . . . . . .  $  4,414   $     4,426
Finished goods . . . . . . . . . . . . . . . . . . .     3,882         4,295
                                                      --------   -----------
Total inventories . . . . . . . . . . . . . . . . .   $  8,296   $     8,721
                                                      ========   ===========

4.   CONTINGENCIES

     From time to time, the Company may be engaged in certain administrative proceedings, incidental to its normal business activities. Management believes that liabilities resulting from such proceedings, or claims which are pending or known to be threatened, are adequately covered by liability insurance and will not have a materials adverse effect on the Company's financial position or results of operations.

     In addition, the Company collects certain pass-through taxes from its customers in those jurisdictions in which it believes it has a requirement to collect such taxes and remits the sales taxes that it collects to the applicable taxing authorities. If a taxing authority were to determine that the Company had failed to properly collect sales taxes from its customers in that authority's jurisdiction, the Company could be held liable for the amount of any uncollected taxes and such amount could be material. Although no states have asserted that the Company has failed to properly collect sales taxes from its customers in any jurisdiction, the Company is currently researching whether it has a requirement to collect and remit such sales taxes in any jurisdictions in which it is not currently doing so.

5.   COMPUTATIONS OF NET LOSS PER COMMON SHARE

     Basic and diluted net income (loss) per share are computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income
(loss) per share includes the dilutive effect of potentially dilutive common stock provided the inclusion of such potential common stock is not antidilutive. Potential common stock consists of incremental common shares issuable upon the exercise of stock options.

     During the three and six months ended July 3, 2004, options to purchase 493,869 and 520,853 shares of common stock at weighted average exercise prices of $9.06 and $8.98 per share, respectively, were outstanding, but were not included in the computations of diluted net income per common share because the exercise price of the related options exceeded the average market price of the common shares. During the three and six months ended June 28, 2003, options to purchase 1,837,487 shares at a weighted average exercise price of $5.27 were outstanding, but were not included in the computations of diluted net loss per share because their effect was antidilutive. These options could dilute earnings per share in future periods.

6.   BUSINESS SEGMENTS

     We operate in two reportable segments: the ophthalmology medical device segment and the dermatology medical device segment. In both segments, we develop, manufacture and market medical devices. Our revenues arise from the sale of consoles, delivery devices, disposables and service and support activities.

     Information on reportable segments for the three and six months ended July 3, 2004 and June 28, 2003 is as follows (in thousands):

                           Three Months Ended July 3, 2004          Three Months Ended June 28, 2003

                        Ophthalmology   Dermatology     Total    Ophthalmology   Dermatology     Total
                           Medical        Medical                   Medical        Medical
                           Devices        Devices                   Devices        Devices

Sales                   $        6,686  $      1,423  $  8,109   $        6,019  $      1,416  $   7,435

Direct Cost of Goods
Sold                             2,211           780     2,991            2,047           681      2,728
                        --------------  ------------  ---------  --------------  ------------  ----------

Direct Gross Margin              4,475           643     5,118            3,972           735      4,707

Total Unallocated
Costs                                                   (4,923)                                   (5,147)
                                                      ---------                                ----------

Pre-tax  income (loss)                                     195                                      (440)
                                                      =========                                ==========

                             Six Months Ended July 3, 2004            Six Months Ended June 28, 2003

                        Ophthalmology   Dermatology     Total    Ophthalmology   Dermatology     Total
                           Medical        Medical                   Medical        Medical
                           Devices        Devices                   Devices        Devices

Sales                   $       12,930  $      2,571  $ 15,501   $       11,742  $      2,919  $  14,661

Direct Cost of Goods
Sold                             4,452         1,427     5,879            4,014         1,387      5,401
                        --------------  ------------  ---------  --------------  ------------  ----------

Direct Gross Margin              8,478         1,144     9,622            7,728         1,532      9,260

Total Unallocated
Costs                                                   (9,452)                                   (9,822)
                                                      ---------                                ----------

Pre-tax  income (loss)                                     170                                      (562)
                                                      =========                                ==========

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

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of sales for the periods indicated.

                                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                             JULY 3,     JUNE 28,    JULY 3,    JUNE 28,
                                               2004        2003        2004       2003
                                            ----------  ----------  ----------  ---------
Sales. . . . . . . . . . . . . . . . . . .     100.0%      100.0%      100.0%     100.0%
Cost of sales. . . . . . . . . . . . . . .      53.1%       58.0%       54.7%      56.6%
                                            ----------  ----------  ----------  ---------
   Gross profit. . . . . . . . . . . . . .      46.9%       42.0%       45.3%      43.4%
                                            ----------  ----------  ----------  ---------
Operating expenses:
   Research and development. . . . . . . .      15.7%       14.1%       15.4%      13.6%
   Sales, general and administrative . . .      29.6%       34.5%       29.7%      34.3%
                                            ----------  ----------  ----------  ---------
      Total operating expenses . . . . . .      45.3%       48.6%       45.1%      47.9%
                                            ----------  ----------  ----------  ---------

Income (loss) from operations. . . . . . .       1.6%       (6.6%)       0.2%      (4.5%)
Interest and other income, net . . . . . .       0.9%        0.7%        0.8%       0.7%
                                            ----------  ----------  ----------  ---------
Income (loss) before income taxes. . . . .       2.5%       (5.9%)       1.0%      (3.8%)
Benefit from (provision for) income taxes.      (0.8%)       1.9%       (0.3%)      1.2%
                                            ----------  ----------  ----------  ---------
Net income (loss). . . . . . . . . . . . .       1.7%       (4.0%)       0.7%      (2.6%)
                                            ==========  ==========  ==========  =========

     The following table sets forth for the periods indicated the amount of sales for our operating segments and sales as a percentage of total sales.

                               Three Months  Ended                          Six Months Ended
                      July 3, 2004          June 28, 2003         July 3, 2004          June 28, 2003

                   Amount   Percentage   Amount   Percentage   Amount   Percentage   Amount   Percentage
                             of total              of total              of total              of total
                               sales                 sales                 sales                 sales

    Domestic       $ 4,845        59.7%  $ 4,680        62.9%  $ 9,001        58.1%  $ 9,220        62.9%

    International    3,264        40.3%    2,755        37.1%    6,500        41.9%    5,441        37.1%
                   -------  -----------  -------  -----------  -------  -----------  -------  -----------

Total                8,109       100.0%    7,435       100.0%   15,501       100.0%   14,661       100.0%
                   =======  ===========  =======  ===========  =======  ===========  =======  ===========

Ophthalmology:

    Domestic         4,058        50.0%    3,628        48.8%    7,424        47.9%    7,050        48.1%

    International    2,628        32.4%    2,391        32.2%    5,506        35.5%    4,692        32.0%
                   -------  -----------  -------  -----------  -------  -----------  -------  -----------

Total                6,686        82.4%    6,019        81.0%   12,930        83.4%   11,742        80.1%
                   =======  ===========  =======  ===========  =======  ===========  =======  ===========

Dermatology:

    Domestic           787         9.7%    1,052        14.1%    1,577        10.2%    2,170        14.8%

    International      636         7.8%      364         4.9%      994         6.4%      749         5.1%
                   -------  -----------  -------  -----------  -------  -----------  -------  -----------

Total              $ 1,423        17.5%  $ 1,416        19.0%  $ 2,571        16.6%  $ 2,919        19.9%
                   =======  ===========  =======  ===========  =======  ===========  =======  ===========

     Ophthalmology  Sales

     Ophthalmology sales increased 11.1% to $6.7 million for the three months ended July 3, 2004 from $6.0 million for the three months ended June 28, 2003. For the six months ended July 3, 2004, ophthalmology sales increased 10.1% to $12.9 million from $11.7 million. For the three month period ended July 3, 2004, domestic ophthalmology sales increased 11.9% to $4.1 million from $3.6 million for the three months ended June 28, 2003 due primarily to a $0.6 million increase in unit sales of delivery devices and service revenue, offset by a $0.1 million decrease in unit sales of laser consoles. Domestic ophthalmology sales increased 5.3% for the six months ended July 3, 2004 to $7.4 million from $7.1 million due to a $0.8 million increase in unit sales of delivery devices and service revenue, offset by a $0.5 million decrease in sales of laser consoles. International ophthalmology sales increased 9.9% to $2.6 million for the three months ended July 3, 2004 from $2.4 million for the three months ended June 28, 2003. The increase in international ophthalmology sales during this period was due to a $0.2 million increase in unit sales of delivery devices and service revenue. Sales of laser consoles remained constant for this period. For the six months ended July 3, 2004, international ophthalmology sales increased 17.3% to $5.5 million from $4.7 million due to a $0.5 million increase in unit sales of laser consoles and a $0.3 million increase in unit sales of delivery devices.

     Dermatology  Sales

     Dermatology sales remained constant at $1.4 million for the three months ended July 3, 2004 and June 28, 2003. For the six months ended July 3, 2004 dermatology sales decreased 11.9% to $2.6 million from

$2.9 million. Domestic dermatology sales decreased 25.2% to $0.8 million for the three month period ended July 3, 2004 from $1.1 million for the comparable prior year three month period due primarily to a $0.2 million decrease in unit sales of laser consoles. For the six months ended July 3, 2004 domestic dermatology sales decreased 27.3% to $1.6 million from $2.2 million due to a $0.7 million decrease in unit sales of laser consoles offset by a $0.1 million increase in domestic dermatology service revenue. International dermatology sales increased 74.5% to $0.6 million for the three months ended July 3, 2004 from $0.4 million for the three months ended June 28, 2003 due to a $0.2 million increase in sales of laser consoles. For the six months ended July 3, 2004, international dermatology sales increased 32.7% to $1.0 million from $0.7 million due to a $0.2 million increase in unit sales of laser consoles and a $0.1 million increase in international dermatology service revenue. Our dermatology product sales, both domestically and internationally, continue to be affected by economic conditions. Additionally dermatology procedures are typically elective procedures that are deferred by patients in difficult economic times. See "-Factors that May Affect Future Results - Our Business Has Been Adversely Impacted by the Worldwide Economic Slowdown and Related Uncertainties."

     Gross Profit. Our gross profit increased by $0.7 million to $3.8 million for the three month periods ended July 3, 2004 compared to $3.1 million for the three months ended June 28, 2003. Gross profit as a percentage of sales for the three months ended July 3, 2004 increased to 46.9% from 42.0% for the comparable prior year three month period. The total 4.9% increase in gross profit as a percentage of sales during this period included an increase of 2.7% relating to lower manufacturing overhead spending, a 1.7% increase associated with improved efficiency related to higher quarterly revenues, an increase of 0.7% for lower product costs including warranty charges, an increase of 0.3% for improved average selling prices offset by a 0.5% decrease related to the impact of product mix. For the six months ended July 3, 2004, gross profit increased by $0.7 million to $7.0 million from $6.4 million for the six months ended June 28, 2003. Gross profit as a percentage of sales for the six months ended July 3, 2004 increased to 45.3% from 43.4%. The total 1.9% increase in gross profit as a percentage of sales related to an increase of 1.0% associated with improved efficiency related to higher quarterly revenues, an increase of 0.5% for decreased manufacturing spending, and increase of 0.3% for lower product costs including warranty charges and an increase of 0.1% related to the impact of product mix. Although increasing competition has continued to result in a downward trend in average selling prices for some products, we intend to continue our efforts to reduce the cost of components and manufacturing and thereby mitigate the impact of price reductions on our gross profit. In addition, as we evaluate gross margins on each of our product lines, we may choose to place greater focus on product lines with better margins. See "-Factors That May Affect Future Results - If We Cannot Increase Our Sales Volumes, Reduce Our Costs or Introduce Higher Margin Products to Offset Anticipated Reductions in the Average Unit Selling Price of our Products, Our Operating Results May Suffer." We expect our gross profit margins to continue to fluctuate due to changes in the relative proportions of domestic and international sales, mix of sales of existing products, pricing, product costs and a variety of other factors. See "-Factors That May Affect Future Results - Our Operating Results May Fluctuate from Quarter to Quarter and Year to Year."

     Research and Development. Our research and development expenses increased by 21.9% to $1.3 million for the three months ended July 3, 2004 from $1.0 million for the three months ended June 28, 2003. Research and development expenses increased as a percentage of sales to 15.7% for the three months ended July 3, 2004 from 14.1% for the comparable prior year three-month period. The increase in research and development expense in absolute dollars and as a percentage of sales for the three month period ended July 3, 2004 was due primarily to $0.2 million in increased research and development project spending. For the six months ended July 3, 2004 research and development expenses increased 19.3% to $2.4 million from $2.0 million for the six months ended June 28, 2003. As a percentage of sales, research and development expense increased to 15.4% for the six months ended July 3, 2004 from 13.6% for the six months ended June 28, 2003. The increase in research and development expense in absolute dollars and as a percentage of sales for the six month period ended July 3, 2004 was due primarily to $0.4 million in increased research and development project spending.

     Sales, General and Administrative. Our sales, general and administrative expenses decreased by 6.2% to $2.4 million for the three months ended July 3, 2004 from $2.6 million for the three months ended June 28, 2003. As a percentage of sales, sales, general and administrative expenses decreased to 29.6% for the three months ended July 3, 2004 from 34.5% for the comparable prior year three-month period. The decrease in sales, general and administrative expense in absolute dollars and as a percentage of sales for the three month period ended July 3, 2004 was due primarily to $0.2 million in decreased spending on marketing programs and administrative consulting. For the six months ended July 3, 2004 sales, general and administrative expense decreased 8.6% to $4.6 million from $5.0 million for the six months ended June 28, 2003. As a percentage of sales, sales, general and administrative expense decreased to 29.7% for the six months ended July 3, 2004 from 34.3% for the six months ended June 28, 2003. The decrease in sales, general and administrative expense in absolute dollars and as a percentage of sales for the six month period ended July 3, 2004 was due primarily to $0.4 million in decreased spending on marketing programs and domestic sales.

     Interest and Other Income, net. For the three months ended July 3, 2004 we had net other income of $69,000 as compared with net other income of $ 51,000 for the three months ended June 28, 2003. For the six months ended July 3, 2004, net other income was $129,000 as compared with $105,000 for the six months ended June 28, 2003. The change in net other income for both the three and six month periods was due primarily to an increase in interest income associated with increased cash, cash equivalents and available for sale securities.

     Income Taxes. The effective income tax rate for both the three and six month periods ending July 3, 2004 and June 28, 2003 was 32%. The tax rate for these periods was lower than the Federal and State combined statutory rate of 40% because of certain tax benefits associated with tax credits for research and development activities.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At July 3, 2004, our primary sources of liquidity included cash and cash equivalents and available-for-sale securities in the aggregate amount of $18.5 million. In addition, we have available $4 million under our unsecured line of credit which bears interest at the bank's prime rate and expires in October
2004. As of July 3, 2004, no borrowings were outstanding under this credit facility. We expect to renew the line of credit in October 2004, assuming that the terms continue to be acceptable.

     During the six months ended July 3, 2004, operating activities provided $1.5 million of cash. The primary sources of cash from operating activities included a decrease in net accounts receivable of $0.6 million, a decrease in net inventory of $0.5 million, depreciation of $0.2 million, net income of $0.1 million, an increase in deferred revenue and accrued liabilities of $0.2 million offset by uses of cash which included a $0.1 million decrease in accounts payable. The decrease in accounts receivable resulted primarily from continued focus on collection efforts. The decrease in inventory related primarily to decreased inventory purchases due to an ongoing inventory reduction program.

     Investing activities used $5.2 million in cash and cash equivalents during the three months ended July 3, 2004, primarily due to net purchases of available for sale securities of $5.0 million and purchases of fixed assets of $0.2 million.

     Net cash provided by financing activities during the six months ended July 3, 2004 was $0.9 million which consisted of the issuance of common stock under employee option plans and the employee stock purchase plan.

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

     In December 1998, we instituted a stock repurchase program whereby up to 150,000 shares of our common stock may be repurchased in the open market. We plan to utilize all of the reacquired shares for reissuance in connection with employee stock programs. No shares were repurchased during the three months ended July 3, 2004. To date, we have purchased 103,000 shares of our common stock under this program.

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

     We Face Strong Competition in Our Markets and Expect the Level of Competition to Grow in the Foreseeable Future. Competition in the market for devices used for ophthalmic and dermatology treatment procedures is intense and is expected to increase. Our competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. Our principal competitors in ophthalmology are Lumenis Ltd., Carl Zeiss Meditec, Inc., Alcon, Quantel and Nidek, Inc. All of these companies currently offer a competitive semiconductor-based laser system in ophthalmology. Our principal competitors in dermatology are Laserscope, Candela Corporation, Palomar Technologies, Lumenis Ltd. and Cutera, Inc. Some competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. Some companies also have greater name recognition than we do and long-standing customer relationships. In addition to other companies that manufacture photocoagulators, we compete with pharmaceuticals, other technologies and other surgical techniques. Some medical companies, academic and research institutions, or others, may develop new technologies or therapies that are more effective in treating conditions targeted by us or are less expensive than our current or future products. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

     Our Future Success Depends on Our Ability to Develop and Successfully Introduce New Products and New Applications. Our future success is dependent upon, among other factors, our ability to develop, obtain regulatory approval or clearance of, manufacture and market new products. In May 2004, we introduced a new type of illuminating Endoprobe. In June 2003 we began shipment of two new products; a 50 micron slit lamp adaptor and a 25 gauge single-use Endoprobe. In October 2002, we announced the introduction of a number of new products, specifically the OcuLight Symphony multi-wavelength laser delivery system, an expanded EndoProbe product line and a 5 mm Large Spot Slit Lamp Adapter. We also announced the Millennium Endolase module in 2002, which we manufacture to be included in Bausch & Lomb's Millennium Microsurgical System. Successful commercialization of these and other new products and new applications will require that we effectively transfer production processes from research and development to manufacturing and effectively coordinate with our suppliers. In addition, we must successfully sell and achieve market acceptance of new products and applications and enhanced versions of existing products. The extent of, and rate at which, market acceptance and penetration are achieved by future products is a function of many variables. These variables include price, safety, efficacy, reliability, marketing and sales efforts, the development of new applications for these products, the availability of third-party reimbursement of procedures using our new products, the existence of competing products and general economic conditions affecting purchasing patterns. Our ability to market and sell new products may also be subject to government regulation, including approval or clearance by the United States Food and Drug Administration, or FDA, and foreign government agencies. Any failure in our ability to successfully develop and introduce new products or enhanced versions of existing products and achieve market acceptance of new products and new applications could have a material adverse effect on our operating results and would cause our net revenues to decline.

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

     If We Cannot Increase Our Sales Volumes, Reduce Our Costs or Introduce Higher Margin Products to Offset Anticipated Reductions in the Average Unit Price of Our Products, Our Operating Results May Suffer. We have experienced declines in the average unit price of our products and expect to continue to suffer from declines in the future. The average unit price of our products may decrease in the future in response to changes in product mix, competitive pricing pressures, new product introductions by our competitors or other factors. If we are unable to offset the anticipated decrease in our average selling prices by increasing our sales volumes or through new product introductions, our net revenues will decline. In addition, to maintain our gross margins, we must continue to reduce the manufacturing cost of our products. If we cannot maintain our gross margins, our business could be seriously harmed, particularly if the average selling price of our products decreases significantly without a corresponding increase in sales.

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

     We Depend on International Sales for a Significant Portion of Our Operating Results. We derive, and expect to continue to derive, a large portion of our revenue from international sales. For the three months ended July 3, 2004, our international sales were $3.3 million or 40.3% of total sales. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. None of our international revenues and costs has been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. The factors stated above could have a material adverse effect on our business, financial condition or results of operations. Our international operations and sales are subject to a number of risks including:


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

     We Depend on Sales of Our Ophthalmology Products for a Significant Portion of Our Operating Results. We derive, and expect to continue to derive, a large portion of our revenue and profits from sales of our ophthalmology products. For the three months ended July 3, 2004 our ophthalmology sales were $6.7 million or 82.5% of total sales. We anticipate that sales of our ophthalmology products will continue to account for a significant portion of our revenues in the foreseeable future as we continue to introduce new ophthalmology products, such as the 50 micron slit lamp adapter and our expanded EndoProbe product line, and support clinical trials in the field of ophthalmology, including the TTT4CNV clinical trial for the treatment of wet AMD.

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


     - Our ability to maintain sales volumes at a level sufficient to cover fixed manufacturing and operating costs;


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

     We Rely on Our Direct Sales Force and Network of International Distributors to Sell Our Products and any Failure to Maintain Our Direct Sales Force and Distributor Relationships Could Harm Our Business. Our ability to sell our products and generate revenue depends upon our direct sales force within the United States and relationships with independent distributors outside the United States. As of July 3, 2004 our direct sales force consisted of 11 employees with 3 additional open positions and we maintained relationships with 66 independent distributors internationally selling our products into 107 countries. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are entirely dependent on the efforts of these third parties. If any distributor breaches or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory would be adversely affected.

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

     We Depend on Collaborative Relationships to Develop, Introduce and Market New Products, Product Enhancements and New Applications. We depend on both clinical and commercial collaborative relationships. We have entered into collaborative relationships with academic medical centers and physicians in connection with the research and development and clinical testing of our products. Commercially, we currently collaborate with Bausch & Lomb to design and manufacture a solid-state green wavelength (532 nm) laser photocoagulator module, called the Millennium Endolase module. The Millennium Endolase module is designed to be a component of Bausch & Lomb's ophthalmic surgical suite product offering and is not expected to be sold as a stand-alone product. Sales of the Millennium Endolase module are dependent upon the actual order rate from and shipment rate to Bausch & Lomb, which depends on the efforts of our partner and is beyond our control. We cannot assure you that our relationship with Bausch & Lomb will result in further sales of our Millennium Endolase module. We also collaborate with Miravant Medical Technologies, a maker of photodynamic drugs, on a device that emits a laser beam to activate a photodynamic drug developed by Miravant for the treatment of wet AMD. In January 2002, Miravant announced that the top line results of their Phase III clinical trial indicated that SnET2, the photodynamic drug developed, did not meet the primary efficacy endpoint in the study population. As we could not be assured that SnET2 would be timely or successfully pursued through clinical trials by Miravant, we charged to expense in the fourth quarter of 2001, $0.3 million of inventory related to the OcuLight 664, the laser used by Miravant in the Phase III clinical trials. Miravant has since initiated discussions with the FDA regarding patients treated per protocol in a subset of the Phase III clinical trials and in late March 2004 announced that it had submitted an NDA/PMA (New Drug Application/Premarket Approval) to the FDA seeking marketing approval of SnET2-PDT as a new treatment for patients with wet AMD. SnET2-PDT has been granted Fast Track product status by the FDA and the FDA has designated the NDA/PMA as fileable. The Company is the exclusive provider of the OcuLight 664 activation laser used in this application. Approval by the FDA of the SnET2-PDT product may be obtained by October 2004. Successful commercialization of this product will depend, among other things, on acceptance of this product and Miravant's ability to successfully market and sell this therapy.

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

     We Rely on Patents and Proprietary Rights to Protect our Intellectual Property and Business. Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued fifteen United States patents and two foreign patents on the technologies related to our products and processes. We have approximately three pending patent applications in the United States and eight foreign pending patent applications that have been filed. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.

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

     Interest Rate Risk. We are subject to interest rate risks on cash and cash equivalents, available-for-sale marketable securities and any future financing requirements. Interest rate risks related to marketable securities are managed by managing maturities in our marketable securities portfolio. We have no long-term debt as of July 3, 2004.

     The fair value of our investment portfolio or related income would not be significantly impacted by changes in interest rates since the marketable securities maturities do not exceed a term of 12 - 14 months and the interest rates are primarily fixed.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS
Our Annual Meeting of Stockholders was held on June 2, 2004 in Mountain View, California. Of the 7,283,757 shares outstanding as of the record date, 6,334,507 were present or represented by proxy at the meeting. The results of the voting on the matters submitted to the stockholders are as follows:


     1. To elect six (6) directors to serve for the ensuing year or until their successors are duly elected and qualified.

                      Name            Votes For      Votes Withheld
               ------------------     ---------      --------------

               Theodore Boutacoff     6,325,597          8,910
               James L. Donovan       6,325,597          8,910
               Donald L. Hammond      6,304,866          29,641
               Joshua Makower         6,296,397          38,110
               Robert K. Anderson     6,296,797          37,710
               Sanford Fitch          6,306,297          28,210


     2. To approve an amendment to the 1998 Stock Plan to increase the number of shares of common stock reserved for issuance thereunder by 200,000 shares, from 1,500,000 shares to 1,700,000.

               Votes for:               2,733,770

               Votes against:           1,395,563

               Votes abstaining:           69,500


     3. To approve the adoption of the Company's 2005 Employee Stock Purchase Plan with 30,000 shares of common stock reserved for issuance thereunder.

               Votes for:               3,899,177
               Votes against:             230,956
               Votes abstaining:           68,700


     4. To approve the amendment of the Company's 1995 Director Option Plan to increase the number of shares of common stock reserved for issuance thereunder by 40,000 shares, from 180,000 shares to 220,000 shares.

               Votes for:               3,817,706
               Votes against:             316,627
               Votes abstaining:           64,500


     5. To ratify the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending January 1, 2005.

               Votes for:               6,233,272
               Votes against:             100,235
               Votes abstaining:            1,000


ITEM 5. OTHER INFORMATION
In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Registrant is responsible for disclosing the non-audit services approved by the Company's Audit Committee to be performed by PricewaterhouseCoopers LLP, the Company's independent auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the Company. The additional engagements of PricewaterhouseCoopers LLP for the matters listed below are each considered by the Company to be audit-related services that are closely related to the financial audit process. During the third quarter of 2003, the Audit Committee approved the additional engagements of PricewaterhouseCoopers LLP for services to be delivered over the next year in connection with preparation of state and federal income tax returns and review of the Company's filings under the Securities Act of 1933, as amended.

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

(b)  Reports  on  Form  8-K

     On May 4, 2004 the registrant furnished a Current Report on Form 8-K reporting under Item 12 of Form 8-K that on May 4, 2004, the Company issued a press release regarding the Company's financial results for the fiscal quarter ended April 3, 2004.
     On July 27, 2004 the registrant furnished a Current Report on Form 8-K reporting under Item 12 of Form 8-K that on July 27, 2004, the Company issued a press release regarding the Company's financial results for the fiscal quarter ended July 3, 2004.


TRADEMARK  ACKNOWLEDGMENTS

IRIDEX, the IRIDEX logo, IRIS Medical, OcuLight, SmartKey, EndoProbe and Apex are our registered trademarks. IRIDERM, G-Probe, DioPexy, DioVet, TruFocus, TrueCW, UltraView, DioLite 532, Long Pulse, MicroPulse, ScanLite, ColdTip (Handpiece), VariSpot (Handpiece), TruView and EasyFit product names are our trademarks. All other trademarks or trade names appearing in the Form 10-Q are the property of their respective owners.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              IRIDEX  Corporation
                              (Registrant)

   Date:  August 17, 2004        By: /s/  Larry  Tannenbaum
                                     ------------------------
                                     Larry  Tannenbaum
                                     Chief Financial Officer and Vice President,
                                     Administration
                                     (Principal  Financial,
                                     Principal  Accounting  Officer  and
                                     Authorized  Signatory)

                                  EXHIBIT INDEX
                                 --------------


31.1     Certification of Chief Executive Officer pursuant to Section 302 of the
         -----------------------------------------------------------------------
         Sarbanes-Oxley  Act  of  2002.
         ------------------------------

31.2     Certification  of  Chief  Financial  pursuant  to  Section  302  of the
         -----------------------------------------------------------------------
         Sarbanes-Oxley  Act  of  2002.
         -----------------------

32.1     Certification  of  Chief  Executive Officer and Chief Financial Officer
         -----------------------------------------------------------------------
         pursuant  to 18 U.S.C. Section 1350, as adopted pursuant to Section 906
         -----------------------------------------------------------------------
         of the Sarbanes-Oxley  Act  of  2002.
         ------------------------------------