Form 10-Q
period 2004-10-02
IRIDEX CORP
filed 2004-11-16
CIK 1006045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  October  2,  2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  Transition  period  from __________ to _________

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

                        APPLICABLE TO CORPORATE ISSUERS:

The number of shares of common stock, $.01 par value, issued and outstanding as of November 10, 2004 was 7,374,641.

                               IRIDEX CORPORATION

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

              Condensed Consolidated Balance Sheets as of
              October 2, 2004 and January 3, 2004                              3

              Condensed Consolidated Statements of Operations for
              the three and nine months ended October 2, 2004
              and September 27, 2003                                           4

              Condensed Consolidated Statements of Cash Flows for
              the nine months  ended October 2, 2004 and
              September 27, 2003                                               5

              Condensed Consolidated Statements of Comprehensive
              Income (Loss) for the three and nine months
              ended October 2, 2004 and September 27, 2003                     6

              Notes to Unaudited Condensed Consolidated Financial Statements   7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                             12

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      27

ITEM 4.       CONTROLS AND PROCEDURES                                         28

PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS                                               29

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS                       29

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                                 29

ITEM 4.       SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS               29

ITEM 5.       OTHER INFORMATION                                               29

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                29

SIGNATURE                                                                     30

CERTIFICATIONS                                                                31

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
---------------------------------------------------

                               IRIDEX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                   OCTOBER 2,    JANUARY 3,
                                                      2004          2004
                                                  ------------  ------------
                          ASSETS
                          ------
Current assets:
    Cash and cash equivalents . . . . . . . . . . $     8,612   $    10,541
    Available-for-sale securities . . . . . . . .       9,511         5,751
    Accounts receivable, net. . . . . . . . . . .       6,516         6,548
    Inventories . . . . . . . . . . . . . . . . .       8,405         8,721
    Prepaids and other current assets . . . . . .         738           934
    Current deferred income taxes . . . . . . . .         972           972
                                                  ------------  ------------
      Total current assets. . . . . . . . . . . .      34,754        33,467
    Property and equipment, net . . . . . . . . .         772           850
    Deferred income taxes . . . . . . . . . . . .       2,129         1,522
                                                  ------------  ------------
      Total assets. . . . . . . . . . . . . . . . $    37,655   $    35,839
                                                  ============  ============

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
    Accounts payable. . . . . . . . . . . . . . . $       950   $     1,029
    Accrued expenses. . . . . . . . . . . . . . .       4,613         3,380
    Deferred revenue. . . . . . . . . . . . . . .         789           596
                                                  ------------  ------------
      Total liabilities . . . . . . . . . . . . .       6,352         5,005
                                                  ------------  ------------
    Stockholders' equity:
    Common stock. . . . . . . . . . . . . . . . .          74            70
    Additional paid-in capital. . . . . . . . . .      24,988        23,900
    Accumulated other comprehensive loss. . . . .         (20)           (1)
    Treasury stock. . . . . . . . . . . . . . . .        (430)         (430)
    Retained earnings . . . . . . . . . . . . . .       6,691         7,295
                                                  ------------  ------------
      Total stockholders' equity. . . . . . . . .      31,303        30,834
                                                  ------------  ------------
      Total liabilities and stockholders' equity. $    37,655   $    35,839
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

                                                     IRIDEX CORPORATION
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                        (UNAUDITED)

                                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                            OCTOBER 2,     SEPTEMBER 27,      OCTOBER 2,     SEPTEMBER 27,
                                                              2004             2003             2004             2003
                                                         ---------------  ---------------  ---------------  ---------------
Sales . . . . . . . . . . . . . . . . . . . . . . . . .  $        8,178   $         8,267  $       23,679   $       22,928
Cost of sales . . . . . . . . . . . . . . . . . . . . .           4,708             4,678          13,187           12,981
                                                         ---------------  ---------------  ---------------  ---------------
      Gross profit. . . . . . . . . . . . . . . . . . .           3,470             3,589          10,492            9,947
                                                         ---------------  ---------------  ---------------  ---------------

Operating expenses:
    Research and development. . . . . . . . . . . . . .           1,025               975           3,409            2,972
    Sales, general and administrative . . . . . . . . .           3,855             2,402           8,452            7,430
                                                         ---------------  ---------------  ---------------  ---------------
Total operating expenses. . . . . . . . . . . . . . . .           4,880             3,377          11,861           10,402
                                                         ---------------  ---------------  ---------------  ---------------

Income (loss) from operations . . . . . . . . . . . . .          (1,410)              212          (1,369)            (455)
    Interest and other income, net. . . . . . . . . . .              83                49             212              154
                                                         ---------------  ---------------  ---------------  ---------------
Income (loss) before income taxes . . . . . . . . . . .          (1,327)              261          (1,157)            (301)
    Benefit from income taxes . . . . . . . . . . . . .             607                 -             553              181
                                                         ---------------  ---------------  ---------------  ---------------
Net income (loss) . . . . . . . . . . . . . . . . . . .  $         (720)  $           261  $         (604)  $         (120)
                                                         ===============  ===============  ===============  ===============

Net income (loss) per share - basic . . . . . . . . . .          ($0.10)  $          0.04          ($0.08)          ($0.02)
                                                         ===============  ===============  ===============  ===============
Net income (loss) per share - diluted . . . . . . . . .          ($0.10)  $          0.04          ($0.08)          ($0.02)
                                                         ===============  ===============  ===============  ===============

Shares used in computing net income (loss) per share -
    Basic . . . . . . . . . . . . . . . . . . . . . . .           7,244             6,933           7,171            6,922
                                                         ===============  ===============  ===============  ===============
Shares used in computing net income (loss) per share -
    diluted . . . . . . . . . . . . . . . . . . . . . .           7,244             7,043           7,171            6,922
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


                                                  IRIDEX CORPORATION
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (IN THOUSANDS)
                                                     (UNAUDITED)


                                                                                            NINE MONTHS ENDED
                                                                                        OCTOBER 2,     SEPTEMBER 27,
                                                                                          2004             2003
                                                                                     ---------------  ---------------
Cash flows from operating activities:
    Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $         (604)  $         (120)
    Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . .              296              561
      Provision for doubtful accounts. . . . . . . . . . . . . . . . . . . . . . .              287               35
      Provision for inventories. . . . . . . . . . . . . . . . . . . . . . . . . .              429              348
      Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .             (607)               -
      Changes in operating assets and liabilities: . . . . . . . . . . . . . . . .
        Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .             (255)           1,777
        Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (113)             930
        Prepaids and other current assets. . . . . . . . . . . . . . . . . . . . .              196             (179)
        Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (79)             219
        Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,233             (170)
        Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              193              184
                                                                                     ---------------  ---------------
    Net cash provided by operating activities. . . . . . . . . . . . . . . . . . .              976            3,585
                                                                                     ---------------  ---------------

Cash flows from investing activities:
    Purchases of available-for-sale securities . . . . . . . . . . . . . . . . . .           (8,960)          (6,640)
    Proceeds from maturity of available-for-sale securities. . . . . . . . . . . .            5,181            1,850
    Acquisition of property and equipment. . . . . . . . . . . . . . . . . . . . .             (218)            (273)
                                                                                     ---------------  ---------------
      Net cash used in investing activities. . . . . . . . . . . . . . . . . . . .           (3,997)          (5,063)
                                                                                     ---------------  ---------------

Cash flows from financing activities:

    Issuance of common stock . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,092               92
                                                                                     ---------------  ---------------
      Net cash provided by financing activities. . . . . . . . . . . . . . . . . .            1,092               92
                                                                                     ---------------  ---------------
      Net decrease in cash and cash equivalents. . . . . . . . . . . . . . . . . .           (1,929)          (1,386)

Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . .           10,541            9,186
                                                                                     ---------------  ---------------

Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . .   $        8,612   $        7,800
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

                                               IRIDEX CORPORATION
                        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                                 (IN THOUSANDS)
                                                   (UNAUDITED)

                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                 OCTOBER 2,    SEPTEMBER 27,       OCTOBER 2,     SEPTEMBER 27,
                                                   2004             2003             2004             2003
                                              ---------------  ---------------  ---------------  ---------------
Net income (loss). . . . . . . . . . . . . .  $         (720)  $           261  $         (604)  $         (120)
Other comprehensive gain (loss):
    Change in unrealized gain (loss) on
      available-for-sale securities, net of
      tax. . . . . . . . . . . . . . . . . .               9                 -             (19)              (4)
                                              ---------------  ---------------  ---------------  ---------------

Comprehensive income (loss). . . . . . . . .  $         (711)  $           261  $         (623)  $         (124)
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

      The condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 2, 2004. The results of operations for the three month period ended October 2, 2004 are not necessarily indicative of the results for the year ending January 1, 2005 or any future interim period.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company's significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended January 3, 2004 which was filed with the Securities and Exchange Commission on April 2, 2004. The Company's significant accounting policies have not materially changed as of October 2, 2004.

Deferred Revenue

     Deferred revenue related to warranty contracts is recognized on a straight line basis over the period of the applicable contract. Cost is recognized as incurred. A reconciliation of changes in the Company's deferred revenue balances for the nine months ending October 2, 2004 and September 27, 2003 follows (in thousands):

                                           Nine Months Ended

                              October 2, 2004   September 27, 2003

Balance, beginning of period  $           596   $             392

Additions to deferral                     787                 505

Revenue recognized                       (594)               (321)
                              ----------------  ------------------

Balance, end of period        $           789   $             576
                              ================  ==================

Warranty

     The Company accrues for an estimated warranty cost upon shipment of products in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies." Actual warranty costs incurred have not materially differed from those accrued. The Company's warranty policy is effective for shipped products which are considered defective or fail to meet the product specifications. Warranty costs are reflected in the statement of operations as a cost of sales. A reconciliation of the changes in the Company's warranty liability for the nine months ending October 2, 2004 and September 27, 2003 follows (in thousands):

                                                              Nine Months Ended

                                                  October 2, 2004  September 27, 2003
Balance, beginning of period                      $          801   $             717

Accruals for warranties issued during the period             441                 483

Settlements made in kind during the period                  (393)               (513)
                                                  ---------------  ------------------

Balance, end of period                            $          849   $             687
                                                  ===============  ==================


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

     Under APB 25, compensation expense for stock option grants to employees is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the option's exercise price. SFAS 123 defines a "fair value" based method of accounting for an employee stock option or similar equity investment. The pro forma disclosure of the difference between compensation expense included in net income (loss) and the related cost measured by the fair value method is presented below.

     The following table provides a reconciliation of net income (loss) to pro forma net income (loss) as if the fair value method had been applied to all employee awards (in thousands, except per share data):

                                  Three Months Ended                 Nine Months Ended

                               October 2,    September 27,       October 2,    September 27,
                                2004             2003             2004             2003
                           ---------------  ---------------  ---------------  ---------------
Net income (loss), as      $         (720)  $          261   $         (604)  $         (120)
reported

Add:  Total stock based              (152)             (83)            (418)            (304)
                           ---------------  ---------------  ---------------  ---------------
compensation expense,
net of tax, determined
under fair value based
method for all awards to
employees

Pro forma net income       $         (872)  $          178   $       (1,022)  $         (424)
(loss)

Basic net income (loss)
per share:

As reported                $        (0.10)  $         0.04   $        (0.08)  $        (0.02)
                           ===============  ===============  ===============  ===============

Pro forma                  $        (0.12)  $         0.03   $        (0.14)  $        (0.06)
                           ===============  ===============  ===============  ===============

Diluted net income (loss)
per share:

As reported                $        (0.10)  $         0.04   $        (0.08)  $        (0.02)
                           ===============  ===============  ===============  ===============

Pro forma                  $        (0.12)  $         0.03   $        (0.14)  $        (0.06)
                           ===============  ===============  ===============  ===============

     The determination of fair value of all options granted by the Company is computed based on the following assumptions:

                                   Three Months Ended                     Nine Months Ended
-------------------------------------------------------------------------------------------------------
                       October 2, 2004    September 27, 2003     October 2, 2004    September 27, 2003
-------------------------------------------------------------------------------------------------------

Average risk free           4.25%               4.38%                 5.10%              3.92%
interest rate
-------------------------------------------------------------------------------------------------------
Expected life (in           2 yrs               2 yrs.                2 yrs.             2 yrs.
years)
-------------------------------------------------------------------------------------------------------
Dividend yield                 --                  --                    --                 --
-------------------------------------------------------------------------------------------------------
Average volatility          87.0%               84.0%                 87.0%               88.0%
-------------------------------------------------------------------------------------------------------

3.  INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is based on actual sales computed on a first in, first out basis. The components of inventories consist of the following (in thousands):

                                    OCTOBER 2   JANUARY 3,
                                       2004        2004
                                    ----------  -----------
Raw materials and work in progress. $    4,902  $     4,426
Finished goods. . . . . . . . . . .      3,503        4,295
                                    ----------  -----------
Total inventories . . . . . . . . . $    8,405  $     8,721
                                    ==========  ===========

     In the first nine months of 2004 and 2003, there were no significant sales of inventory previously written off. As a result, there has been no significant impact on gross margin associated with the sale of inventory previously written off.

4.  COMPUTATIONS OF NET LOSS PER COMMON SHARE

     Basic and diluted net income (loss) per share are computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income
(loss) per share includes the dilutive effect of potentially dilutive common stock provided the inclusion of such potential common stock is not antidilutive. Potentially dilutive common stock consists of incremental common shares issuable upon the exercise of stock options.

     During the three months ended September 27, 2003, options to purchase 1,238,594 shares of common stock at weighted average exercise prices of $5.89 per share were outstanding, but were not included in the computations of diluted net income per common share because the exercise price of the related options exceeded the average market price of the common shares. During the three months ended October 2, 2004, options to purchase 1,861,275 shares at a weighted average exercise price of $5.40 were outstanding, but were not included in the computations of diluted net loss per share because their effect was antidilutive. During the nine months ended October 2, 2004 and September 27, 2003 options to purchase 1,861,275 and 2,000,040 shares of common stock at weighted average exercise prices of $5.40 and $5.25, respectively, were outstanding, but were not included in the computation of diluted net loss per share because their effect was antidilutive. These options could dilute earnings per share in future periods.

5.  BUSINESS SEGMENTS

     We operate in two reportable segments: the ophthalmology medical device segment and the dermatology medical device segment. In both segments, we develop, manufacture and market medical devices. Our revenues arise from the sale of consoles, delivery devices, disposables and service and support activities.

     Information on reportable segments for the three and nine months ended October 2, 2004 and September 27, 2003 is as follows (in thousands):

                                  Three Months Ended October 2, 2004                Three Months Ended September 27,2003

                             Ophthalmology     Dermatology         Total        Ophthalmology     Dermatology         Total
                                Medical          Medical                           Medical          Medica
                                Devices          Devices                           Devices          Devices

Sales                       $         7,193  $           985  $        8,178   $         6,897  $         1,370  $        8,267
Direct Cost of Goods
Sold                                  2,641              717           3,358             2,493              835           3,328
                            ---------------  ---------------  ---------------  ---------------  ---------------  ---------------

Direct Gross Margin                   4,552              268           4,820             4,404              535           4,939

Total Unallocated
Costs                                                                 (6,147)                                            (4,678)
                                                              ---------------                                    ---------------

Pre-tax  income (loss)                                        $       (1,327)                                    $          261
                                                              ===============                                    ===============

                                   Nine Months Ended October 2, 2004                 Nine Months Ended September 27, 2003

                             Ophthalmology     Dermatology         Total        Ophthalmology     Dermatology         Total
                                Medical          Medical                           Medical          Medical
                                Devices          Devices                           Devices          Devices

Sales                       $        20,122  $         3,557  $       23,679   $        18,640  $         4,288  $       22,928

Direct Cost of Goods
Sold                                  7,096            2,141           9,237             6,506            2,222           8,728
                            ---------------  ---------------  ---------------  ---------------  ---------------  ---------------

Direct Gross Margin                  13,026            1,416          14,442            12,134            2,066          14,200

Total Unallocated
Costs                                                                (15,599)                                           (14,501)
                                                              ---------------                                    ---------------

Pre-tax  loss                                                 $       (1,157)                                    $         (301)
                                                              ===============                                    ===============

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

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of sales for the periods indicated.

                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                               OCTOBER 2,   SEPTEMBER 27,      OCTOBER 2,   SEPTEMBER 27,
                                                 2004            2003            2004            2003
                                            --------------  --------------  --------------  --------------
Sales . . . . . . . . . . . . . . . . . .           100.0%          100.0%          100.0%          100.0%
Cost of sales . . . . . . . . . . . . . .            57.6            56.6            55.7            56.6
                                            --------------  --------------  --------------  --------------
    Gross profit. . . . . . . . . . . . .            42.4            43.4            44.3            43.4
                                            --------------  --------------  --------------  --------------
Operating expenses:
    Research and development. . . . . . .            12.5            11.8            14.4            13.0
    Sales, general and administrative . .            47.2            29.0            35.7            32.4
                                            --------------  --------------  --------------  --------------
      Total operating expenses. . . . . .            59.7            40.8            50.1            45.4
                                            --------------  --------------  --------------  --------------

Income (loss) from operations . . . . . .           (17.2)            2.6            (5.8)           (2.0)
Interest and other income, net. . . . . .             1.0             0.6             0.9             0.7
                                            --------------  --------------  --------------  --------------
Income (loss) before income taxes . . . .           (16.2)            3.2            (4.9)           (1.3)
Benefit from (provision for) income taxes             7.4             0.0             2.3             0.8
                                            --------------  --------------  --------------  --------------
Net income (loss) . . . . . . . . . . . .           (8.8)%            3.2%          (2.6)%          (0.5)%
                                            ==============  ==============  ==============  ==============

     The following table sets forth for the periods indicated the amount of sales for our operating segments and sales as a percentage of total sales.

                                     Three Months Ended                                     Nine Months Ended

                        October 2, 2004             September 27, 2003          October 2, 2004             September 27, 2003

                      Amount      Percentage      Amount      Percentage      Amount      Percentage      Amount      Percentage
                                   of total                    of total                    of total                    of total
                                    sales                       sales                       sales                       sales

    Domestic       $      5,161         63.1%  $      5,222         63.2%  $     14,162         59.8%  $     14,442         63.0%

    International         3,017         36.9%         3,045         36.8%         9,517         40.2%         8,486         37.0%
                   ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------

Total              $      8,178        100.0%  $      8,267        100.0%  $     23,679        100.0%  $     22,928        100.0%
                   ============  ============  ============  ============  ============  ============  ============  ============

Ophthalmology:

    Domestic       $      4,541         55.5%  $      4,061         49.1%  $     11,964         50.5%  $     11,111         48.5%

    International         2,652         32.4%         2,836         34.3%         8,157         34.5%         7,529         32.8%
                   ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------

Total              $      7,193         87.9%  $      6,897         83.4%  $     20,121         85.0%  $     18,640         81.3%
                   ============  ============  ============  ============  ============  ============  ============  ============

Dermatology:
    Domestic       $        620          7.6%  $      1,161         14.1%  $      2,198          9.3%  $      3,331         14.5%

    International           365          4.5%           209          2.5%         1,360          5.7%           957          4.2%
                   ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------

Total              $        985         12.1%  $      1,370         16.6%  $      3,558         15.0%  $      4,288         18.7%
                   ============  ============  ============  ============  ============  ============  ============  ============

     Ophthalmology Sales

     Ophthalmology sales increased 4.3% to $7.2 million for the three months ended October 2, 2004 from $6.9 million for the three months ended September 27, 2003. For the nine months ended October 2, 2004, ophthalmology sales increased 7.9% to $20.1 million from $18.6 million. For the three month period ended October 2, 2004, domestic ophthalmology sales increased 11.8% to $4.5 million from $4.1 million for the three months ended September 27, 2003 due primarily to a $0.4 million increase in unit sales of laser consoles and service revenue. Domestic ophthalmology sales increased 7.7% for the nine months ended October 2, 2004 to $12.0 million from $11.1 million due to a $1.2 million increase in unit sales of delivery devices and service revenue, offset by a $0.3 million decrease in sales of laser consoles. International ophthalmology sales decreased 6.5% to $2.7 million for the three months ended October 2, 2004 from $2.8 million for the three months ended September 27, 2003. The decrease in international ophthalmology sales during this period was due to a $0.1 million decrease in unit sales of delivery devices. Sales of laser consoles remained constant for this period. For the nine months ended October 2, 2004, international ophthalmology sales increased 8.3% to $8.2 million from $7.5 million due to a $0.7 million increase in unit sales of laser consoles and service revenue.

     Dermatology Sales

     Dermatology sales decreased 28.1% to $1.0 million for the three months ended October 2, 2004 from $1.4 million for the three months ended September 27, 2003. For the nine months ended October 2, 2004 dermatology sales decreased
17.0% to $3.6 million from $ 4.3 million. Domestic dermatology sales decreased 46.6% to $0.6 million for the three month period ended October 2, 2004 from $1.2 million for the comparable prior year three month period due primarily to a $0.6 million decrease in unit sales of laser consoles. For the nine months ended October 2, 2004 domestic dermatology sales decreased 34.0% to $2.2 million from $3.3 million due to a $1.2 million decrease in unit sales of laser consoles offset by a $0.1 million increase in domestic dermatology service revenue. International dermatology sales increased 75.0% to $0.4 million for the three months ended October 2, 2004 from $0.2 million for the three months ended September 27, 2003 due to a $0.2 million increase in sales of laser consoles and service revenue. For the nine months ended October 2, 2004, international dermatology sales increased 42.0% to $1.4 million from $1.0 million due to a $0.4 million increase in unit sales of laser consoles and international dermatology service revenue. Our dermatology product sales, both domestically and internationally, continue to be affected by economic conditions. Additionally dermatology procedures are typically elective procedures that are deferred by patients in difficult economic times. See "-Factors that May Affect Future Results - Our Business Has Been Adversely Impacted by the Worldwide
Economic  Slowdown  and  Related  Uncertainties."

     Gross Profit. Our gross profit decreased by $0.1 million to $3.5 million for the three month period ended October 2, 2004 compared to $3.6 million for the three months ended September 27, 2003. Gross profit as a percentage of sales for the three months ended October 2, 2004 decreased to 42.4% from 43.4% for the comparable prior year three month period. The total 1.0% decrease in gross profit as a percentage of sales during this period included a decrease of 2.8% related to an inventory reserve for saleable, but aging and potentially excess inventory partially associated with the Company's recent introduction of new products, a decrease of 0.5% for average selling prices and a decrease of 0.2% related to higher overhead costs offset by an increase of 2.2% related to the impact of product mix and an increase of 0.3% related to lower product costs including other inventory reserve and warranty charges. For the nine months ended October 2, 2004, gross profit increased by $0.6 million to $10.5 million from $9.9 million for the nine months ended September 27, 2003. Gross profit as a percentage of sales for the nine months ended October 2, 2004 increased to 44.3% from 43.4%. The total 0.9% increase in gross profit as a percentage of sales related to an increase of 1.2% for the impact of product mix, an increase of 1% due to decreased overhead costs, an increase of 0.2% related to improved average selling prices, offset by a decrease of 1.0% for an inventory reserve associated with the Company's recent introduction of new products and a decrease of 0.5% for higher product costs including other inventory reserve and warranty charges. Although increasing competition has continued to result in a downward trend in average selling prices for some products, we intend to continue our efforts to reduce the cost of components and manufacturing and thereby mitigate the impact of price reductions on our gross profit. In addition, as we evaluate gross margins on each of our product lines, we may choose to place greater focus on product lines with better margins. See "-Factors That May Affect Future Results - If We Cannot Increase Our Sales Volumes, Reduce Our Costs or Introduce Higher Margin Products to Offset Anticipated Reductions in the Average Unit Selling Price of our Products, Our Operating Results May Suffer." We expect our gross profit margins to continue to fluctuate due to changes in the relative proportions of domestic and international sales, mix of sales of existing products, pricing, product costs and a variety of other factors. See "-Factors That May Affect Future Results - Our Operating Results May Fluctuate from Quarter to Quarter and Year to Year."

     Research and Development. Our research and development expenses increased by 5.1% to $1.03 million for the three months ended October 2, 2004 from $0.98 million for the three months ended September 27, 2003. Research and development expenses increased as a percentage of sales to 12.5% for the three months ended October 2, 2004 from 11.8% for the comparable prior year three month period. The increase in research and development expense in absolute dollars and as a percentage of sales for the three month period ended October 2, 2004 was due primarily to $0.05 million in increased research and development project spending. For the nine months ended October 2, 2004 research and development expenses increased 14.7% to $3.4 million from $3.0 million for the nine months ended September 27, 2003. As a percentage of sales, research and development expense increased to 14.4% for the nine months ended

October 2, 2004 from 13.0% for the nine months ended September 27, 2003. The increase in research and development expense in absolute dollars and as a percentage of sales for the nine month period ended October 2, 2004 was due primarily to $0.4 million in increased research and development project materials spending.

     Sales, General and Administrative. Our sales, general and administrative expenses increased by 60.5% to $3.9 million for the three months ended October 2, 2004 from $2.4 million for the three months ended September 27, 2003. As a percentage of sales, sales, general and administrative expenses increased to 47.2% for the three months ended October 2, 2004 from 29.0% for the comparable prior year three month period. The increase in sales, general and administrative expense in absolute dollars and as a percentage of sales for the three month period ended October 2, 2004 was due primarily to a $1.2 million reserve for sales tax and a $0.3 million increase in the allowance for doubtful accounts. The reserve for sales tax resulted from the completion of a comprehensive review of our sales tax practices. Historically we had been collecting and remitting sales tax in only those states where we believed we had nexus. Based on the independent review, we will now begin to collect and remit sales taxes from customers in additional states and will attempt to enter into voluntary settlement agreements with certain states for the payment of prior period sales taxes and associated interest. As a result, we recorded a one time charge of $1.2 million to establish a reserve for upaid sales taxes and interest. The $1.2 million, which represents the current estimate of the amounts to be remitted to these states, could differ materially from the actual amount recorded. For the nine months ended October 2, 2004 sales, general and administrative expense increased 13.8% to $8.5 million from $7.4 million for the nine months ended September 27, 2003. As a percentage of sales, sales, general and administrative expenses increased to 35.7% for the nine months ended October 2, 2004 from 32.4% for the nine months ended September 27, 2003. The increase in sales, general and administrative expense in absolute dollars and as a percentage of sales for the nine month period ended October 2, 2004 was due primarily to a $1.2 million reserve for sales tax and a $0.3 million increase in the allowance for doubtful accounts offset by $0.4 million in decreased spending on marketing programs and domestic sales.

     Interest and Other Income, net. For the three months ended October 2, 2004 we had net other income of $83,000 as compared with net other income of $49,000 for the three months ended September 27, 2003. For the nine months ended October 2, 2004, net other income was $212,000 as compared with $154,000 for the nine months ended September 27, 2003. The change in net other income for both the three and six month periods was due primarily to an increase in interest income associated with increased cash, cash equivalents and available for sale securities.

     Income Taxes. The effective income tax rates for the three and nine month periods ended October 2, 2004 and September 27, 2003 were lower for periods where we had pre-tax income and higher for periods where we had pre-tax losses than the Federal and State combined statutory rate of 40% primarily because of certain tax benefits associated with tax credits for research and development activities. Based on our tax liability through October 2, 2004 a tax benefit of $607,000 was recorded in the third fiscal quarter of 2004.

     In addition to estimating our quarterly income tax provision (benefit) we assess temporary differences resulting from differing treatment of items for tax and accounting purposes which result in deferred tax assets and liabilities, which are included in our balance sheet. Currently, we have determined that no valuation allowance is required against our deferred tax assets as it is more likely than not that the deferred tax assets can be realized based on determination of our future taxable income. A valuation allowance is required to reduce our deferred tax assets to the amount that is more likely than not to be realized. However, if at any point in time, we determine that we will not realize all or a portion of our remaining deferred tax assets, we will increase our valuation allowance with a charge to income tax expense. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance which could materially impact our financial position and results of operations. Our ability to utilize our deferred tax assets and the continuing need for a related valuation allowance are monitored on an ongoing basis.

LIQUIDITY AND CAPITAL RESOURCES

     At October 2, 2004, our primary sources of liquidity included cash and cash equivalents and available-for-sale securities in the aggregate amount of $18.1 million. In addition, we have available $4 million under our unsecured line of credit which bears interest at the bank's prime rate and expires in October 2005. As of October 2, 2004, no borrowings were outstanding under this credit facility.

     During the nine months ended October 2, 2004, operating activities provided $1.0 million of cash. The primary sources of cash from operating activities included an increase in accrued expenses of $1.2 million, a decrease in net inventory of $0.3 million, depreciation of $0.3 million, an increase of $0.2 million in deferred revenue and a decrease in prepaid expenses of $0.2 million offset by uses of cash which included a $0.6 million net loss and $0.6 million increase in deferred income taxes. The increase in accrued expenses resulted primarily from an accrual for a sales tax liability. The decrease in inventory related primarily to increased inventory reserves, in particular a reserve of $0.3 million for saleable, but aging and potentially excess inventory partially associated with the Company's recent introduction of new products.

     Investing activities used $4.0 million in cash and cash equivalents during the three months ended October 2, 2004, primarily due to net purchases of available for sale securities of $3.8 million and purchases of fixed assets of $0.2 million.

     Net cash provided by financing activities during the nine months ended October 2, 2004 was $1.1 million which consisted of the issuance of common stock under employee option plans and the employee stock purchase plan.

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

     In December 1998, we instituted a stock repurchase program whereby up to 150,000 shares of our common stock may be repurchased in the open market. We plan to utilize all of the reacquired shares for reissuance in connection with employee stock programs. No shares were repurchased during the three months ended October 2, 2004. To date, we have purchased 103,000 shares of our common stock under this program.

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

     - Recommendations and opinions by ophthalmologists, dermatologists, other clinicians, plastic surgeons and their associated opinion leaders, including study outcomes;

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

     Our Future Success Depends on Our Ability to Develop and Successfully Introduce New Products and New Applications. Our future success is dependent upon, among other factors, our ability to develop, obtain regulatory approval or clearance of, manufacture and market new products. In October 2004, we announced

FDA approval for two new laser products, the IQ810 in ophthalmology and the VariLite in dermatology. In May 2004, we introduced a new type of illuminating Endoprobe. In June 2003 we began shipment of two new products; a 50 micron slit lamp adaptor and a 25 gauge single-use Endoprobe. In October 2002, we announced the introduction of a number of new products, specifically the OcuLight Symphony multi-wavelength laser delivery system, an expanded EndoProbe product line and a 5 mm Large Spot Slit Lamp Adapter. We also announced the Millennium Endolase module in 2002, which we manufacture to be included in Bausch & Lomb's Millennium Microsurgical System. Successful commercialization of these and other new products and new applications will require that we effectively transfer production processes from research and development to manufacturing and effectively coordinate with our suppliers. In addition, we must successfully sell and achieve market acceptance of new products and applications and enhanced versions of existing products. The extent of, and rate at which, market acceptance and penetration are achieved by future products is a function of many variables, which include, among other things, price, safety, efficacy, reliability, marketing and sales efforts, the development of new applications for these products, the availability of third-party reimbursement of procedures using our new products, the existence of competing products and general economic conditions affecting purchasing patterns. Our ability to market and sell new products may also be subject to government regulation, including approval or clearance by the United States Food and Drug Administration, or FDA, and foreign government agencies. Any failure in our ability to successfully develop and introduce new products or enhanced versions of existing products and achieve market acceptance of new products and new applications could have a material adverse effect on our operating results and would cause our net revenues to decline.

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

     We Face Manufacturing Risks. The manufacture of our infrared and visible light photocoagulators and the related delivery devices is a highly complex and precise process. We assemble critical subassemblies and all of our final products at our facility in Mountain View, California. We may experience manufacturing difficulties, quality control issues or assembly constraints, particularly with regard to new products that we may introduce. We may not be able to manufacture sufficient quantities of our products, which may require that we qualify other manufacturers for our products. Furthermore, we may experience delays, disruptions, capacity constraints or quality control problems in our manufacturing operations and, as a result, product shipments to our customers could be delayed, which would negatively impact our net revenues.

     We Depend on Sole Source or Limited Source Suppliers. We rely on third parties to manufacture substantially all of the components used in our products, including optics, laser diodes and crystals. We have some long term or volume purchase agreements with our suppliers and currently purchase components on a purchase order basis. Some of our suppliers and manufacturers are sole or limited sources. In addition, some of these suppliers are relatively small private companies that may discontinue their operations at any time. There are risks associated with the use of independent manufacturers, including the following:

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

     Our business and operating results may suffer from the lack of alternative sources of supply for critical sole and limited source components. The process of qualifying suppliers is complex, requires extensive testing with our products, and may be lengthy, particularly as new products are introduced. New suppliers would have to be educated in our production processes. In addition, the use of alternate components may require design alterations to our products and additional product testing under FDA and relevant foreign regulatory agency guidelines, which may delay sales and increase product costs. Any failures by our vendors to adequately supply limited and sole source components may impair our ability to offer our existing products, delay the submission of new products for regulatory approval and market introduction, materially harm our business and financial condition and cause our stock price to decline. Establishing our own capabilities to manufacture these components would be expensive and could significantly decrease our profit margins. We do not currently intend to manufacture any of these components. Our business, results of operations and financial condition would be adversely affected if we are unable to continue to obtain components in the quantity and quality desired and at the prices we have budgeted.

     We Depend on International Sales for a Significant Portion of Our Operating Results. We derive, and expect to continue to derive, a large portion of our revenue from international sales. For the three months ended October 2, 2004, our international sales were $3.0 million or 36.9% of total sales. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. None of our international revenues and costs has been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. The factors stated above could have a material adverse effect on our business, financial condition or results of operations. Our international operations and sales are subject to a number of other risks including:

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

     We Depend on Sales of Our Ophthalmology Products for a Significant Portion of Our Operating Results. We derive, and expect to continue to derive, a large portion of our revenue and profits from sales of our ophthalmology products. For the three months ended October 2, 2004 our ophthalmology sales were $7.2 million or 88.0% of total sales. We anticipate that sales of our ophthalmology products will continue to account for a significant portion of our revenues in the foreseeable future as we continue to introduce new ophthalmology products, such as the 50 micron slit lamp adapter and our expanded EndoProbe product line, and support clinical trials in the field of ophthalmology, including the TTT4CNV clinical trial for the treatment of wet AMD.

     Our Operating Results May be Adversely Affected by Changes in Third Party Coverage and Reimbursement Policies and any Uncertainty Regarding Healthcare Reform Measures. Our ophthalmology products are typically purchased by doctors, clinics, hospitals and other users, which bill various third-party payers, such as governmental programs and private insurance plans, for the health care services provided to their patients. Third-party payers are increasingly scrutinizing and challenging the coverage of new products and the level of reimbursement for covered products. Doctors, clinics, hospitals and other users of our products may not obtain adequate reimbursement for use of our products from third-party payers. While we believe that the laser procedures using our products have generally been reimbursed, payers may deny coverage and reimbursement for our products if they determine that the device was not reasonable and necessary for the purpose used, was investigational or was not cost-effective. In addition, third party payers may not initiate coverage of new procedures using our products for a significant period. In September 2000, the Center for Medicare and Medicaid Services, or CMS, advised that claims for reimbursement for certain age related macular degeneration, or AMD, procedures which use our OcuLight SLx laser system, could be submitted for reimbursement, with coverage and payment to be determined by the local medical carriers at their discretion. To date five carriers representing 17 states have written reimbursement coverage policies on Transpupillary Thermotherapy, or TTT. The states reimbursing for TTT are Alaska, Arizona, California, Colorado, Hawaii, Iowa, Idaho, Mississippi, North Carolina, North Dakota, Nevada, Oregon, Pennsylvania, South Dakota, Tennessee, Washington and Wyoming. Domestic sales of the OcuLight SLx laser system may continue to be limited until more local medical carriers reimburse for performing such AMD procedures or until CMS advises that claims for these procedures may be submitted directly to CMS at the national level. The clinical results of the TTT4CNV trial and other clinical trials may influence the individual state or CMS decision to reimburse for certain laser procedures.

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

     We are Dependent on the Successful Outcome of Clinical Trials of Our Products and New Applications Using Our Products. Our success will depend in part on the successful outcome of clinical trials of our products and new applications using our products. Clinical trials are long, expensive and uncertain processes. We are currently supporting several ongoing clinical trials, including, for example, the TTT4CNV clinical trial. The TTT4CNV clinical trial is a multi-center, prospective, double-masked, placebo-controlled, randomized trial conducted at 22 centers in the United States. This clinical trial is a post marketing study performed within the FDA cleared indications of the OcuLight SLx and is being conducted to determine whether TTT laser treatment using our OcuLight SLx infrared laser system and Large Spot Slit Lamp Adapter can reduce the risk of vision loss for patients with wet AMD compared to a randomized control, which should reflect the natural history of the disease. In March 2003, we announced that the Executive Committee for the TTT4CNV clinical trial accepted the recommendations of the independent Data and Safety Monitoring Committee that an adequate number of patients were enrolled to detect a clinically relevant difference between outcomes in TTT-treated eyes and patients not being treated. In June 2003, we announced the publication of two additional clinical studies, which also support the effectiveness of TTT for the treatment of wet age-related macular degeneration. Both studies were prospective, non-randomized, non-masked case series that were performed using our OcuLight SLx laser and Large Spot Size Slit Lamp Adapter. On October 22, 2004, Dr. Elias Reichel, Study Chairman of the TTT4CNV Clinical Trial and Associate Professor of Ophthalmology at the New England Eye Center, Tufts School of Medicine, presented preliminary results from the TTT4CNV Clinical Trial for occult neovascular (wet) AMD at the annual meeting of the American Academy of Ophthalmology. A total of 303 patients were enrolled in the study. Patients who were treated in the study with the Transpupillary Thermotherapy (TTT) laser protocol were compared to sham treatment. The results for the intent-to-treat population, while trending favorably, showed that the primary visual outcome using TTT, as applied in this trial, did not result in a significant beneficial effect relative to sham. Additionally, it was reported that 11% of patients who were treated with TTT compared to 3% of patients who received sham showed improvement (greater or equal to 2 lines increase) from baseline when evaluated at one year. This secondary outcome was statistically significant. The Executive Committee for the TTT4CNV trial intends to conduct further analysis of this subgroup of patients whose vision improved as it may yield information regarding those patients who respond to TTT. Specifically this subgroup of patients may have certain characteristics that result in a high likelihood of improvement or stabilization over time. Safety results were also presented. Some patients, both in the treatment and sham groups, showed severe loss of vision at the one month follow-up visit. This occurred in 5% of TTT treated eyes compared to 1% of sham eyes. This finding was not statistically significant. There are a number of questions for which analysis remains to be done. The Executive Committee had little time to review the outcome data prior to Dr. Reichel's presentation and, as a result, careful inspection of baseline characteristics between groups and a per protocol analysis that evaluates the subset of enrolled patients who met all key eligibility criteria needs to be done. Data analysis will continue through the end of 2004 and into the first half of 2005. We cannot assure you that further analysis of the TTT4CNV clinical trial data will yield any additional statistically significant identifiable group that improved from the TTT treatment. Even if further analysis yields favorable results, an increase in laser sales may take a number of years. If the future results of the TTT4CNV clinical trial or any other clinical trial regarding our products fails to demonstrate improved outcomes of treatments using our products, our ability to generate revenues from new products or new applications using our products would be adversely affected.

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

     We Rely on Our Direct Sales Force and Network of International Distributors to Sell Our Products and any Failure to Maintain Our Direct Sales Force and Distributor Relationships Could Harm Our Business. Our ability to sell our products and generate revenue depends upon our direct sales force within the United States and relationships with independent distributors outside the United States. As of October 2, 2004 our direct sales force consisted of 10 employees with 6 additional open positions and we maintained relationships with 66 independent distributors internationally selling our products into 107 countries. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are entirely dependent on the efforts of these third parties. If any distributor breaches or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory would be adversely affected.

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

     We Depend on Collaborative Relationships to Develop, Introduce and Market New Products, Product Enhancements and New Applications. We depend on both clinical and commercial collaborative relationships. We have entered into collaborative relationships with academic medical centers and physicians in connection with the research and development and clinical testing of our products. Commercially, we currently collaborate with Bausch & Lomb to design and manufacture a solid-state green wavelength (532 nm) laser photocoagulator module, called the Millennium Endolase module. The Millennium Endolase module is designed to be a component of Bausch & Lomb's ophthalmic surgical suite product offering and is not expected to be sold as a stand-alone product. Sales of the Millennium Endolase module are dependent upon the actual order rate from and shipment rate to Bausch & Lomb, which depends on the efforts of our partner and is beyond our control. We cannot assure you that our relationship with Bausch & Lomb will result in further sales of our Millennium Endolase module. We also collaborate with Miravant Medical Technologies, a maker of photodynamic drugs, on a device that emits a laser beam to activate a photodynamic drug developed by Miravant for the treatment of wet AMD. In January 2002, Miravant announced that the top line results of their Phase III clinical trial indicated that SnET2, the photodynamic drug developed, did not meet the primary efficacy endpoint in the study population. As we could not be assured that SnET2 would be timely or successfully pursued through clinical trials by Miravant, we charged to expense in the fourth quarter of 2001, $0.3 million of inventory related to the OcuLight 664, the laser used by Miravant in the Phase III clinical trials. Miravant has since received an approvable letter from the FDA for SnET2 with conditions for final marketing approval which includes a request for an additional confirmatory clinical trial. We are the exclusive provider of the OcuLight 664 activation laser used in this application. Successful commercialization of this product will depend, among other things, on the results of the confirmatory clinical trial, acceptance of this product and Miravant's ability to successfully market and sell this therapy. The failure of any current or future clinical or commercial collaboration relationships could have a material adverse effect on our ability to introduce new products or applications and therefore could have a material adverse effect on our business, results of operations and financial condition.

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

     We Rely on Patents and Proprietary Rights to Protect our Intellectual Property and Business. Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued fifteen United States patents and five foreign patents on the technologies related to our products and processes. We have approximately four pending patent applications in the United States and five foreign pending patent applications that have been filed. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.

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

     In addition, we are also subject to varying product standards, packaging requirements, labeling requirements, tariff regulations, duties and tax requirements. As a result of our sales in Europe, we are required to have all products "CE" marked, an international symbol affixed to all products demonstrating compliance with the European Medical Device Directive and all applicable standards. While currently all of our released products are CE marked, continued certification is based on the successful review of our quality system by our European Registrar during their annual audit. Any loss of certification would have a material adverse effect on our business, results of operations and financial condition.

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

     We May Need Additional Capital, which May Not Be Available, and Our Ability to Grow May be Limited as a Result. We believe that our existing cash balances, available-for-sale securities, credit facilities and cash flow expected to be generated from future operations will be sufficient to meet our capital requirements at least through the next 12 months. However, we may be required, or could elect, to seek additional funding prior to that time. The development and marketing of new products and associated support personnel requires a significant commitment of resources. If cash from available sources is insufficient, we may need additional capital, which may not be available on favorable terms, if at all. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, fund potential acquisitions or respond to competitive pressures or unanticipated requirements. Any inability to raise additional capital when we require it would seriously harm our business.

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

Changes in Accounting Rules. We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the Securities and Exchange Commission, or the SEC, and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may even retroactively affect previously reported transactions. In particular, changes to FASB guidelines relating to accounting for stock-based compensation, if enacted, will likely increase our compensation expense, could make our net income less predictable in any given reporting period and could change the way we compensate our employees or cause other changes in the way we conduct our business.

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

     Interest Rate Risk. We are subject to interest rate risks on cash and cash equivalents, available-for-sale marketable securities and any future financing requirements. Interest rate risks related to marketable securities are managed by managing maturities in our marketable securities portfolio. We have no long-term debt as of October 2, 2004.

     The fair value of our investment portfolio or related income would not be significantly impacted by changes in interest rates since the marketable securities maturities do not exceed a term of 12 - 14 months and the interest rates are primarily fixed.

QUALITATIVE DISCLOSURES

  Interest Rate Risk. Our primary interest rate risk exposures relate to:

     - The risk that available-for-sale securities will fall in value if market interest rates increase.

     - The impact of interest rate movements on our ability to obtain adequate financing to fund future operations.

     We have the ability to hold at least a portion of the fixed income investments until maturity and therefore would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on our short- and long-term marketable securities portfolio.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

     On September 22, 2004 the registrant filed a Current Report on Form 8-K reporting under Item 5.02 of Form 8-K that effective September 22, 2004, the registrant's Board of Electors elected Garret A. Garrettson as a new member of the registrant's Board of Directors.

     On October 19, 2004 the registrant furnished a Current Report on Form 8-K reporting under Item 12 of From 8-K that on October 19, 2004, the Company issued a press release regarding the Company's financial results for the fiscal quarter ended October 2, 2004.

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

                                     IRIDEX Corporation
                                     (Registrant)

     Date: November 16, 2004             By: /s/ Larry Tannenbaum
                                             ------------------------
                                             Larry Tannenbaum
                                             Chief Financial Officer and Vice
                                             President, Administration
                                             (Principal Financial,
                                             Principal Accounting Officer and
                                             Authorized Signatory)

                                  EXHIBIT INDEX
                                 --------------


31.1     Certification of Chief Executive Officer pursuant to Section 302 of the
         -----------------------------------------------------------------------
         Sarbanes-Oxley  Act  of  2002.
         ------------------------------

31.2     Certification  of  Chief  Financial  pursuant  to  Section  302  of the
         -----------------------------------------------------------------------
         Sarbanes-Oxley  Act  of  2002.
         ------------------------------

32.1     Certification  of  Chief  Executive Officer and Chief Financial Officer
         -----------------------------------------------------------------------
         pursuant  to 18 U.S.C. Section 1350, as adopted pursuant to Section 906
         -----------------------------------------------------------------------
         of the Sarbanes-Oxley  Act  of  2002.
         -------------------------------------