Form 10-Q
period 2005-04-02
IRIDEX CORP
filed 2005-05-17
CIK 1006045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from             to

Commission File Number: 0-27598

IRIDEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0210467
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification No.)

1212 Terra Bella Avenue
Mountain View, California 94043-1824
(Address of principal executive offices, including zip code)

(650) 940-4700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

APPLICABLE TO CORPORATE ISSUERS:

The number of shares of common stock, $.01 par value, issued and outstanding as of May 10, 2005 was 7,433,298.

IRIDEX Corporation

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of April 2, 2005 and January 1, 2005	3

	Condensed Consolidated Statements of Operations for the three months ended April 2, 2005 and April 3, 2004	4

	Condensed Consolidated Statements of Cash Flows for the three months ended April 2, 2005 and April 3, 2004	5

	Condensed Consolidated Statements of Comprehensive Loss for the three months ended April 2, 2005 and April 3, 2004	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 2.	Changes in Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Submission of Matters to Vote of Security Holders	28

Item 5.	Other Information	28

Item 6.	Exhibits and Reports on Form 8-K	28

Signature		29

CERTIFICATIONS		30

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

IRIDEX Corporation
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	April 2, 2005	January 1, 2005
Assets
Current assets:
Cash and cash equivalents	$6,202	$10,381
Available-for-sale securities	8,907	3,323
Accounts receivable, net	6,848	7,404
Inventories	9,511	8,922
Prepaids and other current assets	1,078	814
Current deferred income taxes	1,808	1,808
Total current assets	34,354	32,652
Long term portion of available-for-sale securities	1,535	4,324
Property and equipment, net	854	852
Deferred income taxes	1,265	1,265
Total assets	$38,008	$39,093

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,179	$1,233
Accrued expenses	4,058	5,167
Deferred revenue	962	910
Total liabilities	6,199	7,310

Stockholders’ equity:
Common stock	74	74
Additional paid-in capital	25,352	25,281
Accumulated other comprehensive loss	(60)	(35)
Treasury stock	(430)	(430)
Retained earnings	6,873	6,893
Total stockholders’ equity	31,809	31,783
Total liabilities and stockholders’ equity	$38,008	$39,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	April 2, 2005		April 3, 2004

Sales		$8,145		$7,392
Cost of sales		4,467		4,177
Gross profit		3,678		3,215

Operating expenses:
Research and development		1,039		1,107
Sales, general and administrative		2,797		2,193
Total operating expenses		3,836		3,300

Loss from operations		(158)		(85)
Interest and other income, net		126		60
Loss before income taxes		(32)		(25)
Benefit from income taxes		12		8
Net loss		$(20)		$(17)

Net loss per share - basic and diluted	$	(0.00)	$	(0.00)

Shares used in computing net loss per share - basic and diluted		7,317		7,076

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	April 2,	April 3,
	2005	2004
Cash flows from operating activities:
Net loss	$(20)	$(17)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	113	137
Provision for inventories	57	11
Provision for doubtful account	(5)	(4)
Changes in operating assets and liabilities:
Accounts receivable	561	727
Inventories	(646)	240
Prepaids and other current assets	(264)	(440)
Accounts payable	(54)	(321)
Accrued expenses	(1,109)	(375)
Deferred revenue	52	49
Net cash provided by (used in) operating activities	(1,315)	7

Cash flows from investing activities:
Purchases of available-for-sale securities	(7,151)	(3,539)
Proceeds from maturity of available-for-sale securities	4,331	1,845
Acquisition of property and equipment	(115)	(83)
Net cash used in investing activities	(2,935)	(1,777)

Cash flows from financing activities:
Issuance of common stock	71	706
Net cash provided by financing activities	71	706
Net decrease in cash and cash equivalents	(4,179)	(1,064)

Cash and cash equivalents at beginning of period	10,381	10,541

Cash and cash equivalents at end of period	$6,202	$9,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended
	April 2,	April 3,
	2005	2004

Net loss	$(20)	$(17)
Other comprehensive loss:
Change in unrealized loss on
available-for-sale securities, net of tax	(16)	(5)

Comprehensive loss	$(36)	$(22)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IRIDEX Corporation (“the Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included.

The condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 1, 2005. The results of operations for the three month period ended April 2, 2005 are not necessarily indicative of the results for the year ending December 31, 2005 or any future interim period.

2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended January 1, 2005 which was filed with the Securities and Exchange Commission on April 1, 2005. The Company’s significant accounting policies have not materially changed as of April 2, 2005.

Deferred Revenue

Deferred revenue related to warranty contracts is recognized on a straight line basis over the period of the applicable contract. Cost is recognized as incurred. A reconciliation of changes in the Company’s deferred revenue balances for the three months ending April 2, 2005 and April 3, 2004 follows (in thousands):

	Three Months Ended
	April 2, 2005	April 3, 2004
Balance, beginning of period	$910	$596
Additions to deferral	397	223
Revenue recognized	(345)	(174)
Balance, end of period	$962	$645

Warranty

The Company accrues for an estimated warranty cost upon shipment of products in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” Actual warranty costs incurred have not materially differed from those accrued. The Company’s warranty policy is effective for shipped products which are considered defective or fail to meet the product specifications. Warranty costs are reflected in the statement of operations as a cost of sales. A reconciliation of the changes in the Company’s warranty liability for the three months ending April 2, 2005 and April 3, 2004 follows (in thousands):

	Three Months Ended
	April 2, 2005	April 3, 2004
Balance, beginning of period	$933	$801
Accruals for warranties issued during the period	167	182
Settlements made in kind during the period	(144)	(138)
Balance, end of period	$956	$845

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123.”

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

The following table provides a reconciliation of net loss to pro forma net loss as if the fair value method had been applied to all employee awards (in thousands, except per share data):

	Three Months Ended
	April 2, 2005	April 3, 2004
Net loss, as reported	$(20)	$(17)
Add: Total stock based compensation expense, net of tax, determined under fair value based method for all awards to employees	(125)	(144)
Pro forma net loss	$(145)	$(161)
Basic and diluted net loss per share:
As reported	$(0.00)	($0.00)
Pro forma	$(0.02)	($0.02)

The determination of fair value of all options granted by the Company is computed based on the following assumptions:

	Employee Stock Option Plan		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended
	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004
Average risk free interest rate	3.38%	1.88%	2.50%	1.00%
Expected life (in years)	3 yrs	2 yrs.	0.5 yrs	0.5 yrs.
Dividend yield	--	--	--	--
Average volatility	86.0%	87.0%	85.0%	87.0%

3.	Inventories

Inventories are stated at the lower of cost or market. Cost is based on actual sales computed on a first in, first out basis. The components of inventories consist of the following (in thousands):

	April 2, 2005	January 2, 2005
Raw materials and work in progress	$5,405	$5,460
Finished goods	4,106	3,462
Total inventories	$9,511	$8,922

4.	Computations of Net Loss Per Common Share

Basic and diluted net loss per share are computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share includes the dilutive effect of potentially dilutive common stock provided the inclusion of such potential common stock is not antidilutive. Potentially dilutive common stock consists of incremental common shares issuable upon the exercise of stock options.

During the three months ended April 2, 2005, options to purchase 1,898,249 shares of common stock at a weighted average exercise price of $5.33 per share and approximately 10,276 shares issuable to our employee stock purchase plan were outstanding, but were not included in the computations of diluted net loss per common share because their effect was antidilutive. During the three months ended April 3, 2004, options to purchase 1,853,016 shares at a weighted average exercise price of $5.44 and 16,713 shares issuable to our employee stock purchase plan were outstanding, but were not included in the computations of diluted net loss per share because their effect was antidilutive. These options could dilute earnings per share in future periods.

5.	Business Segments

We operate in two reportable segments: the ophthalmology medical device segment and the dermatology medical device segment. In both segments, we develop, manufacture and market medical devices. Our revenues arise from the sale of consoles, delivery devices, disposables and service and support activities.

Information on reportable segments for the three months ended April 2, 2005 and April 3, 2004 is as follows (in thousands):

	Three Months Ended April 2, 2005			Three Months Ended April 3, 2004
	Ophthalmology Medical Devices	Dermatology Medical Devices	Total	Ophthalmology Medical Devices	Dermatology Medical Devices	Total
Sales	$6,193	$1,952	$8,145	$6,243	$1,149	$7,392
Direct Cost of Goods Sold	2,099	996	3,095	2,241	648	2,889
Direct Gross Margin	4,094	956	5,050	4,002	501	4,503
Total Unallocated Costs			(5,082)			(4,528)
Pre-tax loss			$(32)			$(25)

Indirect costs of manufacturing, research and development, and selling, general and administrative costs are not allocated to the segments.

The Company’s assets and liabilities are not evaluated on a segment basis. Accordingly, no disclosure of segment assets and liabilities is provided.

6.	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued (“SFAS”) No. 123 (R), “Share-Based Payments” (revised 2004). The provisions of SFAS 123 (R) will require the Company to measure all stock-based compensation awards using a fair value method and record such expense in the consolidated financial statements, including grants of employee stock options. In addition, the adoption of SFAS 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS 123 (R) is effective for all public companies for fiscal years beginning after June 15, 2005. The Company will adopt SFAS 123 (R) effective January 1, 2006. The Company has not yet determined whether the adoption of FAS 123(R) will result in amounts that are similar to the current pro forma disclosures under SFAS 123. The Company is evaluating the requirements for FAS 123 (R) and expects the adoption to have a significant adverse impact on the statement of operations and net loss per share.

Item	2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to levels of future sales and operating results, actual order rate and market acceptance of our products; expectations for future sales growth, generally, including expectations of additional sales from our new products and new applications of our existing products; the potential for production cost decreases and higher gross margins; our ability to develop and introduce new products through strategic alliances; favorable Center for Medicare and Medicaid coverage decisions regarding procedures that use our products; results of clinical studies and risks associated with bringing new products to market; general economic conditions; levels of international sales; determinations regarding deferred tax assets; and the sufficiency of our cash, cash equivalents and available-for-sale securities together with cash generated from operations and our credit facility to meet our anticipated cash requirements for the next 12 months. In some cases, forward-looking statements can be identified by terminology, such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including as a result of the factors set forth under “Factors That May Affect Future Operating Results” below. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-Q. We undertake no obligation to update such forward-looking statements to reflect events or circumstances occurring after the date of this report.

Results of Operations

The following table sets forth certain operating data as a percentage of sales for the periods indicated.

	Three Months Ended
	April 2,	April 3,
	2005	2004
Sales	100.0%	100.0%
Cost of sales	54.8	56.5
Gross profit	45.2	43.5
Operating expenses:
Research and development	12.8	15.0
Sales, general and administrative	34.3	29.6
Total operating expenses	47.1	44.6

Loss from operations	(1.9)	(1.1)
Interest and other income, net	1.5	0.8

Loss before income taxes	(0.4)	(0.3)
Benefit from income taxes	0.2	0.1
Net loss	(0.2)%	(0.2)%

The following table sets forth for the periods indicated the amount of sales for our operating segments and sales as a percentage of total sales.

	Three Months Ended
	April 2, 2005		April 3, 2004
	Amount	Percentage of total sales	Amount	Percentage of total sales
Domestic	$4,925	60.5%	$4,156	56.2%
International	3,220	39.5%	3,236	43.8%
Total	$8,145	100.0%	$7,392	100.0%
Ophthalmology:
Domestic	$3,413	41.9%	$3,366	45.5%
International	2,780	34.1%	2,877	38.9%
Total	$6,193	76.0%	$6,243	84.4%
Dermatology:
Domestic	$1,512	18.6%	$790	10.7%
International	440	5.4%	359	4.9%
Total	$1,952	24.0%	$1,149	15.6%

Ophthalmology Sales

Ophthalmology sales of $6.2 million remained relatively constant for the three month periods ending April 2, 2005 and April 3, 2004. For the three month period ended April 2, 2005 and April 3, 2004, domestic ophthalmology sales remained relatively level at $3.4 million. Likewise, within domestic ophthalmology, the dollar mix of laser consoles and delivery devices were both relatively constant for this time period. International ophthalmology sales decreased 3.4% to $2.8 million for the three months ended April 2, 2005 from $2.9 million for the three months ended April 3, 2004. The decrease in international ophthalmology sales during this period was due to a $0.1 million decrease in unit sales of ophthalmology laser consoles, while sales of laser delivery devices remained relatively level.

Dermatology Sales

Dermatology sales increased 69.8% to $2.0 million for the three months ended April 2, 2005 from $1.1 million for the three months ended April 3, 2004. Domestic dermatology sales increased 91.4% to $1.5 million for the three month period ended April 2, 2005 from $0.8 million for the comparable three month period in 2004 due primarily to unit sales of the new VariLite laser system. International dermatology sales increased 22.6% to $0.4 million for the three months ended April 2, 2005 from $0.36 million for the three months ended April 3, 2004 due primarily to unit sales of the new VariLite laser system.

Gross Profit. Our gross profit increased by $0.5 million to $3.7 million for the three month period ended April 2, 2005 compared to $3.2 million for the three months ended April 3, 2004. Gross profit as a percentage of sales for the three months ended April 2, 2005 increased to 45.2% from 43.5% for the comparable prior year three month period. The total 1.7% increase in gross profit as a percentage of sales during this period resulted primarily from 3.1% due to reduced overhead spending, offset by 1.2% for increased product costs including inventory and warranty reserves and 0.2% due to decreased average selling prices. Although increasing competition has continued to result in a downward trend in average selling prices for some products, we intend to continue our efforts to reduce the cost of components and manufacturing and thereby mitigate the impact of price reductions on our gross profit. In addition, as we evaluate gross margins on each of our product lines, we may choose to place greater focus on product lines with better margins. See “-Factors That May Affect Future Results - If We Cannot Increase Our Sales Volumes, Reduce Our Costs or Introduce Higher Margin Products to Offset Anticipated Reductions in the Average Unit Selling Price of our Products, Our Operating Results May Suffer.” We expect our gross profit margins to continue to fluctuate due to changes in the relative proportions of domestic and international sales, mix of sales of existing products, pricing, product costs and a variety of other factors. See “-Factors That May Affect Future Results - Our Operating Results May Fluctuate from Quarter to Quarter and Year to Year.”

Research and Development. Our research and development expenses decreased by 6.1% to $1.03 million for the three months ended April 2, 2005 from $1.1 million for the three months ended April 3, 2004. Research and development expenses decreased as a percentage of sales to 12.8% for the three months ended April 2, 2005 from 15.0% for the comparable prior year three month period. The decrease in research and development expense in absolute dollars and as a percentage of sales for the three month period ended April 2, 2005 was due primarily to $0.07 million in decreased research and development project spending.  Overall, we expect the level of research and development spending for fiscal year 2005 in absolute dollars to be roughly equivalent to fiscal year 2004.

Sales, General and Administrative. Our sales, general and administrative expenses increased by 27.5% to $2.8 million for the three months ended April 2, 2005 from $2.2 million for the three months ended April 3, 2004. As a percentage of sales, sales, general and administrative expenses increased to 34.3% for the three months ended April 2, 2005 from 29.6% for the comparable prior year three month period. The increase in sales, general and administrative expense in absolute dollars and as a percentage of sales for the three month period ended April 2, 2005 was due primarily to a $0.2 million increase in selling costs related to increased headcount, $0.1 million due to increased marketing spending and $0.3 million in general and administrative spending related to increased consulting fees, public company costs and legal fees.  For fiscal year 2005, we expect the level of sales, general and administrative spending in absolute dollars to exceed that of fiscal 2004 primarily due to increased sales expense associated with the hiring of additional dermatology headcount, public company expenses, costs associated with hiring and perhaps relocating a new Chief Executive Officer for the Company and marketing expenses associated with recently introduced products.

Interest and Other Income, net. For the three months ended April 2, 2005, we had net other income of $126,000 as compared with net other income of $60,000 for the three months ended April 3, 2004. The change in net other income for the three month period was due primarily to an increase in interest income associated with increased cash, cash equivalents and available for sale securities.

Income Taxes. The effective income tax rates for the three month periods ended April 2, 2005 and April 3, 2004 were lower for periods where we had pre-tax income and higher for periods where we had pre-tax loses than the Federal and State combined statutory rate of 40% primarily because of certain tax benefits associated with tax credits for research and development activities. Since the Company was almost at breakeven for the quarter, this tax rate may be adjusted in future quarters.

In addition to estimating our quarterly income tax benefit we assess temporary differences resulting from differing treatment of items for tax and accounting purposes which result in deferred tax assets and liabilities, which are included in our balance sheet. Currently, we have determined that no valuation allowance is required against our deferred tax assets as it is more likely than not that the deferred tax assets can be realized based on determination of our future taxable income. A valuation allowance is required to reduce our deferred tax assets to the amount that is more likely than not to be realized. However, if at any point in time, we determine that it is more likely than not that we will not realize all or a portion of our remaining deferred tax assets, we will increase our valuation allowance with a charge to income tax expense. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance which could materially impact our financial position and results of operations. Our ability to utilize our deferred tax assets and the continuing need for a related valuation allowance are monitored on an ongoing basis.

Liquidity and Capital Resources

At April 2, 2005, our primary sources of liquidity included cash and cash equivalents and available-for-sale securities in the aggregate amount of $16.6 million. In addition, we have available $4 million under our unsecured line of credit which bears interest at the bank’s prime rate and expires in October 2006. As of April 2, 2005, no borrowings were outstanding under this credit facility.

During the three months ended April 2, 2005, operating activities used $1.3 million of cash. The primary uses of cash from operating activities included a decrease in accrued expenses of $1.1 million, an increase in net inventory of $0.6 million and an increase of $0.3 million in prepaid expenses offset by sources of cash which primarily included a $0.6 million decrease in accounts receivable and depreciation of $0.1 million. The decrease in accrued expenses resulted primarily from payment of an accrual for a sales tax liability. The accrual for sales tax represented a reserve resulting from the completion of a comprehensive review of our sales tax practices. Historically, we had been collecting and remitting sales tax in only those states where we believed we had nexus. Based on the independent review, we are now collecting and remitting sales tax from customers in additional states and have entered into voluntary settlement agreements with certain states. The Company chose not to retroactively collect this sales tax from our customers. The increase in inventory related primarily to purchases connected with the Company’s recent introduction of new products.

Investing activities used $2.9 million in cash and cash equivalents during the three months ended April 2, 2005, primarily due to net purchases of available for sale securities of $2.8 million and purchases of fixed assets of $0.1 million.

Net cash provided by financing activities during the three months ended April 2, 2005 was $0.1 million which consisted of the issuance of common stock under employee option plans and the employee stock purchase plan.

We believe that, based on current estimates, our cash, cash equivalents and available-for-sale securities together with cash generated from operations and our credit facility will be sufficient to meet our anticipated cash requirements for the next 12 months. Our liquidity could be negatively affected by a decline in demand for our products, the need to invest in new product development or reductions in spending by our customers as a result of the continuing economic downturn or other factors. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us. See “-Factors That May Affect Future Results - We May Need Additional Capital, which May Not Be Available, and Our Ability to Grow May Be Limited as a Result.”

In December 1998, we instituted a stock repurchase program whereby up to 150,000 shares of our common stock may be repurchased in the open market. We plan to utilize all of the reacquired shares for reissuance in connection with employee stock programs. No shares were repurchased during the three months ended April 2, 2005. To date, we have purchased 103,000 shares of our common stock under this program.

Critical Accounting Policies

The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended January 1, 2005 which was filed with the Securities and Exchange Commission on April 2, 2005.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued (“SFAS”) No. 123 (R), “Share-Based Payments” (revised 2004). The provisions of SFAS 123 (R) will require the Company to measure all stock-based compensation awards using a fair value method and record such expense in the consolidated financial statements, including grants of employee stock options. In addition, the adoption of SFAS 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS 123 (R) is effective for all public companies for fiscal years beginning after June 15, 2005. The Company will adopt SFAS 123 (R) effective January 1, 2006. The Company has not yet determined whether the adoption of FAS 123(R) will result in amounts that are similar to the current pro forma disclosures under SFAS 123. The Company is evaluating the requirements for FAS 123 (R) and expects the adoption to have a significant adverse impact on the statement of operations and net loss per share.

Factors That May Affect Future Results

We Rely on Continued Market Acceptance of Our Existing Products and Any Decline in Sales of Our Existing Products Would Adversely Affect Our Business and Results of Operations. We currently market visible and infrared light semiconductor-based photocoagulator medical laser systems to the ophthalmic market. We also market visible and infrared light semiconductor-based photocoagulator medical laser systems to the dermatology market. We believe that continued and increased sales, if any, of these medical laser systems is dependent upon a number of factors including the following:

▪	Product performance, features, ease of use, scalability and durability;

▪	Recommendations and opinions by ophthalmologists, dermatologists, other clinicians, plastic surgeons and their associated opinion leaders, including study outcomes;

▪	Price of our products and prices of competing products and technologies;

▪	Availability of competing products, technologies and alternative treatments;

▪	Willingness of ophthalmologists and dermatologists to convert to semiconductor-based or infrared laser systems from alternative technologies; and

▪	Level of reimbursement for treatments administered with our products.

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

We Face Strong Competition in Our Markets and Expect the Level of Competition to Grow in the Foreseeable Future. Competition in the market for devices used for ophthalmic and dermatology treatment procedures is intense and is expected to increase. Our competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. Our principal competitors in ophthalmology are Lumenis Ltd., Carl Zeiss, Inc., Alcon, Quantel, Laserex and Nidek, Inc. All of these companies currently offer a competitive semiconductor-based laser system in ophthalmology. Also within ophthalmology pharmaceutical alternative treatments for AMD such as Visudyne (Novartis) and Macugen (Eyetech) compete rigorously with traditional laser procedures. Our principal competitors in dermatology are Laserscope, Candela Corporation, Palomar Technologies, Lumenis Ltd. and Cutera, Inc. Some competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. Some companies also have greater name recognition than we do and long-standing customer relationships. In addition to other companies that manufacture photocoagulators, we compete with pharmaceuticals, other technologies and other surgical techniques. Some medical companies, academic and research institutions, or others, may develop new technologies or therapies that are more effective in treating conditions targeted by us or are less expensive than our current or future products. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

Our Future Success Depends on Our Ability to Develop and Successfully Introduce New Products and New Applications. Our future success is dependent upon, among other factors, our ability to develop, obtain regulatory approval or clearance of, manufacture and market new products. In October 2004, we introduced two new laser products, the IQ810 in ophthalmology and the VariLite in dermatology. In May 2004, we introduced a new type of illuminating Endoprobe. In June 2003 we began shipment of two new products; a 50 micron slit lamp adaptor and a 25 gauge single-use Endoprobe. In October 2002, we announced the introduction of a number of new products, specifically the OcuLight Symphony multi-wavelength laser delivery system, an expanded EndoProbe product line and a 5 mm Large Spot Slit Lamp Adapter. We also announced the Millennium Endolase module in 2002, which we manufacture to be included in Bausch & Lomb’s Millennium Microsurgical System. Successful commercialization of these and other new products and new applications will require that we effectively transfer production processes from research and development to manufacturing and effectively coordinate with our suppliers. In addition, we must successfully sell and achieve market acceptance of new products and applications and enhanced versions of existing products. The extent of, and rate at which, market acceptance and penetration are achieved by future products is a function of many variables, which include, among other things, price, safety, efficacy, reliability, marketing and sales efforts, the development of new applications for these products, the availability of third-party reimbursement of procedures using our new products, the existence of competing products and general economic conditions affecting purchasing patterns. Our ability to market and sell new products may also be subject to government regulation, including approval or clearance by the United States Food and Drug Administration, or FDA, and foreign government agencies. Any failure in our ability to successfully develop and introduce new products or enhanced versions of existing products and achieve market acceptance of new products and new applications could have a material adverse effect on our operating results and would cause our net revenues to decline.

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

We Depend on Sales of Our Ophthalmology Products for a Significant Portion of Our Operating Results. We derive, and expect to continue to derive, a large portion of our revenue and profits from sales of our ophthalmology products. For the three months ended April 2, 2005 our ophthalmology sales were $6.2 million or 76.0% of total sales. We anticipate that sales of our ophthalmology products will continue to account for a significant portion of our revenues in the foreseeable future as we continue to introduce new ophthalmology products, such as the IQ810 Laser System.

We Depend on International Sales for a Significant Portion of Our Operating Results. We derive, and expect to continue to derive, a large portion of our revenue from international sales. For the three months ended April 2, 2005, our international sales were $3.2 million or 39.5% of total sales. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. None of our international revenues and costs has been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. The factors stated above could have a material adverse effect on our business, financial condition or results of operations. Our international operations and sales are subject to a number of other risks including:

▪	Longer accounts receivable collection periods;

▪	Impact of recessions in economies outside of the United States;

▪	Foreign certification requirements, including continued ability to use the “CE” mark in Europe;

▪	Reduced or limited protections of intellectual property rights in jurisdictions outside the United States;

▪	Potentially adverse tax consequences; and

▪	Multiple protectionist, adverse and changing foreign governmental laws and regulations.

Any one or more of these factors stated above could have a material adverse effect on our business, financial condition or results of operations. For additional discussion about our foreign currency risks, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

We Rely on Our Direct Sales Force and Network of International Distributors to Sell Our Products and any Failure to Maintain Our Direct Sales Force and Distributor Relationships Could Harm Our Business. Our ability to sell our products and generate revenue depends upon our direct sales force within the United States and relationships with independent distributors outside the United States. As of April 2, 2005 our direct sales force consisted of 14 employees with 3 additional open positions and we maintained relationships with 73 independent distributors internationally selling our products into 107 countries. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are entirely dependent on the efforts of these third parties. If any distributor breaches or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory would be adversely affected.

We do not have any long-term employment contracts with the members of our direct sales force. We may be unable to replace our direct sales force personnel with individuals of equivalent technical expertise and qualifications or hire qualified personnel to fill any vacant positions in our direct sales force, which may limit our revenues and our ability to maintain market share. The loss of the services of these key personnel would harm our business. Similarly, our distributorship agreements are generally terminable at will by either party and distributors may terminate their relationships with us, which would affect our international sales and results of operations.

We are Dependent on the Successful Outcome of Clinical Trials of Our Products and New Applications Using Our Products. Our success will depend in part on the successful outcome of clinical trials of our products and new applications using our products. Clinical trials are long, expensive and uncertain processes. We have supported several clinical trials, including, for example, the TTT4CNV clinical trial. The TTT4CNV clinical trial is a physician initiated multi-center, prospective, double-masked, placebo-controlled, randomized trial conducted at 22 centers in the United States. This is a clinical trial performed within the FDA cleared indications of the OcuLight SLx and is being conducted to determine whether TTT laser treatment using our OcuLight SLx infrared laser system and Large Spot Slit Lamp Adapter can reduce the risk of vision loss for patients with wet AMD compared to a randomized control, which should reflect the natural history of the disease. In June 2003, we announced the publication of two additional clinical studies, which also support the effectiveness of TTT for the treatment of wet age-related macular degeneration. Both studies were prospective, non-randomized, non-masked case series that were performed using our OcuLight SLx laser and Large Spot Size Slit Lamp Adapter. In October 2004, we announced that the preliminary visual outcome data in the intent-to-treat evaluation showed that TTT, as applied in the TTT4CNV trial, showed favorable trends but overall did not demonstrate a significant beneficial effect relative to sham and that further subgroup analysis would be conducted. Since that time, results of subgroup analysis have demonstrated a statistically significant benefit in a subgroup of patients with baseline visual acuity of 20/100 or worse.  Within the TTT4CNV clinical trial, about 41% of the patients enrolled had baseline vision of 20/100 or worse. Specifically, at 12 months following treatment 23% of TTT treated eyes improved vision by one or more lines and 14% of TTT treated eyes improved vision by three or more lines compared with none of the eyes in the placebo treated control group. Furthermore, at 18 months, there was a 2 line benefit in preserving vision in this subgroup when compared to placebo treated eyes. Specifically, TTT treated eyes on average lost 2 lines of visual acuity while placebo treated eyes lost 4 lines. Any impact on laser sales related to these trial results may take a number of years. If the future results of any clinical trial regarding our products fails to demonstrate improved outcomes of treatment using our products, our ability to generate revenues from new products or new applications using our products would be adversely affected.

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

We Depend on Sole Source or Limited Source Suppliers. We rely on third parties to manufacture substantially all of the components used in our products, including optics, laser diodes and crystals. We have some long term or volume purchase agreements with our suppliers and currently purchase components on a purchase order basis. Some of our suppliers and manufacturers are sole or limited sources. In addition, some of these suppliers are relatively small private companies that may discontinue their operations at any time. There are risks associated with the use of independent manufacturers, including the following:

▪	Shortages or limitations on the ability to obtain supplies of components in the quantities that we require;

▪	Delays in delivery or failure of suppliers to deliver critical components on the dates we require;

▪	Failure of suppliers to manufacture components to our specifications, and potentially reduced quality; and

▪	Inability to obtain components at acceptable prices.

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

We Depend on Collaborative Relationships to Develop, Introduce and Market New Products, Product Enhancements and New Applications. We depend on both clinical and commercial collaborative relationships. We have entered into collaborative relationships with academic medical centers and physicians in connection with the research and development and clinical testing of our products. Commercially, we currently collaborate with Bausch & Lomb to design and manufacture a solid-state green wavelength (532 nm) laser photocoagulator module, called the Millennium Endolase module. The Millennium Endolase module is designed to be a component of Bausch & Lomb’s ophthalmic surgical suite product offering and is not expected to be sold as a stand-alone product. Sales of the Millennium Endolase module are dependent upon the actual order rate from and shipment rate to Bausch & Lomb, which depends on the efforts of our partner and is beyond our control. We cannot assure you that our relationship with Bausch & Lomb will result in further sales of our Millennium Endolase module. We also collaborated with Miravant Medical Technologies, a maker of photodynamic drugs, on a device that emits a laser beam to activate a photodynamic drug developed by Miravant for the treatment of wet AMD. In January 2002, Miravant announced that the top line results of their Phase III clinical trial indicated that PHOTREX, the photodynamic drug developed, did not meet the primary efficacy endpoint in the study population. As we could not be assured that PHOTREX would be timely or successfully pursued through clinical trials by Miravant, we charged to expense in the fourth quarter of 2001, $0.3 million of inventory related to the OcuLight 664, the laser used by Miravant in the Phase III clinical trials. Miravant has since received an approvable letter from the FDA for PHOTREX with conditions for final marketing approval which includes a request for an additional confirmatory clinical trial. We are the exclusive provider of the OcuLight 664 activation laser used in this application. Successful commercialization of this product will depend, among other things, on the results of the confirmatory clinical trial, acceptance of this product and Miravant’s ability to successfully market and sell this therapy. The failure of any current or future clinical or commercial collaboration relationships could have a material adverse effect on our ability to introduce new products or applications and therefore could have a material adverse effect on our business, results of operations and financial condition.

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

Changes in Accounting Rules for Stock-Based Compensation Will Adversely Affect Our Operating Results, Our Stock Price and Our Competitiveness in the Employee Marketplace. We have a history of using employee stock options and other stock-based compensation to hire, motivate and retain our workforce. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” which will require us, commencing for the fiscal year ending 2005, to measure compensation costs for all stock-based compensation (including stock options and our employee stock purchase plan) at fair value and to recognize these costs as expenses in our statement of operations. The recognition of these expenses in our statements of operations will result in lower earnings per share, which could negatively impact our future stock price. In addition, if we reduced or altered our use of stock-based compensation to minimize the recognition of these expenses, our ability to recruit, motivate and retain employees may be impaired, which could put us at a competitive disadvantage in the employee marketplace.

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

Interest Rate Risk. We are subject to interest rate risks on cash and cash equivalents, available-for-sale marketable securities and any future financing requirements. Interest rate risks related to marketable securities are managed by managing maturities in our marketable securities portfolio. We have no long-term debt as of April 2, 2005.

The fair value of our investment portfolio or related income would not be significantly impacted by changes in interest rates since the marketable securities maturities do not exceed a term of 12 - 14 months and the interest rates are primarily fixed.

Qualitative Disclosures

Interest Rate Risk. Our primary interest rate risk exposures relate to:

▪	The risk that available-for-sale securities will fall in value if market interest rates increase.

▪	The impact of interest rate movements on our ability to obtain adequate financing to fund future operations.

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

(b)  Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

IRIDEX Corporation (Registrant)

Date: May 17, 2005	By:	/s/ Larry Tannenbaum
Larry Tannenbaum
Chief Financial Officer and Vice President, Administration
Principal Financial Officer,
Chief Accounting Officer and Authorized Signatory)

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.