Form 10-Q
period 2005-07-02
IRIDEX CORP
filed 2005-08-16
CIK 1006045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒

APPLICABLE TO CORPORATE ISSUERS:

The number of shares of common stock, $.01 par value, issued and outstanding as of August 12, 2005 was 7,513,130.

IRIDEX Corporation

Page
PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of July 2, 2005 and January 1, 2005	3
	Condensed Consolidated Statements of Operations for the three and six months ended July 2, 2005 and July 3, 2004	4
	Condensed Consolidated Statements of Cash Flows for the six months ended July 2, 2005 and July 3, 2004	5
	Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 2, 2005 and July 3, 2004	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 2.	Changes in Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Submission of Matters to Vote of Security Holders	29
Item 5.	Other Information	29
Item 6.	Exhibits and Reports on Form 8-K	30
Signature		31
CERTIFICATIONS		33
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a)
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

IRIDEX Corporation
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	July 2, 2005	January 1, 2005
Assets
Current assets:
Cash and cash equivalents	$10,482	$10,381
Available-for-sale securities	8,211	3,323
Accounts receivable, net	7,177	7,404
Inventories, net	8,961	8,922
Prepaids and other current assets	974	814
Current deferred income taxes	1,808	1,808
Total current assets	37,613	32,652
Long term portion available-for-sale securities	-	4,324
Property and equipment, net	805	852
Deferred income taxes	1,265	1,265
Total assets	$39,683	$39,093

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,150	$1,233
Accrued expenses	4,666	5,167
Deferred revenue	1,379	910
Total liabilities	7,195	7,310
Stockholders’ equity:
Common stock	75	74
Additional paid-in capital	25,588	25,281
Accumulated other comprehensive loss	(48)	(35)
Treasury stock	(430)	(430)
Retained earnings	7,303	6,893
Total stockholders’ equity	32,488	31,783
Total liabilities and stockholders’ equity	$39,683	$39,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004

Sales	$9,387	$8,109	$17,532	$15,501
Cost of sales	4,842	4,302	9,309	8,479
Gross profit	4,545	3,807	8,223	7,022

Operating expenses:
Research and development	922	1,277	1,961	2,384
Sales, general and administrative	3,065	2,404	5,862	4,597
Total operating expenses	3,987	3,681	7,823	6,981

Income from operations	558	126	400	41
Interest and other income, net	130	69	256	129
Income before income taxes	688	195	656	170
Provision for income taxes	(258)	(62)	(246)	(54)
Net income	$430	$133	$410	$116

Net income per share - basic	$0.06	$0.02	$0.06	$0.02
Net income per share - diluted	$0.05	$0.02	$0.05	$0.01

Shares used in computing net income per share - basic	7,362	7,192	7,339	7,134
Shares used in computing net income per share -diluted.	7,955	7,786	7,778	7,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	July 2,	July 3,
	2005	2004
Cash flows from operating activities:
Net income	$410	$116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	223	214
Provision for doubtful accounts.	36	-
Provision for inventories	134	(150)
Changes in operating assets and liabilities:
Accounts receivable	191	622
Inventories	(173)	575
Prepaids and other current assets	(160)	4
Accounts payable	(83)	(90)
Accrued expenses	(501)	72
Deferred revenue	469	130
Net cash provided by operating activities	546	1,493

Cash flows from investing activities:
Purchases of available-for-sale securities	(3,593)	(9,556)
Proceeds from maturity of available-for-sale securities	3,016	4,543
Acquisition of property and equipment	(176)	(155)
Net cash provided by (used in) investing activities	(753)	(5,168)

Cash flows from financing activities:
Issuance of common stock	308	878
Net cash provided by financing activities	308	878
Net increase (decrease) in cash and cash equivalents	101	(2,797)

Cash and cash equivalents at beginning of period	10,381	10,541

Cash and cash equivalents at end of period	$10,482	$7,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004

Net income	$430	$133	$410	$116
Other comprehensive income (loss):
Change in unrealized (gain) loss on available-for-sale securities, net of tax	12	(14)	(13)	(19)

Comprehensive income	$442	$119	$397	$97

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

The condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 1, 2005. The results of operations for the three month period ended July 2, 2005 are not necessarily indicative of the results for the year ending December 31, 2005 or any future interim period.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Annual Report on Form 10-K for the year ended January 1, 2005 which was filed with the Securities and Exchange Commission on April 1, 2005. The Company’s significant accounting policies have not materially changed as of July 2, 2005.

Deferred Revenue

Deferred revenue related to warranty contracts is recognized on a straight line basis over the period of the applicable contract. Cost is recognized as incurred. A reconciliation of changes in the Company’s deferred revenue balances for the six months ending July 2, 2005 and July 3, 2004 follows (in thousands):

	Six Months Ended
	July 2, 2005	July 3, 2004
Balance, beginning of period	$910	$596
Additions to deferral	1,185	489
Revenue recognized	(716)	(359)
Balance, end of period	$1,379	$726

Warranty

The Company accrues for an estimated warranty cost upon shipment of products in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” Actual warranty costs incurred have not materially differed from those accrued. The Company’s warranty policy is effective for shipped products which are considered defective or fail to meet the product specifications. Warranty costs are reflected in the statement of operations as a cost of sales. A reconciliation of the changes in the Company’s warranty liability for the six months ending July 2, 2005 and July 3, 2004 follows (in thousands):

	Six Months Ended
	July 2, 2005	July 3, 2004
Balance, beginning of period	$933	$801
Accurals for warranties issued during the period	679	421
Settlements made in kind during the period	(474)	(455)
Balance, end of period	$1,138	$767

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

Under APB 25, compensation expense for grants to employees is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the option’s exercise price. SFAS 123 defines a “fair value” based method of accounting for an employee stock option or similar equity investment. The pro forma disclosure of the difference between compensation expense included in net income and the related cost measured by the fair value method is presented below.

The following table provides a reconciliation of net income to pro forma net income as if the fair value method had been applied to all employee awards (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net income, as reported	$430	$133	$410	$116
Add: Total stock based compensation expense, net of tax, determined under fair value based method for all awards to employees	(190)	(125)	(315)	(269)
Pro forma net income (loss)	$240	$8	$95	$(153)
Basic net income per share:
As reported	$0.06	$0.02	$0.06	$0.02
Pro forma	$0.03	$0.00	$0.01	$(0.02)
Diluted net income per share:
As reported	$0.05	$0.02	$0.05	$0.01
Pro forma	$0.03	$0.00	$0.01	$(0.02)

The determination of fair value of all options granted by the Company is computed based on the following assumptions:

	Employee Stock Option Plan		Employee Stock Option Plan		Employee Stock Purchase Plan		Employee Stock Purchase Plan
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Average risk free interest rate	3.63%	3.67%	3.50%	2.89%	3.22%	1.73%	2.5%	1.0%
Expected life (in years)	3 yrs.	3 yrs.	3 yrs.	3 yrs.	0.5 yrs.	0.5 yrs.	0.5 yrs.	0.5 yrs.
Dividend yield	-	-	-	-	-	-	-	-
Average volatility	85.0%	87.0%	85.0%	87.0%	85.0%	87.0%	85.0%	87.0%

3.  Inventories

Inventories are stated at the lower of cost or market. Cost is based on actual sales computed on a first in, first out basis. The components of inventories consist of the following (in thousands):

	July 2, 2005	January 1, 2005
Raw materials and work in progress	$5,209	$5,460
Finished goods	3,752	3,462
Total inventories	$8,961	$8,922

4. Contingencies

From time to time, the Company may be engaged in certain administrative proceedings, incidental to its normal business activities. Management believes that liabilities resulting from such proceedings, or claims which are pending or known to be threatened, are adequately covered by liability insurance and will not have a materials adverse effect on the Company’s financial position or results of operations.

5. Computations of Net Income Per Common Share

Basic and diluted net income per share are computed by dividing net income for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income per share includes the dilutive effect of potentially dilutive common stock provided the inclusion of such potential common stock is not antidilutive. Potential common stock consists of incremental common shares issuable upon the exercise of stock options.

A reconciliation of the numerator and denominator of net income per common share and diluted net income per common share is as follows (in thousands, except per share amounts);

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator - Net income per common share and diluted net income per common share
Net income	$430	$133	$410	$116
Denominator - Net income per common share Weighted average common stock outstanding	7,362	7,192	7,339	7,134
Basic net income per common share	$0.06	$0.02	$0.06	$0.02

Denominator - Diluted net income per common share Weighted average common stock options	7,362	7,192	7,339	7,134
Effect of dilutive securities Weighted average common stock options	593	594	439	601
Total weighted average stock and options outstanding	7,955	7,786	7,778	7,735
Diluted net income per common share	$0.05	$0.02	$0.05	$0.01

During the three months ended July 2, 2005 and July 3, 2004, options to purchase 700,667 and 493,869 shares of common stock at weighted average exercise prices of $8.28 and $9.06 per share, respectively, were outstanding, but were not included in the computations of diluted net income per common share because the exercise price of the related options exceeded the average market price of the common shares. During the six months ended July 2, 2005 and July 3, 2004, options to purchase 855,781 and 520,853 shares at weighted average exercise prices of $7.84 and $8.98 were outstanding, but were not included in the computations of diluted net income per share because the exercise price of the related options exceeded the average market price of the common shares. These options could dilute earnings per share in future periods.

6. Business Segments

We operate in two reportable segments: the ophthalmology medical device segment and the dermatology medical device segment. In both segments, we develop, manufacture and market medical devices. Our revenues arise from the sale of consoles, delivery devices, disposables and service and support activities.

Information on reportable segments for the three and six months ended July 2, 2005 and July 3, 2004 is as follows (in thousands):

	Three Months Ended July 2, 2005			Three Months Ended July 3, 2004
	Ophthalmology Medical Devices	Dermatology Medical Devices	Total	Ophthalmology Medical Devices	Dermatology Medical Devices	Total
Sales	$7,687	$1,700	$9,387	$6,686	$1,423	$8,109
Direct Cost of Goods Sold	2,660	932	3,592	2,211	780	2,991
Direct Gross Margin	5,027	768	5,795	4,475	643	5,118
Total Unallocated Costs			(5,107)			(4,923)
Pre-tax income			688			195

	Six Months Ended July 2, 2005			Six Months Ended July 3, 2004
	Ophthalmology Medical Devices	Dermatology Medical Devices	Total	Ophthalmology Medical Devices	Dermatology Medical Devices	Total
Sales	$13,880	$3,652	$17,532	$12,930	$2,571	$15,501
Direct Cost of Goods Sold	4,759	1,927	6,686	4,452	1,427	5,879
Direct Gross Margin	9,121	1,725	10,846	8,478	1,144	9,622
Total Unallocated Costs			(10,190)			(9,452)
Pre-tax income			656			170

Indirect costs of manufacturing, research and development, and selling, general and administrative costs are not allocated to the segments.

The Company’s assets and liabilities are not evaluated on a segment basis. Accordingly, no disclosure on segment assets and liabilities is provided.

7. Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board, or FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin, or ARB, No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material effect on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which will replace SFAS No. 123 and supersede APB 25. SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123R, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25, but will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of earnings. SFAS No. 123R is effective at the beginning of fiscal 2006. We have not yet determined which fair-value method and transitional provision we will follow and have not yet determined the impact on our financial statements of SFAS No. 123R.

In June 2005, the FASB issued as final FSP No. FAS 105-5  Issuers Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable . The FSP clarifies that freestanding warrants and similar instruments on shares that are redeemable should be accounted for as liabilities under FASB Statement No. 150  Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity  regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as equity. The FSP is effective for the first reporting period beginning after June 30, 2005. Although the Company does have outstanding warrants, the shares issued upon exercise of the warrants are not redeemable; consequently, FSP No. FAS 150-5 has no impact on the Company s results of operations or financial condition.

On June 7, 2005, the FASB issued Statement No. 154,  Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements . FAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior periods  financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe that the adoption of FAS 154 will have a material effect on the Company s financial position, results of operations or cash flows.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to levels of future sales and operating results, actual order rate and market acceptance of our products; expectations for future sales growth, generally, including expectations of additional sales from our new products and new applications of our existing products; the potential for production cost decreases and higher gross margins; our ability to develop and introduce new products through strategic alliances; favorable Center for Medicare and Medicaid coverage decisions regarding AMD procedures that use our products; results of clinical studies and risks associated with bringing new products to market; general economic conditions; and levels of international sales. In some cases, forward-looking statements can be identified by terminology, such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including as a result of the factors set forth under “Factors That May Affect Future Operating Results” and other risks detailed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2005 and detailed from time to time in our reports filed with the Securities and Exchange Commission. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-Q. We undertake no obligation to update such forward-looking statements to reflect events or circumstances occurring after the date of this report.

Results of Operations

The following table sets forth certain operating data as a percentage of sales for the periods indicated.

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	51.6%	53.1%	53.1%	54.7%
Gross profit	48.4%	46.9%	46.9%	45.3%
Operating expenses:
Research and development	9.8%	15.7%	11.2%	15.4%
Sales, general and administrative	32.6%	29.6%	33.4%	29.7%
Total operating expenses	42.4%	45.3%	44.6%	45.1%

Income from operations	6.0%	1.6%	2.3%	0.2%
Interest and other income, net	1.3%	0.9%	1.4%	0.8%
Income before income taxes	7.3%	2.5%	3.7%	1.0%
Provision for income taxes	(2.7)%	(0.8)%	(1.4%)	(0.3%)
Net income	4.6%	1.7%	2.3%	0.7%

The following table sets forth for the periods indicated the amount of sales for our operating segments and sales as a percentage of total sales.

	Three Months Ended				Six Months Ended
	July 2, 2005		July 3, 2004		July 2, 2005		July 3, 2004
	Amount	Percentage of total sales	Amount	Percentage of total sales	Amount	Percentage of total sales	Amount	Percentage of total sales
Domestic	$5,725	61.0%	$4,845	59.7%	$10,650	60.8%	$9,001	58.1%
International	3,662	39.0%	3,264	40.3%	6,882	39.2%	6,500	41.9%
Total	9,387	100.0%	8,109	100.0%	17,532	100.0%	15,501	100.0%
Ophthalmology:
Domestic	4,333	46.2%	4,058	50.0%	7,746	44.2%	7,424	47.9%
International	3,354	35.7%	2,628	32.4%	6,134	35.0%	5,506	35.5%
Total	7,687	81.9%	6,686	82.4%	13,880	79.2%	12,930	83.4%
Dermatology:
Domestic	1,392	14.8%	787	9.7%	2,904	16.6%	1,577	10.2%
International	308	3.3%	636	7.8%	748	4.2%	994	6.4%
Total	$1,700	18.1%	$1,423	17.5%	$3,652	20.8%	$2,571	16.6%

Ophthalmology Sales

Ophthalmology sales increased 15.0% to $7.7 million for the three months ended July 2, 2005 from $6.7 million for the three months ended July 3, 2004. For the six months ended July 2, 2005, ophthalmology sales increased 7.4% to $13.9 million from $12.9 million for the six months ended July 3, 2004. For the three month period ended July 2, 2005, domestic ophthalmology sales increased 6.8% to $4.3 million from $4.1 million for the three months ended July 3, 2004 due primarily to a $0.3 million increase in unit sales of laser consoles and service revenue. Domestic ophthalmology sales increased 4.3% for the six months ended July 2, 2005 to $7.7 million from $7.4 million for the six months ended July 3, 2004 due to a $0.3 million increase in unit sales of laser consoles and service revenue. International ophthalmology sales increased 27.6% to $3.4 million for the three months ended July 2, 2005 from $2.6 million for the three months ended July 3, 2004. The increase in international ophthalmology sales during this period was due to a $0.4 million increase in unit sales of laser consoles and a $0.3 million increase in unit sales of delivery devices. For the six months ended July 2, 2005, international ophthalmology sales increased 11.4% to $6.1 million from $5.5 million for the six months ended July 3, 2004 due to a $0.4 million increase in unit sales of delivery devices and a $0.2 million increase in unit sales of laser consoles.

Dermatology Sales

Primarily based on strong domestic sales of our dual-wave length VariLite laser, introduced in late 2004, dermatology sales increased 19.5% to $1.7 million for the three months ended July 2, 2005 from $1.4 million for the three months ended July 3, 2004. For the six months ended July 2, 2005 dermatology sales increased 42.1% to $3.7 million from $2.6 million for the six months ended July 3, 2004. Domestic dermatology sales increased 76.9% to $1.4 million for the three month period ended July 2, 2005 from $0.8 million for the comparable prior year three month period due primarily to a $0.6 million increase in unit sales of laser consoles. For the six months ended July 2, 2005 domestic dermatology sales increased 84.2% to $2.9 million from $1.6 million due to a $1.4 million increase in unit sales of laser consoles and domestic dermatology service revenue. International dermatology sales decreased 51.6% to $0.3 million for the three months ended July 2, 2005 from $0.6 million for the three months ended July 3, 2004 due to a $0.4 million decrease in unit sales of our hair removal laser consoles which we have discontinued. For the six months ended July 2, 2005, international dermatology sales decreased 24.8% to $0.7 million from $1.0 million due to a $0.3 million decrease in unit sales of laser consoles. Dermatology procedures are typically elective procedures that are deferred by patients in difficult economic times. See “-Factors that May Affect Future Results - Our Business Has Been Adversely Impacted by the Worldwide Economic Slowdown and Related Uncertainties.”

Gross Profit. Our gross profit increased by $0.7 million to $4.5 million for the three month periods ended July 2, 2005 compared to $3.8 million for the three months ended July 3, 2004. Gross profit as a percentage of sales for the three months ended July 2, 2005 increased to 48.4% from 46.9% for the comparable prior year three month period. The total 1.5% increase in gross profit as a percentage of sales during this period included an increase of 1.9% relating to lower manufacturing overhead spending, an increase of 1.2% related to lower product costs including product mix, the change in inventory reserves and warranty charges offset by a 1.6% decrease due to reduced average selling prices. For the six months ended July 2, 2005, gross profit increased by $1.2 million to $8.2 million from $7.0 million for the six months ended July 3, 2004. Gross profit as a percentage of sales for the six months ended July 2, 2005 increased to 46.9% from 45.3%. The total 1.6% increase in gross profit as a percentage of sales related to an increase of 2.5% associated with decreased manufacturing spending offset by a decrease of 0.6% for higher product costs including product mix, the change in inventory reserves and warranty charges and a decrease of 0.3% for lower average selling prices. Although increasing competition has continued to result in a downward trend in average selling prices for some products, we intend to continue our efforts to reduce the cost of components and manufacturing and thereby mitigate the impact of price reductions on our gross profit. In addition, as we evaluate gross margins on each of our product lines, we may choose to place greater focus on product lines with better margins. See “-Factors That May Affect Future Results - If We Cannot Increase Our Sales Volumes, Reduce Our Costs or Introduce Higher Margin Products to Offset Anticipated Reductions in the Average Unit Selling Price of our Products, Our Operating Results May Suffer.” We expect our gross profit margins to continue to fluctuate due to changes in the relative proportions of domestic and international sales, mix of sales of existing products, pricing, product costs and a variety of other factors. See “-Factors That May Affect Future Results - Our Operating Results May Fluctuate from Quarter to Quarter and Year to Year.”

Research and Development. Our research and development expenses decreased by 27.8% to $0.9 million for the three months ended July 2, 2005 from $1.3 million for the three months ended July 3, 2004. Research and development expenses decreased as a percentage of sales to 9.8% for the three months ended July 2, 2005 from 15.7% for the comparable prior year three-month period. The decrease in research and development expense in absolute dollars and as a percentage of sales for the three month period ended July 2, 2005 was due primarily to a $0.2 million funding from a third party for development work and a $0.2 million decrease from research and development project spending. For the six months ended July 2, 2005 research and development expenses decreased 17.7% to $2.0 million from $2.4 million for the six months ended July 3, 2004. As a percentage of sales, research and development expense decreased to 11.2% for the six months ended July 2, 2005 from 15.4% for the six months ended July 3, 2004. The decrease in research and development expense in absolute dollars and as a percentage of sales for the six month period ended July 2, 2005 was due primarily to a $0.2 million funding from a third party for development work and a $0.2 million decrease from research and development project spending.

Sales, General and Administrative. Our sales, general and administrative expenses increased by 27.5% to $3.1 million for the three months ended July 2, 2005 from $2.4 million for the three months ended July 3, 2004. As a percentage of sales, sales, general and administrative expenses increased to 32.6% for the three months ended July 2, 2005 from 29.6% for the comparable prior year three-month period. The increase in sales, general and administrative expense in absolute dollars and as a percentage of sales for the three month period ended July 2, 2005 as compared to the three month period ended July 3, 2004 was due primarily to $0.5 million in increased general and administrative spending associated with hiring a new CEO, legal costs and consulting costs associated with preparations for Sarbanes Oxley 404 compliance, as well as $0.1 million in additional selling costs associated with increased revenue and $0.1 million on marketing programs. For the six months ended July 2, 2005 sales, general and administrative expense increased 27.5% to $5.9 million from $4.6 million for the six months ended July 3, 2004. As a percentage of sales, sales, general and administrative expense increased to 33.4% for the six months ended July 2, 2005 from 29.7% for the six months ended July 3, 2004. The increase in sales, general and administrative expense in absolute dollars and as a percentage of sales for the six month period ended July 2, 2005 was due primarily to $0.7 million in increased spending associated with hiring a new CEO, consulting and other public company costs associated with preparations for  Sarbanes Oxley 404 compliance and legal costs as well as $0.3 million in increased selling costs related to increased revenue and $0.3 million in increased marketing programs.

Interest and Other Income, net. For the three months ended July 2, 2005 we had net other income of $130,000 as compared with net other income of $ 69,000 for the three months ended July 3, 2004. For the six months ended July 2, 2005, net other income was $256,000 as compared with $129,000 for the six months ended July 3, 2004. The change in net other income for both the three and six month periods was due primarily to an increase in interest income associated with increased interest rates and increased cash, cash equivalents and available for sale securities.

Income Taxes. The effective income tax rates for both the three and six month periods ending July 2, 2005 and July 3, 2004 were lower than the Federal and State combined statutory rate of 40% because of certain tax benefits associated with tax credits for research and development activities.

Liquidity and Capital Resources

At July 2, 2005, our primary sources of liquidity included cash and cash equivalents and available-for-sale securities in the aggregate amount of $18.7 million. In addition, we have available $4 million under our unsecured line of credit which bears interest at the bank’s prime rate and expires in October 2006. As of July 2, 2005, no borrowings were outstanding under this credit facility. We expect to renew the line of credit in October 2006, assuming that the terms continue to be acceptable.

During the six months ended July 2, 2005, operating activities provided $0.5 million of cash. The primary sources of cash from operating activities included an increase in deferred revenue of $0.5 million, net income of $0.4 million, a decrease in net accounts receivable of $0.2 million, depreciation of $0.2 million, offset by uses of cash which included a $0.5 million decrease in accrued expenses, a $0.2 million increase in prepaid expenses and a $0.1 million decrease in accounts payable. The increase in deferred revenue related primarily to increased extended service contracts and to an advance payment on revenue. The decrease in accrued expenses was due mainly to payment of state sales taxes which had been reserved. The decrease in accounts receivable resulted primarily from continued focus on collection efforts. The increase in prepaid expenses was due to a prepayment on inventory purchases.

Investing activities provided $1.7 million in cash and cash equivalents during the six months ended July 2, 2005, primarily due to net proceeds from maturities of available for sale securities of $1.9 million offset by purchases of fixed assets of $0.2 million.

Net cash provided by financing activities during the six months ended July 2, 2005 was $0.3 million which consisted of the issuance of common stock under employee option plans and the employee stock purchase plan.

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

In December 1998, we instituted a stock repurchase program whereby up to 150,000 shares of our common stock may be repurchased in the open market. We plan to utilize all of the reacquired shares for reissuance in connection with employee stock programs. No shares were repurchased during the three months ended July 2, 2005. To date, we have purchased 103,000 shares of our common stock under this program.

Critical Accounting Policies

The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended January 1, 2005 which was filed with the Securities and Exchange Commission on April 1, 2005.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board, or FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin, or ARB, No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material effect on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which will replace SFAS No. 123 and supersede APB 25. SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123R, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25, but will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of earnings. SFAS No. 123R is effective at the beginning of fiscal 2006. We have not yet determined which fair-value method and transitional provision we will follow and have not yet determined the impact on our financial statements of SFAS No. 123R.

In June 2005, the FASB issued as final FSP No. FAS 105-5  Issuers Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable . The FSP clarifies that freestanding warrants and similar instruments on shares that are redeemable should be accounted for as liabilities under FASB Statement No. 150  Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity  regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as equity. The FSP is effective for the first reporting period beginning after June 30, 2005. Although the Company does have outstanding warrants, the shares issued upon exercise of the warrants are not redeemable; consequently, FSP No. FAS 150-5 has no impact on the Company s results of operations or financial condition.

On June 7, 2005, the FASB issued Statement No. 154,  Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements . FAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior periods  financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe that the adoption of FAS 154 will have a material effect on the Company s financial position, results of operations or cash flows.

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

We Face Strong Competition in Our Markets and Expect the Level of Competition to Grow in the Foreseeable Future. Competition in the market for devices used for ophthalmic and dermatology treatment procedures is intense and is expected to increase. Our competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. Our principal competitors in ophthalmology are Carl Zeiss, Inc., Alcon, Nidek, Lumenis Ltd, and Synergetics. All of these companies currently offer a competitive semiconductor-based laser system in ophthalmology. Also within ophthalmology pharmaceutical alternative treatments for AMD such as Visudyne (Novartis) and Macugen (Eyetech) compete rigorously with traditional laser procedures. Our principal competitors in dermatology are Palomar Technologies, Laserscope, Lumenis Ltd, Syneron and Candela Corporation.  Some competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. Some companies also have greater name recognition than we do and long-standing customer relationships. In addition to other companies that manufacture photocoagulators, we compete with pharmaceuticals, other technologies and other surgical techniques. Some medical companies, academic and research institutions, or others, may develop new technologies or therapies that are more effective in treating conditions targeted by us or are less expensive than our current or future products. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

Our Future Success Depends on Our Ability to Develop and Successfully Introduce New Products and New Applications. Our future success is dependent upon, among other factors, our ability to develop, obtain regulatory approval or clearance of, manufacture and market new products. In the first half of 2005, we released four endo ocular probes and two stepped EndoProbe delivery devices. In October 2004, we introduced two new laser products, the IQ810 in ophthalmology and the VariLite in dermatology. In May 2004, we introduced a new type of illuminating EndoProbe. In June 2003 we began shipment of two new products; a 50 micron slit lamp adaptor and a 25 gauge single-use EndoProbe. In October 2002, we announced the introduction of a number of new products, specifically the OcuLight Symphony multi-wavelength laser delivery system, an expanded EndoProbe product line and a 5 mm Large Spot Slit Lamp Adapter. We also announced the Millennium Endolase module in 2002, which we manufacture to be included in Bausch & Lomb’s Millennium Microsurgical System. Successful commercialization of these and other new products and new applications will require that we effectively transfer production processes from research and development to manufacturing and effectively coordinate with our suppliers. In addition, we must successfully sell and achieve market acceptance of new products and applications and enhanced versions of existing products. The extent of, and rate at which, market acceptance and penetration are achieved by future products is a function of many variables, which include, among other things, price, safety, efficacy, reliability, marketing and sales efforts, the development of new applications for these products, the availability of third-party reimbursement of procedures using our new products, the existence of competing products and general economic conditions affecting purchasing patterns. Our ability to market and sell new products may also be subject to government regulation, including approval or clearance by the United States Food and Drug Administration, or FDA, and foreign government agencies. Any failure in our ability to successfully develop and introduce new products or enhanced versions of existing products and achieve market acceptance of new products and new applications could have a material adverse effect on our operating results and would cause our net revenues to decline.

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

We Depend on Sales of Our Ophthalmology Products for a Significant Portion of Our Operating Results. We derive, and expect to continue to derive, a large portion of our revenue and profits from sales of our ophthalmology products. For the three months ended July 2, 2005 our ophthalmology sales were $7.7 million or 81.9% of total sales. We anticipate that sales of our ophthalmology products will continue to account for a significant portion of our revenues in the foreseeable future as we continue to introduce new ophthalmology products, such as the new stepped and endo ocular probes introduced in the second quarter of 2005.

We Depend on International Sales for a Significant Portion of Our Operating Results. We derive, and expect to continue to derive, a large portion of our revenue from international sales. For the three months ended July 2, 2005, our international sales were $3.7 million or 39.0% of total sales. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. None of our international revenues and costs has been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. The factors stated above could have a material adverse effect on our business, financial condition or results of operations. Our international operations and sales are subject to a number of other risks including:

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

We Rely on Our Direct Sales Force and Network of International Distributors to Sell Our Products and any Failure to Maintain Our Direct Sales Force and Distributor Relationships Could Harm Our Business. Our ability to sell our products and generate revenue depends upon our direct sales force within the United States and relationships with independent distributors outside the United States. As of July 2, 2005 our direct sales force consisted of 15 employees with 2 additional open positions and we maintained relationships with 73 independent distributors internationally selling our products into 107 countries. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are entirely dependent on the efforts of these third parties. If any distributor breaches or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory would be adversely affected.

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

We are Dependent on the Successful Outcome of Clinical Trials of Our Products and New Applications Using Our Products. Our success will depend in part on the successful outcome of clinical trials of our products and new applications using our products. Clinical trials are long, expensive and uncertain processes. We have supported several clinical trials, including, for example, the TTT4CNV clinical trial. The TTT4CNV clinical trial is a physician initiated multi-center, prospective, double-masked, placebo-controlled, randomized trial conducted at 22 centers in the United States. This is a clinical trial performed within the FDA cleared indications of the OcuLight SLx and is being conducted to determine whether TTT laser treatment using our OcuLight SLx infrared laser system and Large Spot Slit Lamp Adapter can reduce the risk of vision loss for patients with wet AMD compared to a randomized control, which should reflect the natural history of the disease. In June 2003, we announced the publication of two additional clinical studies, which also support the effectiveness of TTT for the treatment of wet age-related macular degeneration. Both studies were prospective, non-randomized, non-masked case series that were performed using our OcuLight SLx laser and Large Spot Size Slit Lamp Adapter. In October 2004, we announced that the preliminary visual outcome data in the intent-to-treat evaluation showed that TTT, as applied in the TTT4CNV trial, showed favorable trends but overall did not demonstrate a significant beneficial effect relative to sham and that further subgroup analysis would be conducted. Since that time, results of subgroup analysis has demonstrated a statistically significant benefit in a subgroup of patients with baseline visual acuity of 20/100 or worse. Within the TTT4CNV Clinical trial, about 41% of the patients enrolled had baseline vision of 20/100 or worse. Specifically, at 12 months following treatment 23% of TTT treated eyes improved vision by one or more lines and 14% of TTT treated eyes improved vision by three or more lines compared with none of the eyes in the placebo treated control group. Furthermore, at 18 months, there was a 2 line benefit in preserving vision in this subgroup when compared to placebo treated eyes. Specifically, TTT treated eyes on average lost 2 lines of visual acuity while placebo treated eyes lost 4 lines. Any impact on laser sales related to these trial results may take a number of years. If the future results of any clinical trial regarding our products fails to demonstrate improved outcomes of treatment using our products, our ability to generate revenues from new products or new applications using our products would be adversely affected.

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

We Rely on Patents and Proprietary Rights to Protect our Intellectual Property and Business. Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued fifteen United States patents and five foreign patents on the technologies related to our products and processes. We have approximately five pending patent applications in the United States and four foreign pending patent applications that have been filed. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.

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

Interest Rate Risk. We are subject to interest rate risks on cash and cash equivalents, available-for-sale marketable securities and any future financing requirements. Interest rate risks related to marketable securities are managed by managing maturities in our marketable securities portfolio. We have no long-term debt as of July 2, 2005.

The fair value of our investment portfolio or related income would not be significantly impacted by changes in interest rates since the marketable securities maturities do not exceed a term of 12 - 14 months and the interest rates are primarily fixed.

Qualitative Disclosures

Interest Rate Risk. Our primary interest rate risk exposures relate to:

▪	The available-for-sale securities will fall in value if market interest rates increase.

▪	The impact of interest rate movements on our ability to obtain adequate financing to fund future operations.

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

Item 2.      Changes in Securities and Use of Proceeds
None.

Item 3.      Defaults Upon Senior Securities
None.

Item 4.  Submission of Matters to Vote of Security Holders
Our Annual Meeting of Stockholders was held on June 1, 2005 in Mountain View, California. Of the 7,431,798 shares outstanding as of the record date, 7,104,080 were present or represented by proxy at the meeting. The results of the voting on the matters submitted to the stockholders are as follows:

1.	To elect six (6) directors to serve for the ensuing year or until their successors are duly elected and qualified.

Name	Votes For	Votes Withheld

Theodore Boutacoff	6,410,743	693,337
James L. Donovan	6,435,768	668,312
Donald L. Hammond	6,207,951	896,129
Garrett A. Garrettson	6,233,563	870,517
Robert K. Anderson	6,438,768	665,312
Sanford Fitch	6,438,405	665,675

2.	To approve the amendment and restatement of the Company’s 1998 Stock Plan.

Votes for:	3,431,404
Votes against:	714,567
Votes abstaining:	2,597,532

3.	To ratify the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending December 31, 2005.

Votes for:	6,751,668
Votes against:	1,501
Votes abstaining:	350,911

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

IRIDEX Corporation
(Registrant)

Date: August 16, 2005	By:	/s/ Larry Tannenbaum
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