Form 10-Q
period 2005-10-01
IRIDEX CORP
filed 2005-11-15
CIK 1006045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  October 1, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE TO CORPORATE ISSUERS:

The number of shares of common stock, $.01 par value, issued and outstanding as of November 11, 2005 was 7,497,361.

IRIDEX Corporation

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets as of October 1, 2005 and January 1, 2005	3

	Condensed Consolidated Statements of Operations for the three and nine months ended October 1, 2005 and October 2, 2004	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended October 1, 2005 and October 2, 2004	5

	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 1, 2005 and October 2, 2004	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 2.	Changes in Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Submission of Matters to Vote of Security Holders	32

Item 5.	Other Information	32

Item 6.	Exhibits and Reports on Form 8-K	32

Signature		33

CERTIFICATIONS		35

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Part I.	FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

IRIDEX Corporation
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	October 1, 2005	January 1, 2005
Assets
Current assets:
Cash and cash equivalents	$11,055	$10,381
Available-for-sale securities	9,017	3,323
Accounts receivable, net	6,857	7,404
Inventories	9,327	8,922
Prepaids and other current assets	763	814
Current deferred income taxes	1,808	1,808
Total current assets	38,827	32,652
Long term portion available-for-sale securities	-	4,324
Property and equipment, net	845	852
Deferred income taxes	1,265	1,265
Total assets	$40,937	$39,093

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,188	$1,233
Accrued expenses	4,693	5,167
Deferred revenue	1,242	910
Total liabilities	7,123	7,310
Contingencies (Note 4)
Stockholders’ equity:
Common stock	76	74
Additional paid-in capital	26,030	25,281
Accumulated other comprehensive loss	(44)	(35)
Treasury stock	(430)	(430)
Retained earnings	8,182	6,893
Total stockholders’ equity	33,814	31,783
Total liabilities and stockholders’ equity	$40,937	$39,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended			Nine Months Ended
	October 1, 2005	October 2, 2004		October 1, 2005	October 2, 2004

Sales	$9,081		$8,178	$26,613		$23,679
Cost of sales	4,202		4,708	13,511		13,187
Gross profit	4,879		3,470	13,102		10,492

Operating expenses:
Research and development	1,172		1,025	3,133		3,409
Sales, general and administrative	2,990		3,855	8,852		8,452
Total operating expenses	4,162		4,880	11,985		11,861

Income (loss) from operations	717		(1,410)	1,117		(1,369)
Interest and other income, net	157		83	413		212
Income before income taxes	874		(1,327)	1,530		(1,157)
(Provision for) benefit from income taxes	5		607	(241)		553
Net income (loss)	$879		$(720)	$1,289		$(604)

Net income (loss) per share - basic	$0.12	$	(0.10)	$0.17	$	(0.08)
Net income (loss) per share - diluted	$0.11	$	(0.10)	$0.16	$	(0.08)

Shares used in computing net income (loss) per share - basic	7,441		7,244	7,373		7,171
Shares used in computing net income (loss) per share - diluted	8,102		7,244	7,885		7,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	October 1,	October 2,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$1,289	$(604)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	320	296
Warrants issued for services	87	--
Provision for doubtful accounts	38	287
Provision for inventories	167	429
Deferred income taxes.	--	(607)
Changes in operating assets and liabilities:
Accounts receivable	509	(255)
Inventories	(572)	(113)
Prepaids and other current assets	51	196
Accounts payable	(45)	(79)
Accrued expenses	(469)	1,233
Deferred revenue	332	193
Net cash provided by operating activities	1,707	976

Cash flows from investing activities:
Purchases of available-for-sale securities	(5,592)	(8,960)
Proceeds from maturity of available-for-sale securities	4,222	5,181
Acquisition of property and equipment	(327)	(218)
Net cash used in investing activities	(1,697)	(3,997)

Cash flows from financing activities:

Issuance of common stock	664	1,092
Net cash provided by financing activities	664	1,092
Net increase (decrease) in cash and cash equivalents	674	(1,929)

Cash and cash equivalents at beginning of period	10,381	10,541

Cash and cash equivalents at end of period	$11,055	$8,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation
Condensed Consolidated Statements of Comprehensive Income (loss)
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004

Net income (loss)	$879	$(720)	$1,289	$(604)
Other comprehensive income (loss):
Change in unrealized loss on available-for-sale securities	4	9	(9)	(19)

Comprehensive income (loss)	$883	$(711)	$1,280	$(623)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

The condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended January 1, 2005, which was filed with the Securities and Exchange Commission on April 1, 2005. The results of operations for the three month period ended October 1, 2005 are not necessarily indicative of the results for the year ending December 31, 2005 or any future interim period.

2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended January 1, 2005 which was filed with the Securities and Exchange Commission on April 1, 2005. The Company’s significant accounting policies have not materially changed as of October 1, 2005.

Deferred Revenue

Deferred revenue related to warranty contracts is recognized on a straight line basis over the period of the applicable contract. Cost is recognized as incurred. A reconciliation of changes in the Company’s deferred revenue balances for the nine months ended October 1, 2005 and October 2, 2004 follows (in thousands):

	Nine Months Ended

	October 1, 2005	October 2, 2004

Balance, beginning of period	$910	$596

Additions to deferral	1,135	787

Revenue recognized	(803)	(594)

Balance, end of period	$1,242	$789

Warranty

The Company accrues for an estimated warranty cost upon shipment of products in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” Actual warranty costs incurred have not materially differed from those accrued. The Company’s warranty policy is effective for shipped products which are considered defective or fail to meet the product specifications. Warranty costs are reflected in the statement of operations as a cost of sales. A reconciliation of the changes in the Company’s warranty liability for the nine months ended October 1, 2005 and October 2, 2004 follows (in thousands):

	Nine Months Ended

	October 1, 2005	October 2, 2004

Balance, beginning of period	$933	$801

Accruals for warranties issued during the period	955	441

Settlements made in kind during the period	(789)	(393)

Balance, end of period	$1,099	$849

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

The following table provides a reconciliation of net income to pro forma net income (loss) as if the fair value method had been applied to all employee awards (in thousands, except per share data):

	Three Months Ended		Nine Months Ended

	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004

Net income (loss), as reported	$879	$(720)	$1,289	$(604)

Add: Total stock based compensation expense, net of tax, determined under fair value based method for all awards to employees	(205)	(152)	(537)	(418)

Pro forma net income (loss)	$674	$(872)	$752	$(1,022)

Basic net income (loss) per share:

As reported	$0.12	($ 0.10)	$0.17	($ 0.08)

Pro forma	$0.09	($ 0.12)	$0.10	($ 0.14)

Diluted net income (loss) per share:

As reported	$0.11	($ 0.10)	$0.16	($ 0.08)

Pro forma	$0.08	($ 0.12)	$0.10	($ 0.14)

The determination of fair value of all options granted by the Company is computed based on the following assumptions:

	Employee Stock Option Plan		Employee Stock Option Plan		Employee Stock Purchase Plan		Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Average risk free interest rate	4.04%	4.25%	4.13%	5.10%	3.68%	1.95%	3.25%	1.36%
Expected life (in years)	3	2	3	2	0.5	0.5	0.5	0.5
Dividend yield	--	--	--	--	--	--	--	--
Average volatility	84.0%	87.0%	84.0%	87.0%	83.0%	87.0%	84.0%	87.0%

3.	Inventories

Inventories are stated at the lower of cost or market. Cost is based on actual sales computed on a first in, first out basis. The components of inventories consist of the following (in thousands):

	October 1, 2005	January 1, 2005
Raw materials and work in progress	$5,609	$5,460
Finished goods	3,718	3,462
Total inventories	$9,327	$8,922

4.	Contingencies

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

A reconciliation of the numerator and denominator of net income (loss) per common share and diluted net income (loss) per common share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Numerator—Net income (loss) per common share and diluted net income per common share
Net income (loss)	$ 879	($ 720)	$ 1,289	($ 604)
Denominator—Net income per common share Weighted average common stock outstanding	7,441	7,244	7,373	7,171
Basic net income (loss) per common share	$ 0.12	($ 0.10)	$ 0.17	($ 0.08)

Denominator— Diluted net income (loss) per common share
Weighted average common stock outstanding	7,441	7,244	7,373	7,171
Effect of dilutive securities Weighted average common stock options	661	-	512	-
Total weighted average stock and options outstanding	8,102	7,244	7,885	7,171
Diluted net income (loss) per common share	$ 0.11	($ 0.10)	$ 0.16	($ 0.08)

During the three months ended October 1, 2005 options to purchase 306,196 shares of common stock at a weighted average exercise price of $9.17 per share were not included in the computations of diluted net income per common share because the exercise price of the related options exceeded the average market price of the common shares. During the nine months ended October 1, 2005 options to purchase 488,832 shares at a weighted average exercise price of $8.32 were outstanding, but were not included in the computations of diluted net income per share because the exercise price of the related options exceeded the average market price of the common shares. During the three and nine months ended October 2, 2004, options to purchase 1,861,275 shares at a weighted average exercise price of $ 5.40 were outstanding, but were not included in the computations of diluted net loss per share because their effect was antidilutive. These options could dilute earnings per share in future periods.

6.	Business Segments

We operate in two reportable segments: the ophthalmology medical device segment and the dermatology medical device segment. In both segments, we develop, manufacture and market medical devices. Our revenues arise from the sale of consoles, delivery devices, disposables and service and support activities.

Information on reportable segments for the three and nine months ended October 1, 2005 and October 2, 2004 is as follows (in thousands):

	Three Months Ended October 1, 2005			Three Months Ended October 2, 2004

	Ophthalmology Medical Devices	Dermatology Medical Devices	Total	Ophthalmology Medical Devices	Dermatology Medical Devices	Total
Sales	$7,883	$1,198	$9,081	$7,193	$985	$8,178

Direct Cost of Goods Sold	2,461	465	2,926	2,641	717	3,358

Direct Gross Margin	5,422	733	6,155	4,552	268	4,820

Total Unallocated Costs			(5,281)			(6,147)

Pre-tax income (loss)			$874			$(1,327)

	Nine Months Ended October 1, 2005			Nine Months Ended October 2, 2004

	Ophthalmology Medical Devices	Dermatology Medical Devices	Total	Ophthalmology Medical Devices	Dermatology Medical Devices	Total

Sales	$21,764	$4,849	$26,613	$20,122	$3,557	$23,679

Direct Cost of Goods Sold	7,219	2,393	9,612	7,096	2,141	9,237

Direct Gross Margin	14,545	2,456	17,001	13,026	1,416	14,422

Total Unallocated Costs			(15,471)			(15,599)

Pre-tax income (loss)			$1,530			$(1,157)

Indirect costs of manufacturing, research and development, and selling, general and administrative costs are not allocated to the segments.

7.	Warrant to Purchase Common Stock

On July 5, 2005, in consideration for services performed under a recruiting contract, the Company issued a warrant to purchase 25,000 shares of the Company's common stock at an exercise price of $6.07 per share. The warrant is exercisable at any time and expires in July 5, 2008. The fair value of the warrants of  $87,000 was recorded as an expense for the nine month period ended October 1, 2005. The fair value of the warrant was calculated using the Black-Scholes pricing model with the following assumptions: divided yield 0 percent, contractual life of 3 years, risk free rates of  4.04 percent and volatility of  83 percent. At October 1, 2005, all the warrant remains outstanding.

The Company’s assets and liabilities are not evaluated on a segment basis. Accordingly, no disclosure on segment assets and liabilities is provided.

8.	Subsequent Events

In October 2005, the Company announced that it filed suit against Synergetics USA, Inc. for infringement of the IRIDEX Patent No. 5,085,492 entitled “Optical Fiber with Electrical Encoding” covering its laser probe technology. The suit seeks monetary damages as well as a permanent injunction against continued infringement by Synergetics for the sale of its Quick Disconnect laser probes and its Quick Disconnect Laser Probe Adapter.

9.	Recent Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which will replace SFAS No. 123 and supersede APB 25. SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123R, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25, but will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of earnings. SFAS No. 123R is effective at the beginning of fiscal 2006. We have not yet determined which fair-value method and transitional provision we will follow and have not yet determined the impact on our financial statements of SFAS No. 123R.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides guidance on the initial implementation of SFAS 123R. In particular, the statement includes guidance related to share-based payment awards for non-employees, valuation methods and selecting underlying assumptions such as expected volatility and expected term. SAB 107 also gives guidance on the classification of compensation expense associated with such awards and accounting for the income tax effects of those awards upon the adoption of SFAS 123R. We are currently assessing the guidance provided in SAB 107 in connection with the implementation of SFAS 123R.

In April 2005, the SEC announced the adoption of a new rule that amends the effective date of SFAS 123R. The effective date of the new standard under these new rules for our financial statements is January 1, 2006. Adoption of this statement is expected to have a significant impact on our financial statements as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan (“ESPP”) rather than disclose the impact on our net loss within our footnotes, as is our current practice. The full impact of SFAS 123R on our financial statements and related disclosures is still being evaluated by management but is expected to be material to our results of operations. Our actual share-based compensation expense in 2006 will be dependent on a number of factors, including the amount of awards granted and the fair value of those awards at the time of grant.

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

Results of Operations

The following table sets forth certain operating data as a percentage of sales for the periods indicated.

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	46.3%	57.6%	50.8%	55.7%
Gross profit	53.7%	42.4%	49.2%	44.3%
Operating expenses:
Research and development	12.9%	12.5%	11.8%	14.4%
Sales, general and administrative	32.9%	47.2%	33.2%	35.7%
Total operating expenses	45.8%	59.7%	45.0%	50.1%

Income (loss) from operations	7.9%	(17.2)%	4.2%	(5.8)%
Interest and other income, net	1.7%	1.0%	1.5%	0.9%
Income (loss) before income taxes	9.6%	(16.2)%	5.7%	(4.9)%
(Provision for) benefit from income taxes	0.0%	7.4%	(0.9%)	2.3%
Net income (loss)	9.6%	(8.8)%	4.8%	(2.6)%

The following table sets forth for the periods indicated the amount of sales for our operating segments and sales as a percentage of total sales.

	Three Months Ended				Nine Months Ended

	October 1, 2005		October 2, 2004		October 1, 2005		October 2, 2004

	Amount	Percentage of total sales	Amount	Percentage of total sales	Amount	Percentage of total sales	Amount	Percentage of total sales

Domestic	$5,787	63.7%	$5,161	63.1%	$16,438	61.8%	$14,162	59.8%

International	3,294	36.3%	3,017	36.9%	10,175	38.2%	9,517	40.2%

Total	9,081	100.0%	8,178	100.0%	26,613	100.0%	23,679	100.0%

Ophthalmology:

Domestic	4,733	52.1%	4,541	55.5%	12,481	46.9%	11,964	50.5%

International	3,150	34.7%	2,652	32.4%	9,283	34.9%	8,157	34.5%

Total	7,883	86.8%	7,193	87.9%	21,764	81.8%	20,121	85.0%

Dermatology:

Domestic	1,054	11.6%	620	7.6%	3,957	14.9%	2,198	9.3%

International	144	1.6%	365	4.5%	892	3.3%	1,360	5.7%

Total	$1,198	13.2%	$985	12.1%	$4,849	18.2%	$3,558	15.0%

Ophthalmology Sales

Ophthalmology sales increased 9.6% to $7.9 million for the three months ended October 1, 2005 from $7.2 million for the three months ended October 2, 2004. For the nine months ended October 1, 2005, ophthalmology sales increased 8.2% to $21.8 million from $20.1 million for the nine months ended October 2, 2004. For the three month period ended October 1, 2005, domestic ophthalmology sales increased 4.2% to $4.7 million from $4.5 million for the three months ended October 2, 2004 due to approximately $0.1 million in increased unit sales of laser consoles and a $0.1 million increase in unit sales of delivery devices. Domestic ophthalmology sales increased 4.3% for the nine months ended October 1, 2005 to $12.5 million from $12.0 million for the nine months ended October 2, 2004 due to a $0.7 million increase in unit sales of laser consoles (primarily to our OEM ophthalmology customers) and service revenue offset by a $0.2 million decrease in unit sales of delivery devices. International ophthalmology sales increased 18.8% to $3.2 million for the three months ended October 1, 2005 from $2.7 million for the three months ended October 2, 2004. The increase in international ophthalmology sales during this period was due to a $0.4 million increase in unit sales of laser consoles and a $0.1 million increase in unit sales of delivery devices. For the nine months ended October 1, 2005, international ophthalmology sales increased 13.8% to $9.3 million from $8.2 million for the nine months ended October 2, 2004 due to a $0.8 million increase in unit sales of laser consoles and service and a $0.3 million increase in unit sales of delivery devices.

Dermatology Sales

Primarily based on strong domestic sales of our dual-wave length VariLite laser, introduced in late 2004, dermatology sales increased 21.6% to $1.2 million for the three months ended October 1, 2005 from $1.0 million for the three months ended October 2, 2004. For the nine months ended October 1, 2005 dermatology sales increased 36.3% to $4.8 million from $3.6 million for the nine months ended October 2, 2004. Domestic dermatology sales increased 70.0% to $1.1 million for the three month period ended October 1, 2005 from $0.6 million for the comparable prior year three month period due primarily to a $0.4 million increase in unit sales of laser consoles. For the nine months ended October 1, 2005 domestic dermatology sales increased 80.0% to $4.0 million from $2.2 million due to a $1.8 million increase in unit sales of laser consoles and domestic dermatology service revenue. International dermatology sales for both the three and nine month periods ended October 1, 2005 decreased primarily as a result of the level of sales in 2004 associated with our hair removal laser on which we offered decreased average selling prices based on our decision to discontinue the product. Specifically, international dermatology sales decreased 60.5% to $0.1 million for the three months ended October 1, 2005 from $0.4 million for the three months ended October 2, 2004 primarily due to a $0.2 million decrease in unit sales of our hair removal laser consoles and a $0.1 million decrease in service revenue. For the nine months ended October 1, 2005, international dermatology sales decreased 34.4% to $0.9 million from $1.4 million due to a $0.9 million decrease in unit sales of our discontinued hair removal laser offset by an increase of $0.4 million in unit sales of other laser consoles. Dermatology procedures are typically elective procedures that are deferred by patients in difficult economic times. See “-Factors that May Affect Future Results - Our Business Has Been Adversely Impacted by the Worldwide Economic Slowdown and Related Uncertainties.”

Gross Profit. Our gross profit increased by $1.4 million to $4.9 million for the three month periods ended October 1, 2005 compared to $3.5 million for the three months ended October 2, 2004. Gross profit as a percentage of sales for the three months ended October 1, 2005 increased to 53.7% from 42.4% for the comparable prior year three month period. The improvement in our gross margin was fueled in particular by atypically high gross margins on certain non-recurring domestic OEM ophthalmology products. The total 11.2% increase in gross profit as a percentage of sales during this period included an increase of 8.0% relating to lower product costs including product mix (such as the mix impact of the OEM ophthalmology products), inventory reserves and warranty charges as well as an increase of 3.7% due to lower manufacturing overhead spending offset by a 0.5% decrease due to reduced average selling prices. For the nine months ended October 1, 2005, gross profit increased by $2.6 million to $13.1million from $10.5 million for the nine months ended October 2, 2004. Gross profit as a percentage of sales for the nine months ended October 1, 2005 increased to 49.2% from 44.3%. The total 4.9% increase in gross profit as a percentage of sales related to an increase of 2.9% associated with decreased manufacturing spending as a percent of sales, an increase of 2.8% due to lower product costs including product mix and the change in inventory reserves and warranty charges offset by an increase of 0.8% for lower average selling prices. While we believe in the next few years that we can achieve the type of operating efficiencies necessary to consistently reach the level of gross margin reported as of October 1, 2005, we expect margins for the next year or so to be below the atypically high level achieved for the third quarter of fiscal year 2005.  Although increasing competition has continued to result in a downward trend in average selling prices for some products, we intend to continue our efforts to reduce the cost of components and manufacturing and thereby mitigate the impact of price reductions on our gross profit. In addition, as we evaluate gross margins on each of our product lines, we may choose to place greater focus on product lines with better margins. See “-Factors That May Affect Future Results - If We Cannot Increase Our Sales Volumes, Reduce Our Costs or Introduce Higher Margin Products to Offset Anticipated Reductions in the Average Unit Selling Price of our Products, Our Operating Results May Suffer.” We expect our gross profit margins to continue to fluctuate due to changes in the relative proportions of domestic and international sales, mix of sales of existing products, pricing, product costs and a variety of other factors. See “-Factors That May Affect Future Results - Our Operating Results May Fluctuate from Quarter to Quarter and Year to Year.”

Research and Development. Our research and development expenses increased by 14.3% to $1.2 million for the three months ended October 1, 2005 from $1.0 million for the three months ended October 2, 2004. Research and development expenses increased as a percentage of sales to 12.9% for the three months ended October 1, 2005 from 12.5% for the comparable prior year three-month period. The increase in research and development expense in absolute dollars and as a percentage of sales for the three month period ended October 1, 2005 was due primarily to increased spending on engineering projects and associated consulting costs of $0.2 million. For the nine months ended October 1, 2005 research and development expenses decreased 8.1% to $3.1 million from $3.4 million for the nine months ended October 2, 2004. As a percentage of sales, research and development expense decreased to 11.8% for the nine months ended October 1, 2005 from 14.4% for the nine months ended October 2, 2004. The decrease in research and development expense in absolute dollars and as a percentage of sales for the nine month period ended October 1, 2005 was due primarily to $0.3 million in decreased spending on engineering projects associated with the release of the VariLite and IQ810 products in 2004.

Sales, General and Administrative. Our sales, general and administrative expenses decreased by 22.4% to $3.0 million for the three months ended October 1, 2005 from $3.9 million for the three months ended October 2, 2004. As a percentage of sales, sales, general and administrative expenses decreased to 32.9% for the three months ended October 1, 2005 from 47.2% for the comparable prior year three-month period. The decrease in sales, general and administrative expense in absolute dollars and as a percentage of sales for the three month period ended October 1, 2005 as compared to the three month period ended October 2, 2004 was due primarily to a one time charge of $1.2 million for sales tax as well as a $0.3 million increase in the allowance for doubtful accounts in the third quarter of fiscal 2004 offset by $0.6 million in increased selling, general and administrative spending in the third quarter of fiscal 2005. The $0.6 million increase in selling, general and administrative expense related mainly to $0.3 million in increased selling expenses associated primarily with increased headcount and expenses associated with increased revenue, the accrual of bonus for 2005 as well as $0.1 million in increased general and administrative costs. For the nine months ended October 1, 2005 sales, general and administrative expense increased 4.7% to $8.9 million from $8.5 million for the nine months ended October 2, 2004. As a percentage of sales, sales, general and administrative expense decreased to 33.2% for the nine months ended October 1, 2005 from 35.7% for the nine months ended October 2, 2004. The increase in sales, general and administrative expense in absolute dollars was due to net increases in spending for sales of $0.3 million and marketing of $0.3 million offset by a net decrease in general and administrative spending of $0.2 million. The increase in selling expense included $0.6 million in increased spending primarily for increased headcount and expenses associated with increased revenue offset by a $0.3 million increase in the third quarter of fiscal 2004 to the allowance for doubtful accounts. The $0.3 million increase in marketing expense was associated with increased spending on marketing programs. The net decrease in general and administrative expense of $0.2 million included a decrease of $1.2 million representing a one-time charge for sales tax offset by increased general and administrative spending of $1.0 million due to increased recruiting and headcount costs mainly for our new CEO, increased consulting fees associated with preparation for Sarbanes-Oxley 404 compliance, increased legal and other administrative spending. The decrease in sales, general and administrative expense as a percentage of sales for the nine months ended October 1, 2005 was based mainly on the increase in selling, general and administrative expense relative to the level of increased revenue during that period.

Interest and Other Income, net. For the three months ended October 1, 2005 we had net other income of $157,000 as compared with net other income of $ 83,000 for the three months ended October 2, 2004. For the nine months ended October 1, 2005, net other income was $413,000 as compared with $212,000 for the nine months ended October 2, 2004. The change in net other income for both the three and nine month periods was due primarily to increased interest rates and to increased cash, cash equivalents and available for sale securities.

Income Taxes. The effective income tax rates for both the three and nine month periods ending October 1, 2005 and October 2, 2004 were lower than the Federal and State combined statutory rate of 40% because of certain tax benefits associated with tax credits for research and development activities and due to the adjustment of certain tax reserves following the expiration of Federal and State statutes of limitations.

Liquidity and Capital Resources

At October 1, 2005, our primary sources of liquidity included cash and cash equivalents and available-for-sale securities in the aggregate amount of $20.1 million. In addition, we have available $4 million under our unsecured line of credit which bears interest at the bank’s prime rate and expires in October 2006. As of October 1, 2005, no borrowings were outstanding under this credit facility. We expect to renew the line of credit in October 2006, assuming that the terms continue to be acceptable.

During the nine months ended October 1, 2005, operating activities provided $1.7 million of cash. The primary sources of cash from operating activities included net income of $1.3 million, a decrease in net accounts receivable of $0.5 million, an increase in deferred revenue of $0.3 million, depreciation of $0.3 million, the valuation of warrants for $0.1 million and a decrease in prepaid expenses of $0.1 million offset by uses of cash which included a $0.5 million decrease in accrued expenses and an increase in net inventory of $0.4 million. The decrease in accounts receivable resulted primarily from continued focus on collection efforts. The increase in deferred revenue related primarily to increased extended service contracts and to advanced payment on revenue. The decrease in accrued expenses was due mainly to payment of state sales taxes. The increase in net inventory was associated with new product introductions.

Investing activities used $1.7 million in cash and cash equivalents during the nine months ended October 1, 2005, primarily due to net purchases of available for sale securities of $1.4 million and by purchases of fixed assets of $0.3 million.

Net cash provided by financing activities during the nine months ended October 1, 2005 was $0.7 million which consisted of the issuance of common stock under employee option plans and the employee stock purchase plan.

We believe that, based on current estimates, our cash, cash equivalents and available-for-sale securities together with cash generated from operations and our credit facility will be sufficient to meet our anticipated cash requirements for at least the next 12 months. Our liquidity could be negatively affected by a decline in demand for our products, the need to invest in new product development or reductions in spending by our customers as a result of the continuing economic downturn or other factors. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us. See “-Factors That May Affect Future Results - We May Need Additional Capital, which May Not Be Available, and Our Ability to Grow May Be Limited as a Result.”

In December 1998, we instituted a stock repurchase program whereby up to 150,000 shares of our common stock may be repurchased in the open market. To date, we have purchased 103,000 shares of our common stock under this program. We have utilized all of the reacquired shares for reissuance in connection with employee stock programs. No shares were repurchased during the three months ended October 1, 2005. There are no plans to repurchase additional shares as the stock repurchase program has been discontinued in 2005.

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

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which will replace SFAS No. 123 and supersede APB 25. SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123R, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25, but will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of earnings. SFAS No. 123R is effective at the beginning of fiscal 2006. We have not yet determined which fair-value method and transitional provision we will follow and have not yet determined the impact on our financial statements of SFAS No. 123R.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides guidance on the initial implementation of SFAS 123R. In particular, the statement includes guidance related to share-based payment awards for non-employees, valuation methods and selecting underlying assumptions such as expected volatility and expected term. SAB 107 also gives guidance on the classification of compensation expense associated with such awards and accounting for the income tax effects of those awards upon the adoption of SFAS 123R. We are currently assessing the guidance provided in SAB 107 in connection with the implementation of SFAS 123R.

In April 2005, the SEC announced the adoption of a new rule that amends the effective date of SFAS 123R. The effective date of the new standard under these new rules for our financial statements is January 1, 2006. Adoption of this statement is expected to have a significant impact on our financial statements as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan (“ESPP”) rather than disclose the impact on our net loss within our footnotes, as is our current practice. The full impact of SFAS 123R on our financial statements and related disclosures is still being evaluated by management but is expected to be material to our results of operations. Our actual share-based compensation expense in 2006 will be dependent on a number of factors, including the amount of awards granted and the fair value of those awards at the time of grant.

Factors That May Affect Future Results

We Rely on Continued Market Acceptance of Our Existing Products and Any Decline in Sales of Our Existing Products Would Adversely Affect Our Business and Results of Operations. We currently market visible and infrared light semiconductor-based photocoagulator medical laser systems to the ophthalmic and dermatology market. We believe that continued and increased sales, if any, of these medical laser systems is dependent upon a number of factors including the following:

▪	Product performance, features, ease of use, scalability and durability;

▪	Recommendations by and opinions of ophthalmologists, dermatologists, other clinicians, plastic surgeons and their associated opinion leaders, including study outcomes;

▪	Price of our products and prices of competing products and technologies;

▪	Availability of competing products, technologies and alternative treatments;

▪	Willingness of ophthalmologists and dermatologists to convert to semiconductor-based or infrared laser systems from alternative technologies; and

▪	Level of reimbursement for treatments administered with our products.

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

We Face Strong Competition in Our Markets and Expect the Level of Competition to Grow in the Foreseeable Future. Competition in the market for devices used for ophthalmic and dermatology treatment procedures is intense and is expected to increase. Our competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. Our principal competitors in ophthalmology are Carl Zeiss, Inc., Alcon, Nidek, Inc., Lumenis Ltd. and Synergetics. All of these companies currently offer a competitive semiconductor-based laser system to be used in the ophthalmology market. Also within ophthalmology pharmaceutical alternative treatments for AMD such as Visudyne (Novartis), Macugen (Eyetech) and Genentech (Lucentis) compete rigorously with traditional laser procedures. Our principal competitors in dermatology are Laserscope, Palomar Technologies, Candela Corporation, Lumenis Ltd and Syneron. Some competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. Some companies also have greater name recognition than we do and long-standing customer relationships. In addition to other companies that manufacture photocoagulators, we compete with pharmaceuticals, other technologies and other surgical techniques. Some medical companies, academic and research institutions, or others, may develop new technologies or therapies that are more effective in treating conditions targeted by us or are less expensive than our current or future products. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

Our Future Success Depends on Our Ability to Develop and Successfully Introduce New Products and New Applications. Our future success is dependent upon, among other factors, our ability to develop, obtain regulatory approval or clearance of, manufacture and market new products. In the first nine months of 2005, we released six endo ocular probes, three stepped EndoProbe, and one straight EndoProbe. In October 2004, we introduced two new laser products, the IQ810 in ophthalmology and the VariLite in dermatology. In May 2004, we introduced a new type of illuminating EndoProbe. In June 2003 we began shipment of two new products; a 50 micron slit lamp adaptor and a 25 gauge single-use EndoProbe. In October 2002, we announced the introduction of a number of new products, specifically the OcuLight Symphony multi-wavelength laser delivery system, an expanded EndoProbe product line and a 5 mm Large Spot Slit Lamp Adapter. We also announced the Millennium Endolase module in 2002, which we manufacture to be included in Bausch & Lomb’s Millennium Microsurgical System. Successful commercialization of these and other new products and new applications will require that we effectively transfer production processes from research and development to manufacturing and effectively coordinate with our suppliers. In addition, we must successfully sell and achieve market acceptance of new products and applications and enhanced versions of existing products. The extent of, and rate at which, market acceptance and penetration are achieved by future products is a function of many variables, which include, among other things, price, safety, efficacy, reliability, marketing and sales efforts, the development of new applications for these products, the availability of third-party reimbursement of procedures using our new products, the existence of competing products and general economic conditions affecting purchasing patterns. Our ability to market and sell new products may also be subject to government regulation, including approval or clearance by the United States Food and Drug Administration, or FDA, and foreign government agencies. Any failure in our ability to successfully develop and introduce new products or enhanced versions of existing products and achieve market acceptance of new products and new applications could have a material adverse effect on our operating results and would cause our net revenues to decline.

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

We Depend on Sales of Our Ophthalmology Products for a Significant Portion of Our Operating Results. We derive, and expect to continue to derive, a large portion of our revenue and profits from sales of our ophthalmology products. For the three months ended October 1, 2005 our ophthalmology sales were $7.9 million or 86.8% of total sales. For the nine months ended October 1, 2005, our ophthalmology sales were $21.8 million or 81.8% of total sales. We anticipate that sales of our ophthalmology products will continue to account for a significant portion of our revenues in the foreseeable future as we continue to introduce new ophthalmology products, such as the new stepped and endo ocular probes introduced in the second quarter of 2005.

We Depend on International Sales for a Significant Portion of Our Operating Results. We derive, and expect to continue to derive, a large portion of our revenue from international sales. For the three months ended October 1, 2005, our international sales were $3.3 million or 36.3% of total sales. For the nine months ended October 1, 2005, our international sales were $10.2 million or 38.2% of total sales. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. None of our international revenues and costs has been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. The factors stated above could have a material adverse effect on our business, financial condition or results of operations. Our international operations and sales are subject to a number of other risks including:

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

We Rely on Our Direct Sales Force and Network of International Distributors to Sell Our Products and any Failure to Maintain Our Direct Sales Force and Distributor Relationships Could Harm Our Business. Our ability to sell our products and generate revenue depends upon our direct sales force within the United States and relationships with independent distributors outside the United States. As of October 1, 2005 our direct sales force consisted of 14 employees with 4 additional open positions and we maintained relationships with 73 independent distributors internationally who sell our products into 107 countries. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are entirely dependent on the efforts of these third parties. If any distributor breaches or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory would be adversely affected.

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

We are Dependent on the Successful Outcome of Clinical Trials of Our Products and New Applications Using Our Products. Our success will depend in part on the successful outcome of clinical trials of our products and new applications using our products. Clinical trials are long, expensive and uncertain processes. We have supported several clinical trials, including, for example, the TTT4CNV clinical trial. The TTT4CNV clinical trial is a physician initiated multi-center, prospective, double-masked, placebo-controlled, randomized trial conducted at 22 centers in the United States. This is a clinical trial performed within the FDA cleared indications of the OcuLight SLx and is being conducted to determine whether TTT laser treatment using our OcuLight SLx infrared laser system and Large Spot Slit Lamp Adapter can reduce the risk of vision loss for patients with wet age-related macular degeneration (“wet AMD”) compared to a randomized control, which should reflect the natural history of the disease. In June 2003, we announced the publication of two additional clinical studies, which also support the effectiveness of TTT for the treatment of wet AMD. Both studies were prospective, non-randomized, non-masked case series that were performed using our OcuLight SLx laser and Large Spot Size Slit Lamp Adapter. In October 2004, we announced that the preliminary visual outcome data in the intent-to-treat evaluation showed that TTT, as applied in the TTT4CNV trial, showed favorable trends but overall did not demonstrate a significant beneficial effect relative to sham treatments and announced that further subgroup analysis would be conducted. Since that time, results of subgroup analysis has demonstrated a statistically significant benefit in a subgroup of patients with baseline visual acuity of 20/100 or worse. Within the TTT4CNV Clinical trial, about 41% of the patients enrolled had baseline vision of 20/100 or worse. Specifically, at 12 months following treatment 23% of TTT treated eyes improved vision by one or more lines and 14% of TTT treated eyes improved vision by three or more lines compared with none of the eyes in the placebo treated control group. Furthermore, at 18 months, there was a 2 line benefit in preserving vision in this subgroup when compared to placebo treated eyes. Specifically, TTT treated eyes on average lost 2 lines of visual acuity while placebo treated eyes lost 4 lines. Any impact on laser sales related to these trial results may take a number of years. If the future results of any clinical trial regarding our products fails to demonstrate improved outcomes of treatment using our products, our ability to generate revenues from new products or new applications using our products would be adversely affected.

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

Our Operating Results May Fluctuate from Quarter to Quarter and Year to Year. Our sales and operating results may vary significantly from quarter to quarter and from year to year in the future. Our operating results are affected by a number of factors, many of which are beyond our control. Factors contributing to these fluctuations include the following:

•	General economic uncertainties and political concerns;

•	The timing of the introduction and market acceptance of new products, product enhancements and new applications;

•	Changes in demand for our existing line of dermatology and ophthalmic products;

•	The cost and availability of components and subassemblies, including the ability of our sole or limited source suppliers to deliver components at the times and prices that we have planned;

•	Our ability to maintain sales volumes at a level sufficient to cover fixed manufacturing and operating costs;

•	Fluctuations in our product mix between dermatology and ophthalmic products and foreign and domestic sales;

•	The effect of regulatory approvals and changes in domestic and foreign regulatory requirements;

•	Introduction of new products, product enhancements and new applications by our competitors, entry of new competitors into our markets, pricing pressures and other competitive factors;

•	Our long and highly variable sales cycle;

•	Changes in the prices at which we can sell our products;

•	Changes in customers’ or potential customers’ budgets as a result of, among other things, reimbursement policies of government programs and private insurers for treatments that use our products; and

•	Increased product development costs.

•	Legal costs associated with litigation, in particular the law suit filed against Synergetics USA, Inc. for infringement of IRIDEX Patent No. 5,085,492.

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

We Depend on Collaborative Relationships to Develop, Introduce and Market New Products, Product Enhancements and New Applications. We depend on both clinical and commercial collaborative relationships to develop, introduce and market new products, product enhancements and new applications. We have entered into collaborative relationships with academic medical centers and physicians in connection with the research and development and clinical testing of our products. Commercially, we currently collaborate with Bausch & Lomb to design and manufacture a solid-state green wavelength (532 nm) laser photocoagulator module, called the Millennium Endolase module. The Millennium Endolase module is designed to be a component of Bausch & Lomb’s ophthalmic surgical suite product offering and is not expected to be sold as a stand-alone product. Sales of the Millennium Endolase module are dependent upon the actual order rate from and shipment rate to Bausch & Lomb, which depends on the efforts of our partner and is beyond our control. We cannot assure you that our relationship with Bausch & Lomb will result in further sales of our Millennium Endolase module. We also collaborated with Miravant Medical Technologies, a maker of photodynamic drugs, on a device that emits a laser beam to activate a photodynamic drug developed by Miravant for the treatment of wet AMD. In January 2002, Miravant announced that the top line results of their Phase III clinical trial indicated that PHOTREX, the photodynamic drug developed, did not meet the primary efficacy endpoint in the study population. As we could not be assured that PHOTREX would be timely or successfully pursued through clinical trials by Miravant, we charged to expense in the fourth quarter of 2001, $0.3 million of inventory related to the OcuLight 664, the laser used by Miravant in the Phase III clinical trials. Miravant has since received an approvable letter from the FDA for PHOTREX with conditions for final marketing approval which includes a request for an additional confirmatory clinical trial. Miravant has recently started those clinical trials requested by the FDA. Our OcuLight 664 activation laser has been exclusively used in this application and is included in the FDA trials. We are the exclusive provider of the OcuLight 664 activation laser used in this application. Successful commercialization of this product will depend, among other things, on the results of the confirmatory clinical trial, acceptance of this product and Miravant’s ability to successfully market and sell this therapy. The failure of any current or future clinical or commercial collaboration relationships could have a material adverse effect on our ability to introduce new products or applications and therefore could have a material adverse effect on our business, results of operations and financial condition.

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

We Rely on Patents and Proprietary Rights to Protect our Intellectual Property and Business. Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued fifteen United States patents and five foreign patents on the technologies related to our products and processes. We have approximately six pending patent applications in the United States and five foreign pending patent applications that have been filed. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. In October 2005, the Company announced that it filed suit against Synergetics USA, Inc. for infringement of the IRIDEX Patent No. 5,085,492 entitled “Optical Fiber with Electrical Encoding” covering its laser probe technology. The suit seeks monetary damages as well as a permanent injunction against continued infringement by Snergetics for the sale of its Quick Disconnect laser probes and its Quick Disconnect Laser Probe Adapter.

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

Changes in Accounting Rules for Stock-Based Compensation Will Adversely Affect Our Operating Results, Our Stock Price and Our Competitiveness in the Employee Marketplace. We have a history of using employee stock options and other stock-based compensation to hire, motivate and retain our workforce. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” which will require us, commencing for the fiscal year ending December 31, 2005, to measure compensation costs for all stock-based compensation (including stock options and our employee stock purchase plan) at fair value and to recognize these costs as expenses in our statement of operations. The recognition of these expenses in our statements of operations will result in lower earnings per share, which could negatively impact our future stock price. In addition, if we reduced or altered our use of stock-based compensation to minimize the recognition of these expenses, our ability to recruit, motivate and retain employees may be impaired, which could put us at a competitive disadvantage in the employee marketplace.

Compliance with Internal Controls Evaluations and Attestation Requirements. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning in fiscal 2007, to perform an evaluation of our internal controls over financial reporting and have our auditor publicly attest to such evaluation. We have prepared an internal plan of action for compliance, which includes a timeline and scheduled activities, although as of the date of this filing we have not yet prepared the evaluation. Compliance with these requirements is expected to be expensive and time-consuming. If we fail to timely complete this evaluation, or if our registered independent public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

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

Interest Rate Risk. We are subject to interest rate risks on cash and cash equivalents, available-for-sale marketable securities and any future financing requirements. Interest rate risks related to marketable securities are managed by managing maturities in our marketable securities portfolio. We have no long-term debt as of October 1, 2005.

The fair value of our investment portfolio or related income would not be significantly impacted by changes in interest rates since the marketable securities maturities do not exceed a term of 12 - 14 months.

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
In October 2005, the Company announced that it filed suit against Synergetics USA, Inc. for infringement of the IRIDEX Patent No. 5,085,492 entitled “Optical Fiber with Electrical Encoding” covering its laser probe technology. The suit seeks monetary damages as well as a permanent injunction against continued infringement by Snergetics for the sale of its Quick Disconnect laser probes and its Quick Disconnect Laser Probe Adapter.

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

IRIDEX Corporation
(Registrant)

Date: November 15, 2005	By:	/s/ Larry Tannenbaum
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