Form 10-K
period 2005-12-31
IRIDEX CORP
filed 2006-04-03
CIK 1006045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2005
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
Common Stock, par value $0.01 per share

     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting common equity held by non-affiliates of the Registrant was approximately $ 28,736,448, as of July 2, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price reported for such date on the NASDAQ National Market System. The registrant did not have any non-voting common equity outstanding. For purposes of this disclosure, shares of common stock held by each executive officer and director and by each holder of 5% or more of the outstanding shares of common stock have been excluded from this calculation, because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     As of March 23, 2006, Registrant had 7,615,618 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
     Certain parts of the Proxy Statement for the Registrant’s 2006 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
     This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to levels of future sales and operating results; actual order rate and market acceptance of our products; opportunities in the adjunctive visualization systems market and our efforts to provide total disease management solutions; expectations for future sales growth, generally, including expectations of additional sales from our new products and new applications of our existing products; leveraging our core business and increasing recurring revenues; broadening our product lines through product innovation; our marketing programs, generally, including Valued IRIDEX Partner Program; the innovation potential for production cost decreases and higher gross estimate of the size of our markets; levels of future investment in research and development efforts; our ability to develop and introduce new products through strategic alliances, OEM relationships and acquisitions; results of clinical studies and risks associated with bringing new products to market, general economic conditions and levels of international sales. In some cases, forward-looking statements can be identified by terminology, such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. The reader is strongly urged to read the information contained under the captions “Part I, Item 1, Business,” and “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Results” in this Annual Report on Form 10-K for a more detailed description of these significant risks and uncertainties. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-K. We undertake no obligation to update such forward-looking statements to reflect events or circumstances occurring after the date of this report.
Item 1. Business
General
     IRIDEX Corporation is a leading worldwide provider of therapeutic based laser systems and delivery devices used to treat eye diseases in ophthalmology and skin conditions in dermatology (also referred to as aesthetics). Our products are sold in the United States predominantly through a direct sales force and internationally through 77 independent distributors into 107 countries. Total product sales in 2005, 2004 and 2003 were $37.0 million, $32.8 million and $31.7 million respectively, which generated a net income (loss) from continuing operations for those corresponding years of $1,671,000, ($402,000) and $371,000.
     Our ophthalmology products are used in the treatment of serious eye diseases, including the three leading causes of irreversible blindness, age-related macular degeneration (AMD), diabetic retinopathy and glaucoma. In addition, our ophthalmology products are often used in vitrectomy procedures (proliferative diabetic retinopathy, macular holes, retinal tears and detachments) which are generally performed in the operating room and requires a disposable single use laser probe (EndoProbe) to deliver the light to the back of the eye. The current family of OcuLight laser systems, which accounts for the majority of our revenues, is used for ophthalmic applications primarily in operating rooms, clinics and doctors’ offices includes the IRIS Medical IQ810 Laser System, the OcuLight Symphony (Laser Delivery System), OcuLight SL, OcuLight SLx, OcuLight GL and OcuLight GLx laser photocoagulation systems. Our ophthalmology products contributed $30.7 million, $27.8 million and $26.2 million to our total revenues in 2005, 2004 and 2003, respectively.

     Our dermatology products treat skin conditions, primarily vascular and pigmented lesions and remove unwanted hair. Our dermatology laser systems include the DioLite XP, DioLite 532 and the VariLite Dual Wavelength Laser systems. In 2005, we discontinued selling the Apex hair removal laser system. Our dermatology products are primarily used in the practitioner’s office and contributed $6.4 million, $5.1 million and $5.5 million to our total revenues in 2005, 2004 and 2003, respectively.
     Each ophthalmic and dermatology laser system consists of a small, portable laser console and delivery devices. While dermatologists almost always use our laser systems in their offices, ophthalmologists use our laser systems in hospital operating rooms (OR), ambulatory surgical centers (ASC) and their offices. In the OR and ASC, ophthalmologists use our laser with either an indirect laser ophthalmoscope (LIO) or a disposable, single use EndoProbe. Our business includes a recurring revenue component which includes the sales of the disposable, single use laser probes, EndoProbes, combined with the repair, servicing and extended warranty protection for our laser systems. Since our first shipment in 1990, more than 7,775 IRIDEX medical laser systems have been sold worldwide.
     IRIDEX Corporation was incorporated in California in February 1989 as IRIS Medical Instruments, Inc. In 1996, we changed our name to IRIDEX Corporation and reincorporated in Delaware. Our executive offices are located at 1212 Terra Bella Avenue, Mountain View, California 94043-1824, and our telephone number is (650) 940-4700. We can also be reached at our website at www.iridex.com, however, the information on, or that can be accessed through, our website is not part of this report. As used in this Annual Report on Form 10-K, the terms “Company,” “IRIDEX,” “we,” “us” and “our” refer to IRIDEX Corporation, a Delaware corporation, and, when the context so requires, our wholly owned subsidiaries, IRIS Medical Instruments, Inc. and Light Solutions Corporation, both California corporations.
The IRIDEX Strategy
     We are one of the worldwide leaders in developing, manufacturing, marketing, selling and servicing innovative medical laser systems. We have three key elements in our strategy: 1) leveraging our core business and increasing recurring revenues, 2) broadening our product lines through product innovation, and 3) developing new market opportunities through strategic alliances, OEM relationships and acquisitions:
     1. Leverage our Core Business and Increase Recurring Revenues. We believe that we can continue to grow our current installed base of more than 7,775 IRIDEX laser systems worldwide. With the initiatives of our expanded sales and marketing team, we expect to grow the current product offering by double digit growth in laser systems, delivery devices and disposables. Despite the fact that the majority of our sales are a replacement market, the features of our laser systems and new innovations will allow us to increase our market share.
     Our business includes a recurring revenue component which includes the sale of our disposable, single use laser probes, EndoProbes, combined with the repair, servicing and extended warranty protection for our laser systems. In 2005 recurring revenues were 36% of the overall business up from 33% in 2004. With our new sales and marketing programs, we believe that there is an opportunity to significantly increase our recurring revenues over the next several years. Our new sales programs include an increase in the number of our domestic area sales managers from 6 to 10 focused on the entire ophthalmic product offering and their incentive plan is more focused on the recurring revenue opportunity. Our new U.S. marketing programs include a VIP (Valued IRIDEX Partner) program which allows customers to access additional IRIDEX products through a contractual arrangement on the purchase of disposable laser probes. During the past two years, we have introduced many different types of EndoProbes into the market, including our stepped, intuitive and illuminating probes.
     When a customer purchases our laser system, a warranty is included. In addition, we market extended warranty protection plans which can be purchased at the time of original acquisition or after the expiration of the warranty. We also repair products out of warranty under a program which allows our customer to obtain a laser overnight while their unit is returned for repair. The customer is charged normal and reasonable charges for these services.
     2. Broaden Product Lines through Product Innovation. One of our core strengths has been our regular introduction of new laser systems, delivery devices and product upgrades to enhance the benefits of our laser systems. We attempt to leverage our existing products and technology when developing new products. In 1997, we introduced the DioLite 532, based on the same visible (green) light technology as the OcuLight GL, for the dermatology market. In 1998, we introduced the OcuLight GLx, a new version of the OcuLight GL, with increased power and delivery device capability. In October 1999, we introduced the next generation of OcuLight SLx, which offers added features to our OcuLight SL, such as LongPulse and MicroPulse operating modes. These features enable the OcuLight SLx to perform the latest in clinical infrared applications. In October 2000, we introduced the EasyFit family of portable slit lamp adapters (or SLAs), which allow for improved viewing clarity of the retina by the physician. In 2001, we introduced the Apex 800, a high powered infrared laser for hair removal for the dermatology market. In October 2002, we introduced the OcuLight Symphony Laser Delivery System which combines the clinical versatility and convenience of infrared and visible photocoagulation consoles into one delivery device. We also introduced an expanded EndoProbe product line and a 5 millimeter Large Spot Slit Lamp Adapter. In December 2002, we commenced shipment of the Millennium Endolase module, which we manufacture to be included in Bausch & Lomb’s Millennium Microsurgical System. In 2003, we introduced a 50 micron spot slit lamp adapter, the smallest spot size diameter available on IRIDEX slit lamp adapters. In addition, in 2003 and the first quarter of 2004, we introduced four additions to our Endoprobe product line. In 2004, we launched a new, menu driven infrared platform for ophthalmology, the IQ810, designed to allow easier physician access to a variety of advanced laser energy delivery modes used to perform Minimum Intensity Photocoagulation (MIP) procedures. The IQ810 platform also includes some new delivery devices such as IQ Slit Lamp Adapter with Fiber Check and accessories such as the SmartControl footswitch and remote control. For the dermatology market, we introduced the VariLite, a dual wavelength laser in the fourth quarter of 2004 that offers both high power 532 nm and 940 nm wavelengths for added clinical versatility and convenience for the physician. In 2005, we continued to expand our disposable EndoProbe product line with new designs in stepped probes, intuitive probes and illuminating probes. In 2005, we also launched the DioLite XP laser which is a high power 532 nm wavelength laser and ScanLite XP scanner for dermatological applications. The DioLite XP laser offers increased power to optimize clinical performance. The ScanLite XP scanner offers a large scan area. The combination of high power and large scan size allows physicians to optimize treatments while covering twice the treatment area in half the time. The characteristics of these new products since 1997 are similar to those which have made our previous products successful, such as low cost ownership, reliability and portability. We intend to continue our investment in research and product innovation to improve the performance of our systems and broaden our product offerings. We also intend to develop innovative technologies which can address the customer needs of the ophthalmic and dermatology markets.
     3. Develop New Market Opportunities Through Strategic Alliances, OEM Relationships and Acquisitions. Based upon our core competencies, we intend to establish strategic alliances and/or OEM relationships in order to bring new products to market which can help improve gross margins. As an example, in October 2002, we announced our collaboration with Bausch & Lomb to design and manufacture a solid-state green light laser photocoagulator module called the Millennium Endolase module. The Millennium Endolase module is designed to be a component of Bausch & Lomb’s ophthalmic surgical suite product offering and is not designed to be sold as a stand-alone product. We intend to pursue additional strategic alliances and OEM relationships in medical segments other than ophthalmology and dermatology. Our targets will be companies that currently serve medical markets in which our technology can be utilized. This would allow these companies to add therapeutic based laser products to their product portfolios creating an opportunity to leverage their current strengths in those markets. Some of these markets could include cardiovascular, urological and dental.
     In order to achieve the desired level of growth, we must explore opportunities to acquire technologies or companies which strategically fit our current core competencies. We have an excellent reputation, within the retinal segment of ophthalmology, as a company with innovative and reliable technology combined with responsive customer service. Given the level of management experience within the company and the size of the market opportunity, an acquisition within ophthalmology would be a good fit strategically. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results – We Depend on Collaborative Relationships to Develop, Introduce and Market New Products, Product Enhancements and New Applications.”
Products
     We utilize a systems approach to product design. Each system includes a console, which generates the laser energy, and a number of interchangeable peripheral delivery devices, including disposable delivery devices, for use in specific clinical applications. This approach allows our customers to purchase a basic console system and add additional delivery devices as their needs expand or as new applications develop. We believe that this systems approach also brings economies-of-scale to our product development and manufacturing efforts because individual applications do not require the design and manufacture of complete stand-alone products. Our primary non-disposable products range in price from $2,000 to $60,000, and consist of laser consoles and specialized delivery devices and our line of disposable products with a list price of between $150 to $200 to end customers.
Consoles: Our laser consoles incorporate the economic and technical benefits of semiconductor laser technology.
Infrared Photocoagulator Consoles. These OcuLight and IQ810 photocoagulator consoles used by ophthalmologists are available in two infrared (810nm) output power ranges: the OcuLight SL at 2 Watts and the IQ810 and OcuLight SLx at 3 Watts. Each console weighs 14 pounds, has dimensions of 4“H x 12“W x 12“D, and requires no external air or water cooling. We believe that the smaller overall sizes, lower weights and low power requirements to operate represent distinct advantages over competing products.
Visible (or Green) Photocoagulator Consoles. Our OcuLight OR, GL and OcuLight GLx semiconductor-based photocoagulator consoles used in ophthalmology deliver visible (532nm) laser light. The OcuLight GLx has increased power and delivery device capability. Our visible laser light dermatology products, the DioLite XP and DioLite 532 are also based on semiconductor-based technology. The OcuLight OR/GL/GLx/DioLite XP/DioLite consoles weigh 15 pounds, have dimensions of 6“H x 12“W x 12“D, draw a maximum of 300 Watts of wall power and require no external air or water cooling. In December 2002, we commenced shipment of the Millennium Endolase module, which is sold exclusively to Bausch & Lomb for use in their Millennium Microsurgical System. It integrates 532nm photocoagulator capability into Bausch & Lomb’s array of microsurgical capabilities for the vitrectomy procedure. The Millennium Endolase module is compatible with the IRIDEX disposable EndoProbe handpieces and Laser Indirect Ophthalmoscope.
Combination Infrared/Visible Photocoagulator Consoles. The OcuLight Symphony Laser Delivery System, is used by ophthalmologists and consists of an OcuLight SLx infrared (810nm) laser console, OcuLight GLx green (532 nm) laser console, multi-fiber slit lamp adapter, slit lamp and a custom cart. The OcuLight Symphony Laser Delivery System combines the clinical versatility and convenience of a 532 nm, 810 nm and large spot 810 nm into one delivery device for retinal photocoagulation and glaucoma procedures. Our VariLite product which is used in dermatology is a dual wavelength combination of 532nm and infrared 940nm. The VariLite wavelength can be changed with just the flip of a single switch and can be used in conjunction with the ScanLite as well as several different sized handpieces. We believe that this product offers a unique value-added proposition and the efficiency of dual laser wavelength delivery in a single product.
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
Ophthalmic Delivery Devices:
TruFocus Laser Indirect Ophthalmoscope (LIO). The indirect ophthalmoscope is designed to be worn on the physician’s head and to be used in procedures to treat peripheral retinal disorders, particularly in infants or adults requiring treatment in the supine position. This product can be used in both diagnosis and treatment procedures at the point-of-care.
Slit Lamp Adapter (SLA). These adapters allow the physician to utilize a standard slit lamp in both diagnosis and treatment procedures. Doctors can install a slit lamp adapter in a few minutes and convert standard diagnostic slit lamps into a therapeutic photocoagulator delivery system. Slit lamp adapters are used in treatment procedures for both retinal diseases and glaucoma. These devices are available in a wide variety of spot diameters. In 2003, we introduced a 50 micron spot slit lamp adapter, a reduction in the smallest spot size diameter available on IRIDEX slit lamp adapters.
Operating Microscope Adapter. These adapters allow the physician to utilize a standard operating microscope in both diagnosis and laser treatment procedures. These devices are similar to slit lamp adapters, except that they are oriented horizontally and therefore can be used to deliver retinal photocoagulation to a supine patient.
EndoProbe. The EndoProbe or laser probe is used for endophotocoagulation, a retinal treatment procedure performed in the hospital operating room or surgery center during a vitrectomy procedure. These sterile disposable probes are available in tapered, angled, fluted, illuminating, stepped, endoocular and intuitive styles.
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
ScanLite Scanner. The ScanLite XP and ScanLite are computer pattern generators with integrated controls designed to enhance the capabilities of the DioLite XP and DioLite 532 laser systems. They allow rapid and uniform treatment of large-area vascular and pigmented skin lesions including port wine stains, matted telangiectasia, and cafe au lait stains.
     The following chart lists the eye disease procedures that can utilize our photocoagulator systems, including the console and delivery devices that we offer for use in treating these diseases. The selection of delivery device is often determined by the severity and location of the disease. These diseases are treated either within the physician’s office, clinic, or the operating room.
Ophthalmology Treatments:

Condition	Procedure	Console	Delivery Devices

Age-related Macular Degeneration	Retinal Photocoagulation	Infrared & Visible	Slit Lamp Adapter

Diabetic Retinopathy

Macular Edema	Grid Retinal Photocoagulation	Infrared & Visible	Slit Lamp Adapter & Operating Microscope Adapter,
	Focal Retinal Photocoagulation	Visible	Slit Lamp Adapter

Proliferative	Pan-Retinal Photocoagulation Vitrectomy Procedure	Infrared & Visible	Slit Lamp Adapter, Operating Microscope Adapter, Laser Indirect Ophthalmoscope, EndoProbe*

Glaucoma

Primary Open-Angle	Trabeculoplasty	Infrared & Visible	Slit Lamp Adapter

Angle-closure	Iridotomy	Infrared & Visible	Slit Lamp Adapter

Uncontrolled	Transscleral Cyclophotocoagulation	Infrared	G-Probe*

Retinal Tears and Detachments	Retinopexy Retinal Photocoagulation Vitrectomy Procedure	Infrared & Visible	Slit Lamp Adapter, Laser Indirect Ophthalmoscope, Operating Microscope Adapter, EndoProbe*
	Transscleral Retinal Photocoagulation	Infrared	DioPexy Probe

Retinopathy of Prematurity	Retinal Photocoagulation	Infrared	Laser Indirect Ophthalmoscope

Ocular Tumors	Retinal Photocoagulation	Infrared	Slit Lamp Adapter, Operating Microscope Adapter, Laser Indirect Ophthalmoscope
Macular Holes	Vitrectomy Procedure	Visible	EndoProbe*

*	Disposable single use products
     The following chart lists the procedures for treating skin diseases that can utilize our dermatology laser systems. These procedures are normally performed in a physician’s office and are elective and private pay.

Dermatology Treatments:
Condition	Procedure	Console	Delivery Devices
Vascular Lesions	Selective Photothermolysis	Visible	DioLite Handpiece

Pigmented Lesions	Selective Photothermolysis	Visible	DioLite Handpiece

Research and Product Innovation
     We have close working relationships with researchers, clinicians and practicing physicians around the world who provide new ideas, test the feasibility of these new ideas and assist us in validating new products and new applications before they are introduced.
     Our product innovation (formerly known as product development) activities are performed by a current team of 17 engineers with an average of 22 years of experience each in medical products, laser systems and delivery devices. The core competencies of the team include: mechanical engineering, electrical engineering, optics, software, firmware or delivery devices. The team is being transitioned with a focus to introduce innovative products which satisfy the unmet and emerging needs of our customers. Their approach is a rapid product development process which integrates all the necessary disciplines of the company from product inception through customer acceptance. This approach should allow for rapid and reliable new product innovations and a consistent pipeline of innovative products for our customers.
     Our research activities are performed internally by our research staff. From time to time, we supplement our internal research staff by hiring consultants and/or universities with specialized expertise. Research efforts are directed toward the development of new products and new applications for our existing products, as well as the identification of markets which may include clinical trials and may not be currently addressed by our products.
     We are supporting pre-clinical and clinical studies to develop new photocoagulation treatments and applications using Minimal Intensity Photocoagulation (MIP) protocols. MIP is a laser treatment approach pioneered by IRIDEX which uses our OcuLight SLx infrared lasers to maximize preservation of sensitive retinal tissues while stimulating a therapeutic effect. We believe that maintaining a position in MIP will allow us to make a substantial contribution in the treatment of serious eye diseases such as age-related macular degeneration, diabetic retinopathy and glaucoma.
     The objectives of developing new photocoagluation treatments and applications are to expand the number of patients who can be treated, to more effectively treat diseases, to treat patients earlier in the treatment regimen and to reduce the side-effects of treatment. Examples of such studies with regard to particular eye afflictions are included in the following paragraphs.
Age-Related Macular Degeneration (AMD) – Wet Form. AMD is a progressive disease that damages the central vision and affects a person’s ability to read, see faces, and drive. About 50 million people worldwide have AMD and, of these, about 5 million have the more severe wet form. Though the wet form of AMD constitutes about 10% of all AMD, it accounts for about 80% of all severe vision loss associated with AMD. We are pursuing several approaches to treat wet AMD at different stages. All of these approaches close new blood vessels in the eye’s macula caused by wet AMD with less damage than conventional laser treatments. One approach is Transpupillary Thermotherapy (TTT). TTT is a MIP protocol that uses a milder form of retinal photocoagulation to treat wet AMD while sparing the sensory retina, as compared to conventional laser photocoagulation techniques. The protocol uses the OcuLight SLx laser and Large Spot Slit Lamp Adapter to produce favorable therapeutic responses with minimal side effects and preservation of vision in patients with occult choroidal neovascularization (CNV) secondary to AMD. In October 2004, we announced that the preliminary visual outcome data in the intent-to-treat evaluation of the Company supported TTT4CNV clinical trial showed that TTT, as applied in this trial, while trending favorably, did not result in a statistically significant beneficial effect relative to an untreated control group. Since that time, results of subgroup analysis have demonstrated a statistically significant benefit in a subgroup of patients with baseline visual acuity of 20/100 or worse. 22% of treated eyes improved vision by one or more lines compared with none of the eyes in the untreated control group. Furthermore, at 18 months, there was a 2 line benefit in preserving vision in this subgroup when compared to sham treated eyes. Both of these trends were statistically significant. A paper is expected to be published during 2006.
Age-Related Macular Degeneration – Dry Form. About 90% of AMD is the dry form. Our approach to the treatment of dry AMD is to preserve or improve vision by following a MIP protocol that uses the OcuLight infrared laser to cause resorption of dry AMD deposits (drusen) which have accumulated in the macula. We are supporting a multi-center clinical trial which is testing a treatment of eyes with dry age-related macular degeneration (PTAMD trial). At the American Academy of Ophthalmology meeting in October 2005 Dr. Thomas Friberg presented initial results from the PTAMD Bilateral Study. In the PTAMD Bilateral Study an eligible patient must have had dry AMD (at least 5 drusen) in both eyes and have visual acuity between 20/20 and 20/63. One eye was randomized to sub-threshold (MIP) treatment with the 810 nm diode laser and the other eye observed. 639 patients or 1278 eyes were enrolled in the study and followed for up to 5 years. The PTAMD tried to answer two questions: First, was there a prophylactic benefit from a single subthreshold laser treatment in slowing the progression of AMD from dry (drusen) to wet (CNV)? Secondly, was there a therapeutic benefit from a single subthreshold laser treatment in drusen reduction and vision in these eyes? In answering these two questions: (1) the initial study results showed no benefit in prophylaxis. There was no indication of a beneficial prophylactic treatment effect on CNV occurrence; and there was no trend toward a beneficial effect (P=0.63); (2) the study did show a therapeutic benefit in drusen reduction and vision in treated eyes. Drusen significantly reduced after a single sub-threshold infrared laser treatment. At 12 months following treatment 44.5% of treated eyes had a significant reduction in drusen compared to 4.5% of observed eyes (P<0.0001). In all eyes enrolled visual acuity changes showed some indication of a beneficial effect of treatment at 18 months and onward. At month 24: Treated eyes showed a 1.5 letter beneficial difference in VA compared to the observed eye (P=0.04). Treated eyes also had a higher percentage (12% vs. 8%) showing a 2 or more line gain. In a sub-group of eyes with 20/30 or worse baseline VA the beneficial effect treatment was more pronounced. At month 24: Treated eyes showed a 4.0 letter (1 line) beneficial difference in VA with treated eyes improving 2.9 letters and observed eyes losing 1.1 letters (P=0.0034); Treated eyes had a higher percentage (31% vs. 19%) showing a 2 or more line gain; Treated eyes also had a lower percentage (13% vs. 22%) showing a 2 or more line loss. We expect additional reports to be released in 2006.
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
All of these clinical projects should be considered in the research area and they may or may not result in additional commercial opportunities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results – We are Dependent on the Successful Outcome of Clinical Trials of Our Products and New Applications Using Our Products”.
Customers and Customer Support
     Our products are currently sold to ophthalmologists, particularly those specializing in retina, glaucoma and pediatrics, dermatologists and plastic surgeons. Other customers include research and teaching hospitals, government installations, surgi-centers and hospitals. No customer or distributor accounted for 10% or more of total sales in any of 2005, 2004 or 2003. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
     We are continuing our efforts to broaden our customer base through the development of new products and new applications of our existing products for use by ophthalmologists and dermatologists. We currently estimate that there are approximately 15,000-20,000 ophthalmologists in the United States and 40,000-60,000 internationally who are each potential customers. Additionally, we estimate that there are approximately 4,900 and 18,000 hospitals in the United States and internationally, respectively, as well as approximately 4,000 ambulatory surgical centers in the United States which potentially represent multiple unit sales. We believe there are approximately 10,000 dermatologists and approximately 9,000 plastic surgeons in the United States who are potential customers. Because independent ophthalmologists and dermatologists frequently practice at their own offices as well as through affiliation with hospitals or other medical centers, each independent ophthalmologist, dermatologist, plastic surgeon, office, hospital and medical center is a potential customer for our products. We are seeking to broaden our customer base by developing new products directed at addressing the needs of ophthalmologists and dermatologists.
     We seek to provide superior customer support and service and therefore created our Global Customer Care Group with the responsibility for our customer requests and product repairs, which has resulted in a significant improvement in our response times to customer support and service issues. We believe that our superior customer service and technical support distinguish our product offerings from those of our competitors. Our customer support representatives assist customers with orders, warranty returns and other administrative functions. Our technical support engineers provide customers with answers to technical and product-related questions. We maintain an “around-the-clock” telephone service line to service our customers. If a problem with a product cannot be diagnosed and resolved by telephone, a replacement unit is shipped overnight to any domestic customer and by the most rapid delivery means available to any international customer, and the problem unit is returned to us. The small size and rugged design of our products allows for economical shipment and quick response to customers almost anywhere in the world.
Sales and Marketing
     We market our products in the United States predominantly through our direct sales force. Our direct sales force of 18 employees are engaged in sales efforts within the United States. Our sales and marketing organization is based at our corporate headquarters in Mountain View, California with area sales managers located throughout the United States.
     International product sales represented 38.6%, 39.4% and 36.7% of our sales in 2005, 2004 and 2003, respectively. We believe that our international sales will continue to represent a significant portion of our revenues for the foreseeable future. Our international sales are made principally to customers in Europe, Asia, Pacific Rim, Middle East and Latin America. Our products are sold internationally through our 77 independent distributors into 107 countries. International sales are administered through our corporate headquarters in Mountain View, California. Our distribution agreements with our international distributors are generally exclusive and typically can be terminated by either party without cause on 90 days notice. International sales may be adversely affected by the imposition of governmental controls, currency fluctuations, restrictions on export technology, political instability, trade restrictions, changes in tariffs and the economic condition in each country in which we sell our products. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results—We Depend on International Sales.”
     To support our sales process, we conduct marketing programs which include direct mail, trade shows, public relations, market research, and advertising in trade and academic journals and newsletters. We annually participate in approximately 160 trade shows internationally. These meetings allow us to present our products to existing and prospective buyers. One of our new marketing programs includes a VIP (Valued IRIDEX Partner) program which allows customers to access additional IRIDEX products through a contractual agreement on the purchase of disposable laser probes. In 2005, recurring revenues (including sales of EndoProbes and service revenue) were 36% of the overall business up from 33% in 2004. During the past two years, we have introduced many different types of EndoProbes into the market, including our new stepped, intuitive and illuminating probes.
     We believe that educating patients and physicians at an early stage about the long-term health benefits and cost-effectiveness of diagnosis and treatment of diseases that cause blindness is critical to market acceptance of our ophthalmic products. The trend toward management of health care costs in the United States should lead to increased awareness of and early intervention of disease management with cost-effective treatments and, as a result, will increase demand for our ophthalmic products. Our marketing efforts are made to promote the education of our customers on these topics.
     Through marketing, we collaborate with our customers to enhance our ability to identify new applications for our products, validate new procedures using our products and identify new product applications which help meet their unmet needs. Customers include key opinion leaders who are often the heads of the departments in which they work or professors at universities. We believe that these luminaries in the field of ophthalmology and dermatology are key to the successful introduction of new products and the subsequent acceptance of these new products by the general market. Acceptance of our products by these early adopters is key to our strategy in the validation and commercialization of our new products.
Operations
     The manufacture of our infrared and visible light photocoagulators and the related delivery devices is a highly complex and precise process. Completed systems must pass quality control and reliability tests before shipment. Our manufacturing activities consist of specifying, sourcing, assembling and testing of components and certain subassemblies for assembly into our final product. As of December 31, 2005, we had a total of 51 employees engaged in manufacturing activities.
     The medical devices manufactured by us are subject to extensive regulation by numerous governmental authorities, including federal, state, and foreign governmental agencies. The principal regulator in the United States is the Food and Drug Administration (the “FDA”). In April 1998, we received certification for ISO 9001/EN 46001. ISO 9001/EN 46001 is a documented international quality system standard that documents compliance to the European Medical Device Directive. In February 2004, we were certified to ISO 13485:2003 which replaced ISO 9001/EN46001 as the international standard for quality systems as applied to medical devices.
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
Competition
     Competition in the market for laser systems and delivery devices used for ophthalmic and dermatology treatment procedures is intense and is expected to increase. This market is also characterized by rapid technological innovation and change, and our products could become obsolete as a result of future innovations. Our competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. In addition to other companies that manufacture photocoagulators and dermatological devices, we compete with pharmaceutical solutions, other technologies and other surgical techniques available in both the dermatologic and ophthalmic markets. Our principal competitors in ophthalmology are Lumenis Ltd., Nidek, Inc., Carl Zeiss Meditec AG, Alcon Inc. and Synergetics. All of these companies currently offer a competitive, semiconductor-based laser system for ophthalmology. Also within ophthalmology pharmaceutical alternative treatments for AMD such as Visudyne (Novartis), Macugen (Eyetech) and Lucentis (Genentech) compete rigorously with traditional laser procedures. Our principal competitors in dermatology are Palomar Technologies, Candela Corporation,

Syneron, Lumenis Ltd., and Laserscope. Some competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. Some companies also have greater name recognition than us and long-standing customer relationships. In addition, other medical companies, academic and research institutions, or others, may develop new technologies or therapies, including medical devices, surgical procedures or pharmacological treatments and obtain regulatory approval for products utilizing such techniques that are more effective in treating the conditions targeted by us, or are less expensive than our current or future products. Our technologies and products could be rendered obsolete by such developments. Any such developments could have a material adverse effect on our business, financial condition and results of operations. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results—Our Market is Competitive.”
Patents and Proprietary Rights
     Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued 15 United States patents and five foreign patents on the technologies related to our products and processes, which have expiration dates ranging from 2009 to 2023. We have approximately five pending patent applications in the United States and five foreign pending patent applications that have been filed. Our patent applications may not be approved.
     In addition to patents, we rely on trade secrets and proprietary know-how which we seek to protect, in part, through proprietary information agreements with employees, consultants and other parties. Our proprietary information agreements with our employees and consultants contain provisions requiring such individuals to assign to us, without additional consideration, any inventions conceived or reduced to practice by them while employed or retained by us, subject to customary exceptions See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results – We Rely on Patents and Proprietary Rights.”
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
     Commercial distribution of a device for which a 510(k) notification is required can begin only after the FDA issues an order finding the device to be “substantially equivalent” to a previously cleared device. The FDA has recently been requiring a more rigorous demonstration of substantial equivalence than in the past. Even in cases where the FDA grants a 510(k) clearance, it can take the FDA from three to six months from the date of submission to grant a 510(k) clearance, but it may take longer.
     A “not substantially equivalent” determination, or a request for additional information, could delay the market introduction of new products that fall into this category and could have a materially adverse effect on our business, financial condition and results of operations. For any of our products that are cleared through the 510(k) process, such as our IQ810 system, modifications or enhancements that could significantly affect the safety or efficacy of the device or that constitute a major change to the intended use of the device will require new 510(k) submissions.
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
Product Liability and Insurance
     We may be subject to product liability claims in the future. Our products are highly complex and are used to treat extremely delicate eye tissue and skin conditions on and near a patient’s face. Our products are often used in situations where there is a high risk of serious injury or adverse side effects. In addition, although we recommend that our disposable products only be used once and prominently label these disposables, we believe that certain customers may nevertheless reuse these disposable products. If a disposable product is not adequately sterilized by the customer between such uses, a patient could suffer serious consequences, possibly resulting in a suit against us for damages. Accordingly, the manufacture and sale of medical products entails significant risk of product liability claims. Although we currently maintain and intend to continue the Company’s product liability insurance, adequate insurance may not be available on acceptable terms, if at all and may not provide adequate coverage against potential liabilities. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful claim brought against us in excess of our insurance coverage could have a material adverse effect on our business, results of operations and financial condition. To date, we have not experienced any product liability claims which would result in payments in excess of our policy limits.
Backlog
     We generally do not maintain a high level of backlog. As a result, we do not believe that our backlog at any particular time is indicative of future sales levels.
Employees
     At December 31, 2005, we had a total of 114 full-time employees, including 51 in operations, 31 in sales and marketing, 17 in research and product innovation and 15 in finance and administration. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. At December 31, 2005, we employed 2 such persons. We intend to hire additional personnel during the next twelve months primarily in the direct sales and production areas. Our future success will depend in part on our ability to attract, train, retain and motivate highly qualified employees, who are in great demand. We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization, and we have never experienced a work stoppage or strike. We consider our employee relations to be good.

Available Information
     Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our website at www.iridex.com, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission, however, the information on, or that can be accessed through, our website is not part of this report.
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
Item 3. Legal Proceedings
      In October 2005, the Company filed a suit against Synergetics, USA, Inc. for infringement of a patent. The Company seeks injunctive relief, monetary damages, treble damages, cost and attorneys’ fees. Synergetics answered the Company’s complaint in November 2005 and denied liability for patent infringement, filing counterclaims seeking a declaratory judgment that it did not infringe the Company’s patent. Synergetics also brought three additional counterclaims for false advertising, commercial disparagement, trade libel, injurious falsehood, unfair competition, disparagement of property, slander of goods and defamation, under state and federal law, based upon allegations that the Company had raised safety issues involving Synergetics’ product with the Food and Drug Administration and the public. Synergetics seeks monetary damages, costs and attorneys’ fees. Our response to these counterclaims was a denial of any wrongdoing and a reference to the expiration of the statute of limitations on those claims. Management believes that liabilities resulting from such proceedings, or claims which are pending or known to be threatened will not have a material adverse effect on the Company’s financial position or results of operations. While we believe it’s not material to the company’s operations, the company may incur significant dedication of management resources and legal costs in connection with this lawsuit.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information for Common Equity
     Our common stock is quoted on the NASDAQ National Market under the symbol “IRIX” since our initial public offering on February 15, 1996. The following table sets forth for the periods indicated the high and low sales prices for our common stock, as reported on the NASDAQ National Market.

	High	Low
Fiscal 2006
First Quarter (through March 23, 2006)	$11.49	$7.98

Fiscal 2005
First Quarter	$6.19	$4.21
Second Quarter	6.53	5.07
Third Quarter	8.80	6.16
Fourth Quarter	8.93	6.29

Fiscal 2004
First Quarter	$9.17	$5.09
Second Quarter	9.15	6.08
Third Quarter	7.05	5.82
Fourth Quarter	7.19	3.80
Fiscal 2005
     On March 23, 2006, the closing price on the NASDAQ National Market for our common stock was $10.94 per share. As of March 23, 2006, there were approximately 73 holders of record (not in street name) of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of our stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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

Securities Authorized for Issuance Under Equity Compensation Plans
     As of December 31, 2005, we had three equity compensation plans. These plans are the 2005 Employee Stock Purchase Plan, 1995 Director Option Plan and 1998 Stock Option Plan, all of which have been approved by our stockholders. The following table summarizes our equity compensation plans as of December 31, 2005:

	(a)	(b)	(c)
			Number of securities
			remaining available for future
	Number of securities to	Weighted-average exercise	issuance under equity
	be issued upon exercise	price of outstanding	compensation plans
	of outstanding options,	options, warrants and	(excluding securities
Plan category	warrants and rights	rights	reflected in column (a))
Equity compensation plans approved by security holders	1,894,899(1)	$5.50	353,338(2)

Equity compensation plans not approved by security holders	259,104(3)	6.07	0

Total	2,154,003	$5.56	353,338

(1)	Includes 1,382,935 options to purchase shares outstanding under the 1998 Stock Plan, 101,250 options to purchase shares outstanding under the 1995 Director Option Plan and 410,714, options to purchase shares outstanding under the Amended and Restated 1989 Incentive Stock Plan.
(2)	Includes 295,516 options available for future issuance under the 1998 Stock Plan and 57,822 shares issuable under the 2005 Employee Stock Purchase Plan.
(3)	Consists of two items. The first is a Stand-Alone Option granted to Barry G. Caldwell on July 5, 2005, entitling Mr. Caldwell to purchase up to 234, 104 shares of the Company’s common stock at an exercise price of $6.07 per share, issued as a stand-alone option, outside of the Company’s existing stock plans and as a material inducement to Mr. Caldwell accepting employment with the Company. The shares covered by the Stand-Alone Option vest over a four (4) year period, with 1/4th of the total number of shares subject to the Stand-Alone Option vesting on July 5, 2006 and 1/48th of the total number of shares subject to the Stand-Alone Option vesting each full month thereafter, provided that Mr. Caldwell continues to be a service provider to the Company on each such date.

The second item is a warrant, issued in conjunction with the employment of the Company’s Chief Executive Officer, in consideration of services performed under a recruiting contract, to purchase 25,000 shares of the Company’s common stock at an exercise price of $6.07 per share. The warrant is exercisable at any time and expires on July 5, 2008.

Item 6. Selected Financial Data
     The following selected consolidated financial data as of December 31, 2005 and January 1, 2005, and for the years ended December 31, 2005, January 1, 2005 and January 3, 2004, has been derived from, and are qualified by reference to, our audited consolidated financial statements included herein. The selected consolidated statement of operations data for the years ended December 28, 2002 and December 29, 2001 and the consolidated balance sheet data as of January 3, 2004, December 28, 2002 and December 29, 2001 has been derived from our audited financial statements not included herein. These historical results are not necessarily indicative of the results of operations to be expected for any future period.
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

	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	2005	2004	2003	2002	2001
Consolidated Statement of Operations Data:
Sales	$37,029	$32,810	$31,699	$30,634	$27,275
Cost of sales	18,854	17,922	17,628	17,046	14,205

Gross profit	18,175	14,888	14,071	13,588	13,070

Operating expenses:
Research and development	4,195	4,509	4,032	4,315	4,808
Selling, general and administrative	12,171	11,455	10,087	9,454	10,251

Total operating expenses	16,366	15,964	14,119	13,769	15,059

Income (loss) from operations	1,809	(1,076)	(48)	(181)	(1,989)
Interest and other income, net	528	319	212	122	426

Income (loss) before income taxes	2,337	(757)	164	(59)	(1,563)
Benefit from (provision for) income taxes	(666)	355	207	209	962

Income (loss) from continuing operations	1,671	(402)	371	150	(601)
Income (loss) from operations of discontinued Laser Research segment (net of applicable income tax benefit (provision) of $0, $0, $0, $0 and $124 respectively)	—	—	—	—	(204)
Loss on disposal of Laser Research segment (net of applicable income tax benefit of $0, $0, $0, $0 and $315 respectively)	—	—	—	—	(468)

Net income (loss)	$1,671	$(402)	$371	$150	$(1,273)

Basic net income (loss) per common share:
Continuing operations	$0.23	$(0.06)	$0.05	$0.02	$(0.09)
Discontinued operations	—	—	—	—	(0.10)

Basic net income (loss) per common share	$0.23	$(0.06)	$0.05	$0.02	$(0.19)

Diluted net income (loss) per common share:
Continuing operations	$0.21	$ (0.06)	$0.05	$0.02	$(0.09)
Discontinued operations	—	—	—	—	(0.10)

Diluted net income (loss) per common share	$0.21	$(0.06)	$0.05	$0.02	$(0.19)

Shares used in net income (loss) per common share basic calculations	7,405	7,200	6,933	6,870	6,757

Shares used in net income (loss) per common share diluted calculations	7,880	7,200	7,072	6,928	6,757

	December 31,	January 1,	January 3,	December 28,	December 29,
	2005	2005	2004	2002	2001
Consolidated Balance Sheet Data:
Cash, cash equivalents and available-for-sale securities	$21,434	$18,028	$16,292	$11,542	$9,102
Working capital	32,330	25,342	28,462	28,072	26,374
Total assets	41,104	39,093	35,839	34,272	33,788
Total stockholders’ equity	34,517	31,783	30,834	30,198	29,833

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     IRIDEX Corporation is a leading worldwide provider of therapeutic based laser systems and delivery devices used to treat eye diseases in ophthalmology and skin conditions in dermatology (aesthetics). Our products are sold in the United States predominantly through a direct sales force and internationally through 77 independent distributors into 107 countries. Total product sales in 2005, 2004, and 2003 were $37.0 million, $32.8 million, and $31.7 million respectively.
     Our revenues arise primarily from the sale of our IRIS Medical OcuLight Systems, IQ810 lasers, VariLite, DioLite 532 systems, delivery devices, disposables and revenues from service and support activities. Our current family of OcuLight systems includes the IRIS Medical OcuLight Symphony, OcuLight SL, OcuLight SLx, OcuLight GL and OcuLight GLx laser photocoagulation systems as well as the IQ810 laser. We also produce the Millennium Endolase module which is sold exclusively to Bausch & Lomb and incorporated into their Millennium Microsurgical System. We believe that our future growth in revenue will be based upon the successful implementation of our strategy in these areas: 1) leveraging our core business and increasing recurring revenues, 2) broadening our product lines through product innovation, and 3) developing new market opportunities through strategic alliances, OEM relationships and acquisitions.
     Our business includes a recurring revenue component which includes the sale of our disposable single use laser probes, EndoProbes, combined with the repair, servicing and extended warranty protection for our laser systems. In 2005, recurring revenues were 36% of the overall business up from 33% in 2004. With our new sales and marketing programs, combined with having sold more than 7,775 IRIDEX laser systems worldwide, we believe that there is an opportunity to significantly increase our recurring revenues over the next several years. Our new sales programs include an increase in the number of our domestic area sales managers from 6 to 10 focused on the entire ophthalmic product offering and their incentive plan is more focused on the recurring revenue opportunity. Our new marketing programs include a VIP (Valued IRIDEX Partner) program which allows customers to access additional IRIDEX products through a contractual agreement on the purchase of disposable laser probes. During the past two years, we have introduced many different types of EndoProbes into the market, including our new stepped, intuitive and illuminating probes.
     Sales to international distributors are made on open credit terms or letters of credit. Sales of our products internationally currently are denominated in United States dollars and, accordingly, are subject to risks associated with international monetary conditions and currency fluctuations. In general, strengthening of the U.S. dollar relative to a foreign currency increases the cost of our product to our international customers. Other risks that international sales are subject to include shipping delays, generally longer receivable collection periods, changes in applicable regulatory policies, domestic and foreign tax policies, trade restrictions, duties and tariffs and economic and political instability. Future currency fluctuations or other factors discussed above may have a material adverse effect on our business, financial condition or results of operation. See “—Factors That May Affect Future Results—We Depend on International Sales for a Significant Portion of Our Operating Results.”
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
Results of Operations
     The following table sets forth certain operating data as a percentage of sales for the periods indicated:

	Year Ended	Year Ended	Year Ended
	December 31,	January 1,	January 3,
	2005	2005	2004
Sales	100%	100%	100.0%
Cost of sales	50.9	54.6	55.6

Gross profit	49.1	45.4	44.4

Operating expenses:
Research and development	11.3	13.7	12.7
Sales, general and administrative	32.9	35.0	31.8

Total operating expenses	44.2	48.7	44.5

Operating income (loss)	4.9	(3.3)	(0.1)
Other income, net	1.4	1.0	0.7

Income (loss) before income taxes	6.3	(2.3)	0.6
Benefit from (provision for) income taxes	(1.8)	1.1	0.7

Net income (loss)	4.5%	(1.2%)	1.3%

     The following table sets forth for the years indicated the amount of sales (in thousands) for our operating segments and sales as a percentage of total sales.

	Year Ended		Year Ended		Year Ended
	December 31, 2005		January 1, 2005		January 3, 2004
		Percentage		Percentage		Percentage
		of total		of total		of total
	Amount	sales	Amount	sales	Amount	sales
Domestic	$22,713	61.4%	$19,894	60.6%	$20,072	63.3%
International	$14,316	38.6%	$12,916	39.4%	11,627	36.7%

Total	$37,029	100.0%	$32,810	100.0%	$31,699	100.0%

Ophthalmology:
Domestic	$17,762	48.0%	$16,443	50.1%	$15,724	49.6%
International	$12,901	34.8%	$11,310	34.5%	10,436	32.9%

Total	$30,663	82.8%	$27,753	84.6%	$26,160	82.5%

Dermatology:
Domestic	$4,951	13.4%	$3,451	10.5%	$4,348	13.7%
International	$1,415	3.8%	$1,606	4.9%	1,191	3.8%

Total	$6,366	17.2%	$5,057	15.4%	$5,539	17.5%

     Ophthalmology and Dermatology Sales Overview
     We manage and evaluate our business in two major segments – Ophthalmology and Dermatology. We then further break down these major segments by geography – Domestic (United States) and International (the rest of the world). In addition within Ophthalmology we review trends by laser system sales (laser boxes and delivery devices) and recurring sales (single use disposable probes, Endoprobes combined with the repair, servicing and extended warranty protection for our laser systems). Within the dermatology segment we primarily view macro trends surrounding our laser systems, which include our newly introduced DioLite XP and VariLite laser systems, the DioLite laser system, and the Apex hair removal laser which was discontinued in 2005.
     In 2005, sales increased by 12.9% to $37.0 million from $32.8 million in 2004. Domestic sales, which represented 61.4% of total sales, increased by 14.2% to $22.7 million in 2005 from $19.9 million in 2004. The increase in domestic sales was a result of a $1.5 million increase in domestic dermatology revenue and a $1.3 million increase in domestic ophthalmology revenue. International sales, which were 38.6% of total sales in 2005, increased by 10.8% to $14.3 million in 2005 from $12.9 million in 2004. The increase in international sales was a result of a $1.6 million increase in international ophthalmology revenue offset by a $0.2 million decrease in international dermatology revenue.
     In 2004, sales increased to $32.8 million from $31.7 million in 2003. Domestic sales, decreased by 0.9% to $19.9 million in 2004 from $20.1 million in 2003. The decrease in domestic sales was a result of $0.9 million decrease in domestic dermatology revenue offset by a $0.7 million increase in domestic ophthalmology revenue. International sales increased by 11.1% to $12.9 million in 2004 from $11.6 million in 2003. Both international ophthalmology and dermatology sales increased in 2004, in part, as a result of currency fluctuations. The increase in international ophthalmology sales in 2004 was $0.9 million while international dermatology sales increased by $0.4 million.
     Overall, with the initiatives of our expanded sales and marketing team, we plan to grow the current product offering by growth in laser systems, delivery devices and disposables.
     Ophthalmology Sales
     In 2005, ophthalmology sales increased 10.5% to $30.7 million from $27.8 million in 2004. The improvement in ophthalmology sales from 2005 to 2004 was primarily a result of a $2.2 million increase in recurring revenue and a $0.7 million increase in unit sales of laser systems. Domestic ophthalmology sales increased 8% to $17.8 million in 2005 from $16.4 million in 2004. International ophthalmology sales increased 14.1% to $12.9 million from $11.3 million in 2004.
     In 2004, ophthalmology sales increased to $27.8 million from $26.2 million in 2003. The improvement in ophthalmology sales from 2004 to 2003 was primarily a result of a $1.6 million increase in recurring revenue and a $0.1 million increase in unit sales of laser systems.
     The increase in recurring revenue in both 2005 and 2004 related to our increasing installed base.
     Total ophthalmology sales represented 82.8% of our total revenues in 2005, 84.6% of total revenues in 2004, and 82.5% of total revenues in 2003. We believe that this trend established over the past three years should continue and ophthalmic sales should represent approximately 80% of our overall revenues. Domestic ophthalmology sales increased to $16.4 million in 2004 from $15.7 million in 2003. International ophthalmology sales increased to $11.3 million in 2004 from $10.4 million in 2003. Of the revenues in ophthalmology, approximately 60% are expected from the domestic market and 40% from international markets.
     Dermatology Sales
     Dermatology sales increased 25.9% in 2005 to $6.4 million from $5.1 million in 2004. Domestic dermatology sales increased 43.5% to $5.0 million in 2005 from $3.5 million in 2004. The increase in domestic dermatology sales was due primarily to a $1.1 million increase in unit sales of our newer laser systems (the VariLite and the DioLite XP) and a $0.2 million increase in dermatology service revenue offset by decreases in unit sales of the DioLite and the Apex laser systems.

International dermatology sales decreased 11.9% to $1.4 million in 2005 from $1.6 million in 2004. The decrease in international dermatology sales was due to a $0.9 million decrease in unit sales of the Apex hair removal laser which was discontinued in 2005 offset by a $0.7 million increase in newer laser system sales.
     Dermatology sales decreased in 2004 to $5.1 million from $5.5 million in 2003. Domestic dermatology sales decreased to $3.5 million in 2004 from $4.3 million in 2003. The decrease in domestic dermatology sales was due primarily to a decrease in unit sales of the DioLite laser systems and the Apex hair removal laser and, to a much lesser degree, a slight change in average selling prices of those laser systems. These decreases were offset by new VariLite laser system sales. International dermatology sales increased to $1.6 million in 2004 from $1.2 million in 2003.
     During the past three years, total dermatology sales represented 17.2% of our total revenues in 2005, 15.4% of total revenues in 2004 and 17.5% of total revenues in 2003. We believe that the trends established in dermatology over the past three years should continue to some degree. We expect that the domestic market will represent approximately 75% of dermatology revenues in 2006 while the international markets will be approximately 25%. We also anticipate that the dermatology sales will continue to increase as a percentage of our overall business to approximate 20% in 2006.
     Gross Profit. Gross profit was $18.2 million in 2005, $14.9 million in 2004 and $14.1 million in 2003. Gross profit represented 49.1% of sales in 2005, 45.4% of sales in 2004 and 44.4% of sales in 2003. The 3.7% increase in gross profit in 2005 resulted from a 1.9% decrease in direct costs combined with a 1.8% decrease in overhead spending. Additional factors having a positive impact on gross margin include the mix impact of the increase in disposable laser probe revenue and some OEM revenues which may not be repeatable. Overall, we expect gross margins to improve over the next several years.
     The 1.0% increase in gross profit in 2004 was due to a 2.0% decrease in overhead spending and a 0.3% increase related to product mix offset by a decrease of 1.2% related to an inventory reserve for saleable, but aging and potentially excess inventory and a decrease of 0.1% associated with average selling prices.
     We intend to continue our efforts to reduce the cost of components and thereby mitigate the impact of price reductions on our gross profit. We believe gross profit in dollars will increase as volumes increase and unit production costs will decrease as costs are engineered out of new products. In addition, as we evaluate gross margins on each of our product lines, we may choose to place greater focus on product lines with better margins. Overall, however, gross margins as a percentage of sales will continue to fluctuate due to changes in the relative proportions of domestic and international sales, the product mix of sales, costs associated with future product introductions and a variety of other factors. See “Factors That May Affect Future Results – Our Operating Results May Fluctuate from Quarter to Quarter and Year to Year.”
     Research and Development. Research and development includes the cost of research and product innovation efforts. Research and product innovation expenses decreased by 7.0% in 2005 to $4.2 million from $4.5 million in 2004. The decrease in 2005, consisted of a $0.2 million decrease in project spending and $0.1 million in decreased clinical spending. The decrease in project spending in 2005 was primarily driven by completion of development of the VariLite and IQ810 lasers in 2004. Research and product innovation expenses increased by 11.8% in 2004 to $4.5 million from $4.0 million in 2003. The increase in 2004, consisted of $0.6 million in increased project spending. These expenses were 11.3% of sales in 2005, 13.7% of sales in 2004 and 12.7% of sales in 2003. The decrease, as a percentage of net sales, from 2004 to 2005 was attributable to the decrease in research and product innovation spending. The increase in research and product innovation expenses in 2004, as a percentage of sales, was due to the increase in expenses in absolute dollars relative to the increase in the level of sales. We expect to continue to devote 10% to 12% of our revenues to our research and product innovation efforts for new products and new applications.
     Sales, General and Administrative. Sales, general and administrative expense increased by 6.3% in 2005 to $12.2 million from $11.5 million in 2004. The increase in 2005 was driven by an increase of $0.3 million in marketing spending, $0.2 million in increased selling expenses and $0.2 million in increased general and administrative costs. The increase in marketing spending was primarily related to spending on trade shows, advertising and consulting. The increase in selling expense was due mainly to increased sales headcount and related expenses. General and administrative expense increased primarily due to spending related to the hiring of a new Chief Executive Officer as well as increased consulting, legal expenses and public company expenses offset by a one-time $1.0 million charge to establish a reserve for unpaid sales tax in 2004. These expenses were 32.9% of sales in 2005, 34.9% of sales in 2004 and 31.8% of sales in 2003. The decrease, as a percentage of net sales, from 2004 to 2005, was attributable to the level of increase in sales, general and administrative expense relative to the increase in the level of sales.
     Interest and Other income, net. Other income, net consists primarily of interest income earned on available-for-sale securities. Interest income was $534,000, $249,000 and $159,000 in 2005, 2004 and 2003, respectively. Interest income increased in 2005 over 2004 and in 2004 over 2003 based on higher average cash balances and increased interest rates in 2005 and in 2004.
     Income Taxes. In 2005, our effective rate was 28% and in 2004 it was 47%. In 2003, our effective rate was a benefit of 127%. The tax rate for 2005 was lower than the Federal and State combined statutory rate of 40% because of certain tax benefits associated with tax-exempt interest on tax preferred securities and with tax credits for research and development activities. The tax rates for 2003 resulted primarily due to pretax income approaching breakeven and the level of tax credits for research and development activities relative to the loss for 2003.
Liquidity and Capital Resources
     At December 31, 2005, our primary sources of liquidity included cash and cash equivalents of $12.7 million and available-for-sale securities of $8.8 million, for a total of $21.5 million. In addition, we have available $4.0 million under our unsecured line of credit which bears interest at the bank’s prime rate and expires in October 2006. As of December 31, 2005, no borrowings were outstanding under this credit facility. We expect to renew the line of credit in October 2006 assuming that terms continue to be acceptable. We believe that, based on current estimates, our current cash, available-for-sale securities and the credit facility will be sufficient to meet our working capital and capital expenditure requirements at least through the next twelve months. However, we believe that the level of financial resources is a significant competitive factor in our industry, and accordingly we may choose to raise additional capital through debt or equity financing prior to the end of 2006.
     Net cash generated by operations in 2005 totaled $2.8 million. The primary sources of cash in 2005 included net income of $1.7 million, a decrease in net accounts receivable of $0.8 million due to a decrease in days sales outstanding and an increase in deferred income taxes of $0.6 million. Uses of cash in 2005 consisted mainly of a decrease in accrued expenses of $0.7 million due to payments in 2005 against a sales tax reserve offset by increased bonus accruals for 2005.
     Net cash generated by operations in 2004 totaled $0.8 million and consisted mainly of an increase in net accrued expenses and accounts payable of $2.0 million due primarily to a reserve for sales tax and associated consulting as well as payroll accruals related to the timing of payroll, depreciation of $0.4 million, an increase in deferred revenue of $0.3 million based on increased sales of extended warranty contracts offset by an increase in net accounts receivable of $0.8 million related mainly to the timing of sales in the fourth quarter of 2004, an increase in the deferred tax asset of $0.6 million, a net loss of $0.4 million and an increase in inventory of $0.2 million associated with inventory purchased in connection with new product introductions.
     In 2003 net cash generated by operations was $5.1 million resulting from decreases in net inventories of $2.0 million due to an ongoing inventory reduction program, decreases in net accounts receivable of $1.4 million based on a decrease in days sales outstanding, depreciation of $0.7 million, an increase in accrued expenses of $0.6 million due to an increase in income tax payable as well as payroll accruals related to the timing of payroll and net income of $0.4 million.
     We used $1.5 million, $2.3 million and $4.0 million for investing activities in 2005, 2004 and 2003 respectively. Net cash used in investing activities was primarily due to the purchase of available-for-sale securities and the acquisition of fixed assets.
     Net cash provided by financing activities during 2005, 204 and 2003 was $1.0 million, $1.4 million and $0.2 million, respectively, which consisted primarily of issuance of stock in connection with our employee stock programs.

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
     Revenue Recognition
     Revenue from product sales is recognized upon receipt of a purchase order and product shipment provided no significant obligations remain and collection of the receivables is reasonably assured. Shipments are generally made with Free-On-Board (FOB) shipping point terms, whereby title passes upon shipment from our dock. Any shipments with FOB receiving point terms are recorded as revenue when the shipment arrives at the receiving point. Up-front fees received in connection with product sales are deferred and recognized over the associated product shipments. Revenue relating to extended warranty contracts is recognized on a straight line basis over the period of the applicable warranty contract. We recognize service repair revenue upon completion of the work. Cost is recognized as incurred.
     Warranty
     The Company accrues for estimated warranty costs upon shipment of products in accordance with SFAS No. 5, “Accounting for Contingencies.” Actual warranty costs incurred have not materially differed from those accrued. The Company’s warranty policy is effective for shipped products which are considered defective or fail to meet the product specifications. We analyze failure rates, replacement cost, and design changes when evaluating the adequacy of our warranty reserve. Warranty costs are reflected in the income statement as a cost of revenues. Although we believe we have the ability to reasonably estimate warranty expenses, unforeseen changes in factors affecting the estimate for warranty could occur and such changes could cause a material change in our warranty accrual estimate. Such a change would be recorded in the period in which the charge was identified.
     Sales Returns Allowance and Allowance for Doubtful Accounts
     In the process of preparing financial statements we must make estimates and assumptions that affect the reported amount of assets and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, we must estimate future product returns related to current period product revenue. We analyze historical returns and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowance and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. The provision for sales returns amounted to $0.2 million in 2005. Similarly our management must make estimates of the uncollectibility of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $6.6 million, net of allowance for doubtful accounts of $0.6 million as of December 31, 2005.
     Inventories.
     Inventories are stated at the lower of cost or market and include on-hand inventory, sales demo inventory and service loaner inventory as well as associated inventory reserves. Cost of inventory is determined on a standard cost basis which approximates actual cost on a first-in, first-out (FIFO) method. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made at the product group level for estimated excess, obsolescence or impaired inventory and are charged to cost of goods sold. Factors influencing these adjustments include changes in demand, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. Revisions to these adjustments would be required if these factors differ from our estimates.
     Income Taxes
     Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes and interest will be due. These reserves are established when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and may not be sustained on review by tax authorities. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit. The provision for income taxes incudes the impact of reserve provisions and changes to reserves that are considered appropriate as well as any related net interest.
     Deferred Assets and Liabilities
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

Contractual Obligations
          The following table summarizes purchase commitments and minimum rentals due for our facility and other leased assets under long-term, non-cancelable operating leases as of December 31, 2005(in thousands):

	Payments Due by Period
						2010 and
	Total	2006	2007	2008	2009	thereafter
Contractual Obligations

Operating Leases	$1,319	$402	$416	$429	$72	$0

Unconditional Purchase Obligations*	$1,505	$1,505	$0	$0	$0	$0

Total Contractual Cash Obligations	$2,824	$1,907	$416	$429	$72	$0

*Contractual purchase obligations have varying cancellation terms.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment — An Amendment of FASB Statements No. 123 and 95” (“SFAS 123R”). The new pronouncement replaces the existing requirements under SFAS 123 and APB 25. According to SFAS 123R, all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the statement of operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB 25 and generally requires that such transactions be accounted for using a fair-value based method. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options; however, we are currently assessing which model we may use in the future under the new statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than would result from the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that would result in different accounting treatment than is currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan, and the presentation of these tax benefits within the statement of cash flows. We will adopt SFAS 123R using the prospective method of adoption.

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
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our results of operations, financial position or cash flows.
Factors That May Affect Future Results
     In addition to the other information contained in this Form 10-K, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operation. You should carefully consider the risks described below before making an investment decision.
     We Rely on Continued Market Acceptance of Our Existing Products and Any Decline in Sales of Our Existing Products Would Adversely Affect Our Business and Results of Operations. We currently market visible and infrared light therapeutic-based photocoagulator medical laser systems and delivery devices to the ophthalmology and dermatology markets. We believe that continued and increased sales, if any, of these medical laser systems is dependent upon a number of factors including the following:
▪	Acceptance of product performance, features, ease of use, scalability and durability;

▪	Acceptance of the company’s new marketing programs;

▪	Recommendations and opinions by ophthalmologists, dermatologists, other clinicians, plastic surgeons and their associated opinion leaders, including study outcomes;

▪	Price of our products and prices of competing products and technologies;

▪	Availability of competing products, technologies and alternative treatments; and

▪	Level of reimbursement for treatments administered with our products.

In addition, we derive a meaningful portion of our sales from recurring revenues including disposable laser probes, EndoProbes and service. Our ability to increase recurring revenues from the sale of EndoProbes will depend primarily upon the features and product innovation, ease of use and prices of our products, including the relationship to prices of competing delivery devices. The level of service revenues will depend on our quality of care, responsiveness and the willingness of our customers to request our services rather than purchase competing products or services. Any significant decline in market acceptance of our products or our revenues derived from the sales of laser consoles, delivery devices or services would have a material adverse effect on our business, results of operations and financial condition.
     We Face Strong Competition in Our Markets and Expect the Level of Competition to Grow in the Foreseeable Future. Competition in the market for devices used for ophthalmic and dermatology treatment procedures is intense and is expected to increase. Our competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. Our principal competitors in ophthalmology are Lumenis Ltd., Nidek, Carl Zeiss, Inc., Alcon, and Synergetics, Inc. All of these companies currently offer a competitive semiconductor-based laser system in ophthalmology. Also within ophthalmology pharmaceutical alternative treatments for AMD such as Visudyne (Novartis) , Macugen (Eyetech) and Lucentis (Genentech) compete rigorously with traditional laser procedures. Our principal competitors in dermatology are Palomar Technologies, Candela Corporation, Syneron, Lumenis Ltd. and Laserscope. Some competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. Some companies also have greater name recognition than we do and long-standing customer relationships. In addition to other companies that manufacture photocoagulators, we compete with pharmaceuticals, other technologies and other surgical techniques. Some medical companies, academic and research institutions, or others, may develop new technologies or therapies that are more effective in treating conditions targeted by us or are less expensive than our current or future products. Any such developments could have a material adverse effect on our business, financial condition and results of operations.
     Our Future Success Depends on Our Ability to Develop and Successfully Introduce New Products and New Applications. Our future success is dependent upon, among other factors, our ability to develop, obtain regulatory approval or clearance of, manufacture and market new products. Successful commercialization of new products and new applications will require that we effectively transfer production processes from research and development to manufacturing and effectively coordinate with our suppliers. In addition, we must successfully sell and achieve market acceptance of new products and applications and enhanced versions of existing products. The extent of, and rate at which, market acceptance and penetration are achieved by future products is a function of many variables, which include, among other things, price, safety, efficacy, reliability, marketing and sales efforts, the development of new applications for these products, the availability of third-party reimbursement of procedures using our new products, the existence of competing products and general economic conditions affecting purchasing patterns. Our ability to market and sell new products may also be subject to government regulation, including approval or clearance by the United States Food and Drug Administration, or FDA, and foreign government agencies. Any failure in our ability to successfully develop and introduce new products or enhanced versions of existing products and achieve market acceptance of new products and new applications could have a material adverse effect on our operating results and would cause our net revenues to decline.
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
     We Depend on Sales of Our Ophthalmology Products for a Significant Portion of Our Operating Results. We derive, and expect to continue to derive, a large portion of our revenue and profits from sales of our ophthalmology products. In 2005, 2004 and 2003 sales of our ophthalmology products were $30.7 million, $27.8 million and $26.2 million or 82.8%, 84.6% and 82.5%, respectively, of total sales. We anticipate that sales of our ophthalmology products will continue to account for a significant portion of our revenues in the foreseeable future.
     We Depend on International Sales for a Significant Portion of Our Operating Results. We derive, and expect to continue to derive, a large portion of our revenue from international sales. In 2005, 2004 and 2003, our international sales were $14.3 million, $12.9 million and $11.6 million or 38.7%, 39.4% and 36.7%, respectively, of total sales. We anticipate that international sales will continue to account for a significant portion of our revenues, particularly ophthalmology, in the foreseeable future. None of our international revenues and costs has been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. The factors stated above could have a material adverse effect on our business, financial condition or results of operations. Our international operations and sales are subject to a number of other risks including:
▪	Impact of recessions in economies outside of the United States;

▪	Performance of our international channel of distributors;

▪	Foreign certification requirements, including continued ability to use the “CE” mark in Europe;

▪	Reduced or limited protections of intellectual property rights in jurisdictions outside the United States;

▪	Longer accounts receivable collection periods;

▪	Potentially adverse tax consequences; and

▪	Multiple protectionist, adverse and changing foreign governmental laws and regulations.
Any one or more of these factors stated above could have a material adverse effect on our business, financial condition or results of operations. For additional discussion about our foreign currency risks, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”
     We Rely on Our Direct Sales Force and Network of International Distributors to Sell Our Products and any Failure to Maintain Our Direct Sales Force and Distributor Relationships Could Harm Our Business. Our ability to sell our products and generate revenue depends upon our direct sales force within the United States and relationships with independent distributors outside the United States. Currently our direct sales force consists of 18 employees and we maintain relationships with 77 independent distributors internationally selling our products into 107 countries through four direct Area Sales Managers. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are entirely dependent on the efforts of these third parties. If any distributor breaches or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory would be adversely affected.
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
     If We Lose Key Personnel or Fail to Integrate Replacement Personnel Successfully, Our Ability to Manage Our Business Could Be Impaired. Our future success depends upon the continued service of our key management, technical, sales, and other critical personnel. Our officers and other key personnel are employees-at-will, and we cannot assure you that we will be able to retain them. Key personnel have left our company in the past and there likely will be additional departures of key personnel from time to time in the future. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, and the results of our operations. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain highly qualified personnel. Competition for qualified personnel in our industry and the San Francisco Bay Area, as well as other geographic markets in which we recruit, is intense and characterized by increasing salaries, which may increase our operating expenses or hinder our ability to recruit qualified candidates. In addition, the integration of replacement personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful.
     We Face Manufacturing Risks. The manufacture of our infrared and visible light photocoagulators and the related delivery devices (including EndoProbes) is a highly complex and precise process. We assemble critical subassemblies and all of our final products at our facility in Mountain View, California. We may experience manufacturing difficulties, quality control issues or assembly constraints, particularly with regard to new products that we may introduce. We may not be able to manufacture sufficient quantities of our products, which may require that we qualify other manufacturers for our products. Furthermore, we may experience delays, disruptions, capacity constraints or quality control problems in our manufacturing operations and, as a result, product shipments to our customers could be delayed, which would negatively impact our net revenues.
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
     We Depend on Sole Source or Limited Source Suppliers. We rely on third parties to manufacture substantially all of the components used in our products, including optics, laser diodes and crystals. We have some long term or volume purchase agreements with our suppliers and currently purchase components on a purchase order basis. Some of our suppliers and manufacturers are sole or limited sources. In addition, some of these suppliers are relatively small private companies that may discontinue their operations at any time. There are risks associated with the use of independent manufacturers, including the following:
▪	Unavailability of, shortages or limitations on the ability to obtain supplies of components in the quantities that we require;

▪	Delays in delivery or failure of suppliers to deliver critical components on the dates we require;

▪	Failure of suppliers to manufacture components to our specifications, and potentially reduced quality; and

▪	Inability to obtain components at acceptable prices.
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
     Our Operating Results May Fluctuate from Quarter to Quarter and Year to Year. Our sales and operating results may vary significantly from quarter to quarter and from year to year in the future. Our operating results are affected by a number of factors, many of which are beyond our control. Factors contributing to these fluctuations include the following:
•	General economic uncertainties and political concerns;

•	The timing of the introduction and market acceptance of new products, product enhancements and new applications;

•	Changes in demand for our existing line of dermatology and ophthalmic products;

•	The cost and availability of components and subassemblies, including the ability of our sole or limited source suppliers to deliver components at the times and prices that we have planned;

•	Our ability to maintain sales volumes at a level sufficient to cover fixed manufacturing and operating costs;

•	Fluctuations in our product mix between dermatology and ophthalmic products and foreign and domestic sales;

•	The effect of regulatory approvals and changes in domestic and foreign regulatory requirements;

•	Introduction of new products, product enhancements and new applications by our competitors, entry of new competitors into our markets, pricing pressures and other competitive factors;

•	Our long and highly variable sales cycle;

•	Changes in the prices at which we can sell our products;

•	Changes in customers’ or potential customers’ budgets as a result of, among other things, reimbursement policies of government programs and private insurers for treatments that use our products; and

•	Increased product innovation costs.
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
     Our Stock Price Has Been and May Continue to be Volatile and an Investment in Our Common Stock Could Suffer a Decline in Value. The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. From time to time, we meet with investors and potential investors. In addition, we receive attention by securities analysts and present at analyst meetings when invited. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes. In addition, the stock market has experienced extreme volatility in the last few years that has often been unrelated to the performance of particular companies. These broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.
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
     We Depend on Collaborative Relationships to Develop, Introduce and Market New Products, Product Enhancements and New Applications. We depend on both clinical and commercial collaborative relationships. We have entered into collaborative relationships with academic medical centers and physicians in connection with the research and innovation and clinical testing of our products. Commercially, we currently collaborate with Bausch & Lomb to design and manufacture a solid-state green wavelength (532 nm) laser photocoagulator module, called the Millennium Endolase module. The Millennium Endolase module is designed to be a component of Bausch & Lomb’s ophthalmic surgical suite product offering and is not expected to be sold as a stand-alone product. Sales of the Millennium Endolase module are dependent upon the actual order rate from and shipment rate to Bausch & Lomb, which depends on the efforts of our partner and is beyond our control. We cannot assure you that our relationship with

Bausch & Lomb will result in further sales of our Millennium Endolase module. The failure to obtain any additional future clinical or commercial collaborations and the resulting failure or success of such arrangements of any current or future clinical or commercial collaboration relationships could have a material adverse effect on our ability to introduce new products or applications and therefore could have a material adverse effect on our business, results of operations and financial condition.
     We Face Risks Associated with our Collaborative and OEM Relationships. Our collaborators may not pursue further development and commercialization of products resulting from collaborations with us or may not devote sufficient resources to the marketing and sale of such products. For example, in 2005 we developed and sold a laser system on an OEM basis for a third party which positively impacted the gross margins during the third quarter. We cannot be assured that these types of relationships will continue over a longer period. Our reliance on others for clinical development, manufacturing and distribution of our products may result in unforeseen problems. Further, our collaborative partners may develop or pursue alternative technologies either on their own or in collaboration with others. If a collaborator elects to terminate its agreement with us, our ability to develop, introduce, market and sell the product may be significantly impaired and we may be forced to discontinue altogether the product resulting from the collaboration. We may not be able to negotiate alternative collaboration agreements on acceptable terms, if at all. The failure of any current or future collaboration efforts could have a material adverse effect on our ability to introduce new products or applications and therefore could have a material adverse effect on our business, results of operations and financial condition.
     We are Dependent on the Successful Outcome of Clinical Trials of Our Products and New Applications Using Our Products. Our success will depend in part on the successful outcome of clinical trials of our products and new applications using our products. Clinical trials are long, expensive and uncertain processes. If the future results of any clinical trial regarding our products fails to demonstrate improved outcomes of treatment using our products, our ability to generate revenues from new products or new applications using our products would be adversely affected. We have supported several clinical trials, including, for example, the TTT4CNV and the PTAMD clinical trials.
     The TTT4CNV clinical trial was a physician initiated multi-center, prospective, double-masked, placebo-controlled, randomized trial conducted at 22 centers in the United States conducted to determine whether TTT laser treatment using our OcuLight SLx infrared laser system and Large Spot Slit Lamp Adapter can reduce the risk of vision loss for patients with wet age-related macular degeneration (“wet AMD”) compared to a randomized control. In October 2004, we announced that the preliminary visual outcome data in the intent-to-treat evaluation showed that TTT, as applied in the TTT4CNV trial, showed favorable trends but overall did not demonstrate a significant beneficial effect relative to sham treatments and announced that further subgroup analysis would be conducted. Since that time, results of subgroup analysis have demonstrated a statistically significant benefit in a subgroup of patients with baseline visual acuity of 20/100 or worse. Within the TTT4CNV Clinical trial, about 41% of the patients enrolled had baseline vision of 20/100 or worse. Specifically, at 12 months following treatment 23% of TTT treated eyes improved vision by one or more lines and 14% of TTT treated eyes improved vision by three or more lines compared with none of the eyes in the placebo treated control group. Furthermore, at 18 months, there was a 2 line benefit in preserving vision in this subgroup when compared to placebo treated eyes. Specifically, TTT treated eyes on average lost 2 lines of visual acuity while placebo treated eyes lost 4 lines. Comparing these results to alternative therapies, it is not clear where TTT will eventually fit into the treatment regimen of wet AMD, therefore any impact on laser sales related to these trial results may take a number of years.
     The PTAMD clinical trial was a physician initiated multi-center, prospective, randomized trial conducted at 21 centers in the North America conducted to determine whether a MIP laser treatment using our OcuLight SLx infrared laser system and Slit Lamp Adapter could (1) Provide a prophylactic benefit from a single subthreshold laser treatment in slowing the progression of AMD from dry (drusen) to wet (CNV); and (2) Was there a therapeutic benefit from a single subthreshold laser treatment in drusen reduction and vision in these eyes compared to a randomized control. Eligible patients with dry AMD were enrolled into one of two arms. Patients with dry AMD in one eye and wet AMD in the other eye were placed in one arm (The Unilateral study arm), while patients with dry AMD in both eyes were placed in the second arm (The Bilateral study arm). In April 2000, we announced that enrollment of patients into the Unilateral study arm was stopped at 243 patients as results showed that: (1) Treatment did not reduce the incidence of choroidal neovascularization and, in fact, was associated with a significantly higher incidence of CNV compared to observed eyes; and (2) Treatment did not improve visual acuity. In October 2005, initial results from the PTAMD Bilateral study arm were presented. A total of 1278 eyes were enrolled in the Bilateral study arm and followed for up to 5 years. Results showed that: (1) There was no beneficial prophylactic treatment effect on CNV occurrence; and there was no trend toward a beneficial effect; and (2) The study did show a therapeutic benefit in drusen reduction and vision in treated eyes. Drusen significantly reduced after a single sub-threshold infrared laser treatment at 12 months and at 24 months (P<0.0001). In all eyes enrolled visual acuity changes showed some indication of a beneficial effect of treatment at 18 months and onward. At month 24 treated eyes showed a 1.5 letter beneficial difference in VA compared to the observed eye (P=0.04); Treated eyes also had a higher percentage (12% vs. 8%) showing a 2 or more line gain. In a sub-group of eyes with 20/30 or worse baseline VA the beneficial effect of treatment was more pronounced. At month 24 treated eyes showed a 4.0 letter (~1 line) beneficial difference in VA with treated eyes improving 2.9 letters and observed eyes losing 1.1 letters (P=0.0034). Treated eyes had a higher percentage (31% vs. 19%) showing a 2 or more line gain. and a lower percentage (13% vs. 22%) showing a 2 or more line loss. Additional results will be presented during 2006. It is still too early to determine the eventual position of laser treatment of drusen in the overall treatment regimen of dry AMD, therefore any impact on laser sales related to these trial results may take a number of years.

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
     We Rely on Patents and Proprietary Rights to Protect our Intellectual Property and Business. Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued fifteen United States patents and five foreign patents on the technologies related to our products and processes. We have approximately five pending patent applications in the United States and five foreign pending patent applications that have been filed. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.

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
     Any claims, with or without merit, and regardless of whether we are successful on the merits, would be time-consuming, result in costly litigation and diversion of technical and management personnel, cause shipment delays or require us to develop noninfringing technology or to enter into royalty or licensing agreements. An adverse determination in a judicial or administrative proceeding and failure to obtain necessary licenses or develop alternate technologies could prevent us from manufacturing and selling our products, which would have a material adverse effect on our business, results of operations and financial condition. In October 2005, the Company filed suit against Synergetics, USA, Inc. for infringement of a patent. The Company seeks injunctive relief, monetary damages, treble damages, cost and attorneys’ fees. Synergetics answered the Company’s complaint in November 2005 and denied liability for patent infringement, filing counterclaims seeking a declaratory judgment that it did not infringe the Company’s patent. Synergetics also brought three additional counterclaims for false advertising, commercial disparagement, trade libel, injurious falsehood, unfair competition, disparagement of property, slander of goods and defamation, under state and federal law, based upon allegations that the Company had raised safety issues involving Synergetics’ product with the Food and Drug Administration and the public. Synergetics seeks monetary damages, costs and attorneys’ fees. While we believe its not material to the Company’s operation, the company may incur significant dedication of management resources and legal costs in connection with this lawsuit.
     The Requirements of Complying with the Sarbanes-Oxley Act of 2002 Might Strain Our Resources, Which May Adversely Affect Our Business and Financial Condition. We are subject to a number of requirements, including the reporting requirements of the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002. These requirements might place a strain on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, our management’s attention might be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, and operating results. In addition, we might need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and we might not be able to do so in a timely fashion.
     Our Operating Results May be Adversely Affected by Changes in Third Party Coverage and Reimbursement Policies and any Uncertainty Regarding Healthcare Reform Measures. Our ophthalmology products are typically purchased by doctors, clinics, hospitals and other users, which bill various third-party payers, such as governmental programs and private insurance plans, for the health care services provided to their patients. Third-party payers are increasingly scrutinizing and challenging the coverage of new products and the level of reimbursement for covered products. Doctors, clinics, hospitals and other users of our products may not obtain adequate reimbursement for use of our products from third-party payers. While we believe that the laser procedures using our products have generally been reimbursed, payers may deny coverage and reimbursement for our products if they determine that the device was not reasonable and necessary for the purpose used, was investigational or was not cost-effective. In addition, third party payers may not initiate coverage of new procedures using our products for a significant period. In September 2000, the Center for Medicare and Medicaid Services, or CMS, advised that claims for reimbursement for certain age related macular degeneration, or AMD, procedures which use our OcuLight SLx laser system, could be submitted for reimbursement, with coverage and payment to be determined by the local medical carriers at their discretion. To date five carriers representing 17 states have written reimbursement coverage policies on Transpupillary Thermotherapy, or TTT. The states reimbursing for TTT are Alaska, Arizona, California, Colorado, Hawaii, Iowa, Idaho, Mississippi, North Carolina, North Dakota, Nevada, Oregon, Pennsylvania, South Dakota, Tennessee, Washington and Wyoming. Domestic sales of the OcuLight SLx laser system may continue to be limited until more local medical carriers reimburse for performing such AMD procedures or until CMS advises that claims for these procedures may be submitted directly to CMS at the national level. The clinical results of the TTT4CNV trial and other clinical trials may influence the individual state or CMS decision to reimburse for certain laser procedures. In November 2005, IRIDEX filed a CPT (Current Procedural Terminology) Change Request Form seeking the extension of Category III (Emerging Technology) codes 0016T and 0017T for wet and dry forms of AMD.
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
     If We Fail to Manage Growth Effectively, Our Business Could Be Disrupted Which Could Harm Our Operating Results. We have experienced and may continue to experience growth in our business. We have made and expect to continue to make significant investments to enable our future growth through, among other things, new product innovation and clinical trials for new applications and products. We must also be prepared to expand our work force and to train, motivate and manage additional employees as the need for additional personnel arises. Our personnel, systems, procedures and controls may not be adequate to support our future operations. Any failure to effectively manage future growth could have a material adverse effect on our business, results of operations and financial condition.
     If Our Facilities Were To Experience Catastrophic Loss, Our Operations Would Be Seriously Harmed. Our facilities could be subject to catastrophic loss such as fire, flood or earthquake. All of our research and product innovation activities, manufacturing, our corporate headquarters and other critical business operations are located near major earthquake faults in Mountain View, California. Any such loss at any of our facilities could disrupt our operations, delay production, shipments and revenue and result in large expense to repair and replace our facilities.
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
     Failure to Remediate the Material Weaknesses in Our Disclosure Controls and Procedures in a Timely Manner, or At All, Could Harm Our Operating Results or Cause Us to Fail to Meet Our Regulatory or Reporting Obligations. We evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and, based on this evaluation, management concluded that as of December 31, 2005, our disclosure controls and procedures were not effective because of the material weaknesses detailed in Item 9A, Part II (Controls and Procedures) of this report. In particular, the material weakness was identified related to a failure to maintain adequate period-end review procedures over general ledger accounts. As a result, an error in a system generated custom inventory report and errors in two key spreadsheets related to warranty and deferred revenue resulted in incorrect entries being recorded to the financial statements which were not identified and corrected by management in a timely manner. While we believe that the material weaknesses did not have a material effect on our reported results, they nevertheless constituted deficiencies in our disclosure controls and procedures. In addition, to remediate the material weaknesses summarized above, we may need to implement additional controls over the preparation and review of key spreadsheets, implement automated general ledger reports to replace existing key spreadsheets where possible, correct a system generated custom report to include additional information necessary to prepare accurate financial information, implement additional review procedures and enhance the current capabilities of the finance function. If, despite our remediation efforts, we fail to ameliorate our material weaknesses, we could be subject to regulatory scrutiny and a loss of public confidence in our disclosure controls and procedures. These remediation efforts will likely increase our general and administrative expenses and could, therefore, have an adverse effect on our reported net income.
     Even if we are to successfully remediate such material weaknesses, because of its inherent limitations, our disclosure controls and procedures may not prevent or detect misstatements or material omissions. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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
          Interest Rate Risk. We are subject to interest rate risks on cash and cash equivalents, available-for-sale marketable securities and any future financing requirements. Interest rate risks related to marketable securities are managed by managing maturities in our marketable securities portfolio. As of December 31, 2005, our available-for-sale marketable securities have an average of 50 days to maturity. We have no long-term debt as of December 31, 2005.
          The fair value of our investment portfolio or related income would not be significantly impacted by changes in interest rates since the marketable securities maturities do not extend beyond fiscal year 2006 and the interest rates are primarily fixed.
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
Item 8. Financial Statements and Supplementary Data
          Our consolidated balance sheets as of December 31, 2005 and January 1, 2005 and the consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005, together with the related notes and the report of our independent auditors, are on the following pages. Additional required financial information is described in Item 14.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of IRIDEX Corporation:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of IRIDEX Corporation and its subsidiaries at December 31, 2005 and January 1, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
San Jose, California
March 31, 2006

IRIDEX Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December
	31,	January 1,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$12,655	$10,381
Available-for-sale securities	8,779	3,323
Accounts receivable, net of allowance for doubtful accounts of $559 in 2005 and $466 in 2004	6,589	7,404
Inventories, net	8,594	8,922
Prepaids and other current assets	885	814
Short term deferred income taxes	1,415	1,808

Total current assets	38,917	32,652
Long term portion of available-for-sale securities	—	4,324
Property and equipment, net	1,114	852
Deferred income taxes	1,073	1,265

Total assets	$41,104	$39,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,094	$1,233
Accrued expenses	4,421	5,167
Deferred revenue	1,072	910

Total liabilities	6,587	7,310

Commitments and contingencies (Note 5).

Stockholders’ Equity
Convertible Preferred Stock, $.01 par value:
Authorized: 2,000,000 shares;
Issued and outstanding: none	—	—
Common Stock, $.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding: 7,520,358 shares in 2005 and 7,308,857 shares in 2004	76	74
Additional paid-in capital	26,334	25,281
Accumulated other comprehensive loss	(27)	(35)
Treasury stock, at cost	(430)	(430)
Retained earnings	8,564	6,893

Total stockholders’ equity	34,517	31,783

Total liabilities and stockholders’ equity	$41,104	$39,093

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	December 31,	January 1,	January 3,
	2005	2005	2004
Sales	$37,029	$32,810	$31,699
Cost of sales	18,854	17,922	17,628

Gross profit	18,175	14,888	14,071

Operating expenses:
Research and development	4,195	4,509	4,032
Sales, general and administrative	12,171	11,455	10,087

Total operating expenses	16,366	15,964	14,119

Income (loss) from operations	1,809	(1,076)	(48)
Interest and other income, net	528	319	212

Income (loss) before income taxes	2,337	(757)	164
Benefit from (provision for) income taxes	(666)	355	207

Net income (loss)	$1,671	$(402)	$371

Basic net income (loss) per common share	$0.23	$(0.06)	$0.05

Diluted net income (loss) per common share	$0.21	$(0.06)	$0.05

Shares used in net income (loss) per common share basic calculations	7,405	7,200	6,933

Shares used in net income (loss) per common share diluted calculations	7,880	7,200	7,072

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Income (Loss)	Earnings	Total
Balances, December 28, 2002	6,905,998	$70	$23,631	$(430)	$3	$6,924	$30,198
Issuance of Common Stock under Stock Option Plan	52,466		179				179
Issuance of Common Stock under Employee Stock Purchase Plan	28,569		75				75
Tax Benefit of Employee Stock Option Plan			15				15
Change in unrealized gains on available-for-sale securities					(4)		(4)
Net income						371	371

Balances, January 3, 2004	6,987,033	70	23,900	(430)	(1)	7,295	30,834
Issuance of Common Stock under Stock Option Plan	294,852	4	1,081				1,085
Issuance of Common Stock under Employee Stock Purchase Plan	26,972		122				122
Tax Benefit of Employee Stock Option Plan			178				178
Change in unrealized gains on available-for-sale securities					(34)		(34)
Net loss						(402)	(402)

Balances, January 1, 2005	7,308,857	74	25,281	(430)	(35)	6,893	31,783
Issuance of Common Stock under Stock Option Plan	183,873	2	661				663
Issuance of Common Stock under Employee Stock Purchase Plan	27,628		134				134
Tax Benefit of Employee Stock Option Plan			171				171
Change in unrealized gains on available-for-sale securities					8		8
Warrants issued for services			87				87
Net income						1,671	1,671

Balances, December 31, 2005	7,520,358	$76	$26,334	$(430)	$(27)	$8,564	$34,517

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	January 1,	January 3,
	2005	2005	2004
Cash flows from operating activities:
Net income (loss)	$1,671	$(402)	$371
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	435	384	703
Issuance of warrant	87	—	—
Provision for doubtful accounts	132	376	(142)
Provision for inventories	407	694	(63)
Deferred income taxes	585	(579)	(235)
Changes in assets and liabilities:
Accounts receivable	683	(1,232)	1,631
Inventories	(436)	(895)	2,067
Prepaids and other current assets	(71)	120	(175)
Accounts payable	(139)	204	372
Accrued expenses	(746)	1,787	356
Deferred revenue	162	314	203

Net cash provided by operating activities	2,770	771	5,088

Cash flows from investing activities:
Purchases of available-for-sale securities	(8,770)	(7,681)	(5,755)
Proceeds from maturity of available-for-sale securities	7,646	5,751	2,356
Acquisition of property and equipment	(340)	(386)	(603)

Net cash used in investing activities	(1,464)	(2,316)	(4,002)

Cash flows from financing activities:
Issuance of common stock under stock purchase and option plans	968	1,385	269

Net cash provided by financing activities	968	1,385	269

Net increase (decrease) in cash and cash equivalents	2,274	(160)	1,355
Cash and cash equivalents, beginning of year	10,381	10,541	9,186

Cash and cash equivalents, end of year	$12,655	$10,381	$10,541

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$209	$25	$138
The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended	Year Ended	Year Ended
	December 31,	January 1,	January 3,
	2005	2005	2004
Net income (loss)	$1,671	$(402)	$371
Other comprehensive loss:
Changes in unrealized losses on available-for-sale securities, net	6	(34)	(4)

Comprehensive income (loss)	$1,677	$(436)	$367

The accompanying notes are an itegral part of these consolidated financial statements.

IRIDEX Corporation
Notes to Consolidated Financial Statements
1.	Business of the Company
     Description of Business
     IRIDEX Corporation is a worldwide provider of therapeutic based laser systems used to treat eye diseases in ophthalmology and skin lesions in dermatology.
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
     Available-for-Sale Securities
     All marketble securities as of December 31, 2005 and January 1, 2005 are considered to be available-for-sale and therefore are carried at fair value. Available-for-sale securities are classified as current assets when they have scheduled maturities of less than one year. Available-for-sale securities are classified as non current assets when they have scheduled maturities of more than one year. Marketable securities include auction rate and floating rate securities. These securities are structured as short-term, highly liquid investments that can be readily converted into cash every 30, 60 or 90 days. However, since the stated or contractual maturities of these securities is greater than 90 days, these securities are classified as marketable securities and not cash equivalents. Unrealized holding gains and losses on such securities are reported net of related taxes as a separate component of stockholders’ equity until realized. Realized gains and losses on sales of all such securities are reported in interest and other income and are computed using the specific identification cost method.
     Sales Returns Allowance and Allowance for Doubtful Accounts
     In the process of preparing financial statements we must make estimates and assumptions that affect the reported amount of assets and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, we must estimate future product returns related to current period product revenue. We analyze historical returns, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowance and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. The provision for sales returns amounted to $0.2 million in 2005, 2004 and 2003. Similarly our management must make estimates of the uncollectibility of our accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.
     Inventories
     Inventories are stated at the lower of cost or market and include on-hand inventory, sales demo inventory and service loaner inventory. Cost is determined on a standard cost basis which approximates actual cost on a first-in, first-out (FIFO) method. Lower of cost or market is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory and are charged to cost of goods sold. Factors influencing these adjustments include changes in demand, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. Revisions to these adjustments would be required if these factors differ from our estimates.
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
     Revenue Recognition
     Revenue from product sales is recognized upon receipt of a purchase order and product shipment provided no significant obligations remain and collection of the receivables is reasonably assured. Shipments are generally made with Free-On-Board (FOB) shipping point terms, whereby title passes upon shipment from our dock. Any shipments with FOB receiving point terms are recorded as revenue when the shipment arrives at the receiving point. Up-front fees received in connection with product sales are deferred and recognized over the associated product shipments. Revenue relating to extended warranty contracts is recognized on a straight line basis over the period of the applicable warranty contract. We recognize service repair revenue upon completion of the work. Cost is recognized as incurred.
     Deferred Revenue
     Revenue related to warranty contracts is recognized on a straight line basis over the period of the applicable contract. Cost is recognized as incurred. A reconciliation of the changes in the Company’s deferred revenue balances for the years ended January 1, 2005 and December 31, 2005 follows (in thousands):

Balance, January 3, 2004	$596

Additions to deferral	1,146

Revenue recognized	(832)

Balance, January 1, 2005	910

Additions to deferral	1,451

Revenue recognized	(1,289)

Balance, December 31, 2005	$1,072

     Warranty
     The Company accrues for estimated warranty costs upon shipment of products. Actual warranty costs incurred have not materially differed from those accrued. The Company’s warranty policy is effective for shipped products which are considered defective or fail to meet the product specifications. Warranty costs are reflected in the statement of operations as a cost of sales. A reconciliation of the changes in the Company’s warranty liability for the years ended January 1, 2005 and December 31, 2005 follows (in thousands):

Balance, January 3, 2004	$801

Accruals for warranties issued during the year	861

Settlements made in kind during the year	(729)

Balance, January 1, 2005	$933

Accruals for warranties issued during the year	1,163

Settlements made in kind during the year	(968)

Balance, December 31, 2005	$1,128

     Research and Development
     Research and development expenditures are charged to operations as incurred.
     Advertising
     We expense advertising costs as they are incurred. Advertising expenses for 2005, 2004 and 2003 were $288,000, $218,000 and $311,000, respectively.
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
     The following table provides a reconciliation of net income (loss) to pro forma net loss as if the fair value method had been applied to all awards (in thousands, except per share data):

	Year Ended	Year Ended	Year Ended
	December 31,	January 1,	January 3,
	2005	2005	2004
Net income (loss), as reported	$1,671	$(402)	$371

Add: Total stock based compensation expense determined under fair value based method for all awards, net of tax	(966)	(560)	(534)

Pro forma net income (loss)	$705	$(962)	$(163)

Basic net income (loss) per share:

As reported	$0.23	$(0.06)	$0.05

Pro forma	$0.10	$(0.13)	$(0.02)

Diluted net income (loss) per share:

As reported	$0.21	$(0.06)	$0.05

Pro forma	$0.09	$(0.13)	$(0.02)

     The fair value of each option grant has been estimated on the date of grant using the Black-Scholes multiple option pricing model with the following weighted average assumptions:

	2005		2004		2003
	Group A	Group B	Group A	Group B	Group A	Group B
Risk-free Interest Rates	4.40%	4.40%	3.50%	3.50%	3.30%	3.30%
Expected Life	7 years	5 years	4 years	4 years	4 years	4 years
Volatility	0.83	0.77	0.88	0.88	0.88	0.88
Dividend Yield	—	—	—	—	—	—
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
     The weighted average grant-date fair value per share of those options granted in 2005, 2004 and 2003 was $4.45, $4.89 and $2.96, respectively.
     The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees, or in Conjunction with Selling Goods and Services,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123.” Stock-based compensation expense related to stock options granted to non-employees is recognized on a straight line basis as the stock options are earned. The stock-based compensation expense will fluctuate as the deemed fair market value of the common stock fluctuates. There were no equity instruments issued to non-employees in 2005, 2004 and 2003.
     The Company has also estimated the fair value for the purchase rights issued under our 1995 Employee Stock Purchase Plan, under the Black-Scholes valuation model using the following assumptions for 2005, 2004 and 2003:

	2005	2004	2003
Risk-free Interest Rates	4.20%	2.56%	1.45%
Expected Life	0.5 year	0.5 year	0.5 year
Volatility	0.46	0.84	0.86
Dividend Yield	—	—	—
     The weighted average grant-date fair value per share of those purchase rights granted in 2005, 2004 and 2003 was $2.19, $1.37 and $1.01, respectively.
     Concentration of Credit Risk and Other Risks and Uncertainties
     The Company’s cash and cash equivalents are deposited in demand and money market accounts of three financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and therefore, bear minimal risk.

     The Company markets its products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letter of credit. Management performs ongoing credit evaluations of our customers and maintains an allowance for potential credit losses. Historically, the Company has not experienced any significant losses related to individual customers or group of customers in any particular geographic area. For the years ended December 31, 2005, January 1, 2005 and January 3, 2004 no customer accounted for greater than 10% of revenue. As of December 31, 2005, January 1, 2005 and January 3, 2004 no customers accounted for more than 10% of accounts receivable.
     The Company’s products require approvals from the Food and Drug Administration and international regulatory agencies prior to commercialized sales. The Company’s future products may not receive required approvals. If the Company were denied such approvals, or if such approvals were delayed, it would have a materially adverse impact on the Company’s business, results of operations and financial condition.
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
     Fiscal Year
     The Company’s fiscal year covers a 52 or 53 week period and ends on the Saturday nearest December 31. Fiscal year 2004 and 2005 included 52 weeks. Fiscal year 2003 included 53 weeks.
     Net Income (loss) per Share
     Basic and diluted net income (loss) per share are computed by dividing net income (loss) for the year by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income (loss) per share excludes potential common stock if their effect is anti-dilutive. Potential common stock consists of incremental common shares issuable upon the exercise of stock options. See Note 10.
     Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, "Share-Based Payment — An Amendment of FASB Statements No. 123 and 95” (“SFAS 123R”). The new pronouncement replaces the existing requirements under SFAS 123 and APB 25. According to SFAS 123R, all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the statement of operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB 25 and generally requires that such transactions be accounted for using a fair-value based method. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options; however, we are currently assessing which model we may use in the future under the new statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than would result from the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that would result in different accounting treatment than is currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan, and the presentation of these tax benefits within the statement of cash flows. We will adopt SFAS 123R using the prospective method of adoption.
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
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our results of operations, financial position or cash flows.

3.	Balance Sheet Detail
     Available-for-sale securities (in thousands):

		Unrealized	Estimated	Maturity
	Cost	Gain (Loss)	Fair Value	Dates
As of December 31, 2005, available-for-sale securities consisted of the following:
Corporate notes	$5,442	$(19)	$5,423	2/06–6/06
Government agencies	3,364	(8)	3,356	1/06–3/06

Total	$8,806	$(27)	$8,779

As of January 1, 2005, short term available-for-sale securities consisted of the following :
Corporate notes	$3,345	$(22)	$3,323	5/05 – 8/05

Total	$3,345	$(22)	$3,323

As of January 1, 2005, long term available-for-sale securities consisted of the following :

Corporate notes	$4,312	$(12)	$4,324	2/06 – 5/06

Total	$4,312	$(12)	$4,324

     There were no realized capital gains or losses recognized in 2005, 2004 and 2003.

	December 31,	January 1,
	2005	2005
Inventories:
Raw materials and work in process	$5,191	$5,460
Finished goods	3,403	3,462

Total inventories	$8,594	$8,922

Property and Equipment:
Equipment	$4,937	$4,264
Leasehold improvements	1,921	1,903
Less: accumulated depreciation and amortization	(5,744)	(5,315)

Property and equipment, net	$1,114	$852

Depreciation expense related to property and equipment was $435,000, $384,000 and $703,000 for the years ended December 31, 2005, January 1, 2005 and January 3, 2004.

Accrued Expenses:
Accrued payroll, vacation and related expenses	$1,671	$1,100
Accrued warranty	1,129	933
Income taxes payable	552	783
Sales and use tax payable	220	1,277
Other accrued expenses	849	1,074

Total accrued expenses	$4,421	$5,167

     4. Bank Borrowings
     The Company has a revolving line of credit agreement with a bank expiring on October 5, 2006, which provides for borrowings of up to $4.0 million at the bank’s prime rate (7.25% at December 31, 2005).

The agreement contains restrictive covenants including prohibiting payment of dividends without the bank’s prior consent. There were no borrowings against the credit line at December 31, 2005.
5. Commitments and Contingencies
     Lease Agreements
     The Company leases its operating facilities under a noncancelable operating lease. In September 2003, the Company entered into a lease amendment for our facility in Mountain View. The original lease term of this facility, which ended in February 2004, was amended and extended until February 2009. The lease was also amended to grant the Company an option to renew this lease for an additional five year period beginning 2009 until 2014 at a base monthly rental amount to be negotiated at the time of the renewal. Rent expense totaled $403,000, $403,000 and $606,000 for the years ended December 31, 2005, January 1, 2005 and January 3, 2004 respectively.
     Future minimum lease payments under current operating leases at December 31, 2005 are summarized as follows (in thousands):

Fiscal Year	Operating Lease Payments
2006	$402
2007	416
2008	429
2009	72

$1,319

     License Agreements
     The Company is obligated to pay royalties equivalent to 5% and 7.5% of sales on certain products under certain license agreements. Royalty expense was $71,000, $80,000 and $93,000 for the years ended December 31, 2005, January 1, 2005 and January 3, 2004, respectively.
     Contingencies
     In October 2005, the Company filed suit against Synergetics, USA, Inc. for infringement of a patent. The Company seeks injunctive relief, monetary damages, treble damages, cost and attorneys’ fees. Synergetics answered the Company’s complaint in November 2005 and denied liability for patent infringement, filing counterclaims seeking a declaratory judgment that it did not infringe the Company’s patent. Synergetics also brought three additional counterclaims for false advertising, commercial disparagement, trade libel, injurious falsehood, unfair competition, disparagement of property, slander of goods and defamation, under state and federal law, based upon allegations that the Company had raised safety issues involving Synergetics’ product with the Food and Drug Administration and the public. Synergetics seeks monetary damages, costs and attorneys’ fees. The Company’s response to those counterclaims was a denial of wrongdoing and a reference to the expiration of the statute of limitations on those claims. Management believes that liabilities resulting from such proceedings, or claims which are pending or known to be threatened will not have a material adverse effect on the Company’s financial position or results of operation. While we believe it’s not material to the company’s operations, the company may incur significant dedication of management resources and legal costs in connection with this lawsuit.

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
     6. Stockholders’ Equity
     Convertible Preferred Stock
     Our Articles of Incorporation authorize 2,000,000 shares of undesignated preferred stock. Preferred Stock may be issued from time to time in one or more series. As of December 31, 2005, we had no preferred stock issued and outstanding.
     Treasury Stock
     In December 1998, we instituted a stock repurchase program whereby up to 150,000 shares of our Common Stock may be repurchased in the open market. We plan to utilize all of the reacquired shares for reissuance in connection with our employee stock programs. In 2003, 2004 and 2005, no shares of Common Stock were repurchased. As of December 31, 2005 we have repurchased 103,000 shares of common stock. There are no plans to repurchase additional shares as the stock repurchase program has been discontinued in 2005.
     Stock Option Plans
     Amended and Restated 1989 Incentive Stock Plan
     The Amended and Restated 1989 Plan (the “1989 Plan”) provided for the grant of options and stock purchase rights to purchase shares of our Common Stock to employees and consultants. The terms of the 1989 Plan, which expired in August 1999, are substantially the same as the 1998 Plan described below.
     1998 Stock Plan
     The 1998 Stock Plan (the “1998 Plan”), as amended, provides for the granting to employees (including officers and employee directors) of incentive stock options and for the granting to employees (including officers and employee directors) and consultants of nonstatutory stock options, stock purchase rights (“SPRs”), restricted stock, restricted stock units, performance shares, performance units and stock appreciation rights. The exercise price of incentive stock options and stock appreciation rights granted under the 1998 Plan must be at least equal to the fair market value of the shares at the time of grant. With respect to any recipient who owns stock possessing more than 10% of the voting power of our outstanding capital stock, the exercise price of any option or SPR granted must be at least equal to 110% of the fair market value at the time of grant. Options granted under the 1998 Plan are exercisable at such times and under such conditions as determined by the Administrator; generally over a four year period. The maximum term of incentive stock options granted to any recipient must not exceed ten years; provided, however, that the maximum term of an incentive stock option granted to any recipient possessing more than 10% of the voting power of our outstanding capital stock must not exceed five years. In the case of SPRs, unless the Administrator determines otherwise, we have a repurchase option exercisable upon the voluntary or involuntary termination of the purchaser’s employment with us for any reason (including death or disability). Such repurchase option lapses at a rate determined by the Administrator. The purchase price for shares repurchased by us is the original price paid by the purchaser. As of December 31, 2005 and January 1, 2005, no shares were subject to repurchase. The form of consideration for exercising an option or stock purchase right, including the method of payment, is determined by the Administrator. The 1998 Plan expires in June 2008.
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
     The Director Plan terminated in 2005.
     Stand-Alone Option
     In July 2005, in connection with the employment of the Company’s Chief Executive Officer, the Company’s Board of Directors granted a stand alone option, outside of the Company’s existing stock plans, to the Chief Executive Officer. The option entitles Mr. Caldwell to purchase up to 234,104 shares of the Company’s common stock at an exercise price of $6.07 per share. In conjunction with the employment of the Company’s Chief Executive Officer, in consideration of services performed under a recruiting contract, the Company issued a warrant to purchase 25,000 shares of the Company’s common stock at an exercise price of $6.07 per share. The warrant is exercisable at any time and expires on July 5, 2008. The fair value of the warrants of $87,000 was recorded as an expense for the twelve month period ended December 31, 2005. The fair value of the warrant was calculated using the Black-Scholes pricing model with the following assumptions: dividend yield 0 percent, contractual life of 3 years, risk free rates of 4.04 percent and volatility of 83 percent. At December 31, 2005, the warrant remains outstanding.

          2005 Employee Stock Purchase Plan
          Our 2005 Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the Board of Directors in June 2005. The total number of shares of common stock reserved for issuance under the Purchase Plan at December 31, 2005 was 57,822. The Purchase Plan permits eligible employees (including officers) to purchase Common Stock through payroll deductions, which may not exceed 10% of an employee’s compensation. No employee may purchase more than $25,000 worth of stock in any calendar year or more than 2,000 shares of Common Stock in any twelve-month period. The price of shares purchased under the Purchase Plan is 85% of the lower of the fair market value of the Common Stock at the beginning of the offering period or the end of the offering period.
          Information with respect to activity under these option plans are set forth below (in thousands except share and per share data):

		Outstanding Options
	Shares			Weighted
	Available	Number	Aggregate	Average
	for Grant	of Shares	Price	Exercise Price
Balances, December 28, 2002	399,747	1,700,863	8,687	5.11
Additional shares reserved	270,000	—	—	—
Options granted	(395,000)	395,000	1,516	3.84
Options exercised		(52,466)	(179)	3.40
Options cancelled	(649)
Options terminated	39,114	(39,114)	(189)	4.83

Balances, January 3, 2004	313,212	2,004,283	9,835	4.91
Additional shares reserved	270,000	—	—	—
Options granted	(214,750)	214,750	1,379	6.42
Options exercised		(294,852)	(1,085)	3.68
Options cancelled	(15,000)
Options terminated	100,789	(100,789)	(701)	6.95

Balances, January 1, 2005	454,251	1,823,392	9,428	5.18
Additional shares reserved	434,104	—	—	—
Options granted	(622,050)	622,050	3,791	6.09
Warrants issued	(25,000)	25,000
Options exercised		(183,873)	(663)	3.60
Options cancelled	(78,355)
Options terminated	132,566	(132,566)	(866)	6.53

Balances, December 31, 2005	295,516	2,154,003	$11,845	$5.50

          The following table summarizes information with respect to stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted Average
	Number	Remaining	Weighted Average	Number	Weighted Average
	Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Range of Exercise Prices	at 12/31/05	(Years)	Price	at 12/31/05	Price
$2.94- $3.50	271,482	7.17	$3.36	176,327	$3.38
$3.52 - $3.98	162,558	6.13	3.67	138,433	3.68
$4.00 - $4.00	284,289	1.80	4.00	284,289	4.00
$4.01 - $5.00	222,710	5.50	4.42	177,420	4.41
$5.08 - $5.50	228,334	7.01	5.24	84,272	5.29
$5.56 - $6.00	119,838	8.62	5.64	38,828	5.62
$6.07 - $6.07	300,000	9.51	6.07	0	0.00
$6.19 - $7.25	228,154	7.85	6.66	102,821	6.72
$7.38 - $9.00	247,950	5.03	8.49	175,431	8.62
$9.06 - $14.88	88,688	4.47	10.22	83,063	10.30

$2.94 - $14.88	2,154,003	6.31	$5.50	1,260,884	5.35

          At January 1, 2005 and January 3, 2004 options to purchase 1,823,392 and 1,354,937 shares of common stock were exercisable at a weighted average exercise price of $ 5.36 and $5.29, respectively.
     7. Employee Benefit Plan
          The Company has a plan known as the IRIS Medical Instruments 401(k) trust to provide retirement benefits through the deferred salary deductions for substantially all employees. Employees may contribute up to 15% of their annual compensation to the plan, limited to a maximum amount set by the Internal Revenue Service. The plan also provides for Company contributions at the discretion of the Board of Directors. On April 1, 2000 the Company commenced a Company match for the 401(k) in the amount of 50% of employee contributions up to an annual maximum of $1,000 per year. The Company contributions totaled $94,000 in 2005, $88,000 in 2004 and $89,000 in 2003.
     8. Income Taxes
          The provision for income taxes includes:

	Year Ended	Year Ended	Year Ended
	December 31,	January 1,	January 3,
	2005	2005	2004
Current:
Federal	$59	$212	$19
State	31	14	9

	90	226	28

Deferred:
Federal	451	(519)	(148)
State	125	(62)	(87)

	576	(581)	(235)

Income tax provision (benefit)	$666	$(355)	$(207)

          The Company’s effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

	Year Ended	Year Ended	Year Ended
	December 31,	January 1,	January 3,
	2005	2005	2004
Income tax provision at statutory rate	34%	34%	34%
State income taxes, net of federal benefit	6%	8%	6%
Tax exempt interest	0%	0%	0%
Nondeductible permanent differences	1%	(5%)	19%
Research and development credits	(13%)	12%	(164%)
Other	0%	(2%)	(22%)

Effective tax rate	28%	47%	(127%)

          The tax effect of temporary differences and carry-forwards that give rise to significant portions of the net deferred tax assets are presented below (in thousands):

	December 31,	January 1,
	2005	2005
Fixed assets	$558	$640
Accrued liabilities	595	1,039
Allowance for excess and obsolete inventories	599	514
Research credit	514	626
State tax	1	1
Allowance for doubtful accounts	215	184
Other	6	69

Net deferred tax asset	$2,488	$3,073

          As of December 31, 2005, the Company had Federal and State research credit carryforwards of approximately $192,000 and $451,000 available to offset future liabilities. The Federal credits will begin expiring in 2022 if not used. The state research credits do not expire.
9. Major Customers and Business Segments
          The Company operates in two reportable segments: the ophthalmology medical device segment and the dermatology medical device segment. In both segments, the Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, disposables and service and support activities.
          In the years ended December 31, 2005, January 1, 2005 and January 3, 2004, no customer individually accounted for more than 10% of our revenue.
          Revenue information shown (in thousands) by geographic region is as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	January 1,	January 3,
	2005	2005	2004
United States	$22,713	$19,894	$20,072
Europe	$7,138	6,498	5,297
Rest of Americas	$1,703	631	1,000
Asia/Pacific Rim	$5,475	5,787	5,330

	$37,029	$32,810	$31,699

          Revenues are attributed to countries based on location of customers.
          In the years ended December 31, 2005, January 1, 2005 and January 3, 2004, no country individually accounted for more than 10% of the Company’s sales, except for the United States, which accounted for 61.4% of sales in 2005, 60.6% in 2004 and 63.3% in 2003.

     Information on reportable segments for the three years ended December 31, 2005, January 1, 2005, and January 3, 2004 is as follows:

	Year Ended December 31, 2005
	Ophthalmology	Dermatology
	Medical Devices	Medical Devices	Total
Sales	$30,663	$6,366	$37,029

Direct cost of goods sold	$10,374	$3,138	$13,512

Direct gross margin	$20,289	$3,228	$23,517

Total unallocated indirect costs			$21,708

Income from operations			$1,809

	Year Ended January 1, 2005
	Ophthalmology	Dermatology
	Medical Devices	Medical Devices	Total
Sales	$27,753	$5,057	$32,810

Direct cost of goods sold	$9,876	$2,898	$12,774

Direct gross margin	$17,877	$2,159	$20,036

Total unallocated indirect costs			$21,112

Loss from operations			$(1,076)

	Year Ended January 3, 2004
	Ophthalmology	Dermatology
	Medical Devices	Medical Devices	Total
Sales	$26,160	$5,539	$31,699

Direct cost of goods sold	$9,217	$2,782	$11,999

Direct gross margin	$16,943	$2,757	$19,700

Total unallocated indirect costs			$19,748

Loss from operations			$(48)

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

	Year Ended	Year Ended	Year Ended
	December 31,	January 1,	January 3,
	2005	2005	2004
Net income (loss)	$1,671	$(402)	$371

Denominator — Net income (loss) per common share
Weighted average common stock outstanding	7,405	7,200	6,933
Effect of dilutive securities
Weighted average common stock options	475	—	139

Total weighted average stock and options outstanding	7,880	7,200	7,072

Net income (loss) per common share	$0.23	$(0.06)	$0.05

Diluted net income (loss) per common share	$0.21	$(0.06)	$0.05

          In 2005 and 2003, there were 454,918 and 791,406 outstanding options to purchase shares, respectively, at weighted average exercise prices of $8.48 and $6.99 per share, respectively, that were not included in the computation of diluted net income (loss) per common share since, in each case, the exercise price of the options exceeded the market price of the common stock. In 2004, there were 463,588 options outstanding at a weighted average exercise price of $8.65 that were not included in the computation of diluted net loss per common share because their effect was antidilutive. These options could dilute earnings per share in future periods.
11. Selected Quarterly Financial Data, (Unaudited)

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Year Ended December 31, 2005
Sales	$8,145	$9,387	$9,081	$10,416
Gross profit	$3,678	$4,545	$4,879	$5,073
Net income (loss)	$(20)	$430	$879	$381
Net income (loss) per common share	$(0.00)	$0.06	$0.12	$0.05
Diluted net income (loss) per common share	$(0.00)	$0.05	$0.11	$0.05

Year Ended January 1, 2005
Sales	$7,392	$8,109	$8,178	$9,131
Gross profit	$3,215	$3,807	$3,470	$4,396
Net income (loss)	$(17)	$133	$(720)	$202
Net income (loss) per common share	$(0.00)	$(0.02)	$(0.10)	$0.03
Diluted net income (loss) per common share	$(0.00)	$(0.02)	$(0.10)	$0.03

Item 9. Changes in And Disagreements with Accountants On Accounting and Financial Disclosure
          Not applicable.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures.
a) Evaluation of disclosure controls and procedures.
The Company’s management evaluated, with the participation of its Chief Executive Officer (CEO) and its Chief Financial Officer (CFO), the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13A-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “’34 Act”) as of the end of the period covered by this report.
Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in the Company’s reports filed under the ’34 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information is accumulated and communicated to management, including the CEO and CFO, is appropriate to allow timely decisions regarding required disclosure. Internal control procedures, which are designed with the objective of providing reasonable assurance that the Company’s transactions are properly authorized, its assets are safeguarded against unauthorized or improper use and its transactions are properly recorded and reported, are intended to permit the preparation of the Company’s financial statements in conformity with generally accepted accounting principles. To the extent that elements of our internal control over financial reporting are included within our disclosure controls and procedures, they are included in the scope of our quarterly controls evaluation.
Based on that evaluation, the CEO and CFO concluded, due to the material weakness described below, that as of the end of the period covered by this report, the disclosure controls and procedures were ineffective in ensuring that all material information required to be disclosed in the reports the Company files and submits under the ’34 Act has been made known to them on a timely basis and that such information has been properly recorded, processed, summarized and reported, as required. As discussed in (b) below, the Company is taking steps to remediate the material weakness.
In connection with the annual audit of the Company’s financial statements as of December 31, 2005, the Company’s independent registered public accounting firm communicated to the Company’s management and the Audit Committee of the Board of Directors that they had identified a control deficiency that existed in the design or operation of the Company’s internal controls over financial reporting that they considered to be a material weakness, because the control deficiency resulted in more than a remote likelihood that a material misstatement could occur in the Company’s annual financial statements and not be prevented or detected. The material weakness identified by the Company’s independent accountants relates to a failure to maintain adequate period-end review procedures over general ledger accounts. As a result, an error in a system generated custom inventory report and errors in two key spreadsheets related to warranty and deferred revenue resulted in incorrect entries being recorded to the financial statements which were not identified and corrected by management in a timely manner.
b) Changes in internal control over financial reporting.
In response to the deficiencies noted above, the Company has identified the following corrective actions necessary to address the material weakness described above, as follows:
•	Implement additional controls over the preparation and review of key spreadsheets

•	Implement automated general ledger reports to replace existing key spreadsheets where possible,

•	Correct a system generated custom report to include additional information necessary to prepare accurate financial information

•	Implement additional review procedures

•	Enhance the current capabilities of the finance function.
The Company has begun implementing these corrective actions and believes that these corrective actions, once implemented, will mitigate the material weakness that was identified.
In addition, we reviewed our internal controls during the quarter ended December 31, 2005, and there were no other changes in our internal controls or in other factors that could significantly affect those controls during the period covered by this report.
Item 9B. Other Information
          Not applicable.

PART III
          Certain information required by Part III has been omitted from this Form 10-K. This information is instead incorporated herein by reference to our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders (the “Proxy Statement”), which we will file within 120 days after the end of our fiscal year pursuant to Regulation 14A in time for our Annual Meeting of Stockholders to be held June 8, 2006.
Item 10. Directors and Executive Officers of the Registrant
          Information regarding our directors is incorporated herein by reference to “Proposal One - Election of Directors—Nominees” in our Proxy Statement. The information concerning our current executive officers is incorporated herein by reference to “Executive Officers” in our Proxy Statement. Information regarding delinquent filers is incorporated by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement. Information regarding our code of business conduct and ethics is incorporated herein by reference to “Proposal One – Election of Directors – Corporate Governance Matters – Code of Business Conduct and Ethics” in our Proxy Statement.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

		Page in
		Form 10-K
		Report
(a)	The following documents are filed in Part II of this Annual Report on Form 10-K:

	1. Financial Statements
	Report of Independent Registered Public Accounting Firm	42
	Consolidated Balance Sheets as of December 31, 2005 and January 1, 2005	43
	Consolidated Statements of Operations for the years ended December 31, 2005, January 1, 2005 and January 3, 2004	44
	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, January 1, 2005 and January 3, 2004	45
	Consolidated Statements of Cash Flows for the years ended December 31, 2005, January 1, 2005 and January 3, 2004	46
	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2005, January 1, 2005 and January 3, 2004	47
	Notes to Consolidated Financial Statements	48
	2. Financial Statement Schedule

The following financial statement schedule of IRIDEX Corporation for the years ended December 31, 2005, January 1, 2005 and January 3, 2004 is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of IRIDEX Corporation.

	Schedule II – Valuation and Qualifying Accounts	68
          Other schedules have been omitted because they are either not required, not applicable, or the required information is included in the consolidated financial statements or notes thereto.
     3. Exhibits

Exhibits	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2(2)	Amended and Restated Bylaws of Registrant.

10.1(1)	Form of Indemnification Agreement with directors and officers.

10.2(1)	2005 Employee Stock Purchase Plan.

10.3(5)	Employment Agreement with Barry G. Caldwell dated July 5, 2005.

10.4(6)	Executive Transition Agreement entered into by and between the Company and Theodore A. Boutacoff dated April 28, 2005.

10.5(6)	Amended and Restated Severance and Change of Control Agreement entered into by and between the Company and Larry Tannenbaum on April 29, 2005.

10.6(4)	Lease Agreement dated December 6, 1996 by and between Zappettini Investment Co. and the Registrant, as amended.

10.7(3)	1998 Stock Option Plan, as amended.

21.1(1)	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See page 69).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibits	Exhibit Title

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Exhibits filed with the Registration Statement on Form SB-2 (No. 333-00320-LA) which was declared effective on February 15, 1996.

(2)	Incorporated by reference to the Exhibits in Registrant’s Report on Form 10-Q for the quarter ended October 3, 1998.

(3)	Incorporated by reference to the Exhibits in Registrant’s Proxy Statement for the Company’s 1998 Annual Meeting of Stockholders which was filed April 30, 1998.

(4)	Incorporated by reference to the Exhibits in Registrant’s Report on Form 10-Q for the quarter ended September 27, 2003.
Trademark Acknowledgments
          IRIDEX, the IRIDEX logo, IRIS Medical, OcuLight, IQ810, VariLite, DioLite XP, SmartKey, EndoProbe and Apex are our registered trademarks. IRIDERM, G-Probe, DioPexy, DioVet, TruFocus, TrueCW, UltraView, DioLite 532, Long Pulse, MicroPulse Scanlite Scanner, ColdTip Handpiece, Varispot Handpiece and EasyFit product names are our trademarks. All other trademarks or trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

Schedule II
IRIDEX CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Charged to		Balance
	Beginning of	Costs and		at End of
Description	The Period	Expenses	Deductions	The Period
Balance for the year ended January 3, 2004:
Allowance for doubtful accounts receivable	$262	$—	$(142)	$120
Provision for inventory	$1,106	$—	$(63)	$1,043
Balance for the year ended January 1, 2005:
Allowance for doubtful accounts receivable	$120	$376	$(30)	$466
Provision for inventory	$1,043	$694	$—	$1,737
Balance for the year ended December 31, 2005:
Allowance for doubtful accounts receivable	$466	$132	$(39)	$559
Provision for inventory	$1,737	$407	$(89)	$2,055

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 31st day of March, 2006.

IRIDEX CORPORATION
By:	/s/ Barry G. Caldwell
Barry G. Caldwell
President, Chief Executive Officer, and Director

          KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Barry G. Caldwell and Larry Tannenbaum, jointly and severally, their attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign on behalf of the undersigned any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and each of the undersigned does hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.
          Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

/s/ Barry G. Caldwell	President, Chief Executive Officer, and Director	March 31, 2006

(Barry G. Caldwell)	(Principal Executive Officer)

/s/ Larry Tannenbaum	Chief Financial Officer and Vice President, Administration	March 31, 2006

(Larry Tannenbaum)	(Principal Financial and Accounting Officer)

/s/ James L. Donovan	Vice President, Corporate Business	March 31, 2006

(James L. Donovan)	Development and Director

/s/ Robert K. Anderson	Director	March 31, 2006

(Robert K. Anderson)

/s/ Donald L. Hammond	Director	March 31, 2006

(Donald L. Hammond)

/s/ Sanford Fitch	Director	March 31, 2006

(Sanford Fitch)

/s/ Garrett A. Garrettson	Director	March 31, 2006

(Garett A. Garrettson)

/s/ Theodore A. Boutacoff	Chairman of the Board	March 31, 2006

(Theodore A. Boutacoff)

Exhibit Index

Exhibits	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2(2)	Amended and Restated Bylaws of Registrant.

10.1(1)	Form of Indemnification Agreement with directors and officers.

10.2(1)	2005 Employee Stock Purchase Plan.

10.3(5)	Employment Agreement with Barry G. Caldwell dated July 5, 2005.

10.4(6)	Executive Transition Agreement entered into by and between the Company and Theodore A. Boutacoff dated April 28, 2005.

10.5(6)	Amended and Restated Severance and Change of Control Agreement entered into by and between the Company and Larry Tannenbaum on April 29, 2005.

10.6(4)	Lease Agreement dated December 6, 1996 by and between Zappettini Investment Co. and the Registrant, as amended.

10.7(3)	1998 Stock Option Plan, as amended.

21.1(1)	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See page 69).

31.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Exhibits filed with the Registration Statement on Form SB-2 (No. 333-00320-LA) which was declared effective on February 15, 1996.

(2)	Incorporated by reference to the Exhibits in Registrant’s Report on Form 10-Q for the quarter ended October 3, 1998.

(3)	Incorporated by reference to the Exhibits in Registrant’s Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders which was filed April 29, 2005.

(4)	Incorporated by reference to the Exhibits in Registrant’s Report on Form 10-Q for the quarter ended September 27, 2003.

(5)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K dated July 5, 2005.

(6)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K dated April 28, 2005.