Form 10-Q/A
period 2006-04-01
IRIDEX CORP
filed 2006-12-22
CIK 1006045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer ☐     Accelerated Filer ☐      Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock, $0.01 par value, issued and outstanding as of May 5, 2006 was 7,673,269.
EXPLANATORY NOTE
     Iridex Corporation is amending its Form 10-Q for the quarter ended April 1, 2006 (the “Amendment”), to reflect adjustments to its condensed consolidated financial statements and Management’s Discussion and Analysis from the filing submitted to the Securities and Exchange Commission on May 16, 2006, (the “Original Filing”). The Amendment relates to the correction of errors resulting from the inappropriate recognition of revenue during the quarter as further discussed in Note 2 to the condensed consolidated financial statements. This amendment does not describe other events occurring after the original filing, including exhibits, or modify or update those disclosures affected by subsequent events. This Amendment should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, as information in such reports and documents may update or supersede certain information contained in this Amendment. Accordingly, this Amendment only amends and restates Items 1, 2 and 4 of Part I of the Original Filing. In each case, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby. Additionally, pursuant to the rules of the Securities and Exchange Commission, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications of the CEO and CFO. As required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, the certifications of our CEO and CFO are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.

IRIDEX Corporation

Part I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
IRIDEX Corporation
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	April 1,	December 31,
	2006	2005
	(restated)
Assets

Current assets:
Cash and cash equivalents	$3,256	$12,655
Available-for-sale securities	18,166	8,779
Accounts receivable, net	6,098	6,589
Inventories	8,771	8,594
Prepaids and other current assets	1,090	885
Current deferred income taxes	1,415	1,415

Total current assets	38,796	38,917
Property and equipment, net	1,063	1,114
Deferred income taxes	1,073	1,073

Total assets	$40,932	$41,104

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,109	$1,094
Accrued expenses	3,268	4,421
Deferred revenue	1,013	1,072

Total liabilities	5,390	6,587

Contingencies (Note 5)
Stockholders’ equity:
Common stock	78	76
Additional paid-in capital	27,643	26,334
Accumulated other comprehensive loss	(10)	(27)
Treasury stock	(430)	(430)
Retained earnings	8,261	8,564

Total stockholders’ equity	35,542	34,517

Total liabilities and stockholders’ equity	$40,932	$41,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	April 1,	April 2,
	2006	2005
	(restated)
Sales	$8,843	$8,145
Cost of sales	4,581	4,467

Gross profit	4,262	3,678

Operating expenses:
Research and development	1,121	1,039
Sales, general and administrative	3,932	2,797

Total operating expenses	5,053	3,836

Loss from operations	(791)	(158)
Interest and other income, net	179	126

Loss before income taxes	(612)	(32)
Benefit from income taxes	309	12

Net loss	$(303)	$(20)

Net loss per share – basic and diluted	($0.04)	($0.00)

Shares used in computing net loss per share – basic and diluted	7,587	7,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	April 1,	April 2,
	2006	2005
	(restated)
Cash flows from operating activities:
Net loss	$(303)	$(20)

Adjustments to reconcile net loss to net cash used in operating activities:		—

Depreciation and amortization	133	113
Stock-based compensation	457	—
Tax benefit from stock option exercises	249	—
Excess tax benefit related to stock-based compensation expense	(124)	—
Provision for doubtful accounts	(4)	(5)
Provision for excess and obsolete inventories	67	57
Changes in operating assets and liabilities:
Accounts receivable	495	561
Inventories	(257)	(646)
Prepaids and other current assets	(205)	(264)
Accounts payable	15	(54)
Accrued expenses	(1,153)	(1,109)
Deferred revenue	(59)	52

Net cash used in operating activities	(689)	(1,315)

Cash flows from investing activities:
Purchases of available-for-sale securities	(15,512)	(7,151)
Proceeds from maturity of available-for-sale securities	6,142	4,331
Acquisition of property and equipment	(69)	(115)

Net cash used in investing activities	(9,439)	(2,935)

Cash flows from financing activities:

Issuance of common stock	605	71
Excess tax benefit related to stock-based compensation expense	124	—

Net cash provided by financing activities	729	71

Net decrease in cash and cash equivalents	(9,399)	(4,179)

Cash and cash equivalents at beginning of period	12,655	10,381

Cash and cash equivalents at end of period	$3,256	$6,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended
	April 1,	April 2,
	2006	2005
	(restated)
Net loss	$(303)	$(20)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities, net of tax	9	(16)

Comprehensive loss	$(294)	$(36)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of IRIDEX Corporation (“IRIDEX”, “Iridex” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement have been included.
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
2. Restatement
     As disclosed in the Company’s Current report on Form 8-K dated August 21, 2006, in August 2006, the Audit Committee of the Board of Directors engaged outside counsel and initiated an independent review of the Company’s revenue recognition practices. This review was initiated in response to an allegation made by a former employee that the Company had recognized revenues prematurely in its fourth fiscal quarter of 2004. The investigation concluded that the Company has prematurely recognized revenue in 2004, but the error did not arise from any wrongful intent to impact the Company’s financial reporting. In the course of this review, other errors unrelated to the allegation were identified from the period beginning in the fourth quarter of 2003 through the first quarter of 2006. As it relates to the errors identified in the first quarter of 2006, the Company determined that it was necessary to restate its financial results for the quarter ended April 1, 2006 to reflect adjustments to the previously reported financial information. While the review identified errors relating to the periods from the fourth quarter of 2003 through December 31, 2005, the Audit Committee of the Board of Directors concluded that these errors were not material to the previously issued financial statements. The first quarter of 2006 includes an adjustment to reduce revenue, cost of sales and operating expenses by $81,000, $43,000 and $5,000, respectively, related to the correction of immaterial errors related to prior periods.
     As a result, the condensed consolidated financial statements for the first quarter of 2006 are restated in this Form 10-Q/A. These restated condensed consolidated financial statements reflect adjustments relating to the overstatement of revenue in both the ophthalmology and dermatology segments and the related cost of sales, operating expenses and income tax.
     For the three months ended April 1, 2006, total revenue decreased to $8.8 million from $9.0 million and net loss increased from $0.26 million to $0.30 million. Basic and diluted net loss per share increased from ($0.03) to ($0.04). The overstatement of revenues, cost of sales and the related commissions included in operating expenses consist of errors in the following types of transactions:
•	Recognition of $101,000 of revenue related to sales in which the customer was provided non-standard return rights. The Company also adjusted $64,000 of associated cost of sales and related commissions of $6,000;

•	Failure to defer revenue of $48,000 related to sales in which title transfer did not occur prior to the end of the reporting period. The Company also adjusted $20,000 of associated cost of sales and related commissions of $3,000; and

•	Failure to defer revenue of $18,000 related to the fair value of an undelivered elements under sales arrangements with a multiple-elements. No adjustment to cost of sales or operating expenses was required for this transaction.

•	Tax benefit and accruals for income tax payable increased by $35,000 as a result of the adjustments detailed above.

     The principal effects that these adjustments had on the accompanying condensed consolidated financial statements are as follows (in thousands):

	Condensed Consolidated Balance Sheet April 1, 2006
	As restated	Adjustment	As previously reported
Accounts receivable, net	$6,098	($149)	$6,247

Inventories	8,771	84	8,687

Total current assets	38,796	(65)	38,861

Total assets	40,932	(65)	40,997

Accrued liabilities	3,268	(44)	3,312

Deferred revenue	1,013	18	995

Total liabilities	5,390	(26)	5,416

Retained earnings	8,261	(39)	8,300

Total stockholders’ equity	35,542	(39)	35,581

	Condensed Consolidated Statement of Operations
	for the three months ended April 1, 2006
	As restated	Adjustment	As previously reported
Sales	$8,843	($167)	$9,010

Cost of sales	4,581	(84)	4,665

Gross profit	4,262	(83)	4,345

Loss from operations	(791)	(74)	(717)

Benefit from income taxes	309	35	274

Net loss	(303)	(39)	(264)

Net loss per share, basic and diluted	($0.04)	(0.01)	($0.03)
     These adjustments had no impact on cash flows from operating, investing or financing activities.

3. Summary of Significant Accounting Policies
     The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the Securities and Exchange Commission on April 3, 2006. With the exception of Statement of Financial Accounting Standards No. 123(R), (“SFAS 123(R)”), which the Company adopted on January 1, 2006, the Company’s significant accounting policies have not materially changed as of April 1, 2006.
     Revenue Recognition
     Our revenue is generated from the sale of consoles, delivery devices, disposables and service and support activities. Revenue from product sales is recognized upon receipt of a purchase order and product shipment provided that no significant obligations remain and collection of the receivables is reasonably assured. Shipments are generally made with Free-On-Board (FOB) shipping point terms, whereby title passes upon shipment from our dock. Any shipments with FOB receiving point terms are recorded as revenue when the shipment arrives at the receiving point. Up-front fees received in connection with product sales are deferred and recognized over the associated product shipments. Revenue relating to extended warranty contracts is recognized on a straight line basis over the period of the applicable warranty contract. We recognize repair service revenue upon completion of the work. Cost is recognized as product sales revenue is recognized. The Company’s sales may include post-sale obligations for training or other deliverables. When these obligations are fulfilled after product shipment, the Company recognizes revenue in accordance with the multiple element accounting guidance set forth in Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables.” When the Company has objective and reliable evidence of fair value of the undelivered elements, it defers revenue attributable to the post-sale obligations and recognizes such revenue when the obligation is fulfilled. Otherwise, the Company defers all revenue related to the transaction until all elements are delivered.
     Deferred Revenue
     Deferred revenue related to warranty contracts is recognized on a straight line basis over the period of the applicable warranty contract. Cost is recognized as incurred. A reconciliation of changes in the Company’s deferred revenue balances for the three months ended April 1, 2006 and April 2, 2005 follows (in thousands):

	Three Months Ended
	April 1, 2006	April 2, 2005
	(restated)
Balance, beginning of period	$1,072	$910

Additions to deferral	281	397

Revenue recognized	(340)	(345)

Balance, end of period	$1,013	$962

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

4. Inventories
     Inventories are stated at the lower of cost or market. Cost is determined under a standard cost method, which approximates a first in, first out basis. The components of inventories consist of the following (in thousands):

	April 1,	December 31,
	2006	2005
	(restated)
Raw materials and work in progress	$5,808	$5,191
Finished goods	2,963	3,403

Total inventories	$8,771	$8,594

5. Contingencies
     From time to time, the Company may be engaged in certain administrative proceedings, incidental to its normal business activities. Management believes that liabilities resulting from such proceedings, or claims which are pending or known to be threatened, are adequately covered by liability insurance and will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
     In October 2005, the Company filed a suit against Synergetics USA, Inc. (“Synergetics USA”) for infringement of a patent. The Company seeks injunctive relief, monetary damages, treble damages, cost and attorneys’ fees. Synergetics USA answered our complaint in November 2005, denied liability for patent infringement and filed counterclaims seeking a declaratory judgment that it did not infringe our patent. Synergetics USA also brought three additional counterclaims for false advertising, commercial disparagement, trade libel, injurious falsehood, unfair competition, disparagement of property, slander of goods and defamation, under state and federal law, based upon allegations that we had raised safety issues involving Synergetics’ product with the Food and Drug Administration and the public. Synergetics seeks monetary damages, costs and attorneys’ fees. Our response to these counterclaims was a denial of any wrongdoing and a reference to the expiration of the statute of limitations on those claims.
     In late April 2006, Synergetics USA added IRIDEX as a named co-defendant in a lawsuit previously filed against Innovatech Surgical, Inc. and Peregrine Surgical Ltd. (“Peregrine”) in Pennsylvania. The lawsuit involves the alleged infringement of U.S. patent number 6,984,230 issued to Synergetics, Inc. on January 10, 2006 and entitled “Directional Laser Probe.” Peregrine manufactures an adjustable probe for IRIDEX and Synergetics has claimed that the Peregrine probe infringes on Synergetics patent. As a result, the Company had already been defending this matter, and it is not surprising that Synergetics added IRIDEX as a co-defendant.
     Management believes that liabilities resulting from such proceedings, or claims which are pending or known to be threatened, will not have a material adverse effect on the Company’s financial position or results of operations.

6. Computations of Net Loss Per Common Share
     Basic and diluted net loss per share are computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share includes the dilutive effect of potentially dilutive common stock provided the inclusion of such potential common stock is not antidilutive. Potential common stock consists of incremental common shares issuable upon the exercise of stock options and a warrant to purchase common stock.
     During the three months ended April 1, 2006 and April 2, 2005 options to purchase 2,131,304 and 1,898,249 shares of common stock at weighted average exercise prices of $5.70 and $5.33 per share, respectively, were not included in the computations of diluted net loss per share because their effect was antidilutive. Additionally, for the three months ended April 1, 2006, because of the Company’s loss position for the quarter, a warrant outstanding to purchase 25,000 shares of common stock at an average exercise price of $6.07, and was not included in the computation of diluted net loss per share as its effect was anti-dilutive. No warrant was outstanding for the three month period ended April 2, 2005. These options and the warrant could dilute earnings per share in future periods.
7. Business Segments
     We operate in two reportable segments: the ophthalmology medical devices segment and the dermatology medical devices segment. In both segments, we develop, manufacture and market medical devices. Our revenues arise from the sale of laser consoles, delivery devices, disposables and service and support activities.
     Information on reportable segments for the three months ended April 1, 2006 and April 2, 2005 is as follows (in thousands):

	Three Months Ended April 1, 2006			Three Months Ended April 2, 2005

		Dermatology	Total	Ophthalmology	Dermatology	Total
	Ophthalmology	Medical		Medical	Medical
	Medical Devices	Devices		Devices	Devices

	(restated)	(restated)

Sales	$7,540	$1,303	$8,843	$6,193	$1,952	$8,145

Direct cost of sales	2,529	683	3,212	2,099	996	3,095

Direct gross margin	5,011	620	5,631	4,094	956	5,050

Total unallocated costs			(6,243)			(5,082)

Loss before income taxes			$(612)			$(32)

     Indirect costs of manufacturing, research and development, and selling, general and administrative costs are not allocated to the segments.
     The Company’s assets and liabilities are not evaluated on a segment basis. Accordingly, no disclosure on segment assets and liabilities is provided.
8. Stock–based Compensation
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
     We estimate the fair value of stock options granted using the Black-Scholes option-pricing formula. In conjunction with the adoption of SFAS 123(R) on January 1, 2006, the Company changed its method of attributing the value of stock-based compensation from the multiple award (graded vesting) method to the straight-line single option method for options granted following the adoption of SFAS 123(R).

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
     Information with respect to activity under these option plans are set forth below (in thousand except per share and per share data):

		Weighted Average	Aggregate Intrinsic
	Shares	Exercise Price	Value
Outstanding at December 31, 2005	2,154,003	$5.50	$14,518

Options granted	102,500	8.18	416

Options exercised	(115,590)	4.19	(930)

Options forfeited/cancelled/expired	(9,609)	6.04	(59)

Outstanding at April 1, 2006	2,131,304	5.70	$13,945

     The weighted average grant date fair value of options granted during the three months ended April 1, 2006 was $8.18 per share.
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
     A summary of the status of the Company’s non-vested options as of April 1, 2006 and changes during the period ended April 1, 2006 is presented below (amount in thousands, except per share amounts):

		Weighted Average
		Grant Dated Fair
	Number of Shares	Value
Non-vested at December 31, 2005	893,119	$5.72

Granted	102,500	8.18

Vested	(56,515)	4.60

Cancelled/forfeited	(9,609)	6.04

Non-vested at April 1, 2006	929,495	6.06

     As of April 1, 2006, there were $2.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements under both of the plans. The cost is expected to be recognized over a weighted average period of 3 years.

     The following table summarizes information with respect to stock options outstanding at April 1, 2006:

	Options Outstanding			Options Vested and Exercisable
		Weighted				Weighted
	Number of	Average	Weighted	Number of	Weighted	Average
	Shares	Remaining	Average	Shares	Average	Remaining
Range of	Outstanding at	Contractual	Exercise	Exercisable at	Exercise	Contractual
Exercise Prices	April 1, 2006	Life (Years)	Price	April 1, 2006	Price	Life (Years)
$2.94 - $3.50	260,530	6.93	$3.36	189,314	$3.38	6.81

$3.52 - $4.00	352,796	3.51	$3.87	333,453	$3.88	4.36

$4.01- $5.00	221,020	5.24	$4.42	181,643	$4.41	6.21

$5.08 - $5.50	224,709	6.79	$5.24	87,375	$5.27	6.22

$5.56 - $6.00	118,750	8.36	$5.64	45,705	$5.61	8.60

$6.07 - $6.07	325,000	9.26	$6.07	25,000	$6.07	9.26

$6.19 - $7.63	228,799	6.77	$6.84	111,508	$7.05	7.79

$7.98 - $8.88	264,950	6.16	$8.40	97,748	$8.72	5.70

$9.00 - $12.75	131,000	4.34	$9.65	126,313	$9.68	4.04

$14.88 - $14.88	3,750	0.25	$14.88	3,750	$14.88	0.25

$2.94 - $14.88	2,131,304	6.29	$5.70	1,201,809	$5.41
     As of April 1, 2006, the aggregate intrinsic value of fully vested and exercisable options was $8.2 million.
9. Recent Accounting Pronouncements
     In September 2006, the SEC issued SAB No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB No. 20 and Financial Accounting Standards Board (“FASB”) Statement No. 3, “ for the correction of an error on financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal years ending after November 15, 2006. The Company will be required to adopt this interpretation by December 31, 2006. Management is currently evaluating the requirements of SAB No. 108 and the impact this interpretation may have on the consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on the consolidated financial statements.
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” effective for fiscal years beginning after December 15, 2006. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition. The Company will decide on its policy for interest and penalty classification by the end of 2006 and adopt the Interpretation beginning with the fiscal year ending 2007. Upon adoption, it is not expected that the Interpretation will have a material effect on the Company’s financial position or results of operation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Quarterly Report on Form 10-Q/A contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to levels of future sales and operating results, actual order rate and market acceptance of our products; expectations for future sales growth, generally, including expectations of additional sales from our new products and new applications of our existing products; the potential for production cost decreases and higher gross margins; our ability to develop and introduce new products through strategic alliances; favorable Center for Medicare and Medicaid coverage decisions regarding age related macular degeneration (“AMD”) procedures that use our products; results of clinical studies and risks associated with bringing new products to market; general economic conditions; and levels of international sales. In some cases, forward-looking statements can be identified by terminology, such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including as a result of the factors set forth under “Factors That May Affect Future Operating Results” and other risks detailed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 3, 2006 and detailed from time to time in our reports filed with the Securities and Exchange Commission. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report on Form 10-Q/A. We undertake no obligation to update such forward-looking statements to reflect events or circumstances occurring after the date of this report.
Restatement
     As disclosed in the Company’s Current report on Form 8-K dated August 21, 2006, in August 2006, the Audit Committee of the Board of Directors engaged outside counsel and initiated an independent review of the Company’s revenue recognition practices. This review was initiated in response to an allegation made by a former employee that the Company had recognized revenues prematurely in its fourth fiscal quarter of 2004. The investigation concluded that the Company has prematurely recognized revenue in 2004, but the error did not arise from any wrongful intent to impact the Company’s financial reporting. In the course of this review, other errors in unrelated to the allegation were identified from the period beginning in the fourth quarter of 2003 through the first quarter of 2006. As it relates to the errors identified in the first quarter of 2006, the Company determined that it was necessary to restate its financial results for the quarter ended April 1, 2006 to reflect adjustments to the previously reported financial information. While the review identified errors relating to the periods from the fourth quarter of 2003 through December 31, 2005, the Audit Committee of the Board of Directors concluded that these errors were not material to the previously issued financial statements. The first quarter of 2006 includes an adjustment to reduce revenue, cost of good sold and operating expenses by $81,000, $43,000 and $5,000, respectively, related to the correction of immaterial errors related to prior periods.
     As a result, the condensed consolidated financial statements for the first quarter of 2006 are restated in this Form 10-Q/A. These restated condensed consolidated financial statements reflect adjustments relating to the overstatement of revenue in both the ophthalmology and dermatology segments and the related cost of sales, operating expenses and income tax.
     For the three months ended April 1, 2006, total revenue decreased to $8.8 million from $9.0 million and net loss increased from $0.26 million to $0.30 million. Basic and diluted net loss per share increased from ($0.03) to ($0.04). The overstatement of revenues, cost of sales and the related commissions included in operating expenses consist of errors in the following types of transactions:
•	Recognition of $101,000 of revenue related to sales in which the customer was provided non-standard return rights. The Company also adjusted $64,000 of associated cost of sales and related commissions of $6,000;

•	Failure to defer revenue of $48,000 related to sales in which title transfer did not occur prior to the end of the reporting period. The Company also adjusted $20,000 of associated cost of sales and related commissions of $3,000; and

•	Failure to defer revenue of $18,000 related to the fair value of an undelivered elements under sales arrangements with a multiple-elements. No adjustment to cost of sales or operating expenses was required for this transaction.

•	Tax benefit and accruals for income tax payable increased by $35,000 as a result of the adjustments detailed above.

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
Results of Operations
     The following table sets forth certain operating data as a percentage of sales for the periods indicated.

	Three Months Ended
	April 1,	April 2,
	2006	2005
	(restated)
Sales	100.0%	100.0%

Loss from operations	(8.9)%	(1.9)%
Loss from operations excluding stock-based compensation expense	(3.8%)	(1.9)%
Net loss	(3.4)%	(0.3)%

Net profit/(loss) excluding stock-based compensation expense	1.7%	(0.3)%

     The following table sets forth for the periods indicated the amount of sales for our operating segments and sales as a percentage of total sales.

	Three Months Ended
	April 1, 2006		April 2, 2005
		Percentage of		Percentage of
	Amount	total sales	Amount	total sales
	(restated)	(restated)
Domestic	$5,130	58.0%	$4,925	60.5%

International	3,713	42.0%	3,220	39.5%

Total	8,843	100.0%	8,145	100.0%

Ophthalmology:

Domestic	4,094	46.3%	3,413	41.9%

International	3,446	39.0%	2,780	34.1%

Total	7,540	85.3%	6,193	76.0%

Dermatology:

Domestic	1,036	11.7%	1,512	18.6%

International	267	3.0%	440	5.4%

Total	$1,303	14.7%	$1,952	24.0%

Total recurring revenue	$3,780	42.7%	$3,096	38.0%

Total non-recurring revenue	$5,063	57.3%	$5,049	62.0%
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
     Total sales increased by 8.6% to $8.8 million for the three months ended April 1, 2006 from $8.1 million for the three months ended April 2, 2005. Domestic sales, which represented 58.0% of total sales, increased by 4.2% to $5.1 million for the three months ended April 1, 2006 from $4.9 million for the three months ended April 2, 2005. The increase in domestic sales was a result of a $0.7 million increase in domestic ophthalmology revenue offset by a $0.5 million decrease in domestic dermatology revenue. International sales, which were 42.0% of total sales, increased by 15.3% to $3.7 million for the three months ended April 1, 2006 from $3.2 million for the three months ended April 2, 2005. The increase in international sales was a result of a $0.7 million increase in international ophthalmology sales offset by a $0.2 million decrease in international dermatology revenue.
     Ophthalmology Sales
     Ophthalmology sales increased 21.8% to $7.5 million for the three months ended April 1, 2006 from $6.2 million for the three months ended April 2, 2005. For the three month period ended April 1, 2006, domestic ophthalmology sales increased 20.0% to $4.1 million from $3.4 million for the three months ended April 2, 2005, primarily as a result of a $0.5 million increase in recurring revenue and a $0.2 million increase in unit sales of laser systems. International ophthalmology sales increased 24.0% to $3.4 million for the three months ended April 1, 2006 from $2.8 million for the three months ended April 2, 2005. The increase in international ophthalmology sales during this period was due to a $0.4 million increase in unit sales of laser consoles and a $0.2 million increase in recurring revenue. The increase in recurring revenue related to our focus on disposable laser probes and our increasing installed base.
     Dermatology Sales
     Dermatology sales decreased 33.2% to $1.3 million for the three months ended April 1, 2006 from $2.0 million for the three months ended April 2, 2005. Domestic dermatology sales decreased 31.5% to $1.0 million for the three month period ended April 1, 2006 from $1.5 million for the comparable prior year three month period due primarily to a $0.4 million decrease in unit sales of laser consoles. The decrease in sales reflected to some degree the late timing of the American Academy of Dermatology (AAD) meeting from which sales leads are generated, but more importantly was also indicative of some sales inefficiencies that are being addressed. International dermatology sales decreased 39.3% to $0.3 million for the three months ended April 1, 2006 from $0.4 million for the three months ended April 2, 2005, primarily due to a $0.1 million decrease in unit sales of our laser consoles.
     Gross Margin

	Three Months Ended
	April 1,	April 2,
	2006	2005
	(restated)
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

     Research and Development

	Three Months Ended
	April 1,	April 2,
	2006	2005
	(restated)
Research and development expense as a percentage of total revenue	12.7%	12.8%
Research and development expense as a percentage of total revenue excluding stock-based compensation expense	12.1%	12.8%
     Research and development expenses increased by 7.9% to $1.1 million for the three months ended April 1, 2006 from $1.0 million for the three months ended April 2, 2005. Research and development expenses decreased as a percentage of sales to 12.7% for the three months ended April 1, 2006 from 12.8% for the comparable prior year three-month period. The increase in research and development spending was driven by stock compensation expense and a minor increase in engineering project spending. The decrease in research and development expense as a percentage of sales for the three month period ended April 1, 2006 as compared to the three month period ended April 2, 2005 was due primarily to the level of increased research and development spending relative to the level of increased sales.
     Selling, General and Administrative

	Three Months Ended
	April 1,	April 2,
	2006	2005
	(restated)
Selling, general and administrative expense as a percentage of total revenue	44.4%	34.3%
Selling, general and administrative expense as a percentage of total revenue excluding stock-based compensation expense	40.3%	34.3%
     Our sales, general and administrative expenses increased by 40.6% to $3.9 million for the three months ended April 1, 2006 from $2.8 million for the three months ended April 2, 2005. As a percentage of revenues, sales, general and administrative expenses increased to 44.4% for the three months ended April 1, 2006 from 34.3% for the comparable prior year three-month period. The increase in sales, general and administrative expense in absolute dollars and as a percentage of sales for the three month period ended April 1, 2006 as compared to the three month period ended April 2, 2005 was due to a $0.4 million charge for stock compensation expense as well as an increase of $0.3 million in sales spending associated with increased revenues, an increase of $0.2 million in marketing spending due mainly to increased headcount as well as increased spending on marketing programs and a $0.2 million increase in general and administrative spending associated with increased headcount as well as legal fees.
     Interest and Other Income, net. For the three months ended April 1, 2006, we recorded net other income of $0.2 million as compared with net other income of $0.1 million for the three months ended April 2, 2005. The change in net other income for the three month periods was due primarily to increased interest rates and to increased cash, cash equivalents and available-for-sale securities.
     Income Taxes. The effective income tax rates for the three month periods ending April 1, 2006 was 50.5% and it was 37.5% for the three months ended April 2, 2005. The change in the effective tax rate was driven primarily by the accounting for certain benefits associated with stock compensation expense commencing in 2006.
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
     During the three months ended April 1, 2006, operating activities used $0.7 million of cash. The primary uses of cash included a decrease in accrued liabilities of $1.2 million, a net loss of $0.3 million, an increase in prepaid expenses and other current assets of $0.2 million, a $0.2 million increase in net inventory and a $0.1 million decrease in deferred revenue offset by sources of cash from operating activities which included stock compensation expense of $0.5 million, the tax benefit from stock compensation expense of $0.2 million, a decrease in net accounts receivable of $0.5 million and depreciation of $0.1 million. The decrease in accrued liabilities related primarily to a $0.6 million reduction in accrued payroll related to payout of the fiscal 2005 bonus and to the timing of the salary accrual at December 31, 2005. Miscellaneous decreases in accrued liabilities comprised the remainder of the overall decrease in accrued liabilities. The decrease in net accounts receivable was due to increased collection efforts.
     Investing activities used $9.4 million in cash and cash equivalents during the three months ended April 1, 2006, primarily due to purchases of available-for-sale securities of $9.4 million, net of maturities, and purchases of fixed assets of $0.1 million.
     Net cash provided by financing activities during the three months ended April 1, 2006 was $0.7 million, which consisted of the issuance of common stock under employee option plans and the employee stock purchase plan as well as the tax benefit from stock compensation expense of $0.1 million.
     We believe that, based on current estimates, our cash, cash equivalents and available-for-sale securities together with cash generated from operations and our credit facility will be sufficient to meet our anticipated cash requirements for at least the next 12 months following the quarter ended April 1, 2006. Our liquidity could be negatively affected by a decline in demand for our products, the need to invest in new product development or reductions in spending by our customers as a result of the continuing economic downturn or other factors. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us. See “-Factors That May Affect Future Results – We May Need Additional Capital, which May Not Be Available, and Our Ability to Grow May Be Limited as a Result.”
Accounting Policies
     The Company’s critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 which was filed with the Securities and Exchange Commission on April 3, 2006; however, they have been updated below to reflect the adoption of SFAS 123(R) on January 1, 2006.
     The Company adopted SFAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The Company’s financial statements as of and for the three months ended April 1, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended April 1, 2006 was $0.5 million, which consisted of stock-based compensation expense related to stock options and employee stock purchases. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the three months ended April 2, 2005. See Note 8 for additional information.
     We estimate the fair value of stock options granted using the Black-Scholes option-pricing formula. In conjunction with the adoption of SFAS 123(R) on January 1, 2006, the Company changed its method of attributing the value of stock-based compensation from the multiple award (graded vesting) method to the straight-line single option method.

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
     Currency Rate Risk. As all of our sales and the majority of our expense transactions are denominated in U.S. currency, we do not hedge any balance sheet exposures against future movements in foreign exchange rates. The exposure related to currency rate movements would not have a material impact on future net income or cash flows.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
a) Evaluation of disclosure controls and procedures.
     Our management evaluated, with the participation of our Chief Executive Officer (CEO) and its Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13A-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “’34 Act”), as of the end of the period covered by this report.
     Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in our reports filed under the ’34 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal control procedures, which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and its transactions are properly recorded and reported, are intended to permit the preparation of our financial statements in conformity with generally accepted accounting principles. To the extent that elements of our internal control over financial reporting are included within our disclosure controls and procedures, they are included in the scope of our quarterly controls evaluation.
     A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management determined that the following control deficiencies constitute a material weakness in our internal control over financial reporting as of April 1, 2006.
     In connection with the annual audit of our financial statements as of December 31, 2005, our independent registered public accounting firm communicated to our management and the Audit Committee of the Board of Directors that they had identified a control deficiency that existed in the design or operation of our internal controls over financial reporting that they considered to be a material weakness, because the control deficiency resulted in more than a remote likelihood that a material misstatement could occur in our annual financial statements and not be prevented or detected. Specifically, the material weakness identified by our independent accountants relates to a failure to maintain adequate period-end review procedures to ensure the completeness and accuracy of certain journal entries impacting general ledger accounts. As a result, an error in a system generated custom inventory report and errors in two key spreadsheets related to warranty and deferred revenue resulted in incorrect entries being recorded to the financial statements which were not identified and corrected by management in a timely manner.
     In addition, as disclosed in our Current Report on Form 8-K dated August 21, 2006, in August 2006, subsequent to the three month period covered by this Quarterly Report on Form 10-Q/A, the Audit Committee of the Board of Directors engaged outside counsel and initiated an independent review of the facts and circumstances concerning our revenue recognition practices. This review was initiated in response to an allegation made by a former employee. In the course of this review, errors in revenue recognition were identified from the period beginning in 2003 through the first quarter of 2006. As a result of these errors, the Audit Committee of the Board of Directors determined that it was necessary to restate our financial results for the quarter ended April 1, 2006 to reflect adjustments to the previously reported financial information. While errors were identified in prior years, we concluded that the errors were not material to the previously issued financial statements.
     During the course of its review, subsequent to the three month period covered by this Quarterly Report on Form 10-Q/A, management, with the participation of the CEO and CFO, determined that the Company did not maintain effective controls over the accounting for revenue because of the following material weakness.
     The Company did not maintain effective controls over the completeness and accuracy of the revenue recognition process. Specifically, effective controls were not designed and in place to ensure that all terms and conditions relating to revenue agreements, including verbal and written side arrangements, non-standard terms and multiple element arrangements, were identified to ensure revenue was accurately recorded in accordance with generally accepted accounting principles. Additionally, effective controls were not designed and in place to ensure that sales personnel did not enter into unauthorized side arrangements with customers, including rights of return. This control deficiency resulted in restatements of the Company’s consolidated financial statements for the first quarter of 2006 and adjustments to the second quarter of 2006, affecting revenue, cost of goods sold, operating expenses and inventory. This control deficiency could result in the misstatement of the aforementioned accounts that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness at April 1, 2006.

Plan for remediation of material weaknesses.
     To address the material weaknesses in our internal control over financial reporting identified above, management has designed a remediation plan which will supplement the existing controls of the Company. The remediation plan addresses the following:
     Related to our period-end review procedures:
•	implementation of additional controls over the preparation and review of key spreadsheets;

•	implementation of automated general ledger reports to replace existing key spreadsheets where possible;

•	correction of a system-generated custom report to include additional information necessary to prepare accurate financial information;

•	implementation of additional review procedures; and.

•	enhancement of the current capabilities of the finance function.
     Related to our revenue recognition practices:
•	reassignment of responsibilities for oversight of the sales function and responsibilities for internal control over sales transactions;

•	provision of additional training on a recurring basis for all domestic sales personnel on revenue recognition policies and procedures;

•	establishment of annual formal training for our customer service group on revenue recognition policies and procedures;

•	establishment of a checklist for use by our customer service group in processing revenue transactions to verify proper recognition of revenue and establishment of a procedure by which the checklist is signed off by the preparer and at least one reviewer;

•	establishment of internal audit procedures over all domestic laser sale transactions; and

•	formalization of our sales returns process to include more thorough documentation, review and approval for all returns.
     We began implementing certain corrective actions relating both to our period-end review procedures and our revenue recognition practices subsequent to the three month period covered by this Quarterly Report on Form 10-Q/A. We believe that once all of these corrective actions are implemented, including the enhancement of the capabilities of the finance function, the material weaknesses that were identified will be mitigated.
     Even if we are to successfully remediate each of the material weaknesses described above, because of inherent limitations, our disclosure controls and procedures may not prevent or detect misstatements or material omissions. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
b) Changes in internal control over financial reporting
No change has occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended July 1, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As discussed in (a) above, management is implementing changes in our internal control over financial reporting in connection with the identification of the material weaknesses and design of a plan for remediation of these weaknesses.

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
     In late April 2006, Synergetics USA added IRIDEX as a named co-defendant in a lawsuit previously filed against Innovatech Surgical, Inc. and Peregrine Surgical Ltd in Pennsylvania. The lawsuit involves the alleged infringement of U.S. patent number 6,984,230 issued to Synergetics, Inc. on January 10, 2006 and entitled “Directional Laser Probe.” Because the adjustable probe that Peregrine manufactures for IRIDEX is accused by Synergetics of infringing its patent, IRIDEX had already been defending Peregrine in this matter, and it is not surprising that Synergetics added IRIDEX as a co-defendant. Management believes that liabilities resulting from such proceedings or claims which are pending or known to be threatened, will not have a material adverse effect on the Company’s financial position or results of operations.
Item 1A. Risk Factors
Factors That May Affect Future Results
     In addition to the other information contained in this Quarterly Report Form 10-Q/A, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operation. You should carefully consider the risks described below before making an investment decision.
     We Rely on Continued Market Acceptance of Our Existing Products and Any Decline in Sales of Our Existing Products Would Adversely Affect Our Business and Results of Operations. We currently market visible and infrared light therapeutic-based photocoagulator medical laser systems and delivery devices to the ophthalmology and dermatology markets. We believe that continued and increased sales, if any, of these medical laser systems is dependent upon a number of factors including the following:
•	Acceptance of product performance, features, ease of use, scalability and durability;

•	Acceptance of the company’s new marketing programs;

•	Recommendations and opinions by ophthalmologists, dermatologists, other clinicians, plastic surgeons and their associated opinion leaders, including study outcomes;

•	Price of our products and prices of competing products and technologies;

•	Availability of competing products, technologies and alternative treatments; and

•	Level of reimbursement for treatments administered with our products.

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
     We Face Strong Competition in Our Markets and Expect the Level of Competition to Grow in the Foreseeable Future. Competition in the market for devices used for ophthalmic and dermatology treatment procedures is intense and is expected to increase. Our competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. Our principal competitors in ophthalmology are Lumenis Ltd., Nidek, Carl Zeiss, Inc., Alcon and Synergetics, Inc. Most of these companies currently offer a competitive semiconductor-based laser system in ophthalmology. Also within ophthalmology pharmaceutical alternative treatments for AMD such as Visudyne (Novartis), Macugen (OSI Pharmaceuticals) and Lucentis (Genentech) compete rigorously with traditional laser procedures. Our principal competitors in dermatology are Palomar Technologies, Candela Corporation, Syneron, Lumenis Ltd. and Laserscope. Some competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. Some companies also have greater name recognition than we do and long-standing customer relationships. In addition to other companies that manufacture photocoagulators, we compete with pharmaceuticals, other technologies and other surgical techniques. Some medical companies, academic and research institutions, or others, may develop new technologies or therapies that are more effective in treating conditions targeted by us or are less expensive than our current or future products. Any such developments could have a material adverse effect on our business, financial condition and results of operations.
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
     We Depend on Sales of Our Ophthalmology Products for a Significant Portion of Our Operating Results. We derive, and expect to continue to derive, a large portion of our revenue and profits from sales of our ophthalmology products. For the three months ended April 1, 2006, our ophthalmology sales were $7.6 million or 85.3% of total sales. We anticipate that sales of our ophthalmology products will continue to account for a significant portion of our revenues in the foreseeable future.
     We Depend on International Sales for a Significant Portion of Our Operating Results. We derive, and expect to continue to derive, a large portion of our revenue from international sales. For the three months ended April 1, 2006, our international sales were $3.7 million or 41.2% of total sales. We anticipate that international sales will continue to account for a significant portion of our revenues, particularly ophthalmology, in the foreseeable future. None of our international revenues and costs has been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. The factors stated above could have a material adverse effect on our business, financial condition or results of operations. Our international operations and sales are subject to a number of other risks including:
•	Impact of recessions in economies outside of the United States;

•	Performance of our international channel of distributors;

•	Foreign certification requirements, including continued ability to use the “CE” mark in Europe;

•	Reduced or limited protections of intellectual property rights in jurisdictions outside the United States;

•	Longer accounts receivable collection periods;

•	Potentially adverse tax consequences; and

•	Multiple protectionist, adverse and changing foreign governmental laws and regulations.
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
     Failure to Remediate the Material Weaknesses in Our Disclosure Controls and Procedures in a Timely Manner, or At All, Could Harm Our Operating Results or Cause Us to Fail to Meet Our Regulatory or Reporting Obligations. We evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and, based on this evaluation, management concluded that our disclosure controls and procedures were not effective because of the material weaknesses detailed in Part II (Controls and Procedures), Item 9A of our annual report on form 10-K for the year ended December 31, 2005, which was filed with the SEC on April 3, 2006 and in Item 4 of this Quarterly Report on Form 10-Q/A.
     In particular, the material weaknesses identified related to the Company’s period-end review procedures and revenue recognition practices. We are taking a number of remedial actions designed to remedy the material weaknesses summarized above. However, if despite our efforts, we fail to remediate our material weaknesses, we could be subject to regulatory scrutiny and a loss of public confidence in our disclosure controls and procedures. These remediation efforts will likely increase our general and administrative expenses and could, therefore, have an adverse effect on our reported net income.
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
     Any claims, with or without merit, and regardless of whether we are successful on the merits, would be time-consuming, result in costly litigation and diversion of technical and management personnel, cause shipment delays or require us to develop noninfringing technology or to enter into royalty or licensing agreements. An adverse determination in a judicial or administrative proceeding and failure to obtain necessary licenses or develop alternate technologies could prevent us from manufacturing and selling our products, which would have a material adverse effect on our business, results of operations and financial condition. Management believes that liabilities resulting from such proceedings, or claims which are pending or known to be threatened, are adequately covered by liability coverage and will not have a material adverse effect on the Company’s financial position or results of operation. In October 2005, the Company filed suit against Synergetics, USA, Inc. for infringement of a patent. The Company seeks injunctive relief, monetary damages, treble damages, cost and attorneys’ fees. Synergetics answered the Company’s complaint in November 2005 and denied liability for patent infringement, filing counterclaims seeking a declaratory judgment that it did not infringe the Company’s patent. Synergetics also brought three additional counterclaims for false advertising, commercial disparagement, trade libel, injurious falsehood, unfair competition, disparagement of property, slander of goods and defamation, under state and federal law, based upon allegations that the Company had raised safety issues involving Synergetics’ product with the Food and Drug Administration and the public. Synergetics seeks monetary damages, costs and attorneys’ fees. The Company’s response to those counterclaims was a denial of wrongdoing and a reference to the expiration of the statute of limitations on those claims. While we believe that it is not material to the Company’s operation, the company may incur significant dedication of management resources and legal costs in connection with this lawsuit.
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
     Our Operating Results May be Adversely Affected by Changes in Third Party Coverage and Reimbursement Policies and any Uncertainty Regarding Healthcare Reform Measures. Our ophthalmology products are typically purchased by doctors, clinics, hospitals and other users, which bill various third-party payers, such as governmental programs and private insurance plans, for the health care services provided to their patients. Third-party payers are increasingly scrutinizing and challenging the coverage of new products and the level of reimbursement for covered products. Doctors, clinics, hospitals and other users of our products may not obtain adequate reimbursement for use of our products from third-party payers. While we believe that the laser procedures using our products have generally been reimbursed, payers may deny coverage and reimbursement for our products if they determine that the device was not reasonable and necessary for the purpose used, was investigational or was not cost-effective. In addition, third party payers may not initiate coverage of new procedures using our products for a significant period. In September 2000, the Center for Medicare and Medicaid Services, or CMS, advised that claims for reimbursement for certain age related macular degeneration, or AMD, procedures which use our OcuLight SLx laser system, could be submitted for reimbursement, with coverage and payment to be determined by the local medical carriers at their discretion. To date five carriers representing 17 states have written reimbursement coverage policies on Transpupillary Thermotherapy, or TTT. The states reimbursing for TTT are Alaska, Arizona, California, Colorado, Hawaii, Iowa, Idaho, Mississippi, North Carolina, North Dakota, Nevada, Oregon, Pennsylvania, South Dakota, Tennessee, Washington and Wyoming. Domestic sales of the OcuLight SLx laser system may continue to be limited until more local medical carriers reimburse for performing such AMD procedures or until CMS advises that claims for these procedures may be submitted directly to CMS at the national level. The clinical results of the TTT4CNV trial and other clinical trials may influence the individual state or CMS decision to reimburse for certain laser procedures. In November 2005, we filed a CPT (Current Procedural Terminology) Change Request Form seeking the extension of Category III (Emerging Technology) codes 0016T and 0017T for wet and dry forms of AMD. We learned in early May that the panel had voted to retain the Category III codes 0016T and 0017T on reporting Transpupillary Thermotheraphy/Ablation of macular drusen for an extension of five years or until codes have been accepted for placement in the Category I section of CPT.
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
     The Successful Outcome of Clinical Trials and the Development of New Applications Using Certain of Our Products will Accelerate Future Revenue Growth Rates. The Company’s ability to generate incremental revenue growth will depend, in part, on the successful outcome of clinical trials that lead to the development of new applications using our products. Clinical trials are long, expensive and uncertain processes. If the future results of any of our clinical trials fail to demonstrate improved patient outcomes and/or the development of new product applications, our ability to generate incremental revenue growth would be adversely affected. We have supported several clinical trials, including, for example, the TTT4CNV and the PTAMD clinical trials.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
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
Trademark Acknowledgments
IRIDEX, the IRIDEX logo, IRIS Medical, OcuLight, IQ810, VariLite, DioLite XP, SmartKey, EndoProbe and Apex are our registered trademarks. IRIDERM, G-Probe, DioPexy, DioVet, TruFocus, TrueCW, UltraView, DioLite 532, Long Pulse, MicroPulse, ScanLite Scanner, ColdTip Handpiece, VariSpot Handpiece, TruView and EasyFit product names are our trademarks. All other trademarks or trade names appearing in this Quarterly Report on Form 10-Q/A are the property of their respective owners.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRIDEX Corporation (Registrant)
Date: December 22, 2006	By:	/s/ Larry Tannenbaum
Larry Tannenbaum
Chief Financial Officer and Vice President, Administration (Principal Financial, Principal Accounting Officer and Authorized Signatory)

Exhibit Index
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.