Form 10-Q
period 2006-07-01
IRIDEX CORP
filed 2006-12-22
CIK 1006045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2006

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
The number of shares of common stock, $.01 par value, issued and outstanding as of December 15, 2006 was 7,829,948.

IRIDEX Corporation

Part I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
IRIDEX Corporation
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	July 1,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$3,738	$12,655
Available-for-sale securities	18,540	8,779
Accounts receivable, net	6,035	6,589
Inventories	8,877	8,594
Prepaids and other current assets	777	885
Current deferred income taxes	1,415	1,415

Total current assets	39,382	38,917
Property and equipment, net	1,048	1,114
Deferred income taxes and other long term assets	1,099	1,073

Total assets	$41,529	$41,104

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,356	$1,094
Accrued expenses	3,304	4,421
Deferred revenue	1,224	1,072

Total liabilities	5,884	6,587

Contingencies (Note 6)
Stockholders’ equity:
Common stock	78	76
Additional paid-in capital	28,275	26,334
Accumulated other comprehensive loss	(5)	(27)
Treasury stock	(430)	(430)
Retained earnings	7,727	8,564

Total stockholders’ equity	35,645	34,517

Total liabilities and stockholders’ equity	$41,529	$41,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Sales	$8,804	$9,387	$17,647	$17,532
Cost of sales	4,145	4,842	8,726	9,309

Gross profit	4,659	4,545	8,921	8,223

Operating expenses:
Research and development	1,328	922	2,449	1,961
Sales, general and administrative	3,864	3,065	7,796	5,862

Total operating expenses	5,192	3,987	10,245	7,823

Income (loss) from operations	(533)	558	(1,324)	400
Interest and other income, net	177	130	356	256

Income (loss) before income taxes	(356)	688	(968)	656
Benefit from (provision for) income taxes	(178)	(258)	131	(246)

Net income (loss)	$(534)	$430	$(837)	$410

Net income (loss) per common share – basic	($0.07)	$0.06	($0.11)	$0.06

Net income (loss) per common share – diluted	($0.07)	$0.05	($0.11)	$0.05

Shares used in per common share basic calculations	7,694	7,362	7,641	7,339

Shares used in per common share diluted calculations	7,694	7,955	7,641	7,778

     (A) Results for the three and six months ended July 1, 2006 and July 2, 2005 include stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
	(In thousands)
Cost of sales	$31	$—	$67	$—
Research and development	73	—	121	—
Selling, general and administrative	374	—	747	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Net income (loss)	$(534)	$430	$(837)	$410
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities, net of tax	5	12	14	(13)

Comprehensive income (loss)	$(529)	$442	$(823)	$397

The accompanying notes are an integral part of these condensed consolidated financial statements

IRIDEX Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	July 1,	July 2,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(837)	$410
Adjustments to reconcile net income to net cash provided by (used in) operating activities:		—
Depreciation and amortization	251	223
Stock-based compensation	935	—
Provision for (recoveries of) doubtful accounts	68	36
Provision for excess and obsolete inventories	16	134
Changes in operating assets and liabilities:
Accounts receivable	486	191
Inventories	(299)	(173)
Prepaids and other current assets	108	(160)
Other long term assets	(26)	—
Accounts payable	262	(83)
Accrued expenses	(1,115)	(501)
Deferred revenue	152	469

Net cash provided by operating activities	1	546

Cash flows from investing activities:
Purchases of available-for-sale securities	(18,519)	(3,593)
Proceeds from maturity of available-for-sale securities	8,778	3,016
Acquisition of property and equipment	(185)	(176)

Net cash used in investing activities	(9,926)	(753)

Cash flows from financing activities:
Issuance of common stock	1,008	308

Net cash provided by financing activities	1,008	308

Net increase (decrease) in cash and cash equivalents	(8,917)	101

Cash and cash equivalents at beginning of period	12,655	10,381

Cash and cash equivalents at end of period	$3,738	$10,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of IRIDEX Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement have been included.
     The condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 3, 2006. The results of operations for the three and six months period ended July 1, 2006 are not necessarily indicative of the results for the year ending December 30, 2006 or any future interim period.
2. Restatement of Financial Results for the Quarter Ended April 1, 2006
     As disclosed in the Company’s Current Report on Form 8-K dated August 21, 2006, in August 2006, the Audit Committee of the Board of Directors engaged outside counsel and initiated an independent review of the Company’s revenue recognition practices. This review was initiated in response to an allegation made by a former employee that the Company had recognized revenues prematurely in its fourth fiscal quarter of 2004. The investigation concluded that the Company had prematurely recognized revenue in 2004, but the error did not arise from any wrongful intent to impact the Company’s financial reporting. In the course of this review, other errors unrelated to the allegation were identified from the period beginning in the fourth quarter of 2003 through the first quarter of 2006. As it relates to the errors identified in the first quarter of 2006, the Company determined that it was necessary to restate its financial results for the quarter ended April 1, 2006 to reflect adjustments to the previously reported financial information. While the review identified errors relating to the periods from the fourth quarter of 2003 through December 31, 2005, the Audit Committee of the Board of Directors concluded that these errors were not material to the previously issued financial statements. The six month results of 2006 includes adjustments to reduce revenue, cost of sales and operating expenses by $81,000, $43,000, and $5,000, respectively, related to the correction of immaterial errors related to prior periods.
3. Changes to August 3, 2006 Press Release
     On August 3, 2006, the Company issued a press release announcing results for the three and six months ended July 1, 2006 which was furnished in a Current Report on Form 8-K dated August 3, 2006. Those results differ from the results presented in this Form 10-Q as follows:
•	Increase (decrease) in revenue of $94,000 and ($73,000) for the three and six months ended July 1, 2006, respectively, due to identified errors in revenue recognition in the first quarter of 2006.

•	Increase (decrease) in cost of sales of $53,000 and ($30,000) and operating expenses of $6,000 and $(4,000) for the three and six months ended July 1, 2006, respectively, due to identified errors in revenue recognition in the first quarter of 2006.

•	Increase in operating expenses of $169,000 for the three and six months ended July 1, 2006 due to an increase in the estimated provision for bad debt expense based on updated information available subsequent to the issuance of the press release.

•	Decrease in the income tax benefit of $448,000 and $414,000 for the three and six months ended July 1, 2006, respectively, based on the changes identified above, as well as to a change in the estimated tax rate based on updated forecast results for 2006.
4. Summary of Significant Accounting Policies
     The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the Securities and Exchange Commission on April 3, 2006. With the exception of the adoption of Statement of Financial Accounting Standards No. 123(R), (“SFAS 123(R)”), the Company adopted on January 1, 2006, the Company’s significant accounting policies have not materially changed as of July 1, 2006.
Revenue Recognition
     Our revenue arise from the sale of consoles, delivery devices and service and support activities. Revenue from product sales is recognized upon receipt of a purchase order and product shipment provided that no significant obligations remain and collection of the receivables is reasonably assured. Shipments are generally made with Free-On-Board (FOB) shipping point terms, whereby title passes upon shipment from our dock. Any shipments with FOB receiving point terms are recorded as revenue when the shipment arrives at the receiving point. Up-front fees received in connection with product sales are deferred and recognized over the associated product shipments. Revenue relating to extended warranty contracts is recognized on a straight line basis over the period of the applicable warranty contract. We recognize service repair revenue upon completion of the work. Cost is recognized as product sales revenue is recognized. The Company’s sales may include post-sale obligations for training or other deliverables. When these obligations are fulfilled after product shipment, the Company recognizes revenue in accordance with the multiple element accounting guidance set forth in Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables.” When the Company has objective and reliable evidence of fair value of the undelivered elements, it defers revenue attributable to the post-shipment obligations and recognizes such revenue when the obligation is fulfilled. Otherwise, the Company defers all revenue related to the transaction until all elements are delivered.
Deferred Revenue
     Deferred revenue related to warranty contracts is recognized on a straight line basis over the period of the applicable contract. Cost is recognized as incurred. A reconciliation of changes in the Company’s deferred revenue balances for the six months ending July 1, 2006 and July 2, 2005 follows (in thousands):

	Six Months Ended
	July 1, 2006	July 2, 2005
Balance, beginning of period	$1,072	$910

Additions to deferred revenue	822	1,185

Revenue recognized	(670)	(716)

Balance, end of period	$1,224	$1,379

Warranty
     The Company accrues for an estimated warranty cost upon shipment of products in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” Actual warranty costs incurred have not materially differed from those accrued. The Company’s warranty policy is effective for shipped products which are considered defective or fail to meet the product specifications. Warranty costs are reflected in the statement of operations as a cost of sales. A reconciliation of the changes in the Company’s warranty liability for the six months ending July 1, 2006 and July 2, 2005 follows (in thousands):

	Six Months Ended
	July 1, 2006	July 2, 2005
Balance, beginning of period	$1,128	$933

Accruals for warranties issued during the period	335	679

Settlements made in kind during the period	(534)	(474)

Balance, end of period	$929	$1,138

5. Inventories
     Inventories are stated at the lower of cost or market. Cost is determined under a standard cost, which approximates a first in, first out basis. The components of inventories consist of the following (in thousands):

	July 1,	December 31,
	2006	2005
Raw materials and work in progress	$4,854	$5,191
Finished goods	4,023	3,403

Total inventories	$8,877	$8,594

6. Contingencies
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
     In October 2005, the Company filed a suit against Synergetics USA, Inc. (“Synergetics USA”). The suit is entitled IRIDEX Corporation v. Synergetics USA, Inc., Case No. 4:05CV1916CDP in the United States District Court for the Eastern District of Missouri, Eastern Division, St. Louis for infringement of our patent No. 5,085,492. The Company seeks injunctive relief, monetary damages, treble damages, cost and attorneys’ fees. Synergetics USA answered our complaint in November 2005, denied liability for patent infringement, and filed counterclaims seeking a declaratory judgment that it did not infringe our patent. Synergetics USA also brought three additional counterclaims for false advertising, commercial disparagement, trade libel, injurious falsehood, unfair competition, disparagement of property, slander of goods and defamation, under state and federal law, based upon allegations that we had raised safety issues involving Synergetics’ product with the Food and Drug Administration and the public. Synergetics seeks monetary damages, costs and attorneys’ fees. Our response to these counterclaims was a denial of any wrongdoing and a reference to the expiration of the statute of limitations on those claims.
     On July 7, 2006, the United States District Court for the Eastern District of Missouri, Eastern Division, St. Louis issued a Claim Construction Ruling, interpreting 14 disputed phrases within the Company’s patent No. 5,085,492. The court adopted the Company’s position with respect to 13 of the 14 patent terms, and adopted a position between the Company’s and Synergetics’ positions with respect to the 14th term. On November 2, 2006, the Company amended its complaint to add patent infringement claims against Synergetics USA’s wholly owned subsidiary, Synergetics Inc. On November 10, 2006, Synergetics Inc. and Synergetics USA answered the amended complaint, denying liability for patent infringement and filing counterclaims seeking a declaratory judgment that they did not infringe the Company’s patent. Synergetics Inc. also re-filed the three additional counterclaims relating to disparagement, thereby substituting Synergetics Inc. for Synergetics USA as the plaintiff on those counterclaims. Discovery is scheduled to end on December 22, 2006, and trial is scheduled to begin on April 16, 2007. The Company is confident that its patent claims have merit, and if the parties do not reach a settlement, the Company intends to vigorously pursue its claims to judgment.
     The Company is involved in another suit with Synergetics Inc., entitled Synergetics, Inc. v. Peregrine Surgical, Ltd., Innovatech Surgical, Inc., and IRIDEX Corporation, Case No. 06-CV-107 in the United States District Court for the Eastern District of Pennsylvania. Synergetics filed suit against the Company on April 25, 2006, by adding the Company as a defendant to a then-existing lawsuit against the other two defendants. Synergetics Inc. alleges that the Company infringes its patent and seeks injunctive relief, monetary damages, treble damages, costs and attorneys’ fees. On June 29, 2006, the Company filed its response to Synergetics Inc.’s pleading, denying Synergetics Inc.’s claims and asserting counterclaims seeking a declaratory judgment that it does not infringe Synergetics Inc’s patent. Synergetics Inc. responded to the Company’s counterclaims on July 24, 2006, denying them. On August 10, 2006, the case was reassigned to District Judge Thomas Golden.
     On July 19, 2006, Synergetics Inc. filed suit in the United States District Court for the Eastern District of Missouri against the Company, seeking a declaratory judgment that a laser probe connector system that it announced on July 10, 2006 does not infringe the Company’s patent No. 5,085,492, and seeking a declaratory judgment that the Company’s patent is invalid and unenforceable. This suit is entitled Synergetics, Inc. v. IRIDEX Corporation, Case No. 4:06CV1104CDP. On August 15, 2006, the Company answered the Synergetics Inc. complaint, denying that Synergetics Inc. was entitled to any relief, and filed crossclaims against Synergetics USA Inc. and counterclaims against Synergetics Inc., alleging that they infringe the Company’s patent No. 5,085,492 and seeking injunctive relief, monetary damages, treble damages, costs and attorneys’ fees. On November 20, 2006, the Court ordered that this case (No. 4:06CV1104CDP) be consolidated for all purposes with the case against Synergetics USA pending in the same court (No. 4:05CV1916CDP), that the amended pleadings in the earlier case shall be the operative pleadings, and that this case be administratively closed.
     Management believes that liabilities resulting from the proceedings described above (collectively referred to hereafter in this Quarterly Report on Form 10-Q as the Synergetics Litigation Matters), or claims which are pending or known to be threatened, will not have a material adverse effect on the Company’s financial position or results of operations and are adequately covered by the Company’s liability insurance. However, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

7. Computations of Net Income (Loss) Per Common Share
     Basic and diluted net income (loss) per share are computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income (loss) per share includes the dilutive effect of potentially dilutive common stock provided the inclusion of such potential common stock is not antidilutive. Potential common stock consists of incremental common shares issuable upon the exercise of stock options and a warrant to purchase common shares.
     During the three months ended July 1, 2006, options to purchase 15,500 shares of common stock at a weighted average exercise price of $12.45 per share as well as warrants to purchase 25,000 shares at a weighted average exercise price of $6.07 were outstanding, but were not included in the computations of diluted net income per common share because the exercise price of the related options exceeded the average market price of the common shares. During the three months ended July 2, 2005, options to purchase 700,667 shares of common stock at a weighted average exercise price of $8.28 per share were outstanding but were not included in the computations of diluted net income per common share because the exercise price of the related options exceeded the average market price of the common shares. During the six months ended July 2, 2005, options to purchase 855,781 shares at a weighted average exercise price of $7.84 were outstanding, but were not included in the computations of diluted net income per share because the exercise price of the related options exceeded the average market price of the common shares. During the six months ended July 1, 2006, options to purchase 2,081,448 shares at a weighted average exercise price of $5.80 as well as a warrant to purchase 25,000 shares at a weighted average exercise price of $6.07 were outstanding, but were not included in the computations of diluted net loss per share because their effect was antidilutive. These options could dilute earnings per share in future periods.
8. Business Segments
     We operate in two reportable segments: the ophthalmology medical device segment and the dermatology medical device segment. In both segments, we develop, manufacture and market medical devices. Our revenues arise from the sale of consoles, delivery devices, disposables and service and support activities.
     Information on reportable segments for the three and six months ended July 1, 2006 and July 2, 2005 is as follows (in thousands):

	Three Months Ended July 1, 2006			Three Months Ended July 2, 2005
	Ophthalmology	Dermatology		Ophthalmology	Dermatology
	Medical	Medical		Medical	Medical
	Devices	Devices	Total	Devices	Devices	Total
Sales	$7,681	$1,123	$8,804	$7,687	$1,700	$9,387

Direct cost of goods sold	2,213	475	2,688	2,660	932	3,592

Direct gross margin	5,468	648	6,116	5,027	768	5,795

Total unallocated costs			(6,472)			(5,107)

Pre-tax income (loss)			(356)			688

	Six Months Ended July 1, 2006			Six Months Ended July 2, 2005
	Ophthalmology	Dermatology		Ophthalmology	Dermatology
	Medical	Medical		Medical	Medical
	Devices	Devices	Total	Devices	Devices	Total
Sales	$15,221	$2,426	$17,647	$13,880	$3,652	$17,532

Direct cost of goods sold	4,742	1,158	5,900	4,759	1,927	6,686

Direct gross margin	10,479	1,268	11,747	9,121	1,725	10,846

Total unallocated costs			(12,715)			(10,190)

Pre-tax income (loss)			(968)			656

     Indirect costs of manufacturing, research and development, and selling, general and administrative costs are not allocated to the segments.
     The Company’s assets and liabilities are not evaluated on a segment basis. Accordingly, no disclosure of segment assets and liabilities is provided.
9. Stock–based Compensation
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

     1998 Stock Plan
          The 1998 Stock Plan (the “1998 Plan”), as amended, provides for the granting to employees (including officers and employee directors) of incentive stock options and for the granting to employees (including officers and employee directors) and consultants of nonstatutory stock options, stock purchase rights (“SPRs”), restricted stock, restricted stock units, performance shares, performance units and stock appreciation rights. The 1998 Plan is administered by the Company’s Board of Directors (the “Administrator”). The exercise price of incentive stock options and stock appreciation rights granted under the 1998 Plan must be at least equal to the fair market value of the shares at the time of grant. With respect to any recipient who owns stock possessing more than 10% of the voting power of our outstanding capital stock, the exercise price of any option or SPR granted must be at least equal to 110% of the fair market value at the time of grant. Options granted under the 1998 Plan are exercisable at such times and under such conditions as determined by the Administrator; generally over a four year period. The maximum term of incentive stock options granted to any recipient must not exceed ten years; provided, however, that the maximum term of an incentive stock option granted to any recipient possessing more than 10% of the voting power of our outstanding capital stock must not exceed five years. In the case of SPRs, unless the Administrator determines otherwise, the Company has a repurchase option exercisable upon the voluntary or involuntary termination of the purchaser’s employment with the Company for any reason (including death or disability). Such repurchase option lapses at a rate determined by the Administrator. The purchase price for shares repurchased by the Company is the original price paid by the purchaser. As of July 1, 2006 and July 2, 2005, no shares were subject to repurchase. The form of consideration for exercising an option or stock purchase right, including the method of payment, is determined by the Administrator. The 1998 Plan expires in June 2008.
     1995 Director Option Plan
          In October 1995, the Company adopted the 1995 Director Option Plan (the “Director Plan”), under which members of the Board of Directors were granted options to purchase 11,250 shares upon the first to occur of their appointment or the adoption of the Director Plan (“First Option”) and an option to purchase 3,750 shares (“Subsequent Option”) on July 1 of each year thereafter provided that he or she has served on the Board of Directors for at least the preceding six months. The options granted had exercise prices equal to the fair market value on the date of grant. The First Option becomes exercisable as to one-twelfth (1/12) of the shares subject to the First Option for each quarter over a three-year period. Each Subsequent Option becomes exercisable as to one-fourth (1/4) of the shares subject to the Subsequent Option for each quarter, commencing one quarter after the First Option and any previously granted Subsequent Options have become fully exercisable. Options granted under the Director Plan have a term of 10 years.
     In the event of our merger with or into another corporation, resulting in a change of control, or the sale of substantially all of our assets, each Director Plan options become exercisable in full and shall be exercisable for 30 days after written notice to the holder of the event causing the change in control.
     The Director Plan terminated in 2005. Directors are now granted options under the 1998 Plan.
     Stand-Alone Options and Warrants
     In July 2005, in connection with the employment of Barry G. Caldwell as the Company’s Chief Executive Officer, the Company’s Board of Directors granted a stand alone option, outside of the Company’s existing stock plans, to the Chief Executive Officer. The option entitles Mr. Caldwell to purchase up to 234,104 shares of the Company’s common stock at an exercise price of $6.07 per share.
     In conjunction with the employment of the Company’s Chief Executive Officer in July 2005, in consideration of services performed under a recruiting contract, the Company issued a warrant to purchase 25,000 shares of the Company’s common stock at an exercise price of $6.07 per share. The warrant is exercisable at any time and expires on July 5, 2008. The fair value of the warrants of $87,000 was recorded as an expense for the twelve month period ended December 31, 2005. The fair value of the warrant was calculated using the Black-Scholes pricing model with the following assumptions: dividend yield of 0 percent, contractual life of 3 years, risk free rates of 4.04 percent and volatility of 83 percent. At July 1, 2006, the warrant remained outstanding.
     In March 2006, in connection with the employment of the Company’s Vice President of Product Innovation, the Company’s Board of Directors granted a stand alone option, outside of the Company’s existing stock plans, to Deborah Tomasco, the Company’s Vice President of Product Innovation. The option entitles Ms. Tomasco to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $8.26 per share.
Stock-Based Compensation
     The Company adopted SFAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The Company’s financial statements as of and for the six months ended July 1, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the six months ended July 1, 2006 was $0.9 million, which consisted of stock-based compensation expense related to stock options and employee stock purchases. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the six months ended July 2, 2005.
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
          The determination of fair value of all options granted by the Company is computed based on the Black-Scholes option-pricing model with the following weighted average assumptions:

	Employee Stock Option		Employee Stock		Employee Stock Option		Employee Stock
	Plan		Purchase Plan		Plan		Purchase Plan
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005	2006	2005	2006	2005
Average risk free interest rate	5.13%	3.63%	5.11%	3.22%	4.80%	3.50%	5.11%	2.50%

Expected life (in years)	3.8	3	0.5	0.5	3.7	3.0	0.5	0.5

Dividend yield	—	—	—	—	—	—	—	—

Average volatility	50.0%	85.0%	35.0%	85.0%	50.0%	85.0%	47.0%	85.0%

     Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility is based on analysis of the Company’s stock price history over a period commensurate with the expected term of the options, trading volume of the Company’s stock, look-back volatilities and Company specific events that affected volatility in a prior period. The expected term of options granted is based on an analysis of historical exercise and post-vesting employment termination behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. No dividend yield is included as the Company has not issued any dividends and does not anticipate issuing any dividends in the future.
     The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended July 1, 2006 (in thousands):

	Three Months Ended	Six Months Ended
	July 1, 2006	July 1, 2006

Cost of sales	$31	$67

Research and development	73	121

Sales, general and administrative	374	747

	$478	$935

     Stock-based compensation capitalized as part of inventory for the three and six months ended July 1, 2006 was insignificant.
     The modified prospective transition method of SFAS 123(R) requires the presentation of pro-forma information for periods presented prior to the adoption of SFAS 123(R) regarding net income (loss) and net income (loss) per share as if the Company had accounted for the Company’s stock options under the fair value method of SFAS 123. If compensation expense had been determined based upon the fair value at grant date for employee compensation arrangements, consistent with the methodology prescribed under SFAS 123, the Company’s pro forma net income and net income per common share under SFAS 123 for the six months ended July 2, 2005 would have been as follows (in thousands except per share data).

	Three Months Ended	Six Months Ended
	July 2, 2005	July 2, 2005
Net income, as reported for prior periods	$430	$410

Stock-based compensation expense related to employee stock options and employee stock purchases	(190)	(315)

Pro forma net income	$240	$95

Basic net income per share:

As reported	$0.06	$0.06

Pro forma	$0.03	$0.01

Diluted net income per share:

As reported	$0.05	$0.05

Pro forma	$0.03	$0.01

Pro Forma disclosures for the three and six months ended July 1, 2006 are not presented because stock-based employee compensation was accounted for under SFAS 123(R)’s fair value method during this period.
     Information with respect to activity under these option plans are set forth below (in thousand except per share and per share data):

		Weighted Average	Aggregate Intrinsic
	Shares	Exercise Price	Value
Outstanding at December 31, 2005	2,154,003	$5.50	$14,518

Options granted	146,800	8.80	145

Options exercised	(194,913)	4.55	(1,021)

Options forfeited/cancelled/expired	(24,442)	7.08	(66)

Outstanding at July 1, 2006	2,081,448	$5.80	$13,576

     The weighted average grant date fair value of options granted during the six months ended July 1, 2006 was $8.80 per share.
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 1, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the six months ended July 1, 2006 was $1.0 million. Total fair value of options vested and expensed was $0.8 million, net of tax, for the six months ended July 1, 2006.
     As a result of adopting the fair value recognition provisions of SFAS 123(R), the impact to the condensed consolidated financial statements for the six months ended July 1, 2006 from stock-based compensation is as follows (in thousands, except per share data):

	Three Months	Six Months
	Ended July 1,	Ended July 1,
	2006	2006
Stock-based compensation expense by award type:

Employee stock options granted	$471	$918

Employee stock purchase plan	7	17

Total stock-based compensation	478	935

Total effect on stock-based compensation at the Company’s marginal tax rate	(88)	(162)

Effect on net income (loss)	$390	$773

Effect on net income (loss) per share:

Basic and diluted	$(0.05)	$(0.10)

     A summary of the status of the Company’s non-vested options as of July 1, 2006 and changes during the period ended July 1, 2006 is presented below (in thousands, except per share data):

		Weighted Average
		Grant Dated Fair
	Number of Shares	Value
Non-vested at December 31, 2005	893,119	$5.72

Granted	146,800	8.80

Vested	(107,491)	4.35

Cancelled/forfeited	(24,442)	7.08

Non-vested at July 1, 2006	907,986	6.38
     As of July 1, 2006, there were $2.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements under both of the plans. The cost is expected to be recognized over a weighted average period of 3 years.
     The following table summarizes information with respect to stock options outstanding at July 1, 2006:

	Options Outstanding			Options Vested and Exercisable
		Weighted				Weighted
	Number of	Average	Weighted	Number of	Weighted	Average
	Shares	Remaining	Average	Shares	Average	Remaining
Range of	Outstanding at	Contractual	Exercise	Exercisable at	Exercise	Contractual
Exercise Prices	July 1, 2006	Life (Years)	Price	July 1, 2006	Price	Life (Years)
$2.94 - $3.50	248,680	6.69	$3.36	198,105	$3.37	6.64

$3.52 - $4.00	315,013	3.43	$3.86	299,059	$3.87	3.25

$4.01- $5.00	214,177	4.90	$4.43	182,469	$4.41	4.34

$5.08 - $5.50	221,713	6.52	$5.24	91,603	$5.27	4.29

$5.56 - $6.00	113,000	8.07	$5.61	52,587	$5.61	7.21

$6.07 - $6.07	325,000	9.01	$6.07	25,000	$6.07	9.01

$6.19 - $7.63	212,315	6.76	$6.83	107,981	$7.00	5.12

$7.98 - $8.88	262,750	5.92	$8.40	95,908	$8.72	2.04

$9.00 - $12.19	161,300	4.91	$9.69	113,250	$9.49	4.00

$12.75 - $12.75	7,500	4.01	$12.75	7,500	$12.75	4.01

$2.94 - $12.75	2,081,448	6.16	$5.80	1,173,462	$5.39
     As of July 1, 2006, the aggregate intrinsic value of fully vested and exercisable options was $4.0 million.
10. Subsequent Event
     On November 30, 2006 the Company signed a definitive agreement with American Medical Systems, Inc. and Laserscope, a wholly owned subsidiary of American Medical Systems, Inc., (AMS) under which we intend to acquire the laser aesthetics business of Laserscope. Under the terms of the definitive agreement, we will acquire certain assets and liabilities of Laserscope, for approximately $26 million in cash and $2 million in unregistered shares of IRIDEX common stock subject to post closing adjustments. AMS will be supplying aesthetics laser products to the Company for a period of up to nine months. At the end of this period, the Company will purchase from AMS any remaining raw material, work in process and finished goods inventory for no more than $9.0 million. The Company plans to use a combination of cash and bank financing to finance the transaction. The Board of Directors for IRIDEX has unanimously approved the terms of the transaction, which is expected to close by early January 2007, subject to certain closing conditions.
11. Recent Accounting Pronouncements
     In September 2006, the SEC issued SAB No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB No. 20 and Financial Accounting Standards Board (“FASB”) Statement No. 3, ” for the correction of an error on financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal years ending after November 15, 2006. The Company will be required to adopt this interpretation by December 31, 2006. Management is currently evaluating the requirements of SAB No. 108 and the impact this interpretation may have on the consolidated financial statements.
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
Restatement of Financial Results for the Quarter Ended April 1, 2006
     As disclosed in the Company’s Current Report on Form 8-K dated August 21, 2006, in August 2006, the Audit Committee of the Board of Directors engaged outside counsel and initiated an independent review of the Company’s revenue recognition practices. This review was initiated in response to an allegation made by a former employee that the Company had recognized revenues prematurely in its fourth fiscal quarter of 2004. The investigation concluded that the Company had prematurely recognized revenue in 2004, but the error did not arise from any wrongful intent to impact the Company’s financial reporting. In the course of this review, other errors unrelated to the allegation were identified from the period beginning in the fourth quarter of 2003 through the first quarter of 2006. As it relates to the errors identified in the first quarter of 2006, the Company determined that it was necessary to restate its financial results for the quarter ended April 1, 2006 to reflect adjustments to the previously reported financial information. While the review identified errors relating to the periods from the fourth quarter of 2003 through December 31, 2005, the Audit Committee of the Board of Directors concluded that these errors were not material to the previously issued financial statements. The six month results of 2006 includes adjustments to reduce revenue, cost of sales and operating expenses by $81,000, $43,000 and $5,000, respectively, related to the correction of immaterial errors related to prior periods.
Changes to August 3, 2006 Press Release
     On August 3, 2006, the Company issued a press release announcing results for the three and six months ended July 1, 2006 which was furnished in Current Report on Form 8-K dated August 3, 2006. Those results differ from the results presented in this Form 10-Q as follows:
•	Increase (decrease) in revenue of $94,000 and ($73,000) for the three and six months ended July 1, 2006, respectively, due to identified errors in revenue recognition in the first quarter of 2006.

•	Increase (decrease) in cost of goods sold of $53,000 and ($30,000) and operating expenses of $6,000 and $(4,000) for the three and six months ended July 1, 2006, respectively, due to identified errors in revenue recognition in the first quarter of 2006.

•	Increase in operating expenses of $169,000 for the three and six months ended July 1, 2006 due to an increase in the estimated provision for bad debt expense based on updated information available subsequent to the issuance of the press release.

•	decrease in the income tax benefit of $448,000 and $414,000 for the three and six months ended July 1, 2006, respectively, based on the changes identified above as well as to a change in the estimated tax rate based on updated forecast results for 2006.
Overview
     IRIDEX Corporation is a leading provider of therapeutic based laser systems and delivery devices used to treat eye diseases in ophthalmology and skin conditions in dermatology (aesthetics). Our products are sold in the United States predominantly through a direct sales force and internationally through 73 independent distributors into 107 countries. Our revenues arise primarily from the sale of our OcuLight Systems, IQ810 lasers, VariLite, DioLite 532 systems, delivery devices, disposables and service and support activities. Our business includes a recurring revenue component which includes the sale of our disposable single use laser probes, EndoProbes, combined with the repair, servicing and extended warranty protection for our laser systems. Cost of sales consists primarily of the cost of purchasing components and sub-systems, assembling, packaging, shipping and testing components at our facility, and the direct labor and associated overhead. Research and development expenses consist primarily of personnel costs, materials and research support provided to clinicians at medical institutions developing new applications which utilize our products. Research and development costs have been expensed as incurred. Sales, general and administrative expenses consist primarily of costs of personnel, sales commissions, travel expenses, advertising and promotional expenses, facilities, legal and accounting, insurance and other expenses which are not allocated to other departments.
     Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, which requires us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. Prior to January 1, 2006, we had accounted for stock-based compensation awards in accordance with Accounting Principles Board (APB) Opinion No. 25. We have chosen to implement SFAS No. 123(R) using the modified prospective method. Under this method, periods prior to January 1, 2006 are not restated to reflect stock-based compensation using the fair value method.
Results of Operations
     The following table sets forth certain operating data as a percentage of sales for the periods indicated.

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.1%	51.6%	49.4%	53.1%

Gross profit	52.9%	48.4%	50.6%	46.9%

Operating expenses:
Research and development	15.1%	9.8%	13.9%	11.2%
Sales, general and administrative	43.9%	32.6%	44.2%	33.4%

Total operating expenses	59.0%	42.4%	58.1%	44.6%

Income (loss) from operations	(6.1)%	6.0%	(7.5)%	2.3%
Interest and other income, net	2.0%	1.3%	2.0%	1.4%

Income(loss) before income taxes	(4.1)%	7.3%	(5.5)%	3.7%
Benefit from (provision for) income taxes	(2.0)%	(2.7)%	0.8%	(1.4%)

Net income (loss)	(6.1)%	4.6%	(4.7)%	2.3%

     The following table sets forth for the periods indicated the amount of sales for our operating segments and sales as a percentage of total sales.

	Three Months Ended				Six Months Ended
	July 1, 2006		July 2, 2005		July 1, 2006		July 2, 2005
		Percentage		Percentage		Percentage		Percentage
		of total		of total		of total		of total
	Amount	sales	Amount	sales	Amount	sales	Amount	sales
Domestic	$5,296	60.2%	$5,725	61.0%	$10,426	59.1%	$10,650	60.8%

International	3,508	39.8%	3,662	39.0%	7,221	40.9%	6,882	39.2%

Total	8,804	100.0%	9,387	100.0%	17,647	100.0%	17,532	100.0%

Ophthalmology:

Domestic	4,544	51.6%	4,333	46.2%	8,637	49.0%	7,746	44.2%

International	3,137	35.6%	3,354	35.7%	6,584	37.3%	6,134	35.0%

Total	7,681	87.2%	7,687	81.9%	15,221	86.3%	13,880	79.2%

Dermatology:

Domestic	753	8.6%	1,392	14.8%	1,789	10.1%	2,904	16.6%

International	370	4.2%	308	3.3%	637	3.6%	748	4.2%

Total	$1,123	12.8%	$1,700	18.1%	$2,426	13.7%	$3,652	20.8%

Total recurring revenue	$3,932	44.7%	$3,333	35.5%	$7,712	43.7%	$6,429	36.7%

Total non-recurring revenue	$4,872	55.3%	$6,054	64.5%	$9,935	56.3%	$11,103	63.3%

Ophthalmology and Dermatology Sales Overview
     We manage and evaluate our business in two segments — ophthalmology and dermatology. We then further break down these major segments by geography — Domestic (United States) and International (the rest of the world). In addition, within ophthalmology, we review trends by laser system sales (laser boxes and delivery devices) and recurring sales (single use disposable probes, EndoProbes, combined with the repair, servicing and extended warranty protection for our laser systems). Within the dermatology segment we review overall trends surrounding our laser systems, which include our newly introduced DioLite XP and VariLite laser systems and the DioLite laser system.
     Total sales decreased by 6.2% to $8.8 million for the three months ended July 1, 2006 from $9.4 million for the three months ended July 2, 2005. Domestic sales which represented 60.2% of total sales, decreased by 7.5% to $5.3 million from $5.7 million. The decrease in domestic sales was a result of a $0.7 million decrease in domestic dermatology sales offset by a $0.2 million increase in domestic ophthalmology revenue. The decrease in domestic dermatology sales was driven primarily by unfilled dermatology sales positions in the second quarter of 2006. International sales, which were 39.8% of total sales, decreased by 4.2% to $3.5 million from $3.7 million. The decrease in international sales was a result of a $0.2 million decrease in international ophthalmology revenue offset by a $0.1 million increase in international dermatology revenue. The decrease in international ophthalmology sales was due largely to administrative delays in finalizing sales transactions related to a letter of credit and to shipments into a new country.
     For the six months ended July 1, 2006, total sales increased 0.7% to $17.6 million for the six months ended July 1, 2006 from $17.5 million for the six months ended July 2, 2005. Domestic sales, which were 59.1% of total sales, decreased by 2.1% to $10.4 million for the six months ended July 1, 2006 from $10.7 million for the six months ended July 2, 2005. The decrease in domestic sales was a result of a $1.1 million decrease in domestic dermatology sales offset by a $0.9 million increase in domestic ophthalmology revenue. International sales, which represented 40.9% of total sales, increased by 4.9% to $7.2 million for the six months ended July 1, 2006 from $6.9 million for the six months ended July 2, 2005. The increase in international sales was a result of a $0.4 million increase in international ophthalmology sales offset by a $0.1 million decrease in international dermatology revenue.
Ophthalmology Sales
     Ophthalmology sales remained constant at $7.7 million for the three months ended July 1, 2006 and July 2, 2005. Domestic ophthalmology sales increased 4.9% to $4.5 million for the three months ended July 1, 2006 from $4.3 million for the three months ended July 2, 2005. The increase in domestic ophthalmology sales was due, in large part, to increased sales of disposable products, including new disposables introduced in the last eighteen months. International ophthalmology sales decreased 6.5% to $3.1 million for the three months ended July 1, 2006 from $3.4 million for the three months ended July 2, 2005. The decrease in international ophthalmology sales was due, in large part, to administrative delays in finalizing sales transactions related to a letter of credit and shipment into a new country, Sudan.
     For the six months ended July 1, 2006, ophthalmology sales increased 9.7% to $15.2 million from $13.9 million for the six months ended July 2, 2005. Domestic ophthalmology sales increased 11.5% for the six months ended July 1, 2006 to $8.6 million from $7.7 million for the six months ended July 2, 2005. For the six months ended July 1, 2006, international ophthalmology sales increased 7.3% to $6.6 million from $6.1 million for the six months ended July 2, 2005. The increases in sales for domestic and international ophthalmology for the six month period ended July 1, 2006 was due mainly to increased sales of disposable products.
     We anticipate that with the continued focus on our direct ophthalmic business that the disposable business will continue to grow at greater than historical rates. The second half of the year is historically the highest revenue period, with the fourth quarter being the highest.
Dermatology Sales
     Dermatology sales decreased 33.9% to $1.1 million for the three months ended July 1, 2006 from $1.7 million for the three months ended July 2, 2005. Domestic dermatology sales decreased 45.9% to $0.8 million for the three month period ended July 1, 2006 from $1.4 million for the comparable period in 2005. The decrease in domestic dermatology sales was driven primarily by unfilled dermatology sales positions. International dermatology sales increased 20.1% to $0.4 million for the three months ended July 1, 2006 from $0.3 million for the three months ended July 2, 2005.
     For the six months ended July 1, 2006 dermatology sales decreased 33.6% to $2.4 million from $3.7 million for the six months ended July 2, 2005. Domestic dermatology sales decreased 38.4% to $1.8 million for the six months ended July 1, 2006 from $2.9 million for the six months ended July 2, 2005. The decrease in domestic dermatology sales was driven mainly by unfilled sales positions on the dermatology sales team in the second quarter of 2006. We have since hired an additional dermatology sales representative and have revised our marketing programs. International dermatology sales decreased 14.8% to $0.6 million for the six months ended July 1, 2006 from $0.7 million for the comparable period in 2005.

     The company has increased the domestic sales force and added additional management in order to increase productivity levels. Two new area sales managers have been hired and a third is in process. The company believes that these changes will enhance the level of dermatology revenues the second half of the year.
Gross Margin

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.1%	51.6%	49.4%	53.1%

Gross profit	52.9%	48.4%	50.6%	46.9%

     Our gross profit increased by $0.1 million to $4.7 million for the three month periods ended July 1, 2006 compared to $4.5 million for the three months ended July 2, 2005. Gross profit as a percentage of sales for the three months ended July 1, 2006 increased to 52.9% from 48.4% for the comparable prior year three month period. The total 4.5% increase in gross profit as a percentage of sales during this period included an increase of 4.1% relating to lower product costs including product mix, the change in inventory reserves and warranty charges, and an increase of 1.1% related to lower overhead costs offset by a 0.6% decrease due to reduced average selling prices.
     For the six months ended July 1, 2006, gross profit increased by $0.7 million to $8.9 million from $8.2 million for the six months ended July 2, 2005. Gross profit as a percentage of sales for the six months ended July 1, 2006 increased to 50.6% from 46.9%. The total 3.7% increase in gross profit as a percentage of sales during this period included an increase of 4.5% relating to lower product costs including product mix, the change in inventory reserves and warranty charges and an increase of 0.2% related to lower overhead costs offset by a 1.0% decrease due to reduced average selling prices. Although increasing competition has continued to result in a downward trend in average selling prices for some products, we intend to continue our efforts to reduce the cost of components and manufacturing and thereby mitigate the impact of price reductions on our gross profit. In addition, as we evaluate gross margins on each of our product lines, we may choose to place greater focus on product lines with better margins. See “-Factors That May Affect Future Results – If We Cannot Increase Our Sales Volumes, Reduce Our Costs or Introduce Higher Margin Products to Offset Anticipated Reductions in the Average Unit Selling Price of our Products, Our Operating Results May Suffer.” We expect our gross profit margins to continue to fluctuate due to changes in the relative proportions of domestic and international sales, mix of sales of existing products, pricing, product costs and a variety of other factors. See “-Factors That May Affect Future Results – Our Operating Results May Fluctuate from Quarter to Quarter and Year to Year.”
Research and Development

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Research and development expense as a percentage of total revenue	15.1%	9.8%	13.9%	11.2%

     Our research and development expenses increased by 44.0% to $1.3 million for the three months ended July 1, 2006 from $0.9 million for the three months ended July 2, 2005 and included the expensing of a patent application from Innovatech. Research and development expenses increased as a percentage of sales to 15.1% for the three months ended July 1, 2006 from 9.8% for the comparable prior year three-month period. The increase in research and development expenses in absolute dollars and as a percentage of sales for the three month period ended July 1, 2006 was due to $0.1 million in increased project spending for new development projects, $0.1 million in increased salaries and recruiting and relocation expenses associated with new hires in 2006, $0.1 million in stock compensation expenses and $0.1 million in other research and development expenses.
     For the six months ended July 1, 2006 research and development expenses increased 24.9% to $2.4 million from $2.0 million for the six months ended July 2, 2005 and included the expensing of a patent application purchased from Innovatech. As a percentage of sales, research and development expense increased to 13.9% for the six months ended July 1, 2006 from 11.2% for the six months ended July 2, 2005. The increase in research and development expense in absolute dollars and as a percentage of sales for the six month period ended July 1, 2006 was due primarily to $0.2 million in increased salaries, benefits and recruiting and relocation expenses associated with new hires in 2006, $0.1 million in increased project spending and $0.1 million in stock compensation expenses.
     The company’s research and development expenses have been higher than normal levels as two major laser consoles and several new disposable products are in development. The company anticipates that future research and development levels will be 10% to 12% as a percentage of total revenue.
Selling, General and Administrative

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Selling, general and administrative expense as a percentage of total revenue	43.9%	32.6%	44.2%	33.4%
     Our sales, general and administrative expenses increased by 26.1% to $3.9 million for the three months ended July 1, 2006 from $3.1 million for the three months ended July 2, 2005. As a percentage of sales, sales, general and administrative expenses increased to 43.9% for the three months ended July 1, 2006 from 32.6% for the comparable prior year three-month period. The increase in sales, general and administrative expense in absolute dollars and as a percentage of sales for the three month period ended July 1, 2006 as compared to the three month period ended July 2, 2005 was due primarily to $0.4 million in stock compensation expense, $0.3 million in increased legal spending which was associated mainly with litigation, $0.1 million in other general and administrative costs offset by decreased general and administrative recruiting costs of $0.2 million in 2005 for the Chief Executive Officer.
     For the six months ended July 1, 2006 sales, general and administrative expense increased 33.0% to $7.8 million from $5.9 million for the six months ended July 2, 2005. As a percentage of sales, sales, general and administrative expense increased to 44.2% for the six months ended July 1, 2006 from 33.4% for the six months ended July 2, 2005. The increase in sales, general and administrative expense in absolute dollars and as a percentage of sales for the six month period ended July 1, 2006 was due primarily to $0.7 million in stock compensation expense, $0.5 million in increased legal spending, which was associated mainly with litigation, $0.2 million in increased general and administrative salaries associated with hiring of a Chief Executive Officer in July 2005, $0.3 million in increased sales and marketing salaries and relocation expenses associated with new hires, $0.2 million in increased sales and marketing spending associated with increased activity offset by a decrease of $0.2 million in general and administrative recruiting costs from 2005 associated with hiring of a Chief Executive Officer.

     The company’s selling, general and administrative expenses have been running at higher than historical levels. This has been due to some unusual expenses particularly relating to recruitment, relocation and legal expenses. The company expects these unusual expenses to decline and return back to historical levels.
     Interest and Other Income, net. For the three months ended July 1, 2006 we recorded net other income of $0.2 million as compared with net other income of $0.1 million for the three months ended July 2, 2005. For the six months ended July 1, 2006, net other income was $0.4 million as compared with $0.3 million for the six months ended July 2, 2005. The change in net other income for both the three and six month periods was due primarily to increased interest rates and to increased cash, cash equivalents and available for sale securities.
     Income Taxes. The effective income tax rate for the three month period ending July 1, 2006 was 50% as compared with 37.5% for the three month period ending July 2, 2005. For the six month period ending July 1, 2006 the effective income tax rate was 13.5% as compared with 37.5% for the six month period ending July 2, 2005. The change in the effective tax rate was driven primarily by the accounting for certain tax benefits associated with stock compensation expense commencing in 2006. This impact is magnified for the six month period ending July 1, 2006 based on our updated forecasted loss position for 2006.
Liquidity and Capital Resources
     At July 1, 2006, our primary sources of liquidity included cash and cash equivalents and available-for-sale securities in the aggregate amount of $22.3 million. In addition, we have available $4 million under our unsecured line of credit which bears interest at the bank’s prime rate and expires in October 2006. As of July 1, 2006, no borrowings were outstanding under this credit facility. We expect to renew the line of credit in October 2006, assuming that the terms continue to be acceptable.
     During the six months ended July 1, 2006, operating activities provided $1,000 of cash. The primary uses of cash from operating activities included a net loss of $0.8 million, a decrease in accrued expenses of $1.1 million and an increase in net inventory of $0.3 million, offset by sources of cash which included stock compensation expense of $0.9 million, a decrease in net accounts receivable of $0.6 million, an increase in accounts payable of $0.3 million, depreciation of $0.3 million and a decrease in prepaid expenses of $0.1 million. The decrease in accrued expenses related primarily to a $0.4 million decrease in tax payable, a $0.4 million decrease in accrued salaries associated with payment of the 2005 bonus, a $0.2 million in decreased warranty reserves and a $0.1 million decrease in overall accrued liabilities. Net inventory increased by $0.3 million as a result of the associated decrease in revenue. Net accounts receivable decreased by $0.3 million as a result of continued focus on collection efforts.
     Investing activities used $9.9 million in cash and cash equivalents during the six months ended July 1, 2006, primarily due to net purchases of available for sale securities of $9.7 million and purchases of fixed assets of $0.2 million.
     Net cash provided by financing activities during the six months ended July 1, 2006 was $1.0 million which consisted of the issuance of common stock under employee option plans and the employee stock purchase plan.
     As noted in Note 10 to the condensed and consolidated financial statements, on November 30, 2006, we signed a definitive agreement with American Medical Systems, Inc. and Laserscope, a wholly-owned subsidiary of American Medical Systems, Inc. (“AMS”) under which we intend to acquire the laser aesthetics business of Laserscope. Under the terms of the definitive agreement, we will acquire certain assets and liabilities of Laserscope, for approximately $26 million in cash and $2 million in unregistered shares of IRIDEX common stock, subject to post closing adjustments. AMS will be supplying aesthetics laser products to the Company for a period of up to nine months. At the end of this period, we will purchase from AMS any remaining raw materials, work in process and finished goods inventory for no more than $9 million. We plan to use a combination of cash and bank financing to finance the transaction. Our Board of Directors has unanimously approved the terms of the transaction, which is expected to close by early January 2007, subject to certain closing conditions.
     We believe that, based on current estimates, our cash, cash equivalents and available-for-sale securities together with cash generated from operations and the bank financing to be obtained in connection with its acquisition of Laserscope will be sufficient to meet our anticipated cash requirements for the 12 month period following the acquisition of Laserscope which is expected to close by early January 2007. Our liquidity could be negatively affected by a decline in demand for our products, the need to invest in new product development or reductions in spending by our customers as well as the increased working capital requirement of our business following completion of our pending acquisition of the Laserscope laser aesthetics business. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us. See “-Factors That May Affect Future Results — We May Need Additional Capital, which May Not Be Available, and Our Ability to Grow May Be Limited as a Result.”

Accounting Policies
     The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the Securities and Exchange Commission on April 3, 2006; however, they have been updated below to reflect the adoption of SFAS 123(R) on January 1, 2006.
     The Company adopted SFAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The Company’s financial statements as of and for the six months ended July 1, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the six months ended July 1, 2006 was $0.9 million, which consisted of stock-based compensation expense related to stock options and employee stock purchases. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the six months ended July 2, 2005. See Note 7 for additional information.
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
     Interest Rate Risk. We are subject to interest rate risks on cash and cash equivalents, available-for-sale marketable securities and any future financing requirements. Interest rate risks related to marketable securities are managed by managing maturities in our marketable securities portfolio. We have no long-term debt as of July 1, 2006.
     The fair value of our investment portfolio or related income would not be significantly impacted by changes in interest rates since the marketable securities maturities do not exceed a term of 12 – 14 months.
Qualitative Disclosures
     Interest Rate Risk. Our primary interest rate risk exposures relate to:
▪	the fall in value of available-for-sale securities if market interest rates increase; and

▪	the impact of interest rate movements on our ability to obtain adequate financing to fund future operations.
     Our exposure to interest rate risk at July 1, 2006 is related primarily to our investment portfolio. Our investment portfolio includes fixed rate debt instruments of high quality corporate issuers, asset-backed securities and variable-rate municipal bonds. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk, investments are generally held to maturity and the weighted average duration of our investments is 12 months or less. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. As of July 1, 2006, the carrying value of these investments approximates fair market value. We do not believe any of our investments are other than temporarily impaired at July 1, 2006.
     Management evaluates our financial position on an ongoing basis.

     Currency Rate Risk. As all of our sales transactions and the majority of our expenses are denominated in U.S. currency, we do not hedge any balance sheet exposures against future movements in foreign exchange rates. The exposure related to currency rate movements would not have a material impact on future net income or cash flows.
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
     Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in our reports filed under the ’34 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal control procedures, which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and its transactions are properly recorded and reported, are intended to permit the preparation of our financial statements in conformity with generally accepted accounting principles. To the extent that elements of our internal controls over financial reporting are included within our disclosure controls and procedures, they are included in the scope of our quarterly controls evaluation.
     Based on that evaluation, and as a result of the material weakness in our internal controls over financial reporting discussed below, the CEO and CFO concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.
     A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management determined that the following control deficiencies constitute a material weakness in our internal control over financial reporting at July 1, 2006.
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
     In addition, as disclosed in our Current Report on Form 8-K dated August 21, 2006, in August 2006, the Audit Committee of the Board of Directors engaged outside counsel and initiated an independent review of our revenue recognition practices. This review was initiated in response to an allegation made by a former employee. In the course of this review, errors in revenue recognition were identified from the period beginning in 2003 through the first quarter of 2006. As a result of these errors, the Audit Committee of the Board of Directors determined that it was necessary to restate our financial results for the quarter ended April 1, 2006 to reflect adjustments to the previously reported financial information. While errors were identified in prior years, we concluded that the errors were not material to the previously issued financial statements.
     During the course of its review, subsequent to the three month period covered by this Quarterly Report on Form 10-Q, management, with the participation of the CEO and CFO, determined the Company did not maintain effective controls over the accounting for revenue because of the following material weakness.
     The Company did not maintain effective controls over the completeness and accuracy of the revenue recognition process. Specifically, effective controls were not designed and in place to ensure that all terms and conditions relating to revenue agreements, including verbal and written side arrangements, non standard terms and multiple element arrangements, were identified to ensure revenue was accurately recorded in accordance with generally accepted accounting principles. Additionally, effective controls were not designed and in place to ensure that sales personnel did not enter into unauthorized side arrangements with customers, including rights of return. This control deficiency resulted in restatements of the Company’s consolidated financial statements for the first quarter of 2006 and adjustments to the second quarter of 2006, affecting revenue, cost of goods sold, operating expenses and inventory. These control deficiencies could result in the misstatement of the aforementioned accounts that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute a material weakness at July 1, 2006.

Plan for remediation of material weaknesses
     To address the material weaknesses in our internal control over financial reporting identified above, management has designed a remediation plan which will supplement the existing controls of the Company. The remediation plan addresses the following
     Related to our period-end review procedures:
•	implementation of additional controls over the preparation and review of key spreadsheets;

•	implementation of automated general ledger reports to replace existing key spreadsheets where possible;

•	correction of a system generated custom report to include additional information necessary to prepare accurate financial information;

•	implementation of additional review procedures; and

•	enhancement of the current capabilities of the finance function.
     Related to our revenue recognition practices:
•	reassignment of responsibilities for oversight of the sales function and responsibilities for internal control over sales transactions;

•	provision of additional training on a recurring basis for all domestic sales personnel on revenue recognition policies and procedures;

•	establishment of annual formal training for our customer service group on revenue recognition policies and procedures;

•	establishment of a checklist for use by our customer service group in processing revenue transactions to verify proper recognition and establishment of a policy by which this checklist is signed off by the preparer and at least one reviewer;

•	establishment of internal audit procedures over all domestic laser sale transactions; and

•	formalization over our sales returns process to include more thorough documentation, review and approval for all returns.
     We began implementing certain corrective actions relating to our revenue recognition practices subsequent to the three month period covered by this Quarterly Report on Form 10-Q. We believe that once all of these corrective actions are implemented, including the enhancement of the capabilities of the finance function, the material weaknesses that were identified will be mitigated.
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
(b) Changes in internal control over financial reporting
     We have implemented most of the corrective actions related to the material weaknesses related to our period-end review procedures identified above in the three-month period covered by this Quarterly Report on Form 10-Q. We continue to implement automated general ledger reports to replace key spreadsheets where possible and we are in the process of enhancing the current capabilities of the finance function. No other change has occurred in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the ‘34 Act) during the quarter ended July 1, 2006, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. As discussed above, management has designed a plan for remediation and is implementing changes in our internal control over financial reporting to remediate the material weaknesses identified above.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In October 2005, the Company filed a suit against Synergetics USA, Inc. (“Synergetics USA”). The suit is entitled IRIDEX Corporation v. Synergetics USA, Inc., Case No. 4:05CV1916CDP in the United States District Court for the Eastern District of Missouri, Eastern Division, St. Louis for infringement of our patent No. 5,085,492. The Company seeks injunctive relief, monetary damages, treble damages, cost and attorneys’ fees. Synergetics USA answered our complaint in November 2005, denied liability for patent infringement, and filed counterclaims seeking a declaratory judgment that it did not infringe our patent. Synergetics also brought three additional counterclaims for false advertising, commercial disparagement, trade libel, injurious falsehood, unfair competition, disparagement of property, slander of goods and defamation, under state and federal law, based upon allegations that we had raised safety issues involving Synergetics’ product with the Food and Drug Administration and the public. Synergetics seeks monetary damages, costs and attorneys’ fees. Our response to these counterclaims was a denial of any wrongdoing and a reference to the expiration of the statute of limitations on those claims.
     On July 7, 2006, the United States District Court for the Eastern District of Missouri, Eastern Division, St. Louis issued a Claim Construction Ruling, interpreting 14 disputed phrases within the Company’s patent No. 5,085,492. The Court adopted the Company’s position with respect to 13 of the 14 patent terms, and adopted a position between the Company’s and Synergetics’ positions with respect to the 14th term. On November 2, 2006, the Company amended its complaint to add patent infringement claims against Synergetics USA’s wholly owned subsidiary, Synergetics Inc. On November 10, 2006, Synergetics Inc. and Synergetics USA, Inc. answered the amended complaint, denying liability for patent infringement and filing counterclaims seeking a declaratory judgment that they did not infringe the Company’s patent. Synergetics Inc. also re-filed the three additional counterclaims relating to disparagement, thereby substituting Synergetics Inc. for Synergetics USA as the plaintiff on those counterclaims. Discovery is scheduled to end on December 22, 2006, and trial is scheduled to begin on April 16, 2007. The Company is confident that its patent claims have merit, and if the parties do not reach a settlement, the Company intends to vigorously pursue its claims to judgment.
     The Company is involved in another suit with Synergetics Inc., entitled Synergetics, Inc. v. Peregrine Surgical, Ltd., Innovatech Surgical, Inc., and IRIDEX Corporation, Case No. 06-CV-107 in the United States District Court for the Eastern District of Pennsylvania. Synergetics filed suit against the Company on April 25, 2006, by adding the Company as a defendant to a then-existing lawsuit against the other two defendants. Synergetics alleges that the Company infringes its patent and seeks injunctive relief, monetary damages, treble damages, costs and attorneys’ fees. On June 29, 2006, the Company filed its response to Synergetics’ pleading, denying Synergetics’ claims and asserting counterclaims seeking a declaratory judgment that it does not infringe Synergetics’ patent. Synergetics responded to the Company’s counterclaims on July 24, 2006, denying them. On August 10, 2006, the case was reassigned to District Judge Thomas Golden.
     On July 19, 2006, Synergetics Inc. (a wholly owned subsidiary of Synergetics USA, Inc.) filed suit in the United States District Court for the Eastern District of Missouri against the Company, seeking a declaratory judgment that a laser probe connector system that it announced on July 10, 2006 does not infringe the Company’s patent No. 5,085,492, and seeking a declaratory judgment that the Company’s patent is invalid and unenforceable. This suit is entitled Synergetics, Inc. v. IRIDEX Corporation, Case No. 4:06CV1104CDP. On August 15, 2006, the Company answered the Synergetics Inc. complaint, denying that Synergetics Inc. was entitled to any relief, and filed crossclaims against Synergetics USA Inc. and counterclaims against Synergetics Inc., alleging that they infringe the Company’s patent No. 5,085,492 and seeking injunctive relief, monetary damages, treble damages, costs and attorneys’ fees. On November 20, 2006, the Court ordered that this case (No. 4:06CV1104CDP) be consolidated for all purposes with the case against Synergetics USA, Inc. pending in the same court (No. 4:05CV1916CDP), that the amended pleadings in the earlier case shall be the operative pleadings, and that this case be administratively closed.
     Management believes that liabilities resulting from the proceedings described above (collectively referred to hereafter in this Quarterly Report on Form 10-Q as the Synergetics Litigation Matters), or claims which are pending or known to be threatened, will not have a material adverse effect on the Company’s financial position or results of operations and are adequately covered by the Company’s liability insurance. However, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

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
     In addition, we derive a meaningful portion of our sales from recurring revenues including disposable laser probes, EndoProbes and service. Our ability to increase recurring revenues from the sale of EndoProbes will depend primarily upon the features of our current products and product innovation, ease of use and prices of our products, including the relationship to prices of competing delivery devices. The level of service revenues will depend on our quality of care, responsiveness and the willingness of our customers to request our services rather than purchase competing products or services. Any significant decline in market acceptance of our products or our revenues derived from the sales of laser consoles, delivery devices or services may have a material adverse effect on our business, results of operations and financial condition.
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

     We Face Strong Competition in Our Markets and Expect the Level of Competition to Grow in the Foreseeable Future. Competition in the market for devices used for ophthalmic and dermatology treatment procedures is intense and is expected to increase. Our competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. Our principal competitors in ophthalmology are Lumenis Ltd., Nidek, Carl Zeiss, Inc., Alcon, and Synergetics, Inc. Most of these companies currently offer a competitive semiconductor-based laser system in ophthalmology. Also within ophthalmology, pharmaceutical alternative treatments for AMD such as Visudyne (Novartis), Macugen (OSI Pharmaceuticals) and Lucentis (Genentech) compete rigorously with traditional laser procedures. Our principal competitors in dermatology are Palomar Technologies, Candela Corporation, Syneron, Lumenis Ltd. and Laserscope (which was recently acquired). Some competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. Some companies also have greater name recognition than we do and long-standing customer relationships. In addition to other companies that manufacture photocoagulators, we compete with pharmaceuticals, other technologies and other surgical techniques. Some medical companies, academic and research institutions, or others, may develop new technologies or therapies that are more effective in treating conditions targeted by us or are less expensive than our current or future products. Any such developments could have a material adverse effect on our business, financial condition and results of operations.
     If We Cannot Increase Our Sales Volumes, Reduce Our Costs or Introduce Higher Margin Products to Offset Anticipated Reductions in the Average Unit Price of Our Products, Our Operating Results May Suffer. We have experienced some declines in the average unit price of our products and expect to continue to suffer from declines in the future. The average unit price of our products may decrease in the future in response to changes in product mix, competitive pricing pressures, new product introductions by our competitors or other factors. If we are unable to offset the anticipated decrease in our average selling prices by increasing our sales volumes or through new product introductions, our net revenues will decline. In addition, to maintain our gross margins we must continue to reduce the manufacturing cost of our products. If we cannot maintain our gross margins our business could be seriously harmed, particularly if the average selling price of our products decreases significantly without a corresponding increase in sales.
     We Depend on Sales of Our Ophthalmology Products for a Significant Portion of Our Operating Results. We derive, and expect to continue to derive, a large portion of our revenue and profits from sales of our ophthalmology products. For the three months ended July 1, 2006, our ophthalmology sales were $7.7 million or 87.2% of total sales. For the six months ended July 1, 2006, our ophthalmology sales were $15.2 million or 86.3% of total sales. We anticipate that sales of our ophthalmology products will continue to account for a significant portion of our revenues in the foreseeable future.
     We Depend on International Sales for a Significant Portion of Our Operating Results. We derive, and expect to continue to derive, a large portion of our revenue from international sales. For the three months ended July 1, 2006, our international sales were $3.5 million or 39.8% of total sales. For the six months ended July 1, 2006, our international sales were $7.2 million or 40.9% of total sales. We anticipate that international sales will continue to account for a significant portion of our revenues, particularly ophthalmology, in the foreseeable future. None of our international revenues and costs has been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. The factors stated above could have a material adverse effect on our business, financial condition or results of operations. Our international operations and sales are subject to a number of other risks including:
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
     We Rely on Our Direct Sales Force and Network of International Distributors to Sell Our Products and any Failure to Maintain Our Direct Sales Force and Distributor Relationships Could Harm Our Business. Our ability to sell our products and generate revenue depends upon our direct sales force within the United States and relationships with independent distributors outside the United States. Currently our direct sales force consists of 16 employees and we maintain relationships with 73 independent distributors internationally selling our products into 107 countries through four direct Area Sales Managers. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are entirely dependent on the efforts of these third parties. If any distributor breaches terms of its distribution agreement or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory would be adversely affected.
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
     Failure to Remediate the Material Weaknesses in Our Disclosure Controls and Procedures in a Timely Manner, or At All, Could Harm Our Operating Results or Cause Us to Fail to Meet Our Regulatory or Reporting Obligations. We evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and, based on this evaluation, management concluded that our disclosure controls and procedures were not effective because of the material weaknesses detailed in Part II (Controls and Procedures), Item 9A of our annual report on Form 10-K for the year ended December 31, 2005, which was filed with the SEC on April 3, 2006 and in Item 4 of this Quarterly Report on Form 10-Q.
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
     We Face Risks Associated with our Collaborative and OEM Relationships. Our collaborators may not pursue further development and commercialization of products resulting from collaborations with us or may not devote sufficient resources to the marketing and sale of such products. For example, in 2005 we developed and sold a laser system on an OEM basis for a third party which positively impacted the revenues and gross margins during the second half of 2005. We cannot provide assurance that these types of relationships will continue over a longer period. Our reliance on others for clinical development, manufacturing and distribution of our products may result in unforeseen problems. Further, our collaborative partners may develop or pursue alternative technologies either on their own or in collaboration with others. If a collaborator elects to terminate its agreement with us, our ability to develop, introduce, market and sell the product may be significantly impaired and we may be forced to discontinue altogether the product resulting from the collaboration. We may not be able to negotiate alternative collaboration agreements on acceptable terms, if at all. The failure of any current or future collaboration efforts could have a material adverse effect on our ability to introduce new products or applications and therefore could have a material adverse effect on our business, results of operations and financial condition.
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
     We entered into a definitive asset purchase agreement with American Medical Systems, Inc. and Laserscope, a California corporation and a wholly owned subsidiary of American Medical Systems, Inc. on November 30, 2006 and we may experience unexpected difficulties closing this transaction or integrating the aesthetics business which we agreed to purchase in this transaction. On November 30, 2006, we signed a definitive agreement with American Medical Systems Holdings, Inc. and Laserscope, a wholly-owned subsidiary of American Medical Systems, Inc. under which we intend to acquire the laser aesthetics business of Laserscope. Under the terms of the definitive agreement, we will acquire certain assets and liabilities of Laserscope, for approximately $26 million in cash and $2 million in unregistered shares of IRIDEX common stock, subject to post closing adjustments. We intend to use a combination of cash and bank financing to finance this transaction. The Board of Directors of IRIDEX has unanimously approved the terms of the transaction, which is expected to close by early January 2007, subject to certain closing conditions. However, there can be no assurance that the transaction will close on a timely basis, or at all.
     Integrating the aesthetics business of Laserscope may be expensive and time-consuming and we may not be able to successfully do so. Integration efforts often take a significant amount of time, place a significant strain on managerial, operational and financial resources and could prove to be more difficult or expensive than predicted. The diversion of our management’s attention and any delay or difficulties encountered in connection with the pending acquisition of the aesthetics business of Laserscope could result in the disruption of our on-going business or inconsistencies in standards, controls, procedures and policies that could negatively affect our ability to maintain relationships with customers, suppliers, collaborators, employees and others with whom we have business dealings. Moreover, we may need to raise additional funds through public or private debt or equity financing to cover the costs of this transaction, which may result in dilution for stockholders or the incurrence of indebtedness. If our efforts to close the transactions contemplated by the definitive agreement or to integrate the aesthetics business are unsuccessful or are more difficult, time consuming or expensive than originally planned, we may incur unexpected disruptions to our on-going business. These disruptions could harm our operating results. Further, the following specific factors may adversely affect our ability to integrate the aesthetics business of Laserscope:
•	we may experience unexpected losses of employees or customers we expected to gain in connection with this transaction;

•	we may not achieve expected levels of revenue growth;

•	we may not be able to coordinate our current product and process development efforts with those of the aesthetics business in a way which permits us to bring future new products to the market in a timely and cost-effective manner; and

•	we may discover that liabilities that we assumed are greater than anticipated.
     In addition, as part of our pending acquisition, we intend to enter into agreements with Laserscope to obtain certain manufacturing support, administrative services and future intellectual property rights. In the event that Laserscope fails to provide this support and service, or provides such support and service at a level of quality and timeliness inconsistent with the historical delivery of such support and service, or fails to grant us the intellectual property rights we expected, our ability to integrate the aesthetics business will be hampered and our operating results may be harmed.
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
      Any claims, with or without merit, and regardless of whether we are successful on the merits, would be time-consuming, result in costly litigation and diversion of technical and management personnel, cause shipment delays or require us to develop noninfringing technology or to enter into royalty or licensing agreements. An adverse determination in a judicial or administrative proceeding and failure to obtain necessary licenses or develop alternate technologies could prevent us from manufacturing and selling our products, which would have a material adverse effect on our business, results of operations and financial condition. Management believes that liabilities resulting from the Synergetics Litigation Matters described in Part II, Item 4 , or other claims which are pending or known to be threatened, will not have a material adverse effect on the Company’s financial position or results of operations. However, it is possible that cash flows or results or operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

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
     Our Operating Results May be Adversely Affected by Changes in Third Party Coverage and Reimbursement Policies and any Uncertainty Regarding Healthcare Reform Measures. Our ophthalmology products are typically purchased by doctors, clinics, hospitals and other users, which bill various third-party payers, such as governmental programs and private insurance plans, for the health care services provided to their patients. Third-party payers are increasingly scrutinizing and challenging the coverage of new products and the level of reimbursement for covered products. Doctors, clinics, hospitals and other users of our products may not obtain adequate reimbursement for use of our products from third-party payers. While we believe that the laser procedures using our products have generally been reimbursed, payers may deny coverage and reimbursement for our products if they determine that the device was not reasonable and necessary for the purpose used, was investigational or was not cost-effective. In addition, third party payers may not initiate coverage of new procedures using our products for a significant period. In September 2000, the Center for Medicare and Medicaid Services, or CMS, advised that claims for reimbursement for certain age related macular degeneration, or AMD, procedures which use our OcuLight SLx laser system, could be submitted for reimbursement, with coverage and payment to be determined by the local medical carriers at their discretion. To date five carriers representing 17 states have written reimbursement coverage statements or local policies on Transpupillary Thermotherapy, or TTT. The states reimbursing for TTT are Alaska, Arizona, California, Colorado, Hawaii, Iowa, Idaho, Mississippi, North Carolina, North Dakota, Nevada, Oregon, Pennsylvania, South Dakota, Tennessee, Washington and Wyoming. Domestic sales of the OcuLight SLx laser system may continue to be limited until more local medical carriers reimburse for performing such AMD procedures or until CMS advises that claims for these procedures may be submitted directly to CMS at the national level. The clinical results of the TTT4CNV trial and other clinical trials may influence the individual state or CMS decision to reimburse for certain laser procedures. In November 2005, we filed a CPT (Current Procedural Terminology) Change Request Form seeking the extension of Category III (Emerging Technology) codes 0016T and 0017T for wet and dry forms of AMD. We learned in early May that the panel had voted to retain the Category III codes 0016T and 0017T on reporting Transpupillary Thermotherapy/Ablation of macular drusen for an extension of five years or until codes have been accepted for placement in the Category I section of CPT.
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
     We May Need Additional Capital, which May Not Be Available, and Our Ability to Grow May be Limited as a Result. We believe that our existing cash balances, available-for-sale securities, bank financing associated with our acquisition of Laserscope and cash flow expected to be generated from future operations will be sufficient to meet our capital requirements at least through the next 12 months. However, we may be required, or could elect, to seek additional funding prior to that time. The development and marketing of new products and associated support personnel requires a significant commitment of resources. If cash from available sources is insufficient, we may need additional capital, which may not be available on favorable terms, if at all. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities, fund potential acquisitions or respond to competitive pressures or unanticipated requirements. Any inability to raise additional capital when we require it would seriously harm our business.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Stockholders was held on June 8, 2006 in Mountain View, California. Of the 7,765,829 shares outstanding as of the record date, 7,051,749 were present or represented by proxy at the meeting. The results of the voting on the matters submitted to the stockholders are as follows:
1.	To elect seven (7) directors to serve for the ensuing year or until their successors are duly elected and qualified.

Name	Votes For	Votes Withheld
Theodore Boutacoff	7,021,925	29,824
Barry G. Caldwell	6,316,977	734,772
James L. Donovan	6,959,325	92,424
Donald L. Hammond	6,944,804	106,945
Garrett A. Garrettson	6,945,004	106,745
Robert K. Anderson	6,929,004	122,745
Sanford Fitch	6,975,175	76,574

2.	To approve the amendment and restatement of the Company’s 1998 Stock Plan.

Votes for:	3,956,818
Votes against:	231,149
Votes abstaining:	37,921
No-Vote:	2,825,861
3.	To ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 30, 2006.

Votes for:	7,033,596
Votes against:	12,260
Votes abstaining:	5,893
Item 5. Other Information
     None.
Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Trademark Acknowledgments
IRIDEX, the IRIDEX logo, IRIS Medical, OcuLight, SmartKey, EndoProbe and Apex are our registered trademarks. IRIDERM, G-Probe, DioPexy, DioVet, TruFocus, TrueCW, UltraView, DioLite 532, Long Pulse, MicroPulse, ScanLite, ColdTip (Handpiece), VariSpot (Handpiece), TruView and EasyFit product names are our trademarks. All other trademarks or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

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