Form 10-Q
period 2006-09-30
IRIDEX CORP
filed 2006-12-22
CIK 1006045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
IRIDEX Corporation
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	September 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$4,439	$12,655
Available-for-sale securities	17,651	8,779
Accounts receivable, net	6,373	6,589
Inventories	8,529	8,594
Prepaids and other current assets	639	885
Current deferred income taxes	1,415	1,415

Total current assets	39,046	38,917
Property and equipment, net	1,082	1,114
Deferred income taxes and other long term assets	1,179	1,073

Total assets	$41,307	$41,104

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,093	$1,094
Accrued expenses	3,700	4,421
Deferred revenue	1,328	1,072

Total liabilities	6,121	6,587

Contingencies (Note 5)
Stockholders’ equity:
Common stock	79	76
Additional paid-in capital	28,955	26,334
Accumulated other comprehensive loss	(2)	(27)
Treasury stock	(430)	(430)
Retained earnings	6,584	8,564

Total stockholders’ equity	35,186	34,517

Total liabilities and stockholders’ equity	$41,307	$41,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Sales	$9,222	$9,081	$26,869	$26,613
Cost of sales	4,350	4,202	13,076	13,511

Gross profit	4,872	4,879	13,793	13,102

Operating expenses:
Research and development	1,506	1,172	3,955	3,133
Sales, general and administrative	4,854	2,990	12,651	8,852

Total operating expenses	6,360	4,162	16,606	11,985

Income (loss) from operations	(1,488)	717	(2,813)	1,117
Interest and other income, net	184	157	540	413

Income (loss) before income taxes	(1,304)	874	(2,273)	1,530
Benefit from (provision for) income taxes	161	5	293	(241)

Net income (loss)	$(1,143)	$879	$(1,980)	$1,289

Net income (loss) per common share — basic	($0.15)	$0.12	($0.26)	$0.17

Net income (loss) per common share — diluted	($0.15)	$0.11	($0.26)	$0.16

Shares used in per common share basic calculations	7,758	7,441	7,680	7,373

Shares used in per common share diluted calculations	7,758	8,102	7,680	7,885

(A)	Results for the three and nine months ended September 30, 2006 and October 1, 2005 include stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
	(In thousands)
Cost of sales	$28	$—	$95	$—
Research and development	67	—	188	—
Selling, general and administrative	331	—	1,077	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Net income (loss)	$(1,143)	$879	$(1,980)	$1,289
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities, net of tax	2	4	16	(9)

Comprehensive income (loss)	$(1,141)	$883	$(1,964)	$1,280

The accompanying notes are an integral part of these condensed consolidated financial statements

IRIDEX Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,	October 1,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(1,980)	$1,289
Adjustments to reconcile net income to net cash provided by (used in) operating activities:		—
Depreciation and amortization	390	320
Warrants issued for services		87
Stock-based compensation	1,360	—
Provision for doubtful accounts	108	38
Provision for excess and obsolete inventories	51	167
Changes in operating assets and liabilities:
Accounts receivable	108	509
Inventories	14	(572)
Prepaids and other current assets	246	51
Other long term assets	(106)	—
Accounts payable	(1)	(45)
Accrued expenses	(721)	(469)
Deferred revenue	256	332

Net cash provided by (used in) operating activities	(275)	1,707

Cash flows from investing activities:
Purchases of available-for-sale securities	(17,651)	(5,592)
Proceeds from maturity of available-for-sale securities	8,804	4,222
Acquisition of property and equipment	(358)	(327)

Net cash used in investing activities	(9,205)	(1,697)

Cash flows from financing activities:
Issuance of common stock	1,264	664

Net cash provided by financing activities	1,264	664

Net increase (decrease) in cash and cash equivalents	(8,216)	674

Cash and cash equivalents at beginning of period	12,655	10,381

Cash and cash equivalents at end of period	$4,439	$11,055

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
     The condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 3, 2006. The results of operations for the three and nine months period ended September 30, 2006 are not necessarily indicative of the results for the year ending December 30, 2006 or any future interim period.
2. Restatement of Financial Results for the Quarter Ended April 1, 2006
     As disclosed in the Company’s Current Report on Form 8-K dated August 21, 2006, in August 2006 the Audit Committee of the Board of Directors engaged outside counsel and initiated an independent review of the Company’s revenue recognition practices. This review was initiated in response to an allegation made by a former employee that the Company had recognized revenues prematurely in its fourth fiscal quarter of 2004. The investigation concluded that the Company had prematurely recognized revenue in 2004, but the error did not arise from any wrongful intent to impact the Company’s financial reporting. In the course of this review, other errors, unrelated to the allegation, were identified from the period beginning in the fourth quarter of 2003 through the first quarter of 2006. As it relates to the errors identified in the first quarter of 2006, the Company determined that it was necessary to restate its financial results for the quarter ended April 1, 2006 to reflect adjustments to the previously reported financial information. While the review identified errors relating to the periods from the fourth quarter of 2003 through December 31, 2005, the Audit Committee of the Board of Directors concluded that these errors were not material to the previously issued financial statements. The nine month results of 2006 includes adjustments to reduce revenue, cost of sales and operating expenses by $81,000, $43,000 and $5,000, respectively, related to the correction of immaterial errors related to prior periods.
3. Summary of Significant Accounting Policies
     The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the Securities and Exchange Commission on April 3, 2006. With the exception of the adoption of Statement of Financial Accounting Standards No. 123(R), (“SFAS 123(R)”), the Company adopted on January 1, 2006, the Company’s significant accounting policies have not materially changed as of September 30, 2006.
Revenue Recognition
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
Deferred Revenue
     Deferred revenue related to warranty contracts is recognized on a straight line basis over the period of the applicable contract. Cost is recognized as incurred. A reconciliation of changes in the Company’s deferred revenue balances for the nine months ending September 30, 2006 and October 1, 2005 follows (in thousands):

	Nine Months Ended
	September 30, 2006	October 1, 2005
Balance, beginning of period	$1,072	$910

Additions to deferred revenue	1,256	1,135

Revenue recognized	(1,000)	(803)

Balance, end of period	$1,328	$1,242

Warranty
     The Company accrues for an estimated warranty cost upon shipment of products in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” Actual warranty costs incurred have not materially differed from those accrued. The Company’s warranty policy is effective for shipped products which are considered defective or fail to meet the product specifications. Warranty costs are reflected in the statement of operations as a cost of sales. A reconciliation of the changes in the Company’s warranty liability for the nine months ending September 30, 2006 and October 1, 2005 follows (in thousands):

	Nine Months Ended
	September 30, 2006	October 1, 2005
Balance, beginning of period	$1,128	$933

Accruals for warranties issued during the period	586	955

Settlements made in kind during the period	(868)	(789)

Balance, end of period	$846	$1,099

4. Inventories
     Inventories are stated at the lower of cost or market. Cost is being determined under a standard cost method, which approximates a first in, first out basis. The components of inventories consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
Raw materials and work in progress	$3,781	$5,191
Finished goods	4,748	3,403

Total inventories	$8,529	$8,594

5. Contingencies
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
     On July 7, 2006, the United States District Court for the Eastern District of Missouri, Eastern Division, St. Louis issued a Claim Construction Ruling, interpreting 14 disputed phrases within the Company’s patent No. 5,085,492. The court adopted the Company’s position with respect to 13 of the 14 patent terms, and adopted a position between the Company’s and Synergetics’ positions with respect to the 14th term. On November 2, 2006, the Company amended its complaint to add patent infringement claims against Synergetics USA’s wholly owned subsidiary, Synergetics Inc. On November 10, 2006, Synergetics Inc. and Synergetics USA, answered the amended complaint, denying liability for patent infringement and filing counterclaims seeking a declaratory judgment that they did not infringe the Company’s patent. Synergetics Inc. also re-filed the three additional counterclaims relating to disparagement, thereby substituting Synergetics Inc. for Synergetics USA as the plaintiff on those counterclaims. Discovery is scheduled to end on December 22, 2006, and trial is scheduled to begin on April 16, 2007. The Company is confident that its patent claims have merit, and if the parties do not reach a settlement, the Company intends to vigorously pursue its claims to judgment.
     The Company is involved in another suit with Synergetics Inc., entitled Synergetics, Inc. v. Peregrine Surgical, Ltd., Innovatech Surgical, Inc., and IRIDEX Corporation, Case No. 06-CV-107 in the United States District Court for the Eastern District of Pennsylvania. Synergetics Inc. filed suit against the Company on April 25, 2006, by adding the Company as a defendant to a then-existing lawsuit against the other two defendants. Synergetics Inc. alleges that the Company infringes its patent and seeks injunctive relief, monetary damages, treble damages, costs and attorneys’ fees. On June 29, 2006, the Company filed its response to Synergetics Inc.’s pleading, denying Synergetics Inc.’s claims and asserting counterclaims seeking a declaratory judgment that it does not infringe Synergetics Inc.’s patent. Synergetics Inc.’s responded to the Company’s counterclaims on July 24, 2006, denying them. On August 10, 2006, the case was reassigned to District Judge Thomas Golden.
     On July 19, 2006, Synergetics Inc. filed suit in the United States District Court for the Eastern District of Missouri against the Company, seeking a declaratory judgment that a laser probe connector system that it announced on July 10, 2006 does not infringe the Company’s patent No. 5,085,492, and seeking a declaratory judgment that the Company’s patent is invalid and unenforceable. This suit is entitled Synergetics, Inc. v. IRIDEX Corporation, Case No. 4:06CV1104CDP. On August 15, 2006, the Company answered the Synergetics Inc. complaint, denying that Synergetics Inc. was entitled to any relief, and filed crossclaims against Synergetics USA Inc. and counterclaims against Synergetics Inc., alleging that they infringe the Company’s patent No. 5,085,492 and seeking injunctive relief, monetary damages, treble damages, costs and attorneys’ fees. On November 20, 2006, the Court ordered that this case (No. 4:06CV1104CDP) be consolidated for all purposes with the case against Synergetics USA, pending in the same court (No. 4:05CV1916CDP), that the amended pleadings in the earlier case shall be the operative pleadings, and that this case be administratively closed.
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

6. Computations of Net Income (Loss) Per Common Share
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
     During the three months ended October 1, 2005, options to purchase 306,196 shares of common stock at a weighted average exercise price of $9.17 per share were outstanding but were not included in the computations of diluted net income per common share because the exercise price of the related options exceeded the average market price of the common shares. During the nine months ended October 1, 2005, options to purchase 488,832 shares at a weighted average exercise price of $8.32 were outstanding, but were not included in the computations of diluted net income per share because the exercise price of the related options exceeded the average market price of the common shares. During the three and nine months ended September 30, 2006, options to purchase 2,183,013 shares of common stock at a weighted average exercise price of $5.98 per share as well as a warrant to purchase 25,000 shares at a weighted average exercise price of $6.07 were outstanding, but were not included in the computations of diluted net loss per share because their effect was antidilutive. These options and warrant could dilute earnings per share in future periods.
7. Business Segments
     We operate in two reportable segments: the ophthalmology medical device segment and the dermatology medical device segment. In both segments, we develop, manufacture and market medical devices. Our revenues arise from the sale of consoles, delivery devices, disposables and service and support activities.
     Information on reportable segments for the three and nine months ended September 30, 2006 and October 1, 2005 is as follows (in thousands):

	Three Months Ended September 30, 2006			Three Months Ended October 1, 2005
	Ophthalmology	Dermatology		Ophthalmology	Dermatology
	Medical	Medical		Medical	Medical
	Devices	Devices	Total	Devices	Devices	Total
Sales	$7,954	$1,268	$9,222	$7,883	$1,198	$9,081

Direct cost of goods sold	2,444	560	3,004	2,461	465	2,926

Direct gross margin	5,510	708	6,218	5,422	733	6,155

Total unallocated costs			(7,522)			(5,281)

Pre-tax income (loss)			(1,304)			874

	Nine Months Ended September 30, 2006			Nine Months Ended October 1, 2005
	Ophthalmology	Dermatology		Ophthalmology	Dermatology
	Medical	Medical		Medical	Medical
	Devices	Devices	Total	Devices	Devices	Total
Sales	23,175	$3,694	$26,869	$21,764	$4,849	$26,613

Direct cost of goods sold	7,186	1,718	8,904	7,219	2,393	9,612

Direct gross margin	15,989	1,976	17,965	14,545	2,456	17,001

Total unallocated costs			(20,238)			(15,471)

Pre-tax income (loss)			(2,273)			1,530

     Indirect costs of manufacturing, research and development, and selling, general and administrative costs are not allocated to the segments.
     The Company’s assets and liabilities are not evaluated on a segment basis. Accordingly, no disclosure of segment assets and liabilities is provided.
8. Stock-based Compensation
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
1998 Stock Plan
     The 1998 Stock Plan (the “1998 Plan”), as amended, provides for the granting to employees (including officers and employee directors) of incentive stock options and for the granting to employees (including officers and employee directors) and consultants of nonstatutory stock options, stock purchase rights (“SPRs”), restricted stock, restricted stock units, performance shares, performance units and stock appreciation rights. The 1998 Plan is administered by the Company’s Board of Directors (the “Administrator”). The exercise price of incentive stock options and stock appreciation rights granted under the 1998 Plan must be at least equal to the fair market value of the shares at the time of grant. With respect to any recipient who owns stock possessing more than 10% of the voting power of our outstanding capital stock, the exercise price of any option or SPR granted must be at least equal to 110% of the fair market value at the time of grant. Options granted under the 1998 Plan are exercisable at such times and under such conditions as determined by the Administrator; generally over a four year period. The maximum term of incentive stock options granted to any recipient must not exceed ten years; provided, however, that the maximum term of an incentive stock option granted to any recipient possessing more than 10% of the voting power of our outstanding capital stock must not exceed five years. In the case of SPRs, unless the Administrator determines otherwise, the Company has a repurchase option exercisable upon the voluntary or involuntary termination of the purchaser’s employment with the Company for any reason (including death or disability). Such repurchase option lapses at a rate determined by the Administrator. The purchase price for shares repurchased by the Company is the original price paid by the purchaser. As of September 30, 2006 and October 1, 2005, no shares were subject to repurchase. The form of consideration for exercising an option or stock purchase right, including the method of payment, is determined by the Administrator. The 1998 Plan expires in June 2008.
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
     In conjunction with the employment of the Company’s Chief Executive Officer in July 2005, in consideration of services performed under a recruiting contract, the Company issued a warrant to purchase 25,000 shares of the Company’s common stock at an exercise price of $6.07 per share. The warrant is exercisable at any time and expires on July 5, 2008. The fair value of the warrants of $87,000 was recorded as an expense for the twelve month period ended December 31, 2005. The fair value of the warrant was calculated using the Black-Scholes pricing model with the following assumptions: dividend yield of 0 percent, contractual life of 3 years, risk free rates of 4.04 percent and volatility of 83 percent. At September 30, 2006, the warrant remained outstanding.
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
Stock-Based Compensation
     The Company adopted SFAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The Company’s financial statements as of and for the nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the nine months ended September 30, 2006 was $1.4 million, which consisted of stock-based compensation expense related to stock options and employee stock purchases. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the nine months ended October 1, 2005.
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
     The determination of fair value of all options granted by the Company is computed based on the Black-Scholes option-pricing model with the following weighted average assumptions:

	Employee Stock Option		Employee Stock		Employee Stock Option		Employee Stock
	Plan		Purchase Plan		Plan		Purchase Plan
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September	October	September	October	September	October	September	October
	30, 2006	1, 2005	30, 2006	1, 2005	30, 2006	1, 2005	30, 2006	1, 2005
Average risk free interest rate	4.80%	4.04%	4.99%	3.68%	4.80%	4.13%	4.99%	3.25%

Expected life (in years)	3.8	3.0	0.5	0.5	3.8	3.0	0.5	0.5

Dividend yield	—	—	—	—	—	—	—	—

Average volatility	65.0%	84.0%	42.0%	83.0%	65.0%	84.0%	42.0%	84.0%
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
     The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2006 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Cost of sales	$28	$95
Research and development	67	188
Sales, general and administrative	331	1,077

	$426	$1,360

     Stock-based compensation capitalized as part of inventory for the three and nine months ended September 30, 2006 was insignificant.
     The modified prospective transition method of SFAS 123(R) requires the presentation of pro-forma information for periods presented prior to the adoption of SFAS 123(R) regarding net income (loss) and net income (loss) per share as if the Company had accounted for the Company’s stock options under the fair value method of SFAS 123. If compensation expense had been determined based upon the fair value at grant date for employee compensation arrangements, consistent with the methodology prescribed under SFAS 123, the Company’s pro forma net income and net income per common share under SFAS 123 for the nine months ended October 1, 2005 would have been as follows (in thousands except per share data).

	Three Months Ended	Nine Months Ended
	October 1, 2005	October 1, 2005
Net income, as reported for prior periods	$879	$1,289
Stock-based compensation expense related to employee stock options and employee stock purchases	(205)	(537)

Pro forma net income	$674	$752

Basic net income per share:

As reported	$0.12	$0.17

Pro forma	$0.09	$0.10

Diluted net income per share:

As reported	$0.11	$0.16

Pro forma	$0.08	$0.10

     Pro Forma disclosures for the three and nine months ended September 30, 2006 are not presented because stock-based employee compensation was accounted for under SFAS 123(R)’s fair value method during this period.
     Information with respect to activity under these option plans are set forth below (in thousands except per share data):

		Weighted Average	Aggregate Intrinsic
	Shares	Exercise Price	Value
Outstanding at December 31, 2005	2,154,003	$5.50	$14,518

Options granted	297,650	8.45	88

Options exercised	(215,626)	4.48	(920)

Options forfeited/cancelled/expired	(28,014)	6.73	(56)

Outstanding at September 30, 2006	2,208,013	$5.98	$13,630

     The weighted average grant date fair value of options granted during the nine months ended September 30, 2006 was $8.45 per share.
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the nine months ended September 30, 2006 was $0.9 million. Total fair value of options vested and expensed was $1.1 million, net of tax, for the nine months ended September 30, 2006.

     As a result of adopting the fair value recognition provisions of SFAS 123(R), the impact to the condensed consolidated financial statements for the nine months ended September 30, 2006 from stock-based compensation is as follows (in thousands, except per share data):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006
Stock-based compensation expense by award type:
Employee stock options granted	$418	$1,336
Employee stock purchase plan	8	24

Total stock-based compensation	426	1,360
Total effect on stock-based compensation at the Company’s marginal tax rate	(76)	(238)

Effect on net income (loss)	$350	$1,122
Effect on net income (loss) per share:
Basic and diluted	$(0.04)	$(0.14)

     A summary of the status of the Company’s non-vested options as of September 30, 2006 and changes during the period ended September 30, 2006 is presented below (in thousands, except per share amounts):

		Weighted Average
		Grant Dated Fair
	Number of Shares	Value
Non-vested at December 31, 2005	893,119	$5.72
Granted	297,650	8.45
Vested	(249,102)	5.17
Cancelled/forfeited	(28,014)	6.73

Non-vested at September 30, 2006	913,653	6.66

     As of September 30, 2006, there were $2.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements under both of the plans. The cost is expected to be recognized over a weighted average period of three years.

     The following table summarizes information with respect to stock options outstanding at September 30, 2006:

	Options Outstanding			Options Vested and Exercisable
	Number of	Weighted		Number of		Weighted
	Shares	Average	Weighted	Shares	Weighted	Average
	Outstanding at	Remaining	Average	Exercisable at	Average	Remaining
Range of	September 30,	Contractual	Exercise	September 30,	Exercise	Contractual
Exercise Prices	2006	Life (Years)	Price	2006	Price	Life (Years)
$2.94 — $3.50	242,617	6.44	$3.36	210,622	$3.37	6.40
$3.52 — $4.00	300,170	3.20	$3.86	287,095	$3.87	3.04
$4.01— $5.08	309,999	5.88	$4.64	220,459	$4.53	4.89
$5.13 — $5.69	228,627	6.01	$5.47	121,342	$5.48	4.47
$6.00 — $6.00	7,437	8.67	$6.00	770	$6.00	8.67
$6.07 — $6.07	325,000	8.76	$6.07	112,502	$6.07	8.16
$6.19 — $7.84	317,063	6.65	$7.16	117,083	$6.97	5.12
$7.98 — $8.75	248,300	7.08	$8.35	39,267	$8.47	3.81
$8.88 — $12.19	221,300	3.64	$9.47	177,720	$9.28	2.87
$12.75 — $12.75	7,500	3.76	$12.75	7,500	$12.75	3.76

$2.94 — $12.75	2,208,013	6.01	$5.98	1,294,360	$5.45

     As of September 30, 2006, the aggregate intrinsic value of fully vested and exercisable options was $4.2 million.
9. Subsequent Event
     On November 30, 2006 the Company signed a definitive agreement with American Medical Systems, Inc. and Laserscope, a wholly owned subsidiary of American Medical Systems, Inc., (AMS) under which we intend to acquire the laser aesthetics business of Laserscope. Under the terms of the definitive agreement, we will acquire certain assets and liabilities of Laserscope for approximately $26 million in cash and $2 million in unregistered shares of IRIDEX common stock, subject to post closing adjustments. AMS will be supplying aesthetics laser products to the Company for a period of up to nine months. At the end of this period, the Company will purchase from AMS any remaining raw material, work in process and finished goods inventory for no more than $9.0 million. The Company plans to use a combination of cash and bank financing to finance the transaction. The Board of Directors for IRIDEX has unanimously approved the terms of the transaction, which is expected to close by early January 2007, subject to certain closing conditions.
10. Recent Accounting Pronouncements
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
     In September 2006, the FASB issued SFAS No. 157,, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, t his statement does not require any new fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on the consolidated financial statements.
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

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Quarterly Report on Form 10-Q contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to levels of future sales and operating results, actual order rate and market acceptance of our products; expectations for future sales growth, generally, including expectations of additional sales from our new products and new applications of our existing products; the potential for production cost decreases and higher gross margins; our ability to develop and introduce new products through strategic alliances; favorable Center for Medicare and Medicaid coverage decisions regarding age-related macular degeneration (AMD) procedures that use our products; results of clinical studies and risks associated with bringing new products to market; general economic conditions; and levels of international sales. In some cases, forward-looking statements can be identified by terminology, such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including as a result of the factors set forth under “Factors That May Affect Future Operating Results” and other risks detailed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 3, 2006 and detailed from time to time in our reports filed with the Securities and Exchange Commission. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update such forward-looking statements to reflect events or circumstances occurring after the date of this report.
Restatement of Financial Results for the Quarter Ended April 1, 2006
     As disclosed in the Company’s Current Report on Form 8-K dated August 21, 2006, in August 2006 the Audit Committee of the Board of Directors engaged outside counsel and initiated an independent review of the Company’s revenue recognition practices. This review was initiated in response to an allegation made by a former employee that the Company had recognized revenues prematurely in its fourth fiscal quarter of 2004. The investigation concluded that the Company had prematurely recognized revenue in 2004, but the error did not arise from any wrongful intent to impact the Company’s financial reporting. In the course of this review, other errors, unrelated to the allegation, were identified from the period beginning in the fourth quarter of 2003 through the first quarter of 2006. As it relates to the errors identified in the first quarter of 2006, the Company determined that it was necessary to restate its financial results for the quarter ended April 1, 2006 to reflect adjustment to the previously reported financial information. While the review identified errors relating to the periods from the fourth quarter of 2003 through December 31, 2005, the Audit Committee of the Board of Directors concluded that these errors were not material to the previously issued financial statements. The nine month results of 2006 includes adjustments to reduce revenue, cost of sales and operating expenses by $81,000, $43,000 and $5,000, respectively, related to the correction of immaterial errors related to prior periods.
Overview
     IRIDEX Corporation is a leading provider of therapeutic based laser systems and delivery devices used to treat eye diseases in ophthalmology and skin conditions in dermatology (aesthetics). Our products are sold in the United States predominantly through a direct sales force and internationally through 69 independent distributors into 107 countries. Our revenues arise primarily from the sale of our OcuLight Systems, IQ810 lasers, VariLite, DioLite 532 systems, delivery devices, disposables and service and support activities. Our business includes a recurring revenue component which includes the sale of our disposable single use laser probes, EndoProbes, combined with the repair, servicing and extended warranty protection for our laser systems. Cost of sales consists primarily of the cost of purchasing components and sub-systems, assembling, packaging, shipping and testing components at our facility, and the direct labor and associated overhead. Research and development expenses consist primarily of personnel costs, materials and research support provided to clinicians at medical institutions developing new applications which utilize our products. Research and development costs have been expensed as incurred. Sales, general and administrative expenses consist primarily of costs of personnel, sales commissions, travel expenses, advertising and promotional expenses, facilities, legal and accounting, insurance and other expenses which are not allocated to other departments.
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

Results of Operations
     The following table sets forth certain operating data as a percentage of sales for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.2%	46.3%	48.7%	50.8%

Gross profit	52.8%	53.7%	51.3%	49.2%

Operating expenses:
Research and development	16.3%	12.9%	14.7%	11.8%
Sales, general and administrative	52.7%	32.9%	47.1%	33.2%

Total operating expenses	69.0%	45.8%	61.8%	45.0%

Income (loss) from operations	(16.1)%	7.9%	(10.5)%	4.2%
Interest and other income, net	2.0%	1.7%	2.0%	1.5%

Income (loss) before income taxes	(14.1)%	9.6%	(8.5)%	5.7%
Benefit from (provision for) income taxes	1.7%	0.0%	1.1%	(0.9%)

Net income (loss)	(12.4)%	9.6%	(7.4)%	4.8%

     The following table sets forth for the periods indicated the amount of sales for our operating segments and sales as a percentage of total sales.

	Three Months Ended				Nine Months Ended
	September 30, 2006		October 1, 2005		September 30, 2006		October 1, 2005
		Percentage		Percentage		Percentage		Percentage
		of total		of total		of total		of total
	Amount	sales	Amount	sales	Amount	sales	Amount	sales
Domestic	$5,699	61.8%	$5,787	63.7%	$16,126	60.0%	$16,438	61.8%

International	3,523	38.2%	3,294	36.30%	10,743	40.0%	10,175	38.2%

Total	9,222	100.0%	9,081	100.0%	26,869	100.0%	26,613	100.0%

Ophthalmology:

Domestic	4,803	52.1%	4,733	52.1%	13,441	50.0%	12,481	46.9%

International	3,151	34.2%	3,150	34.7%	9,734	36.2%	9,283	34.9%

Total	7,954	86.3%	7,883	86.8%	23,175	86.2%	21,764	81.8%

Dermatology:

Domestic	896	9.7%	1,054	11.6%	2,685	10.0%	3,957	14,9%

International	372	4.0%	144	1.6%	1,009	3.8%	892	3.3%

Total	$1,268	13.7%	$1,198	13.2%	$3,694	13.8%	$4,849	18.2%

Total recurring revenue	$3,732	40.5%	$3,223	35.5%	$11,443	42.6%	$9,653	36.3%

Total non-recurring revenue	$5,490	59.5%	$5,858	64.5%	$15,426	57.4%	$16,960	63.7%

Ophthalmology and Dermatology Sales Overview
     We manage and evaluate our business in two segments — ophthalmology and dermatology. We then further break down these major segments by geography — Domestic (United States) and International (the rest of the world). In addition, within ophthalmology, we review trends by laser system sales (laser boxes and delivery devices) and recurring sales (single use disposable probes, EndoProbes and repair, servicing and extended warranty protection for our laser systems). Within the dermatology segment we review overall trends surrounding our laser systems, which include our newly introduced DioLite XP and VariLite laser systems and the DioLite laser system.
     Total sales increased by 1.6% to $9.2 million for the three months ended September 30, 2006 from $9.1 million for the three months ended October 1, 2005. Domestic sales which represented 61.8% of total sales, decreased by 1.5% to $5.7 million from $5.8 million. The decrease in domestic sales was a result of a $0.1 million decrease in domestic dermatology sales. The decrease in domestic dermatology sales was driven primarily by unfilled dermatology sales positions for most of the third quarter of 2006. International sales, which were 38.2% of total sales, increased by 7.0% to $3.5 million from $3.3 million. The increase in international sales was a result of a $0.1 million increase in international ophthalmology revenue and a $0.1 million increase in international dermatology revenue.
     For the nine months ended September 30, 2006, total sales increased 1.0% to $26.9 million for the nine months ended September 30, 2006 from $26.6 million for the nine months ended October 1, 2005. Domestic sales, which were 60.0% of total sales, decreased by 1.9% to $16.1 million for the nine months ended September 30, 2006 from $16.4 million for the nine months ended October 1, 2005. The decrease in domestic sales was a result of a $1.2 million decrease in domestic dermatology sales offset by a $0.9 million increase in domestic ophthalmology revenue. The decrease in domestic dermatology sales was mainly due to unfilled sales positions during most of the third quarter of 2006. International sales, which represented 40.0% of total sales, increased by 5.6% to $10.7 million for the nine months ended September 30, 2006 from $10.2 million for the nine months ended October 1, 2005. The increase in international sales was a result of a $0.4 million increase in international ophthalmology sales and a $0.1 million increase in international dermatology revenue.
Ophthalmology Sales
     Ophthalmology sales increased 0.9% to $8.0 million for the three months ended September 30, 2006 from $7.9 million for the three months ended October 1, 2005. Domestic ophthalmology sales increased 1.5% to $4.8 million for the three months ended September 30, 2006 from $4.7 million for the three months ended October 1, 2005. The increase in domestic ophthalmology sales was due, in large part, to increased sales of disposable products, including new disposables introduced in the last 18 months. International ophthalmology sales remained constant at $3.2 million for the three months ended September 30, 2006 and October 1, 2005. No overall change in international ophthalmology sales occurred as increased international sales of disposable products were offset by decreased sales of ophthalmology equipment.

     For the nine months ended September 30, 2006, ophthalmology sales increased 6.5% to $23.2 million from $21.8 million for the nine months ended October 1, 2005. Domestic ophthalmology sales increased 7.7% for the nine months ended September 30, 2006 to $13.4 million from $12.5 million for the nine months ended October 1, 2005. For the nine months ended September 30, 2006, international ophthalmology sales increased 4.9% to $9.7 million from $9.3 million for the nine months ended October 1, 2005. The increases in sales for domestic and international ophthalmology for the nine month period ended September 30, 2006 was due mainly to increased sales of disposable products.
     We anticipate that with the continued focus on our direct ophthalmic business that the disposable business will continue to grow at greater than historical rates. The second half of the year is historically the highest revenue period with the fourth quarter being the highest.
Dermatology Sales
     Dermatology sales remained relatively constant at $1.2 million for the three months ended September 30, 2006 and October 1, 2005. Domestic dermatology sales decreased 15.0% to $0.9 million for the three month period ended September 30, 2006 from $1.1 million for the comparable period in 2005. The decrease in domestic dermatology sales was driven primarily by unfilled dermatology sales positions. International dermatology sales increased 158.3% to $0.4 million for the three months ended September 30, 2006 from $0.1 million for the three months ended October 1, 2005.
     For the nine months ended September 30, 2006 dermatology sales decreased 23.8% to $3.7 million from $4.8 million for the nine months ended October 1, 2005. Domestic dermatology sales decreased 32.1% to $2.7 million for the nine months ended September 30, 2006 from $4.0 million for the nine months ended October 1, 2005. The decrease in domestic dermatology sales was driven mainly by unfilled sales positions on the dermatology sales team in the second quarter of 2006. We have since hired an additional dermatology sales representative and have revised our marketing programs. International dermatology sales increased 13.1% to $1.0 million for the nine months ended September 30, 2006 from $0.9 million for the comparable period in 2005.
     The company has restructured the domestic sales distribution network in order to increase productivity levels. The company believes that these changes will enhance the level of dermatology revenues during the fourth quarter of 2006.
Gross Margin

	Three Months Ended		Nine Months Ended
	September 30	October 1,	September 30	October 1,
	2006	2005	2006	2005
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.2%	46.3%	48.7%	50.8%

Gross profit	52.8%	53.7%	51.3%	49.2%

     Our gross profit remained constant at $4.9 million for the three month periods ended September 30, 2006 and October 1, 2005. Gross profit as a percentage of sales for the three months ended September 30, 2006 decreased to 52.8% from 53.7% for the comparable prior year three month period. The total 0.9% decrease in gross profit as a percentage of sales during this period included a decrease of 2.2% relating to higher product costs including product mix, the change in inventory reserves and warranty charges, and 8a 0.5% decrease due to reduced average selling prices offset by an increase of 1.8% related to lower overhead costs.
     For the nine months ended September 30, 2006, gross profit increased by $0.7 million to $13.8 million from $13.1 million for the nine months ended October 1, 2005. Gross profit as a percentage of sales for the nine months ended September 30, 2006 increased to 51.3% from 49.2%. The total 2.1% increase in gross profit as a percentage of sales during this period included an increase of 3.5% relating to lower product costs including product mix, the change in inventory reserves and warranty charges and an increase of 0.8% related to lower overhead costs offset by a 2.2% decrease due to reduced average selling prices.
     Although increasing competition has continued to result in a downward trend in average selling prices for some products, we intend to continue our efforts to reduce the cost of components and manufacturing and thereby mitigate the impact of price reductions on our gross profit. In addition, as we evaluate gross margins on each of our product lines, we may choose to place greater focus on product lines with better margins. See “-Factors That May Affect Future Results — If We Cannot Increase Our Sales Volumes, Reduce Our Costs or Introduce Higher Margin Products to Offset Anticipated Reductions in the Average Unit Selling Price of our Products, Our Operating Results May Suffer.” We expect our gross profit margins to continue to fluctuate due to changes in the relative proportions of domestic and international sales, mix of sales of existing products, pricing, product costs and a variety of other factors. See “-Factors That May Affect Future Results — Our Operating Results May Fluctuate from Quarter to Quarter and Year to Year.”
Research and Development

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Research and development expense as a percentage of total revenue	16.3%	12.9%	14.7%	11.8%
     Our research and development expenses increased by 28.5% to $1.5 million for the three months ended September 30, 2006 from $1.2 million for the three months ended October 1, 2005. Research and development expenses increased as a percentage of sales to 16.3% for the three months ended September 30, 2006 from 12.9% for the comparable prior year three-month period. The increase in research and development expenses in absolute dollars and as a percentage of sales for the three month period ended September 30, 2006 was due to $0.3 million in increased project spending for new development projects, $0.1 million in stock compensation expense offset by decreased consulting expense of $0.1 million.
     For the nine months ended September 30, 2006 research and development expenses increased 26.2% to $4.0 million from $3.1 million for the nine months ended October 1, 2005. As a percentage of sales, research and development expense increased to 14.7% for the nine months Ended September 30, 2006 from 11.8% for the nine months ended October 1, 2005. The increase in research and development expense in absolute dollars and as a percentage of sales for the nine month period ended September 30, 2006 was due primarily to a $0.4 million in increased project spending, $0.2 million in stock compensation expense, $0.2 million in increased salaries, benefits and recruiting and relocation expenses associated with new hires in 2006, and a $0.1 million in other research and development expense.
     The company’s research and development expenses have been higher than normal levels as two major laser consoles and several new disposable products are in development.

Selling, General and Administrative

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Selling, general and administrative expense as a percentage of total revenue	52.7%	32.9%	47.1%	33.3%
     Our sales, general and administrative expenses increased by 62.3% to $4.9 million for the three months ended September 30, 2006 from $3.0 million for the three months ended October 1, 2005. As a percentage of sales, sales, general and administrative expenses increased to 52.7% for the three months ended September 30, 2006 from 32.9% for the comparable prior year three-month period. The increase in sales, general and administrative expense in absolute dollars and as a percentage of sales for the three month period ended September 30, 2006 as compared to the three month period ended October 1, 2005 was due primarily to $1.1 million in increased legal spending associated mainly with litigation, $0.3 million in stock compensation expense, increased bad debt expense of $0.2 million, $0.1 million in increased salaries, benefits, recruiting expenses for new marketing personnel, $0.1 million in increased selling expenses and $0.1 million in other general and administrative increases.
     For the nine months ended September 30, 2006 sales, general and administrative expense increased 42.9% to $12.7 million from $8.9 million for the nine months ended October 1, 2005. As a percentage of sales, sales, general and administrative expense increased to 47.1% for the nine months ended September 30, 2006 from 33.3% for the nine months ended October 1, 2005. The increase in sales, general and administrative expense in absolute dollars and as a percentage of sales for the nine month period ended September 30, 2006 was due primarily to $1.63 million in increased legal spending associated mainly with litigation, $1.0 million in stock compensation expense, $0.6 million in increased selling expenses related to increased headcount and activity, $0.4 million in increased marketing spending related to salaries, benefits and recruiting for new hires as well as increased marketing activity and , $0.3 million in spending associated with an investigation of our revenue recognition practices,$0.1 million in increased business development spending. and a $0.1 million increase in other general and administrative spending. The company’s selling, general and administrative expenses have been running at higher than historical levels throughout 2006 and, in particular, in the second and third quarters of 2006. This has been due to some unusual expenses particularly relating to legal expenses and new hire expenses. The company expects these unusual expenses to decline and return back to historical levels. Spending associated with the Synergetics litigation is not expected to continue beyond the second quarter of 2007 as a trial date of April 2007 has been established.
     Interest and Other Income, net. For the three months ended September 30, 2006 we recorded net other income of $184,000 as compared with net other income of $157,000 for the three months ended October 1, 2005. For the nine months ended September 30, 2006, net other income was $540,000 as compared with $414,000 for the nine months ended October 1, 2005. The change in net other income for both the three and nine month periods was due primarily to increased interest rates and to increased cash, cash equivalents and available for sale securities.
     Income Taxes. The effective income tax rate for the three month period ending September 30, 2006 was 12.3% as compared with 0.6% for the three month period ending October 1, 2005. For the nine month period ending September 30, 2006 the effective income tax rate was 12.9% as compared with 15.8% for the nine month period ending October 1, 2005. The change in the effective tax rate was driven primarily by the accounting for certain tax benefits associated with stock compensation expense commencing in 2006.

Liquidity and Capital Resources
     At September 30, 2006, our primary sources of liquidity included cash and cash equivalents and available-for-sale securities in the aggregate amount of $22.1 million. In addition, we have available $4 million under our unsecured line of credit which bears interest at the bank’s prime rate and expires in October 2007. As of September 30, 2006, no borrowings were outstanding under this credit facility. We expect to renew the line of credit in October 2007, assuming that the terms continue to be acceptable.
     During the nine months ended September 30, 2006, operating activities used $0.3 million of cash. The primary uses of cash from operating activities included a net loss of $2.0 million and, a decrease in accrued expenses of $0.7 million, offset by sources of cash which included stock compensation expense of $1.4 million, depreciation of $0.4 million, an increase in deferred revenue of $0.3 million, a decrease in net accounts receivable of $0.1 million and an increase in other miscellaneous sources of $0.1 million. The decrease in accrued expenses related primarily to a $0.9 million decrease in accrued salaries associated with payment of the 2005 bonus and commission as well as the timing of payroll, $0.3 million in decreased warranty reserves due to decreased coverage periods, a $0.3 million decrease in tax payable offset by a $0.7 million increase in accrued legal and accounting fees associated mainly with litigation and $0.1 million in other miscellaneous uses. Net accounts receivable decreased by $0.2 million as a result of continued focus on collection efforts.
     Investing activities used $9.2 million in cash and cash equivalents during the nine months ended September 30, 2006, primarily due to purchases of available for sale securities of $8.8 million, net of maturities and purchases of fixed assets of $0.4 million.
     Net cash provided by financing activities during the nine months ended September 30, 2006 was $1.3 million which consisted of the issuance of common stock under employee option plans and the employee stock purchase plan.
     As noted in Note 9 to the condensed and consolidated financial statements, on November 30, 2006, we signed a definitive agreement with American Medical Systems, Inc, and Laserscope, a wholly-owned subsidiary of American Medical Systems (“AMS”) under which we intend to acquire the laser aesthetics business of Laserscope. Under the terms of the definitive agreement, we will acquire certain assets and liabilities of Laserscope for approximately $26 million in cash and $2 million in unregistered shares of IRIDEX common stock, subject to post closing adjustments. AMS will be supplying aesthetic laser products to the Company for a period of up to nine months. At the end of this period, the Company will purchase from AMS any remaining raw materials, work in process and finished goods inventory for no more than $9 million. The Company plans to use a combination of cash and bank financing to finance the transaction. Our Board of Directors has unanimously approved the terms of the transaction, which is expected to close by early January 2007 subject to certain closing conditions.
     We believe that, based on current estimates, our cash, cash equivalents and available-for-sale securities together with cash generated from operations and the bank financing to be obtained in connection with our acquisition of the laser aesthetics business of Laserscope will be sufficient to meet our anticipated cash requirements for the 12 months following the acquisition which is expected to close by early January 2007. Our liquidity could be negatively affected by a decline in demand for our products, the need to invest in new product development or reductions in spending by our customers, as well as the increased working capital requirements of our business following completion of our pending acquisition of the Laserscope laser aesthetics business. There can be no assurance that additional debt or equity financing will be available when required or, if available, can be secured on terms satisfactory to us. See “-Factors That May Affect Future Results — We May Need Additional Capital, which May Not Be Available, and Our Ability to Grow May Be Limited as a Result.”

Accounting Policies
     The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the Securities and Exchange Commission on April 3, 2006; however, they have been updated below to reflect the adoption of SFAS 123(R) on January 1, 2006.
     The Company adopted SFAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The Company’s financial statements as of and for the nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the nine months ended September 30, 2006 was $1.4 million, which consisted of stock-based compensation expense related to stock options and employee stock purchases. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during the nine months ended October 1, 2005. See Note 7 for additional information.
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
     Interest Rate Risk. We are subject to interest rate risks on cash and cash equivalents, available-for-sale marketable securities and any future financing requirements. Interest rate risks related to marketable securities are managed by managing maturities in our marketable securities portfolio. We have no long-term debt as of September 30, 2006.
     The fair value of our investment portfolio or related income would not be significantly impacted by changes in interest rates since the marketable securities maturities do not exceed a term of 12 – 14 months.
Qualitative Disclosures
     Interest Rate Risk. Our primary interest rate risk exposures relate to:
•	the fall in value of available-for-sale securities if market interest rates increase; and

•	the impact of interest rate movements on our ability to obtain adequate financing to fund future operations.
     Our exposure to interest rate risk at September 30, 2006 is related primarily to our investment portfolio. Our investment portfolio includes fixed rate debt instruments of high quality corporate issuers, asset-backed securities and variable-rate municipal bonds. A change in prevailing interest rates may cause the fair value of our investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk, investments are generally held to maturity and the weighted average duration of our investments is 12 months or less. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. As of September 30, 2006, the carrying value of these investments approximates fair market value. We do not believe any of our investments are other than temporarily impaired at September 30, 2006.
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
     A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management determined that the following control deficiencies constitute a material weakness in our internal control over financial reporting at September 30, 2006.
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
     During the course of its review, management, with the participation of the CEO and CFO, determined the Company did not maintain effective controls over the accounting for revenue because of the following material weakness.
     The Company did not maintain effective controls over the completeness and accuracy of the revenue recognition process. Specifically, effective controls were not designed and in place to ensure that all terms and conditions relating to revenue agreements, including verbal and written side arrangements, non standard terms and multiple element arrangements, were identified to ensure revenue was accurately recorded in accordance with generally accepted accounting principles. Additionally, effective controls were not designed and in place to ensure that sales personnel did not enter into unauthorized side arrangements with customers, including rights of return. This control deficiency resulted in restatements of the Company’s consolidated financial statements for the first quarter of 2006 and adjustments to the second quarter of 2006, affecting revenue, cost of goods sold, operating expenses and inventory. These control deficiencies could result in the misstatement of the aforementioned accounts that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute a material weakness at September 30, 2006.

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
(b) Changes in internal control over financial reporting
     We have implemented most of the corrective actions related to the material weaknesses related to our period-end review procedures identified above in the three-month period covered by this Quarterly Report on Form 10-Q. We continue to implement automated general ledger reports to replace key spreadsheets where possible and we are in the process of enhancing the current capabilities of the finance function. No other change has occurred in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the ‘34 Act) during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. As discussed in (a) above, management has designed a plan for remediation and is implementing changes in our internal control over financial reporting to remediate the material weaknesses identified above.

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
     On July 19, 2006, Synergetics Inc. (a wholly owned subsidiary of Synergetics USA, Inc.) filed suit in the United States District Court for the Eastern District of Missouri against the Company, seeking a declaratory judgment that a laser probe connector system that it announced on July 10, 2006 does not infringe the Company’s patent No. 5,085,492, and seeking a declaratory judgment that the Company’s patent is invalid and unenforceable. This suit is entitled Synergetics, Inc. v. IRIDEX Corporation, Case No. 4:06CV1104CDP. On August 15, 2006, the Company answered the Synergetics Inc. complaint, denying that Synergetics Inc. was entitled to any relief, and filed crossclaims against Synergetics USA Inc. and counterclaims against Synergetics Inc., alleging that they infringe the Company’s patent No. 5,085,492 and seeking injunctive relief, monetary damages, treble damages, costs and attorneys’ fees. On November 20, 2006, the Court ordered that this case (No. 4:06CV1104CDP) be consolidated for all purposes with the earlier case pending in the same court (No. 4:05CV1916CDP), that the amended pleadings in the earlier case shall be the operative pleadings, and that this case be administratively closed.
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
     We Face Strong Competition in Our Markets and Expect the Level of Competition to Grow in the Foreseeable Future. Competition in the market for devices used for ophthalmic and dermatology treatment procedures is intense and is expected to increase. Our competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. Our principal competitors in ophthalmology are Lumenis Ltd., Nidek, Carl Zeiss, Inc., Alcon, and Synergetics, Inc. Most of these companies currently offer a competitive semiconductor-based laser system in ophthalmology. Also within ophthalmology pharmaceutical alternative treatments for AMD such as Visudyne (Novartis), Macugen (OSI Pharmaceuticals) and Lucentis (Genentech) compete rigorously with traditional laser procedures. Our principal competitors in dermatology are Palomar Technologies, Candela Corporation, Syneron, Lumenis Ltd. and Laserscope (which was recently acquired by American Medical Systems, Inc.). On November 30, 2006, we signed a definitive agreement with American Medical Systems, Inc. and Laserscope under which we intend to acquire the laser aesthetics business of Laserscope. Some competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. Some companies also have greater name recognition than we do and long-standing customer relationships. In addition to other companies that manufacture photocoagulators, we compete with pharmaceuticals, other technologies and other surgical techniques. Some medical companies, academic and research institutions, or others, may develop new technologies or therapies that are more effective in treating conditions targeted by us or are less expensive than our current or future products. Any such developments could have a material adverse effect on our business, financial condition and results of operations.
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
     We Depend on Sales of Our Ophthalmology Products for a Significant Portion of Our Operating Results. We derive, and expect to continue to derive, a large portion of our revenue and profits from sales of our ophthalmology products. For the three months ended September 30, 2006, our ophthalmology sales were $8.0 million or 86.3% of total sales. For the nine months ended September 30, 2006, our ophthalmology sales were $23.2 million or 86.2% of total sales. We anticipate that sales of our ophthalmology products will continue to account for a significant portion of our revenues in the foreseeable future.

     We Depend on International Sales for a Significant Portion of Our Operating Results. We derive, and expect to continue to derive, a large portion of our revenue from international sales. For the three months ended September 30, 2006, our international sales were $3.5 million or 38.2% of total sales. For the nine months ended September 30, 2006, our international sales were $10.7 million or 40.0% of total sales. We anticipate that international sales will continue to account for a significant portion of our revenues, particularly ophthalmology, in the foreseeable future. None of our international revenues and costs has been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. The factors stated above could have a material adverse effect on our business, financial condition or results of operations. Our international operations and sales are subject to a number of other risks including:
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
     We Rely on Our Direct Sales Force and Network of International Distributors to Sell Our Products and any Failure to Maintain Our Direct Sales Force and Distributor Relationships Could Harm Our Business. Our ability to sell our products and generate revenue depends upon our direct sales force within the United States and relationships with independent distributors outside the United States. Currently our direct sales force consists of 21 employees and we maintain relationships with 69 independent distributors internationally selling our products into 107 countries through four direct Area Sales Managers. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are entirely dependent on the efforts of these third parties. If any distributor breaches terms of its distribution agreement or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory would be adversely affected.
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

     Failure to Remediate the Material Weaknesses in Our Disclosure Controls and Procedures in a Timely Manner, or At All, Could Harm Our Operating Results or Cause Us to Fail to Meet Our Regulatory or Reporting Obligations. We evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and, based on this evaluation, management concluded that our disclosure controls and procedures were not effective because of the material weaknesses detailed in Part II (Controls and Procedures), Item 9A of our annual report on form 10-K for the year ended December 31, 2005, which was filed with the SEC on April 3, 2006 and in Item 4 of this Quarterly Report on Form 10-Q..
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
     We entered into a definitive asset purchase agreement with American Medical Systems, Inc. and Laserscope, a wholly owned subsidiary of American Medical Systems, Inc. on November 30, 2006 and we may experience unexpected difficulties closing this transaction or integrating the aesthetics business which we agreed to purchase in this transaction. On November 30, 2006, we signed a definitive agreement with American Medical Systems, Inc. and Laserscope, a wholly-owned subsidiary of American Medical Systems, Inc., under which we intend to acquire the laser aesthetics business of Laserscope. Under the terms of the definitive agreement, we will acquire certain assets and liabilities of Laserscope, for approximately $26 million in cash and $2 million in unregistered shares of our common stock, subject to post closing adjustments. We intend to use a combination of cash and bank financing to finance the transaction. Our Board of Directors has unanimously approved the terms of the transaction, which is expected to close by early January 2007, subject to certain closing conditions. However, there can be no assurance that the transaction will close on a timely basis, or at all.
     Integrating the aesthetics business of Laserscope may be expensive and time-consuming and we may not be able to successfully do so. Integration efforts often take a significant amount of time, place a significant strain on managerial, operational and financial resources and can prove to be more difficult or expensive than predicted. The diversion of our management’s attention and any delay or difficulties encountered in connection with the pending acquisition of the aesthetics business of Laserscope could result in the disruption of our on-going business or inconsistencies in standards, controls, procedures and policies that could negatively affect our ability to maintain relationships with customers, suppliers, collaborators, employees and others with whom we have business dealings. [Moreover, we may need to raise additional funds through public or private debt or equity financing to cover the costs of this transaction, which may result in dilution for stockholders or the incurrence of indebtedness]. If our efforts to close the transactions contemplated by the definitive agreement or to integrate the aesthetics business are unsuccessful or are more difficult, time consuming or expensive than originally planned, we may incur unexpected disruptions to our on-going business. These disruptions could harm our operating results. Further, the following specific factors may adversely affect our ability to integrate the aesthetics business of Laserscope:
•	we may experience unexpected losses of employees or customers we expected to gain in connection with this transaction;

•	we may not achieve expected levels of revenue growth;

•	we may not be able to coordinate our current product development efforts with those of the aesthetics business of Laserscope in a way which permits us to bring future new products to the market in a timely and cost-effective manner; and

•	we may discover that liabilities that we assumed are greater than anticipated.
     In addition, as part of our pending acquisition, we intend to enter into agreements with Laserscope to obtain certain manufacturing support, administrative services and intellectual property rights. In the event that Laserscope fails to provide this support and service, or provides such support and service at a level of quality and timeliness inconsistent with the historical delivery of such support and service, or fails to grant us the intellectual property rights we expected, our ability to integrate the aesthetics business will be hampered and our operating results may be harmed.

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