Form 10-K
period 2006-12-30
IRIDEX CORP
filed 2007-03-30
CIK 1006045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 30, 2006
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
(Zip Code)
(650) 940-4700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

Common	NASDAQ Global Market
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting common equity held by non-affiliates of the Registrant was approximately $45,675,676, as of July 1, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price reported for such date on the NASDAQ Global Market. The registrant did not have any non-voting common equity outstanding. For purposes of this disclosure, shares of common stock held by each executive officer and director and by each holder of 5% or more of the outstanding shares of common stock have been excluded from this calculation, because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     As of March 23, 2007, Registrant had 8,168,624 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain parts of the Proxy Statement for the Registrant’s 2006 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
     This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to levels of future sales and operating results; actual order rate and market acceptance of our products; expectations for future sales growth, generally, including expectations of additional sales from our new products and new applications of our existing products; impact of the acquisition of the Laserscope aesthetics business leveraging our core business and increasing recurring revenues; broadening our product lines through product innovation; our marketing programs, generally, including the Valued IRIDEX Partner Program; efforts to decrease costs; higher gross estimate of the size of our markets; levels of future investment in research and development efforts; our ability to develop and introduce new products through strategic alliances, OEM relationships and acquisitions; outcome of our current litigation; results of clinical studies, risks associated with bringing new products to market, general economic conditions and levels of international sales, our current liquidity, ability to obtain additional financing and impact of concern regarding our ability to continue as a going concern. In some cases, forward-looking statements can be identified by terminology, such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. The reader is strongly urged to read the information contained under the captions “Part I, Item 1, Business,” and “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Results” in this Annual Report on Form 10-K for a more detailed description of these significant risks and uncertainties. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-K. We undertake no obligation to update such forward-looking statements to reflect events or circumstances occurring after the date of this report.
Item 1. Business
General
     IRIDEX Corporation is a leading worldwide provider of therapeutic based laser systems and delivery devices used to treat eye diseases in ophthalmology and skin conditions in dermatology (also referred to as aesthetics). Our products are sold in the United States predominantly through a direct sales force and internationally through 77 independent distributors in 107 countries. Total product sales in 2006, 2005 and 2004 were $35.9 million, $37.0 million, and $32.8 million respectively, which generated a net (loss) income for those corresponding years of ($2.6) million, $1.7 million and ($0.4) million.
     The current family of OcuLight laser systems, which accounts for the majority of our revenues, is used for ophthalmic applications primarily in operating rooms. The OcuLight product family includes the OcuLight TX, IRIS Medical IQ810 Laser System, the OcuLight Symphony (Laser Delivery System), OcuLight SL, OcuLight SLx, OcuLight GL and OcuLight GLx laser photocoagulation systems. Our ophthalmology products contributed $30.8 million, $30.7 million, and $27.8 million to our total revenues in 2006, 2005 and 2004, respectively. Our ophthalmology products are used in the treatment of serious eye diseases, including the three leading causes of irreversible blindness, diabetic retinopathy, glaucoma and age-related macular degeneration (AMD). In addition, our ophthalmology products are often used in vitrectomy procedures (proliferative diabetic retinopathy, macular holes, retinal tears and detachments) which are generally performed in the operating room require a disposable single use laser probe (EndoProbe) to deliver the light to the back of the eye.

     Our dermatology products treat skin conditions, primarily vascular and pigmented lesions. Our dermatology laser systems include the DioLite XP, and the VariLite Dual Wavelength Laser systems. Our dermatology products are primarily used in a dermatologist or plastic surgeon’s office and contributed $5.1 million, $6.4 million, and $5.1 million to our total revenues in 2006, 2005 and 2004, respectively.
     In January 2007, the Company acquired Laserscope’s aesthetics business including its subsidiaries in France and the United Kingdom (UK) from American Medical Systems Holdings (AMS). Laserscope aesthetic treatments encompass minimally invasive surgical techniques for hair removal, leg veins, wrinkle removal, acne damage, sun damage and skin rejuvenation. These procedures are usually not performed in an operating room and are therefore paid for by patients without the assistance of any insurance or medicare reimbursement. Laserscope’s aesthetic products include the Gemini™ Laser System, Venus-i™ Laser Systems, Lyra-i™ Laser System, Aura-i™ Laser System featuring StarPulse™ and Solis IPL System. Lasersope’s delivery devices VersaStat i SmartScan Plus, SmartScan™ ,CoolSpot™ , Dermastats™ and MicronSpot™ Dermastats.
     The Iridex ophthalmic and dermatology laser system, exclusive of the Laserscope products, consist of small, portable laser consoles and delivery devices. While dermatologists almost always use our laser systems in their offices, ophthalmologists and plastic surgeons typically use our laser systems in hospital operating rooms (OR) and ambulatory surgical centers (ASC), as well as their offices. In the OR and ASC, ophthalmologists use our laser with either an indirect laser ophthalmoscope or a disposable, single use EndoProbe. Our business includes a recurring revenue component which includes the sales of the disposable, single use laser probes, EndoProbes, combined with the repair, servicing and extended warranty protection for our laser systems. Since our first shipment in 1990, more than 8,300 IRIDEX medical laser systems, both ophthalmic and dermatology, have been sold worldwide.
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
The IRIDEX Strategy
     We are one of the worldwide leaders in developing, manufacturing, marketing, selling and servicing innovative medical laser systems. We have three key elements in our strategy: 1) leveraging our core business and increasing recurring revenues in our ophthalmology business, 2) broadening our product lines through product innovation, and 3) developing new market opportunities through strategic alliances, OEM relationships and acquisitions including the successful integration of the aesthetics business of Laserscope.
     1. Leverage our Core Business and Increase Recurring Revenues. We believe that we can continue to grow our current installed base of more than 8,300 IRIDEX laser systems worldwide. With the initiatives of our expanded sales and marketing team, we expect to grow our current product offerings in laser systems, delivery devices and disposables. Despite the fact that the majority of our sales are in a competitive replacement market, the features of our laser systems combined with our large installed laser base as well as our new product innovations should allow us to increase our market share.

     Our recurring revenue includes the sale of our disposable, single use laser probes, EndoProbes, combined with the repair, servicing and extended warranty protection for our laser systems. In 2006 recurring revenues were 43% of the overall business up from 36% in 2005 and 33% in 2004. With our increased sales force and new marketing programs, we believe that there is an opportunity to significantly increase our recurring revenues over the next several years. Our new sales programs include an increased number of domestic area sales managers from 10 to 12 focused on the entire ophthalmic product offering and whose incentive plan is more focused on the recurring revenue opportunity, particularly laser probe sales. Our new U.S. marketing programs include a VIP (Valued IRIDEX Partner) program that allows customers to access additional IRIDEX products based upon the purchase of disposable laser probes. During the past two years, we have introduced many different types of EndoProbes into the market, including our stepped, intuitive and illuminating probes.
     When a customer purchases our laser system, a warranty is included. In addition, we market extended warranty protection plans which can be purchased at the time of the product acquisition or after the expiration of the original warranty. We also repair products out of warranty under a program which allows our customer to obtain a laser overnight while their unit is returned for repair. The customer is charged a reasonable fee for these services.
     2. Broaden Product Lines through Product Innovation. One of our core strengths has been the introduction at regular intervals of new laser systems, delivery devices including disposable probes and product upgrades to enhance the benefits of our laser systems. We attempt to leverage the knowledge and know-how of our existing products and technology when developing new products. In October 2000, we introduced the EasyFit family of portable slit lamp adapters (or SLAs), which allow for improved viewing clarity of the retina by the physician. In October 2002, we introduced the OcuLight Symphony Laser Delivery System which combines the clinical versatility and convenience of infrared and visible photocoagulation consoles into one delivery device. We also introduced an expanded EndoProbe product line and a 5 millimeter Large Spot Slit Lamp Adapter. In December 2002, we commenced shipment of the Millennium Endolase module, which we manufacture to be included in Bausch & Lomb’s Millennium Microsurgical System. In 2003, we introduced a 50 micron spot slit lamp adapter, the smallest spot size diameter available on IRIDEX slit lamp adapters. In addition, in 2003 and the first quarter of 2004, we introduced four additions to our Endoprobe product line. In 2004, we launched a new, menu driven infrared platform for ophthalmology, the IQ810, designed to allow easier physician access to a variety of advanced laser energy delivery modes used to perform Minimum Intensity Photocoagulation (MIP) procedures. For the dermatology market, we introduced the VariLite, a dual wavelength laser in the fourth quarter of 2004 that offers both high power 532 nm and 940 nm wavelengths for added clinical versatility and convenience for the physician. In 2005, we continued to expand our disposable EndoProbe product line with new designs in stepped probes, intuitive probes and illuminating probes. In 2005, we also launched the DioLite XP laser which is a high power 532 nm wavelength laser system and ScanLite XP scanner for dermatological applications. In 2006 at the American Academy of Ophthalmology (AAO) we introduced two new laser systems:
•	the OcuLight TX, a new green light laser with an optional remote control and wireless foot switch. This first shipped in late 2006, and

•	the first true yellow 577nm laser system which requires FDA approval and is currently scheduled to ship in mid 2007.
We intend to continue our investment in research and product innovation to improve the performance of our systems and broaden our product offerings. We also intend to develop innovative technologies which can address the customer needs of the ophthalmic and aesthetic markets.

     3. Develop New Market Opportunities Through Strategic Acquisitions and Alliances. In January 2007, we acquired the aesthetics business of Laserscope from AMS to complement the laser systems that Iridex has been selling to dermatologists and plastic surgeons since 1994. In addition to having a strong presence in the offices of dermatologists and plastic surgeons, the Laserscope products have primarily been sold to general practitioners and ob-gyn doctors. The Iridex dermatology products treat skin conditions, primarily vascular and pigmented lesions while Laserscope product treatments encompass minimally invasive surgical techniques for hair removal, leg veins, wrinkle removal, acne damage, sun damage and skin rejuvenation. The successful integration of the Laserscope aesthetics business will be one of the major objectives of our management team in 2007. We have negotiated a supply agreement with AMS to provide us with Laserscope products for up to a nine month period ending October 2007, however, we plan to integrate the manufacture of the Laserscope products into our Mountain View facility within a shorter period of time. In addition we have already transitioned the customer service and support functions related to the Laserscope products to our existing facility in Mountain View.
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
Products
     We utilize a systems approach to product design. Each system includes a console, which generates the laser energy, and a number of interchangeable peripheral delivery devices, including disposable delivery devices, for use in specific clinical applications. This approach allows our customers to purchase a basic console system and add additional delivery devices as their needs expand or as new applications develop. We believe that this systems approach is a distinguishing characteristic and also brings economies-of-scale to our product development and manufacturing efforts because individual applications do not require the design and manufacture of complete stand-alone products. Our primary non-disposable products range in price from $2,000 to $60,000, and consist of laser consoles and specialized delivery devices and our line of disposable products has list prices of between $150 and $200 to end customers.
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

Visible (or Green) Photocoagulator Consoles. Our OcuLight TX, OR, GL and OcuLight GLx semiconductor-based photocoagulator consoles used in ophthalmology deliver visible (532nm) laser light. The OcuLight TX was first shipped in late 2006 and offers an optional remote control and wireless footswitch. The OcuLight GLx has increased power and delivery device capability. Our visible laser light dermatology products, the DioLite XP and VariLite are also based on semiconductor-based technology. The OcuLight OR/GL/GLx/DioLite XP/DioLite consoles weigh 15 pounds, have dimensions of 6“H x 12“W x 12“D, draw a maximum of 300 Watts of wall power and require no external air or water cooling. In December 2002, we commenced shipment of the Millennium Endolase module, which is sold exclusively to Bausch & Lomb for use in their Millennium Microsurgical System. It integrates 532nm photocoagulator capability into Bausch & Lomb’s array of microsurgical capabilities for the vitrectomy procedure. The Millennium Endolase module is compatible with the IRIDEX disposable EndoProbe handpieces and Laser Indirect Ophthalmoscope.
Combination Infrared/Visible Photocoagulator Consoles. The OcuLight Symphony Laser Delivery System, is used by ophthalmologists and consists of an OcuLight SLx infrared (810nm) laser console, OcuLight GLx green (532 nm) laser console, multi-fiber slit lamp adapter, slit lamp and a custom cart. The OcuLight Symphony Laser Delivery System combines the clinical versatility and convenience of a 532 nm, 810 nm and large spot 810 nm into one delivery device for retinal photocoagulation and glaucoma procedures. Our VariLite product which is used in dermatology is a dual wavelength combination of 532nm and infrared 940nm. The VariLite wavelength can be changed with just a simple flip of a single switch and can be used in conjunction with the ScanLite as well as several different sized handpieces. We believe that this product offers a unique value-added proposition and the efficiency of dual laser wavelength delivery in a single product.
Specialized Delivery Devices. Our versatile family of consoles and delivery devices has been designed to accommodate the addition of new capabilities with a minimal incremental investment. Users of this product can add capabilities by simply purchasing new interchangeable delivery devices and utilizing them with their existing console. We have developed both disposable and nondisposable delivery devices and expect to continue to develop additional devices.
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

DioPexy Probe. The DioPexy Probe is a hand-held instrument which is used in procedures to treat retinal tears and breaks, non-invasively through the sclera, as an alternative method of attaching the retina. Our DioPexy Probe results in increased precision, less pain and less inflammation than traditional cryotherapy.
Dermatology Delivery Devices:
DioLite Handpiece. The DioLite Handpiece is a hand held instrument that is used in the treatment of vascular and pigmented skin lesions. These devices are available in 200, 500, 700, 1000 and 1400 micron spot diameters.
VariLite Handpiece. The VariLite Handpiece is a handheld instrument used in the treatment of vascular, pigmented cutaneous skin lesions and small area hair removal. Ergonomic handpieces can be used with both the 532 nm and 940 nm wavelengths and are available in 700, 1,000, 1,400, 2,000 and 2,800 micron spot diameter.
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
Ophthalmology Treatments:

Condition	Procedure	Console	Delivery Devices
Age-related Macular Degeneration	Retinal Photocoagulation	Infrared & Visible	Slit Lamp Adapter

Diabetic Retinopathy

Macular Edema	Grid Retinal Photocoagulation	Infrared & Visible	Slit Lamp Adapter & Operating Microscope Adapter,

	Focal Retinal Photocoagulation	Visible	Slit Lamp Adapter

Proliferative	Pan-Retinal Photocoagulation Vitrectomy Procedure	Infrared & Visible	Slit Lamp Adapter, Operating Microscope Adapter, Laser Indirect Ophthalmoscope, EndoProbe*

Glaucoma

Primary Open-Angle	Trabeculoplasty	Infrared & Visible	Slit Lamp Adapter

Angle-closure	Iridotomy	Infrared & Visible	Slit Lamp Adapter

Condition	Procedure	Console	Delivery Devices
Uncontrolled Gluacoma	Transscleral Cyclophotocoagulation	Infrared	G-Probe*

Retinal Tears and Detachments	Retinopexy Retinal Photocoagulation Vitrectomy Procedure	Infrared & Visible	Slit Lamp Adapter, Laser Indirect Ophthalmoscope, Operating Microscope Adapter, EndoProbe*

	Transscleral Retinal Photocoagulation	Infrared	DioPexy Probe

Retinopathy of Prematurity	Retinal Photocoagulation	Infrared	Laser Indirect Ophthalmoscope

Ocular Tumors	Retinal Photocoagulation	Infrared	Slit Lamp Adapter, Operating Microscope Adapter, Laser Indirect Ophthalmoscope

Macular Holes	Vitrectomy Procedure	Visible	EndoProbe*

*	Disposable single use products
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
     Our product innovation group (formerly known as product development) activities are performed by a current team of 19 engineers with an average of 22 years of experience each in medical products, laser systems and delivery devices. The core competencies of the team include: mechanical engineering, electrical engineering, optics, software, firmware and delivery devices. The team is being transitioned with a focus to introduce innovative products which satisfy the unmet and emerging needs of our customers. Their approach is a rapid product development process which integrates all the necessary disciplines of the Company from product inception through customer acceptance. This approach should allow for rapid and reliable new product innovations and a consistent pipeline of innovative products for our customers.
     Our research activities are performed internally by our research staff. From time to time, we supplement our internal research staff by hiring consultants and/or partnering with universities to gain specialized expertise. Research efforts are directed toward the development of new products and new applications for our existing products, as well as the identification of markets which may include clinical trials and may not be currently addressed by our products.
     We believe that it is important to make a substantial contribution to the treatment of serious eye diseases such as age-related macular degeneration, diabetic retinopathy and glaucoma. The objectives of developing new photocoagluation treatments and applications are to expand the number of patients who can be treated, to more effectively treat diseases, to treat patients earlier in the treatment regimen and to reduce the sideeffects of treatment. Examples of such studies with regard to particular eye afflictions are included in the following paragraphs.
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
     Age-Related Macular Degeneration – Dry Form. About 90% of AMD is the dry form. Our approach to the treatment of dry AMD is to preserve or improve vision by following a MIP protocol that uses the OcuLight infrared laser to cause resorption of dry AMD deposits (drusen) which have accumulated in the macula. We have supported a multi-center clinical trial which is testing a treatment of eyes with dry age-related macular degeneration (PTAMD trial).
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

Customers and Customer Support
     Our products are currently sold to ophthalmologists, particularly those specializing in retina, glaucoma and pediatrics, dermatologists and plastic surgeons. Other customers include research and teaching hospitals, government installations, surgical centers and hospitals. No customer or distributor accounted for 10% or more of total sales in any of 2006, 2005 or 2004. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
     We seek to provide superior customer support and service and therefore created our Global Customer Care Group chartered with the responsibility for handling customer requests and product repairs, which has resulted in a significant improvement in our response times to customer support and service issues. We believe that our superior customer service and technical support distinguish our product offerings from those of our competitors. Our customer support representatives assist customers with orders, warranty returns and other administrative functions. Our technical support engineers provide customers with answers to technical and product-related questions. We maintain an “around-the-clock” telephone service line to service our customers. If a problem with a product cannot be diagnosed and resolved by telephone, a replacement unit is shipped overnight to any domestic customer and by the most rapid delivery means available to any international customer, and the problem unit is returned to us. The small size and rugged design of our products allows for economical shipment and quick response to customers almost anywhere in the world.
Sales and Marketing
     We market our products in the United States predominantly through our direct sales force. Our direct sales force is separated into two separate divisions, one for ophthalmology and one for aesthetics. In total we have a direct sales force of 18 employees who are engaged in sales efforts within the United States as of December 30, 2006. Our sales and marketing organization is based at our corporate headquarters in Mountain View, California with area sales managers located throughout the United States.
     International product sales represented 39.2%, 38.6% and 39.4% of our sales in 2006, 2005 and 2004, respectively. We believe that our international sales will continue to represent a significant portion of our revenues for the foreseeable future. Our international sales are made principally to customers in Europe, Asia, Pacific Rim, Middle East and Latin America. Our products are sold internationally through our 77 independent distributors into 107 countries. International sales are administered through our corporate headquarters in Mountain View, California. Our distribution agreements with our international distributors are generally exclusive and typically can be terminated by either party without cause with 90 days notice. International sales may be adversely affected by the imposition of governmental controls, currency fluctuations, restrictions on export technology, political instability, trade restrictions, changes in tariffs and the economic condition in each country in which we sell our products. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results – We Depend on International Sales.”

     To support our sales process we conduct marketing programs which include direct mail, trade shows, public relations, market research, and advertising in trade and academic journals and newsletters. We annually participate in over 100 trade shows internationally. These meetings allow us to present our products to existing and prospective buyers. One of our new marketing programs designed to help us reach our goal of increasing our recurring revenues, includes a VIP (Valued IRIDEX Partner) program which allows customers to access additional IRIDEX products through a contractual agreement on the purchase of disposable laser probes. In 2006, recurring revenues (including sales of EndoProbes and service revenue) were 40% of the overall business up from 36% in 2005. During the past two years, we have introduced many specialty types of EndoProbes into the market, including our new stepped, intuitive and illuminating probes.
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
Operations
     The manufacture of our infrared and visible light photocoagulators and the related delivery devices is a highly complex and precise process. Completed systems must pass quality control and reliability tests before shipment. Our manufacturing activities consist of specifying, sourcing, assembling and testing of components and certain subassemblies for assembly into our final product. As of December 30, 2006, we had a total of 52 employees engaged in manufacturing activities.
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
     We rely on third parties to manufacture substantially all of the components used in our products, although we assemble critical subassemblies and the final product at our facility in Mountain View, California. Some of these suppliers and manufacturers are sole source. We have some long-term or volume purchase agreements with our suppliers and currently purchase most components on a purchase order basis. These components may not be available in the quantities required, on reasonable terms, or at all. Financial or other difficulties faced by our suppliers or significant changes in demand for these components or materials could limit their availability. Any failures by such third parties to adequately perform may delay the submission of products for regulatory approval, impair our ability to deliver products on a timely basis or otherwise impair our competitive position. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results – We Face Risks of Manufacturing and We Depend on Key Manufacturers and Suppliers.”

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
Competition
     Competition in the market for laser systems and delivery devices used for ophthalmic and dermatology treatment procedures is intense and is expected to increase. This market is also characterized by rapid technological innovation and change, and our products could become obsolete as a result of future innovations. Our competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. In addition to other companies that manufacture photocoagulators and dermatological devices, we compete with pharmaceutical solutions, other technologies and other surgical techniques available in both the dermatologic and ophthalmic markets. Our principal competitors in ophthalmology are Lumenis Ltd., Nidek, Inc., Carl Zeiss Meditec AG, Alcon Inc. and Synergetics. All of these companies currently offer a competitive, semiconductor-based laser system for ophthalmology. Also within ophthalmology pharmaceutical alternative treatments for AMD such as Lucentis (Genentech), and to a lesser extent Visudyne (Novartis) and Macugen (Eyetech) compete rigorously with traditional laser procedures. Our principal competitors in dermatology are Palomar Technologies, Candela Corporation, Syneron, and Lumenis Ltd. Some competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. Some companies also have greater name recognition than us and long-standing customer relationships. In addition, other medical companies, academic and research institutions, or others, may develop new technologies or therapies, including medical devices, surgical procedures or pharmacological treatments and obtain regulatory approval for products utilizing such techniques that are more effective in treating the conditions targeted by us, or are less expensive than our current or future products. Our technologies and products could be rendered obsolete by such developments. Any such developments could have a material adverse effect on our business, financial condition and results of operations. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results – Our Market is Competitive.”
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
     In the United States, medical devices are classified into one of three classes (Class I, II or III), on the basis of the controls deemed necessary by the FDA to reasonably assure the safety and effectiveness of such products. Under FDA regulations, Class I devices are subject to general controls (for example, labeling, premarket notification and adherence to Quality System Regulations (“QSRs”) requirements). Class II devices receive marketing clearance through either a 510(k) premarket notification or a PMA. A 510(k) clearance will be granted if the submitted information establishes that the proposed device is “substantially equivalent” to a legally marketed Class I or II medical device, or to a Class III medical device for which the FDA has not called for a PMA. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional information or data are needed before a substantial equivalence determination can be made. A request for additional data may require that clinical studies of the device’s safety and efficacy be performed.
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

     If the FDA’s evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which may contain a number of conditions that must be met in order to secure final approval of the PMA. When, and if, those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter, authorizing commercial marketing of the device for certain indications. The FDA may also determine that additional clinical trials are necessary or other deficiencies exist in the PMA, in which case PMA approval may be delayed. The PMA process can be expensive, uncertain and lengthy, and a number of devices for which the FDA approval has been sought by other companies have never been approved for marketing.
     If human clinical trials of a device are required in connection with either a 510(k) notification or a PMA, and the device presents a “significant risk,” the sponsor of the trial (usually the manufacturer or the distributor of the device) is required to file an investigational device exemption (“IDE”) application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is reviewed and approved by the FDA and one or more appropriate institutional review boards (“IRBs”), human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a “non significant risk” to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate IRBs.
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
Product Liability and Insurance
     We may be subject to product liability claims in the future. Our products are highly complex and are used to treat extremely delicate eye tissue and skin conditions on and near a patient’s face. Our products are often used in situations where there is a high risk of serious injury or adverse side effects. We recommend that our disposable products only be used once and prominently label these disposables. If a disposable product is not adequately sterilized by the customer between such uses, a patient could suffer serious consequences, possibly resulting in a suit against us for damages. Accordingly, the manufacture and sale of medical products entails significant risk of product liability claims. Although we currently maintain and intend to continue the Company’s product liability insurance, adequate insurance may not be available on acceptable terms, if at all and may not provide adequate coverage against potential liabilities. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful claim brought against us in excess of our insurance coverage could have a material adverse effect on our business, results of operations and financial condition. To date, we have not experienced any product liability claims which would result in payments in excess of our policy limits.
Backlog
     We generally do not maintain a high level of backlog. As a result, we do not believe that our backlog at any particular time is indicative of future sales levels.
Employees
     At December 30, 2006, we had a total of 121 full-time employees, including 52 in operations, 37 in sales and marketing, 19 in research and product innovation and 13 in finance and administration. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. At December 30, 2006, we employed 19 such persons. We intend to hire additional personnel during the next twelve months primarily in the product innovation, direct sales, production and finance areas. We hired 62 additional employees in January 2007 in connection with our acquisition of the assets of Laserscope’s aesthetics business. Our future success will depend in part on our ability to attract, train, retain and motivate highly qualified employees, who are in great demand. We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization, and we have never experienced a work stoppage or strike. We consider our employee relations to be good.
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

Item 1A. Risk Factors
Factors That May Affect Future Results
     In addition to the other information contained in this Annual Report Form 10-K, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operation. You should carefully consider the risks described below before making an investment decision.
     We do not believe that our current liquidity and capital resources will be sufficient to meet our currently planned operating requirements for the next 12 months.
     We do not believe that our current liquidity and capital resources, cash expected to be generated from operations and our ability to draw-down on our credit facilities, if at all, will be sufficient to meet our currently planned operating requirements for the next 12 months. Our concerns about our ability to satisfy our liquidity requirements over the next 12 months are primarily a result of our current operating performance relative to plan, as well as our continuing losses, negative cash flows and current liquidity in relation to future obligations, including our obligation to make a payment in October 2007 to Laserscope for the purchase of certain inventory under our Supply Agreement we entered into with American Medical Systems Holdings in connection with the acquisition of the aesthetics business of Laserscope and our expected inability to satisfy certain covenants under our loan agreement with Mid-Peninsula Bank, part of Greater Bay Bank N.A., and the Export-Import Bank as of March 31, 2007. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, issued an opinion in connection with their audit of our financial statements for the fiscal year ended December 30, 2006 which stated, that there was substantial doubt as to our ability to continue as a going concern.
     Our recent and current operating performance has not met our expectations, primarily as a result of our inability to realize the full benefits of the acquisition of the aesthetics business of Laserscope in our previously anticipated time frame, as well as recent negative cash flows from operations. In particular, revenues from the aesthetics business have been below our expectations. Our ability to realize the potential benefits of the acquisition will depend, in part, on our ability to integrate the aesthetics business. As expected, our efforts towards integrating the aesthetics business of Laserscope has and will continue to take a significant amount of time and place a significant strain on our managerial, operational and financial resources, and may continue to be more difficult and expensive than originally anticipated. This continued diversion of our management’s attention and any additional delays or difficulties encountered in connection with the integration of the aesthetics business will harm our operating results and increase the difficulty of our being able to satisfy our liquidity requirements.
     In addition, we currently expect that our operating performance for our first fiscal quarter ending March 31, 2007 will result in our not being able to satisfy certain current restrictive covenants contained in our credit facilities with Mid-Peninsula Bank and the Export-Import Bank, and if we default on these credit facilities and the lenders exercise their remedies, this will further contribute to the difficulties we expect to face in meeting our liquidity requirements over the next 12 months. Our obligations under these credit facilities are secured by a lien on substantially all of the Company’s assets. Each of these credit facilities contain certain customary covenants which require the Company to maintain profitability beginning in our second fiscal quarter of 2007 and to meet certain tangible net worth and debt service requirements. In addition, we must maintain $3.0 million in restricted cash at all times when borrowings are outstanding. We currently have drawn down $11.4 million under this credit facility which is the full amount currently available, and, given our current financial status, we currently do not expect to be able to satisfy the restrictive covenants relating to these facilities as of March 31, 2007. In the event of default by the Company with the covenants under these facilities, Mid-Peninsula Bank and the Export-Import Bank, would be entitled to exercise their remedies, under these facilities, which include declaring all obligations immediately due and payable and disposing of the collateral if obligations were not paid. We have initiated discussions with a view toward restructuring these credit facilities to enable us to come into compliance with applicable covenants; however, we cannot assure you that these discussions will be successful. See Note 11 of Notes to Consolidated Financial Statements in Part II of this report for more information regarding these credit facilities.
     In order to address our liquidity issues, we plan to, among other things: (i) work towards integrating the aesthetics business as quickly and efficiently as possible and maximizing the potential benefits that may be realized from the acquisition, (ii) modify our planned operations in order to increase our cash flows from operations, (iii) seek to restructure our credit facilities, and (iv) raise additional capital through equity or debt financing in order to enhance our liquidity.

     We cannot assure you that we will be successful in these efforts or that any additional capital raised through debt or equity financings will be available on favorable terms or at all. If we are unsuccessful in these efforts, we may have to suspend or cease operations or significantly dilute our stockholders’ equity holdings.
     We Have More Indebtedness and Fewer Liquid Resources After the Acquisition of the Aesthetics Business of Laserscope, Which Could Adversely Affect Our Cash Flows and Business.
     In order to complete the acquisition, we entered into financing arrangements that provide for a $6 million term loan and a revolving credit line of up to $6 million. We had no debt outstanding at December 30, 2006. We had $12 million outstanding on January 17, 2007 when the acquisition of the aesthetics business of Laserscope was consummated. We also used the majority of our liquid resources to finance the acquisition of the aesthetics business of Laserscope. Upon the transfer of the manufacturing of the Laserscope products from Laserscope to us, we are required to purchase up to $9 million of raw materials inventory from Laserscope. As a result of the increase in debt, demands on our cash resources may increase after the completion of the acquisition. The increased levels of debt could, among other things:
•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for working capital, capital expenditures, acquisitions and other purposes;

•	making it more difficult for us to meet our payment and other obligations under our outstanding debt;

•	increase our vulnerability to, and limit our flexibility in planning for, adverse economic and industry conditions;
•	increase our sensitivity to interest rate increases on our indebtedness with variable interest rates;

•	result in an event of default if we fail to comply with the financial and other restrictive covenants contained in our debt agreements, which event of default could result in all of our debt becoming immediately due and payable;

•	affect our credit rating;

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures, additional acquisitions and other general corporate requirements;

•	create competitive disadvantages compared to other companies with less indebtedness; and

•	limit our ability to apply proceeds from an offering or asset sale to purposes other than the repayment of debt.
     Our Loan Agreements Contain Covenant Restrictions that May Limit Our Ability to Operate Our Business and To Service Our Indebtedness, We Will Require a Significant Amount of Cash. Our Ability to Generate Cash Flow Depends on Many Factors Beyond Our Control.
     Our ability to meet our payment and other obligations under our debt depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure holders that our business will generate cash flow from operations, or that future borrowings will be available to us under our senior credit facility or otherwise, in an amount sufficient to enable us to meet our payment obligations under our debt and to fund other liquidity needs. Our loan agreements contain covenant restrictions that may limit our ability to operate our business.

     Although We Expect that Our Acquisition of the Aesthetics Business of Laserscope Will Result in Benefits to the Company, the Company May Not Realize Those Benefits Because of Integration and Other Challenges.
     On January 16, 2007, we completed our acquisition of the aesthetics business of Laserscope (the “Aesthetics Business”), a wholly-owned subsidiary of American Medical Systems Holdings, Inc. Our ability to realize the anticipated benefits of the acquisition will depend, in part, on our ability to integrate the Aesthetics Business with our business. Integrating the Aesthetics Business may be expensive and time-consuming and we may not be able to successfully do so. Integration efforts often take a significant amount of time, place a significant strain on managerial, operational and financial resources and can prove to be more difficult or expensive than predicted. The diversion of our management’s attention and any delay or difficulties encountered in connection with the pending acquisition of the Aesthetics Business could result in the disruption of our on-going business or inconsistencies in standards, controls, procedures and policies that could negatively affect our ability to maintain relationships with customers, suppliers, collaborators, employees and others with whom we have business dealings. These disruptions could harm our operating results. Further, the following specific factors may adversely affect our ability to integrate the Aesthetics Business:
•	coordinating marketing functions;

•	transferring of the manufacturing of the Laserscope products to the Company;

•	unanticipated issues in integrating information, communications and other systems;

•	unanticipated incompatibility of purchasing, logistics, marketing and administration methods;

•	greater than anticipated liabilities;

•	retaining key employees;
•	consolidating corporate and administrative infrastructures;

•	the diversion of management’s attention from ongoing business concerns;

•	coordinating our current product and process development efforts with those of the Aesthetics Business in a way which permits us to bring future new products to the market in a timely and cost-effective manner; and

•	coordinating geographically separate organizations.
We cannot assure you that the combination of the Aesthetics Business with us will result in the realization of the full benefits anticipated from the acquisition.
     In addition, as part of our acquisition, we entered into agreements with Laserscope to obtain certain manufacturing support, administrative services and future intellectual property rights. In the event that Laserscope fails to provide this support and service, or provides such support and service at a level of quality and timeliness inconsistent with the historical delivery of such support and service, or fails to grant us the intellectual property rights we expected, our ability to integrate the Aesthetics Business will be hampered and our operating results may be harmed.
     Failure to Remediate the Material Weaknesses in Our Disclosure Controls and Procedures in a Timely Manner, or at All, Could Harm Our Operating Results or Cause Us to Fail to Meet Our Regulatory or Reporting Obligations.
     We evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and, based on this evaluation, management concluded that our disclosure controls and procedures were not effective because of the material weaknesses detailed in Item 9A of Part II of this Annual Report on Form 10-K.
     In particular, the material weaknesses identified related to the Company’s period-end review procedures. We are taking a number of remedial actions designed to remedy the material weaknesses summarized above. However, if despite our remediation efforts, we fail to remediate our material weaknesses, we could be subject to regulatory scrutiny and a loss of public confidence in our disclosure controls and procedures. These remediation efforts will likely increase our general and administrative expenses and could, therefore, have an adverse effect on our reported net income.
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
     We currently market visible and infrared light therapeutic-based photocoagulator medical laser systems and delivery devices to the ophthalmology and aesthetics markets. We believe that continued and increased sales, if any, of these medical laser systems is dependent upon a number of factors including the following:
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
     If There is Not Sufficient Demand for the Procedures Performed with Our Products, Practitioner Demand for Our Products Could be Inhibited, Resulting in Unfavorable Operating Results and Reduced Growth Potential.
     Continued expansion of the global market for laser- and other light-based aesthetic procedures is a material assumption of our growth strategy. Most procedures performed using our products are elective procedures not reimbursable through government or private health insurance, with the costs borne by the patient. The decision to utilize our products may therefore be influenced by a number of factors, including:
•	evolving customer needs;

•	the introduction of new products and technologies;

•	evolving surgical practices;

•	evolving industry standards;

•	the cost of procedures performed using our products;

•	the cost, safety and effectiveness of alternative treatments, including treatments which are not based upon laser- or other light-based technologies and treatments which use pharmaceutical products;

•	the success of our sales and marketing efforts; and

•	consumer confidence, which may be impacted by economic and political conditions.
     If, as a result of these factors, there is not sufficient demand for the procedures performed with our products, practitioner demand for our products could be reduced, resulting in unfavorable operating results and lower growth potential.

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
     While We Devote Significant Resources to Research and Development, Our Research and Development May Not Lead to New Products that Achieve Commercial Success.
     Our research and development process is expensive, prolonged, and entails considerable uncertainty. Because of the complexities and uncertainties associated with ophthalmic and aesthetic research and development, products we are currently developing may not complete the development process or obtain the regulatory approvals required to market such products successfully. The products currently in our development pipeline may not be approved by regulatory entities and may not be commercially successful, and our current and planned products could be surpassed by more effective or advanced products of current or future competitors. Therefore, even if we are able to successfully develop enhancements or new generations of our products, these enhancements or new generations of products may not produce revenue in excess of the costs of development and they may be quickly rendered obsolete by changing customer preferences or the introduction by our competitors of products embodying new technologies or features.
     The Clinical Trial Process Required to Obtain Regulatory Approvals is Costly and Uncertain, and Could Result in Delays in New Product Introductions or Even an Inability to Release a Product.
     The clinical trials required to obtain regulatory approvals for our products are complex and expensive and their outcomes are uncertain. We incur substantial expense for, and devote significant time to, clinical trials but cannot be certain that the trials will ever result in the commercial sale of a product. We may suffer significant setbacks in clinical trials, even after earlier clinical trials showed promising results. Any of our products may produce undesirable side effects that could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a product candidate. We, the FDA, or another regulatory authority may suspend or terminate clinical trials at any time if they or we believe the trial participants face unacceptable health risks.
     We Face Strong Competition in Our Markets and Expect the Level of Competition to Grow in the Foreseeable Future.
     Competition in the market for devices used for ophthalmic and dermatology treatment procedures is intense and is expected to increase. Our competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. Our principal competitors in ophthalmology are Lumenis Ltd., Nidek, Carl Zeiss, Inc., Alcon, and Synergetics, Inc. Most of these companies currently offer a competitive semiconductor-based laser system in ophthalmology. Also within ophthalmology pharmaceutical alternative treatments for AMD such as Visudyne (Novartis), Macugen (OSI Pharmaceuticals) and Lucentis (Genentech) compete rigorously with traditional laser procedures. Our principal competitors in dermatology are Palomar Technologies, Candela Corporation, Syneron, and Lumenis Ltd. Some competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. Some companies also have greater name recognition than we do and long-standing customer relationships. In addition to other companies that manufacture photocoagulators, we compete with pharmaceuticals, other technologies and other surgical techniques. Some medical companies, academic and research institutions, or others, may develop new technologies or therapies that are more effective in treating conditions targeted by us or are less expensive than our current or future products. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

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
     We Depend on Sales of Our Ophthalmology Products for a Significant Portion of Our Operating Results.
     We derive, and expect to continue to derive, a large portion of our revenue and profits from sales of our ophthalmology products. For the fiscal year ended December 30, 2006, our ophthalmology sales were $30.8 million or 86% of total sales. We anticipate that sales of our ophthalmology products will continue to account for a significant portion of our revenues in the foreseeable future.
     We Depend on International Sales for a Significant Portion of Our Operating Results.
     We derive, and expect to continue to derive, a large portion of our revenue from international sales. For the year ended December 30, 2006, our international sales were $14.0 million. We anticipate that international sales will continue to account for a significant portion of our revenues, particularly ophthalmology, in the foreseeable future. None of our international revenues and costs has been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. The factors stated above could have a material adverse effect on our business, financial condition or results of operations. Our international operations and sales are subject to a number of other risks and potential costs, including:
•	differing local product preferences and product requirements;

•	cultural differences;

•	changes in foreign medical reimbursement and coverage policies and programs;

•	political and economic instability;

•	impact of recessions in economies outside of the United States;

•	difficulty in staffing and managing foreign operations;

•	performance of our international channel of distributors;

•	foreign certification requirements, including continued ability to use the “CE” mark in Europe;

•	reduced or limited protections of intellectual property rights in jurisdictions outside the United States;

•	longer accounts receivable collection periods;

•	fluctuations in foreign currency exchange rates;

•	potentially adverse tax consequences; and

•	multiple protectionist, adverse and changing foreign governmental laws and regulations.
Any one or more of these factors stated above could have a material adverse effect on our business, financial condition or results of operations.
     As we expand our existing international operations, especially following our acquisition of the aesthetics business of Laserscope, we may encounter new risks. For example, as we focus on building our international sales and distribution networks in new geographic regions, we must continue to develop relationships with qualified local distributors and trading companies. If we are not successful in developing these relationships, we may not be able to grow sales in these geographic regions. These or other similar risks could adversely affect our revenue and profitability.
     We Are Exposed to Risks Associated With Worldwide Economic Slowdowns and Related Uncertainties.
     Concerns about consumer and investor confidence, volatile corporate profits and reduced capital spending, international conflicts, terrorist and military activity, civil unrest and pandemic illness could cause a slowdown in customer orders or cause customer order cancellations. In addition, political and social turmoil related to international conflicts and terrorist acts may put further pressure on economic conditions in the United States and abroad. Unstable political, social and economic conditions make it difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. In particular, it is difficult to develop and implement strategy, sustainable business models and efficient operations, as well as effectively manage supply chain relationships. If such conditions persist, our business, financial condition and results of operations could suffer.
     We Rely on Our Direct Sales Force and Network of International Distributors to Sell Our Products and any Failure to Maintain Our Direct Sales Force and Distributor Relationships Could Harm Our Business.
     Our ability to sell our products and generate revenue depends upon our direct sales force within the United States and relationships with independent distributors outside the United States. Currently our direct sales force consists of 21 employees and we maintain relationships with 77 independent distributors internationally selling our products into 107 countries through four direct Area Sales Managers. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are entirely dependent on the efforts of these third parties. If any distributor breaches terms of its distribution agreement or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory would be adversely affected.
     We do not have any long-term employment contracts with the members of our direct sales force. We may be unable to replace our direct sales force personnel with individuals of equivalent technical expertise and qualifications, which may limit our revenues and our ability to maintain market share. The loss of the services of these key personnel would harm our business. Similarly, our distributor agreements are generally terminable at will by either party and distributors may terminate their relationships with us, which would affect our international sales and results of operations.

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

     If We Fail to Maintain Our Relationships With Health Care Providers, Customers May Not Buy Our Products and Our Revenue and Profitability May Decline.
     We market our products to numerous health care providers, including eye care professionals, hospitals, ambulatory surgical centers, corporate optometry chains and group purchasing organizations. We have developed and strive to maintain close relationships with members of each of these groups who assist in product research and development and advise us on how to satisfy the full range of surgeon and patient needs. We rely on these groups to recommend our products to their patients and to other members of their organizations. The failure of our existing products and any new products we may introduce to retain the support of these various groups could have a material adverse effect on our business, financial condition and results of operations.
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
     Material Increases in Interest Rates May Harm Our Sales.
     We currently sell our products primarily to health care providers in general practice. These health care providers often purchase our products with funds they secure through various financing arrangements with third party financial institutions, including credit facilities and short-term loans. If interest rates continue to increase, these financing arrangements will be more expensive to our customers, which would effectively increase the overall cost of owning our products for our customers and, thereby, may decrease demand for our products. Any reduction in the sales of our products would cause our business to suffer.
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
     If We Fail to Comply With the FDA’s Quality System Regulation and Laser Performance Standards, Our Manufacturing Operations Could Be Halted, and Our Business Would Suffer.
     We are currently required to demonstrate and maintain compliance with the FDA’s Quality System Regulation, or QSR. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. Because our products involve the use of lasers, our products also are covered by a performance standard for lasers set forth in FDA regulations. The laser performance standard imposes specific record-keeping, reporting, product testing and product labeling requirements. These requirements include affixing warning labels to laser products, as well as incorporating certain safety features in the design of laser products. The FDA enforces the QSR and laser performance standards through periodic unannounced inspections. We have been, and anticipate in the future being, subject to such inspections. Our failure to take satisfactory corrective action in response to an adverse QSR inspection or our failure to comply with applicable laser performance standards could result in enforcement actions, including a public warning letter, a shutdown of our manufacturing operations, a recall of our products, civil or criminal penalties, or other sanctions, such as those described in the preceding paragraph, which would cause our sales and business to suffer.
     If We Modify One of Our FDA Approved Devices, We May Need to Seek Reapproval, Which, if Not Granted, Would Prevent Us from Selling Our Modified Products or Cause Us to Redesign Our Products.
     Any modifications to an FDA-cleared device that would significantly affect its safety or effectiveness or that would constitute a major change in its intended use would require a new 510(k) clearance or possibly a pre-market approval. We may not be able to obtain additional 510(k) clearance or pre-market approvals for new products or for modifications to, or additional indications for, our existing products in a timely fashion, or at all. Delays in obtaining future clearance would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and future profitability. We have made modifications to our devices in the past and may make additional modifications in the future that we believe do not or will not require additional clearance or approvals. If the FDA disagrees, and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing the modified devices, which could harm our operating results and require us to redesign our products.
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
     Any claims, with or without merit, and regardless of whether we are successful on the merits, would be time-consuming, result in costly litigation and diversion of technical and management personnel, cause shipment delays or require us to develop noninfringing technology or to enter into royalty or licensing agreements. An adverse determination in a judicial or administrative proceeding and failure to obtain necessary licenses or develop alternate technologies could prevent us from manufacturing and selling our products, which would have a material adverse effect on our business, results of operations and financial condition. Management believes that liabilities resulting from the Synergetics Litigation Matters described in Part I, Item 3 , or other claims which are pending or known to be threatened, will not have a material adverse effect on the Company’s financial position or results of operations. However, it is possible that cash flows or results or operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.
     The Requirements of Complying with the Sarbanes-Oxley Act of 2002 Might Strain Our Resources, Which May Adversely Affect Our Business and Financial Condition.
     We are subject to a number of requirements, including the reporting requirements of the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002. Beginning in 2007 we will be required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act which will require management to perform an assessment of internal control over financial reporting. These requirements might place a strain on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, our management’s attention might be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, and operating results. In addition, we might need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and we might not be able to do so in a timely fashion.

     Because We Do Not Require Training for Users of Our Products, and Sell Our Products to Non-physicians, There Exists an Increased Potential for Misuse of Our Products, Which Could Harm Our Reputation and Our Business.
     Federal regulations allow us to sell our products to or on the order of “licensed practitioners.” The definition of “licensed practitioners” varies from state to state. As a result, our products may be purchased or operated by physicians with varying levels of training, and in many states by non-physicians, including nurse practitioners, chiropractors and technicians. Outside the United States, many jurisdictions do not require specific qualifications or training for purchasers or operators of our products. We do not supervise the procedures performed with our products, nor do we require that direct medical supervision occur. We, and our distributors, generally offer but do not require purchasers or operators of our products to attend training sessions. In addition, we sometimes sell our systems to companies that rent our systems to third parties and that provide a technician to perform the procedure. The lack of training and the purchase and use of our products by non-physicians may result in product misuse and adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation.
     Some of Our Laser Systems Are Complex in Design and May Contain Defects That Are Not Detected Until Deployed By Our Customers, Which Could Increase Our Costs and Reduce Our Revenues.
     Laser systems are inherently complex in design and require ongoing regular maintenance. The manufacture of our lasers, laser products and systems involves a highly complex and precise process. As a result of the technical complexity of our products, changes in our or our suppliers’ manufacturing processes or the inadvertent use of defective materials by us or our suppliers could result in a material adverse effect on our ability to achieve acceptable manufacturing yields and product reliability. To the extent that we do not achieve such yields or product reliability, our business, operating results, financial condition and customer relationships would be adversely affected. We provide warranties on certain of our product sales, and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires us to make estimates of failure rates and expected costs to repair or replace the products under warranty. We currently establish warranty reserves based on historical warranty costs for each product line. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales may be required in future periods.
     Our customers may discover defects in our products after the products have been fully deployed and operated under peak stress conditions. In addition, some of our products are combined with products from other vendors, which may contain defects. As a result, should problems occur, it may be difficult to identify the source of the problem. If we are unable to identify and fix defects or other problems, we could experience, among other things:
•	loss of customers;

•	increased costs of product returns and warranty expenses;

•	damage to our brand reputation;

•	failure to attract new customers or achieve market acceptance;

•	diversion of development and engineering resources; and

•	legal actions by our customers.
The occurrence of any one or more of the foregoing factors could seriously harm our business, financial condition and results of operations.

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
     Our Manufacturing Capacity May Not Be Adequate to Meet the Demands of Our Business.
     If our sales increase substantially, we may need to increase our production capacity. Any prolonged disruption in the operation of our manufacturing facilities could materially harm our business. We cannot assure you that if we choose to scale-up our manufacturing operations, we will have the resources necessary to do so, or that we will be able to obtain regulatory approvals in a timely fashion, which could affect our ability to meet product demand or result in additional costs.
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

     Our Business is Subject to Environmental Regulations.
     Our facilities and operations are subject to federal, state and local environmental and occupational health and safety requirements of the United States and foreign countries, including those relating to discharges of substances to the air, water and land, the handling, storage and disposal of hazardous materials and wastes and the cleanup of properties affected by pollutants. Failure to maintain compliance with these regulations could have a material adverse effect on our business or financial condition.
     In the future, federal, state or local governments in the United States or foreign countries could enact new or more stringent laws or issue new or more stringent regulations concerning environmental and worker health and safety matters that could affect our operations. Also, in the future, contamination may be found to exist at our current or former facilities or off-site locations where we have sent wastes. We could be held liable for such newly discovered contamination which could have a material adverse effect on our business or financial condition. In addition, changes in environmental and worker health and safety requirements could have a material adverse effect on our business or financial condition.
     Our Export Controls May Not be Adequate to Ensure Compliance With United States Export Laws, Especially When We Sell Our Products to Distributors Over Which We Have Limited Control.
     The United States government has declared an embargo that restricts the export of products and services to a number of countries, including Iran, Syria, Sudan and Cuba, for a variety of reasons, including the support by these countries of terrorism. We sell our products through distributors in Europe, Asia and the Middle East, and in such circumstances, the distributor is responsible for interacting with the end user of our products, including assisting in the set up of any products purchased by such end user. In order to comply with United States export laws, we have instituted export controls including training for our personnel in export restrictions and requirements, appointing an export control officer to oversee our export procedures, executing agreements with our distributors that include defining their territory for sale and requirements pertaining to United States export laws, obtaining end user information from our distributors and screening it to restricted party lists maintained by the United States government. While we believe that these procedures are adequate to prevent the export or re-export of our products into countries under embargo by the United States government, we cannot assure you that our products will not be exported or re-exported by our distributors into such restricted countries. In particular, our control over what our distributors do with our products is necessarily limited, and we cannot assure you that they will not sell our products to an end user in a country in violation of United States export laws. Any violation of United States export regulations could result in substantial legal, consulting and accounting costs, and significant fines and/or criminal penalties. In the event that our products are exported to countries under a United States trade embargo in violation of applicable United States export laws and regulations, such violations, costs and penalties or other actions that could be taken against us could adversely affect our reputation and/or have an adverse effect on our business, financial condition, prospects or results of operations.
     We have sold and may continue to sell, with a license, our products into countries that are under embargo by the United States and as a result have incurred and may continue to incur significant legal, consulting and accounting fees and may place our Company’s reputation at risk.
     United States export laws permit the sale of medical products to certain countries under embargo by the United States government if the seller of such products obtains a license to do so, which requirements are in place because the United States has designated such countries as state sponsors of terrorism. Certain of our products have been sold in Syria under license through a distribution agreement with an independent distributor. In addition, certain of our products were distributed in Iran without United States governmental authorization. The aggregate revenue generated by sales of our products into Sudan and Syria have been immaterial to our business and results of operations.
     We may continue to supply medical devices to Sudan and Syria and other countries that are under embargo by the United States government upon obtaining all necessary licenses. We do not believe, however, that our sales into such countries will be material to our business or results of operations. There are risks we face in selling to countries under United States embargo, including, but not limited to, possible damage to our reputation for sales to countries that are deemed to support terrorism, and failure of our export controls to limit sales strictly to the terms of the relevant license, which failure may result in civil and criminal penalties. In addition, we may incur significant legal, consulting and accounting costs in ensuring compliance with our export licenses to countries under embargo. Any damage to our reputation from such sales, failure to comply with the terms of our export licenses or the additional costs we incur in making such sales could have a material adverse impact on our business, financial condition, prospects or results of operations.
Item 2. Properties
     We lease 37,000 square feet of space in Mountain View, California. This facility is being substantially utilized for all of our manufacturing and research and development efforts and also serves as our corporate headquarters. This facility is utilized for both our ophthalmology medical device segment and our dermatology medical device segment. In September 2003, we entered into a lease amendment for our facility in Mountain View. The original lease term of this facility, which ended in February 2004, was amended and extended until February 2009. The lease was also amended to grant us an option to renew this lease for an additional five year period beginning 2009 and continuing until 2014 at a base monthly rental amount to be negotiated at the time of the renewal.
     Management believes that our facility has capacity adequate for our current needs including the requirements for the acquisition of Laserscope products and that suitable additional space or an alternative space would be available as needed in the future on commercially reasonable terms.
Item 3. Legal Proceedings
     On October 19, 2005, the Company filed a suit in the United States District Court for the Eastern District of Missouri against Synergetics, USA, Inc. for infringement of a patent. The Company later amended its complaint to assert infringement claims against Synergetics, Inc.; Synergetics USA, Inc. was dismissed from the suit. The Company alleges that Synergetics infringes the Company’s patent by making and selling infringing products, including its Quick Disconnect laser probes and its Quick Disconnect Laser Probe Adapter, and seeks injunctive relief, monetary damages, treble damages, costs and attorneys’ fees.
     On July 7, 2006, the Court issued a Claim Construction Ruling, interpreting 14 disputed phrases within the Company’s patent. The Court adopted the Company’s position with respect to 13 of the 14 patent terms, and adopted a position between the Company’s and Synergetics’ positions with respect to the 14th term.
     Discovery closed on February 15, 2007. Near the close of discovery, the Company filed five summary judgment motions and Synergetics filed four. After the Court’s rulings on these motions, only four issues remain for trial. Those issues are: (1) the jury will decide the amount of damages caused by Synergetics infringement with their Quick Disconnect products, (2) the jury will decide whether Synergetics’ infringement was willful, (3) the jury will decide the validity of the IRIDEX patent on the issue of obviousness, and (4) the Court will decide if IRIDEX’s right to recover damages for Synergetics’ infringement is limited by the equitable doctrines of laches and estoppel.

     Trial is scheduled to begin on April 16, 2007. The Company is confident that its patent claims have merit, and if the parties do not reach a settlement, the Company intends to vigorously pursue its claims to judgment.
     The company is involved in two other pending suits with Synergetics. The first suit, entitled Synergetics, Inc. v. Peregrine Surgical, Ltd., Innovatech Surgical, Inc., and IRIDEX Corporation, is Case No. 06-CV-107 in the United States District Court for the Eastern District of Pennsylvania. Synergetics filed suit against the Company on April 25, 2006, by adding the Company as a defendant to a then-existing lawsuit against the other two defendants. Synergetics alleges that the Company infringes its patent and seeks injunctive relief, monetary damages, treble damages, costs and attorneys’ fees. On June 29, the Company filed its response to Synergetics’ pleading, denying Synergetics’ claims and asserting counterclaims seeking a declaratory judgment that it does not infringe Synergetics’ patent. Synergetics responded to the Company’s counterclaims on July 24, 2006, denying them. On August 10, 2006, the case was reassigned to District Judge Thomas Golden. Judge Golden has set a status conference for May 4, 2007. There have not yet been any significant proceedings in this case.
     The second suit, entitled Synergetics, Inc. v. IRIDEX Corporation, is pending in the United States District Court for the Eastern District of Missouri. Synergetics filed suit against the Company on February 21, 2007, alleging that the Company’s assertion of patent infringement against Synergetics constitutes a violation of the federal antitrust laws and also abuse of process in Missouri. The Company has not yet been served with a copy of the summons and complaint, which was filed under seal. The Company believes that Synergetics’ suit lacks merit (in part because the Court granted the Company judgment of infringement and denied Synergetics’ motion for judgment on laches) and intends to vigorously defend against Synergetics’ claims should Synergetics choose to proceed with the suit.
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
     Our common stock is quoted on the NASDAQ Global Market under the symbol “IRIX” since our initial public offering on February 15, 1996. The following table sets forth for the periods indicated the high and low sales prices for our common stock, as reported on the NASDAQ Global Market.

	High	Low
Fiscal 2006
Fourth Quarter	$11.65	$8.03
Third Quarter	10.69	7.20
Second Quarter	13.40	9.75
First Quarter	13.34	7.50

Fiscal 2005
Fourth Quarter	$8.93	$6.29
Third Quarter	8.80	6.16
Second Quarter	6.53	5.07
First Quarter	6.19	4.21
     On March 15, 2007 the closing price on the NASDAQ Global Market for our common stock was $10.25 per share. As of March 15, 2007, there were approximately 72 holders of record (not in street name) of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of our stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
     We have never paid cash dividends on our common stock. We currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future. In addition, the payment of cash dividends to our stockholders is currently prohibited by our credit facility. See Note 4 of Notes to Consolidated Financial Statements.

Securities Authorized for Issuance Under Equity Compensation Plans
     As of December 30, 2006, we had three equity compensation plans. These plans are the 2005 Employee Stock Purchase Plan, 1995 Director Option Plan and 1998 Stock Option Plan, all of which have been approved by our stockholders. The following table summarizes our equity compensation plans as of December 30, 2006:

	(a)		(b)	(c)
				Number of securities
				remaining available for future
	Number of securities to		Weighted-average exercise	issuance under equity
	be issued upon exercise		price of outstanding	compensation plans
	of outstanding options,		options, warrants and	(excluding securities
Plan category	warrants and rights		rights	reflected in column (a))
Equity compensation plans approved by security holders	1,822,466	(1)	$5.93	471,621	(2)

Equity compensation plans not approved by security holders	309,104	(3)	6.42	0

Total	2,131,570		$6.00	471,621

(1)	Includes 1,462,791 options to purchase shares outstanding under the 1998 Stock Plan, 97,500 options to purchase shares outstanding under the 1995 Director Option Plan and 262,175, options to purchase shares outstanding under the Amended and Restated 1989 Incentive Stock Plan.

(2)	Includes 458,673 options available for future issuance under the 1998 Stock Plan and 12,948 shares issuable under the 2005 Employee Stock Purchase Plan.

(3)	Consists of three items. The first is a Stand-Alone Option granted to Barry G. Caldwell on July 5, 2005, entitling Mr. Caldwell to purchase up to 234,104 shares of the Company’s common stock at an exercise price of $6.07 per share, issued as a stand-alone option, outside of the Company’s existing stock plans and as a material inducement to Mr. Caldwell accepting employment with the Company. The shares covered by the Stand-Alone Option vest over a four (4) year period, with 1/4th of the total number of shares subject to the Stand-Alone Option vesting on July 5, 2006 and 1/48th of the total number of shares subject to the Stand-Alone Option vesting each full month thereafter, provided that Mr. Caldwell continues to be a service provider to the Company on each such date.
The second item is a warrant, issued in conjunction with the employment of the Company’s Chief Executive Officer, in consideration of services performed under a recruiting contract, to purchase 25,000 shares of the Company’s common stock at an exercise price of $6.07 per share. The warrant is exercisable at any time and expires on July 5, 2008.
The third item is a stand-alone option granted outside of the Company’s existing stock plans to Deborah Tomasco, the Company’s Vice President of Product Innovation. The option entitles Ms. Tomasco to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $8.26 per share.

Item 6. Selected Financial Data
     The following selected consolidated financial data as of December 30, 2006 and December 31, 2005, and for the years ended December 30, 2006, December 31, 2005 and January 1, 2005, has been derived from, and are qualified by reference to, our audited consolidated financial statements included herein. The selected consolidated statement of operations data for the years ended January 3, 2004 and December 28, 2002, and the consolidated balance sheet data as of January 1, 2005, January 3, 2004 and December 28, 2002 has been derived from our audited financial statements not included herein. These historical results are not necessarily indicative of the results of operations to be expected for any future period.
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

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Year	Year	Year	Year	Year
	2006	2005	2004	2003	2002
Consolidated Statement of Operations Data:
Sales	$35,904	$37,029	$32,810	$31,699	$30,634
Cost of sales	17,099	18,854	17,922	17,628	17,046

Gross profit	18,805	18,175	14,888	14,071	13,588

Operating expenses:
Research and development	5,511	4,195	4,509	4,032	4,315
Selling, general and administrative	18,059	12,171	11,455	10,087	9,454

Total operating expenses	23,570	16,366	15,964	14,119	13,769

(Loss) income from operations	(4,765)	1,809	(1,076)	(48)	(181)
Interest and other income, net	733	528	319	212	122

(Loss) income before income taxes	(4,032)	2,337	(757)	164	(59)
(Provision) benefit from income taxes	(1,721)	(666)	355	207	209

Income (loss)	$(5,753)	$1,671	$(402)	$371	$150

Share Data (basic and diluted):
Basic net income (loss) per common share	$(0.75)	$0.23	$(0.06)	$0.05	$0.02
Diluted net income (loss) per common share	$(0.75)	$0.21	$(0.06)	$0.05	$0.02
Shares used in net income (loss) per common share calculation
Basic	7,713	7,405	7,200	6,933	6,870

Diluted	7,713	7,880	7,200	7,072	6,928

	December	December	January	January
	30,	31,	1,	3,	December 28,
	2006	2005	2005	2004	2002

Consolidated Balance Sheet Data:
Cash, cash equivalents and available-for-sale securities	$21,051	$21,434	$18,028	$16,292	$11,542
Working capital	29,846	32,330	25,342	28,462	28,072
Total assets	40,177	41,104	39,093	35,839	34,272
Total stockholders’ equity	32,157	34,517	31,783	30,834	30,198

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     IRIDEX Corporation is a leading worldwide provider of therapeutic based laser systems and delivery devices used to treat eye diseases in ophthalmology and skin conditions in dermatology (aesthetics). Our products are sold in the United States predominantly through a direct sales force and internationally through 77 independent distributors into 107 countries. Total product sales in 2006, 2005, and 2004 were $35.9 million, $37.0 million, and $32.8 million respectively.
     Our revenues arise primarily from the sale of our IRIS Medical OcuLight Systems, IQ810 lasers, VariLite, DioLite 532 systems, delivery devices, disposables and revenues from service and support activities. Our current family of OcuLight systems includes the IRIS Medical OcuLight Symphony, OcuLight SL, OcuLight SLx, OcuLight TX, OcuLight GL and OcuLight GLx laser photocoagulation systems as well as the IQ810 laser. In 2006 at the American Academy of Ophthalmology (AAO) we introduced two new ophthalmic products; the OcuLight TX, a new green light laser with an optional remote control and wireless footswitch which first shipped in late 2006 and the first true yellow 577 nm laser system which is currently scheduled to ship in the second half of 2007 once FDA approval has been obtained. We also produce the Millennium Endolase module which is sold exclusively to Bausch & Lomb and incorporated into their Millennium Microsurgical System. We believe that our future growth in revenue will be based upon the successful implementation of our strategy in these areas: 1) leveraging our core business and increasing recurring revenues, 2) broadening our product lines through product innovation, and 3) developing new market opportunities through strategic acquisitions and alliances.
     Our business includes a recurring revenue component which includes the sale of our disposable single use laser probes, EndoProbes, combined with the repair, servicing and extended warranty protection for our laser systems. In 2006, recurring revenues were 43% of the overall business up from 36% in 2005 and 33% in 2004. With our new sales and marketing programs, combined with having sold more than 8,300 IRIDEX laser systems worldwide, we believe that there is an opportunity to significantly increase our recurring revenues over the next several years. Our new sales programs include an increase in the number of our domestic area sales managers from 10 to 12 focused on the entire ophthalmic product offering with emphasis in their incentive plan on the recurring revenue opportunity. Our new marketing programs include a VIP (Valued IRIDEX Partner) program which allows customers to access additional IRIDEX products through a contractual agreement on the purchase of disposable laser probes. During the past two years, we have introduced many different types of EndoProbes into the market, including our new stepped, intuitive and illuminating probes.
     Sales to international distributors are made on open credit terms or letters of credit. Sales of our products internationally are currently denominated in United States dollars and, accordingly, are not subject to risks associated with international monetary conditions and currency fluctuations.
     Cost of sales consists primarily of the cost of purchasing components and sub-systems, assembling, packaging, shipping and testing components at our facility, and direct labor and associated overhead. Research and development expenses consist primarily of personnel costs, materials and research support provided to clinicians at medical institutions developing new applications which utilize our products.
     Research and development costs have been expensed as incurred. Sales, general and administrative expenses consist primarily of costs of personnel, sales commissions, travel expenses, advertising and promotional expenses, facilities cost, legal and accounting fees, insurance and other expenses not allocated to other departments.
Results of Operations – 2006, 2005 and 2004
Revenue: Revenue by source for 2006, 2005 and 2004 were as follows (in thousands):

	2006	2005	2004
Revenue:
Opthalmology — Domestic	$18,184	$17,762	$16,443
Opthalmology — International	12,641	12,900	11,310

Total Opthalmology	30,826	30,663	27,753

Dermatology — Domestic	3,641	4,951	3,451
Dermatology — International	1,437	1,415	1,606

Total Dermatology	5,078	6,366	5,057

Total Revenue	$35,904	$37,029	$32,810

Ophthalmology and Dermatology Revenue.
     We manage and evaluate our business in two major segments – Ophthalmology and Dermatology. We then further break down these major segments by geography – Domestic (United States) and International (the rest of the world). Total revenue in 2006 declined to $35.9 million from $37 million in 2005, a $1.1 million or 3.0% decrease. The decrease resulted from Dermatology sales in the domestic segment which declined $1.3 million or 26.5%. Changes in the composition of the selling force in the first half of the year significantly contributed to this decrease Dermatology international sales were essentially flat from 2005 levels. Overall, Dermatology sales in both segments declined by $1.3 million, a 20.2% decrease. Ophthalmology sales in the domestic segment increased $0.4 million or 2.4% in 2006 from 2005. This increase in domestic ophthalmology revenue was offset by a decrease in OEM revenue from 2005 levels which reflected a large one time OEM order. Ophthalmology international sales declined $0.2 million in 2006, a 2% decrease due to a decline of approximately $1.0 million in sales to end customers in China and Hong Kong offset by strength in international sales in Europe and other parts of the world. Overall Ophthalmology sales growth was $0.2 million or 0.5% in 2006 compared to 2005.
     Total Revenue in 2005 increased by $4.2 million over 2004, a 13% increase. In 2005, ophthalmology sales increased 10.5% to $30.7 million from $27.8 million in 2004. Domestic ophthalmology sales increased 8% to $17.8 million in 2005 from $16.4 million in 2004. Domestic ophthalmology sales increased during this period mainly as a result of $1.2 million in increased unit sales of visible lasers, $0.5 million in increased service revenue, $0.1 million in increased unit sales of delivery devices offset by $0.4 million in decreased unit sales of infrared lasers and $0.2 million in decreased average selling prices. International ophthalmology sales increased 14.1% to $12.9 million from $11.3 million in 2004. The increase in international sales was due primarily to a $1.2 million increase in unit sales of visible laser consoles, $0.4 million in increased delivery device sales, $0.2 million in increased average selling prices and $0.1 million in increased international ophthalmology service revenue offset by a $0.5 million decrease in unit sales of infrared lasers. Dermatology sales increased 25.9% in 2005 to $6.4 million from $5.1 million in 2004. Domestic dermatology sales increased 43.5% to $5.0 million in 2005 from $3.5 million in 2004. The increase in domestic dermatology sales was due primarily to $2.4 million in increased unit sales of the VariLite laser, $0.1 million in unit sales of the new DioLite XP laser and $0.2 million in increased domestic dermatology service revenue offset by $0.7 million in decreased unit sales of the DioLite laser and $0.5 million in sales of the Apex hair removal laser which was discontinued in 2005. International dermatology sales decreased 11.9% to $1.4 million in 2005 from $1.6 million in 2004. The decrease in international dermatology sales was due to a $0.9 million decrease in unit sales of the Apex hair removal laser which was discontinued in 2005 offset by a $0.7 million increase in unit sales of the VariLite laser. We expect revenues to increase primarily due to the acquisition of the assets of the aesthetics business of Laserscope.
Gross Margin:
     Gross profit was $18.8 million in 2006, $18.2 million in 2005 and $14.9 million in 2004. Gross margin represented 52.4% of sales in 2006, 49.1% of sales in 2005 and 45.4% of sales in 2004. The 3.3% increase in gross profit in 2006 was primarily due to a decrease in warranty reserves due to a change in the duration of our standard warranty, which was reduced from three years to one year and a benefit due to the sale of previously reserved inventory. In addition gross margin was positively impacted by a slight improvement in overall average selling prices.
     The 3.7% increase in gross profit in 2005 from 2004 resulted from a 1.9% decrease in direct costs combined with a 1.8% decrease in overhead spending. Additional factors having a positive impact on gross margin include the mix impact of the increase in disposable laser probe revenue and some OEM revenues which may not be repeatable.
     We believe gross profit in dollars will likely increase as unit volumes increase and unit production costs decrease by improved design and production efficiencies. Overall, however, gross margins as a percentage of sales will continue to fluctuate due to changes in the relative proportions of domestic and international sales, the product mix of sales, costs associated with future product introductions and the manufacturing transition of the Laserscope products and a variety of other factors. See “Factors That May Affect Future Results – Our Operating Results May Fluctuate from Quarter to Quarter and Year to Year.”
Research and Development.
     Research and development includes the cost of research and product innovation efforts. Research and product innovation expenses increased by 31.4% to $5.5 million in 2006 from $4.2 million in 2005. The increase in spending in 2006 related to increased project spending of $0.5 million associated with increased development efforts, $0.4 million of increased salary and benefit expense associated with increased headcount including expenses for consulting and temporary help and stock compensation expense of $0.3 million recorded in 2006.
     Research and product innovation expenses decreased by 7.0% in 2005 to $4.2 million from $4.5 million in 2004. The decrease in 2005, consisted of a $0.2 million decrease in project spending and $0.1 million in decreased clinical spending. The decrease in project spending in 2005 was primarily driven by completion of development of the VariLite and IQ810 lasers in 2004. Total research and development expenses were 15.3% of net sales in 2006, 11.3% of net sales in 2005 and 13.7% of net sales in 2004. The decrease in research and product innovation expense, as a percentage of net sales in 2005 was attributable to the decrease in research and product innovation spending in that year due to completion of certain products. We expect to target our level of research and development spend at approximately 10% of our revenues in future periods to maintain a consistent level of new product introductions.

Sales, General and Administrative.
     Sales, general and administrative expense increased in 2006 by 48.4% to $18.1 million from $12.2 million in 2005. General and administrative expenses increased $4.0 million in 2006 due to $2.4 million in increased legal spending related to litigation, $1.0 million in stock compensation expense, $0.2 million in increased business development spending and $0.5 million in professional and legal fees associated with an internal investigation of our revenue recognition policy and resulting financial restatement. Selling expenses increased 21.4% or $1.1 million in 2006. This increase was largely related to increased salary and benefit expense and recruiting expense of $0.8 million related to increased sales headcount. In addition, selling expense was increased for charges related to demonstration units used in the sales process of $0.1 million and increased bad debt expense of $0.1 million. Marketing expense increased $0.8 million in 2006. This increase was due to increased salary and benefit expense of $0.3 million associated with increased headcount, $0.2 million of stock compensation expense, and $0.3 million in increased advertising and trade show expenses. We expect sales, general and administrative expense to increase in the first half of 2007 due to ongoing legal spending related to litigation and increased consulting fees associated with the Laserscope integration.
     Sales, general and administrative expense increased by 6.3% in 2005 to $12.2 million from $11.5 million in 2004. The increase in 2005 was driven by an increase of $0.3 million in marketing spending, $0.2 million in increased selling expenses and $0.2 million in increased general and administrative costs. The increase in marketing spending was primarily related to spending on trade shows, advertising and consulting. The increase in selling expense was due mainly to increased sales headcount and related expenses. General and administrative expense increased primarily due to spending related to the hiring of a new Chief Executive Officer as well as increased consulting, legal expenses and public company expenses offset by a one-time $1.0 million charge to establish a reserve for unpaid sales tax in 2004. These expenses were 32.9% of sales in 2005 and 34.9% of sales in 2004. The decrease, as a percentage of net sales, from 2004 to 2005, was attributable to the level of increase in sales, general and administrative expense relative to the increase in the level of sales.
Interest and Other income, net.
     Other income, net consists primarily of interest income earned on available-for-sales securities. Interest income was $736,000, $534,000 and $249,000 in 2006, 2005 and 2004 respectively. Interest income increased in 2006 over 2005 and 2005 over 2004 based on higher average cash balances and increased interest rates in 2006 and 2005. We do not expect to earn interest income in the future and instead expect to incur interest expense related to our new credit facilities.
Income Taxes
     Significant components affecting the effective tax rate include pre-tax net income or loss, changes in valuation allowance, federal and state R&D tax credits, income from tax-exempt securities, the state composite tax rate and recognition of certain deferred tax assets subject to valuation allowance. We recorded a tax provision of $1.7 million in 2006 resulting from the establishment of a valuation allowance with respect of our deferred tax assets based on our past losses and uncertainty regarding our ability to project taxable income. Our tax provision for 2005 was $0.7 million based upon a 28% annual effective tax rate. This rate was calculated based on a statutory tax rate benefited by R&D tax credits and state tax benefits. We recorded a tax benefit in 2004 of $0.4 million. The 2004 tax rate resulted primarily from a small pre-tax loss benefited by R&D tax credits. In 2007 we do not anticipate recording a tax provision until we determine it is appropriate to revise the valuation allowance.
Liquidity and Capital Resources
     Our recent and current operating performance has not met our expectations, primarily as a result of our inability to realize the full benefits of the acquisition of the aesthetics business of Laserscope in our previously anticipated time frame, as well as recent negative cash flows from operations. In particular, revenues from the aesthetics business have been below our expectations. Our ability to realize the potential benefits of the acquisition will depend, in part, on our ability to integrate the aesthetics business. As expected, our efforts towards integrating the aesthetics business of Laserscope has and will continue to take a significant amount of time and place a significant strain on our managerial, operational and financial resources, and may continue to be more difficult and expensive than originally anticipated. This continued diversion of our management’s attention and any additional delays or difficulties encountered in connection with the integration of the aesthetics business will harm our operating results and increase the difficulty of our being able to satisfy our liquidity requirements.
     We do not believe that our current liquidity and capital resources, cash expected to be generated from operations and our ability to draw-down on our credit facilities, if at all, will be sufficient to meet our currently planned operating requirements for the next 12 months. Our concerns about our ability to satisfy our liquidity requirements over the next 12 months are primarily a result of our current operating performance relative to plan, as well as our continuing losses, negative cash flows and current liquidity in relation to future obligations, including our obligation to make a payment in October 2007 to Laserscope for the purchase of certain inventory under our Supply Agreement we entered into with American Medical Systems Holdings in connection with the acquisition of the aesthetics business of Laserscope and our expected inability to satisfy certain covenants under our loan agreement with Mid-Peninsula Bank, part of Greater Bay Bank N.A., and the Export-Import Bank as of March 31, 2007. Our independent registered public accounting firm, PricewaterhouseCoopers LLP, issued an opinion in connection with their audit of our financial statements for the fiscal year ended December 30, 2006 which stated, that there was substantial doubt as to our ability to continue as a going concern.

     In addition, we currently expect that our operating performance for our first fiscal quarter ending March 31, 2007 will result in our not being able to satisfy certain current restrictive covenants contained in our credit facilities with Mid-Peninsula Bank and the Export-Import Bank, and if we default on these credit facilities and the lenders exercise their remedies, this will further contribute to the difficulties we expect to face in meeting our liquidity requirements over the next 12 months. Our obligations under these credit facilities are secured by a lien on substantially all of the Company’s assets. Each of these credit facilities contain certain customary covenants which require the Company to maintain profitability beginning in our second fiscal quarter of 2007 and to meet certain tangible net worth and debt service requirements. In addition, we must maintain $3.0 million in restricted cash at all times when borrowings are outstanding. We currently have drawn down $11.4 million under this credit facility which is the full amount currently available, and, given our current financial status, we currently do not expect to be able to satisfy the restrictive covenants relating to these facilities as of March 31, 2007. In the event of default by the Company with the covenants under these facilities, Mid-Peninsula Bank and the Export-Import Bank, would be entitled to exercise their remedies, under these facilities, which include declaring all obligations immediately due and payable and disposing of the collateral if obligations were not paid. We have initiated discussions with a view toward restructuring these credit facilities to enable us to come into compliance with applicable covenants; however, we cannot assure you that these discussions will be successful. See Note 11 of Notes to Consolidated Financial Statements in Part II of this report for more information regarding these credit facilities.
     In order to address our liquidity issues, we plan to, among other things: (i) work towards integrating the aesthetics business as quickly and efficiently as possible and maximizing the potential benefits that may be realized from the acquisition, (ii) modify our planned operations in order to increase our cash flows from operations, (iii) seek to restructure our credit facilities, and (iv) raise additional capital through equity or debt financing in order to enhance our liquidity.
     We cannot assure you that we will be successful in these efforts or that any additional capital raised through debt or equity financings will be available on favorable terms or at all. If we are unsuccessful in these efforts, we may have to suspend or cease operations or significantly dilute our stockholders’ equity holdings.
     Net cash used by operations in 2006 totaled $1.5 million. This resulted largely from a net loss of $5.7 million an increase in net inventories of $0.9 million, offset by $3.2 million associated with the recording of a valuation allowance on the deferred tax asset and non-cash stock compensation expense recorded during the year of $1.8 million. Cash provided by investing activities was $8.3 million due to the conversion of available-for-sale securities into cash and cash equivalents in anticipation of closing the acquisition of the aesthetics business of Laserscope in January 2007. Net cash provided by financing activities was $1.6 million related to the issuance of stock in connection with our employee stock purchase programs.
     Net cash generated by operations in 2005 totaled $2.8 million. The primary sources of cash in 2005 included net income of $1.7 million, a decrease in net accounts receivable of $0.8 million due to a decrease in days sales outstanding and an increase in deferred income taxes of $0.6 million. Uses of cash in 2005 consisted mainly of a decrease in accrued expenses of $0.7 million due to payments in 2005 against a sales tax reserve offset by increased bonus accruals for 2005. We used $1.5 million for investing activities in 2005 primarily due to the purchase of available-for-sale securities and the acquisition of capital assets. Net cash provided by financing activities was $1.0 million from the issuance of stock in connection with our employee stock purchase programs.
     Net cash generated by operations in 2004 totaled $0.8 million and consisted mainly of an increase in net accrued expenses and accounts payable of $2.0 million due primarily to a reserve for sales tax and associated consulting as well as payroll accruals related to the timing of payroll, depreciation of $0.4 million, an increase in deferred revenue of $0.3 million based on increased sales of extended warranty contracts offset by an increase in net accounts receivable of $0.8 million related mainly to the timing of sales in the fourth quarter of 2004, an increase in the deferred tax asset of $0.6 million, a net loss of $0.4 million and an increase in inventory of $0.2 million associated with inventory purchased in connection with new product introductions. We used $2.3 million for investing activities in 2004 primarily due to the purchase of available-for-sale securities and the acquisition of capital assets. Net cash provided by financing activities was $1.4 million from the issuance of stock in connection with our employee stock purchase programs.
Our contractual payment obligations that were fixed and determinable as of December 30, 2006 were as follows:

	Payments Due by Period
						2011 and
	Total	2007	2008	2009	2010	thereafter
Contractual Obligations
Operating Leases	$983	$438	$451	$94	$0	$0

Unconditional Purchase Obligations*	$1,472	$1,472	$0	$0	$0	$0

Total Contractual Cash Obligations	$2,455	$1,910	$451	$94	$0	$0

* Related to the acquisition of the aesthetics business of AMS in January 2007, we have agreed to purchase up to $9.0 million worth of certain inventory from AMS book value, following the termination of our Product Supply Agreement with AMS no later than October 2007. Principal payments under the term loans entered into in conjunction with the acquisition are $98,000 per month over a term of 5 years.

     The following annual operating lease commitments as of January 17, 2007 were acquired as part of the acquisition of the French and UK subsidiaries of Laserscope.

2007	$328
2008	224
2009	145
2010	33

$730

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
•	Revenue Recognition
     Our revenues arise from the sale of laser consoles, delivery devices, disposables and service and support activities. Revenue from product sales is recognized upon receipt of a purchase order and product shipment provided that no significant obligations remain and collection of the receivables is reasonably assured. Shipments are generally made with Free-On-Board (FOB) shipping point terms, whereby title passes upon shipment from our dock. Any shipments with FOB receiving point terms are recorded as revenue when the shipment arrives at the receiving point. Up-front fees received in connection with product sales are deferred and recognized over the associated product shipments. Revenue relating to extended warrant contracts is recognized on a straight line basis over the period of the applicable warranty contract. We recognize repair service revenue upon completion of the work. Cost is recognized as product sales revenue is recognized. The Company’s sales may include post-sales obligations for training or other deliverables. When these obligations are fulfilled after product shipment, the Company recognizes revenue in accordance with the multiple element accounting guidance set forth in Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables.” When the Company has objective and reliable evidence of fair value of the undelivered elements, it defers revenue attributable to the post-sale obligations and recognizes such revenue when the obligation is fulfilled. Otherwise, the Company defers all revenue related to the transaction until all elements are delivered.
•	Inventories
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
•	Sales Returns Allowance and Allowance for Doubtful Accounts
     In the process of preparing financial statements we make estimates and assumptions that affect the reported amount of assets and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, we estimate future product returns related to current period product revenue. We analyze historical returns, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowance and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. The provision for sales returns amounted to $0.2 million in fiscal years 2006, 2005 and 2004.
     Similarly our management must make estimates regarding the uncollectability of our accounts receivable. We are exposed to credit risk in the event of non-payment by customers to the extent of amounts recorded on the balance sheet. As of December 30, 2006, we had accounts receivable totaling $6.1 million, net of an allowance for doubtful accounts of $0.4 million. As sales levels increase the level of accounts receivable would likely also increase. In the event that customers were to delay their payments to us, the levels of accounts receivable would likely also increase. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on past payment history with the customer, analysis of the customer’s current financial condition, the aging of the accounts receivable balance, customer concentration and other known factors.

•	Warranty
     The Company accrues for estimated warranty costs upon shipment of products. Actual warranty costs incurred have not materially differed from those accrued. The Company’s warranty policy is applicable to products which are considered defective in their performance or fail to meet the product specifications. Warranty costs are reflected in the statement of operations as a cost of sales.
•	Income Taxes
We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under SFAS No. 109, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We evaluate annually the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. In the quarter ended December 30, 2006 we recorded a full valuation allowance for our deferred tax assets based on our past losses and uncertainty regarding our ability to project future taxable income. In future periods if we are able to generate income we may reduce or eliminate the valuation allowance.
•	Accounting for Stock-Based Compensation
     On January 1, 2006 we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee non-qualified and incentive stock options, restricted stock units and employee purchase rights under our Employee Stock Purchase Plan (“ESPP Shares”) based on estimated fair values. SFAS 123(R) supersedes previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal year 2006. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) providing supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).
     SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of income. We adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements, as of and for the year ended December 30, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method we used in adopting SFAS 123(R), our results of operations prior to fiscal year 2006 have not been restated to reflect, and do not include, the impact of SFAS 123(R).
     Prior to the adoption of SFAS 123(R), we accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25 and FASB Interpretation (FIN) No. 44, “ Accounting for Certain Transactions Involving Stock Compensation –an Interpretation of APB Opinion No. 25.” Accordingly, no compensation cost has been recognized for our fixed cost stock option plans because stock-based awards were issued at fair market value on the date of grant
     Stock-based compensation expense recognized in the year ended December 30, 2006, included stock-based compensation expense for share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and stock-based compensation expense for the share-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we changed our method of attributing the value of stock-based compensation expense from the accelerated multiple-option method (for the purposes of non-GAAP information under SFAS 123) to the straight-line single option method. Stock-based compensation expense for all share-based awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated multiple-option approach, while stock-based compensation expense for all share-based awards granted subsequent to December 30, 2005 will be recognized using the straight-line single option method. SFAS 123(R) requires that we recognize expense for awards ultimately expected to vest; therefore we are required to develop an estimate of the number of awards expected to cancel prior to vesting (“forfeiture rate”). The forfeiture rate is estimated based on historical pre-vest cancellation experience and is applied to all share-based awards. SFAS 123(R) requires the forfeiture rate to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2006, we accounted for forfeitures as they actually occurred.
     Upon adoption of SFAS 123(R), we selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock options and ESPP Shares. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying stock. For restricted stock or restricted stock units, stock-based compensation expense is calculated based on the fair market value of our stock on the date of grant.

Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 in our year ended December 29, 2007. We do not believe that the adoption of the provisions of FIN 48 will materially impact our consolidated financial position and results of operations.
     On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance became effective for our fiscal year 2006. Our adoption of SAB 108 did not have an impact on our consolidated financial position and results of operations.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements under GAAP. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe that the adoption of the provisions of SFAS 157 will materially impact our consolidated financial position and results of operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. Although limited, our exposure to market risk in the areas of changes in United States and foreign interest rates and changes in foreign currency exchange rates are measured against the United States dollar. These exposures are directly related to our normal operating and funding activities.
     We are exposed to fluctuations in interest rates on cash and cash equivalents, available-for-sale marketable securities and any future financing requirements. At December 30, 2006, we had no available-for-sale securities. Our primary interest rate exposure relates to the impact of interest rate movements on our ability to obtain adequate financing to fund future operations. We have no debt outstanding at December 30, 2006.
     Currently, the majority of our revenue is denominated in United States dollars. Increases in the value of the United States dollar against any local currencies could cause our products to become relatively more expensive to customers in a particular country or region, leading to reduced revenue or profitability in that country or region. As we continue to expand our international sales, we expect our non-United States dollar denominated revenue and our exposure to gains and losses on international currency transactions to increase due to our acquisition of two European subsidiaries as part of our acquisition of the assets of the aesthetics business of Laserscope. We currently do not engage in transactions to hedge against the risk of the currency fluctuation, but we may do so in the future.
Item 8. Financial Statements and Supplementary Data.
     Our consolidated balance sheets as of December 30, 2006 and December 31, 2005 and the consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years ending in the period December 30, 2006, together with the related notes and the report of our independent auditors, are on the following pages. Additional required financial information is described in Item 15.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of IRIDEX Corporation:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of IRIDEX Corporation and its subsidiaries at December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 1, the Company will not be in compliance with certain debt covenants as of the quarter ended March 31, 2007 and does not have available resources to repay the debt if required to do so by the lender which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As discussed in Note 6 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.
/s/ PricewaterhouseCoopers LLP
San Jose, California
March 30, 2007

IRIDEX Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December	December
	30,	31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$21,051	$12,655
Available-for-sale securities	—	8,779
Accounts receivable, net of allowance for doubtful accounts of $439 in 2006 and $559 in 2005	6,052	6,589
Inventories, net	9,499	8,594
Prepaids and other current assets	1,264	885
Short term deferred income taxes	—	1,415

Total current assets	37,866	38,917
Property and equipment, net	1,087	1,114
Other long term assets	1,224	—
Deferred income taxes	—	1,073

Total assets	$40,177	$41,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,830	$1,094
Accrued expenses	4,775	4,421
Deferred revenue	1,415	1,072

Total liabilities	8,020	6,587

Commitments and contingencies (Note 5).

Stockholders’ Equity
Convertible Preferred Stock, $.01 par value:
Authorized: 2,000,000 shares;
Issued and outstanding: none	—	—
Common Stock, $.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding: 7,841,781 shares in 2006 and 7,520,358 shares in 2005	79	76
Additional paid-in capital	29,697	26,334
Accumulated other comprehensive loss	—	(27)
Treasury stock, at cost	(430)	(430)
Retained earnings	2,811	8,564

Total stockholders’ equity	32,157	34,517

Total liabilities and stockholders’ equity	$40,177	$41,104

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	December 30,	December 31,	January 1,
	2006	2005	2004
Sales	$35,904	37,029	$32,810
Cost of sales	17,099	18,854	17,922

Gross profit	18,805	18,175	14,888

Operating expenses:
Research and development	5,511	4,195	4,509
Sales, general and administrative	18,059	12,171	11,455

Total operating expenses	23,570	16,366	15,964

(Loss) income from operations	(4,765)	1,809	(1,076)
Interest and other income, net	733	528	319

(Loss) Income before income taxes	(4,032)	2,337	(757)
(Provision for) Benefit from income taxes	(1,721)	(666)	355

Net (loss) income	$(5,753)	1,671	$(402)

Basic (loss) net income per common share	$(0.75)	$0.23	$(0.06)

Diluted (loss) net income per common share	$(0.75)	$0.21	$(0.06)

Shares used in computing net (loss) income per share basic	7,713	7,405	7,200

Shares used in computing net (loss) income per common share diluted	7,713	7,880	7,200

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Treasury	Comprehensive	Retained
	Shares	Amount	Capital	Stock	Income (Loss)	Earnings	Total
Balances, January 3, 2004	6,987,033	$70	$23,900	$(430)	$(1)	$7,295	$30,834
Issuance of Common Stock under Stock Option Plan	294,852	4	1,081				1,085
Issuance of Common Stock under Employee Stock Purchase Plan	26,972		122				122
Tax Benefit of Employee Stock Option Plan			178				178
Change in unrealized gains on available-for-sale securities					(34)		(34))
Net loss						(402)	(402))

Balances, January 1, 2005	7,308,857	74	25,281	(430)	(35)	6,893	31,783
Issuance of Common Stock under Stock Option Plan	183,873	2	661				663
Issuance of Common Stock under Employee Stock Purchase Plan	27,628		134				134
Tax Benefit of Employee Stock Option Plan			171				171
Change in unrealized gains on available-for-sale securities					8		8
Warrants issued for services			87				87
Net income						1,671	1,671

Balances, December 31, 2005	7,520,358	76	$26,334	(430)	(27)	8,564	34,517
Issuance of Common Stock under Stock Option Plan	276,578	3	1,289				1,292
Issuance of Common Stock under Employee Stock Purchase Plan	44,845		295				295
Employee Stock-Based Compensation Expense			1,779				1,779
Change in unrealized gains on available-for-sale securities					27		27
Net loss						(5,753)	(5,753)

Balances, December 30, 2006	7,841,781	$79	$29,697	$(430)	$—	$2,811	$32,157

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended	Year Ended	Year Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
Operating activities:
Net (loss) income	$(5,753)	$1,671	$(402)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	542	435	384
Stock compensation cost recognized	1,816	—	—
Issuance of warrant	—	87	—
Provision for doubtful accounts	141	132	376
Provision for inventories	(296)	407	694
Deferred income taxes	2,488	585	(579)
Changes in operating assets and liabilities:
Accounts receivable	396	683	(1,232)
Inventories	(609)	(436)	(895)
Prepaids and other current assets	(379)	(71)	120
Other long term assets	(154)	—	—
Accounts payable	(274)	(139)	204
Accrued expenses	354	(746)	1,787
Deferred revenue	343	162	314

Net cash/(used) provided by operating activities	(1,385)	2,770	771

Investing activities:
Purchases of available-for-sale securities	(18,250)	(8,770)	(7,681)
Proceeds from maturity of available-for-sale securities	27,056	7,646	5,751
Business acquisition cost	(60)
Acquisition of property and equipment	(515)	(340)	(386)

Net cash provided by (used in) investing activities	8,231	(1,464)	(2,316)

Cash flows from financing activities:
Issuance of common stock under employee stock plans	1,550	968	1,385

Net cash provided by financing activities	1,550	968	1,385

Net increase (decrease) in cash and cash equivalents	8,396	2,274	(160)
Cash and cash equivalents, beginning of year	12,655	10,381	10,541

Cash and cash equivalents, end of year	$21,051	$12,655	$10,381

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$243	$209	$25
The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended	Year Ended	Year Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
Net (loss) income	$(5,753)	$1,671	$(402)

Changes in unrealized losses on available-for-sale securities, net of tax	27	6	(34)

Comprehensive (loss) income	$(5,726)	$1,677	$(436)

The accompanying notes are an integral part of these consolidated financial statements.
IRIDEX Corporation
Notes to Consolidated Financial Statements
1. Business of the Company
     Description of Business
     IRIDEX Corporation is a worldwide provider of therapeutic based laser systems and delivery devices used to treat eye diseases in ophthalmology and skin conditions in dermatology. Our products are sold in the United States predominately through a direct sales force and internationally through 77 independent distributors into 107 countries.
     The Company’s financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.
     The Company does not expect that current cash and cash equivalents, short-term investments, revenue expected to be generated from operations and available credit facilities, if any, will be sufficient to meet the Company’s planned operating requirements for the next 12 months. The Company expects that for our first fiscal quarter ending March 31, 2007 the Company will not be able to satisfy certain restrictive covenants contained in credit facilities with Mid-Peninsula Bank and the Export-Import Bank (see Note 11.). As of March 30, 2007 we have drawn down $11.4 million under this credit facility which is the full amount currently available. The obligations under these credit facilities are collateralized by a lien on substantially all of the Company’s assets. Each of these credit facilities contain certain customary covenants which require the Company to maintain profitability beginning in the second fiscal quarter of 2007 and to meet certain tangible net worth and debt service requirements. In addition, the Company must maintain $3.0 million in unrestricted cash at all times when borrowings are outstanding. In the event of default by the Company with the covenants under these facilities, Mid-Peninsula Bank and the Export-Import Bank, would be entitled to exercise their remedies, under these facilities, which include declaring all obligations immediately due and payable and disposing of the collateral if obligations are not paid. The Company has initiated discussions with the lenders with a view toward restructuring these credit facilities to enable the Company to come into compliance with applicable covenants; however, there can be no assurance that the Company will be able to satisfactory restructure the credit facilities. The Company also intends to modify planned operations in order to increase cash flows from operations, and raise additional capital through equity or debt financing in order to enhance liquidity. However, there can be no assurances that the Company will be successful in these efforts or that any additional capital raised through debt or equity financings will be available on favorable terms or at all. If unsuccessful in these efforts, the Company may have to suspend or cease operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies
•	Financial Statement Presentation
     The consolidated financial statements include the accounts of Iridex Corporation and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
     Our fiscal year always ends on the Saturday closest to December 31. Fiscal 2006 ended on December 30, 2006; fiscal 2005 ended on December 31, 2005 and fiscal 2004 ended on January 1, 2005.
•	Cash and Cash Equivalents
     For financial statement purposes, we consider all highly liquid debt instruments with insignificant interest rate risk and an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist primarily of cash deposits in money market funds that are available for withdrawal without restriction.
•	Available-for-Sale Securities
     All marketable securities as December 31, 2005 are considered to be available-for-sale and therefore are carried at fair value. Available-for-sale securities are classified as current assets when they have original maturities of less than one year. Available-for-sale securities are classified as non current assets when they have original maturities of more than one year. Marketable securities include auction rate and floating rate securities. These securities are structured as short-term, highly liquid investments that can be readily converted into cash every 30, 60 or 90 days. However, since the stated or contractual maturities of these securities is greater than 90 days, these securities are classified as marketable securities and not cash equivalents and included with current assets. Unrealized holding gains and losses on such securities net of related taxes are reported as a component of comprehensive income in shareholders’ equity until realized. Realized gains and losses on sales of all such securities are reported in interest and other income and are computed using the specific identification cost method.
•	Sales Returns Allowance and Allowance for Doubtful Accounts
     In the process of preparing financial statements we make estimates and assumptions that affect the reported amount of assets and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, we estimate future product returns related to current period product revenue. We analyze historical returns, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowance and other allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. The provision for sales returns amounted to $0.2 million in fiscal years 2006, 2005 and 2004.
     Similarly our management must make estimates regarding the uncollectability of our accounts receivable. We are exposed to credit risk in the event of non-payment by customers to the extent of amounts recorded on the balance sheet. As of December 30, 2006, we had accounts receivable totaling $6.1million, net of an allowance for doubtful accounts of $0.4 million as compared with total accounts receivable of $6.6 million and $7.4 million, net of allowance for doubtful accounts of $0.6 million and $0.5 million, respectively, as of December 31, 2005 and January 1, 2005. As sales levels increase the level of accounts receivable would likely also increase. In the event that customers were to delay their payments to us, the levels of accounts receivable would likely also increase. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on past payment history with the customer, analysis of the customer’s current financial condition, the aging of the accounts receivable balance, customer concentration and other known factors.
•	Inventories
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

•	Property and Equipment
     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided on a straight – line basis over the estimated useful lives of the assets, which is generally three years. Amortization of leasehold improvements and property and equipment is computed using the straight line method over the estimated useful life of the related assets, typically three years. Our net property and equipment was $1.1 million at the end of fiscal 2006 and at the end of fiscal 2005. We invested $0.5 million in property and equipment in 2006 compared with $0.3 million in 2005. Capital expenditures in the last two years have been primarily for engineering, manufacturing and office equipment.
•	Revenue Recognition
     Our revenues arise from the sale of laser consoles, delivery devices, disposables and service and support activities. Revenue from product sales in recognized upon receipt of a purchase order and product shipment provided that no significant obligations remain and collection of the receivables is reasonably assured. Shipments are generally made with Free-On-Board (FOB) shipping point terms, whereby title passes upon shipment from our dock. Any shipments with FOB receiving point terms are recorded as revenue when the shipment arrives at the receiving point. Up-front fees received in connection with product sales are deferred and recognized over the associated product shipments. Revenue relating to extended warrant contracts is recognized on a straight line basis over the period of the applicable warranty contract. We recognize repair service revenue upon completion of the work. Cost is recognized as product sales revenue is recognized. The Company’s sales may include post-sales obligations for training or other deliverables. When these obligations are fulfilled after product shipment, the Company recognizes revenue in accordance with the multiple element accounting guidance set forth in Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables.” When the Company has objective and reliable evidence of fair value of the undelivered elements, it defers revenue attributable to the post-sale obligations and recognizes such revenue when the obligation is fulfilled. Otherwise, the Company defers all revenue related to the transaction until all elements are delivered.
•	Deferred Revenue
     Revenue related to extended service contracts is deferred and recognized on a straight line basis over the period of the applicable service period. Costs associated with these service arrangements are recognized as incurred. A reconciliation of the changes in the Company’s deferred revenue balances for the years ended December 30, 2006 and December 31, 2005 is provided as follows (in thousands):

Balance, January 1, 2005	$910

Additions to deferral	1,451

Revenue recognized	(1,289)

Balance, December 31, 2005	$1,072

Additions to deferral	1,688

Revenue recognized	(1,345)

Balance, December 30, 2006	$1,415

•	Warranty
     The Company accrues for estimated warranty costs upon shipment of products. Actual warranty costs incurred have not materially differed from those accrued. The Company’s warranty policy is applicable to products which are considered defective in their performance or fail to meet the product specifications. Warranty costs are reflected in the statement of operations as a cost of sales. A reconciliation of the changes in the Company’s warranty liability for the years ended December 30, 2006 and December 31, 2005 is provided as follows (in thousands):

Balance, January 1, 2005	$933

Accruals for warranties issued during the year	1,163

Settlements made in kind during the year	(968)

Balance, December 31, 2005	$1,128

Accruals for warranties issued during the year	741

Settlements made in kind during the year	(1,003)

Balance, December 30, 2006	$866

•	Research and Development
     Research and development expenditures are charged to operations as incurred.
•	Advertising
     Our policy is to expense advertising and promotion costs as they are incurred. Our advertising and promotion expenses were approximately $424,000 in 2006, $288,000 in 2005 and $218,000 in 2004 and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
•	Fair Value of Financial Instruments
     Carrying amounts of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. The fair value for marketable debt and equity securities are based on quoted market prices.
•	Income Taxes
     We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under SFAS No. 109, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We evaluate annually the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.
•	Accounting for Stock-Based Compensation
     On January 1, 2006 we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee non-qualified and incentive stock options, restricted stock units and employee purchase rights under our Employee Stock Purchase Plan (“ESPP Shares”) based on estimated fair values. SFAS 123(R) supersedes previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal year 2006. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) providing supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

     SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of income. We adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements, as of and for the year ended December 30, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method we used in adopting SFAS 123(R), our results of operations prior to fiscal year 2006 have not been restated to reflect, and do not include, the impact of SFAS 123(R).
     Prior to the adoption of SFAS 123(R), we accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25 and FASB Interpretation (FIN) No. 44, “ Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB Opinion No. 25.” Accordingly, no compensation cost has been recognized for our fixed cost stock option plans because stock-based awards were issued at fair market value on the date of grant
     Stock-based compensation expense recognized in the year ended December 30, 2006, included stock-based compensation expense for share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and stock-based compensation expense for the share-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we changed our method of attributing the value of stock-based compensation expense from the accelerated multiple-option method (for the purposes of non-GAAP information under SFAS 123) to the straight-line single option method. Stock-based compensation expense for all share-based awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated multiple-option approach, while stock-based compensation expense for all share-based awards granted subsequent to December 30, 2005 will be recognized using the straight-line single option method. SFAS 123(R) requires that we recognize expense for awards ultimately expected to vest; therefore we are required to develop an estimate of the number of awards expected to cancel prior to vesting (“forfeiture rate”). The forfeiture rate is estimated based on historical pre-vest cancellation experience and is applied to all share-based awards. SFAS 123(R) requires the forfeiture rate to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2006, we accounted for forfeitures as they actually occurred.
     Upon adoption of SFAS 123(R), we selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock options and ESPP Shares. The Black-Scholes model requires the use of certain subjective and complex assumptions which determine the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying stock. For restricted stock or restricted stock units, stock-based compensation expense is calculated based on the fair market value of our stock on the date of grant.
•	Concentration of Credit Risk and Other Risks and Uncertainties
     The Company’s cash and cash equivalents are deposited in demand and money market accounts of three financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and therefore, bear minimal risk.
     The Company markets its products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of our customers and maintains an allowance for potential credit losses. Historically, the Company has not experienced any significant losses related to individual customers or group of customers in any particular geographic area. For the years ended December 30, 2006, December 31, 2005 and January 1, 2005 no customer accounted for greater than 10% of total sales. As of December 30, 2006, December 31, 2005, January 1, 2005 no customer accounted for more than 10% of our accounts receivable, net balance.
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

•	Reliance on Certain Suppliers
     Certain components and services used by the Company to manufacture and develop its products are presently available from only one or a limited number of suppliers or vendors. The loss of any of these suppliers or vendors would potentially require a significant level of hardware and/or software development efforts to incorporate the products or services into the Company’s products.
•	Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent form other sources. Actual results may differ from these estimates. In addition, any change in these estimates or their related assumptions could have an adverse effect on our operating results.
•	Net Income (loss) per Share
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
•	Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 in our year ended December 29, 2007. We do not believe that the adoption of the provisions of FIN 48 will materially impact our consolidated financial position and results of operations.
     On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance became effective for our fiscal year 2006. Our adoption of SAB 108 did not have an impact on our consolidated financial position and results of operations.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe that the adoption of the provisions of SFAS 157 will materially impact our consolidated financial position and results of operations.

3. Balance Sheet Detail
     Available-for-sale securities (in thousands):

		Unrealized	Estimated	Maturity
	Cost	Gain (Loss)	Fair Value	Dates
As of December 31, 2005, available-for-sale securities consisted of the following:
Corporate notes	$5,442	$(19)	$5,423	2/06–6/06
Government agencies	3,364	(8)	3,356	1/06–3/06

Total	$8,806	$(27)	$8,779

     As of December 30, 2006 there were no available-for-sales securities.
There were no realized capital gains or losses recognized in 2006, 2005 and 2004.

	December 30,	December 31,
	2006	2005
Inventories:
Raw materials and work in process	$4,000	$5,191
Finished goods	5,499	3,403

Total inventories	$9,499	$8,594

Property and Equipment:
Equipment	$5,344	$4,937
Leasehold improvements	2,029	1,921
Less: accumulated depreciation and amortization	(6,286)	(5,744)

Property and equipment, net	$1,087	$1,114

Depreciation expense related to property and equipment was $544,000, $435,000 and $384,000 for the years ended December 30, 2006, December 31, 2005 and January 1, 2005.

Accrued Expenses:
Accrued payroll, vacation and related expenses	$1,517	$1,671
Accrued warranty	866	1,129
Income taxes payable	—	552
Sales and use tax payable	150	220
Other accrued expenses	2,242	849

Total accrued expenses	$4,775	$4,421

4. Bank Borrowings
     At December 31, 2005, the Company had a revolving line of credit agreement with a bank which provided for borrowings of up to $4.0 million at the bank’s prime rate (7.25% at December 31, 2005). There were no borrowings outstanding against this credit agreement at December 31, 2005. This credit agreement expired on October 5, 2006. See footnote 11 regarding subsequent events.

5. Commitments and Contingencies
     Lease Agreements
     The Company leases its operating facilities under a noncancelable operating lease. In September 2003, the Company entered into a lease amendment for our facility in Mountain View, California. The original lease term of this facility, which ended in February 2004, was amended and extended until February 2009. The lease was also amended to grant the Company an option to renew this lease for an additional five year period beginning 2009 until 2014 at a base monthly rental amount to be negotiated at the time of the renewal. Rent expense totaled $403,000 for each of the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005.
     Future minimum lease payments under current operating leases at December 30, 2006 are summarized as follows (in thousands):

Fiscal Year	Operating Lease Payments
2007	438
2008	451
2009	94

$983

* Related to the acquisition of the aesthetics business of AMS in January 2007, we have agreed to purchase up to $9.0 million worth of certain inventory from AMS book value, following the termination of our Product Supply Agreement with AMS no later than October 2007. Principal payments under the term loans entered into in conjunction with the acquisition are $98,000 per month over a term of 5 years.
     The following annual operating lease commitments as of January 17, 2007 were acquired as part of the acquisition of the French and UK subsidiaries of Laserscope.

2007	$328
2008	224
2009	145
2010	33

$730

     License Agreements
     The Company is obligated to pay royalties equivalent to 5% and 7.5% of sales on certain products under certain license agreements. Royalty expense was $93,000, $71,000 and $80,000 for the years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively.
     Contingencies
     Patent Litigation – On October 19, 2005, the Company filed a suit in the United States District Court for the Eastern District of Missouri against Synergetics, USA, Inc. for infringement of a patent. The Company later amended its complaint to assert infringement claims against Synergetics, Inc.; Synergetics USA, Inc. was dismissed from the suit. The Company alleges that Synergetics infringes the Company’s patent by making and selling infringing products, including its Quick Disconnect laser probes and its Quick Disconnect Laser Probe Adapter, and seeks injunctive relief, monetary damages, treble damages, costs and attorneys’ fees.
     On July 7, 2006, the Court issued a Claim Construction Ruling, interpreting 14 disputed phrases within the Company’s patent. The Court adopted the Company’s position with respect to 13 of the 14 patent terms, and adopted a position between the Company’s and Synergetics’ positions with respect to the 14th term.
     Discovery closed on February 15, 2007. Near the close of discovery, the Company filed five summary judgment motions and Synergetics filed four. After the Court’s rulings on these motions, only four issues remain for trial. Those issues are: (1) the jury will decide the amount of damages caused by Synergetics infringement with their Quick Disconnect products, (2) the jury will decide whether Synergetics’ infringement was willful, (3) the jury will decide the validity of the IRIDEX patent on the issue of obviousness, and (4) the Court will decide if IRIDEX’s right to recover damages for Synergetics’ infringement is limited by the equitable doctrines of laches and estoppel.
     Trial is scheduled to begin on April 16, 2007. The Company is confident that its patent claims have merit, and if the parties do not reach a settlement, the Company intends to vigorously pursue its claims to judgment.

     The company is involved in two other pending suits with Synergetics. The first suit, entitled Synergetics, Inc. v. Peregrine Surgical, Ltd., Innovatech Surgical, Inc., and IRIDEX Corporation, is Case No. 06-CV-107 in the United States District Court for the Eastern District of Pennsylvania. Synergetics filed suit against the Company on April 25, 2006, by adding the Company as a defendant to a then-existing lawsuit against the other two defendants. Synergetics alleges that the Company infringes its patent and seeks injunctive relief, monetary damages, treble damages, costs and attorneys’ fees. On June 29, the Company filed its response to Synergetics’ pleading, denying Synergetics’ claims and asserting counterclaims seeking a declaratory judgment that it does not infringe Synergetics’ patent. Synergetics responded to the Company’s counterclaims on July 24, 2006, denying them. On August 10, 2006, the case was reassigned to District Judge Thomas Golden. Judge Golden has set a status conference for May 4, 2007. There have not yet been any significant proceedings in this case.
     The second suit, entitled Synergetics, Inc. v. IRIDEX Corporation, is pending in the United States District Court for the Eastern District of Missouri. Synergetics filed suit against the Company on February 21, 2007, alleging that the Company’s assertion of patent infringement against Synergetics constitutes a violation of the federal antitrust laws and also abuse of process in Missouri. The Company has not yet been served with a copy of the summons and complaint, which was filed under seal. The Company believes that Synergetics’ suit lacks merit (in part because the Court granted the Company judgment of infringement and denied Synergetics’ motion for judgment on laches) and intends to vigorously defend against Synergetics’ claims should Synergetics choose to proceed with the suit.
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
     The Company has entered into indemnification agreements with its directors and officers that may require the Company: to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature; to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and to make good faith determination whether or not it is practicable for the Company to obtain directors and officers insurance. The Company currently has directors and officers liability insurance.
6. Stockholders’ Equity
     Convertible Preferred Stock
     Our Articles of Incorporation authorize 2,000,000 shares of undesignated preferred stock. Preferred Stock may be issued from time to time in one or more series. As of December 30, 2006, we had no preferred stock issued and outstanding.
     Treasury Stock
     In December 1998, we instituted a stock repurchase program whereby up to 150,000 shares of our Common Stock may be repurchased in the open market. We plan to utilize all of the reacquired shares for reissuance in connection with our employee stock programs. In 2003, 2004 and 2005, no shares of Common Stock were repurchased. A total of 103,000 shares of common stock had been repurchased as of December 31, 2005. The stock repurchase program was discontinued in 2005.

     Stock Option Plans
     Amended and Restated 1989 Incentive Stock Plan
     The Amended and Restated 1989 Plan (the “1989 Plan”) provided for the grant of options and stock purchase rights to purchase shares of our Common Stock to employees and consultants. The terms of the 1989 Plan, which expired in August 1999, are substantially the same as the 1998 Plan described below.
     1998 Stock Plan
     The 1998 Stock Plan (the “1998 Plan”), as amended, provides for the granting to employees (including officers and employee directors) of incentive stock options and for the granting to employees (including officers and employee directors) and consultants of nonstatutory stock options, stock purchase rights (“SPRs”), restricted stock, restricted stock units, performance shares, performance units and stock appreciation rights. The exercise price of incentive stock options and stock appreciation rights granted under the 1998 Plan must be at least equal to the fair market value of the shares at the time of grant. With respect to any recipient who owns stock possessing more than 10% of the voting power of our outstanding capital stock, the exercise price of any option or SPR granted must be at least equal to 110% of the fair market value at the time of grant. Options granted under the 1998 Plan are exercisable at such times and under such conditions as determined by the Administrator; generally over a four year period. The maximum term of incentive stock options granted to any recipient must not exceed ten years; provided, however, that the maximum term of an incentive stock option granted to any recipient possessing more than 10% of the voting power of our outstanding capital stock must not exceed five years. In the case of SPRs, unless the Administrator determines otherwise, we have a repurchase option exercisable upon the voluntary or involuntary termination of the purchaser’s employment with us for any reason (including death or disability). Such repurchase option lapses at a rate determined by the Administrator. The purchase price for shares repurchased by us is the original price paid by the purchaser. As of December 30, 2006 and December 31, 2005, no shares were subject to repurchase. The form of consideration for exercising an option or stock purchase right, including the method of payment, is determined by the Administrator. The 1998 Plan expires in June 2008. In June of 2006, this plan was amended to shorten the contractual life of all option grants made after June 2006 to a seven year term.
     1995 Director Option Plan
     In October 1995, we adopted the 1995 Director Option Plan (the “Director Plan”), under which members of the Board of Directors are granted options to purchase 11,250 shares upon the first to occur of their appointment or the adoption of the Director Plan (“First Option”) and an option to purchase 3,750 shares (“Subsequent Option”) on July 1 of each year thereafter provided that he or she has served on the Board for at least the preceding six months. The options granted are at fair market value on the date of grant. The First Option becomes exercisable as to one-twelfth (1/12) of the shares subject to the First Option for each quarter over a three-year period. Each Subsequent Option becomes exercisable as to one-fourth (1/4) of the shares subject to the Subsequent Option for each quarter, commencing one quarter after the First Option and any previously granted Subsequent Options have become fully exercisable. Options granted under the Director Plan had a contractual term of ten years. In the event of our merger with or into another corporation, resulting in a change of control, or the sale of substantially all of our assets, each Director Plan options become exercisable in full and shall be exercisable for 30 days after written notice to the holder of the event causing the change in control. The Director Plan terminated in 2005.
     Stand-Alone Options
     In July 2005, in connection with the employment of the Company’s Chief Executive Officer, the Company’s Board of Directors granted a stand alone option, outside of the Company’s existing stock plans, to Barry Caldwell, its Chief Executive Officer. The option entitles Mr. Caldwell to purchase up to 234,104 shares of the Company’s common stock at an exercise price of $6.07 per share. In conjunction with the employment of the Company’s Chief Executive Officer, in consideration of services performed under a recruiting contract, the Company issued a warrant to purchase 25,000 shares of the Company’s common stock at an exercise price of $6.07 per share. The warrant is exercisable at any time and expires on July 5, 2008. The fair value of the warrants of $87,000 was recorded as an expense for the twelve month period ended December 31, 2005. The fair value of the warrant was calculated using the Black-Scholes pricing model with the following assumptions: dividend yield 0 percent, contractual life of 3 years, risk free rates of 4.04 percent and volatility of 83 percent. At December 30, 2006, this option remains outstanding.
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
     2005 Employee Stock Purchase Plan
     Our 2005 Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the Board of Directors in June 2005. The total number of shares of common stock reserved for issuance under the Purchase Plan at December 30, 2006 was 12,948. The Purchase Plan permits eligible employees (including officers) to purchase Common Stock through payroll deductions, which may not exceed 10% of an employee’s compensation. No employee may purchase more than $25,000 worth of stock in any calendar year or more than 2,000 shares of Common Stock in any twelve-month period. The price of shares purchased under the Purchase Plan is 85% of the lower of the fair market value of the Common Stock at the beginning of the offering period or the end of the offering period.
     Information with respect to activity under these option plans are set forth below (in thousands except share and per share data):

		Outstanding Options
	Shares			Weighted
	Available	Number	Aggregate	Average
	for Grant	of Shares	Price	Exercise Price
Balances, January 3, 2004	313,212	2,004,283	9,835	4.91
Additional shares reserved	270,000	—	—	—
Options granted	(214,750)	214,750	1,379	6.42
Options exercised		(294,852)	(1,085)	3.68
Options cancelled	(15,000)
Options terminated	100,789	(100,789)	(701)	6.95

Balances, January 1, 2005	454,251	1,823,392	9,428	5.18
Additional shares reserved	434,104	—	—	—
Options granted	(622,050)	622,050	3,791	6.09
Warrants issued	(25,000)	25,000
Options exercised		(183,873)	(663)	3.60
Options cancelled	(78,355)
Options terminated	132,566	(132,566)	(866)	6.53

Balances, December 31, 2005	295,516	2,154,003	11,690	5.50
Additional shares reserved	435,000
Options granted	(300,650)	300,650	2,551	8.48
Options exercised		(276,578)	(1,291)	4.67
Options cancelled	(4,750)
Options terminated	46,505	(46,505)	(311)	6.69

Balances, December 30, 2006	471,621	2,131,570	$12,639	$6.00

     The following table summarizes information with respect to stock options outstanding at December 30, 2006:

	Options Outstanding			Options Vested and Exercisable
	Number of	Weighted		Number of		Weighted
	Shares	Average	Weighted	Shares	Weighted	Average
	Outstanding	Remaining	Average	Exercisable at	Average	Remaining
Range of Exercise	at December	Contractual	Exercise	December 30,	Exercise	Contractual
Prices	30, 2006	Life (Years)	Price	2006	Price	Life (Years)
$2.94- $3.50	232,427	6.12	3.36	211,551	$3.36	6.17
$3.52 - $4.00	287,758	2.80	3.87	279,782	$3.88	2.72
$4.01 - $5.08	287,557	5.51	4.61	212,117	$4.51	4.81
$5.13 - $5.66	217,865	5.64	5.46	123,667	$5.47	4.30
$5.69 - $6.00	17,891	7.31	5.82	5,905	$5.76	8.26
$6.07 - $6.07	325,000	8.51	6.07	131,251	$6.07	7.18
$6.19 - $7.84	287,378	6.71	7.15	110,494	$6.96	6.04
$7.98 - $8.75	243,894	6.85	8.34	59,148	$8.09	6.90
$8.88 - $10.86	213,300	3.30	9.36	175,970	$9.08	2.93
$11.38 - $12.75	18,500	4.05	12.28	15,500	$12.46	3.50

$2.94 - $12.75	2,131,570	6.01	6.00	1,325,385	$5.52	5.38

     At December 31, 2005 and January 1, 2005 options to purchase 2,154,003 and 1,823,392 shares of common stock were exercisable at a weighted average exercise price of $6.31 and $5.36, respectively.
     As of December 30, 2006, the aggregate intrinsic value of fully vested and exercisable options was $4.4 million.
Adoption of SFAS 123(R)
     The Company adopted SFAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The Company’s financial statements for the year ended December 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the twelve months ended December 30, 2006 was $1.8 million, which consisted of stock-based compensation expense related to stock options and employee stock purchases.

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
     The determination of fair value of all options granted by the Company is computed based on the Black-Scholes option-pricing model with the following weighted average assumptions:

	Employee Stock Option Plan			Employee Stock Purchase Plan
	2006	2005	2004	2006	2005	2004
Average risk free interest rate	4.80%	4.40%	3.50%	4.43%	4.20%	2.56%

Expected life (in years)	3.8	5-7 years	4.0	0.5	0.5	0.5

Dividend yield	—	—	—	—	—	—
Average volatility	50.0 - 60.0%	77.0 -83.0%	88.0%	34.0-60.0%	46.0%	84.0%
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
     The following table shows stock-based compensation expense included in the Consolidated Statements of Operations for 2006 (in thousands):

Year Ended
December 30, 2006
Cost of sales	$122
Research and development	251
Sales, general and administrative	1,443

$1,816

     The modified prospective transition method of SFAS 123(R) requires the presentation of pro-forma information for periods presented prior to the adoption of SFAS 123(R) regarding net income (loss) and net income (loss) per share as if the Company had accounted for the Company’s stock options under the fair value method of SFAS 123. If compensation expense had been determined based upon the fair value at grant date for employee compensation arrangements, consistent with the methodology prescribed under SFAS 123, the Company’s pro forma net income and net income per common share under SFAS 123 for the twelve months ended December 31, 2005 and January 1, 2005 would have been as follows (in thousands except per share data).

	Year Ended	Year Ended
	December 31, 2005	January 1, 2005
Net income (loss), as reported for prior periods	$1,671	$(402)
Stock-based compensation expense related to employee stock options and employee stock purchases	(966)	(560)

Pro forma net income	$705	$(962)

Basic net income per share:
As reported	$0.23	($0.06)

Pro forma	$0.10	($0.13)

Diluted net income per share:
As reported	$0.21	($0.06)

Pro forma	$0.09	($0.13)

     Information with respect to activity under these option plans are set forth below (in thousands except per share data):

		Weighted Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
Outstanding at December 31, 2005	2,154,003	$5.50	$14,518

Options granted	300,650	8.48	117

Options exercised	(276,578)	4.67	(1,162)

Options forfeited/cancelled/expired	(46,505)	6.69	(101)

Outstanding at December 30, 2006	2,131,570	$5.53	$13,372

     The weighted average grant date fair value of options granted during 2006 was $4.38 per share.
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 30, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised in 2006 was $1.2 million. Total fair value of options vested and expensed was $1.1 million, net of tax, for 2006.
     As a result of adopting the fair value recognition provisions of SFAS 123(R), the impact to the consolidated financial statements for 2006 from stock-based compensation is as follows (in thousands, except per share data):

Year Ended December
30, 2006
Stock-based compensation expense by award type:
Employee stock options granted	$1,708
Employee stock purchase plan	108

Total stock-based compensation	1,816

Total effect on stock-based compensation at the Company’s marginal tax rate	(690)

Effect on net income (loss)	$1,126
Effect on net income (loss) per share:
Basic and diluted earnings per share	($0.15)

     A summary of the status of the Company’s non-vested shares as of December 30, 2006 and changes during the period ended December 30, 2006 is presented below (in thousands, except per share amounts):

		Weighted
		Average Grant
	Number of Shares	Dated Fair Value
Non-vested at December 31, 2005	893,119	$5.72
Granted	300,650	$4.38
Vested	(341,075)	$3.98
Cancelled/forfeited	(46,505)	$4.47
Non-vested at December 30, 2006	806,189	$4.42
     As of December 30, 2006, there were $2.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements under both of the plans. The cost is expected to be recognized over a weighted average period of three years.
7. Employee Benefit Plan
     The Company has a plan known as the IRIS Medical Instruments 401(k) trust to provide retirement benefits through the deferred salary deductions for substantially all employees. Employees may contribute up to 15% of their annual compensation to the plan, limited to a maximum amount set by the Internal Revenue Service. The plan also provides for Company contributions at the discretion of the Board of Directors. On April 1, 2000 the Company commenced a Company match for the 401(k) in the amount of 50% of employee contributions up to an annual maximum of $1,000 per year. The Company contributions totaled $106,000 in 2006, $94,000 in 2005 and $88,000 in 2004.
8. Income Taxes
     The provision for income taxes includes:

	Year Ended	Year Ended	Year Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
Current:
Federal	$(371)	$59	$212
State	—	31	14

	(371)	90	226

Deferred:
Federal	1,756	451	(519)
State	337	125	(62)

	2,093	576	(581)

Income tax provision (benefit)	$1,721	$666	$(355)

     The Company’s effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

	Year Ended	Year Ended	Year Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
Income tax provision at statutory rate	34%	34%	34%
State income taxes, net of federal benefit	1%	6%	8%
Tax exempt interest	0%	0%	0%
Nondeductible permanent differences	(10%)	1%	(5%)
Research and development credits	2%	(13%)	12%
Change in valuation allowance	(73%)	0%	0%
Other	0%	0%	(2%)

Effective tax rate	(45%)	28%	47%

     The tax effect of temporary differences and carry-forwards that give rise to significant portions of the net deferred tax assets are presented below (in thousands):

	December 30,	December 31,
	2006	2005
Fixed assets	$568	$558
Accrued liabilities	530	595
Allowance for excess and obsolete inventories	467	599
Research credit	695	514
State tax	2	1
Allowance for doubtful accounts	167	215
Other	299	5
Net operating loss	160	—

Net deferred tax asset	$2,888	$2,487
Valuation Allowance	(2,888)	—

Net Deferred Tax Assets (Liability)	$0	$2,487

     During the quarter ending December 30, 2006, as a result of the losses incurred in 2006 and uncertainty regarding the ability to project future profitable results, management determined it was no longer more likely than not that the company would realize the deferred tax assets recorded. As such, the company recorded a valuation allowance against its deferred tax assets. The amount of this valuation allowance was $2,888,000. The company will continue to evaluate it’s ability to utilize the deferred tax assets on a quarterly basis.
     As of December 30, 2006, the company had Federal and State net operating loss carryforwards of approximately $1,838,000 and $1,950,00 respectively. The federal losses will expire in 2027 and the state losses will begin to expire in 2017. Of the above NOL’s, $1,451,000 and $1,095,000 respectively, relate to windfall stock option deductions which when realized will be credited to equity.
     As of December 30, 2006, the Company had Federal and State research credit carryforwards of approximately $704,000 and $731,000 available to offset future liabilities. The Federal credits will begin expiring in 2020 if not used. The state research credits do not expire.
     The above net operating losses and R&D credits are subject to IRC sections 382 & 383. In the event of a change in ownership as defined by these code sections, the usage of the above mentioned NOL’s and credits may be limited.
9. Major Customers and Business Segments
     The Company operates in two reportable segments: the ophthalmology medical device segment and the dermatology medical device segment. In both segments, the Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, disposables and service and support activities.
     In the years ended December 30, 2006, December 31, 2005 and January 1, 2005, no customer individually accounted for more than 10% of our revenue.

     Revenue information shown (in thousands) by geographic region is as follows:

	Year Ended	Year Ended	Year Ended
	December 30,	December 30, ,	January 1,
	2006	2005	2005
United States	$21,826	$22,713	$19,894
Europe	$7,787	7,138	6,498
Rest of Americas	$1,836	1,703	631
Asia/Pacific Rim	$4,455	5,475	5,787

	$35,904	$37,029	$32,810

     Revenues are attributed to countries based on location of end customers. In the years ended December 30, 2006, December 31, 2005 and January 1, 2005, no individual country accounted for more than 10% of the Company’s sales, except for the United States, which accounted for 60.8% of sales in 2006, 61.4% in 2005 and 60.6% in 2004.
     Information on reportable segments for the three years ended December 30, 2006, December 31, 2005 and January 1, 2005 is as follows:

	Year Ended December 30, 2006
	Ophthalmology	Dermatology
	Medical Devices	Medical Devices	Total
Sales	$30,826	$5,078	$35,904

Direct cost of goods sold	$9,312	$2,125	$11,437

Direct gross margin	$21,514	$2,953	$24,467

Total unallocated indirect costs			$29,232

Income from operations			$(4,765)

	Year Ended December 31,2005
	Ophthalmology	Dermatology
	Medical Devices	Medical Devices	Total
Sales	$30,663	$6,366	$37,029

Direct cost of goods sold	$10,374	$3,138	$13,512

Direct gross margin	$20,289	$3,228	$23,517

Total unallocated indirect costs			$21,708

Loss from operations			$1,809

	Year Ended January 1, 2005
	Ophthalmology	Dermatology
	Medical Devices	Medical Devices	Total
Sales	$27,753	$5,057	$32,810

Direct cost of goods sold	$9,876	$2,898	$12,774

Direct gross margin	$17,877	$2,159	$20,036

Total unallocated indirect costs			$21,112

Loss from operations			$(1,076)

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

	Year Ended	Year Ended	Year Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
Net (loss) income	$(5,753)	$1,671	$(402)
Denominator — Net income (loss) per common share
Weighted average common stock outstanding	7,713	7,405	7,200
Effect of dilutive securities
Weighted average common stock options		475

Total weighted average stock and options outstanding	7,713	7,880	7,200

Net (loss) income per common share	$(0.75)	$0.23	$(0.06)

Diluted net (loss) income per common share	$(0.75)	$0.21	$(0.06)

     In 2006 and 2004 there were 2,131,570 and 463,588 outstanding options to purchase shares at a weighted average exercise price of $5.53 and $8.65 per share, respectively, that were not included in the computation of diluted net loss per common share because their effect was antidilutive. These options could dilute earnings per share in future periods. In 2005, there were 454,918 options outstanding at a weighted average exercise price of $8.48 that were not included in the computation of diluted net income (loss) per common share since the exercise price of the options exceeded the market price of the common stock.
11. Subsequent Events
Credit Facility
     On January 16, 2007, the Company entered into (i) a Business Loan and Security Agreement (the “Business Loan Agreement”) with Mid-Peninsula Bank, part of Greater Bay Bank N.A. (“Lender”), (ii) an Export-Import Bank Loan and Security Agreement (the “Exim Agreement”) with Lender, and (iii) a Borrower Agreement (the “Borrower Agreement” and together with the Business Loan Agreement and the Exim Agreement, the “Credit Agreement”) in favor of Lender and Export-Import Bank of the United States

(“Exim Bank”). The Credit Agreement provides for an asset-based revolving line of credit of up to $6 million (the “Revolving Loans”) and a $6 million term loan (the “Term Loan”). Of the Revolving Loans, up to $3 million principal amount (the “Exim Sublimit”) will be guaranteed by Exim Bank. The Company’s obligations under the Term Loans and the Revolving Loans (including the Exim Sublimit) are secured by a lien on substantially all of the Company’s assets. Interest on the Term Loan and the Revolving Loans (including the Exim Sublimit) is the prime rate as published in the Wall Street Journal, minus 0.5%, subject to adjustment under certain circumstances including adjustments to the prime rate, late payment or the occurrence of an event of default. Payments of principal outstanding under the Term Loan are due in sixty monthly installments beginning February 28, 2007 and ending February 28, 2012. All outstanding amounts under the Revolving Loans are payable in full on January 31, 2009. If at any the amount outstanding under the Revolving Loans exceeds the Borrowing Base, the Company will be required to pay the difference between the outstanding amount and the Borrowing Base. The Company may prepay all amounts outstanding under the Term Loan and Revolving Loans without penalty. These facilities contain certain financial and other covenants, including the requirement for Iridex to maintain profitability on a quarterly basis. Tangible net worth of $15.5 million, maintain unrestricted cash/marketable securities of $3 million and maintain a debt service ratio of 1.75 to 1.00 on an annual basis. In addition, the Company must maintain $3 million in unrestricted cash in an account with Lender. Other covenants include, but are not limited to, covenants limiting or restricting the Company’s ability to incur indebtedness, incur liens, enter into mergers or consolidations, dispose of assets, make investments, pay dividends, enter into transactions with affiliates, or prepay certain indebtedness. In the event of noncompliance by the Company with the covenants under these facilities, the Mid-Peninsula Bank and Export-Import Bank, would be entitled to exercise their remedies, under these facilities, which include declaring all obligations immediately due and payable and disposing of the collateral if obligations were not paid. The Company anticipates being in non-compliance with the covenants as of March 30, 2007.
Completion of Acquisition
     On January 16, 2007, the Company completed its acquisition of the aesthetics business of Laserscope, a California corporation (“Laserscope”), a wholly owned subsidiary of American Medical Systems, Inc., a Delaware corporation (“AMS”), pursuant to that certain Asset Purchase Agree, dated as of November 30, 2006, by and among the Company, AMS and Laserscope. Pursuant to the terms of the Asset Purchase Agreement, IRIDEX purchased certain equipment, finished goods inventory, contracts relating to the Aesthetics Business, accounts receivable and prepaid expenses, intellectual property, customer lists and other assets and liabilities related to the Aesthetics Business. In addition, the Company acquired all of the outstanding equity interests in Laserscope’s subsidiaries, Laserscope (UK) Ltd., a British private limited company, and Laserscope France, S.A., a French société anonyme (together, the “Subsidiaries”), after segregation of the assets and the liabilities of each entity which were not part of the Aesthetics Business. In exchange for such net assets and equity interests in the Subsidiaries, the Company assumed certain liabilities specified in the Asset Purchase Agreement and paid Laserscope $28 million at closing, subject to certain post-closing adjustments, consisting of $26 million in immediately available funds and 213,435 shares of the Company’s common stock, based upon the average closing price of the Company’s common stock for a 20-day period immediately preceding the closing date of the transaction, which was calculated to be $9.37. The Company will also pay Laserscope up to an additional $9.0 million as determined by the book value of certain inventory following termination of a manufacturing transition period of approximately six to nine months.

Stand-Alone Options
     On February 13, 2007, in connection with the employment of the Company’s Chief Financial Officer, the Company’s Board of Directors granted a stand alone option, outside of the Company’s existing stock plans, to Meryl Rains, its Chief Financial Officer. The option entitles Ms. Rains to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $9.42 per share.
     In February 2007, the Compensation Committee of the Company’s Board of Directors approved the grant of 235,000 non-qualified stock options, outside of the Company’s existing stock plans, to a total of 54 new employees, both domestic and international, hired in connection with the Company’s recently completed acquisition of the assets of the aesthetics business of Laserscope. The option is granted as of February 28, 2007 at an exercise price of $10.06 per share.
12. Selected Quarterly Financial Data, (Unaudited)

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Year Ended December 30, 2006
Sales	$8,843	$8,804	$9,222	$9,035
Gross profit	$4,262	$4,659	$4,872	$5,012
Net income (loss)	$(303)	$(534)	$(1,143)	$(3,773)
Net income (loss) per common share	$(0.04)	$(0.07)	$(0.15)	$(0.48)
Diluted net income (loss) per common share	$(0.04)	$(0.07)	$(0.15)	$(0.48)

Year Ended December 31, 2005
Sales	$8,145	$9,387	$9,081	$10,416
Gross profit	$3,678	$4,545	$4,879	$5,073
Net income (loss)	$(20)	$430	$879)	$381
Net income (loss) per common share	$(0.00)	$0.06)	$0.12)	$0.05
Diluted net income (loss) per common share	$(0.00)	$0.05)	$0.11)	$0.05

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
     Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in our reports filed under the ‘34 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal control procedures, which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and its transactions are properly recorded and reported, are intended to permit the preparation of our financial statements in conformity with generally accepted accounting principles. To the extent that elements of our internal controls over financial reporting are included within our disclosure controls and procedures, they are included in the scope of our quarterly controls evaluation.
     Based on that evaluation, and as a result of the material weakness in our internal controls over financial reporting discussed below, the CEO and CFO concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.
     A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management determined that the following control deficiencies constitute a material weakness in our internal control over financial reporting at December 30, 2006.
     In connection with the annual audit of our financial statements as of December 30, 2006 and December 31, 2005, our independent registered public accounting firm communicated to our management and the Audit Committee of the Board of Directors that they had identified a control deficiency that existed in the design or operation of our internal controls over financial reporting that they considered to be a material weakness, because the control deficiency resulted in more than a remote likelihood that a material misstatement could occur in our annual financial statements and not be prevented or detected. Specifically, the material weakness identified by our independent accountants relates to a failure to maintain adequate period-end review procedures to ensure the completeness and accuracy of certain journal entries impacting general ledger accounts. As a result, incorrect entries were recorded to the financial statements which were not identified and corrected by management in a timely manner.
Plan for remediation of material weaknesses
     To address the material weaknesses in our internal control over financial reporting identified above, management has designed a remediation plan which will supplement the existing controls of the Company. The remediation plan addresses the following corrective actions:

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
(b) Changes in internal control over financial reporting
     As disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2006, in August 2006, the Audit Committee of the Board of Directors engaged outside counsel and initiated an independent review of our revenue recognition practices. This review was initiated in response to an allegation made by a former employee. In the course of this review, errors in revenue recognition were identified and management, with the participation of the CEO and CFO, determined the Company did not maintain effective controls over the accounting for revenue.
In the quarter ended December 30, 2006 the Company implemented the following changes to internal control related to our revenue recognition practices:
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
     We believe that the implementation of these corrective actions have mitigated the material weaknesses that were identified as of September 30, 2006 related to our revenue recognition practices.
     Subsequent to December 30, 2006 the Company enhanced the current capabilities of the Company’s finance function by adding a new Chief Financial Officer.

     No other change has occurred in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the ‘34 Act) during the quarter ended December 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. As discussed in (a) above, management has designed a plan for remediation and is implementing changes in our internal control over financial reporting to remediate the material weaknesses identified above.
Item 9B. Other Information
     Not applicable.
PART III
     Certain information required by Part III has been omitted from this Form 10-K. This information is instead incorporated herein by reference to our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders (the “Proxy Statement”), which we will file within 120 days after the end of our fiscal year pursuant to Regulation 14A in time for our Annual Meeting of Stockholders to be held June 7, 2007.
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
Item 14. Principal Accountant Fees and Services.
     The information required by this item is incorporated herein by reference to “Proposal Five — Ratification of Appointment of Independent Accountants” in our Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
The following documents are filed in Part II of this Annual Report on Form 10-K:

Page in
Form 10-K
Report
1. Financial Statements
Report of Independent Registered Public Accounting Firm	47
Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005	48
Consolidated Statements of Operations for the years ended December 30, 2006, December 31, 2005, and January 1, 2005	49
Consolidated Statements of Stockholders’ Equity for the years ended December 30, 2006, December 31, 2005, and January 1, 2005	50
Consolidated Statements of Cash Flows for the years ended December 30, 2006, December 31, 2005, and January 1, 2005	51
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 30, 2006, December 31, 2005, and January 1, 2005	52
Notes to Consolidated Financial Statements	52

2. Financial Statement Schedule
The following financial statement schedule of IRIDEX Corporation for the years ended December 30, 2006, December 31, 2005, and January 1, 2005 is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of IRIDEX Corporation

Schedule II — Valuation and Qualifying Accounts	77
     Other schedules have been omitted because they are either not required, not applicable, or the required information is included in the consolidated financial statements or notes thereto.
3. Exhibits

Exhibits	Exhibit Title
2.1(9)	Asset Purchase Agreement dated November 30, 2006 by and among American Medical Systems, Inc., a Delaware corporation, Laserscope, a California corporation and a wholly owned subsidiary of American Medical Systems, Inc. and IRIDEX Corporation.

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2(2)	Amended and Restated Bylaws of Registrant.

10.1(1)	Form of Indemnification Agreement with directors and officers.

10.2(7)	2005 Employee Stock Purchase Plan.

10.3(5)	Employment Agreement with Barry G. Caldwell dated July 5, 2005.

10.4(6)	Executive Transition Agreement entered into by and between the Company and Theodore A. Boutacoff dated April 28, 2005.

10.5(6)	Amended and Restated Severance and Change of Control Agreement entered into by and between the Company and Larry Tannenbaum on April 29, 2005.

10.6(4)	Lease Agreement dated December 6, 1996 by and between Zappettini Investment Co. and the Registrant, as amended.

Exhibits	Exhibit Title
10.7(3)	1998 Stock Option Plan, as amended.

10.8(8)	2006 Incentive Program.

21.1(1)	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See page 78).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Exhibits filed with the Registration Statement on Form SB-2 (No. 333-00320-LA) which was declared effective on February 15, 1996.

(2)	Incorporated by reference to the Exhibits in Registrant’s Report on Form 10-Q for the quarter ended October 3, 1998.

(3)	Incorporated by reference to the Exhibits in Registrant’s Proxy Statement for the Company’s 2006 Annual Meeting of Stockholders which was filed May 5, 2006.

(4)	Incorporated by reference to the Exhibits in Registrant’s Report on Form 10-Q for the quarter ended September 27, 2003.

(5)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K dated July 5, 2005.

(6)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K dated May 4, 2005.

(7)	Incorporated by reference to the Exhibits filed with the Registrant’s Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders which was filed on April 30, 2004.

(8)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K dated March 14, 2006.

(9)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K dated December 6, 2006.
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

Schedule II
IRIDEX CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Charged to		Balance
	Beginning of	Costs and		at End of
Description	The Period	Expenses	Deductions	The Period
Balance for the year ended January 1, 2005:
Allowance for doubtful accounts receivable	$120	$376	$(30)	$466
Provision for inventory	$1,043	$694	$—	$1,737
Balance for the year ended December 31, 2005:
Allowance for doubtful accounts receivable	$466	$132	$(39)	$559
Provision for inventory	$1,737	$407	$(89	$2,055
Balance for the year ended December 30, 2006:
Allowance for doubtful accounts receivable	$559	$141	$(261)	$439
Provision for inventory	$2,055	$(296)	$1	$1,760

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 30th day of March, 2007.

IRIDEX CORPORATION
By:	/s/ Barry G. Caldwell
Barry G. Caldwell
President, Chief Executive Officer, and Director

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Barry G. Caldwell and Meryl Rains, jointly and severally, their attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign on behalf of the undersigned any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and each of the undersigned does hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

/s/ Barry G. Caldwell	President, Chief Executive Officer, and Director	March 30, 2007
(Barry G. Caldwell)	(Principal Executive Officer)

/s/ Meryl Rains	Chief Financial Officer and Vice President	March 30, 2007
(Meryl Rains)	(Principal Financial and Accounting Officer)

Vice President, Corporate Business
(James L. Donovan)	Development and Director

/s/ Robert K. Anderson	Director	March 30, 2007
(Robert K. Anderson)

/s/ Donald L. Hammond	Director	March 30, 2007
(Donald L. Hammond)

/s/ Sanford Fitch	Director	March 30, 2007
(Sanford Fitch)

/s/ Garrett A. Garrettson	Director	March 30, 2007
(Garett A. Garrettson)

/s/ Theodore A. Boutacoff	Chairman of the Board	March 30, 2007
(Theodore A. Boutacoff)

Exhibit Index

Exhibits	Exhibit Title
2.1(9)	Asset Purchase Agreement dated November 30, 2006 by and among American Medical Systems, Inc., a Delaware corporation, Laserscope, a California corporation and a wholly owned subsidiary of American Medical Systems, Inc. and IRIDEX Corporation.

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2(2)	Amended and Restated Bylaws of Registrant.

10.1(1)	Form of Indemnification Agreement with directors and officers.

10.2(7)	2005 Employee Stock Purchase Plan.

10.3(5)	Employment Agreement with Barry G. Caldwell dated July 5, 2005.

10.4(6)	Executive Transition Agreement entered into by and between the Company and Theodore A. Boutacoff dated April 28, 2005.

10.5(6)	Amended and Restated Severance and Change of Control Agreement entered into by and between the Company and Larry Tannenbaum on April 29, 2005.

10.6(4)	Lease Agreement dated December 6, 1996 by and between Zappettini Investment Co. and the Registrant, as amended.

10.7(3)	1998 Stock Option Plan, as amended.

10.8(8)	2006 Incentive Program.

21.1(1)	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See page 78).

31.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Exhibits filed with the Registration Statement on Form SB-2 (No. 333-00320-LA) which was declared effective on February 15, 1996.

(2)	Incorporated by reference to the Exhibits in Registrant’s Report on Form 10-Q for the quarter ended October 3, 1998.

(3)	Incorporated by reference to the Exhibits in Registrant’s Proxy Statement for the Company’s 2006 Annual Meeting of Stockholders which was filed May 5, 2006.

(4)	Incorporated by reference to the Exhibits in Registrant’s Report on Form 10-Q for the quarter ended September 27, 2003.

(5)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K dated July 5, 2005.

(6)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K dated May 4, 2005.

(7)	Incorporated by reference to the Exhibits filed with the Registrant’s Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders which was filed on April 30, 2004.

(8)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K dated March 14, 2006.

(9)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K dated December 6, 2006.