Form 10-Q
period 2007-03-31
IRIDEX CORP
filed 2007-07-09
CIK 1006045

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-27598
IRIDEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0210467 (I.R.S. Employer Identification Number)

1212 Terra Bella Avenue Mountain View, California (Address of principal executive offices)	94043-1824 (Zip Code))
Registrant’s telephone number, including area code: (650) 940-4700
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE TO CORPORATE ISSUERS:
The number of shares of common stock, $.01 par value, issued and outstanding as of June 26, 2007 was 8,211,562

PART I            FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudted)
IRIDEX Corporation
Condensed Consolidated Balance Sheets
(in thousands)

	March 31,	December 30,
	2007 (1)	2006(2)
Assets
Current assets:
Cash and cash equivalents	$9,568	$21,051
Accounts receivable, net	9,688	6,052
Inventories	13,244	9,499
Prepaids and other current assets	2,218	1,264

Total current assets	$34,718	$37,866

Property and equipment, net	1,789	1,087
Goodwill	11,751	—
Other intangible assets, net	15,841	—
Other long term assets	324	1,224

Total assets	$64,423	$40,177

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,460	$1,830
Short term debt	5,236	—
Accrued compensation	1,849	1,517
Accrued expenses	9,686	2,392
Accrued warranty	2,336	866
Deferred revenue	3,685	1,415
Current portion of long term debt	5,901	—

Total liabilities	$34,153	$8,020

Stockholders’ equity:
Common stock	83	79
Additional paid-in capital	32,735	29,697
Accumulated other comprehensive loss	(9)	—
Treasury stock	(430)	(430)
Retained earnings (accumulated deficit)	(2,109)	2,811

Total stockholders’ equity	30,270	32,157

Total liabilities and stockholders’ equity	$64,423	$40,177

(1)	Unaudited

(2)	Derived from the consolidated audited financial statements included in our report filed on Form 10-K with the SEC for the year ended December 30, 2006.
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation
Condensed Consolidated Statements of Operations
(Unaudited, in thousands except per share data)

	Three Months Ended
	March 31, 2007	April 1, 2006
Sales	$12,566	$8,843
Cost of sales	7,357	4,581

Gross profit	5,209	4,262

Operating expenses:
Research and development	1,729	1,121
Selling, general and administrative	8,274	3,932

Total operating expenses	10,003	5,053

Loss from operations	(4,794)	(791)
Interest and other income (expense), net	(126)	179

Loss before income taxes	(4,920)	(612)
Benefit from income taxes	—	309

Net loss	$(4,920)	$(303)

Net loss per share — basic and diluted	$(0.61)	$(0.04)

Shares used in computing net loss per share — basic and diluted	8,080	7,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended
	March 31,	April 1,
	2007	2006
Cash flows from operating activities:
Net loss	$(4,920)	$(303)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	802	133
Non-cash stock-based compensation	356	457
Tax benefit from stock option exercises	—	249
Excess tax benefit related to stock-based compensation expense	—	(124)
Provision for (recoveries of) doubtful accounts		(4)
Provision for inventories	285	67
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	1,687	495
Inventories	(1,327)	(257)
Prepaids and other current assets	36	(205)
Other long term assets	(71)	—
Accounts payable	3,602	15
Accrued warranty	(543)	—
Accrued expenses	880	(1,153)
Deferred revenue	393	(59)

Net cash provided by (used in) operating activities	$1,180	$(689)

Cash flows from investing activities:
Purchases of available-for-sale securities	$—	$(15,512)
Proceeds from maturity of available-for-sale securities	—	6,142
Purchases of property and equipment	(217)	(69)
Cash received from acquisition	5,246	—
Cash acquired in acquisition paid to seller	(1,261)	—
Acquisition of business	(28,151)	—

Net cash used in investing activities	$(24,383)	$(9,439)

Cash flows from financing activities:
Proceeds from issuance of common stock	$672	$605
Excess tax benefit related to stock-based compensation expense	—	124
Proceeds of credit facility, net of issuance costs	11,900	—
Repayment of credit facility	(863)	—

Net cash provided by financing activities	$11,709	$729

Effect of foreign exchange rate changes	$11	$—

Net decrease in cash and cash equivalents	(11,483)	(9,399)

Cash and cash equivalents at beginning of period	$21,051	$12,655

Cash and cash equivalents at end of period	$9,568	$3,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended
	March 31,	April 1,
	2007	2006
Net loss	$(4,920)	$(303)

Other comprehensive loss:
Change in unrealized loss on available for sale securities, net of tax	—	9
Foreign currency translation adjustments	(9)	—

Comprehensive loss	$(4,929)	$(294)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of IRIDEX Corporation (“the Company”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and pursuant to the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included.
     The condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 30, 2007. The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results for the year ending December 29, 2007 or any future interim period.
     The Company does not expect that current cash and cash equivalents, revenue expected to be generated from operations and available credit facilities, if any, will be sufficient to meet the Company’s planned operating requirements for the next 12 months. These planned requirements include amounts owing to American Medical Systems, Inc. (“AMS”) due to the acquisition of the assets of the aesthetics business of Laserscope (“Laserscope”), a subsidiary of AMS, including the return of cash to AMS obtained through the acquisition of Laserscope’s foreign subsidiaries and payments for inventory under the product supply agreement (the “Product Supply Agreement”) the Company entered into with Laserscope in connection with the asset acquisition (see Note10 below). In addition, for the second fiscal quarter ending June 30, 2007 the Company was not able to satisfy certain restrictive financial covenants contained in its credit facilities with Mid-Peninsula Bank and the Export-Import Bank (the “Lenders”) as well as an affirmative covenant regarding the preparation and delivery of quarterly financial statements within 45 days of quarter end (see Note 4). The Company has received a one-time waiver from Mid-Peninsula Bank with respect to its expected inability to satisfy the financial covenants contained in its loan agreements with the Lenders for the period ended June 30, 2007, but can provide no assurance that the Lenders will grant any additional future waivers if requested. The Company was also not in compliance with its debt covenants at the end of its first quarter but it was successful in obtaining a waiver of default for that period. In the event of noncompliance the Lenders would be entitled to exercise their remedies, under these facilities, which include declaring all obligations immediately due and payable and disposing of the collateral if obligations were not paid. The Company has modified planned operations in order to increase cash flows from operations, and intends to raise additional capital through equity or debt financing in order to enhance liquidity. However, there can be no assurances that the Company will be successful in these efforts or that any additional capital raised through debt or equity financings will be available on favorable terms or at all. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty
2. Summary of Significant Accounting Policies
     The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 30, 2006 which was filed with the Securities and Exchange Commission on March 30, 2007. During the quarter ended March 31, 2007 the Company has implemented an accounting policy for the valuation of goodwill and intangible assets.

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
     In international regions outside of the United Kingdom and France, we utilize distributors to market and sell our products. We recognize revenues upon shipment for sales through these independent, third party distributors as we have no continuing obligations subsequent to shipment. Generally, our distributors are responsible for all marketing, sales, installation, training and warranty labor coverage for our products. Our standard terms and conditions do not provide price protection or stock rotation rights to any of our distributors.
   Valuation of Goodwill and Intangible Assets
     The purchase method of accounting for acquisitions requires estimates and assumptions to allocate the purchase price to the fair value of net tangible and intangible assets acquired. The amounts allocated to, and the useful lives estimated for, other intangible assets, affect future amortization. There are a number of generally accepted valuation methods used to estimate fair value of intangible assets, and we use primarily a discounted cash flow method, which requires significant management judgment to forecast the future operating results and to estimate the discount factors used in the analysis. If assumptions and estimates used to allocate the purchase price prove to be different based on actual results, future asset impairment charges could be required.
     Goodwill and intangible assets determined to have indefinite lives are not amortized, but are subject to an annual impairment test. We intend to conduct an annual goodwill impairment test in the fourth quarter of our fiscal year. To determine any goodwill impairment, a two-step process is performed on an annual basis, or more frequently if necessary, to determine 1) whether the fair value of the relevant reporting unit exceeds carrying value and 2) to measure the amount of an impairment loss, if any. We have identified the aesthetics medical device segment as the appropriate reporting unit for this analysis. We review our intangible assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. The Company assesses the recoverability of its long-lived and intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows.

     Goodwill and purchased intangible assets were initially recorded in the first three months of 2007 in conjunction with the acquisition of the aesthetics business of Laserscope (Note 3). Changes in the estimated fair values of these assets in the future could result in significant impairment charges or changes to our expected amortization.
    Deferred Revenue
     Deferred revenue related to warranty contracts is recognized on a straight line basis over the period of the applicable contract. Cost is recognized as incurred. A reconciliation of changes in the Company’s deferred revenue balances for the three months ending March 31, 2007 and April 1, 2006 follows:

	Three Months Ended
	March 31,	April 1,
(in thousands)	2007	2006
Balance, beginning of period	$1,415	$1,072
Additions to deferral through acquisition	1,870	—
Additions to deferral	1,976	281
Revenue recognized	(1,576)	(340)

Balance, end of period	$3,685	$1,013

   Warranty
     The Company accrues for an estimated warranty cost upon shipment of products in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” Actual warranty costs incurred have not materially differed from those accrued. The Company’s warranty policy is effective for shipped products which are considered defective or fail to meet the product specifications. Warranty costs are reflected in the statement of operations as a cost of sales. A reconciliation of the changes in the Company’s warranty liability for the three months ending March 31, 2007 and April 1, 2006 follows:

	Three Months Ended
	March 31,	April 1,
(in thousands)	2007	2006
Balance, beginning of period	$866	$1,128
Warranty accrual acquired through acquisition	1,771	—
Accruals for warranties issued during the period	356	222
Settlements made in kind during the period	(657)	(344)

Balance, end of period	$2,336	$1,006

    Accounting for Uncertainty in Income Taxes
     Effective January 1, 2007, the Company adopted Financial Accounting Standards Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN

No. 48 on January 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date. As a result of the implementation of FIN No. 48, the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods. Upon adoption of FIN No. 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes did not change. The Company’s total amount of unrecognized tax benefits as of January 1, 2007 (adoption date) was $517,733. Of this amount, none would affect the Company’s effective tax rate if recognized.
3. Business Combination
     On January 16, 2007, the Company completed the acquisition of the aesthetics business from American Medical Systems, Inc. (“AMS”) and Laserscope, a wholly owned subsidiary of AMS pursuant to the terms of the Asset Purchase Agreement dated November 30, 2006 between AMS, Laserscope, and Iridex Corporation. These financial statements include the results of operations for the acquired business from the acquisition date.
     Iridex purchased the aesthetics business of former Laserscope from AMS due to its complementary fit with the existing Iridex laser business. Under the terms of the Asset Purchase Agreement, Iridex Corporation purchased the aesthetics business for the following consideration:

Cash paid on closing	$26,000
Issuance of common stock	2,014
Post Closing adjustment to purchase price	(675)
Acquisition costs	2,976

Total preliminary purchase price	$30,315

     Issuance of common stock included 213,435 shares of common stock valued at $9.43 per share.
     Acquisition costs include investment banking, legal and accounting fees, and other external costs directly related to the acquisition.
     The preliminary allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition as determined by management. These estimates are subject to further review by management upon completion of the audit of the aesthetics business of Laserscope for the year ended December 31, 2006. Independent valuation experts assisted the Company in determining the valuation of the intangible assets acquired. Further adjustments to these estimates may be included in the final allocation of the purchase price, if the adjustment is determined within the purchase allocation period (up to twelve months of the closing date). The excess of the purchase price over the tangible and identifiable assets acquired and liabilities assumed has been allocated to goodwill. The preliminary purchase price has been allocated as follows (in thousands):

Accounts Receivable	$5,309
Finished Goods Inventory	$2,691
Other current assets	$311
Property and equipment	$681
Intangible assets	$16,447
Deferred Revenue	$(1,870)
Accrued Warranty	$(1,771)
Accrued Liabilities	$(3,234)
Fair value of net assets acquired	$18,564
Goodwill	$11,751

Total preliminary purchase price	$30,315

     In addition, the Asset Purchase Agreement signed with AMS calls for a post-close adjustment mechanism which in effect allows for an adjustment to the final purchase price based upon the parties’ agreement to the final closing balance sheet and several other items. The Company has recorded $675,000 as due from AMS as an adjustment to the purchase price as determined under the terms of the asset purchase agreement. The Company has not reached an agreement with AMS regarding this post close adjustment, therefore, we expect there to be future adjustments to the balance sheet primarily associated with the amount owed to AMS and the amount of residual goodwill recorded related to this transaction. Included in our cash balance at March 31, 2007 is $3.9 million of cash owed to Laserscope for cash obtained through the acquisition of the foreign subsidiaries, but not included in the asset purchase agreement. This cash will be paid to Laserscope or netted against payments owed to the Company upon settlement of the post close balance sheet adjustment.
     The components of the Company’s intangible assets are as follows (in thousands):

			Gross		Net,
	Useful	Annual	Carrying	Accumulated	Carrying
Intangible Asset Acquired	Lives	Amortization	Value	Amortization	Value
Gemini Handset — Core Technology	10 Years	$299	$2,995	$61	$2,934
Gemini — Current Technology	4 Years	1,282	5,129	260	4,869
Other Products — Current Technology	1 Year	341	341	69	272
Accessories — Current Technology	4 Years	15	62	3	59
Services — Contractual Customer Relationships	10 Years	532	5,318	108	5,210
Contractual Distribution Agreement	5 Years	370	1,848	75	1,773
Trade Name	5 Years	151	754	30	724

		$2,990	$16,447	$606	$15,841

     Amortization for the technology related intangibles is being recorded in cost of goods sold and amortization for marketing related intangibles is being recorded in selling, general and administrative expense.
     Through this acquisition, the Company plans to increase its sales into the aesthetic laser market and augment its core ophthalmic business with enhanced revenue and marketing opportunities. These factors primarily contributed to a purchase price which resulted in the recording of goodwill. Goodwill of $11.8 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized but will instead be tested for impairment annually or more frequently if certain indicators are present.
     Estimated future amortization expense for purchased intangible assets from the acquisition is as follows:

2007	$2,849
2008	$2,666
2009	$2,649
2010	$2,649
2011	$1,413
Thereafter	$4,221

Total	$16,447

     The Company has agreed under a Product Supply Agreement with Laserscope to purchase at the end of such agreement, quantities of work-in-process, raw and packaging materials, or spare and replacement parts that have an aggregate book value determined in accordance with GAAP not to exceed $9.0 million. Pursuant to the Product Supply Agreement this ending inventory will be non-obsolete at the time of purchase and of a quality useable in manufacturing. The Company believes this commitment as defined will result in the acquisition of material useable in its ordinary course of business through the sale or servicing of aesthetic laser products. (Note 10)
     Supplemental pro forma information that discloses the results of operations for the current interim period and the prior year comparable period as though the business combination had been completed as of the beginning of the period being reported on is not available because the preparation of the financial statements of the acquired business are not complete.
4. Bank Borrowings
     On January 16, 2007, the Company entered into a Business Loan and Security Agreement with Mid-Peninsula Bank, part of Greater Bay Bank N.A. and Exim Bank. The Credit Agreement provides for an asset-based revolving line of credit of up to $6 million (the “Revolving Loans”) and a $6.0 million term loan (the “Term Loan”). Of the Revolving Loans, up to $3.0 million principal amount will be guaranteed by Exim Bank. The Company’s obligations under the Term Loans and the Revolving Loans are secured by a lien on substantially all of the Company’s assets. Interest on the Term Loan and the Revolving Loans is the prime rate as published in the Wall Street Journal, minus 0.5%. Indebtedness outstanding under the Term Loan and the Revolving Loan was $5.9 million and $5.2 million respectively at March 31, 2007. These facilities contain certain financial and other covenants, including the requirement for Iridex to maintain profitability on a quarterly basis, tangible net worth of $15.5 million, maintain unrestricted cash/marketable securities of $3 million and maintain a debt service ratio of 1.75 to 1.00 on an annual basis. At March 31, 2007, the Company was not in compliance with certain of the financial covenants contained in these agreements.
     On April 19, 2007, the Company and Mid-Peninsula Bank entered into amendments to each of the loan agreements. Pursuant to the Amendments, the Company agreed to deposit and maintain $3.8 million in cash in a segregated deposit account with Lender as collateral in support of the Term Loan and to restrict up to $2.2 million of the combined borrowing base from the Line of Credit in support of the Term Loan. The parties agreed to eliminate the requirement that the Company maintain a minimum of $3.0 million in aggregate domestic unrestricted cash or marketable securities. In addition, Lender increased the credit extended by Lender to the Company under the Exim Agreement from $3.0 to $5.0 million; however this increase only resulted in a potential increase in a guarantee by Exim Bank and did not impact the total borrowing availability under the line. In connection with the Amendments, Lender also agreed to a one-time waiver of certain financial covenants contained in the loan agreements for the quarter ended March 31, 2007. The Company does not expect to be in compliance with certain financial covenants contained in the amended loan agreements at the end of its second fiscal quarter ending June 30, 2007. In addition the Company is in violation of an affirmative covenant regarding the preparation and delivery of quarterly financial statements within 45 days of quarter end. In anticipation of this violation Mid-Peninsula Bank and Export-Import Bank on June 19, 2007 waived the default from our expected non-compliance at June 30, 2007 of the tangible net worth covenant, the minimum debt service ratio and the minimum income covenant. This waiver related only to the breach of financial covenants expected on June 30, 2007 and does not cover any subsequent breach, should one occur, of the financial covenants contained within the loan agreements.

     In the accompanying balance sheet, all debt under the five year term loan is classified as current portion of long-term debt due to the fact that a covenant violation has occurred at the balance sheet date or would have occurred absent a loan modification and it is probable that the Company will not be able to cure the default (comply with the covenant) at measurement dates that are within the next 12 months.
     In conjunction with the issuance of this debt, the Company incurred $0.1 million of debt issuance costs which have been capitalized and will be amortized on an effective interest basis over the term of the debt which is sixty months.
5. Inventories
     Inventories are stated at the lower of cost or market and include on-hand inventory, sales evaluation inventory and service loaner inventory. The Company includes evaluation units held for sales within inventories. The Company carries the evaluation units at cost less amortization over their estimated economic life of four years. Amortization related to evaluation units is recorded in cost of sales and reflects the physical deterioration, usage and obsolescence of the products. Proceeds from the sale of evaluation units are recorded as revenue and all costs incurred to refurbish a system prior to sale are charged to cost of sales.
     Cost is determined on a standard cost basis which approximates actual cost on a first-in, first-out (FIFO) method. Lower of cost or market is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory and are charged to cost of goods sold. Factors influencing these adjustments include changes in demand, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. Revisions to these adjustments would be required if these factors differ from our estimates. The components of inventories consist of the following:

	March 31,	December 30,
	2007	2006
Raw materials and work in progress	$5,455	$4,000
Finished goods	7,789	5,499

Total inventories	$13,244	$9,499

6. Contingencies
     Patent Litigation – On October 19, 2005, the Company filed a suit in the United States District Court for the Eastern District of Missouri against Synergetics, USA, Inc. for infringement of a patent. The Company later amended its complaint to assert infringement claims against Synergetics, Inc.; Synergetics USA, Inc. was dismissed from the suit. The Company alleged that Synergetics infringed the Company’s patent by making and selling infringing products, including its Quick Disconnect laser probes and its Quick Disconnect Laser Probe Adapter, and sought injunctive relief, monetary damages, treble damages, costs and attorneys’ fees. On April 25, 2006, Synergetics added the Company as a defendant to a then existing lawsuit in the US District Court for the Eastern District of Pennsylvania. In that litigation, Synergetics alleged that the Company infringed its patent on a disposable laser probe design.
     Trial in the Missouri litigation was scheduled to begin on April 16, 2007, however on April 6, 2007 the parties reached settlement on the claims. Under the terms of the settlement agreement, the parties agreed to terminate all legal proceedings between the parties and to a fully paid-up, royalty free, worldwide cross licensing of various patents between the two companies. In consideration of these licenses Synergetics agreed to pay the Company $6.5 million over a period of five years. The first payment of $2.5 million by Synergetics was received on April 16, 2007, followed with annual payments of $0.8 million on each April 16th until 2012.

     Management believes that claims which are pending or known to be threatened, will not have a material adverse effect on the Company’s financial position or results of operations and are adequately covered by the Company’s liability insurance. However, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.
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
     During the three months ended March 31, 2007 and April 1, 2006 options to purchase 2,306,529 and 2,131,304 shares of common stock at weighted average exercise prices of $6.55 and $5.70 per share, respectively, were not included in the computations of diluted net loss per common share because their effect was antidilutive. Additionally, for the three months ended March 31, 2007 and April 1, 2006 warrants to purchase 25,000 shares of common stock at an average exercise price of $6.07 were outstanding. These options and the warrants could dilute earnings per share in future periods.
8. Business Segments
     The Company operates in two reportable segments: the ophthalmology medical device segment and the aesthetics medical device segment. In each segment the Company develops, manufactures, markets and services medical devices. Our revenues arise from the sale of consoles, delivery devices, disposables and service and support activities.
     Information on reportable segments for the three months ended March 31, 2007 and April 1, 2006 is as follows (in thousands):

	Three Months Ended March 31, 2007			Three Months Ended April 1, 2006
	Ophthalmology	Aesthetics		Ophthalmology	Aesthetics
	Medical	Medical		Medical	Medical
	Devices	Devices	Total	Devices	Devices	Total
Sales	$7,189	$5,377	$12,566	$7,540	$1,303	$8,843
Direct cost of goods sold	2,144	2,835	4,979	2,529	683	3,212

Direct gross margin	5,045	2,542	7,587	5,011	620	5,631
Total unallocated indirect costs			(12,507)			(6,243)

Pre-tax income (loss)			$(4,920)			$(612)

     Indirect costs of manufacturing, research and development, and selling, general and administrative costs are not allocated to the segments.
     The Company’s assets and liabilities are not evaluated on a segment basis. Accordingly, no disclosure of segment assets and liabilities is provided.

9. Stock-based Compensation
   Stand-Alone Options
     In February 2007, the Compensation Committee of the Company’s Board of Directors approved the grant of 235,000 non-qualified stock options, outside of the Company’s existing stock plans, to a total of 54 new employees, both domestic and international, hired in connection with the Company’s recently completed acquisition of the assets of the aesthetics business of Laserscope. These options were granted as of February 28, 2007 at an exercise price of $10.06 per share.
     The following table shows the pre-tax stock-based compensation expense recognized during the quarter and included in the Consolidated Statements of Operations for the three month periods ended March 31, 2007 and April 1, 2006 (in thousands):

	Quarter Ended
	March 31,	December 30,
	2007	2006
Cost of sales	$26	$36
Research and development	62	48
Sales, general and administrative	268	373

	$356	$457

10. Subsequent Events
     On April 6, 2007, the Company reached settlement on the claims against Synergetics under a patent infringement action. This settlement resulted in the Company receiving payment from Synergetics of $2.5 million in April 2007 and subsequent annual payments of $0.8 million per year for the next five years.
     On May 23, 2007 Laserscope provided the Company with notice of material breach of the Product Supply Agreement as a result of the Company’s failure to timely pay invoices of approximately $2.7 million for finished goods inventory delivered by Laserscope to the Company under the Product Supply Agreement. As of June 27, 2007 the unpaid amount was equal to approximately $3.5 million, which consisted of amounts due under outstanding invoices plus accrued interest. As a result of this nonpayment, Laserscope is currently only selling product to the Company on a prepaid basis. Until the Company is able to bring Laserscope current on its payments under this Product Supply Agreement, Laserscope has the right to terminate the agreement which would result in all payments immediately becoming due and payable.
     On June 27, 2007, the Company entered into a letter agreement (the “Letter Agreement”) with Laserscope pursuant to which the parties agreed that beginning with the week of July 2, 2007, the Company will pay $400,000 per week to Laserscope against invoices outstanding under the Product Supply Agreement, plus accrued interest thereon and that the Company will pay all outstanding invoices in full, plus accrued interest, upon the earlier of (a) two (2) business days following the closing of an equity financing or (b) July 31, 2007. The parties further agreed that upon payment in full of all outstanding invoices, plus accrued interest in accordance with the Letter Agreement the Company will have cured the breach under the Product Supply Agreement. As long as the Company complies with its obligation to make payments to Laserscope in accordance with the Letter Agreement, Laserscope will ship service parts and products to the Company on a cash in advance or confirmed letter of credit basis. In exchange for the payment schedule outlined above, Laserscope has agreed that it will not exercise its right to terminate the Product Supply Agreement as a result of the material breach described in the May 23, 2007 letter from Laserscope to the Company. If the Company fails to comply in any respect with its obligation to make timely payments to

Laserscope in accordance with the Letter Agreement, Laserscope has the right to terminate the Product Supply Agreement immediately upon written notice to the Company with no additional notice period or opportunity to cure.
11. Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not believe that the adoption of the provisions of SFAS 159 will materially impact our consolidated financial position and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to levels of future sales and operating results; market acceptance of our products; expectations for future sales growth, generally, including expectations of additional sales from our new products and new applications of our existing products; our ability to integrate the newly acquired aesthetics business into our core business successfully and in a timely manner; the potential for production cost decreases and higher gross margins; our ability to develop and introduce new products through strategic alliances; our ability to reduce spending, including a reduction in the use of contractors and consultants and a reduction in legal fees; expectations of revenue from the settlement of litigation; levels of interest income and expense; general economic conditions; levels of international sales and our current liquidity, ability to obtain additional financing and impact of concern regarding our ability to continue as a going concern and effects of recent accounting pronouncements on our financial position. In some cases, forward-looking statements can be identified by terminology, such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including as a result of the factors set forth under “Factors That May Affect Future Operating Results” and other risks detailed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2007 and detailed from time to time in our reports filed with the Securities and Exchange Commission. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report on Form 10-Q. We undertake no obligation to update such forward-looking statements to reflect events or circumstances occurring after the date of this report.
Overview
     IRIDEX Corporation is a leading worldwide provider of therapeutic based laser systems and delivery devices used to treat eye diseases in ophthalmology and skin conditions in aesthetics. Our products are sold in the United States predominantly through a direct sales force and internationally through 95 independent distributors into 107 countries.
     Our revenues arise from the sale of our IRIS Medical OcuLight Systems, IQ810 lasers, VariLite, DioLite 532 systems, delivery devices, disposables and revenues from service and support activities. Our current family of OcuLight systems includes the IRIS Medical OcuLight Symphony, OcuLight SL, OcuLight SLx, OcuLight TX, OcuLight GL and OcuLight GLx laser photocoagulation systems as well as the IQ810 laser. We also produce the Millennium Endolase module which is sold exclusively to Bausch & Lomb and incorporated into their Millennium Microsurgical System.
     In January 2007, the Company acquired Laserscope’s aesthetics business including its subsidiaries in France and the United Kingdom (UK) from American Medical Systems Holdings (AMS). Laserscope aesthetic treatments encompass minimally invasive surgical treatments for hair removal, leg vein treatments, wrinkle removal, acne damage, sun damage and skin rejuvenation. These procedures are usually not performed in an operating room and are therefore paid for by patients without the assistance of any insurance or Medicare reimbursement. Laserscope’s aesthetic products include the Gemini™ Laser System, Venus-i™ Laser Systems, Lyra-i™ Laser System, Aura-i™ Laser System featuring StarPulse™ and Solis IPL System. Lasersope’s delivery devices VersaStat i SmartScan Plus, SmartScan™ , CoolSpot™ , Dermastats™ and MicronSpot™ Dermastats.

     We believe that our future growth in revenue will be based upon the successful implementation of our strategy in these areas: 1) leveraging our core business and increasing recurring revenues, 2) broadening our product lines through product innovation, and 3) successfully integrating the newly acquired aesthetics business into our core Iridex laser business.
Results of Operations
     The following table sets forth certain operating data as a percentage of sales for the periods included.

	Three Months Ended
	March 31,	April 1,
	2007	2006
Sales	100.0%	100.0%
Cost of Sales	58.5%	51.8%

Gross Profit	41.5%	48.2%

Operating Expenses:
Research and development	13.8%	12.7%
Sales, general and administrative	65.8%	44.4%

Total operating expenses	79.6%	57.1%

Loss from operations	(38.1)%	(8.9)%
Interest and other expense, net	(1.0)%	2.0%

Loss before income taxes	(39.1)%	(6.9)%
Benefit from income taxes	0.0%	3.5%

Net loss	(39.1)%	(3.4)%

     The following table sets forth for the periods indicated the amount of sales for our operating segments and sales as a percentage of total sales of medical devices for the ophthalmology and aesthetics segments.

	Three Months Ended
	March 31, 2007		April 1, 2006
		Percentage of		Percentage of
	Amount	total sales	Amount	total sales
Domestic	$6,675	53.1%	$5,130	58.0%
International	5,891	46.9%	3,713	42.0%

Total	12,566	100.0%	8,843	100.0%

Ophthalmology:
Domestic	4,007	31.9%	4,094	46.3%
International	3,182	25.3%	3,446	39.0%

Total	7,189	57.2%	7,540	85.3%

Aesthetics:
Domestic	2,668	21.2%	1,036	11.7%
International	2,709	21.6%	267	3.0%

Total	$5,377	42.8%	$1,303	14.7%

   Ophthalmology and Aesthetics Sales Overview:
     We manage and evaluate our business in two segments – ophthalmology medical devices and aesthetic medical devices. We further break down these segments by geography—Domestic (United States) and International (the rest of the world). In addition, within ophthalmology, we review trends by laser system sales (laser boxes and delivery devices) and recurring sales (single use disposable probes, EndoProbes.) The newly acquired Laserscope aesthetics business is included in the aesthetic segments.

     Total sales increased by 42.1% to $12.6 million for the three months ended March 31, 2007 from $8.8 million for the three months ended April 1, 2006. Domestic sales, which represented 53.1% of total sales, increased 30.1% to $6.7 million for the three month period ended March 31, 2007 from $5.1 million for the three months ended April 1, 2006. The increase in domestic sales was the result of a $0.7 million increase in domestic aesthetic revenue and a $1.1 million increase in domestic service revenue largely attributable to the newly acquired Laserscope business offset by a $0.2 million decrease in domestic ophthalmology revenue. International sales, which represented 46.9% of total sales, increased 58.7% to $5.9 million for the three month period ended March 31, 2007 from $3.7 million for the three months ended April 1, 2006. The increase in international sales was the result of a $2.4 million increase in international aesthetic revenue and a $0.1 million increase in international service revenue largely attributable to the newly acquired Laserscope aesthetics business offset by a $0.3 million decrease in international ophthalmology revenue.
Ophthalmology Sales
     Ophthalmology sales decreased 4.6% to $7.2 million for the three month period ended March 31, 2007 from $7.5 million for the three months ended April 1, 2006. For the three month period ended March 31, 2007, domestic ophthalmology sales decreased 2.1% to $4.0 million from $4.1 million for the three months ended April 1, 2006, primarily as a result of a $0.3 million decrease in OEM business. International ophthalmology sales for the three month period ended March 31, 2007 decreased 7.7% to $3.2 million, from $3.4 million for the three months ended April 1, 2006. The decrease in international ophthalmology sales during the period was due to a $0.3 million decrease in laser console sales offset by a $0.1 million increase in sales of recurring disposable probes.
Aesthetic Sales
     Aesthetic sales increased $4.1 million from $1.3 million for the three month period ended April 1, 2006 to $5.4 million for the three month period ended March 31, 2007. Domestic aesthetic sales increased to $2.7 million for the three month period ended March 31, 2007 from $1.0 million for the three month period ended April 1, 2006. International aesthetic sales increased $2.4 million from $0.3 million for the three month period ended April 1, 2006 to $2.8 million for the three month period ended March 31, 2007. The increase in aesthetic revenue was due to the addition of the newly acquired Laserscope business.
Gross Margin
     Gross profit increased by $0.9 million to $5.2 million for the three months ended March 31, 2007 compared to $4.3 million for the three months ended April 1, 2006. Gross profit as a percentage of sales for the three months ended March 31, 2007 decreased to 41.5% from 48.2% for the comparable prior year three month period. The total 6.7% decrease in gross profit as a percentage of sales during this period resulted from a 3.3% increase in overhead spending combined with a 3.7% increase in direct costs which included amortization expense of recently acquired intangible assets related to product technology. The overhead spending was primarily the result of increased expenses for the newly acquired field service organization, and increased spending related to manufacturing integration activities. Direct cost margins were unfavorably impacted by the higher mix of international aesthetic sales which typically generate lower average selling prices. Margins for our ophthalmic Iridex products improved slightly compared to prior year levels.
     Our immediate margin improvement efforts are focused on achieving planned manufacturing cost efficiencies from integration of the Laserscope products with existing manufacturing capacity. Integration is expected to be completed by the end of the current fiscal year. In addition we are working to streamline the structure and efficiency of the newly acquired field service business. Overall, gross margins as a percentage of sales will continue to fluctuate due to the product mix of sales, costs associated with future product introductions, changes in the relative proportions of domestic and international sales, and a variety of other factors. See “—Factors That May Affect Future Results—Our Operating Results May Fluctuate from Quarter to Quarter and Year to Year.”
Research and Development
     Research and development includes the cost of research and product innovation efforts. Research and product innovation expenses increased by 54.2% to $1.7 million, or 13.7% of net sales, in the first quarter of 2007 from $1.1 million, or 12.7% of net sales, in the first quarter of 2006. The increase in spending in the first quarter of 2007 in comparison to the first quarter of 2006 related to $0.4 million in increased salary expense associated with increased headcount and increased consultant and project spending of $0.2 million associated with increased development efforts. R&D spending is targeted to approximate 9.0% of net sales in our planned business model.
Selling, General and Administrative
     Selling, general and administrative expense increased in the first quarter of 2007 by $4.3 million to $8.3 million or 65.8% of net sales from $3.9 million or 44.4% of net sales in the first quarter of 2006. The increase related primarily to higher salary due to increased headcount and associated selling expenses of $0.8 million, $0.7 million for increased marketing headcount and aesthetics related marketing programs and $0.8 million of expense incurred in the two acquired Laserscope entities in the France and the United Kingdom. In addition general and administrative expense increased $1.6 million due to an increase in legal fees of $0.8 million in support of litigation, increased accounting fees of $0.3 million and increased spending on consultants and contractors of $0.3 million hired in support of the Laserscope integration activities, and $0.2 million of amortization expense associated with marketing intangibles. We are planning to reduce the overall level of selling, general and administrative spending in future quarters through reduced spending programs, a reduction in the use of consultants and contractors and a reduction in legal expense due to the settlement of the Synergetics litigation.
   Amortization of purchased intangibles
     In the first quarter of 2007, we completed the acquisition of the aesthetics business from Laserscope. Amortization of intangible assets acquired from Laserscope was $0.6 million recorded in the first quarter of 2007. $0.4 million of this total was allocated to cost of goods sold since it relates to product technology intangibles. The remaining $0.2 million of marketing amortization expense is recorded in selling, general and administrative expenses. We expect quarterly amortization expense of $0.5 million to be recorded in cost of goods sold and $0.3 million of amortization expense to be recorded in selling, general and administrative expenses for each of the remaining three quarters in 2007.
Interest and Other (expense) income, net.
     For the three months ended March 30, 2007 amounts included in Interest and Other Expense, net consisted of interest expense of $0.1 million on newly acquired debt. For the three months ended April 1, 2006 other income was $0.2 million and consisted of interest income on available for sale securities. We do not expect to earn interest income in the near future and instead expect to incur interest expense related to our new credit facility.

Income Taxes
     Significant components affecting the effective tax rate include pre-tax net income or loss, changes in valuation allowance, federal and state R&D tax credits, income from tax-exempt securities, the state composite tax rate and recognition of certain deferred tax assets subject to valuation allowance. The effective income tax rate for the three month period ending April 1, 2006 was 50.5%. The change in the effective tax rate was driven primarily by the accounting for certain benefits associated with stock compensation expense commencing in 2006. In 2007 we do not anticipate recording a tax provision until we determine it is appropriate to revise the valuation allowance.
Liquidity and Capital Resources
     The Company does not expect that current cash and cash equivalents, cash flow expected to be generated from operations and available credit facilities, if any, will be sufficient to meet the Company’s planned operating requirements for the next twelve months.
     Generally, the Company’s principal sources of liquidity are cash from operations and borrowings under our credit facility. As of March 31, 2007 we had $9.5 million of cash and cash equivalents. Our cash and cash equivalents decreased by $11.5 million during the three months ended March 31, 2007. This decrease is due to acquisition related payments, partially offset by financing activities. In the first three months of 2007, cash provided by operations was $1.2 million. Significant changes in working capital accounts, net of amounts related to the acquisition were:
•	a $1.7 million decrease in accounts receivable;

•	a $1.3 million increase in inventory;

•	a $3.6 million increase in accounts payable, and

•	a $0.9 million increase in accrued expenses.
     The Company generated positive cash flow from operations despite the $4.9 million loss for the quarter due to non-cash charges of approximately $1.15 million and increases in accounts payable and accruals of $4.9 million. In future periods as accounts payable and accruals are reduced, cash flow from operations will be reduced.
     In the first three months of 2007, cash flow used in investing activities was $24.4 million primarily related to the acquisition of the aesthetics business of Laserscope. In the first three months of 2007, cash flows from financing activities included proceeds from the issuance of common stock under our equity based stock compensation plans of $0.7 million and $11.9 million of cash from the draw-down of our current credit facility. Included in our cash balance at March 31, 2007 is $4.0 million of cash owed to Laserscope for cash obtained through the acquisition of the foreign subsidiaries, but not included in the asset purchase agreement. This cash will be paid to Laserscope or netted against payments owed to the Company upon settlement of the post close balance sheet adjustment.
     The Company has agreed under a product supply agreement (the “Product Supply Agreement”) with Laserscope to purchase at the end of such agreement, quantities of work-in-process, raw and packaging materials, or spare and replacement parts that have an aggregate book value determined in accordance with GAAP not to exceed $9.0 million. Pursuant to the Product Supply Agreement this ending inventory will be non-obsolete and of a quality useable in manufacturing. The Company believes this commitment as defined will result in the acquisition of material useable in its ordinary course of business through the sale or servicing of aesthetic laser products.
     We are currently not able to make payments on all of our outstanding obligations as they come due, including obligations of approximately $3.5 million, which consists of amounts due under outstanding invoices plus accrued interest owed to Laserscope pursuant to the Product Supply Agreement. On June 27, 2007, the Company entered into a letter agreement (the “Letter Agreement”) with Laserscope pursuant to which the parties agreed that beginning with the week of July 2, 2007, the Company will pay $400,000 per week to Laserscope against invoices outstanding under the Product Supply Agreement, plus accrued interest thereon and that the Company will pay all outstanding invoices in full, plus accrued interest, upon the earlier of (a) two business days following the close of a equity financing or (b) July 31, 2007. The parties further agreed that upon payment in full of all outstanding invoices, plus accrued interest in accordance with the Letter Agreement, the Company will have cured the breach under the Product Supply Agreement. As long as the Company complies with its obligation to make payments to Laserscope in accordance with the Letter Agreement, Laserscope will ship service parts and products to the Company on a cash in advance or confirmed letter of credit basis. In exchange for the payment schedule outlined above Laserscope has agreed it will not exercise its right to terminate the Product Supply Agreement as a result of the material breach described in the May 23, 2007 letter from Laserscope to the Company. If the Company fails to comply in any respect with its obligation to make timely payments to Laserscope in accordance with the Letter Agreement, Laserscope has the right to terminate the Product Supply Agreement immediately upon written notice to the Company with no additional notice period or opportunity to cure.
     In April 2007, we received $2.5 million from Synergetics in settlement of a patent infringement claim and expect to receive subsequent annual payments of $0.8 million per year for the next five years.
     The Company expects that for the second fiscal quarter ending June 30, 2007 the Company will not be able to satisfy certain restrictive financial covenants contained in its credit facilities with Mid-Peninsula Bank and Exim Bank. In anticipation of this violation Mid-Peninsula Bank and Export-Import Bank on June 19, 2007 waived the default from our expected non-compliance at June 30, 2007 of the tangible net worth covenant, the minimum debt service ratio and the minimum income covenant. This waiver relates only to the breach of financial covenants expected on June 30, 2007 and does not cover any subsequent breach, should one occur, of the financial covenants contained within the loan agreements. The Company has modified planned operations in order to increase cash flows from operations, and intends to raise additional capital through equity or debt financing in order to enhance liquidity. However, there can be no assurances that the Company will be successful in these efforts or that any additional capital raised through debt or equity financings will be available on favorable terms or at all.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not believe that the adoption of the provisions of SFAS 159 will materially impact our consolidated financial position and results of operations.
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
     Interest Rate Risk. We are subject to interest rate risks on cash and cash equivalents, our current credit facility and any future financing requirements.

Qualitative Disclosures
Interest Rate Risk.
     Our primary interest rate risk exposures for the periods covered by this report relate to the impact of interest rate movements on our ability to obtain adequate financing to fund future operations.
Currency Rate Risk.
     Historically, we have denominated our sales both domestically and internationally in US dollars. With the acquisition of the Laserscope aesthetics business we have acquired two foreign subsidiaries that make sales and incur the majority of their expenses in their local currencies. These subsidiaries operate in France and the United Kingston and their currencies are the Euro and Pounds Sterling respectively. Monthly income and expense from these operations are translated using average rates and balance sheets are translated using month end rates. Differences are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss) or to the statement of operations, as applicable. As our revenues denominated in currencies other than the dollar increase, we have an increased exposure to foreign currency rate risk. Based on our overall exposure for foreign currency at March 31, 2007, a hypothetical 10% change in foreign currency rates would not have a material impact on our net sales and operating expenses. We may elect to mitigate this rate risk, in part or in whole, through the purchase of forward currency contracts.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     Our management evaluated, with the participation of our Chief Executive Officer (CEO) and its Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13A-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “‘34 Act”), as of the end of the period covered by this report. Based on that evaluation and as a result of the material weakness in our internal controls over financial reporting discussed below, the CEO and CFO concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.
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
     A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management determined that the following control deficiencies constitute a material weakness in our internal control over financial reporting as of March 31, 2007.

     In connection with the annual audit of our financial statements as of December 30, 2006, our independent registered public accounting firm communicated to our management and the Audit Committee of the Board of Directors that they had identified a control deficiency that existed in the design or operation of our internal controls over financial reporting that they considered to be a material weakness, because the control deficiency resulted in more than a remote likelihood that a material misstatement could occur in our annual financial statements and not be prevented or detected. Specifically, the material weakness identified by our independent accountants relates to a failure to maintain adequate period-end review procedures to ensure the completeness and accuracy of certain journal entries impacting general ledger accounts. As a result, an error in a system generated custom inventory report and errors in two key spreadsheets related to warranty and deferred revenue resulted in incorrect entries being recorded to the financial statements which were not identified and corrected by management in a timely manner.
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
     We began implementing certain corrective actions relating to our period-end review procedures subsequent to the three month period covered by this Quarterly Report on Form 10-Q. We believe that once all of these corrective actions are implemented, including the enhancement of the capabilities of the finance function, the material weaknesses that were identified will be mitigated.
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
(b) Changes in Internal Controls
     There were changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These changes relate to the acquisition of two foreign subsidiaries operating in the countries of France and the United Kingdom. We are in the process of integrating these foreign subsidiaries which have internal control and disclosure procedures that were not designed or maintained for public company reporting. We will focus our efforts on improving their internal control over financial reporting during the remainder of this year.
     During February 2007, the Company enhanced the current capabilities of the Company’s finance function by adding a new Chief Financial Officer.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Patent Litigation – On October 19, 2005, the Company filed a suit in the United States District Court for the Eastern District of Missouri against Synergetics, USA, Inc. for infringement of a patent. The Company later amended its complaint to assert infringement claims against Synergetics, Inc.; Synergetics USA, Inc. was dismissed from the suit. The Company alleged that Synergetics infringed the Company’s patent by making and selling infringing products, including its Quick Disconnect laser probes and its Quick Disconnect Laser Probe Adapter, and sought injunctive relief, monetary damages, treble damages, costs and attorneys’ fees. . On April 25, 2006, Synergetics added the Company as a defendant to a then existing lawsuit in the US District Court for the Eastern District of Pennsylvania. In that litigation, Synergetics alleged that the Company infringed its patent on a disposable laser probe design.
     Trial in the Missouri litigation was scheduled to begin on April 16, 2007, however on April 6, 2007 the parties reached settlement on the claims. Under the terms of the settlement agreement, the parties agreed to terminate all legal proceedings between the parties and to a fully paid-up, royalty free, worldwide cross licensing of various patents between the two companies. In consideration of these licenses Synergetics agreed to pay the Company $6.5 million over a period of five years. The first payment of $2.5 million by Synergetics was paid on April 16, 2007, followed with annual payments of $0.8 million on each April 16th until 2012.
     Management believes that claims which are pending or known to be threatened, will not have a material adverse effect on the Company’s financial position or results of operations and are adequately covered by the Company’s liability insurance. However, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.
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
     We do not believe that our current liquidity and capital resources will be sufficient to meet our currently planned operating requirements for the next 12 months and we may not be able to comply with the restrictive covenants contained in our loan agreements with Mid-Peninsula Bank, part of Greater Bay Bank N.A., and the Export-Import Bank, despite recent amendments to such loan agreements.
     We do not believe that our current liquidity and capital resources, cash expected to be generated from operations and our ability to draw-down on our credit facilities, if at all, will be sufficient to meet our currently planned operating requirements for the next 12 months. Our concerns about our ability to satisfy our liquidity requirements over the next 12 months are primarily a result of our current operating performance relative to plan, as well as our continuing losses, negative cash flows and current liquidity in relation to future obligations, including our obligations to make payments to Laserscope under the Product Supply Agreement including currently outstanding invoices of approximately $3.5 million and up to $9.0 million for raw material and work in process inventory payable upon termination of the Product Supply Agreement and our inability to satisfy certain covenants under our loan agreement with Mid-Peninsula Bank, part of Greater Bay Bank N.A., and the Export-Import Bank (the “Lenders”) as of June 30, 2007 and our potential inability to satisfy the covenants contained in these agreements, as amended, in the future.
     Our recent and current operating performance has not met our expectations, primarily as a result of our inability to realize the full benefits of the acquisition of the aesthetics business of Laserscope in our previously anticipated time frame, as well as recent negative cash flows from operations. In particular, revenues from the aesthetics business have been below our expectations. Our ability to realize the potential benefits of the acquisition will depend, in part, on our ability to integrate the aesthetics business. As expected, our efforts towards integrating the aesthetics business of Laserscope has and will continue to take a significant amount of time and place a significant strain on our managerial, operational and financial resources, and may continue to be more difficult and expensive than originally anticipated. This continued diversion of our management’s attention and any additional delays or difficulties encountered in connection with the integration of the aesthetics business could harm our operating results and increase the difficulty of our being able to satisfy our liquidity requirements.
     In addition, as of March 31, 2007, we were not able to satisfy certain restrictive covenants contained in our credit facilities with the Lenders. On April 19, 2007, we entered into amendments with the Lenders pursuant to which, (i) we agreed to deposit and maintain $3.8 million in cash in a segregated deposit account with the Lenders as collateral in support of our term loan and to restrict up to $2.2 million of the combined borrowing base from our line of credit in support of the term loan, and (ii) the parties agreed to eliminate the requirement that we maintain a minimum of $3.0 million in aggregate domestic unrestricted cash or marketable securities. The Lenders also agreed to increase the credit extended to the Company under the agreement with the Export-Import Bank from $3.0 to $5.0 million. In connection with these amendments, Mid-Peninsula Bank agreed to a one-time waiver of certain financial covenants contained in the loan agreements with the Mid-Peninsula Bank. This one-time waiver does not apply to any other potential future breaches of any of the financial covenants by the Company contained in the agreements with the Lenders. Compliance with the financial covenants for which such waiver was obtained is evaluated on a quarterly basis and the Lenders may not be willing to grant additional waivers if we fail to comply with restrictive covenants in the future.
     If we default on these credit facilities and the Lenders exercise their remedies, this will further contribute to the difficulties we expect to face in meeting our liquidity requirements over the next 12 months. Our obligations under these credit facilities are secured by a lien on substantially all of the Company’s assets. We currently have drawn down $11.1 million under this credit facility which is the full amount currently available, and, given our current financial status, we currently do not expect to be able to satisfy the restrictive covenants relating to these facilities as of June 30, 2007. In the event of default by the Company with the covenants under these facilities, the Lenders would be entitled to exercise their remedies, which include declaring all obligations immediately due and payable and disposing of the collateral if obligations were not paid. Although we entered into amendments to the loan agreements with the Lenders in order to enhance our ability to comply with the restrictive covenants contained therein, we cannot assure you that will be able to comply with these covenants in the future and do not expect to be in compliance as of the end of the fiscal quarter ending June 30, 2007. In anticipation of this violation Mid-Peninsula Bank and Export-Import Bank on June 19, 2007 waived the default from our expected non-compliance at June 30, 2007 of the tangible net worth covenant, the minimum debt service ratio and the minimum income covenant. This waiver related only to the breach of financial covenants expected on June 30, 2007 and does not cover any subsequent breach should one occur, of the financial covenants contained within the loan agreements. See Note 4 of Notes to Consolidated Financial Statements in Item 1 of Part I of this report for more information regarding these credit facilities.

     We are not currently able to make payments on all of our outstanding obligations as they come due, including obligations of approximately $3.5 million currently owed to Laserscope as of June 27, 2007 pursuant to the Product Supply Agreement we entered into with Laserscope in connection with the acquisition of the aesthetics business of Laserscope. On May 23, 2007 Laserscope provided the Company with notice of material breach of the Product Supply Agreement as a result of the Company’s failure to timely pay invoices of approximately $2.7 million for finished goods inventory delivered to the company under the agreement. On June 27, 2007, the Company entered into a letter agreement (the “Letter Agreement”) with Laserscope pursuant to which the parties agreed that beginning with the week of July 2, 2007, the Company will pay $400,000 per week to Laserscope against invoices outstanding under the Product Supply Agreement, plus accrued interest thereon and that the Company will pay all outstanding invoices in full, plus accrued interest, upon the earlier of (a) two (2) business days following the closing of an equity financing or (b) July 31, 2007. The parties further agreed that (i) upon payment in full of all outstanding invoices, plus accrued interest in accordance with the Letter Agreement the Company will have cured the breach under the Product Supply Agreement, (ii) for so long as the Company complies with its obligation to make payments to Laserscope in accordance with the Letter Agreement, Laserscope will ship service parts and products to the Company only on a cash in advance or confirmed letter of credit basis, and (iii) after the Company has paid in full all outstanding invoices, plus accrued interest, in accordance with the Letter Agreement, Laserscope will ship service parts and products to the Company under the Product Supply Agreement only on a cash in advance or confirmed letter of credit basis for the remaining term of the Product Supply Agreement. In exchange for the Company’s agreements under the Letter Agreement, Laserscope agreed that for so long as the Company complies with its obligation to make payments to Laserscope in accordance with the Letter Agreement, Laserscope will not exercise its right to terminate the Product Supply Agreement as a result of the material breach described in the May 23, 2007 letter from Laserscope to the Company. If the Company fails to comply in any respect with its obligation to make timely payments to Laserscope in accordance with the Letter Agreement, Laserscope has the right to terminate the Product Supply Agreement immediately upon written notice to the Company with no additional notice period or opportunity to cure.
     In order to address our liquidity issues, we plan to, among other things: (i) work towards integrating the aesthetics business as quickly and efficiently as possible and maximizing the potential benefits that may be realized from the acquisition, (ii) modify our planned operations in order to increase our cash flows from operations, (iii) seek to further restructure or replace our current credit facilities, and (iv) raise additional capital through equity or debt financing in order to enhance our liquidity.
     We cannot assure you that we will be successful in these efforts or that any additional capital raised through debt or equity financings will be available on favorable terms or at all or that any additional capital raised will be sufficient to address our liquidity or capital resources needs. If we are unsuccessful in these efforts, we may have to suspend or cease operations or significantly dilute our stockholders’ equity holdings.
     We Have More Indebtedness and Fewer Liquid Resources After the Acquisition of the Aesthetics Business of Laserscope, Which Could Adversely Affect Our Cash Flows and Business.
     In order to complete the acquisition, we entered into financing arrangements that provide for a $6 million term loan and a revolving credit line of up to $6 million. We had no debt outstanding at December 30, 2006. We had $12 million outstanding on January 17, 2007 when the acquisition of the aesthetics business of Laserscope was consummated. We also used the majority of our liquid resources to finance the acquisition of the aesthetics business of Laserscope. Upon the transfer of the manufacturing of the Laserscope products from Laserscope to us, we are required to purchase up to $9 million of raw materials inventory from Laserscope. As a result of the increase in debt, demands on our cash resources have increased following the completion of the acquisition. The increased levels of debt could, among other things:
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
     As a result of the above, we are currently unable to satisfy certain restrictive financial covenants contained in our loan agreements and may not be able to do so in the future. In the event of default by the Company with the covenants under these facilities, the Lenders would be entitled to exercise their remedies which would include declaring all obligations immediately due and payable and disposing of the collateral if obligations were not paid.
     Our Loan Agreements Contain Covenant Restrictions that May Limit Our Ability to Operate Our Business and To Service Our Indebtedness, We Will Require a Significant Amount of Cash. Our Ability to Generate Cash Flow Depends on Many Factors Beyond Our Control.
     Our ability to meet our payment and other obligations under our debt depends on our ability to generate significant cash flows in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure holders that our business will generate cash flow from operations, or that future borrowings will be available to us under our credit facilities or otherwise, in an amount sufficient to enable us to meet our payment obligations under our debt and to fund other liquidity needs. Our loan agreements contain covenant restrictions that may limit our ability to operate our business. As discussed above, we are currently unable to satisfy certain restrictive financial covenants contained in our loan agreements and may not be able to do so in the future. In the event of default by the Company with the covenants under these facilities, the Lenders would be entitled to exercise their remedies which would include declaring all obligations immediately due and payable and disposing of the collateral if obligations were not paid.

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
     On January 16, 2007, we completed our acquisition of the aesthetics business of Laserscope (the “Aesthetics Business”), a wholly-owned subsidiary of American Medical Systems Holdings, Inc. Our ability to realize the anticipated benefits of the acquisition will depend, in part, on our ability to integrate the Aesthetics Business with our business. Integrating the Aesthetics Business may be expensive and time-consuming and we may not be able to successfully do so. Integration efforts often take a significant amount of time, place a significant strain on managerial, operational and financial resources and can prove to be more difficult or expensive than predicted. The diversion of our management’s attention and any delay or difficulties encountered in connection with the pending acquisition of the Aesthetics Business could result in the disruption of our on-going business or inconsistencies in standards, controls, procedures and policies that could negatively affect our ability to maintain relationships with customers, suppliers, collaborators, employees and others with whom we have business dealings. These disruptions could harm our operating results. Further, the following specific factors may adversely affect our ability to integrate the Aesthetics Business:
•	coordinating marketing functions;

•	transferring of the manufacturing of the Laserscope products to the Company;

•	unanticipated issues in integrating information, communications and other systems;

•	unanticipated incompatibility of purchasing, logistics, marketing and administration methods;

•	greater than anticipated liabilities;

•	retaining key employees, including members of our aesthetics sales force;

•	consolidating corporate and administrative infrastructures;

•	the diversion of management’s attention from ongoing business concerns;

•	coordinating our current product and process development efforts with those of the Aesthetics Business in a way which permits us to bring future new products to the market in a timely and cost-effective manner; and

•	coordinating geographically separate organizations.
     We cannot assure you that the combination of the Aesthetics Business with our business will result in the realization of the full benefits anticipated from the acquisition.
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

     As discussed above, we are currently in breach of our Product Supply Agreement with Laserscope and on June 27, 2007 we entered into a letter agreement with Laserscope relating to this breach. Pursuant to this letter agreement, Laserscope agreed to not terminated the Product Supply Agreement so long as we pay $400,000 per week to Laserscope against invoices outstanding under the Product Supply Agreement, plus accrued interest thereon and pay all outstanding invoices in full, plus accrued interest, upon the earlier of (a) two (2) business days following the closing of an equity financing or (b) July 31, 2007. If we fail to make these scheduled payments and are unable to bring Laserscope current on the payments we owe to them under the Product Supply Agreement, Laserscope has the right to terminate the agreement which would result in all payments immediately becoming due and payable, including the final payment for raw material and work in process inventory, which could require us to pay up to $9.0 million for such raw materials and work in process inventory in addition to any other outstanding amounts we owe to Laserscope.
     Failure to Remediate the Material Weaknesses in Our Disclosure Controls and Procedures in a Timely Manner, or at All, Could Harm Our Operating Results or Cause Us to Fail to Meet Our Regulatory or Reporting Obligations.
     We evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and, based on this evaluation, management concluded that our disclosure controls and procedures were not effective because of the material weaknesses detailed in Item 4 of Part I of this Quarterly Report on Form 10-Q.
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
     We are subject to a number of requirements, including the reporting requirements of the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002. Beginning with our fiscal year ending December 29, 2007 we will be required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act which will require management to perform an assessment of internal control over financial reporting. These requirements might place a strain on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, our management’s attention might be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, and operating results. In addition, we might need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and we might not be able to do so in a timely fashion.

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
     We currently market visible and infrared light therapeutic-based photocoagulator medical laser systems and delivery devices to the ophthalmology and aesthetics markets. We believe that continued and increased sales, if any, of these medical laser systems is dependent upon a number of factors including the following:
•	acceptance of product performance, features, ease of use, scalability and durability;

•	acceptance of the company’s new marketing programs;

•	recommendations and opinions by ophthalmologists, dermatologists, plastic surgeons, other clinicians and their associated opinion leaders;

•	clinical study outcomes;

•	price of our products and prices of competing products and technologies;

•	availability of competing products, technologies and alternative treatments; and

•	level of reimbursement for treatments administered with our products.
     In addition, we derive a meaningful portion of our sales from recurring revenues including disposable laser probes, EndoProbes and service. Our ability to increase recurring revenues from the sale of EndoProbes will depend primarily upon the features of our current products and product innovation, ease of use and prices of our products, including the relationship to prices of competing delivery devices. The level of service revenues will depend on our quality of care, responsiveness and the willingness of our customers to request and utilize our products and services rather than purchase competing products or services. Any significant decline in market acceptance of our products or our revenues derived from the sales of laser consoles, delivery devices or services may have a material adverse effect on our business, results of operations and financial condition.
     If There is Not Sufficient Demand for the Procedures Performed with Our Products, Practitioner Demand for Our Products Could be Inhibited, Resulting in Unfavorable Operating Results and Reduced Growth Potential.
     Continued expansion of the global market for laser- and other light-based aesthetic procedures is a material assumption of our growth strategy. Most procedures performed using our products are elective procedures not reimbursable through government or private health insurance, and the costs of such procedures are borne by the patient. The decision to utilize our products may therefore be influenced by a number of factors, including:
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
     The clinical trials required to obtain regulatory approvals for our products are complex and expensive and their outcomes are uncertain. We incur expense for, and devote time to, clinical trials but cannot be certain that the trials will ever result in the commercial sale of a product. We may suffer significant setbacks in clinical trials, even after earlier clinical trials showed promising results. Any of our products may produce undesirable side effects that could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a product candidate. We, the FDA, or another regulatory authority may suspend or terminate clinical trials at any time if they or we believe the trial participants face unacceptable health risks.
     We Face Strong Competition in Our Markets and Expect the Level of Competition to Grow in the Foreseeable Future.
     Competition in the market for devices used for ophthalmic and aesthetic treatment procedures is intense and is expected to increase. Our competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. Our principal competitors in ophthalmology are Lumenis Ltd., Nidek, Carl Zeiss, Inc., Alcon, and Synergetics, Inc. Most of these companies currently offer a competitive semiconductor-based laser system in ophthalmology. Also within ophthalmology pharmaceutical alternative treatments for AMD such as Visudyne (Novartis), Macugen (OSI Pharmaceuticals) and Lucentis (Genentech) compete rigorously with traditional laser procedures. Our principal competitors in aesthetic are Palomar Technologies, Candela Corporation, Cutera Inc., Cynosure Inc. and Lumenis Ltd. Some competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. Some companies also have greater name recognition than we do and long-standing customer relationships. In addition to other companies that manufacture photocoagulators, we compete with pharmaceuticals, other technologies and other surgical techniques. Medical companies, academic and research institutions, or others, may develop new technologies or therapies that are more effective in treating conditions targeted by us or are less expensive than our current or future products. Any such developments could have a material adverse effect on our business, financial condition and results of operations.
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
     We Depend on Sales of Our Ophthalmology Products for a Significant Portion of Our Operating Results.
     We derive, and expect to continue to derive, a large portion of our revenue and profits from sales of our ophthalmology products. For the fiscal quarter ended March 31, 2007, our ophthalmology sales were $7.2 million or 57.2% of total sales. We anticipate that sales of our ophthalmology products will continue to account for a significant portion of our revenues in the foreseeable future.

     We Depend on International Sales for a Significant Portion of Our Operating Results.
     We derive, and expect to continue to derive, a large portion of our revenue from international sales. For the fiscal quarter ended March 31, 2007, our international sales were $5.9 million. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. None of our international revenues and costs has been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. The factors stated above could have a material adverse effect on our business, financial condition or results of operations. Our international operations and sales are subject to a number of other risks and potential costs, including:
•	differing local product preferences and product requirements;

•	cultural differences;

•	changes in foreign medical reimbursement and coverage policies and programs;

•	political and economic instability;

•	impact of recessions in economies outside of the United States;

•	difficulty in staffing and managing foreign operations;

•	performance of our international distribution channels;

•	foreign certification requirements, including continued ability to use the “CE” mark in Europe;

•	reduced or limited protections of intellectual property rights in jurisdictions outside the United States;

•	longer accounts receivable collection periods;

•	fluctuations in foreign currency exchange rates;

•	potentially adverse tax consequences; and

•	multiple protectionist, adverse and changing foreign governmental laws and regulations.
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
     Our ability to sell our products and generate revenue depends upon our direct sales force within the United States and primarily through relationships with independent distributors outside the United States. Currently our direct sales force consists of 41 employees and we maintain relationships with 77 independent distributors internationally selling our products into 107 countries through four direct Area Sales Managers. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are primarily dependent on the efforts of these third parties. If any distributor breaches terms of its distribution agreement or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory would be adversely affected.
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
     If We Lose Key Personnel or Fail to Integrate Replacement Personnel Successfully, Our Ability to Manage Our Business Could Be Impaired.
     Our future success depends upon the continued service of our key management, technical, sales, and other critical personnel. Our officers and other key personnel are employees-at-will, and we cannot assure you that we will be able to retain them. Key personnel, including certain members of our aesthetics sales force who joined the company in connection with the acquisition of the aesthetics business of Laserscope, have left our company in the past and there likely will be additional departures of key personnel from time to time in the future. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, and the results of our operations. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain highly qualified personnel. This competition for qualified personnel in our industry and the San Francisco Bay Area, as well as other geographic markets in which we recruit, contributes to increases in the salaries we are required to pay in order to attract and retain qualified personnel, which may increase our operating expenses and, if we are unable to pay competitive salaries, hinder our ability to recruit qualified candidates. In addition, the integration of replacement personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful.
     If We Fail to Accurately Forecast Demand For Our Product and Component Requirements For the Manufacture of Our Product, We Could Incur Additional Costs or Experience Manufacturing Delays and May Experience Lost Sales or Significant Inventory Carrying Costs.
     We use quarterly and annual forecasts based primarily on our anticipated product orders to plan our manufacturing efforts and determine our requirements for components and materials. It is very important that we accurately predict both the demand for our product and the lead times required to obtain the necessary components and materials. Lead times for components vary significantly and depend on numerous factors, including the specific supplier, the size of the order, contract terms and current market demand for such components. If we overestimate the demand for our product, we may have excess inventory, which would increase our costs. Over the past several quarters, we have placed a high priority on our asset management efforts to, among other things, reduce overall inventory levels and increase our cash position. If we underestimate demand for our product and, consequently, our component and materials requirements, we may have inadequate inventory, which could interrupt our manufacturing, delay delivery of our product to our customers and result in the loss of customer sales. We plan to assume responsibility for manufacturing the aesthetics product line that we acquired from Laserscope when the Product Supply Agreement we entered into with American Medical Systems Holdings in connection with the acquisition of the aesthetics business of Laserscope terminates. We expect this transition to occur on or before October 2007 and we may not have sufficient resources to assume these manufacturing obligations without increased costs or delays and disruptions in manufacturing. Any of these occurrences would negatively impact our business and operating results.
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
     Pursuant to our Product Supply Agreement, we rely on AMS, through its Laserscope subsidiary to manufacture significant portions of our aesthetics products. On May 23, 2007 Laserscope provided us with notice of material breach of the Product Supply Agreement as a result of our failure to timely pay invoices of approximately $2.7 million for finished goods inventory delivered by Laserscope to us under the Product Supply Agreement. As a result of this nonpayment, Laserscope is currently only selling product to us on a prepaid basis. On June 27, 2007 we entered into a letter agreement with Laserscope relating to this breach. Pursuant to this letter agreement, Laserscope agreed to not terminated the Product Supply Agreement so long as we pay $400,000 per week to Laserscope against invoices outstanding under the Product Supply Agreement, plus accrued interest thereon and pay all outstanding invoices in full, plus accrued interest, upon the earlier of (a) two (2) business days following the closing of a $5 million equity financing or (b) July 31, 2007. If we fail to make these scheduled payments and are unable to bring Laserscope current on the payments we owe to them under the Product Supply Agreement, Laserscope has the right to terminate the agreement which would result in all payments immediately becoming due and payable, including the final payment for raw material and work in process inventory, which could require us to pay up to $9.0 million for such raw materials and work in process inventory in addition to any other outstanding amounts we owe to Laserscope.
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
     We Face Manufacturing Risks.
     The manufacture of our infrared and visible light photocoagulators and the related delivery devices is a highly complex and precise process. We assemble critical subassemblies and all of our final products at our facility in Mountain View, California. We may experience manufacturing difficulties, quality control issues or assembly constraints, particularly with regard to new products that we may introduce. We may experience increased costs or delays and disruptions in manufacturing when we transition the production of the aesthetics product line that we acquired from Laserscope to our facilities upon the termination of the Product Supply

Agreement we entered into with American Medical Systems Holdings in connection with the acquisition of the aesthetics business of Laserscope. We expect this transition to occur on or before October 2007 and we may not have sufficient resources to assume these manufacturing obligations without increased costs or delays and disruptions in manufacturing. We may not be able to manufacture sufficient quantities of our products, which may require that we qualify other manufacturers for our products. Furthermore, we may experience delays, disruptions, capacity constraints or quality control problems in our manufacturing operations and, as a result, product shipments to our customers could be delayed, which would negatively impact our net revenues.
     We Depend on Collaborative Relationships to Produce, Develop, Introduce and Market New Products, Product Enhancements and New Applications.
     We depend on both clinical and commercial collaborative relationships. We entered into a Product Supply Agreement with American Medical Systems Holdings in connection with the acquisition of the aesthetics business of Laserscope, pursuant to which American Medical Systems Holdings currently manufactures a substantial portion of our aesthetics products. We expect to transition the manufacturing of these products to our facilities on or before October 2007, but we may not have sufficient resources to assume these manufacturing obligations without increased costs or delays and disruptions in manufacturing. We have also entered into collaborative relationships with academic medical centers and physicians in connection with the research and innovation and clinical testing of our products. Commercially, we currently collaborate with Bausch & Lomb to design and manufacture a solid-state green wavelength (532nm) laser photocoagulator module, called the Millennium Endolase module. The Millennium Endolase module is designed to be a component of Bausch & Lomb’s ophthalmic surgical suite product offering and is not expected to be sold as a stand-alone product. Sales of the Millennium Endolase module are dependent upon the actual order rate from and shipment rate to Bausch & Lomb, which depends on the efforts of our partner and is beyond our control. We cannot assure you that our relationship with Bausch & Lomb will result in further sales of our Millennium Endolase module. The failure to obtain any additional future clinical or commercial collaborations and the resulting failure or success of such arrangements of any current or future clinical or commercial collaboration relationships could have a material adverse effect on our ability to introduce new products or applications and therefore could have a material adverse effect on our business, results of operations and financial condition.
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
     Our Operating Results May Fluctuate from Quarter to Quarter and Year to Year.
     Our sales and operating results may vary significantly from quarter to quarter and from year to year in the future. Our operating results are affected by a number of factors, many of which are beyond our control. Factors contributing to these fluctuations include the following:
•	general economic uncertainties and political concerns;

•	the timing of the introduction and market acceptance of new products, product enhancements and new applications;

•	changes in demand for our existing line of aesthetic and ophthalmic products;

•	the cost and availability of components and subassemblies, including the ability of our sole or limited source suppliers to deliver components at the times and prices that we have planned;

•	our ability to maintain sales volumes at a level sufficient to cover fixed manufacturing and operating costs;

•	fluctuations in our product mix between aesthetic and ophthalmic products and foreign and domestic sales;

•	the effect of regulatory approvals and changes in domestic and foreign regulatory requirements;

•	introduction of new products, product enhancements and new applications by our competitors, entry of new competitors into our markets, pricing pressures and other competitive factors;

•	our long and highly variable sales cycle;

•	changes in the prices at which we can sell our products;

•	changes in customers’ or potential customers’ budgets as a result of, among other things, reimbursement policies of government programs and private insurers for treatments that use our products; and

•	increased product innovation costs.
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
     Any claims, with or without merit, and regardless of whether we are successful on the merits, would be time-consuming, result in costly litigation and diversion of technical and management personnel, cause shipment delays or require us to develop noninfringing technology or to enter into royalty or licensing agreements. An adverse determination in a judicial or administrative proceeding and failure to obtain necessary licenses or develop alternate technologies could prevent us from manufacturing and selling our products, which would have a material adverse effect on our business, results of operations and financial condition. Management believes that liabilities resulting from the matters described in Part II, Item 1, or other claims which are pending or known to be threatened, will not have a material adverse effect on the Company’s financial position or results of operations. However, it is possible that cash flows or results or operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.
     Because We Do Not Require Training for Users of Our Products, and Sell Our Products to Non-physicians, There Exists an Increased Potential for Misuse of Our Products, Which Could Harm Our Reputation and Our Business.
     Federal regulations allow us to sell our products to or on the order of “licensed practitioners.” The definition of “licensed practitioners” varies from state to state. As a result, our products may be purchased or operated by physicians with varying levels of training, and in many states by non-physicians, including nurse practitioners and technicians. Outside the United States, many jurisdictions do not require specific qualifications or training for purchasers or operators of our products. We do not supervise the procedures performed with our products, nor do we require that direct medical supervision occur. We, and our distributors, generally offer but do not require purchasers or operators of our products to attend training sessions. In addition, we sometimes sell our systems to companies that rent our systems to third parties and that provide a technician to perform the procedure. The lack of training and the purchase and use of our products by non-physicians may result in product misuse and adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation.

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

     If We Fail to Manage Growth Effectively, Our Business Could Be Disrupted Which Could Harm Our Operating Results.
     We have experienced and may continue to experience growth in our business, both organically and through the acquisition of business and products. We have made and expect to continue to make significant investments to enable our future growth through, among other things, new product innovation and clinical trials for new applications and products. We must also be prepared to expand our work force and to train, motivate and manage additional employees as the need for additional personnel arises. Our personnel, systems, procedures and controls may not be adequate to support our future operations. Any failure to effectively manage future growth could have a material adverse effect on our business, results of operations and financial condition.
     Our Manufacturing Capacity May Not Be Adequate to Meet the Demands of Our Business.
     If our sales increase substantially, including increases in the sales of our aesthetic products, we may need to increase our production capacity and may not be able to do so in a timely, effective, or cost efficient manner. Any prolonged disruption in the operation of our manufacturing facilities could materially harm our business. We cannot assure you that if we choose to scale-up our manufacturing operations, we will have the resources necessary to do so, or that we will be able to obtain regulatory approvals in a timely fashion, which could affect our ability to meet product demand or result in additional costs.
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
     United States export laws permit the sale of medical products to certain countries under embargo by the United States government if the seller of such products obtains a license to do so, which requirements are in place because the United States has designated such countries as state sponsors of terrorism. Certain of our products have been sold in Sudan and Syria under license through a distribution agreement with an independent distributor. In addition, certain of our products were distributed in Iran without United States governmental authorization. The aggregate revenue generated by sales of our products into Iran, Sudan and Syria have been immaterial to our business and results of operations.
     We may continue to supply medical devices to Iran, Sudan and Syria and other countries that are under embargo by the United States government upon obtaining all necessary licenses. We do not believe, however, that our sales into such countries will be material to our business or results of operations. There are risks we face in selling to countries under United States embargo, including, but not limited to, possible damage to our reputation for sales to countries that are deemed to support terrorism and failure of our export controls to limit sales strictly to the terms of the relevant license, which failure may result in civil and criminal penalties. In addition, we may incur significant legal, consulting and accounting costs in ensuring compliance with our export licenses to countries under embargo. Any damage to our reputation from such sales, failure to comply with the terms of our export licenses or the additional costs we incur in making such sales could have a material adverse impact on our business, financial condition, prospects or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.

Item 5. Other Information
     None.
Item 6. Exhibits

10.1	Amended and Restated 1998 Stock Plan

31.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

IRIDEX Corporation (Registrant)

Date: July 6, 2007	By:	/s/ MERYL RAINS

Meryl Rains
Chief Financial Officer and Vice President, Administration
(Principal Financial Officer,
Chief Accounting Officer and Authorized Signatory)

Index
10.1	Amended and Restated 1998 Stock Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.