Form 10-Q
period 2007-06-30
IRIDEX CORP
filed 2007-08-14
CIK 1006045

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number: 0-27598
IRIDEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0210467 (I.R.S. Employer Identification Number)

1212 Terra Bella Avenue Mountain View, California (Address of principal executive offices)	94043-1824 (Zip Code)
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
The number of shares of common stock, $.01 par value, issued and outstanding as of August 1, 2007 was 8,213,749

PART I FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
IRIDEX Corporation
Condensed Consolidated Balance Sheets
(in thousands)

	June 30,	December 30,
	2007 (1)	2006 (2)
Assets
Current assets:
Cash and cash equivalents	$3,551	$21,051
Restricted cash	3,800	—
Accounts receivable, net	10,208	6,052
Inventories	13,973	9,499
Prepaids and other current assets	4,152	1,264

Total current assets	$35,684	$37,866

Property and equipment, net	1,836	1,087
Goodwill	9,903	—
Other intangible assets, net	15,250	—
Other long term assets	294	1,224

Total assets	$62,967	$40,177

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,075	$1,830
Short term debt	3,863	—
Accrued compensation	2,244	1,517
Accrued expenses	8,251	2,392
Accrued warranty	2,335	866
Deferred revenue	4,239	1,415
Current portion of long term debt	5,508	—

Total current liabilities	$32,515	$8,020

Commitments and contingencies

Stockholders’ equity:
Common stock	83	79
Additional paid-in capital	33,273	29,697
Accumulated other comprehensive loss	(22)	—
Treasury stock	(430)	(430)
(Accumulated deficit) retained earnings	(2,452)	2,811

Total stockholders’ equity	30,452	32,157

Total liabilities and stockholders’ equity	$62,967	$40,177

(1)	Unaudited

(2)	Derived from the consolidated audited financial statements included in our report filed on Form 10-K with the SEC for the year ended December 30, 2006.
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation
Condensed Consolidated Statements of Operations
(Unaudited, in thousands except per share data)

	Three Months Ended		Six months ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Sales	$15,249	$8,804	$27,815	$17,647
Cost of sales	8,665	4,145	16,023	8,726

Gross profit	6,584	4,659	11,792	8,921

Operating expenses:
Research and development	1,588	1,328	3,317	2,449
Selling, general and administrative	7,546	3,864	15,820	7,796

Total operating expenses	9,134	5,192	19,137	10,245

Loss from operations	(2,550)	(533)	(7,345)	(1,324)
Legal settlement	2,500	—	2,500	—
Interest and other (expense) income, net	(293)	177	(418)	356

Loss before income taxes	(343)	(356)	(5,263)	(968)
Provision for (benefit from) income taxes	—	(178)	—	131

Net loss	$(343)	$(534)	$(5,263)	$(837)

Net loss per share — basic and diluted	$(0.04)	$(0.07)	$(0.65)	$(0.11)

Shares used in computing net loss per share — basic and diluted	8,196	7,694	8,138	7,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six months ended
	June 30,	July 1,
	2007	2006
Cash flows from operating activities:

Net loss	$(5,263)	$(837)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,803	251
Non-cash stock-based compensation	740	935
Provision for doubtful accounts	42	68
Provision for inventories	432	16
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	1,147	486
Inventories	(2,169)	(299)
Prepaids and other current assets	224	108
Other long term assets	(41)	(26)
Accounts payable	4,243	262
Accrued warranty	(302)	—
Accrued expenses	(813)	(1,115)
Deferred revenue	938	152

Net cash provided by operating activities	$981	$1

Cash flows from investing activities:
Purchases of available-for-sale securities	$—	$(18,519)
Proceeds from maturity of available-for-sale securities	—	8,778
Purchases of property and equipment	(502)	(185)
Purchases of intangible	(170)	—
Restricted cash	(3,800)	—
Cash from acquisition owing to seller	4,021	—
Acquisition of business	(28,152)	—

Net cash used in investing activities	$(28,603)	$(9,926)

Cash flows from financing activities:
Proceeds from issuance of common stock	$827	$1,008
Proceeds of credit facility, net of issuance costs	11,900	—
Repayment of credit facility	(2,629)	—

Net cash provided by financing activities	$10,098	$1,008

Effect of foreign exchange rate changes	$24	$—

Net decrease in cash and cash equivalents	(17,500)	(8,917)

Cash and cash equivalents at beginning of period	$21,051	$12,655

Cash and cash equivalents at end of period	$3,551	$3,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three months ended		Six months ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Net loss	$(343)	$(534)	$(5,263)	$(837)
Other comprehensive loss:
Change in unrealized loss on available for sale securities, net of tax	—	5	—	14
Foreign currency translation adjustments	(13)	—	(22)	—

Comprehensive loss	$(356)	$(529)	$(5,285)	$(823)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
1.	Basis of Presentation
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
     The condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 30, 2007. The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results for the year ending December 29, 2007 or any future interim period.
     The Company expects that its current cash and cash equivalents, cash flow expected to be generated from operations and available credit facilities, if any, will not be sufficient to meet the Company’s operating requirements, except for the near term and for a period substantially less than 12 months. Unless the Company is able to modify its planned operating requirements and raise additional capital, the Company’s current cash and cash equivalents, cash flow expected to be generated from operations and available credit facilities, if any, will not be sufficient to meet the Company’s operating requirements, except for the near term and for a period substantially less than 12 months.. These planned requirements include amounts owing to American Medical Systems, Inc. (“AMS”) due to the acquisition of the assets of the aesthetics business of Laserscope (“Laserscope”), a subsidiary of AMS, including the return of cash to AMS obtained through the acquisition of Laserscope’s foreign subsidiaries and payments for inventory under the product supply agreement (the “Product Supply Agreement”) the Company entered into with Laserscope in connection with the asset acquisition (see Note10 below). In addition, for the second fiscal quarter ending June 30, 2007 the Company was not able to satisfy certain restrictive financial covenants contained in its credit facilities with Mid-Peninsula Bank and the Export-Import Bank (the “Lenders”) as well as an affirmative covenant regarding the preparation and delivery of quarterly financial statements within 45 days of quarter end (see Note 4). The Company has received a one-time waiver from Mid-Peninsula Bank with respect to its inability to satisfy the financial covenants contained in its loan agreements with the Lenders for the period ended June 30, 2007, but can provide no assurance that the Lenders will grant any additional future waivers if requested. The Company was also not in compliance with its debt covenants at the end of its first quarter but it was successful in obtaining a waiver of default for that period. In the event of noncompliance the Lenders would be entitled to exercise their remedies, under these facilities, which include declaring all obligations immediately due and payable and disposing of the collateral if obligations were not paid. The Company has modified planned operations in order to increase cash flows from operations, and intends to raise additional capital through equity or debt financing in order to enhance liquidity. However, there can be no assurances that the Company will be successful in these efforts or that any additional capital raised through debt or equity financings will be available on favorable terms or at all. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty

2.	Summary of Significant Accounting Policies
     The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 30, 2006 which was filed with the Securities and Exchange Commission on March 30, 2007. During the six months ended June 30, 2007, the Company has implemented an accounting policy for the valuation of goodwill and intangible assets.
Revenue Recognition
     Our revenues arise from the sale of laser consoles, delivery devices, disposables and service and support activities. Revenue from product sales is recognized upon receipt of a purchase order and product shipment provided that no significant obligations remain and collection of the receivables is reasonably assured. Shipments are generally made with Free-On-Board (FOB) shipping point terms, whereby title passes upon shipment from our dock. Any shipments with FOB receiving point terms are recorded as revenue when the shipment arrives at the receiving point. Up-front fees received in connection with product sales are deferred and recognized upon the associated product shipments. Revenue relating to extended warranty contracts is recognized on a straight line basis over the period of the applicable warranty contract. We recognize repair service revenue upon completion of the work. Cost is recognized as product sales revenue is recognized. The Company’s sales may include post-sales obligations for training or other deliverables. When these obligations are fulfilled after product shipment, the Company recognizes revenue in accordance with the multiple element accounting guidance set forth in Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables.” When the Company has objective and reliable evidence of fair value of the undelivered elements, it defers revenue attributable to the post-sale obligations and recognizes such revenue when the obligation is fulfilled. Otherwise, the Company defers all revenue related to the transaction until all elements are delivered.
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
     Goodwill and purchased intangible assets were initially recorded in the first three months of 2007 in conjunction with the acquisition of the aesthetics business of Laserscope (Note 3). We did not identify any events since the date of acquisition that that would indicate that there has been an impairment in the carrying value of these assets. However, if there are changes in events or circumstances, such as an inability to achieve the cash flows originally expected from the acquisition, which indicate that the recorded value of the intangible assets will not be recovered through future cash flows, or if the fair value of the aesthetics business unit is determined to be less than its carrying value, the Company may be required to record an impairment charge for the intangible assets or goodwill or change the period of expected amortization for the intangible assets.
Deferred Revenue
     Deferred revenue related to warranty contracts is recognized on a straight line basis over the period of the applicable contract. Cost is recognized as incurred. A reconciliation of changes in the Company’s deferred revenue balances for the six months ending June 30, 2007 and July 1, 2006 follows:

	Six Months Ended
	June 30,	July 1,
(in thousands)	2007	2006
Balance, beginning of period	$1,415	$1,072
Additions to deferral through acquisition	1,870	—
Additions to deferral	4,153	822
Revenue recognized	(3,199)	(670)

Balance, end of period	$4,239	$1,224

Warranty
     The Company accrues for an estimated warranty cost upon shipment of products in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” Actual warranty costs incurred have not materially differed from those accrued. The Company’s warranty policy is effective for shipped products which are considered defective or fail to meet the product specifications. Warranty costs are reflected in the statement of operations as a cost of sales. A reconciliation of the changes in the Company’s warranty liability for the six months ending June 30, 2007 and July 1, 2006 follows:

	Six Months Ended
	June 30,	July 1,
(in thousands)	2007	2006
Balance, beginning of period	$866	$1,128
Warranty accrual acquired through acquisition	1,771	—
Accruals for warranties issued during the period	497	335
Settlements made in kind during the period	(799)	(534)

Balance, end of period	$2,335	$929

Accounting for Uncertainty in Income Taxes
     Effective January 1, 2007, the Company adopted Financial Accounting Standards Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN No. 48 on January 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date. As a result of the implementation of FIN No. 48, the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods. Upon adoption of FIN No. 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes did not change. The Company’s total amount of unrecognized tax benefits as of January 1, 2007 (adoption date) was $517,733. Of this amount, none would affect the Company’s effective tax rate if recognized.
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
     Iridex purchased the aesthetics business of former Laserscope from AMS due to its complementary fit with the existing Iridex laser business. Under the terms of the Asset Purchase Agreement, Iridex Corporation purchased the aesthetics business for the following consideration:

(in thousands)
Cash paid on closing	$26,000
Issuance of common stock	2,014
Post closing adjustment to purchase price	(2,766)
Acquisition costs	3,219

Total purchase price	$28,467

     Issuance of common stock included 213,435 shares of common stock valued at $9.43 per share.
     Acquisition costs include investment banking, legal and accounting fees, and other external costs directly related to the acquisition.

     The preliminary allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values at the date of acquisition as determined by management. These estimates are subject to further review by management upon completion of the audit of the aesthetics business of Laserscope for the year ended December 31, 2006. Independent valuation experts assisted the Company in determining the valuation of the intangible assets acquired. Further adjustments to these estimates may be included in the final allocation of the purchase price, if the adjustment is determined within the purchase allocation period (up to twelve months of the closing date). The excess of the purchase price over the tangible and identifiable assets acquired and liabilities assumed has been allocated to goodwill. The purchase price has been preliminarily allocated as follows:

(in thousands)
Accounts Receivable	$5,309
Finished Goods Inventory	$2,691
Other current assets	$311
Property and equipment	$681
Intangible assets	$16,447
Deferred Revenue	$(1,870)
Accrued Warranty	$(1,771)
Accrued Liabilities	$(3,234)
Fair value of net assets acquired	$18,564

Goodwill	$9,903

Total purchase price	$28,467

     In addition, the Asset Purchase Agreement signed with AMS calls for a post-close adjustment mechanism which in effect allows for an adjustment to the final purchase price based upon the parties’ agreement to the final closing balance sheet and several other items. The Company has recorded $2.7 million due from AMS as an adjustment to the purchase price as determined under the terms of the asset purchase agreement and based on an agreement with AMS regarding this post close adjustment dated August 14, 2007. The total purchase price recorded has been reduced by $1.8 million in the second quarter, based on a $2.0 million decrease in the estimated purchase price adjustment, less $0.2 million of additional acquisition costs recorded this quarter. As of June 30, 2007 amounts owing to AMS for cash obtained through the acquisition of the foreign subsidiaries, but not included in the asset purchase agreement was $3.9 million. This cash will be netted against the payment of $2.7 million owed to the Company under the post close balance sheet adjustment. Pursuant to the Settlement Agreement reached with AMS, this amount of $1.2 million will be paid to AMS in weekly installments over the course of the next year. (See Note 10)
     The components of the Company’s intangible assets are as follows (in thousands):

			Gross		Net,
	Useful	Annual	Carrying	Accumulated	Carrying
Intangible Asset Acquired	Lives	Amortization	Value	Amortization	Value
Gemini Handset — Core Technology	10 Years	$299	$2,995	$136	$2,859
Gemini — Current Technology	4 Years	1,282	5,129	581	4,548
Other Products — Current Technology	1 Year	341	341	154	187
Accessories — Current Technology	4 Years	15	62	7	55
Services — Contractual Customer Relationships	10 Years	532	5,318	241	5,077
Contractual Distribution Agreement	5 Years	370	1,848	167	1,681
Trade Name	5 Years	151	754	68	686
Other	3 Years	57	170	13	157

		$3,047	$16,617	$1,367	$15,250

     Amortization for the technology related intangibles is being recorded in cost of goods sold and amortization for marketing related intangibles is being recorded in selling, general and administrative expense.
     Through this acquisition, the Company plans to increase its sales into the aesthetic laser market and augment its core ophthalmic business with enhanced revenue and marketing opportunities. These factors primarily contributed to a purchase price which resulted in the recording of goodwill. Goodwill of $9.9 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized but will instead be tested for impairment annually or more frequently if certain indicators are present.
     Estimated future amortization expense for purchased intangible assets from the acquisition is as follows:

(in thousands)
2007	$2,893
2008	$2,723
2009	$2,706
2010	$2,662
2011	$1,413
Thereafter	$4,221

Total	$16,617

     The Company has agreed under a Settlement Agreement dated August 14, 2007 with Laserscope which amends the Product Supply Agreement which was entered into at the time of acquisition to purchase at the end of such agreement, quantities of work-in-process, raw and packaging materials, or spare and replacement parts that have an aggregate book value of $4.1 million. The Company believes this commitment as defined will result in the acquisition of material useable in its ordinary course of business through the sale or servicing of aesthetic laser products. (See Note 10)
     Supplemental pro forma information that discloses the results of operations for the current interim period and the prior year comparable period as though the business combination had been completed as of the beginning of the period being reported on is not available because the preparation of the financial statements of the acquired business are not complete.
4.	Bank Borrowings
     On January 16, 2007, the Company entered into a Business Loan and Security Agreement with Mid-Peninsula Bank, part of Greater Bay Bank N.A. and Exim Bank. The Credit Agreement provides for an asset-

based revolving line of credit of up to $6.0 million (the “Revolving Loans”) and a $6.0 million term loan (the “Term Loan”). Of the Revolving Loans, up to $3.0 million principal amount will be guaranteed by Exim Bank. The Company’s obligations under the Term Loans and the Revolving Loans are secured by a lien on substantially all of the Company’s assets. Interest on the Term Loan and the Revolving Loans is the prime rate as published in the Wall Street Journal, minus 0.5%. Indebtedness outstanding under the Term Loan and the Revolving Loan was $5.5 million and $3.9 million respectively at June 30, 2007. These facilities contain certain financial and other covenants, including the requirement for Iridex to maintain profitability on a quarterly basis, tangible net worth of $15.5 million, maintain unrestricted cash/marketable securities of $3 million and maintain a debt service ratio of 1.75 to 1.00 on an annual basis. At March 31, 2007 and June 30, 2007, the Company was not in compliance with certain of the financial covenants contained in these agreements.
     On April 19, 2007, the Company and Mid-Peninsula Bank entered into amendments to each of the loan agreements. Pursuant to the Amendments, the Company agreed to deposit and maintain $3.8 million in cash in a segregated deposit account with Lender as collateral in support of the Term Loan and to restrict up to $2.2 million of the combined borrowing base from the Line of Credit in support of the Term Loan. The parties agreed to eliminate the requirement that the Company maintain a minimum of $3.0 million in aggregate domestic unrestricted cash or marketable securities. In addition, the Lender increased the credit extended by Lender to the Company under the Exim Agreement from $3.0 to $5.0 million; however this increase only resulted in a potential increase in a guarantee by Exim Bank and did not impact the total borrowing availability under the line. In connection with the Amendments, Lender also agreed to a one-time waiver of certain financial covenants contained in the loan agreements for the quarter ended March 31, 2007. In addition, the Company was not in compliance with certain financial covenants contained in the amended loan agreements at the end of its second fiscal quarter ending June 30, 2007. In addition the Company was in violation of an affirmative covenant regarding the preparation and delivery of quarterly financial statements within 45 days of quarter end. In anticipation of this violation Mid-Peninsula Bank and Export-Import Bank on June 19, 2007 waived the default from the expected non-compliance at June 30, 2007 of the tangible net worth covenant, the minimum debt service ratio and the minimum income covenant. This waiver related only to the breach of financial covenants occurring on June 30, 2007 and did not cover any subsequent breach, should one occur, of the financial covenants contained within the loan agreements.
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

	June 30,	December
(in thousands)	2007	30, 2006
Raw materials and work in progress	$6,244	$4,000
Finished goods	7,729	5,499

Total inventories	$13,973	$9,499

6.	Contingencies
     Patent Litigation — On October 19, 2005, the Company filed a suit in the United States District Court for the Eastern District of Missouri against Synergetics, USA, Inc. for infringement of a patent. The Company later amended its complaint to assert infringement claims against Synergetics, Inc.; Synergetics USA, Inc. was dismissed from the suit. The Company alleged that Synergetics infringed the Company’s patent by making and selling infringing products, including its Quick Disconnect laser probes and its Quick Disconnect Laser Probe Adapter, and sought injunctive relief, monetary damages, treble damages, costs and attorneys’ fees. On April 25, 2006, Synergetics added the Company as a defendant to a then existing lawsuit in the U.S. District Court for the Eastern District of Pennsylvania. In that litigation, Synergetics alleged that the Company infringed its patent on a disposable laser probe design.
     Trial in the Missouri litigation was scheduled to begin on April 16, 2007, however on April 6, 2007 the parties reached settlement on the claims. Under the terms of the settlement agreement, the parties agreed to terminate all legal proceedings between the parties and to a fully paid-up, royalty free, worldwide cross licensing of various patents between the two companies. In consideration of these licenses Synergetics agreed to pay the Company $6.5 million over a period of five years. The first payment of $2.5 million by Synergetics was received on April 16, 2007 and was recorded as other income in the consolidated statement of operations. Additional annual payments of $0.8 million will be received on each April 16th until 2012.
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

     During the three months and six months ended July 1, 2006, options to purchase 2,056,448 shares of common stock at a weighted average exercise price of $5.80 as well as a warrant to purchase 25,000 shares at a weighted average exercise of $6.07 were outstanding but were not included in the computations of diluted net loss per common share because their effect was antidilutive. During the three and six months ended June 30, 2007, options to purchase 2,238,142 shares at a weighted average exercise price of $6.49 were available as well as a warrant to purchase 25,000 shares of common stock at a weighted average exercise price of $6.07 were outstanding but were not included in the computations of diluted net loss per common share because their effect was antidilutive. These options and warrant could dilute earnings per share in future periods.
8. Business Segments
     The Company operates in two reportable segments: the ophthalmology medical device segment and the aesthetics medical device segment. In each segment the Company develops, manufactures, markets and services medical devices. Our revenues arise from the sale of consoles, delivery devices, disposables and service and support activities.
     Information on reportable segments for the three and six months ended June 30, 2007 and July 1, 2006 is as follows:

	Three Months Ended June 30, 2007			Three Months Ended July 1, 2006
	Ophthalmology	Aesthetics		Ophthalmology	Aesthetics
	Medical	Medical		Medical	Medical
(in thousands)	Devices	Devices	Total	Devices	Devices	Total
Sales	$8,389	$6,860	$15,249	$7,681	$1,123	$8,804
Direct cost of goods sold	2,365	3,876	6,241	2,213	475	2,688

Direct gross margin	6,024	2,984	9,008	5,468	648	6,116
Total unallocated indirect costs			(9,351)			(6,472)

Pre-tax income (loss)			$(343)			$(356)

	Six Months Ended June 30, 2007			Six Months Ended July 1, 2006
	Ophthalmology	Aesthetics		Ophthalmology	Aesthetics
	Medical	Medical		Medical	Medical
	Devices	Devices	Total	Devices	Devices	Total
Sales	$15,578	$12,237	$27,815	$15,221	$2,426	$17,647
Direct cost of goods sold	4,509	6,749	11,258	4,742	1,158	5,900

Direct gross margin	11,069	5,488	16,557	10,479	1,268	11,747
Total unallocated indirect costs			(21,820)			(12,715)

Pre-tax income (loss)			$(5,263)			$(968)

     Indirect costs of manufacturing, research and development, and selling, general and administrative costs are not allocated to the segments.
     The Company’s assets and liabilities are not evaluated on a segment basis. Accordingly, no disclosure of segment assets and liabilities is provided.
9.	Stock-based Compensation
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
     The following table shows the pre-tax stock-based compensation expense recognized during the quarter and included in the Consolidated Statements of Operations for the three and six month periods ended June 30, 2007 and July 1, 2006:

	Three months ended		Six months ended
	June 30,	July 1,	June 30,	July 1,
(in thousands)	2007	2006	2007	2006
Cost of sales	$44	$31	$70	$67
Research and development	50	73	112	121
Sales, general and administrative	290	374	558	747

	$384	$478	$740	$935

10.	Subsequent Events
     AMS Settlement
     On August 14, 2007, the Company AMS and Laserscope (collectively the “Parties”), entered into a Settlement Agreement (the “Settlement Agreement”). The Parties entered into the Settlement Agreement to document their full and final agreement as to the amount of the adjustment contemplated by Section 1.5 of the Asset Purchase Agreement, by and among AMS, Laserscope and the Company, dated November 30, 2006 (the “Purchase Agreement”); to amend the Product Supply Agreement, between Laserscope and the Company, dated January 16, 2007 (the “Product Supply Agreement”); and to set forth the Parties’ mutual understanding as to certain other matters.
     The Settlement Agreement provides that, pursuant to Section 1.5 of the Purchase Agreement, the Company will make an additional payment to AMS of approximately $1.2 million, which will be the sole and final adjustment to the purchase price and will be paid in equal weekly installments of $22,115 beginning August 16, 2007 over the course of the next year. This $1.2 million amount reflects the net amount owed by the Company to AMS after taking into account the $3.9 million in cash obtained through the Company’s acquisition of Laserscope’s foreign subsidiaries, which was not included in the original purchase price, net of $2.7 million owed to the Company by AMS pursuant to the purchase price adjustment provisions of the Purchase Agreement.
     In addition, the Settlement Agreement modifies and amends certain terms of the Product Supply Agreement, including among others: (a) agreement upon the current and future products to be built and delivered by Laserscope to the Company and the payment terms relating thereto; (b) allocation of and pricing and delivery terms relating to inventory parts to be sold by Laserscope to the Company and agreement on a payment plan for currently outstanding invoices, which includes two weekly payments of $100,000 each for the last two weeks of August, increasing to $150,000 per week for four weeks in September and (c) agreement upon certain payments to be made by the Company to AMS in the event that the Company increases its borrowing capacity to more than $12,000,000 under any credit facility that is senior to the Company’s payment obligations under the Settlement Agreement. Under the terms of the Settlement Agreement, the Company agreed to payments totaling $4,059,557 in respect of certain inventory and service parts to be purchased from AMS following termination of the Product Supply Agreement. This sum is to be paid in 39 weekly installments of $110,185 including an interest charge of 10% per annum beginning on January 3, 2008. This sum is in settlement of potential payments of up to $9 million for inventory from AMS following the scheduled termination of the Product Supply Agreement in October 2007.
     Under the Settlement Agreement, the Parties also agreed that the Company and AMS will evenly split AMS’s costs associated with the termination of one of Laserscope’s French employees who was originally scheduled to become an employee of the Company.
     The parties have also agreed subject to certain limitations, to release each other from any claims related to indemnification, purchase price and post-closing adjustments in the Purchase Agreement as well as any amounts due under the Product Supply Agreement. The Company also agreed to release AMS and Laserscope from any liability from claims related to the sections in the Purchase Agreement dealing with financial matters, undisclosed liabilities, receivables and preparation of historical financial statements. The Parties agreed that, other than with respect to fraud and certain specified representations and warranties, the representations and warranties contained in the Purchase Agreement terminated contemporaneously with the signing of the Settlement Agreement and the Parties could no longer make indemnification claims relating thereto.
     Upon execution of the Settlement Agreement, the Company also executed a Security Agreement, dated August 14, 2007 (the “Security Agreement”), granting AMS and Laserscope a subordinate security interest in all the Company’s assets to secure all of its current and future obligations to AMS or Laserscope.
     Any breach by the Company of any provision of any of its agreements with AMS or Laserscope shall constitute an immediate default and shall entitle AMS and Laserscope to any and all remedies available to them under the Security Agreement, the Product Supply Agreement, and the Settlement Agreement, including, but not limited to, the right to terminate the Product Supply Agreement immediately upon written notice to the Company with no additional notice period or opportunity to cure and the right to declare all amounts due from the Company to AMS to be immediately due and payable in full.
11.	Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not believe that the adoption of the provisions of SFAS 159 will materially impact our consolidated financial position and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to levels of future sales and operating results; broadening our product line through product innovation;: market acceptance of our products; expectations for future sales growth, generally, including expectations of additional sales from our new products and new applications of our existing products; our ability to integrate the newly acquired aesthetics business into our core business successfully and in a timely manner; the potential for production cost decreases and higher gross margins; our ability to develop and introduce new products through strategic alliances; our ability to reduce spending, including a reduction in the use of contractors and consultants ; levels of interest income and expense; general economic conditions; levels of international sales and our current liquidity, ability to obtain additional financing and impact of concern regarding our ability to continue as a going concern; the potential to record an impairment charge to goodwill and intangible assets and effects of recent accounting pronouncements on our financial position. In some cases, forward-looking statements can be identified by terminology, such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including as a result of the factors set forth under “Factors That May Affect Future Operating Results” and other risks detailed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2007 and detailed from time to time in our reports filed with the Securities and Exchange Commission. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report on Form 10-Q. We undertake no obligation to update such forward-looking statements to reflect events or circumstances occurring after the date of this report.
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

Lasersope’s delivery devices include VersaStat i SmartScan Plus, SmartScan™, CoolSpot™, Dermastats™ and MicronSpot™, Dermastats.
     We believe that our future growth in revenue will be based upon the successful implementation of our strategy in these areas: 1) leveraging our core business and increasing recurring revenues, 2) broadening our product lines through product innovation, and 3) successfully integrating the newly acquired aesthetics business into our core Iridex laser business.
Resignation of CFO
     On July 5, 2007, subsequent to the three month period covered by this Quarterly Report on Form 10-Q, Meryl A. Rains, who commenced service as the Company’s Chief Financial Officer on February 5, 2007, notified the Company that she was resigning as the Company’s Chief Financial Officer, effective as of July 20, 2007. The Company has hired an interim Chief Financial Officer to serve while the Company works to identify and hire a permanent Chief Financial Officer.
Results of Operations
     The following table sets forth certain operating data as a percentage of sales for the periods included.

	Three Months Ended		Six Months ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.8%	47.1%	57.6%	49.4%

Gross profit	43.2%	52.9%	42.4%	50.6%

Operating expenses:
Research and development	10.4%	15.1%	11.9%	13.9%
Sales, general and administrative	49.5%	43.9%	56.9%	44.2%

Total operating expenses	59.9%	59.0%	68.8%	58.1%

Loss from operations	(16.7)%	(6.1)%	(26.4)%	(7.5)%
Interest and other expense, net	14.4%	2.0%	7.5%	2.0%

Loss before income taxes	(2.3)%	(4.1)%	(18.9)%	(5.5)%
Benefit from income taxes	0.0%	(2.0)%	0.0%	0.8%

Net loss	(2.3)%	(6.1)%	(18.9)%	(4.7)%

     The following table sets forth for the periods indicated the amount of sales for our operating segments and sales as a percentage of total sales of medical devices for the ophthalmology and aesthetics segments.

	Three Months Ended				Six Months Ended
	June 30, 2007		July 1, 2006		June 30, 2007		July 1, 2006
		Percentage		Percentage		Percentage		Percentage
		of total		of total		of total		of total
(dollars in thousands)	Amount	sales	Amount	sales	Amount	sales	Amount	sales
Domestic	$8,381	55.0%	$5,296	60.2%	$15,056	54.1%	$10,426	59.1%
International	6,868	45.0%	3,508	39.8%	12,759	45.9%	7,221	40.9%

Total	15,249	100.0%	8,804	100.0%	27,815	100.0%	17,647	100.0%

	Three Months Ended				Six Months Ended
	June 30, 2007		July 1, 2006		June 30, 2007		July 1, 2006
		Percentage		Percentage		Percentage		Percentage
		of total		of total		of total		of total
(dollars in thousands)	Amount	sales	Amount	sales	Amount	sales	Amount	sales
Ophthalmology:
Domestic	4,961	32.5%	4,544	51.6%	8,968	32.2%	8,637	49.0%
International	3,428	22.5%	3,137	35.6%	6,610	23.8%	6,584	37.3%

Total	8,389	55.0%	7,681	87.2%	15,578	56.0%	15,221	86.3%

Aesthetics:
Domestic	3,420	22.4%	753	8.6%	6,088	21.9%	1,789	10.1%
International	3,440	22.6%	370	4.2%	6,149	22.1%	637	3.6%

Total	$6,860	45.0%	$1,123	12.8%	$12,237	44.0%	$2,246	13.7%

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
     Total sales increased by 73.2% to $15.2 million for the three months ended June 30, 2007 from $8.8 million for the three months ended July 1, 2006. Domestic sales, which represented 55.0% of total sales, increased 58.3% to $8.4 million for the three month period ended June 30, 2007 from $5.3 million for the three months ended July 1, 2006. The increase in domestic sales was the result of a $1.7 million increase in domestic aesthetic revenue and a $1.0 million increase in domestic service revenue largely attributable to the newly acquired Laserscope business and a $0.4 million increase in domestic ophthalmology revenue largely related to an increase in disposable probe revenue. International sales, which represented 45.0% of total sales, increased 95.8% to $6.9 million for the three month period ended June 30, 2007 from $3.5 million for the three months ended July 1, 2006. The increase in international sales was the result of a $3.0 million increase in international aesthetic revenue and a $0.4 million increase in international service revenue largely attributable to the newly acquired Laserscope aesthetics business and a $0.3 million increase in international ophthalmology equipment revenue.
     Total sales increased by 57.6% to $27.8 million for the six months ended June 30, 2007 from $17.6 million for the six months ended July 1, 2006. Domestic sales, which accounted for 54.1% of total sales, increased 44.4% to $15.0 million for the six months ended June 30, 2007 from $10.4 million for the six months ended July 1, 2006. The increase in domestic sales resulted primarily from an increase of $2.3 million in domestic aesthetics revenue and an increase of $2.2 million in domestic service revenue both attributable to the Laserscope acquisition and a $0.1 million increase in domestic ophthalmology revenue. Increased domestic disposable revenue during the period was offset by decreases in other domestic ophthalmology revenue, primarily OEM revenue. International sales, which represented 45.9% of total sales increased 76.8% to $12.7 million for the six month period ended June 30, 2007 from $7.2 million for the six month period ended July 1, 2006. The increase in international sales resulted mainly from an increase of $5.4 million in international aesthetics revenue largely attributable to the newly acquired Laserscope aesthetics business and a $0.1 million increase in combined international ophthalmology and international service revenue.
Ophthalmology Sales
     Total ophthalmology sales increased 9.2% to $8.4 million for the three month period ended June 30, 2007 from $7.7 million for the three months ended July 1, 2006. For the three month period ended June 30, 2007, domestic ophthalmology sales increased 9.2% to $5.0 million from $4.5 million for the three months ended July 1, 2006. This increase was attributed to a 13% increase in disposable probe revenue and a 20%

increase in ophthalmology service revenue. International ophthalmology equipment sales for the three month period ended June 30, 2007 increased 9.3% to $3.4 million, from $3.1 million for the three months ended July 1, 2006.
     For the six months ended June 30, 2007, total ophthalmology sales increased 2.3% to $15.6 million from $15.2 million for the six months ended July 1, 2006. During this period, domestic ophthalmology sales increased 3.8% to $9.0 million for the six month period ended June 30, 2007 from $8.6 million for the six month period ended July 1, 2006. The total increase in domestic ophthalmology revenue during this period was primarily due to an increase in domestic disposable revenue offset by decreased other ophthalmology revenue, primarily OEM sales. International ophthalmology sales remained constant at $6.6 million for both the six month periods ended June 30, 2007 and July 1, 2006.
Aesthetic Sales
     Total aesthetic sales increased $5.7 million from $1.1 million for the three month period ended July 1, 2006 to $6.9 million for the three month period ended June 30, 2007. Domestic aesthetic sales increased to $3.4 million for the three month period ended June 30, 2007 from $0.8 million for the three month period ended July 1, 2006. International aesthetic sales increased $3.0 million from $0.4 million for the three month period ended July 1, 2006 to $3.4 million for the three month period ended June 30, 2007. The increase in aesthetic revenue was due to the addition of the newly acquired Laserscope business. Approximately $1.2 million of the international aesthetics sales were generated from higher than normal expected sales to a single distributor partially caused by delays in shipment of orders placed in the first quarter of 2007.
     For the six months ended June 30, 2007 aesthetics sales increased to $12.2 million from $2.4 million for the six months ended July 1, 2006. Domestic aesthetics sales increased to $6.1 million for the six months ended June 30, 2007 from $1.8 million for the six months ended July 1, 2006. The increase in domestic aesthetics sales was driven mainly by the newly acquired Laserscope business. International aesthetics sales increased to $6.1 million for the six months ended June 30, 2007 from $0.6 million for the comparable period in 2006 largely due to the acquired Laserscope business.
Gross Margin
     Gross profit increased by $1.9 million to $6.6 million for the three months ended June 30, 2007 compared to $4.7 million for the three months ended July 1, 2006. Gross profit as a percentage of sales for the three months ended June 30, 2007 decreased to 43.2% from 52.9% for the comparable prior year three month period. The total 9.7% decrease in gross profit as a percentage of sales during this period resulted from a 78.3% increase in overhead spending combined with a 19.7% increase in direct costs which included $0.5 million of amortization expense of recently acquired intangible assets related to product technology which had a negative impact of 3.0% on overall gross margin. The overhead spending was primarily the result of increased expenses for the newly acquired field service organization, and increased spending related to manufacturing integration activities. Direct cost margin was 71.8% for ophthalmic products and 43.5% for aesthetics products for the three months ended June 30, 2007. This compares with 71.8% for ophthalmic products and 57.7% for aesthetics products for the three months ended July 1, 2006. Direct cost margins for aesthetics products in 2007 were unfavorably impacted by the higher mix of international aesthetic sales which typically generate lower average selling prices. Margins for our ophthalmic Iridex products were flat compared to prior year levels.
     For the six months ended June 30, 2007, gross profit increased by $2.9 million to $11.8 million from $8.9 million for the six months ended July 1, 2006. Gross profit as a percentage of sales for the six months ended June 30, 2007 decreased to 42.4% from 50.6% for the comparable prior year six month period. The total 8.2% decrease in gross profit as a percentage of sales during this period resulted from an 86.9% increase in overhead spending combined with a 15.6% increase in direct costs which included $0.9 million of amortization expense related to the recently acquired intangible assets. The overhead spending was primarily the result of increased expenses for the newly acquired field service organization, and increased spending related to manufacturing integration activities. Direct cost margins were unfavorably impacted by the higher mix of international aesthetic sales which typically generate lower average selling prices.
     Our immediate margin improvement efforts are focused on achieving planned manufacturing cost efficiencies from integration of the Laserscope products within existing manufacturing capacity. Integration is expected to be completed by the end of the current fiscal year. In addition we are working to streamline the structure and efficiency of the newly acquired field service business. Overall, gross margins as a percentage of sales will continue to fluctuate due to the product mix of sales, costs associated with future product introductions, changes in the relative proportions of domestic and international sales, and a variety of other factors. See “—Factors That May Affect Future Results—Our Operating Results May Fluctuate from Quarter to Quarter and Year to Year” in Item 1A of Part II, Section of this report.
Research and Development
     Research and development includes the cost of research and product innovation efforts. Research and product innovation expenses increased by 19.6% to $1.6 million, or 10.4% of net sales, in the second quarter of 2007 from $1.3 million, or 15.1% of net sales, in the second quarter of 2006. The increase in spending in the second quarter of 2007 in comparison to the second quarter of 2006 related to $0.2 million in increased salary expense associated with increased headcount and increased consultant and project spending of $0.1 million associated with increased development efforts. The decrease in R&D spending as a percentage of sales in the second quarter of 2007 was due to the increased sales levels in 2007 largely attributable to the Laserscope acquisition. R&D spending is targeted to approximate 9.0% of net sales in our planned business model.
     For the six months ended June 30, 2007 research and development expenses increased 35.4% to $3.3 million from $2.4 million for the six months ended July 1, 2006. As a percentage of sales, research and development expense decreased to 11.9% for the six months ended June 30, 2007 from 13.9% for the six months ended July 1, 2006. The increase in research and development expense in absolute dollars for the six month period ended June 30, 2007 was due primarily to $0.4 million in increased salaries, benefits and recruiting and relocation expenses and $0.5 million of increased consultant and project spending associated with development efforts.
Selling, General and Administrative
     Selling, general and administrative expense increased in the second quarter of 2007 by $3.7 million to $7.5 million or 49.5% of net sales from $3.9 million or 43.9% of net sales in the second quarter of 2006. The increase related primarily to higher salary and commission expense due to increased headcount and associated selling expenses of $1.2 million, $1.1 million for increased marketing headcount and aesthetics related marketing programs and $0.3 million for amortization of marketing intangibles. Additionally $1.0 million of selling, general and administrative expense was incurred in the two acquired Laserscope entities in France and the United Kingdom. General and administrative expense in the U.S. increased $0.3 million related to increased spending on consultants and contractors and higher accountant fees. We are planning to reduce the overall level of selling, general and administrative spending in future quarters through reduced spending programs and a reduction in the use of consultants and contractors.
     For the six months ended June 30, 2007 selling, general and administrative expense increased 102.9% to $15.8 million from $7.8 million for the six months ended July 1, 2006. This increase in selling, general and administrative expense for the six month period ended June 30, 2007 was due primarily to $1.9 million in increased selling expense associated with increased headcount including salaries, commissions and employee related expenses, $1.0 million for increased aesthetics related marketing programs, $0.6 million of increased salary and employee related costs associated with additional marketing headcount, amortization expense of $0.5 million associated with marketing intangibles, $0.4 million of increased accounting fees and $0.4 million associated with increased fees for consultants and contractors. In addition, the acquisition of the two Laserscope entities in France and the United Kingdom contributed $2.0 million to the 2007 selling, general and administrative spending increase.
Amortization of Purchased Intangibles
     In the first quarter of 2007, we completed the acquisition of the aesthetics business from Laserscope. We recorded in the second quarter of 2007, $0.8 million of amortization expense related to the acquisition of intangible assets acquired from Laserscope. $0.5 million of this total was allocated to cost of goods sold since it relates to product technology intangibles. The remaining $0.3 million of marketing amortization expense is recorded in selling, general and administrative expenses. We expect to record quarterly amortization expense at these levels for the remaining two quarters of 2007.
Goodwill and purchased intangible assets were initially recorded in the first three months of 2007 in conjunction with the acquisition of the aesthetics business of Laserscope (Note 3). We did not identify any events since the date of acquisition that would indicate that there has been an impairment in the carrying value of these assets. However, if there are changes in events or circumstances, such as an inability to achieve the cash flows originally expected from the acquisition, which indicate that the recorded value of the intangible assets will not be recovered through future cash flows, or if the fair value of the aesthetics business unit is determined to be less than its carrying value, the Company may be required to record an impairment charge for the intangible assets or goodwill or change the period of expected amortization for the intangible assets.
Interest and Other (Expense) Income, Net.
     For the three and six months ended June 30, 2007 net amounts included in Interest and Other Expense, consisted of $2.5 million of other income associated with a settlement of legal claims related to patent infringement with Synergetics offset by interest expense on newly acquired bank debt. For the three and six months ended July 1, 2006 other income was $0.2 million and $0.4 million respectively and consisted of interest income on available for sale securities. We do not expect to earn interest income in the near future and instead expect to incur interest expense related to our credit facility.
Income Taxes
     Significant components affecting the effective tax rate include pre-tax net income or loss, changes in valuation allowance, federal and state R&D tax credits, income from tax-exempt securities, the state composite tax rate and recognition of certain deferred tax assets subject to valuation allowance. The effective income tax rate for the three and six month period ending July 1, 2006 was 50.0% and 13.5% respectively. The change in the effective tax rate was driven primarily by the accounting for certain benefits associated with stock compensation expense commencing in 2006. In 2007 we do not anticipate recording a tax provision until we determine it is appropriate to revise the valuation allowance.
Liquidity and Capital Resources
     The Company expects that its current cash and cash equivalents, cash flow expected to be generated from operations and available credit facilities, if any, will not be sufficient to meet the Company’s operating requirements, except for the near term and for a period substantially less than 12 months. Unless the Company is able to modify its planned operating requirements and raise additional capital, the Company’s current cash and cash equivalents, cash flow expected to be generated from operations and available credit facilities, if any, will not be sufficient to meet the Company’s operating requirements, except for the near term and for a period substantially less than 12 months. In order to address these liquidity issues, the Company plans to, among other things: (i) work towards integrating the aesthetics business as quickly and efficiently as possible and maximizing the potential benefits that may be realized from the acquisition, (ii) modify its planned operations in order to increase our cash flows from operations, (iii) seek to further restructure or replace its current credit facilities, and (iv) raise additional capital through equity or debt financing in order to enhance its liquidity.
     Generally, the Company’s principal sources of liquidity are cash from operations and borrowings under our credit facility. As of June 30, 2007 we had $3.5 million of cash and cash equivalents and $3.8 million of restricted cash pursuant to our bank agreements. Under our credit facility, the restricted cash balances may not be used to fund our operating requirements. Our cash and cash equivalents decreased by $17.5 million during the six months ended June 30, 2007. This decrease is primarily due to acquisition related payments, partially offset by financing activities. In the first six months of 2007, cash provided by operations was $1.0 million. Significant changes in working capital accounts were:
•	a $1.1 million decrease in accounts receivable;

•	a $2.2 million increase in inventory;

•	a $4.2 million increase in accounts payable, and

•	a $0.8 million increase in accrued expenses.
     The Company generated positive cash flow from operations despite the $5.3 million loss for the six months ended June 30, 2007 due to non-cash charges of approximately $2.5 million and increases in accounts payable and accruals of $5.0 million. In future periods as accounts payable and accruals are reduced, cash flow from operations will be reduced.
     In the first six months of 2007, cash flow used in investing activities was $28.6 million primarily related to the acquisition of the aesthetics business of Laserscope. In the first six months of 2007, cash flows from financing activities included proceeds from the issuance of common stock under our equity based stock compensation plans of $0.8 million and $9.3 million of cash from the draw-down of our current credit facility. Included in our cash balance at June 30, 2007 is $3.9 million of cash owed to Laserscope for cash obtained through the acquisition of the foreign subsidiaries, but not included in the asset purchase agreement. This cash will be netted against payments owed to the Company upon settlement of the post close balance sheet adjustment.
     On August 14, 2007, the Company, AMS and Laserscope, (collectively the “Parties”), entered into a Settlement Agreement (the “Settlement Agreement”). The Parties entered into the Settlement Agreement to document their full and final agreement as to the amount of the adjustment contemplated by Section 1.5 of the Asset Purchase Agreement, by and among AMS, Laserscope and the Company, dated November 30, 2006 (the “Purchase Agreement”); to amend the Product Supply Agreement, between and between Laserscope and the Company, dated January 16, 2007 (the “Product Supply Agreement”); and to set forth the Parties’ mutual understanding as to certain other matters. The Settlement Agreement provides that, pursuant to Section 1.5 of the Purchase Agreement, the Company will make an additional payment to AMS of $1,150,000 which will be the sole and final adjustment to the purchase price and will be paid in equal weekly installments of $22,115 beginning August 16, 2007 over the course of the next year. The Settlement Agreement modifies and amends certain terms of the Product Supply Agreement, including, among others: (a) agreement upon the current and future products to be built and delivered by Laserscope to the Company and the payment terms relating thereto; (b) allocation of and pricing and delivery terms relating to inventory parts to be sold by Laserscope to the Company and agreement on a payment plan for currently outstanding invoices, which includes two weekly payments of $100,000 each for the last two weeks of August, increasing to $150,000 per week for four weeks in September; and (c) agreement upon certain payments to be made by the Company to AMS in the event that the Company increases its borrowing capacity to more than $12,000,000 under any credit facility that is senior to the Company’s payment obligations under the Settlement Agreement. Under the terms of the Settlement Agreement, the Company agreed to make payments to AMS totaling $4,059,557 in respect of certain inventory and service parts to be purchased from AMS following termination of the Product Supply Agreement. This sum is to be paid in 39 weekly installments of $110,185 including an interest charge of 10% per annum beginning on January 3, 2008 and is being paid as a settlement of potential payments required to be made by the Company to AMS of up to $9 million for inventory to be delivered to the Company by AMS following the scheduled termination of the Product Supply Agreement in October 2007. The Company believes that entering into the Settlement Agreement will (a) provide certainty with respect to its future payment obligations to Laserscope under the Purchase Agreement and Product Supply Agreement, (b) facilitate the Company’s restructuring of its planned operating requirements, and (c) allow the Company to enhance its liquidity and capital reserves relative to its future capital needs. (See Note 10 of the Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this report.)
     Any breach by the Company of any provision of any of its agreements with AMS or Laserscope shall constitute an immediate default and shall entitle AMS and Laserscope to any and all remedies available to them under the Security Agreement, the Product Supply Agreement, and the Settlement Agreement, including, but not limited to, the right to terminate the Product Supply Agreement immediately upon written notice to the Company with no additional notice period or opportunity to cure and the right to declare all amounts due from the Company to AMS to be immediately due and payable in full.
     In April 2007, we received $2.5 million from Synergetics in settlement of a patent infringement claim and expect to receive subsequent annual payments of $0.8 million per year for the next five years.
     As of June 30, 2007, the Company was not able to satisfy certain restrictive financial covenants contained in its credit facilities with Mid-Peninsula Bank and the Export-Import Bank (the “Lenders”) as well as an affirmative covenant regarding the preparation and delivery of quarterly financial statements within 45 days of quarter end (see Note 4). The Company has received a one-time waiver from Mid-Peninsula Bank with respect to its inability to satisfy the financial covenants contained in its loan agreements with the Lenders for the period ended June 30, 2007, but can provide no assurance that the Lenders will grant any additional future waivers if requested. The Company was also not in compliance with its debt covenants at the end of its first quarter but it was successful in obtaining a waiver of default for that period. In the event of noncompliance the Lenders would be entitled to exercise their remedies, under these facilities, which include declaring all obligations immediately due and payable and disposing of the collateral if obligations were not paid. The Company has modified planned operations in order to increase cash flows from operations, and intends to raise additional capital through equity or debt financing in order to enhance liquidity. However, there can be no assurances that the Company will be successful in these efforts or that any additional capital raised through debt or equity financings will be available on favorable terms or at all. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Currency Rate Risk.
     Historically, we have denominated our sales both domestically and internationally in US dollars. With the acquisition of the Laserscope aesthetics business we have acquired two foreign subsidiaries that make sales and incur the majority of their expenses in their local currencies. These subsidiaries operate in France and the United Kingston and their currencies are the Euro and Pounds Sterling respectively. Monthly income and expense from these operations are translated using average rates and balance sheets are translated using month end rates. Differences are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss) or to the statement of operations, as applicable. As our revenues denominated in currencies other than the dollar increase, we have an increased exposure to foreign currency rate risk. Based on our overall exposure for foreign currency at June 30, 2007, a hypothetical 10% change in foreign currency rates would not have a material impact on our net sales and operating expenses. We may elect to mitigate this rate risk, in part or in whole, through the purchase of forward currency contracts.
Item 4T. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     Our management evaluated, with the participation of our Chief Executive Officer (CEO) who is currently our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13A-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “‘34 Act”), as of the end of the period covered by this report. Based on that evaluation and as a result of the material weakness in our internal controls over financial reporting discussed below, the CEO in his capacity as both principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.
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
     A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management determined that the following control deficiencies constitute a material weakness in our internal control over financial reporting as of June 30, 2007.
     In connection with the acquisition of two foreign subsidiaries it has been determined that these entities lack the necessary internal control and disclosure procedures such that there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected.
     Also, in connection with the annual audit of our financial statements as of December 30, 2006, our independent registered public accounting firm communicated to our management and the Audit Committee of the Board of Directors that they had identified a control deficiency that existed in the design or operation of our internal controls over financial reporting that they considered to be a material weakness, because the control deficiency resulted in more than a remote likelihood that a material misstatement could occur in our annual financial statements and not be prevented or detected. Specifically, the material weakness identified by our independent accountants relates to a failure to maintain adequate period-end review procedures to ensure the completeness and accuracy of certain journal entries impacting general ledger accounts. As a result, an error in a system generated custom inventory report and errors in two key spreadsheets related to warranty and deferred revenue resulted in incorrect entries being recorded to the financial statements which were not identified and corrected by management in a timely manner.
Plan for Remediation of Material Weaknesses
     To address the material weaknesses in our internal control over financial reporting identified above, management has designed a remediation plan which will supplement the existing controls of the Company.

The remediation plan addresses the following corrective actions:
•	implementation of additional controls over the preparation and review of key spreadsheets;

•	implementation of automated general ledger reports to replace existing key spreadsheets where possible;

•	implementation of additional review procedures;

•	enhancement of the current capabilities of the finance function; and

•	implementation of standard control and review procedures over our foreign subsidiaries.
     We continued the process of implementing certain corrective actions relating to our period-end review procedures during and subsequent to the three month period covered by this quarterly report on Form 10-Q. We believe that once all of these corrective actions are implemented, including the enhancement of the capabilities of the finance function, the material weaknesses that were identified will be mitigated.
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
     Subsequent to the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Financial Officer who joined the Company in February 2007 resigned.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Patent Litigation – On October 19, 2005, the Company filed a suit in the United States District Court for the Eastern District of Missouri against Synergetics, USA, Inc. for infringement of a patent. The Company later amended its complaint to assert infringement claims against Synergetics, Inc.; Synergetics USA, Inc. was dismissed from the suit. The Company alleged that Synergetics infringed the Company’s patent by making and selling infringing products, including its Quick Disconnect laser probes and its Quick Disconnect Laser Probe Adapter, and sought injunctive relief, monetary damages, treble damages, costs and attorneys’ fees. . On April 25, 2006, Synergetics added the Company as a defendant to a then existing lawsuit in the U.S. District Court for the Eastern District of Pennsylvania. In that litigation, Synergetics alleged that the Company infringed its patent on a disposable laser probe design.
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
     We Do Not Believe that Our Current Liquidity and Capital Resources Will Be Sufficient to Meet Our Currently Planned Operating Requirements, Except for the Near Term and for a Period Substantially Less Than 12 Months, and We May Not Be Able to Comply with the Restrictive Covenants Contained in Our Loan Agreements with Mid-Peninsula Bank, Part of Greater Bay Bank N.A., and the Export-Import Bank, Despite Recent Amendments to Such Loan Agreements.
     We do not believe that our current cash and cash equivalents, cash flow expected to be generated from operations and available credit facilities, if any, will be sufficient to meet the Company’s operating requirements, except for the near term and for a period substantially less than 12 months. Unless we are able to modify our planned operating requirements and raise additional capital, our current cash and cash equivalents, cash flow expected to be generated from operations and available credit facilities, if any, will not be sufficient to meet our planned operating requirements, except for the near term and for a period substantially less than 12 months. Our concerns about our ability to satisfy our liquidity requirements are primarily a result of our current operating performance relative to plan, as well as our continuing losses, negative cash flows and current liquidity in relation to future obligations, including our obligations to make payments to certain vendors and to Laserscope under the Settlement Agreement and Product Supply Agreement and our inability to satisfy certain covenants under our loan agreement with Mid-Peninsula Bank, part of Greater Bay Bank N.A., and the Export-Import Bank (the “Lenders”) as of June 30, 2007 and our potential inability to satisfy the covenants contained in these agreements, as amended, in the future.
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
     In addition, as of March 31, 2007, we were not able to satisfy certain restrictive covenants contained in our credit facilities with the Lenders. On April 19, 2007, we entered into amendments with the Lenders pursuant to which, (i) we agreed to deposit and maintain $3.8 million in cash in a segregated deposit account with the Lenders as collateral in support of our term loan and to restrict up to $2.2 million of the combined borrowing base from our line of credit in support of the term loan, and (ii) the parties agreed to eliminate the requirement that we maintain a minimum of $3.0 million in aggregate domestic unrestricted cash or marketable securities. The Lenders also agreed to increase the credit extended to the Company under the agreement with the Export-Import Bank from $3.0 to $5.0 million. In connection with these amendments, Mid-Peninsula Bank agreed to a one-time waiver of certain financial covenants contained in the loan agreements with the Mid-Peninsula Bank. As of June 30, 2007, we were again not able to satisfy certain restrictive covenants contained in our credit facilities with the Lenders, but Mid-Peninsula Bank agreed to a an additional one-time waiver of certain financial covenants contained in the loan agreements with the Mid-Peninsula Bank. These one-time waivers do not apply to any other potential future breaches of any of the financial covenants by the Company contained in the agreements with the Lenders. Compliance with the financial covenants for which such waiver was obtained is evaluated on a quarterly basis and the Lenders may not be willing to grant additional waivers if we fail to comply with restrictive covenants in the future.
     If we default on these credit facilities and the Lenders exercise their remedies, this will further contribute to the difficulties we expect to face in meeting our near- and long-term liquidity requirements. Our obligations under these credit facilities are secured by a lien on substantially all of the Company’s assets. We currently have drawn down $9.4 million under this credit facility which is the full amount currently available, and, given our current financial status, we currently do not expect to be able to satisfy the restrictive covenants relating to these facilities as of September 30, 2007. In the event of default by the Company with the covenants under these facilities, the Lenders would be entitled to exercise their remedies, which include declaring all obligations immediately due and payable and disposing of the collateral if obligations were not paid. Although we entered into amendments to the loan agreements with the Lenders in order to enhance our ability to comply with the restrictive covenants contained therein, we cannot assure you that will be able to comply with these covenants in the future and do not expect to be in compliance as of the end of the fiscal quarter ending September 30, 2007. See Note 4 of Notes to Consolidated Financial Statements in Item 1 of Part I of this report for more information regarding these credit facilities.
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
     In order to complete the acquisition, we entered into financing arrangements that provide for a $6 million term loan and a revolving credit line of up to $6 million. We had no debt outstanding at December 30, 2006. We had $11.9 million outstanding on January 17, 2007 when the acquisition of the aesthetics business of Laserscope was consummated. We also used the majority of our liquid resources to finance the acquisition of the aesthetics business of Laserscope. As a result of the increase in debt, demands on our cash resources have increased following the completion of the acquisition. The increased levels of debt could, among other things:
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
     On January 16, 2007, we completed our acquisition of the aesthetics business of Laserscope (the “Aesthetics Business”), a wholly-owned subsidiary of American Medical Systems Holdings, Inc. To date we have not realized the anticipated benefits of the acquisition and our ability to realize the anticipated benefits of the acquisition will depend, in part, on our ability to integrate the Aesthetics Business with our business. Integrating the Aesthetics Business may be expensive and time-consuming and we may not be able to successfully do so. These integration efforts have taken a significant amount of time, placed a significant strain on managerial, operational and financial resources and proven to be more difficult and more expensive than predicted. The diversion of our management’s attention and any delays and difficulties encountered in connection with integrating the Aesthetics Business could result in the disruption of our on-going business or inconsistencies in standards, controls, procedures and policies that could negatively affect our ability to maintain relationships with customers, suppliers, collaborators, employees and others with whom we have business dealings. These disruptions could harm our operating results. Further, the following specific factors may adversely affect our ability to integrate the Aesthetics Business:
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
     We evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and, based on this evaluation, management concluded that our disclosure controls and procedures were not effective because of the material weaknesses detailed in Item 4T of Part I of this Quarterly Report on Form 10-Q.
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
     We are subject to a number of requirements, including the reporting requirements of the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002. Beginning with our fiscal year ending December 29, 2007 we will be required to comply with the requirements of Section 404 of the

Sarbanes-Oxley Act which will require management to perform an assessment of internal control over financial reporting. We are not currently in a position to comply with the requirements of Section 404 of the Sarbanes-Oxley Act and have not yet taken the necessary actions to prepare to be able to do so beginning with our fiscal year ending December 29, 2007. We expect that these requirements will be difficult to satisfy in a timely manner and that they will place a significant strain on our systems and resources, especially in light of the recent departure of our Chief Financial Officer and our need to find a permanent replacement Chief Financial Officer and to further enhance our finance function. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, our management’s attention might be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, and operating results. In addition, we might need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and we might not be able to do so in a timely fashion.
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

     We Depend on Sales of Our Ophthalmology Products for a Significant Portion of Our Operating Results.
     We derive, and expect to continue to derive, a large portion of our revenue and profits from sales of our ophthalmology products. For the fiscal quarter ended June 30, 2007, our ophthalmology sales were $8.4 million or 55.0% of total sales. We anticipate that sales of our ophthalmology products will continue to account for a significant portion of our revenues in the foreseeable future.
     We Depend on International Sales for a Significant Portion of Our Operating Results.
     We derive, and expect to continue to derive, a large portion of our revenue from international sales. For the fiscal quarter ended June 30, 2007, our international sales were $6.9 million. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. None of our international revenues and costs has been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. The factors stated above could have a material adverse effect on our business, financial condition or results of operations. Our international operations and sales are subject to a number of other risks and potential costs, including:
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
     If We Lose Key Personnel or Fail to Integrate Replacement Personnel Successfully, Our Ability to Manage Our Business Could Be Impaired.
     Our future success depends upon the continued service of our key management, technical, sales, and other critical personnel. Our officers and other key personnel are employees-at-will, and we cannot assure you that we will be able to retain them. On July 5, 2007, subsequent to the three month period covered by this Quarterly Report on Form 10-Q, Meryl A. Rains, who commenced service as the Company’s Chief Financial Officer on February 5, 2007, notified the Company that she was resigning as the Company’s Chief Financial Officer, effective as of July 20, 2007. Although we have hired an interim Chief Financial Officer, we are continuing to work to identify and hire a new permanent Chief Financial Officer. Key personnel, including certain members of our aesthetics sales force who joined the company in connection with the acquisition of the aesthetics business of Laserscope, have left our company in the past and there likely will be additional departures of key personnel from time to time in the future. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, and the results of our operations. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain highly qualified personnel. This competition for qualified personnel in our industry and the San Francisco Bay Area, as well as other geographic markets in which we recruit, contributes to increases in the salaries we are required to pay in order to attract and retain qualified personnel, which may increase our operating expenses and, if we are unable to pay competitive salaries, hinder our ability to recruit qualified candidates. In addition, the integration of replacement personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful.
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
     Our business and operating results may suffer from the lack of alternative sources of supply for critical sole and limited source components. The process of qualifying suppliers is complex, requires extensive testing with our products, and may be lengthy, particularly as new products are introduced. New suppliers would have to be educated in our production processes. In addition, the use of alternate components may require design alterations to our products and additional product testing under FDA and relevant foreign regulatory agency guidelines, which may delay sales and increase product costs. In order to address our current liquidity issues, we have delayed the time period in which we have made payments to our vendors that are the sources of our component supply without the permission of such vendors. These delayed payments, if continued, may adversely affect these supply relationships and could jeopardize the timely and adequate supply of such components by such vendors. Until our current liquidity situation is remedied, such delays in payments to our vendors will persist. Any failures by our vendors to adequately and timely supply limited and sole source components may impair our ability to offer our existing products, delay the submission of new products for regulatory approval and market introduction, materially harm our business and financial condition and cause our stock price to decline. Establishing our own capabilities to manufacture these components would be expensive and could significantly decrease our profit margins, and is not practicable at the present time in any case. Our business, results of operations and financial condition would be adversely affected if we are unable to continue to timely obtain components in the quantity and quality desired and at the prices we have budgeted.
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
     We Face Manufacturing Risks.
     The manufacture of our infrared and visible light photocoagulators and the related delivery devices is a highly complex and precise process. We assemble critical subassemblies and all of our final products at our facility in Mountain View, California. We may experience manufacturing difficulties, quality control issues or assembly constraints, particularly with regard to new products that we may introduce. We may experience increased costs or delays and disruptions in manufacturing when we transition the production of the aesthetics product line that we acquired from Laserscope to our facilities upon the termination of the Product Supply Agreement we entered into with American Medical Systems Holdings in connection with the acquisition of the aesthetics business of Laserscope. We expect this transition to occur during the fourth quarter of 2007 and we may not have sufficient resources to assume these manufacturing obligations without increased costs or delays and disruptions in manufacturing. We may not be able to manufacture sufficient quantities of our products, which may require that we qualify other manufacturers for our products. Furthermore, we may experience delays, disruptions, capacity constraints or quality control problems in our manufacturing operations and, as a result, product shipments to our customers could be delayed, which would negatively impact our net revenues.
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
     Our Operating Results May Fluctuate from Quarter to Quarter and Year to Year.
     Our sales and operating results may vary significantly from quarter to quarter and from year to year in the future. Our operating results are affected by a number of factors, many of which are beyond our control. Factors contributing to these fluctuations include the following:
•	general economic uncertainties and political concerns;

•	the timing of the introduction and market acceptance of new products, product enhancements and new applications;

•	changes in demand for our existing line of aesthetic and ophthalmic products;

•	the cost and availability of components and subassemblies, including the willingness and ability of our sole or limited source suppliers to timely deliver components at the times and prices that we have planned;

•	our ability to maintain sales volumes at a level sufficient to cover fixed manufacturing and operating costs;

•	fluctuations in our product mix between aesthetic and ophthalmic products and foreign and domestic sales;

•	our ability to address our current liquidity issues;

•	the effect of regulatory approvals and changes in domestic and foreign regulatory requirements;

•	introduction of new products, product enhancements and new applications by our competitors, entry of new competitors into our markets, pricing pressures and other competitive factors;

•	our long and highly variable sales cycle;

•	changes in the prices at which we can sell our products;

•	changes in customers’ or potential customers’ budgets as a result of, among other things, reimbursement policies of government programs and private insurers for treatments that use our products; and

•	increased product innovation costs.
     In addition to these factors, our quarterly results have been, and are expected to continue to be, affected by seasonal factors.
     Our expense levels are based, in part, on expected future sales. If sales levels in a particular quarter do not meet expectations, we may be unable to adjust operating expenses quickly enough to compensate for the shortfall of sales, and our results of operations may be adversely affected. We encountered this adverse effect on our operating results in each of the quarters ended March 31, 2007 and June 30, 2007. In addition, we have historically made a significant portion of each quarter’s product shipments near the end of the quarter. If that pattern continues, any delays in shipment of products could have a material adverse effect on results of operations for such quarter. Due to these and other factors, we believe that quarter to quarter and year to year comparisons of our past operating results may not be meaningful. You should not rely on our results for any quarter or year as an indication of our future performance. Our operating results in future quarters and years may be below expectations, which would likely cause the price of our common stock to fall.

     Our Stock Price Has Been and May Continue to be Volatile and an Investment in Our Common Stock Could Suffer a Decline in Value.
     The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. In the current calendar year, the trading price of our common stock has fluctuated from a high of $10.70 per share to a low of $2.32 per share, and there can be no assurance our common stock trading price will not suffer additional declines, especially in light of our current liquidity issues. In addition, from time to time, we meet with investors and potential investors. In addition, we receive attention by securities analysts and present at analyst meetings when invited. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes. These broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.
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
     We Are Subject To Government Regulation Which May Cause Us to Delay or Withdraw the Introduction of New Products or New Applications for Our Products.
     The medical devices that we market and manufacture are subject to extensive regulation by the FDA and by foreign and state governments. Under the Federal Food, Drug and Cosmetic Act and the related regulations, the FDA regulates the design, development, clinical testing, manufacture, labeling, sale, distribution and promotion of medical devices. Before a new device can be introduced into the market, the product must undergo rigorous testing and an extensive regulatory review process implemented by the FDA under federal law. Unless otherwise exempt, a device manufacturer must obtain market clearance through either the 510(k) pre-market notification process or the lengthier pre-market approval application (PMA) process. Depending upon the type, complexity and novelty of the device and the nature of the disease or disorder to be treated, the FDA process can take several years, require extensive clinical testing and result in significant expenditures. Even if regulatory approval is obtained, later discovery of previously unknown safety issues may result in restrictions on the product, including withdrawal of the product from the market. Other countries also have extensive regulations regarding clinical trials and testing prior to new product introductions. Our failure to obtain government approvals or any delays in receipt of such approvals would have a material adverse effect on our business, results of operations and financial condition.
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
     If We Fail to Manage Growth Effectively, Our Business Could Be Disrupted Which Could Harm Our Operating Results.
     We have experienced and may in the future experience growth in our business, both organically and through the acquisition of business and products. We have made and expect to continue to make significant investments to enable our future growth through, among other things, new product innovation and clinical trials for new applications and products. We must also be prepared to expand our work force and to train, motivate and manage additional employees as the need for additional personnel arises. Our personnel, systems, procedures and controls may not be adequate to support our future operations. Any failure to effectively manage future growth could have a material adverse effect on our business, results of operations and financial condition.
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
     United States export laws permit the sale of medical products to certain countries under embargo by the United States government if the seller of such products obtains a license to do so, which requirements are in place because the United States has designated such countries as state sponsors of terrorism. Certain of our products have been sold in Sudan and Syria under license through a distribution agreement with an independent distributor. In addition, certain of our products were distributed in Iran without United States governmental authorization. The aggregate revenue generated by sales of our products into Iran, Sudan and Syria have been immaterial to our business and results of operations
     We may continue to supply medical devices to Iran, Sudan and Syria and other countries that are under embargo by the United States government upon obtaining all necessary licenses. We do not believe, however, that our sales into such countries will be material to our business or results of operations. There are risks we face in selling to countries under United States embargo, including, but not limited to, possible damage to our reputation for sales to countries that are deemed to support terrorism and failure of our export controls to limit sales strictly to the terms of the relevant license, which failure may result in civil and criminal penalties. In addition, we may incur significant legal, consulting and accounting costs in ensuring compliance with our export licenses to countries under embargo. Any damage to our reputation from such sales, failure to comply with the terms of our export licenses or the additional costs we incur in making such sales could have a material adverse impact on our business, financial condition, prospects or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     At our Annual Meeting of Stockholders held on June 7, 2007, with an adjournment until June 19, 2007, 7,267,501 shares of Common Stock, or 88.7% of the total outstanding shares, were voted. The table below presents the voting results with respect to the proposal to elect seven directors of the Company to serve for the ensuing year until their successors are elected and qualified, all of whom were elected.

	FOR	WITHHELD
Theodore Boutacoff	6,706,710	560,791

Barry Caldwell	5,419,563	1,847,938

James Donovan	6,490,260	777,241

Donald Hammond	5,415,284	1,852,217

Garrett Garrettson	6,154,814	1,112,687

Robert Anderson	6,624,043	643,458

Sanford Fitch	6,481,563	786,326
     The table below presents the voting results with respect to the proposal to amend our amended and restated 1998 Stock Plan to increase the number of shares of common stock of the Company reserved for issuance thereunder, which proposal was adopted by the stockholders:

ABSTAIN	FOR	AGAINST	NO-VOTE
244,562	3,392,813	1,982,482	1,647,698
     The table below presents the voting results with respect to the proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent registered public accountants of the Company for the fiscal year ending December 29, 2007, which proposal was adopted by the stockholders:

ABSTAIN	FOR	AGAINST
4,000	7,210,454	53,047

Item 5. Other Information
     None.
Item 6. Exhibits

10.1	Settlement Agreement dated as of April 6, 2007 by and between the Company and Synergetics, Inc. and Synergetics USA, Inc.

10.2	First Amendment dated as of April 19, 2007, to the Business Loan and Security Agreement by and between the Company and Mid-Peninsula Bank, part of Greater Bay Bank N.A. (which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on April 24, 2007).

10.3	Amendment dated as of April 19, 2007, to the Export-Import Bank Loan and Security Agreement by and between the Company and Mid-Peninsula Bank, part of Greater Bay Bank N.A. (which is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on April 24, 2007).

10.4	Business Loan and Security Agreement by and between the Company and Mid-Peninsula Bank, part of Greater Bay Bank N.A., dated January 16, 2007 (which is incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Commission on January 22, 2007).

10.5	Export-Import Bank Loan and Security Agreement by and between the Company and Mid-Peninsula Bank, part of Greater Bay Bank N.A., dated January 16, 2007 (which is incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Commission on January 22, 2007).

10.6	Letter from Mid-Peninsula Bank, part of Greater Bay Bank N.A., to the Company, dated April 23, 2007 (which is incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Commission on April 24, 2007).

10.7	IRIDEX Corporation 1998 Stock Plan, amended and restated as of June 19, 2007.

10.8	Letter Agreement, dated as of June 27, 2007 by and between the Company and Laserscope, a California corporation and wholly-owned subsidiary of American Medical Systems, Inc.

31.1	Certification of Chief Executive Officer (Principal Executive and Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer (Principal Executive and Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

IRIDEX Corporation (Registrant)
Date: August 14, 2007	By:	/s/ BARRY G. CALDWELL
		Name:	Barry G. Caldwell
		Title:	President and Chief Executive Officer (Principal Executive and Principal Financial Officer)

Index

10.1	Settlement Agreement dated as of April 6, 2007 by and between the Company and Synergetics, Inc. and Synergetics USA, Inc.

10.2	First Amendment dated as of April 19, 2007, to the Business Loan and Security Agreement by and between the Company and Mid-Peninsula Bank, part of Greater Bay Bank N.A. (which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on April 24, 2007).

10.3	Amendment dated as of April 19, 2007, to the Export-Import Bank Loan and Security Agreement by and between the Company and Mid-Peninsula Bank, part of Greater Bay Bank N.A. (which is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on April 24, 2007).

10.4	Business Loan and Security Agreement by and between the Company and Mid-Peninsula Bank, part of Greater Bay Bank N.A., dated January 16, 2007 (which is incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Commission on January 22, 2007).

10.5	Export-Import Bank Loan and Security Agreement by and between the Company and Mid-Peninsula Bank, part of Greater Bay Bank N.A., dated January 16, 2007 (which is incorporated herein by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Commission on January 22, 2007).

10.6	Letter from Mid-Peninsula Bank, part of Greater Bay Bank N.A., to the Company, dated April 23, 2007 (which is incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Commission on April 24, 2007).

10.7	IRIDEX Corporation 1998 Stock Plan, amended and restated as of June 19, 2007.

10.8	Letter Agreement, dated as of June 27, 2007 by and between the Company and Laserscope, a California corporation and wholly-owned subsidiary of American Medical Systems, Inc.

31.1	Certification of Chief Executive Officer (Principal Executive and Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer (Principal Executive and Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.