Form 10-Q
period 2007-09-29
IRIDEX CORP
filed 2007-11-19
CIK 1006045

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-27598
IRIDEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0210467 (I.R.S. Employer Identification Number)

1212 Terra Bella Avenue
Mountain View, California	94043-1824
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE TO CORPORATE ISSUERS:
The number of shares of common stock, $.01 par value, issued and outstanding as of November 6, 2007 was 8,824,301

Items	Page
PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)	1

Condensed Consolidated Balance Sheets	1

Condensed Consolidated Statements of Operations	2

Condensed Consolidated Statements of Cash Flows	3

Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	20

Item 4T. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults Upon Senior Securities	37

Item 4. Submission of Matters to a Vote of Security Holders	37

Item 5. Other Information	37

Item 6. Exhibits	38

Signature	39
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 10.9
EXHIBIT 31.1
EXHIBIT 32.1

PART I FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
IRIDEX Corporation
Condensed Consolidated Balance Sheets
(in thousands)

	September 29,	December 30,
	2007	2006 (1)
Assets
Current assets:
Cash and cash equivalents	$5,795	$21,051
Restricted cash	3,800	—
Accounts receivable, net	8,516	6,052
Inventories	13,250	9,499
Prepaids and other current assets	2,053	1,264

Total current assets	33,414	37,866
Property and equipment, net	1,840	1,087
Goodwill	10,509	—
Other intangible assets, net	14,488	—
Other long term assets	299	1,224

Total assets	$60,550	$40,177

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,552	$1,830
Bank line of credit	5,110	—
Accrued compensation	1,540	1,517
Accrued expenses	4,435	2,392
Accrued warranty	2,182	866
Deferred revenue	3,977	1,415
Bank term loan — current portion	5,311	—

Total current liabilities	26,107	8,020

Commitments and contingencies
Stockholders’ equity:
Preferred stock	5	—
Common stock	83	79
Additional paid-in capital	38,500	29,697
Accumulated other comprehensive loss	(25)	—
Treasury stock, at cost	(430)	(430)
(Accumulated deficit) retained earnings	(3,690)	2,811

Total stockholders’ equity	34,443	32,157

Total liabilities and stockholders’ equity	$60,550	$40,177

(1)	Derived from the consolidated audited financial statements included in our report filed on Form 10-K with the SEC for the year ended December 30, 2006.
Unaudited – see notes to condensed consolidated financial statements

IRIDEX Corporation
Condensed Consolidated Statements of Operations
(Unaudited, in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Sales	$13,575	$9,222	$41,390	$26,869
Cost of sales	7,390	4,350	23,412	13,076

Gross profit	6,185	4,872	17,978	13,793

Operating expenses:
Research and development	1,319	1,506	4,636	3,955
Selling, general and administrative	5,920	4,854	21,740	12,651

Total operating expenses	7,239	6,360	26,376	16,606

Loss from operations	(1,054)	(1,488)	(8,398)	(2,813)
Legal settlement	—	—	2,500	—
Interest and other (expense) income, net	(184)	184	(603)	540

Loss before income taxes	(1,238)	(1,304)	(6,501)	(2,273)
Benefit from (provision for) income taxes	—	161	—	293

Net loss	$(1,238)	$(1,143)	$(6,501)	$(1,980)

Net loss per share — basic and diluted	$(0.15)	$(0.15)	$(0.80)	$(0.26)

Shares used in computing net loss per share — basic and diluted	8,218	7,758	8,165	7,680
Unaudited – see notes to condensed consolidated financial statements

IRIDEX Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended
	September 29,	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(6,501)	$(1,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,079	390
Non-cash stock-based compensation	1,033	1,360
Provision for doubtful accounts	1,412	108
Provision for inventories	388	51
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(3,875)	108
Inventories	(4,140)	14
Prepaids and other current assets	(789)	246
Other long term assets	—	(106)
Accounts payable	1,722	(1)
Accrued warranty	1,316	—
Accrued expenses	2,066	(721)
Deferred revenue	2,562	256

Net cash provided by operating activities	(1,727)	(275)

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(17,651)
Proceeds from maturity of available-for-sale securities	—	8,804
Purchases of property and equipment	(1,702)	(358)
Purchases of intangible	(16,618)	—
Goodwill	(10,509)	—
Other Assets	924	—

Net cash used in investing activities	(27,905)	(9,205)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,889	1,264
Proceeds from issuance of preferred stock	4,890	—
Proceeds of credit facility, net of repayment	10,421	—
Restricted Cash	(3,800)	—

Net cash provided by financing activities	14,400	1,264

Effect of foreign exchange rate changes	(24)	—

Net decrease in cash and cash equivalents	(15,256)	(8,216)

Cash and cash equivalents at beginning of period	21,051	12,655

Cash and cash equivalents at end of period	$5,795	$4,439

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
     The condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 30, 2007. The results of operations for the three and nine month periods ended September 29, 2007 are not necessarily indicative of the results for the year ending December 29, 2007 or any future interim period.
     The Company is not certain whether its current cash and cash equivalents, cash flow expected to be generated from operations and available credit facilities, if any, will be sufficient to meet the Company’s operating requirements, except for the near term and for a period substantially less than 12 months. Although the Company has modified its planned operating requirements and has raised additional capital, the Company’s current cash, cash equivalents, cash flow expected to be generated from operations and available credit facilities, if any, may not be sufficient to meet the Company’s operating requirements, except for the near term and for a period substantially less than 12 months.. These planned requirements include amounts owing to American Medical Systems, Inc. (“AMS”) due to the acquisition of the assets of the aesthetics business of Laserscope (“Laserscope”), a subsidiary of AMS, including the payments for inventory under the product supply agreement (the “Product Supply Agreement”) the Company entered into with Laserscope in connection with the asset acquisition (see Note 11). In addition, for the third fiscal quarter ending September 29, 2007 the Company was not able to satisfy certain restrictive financial covenants contained in its credit facilities with Mid-Peninsula Bank and the Export-Import Bank (the “Lenders”) as well as an affirmative covenant regarding the preparation and delivery of quarterly financial statements within 45 days of quarter end (see Note 4). The Company has received a one-time waiver from Mid-Peninsula Bank with respect to its inability to satisfy the financial covenants contained in its loan agreements with the Lenders for the period ended September 29, 2007, but can provide no assurance that the Lenders will grant any additional future waivers if requested. The Company was also not in compliance with its debt covenants at the ends of its first and second quarters, but it was successful in obtaining a waiver of default for those periods. In the event of noncompliance the Lenders would be entitled to exercise their remedies, under these facilities, which include declaring all obligations immediately due and payable and disposing of the collateral if obligations were not paid.
     In order to address these liquidity issues, the Company plans to, among other things: (i) work towards integrating the aesthetics business as quickly and efficiently as possible and maximizing the potential benefits that may be realized from the acquisition, (ii) modify its planned operations in order to increase our cash flows from operations, and (iii) seek to further restructure or replace its current credit facilities. If these efforts are not successful we may be required to raise additional capital through equity or debt financing, although no such fundraising efforts are currently underway, and there can be no assurance that any such fundraising, if required, could be accomplished on a timely basis, on terms favorable to the Company, or at all. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty
2. Summary of Significant Accounting Policies
     The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 30, 2006 which was filed with the Securities and Exchange Commission on March 30, 2007. During the nine months ended September 29, 2007, the Company has implemented an accounting policy for the valuation of goodwill and intangible assets.
  Revenue Recognition
     Our revenues arise from the sale of laser consoles, delivery devices, disposables and service and support activities. Revenue from product sales is recognized upon receipt of a purchase order and product shipment provided that no significant obligations remain, installation is not required, and collection of the receivables is reasonably assured. Shipments are generally made with Free-On-Board

(FOB) shipping point terms, whereby title passes upon shipment from our dock. Any shipments with FOB receiving point terms are recorded as revenue when the shipment arrives at the receiving point and when any other contingencies are met. Up-front fees received in connection with product sales are deferred and recognized upon the associated product shipments. Revenue relating to extended service contracts is recognized on a straight line basis over the period of the applicable contract term. We recognize repair service revenue upon completion of the work. Cost is recognized as product sales revenue is recognized. The Company’s sales may include post-sales obligations for training or other deliverables. When these obligations are fulfilled after product shipment, the Company recognizes revenue in accordance with the multiple element accounting guidance set forth in Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables.” When the Company has objective and reliable evidence of fair value of the undelivered elements, it defers revenue attributable to the post-sale obligations and recognizes such revenue when the obligation is fulfilled. Otherwise, the Company defers all revenue related to the transaction until all elements are delivered.
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
     Goodwill and purchased intangible assets were initially recorded in the first three months of 2007 in conjunction with the acquisition of the aesthetics business of Laserscope (see Note 3). We have not identified any event since the date of acquisition that would indicate that there has been an impairment in the carrying value of these assets. However, if there are changes in events or circumstances, such as an inability to achieve the cash flows originally expected from the acquisition, which indicate that the recorded value of the intangible assets will not be recovered through future cash flows, or if the fair value of the aesthetics business unit is determined to be less than its carrying value, the Company may be required to record an impairment charge for the intangible assets or goodwill or change the period of expected amortization for the intangible assets.
  Deferred Revenue
     Deferred revenue related to warranty contracts is recognized on a straight line basis over the period of the applicable contract. Cost is recognized as incurred. A reconciliation of changes in the Company’s deferred revenue balances for the nine months ending September 29, 2007 follows:

Nine Months Ended
(in thousands)	September 29, 2007
Balance, beginning of period	$1,415
Additions to deferral through acquisition	1,938
Additions to deferral	6,385
Revenue recognized	(5,761)

Balance, end of period	$3,977

  Warranty
     The Company accrues for an estimated warranty cost upon shipment of products in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” Actual warranty costs incurred have not materially differed from those accrued. The Company’s warranty policy is effective for shipped products which are considered defective or fail to meet the product specifications. Warranty costs are reflected in the statement of operations as a cost of sales. A reconciliation of the changes in the Company’s warranty liability for the nine months ending September 29, 2007 and September 30, 2006 follows:

Nine Months Ended
(in thousands)	September 29, 2007
Balance, beginning of period	$866
Warranty accrual acquired through acquisition	1,771
Accruals for warranty expenses during the period	(153)
Warranty expenses charged to reserve during the period	(302)

Balance, end of period	$2,182

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
     The Company purchased the aesthetics business of former Laserscope from AMS due to its complementary fit with the Company’s existing laser business. Under the terms of the Asset Purchase Agreement, the Company purchased the aesthetics business for the following consideration:

(in thousands)
Cash paid on closing	$26,000
Issuance of common stock	2,014
Post closing adjustment to purchase price	(2,766)
Acquisition costs	3,359

Total purchase price	$28,607

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

(in thousands)
Accounts receivable	$5,309
Finished goods inventory	2,879
Other current assets	311
Property and equipment	681
Intangible assets	16,447
Deferred Revenue	(1,938)
Accrued Warranty	(1,771)
Accrued Liabilities	(3,819)

Fair value of net assets acquired	18,099
Goodwill	10,508

Total purchase price	$28,607

     In addition, the Asset Purchase Agreement signed with AMS calls for a post-close adjustment mechanism which in effect allows for an adjustment to the final purchase price based upon the parties’ agreement to the final closing balance sheet and several other items. The Company has recorded $2.7 million due from AMS as an adjustment to the purchase price as determined under the terms of the Asset Purchase Agreement and based on an agreement with AMS regarding this post close adjustment dated August 14, 2007. The total purchase price recorded has been reduced by $1.8 million in the second quarter, based on a $2.0 million decrease in the estimated purchase price adjustment, less $0.2 million of additional acquisition costs recorded this quarter. As of September 29, 2007, amounts owing to AMS for cash obtained through the acquisition of the foreign subsidiaries, but not included in the Asset Purchase Agreement was $3.9 million. This cash will be netted against the payment of $2.7 million owed to the Company under the post close balance sheet adjustment. Pursuant to the Settlement Agreement reached with AMS, the residual amount of $1.2 million is included in accrued liabilities and will be paid to AMS in weekly installments over the course of the next year. (see Note 11)
     The components of the Company’s intangible assets are as follows (in thousands):

			Gross		Net,
	Useful	Annual	Carrying	Accumulated	Carrying
Intangible Asset Acquired	Lives	Amortization	Value	Amortization	Value
Gemini Handset — Core Technology	10 Years	$299	$2,995	$210	$2,785
Gemini — Current Technology	4 Years	1,282	5,129	901	4,228
Other Products — Current Technology	1 Year	341	341	240	101
Accessories — Current Technology	4 Years	15	62	11	51
Services — Contractual Customer Relationships	10 Years	532	5,318	374	4,945
Contractual Distribution Agreement	5 Years	370	1,848	260	1,588
Trade Name	5 Years	151	754	106	648

		$2,990	$16,447	$2,102	$14,345

     Amortization for technology related intangibles is being recorded in cost of goods sold and amortization for marketing related intangibles is being recorded in selling, general and administrative expense.
     Through this acquisition, the Company plans to increase its sales into the aesthetic laser market and augment its core ophthalmic business with enhanced revenue and marketing opportunities. These factors primarily contributed to a purchase price which resulted in the recording of goodwill. Goodwill of $10.5 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized but will instead be tested for impairment annually or more frequently if certain indicators are present.

     Estimated amortization expense for purchased intangible assets from the acquisition is as follows:

(in thousands)
2007	$2,893
2008	2,723
2009	2,706
2010	2,662
2011	1,413
Thereafter	4,050

Total	$16,447

     On August 14, 2007 the Company signed a Settlement Agreement with Laserscope, amending the original Product Supply Agreement entered into at the time of acquisition, such that the Company would pay AMS $4.1 million to purchase at the end of such agreement, quantities of work-in-process, raw and packaging materials, or spare and replacement parts. The Company believes this commitment as defined will result in the acquisition of material useable in its ordinary course of business through the sale or servicing of aesthetic laser products. (see Note 11) Approximately $3.7 million of this material was not received until mid-October, 2007 and is thus not recorded as of September 29, 2007.
     Supplemental pro forma information that discloses the results of operations for the current interim period and the prior year corresponding period as though the business combination had been completed as of the beginning of the period being reported on is not available because the preparation of the financial statements of the acquired business is not complete.
4. Bank Borrowings
     On January 16, 2007, the Company entered into a Business Loan and Security Agreement with Mid-Peninsula Bank, part of Greater Bay Bank N.A. and Exim Bank. The Credit Agreement provides for an asset-based revolving line of credit of up to $6.0 million (the “Revolving Loans”) and a $6.0 million term loan (the “Term Loan”). Of the Revolving Loans, up to $3.0 million principal amount will be guaranteed by Exim Bank. The Company’s obligations under the Term Loans and the Revolving Loans are secured by a lien on substantially all of the Company’s assets. Interest on the Term Loan and the Revolving Loans is the prime rate as published in the Wall Street Journal, minus 0.5%. Indebtedness outstanding under the Term Loan and the Revolving Loan was $5.3 million and $5.1 million respectively at September 29, 2007. These facilities contain certain financial and other covenants which were amended on April 19, 2007. At March 31, the Company was not in compliance with certain of the financial covenants contained in these agreements.
On April 19, 2007, the Company and Mid-Peninsula Bank entered into amendments to each of the loan agreements. Pursuant to the Amendments, the Company agreed to deposit and maintain $3.8 million in cash in a segregated deposit account with the Lender as collateral in support of the Term Loan and to restrict up to $2.2 million of the combined borrowing base from the Revolving Loans in support of the Term Loan. The parties agreed to eliminate the requirement that the Company maintain a minimum of $3.0 million in aggregate domestic unrestricted cash or marketable securities. In addition, the Lender increased the credit extended by Lender to the Company under the Exim Agreement from $3.0 to $5.0 million; however this increase only resulted in a potential increase in a guarantee by Exim Bank and did not impact the total borrowing availability under the line. In connection with the amendments, the Lender also agreed to a one-time waiver of certain financial covenants contained in the loan agreements for the quarter ended March 31, 2007.
The Company was not in compliance with certain financial covenants contained in the amended loan agreements at the ends of its second fiscal quarter ended June 30, 2007 and its third fiscal quarter ending September 29, 2007. In addition, for both quarter-ends, the Company was in violation of an affirmative covenant regarding the preparation and delivery of quarterly financial statements within 45 days of quarter end. On June 19, 2007, Mid-Peninsula Bank and Export-Import Bank waived the default from the expected non-compliance at June 30, 2007 of the tangible net worth covenant, the minimum debt service ratio and the minimum income covenant. This waiver related only to the breach of financial covenants occurring on June 30, 2007 and did not cover any subsequent breach, should one occur, of the financial covenants contained within the loan agreements. In anticipation of the third quarter violation, Mid-Peninsula Bank and Export-Import Bank on October 19, 2007 waived the default from the expected non-compliance at September 29, 2007 of the tangible net worth covenant, the minimum debt service ratio and the minimum income covenant. This waiver related only to the breach of financial covenants occurring on September 29, 2007 and did not cover any subsequent breach, should one occur, of the financial covenants contained within the loan agreements.

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
5. Inventories
     Inventories are stated at the lower of cost or market and include on-hand inventory, sales evaluation inventory and service loaner inventory. The Company includes evaluation units held for sales within inventories. The Company carries the evaluation units at cost less amortization over their estimated economic life of four years. Amortization related to sales evaluation units is recorded in selling expense and reflects the physical deterioration, usage and obsolescence of the products. Proceeds from the sale of evaluation units are recorded as revenue and all costs incurred to refurbish a system prior to sale are charged to cost of sales.
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

	September 29,	December
(in thousands)	2007	30, 2006
Raw materials and work in progress	$5,243	$4,000
Finished goods	8,007	5,499

Total inventories	$13,250	$9,499

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
     In general, management believes that claims which are pending or known to be threatened, will not have a material adverse effect on the Company’s financial position or results of operations and are adequately covered by the Company’s liability insurance. However, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

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
     During the three months and nine months ended September 30, 2006, options to purchase 2,183,013 shares of common stock at a weighted average exercise price of $5.98 as well as a warrant to purchase 25,000 shares at a weighted average exercise of $6.07 were outstanding but were not included in the computations of diluted net loss per common share because their effect was antidilutive. During the three and nine months ended September 29, 2007, options to purchase 2,070,015 shares at a weighted average exercise price of $5.59 were available as well as a warrant to purchase 25,000 shares of common stock at a weighted average exercise price of $6.07 were outstanding but were not included in the computations of diluted net loss per common share because their effect was antidilutive. These options and warrant could dilute earnings per share in future periods.
     As part of the private placement that closed on August 31, 2007, the Company issued warrants to purchase 600,000 shares of common stock at a price of $0.01 per share. These warrants were outstanding at September 29, 2007, but were not included in the computations of diluted net loss per common share because their effect was antidilutive. These warrants were exercised in full on October 22, 2007.
8. Business Segments
     The Company operates in two reportable segments: the ophthalmology medical device segment and the aesthetics medical device segment. In each segment the Company develops, manufactures, markets and services medical devices. Our revenues arise from the sale of consoles, delivery devices, disposables and service and support activities.
     As used in the table below, direct cost of goods sold includes material, direct labor, and a standard estimated amount for possible future warranty costs. Information on reportable segments for the three and nine months ended September 29, 2007 and September 30, 2006 is as follows:

	Three Months Ended September 29, 2007			Three Months Ended September 30, 2006
	Ophthalmology	Aesthetics		Ophthalmology	Aesthetics
	Medical	Medical		Medical	Medical
(in thousands)	Devices	Devices	Total	Devices	Devices	Total
Sales	$7,865	$5,710	$13,575	$7,954	$1,268	$9,222
Direct cost of goods sold	2,481	2,442	4,923	2,444	560	3,004

Direct gross margin	5,384	3,268	8,652	5,510	708	6,218
Total unallocated indirect costs			(9,890)			(7,522)
Pre-tax income (loss)			$(1,238)			$(1,304)

	Nine Months Ended September 29, 2007			Nine Months Ended September 30, 2006
	Ophthalmology	Aesthetics		Ophthalmology	Aesthetics
	Medical	Medical		Medical	Medical
	Devices	Devices	Total	Devices	Devices	Total
Sales	$23,443	$17,947	$41,390	$23,175	$3,694	$26,869
Direct cost of goods sold	6,991	9,153	16,144	7,186	1,718	8,904

Direct gross margin	16,452	8,794	25,246	15,989	1,976	17,965
Total unallocated indirect costs			(31,747)			(20,238)
Pre-tax income (loss)			$(6,501)			$(2,273)

     Indirect costs of manufacturing, research and development, marketing and selling, and general and administrative costs are not allocated to the segments.
     The Company’s assets and liabilities are not evaluated on a segment basis. Accordingly, no disclosure of segment assets and liabilities is provided.

9.	Stock-based Compensation
  Stand-Alone Options
     In February 2007, the Compensation Committee of the Company’s Board of Directors approved the granting of up to 235,000 non-qualified stock options, outside of the Company’s existing stock plans, to a total of 54 new employees, both domestic and international, hired in connection with the Company’s acquisition of the assets of the aesthetics business of Laserscope. These options were granted as of February 28, 2007 at an exercise price of $10.06 per share. As of September 29, 2007 106,000 of these options have been cancelled leaving 129,000 options outstanding.
     The following assumptions were used to calculate the fair value as of February 28, 2007:

Expected life	4.5 years
Interest rate	4.5%
Volatility rate	0.59
     The following table shows the pre-tax stock-based compensation expense recognized during the quarter and included in the Consolidated Statements of Operations for the three and nine month periods ended September 29, 2007 and July 1, 2006:

	Three months ended		Nine months ended
	September 29,	September 30,	September 29,	September 30,
(in thousands)	2007	2006	2007	2006
Cost of sales	$36	$28	$105	$95
Research and development	35	67	147	188
Sales, general and administrative	222	331	781	1,077

	$293	$426	$1,033	$1,360

10. Subsequent Events
Appointment of Independent Registered Public Accounting Firm
On October 2, 2007 the Company announced the appointment of Burr, Pilger & Mayer LLP (BPM) as the Company’s new independent auditor effective that date. BPM, an independent registered public accounting firm, was approved by the Audit Committee of the Company’s Board of Directors following the evaluation of audit proposals and discussions with several public accounting firms. BPM replaces PricewaterhouseCoopers LLP.
Resignation of CEO and Appointment of CEO
     On October 16, 2007, subsequent to the three month period covered by this Quarterly Report on Form 10-Q, Barry G. Caldwell resigned as the Company’s President and Chief Executive Officer and as a member of the Company’s Board of Directors (the “Board”), effective as of such date.
     On October 16, 2007, the Board appointed Theodore A. Boutacoff, age 60, to serve as the Company’s President and Chief Executive Officer. Mr. Boutacoff currently serves as the Chairman of the Board and had served as senior principal advisor to the Company’s Chief Executive Officer since 2005. Mr. Boutacoff co-founded the Company and served as its President and Chief Executive Officer from February 1989 to July 2005 and has been a member of its Board since February 1989.
11. AMS Settlement
     On August 14, 2007, the Company, AMS and Laserscope (collectively the “Parties”), entered into a Settlement Agreement (the “Settlement Agreement”). The Parties entered into the Settlement Agreement to document their full and final agreement as to the amount of the adjustment contemplated by Section 1.5 of the Asset Purchase Agreement, by and among AMS, Laserscope and the Company, dated November 30, 2006 (the “Purchase Agreement”); to amend the Product Supply Agreement, between Laserscope and the Company, dated January 16, 2007 (the “Product Supply Agreement”); and to set forth the Parties’ mutual understanding as to certain other matters.

     The Settlement Agreement provides that, pursuant to Section 1.5 of the Purchase Agreement, the Company will make an additional payment to AMS of approximately $1.2 million, which will be the sole and final adjustment to the purchase price and will be paid in equal weekly installments of $22,115 that began on August 16, 2007 and will continue over the course of the next year. This $1.2 million amount reflects the net amount owed by the Company to AMS after taking into account the $3.9 million in cash obtained through the Company’s acquisition of Laserscope’s foreign subsidiaries, which was not included in the original purchase price, net of $2.7 million owed to the Company by AMS pursuant to the purchase price adjustment provisions of the Purchase Agreement.
     In addition, the Settlement Agreement modified and amended certain terms of the Product Supply Agreement, including among others: (a) agreement upon the current and future products to be built and delivered by Laserscope to the Company and the payment terms relating thereto; (b) allocation of and pricing and delivery terms relating to inventory parts to be sold by Laserscope to the Company and agreement on a payment plan for currently outstanding invoices, which included two weekly payments of $100,000 each for the last two weeks of August 2007, increasing to $150,000 per week for four weeks in September 2007 and (c) agreement upon acceleration of certain of these payments to be made by the Company to AMS in the event that the Company increases its borrowing capacity to more than $12,000,000 under any credit facility that is senior to the Company’s payment obligations under the Settlement Agreement. Under the terms of the Settlement Agreement, the Company agreed to payments totaling $4,059,557 in respect of certain inventory and service parts to be purchased from AMS following termination of the Product Supply Agreement. This sum is to be paid in 39 weekly installments of $110,185 including an interest charge of 10% per annum beginning on January 3, 2008. This sum is in settlement of potential payments of up to $9 million for inventory from AMS following the scheduled termination of the Product Supply Agreement in October 2007.
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
12. Recent Accounting Pronouncements
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to levels of future sales and operating results; broadening our product line through product innovation;: market acceptance of our products; expectations for future sales growth, generally, including expectations of additional sales from our new products and new applications of our existing products; our ability to integrate the newly acquired aesthetics business into our core business successfully and in a timely manner; the potential for production cost decreases and higher gross margins; our ability to develop and introduce new products through strategic alliances; our ability to reduce spending, including a reduction in the use of contractors and consultants ; levels of interest income and expense; expectations regarding our effective tax rate; continued receipt of payments from the Synergetics Settlement; general economic conditions; levels of international sales and our current liquidity, ability to obtain additional financing and impact of concern regarding our ability to generate sufficient cash flow to continue as a going concern; the potential to record an impairment charge to goodwill and intangible assets and effects of recent accounting pronouncements on our financial position. In some cases, forward-looking statements can be identified by terminology, such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including as a result of the factors set forth under “Factors That May Affect Future Operating Results” and other risks detailed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2007 and detailed from time to time in our reports filed with the Securities and Exchange Commission. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report on Form 10-Q. We undertake no obligation to update such forward-looking statements to reflect events or circumstances occurring after the date of this report.
Overview
     IRIDEX Corporation is a leading worldwide provider of therapeutic based laser systems and delivery devices used to treat eye diseases in ophthalmology and skin conditions in aesthetics. Our products are sold in the United States predominantly through a direct sales force and internationally through approximately 97 independent distributors into 107 countries. In the U.K. and France we directly sell, market, and service our aesthetics product line.
     Our ophthalmology revenues arise from the sale of our IRIS Medical OcuLight and IQ810 Laser Systems, delivery devices, disposables and revenues from service and support activities. Our current family of OcuLight systems includes the IRIS Medical OcuLight Symphony, OcuLight SL, OcuLight SLx, OcuLight TX, OcuLight GL and OcuLight GLx laser photocoagulation systems as well as the IQ810 laser. We also produce the Millennium Endolase module which is sold exclusively to Bausch & Lomb and incorporated into their Millennium Microsurgical System.
     Our aesthetic revenues arise from the sale of our IRIDEX VariLite and DioLite 532 laser systems as well as Laserscope aesthetic products including: the Gemini(TM) Laser System, Venus-i(TM) Laser Systems, Lyra-i(TM) Laser System, Aura-i(TM) Laser System featuring StarPulse(TM) and Solis IPL System. Laserscope’s delivery devices include VersaStat i, SmartScan Plus, SmartScan(TM), CoolSpot(TM), Dermastats(TM) and MicronSpot(TM), Dermastats.
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
     We believe that our future growth in revenue will be based upon the successful implementation of our strategy in these areas: : (i) successfully integrating the newly acquired aesthetics business into our core Iridex laser business, (ii) leveraging our core business and increasing recurring revenues, and (iii) broadening our product lines through product innovation.
Resignation of CFO
     On July 5, 2007, Meryl A. Rains, who commenced service as the Company’s Chief Financial Officer on February 5, 2007, notified the Company that she was resigning as the Company’s Chief Financial Officer, effective as of July 20, 2007. The Company has hired an interim Chief Financial Officer to serve while the Company works to identify and hire a permanent Chief Financial Officer.

Resignation of CEO and Appointment of CEO
     On October 16, 2007, subsequent to the three month period covered by this Quarterly Report on Form 10-Q, Barry G. Caldwell resigned as the Company’s President and Chief Executive Officer and as a member of the Company’s Board of Directors (the “Board”), effective as of such date.
     On October 16, 2007, the Board appointed Theodore A. Boutacoff, age 60, to serve as the Company’s President and Chief Executive Officer. Mr. Boutacoff currently serves as the Chairman of the Board and had served as senior principal advisor to the Company’s Chief Executive Officer since 2005. Mr. Boutacoff co-founded the Company and served as its President and Chief Executive Officer from February 1989 to July 2005 and has been a member of its Board since February 1989.
Results of Operations
     The following table sets forth certain operating data as a percentage of sales for the periods included.

	Three Months Ended		Nine Months ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	54.4%	47.2%	56.6%	48.7%

Gross profit	45.6%	52.8%	43.4%	51.3%

Operating expenses:
Research and development	9.7%	16.3%	11.2%	14.7%
Sales, general and administrative	43.6%	52.7%	52.5%	47.1%

Total operating expenses	53.3%	69.0%	63.7%	61.8%

Loss from operations	(7.8)%	(16.1)%	(20.3)%	(10.5)%
Interest and other expense, net	(1.3)%	2.0%	4.6%	2.0%

Loss before income taxes	(9.1)%	(14.1)%	(15.7)%	(8.5)%
Benefit from income taxes	0.0%	(1.7)%	0.0%	1.1%

Net loss	(9.1)%	(12.4)%	(15.7)%	(7.4)%

     The following table sets forth for the periods indicated the amount of sales for our operating segments and sales as a percentage of total sales of medical devices for the ophthalmology and aesthetics segments.

	Three Months Ended				NineMonths Ended
	September 29, 2007		September 30, 2006		September 29, 2007		September 30, 2006
		Percentage		Percentage		Percentage		Percentage
		of total		of total		of total		of total
(dollars in thousands)	Amount	sales	Amount	sales	Amount	sales	Amount	sales
Domestic	$7,200	53.0%	$5,699	61.8%	$22,256	53.8%	$16,126	60.0%
International	6,375	47.0%	3,523	38.2%	19,134	46.2%	10,743	40.0%

Total	$13,575	100.0%	$9,222	100.0%	$41,390	100.0%	$26,869	100.0%

	Three Months Ended				Nine Months Ended
	September 29, 2007		September 30, 2006		September 29, 2007		September 30, 2006
		Percentage		Percentage		Percentage		Percentage
		of total		of total		of total		of total
(dollars in thousands)	Amount	sales	Amount	sales	Amount	sales	Amount	sales
Ophthalmology:
Domestic	$4,490	33.0%	$4,803	52.1%	$13,458	32.5%	$13,441	50.0%
International	3,374	24.9%	3,151	34.2%	9,984	24.1%	9,734	36.2%

Total	$7,864	57.9%	$7,954	86.3%	$23,442	56.6%	$23,175	86.2%

Aesthetics:
Domestic	$2,710	20.0%	$896	9.7%	$8,798	21.3%	$2,685	10.0%
International	3,001	22.1%	372	4.0%	9,150	22.1%	1,009	3.8%

Total	$5,711	42.1%	$1,268	13.7%	$17,948	43.4%	$3,694	13.8%

Ophthalmology and Aesthetics Sales Overview:
     We manage and evaluate our business in two segments – ophthalmology medical devices and aesthetic medical devices. We further break down these segments by geography—Domestic (United States) and International (the rest of the world). In addition, within ophthalmology, we review trends by laser system sales (consoles and delivery devices) and recurring sales (single use disposable probes, (EndoProbe Handpieces) and service.) The newly acquired Laserscope aesthetics business is included in the aesthetic segments.
     Total sales increased by 47.2% to $13.6 million for the three months ended September 29, 2007 from $9.2 million for the three months ended September 30, 2006. Domestic sales, which represented 53.0% of total sales, increased 26.3% to $7.2 million for the three month period ended September 29, 2007 from $5.3 million for the three months ended September 30, 2006. The increase in domestic sales was the result of a $1.3 million increase in domestic service revenue largely attributable to the newly acquired Laserscope business and a $0.2 million increase in domestic ophthalmology revenue largely related to an increase in disposable probe revenue. International sales, which represented 47.0% of total sales, increased 81.0% to $6.4 million for the three month period ended September 29, 2007 from $3.5 million for the three months ended September 30, 2006. The increase in international sales was the result of a $2.0 million increase in international aesthetic revenue and a $0.6 million increase in international service revenue largely attributable to the newly acquired Laserscope aesthetics business and a $0.2 million increase in international ophthalmology equipment revenue.
     Total sales increased by 54.0% to $41.4 million for the nine months ended September 29, 2007 from $26.9 million for the nine months ended September 30, 2006. Domestic sales, which accounted for 53.8% of total sales, increased 38.0% to $22.3 million for the nine months ended September 29, 2007 from $16.1 million for the nine months ended September 30, 2006. The increase in domestic sales resulted primarily from an increase of $2.8 million in domestic systems revenue and an increase of $3.3 million in domestic service revenue both attributable to the Laserscope acquisition. International sales, which represented 46.2% of total sales, increased 78.1% to $19.1 million for the nine month period ended September 29, 2007 from $10.7 million for the nine month period ended September 30, 2006. The increase in international sales resulted mainly from an increase of $8.1 million in international aesthetics revenue largely attributable to the newly acquired Laserscope aesthetics business.
Ophthalmology Sales
     Total ophthalmology sales remained at $7.9 million for the three month periods ended September 29, 2007 and September 30, 2006. For the three month period ended September 29, 2007, domestic ophthalmology sales decreased 6.5% to $4.5 million from $4.8 million for the three months ended September 30, 2006. This decrease was attributed to a 12.5% decrease in ophthalmology systems revenue, a 51.8% decrease in OEM revenue and a 12.9% increase in disposable probe revenue. International ophthalmology systems sales for the three month period ended September 29, 2007 increased 7.1% to $3.4 million, from $3.2 million for the three months ended September 30, 2006.
     For the nine months ended September 29, 2007, total ophthalmology sales increased 1.2% to $23.4 million from $23.2 million for the nine months ended September 30, 2006. During this period, domestic ophthalmology sales remained at $13.4 million for the nine month periods ended September 29, 2007 and September 30, 2006. International ophthalmology sales increased 2.6% for the nine month period ended September 29, 2007 to $10.0 million from $9.7 million for the nine months ended September 30, 2006, reflecting increases in systems and disposables revenues, offset by decreased service revenue.
Aesthetic Sales
     Total aesthetic sales increased $4.4 million from $1.3 million for the three month period ended September 30, 2006 to $5.7 million for the three month period ended September 29, 2007. Domestic aesthetic sales increased to $2.7 million for the three month period ended September 29, 2007 from $0.9 million for the three month period ended September 30, 2006. International aesthetic sales increased $2.6 million from $0.4 million for the three month period ended September 30, 2006 to $3.0 million for the three month period ended September 29, 2007. The increase in domestic aesthetic sales was the result of a $0.6 million increase in domestic systems revenue and a $1.2 million increase in domestic service revenue largely attributable to the newly acquired Laserscope business. The increase in international aesthetics sales was the result of a $2.0 million increase in international systems revenue and a $0.6 million increase in international service revenue largely attributable to the newly acquired Laserscope aesthetics business.
     For the nine months ended September 29, 2007 aesthetics sales increased to $17.9 million from $3.7 million for the nine months ended September 30, 2006. Domestic aesthetics sales increased to $8.8 million for the nine months ended September 29, 2007 from $2.7 million for the nine months ended September 30, 2006. The increase in domestic aesthetics sales was the result of a $2.8 million increase in domestic systems revenue and a $3.8 million increase in domestic service revenue largely attributable to the newly acquired Laserscope business. International aesthetics sales increased to $9.1 million for the nine months ended September 29, 2007 from $1.0 million for the corresponding period in 2006. The increase in international aesthetics sales was the result of a $7.0 million increase in international systems revenue and a $1.2 million increase in international service revenue largely attributable to the newly acquired Laserscope business.
Gross Margin
     For the three months ended September 29, 2007, gross profit increased by $1.3 million to $6.2 million compared to $4.9 million for the three months ended September 30, 2006. Gross profit as a percentage of sales for the three months ended September 29, 2007 decreased from 52.8% to 45.6% for the corresponding prior year three month period, a decrease of 7.2%.
     Cost of sales in the current period included $0.5 million of amortization expense for intangible assets acquired in the Laserscope purchase. This cost, which was not incurred in the year ago period, reduced gross margins by approximately 4.6%. Increased costs of service, including increased expenses for the expanded field service organization, increased costs by approximately 2.3%. The remainder of the increase in cost of sales resulted from integration costs for the Laserscope product line (approximately 0.3%).
     For the nine months ended September 29, 2007, gross profit increased by $4.2 million to $18.0 million from $13.8 million for the nine months ended September 30, 2006. Gross profit as a percentage of sales for the nine months ended September 29, 2007 decreased from 51.3% to 43.4% for the corresponding prior year nine month period, a decrease of 7.9%.
     Cost of sales in the current nine-month period included $1.4 million of amortization expense for intangible assets acquired in the Laserscope purchase. This cost, which was not incurred in the year ago period, reduced gross margins by approximately 3.4%. Increased costs of service, including increased expenses for the expanded field service organization, increased costs by approximately 2.7%. The remainder of the increase in cost of sales resulted from integration costs for the Laserscope product line (approximately 1.9%).
     Our margin improvement efforts currently are focused on achieving planned manufacturing cost efficiencies from integration of the Laserscope products within our existing manufacturing capacity. Integration is expected to be completed by the end of the current fiscal year. Following such integration, we expect to realize reduced cost of sales for our Laserscope products. Overall, gross margins as a percentage of sales will continue to fluctuate due to the product mix of sales, costs associated with future product introductions, changes in the relative proportions of domestic and international sales, manufacturing integration activities, and a variety of other factors. See “—Factors That May Affect Future Results—Our Operating Results May Fluctuate from Quarter to Quarter and Year to Year” in Item 1A of Part II, of this report.
Research and Development
     Research and development includes the cost of research and product innovation efforts. Research and product innovation expenses decreased by 12.4% to $1.3 million, or 9.7% of net sales, in the third quarter of 2007 from $1.5 million, or 16.3% of net sales, in the third quarter of 2006. The decrease in spending in the third quarter of 2007 in comparison to the third quarter of 2006 was mainly due to the decrease of project spending of $0.3 million. The decrease in R&D spending as a percentage of sales in the third quarter of 2007 was due to the increased sales levels in 2007 largely attributable to the Laserscope acquisition.
     For the nine months ended September 29, 2007 research and development expenses increased 17.2% to $4.6 million from $4.0 million for the nine months ended September 30, 2006. As a percentage of sales, research and development expense decreased to 11.2% for the nine months ended September 29, 2007 from 14.7% for the nine months ended September 30, 2006. The increase in research and development expense in absolute dollars for the nine month period ended September 29, 2007 was due primarily to $0.4 million in increased salaries, benefits and recruiting and relocation expenses and $0.3 million of increased consulting and temporary help associated with development efforts.
Selling, General and Administrative
     Selling, general and administrative expense increased in the third quarter of 2007 by approximately $1.1 million to approximately $5.9 million or 43.6% of net sales from approximately $4.8 million or 52.7% of net sales in the third quarter of 2006. The increase related primarily to higher salary and commission expense due to increased headcount and associated selling expenses of $0.9 million, $0.3 million for amortization of intangibles associated with the Laserscope aesthetics business acquisition, and $0.1 million for other marketing expenses. An additional $0.6 million of selling, general and administrative expense, including compensation expense, was incurred in the two acquired Laserscope entities in France and the United Kingdom. General and administrative expense in the U.S. decreased $0.8 million related to decreased spending on legal expenses and business development projects and was offset by increases in consulting and temporary help expenses. We are planning to reduce the overall level of selling, general and administrative spending in future quarters through reduced spending programs and a reduction in the use of consultants and contractors, although we will incur additional costs to meet the requirements of the Sarbanes-Oxley Act of 2002.
     For the nine months ended September 29, 2007 selling, general and administrative expense increased 71.8% to $21.7 million from $12.7 million for the nine months ended September 30, 2006. This increase in selling, general and administrative expense for the nine month period ended September 29, 2007 was due primarily to $3.0 million in increased aesthetic related selling expense associated with increased headcount including salaries, commissions, travel and entertainment and employee related expenses, $1.0 million for increased aesthetics related marketing programs, $0.4 million of increased salary and employee related costs associated with additional marketing headcount, amortization expense of $0.7 million associated with marketing intangibles, $0.8 million associated with increased fees for consultants and contractors, $0.3 million of increased audit, accounting, payroll and tax services and was offset by decreases of $0.4 million in legal expenses and $0.2 million in stock compensation expenses. In addition, the acquisition of the two Laserscope entities in France and the United Kingdom contributed $2.4 million to the 2007 selling, general and administrative spending increase.
Amortization of Purchased Intangibles
     In the first quarter of 2007, we completed the acquisition of the aesthetics business from Laserscope. In the third quarter of 2007 we recorded $0.8 million of amortization expense related to the acquisition of intangible assets acquired from Laserscope. Of this total, $0.5 million was allocated to cost of goods sold, since it relates to product technology intangibles, and the remaining $0.3 million of marketing amortization expense was recorded in selling, general and administrative expenses. We expect to record quarterly amortization expense at these levels for the remaining fourth quarter of 2007.
Goodwill and purchased intangible assets were initially recorded in the first three months of 2007 in conjunction with the acquisition of the aesthetics business of Laserscope (see Note 3 of the Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this report). We did not identify any event since the date of acquisition that would indicate that there has been an impairment in the carrying value of these assets. However, if there are changes in events or circumstances, such as an inability to achieve the cash flows originally expected from the acquisition, which indicate that the recorded value of the intangible assets will not be recovered through future cash flows, or if the fair value of the aesthetics business unit is determined to be less than its carrying value, the Company may be required to record an impairment charge for the intangible assets or goodwill or change the period of expected amortization for the intangible assets.
Interest and Other (Expense) Income, Net
     For the three months ended September 29, 2007 we recorded net other expense of $0.2 million as compared with net other income of $0.2 million for the three months ended September 30, 2006. For the nine months ended September 29, 2007 we recorded net other income of $1.9 million as compared with the net other income of $0.5 million for the nine months ended September 30, 2006. Interest and Other Expense in the nine months ended September 29, 2007, consisted of $2.5 million of other income associated with a settlement of legal claims related to patent infringement with Synergetics offset by interest expense on bank debt. For the three and nine months ended September 30, 2006 the change in net other income was primarily due to increased interest rates and to increased cash, cash equivalents and available for sale securities. We do not expect to earn material amounts of interest income in the near future and instead expect to incur net interest expense related to our credit facility.
Income Taxes
     Significant components affecting the effective tax rate include pre-tax net income or loss, changes in valuation allowance, federal and state R&D tax credits, income from tax-exempt securities, the state composite tax rate and recognition of certain deferred tax assets subject to valuation allowance. The effective income tax rate for the three and nine month period ending September 30, 2006 was 12.3% and 12.9% respectively. The change in the effective tax rate was driven primarily by the accounting for certain benefits associated with stock compensation expense commencing in 2006. In 2007 we do not anticipate recording a tax provision.
Liquidity and Capital Resources
     The Company expects that its current cash and cash equivalents, cash flow expected to be generated from operations and available credit facilities, if any, may not be sufficient to meet the Company’s operating requirements, except for the near term and for a period substantially less than 12 months. Unless the Company is able to modify its planned operating requirements and raise additional capital, the Company’s current cash and cash equivalents, cash flow expected to be generated from operations and available credit facilities, if any, may not be sufficient to meet the Company’s operating requirements, except for the near term and for a period substantially less than 12 months. In order to address these liquidity issues, the Company plans to, among other things: (i) work towards integrating the aesthetics business as quickly and efficiently as possible and maximizing the potential benefits that may be realized from the acquisition, (ii) modify its planned operations in order to increase our cash flows from operations, and (iii) seek to further restructure or replace its current credit facilities. If these efforts are not successful we may be required to raise additional capital through equity or debt financing, although no such fundraising efforts are currently underway, and there can be no assurance that any such fundraising, if required, could be accomplished on a timely basis, on terms favorable to the Company, or at all.
     Generally, the Company’s principal sources of liquidity are cash from operations and borrowings under our credit facility. As of September 29, 2007 we had $5.8 million of cash and cash equivalents and $3.8 million of restricted cash pursuant to our bank agreements. Under our credit facility, the restricted cash balances may not be used to fund our operating requirements. During the nine months ended September 29, 2007, our cash and cash equivalents decreased by approximately $15.2 million, which included transferring $3.8 million from cash to restricted cash status. The remainder of the decrease is primarily due to acquisition related payments, partially offset by financing activities. In the first nine months of 2007, cash used by operations was $1.7 million. Significant changes in working capital accounts were:
•	a $3.9 million decrease in accounts receivable;

•	a $4.1 million decrease in inventory;

•	a $1.7 million increase in accounts payable, and

•	a $2.1 million increase in accrued expenses.
     The Company’s $6.5 million loss for the nine months ended September 29, 2007 was largely offset by $4.1 million of non-cash expenses, a $1.8 million increase in inventory and accounts receivable reserves, and a net change in balances of $1.1 million, resulting in cash used by operating activities of approximately $1.7 million.
     Cash flow used in investing activities in the first nine months of 2007 was $27.9 million, primarily related to the acquisition of the aesthetics business of Laserscope. Cash flows from financing activities included $10.4 million from the draw-down of our current credit facility and $5.0 million from the issuance of preferred stock in August 2007.
     Our cash balance at September 29, 2007 includes $3.9 million of cash that is owed to Laserscope for cash obtained through the acquisition of the foreign subsidiaries, but was not included in the asset purchase agreement. This amount will be netted against the payment of $2.7 million owed to the Company by AMS under the post close balance sheet adjustment. Pursuant to the Settlement Agreement reached with AMS, the residual amount of $1.2 million will be paid to AMS in 52 weekly installments that began in August, 2007.
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
     The Settlement Agreement provides that, pursuant to Section 1.5 of the Purchase Agreement, the Company will make an additional payment to AMS of approximately $1.2 million which will be the sole and final adjustment to the purchase price and will be paid in 52 equal weekly installments of $22,115 that began on August 16, 2007 and will continue over the course of the next year. This $1.2 million amount reflects the net amount owed by the Company to AMS after taking into account the $3.9 million in cash obtained through the Company’s acquisition of Laserscope’s foreign subsidiaries, which was not included in the original purchase price, net of $2.7 million owed to the Company by AMS pursuant to the purchase price adjustment provisions of the Purchase Agreement.

     In addition, the Settlement Agreement modified and amended certain terms of the Product Supply Agreement, including, among others: (a) agreement upon the current and future products to be built and delivered by Laserscope to the Company and the payment terms relating thereto; (b) allocation of and pricing and delivery terms relating to inventory parts to be sold by Laserscope to the Company and agreement on a payment plan for currently outstanding invoices, which included two weekly payments of $100,000 each for the last two weeks of August 2007, increasing to $150,000 per week for four weeks in September 2007; and (c) agreement upon acceleration of certain of these payments to be made by the Company to AMS in the event that the Company increases its borrowing capacity to more than $12,000,000 under any credit facility that is senior to the Company’s payment obligations under the Settlement Agreement. Under the terms of the Settlement Agreement, the Company agreed to pay AMS $4,059,557 for certain inventory and service parts to be purchased from AMS following termination of the Product Supply Agreement In October 2007. This sum is to be paid in 39 weekly installments of $110,185 which includes an interest charge of 10% per annum beginning on January 3, 2008. This $4.1 million is being paid as a settlement of potential payments required to be made by the Company to AMS of up to $9 million for inventory to be delivered to the Company by AMS following the scheduled termination of the Product Supply Agreement in October 2007. The Company believes that entering into the Settlement Agreement will (a) provide certainty with respect to its future payment obligations to Laserscope under the Purchase Agreement and Product Supply Agreement, (b) facilitate the Company’s restructuring of its planned operating requirements, and (c) allow the Company to enhance its liquidity and capital reserves relative to its future capital needs. — (see Note 11 of the Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this report.)
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
     On August 31, 2007, the Company raised $5.0 million in gross proceeds via a private placement conducted with BlueLine Partners. Net proceeds after transaction expenses were approximately $4.9 million.
     As of September 29, 2007, the Company was not able to satisfy certain restrictive financial covenants contained in its credit facilities with Mid-Peninsula Bank and the Export-Import Bank (the “Lenders”) as well as an affirmative covenant regarding the preparation and delivery of quarterly financial statements within 45 days of quarter end (see Note 4 of the Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this report). The Company has received a one-time waiver from Mid-Peninsula Bank with respect to its inability to satisfy the financial covenants contained in its loan agreements with the Lenders for the period ended September 29, 2007, but can provide no assurance that the Lenders will grant any additional future waivers if requested. The Company was also not in compliance with its debt covenants at the ends of its first and second quarters, but it was successful in obtaining waivers of default for those periods. In the event of noncompliance the Lenders would be entitled to exercise their remedies, under these facilities, which include declaring all obligations immediately due and payable and disposing of the collateral if obligations were not paid. The Company has modified planned operations in order to increase cash flows from operations, and recently raised $4.9 million in additional capital through an equity financing completed in August 2007 in order to enhance liquidity. However, there can be no assurances that the Company will be successful in its efforts to increase cash flows or that any additional capital raised through debt or equity financings will be available on favorable terms or at all. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Currency Rate Risk.
     Historically, we have denominated our sales both domestically and internationally in US dollars. With the acquisition of the Laserscope aesthetics business we have acquired two foreign subsidiaries that make sales and incur the majority of their expenses in their local currencies. These subsidiaries operate in France and the United Kingston and their currencies are the Euro and Pounds Sterling respectively. Monthly income and expense from these operations are translated using average rates and balance sheets are translated using month end rates. Differences are recorded within stockholders’ equity as a component of accumulated other comprehensive income (loss) or to the statement of operations, as applicable. As our revenues denominated in currencies other than the dollar increase, we have an increased exposure to foreign currency rate risk. Based on our overall exposure for foreign currency at September 29, 2007, a hypothetical 10% change in foreign currency rates would not have a material impact on our net sales and operating expenses. We may elect to mitigate this rate risk, in part or in whole, through the purchase of forward currency contracts.
Item 4T. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     Our management evaluated, with the participation of our Chief Executive Officer (CEO), our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13A-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “‘34 Act”), as of the end of the period covered by this report. Based on that evaluation and as a result of the material weakness in our internal controls over financial reporting discussed below, the CEO in his capacity as both principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.
     Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in our reports filed under the ‘34 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Internal control procedures, which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and its transactions are properly recorded and reported, are intended to permit the preparation of our financial statements in conformity with generally accepted accounting principles. To the extent that elements of our internal control over financial reporting are included within our disclosure controls and procedures, they are included in the scope of our quarterly controls evaluation.
     A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management determined that the following control deficiencies constitute a material weakness in our internal control over financial reporting as of September 29, 2007.
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
(b) Changes in Internal Controls
     There were no changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, the Company’s Chief Financial Officer, who joined the Company in February 2007, resigned effective July 20, 2007.
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
     Other than the above, management believes that claims which are pending or known to be threatened, will not have a material adverse effect on the Company’s financial position or results of operations and are adequately covered by the Company’s liability insurance. However, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.
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
          We raised approximately $4.9 million in net proceeds via a private placement conducted with BlueLine Partners which closed on August 31, 2007.
     However, it remains unclear whether our current cash and cash equivalents, cash flow expected to be generated from operations and available credit facilities, if any, will be sufficient to meet the Company’s operating requirements, except for the near term and for a period substantially less than 12 months. Although we have modified our planned operating requirements and raised additional capital, our current cash and cash equivalents, cash flow expected to be generated from operations and available credit facilities, if any, may not be sufficient to meet our planned operating requirements, except for the near term and for a period substantially less than 12 months. Our concerns about our ability to satisfy our liquidity requirements are primarily a result of our current operating performance, as well as our continuing losses, negative cash flows and current liquidity in relation to future obligations, including our obligations to make payments to certain vendors and to Laserscope under the Settlement Agreement and Product Supply Agreement and our inability to satisfy certain covenants under our loan agreement with Mid-Peninsula Bank, part of Greater Bay Bank N.A., and the Export-Import Bank (the “Lenders”) as of September 29, 2007 and our potential inability to satisfy the covenants contained in these agreements, as amended, in the future.
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
     In addition, as of March 31, 2007, we were not able to satisfy certain restrictive covenants contained in our credit facilities with the Lenders. On April 19, 2007, we entered into amendments with the Lenders pursuant to which, (i) we agreed to deposit and maintain $3.8 million in cash in a segregated deposit account with the Lenders as collateral in support of our term loan and to restrict up to $2.2 million of the combined borrowing base from our line of credit in support of the term loan, and (ii) the parties agreed to eliminate the requirement that we maintain a minimum of $3.0 million in aggregate domestic unrestricted cash or marketable securities. The Lenders also agreed to increase the credit extended to the Company under the agreement with the Export-Import Bank from $3.0 to

$5.0 million. In connection with these amendments, Mid-Peninsula Bank agreed to a one-time waiver of certain financial covenants contained in the loan agreements with the Mid-Peninsula Bank. As of June 30, 2007, we were again not able to satisfy certain restrictive covenants contained in our credit facilities with the Lenders, but Mid-Peninsula Bank agreed to a an additional one-time waiver of certain financial covenants contained in the loan agreements with the Mid-Peninsula Bank. As of September 29, 2007, we were again not able to satisfy certain restrictive covenants contained in our credit facilities with the Lenders, but Mid-Peninsula Bank agreed to a an additional one-time waiver of certain financial covenants contained in the loan agreements with the Mid-Peninsula Bank. These one-time waivers do not apply to any other potential future breaches of any of the financial covenants by the Company contained in the agreements with the Lenders. Compliance with the financial covenants for which such waiver was obtained is evaluated on a quarterly basis and the Lenders may not be willing to grant additional waivers if we fail to comply with restrictive covenants in the future.
     If we default on these credit facilities and the Lenders exercise their remedies, this will further contribute to the difficulties we expect to face in meeting our near- and long-term liquidity requirements. Our obligations under these credit facilities are secured by a lien on substantially all of the Company’s assets. We currently have drawn down $10.4 million under this credit facility which is the full amount currently available, and, given our current financial status, we currently do not expect to be able to satisfy the restrictive covenants relating to these facilities as of December 29, 2007. In the event of default by the Company with the covenants under these facilities, the Lenders would be entitled to exercise their remedies, which include declaring all obligations immediately due and payable and disposing of the collateral if obligations were not paid. Although we entered into amendments to the loan agreements with the Lenders in order to enhance our ability to comply with the restrictive covenants contained therein, we cannot assure you that will be able to comply with these covenants in the future and do not expect to be in compliance as of the end of the fiscal year ending December 29, 2007 — (see Note 4 of Notes to Consolidated Financial Statements in Item 1 of Part I of this report for more information regarding these credit facilities).
     In order to address our liquidity issues, we plan to, among other things: (i) work towards integrating the aesthetics business as quickly and efficiently as possible and maximizing the potential benefits that may be realized from the acquisition, (ii) modify our planned operations in order to increase our cash flows from operations, and (iii) seek to further restructure or replace our current credit facilities.
     We cannot assure you that we will be successful in these efforts. If we are unsuccessful in these efforts, we may have to suspend or cease operations or seek to raise additional capital through equity or debt financing, although no such fundraising efforts are currently underway, and there can be no assurance that any such fundraising, if required, could be accomplished on a timely basis, on terms favorable to the Company, or at all. It would be expected that any such financing, if completed, would likely significantly dilute our stockholders’ equity holdings.
     We Have More Indebtedness and Fewer Liquid Resources After the Acquisition of the Aesthetics Business of Laserscope, Which Has Adversely Affected Our Cash Flows and Business.
     In order to complete the Laserscope aesthetics business acquisition, we entered into financing arrangements that provide for a $6.0 million term loan and a revolving credit line of up to $6.0 million. We had no debt outstanding at December 30, 2006. We had $11.9 million outstanding on January 17, 2007 when the acquisition of the aesthetics business of Laserscope was consummated. We also used the majority of our liquid resources to finance the acquisition of the aesthetics business of Laserscope. As a result of the increase in debt, demands on our cash resources have increased following the completion of the acquisition. The increased levels of debt could or have, among other things:
•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for working capital, capital expenditures, acquisitions and other purposes;

•	make it more difficult for us to meet our payment and other obligations under our outstanding debt;

•	increase our vulnerability to, and limit our flexibility in planning for, adverse economic and industry conditions;

•	increase our sensitivity to interest rate increases on our indebtedness with variable interest rates;

•	result in an event of default if we fail to comply with the financial and other restrictive covenants contained in our debt agreements, which event of default could result in all of our debt becoming immediately due and payable;

•	affect our credit rating;

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures, additional acquisitions and other general corporate requirements;

•	create competitive disadvantages compared to other companies with less indebtedness; and

•	limit our ability to apply proceeds from an offering or asset sale to purposes other than the repayment of debt.
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
     On January 16, 2007, we completed our acquisition of the aesthetics business of Laserscope (the “Aesthetics Business”), a wholly-owned subsidiary of American Medical Systems Holdings, Inc. To date we have not realized the anticipated benefits of the acquisition and our ability to realize the anticipated benefits of the acquisition will depend, in part, on our ability to integrate the Aesthetics Business with our business. Integrating the Aesthetics Business may be expensive and time-consuming and we may not be able to successfully do so. These integration efforts have taken a significant amount of time, placed a significant strain on managerial, operational and financial resources and proven to be more difficult and more expensive than predicted. The diversion of our management’s attention and any delays and difficulties encountered in connection with integrating the Aesthetics Business could continue to result in the disruption of our on-going business or inconsistencies in standards, controls, procedures and policies that could negatively affect our ability to maintain relationships with customers, suppliers, collaborators, employees and others with whom we have business dealings. These disruptions could harm our operating results. Further, the following specific factors may continue to adversely affect our ability to integrate the Aesthetics Business:
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
     In particular, the material weaknesses identified related to the Company’s period-end review procedures. We are taking a number of remedial actions designed to remedy such material weaknesses. However, if despite our remediation efforts, we fail to remediate our material weaknesses, we could be subject to regulatory scrutiny and a loss of public confidence in our disclosure controls and procedures. These remediation efforts will likely increase our general and administrative expenses and could, therefore, have an adverse effect on our reported net income.
     Even if we are to remediate such material weaknesses successfully, because of inherent limitations, our disclosure controls and procedures may not prevent or detect misstatements or material omissions. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     The Requirements of Complying with the Sarbanes-Oxley Act of 2002 Might Strain Our Resources, Which May Adversely Affect Our Business and Financial Condition.
     We are subject to a number of requirements, including the reporting requirements of the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002. Beginning with our fiscal year ending December 29, 2007 we will be required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act which will require management to perform an assessment of internal control over financial reporting. We are not currently in a position to comply with the requirements of Section 404 of the Sarbanes-Oxley Act but have begun taking the necessary actions to prepare to be able to do so beginning with our fiscal year ending December 29, 2007. We expect that these requirements will be difficult to satisfy in a timely manner and that they will place a significant strain on our systems and resources, especially in light of the recent departures of our President and Chief Executive Officer, and of our Chief Financial Officer and our need to find a permanent replacement Chief Financial Officer and to further enhance our finance function. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, our management’s attention might be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, and operating results. In addition, we might need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and we might not be able to do so in a timely fashion.

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
     In addition, we derive a meaningful portion of our sales from recurring revenues including disposable laser probes, EndoProbe Handpieces and service. Our ability to increase recurring revenues from the sale of EndoProbe Handpieces will depend primarily upon the features of our current products and product innovation, ease of use and prices of our products, including the relationship to prices of competing delivery devices. The level of service revenues will depend on our quality of care, responsiveness and the willingness of our customers to request and utilize our products and services rather than purchase competing products or services. Any significant decline in market acceptance of our products or our revenues derived from the sales of laser consoles, delivery devices or services may have a material adverse effect on our business, results of operations and financial condition.
     If There is Not Sufficient Demand for the Procedures Performed with Our Products, Practitioner Demand for Our Products Could be Inhibited, Resulting in Unfavorable Operating Results and Reduced Growth Potential.
     Continued expansion of the global market for laser- and other light-based aesthetic procedures is a material assumption of our growth strategy. Most procedures performed using our ophthalmology products are reimbursable through government or private health insurance, while most procedures performed using our aesthetic products are elective procedures that are not reimbursable through government or private health insurance, and the costs of such procedures are borne by the patient. The decision to utilize our products may therefore be influenced by a number of factors, including:
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
     Our research and development process is expensive, prolonged, and entails considerable uncertainty. Because of the complexities and uncertainties associated with ophthalmic and aesthetic research and development, products we are currently developing may not complete the development process or obtain the regulatory approvals required to market such products successfully. The products currently in our development pipeline may not be approved by regulatory entities and may not be commercially successful, and our current and planned products could be surpassed by more effective or advanced products of current or future competitors. Therefore, even if we are able to develop enhancements or new generations of our products successfully, these enhancements or new generations of products may not produce revenue in excess of the costs of development and they may be quickly rendered obsolete by changing customer preferences or by the introduction by our competitors of products embodying new technologies or features.
     We Face Strong Competition in Our Markets and Expect the Level of Competition to Grow in the Foreseeable Future.
     Competition in the market for devices used for ophthalmic and aesthetic treatment procedures is intense and is expected to increase. Our competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. Our principal competitors in ophthalmology are Lumenis Ltd., Nidek, Carl Zeiss, Inc., Alcon, Ellex, and Synergetics, Inc. Most of these companies currently offer a competitive semiconductor-based laser system in ophthalmology. Also within ophthalmology pharmaceutical alternative treatments for AMD such as Lucentis/Avastin (Genentech), Visudyne (Novartis), and Macugen (OSI Pharmaceuticals) compete rigorously with traditional laser procedures. Our principal competitors in aesthetic are Palomar Technologies, Candela Corporation, Cutera Inc., Cynosure Inc. and Lumenis Ltd. Some competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. Some companies also have greater name recognition than we do and long-standing customer relationships. In addition to other companies that manufacture photocoagulators, we compete with pharmaceuticals, other technologies and other surgical techniques. Medical companies, academic and research institutions, or others, may develop new technologies or therapies that are more effective in treating conditions targeted by us or are less expensive than our current or future products. Any such developments could have a material adverse effect on our business, financial condition and results of operations.
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
     We Depend on Sales of Our Ophthalmology Products for a Significant Portion of Our Operating Results.
     We derive, and expect to continue to derive, a large portion of our revenue and profits from sales of our ophthalmology products. For the fiscal quarter ended September 29, 2007, our ophthalmology sales were $7.9 million or 57.9% of total sales. We anticipate that sales of our ophthalmology products will continue to account for a significant portion of our revenues in the foreseeable future.

     We Depend on International Sales for a Significant Portion of Our Operating Results.
     We derive, and expect to continue to derive, a large portion of our revenue from international sales. For the fiscal quarter ended September 29, 2007, our international sales were $6.4 million or 47% of total sales. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. For the fiscal quarter ended September 29, 2007, $1.3 million of our revenues were denominated in Euros or British Pounds Sterling. The remainder of our revenues were denominated in U.S. dollars, and as a result, an increase or decrease in the value of the U.S. dollar relative to foreign currencies makes our products more or less expensive and thus less or more competitive in foreign markets. The factors stated above could have a material adverse effect on our business, financial condition or results of operations. Our international operations and sales are subject to a number of other risks and potential costs, including:
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
     We Are Exposed to Risks Associated With Worldwide Economic Slowdowns and Related Uncertainties.
     Concerns about consumer and investor confidence, volatile corporate profits and reduced capital spending, international conflicts, terrorist and military activity, civil unrest and pandemic illness could cause a slowdown in customer orders or cause customer order cancellations. In addition, political and social turmoil related to international conflicts and terrorist acts may put further pressure on economic conditions in the United States and abroad. Unstable political, social and economic conditions make it difficult for our customers, our suppliers and us to forecast and plan future business activities accurately. In particular, it is difficult to develop and implement strategy, sustainable business models and efficient operations, as well as manage supply chain relationships effectively. If such conditions persist, our business, financial condition and results of operations could suffer.

     We Rely on Our Direct Sales Force and Network of International Distributors to Sell Our Products and any Failure to Maintain Our Direct Sales Force and Distributor Relationships Could Harm Our Business.
     Our ability to sell our products and generate revenue depends upon our direct sales force within the United States and primarily through relationships with independent distributors outside the United States. Additionally, in the U.K. and France we directly sell, market and service our aesthetic product line. Currently our direct sales force consists of 27 employees and we maintain relationships with approximately 97 independent distributors internationally selling our products into 107 countries through four direct Area Sales Managers. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are primarily dependent on the efforts of these third parties. If any distributor breaches terms of its distribution agreement or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory would be adversely affected.
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
     If We Lose Key Personnel or Fail to Integrate Replacement Personnel Successfully, Our Ability to Manage Our Business Could Be Impaired.
Our future success depends upon the continued service of our key management, technical, sales, and other critical personnel. Our officers and other key personnel are employees-at-will, and we cannot assure you that we will be able to retain them. On October 16, 2007, subsequent to the three month period covered by this Quarterly Report on Form 10-Q, Barry G. Caldwell resigned as the Company’s President and Chief Executive Officer and as a member of the Company’s Board of Directors, effective as of that date. Upon Mr. Caldwell’s resignation, Theodore A. Boutacoff, our current Chairman of the Board, returned to serve as our President and Chief Executive Officer. Mr. Boutacoff was our President and Chairman of the Board from 1989 until 2005. On July 20, 2007, Meryl A. Rains resigned as the Company’s Chief Financial Officer. Although we have hired an interim Chief Financial Officer, we are continuing to work to identify and hire a new permanent Chief Financial Officer. Key personnel, including certain members of our aesthetics sales force who joined the Company in connection with the acquisition of the aesthetics business of Laserscope, have left our Company in the past and there likely will be additional departures of key personnel from time to time in the future. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, and the results of our operations. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain highly qualified personnel. This competition for qualified personnel in our industry and the San Francisco Bay Area, as well as other geographic markets in which we recruit, contributes to increases in the salaries we are required to pay in order to attract and retain qualified personnel, which may increase our operating expenses and, if we are unable to pay competitive salaries, hinder our ability to recruit qualified candidates. In addition, the integration of replacement personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful.
     If We Fail to Accurately Forecast Demand For Our Product and Component Requirements For the Manufacture of Our Product, We Could Incur Additional Costs or Experience Manufacturing Delays and May Experience Lost Sales or Significant Inventory Carrying Costs.
     We use quarterly and annual forecasts based primarily on our anticipated product orders to plan our manufacturing efforts and determine our requirements for components and materials. It is very important that we accurately predict both the demand for our product and the lead times required to obtain the necessary components and materials. Lead times for components vary significantly and depend on numerous factors, including the specific supplier, the size of the order, contract terms and current market demand for such components. If we overestimate the demand for our product, we may have excess inventory, which would increase our costs. If we underestimate demand for our product and, consequently, our component and materials requirements, we may have inadequate inventory, which could interrupt our manufacturing, delay delivery of our product to our customers and result in the loss of customer sales. During the fourth quarter of 2007 the Product Supply Agreement we entered into with American Medical Systems Holdings in connection with the acquisition of the aesthetics business of Laserscope will terminate and we will be receiving $3.7 million dollars in additional aesthetics inventory. At that time, with the exception of some aesthetic products which are not being transferred to the Company, we will be assuming primary responsibility for manufacturing the aesthetics product line that we acquired from Laserscope and we will be integrating this operation into our current facility and manufacturing organization. Based on this integration of the aesthetics product line overall gross margins for the Company should begin improving in 2008. We may not have sufficient resources to assume these manufacturing obligations without increased costs or delays and disruptions in manufacturing. Any of these occurrences would negatively impact our business and operating results.

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
     Our business and operating results may suffer from the lack of alternative sources of supply for critical sole and limited source components. The process of qualifying suppliers is complex, requires extensive testing with our products, and may be lengthy, particularly as new products are introduced. New suppliers would have to be educated in our production processes. In addition, the use of alternate components may require design alterations to our products and additional product testing under FDA and relevant foreign regulatory agency guidelines, which may delay sales and increase product costs. In order to address our current liquidity issues during the first two months of the quarter ending September 29, 2007, we delayed the time period in which we have made payments to our vendors that are the sources of our component supply without the permission of such vendors. Following the Preferred A financing completed on August 31, 2007, we have discontinued this practice. Any failures by our vendors to adequately and timely supply limited and sole source components may impair our ability to offer our existing products, delay the submission of new products for regulatory approval and market introduction, materially harm our business and financial condition and cause our stock price to decline. Establishing our own capabilities to manufacture these components would be expensive and could significantly decrease our profit margins, and is not practicable at the present time in any case. Our business, results of operations and financial condition would be adversely affected if we are unable to continue to timely obtain components in the quantity and quality desired and at the prices we have budgeted.
     We Face Risks Associated with our Collaborative and OEM Relationships.
     Our collaborators may not pursue further development and commercialization of products resulting from collaborations with us or may not devote sufficient resources to the marketing and sale of such products. For example, in 2005 we developed and sold a laser system on an OEM basis for a third party which positively impacted the revenues and gross margins during the second half of 2005. Additionally we collaborated with Bausch & Lomb to design and manufacture a solid-state green wavelength (532nm) laser photocoagulator module, called the Millennium Endolase module. The Millennium Endolase module is sold as a component of Bausch & Lomb’s ophthalmic surgical suite product offering. We cannot provide assurance that these types of relationships will continue over a longer period. Our reliance on others for clinical development, manufacturing and distribution of our products may result in unforeseen problems. Further, our collaborative partners may develop or pursue alternative technologies either on their own or in collaboration with others. If a collaborator elects to terminate its agreement with us, our ability to develop, introduce, market and sell the product may be significantly impaired and we may be forced to discontinue altogether the product resulting from the collaboration. We may not be able to negotiate alternative collaboration agreements on acceptable terms, if at all. The failure of any current or future collaboration efforts could have a material adverse effect on our ability to introduce new products or applications and therefore could have a material adverse effect on our business, results of operations and financial condition.
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

This transition is occurring during the fourth quarter of 2007 and we may not have sufficient resources to assume these manufacturing obligations without increased costs or delays and disruptions in manufacturing. We may not be able to manufacture sufficient quantities of our products, which may require that we qualify other manufacturers for our products. Furthermore, we may experience delays, disruptions, capacity constraints or quality control problems in our manufacturing operations and, as a result, product shipments to our customers could be delayed, which would negatively impact our net revenues.
     We Depend on Collaborative Relationships to Produce, Develop, Introduce and Market New Products, Product Enhancements and New Applications.
     We depend on both clinical and commercial collaborative relationships. We entered into a Product Supply Agreement with American Medical Systems Holdings in connection with the acquisition of the aesthetics business of Laserscope, pursuant to which American Medical Systems Holdings currently manufactures a substantial portion of our aesthetics products. With the exception of some service parts and the balance of finished goods ordered from AMS, we expect to transition the manufacturing for the majority of these products to our facilities during the fourth quarter of 2007, but we may not have sufficient resources to assume these manufacturing obligations without increased costs or delays and disruptions in manufacturing.
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
     If We Fail to Maintain Our Relationships With Health Care Providers, Customers May Not Buy Our Products and Our Revenue and Profitability May Decline.
     We market our products to numerous health care providers, including physicians, hospitals, ambulatory surgical centers, government affiliated groups and group purchasing organizations. We have developed and strive to maintain close relationships with members of each of these groups who assist in product research and development and advise us on how to satisfy the full range of surgeon and patient needs. We rely on these groups to recommend our products to their patients and to other members of their organizations. The failure of our existing products and any new products we may introduce to retain the support of these various groups could have a material adverse effect on our business, financial condition and results of operations.
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
     Our expense levels are based, in part, on expected future sales. If sales levels in a particular quarter are lower than expected, we may be unable to adjust operating expenses quickly enough to compensate for the shortfall of sales, and our results of operations may be adversely affected. We encountered this adverse effect on our operating results in each of the quarters ended March 31, 2007, June 30, 2007, and September 29, 2007. In addition, we have historically made a significant portion of each quarter’s product shipments near the end of the quarter. If that pattern continues, any delays in shipment of products could have a material adverse effect on results of operations for such quarter. Due to these and other factors, we believe that quarter to quarter and year to year comparisons of our past operating results may not be meaningful. You should not rely on our results for any quarter or year as an indication of our future performance. Our operating results in future quarters and years may be below expectations, which would likely cause the price of our common stock to fall.
     Our Stock Price Has Been and May Continue to be Volatile and an Investment in Our Common Stock Could Suffer a Decline in Value.
     The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. In addition, the trading price of our common stock has been significantly adversely affected by our recent operation performance and by liquidity issues. In the current calendar year through September 29, 2007, the trading price of our common stock has fluctuated from a high of $10.70 per share to a low of $2.32 per share, and there can be no assurance our common stock trading price will not suffer additional declines In addition, from time to time, we meet with investors and potential investors. In addition, we receive attention by securities analysts and present at some analyst meetings. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes. These broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.
     Material Increases in Interest Rates May Harm Our Sales.
     Some of our products are sold to health care providers in general practice. Many of these health care providers purchase our products with funds they secure through various financing arrangements with third party financial institutions, including credit facilities and short-term loans. If interest rates continue to increase, these financing arrangements will be more expensive to our customers, which would effectively increase the overall cost of owning our products for our customers and, thereby, may decrease demand for our products. Any reduction in the sales of our products would cause our business to suffer.

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

     We Rely on Patents and Proprietary Rights to Protect our Intellectual Property and Business.
     Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued fifteen United States patents and five foreign patents on the technologies related to our products and processes. We have six pending patent applications in the United States and six foreign pending patent applications that have been filed. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.
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
     Federal regulations restrict the sale of our products to or on the order of “licensed practitioners.” The definition of “licensed practitioners” varies from state to state. As a result, our products may be purchased or operated by physicians with varying levels of training, and in many states by non-physicians, including nurse practitioners and technicians. Outside the United States, many jurisdictions do not require specific qualifications or training for purchasers or operators of our products. We do not supervise the procedures performed with our products, nor do we require that direct medical supervision occur. We, and our distributors, generally offer but do not require purchasers or operators of our products to attend training sessions. In addition, we sometimes sell our systems to companies that rent our systems to third parties and that provide a technician to perform the procedure. The lack of training and the purchase and use of our products by non-physicians may result in product misuse and adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation.

     Some of Our Laser Systems Are Complex in Design and May Contain Defects That Are Not Detected Until Deployed By Our Customers, Which Could Increase Our Costs and Reduce Our Revenues.
     Laser systems are inherently complex in design and require ongoing regular maintenance. The manufacture of our lasers, laser products and systems involves a highly complex and precise process. As a result of the technical complexity of our products, changes in our or our suppliers’ manufacturing processes or the inadvertent use of defective materials by us or our suppliers could result in a material adverse effect on our ability to achieve acceptable manufacturing yields and product reliability. To the extent that we do not achieve such yields or product reliability, our business, operating results, financial condition and customer relationships would be adversely affected. We provide warranties on certain of our product sales, and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires us to make estimates of failure rates and expected costs to repair or replace the products under warranty. We currently establish warranty reserves based on historical warranty costs. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of sales may be required in future periods.
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
     If We Fail to Manage Growth Effectively, Our Business Could Be Disrupted Which Could Harm Our Operating Results.
     We have experienced and may in the future experience growth in our business, both organically and through the acquisition of business and products. We have made and expect to continue to make significant investments to enable our future growth through, among other things, new product innovation and clinical trials for new applications and products. We must also be prepared to expand our work force and to train, motivate and manage additional employees as the need for additional personnel arises. Our personnel, systems, procedures and controls may not be adequate to support our future operations. Any failure to manage future growth effectively could have a material adverse effect on our business, results of operations and financial condition.
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
     We may be subject to product liability claims from time to time. Our products are highly complex and some are used to treat extremely delicate eye tissue and skin conditions on and near a patient’s face. We believe we maintain adequate levels of product liability insurance but product liability insurance is expensive and we might not be able to obtain product liability insurance in the future on acceptable terms or in sufficient amounts to protect us, if at all. A successful claim brought against us in excess of our insurance coverage could have a material adverse effect on our business, results of operations and financial condition.
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
     United States export laws permit the sale of medical products to certain countries under embargo by the United States government if the seller of such products obtains a license to do so, which requirements are in place because the United States has designated such countries as state sponsors of terrorism. Certain of our products have been sold in Iran, Sudan and Syria under license through a distribution agreements with independent distributors The aggregate revenue generated by sales of our products into Iran, Sudan and Syria have been immaterial to our business and results of operations
     We may continue to supply medical devices to Iran, Sudan and Syria and other countries that are under embargo by the United States government upon obtaining all necessary licenses. We do not believe, however, that our sales into such countries will be material to our business or results of operations. There are risks we face in selling to countries under United States embargo, including, but not limited to, possible damage to our reputation for sales to countries that are deemed to support terrorism and failure of our export controls to limit sales strictly to the terms of the relevant license, which failure may result in civil and criminal penalties. In addition, we may incur significant legal, consulting and accounting costs in ensuring compliance with our export licenses to countries under embargo. Any damage to our reputation from such sales, failure to comply with the terms of our export licenses or the additional costs we incur in making such sales could have a material adverse impact on our business, financial condition, prospects or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits

3.1	Certificate of Designation, Preferences and Rights of Series A Preferred Stock of IRIDEX Corporation, filed with the Secretary of State of the State of Delaware, August 31, 2007 (which is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on September 7, 2007).

4.1	Form of Common Stock Purchase Warrant (which is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on September 7, 2007).

4.2	Investor Rights Agreement by and between the Company, BlueLine Capital Partners, LP; BlueLine Capital Partners III, LP and BlueLine Capital Partners II, LP, dated August 31, 2007 (which is incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Commission on September 7, 2007).

10.1	Letter Agreement Amendment by and between the Company and Laserscope, dated July 31, 2007 (filed herewith).

10.2	Patent, Trademark and Copyright Security Agreement by and between the Company and Mid-Peninsula Bank, dated July 31, 2007 (filed herewith).

10.3	Second Letter Agreement Amendment by and between the Company and Laserscope, dated August 6, 2007 (filed herewith).

10.4	Consulting Agreement by and between the Company and James D. Pardee, dated July 31, 2007 (filed herewith).

10.5	Subordination Agreement by and between the Company, Mid-Peninsula Bank, American Medical Systems, Inc. and Laserscope, dated August 14, 2007 (filed herewith).

10.6	Security Agreement made by the Company in favor of each of American Medical Systems, Inc. and Laserscope, dated August 14, 2007 (filed herewith).

10.7	Settlement Agreement by and between the Company, American Medical Systems, Inc. and Laserscope, dated August 14, 2007 (filed herewith).†

10.8	Securities Purchase Agreement dated August 31, 2007 by and between the Company, BlueLine Capital Partners, LP; BlueLine Capital Partners III, LP and BlueLine Capital Partners II, LP (which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on September 7, 2007).

10.9	Separation Agreement by and between the Company and Barry G. Caldwell, dated October 18, 2007 (filed herewith).

31.1	Certification of Chief Executive Officer (Principal Executive and Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer (Principal Executive and Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.

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

IRIDEX Corporation (Registrant)
Date: November 19, 2007	By:	/s/ THEODORE A. BOUTACOFF
		Name:	Theodore A. Boutacoff
		Title:	President and Chief Executive Officer (Principal Executive and Principal Financial Officer)

Index

3.1	Certificate of Designation, Preferences and Rights of Series A Preferred Stock of IRIDEX Corporation, filed with the Secretary of State of the State of Delaware, August 31, 2007 (which is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on September 7, 2007).

4.1	Form of Common Stock Purchase Warrant (which is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on September 7, 2007).

4.2	Investor Rights Agreement by and between the Company, BlueLine Capital Partners, LP; BlueLine Capital Partners III, LP and BlueLine Capital Partners II, LP, dated August 31, 2007 (which is incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Commission on September 7, 2007).

10.1	Letter Agreement Amendment by and between the Company and Laserscope, dated July 31, 2007 (filed herewith).

10.2	Patent, Trademark and Copyright Security Agreement by and between the Company and Mid-Peninsula Bank, dated July 31, 2007 (filed herewith).

10.3	Second Letter Agreement Amendment by and between the Company and Laserscope, dated August 6, 2007 (filed herewith).

10.4	Consulting Agreement by and between the Company and James D. Pardee, dated July 31, 2007 (filed herewith).

10.5	Subordination Agreement by and between the Company, Mid-Peninsula Bank, American Medical Systems, Inc. and Laserscope, dated August 14, 2007 (filed herewith).

10.6	Security Agreement made by the Company in favor of each of American Medical Systems, Inc. and Laserscope, dated August 14, 2007 (filed herewith).

10.7	Settlement Agreement by and between the Company, American Medical Systems, Inc. and Laserscope, dated August 14, 2007 (filed herewith).†

10.8	Securities Purchase Agreement dated August 31, 2007 by and between the Company, BlueLine Capital Partners, LP; BlueLine Capital Partners III, LP and BlueLine Capital Partners II, LP (which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on September 7, 2007).

10.9	Separation Agreement by and between the Company and Barry G. Caldwell, dated October 18, 2007 (filed herewith).

31.1	Certification of Chief Executive Officer (Principal Executive and Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer (Principal Executive and Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.