Form 10-K
period 2007-12-29
IRIDEX CORP
filed 2008-04-10
CIK 1006045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 29, 2007
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
Common Stock, par value $0.01 per share
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐ No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☑
(Do not check if a smaller reporting company)
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
     As of April 1, 2008, Registrant had 8,824,301 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain parts of the Proxy Statement for the Registrant’s 2008 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to levels of future sales and operating results; ability to pay our obligations in a timely manner and manage cash flow; actual order rate and market acceptance of our products; expectations for future sales growth, generally, including expectations of additional sales from our new products and new applications of our existing products; impact of the acquisition and integration of the Laserscope aesthetics business; leveraging our core business and increasing recurring revenues; broadening our product lines through product innovation and new treatments; our marketing programs and trends in healthcare; our ability to take advantage of economies-of-scale in product development and manufacturing; efforts to decrease costs; higher gross estimate of the size of our markets; levels of future investment in research and development efforts; our ability to develop and introduce new products through strategic alliances, OEM relationships and acquisitions; outcome of our current litigation; results of clinical studies and the status of our regulatory clearance; risks associated with bringing new products to market, general economic conditions and levels of international sales, our current liquidity, ability to obtain additional financing if necessary and concerns regarding our ability to continue as a going concern. In some cases, forward-looking statements can be identified by terminology, such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. The reader is strongly urged to read the information contained under the captions “Item 1A. Risk Factors, Factors That May Affect Future Results” in this Annual Report on Form 10-K for a more detailed description of these significant risks and uncertainties. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-K. We undertake no obligation to update such forward-looking statements to reflect events or circumstances occurring after the date of this report.
Item 1. Business
General
     IRIDEX Corporation is a leading worldwide provider of therapeutic based laser systems and delivery devices used to treat eye diseases in ophthalmology and skin conditions in dermatology (also referred to as aesthetics). Our products are sold in the United States predominantly through a direct sales force and internationally through approximately 100 independent distributors into 107 countries. Total revenues in 2007, 2006 and 2005 were $55.5 million, $35.9 million and $37.0 million respectively, which generated a net (loss) income for those corresponding years of ($22.3) million, ($5.8) million and $1.7 million.
     The current family of OcuLight Laser Systems, which accounts for the majority of our revenues, is used for ophthalmic applications. The OcuLight product family includes the OcuLight TX, the OcuLight Symphony (Laser Delivery System), OcuLight SL, OcuLight SLx, OcuLight GL, and OcuLight GLx laser photocoagulation systems as well as the IRIS Medical IQ 810 laser system. Our ophthalmology products contributed $32.3 million, $30.8 million and $30.7 million to our total revenues in 2007, 2006 and 2005, respectively. Our ophthalmology products are used in the treatment of serious eye diseases, including the three leading causes of irreversible blindness: diabetic retinopathy, glaucoma and age-related macular degeneration (AMD). In addition, our ophthalmology products are often used in vitrectomy procedures (proliferative diabetic retinopathy, macular holes, retinal tears and detachments) which are generally performed in the operating room and require a disposable single use laser probe (EndoProbe) to deliver the light to the back of the eye.
     In January 2007, the Company acquired Laserscope’s aesthetics business (the Laserscope acquisition) including its subsidiaries in France and the United Kingdom (UK) from American Medical Systems Holdings (AMS). The aesthetics products acquired through the Laserscope acquisition include the Gemini, Venus-i , Lyra-i and Aura-i Laser Systems, as well as the following delivery devices: the VersaStat 10 mm, VersaStat-i, and Dermastat handpieces along with an articulated arm for the Venus-i Laser System. These products focus on the treatment of pigmented and vascular lesions, skin rejuvenation, skin tightening, hair reduction, leg veins, and acne. Our previous dermatology lasers, called the DioLite XP and the VariLite Dual Wavelength Laser Systems, were folded in with the Laserscope aesthetics product offering to create an expanded aesthetics business. Our aesthetics products are primarily used in a dermatologist’s or plastic surgeon’s office and contributed $23.2 million, $5.1 million and $6.4 million to our total revenues in 2007, 2006 and 2005, respectively.
     The IRIDEX ophthalmic and dermatology laser system, exclusive of the Laserscope products, consist of small, portable laser consoles and delivery devices. While dermatologists almost always use our laser systems in their offices, ophthalmologists and plastic surgeons typically use our laser systems in hospital operating rooms (OR) and ambulatory surgical centers (ASC), as well as their offices. In the OR and ASC, ophthalmologists use our laser with either an indirect laser ophthalmoscope or a disposable, single use EndoProbe. Our business includes a recurring revenue component which includes the sales of the disposable, single use laser probes, EndoProbes, combined with the repair, servicing and extended service contract protection for our laser systems. Since our first shipment in 1990, more than 9,100 medical laser systems manufactured by IRIDEX, for both ophthalmology and dermatology, have been sold worldwide.
     IRIDEX Corporation was incorporated in California in February 1989 as IRIS Medical Instruments, Inc. In November 1995, we changed our name to IRIDEX Corporation and reincorporated in Delaware. Our executive offices are located at 1212 Terra Bella Avenue, Mountain View, California 94043-1824, and our telephone number is (650) 940-4700. We can also be reached at our website at www.IRIDEX.com, however, the information on, or that can be accessed through, our website is not part of this report. As used in this Annual Report on Form 10-K, the terms “Company,” “IRIDEX,” “we,” “us” and “our” refer to IRIDEX Corporation, a Delaware corporation, and, when the context so requires, our wholly owned subsidiaries, IRIS Medical Instruments, Inc. and Light Solutions Corporation, both California corporations, and IRIDEX UK, and IRIDEX France S.A.
The IRIDEX Strategy
     We are one of the worldwide leaders in developing, manufacturing, marketing, selling and servicing innovative medical laser systems. We have five key elements in our current strategy, the goal of which is to increase long-term shareholder value:
1.	Return operating stability to the Company by carefully managing cash, balancing our expenses to our expected revenues and making our results of operations more predictable. Our initial focus is to be cash flow positive and to eliminate debt acquired in the Laserscope acquisition, after which the cash flow being generated will put us in a strong position to take advantage of new opportunities.

2.	Improve the operating efficiency of the aesthetics business and maximize the potential benefits from the Laserscope acquisition, optimize our worldwide aesthetic sales channels and service support, and complete the manufacturing integration of the Laserscope aesthetic products.

3.	Focus on our customers by providing value. To accomplish this we will strive to provide: products that solve their problems and satisfy their needs, are well designed, use appropriate technologies and are easy for physicians and other providers to use; products that are well validated to perform as intended and provide patient benefits; products that are well manufactured with high quality and with high reliability; knowledgeable, professional and clinically astute sales representatives; and unparalleled customer service.

4.	Focus on growth of recurring revenues by introduction of new disposable products and new sales/service programs for the retina and glaucoma markets in ophthalmology and other markets such as ENT. Our recurring revenue includes the sale of our disposable, single use laser probes, EndoProbe and G-Probes, as well as the repair, servicing and extended service contracts for our laser systems.

5.	Introduce new equipment products through internal development and/or acquisition, which either encourage replacement of the existing installed base, or expand the installed base by performing new procedures or capabilities. We intend to continue our investment in research and development to improve the performance of our systems and broaden our product offerings by developing innovative technologies which can address the customer needs of the ophthalmic and aesthetic markets.
     See Item 1A., Risk Factors – Factors That May Affect Future Results – “We Depend on Collaborative Relationships to Develop, Introduce and Market New Products, Product Enhancements and New Applications.”

Ophthalmic Products
     We utilize a systems approach to product design. Each system includes a console, which generates the laser energy, and a number of interchangeable peripheral delivery devices for use in specific clinical applications. This approach allows our customers to purchase a basic console system and add additional delivery devices as their needs expand or as new applications develop. We believe that this systems approach is a distinguishing characteristic and also brings economies-of-scale to our product development and manufacturing efforts because individual applications do not require the design and manufacture of complete stand-alone products. Our primary equipment products range in price from $2,000 to $60,000, and consist of laser consoles and specialized delivery devices. Our line of disposable products has list prices of between $150 and $200 to end customers.
Consoles: Our laser consoles incorporate the economic and technical benefits of solid state and semiconductor laser technology.
     Infrared Photocoagulator Consoles. The OcuLight and IQ 810 photocoagulator consoles used by ophthalmologists are available in two infrared (810nm) output power ranges: the OcuLight SL at 2 Watts and the IQ 810 and OcuLight SLx at 3 Watts. The OcuLight consoles weigh 14 pounds and have dimensions of 4”H x 12”W x 12”D. The IQ 810 console weighs 11 pounds and has dimensions of 7”H x 12”W x 12”D. Neither requires external air nor water cooling. We believe that the smaller overall sizes, lower weights and low input power requirements to operate represent distinct advantages over competing products.
     Visible (or Green) Photocoagulator Consoles. Our OcuLight TX, OR, GL and OcuLight GLx solid state and semiconductor-based photocoagulator consoles used in ophthalmology deliver visible (532nm) laser light. The OcuLight TX was first shipped in late 2006 and offers an optional remote control and wireless power-adjust footswitch. The OcuLight TX/OR/GL/GLx have dimensions of 6”H x 12”W x 12”D, draw a maximum of 300 Watts of wall power and require no external air or water cooling. In December 2002, we commenced shipment of the Millennium Endolase module, which is sold exclusively to Bausch & Lomb for use in their Millennium Microsurgical System. It integrates 532nm photocoagulator capability into Bausch & Lomb’s array of microsurgical capabilities for the vitrectomy procedure. The Millennium Endolase module is compatible with the IRIDEX disposable EndoProbe handpieces and Laser Indirect Ophthalmoscope.
     Combination Infrared/Visible Photocoagulator Consoles. The OcuLight Symphony Laser Delivery System is used by ophthalmologists and consists of an OcuLight SLx infrared (810nm) laser console, OcuLight GLx green (532 nm) laser console, multi-fiber slit lamp adapter, slit lamp and a custom cart. The OcuLight Symphony Laser Delivery System combines the clinical versatility and convenience of a 532 nm, 810 nm and large spot 810 nm laser into one delivery device for retinal photocoagulation and glaucoma procedures.
Ophthalmic Delivery Devices:
     Our versatile family of consoles and delivery devices has been designed to accommodate the addition of new capabilities with a minimal incremental investment. Users of our consoles can add capabilities by simply purchasing new interchangeable delivery devices and utilizing them with their existing console. We have developed both disposable and non-disposable delivery devices and expect to continue to develop additional delivery devices.
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
     EndoProbe. The EndoProbe or laser probe is used for endophotocoagulation, a retinal treatment procedure performed in the hospital operating room or surgery center during a vitrectomy procedure. These sterile disposable probes are available in tapered, angled, stepped, aspirating, illuminating, and adjustable styles.

     G-Probe. The G-Probe is used in procedures to treat medically and surgically uncontrolled glaucoma, in many instances replacing cyclocryotherapy, or freezing of the eye. The G-Probe’s non-invasive procedure takes approximately ten minutes, is performed on an anesthetized eye in the doctor’s office and results in less pain and fewer adverse side effects than cyclocryotherapy. The G-Probe is a sterile disposable product.
     DioPexy Probe. The DioPexy Probe is a hand-held instrument which is used in procedures to treat retinal tears and breaks, non-invasively through the sclera, as an alternative method of attaching the retina. Our DioPexy Probe results in increased precision, less pain and less inflammation than traditional cryotherapy.
Ophthalmology Treatments:

	Procedure	Console	Delivery Devices
Age-related Macular	Retinal	Infrared & Visible	Slit Lamp Adapter
Degeneration	Photocoagulation

Diabetic Retinopathy

Macular Edema	Grid Retinal	Infrared & Visible	Slit Lamp Adapter &
	Photocoagulation		Operating Microscope
Adapter,

	Focal Retinal	Visible	Slit Lamp Adapter
Photocoagulation

Proliferative	Pan-Retinal	Infrared & Visible	Slit Lamp Adapter,
	Photocoagulation		Operating
	Vitrectomy		Microscope Adapter,
	Procedure		Laser
Indirect
Ophthalmoscope,
EndoProbe*

Glaucoma

Primary Open-Angle	Trabeculoplasty	Infrared & Visible	Slit Lamp Adapter

Angle-closure	Iridotomy	Infrared & Visible	Slit Lamp Adapter

Uncontrolled Glaucoma	Transscleral	Infrared	G-Probe*
Cyclophotocoagulation

Retinal Tears and	Retinopexy Retinal	Infrared & Visible	Slit Lamp Adapter,
Detachments	Photocoagulation		Laser Indirect
	Vitrectomy		Ophthalmoscope,
	Procedure		Operating Microscope
Adapter, EndoProbe*

	Transscleral Retinal	Infrared	DioPexy Probe
Photocoagulation

Retinopathy of Prematurity	Retinal	Infrared	Laser Indirect
	Photocoagulation		Ophthalmoscope

Ocular Tumors	Retinal	Infrared	Slit Lamp Adapter,
	Photocoagulation		Operating Microscope
Adapter, Laser Indirect
Ophthalmoscope

Macular Holes	Vitrectomy Procedure	Visible	EndoProbe*

*	Disposable single use products

Aesthetics Products
     Although light-based products are used in a variety of aesthetics applications, our aesthetics business focuses primarily on hair removal, skin rejuvenation, skin tightening, skin resurfacing, acne, pigmented and vascular lesions, treatments that make up three-quarters of all laser procedures.
Consoles: Our aesthetics lasers incorporate high powered solid state and semi-conductor technology.
     Combination Infrared/Visible wavelength laser consoles: This includes the Gemini™ and VariLite.
     The Gemini is our most popular aesthetics laser system. It combines the best features of the Lyra and Aura systems, resulting in one of the most comprehensive and versatile multi-use systems available. It is FDA-cleared for use in 21 different aesthetics applications. It is one of the few dual wavelength lasers on the market, offering 532 nm KTP and 1064 nm Nd:YAG laser wavelengths. The KTP is a fast, high power laser used for skin rejuvenation and treatment of acne, pigmented lesions and other shallow vascular lesions. The Nd:YAG allows for deeper penetration and is used for hair reduction, wrinkle reduction, and the treatment of leg veins and other lesions.
     The VariLite is a unique product in the Aesthetics business. It includes both 532 nm and 940 nm lasers, which are used for deeper and more recalcitrant vascular lesions that are not easily treated with 532 nm. It is also much more effective on venous lakes than 532 nm lasers.
     Visible (or Green) Consoles: The DioLite XP and Aura-i deliver (532 nm) laser light. These lasers deliver from three watts to 20 watts of power that is used for 14 FDA cleared applications ranging from vascular and pigmented lesions to acne.
     Infrared Consoles: This includes the Lyra-i and Venus-i Laser System.
     The Lyra-i uses a 1064 nm wavelength. This wavelength penetrates deeply into the skin to reach the hair bulb, leg veins, and the papillary dermis. It is used to treat 11 FDA cleared applications.
     The Venus-i Laser System is a portable, lightweight, high power Erbium:YAG laser system for skin resurfacing. It provides treatment for wrinkles and moderate sun damage, and can be used on both facial and non-facial skin. Its unique flat beam profile maintains consistent laser energy in the therapeutic range and avoids dangerous hot spots. It is roughly half the size and weight of most other Erbium systems currently available.
Aesthetics Delivery Devices:
     VersaStat-i and VersaStat 10 mm Handpieces. These handpieces are used on the Gemini, Aura-i and Lyra-i consoles. The VersaStat-i has an adjustable spot size that allows the physician to match the spot size to the treatment area. It is adjustable from 1 mm to 5 mm in 0.1 mm increments. The handpiece treats a wide range of conditions, including small telangictasias and large blue veins without the need to change handpieces. The VersaStat 10 mm Handpiece allows the physician the ability to treat larger areas, adding to speed and efficiency of treatments. Both handpieces offer contact cooling, which allows for increased patient comfort during treatments.
     Dermastat Handpieces. These handpieces are used with the Gemini and Aura-i They are used as tracing instruments for the treatment of small cutaneous surface lesions, typically vascular, such as telangiectasia.
     DioLite Handpieces. These handpieces are handheld instruments used in the treatment of vascular and pigmented skin lesions. These devices are available in 200, 500, 700, and 1,000 micron spot diameters.
     VariLite Handpiece. The VariLite Handpiece is a handheld instrument used in the treatment of vascular, pigmented cutaneous skin lesions and small area hair reduction. Ergonomic handpieces can be used with both the 532 nm and 940 nm wavelengths and are available in 700, 1,000, 1,400, 2,000 and 2,800 micron spot diameter.
     ScanLite Scanner. The ScanLite XP is a computer pattern generator with integrated controls designed to enhance the capabilities of the DioLite XP and VariLite systems. They allow rapid and uniform treatment of large-area vascular and pigmented skin lesions including port wine stains, matted telangiectasia, and cafe au lait stains.

Aesthetics Treatments:
     The following chart lists the procedures for treating skin diseases that can utilize our dermatology laser systems. These procedures are normally performed in a physician’s office and are elective and private pay.

Condition	Procedure	Console	Delivery Devices
Vascular Lesions	Selective Photothermolysis	Visible	DioLite Handpiece
Pigmented Lesions			Versastat-i
Cutaneous Lesions			Versastat 10 mm
Acne			Dermastat
Skin Rejuvenation			ScanLite
Hair Reduction			VariLite Handpiece

Leg Veins	Selective Photothermolysis	Infrared	Versastat-i
Hair Reduction			Versastat 10 mm

Wrinkle Reduction	Skin Resurfacing	Infrared	Articulated Arm
Scars Acne Scar Reduction
Research and Development
     We have close working relationships with researchers, clinicians and practicing physicians around the world who provide new ideas, test the feasibility of these new ideas and assist us in validating new products and new applications before they are introduced.
     Our research and development activities are performed by a current team of 15 engineers and scientists with experience in various aspects of medical products, laser systems, delivery devices and clinical techniques with a focus to introduce innovative products which satisfy the unmet and emerging needs of our customers. The core competencies of the team include: mechanical engineering, electrical engineering, optics, lasers, software, firmware and delivery devices. The research and development process integrates all the necessary disciplines of the Company from product inception through customer acceptance. This process facilitates reliable new product innovations and a consistent pipeline of innovative products for our customers.
     Our research activities are managed internally by our research staff. We supplement our internal research staff by hiring consultants and/or partnering with physicians to gain specialized expertise and understanding. Research efforts are directed toward the development of new products and new applications for our existing products, as well as the identification of markets not currently addressed by our products.
     We believe that it is important to make a substantial contribution to improving clinical outcomes, for instance the treatment of serious eye diseases such as age-related macular degeneration, diabetic retinopathy and glaucoma and the treatment of various skin conditions such as birthmarks, portwine stains, rosacea and melasma. The objectives of developing new treatments and applications are to expand the potential patient population, to more effectively treat diseases, to treat patients earlier in the treatment regimen and to reduce the side effects of treatment. We spent $5.8 million on research and development in 2007 and $5.5 million in 2006.
     We consider clinical projects to be a component of our research and development efforts and they may or may not result in additional commercial opportunities. See Item 1A. Risk Factors, Factors That May Affect Future Results – “While We Devote Significant Resources to Research and Development, Our Research and Development May Not Lead to New Products that Achieve Commercial Success”
Customers and Customer Support
     Our products are currently sold to ophthalmologists, particularly those specializing in retina, glaucoma and pediatrics, dermatologists and plastic surgeons. Other customers include research and teaching hospitals, government installations, surgical centers and hospitals. No customer or distributor accounted for 10% or more of total sales in any of 2007, 2006 or 2005. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     We are continuing our efforts to broaden our customer base through the development of new products and new applications of our existing products for use by ophthalmologists and dermatologists. We currently estimate that there are approximately 15,000-20,000 ophthalmologists in the United States and 40,000-60,000 internationally who are each potential customers. Additionally, we estimate that there are approximately 4,900 and 18,000 hospitals in the United States and internationally, respectively, as well as approximately 4,000 ambulatory surgical centers in the United States which potentially represent multiple unit sales. We believe there are approximately 10,000 dermatologists and approximately 9,000 plastic surgeons in the United States who are potential customers. Because independent ophthalmologists and dermatologists frequently practice at their own offices as well as through affiliations with hospitals or other medical centers, each independent ophthalmologist, dermatologist, plastic surgeon, office, hospital and medical center is a potential customer for our products. We are seeking to broaden our customer base by developing new products directed at addressing the needs of ophthalmologists and dermatologists.
     We seek to provide superior customer support and service and believe that our superior customer service and technical support distinguish our product offerings from those of our competitors. We provide depot service at our Mountain View facility for ophthalmology and small aesthetics products and we provide field service for the large aesthetics products we acquired in the Laserscope acquisition. Our customer support representatives assist customers with orders, warranty returns and other administrative functions. Our technical support engineers provide customers with answers to technical and product-related questions. We maintain an “around-the-clock” telephone service line to service our customers. If a problem with a depot serviceable product cannot be diagnosed and resolved by telephone, a service loaner is shipped overnight to domestic customers under warranty or service contract, and by the most rapid delivery means available to our international customers, and the problem unit is returned to us. The small size and rugged design of our products allows for economical shipment and quick response to customers almost anywhere in the world.
Sales and Marketing
     We market our products in the United States predominantly through our direct sales force. Our direct sales force is separated into two separate divisions, one for ophthalmology and one for aesthetics. In total we have a direct sales force of 18 employees who are engaged in sales efforts within the United States as of December 29, 2007. Our sales and marketing organization is based at our corporate headquarters in Mountain View, California with area sales managers located throughout the United States.
     International sales represented 46.1%, 39.2% and 38.6% of our sales in 2007, 2006 and 2005, respectively. We believe that our international sales will continue to represent a significant portion of our revenues for the foreseeable future. As a result of the Laserscope acquisition we acquired two wholly owned subsidiaries, one located in the UK and the other in France. The subsidiaries are responsible for selling, marketing and servicing our aesthetics products in their local geography. Our other international sales are made principally to customers in Europe, Asia, the Pacific Rim, the Middle East and Latin America. In these regions our products are sold through our 80 independent distributors into 107 countries. Our indirect international sales are administered through our corporate headquarters in Mountain View, California. Our distribution agreements with our international distributors are generally exclusive and typically can be terminated by either party without cause with 90 days notice. International sales may be adversely affected by the imposition of governmental controls, currency fluctuations, restrictions on export technology, political instability, trade restrictions, changes in tariffs and the economic condition in each country in which we sell our products. See Item 1A. Risk Factors, Factors That May Affect Future Results – “We Depend on International Sales for a Significant Portion of Our Operating Results.”
     To support our sales process we conduct marketing programs which include direct mail, trade shows, public relations, market research, and advertising in trade and academic journals and newsletters. We annually participate in over 100 trade shows worldwide. These meetings allow us to present our products to existing and prospective buyers. During the past two years, we have introduced many specialty types of EndoProbes into the market, including our new stepped, adjustable and illuminating probes.
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

Operations
     The manufacture of our infrared and visible light photocoagulators and the related delivery devices is a highly complex and precise process. Completed systems must pass quality control and reliability tests before shipment. Our manufacturing activities consist of specifying, sourcing, assembling and testing of components and certain subassemblies for assembly into our final product. As of December 29, 2007, we had a total of 76 employees engaged in manufacturing activities.
     The medical devices manufactured by us are subject to extensive regulation by numerous governmental authorities, including federal, state, and foreign governmental agencies. The principal regulator in the United States is the Food and Drug Administration (the “FDA”). In April 1998, we received certification for ISO 9001/EN 46001, which. is an international quality system standard that documents compliance to the European Medical Device Directive. In February 2004, we were certified to ISO 13485:2003, which replaced ISO 9001/EN46001 as the international standard for quality systems as applied to medical devices.
     We rely on third parties to manufacture substantially all of the components used in our products, although we assemble critical subassemblies and the final product at our facility in Mountain View, California. Some of these suppliers and manufacturers are sole source. We have some long-term or volume purchase agreements with our suppliers and currently purchase most components on a purchase order basis. These components may not be available in the quantities required, on reasonable terms, or at all. Financial or other difficulties faced by our suppliers or significant changes in demand for these components or materials could limit their availability. Any failures by such third parties to adequately perform may delay the submission of products for regulatory approval, impair our ability to deliver products on a timely basis or otherwise impair our competitive position. See Item 1A. Risk Factors, Factors That May Affect Future Results – “We Depend on Sole Source or Limited Source Suppliers.”
     International regulatory bodies often establish varying product standards, packaging requirements, labeling requirements, tariff regulations, duties and tax requirements. As a result of our sales in Europe, we are required to have all products “CE” marked, an international symbol affixed to all products demonstrating compliance to the European Medical Device Directive and all applicable standards. In July 1998, we received CE mark certification under Annex II guidelines, the most stringent path to CE certification. With Annex II CE mark certification, we have demonstrated our ability to both understand and comply with all applicable standards under the European Medical Device Directive. This allows us to CE mark any product upon our internal verification of compliance to all applicable European standards. Currently, all released products are CE marked. Continued certification is based on successful review of the process by our European Registrar during its annual audit. Any loss of certification would have a material adverse effect on our business, results of operations and financial condition. See Item 1A. Risk Factors, Factors That May Affect Future Results – “We Are Subject to Government Regulations Which May Cause Us to Delay or Withdraw the Introduction of New Products or New Applications for Our Products.”
Competition
     Competition in the market for laser systems and delivery devices used for ophthalmic and aesthetics treatment procedures is intense and is expected to increase. This market is also characterized by rapid technological innovation and change. We compete by providing features and services that are valued by our customers such as: product performance, clinical outcomes, ease of use, durability, versatility, customer training services and rapid repair of equipment.
     Our principal competitors in ophthalmology are Lumenis Ltd., Nidek Co. Ltd, Carl Zeiss Meditec AG, ELLex Medical Lasers Ltd., Alcon Inc., and Synergetics. Most of these companies currently offer a competitive, semiconductor-based laser system for ophthalmology. Also within ophthalmology, pharmaceutical alternative treatments for AMD such as Lucentis/Avastin (Genentech), and to a lesser extent Visudyne (Novartis) and Macugen (OSI Pharmaceuticals) compete rigorously with traditional laser procedures.
     In aesthetics our principal competitors are Syneron, Candela Corporation, Palomar Technologies, Inc., Cutera, Lumenis Ltd and Cynosure. These competitors have more sales representatives supporting broader product lines.
     Some ophthalmic and aesthetic competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. Some companies also have greater name recognition than us and long-standing customer relationships. In addition, other medical companies, academic and research institutions, or others, may develop new technologies or therapies, including medical devices, surgical procedures or pharmacological treatments and obtain regulatory approval for products utilizing such techniques that are more effective in treating the conditions targeted by us, or are less expensive than our current or future products. Our technologies and products could be rendered obsolete by such developments. Any such developments could have a material adverse effect on our business, financial condition and results of operations. See Item 1A, “Risk Factors – Factors That May Affect Future Results – “We Face Strong Competition in Our Markets and Expect the Level of Competition to Grow in the Foreseeable Future.”

Patents and Proprietary Rights
     Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued sixteen United States patents and five foreign patents on the technologies related to our products and processes, which have expiration dates ranging from 2009 to 2023. We have approximately seven pending patent applications in the United States and five foreign pending patent applications that have been filed. Our patent applications may not be approved.
     Along with the acquisition of the AMS/Laserscope aesthetic products, we acquired a royalty-free license to eleven of the AMS/Laserscope patents. In addition, we acquired a license to a Palomar patent under which royalties are paid to Palomar based upon a percentage of sales of certain products acquired from AMS/Laserscope.
     In addition to patents, we rely on trade secrets and proprietary know-how which we seek to protect, in part, through proprietary information agreements with employees, consultants and other parties. Our proprietary information agreements with our employees and consultants contain provisions requiring such individuals to assign to us, without additional consideration, any inventions conceived or reduced to practice by them while employed or retained by us, subject to customary exceptions — See Item 1A. “Risk Factors – Factors That May Affect Future Results – “We Rely on Patents and Proprietary Rights to Protect our Intellectual Property and Business.”
Government Regulation
     The medical devices to be marketed and manufactured by us are subject to extensive regulation by numerous governmental authorities, including federal, state, and foreign governmental agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations promulgated thereunder (the “FDA Act”), the FDA serves as the principal federal agency within the United States with authority over medical devices and regulates the research, clinical testing, manufacture, labeling, distribution, sale, marketing and promotion of such devices. Noncompliance with applicable requirements can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizures of products, total or partial suspension of production, failure of the government to grant premarket clearance or approval for devices, withdrawal of marketing approvals, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any medical device manufactured or distributed by us.
     In the United States, medical devices are classified into one of three classes (Class I, II or III). The class to which the device is assigned determines, among other things, the type of premarketing submission/application required for FDA clearance to market. If the device is classified as Class I or II, and if it is not exempt, a 510(k) premarket notification will be required for marketing Under FDA regulations, Class I devices are subject to general controls (for example, labeling, premarket notification and adherence to Quality System Regulations (“QSRs”) requirements). Class II devices receive marketing clearance through a 510(k) premarket notification. For Class III devices, a premarket approval (PMA) application will be required unless your device is a pre-amendments device (on the market prior to the passage of the medical device amendments in 1976, or substantially equivalent to such a device) and PMAs have not been called for. In that case, a 510(k) will be the route to market. A 510(k) clearance will be granted if the submitted information establishes that the proposed device is “substantially equivalent” to a legally marketed Class I or II medical device, or to a Class III medical device for which the FDA has not called for a PMA. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional information or data are needed before a substantial equivalence determination can be made. A request for additional data may require that clinical studies of the device’s safety and efficacy be performed.
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
     A “not substantially equivalent” determination, or a request for additional information, could delay the market introduction of new products that fall into this category and could have a materially adverse effect on our business, financial condition and results of operations. For any of our products that are cleared through the 510(k) process, such as our IQ 810 system, modifications or enhancements that could significantly affect the safety or efficacy of the device or that constitute a major change to the intended use of the device will require new 510(k) submissions.

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
     Exports of our products are regulated by the FDA and are covered by the Export Amendment of 1996, which greatly expanded the export of approved and unapproved United States medical devices. However, some foreign countries require manufacturers to provide an FDA certificate for products for export (CPE) which requires the device manufacturer to certify to the FDA that the product has been granted premarket clearance in the United States and that the manufacturing facilities appeared to be in compliance with QSR at the time of the last QSR inspection. The FDA will refuse to issue a CPE if significant outstanding QSR violations exist.
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
Reimbursement
     The cost of a significant portion of medical care in the United States is funded by government programs, health maintenance organizations and private insurance plans. Our ophthalmology products are typically purchased by doctors, clinics, hospitals and other users, which bill various third-party payers, such as government programs and private insurance plans, for the health care services provided to their patients. Government imposed limits on reimbursement of hospitals and other health care providers have significantly impacted the spending budgets of doctors, clinics and hospitals to acquire new equipment, including our products. Under certain government insurance programs, a health care provider is reimbursed for a fixed sum for services rendered in treating a patient, regardless of the actual charge for such treatment. The Center for Medicare and Medicaid Services (CMS) reimburses hospitals on a prospectively-determined fixed amount for the costs associated with an in-patient hospitalization based on the patient’s discharge diagnosis. CMS reimburses physicians a prospectively-determined fixed amount based on the procedure performed, regardless of the actual costs incurred by the hospital or physician in furnishing the care and regardless of the specific devices used in that procedure. Reimbursement issues have affected sales of our ophthalmic products to a greater extent than sales of our aesthetics products because aesthetics procedures, in general, are not covered under most insurance programs and the cost of these procedures are paid for by the patient.
     Private third-party reimbursement plans are also developing increasingly sophisticated methods of controlling health-care costs by imposing limitations on reimbursable procedures and the exploration of more cost-effective methods of delivering health care. In general, these government and private measures have caused health care providers, including our customers, to be more selective in the purchase of medical products. In addition, changes in government regulation or in private third-party payers’ policies may limit or eliminate reimbursement for procedures employing our products, which could have a material adverse effect on our business, results of operations and financial condition. See Item 1A, Risk Factors – Factors That May Affect Future Results – “Our Operating Results May be Adversely Affected by Changes in Third Party Coverage and Reimbursement Policies and any Uncertainty Regarding Healthcare Reform Measures.”
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
Employees
     At December 29, 2007 we had a total of 151 full-time employees (141 in U.S., 6 in France and 4 in U.K.), including 83 in operations and service, 39 in sales and marketing, 15 in research and development and 14 in finance and administration. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. At December 29, 2007, we employed 36 such persons. We intend to hire additional personnel during the next twelve months primarily in operations, direct sales, research and development and finance areas. Our future success will depend in part on our ability to attract, train, retain and motivate highly qualified employees, who are in great demand. We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization, and we have never experienced a work stoppage or strike. We consider our employee relations to be good.
Available Information
     Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our website at www.IRIDEX.com, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission, however, the information on, or that can be accessed through, our website is not part of this report. Additionally, these filings may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330, by sending an electronic message to the SEC at publicinfo@sec.gov or by sending a fax to the SEC at 1-202-777-1027. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

Item 1A. Risk Factors
Factors That May Affect Future Results
     In addition to the other information contained in this Annual Report Form 10-K, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operation. You should carefully consider the risks described below before making an investment decision.
     We believe there is significant risk as to whether our current liquidity and capital resources will be sufficient to meet our currently planned operating requirements for the next 12 months.
     As of December 29, 2007 the Company was out of compliance with its debt covenants on its existing credit facilities with Mid-Peninsula Bank and the Export-Import Bank (the Lenders). We have obtained a waiver from the Lenders. Subsequent to the year end the Company replaced these credit facilities with a new facility with Wells Fargo Bank (the Bank). The new facility is an asset based revolving loan facility that allows the Company to borrow up to $8 million if sufficient collateral is available. Collateral is defined as certain accounts receivable balances and certain eligible inventory items that form the borrowing base against which the Company may borrow. The facility also specifies a number of covenants including two that are financial: a monthly net income / loss target and monthly debt service coverage target. Although management is of the opinion that this facility provides sufficient liquidity to operate for the next 12 months, that the covenants are reasonable and management expects to be able to meet these covenants, recent operating results indicate that there is significant risk in achieving these goals, particularly for the remaining period where we are obligated to make payments to AMS. If the Company is not able to perform and becomes out of compliance with its debt covenants, the Bank would be entitled to exercise its remedies under this facility which include declaring all outstanding obligations due.
     Our independent registered public accounting firm, Burr, Pilger, & Mayer LLP, issued an opinion in connection with their audit of our financial statements for the fiscal year ended December 29, 2007 which stated, that there was substantial doubt as to our ability to continue as a going concern.
     We Have More Indebtedness and Fewer Liquid Resources After the Acquisition of the Aesthetics Business of Laserscope, Which Does Adversely Affect Our Cash Flows and Business.
     In order to complete the Laserscope acquisition, we entered into financing arrangements and used the majority of our liquid resources. Previously we had no debt outstanding. In addition, as of December 29, 2007, we have a remaining obligation to AMS of $4.8 million plus interest and outstanding non cancelable purchase orders to purchase an additional $1.3 million of inventory. The increased levels of debt and obligations does among other things:
•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt and obligations, thereby reducing funds available for working capital, capital expenditures, acquisitions and other purposes;

•	make it more difficult for us to meet our payments and other obligations to other 3rd parties;

•	increase our vulnerability to, and limit our flexibility in planning for, adverse economic and industry conditions;

•	increase our sensitivity to interest rate increases on our indebtedness with variable interest rates;

•	result in an event of default if we fail to comply with the financial and other restrictive covenants contained in our debt agreements, which event of default could result in all of our debt becoming immediately due and payable;

•	affect our credit rating;

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures, additional acquisitions and other general corporate requirements;

•	create competitive disadvantages compared to other companies with less indebtedness; and

•	limit our ability to apply proceeds from an offering or asset sale to purposes other than the repayment of debt.

     The Company May Not Realize Those Anticipated Benefits of Our Acquisition of the Aesthetics Business of Laserscope.
     On January 16, 2007, we completed our acquisition of the aesthetics business of Laserscope (the “Aesthetics Business”), a wholly-owned subsidiary of American Medical Systems Holdings, Inc. To date, we have not realized the anticipated benefits of the acquisition and our ability to realize the anticipated benefits of the acquisition will depend, in part, on our ability to integrate the Aesthetics Business with our business and to take full advantage of the domestic and international sales channels. For example, immediately following the completion of the acquisition the domestic sales fare consisted of 28 sales representatives and managers. On December 29, 2007 there were six sales representatives and managers in the domestic aesthetics sales force. Integrating the Aesthetics Business has been expensive and time-consuming and we may not be able to successfully complete the process. These integration efforts have taken a significant amount of time, placed a significant strain on managerial, operational and financial resources and proven to be more difficult and more expensive than predicted. The diversion of our management’s attention and any delays and difficulties encountered in connection with integrating the Aesthetics Business could continue to result in the disruption of our on-going business or inconsistencies in standards, controls, procedures and policies that could negatively affect our ability to maintain relationships with customers, suppliers, collaborators, employees and others with whom we have business dealings. These disruptions could harm our operating results.
     We cannot assure you that the combination of the Aesthetics Business with us will result in the realization of the full benefits anticipated from the acquisition.
     If There is Not Sufficient Demand for the Aesthetics Procedures Performed with Our Products, Practitioner Demand for Our Products Could be Inhibited, Resulting in Unfavorable Operating Results and Reduced Growth Potential.
     Continued expansion of the global market for laser- and other light-based aesthetics procedures is a material assumption of our growth strategy. Most procedures performed using our aesthetics products are elective procedures not reimbursable through government or private health insurance, with the costs borne by the patient. The decision to utilize our aesthetics products may therefore be influenced by a number of factors, including:
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
     If, as a result of these factors, there is not sufficient demand for the procedures performed with our aesthetics products, practitioner demand for our aesthetics products could be reduced, resulting in unfavorable operating results and lower growth potential.
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
     In particular, the material weaknesses identified related to the Company’s staffing levels that impacted our ability to implement the remediation plan designed to address the material weakness identified in last year’s Annual Report concerning period-end review procedures. We are taking a number steps designed to remedy the material weaknesses summarized above, including hiring a Chief Financial Officer and other staff members of the finance function. However, if despite our remediation efforts, we fail to remediate our material weaknesses, we could be subject to regulatory scrutiny and a loss of public confidence in our disclosure controls and procedures. These remediation efforts will likely increase our general and administrative expenses and could, therefore, have an adverse effect on our reported net income.
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
     We currently market visible and infrared medical laser systems and delivery devices to the ophthalmology and aesthetics markets. We believe that continued and increased sales, if any, of these medical laser systems is dependent upon a number of factors including the following:
•	acceptance of product performance, features, ease of use, scalability and durability;

•	recommendations and opinions by ophthalmologists, dermatologists, plastic surgeons, other clinicians, and their associated opinion leaders;

•	clinical study outcomes;

•	price of our products and prices of competing products and technologies;

•	availability of competing products, technologies and alternative treatments; and

•	level of reimbursement for treatments administered with our products.

     In addition, we derive a meaningful portion of our sales from recurring revenues including disposable laser probes, EndoProbes and service. Our ability to increase recurring revenues from the sale of laser probes will depend primarily upon the features of our current products and product innovation, ease of use and prices of our products, including the relationship to prices of competing delivery devices. The level of our service revenues will depend on the quality of service we provide and the responsiveness and the willingness of our customers to request our services rather than purchase competing products or services. Any significant decline in market acceptance of our products or our revenues derived from the sales of laser consoles, delivery devices or services may have a material adverse effect on our business, results of operations and financial condition.
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
     The Company’s ability to generate incremental revenue growth will depend, in part, on the successful outcome of research and development activities, including clinical trials, that lead to the development of new products and new applications using our products. Our research and development process is expensive, prolonged, and entails considerable uncertainty. Because of the complexities and uncertainties associated with ophthalmic and aesthetics research and development, products we are currently developing may not complete the development process or obtain the regulatory approvals required to market such products successfully. The products currently in our development pipeline may not be approved by regulatory entities and may not be commercially successful, and our current and planned products could be surpassed by more effective or advanced products of current or future competitors. Therefore, even if we are able to successfully develop enhancements or new generations of our products, these enhancements or new generations of products may not produce revenue in excess of the costs of development and they may be quickly rendered obsolete by changing customer preferences or the introduction by our competitors of products embodying new technologies or features.
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
     We Face Strong Competition in Our Markets and Expect the Level of Competition to Grow in the Foreseeable Future.
     Competition in the market for devices used for ophthalmic and aesthetics treatment procedures is intense and is expected to increase. Our competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. Our principal competitors in ophthalmology are Lumenis Ltd., Nidek Co. Ltd, Carl Zeiss Meditec AG, Ellex Medical Lasers Ltd, Alcon Inc., and Synergetics. Most of these companies currently offer a competitive, semiconductor-based laser system for ophthalmology. Also within ophthalmology, pharmaceutical alternative treatments for AMD such as Lucentis/Avastin (Genentech), and to a lesser extent Visudyne (Novartis) and Macugen (OSI Pharmaceuticals) compete rigorously with traditional laser procedures.
     In aesthetics our principal competitors are Syneron, Candela Corporation, Palomar Technologies, Inc., Cutera, Lumenis Ltd and Cynosure. These competitors have more sales representatives supporting broader product lines. Some competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do.
     In both markets, some companies also have greater name recognition than we do and long-standing customer relationships. In addition to other companies that manufacture photocoagulators, we compete with pharmaceuticals, other technologies and other surgical techniques. Some medical companies, academic and research institutions, or others, may develop new technologies or therapies that are more effective in treating conditions targeted by us or are less expensive than our current or future products. Any such developments could have a material adverse effect on our business, financial condition and results of operations.
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
     We Rely on Patents and Proprietary Rights to Protect our Intellectual Property and Business.
     Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued sixteen United States patents and five foreign patents on the technologies related to our products and processes. We have approximately seven pending patent applications in the United States and five foreign pending patent applications that have been filed. Our patent applications may not be approved. Along with the acquisition of the AMS/Laserscope aesthetic products, we acquired a royalty-free license to eleven of the AMS/Laserscope patents. In addition, we acquired a license to a Palomar patent under which royalties are paid to Palomar based upon a percentage of sales of certain products acquired from AMS/Laserscope. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.
     Patents have a limited lifetime and once a patent expires competition may increase. For example our “Connector Patent“ used to connect our delivery devices (disposable & non-disposable) to our laser consoles will expire in 2009. Delivery devices which do not utilize our Connector Patent technology are not recognized by our laser consoles. We derive, and expect to continue to derive, a large portion of our recurring revenue and profits from sales of our disposable laser probe products. Expiration of this patent may increase competition from our competitors for our disposable laser probe business and there can be no guarantees that we will maintain our market share of this business.
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
     Any claims, with or without merit, and regardless of whether we are successful on the merits, would be time-consuming, result in costly litigation and diversion of technical and management personnel, cause shipment delays or require us to develop non-infringing technology or to enter into royalty or licensing agreements. For example, during fiscal year 2007, the Company settled patent litigations with Synergetics, Inc., which was time-consuming, costly and a diversion of technical and management personnel. An adverse determination in a judicial or administrative proceeding and failure to obtain necessary licenses or develop alternate technologies could prevent us from manufacturing and selling our products, which would have a material adverse effect on our business, results of operations and financial condition.
     We Depend on International Sales for a Significant Portion of Our Operating Results.
     We derive, and expect to continue to derive, a large portion of our revenue from international sales. For the year ended December 29, 2007, our international sales were $25.6 million or 46.1% of total sales. We anticipate that international sales will continue to account for a significant portion of our revenues, particularly ophthalmology, in the foreseeable future. None of our international revenues and costs has been denominated in foreign currencies, other than sales made by our UK and French subsidiaries. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. The factors stated above could have a material adverse effect on our business, financial condition or results of operations. Our international operations and sales are subject to a number of other risks and potential costs, including:
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
     Our ability to sell our products and generate revenue depends upon our direct sales force within the United States and relationships with independent distributors outside the United States. Currently our direct sales force consists of 21 employees and we maintain relationships with approximately 100 independent distributors internationally selling our products into 107 countries. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are entirely dependent on the efforts of these third parties. If any distributor breaches terms of its distribution agreement or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory would be adversely affected.
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
     If We Lose Key Personnel or Fail to Integrate Replacement Personnel Successfully, Our Ability to Manage Our Business Could Be Impaired.
     Our future success depends upon the continued service of our key management, technical, sales, and other critical personnel. Our officers and other key personnel are employees-at-will, and we cannot assure you that we will be able to retain them. Key personnel have left our Company in the past and there likely will be additional departures of key personnel from time to time in the future. On October 16, 2007, Barry G. Caldwell resigned as the Company’s President and Chief Executive Officer and as a member of the Company’s Board of Directors, effective as of that date. Upon Mr. Caldwell’s resignation, Theodore A. Boutacoff, the Company’s current Chairman of the Board, returned to serve as President and Chief Executive Officer. Mr. Boutacoff was the Company’s President and Director from 1989 until 2005. On July 20, 2007, Meryl A. Rains resigned as the Company’s Chief Financial Officer. An interim Chief Financial Officer was hired for the interim period until James H. Mackaness was hired as full time Chief Financial Officer on January 2, 2008, subsequent to the period covered by this Annual Report on Form 10-K. Key personnel, including certain members of our aesthetics sales force who joined the Company in connection with the acquisition of the aesthetics business of Laserscope, have left the Company in the past and there likely will be additional departures of key personnel from time to time in the future. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of Company initiatives, and the results of our operations. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain highly qualified personnel. Competition for qualified personnel in our industry and the San Francisco Bay Area, as well as other geographic markets in which we recruit, is intense and characterized by increasing salaries, which may increase our operating expenses or hinder our ability to recruit qualified candidates. In addition, the integration of replacement personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful.
     If We Fail to Accurately Forecast Demand For Our Product and Component Requirements For the Manufacture of Our Product, We Could Incur Additional Costs or Experience Manufacturing Delays and May Experience Lost Sales or Significant Inventory Carrying Costs.
     We use quarterly and annual forecasts based primarily on our anticipated product orders to plan our manufacturing efforts and determine our requirements for components and materials. It is very important that we accurately predict both the demand for our product and the lead times required to obtain the necessary components and materials. Lead times for components vary significantly and depend on numerous factors, including the specific supplier, the size of the order, contract terms and current market demand for such components. If we overestimate the demand for our product, we may have excess inventory, which would increase our costs. If we underestimate demand for our product and, consequently, our component and materials requirements, we may have inadequate inventory, which could interrupt our manufacturing, delay delivery of our product to our customers and result in the loss of customer sales. Any of these occurrences would negatively impact our business and operating results. During the fourth quarter of 2007, we received $3.7 million dollars in additional aesthetics inventory from American Medical Systems Holdings in connection with the acquisition of the aesthetics business of Laserscope. At that time, with the exception of some aesthetics products which are not being transferred to the Company, we assumed primary responsibility for manufacturing the aesthetics product line that we acquired from Laserscope and we will be integrating this operation into our current facility and manufacturing organization. We may not have sufficient resources to assume these manufacturing obligations without increased costs or delays and disruptions in manufacturing. Any of these occurrences would negatively impact our business and operating results.
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
     We Face Risks Associated with Our Collaborative and OEM Relationships.
     Our collaborators may not pursue further development and commercialization of products resulting from collaborations with us or may not devote sufficient resources to the marketing and sale of such products. For example, in 2005 we developed and sold a laser system on an OEM basis for a third party which positively impacted the revenues and gross margins during the second half of 2005, but did not continue. We cannot provide assurance that these types of relationships will continue over a longer period. Our reliance on others for clinical development, manufacturing and distribution of our products may result in unforeseen problems. Further, our collaborative partners may develop or pursue alternative technologies either on their own or in collaboration with others. If a collaborator elects to terminate its agreement with us, our ability to develop, introduce, market and sell the product may be significantly impaired and we may be forced to discontinue altogether the product resulting from the collaboration. We may not be able to negotiate alternative collaboration agreements on acceptable terms, if at all. The failure of any current or future collaboration efforts could have a material adverse effect on our ability to introduce new products or applications and therefore could have a material adverse effect on our business, results of operations and financial condition.
     We Depend on Collaborative Relationships to Develop, Introduce and Market New Products, Product Enhancements and New Applications.
     We depend on both clinical and commercial collaborative relationships. We entered into a Product Supply Agreement with American Medical Systems Holdings in connection with the acquisition of the aesthetics business of Laserscope, pursuant to which American Medical Systems Holdings currently manufacturers several of our aesthetics products. With the exception of some service parts and the balance of finished goods ordered from AMS, we have transitioned the manufacturing for the majority of these products to our facilities during the fourth quarter of 2007, but we may not have sufficient resources to assume these manufacturing obligations without increased costs or delays and disruptions in manufacturing. We have entered into a Manufacture and Supply Agreement with Synergetics, Inc. pursuant to which Synergetics will manufacture the Company’s line of adjustable laser probes, which represents one model of our disposable laser probe offering. We have entered into collaborative relationships with academic medical centers and physicians in connection with the research and innovation and clinical testing of our products. Commercially, we currently collaborate with Bausch & Lomb to design and manufacture a solid-state green wavelength (532nm) laser photocoagulator module for Bausch & Lomb, called the Millennium Endolase module. The Millennium Endolase module is designed to be a component of Bausch & Lomb’s ophthalmic surgical suite product offering and is not expected to be sold as a stand-alone product. Sales of the Millennium Endolase module are dependent upon the actual order rate from and shipment rate to Bausch & Lomb, which depends on the efforts of our partner and is beyond our control. We cannot assure you that our relationship with Bausch & Lomb will result in further sales of our Millennium Endolase module. The failure to obtain any additional future clinical or commercial collaborations and the resulting failure or success of such arrangements of any current or future clinical or commercial collaboration relationships could have a material adverse effect on our ability to introduce new products or applications and therefore could have a material adverse effect on our business, results of operations and financial condition.
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
     We Face Manufacturing Risks.
     The manufacture of our infrared and visible laser consoles and the related delivery devices is a highly complex and precise process. We assemble critical subassemblies and all of our final products at our facility in Mountain View, California. We may experience manufacturing difficulties, quality control issues or assembly constraints, particularly with regard to new products that we may introduce. This transition occurred during the fourth quarter of 2007 and we may not have sufficient resources to assume these manufacturing obligations without increased costs or delays and disruptions in manufacturing. We may not be able to manufacture sufficient quantities of our products, which may require that we qualify other manufacturers for our products. Furthermore, we may experience delays, disruptions, capacity constraints or quality control problems in our manufacturing operations and, as a result, product shipments to our customers could be delayed, which would negatively impact our net revenues.
     Our Operating Results May Fluctuate from Quarter to Quarter and Year to Year.
     Our sales and operating results may vary significantly from quarter to quarter and from year to year in the future. Our operating results are affected by a number of factors, many of which are beyond our control. Factors contributing to these fluctuations include the following:
•	general economic uncertainties and political concerns;

•	the timing of the introduction and market acceptance of new products, product enhancements and new applications;

•	changes in demand for our existing line of ophthalmic and aesthetics products;

•	the cost and availability of components and subassemblies, including the willingness and ability of our sole or limited source suppliers to timely deliver components at the times and prices that we have planned;

•	our ability to maintain sales volumes at a level sufficient to cover fixed manufacturing and operating costs;

•	fluctuations in our product mix between ophthalmic and aesthetics products and foreign and domestic sales;

•	our ability to address our current liquidity issues;

•	the effect of regulatory approvals and changes in domestic and foreign regulatory requirements;

•	introduction of new products, product enhancements and new applications by our competitors, entry of new competitors into our markets, pricing pressures and other competitive factors;

•	our long and highly variable sales cycle;

•	changes in the prices at which we can sell our products;

•	changes in customers’ or potential customers’ budgets as a result of, among other things, reimbursement policies of government programs and private insurers for treatments that use our products; and

•	increased product innovation costs.
     In addition to these factors, our quarterly results have been, and are expected to continue to be, affected by seasonal factors.
     Our expense levels are based, in part, on expected future sales. If sales levels in a particular quarter do not meet expectations, we may be unable to adjust operating expenses quickly enough to compensate for the shortfall of sales, and our results of operations may be adversely affected. We encountered this adverse effect on our operating results in each of the quarters ended March 31, 2007, June 30, 2007, September 29, 2007 and December 29, 2007. In addition, we have historically made a significant portion of each quarter’s product shipments near the end of the quarter. If that pattern continues, any delays in shipment of products could have a material adverse effect on results of operations for such quarter. Due to these and other factors, we believe that quarter to quarter and year to year comparisons of our past operating results may not be meaningful. You should not rely on our results for any quarter or year as an indication of our future performance. Our operating results in future quarters and years may be below expectations, which would likely cause the price of our common stock to fall.

     Our Stock Price Has Been and May Continue to be Volatile and an Investment in Our Common Stock Could Suffer a Decline in Value.
     The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. In addition, the trading price of our common stock has been significantly adversely affected by our recent operation performance and by liquidity issues. In the calendar year ending December 29, 2007, the trading price of our common stock fluctuated from a high of $10.70 per share to a low of $2.20 per share, and there can be no assurance our common stock trading price will not suffer additional declines. From time to time, we meet with investors and potential investors. In addition, we receive attention from securities analysts and present at some analyst meetings. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes. These broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.
     Material Increases in Interest Rates May Harm Our Sales.
     Some of our products are sold to health care providers in general practice. Many of these health care providers purchase our products with funds they secure through various financing arrangements with third party financial institutions, including credit facilities and short-term loans. If interest rates increase, these financing arrangements will be more expensive to our customers, which would effectively increase the overall cost of owning our products for our customers and, thereby, may decrease demand for our products. Any reduction in the sales of our products would cause our business to suffer.
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
     We are subject to a number of requirements, including the reporting requirements of the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002. We are now required to comply with certain requirements of Section 404 of the Sarbanes-Oxley Act which require management to perform an assessment of internal control over financial reporting. These requirements might place a strain on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, our management’s attention might be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, and operating results. In addition, we might need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and we might not be able to do so in a timely fashion.
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
     Our Manufacturing Capacity May Not Be Adequate to Meet the Demands of Our Business.
     If our sales increase substantially, including increases in the sales of our aesthetics products, we may need to increase our production capacity and may not be able to do so in a timely, effective, or cost efficient manner. Any prolonged disruption in the operation of our manufacturing facilities could materially harm our business. We cannot assure you that if we choose to scale-up our manufacturing operations, we will have the resources necessary to do so, or that we will be able to obtain regulatory approvals in a timely fashion, which could affect our ability to meet product demand or result in additional costs.
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
     The United States government has declared an embargo that restricts the export of products and services to a number of countries, including Iran, Syria, Sudan and Cuba, for a variety of reasons, including the support by these countries of terrorism. We sell our products through distributors in Europe, Asia and the Middle East, and in such circumstances the distributor is responsible for interacting with the end user of our products, including assisting in the set up of any products purchased by such end user. In order to comply with United States export laws, we have instituted export controls including training for our personnel in export restrictions and requirements, appointing an export control officer to oversee our export procedures, executing agreements with our distributors that include defining their territory for sale and requirements pertaining to United States export laws, obtaining end user information from our distributors and screening it to restricted party lists maintained by the United States government. While we believe that these procedures are adequate to prevent the export or re-export of our products into countries under embargo by the United States government, we cannot assure you that our products will not be exported or re-exported by our distributors into such restricted countries. In particular, our control over what our distributors do with our products is necessarily limited, and we cannot assure you that they will not sell our products to an end user in a country in violation of United States export laws. Any violation of United States export regulations could result in substantial legal, consulting and accounting costs, and significant fines and/or criminal penalties. In the event that our products are exported to countries under a United States trade embargo in violation of applicable United States export laws and regulations, such violations, costs and penalties or other actions that could be taken against us could adversely affect our reputation and/or have an adverse effect on our business, financial condition, prospects or results of operations.
     We have sold and may continue to sell, with a license, our products into countries that are under embargo by the United States and as a result have incurred and may continue to incur significant legal, consulting and accounting fees and may place our Company’s reputation at risk.
     United States export laws permit the sale of medical products to certain countries under embargo by the United States government if the seller of such products obtains a license to do so, which requirements are in place because the United States has designated such countries as state sponsors of terrorism. Certain of our products have been sold in Iran, Sudan and Syria under license through distribution agreements with independent distributors. The aggregate revenue generated by sales of our products into Iran, Sudan and Syria have been immaterial to our business and results of operations.
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
Item 1. B Unresolved Staff Comments
     None.
Item 2. Properties
     We lease 37,000 square feet of space in Mountain View, California. This facility is being substantially utilized for all of our manufacturing, research and development efforts and also serves as our corporate headquarters. This facility is utilized for both our ophthalmology medical device segment and our dermatology medical device segment. In September 2003, we entered into a lease amendment for our facility in Mountain View. The original lease term of this facility, which ended in February 2004, was amended and extended until February 2009. The lease was also amended to grant us an option to renew this lease for an additional five year period beginning 2009 and continuing until 2014 at a base monthly rental amount to be negotiated at the time of the renewal. We also lease 2,100 square feet of space in Cwmbran, South Wales and 3,200 square feet in Lisses, France which come up for renewal in April 2010 and June 2008, respectively.
     Management believes that our Mountain View facility has capacity adequate for our current needs including the requirements for the acquisition of Laserscope products and that suitable additional space or an alternative space would be available as needed in the future on commercially reasonable terms.

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
     Our common stock is currently and has been quoted on the NASDAQ Global Market under the symbol “IRIX” since our initial public offering on February 15, 1996. The following table sets forth for the periods indicated the high and low sales prices for our common stock, as reported on the NASDAQ Global Market.

Fiscal 2007	High	Low
Fourth Quarter	$5.36	$2.20
Third Quarter	5.44	2.32
Second Quarter	8.90	4.75
First Quarter	10.70	8.50
Fiscal 2006
Fourth Quarter	$11.65	$8.03
Third Quarter	10.69	7.20
Second Quarter	13.40	9.75
First Quarter	13.34	7.50
     On April 1, 2008 the closing price on the NASDAQ Global Market for our common stock was $1.65 per share. As of April 1, 2008, there were approximately 66 holders of record (not in street name) of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of our stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
     We have never paid cash dividends on our common stock. We currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future. In addition, the payment of cash dividends to our stockholders is currently prohibited by our credit facility. See Note 9 of Notes to Consolidated Financial Statements.
Recent Sales of Unregistered Securities
     On August 31, 2007, the Company filed a Certificate of Designation, Preferences and Rights of Series A Preferred Stock of IRIDEX Corporation (the “Certificate of Designation”) with the Secretary of State of the State of Delaware. The Certificate of Designation authorizes the Company to issue up to 500,000 of the 2,000,000 authorized shares of preferred stock as shares of Series A Preferred Stock, par value $0.01 per share.
     On August 31, 2007, the Company entered into the Securities Purchase Agreement attached hereto as Exhibit 10.16 (the “Securities Purchase Agreement” with purchasers, BlueLine Capital Partners, LP; BlueLine Capital Partners III, LP; and BlueLine Capital Partners II, LP (the “Purchasers” or “BlueLine”) to sell units, (the “Units”), consisting of one share of the Company’s Series A Preferred Stock (the “Series A Preferred Stock”) and one warrant to purchase 1.2 shares of the Company’s Common Stock. In connection with this transaction the Company issued an aggregate of 500,000 Units at $10.00 per Unit, resulting in the issuance of 500,000 shares of Series A Preferred Stock, convertible into 1 million shares of Common Stock pursuant to the provisions of the Certificate of Designation, and warrants to purchase an aggregate of 600,000 shares Common Stock at an exercise price of $0.01 per share. The warrants were exercisable after August 31, 2007 and were to expire December 31, 2007, but were exercised prior to that date.
     The financing was completed through a private placement to accredited investors and is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and the shares of the Series A Preferred Stock together with the shares of the Common Stock issuable upon the conversion of the Series A Preferred Stock and the Warrants together with the shares of the Common Stock issuable upon the exercise of the Warrants have not been registered under the Securities Act or any state securities laws. Unless so registered, such securities may not be offered or sold in the United States absent an exemption from, or in a transaction not subject to, the registration requirement of the Securities Act and any applicable state securities laws.

     The Series A Preferred Stock has a purchase price per share equal to $10.00 (the “Purchase Price”) and has liquidation preference over the Company’s Common Stock. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of shares of Series A Preferred Stock shall be entitled to receive, prior to any distribution to the holders of the Company’s Common Stock, an amount per share equal to the Purchase Price (as adjusted for any dividends, subdivisions, split-ups, combinations, recapitalizations, reclassifications, reorganizations, mergers, consolidations and the like), plus any accrued and unpaid dividends.
     The holders of the Series A Preferred Shares shall have the right to vote on any matter submitted to a vote of the stockholders of the Company and shall be entitled to vote that number of votes equal to the aggregate number of shares of Common Stock issuable upon the conversion of such holders’ shares of Series A Preferred Stock to Common Stock.
     The Series A Preferred Stock may be converted to that number of shares of the Company’s Common Stock determined by dividing the Purchase Price by $5.00 (as adjusted for capital reorganizations, stock splits, reclassifications, etc.) (the “Conversion Price”) at the election of the holders of such Series A Preferred Stock. In the event that the Common Stock of the Company trades on a trading market at or above a closing price equal to $5.00 per share (as adjusted for capital reorganizations, stock splits, reclassifications, etc.) for a period of 30 consecutive trading days, the shares of Series A Preferred Stock shall automatically convert into a number of shares of Common Stock determined by dividing the Purchase Price by the then applicable Conversion Price.
Item 6. Selected Financial Data
     The following selected consolidated financial data as of December 29, 2007 and December 30, 2006, and for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, has been derived from, and are qualified by reference to, our audited consolidated financial statements included herein. The selected consolidated statement of operations data for the years ended January 1, 2004 and January 3, 2003, and the consolidated balance sheet data as of December 31, 2005 January 1, 2004 and January 3, 2003 has been derived from our audited financial statements not included herein. These historical results are not necessarily indicative of the results of operations to be expected for any future period.
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

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	Year	Year	Year	Year	Year
	2007	2006	2005	2004	2003
Consolidated Statement of Operations Data:
Sales	$55,532	$35,904	$37,029	$32,810	$31,699
Cost of sales	31,248	17,099	18,854	17,922	17,628

Gross profit	24,284	18,805	18,175	14,888	14,071

Operating expenses:
Research and development	5,779	5,511	4,195	4,509	4,032
Selling, general and administrative	27,930	18,059	12,171	11,455	10,087
Impairment of goodwill and intangibles assets	14,690	—	—	—	—

Total operating expenses	48,399	23,570	16,366	15,964	14,119

(Loss) income from operations	(24,115)	(4,765)	1,809	(1,076)	(48)
Legal settlement	2,500	—	—	—	—
Interest and other (expense) income, net	(644)	733	528	319	212

(Loss) income before income taxes	(22,259)	(4,032)	2,337	(757)	164
(Provision) benefit from income taxes	(13)	(1,721)	(666)	355	207

Net income (loss)	$(22,272)	$(5,753)	$1,671	$(402)	$371

Share Data (basic and diluted):
Basic net income (loss) per common share	$(2.69)	$(0.75)	$0.23	$(0.06)	$0.05
Diluted net income (loss) per common share	$(2.69)	$(0.75)	$0.21	$(0.06)	$0.05
Shares used in net income (loss) per common share calculation Basic	8,293	7,713	7,405	7,200	6,933

	December 29,	December 30,	December 31,	January 1,	January 3,
	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data:
Cash, cash equivalents and available-for-sale securities	$5,809	$21,051	$21,434	$18,028	$16,292
Working capital	7,659	29,846	32,330	25,342	28,462
Total assets	46,654	40,177	41,104	39,093	35,839
Total stockholders’ equity	18,810	32,157	34,517	31,783	30,834
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     IRIDEX Corporation is a leading worldwide provider of therapeutic based laser systems and delivery devices used to treat eye diseases in ophthalmology and skin conditions in aesthetics. In January 2007, the Company acquired Laserscope’s aesthetics business including its subsidiaries in France and the United Kingdom (UK) from American Medical Systems Holdings (AMS). Laserscope aesthetics treatments encompass minimally invasive surgical treatments for pigmented and vascular lesions, skin rejuvenation, skin tightening, hair reduction, leg veins, and acne.
     Our products are sold in the United States (US) predominantly through a direct sales force and internationally through approximately 100 independent distributors into 107 countries. During 2007 our aesthetics products were sold, marketed and serviced directly in the U.K. and France.
     We manage and evaluate our business in two segments — ophthalmology and aesthetics. We further break down these segments by geography — Domestic (US) and International (the rest of the world). In addition, within ophthalmology, we review trends by laser system sales (consoles and delivery devices) and recurring sales (single use disposable laser probes (“disposables”), service and support).
     Our ophthalmology revenues arise primarily from the sale of our IRIS Medical OcuLight and IQ 810 laser systems, disposables and revenues from service and support activities. Our current family of OcuLight systems includes the OcuLight TX, the OcuLight Symphony (Laser Delivery System), OcuLight SL, OcuLight SLx, OcuLight GL and OcuLight GLx laser photocoagulation systems as well as the IRIS Medical IQ 810 laser system. We also produce the Millennium Endolase module which is sold exclusively to Bausch & Lomb and incorporated into their Millennium Microsurgical System.
     Our aesthetics revenues arise primarily from the sales our Laserscope aesthetics products including: the Gemini, Venus-i, Lyra-i and Aura-i Laser Systems, the VersaStat 10 mm, VersaStat-i, and Dermastat handpieces along with an articulated arm for the Venus-i Laser System, as well as our IRIDEX VariLIte and DioLite XP laser systems.
     Sales to international distributors are made on open credit terms or letters of credit and are currently denominated in United States dollars and, accordingly, are not subject to risks associated with international monetary conditions and currency fluctuations. Sales of aesthetics products to end customers from our UK and French subsidiaries are denominated in British pounds and Euros, respectively.
     Cost of goods sold consists primarily of the cost of purchasing components and sub-systems, assembling, packaging, shipping and testing components at our facility, direct labor and associated overhead and, beginning in 2007, amortization of intangible assets acquired in the Laserscope acquisition, and the addition of the field service organization in the US in support of the Laserscope aesthetics products.
     Research and development expenses consist primarily of personnel costs, materials to support new product development and research support provided to clinicians at medical institutions developing new applications which utilize our products. Research and development costs have been expensed as incurred.
     Sales, general and administrative expenses consist primarily of costs of personnel, sales commissions, travel expenses, advertising and promotional expenses, facilities cost, legal and accounting fees, insurance and other expenses not allocated to other departments.

     On July 5, 2007, Meryl A. Rains, who commenced service as the Company’s Chief Financial Officer on February 5, 2007, notified the Company that she was resigning as the Company’s Chief Financial Officer, effective as of July 20, 2007. The Company hired an interim Chief Financial Officer to serve while the Company identified and hired a full time Chief Financial Officer.
     On December 17, 2007 the Company announced that James H. Mackaness would join the Company as Chief Financial Officer commencing January 2, 2008.
     On October 16, 2007, Barry G. Caldwell resigned as the Company’s President and Chief Executive Officer and as a member of the Company’s Board of Directors (the Board), effective as of such date.
     On October 16, 2007, the Board appointed Theodore A. Boutacoff to serve as the Company’s President and Chief Executive Officer. Mr. Boutacoff served as the Chairman of the Board and had served as senior principal advisor to the Company’s Chief Executive Officer since 2005. Mr. Boutacoff co-founded the Company and served as its President and Chief Executive Officer from February 1989 to July 2005 and has been a member of its Board since February 1989.
Results of Operations — 2007, 2006 and 2005
The following table sets forth certain operating data as a percentage of revenue for the periods included.

	Percentage of Revenue
	Years Ended
	Dec 29, 2007	Dec 30, 2006	Dec 31, 2005
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	56.3	47.6	50.9

Gross margin	43.7	52.4	49.1
Operating expenses:
Research and development	10.4	15.3	11.3
Selling, general and administrative	50.3	50.3	32.9
Impairment of goodwill and intangible assets	26.5	—	—

Total operating expense	87.2	65.6	44.2

(Loss) income from operations	(43.4)	(13.3)	4.9
Legal settlement	4.5	—	—
Interest and other (expense) income, net	(1.2)	2.1	1.4
Income (loss) before income taxes	(40.1)	(11.2)	6.3
(Provision) for income taxes	(0.0)	(4.8)	(1.8)

Net (loss) income	(40.1)	(16.0)	4.5

Acquisitions.
     In order to more fully understand the comparison of the results of operations for the year ended December 29, 2007 to the years ended December 30, 2006 and December 31, 2005, it is important to note that we acquired Laserscope’s aesthetics business from AMS in January 2007, which had a material impact on our financial position and results of operations during 2007.
Impairment of Goodwill and Intangible Assets.
     As a result of the acquisition of the Laserscope aesthetics business from AMS in January 2007, the Company recorded $16.4 million of intangible assets and $10.1 million of Goodwill. The intangible assets are being amortized over their useful lives with $1.8 million being charged to cost of goods sold and $1 million being charged to Sales, General and Administrative expense for 2007. At the year end, the Company conducted an impairment test in accordance with SFAS 142 — Goodwill and Other Intangible Assets and determined that based on operating results for 2007 and the outlook for the aesthetics business for 2008 and beyond, there was significant impairment to the intangible assets and goodwill. In addition, the Company revisited the useful lives associated with the remaining intangible assets to ensure they reflected the revised outlook for the aesthetics business. The impact of this review was to write down goodwill by $6.9 million from $10.1 million to $3.2 million and write down the gross carrying value of the intangible assets by $7.8 million from $16.4 million to $8.6 million. The net carrying value of intangible assets after impairment which includes the acquisition expense for the year as of December 29, 2007 is $5.9 million. The Company’s strategy going forward is to improve the operating efficiency of the aesthetics business and maximize the potential benefits from the Laserscope acquisition. See Item 1A. “Risk Factors — Factors That May Affect Future Results — “The Company May Not Realize Those Anticipated Benefits Of Our Acquisition Of The Aesthetics Business Of Laserscope”

Comparison of 2007 and 2006
Revenues.
     Total revenue in 2007 increased to $55.5 million from $35.9 million in 2006, a $19.6 million or 54.6% increase. The increase was primarily the result of the Laserscope acquisition.
     Aesthetics revenues in total increased $18.1 million to $23.2 million, with international aesthetics system revenues increasing $8.9 million to $10.2 million, domestic aesthetics system revenues increasing $3.0 million to $6.0 million and service revenues increasing $6.2 million to $7.0 million. The increase was primarily the result of the Laserscope acquisition.
     Ophthalmology revenues in total increased $1.5 million or 4.9% with domestic ophthalmology system revenues decreasing $0.6 million or (8.7%) to $6.3 million and international ophthalmology system revenues increasing $0.8 million or 10.6% to $8.7 million. Ophthalmology recurring revenues consisting of disposables and service represented 48.6% of our aggregate ophthalmology business in 2007 up 13.7% from $13.8 million in 2006 to $15.7 million in 2007. OEM revenues decreased $0.6 million or 27.3% to $1.6 million. This revenue is generated from a long standing relationship and demand for the end user products is decreasing.
Gross Profit.
     Gross profit increased to $24.3 million in 2007 from $18.8 million in 2006. The increase in gross profit was primarily the result of the increased revenues derived from aesthetics systems and services acquired from AMS.
     Gross margin represented 43.7% of revenues in 2007 and 52.4% of revenues in 2006. The major components that contributed to the change in overall gross margin are: changes in direct margins; addition of amortization expense for intangibles; and absorption of manufacturing costs.
     Direct margins as a percentage of revenue remained constant for the Ophthalmology business. Direct margins as a percentage of revenue decreased for the Aesthetics business with the addition of the Laserscope products having lower direct margins (see Item 8, Note 14. “Major Customers and Business Segments”). Service margins decreased with the additional costs associated with the addition of the field service organization required to support the Laserscope products. The impact of these changes in direct margins was a reduction to overall gross margin of 11.5%.
     In addition, overall gross margin was reduced by the inclusion in cost of goods sold of $1.8 million of amortization expense in 2007 for intangible assets acquired in the Laserscope acquisition. This cost was not present in 2006. The impact of this change was a reduction to overall gross margin of approximately 3.3%.
     Overall gross margin was improved by a decrease in manufacturing costs of $0.3 million and the consequence of total manufacturing costs being spread over increased production. The impact of these changes was an increase in overall gross margin of 6.1%.
     Gross margins as a percentage of sales will continue to fluctuate due to changes in the relative proportions of domestic and international sales, the product mix of sales, costs associated with future product introductions and total unit volume changes that lead to greater or lesser production efficiencies and a variety of other factors. See Item 1A. “Risk Factors — Factors That May Affect Future Results — “Our Operating Results May Fluctuate from Quarter to Quarter and Year to Year.”
Research and Development.
     Research and development includes the cost of research and product development efforts. Research and Development expenses increased by 4.9% to $5.8 million in 2007 from $5.5 million in 2006. $0.1 million of this increase is attributable to increased salary and benefit expense associated with increased headcount resulting from the Laserscope acquisition, although by the end of 2007 the number of employees in Research and Development decreased year over year. Expenses for consulting and temporary help increased $0.2 million. In the future we expect to target our level of research and development spending at approximately 10% of our revenues to maintain a consistent level of new product introductions.
Sales, General and Administrative.
     Sales, general and administrative expense increased in 2007 by 54.7% to $27.9 million from $18.1 million in 2006. Selling, general and administrative expenses increased 9.7% or $2.7 million because of the addition of the UK and French subsidiaries as a result of the Laserscope acquisition. US selling expenses increased 37.2% or $3.6 million. This increase was largely the result of headcount costs increasing $2.7 million. The increase in costs included increased payroll, commissions and travel expenditure associated with the addition of the US Laserscope aesthetics business sales force. In addition, selling expense increased $0.6 million related to the expenses associated with the addition of Laserscope demonstration units used in the sales process. Marketing expense increased $3.4 million primarily as a result of the inclusion of $1 million of amortization expense for intangible assets acquired in the Laserscope acquisition, (this cost was not present in 2006) an additional $1.9 million spent in support of the aesthetics products acquired from Laserscope and $0.3 million of additional expenses related to increased headcount, although by the end of 2007 the number of employees in Marketing decreased year over year. US General and administrative expenses increased $0.1 million. Legal expenses decreased $1.2 million due to the settlement of litigation early in 2007 and stock compensation costs decreased $0.4 million. These decreases were offset by a $0.4 million increase in auditing and accounting services and $1.2 million increase in consulting and temporary help resulting from the Laserscope acquisition. We expect to see a reduction in general and administrative expenses in 2008 as a result of the conclusion of the integration of the Laserscope integration.
Interest and Other income, net.
     Interest and Other income consists of $2.5 million of other income associated with a settlement with Synergetics of legal claims related to patent infringement, offset by interest expense on bank debt in 2007. The Company anticipates receiving an additional $4 million in other income from the settlement, to be paid to the Company in five annual installments of $0.8 million commencing with the Company’s second quarter 2008. In 2006, Interest and Other income was primarily the result of interest received on cash, cash equivalents and available for sale securities.
Income Taxes.
     Significant components affecting the effective tax rate include pre-tax net loss, changes in valuation allowance, federal and state R&D tax credits, income from tax-exempt securities, the state composite tax rate and recognition of certain deferred tax assets subject to valuation allowance. We recorded a tax provision of $13,000 in 2007. In 2006 we recorded a tax provision of $1.7 million resulting from the establishment of a valuation allowance with respect of our deferred tax assets based on past losses and uncertainty regarding our ability to project taxable income.
Comparison of 2006 and 2005
Revenues.
     Total revenue in 2006 declined to $35.9 million from $37 million in 2005, a $1.1 million or 3.0% decrease. The decrease was the result of Aesthetics revenues declining $1.3 million or 20.2% offset by Ophthalmology revenues increasing $0.2 million or 0.5%. Aesthetics revenues in the domestic segment declined $1.3 million or 26.5%. Changes in the composition of the domestic sales force in the first half of the year significantly contributed to this decrease. Aesthetics international revenues were essentially flat. Ophthalmology revenues in the domestic segment increased $0.4 million or 2.4%. This increase in domestic ophthalmology revenue was offset by a decrease in OEM revenue from 2005 levels, which reflected a large one time OEM order. Ophthalmology international revenues declined $0.2 million, a 2% decrease due to a decline of approximately $1.0 million in revenues to end customers in China and Hong Kong offset by strength in international revenues in Europe and other parts of the world.
Gross Profit.
     Gross profit was $18.8 million in 2006 compared to $18.2 million in 2005. Gross margin represented 52.4% of sales in 2006 and 49.1% of sales in 2005. The 3.3% increase in gross margin in 2006 was primarily due to a decrease in warranty reserves due to a change in the duration of our standard warranty, which was reduced from three years to one year and a benefit due to the sale of previously reserved inventory. In addition gross margin was positively impacted by a slight improvement in overall average selling prices.
Research and Development.
     Research and product development expenses increased by 31.4% to $5.5 million in 2006 from $4.2 million in 2005. The increase in spending in 2006 related to increased project spending of $0.5 million associated with increased development efforts, $0.4 million of increased salary and benefit expense associated with increased headcount including expenses for consulting and temporary help and stock compensation expense of $0.3 million recorded in 2006 as a result of implementing FAS 123(R). No stock compensations expense was recorded in 2005.

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
Interest and Other income, net.
     Other income, net consists primarily of interest income earned on available-for-sales securities. Interest income increased in 2006 over 2005 based on higher average cash balances and increased interest rates in 2006.
Income Taxes.
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
Liquidity and Capital Resources
Comparison of 2007 to 2006.
     Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.
     As of December 29, 2007 we had cash and cash equivalents of $5.8 million and working capital of $7.7 million compared with cash and cash equivalents of $21.1 million and working capital of $29.8 million as of December 30, 2006. See Note 9 of Notes to Consolidated Financial Statements in Part II of this report for more information regarding our credit facilities. During the year we raised an additional $4.9 million through the issuance of Series A Preferred Stock and warrants to purchase common stock. See Note 11 of Notes to Consolidated Financial Statements in Part II of this report for more information regarding the share issuance. In August 2007 we reached a final settlement with AMS. Our remaining contractual obligations to AMS are disclosed below and, except for amounts owed under unconditional purchase orders relating to future deliveries, are included in our calculation of working capital. See Note 10 of Notes to Consolidated Financial Statements in Part II of this report for more information regarding the AMS Settlement. The reduction of cash and cash equivalents, the use of proceeds from debt and proceeds from equity financing is primarily related to the acquisition of the Laserscope business. Net cash used by operations for the year amounted to $0.5 million.
     As of December 29, 2007 the Company was out of compliance with its debt covenants on its existing credit facilities with Mid-Peninsula Bank and the Export-Import Bank (the Lenders). However the Company has obtained a waiver for the default and subsequent to year end the Company terminated the credit facilities and entered into a new credit facility with Wells Fargo Bank which provides the Company with the ability to borrow up to $8 million under an asset-based revolving credit facility — See Note 16 of Notes to Consolidated Financial Statements in Part II of this report for more information regarding the new credit facility.
     The credit facility that existed at December 29, 2007 consisted of a term loan and an asset based revolving credit facility. The amounts outstanding at year end under the term loan and revolving credit facility were $5 million and $4.9 million, respectively. Subsequent to year end the Company repaid the amounts then outstanding under these facilities using the $3.8 million of restricted cash and borrowing $5.3 million against the new asset based revolving credit facility.
     Management is of the opinion that the new facility provides sufficient liquidity to operate for the next 12 months, that the covenants are reasonable and management expects to be able to meet these covenants based on its operating plan for 2008. However, recent operating results indicate that there is significant risk in achieving the operating plan, particularly for the remaining period where the Company is obligated to make payments to AMS. If the Company is not able to perform and is to be out of compliance with its debt covenants the Wells Fargo Bank would be entitled to exercise its remedies under this facility which include declaring all outstanding obligations due and payable, and disposing of the collateral if obligations are not paid.
Comparison of 2006 to 2005.
     Net cash used by operations in 2006 totaled $1.4 million. This resulted largely from a net loss of $5.8 million, an increase in net inventories of $0.9 million, offset by $2.5 million associated with the recording of a valuation allowance on the deferred tax asset and non-cash stock compensation expense recorded during the year of $1.8 million. Cash provided by investing activities was $8.2 million due to the conversion of available-for-sale securities into cash and cash equivalents in anticipation of closing the acquisition of the aesthetics business of Laserscope in January 2007. Net cash provided by financing activities was $1.6 million related to the issuance of stock in connection with our employee stock purchase programs.
     Our contractual payment obligations that were fixed and determinable as of December 29, 2007 were as follows:

	Payments Due by Period
						2012 and
	Total	2008	2009	2010	2011	thereafter
Contractual Obligations
Term Loan Principal Payments*	$5,016	$1,180	$1,180	$1,180	$1,180	$296
Balance on revolving credit facility	4,863	4,863	0	0	0	0
Operating Leases Payments	965	616	234	73	42	0
AMS Settlement	4,767	4,767	0	0	0	0
Unconditional Purchase Obligations to AMS**	1,312	1,312	0	0	0	0

Total Contractual Cash Obligations	$16,923	$12,738	$1,414	$1,253	$1,222	$296

*	See Note 16 of Notes to Consolidated Financial Statements in Part II of this report for more information regarding the new credit facility and how this impacts Term Loan Principal Payments for the future periods disclosed above.

**	Related to the AMS Settlement Agreement reached in August 2007, we have agreed to purchase up to $1.3 million worth of certain inventory from AMS to be delivered and paid in 2008.
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
Sales Returns Allowance and Allowance for Doubtful Accounts.
     The Company estimates future product returns related to current period product revenue. We analyze historical returns, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowance. Significant management judgment and estimates must be made and used in connection with establishing the sales returns allowance in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. The provision for sales returns amounted to $0.2 million in fiscal years 2007, 2006 and 2005.
     Similarly management must make estimates regarding the uncollectability of accounts receivable. We are exposed to credit risk in the event of non-payment by customers to the extent of amounts recorded on the balance sheet. As of December 29, 2007, we had accounts receivable totaling $8.9 million, net of an allowance for doubtful accounts of $0.7 million. As sales levels increase the level of accounts receivable would likely also increase. In addition, in the event that customers were to delay their payments to us, the levels of accounts receivable would likely also increase. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on past payment history with the customer, analysis of the customer’s current financial condition, the aging of the accounts receivable balance, customer concentration and other known factors.
Warranty.
     The Company accrues for estimated warranty costs upon shipment of products. Actual warranty costs incurred have not materially differed from those accrued. The Company’s warranty policy is applicable to products which are considered defective in their performance or fail to meet the product specifications. Warranty costs are reflected in the statement of operations as a cost of sales.
Valuation of Goodwill and Intangible Assets.
     The purchase method of accounting for acquisitions requires estimates and assumptions to allocate the purchase price to the fair value of net tangible and intangible assets acquired. The amounts allocated to, and the useful lives estimated for, intangible assets, affect future amortization. There are a number of generally accepted valuation methods used to estimate fair value of intangible assets, and we use primarily a discounted cash flow method, which requires significant management judgment to forecast the future operating results and to estimate the discount factors used in the analysis. Purchased intangible assets were initially recorded in the first quarter of 2007 in conjunction with the acquisition of the aesthetics business of Laserscope - See Note 3. We review our intangible assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. During the first three quarters of 2007 we did not identify any events that indicated that there had been an impairment in the carrying value of these intangible assets. In the fourth quarter of 2007 the Company determined that based on estimated future cash flows the carrying amount of specific intangible assets exceeded their fair value; accordingly an impairment loss was recognized — See Note 7.
     Goodwill and intangible assets determined to have indefinite lives are not amortized, but are subject to an annual impairment test. To determine any goodwill impairment, a two-step process is performed on an annual basis, or more frequently if necessary, to determine 1) whether the fair value of the relevant reporting unit exceeds carrying value and 2) to measure the amount of an impairment loss, if any. Goodwill was initially recorded in the first quarter of 2007 in conjunction with the acquisition of the aesthetics business of Laserscope — See Note 3. During the first three quarters of 2007 we did not identify any events that indicated that there had been an impairment in the carrying value of goodwill. In the fourth quarter the Company performed an annual impairment test. We identified the Laserscope Aesthetics reporting unit as the appropriate reporting unit for this analysis. Reporting units are operating segments or components of operating segments for which discrete financial information is available. The conclusion was that the carrying value of the reporting united exceeded the fair value. As a result management performed the second step and determined the fair value of the assets and liabilities of the reporting unit to measure the amount of impairment loss. By establishing the fair value of the reporting unit and the fair value of assets and liabilities within the reporting unit, the Company determined the amount of impairment to goodwill — See
Note 6.
     Future changes in events or circumstances, such as an inability to achieve the cash flows determined above, may indicate that the recorded value of the intangible assets will not be recovered through future cash flows, or if the fair value of the Laserscope Aesthetics business unit is determined to be less than its carrying value, the Company may be required to record an additional impairment charge for the intangible assets or goodwill or further modify the period of expected lives for the intangible assets.
Income Taxes.
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
Accounting for Uncertainty in Income Taxes.
     Effective December 31, 2006, the Company adopted Financial Accounting Standards Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN No. 48 on December 31, 2006 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date. As a result of the implementation of FIN No. 48, the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods. Upon adoption of FIN No. 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes did not change.
Accounting for Stock-Based Compensation.
     On January 1, 2006 we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee non-qualified and incentive stock options, restricted stock units and employee purchase rights under our Employee Stock Purchase Plan (ESPP Shares) based on estimated fair values. SFAS 123(R) supersedes previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) for periods beginning in fiscal year 2006. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) providing supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).
     SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of income. We adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements, as of and for years ended December 29, 2007 and December 30, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method we used in adopting SFAS 123(R), our results of operations prior to fiscal year 2006 have not been restated to reflect, and do not include, the impact of SFAS 123(R).
     Prior to the adoption of SFAS 123(R), we accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25 and FASB Interpretation (FIN) No. 44, “ Accounting for Certain Transactions Involving Stock Compensation -an Interpretation of APB Opinion No. 25.” Accordingly, no compensation cost has been recognized for our fixed cost stock option plans because stock-based awards were issued at fair market value on the date of grant.
     Stock-based compensation expense recognized in the years ended December 29, 2007 and December 30, 2006, included stock-based compensation expense for share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and stock-based compensation expense for the share-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we changed our method of attributing the value of stock-based compensation expense from the accelerated multiple-option method (for the purposes of non-GAAP information under SFAS 123) to the straight-line single option method. Stock-based compensation expense for all share-based awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated multiple-option approach, while stock-based compensation expense for all share-based awards granted subsequent to December 30, 2005 will be recognized using the straight-line single option method. SFAS 123(R) requires that we recognize expense for awards ultimately expected to vest; therefore we are required to develop an estimate of the number of awards expected to cancel prior to vesting (forfeiture rate). The forfeiture rate is estimated based on historical pre-vest cancellation experience and is applied to all share-based awards. SFAS 123(R) requires the forfeiture rate to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2006, we accounted for forfeitures as they actually occurred.
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
Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No (SFAS) 141(R) (revised 2007), Business Combinations , which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and the goodwill acquired. SFAS 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal 2009. While the Company expects that SFAS 141R will have an impact on accounting for business combinations once adopted, the effect is dependent upon acquisitions at that time.
     In September 2006, the FASB issued SFAS 157, Fair Value Measurements , which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008. The Company does not believe the adoption of SFAS 157 will have a material impact on the consolidated financial statements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted, except for the impact of FASB Staff Position (FSP) 157-2. FSP 157-2 deferred the adoption of SFAS 157 for non financial assets and liabilities until years ended after November 15, 2008. The Company must adopt these requirements no later than the first quarter of 2008.
     In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities . SFAS 159 was issued to allow entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. SFAS 159 is effective January 1, 2008. The Company does not believe the adoption of SFAS 159 will have a material impact on the consolidated financial statements.
      In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact that the pending adoption of SFAS 160 will have on its financial statements.
      On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have not determined the impact, if any SFAS No. 161 will have on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We transact the majority of our business in US dollars and therefore changes in foreign currency rates will not have a significant impact on our income statement or cash flows. However, increases in the value of the US dollar against any local currencies could cause our products to become relatively more expensive to customers in a particular country or region, leading to reduced revenue or profitability in that country or region. As we continue to expand our international sales, our non-US dollar denominated revenue and our exposure to gains and losses on international currency transactions may increase. In January 2007 we acquired two European subsidiaries as part of our acquisition of the assets of the aesthetics business of Laserscope. These entities do transact business in their geographies in their local currency. We currently do not engage in transactions to hedge against the risk of the currency fluctuation, but we may do so in the future.
     The Company requires debt to fund its operations and movements in the credit markets will impact the availability and the cost of this funding.
Item 8. Financial Statements and Supplementary Data.
     Our consolidated balance sheets as of December 29, 2007 and December 30, 2006 and the consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years ending in the period December 29, 2007, December 30, 2006, and December 31, 2005 together with the related notes and the report of our independent auditors, are on the following pages. Additional required financial information is described in Item 15.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of IRIDEX Corporation:
     We have audited the accompanying consolidated balance sheet of IRIDEX Corporation (“the Company”) as of December 29, 2007 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 29, 2007. Our audits also included the financial statement schedule listed in the index to this Annual Report on Form 10-K at Part IV Item 15(a) 2, as of and for the year ended December 29, 2007. These consolidated financial statements and the financial statements schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on those consolidated financial statements and financial statement schedules based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IRIDEX Corporation as of December 29, 2007, and the results of their operations and their cash flows for the year ended December 29, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, as of and for the year ended December 29, 2007, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s losses from operations raise substantial doubt about their ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, effective December 31, 2006.
/s/ Burr, Pilger & Mayer LLP
San Francisco, California
April 10, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of IRIDEX Corporation:
In our opinion, the consolidated balance sheet as of December 30, 2006 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 30, 2006 present fairly, in all material respects, the financial position of IRIDEX Corporation and its subsidiaries at December 30, 2006 and the results of their operations and of their cash flows for each of the two years in the period ended December 30, 2006, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 30, 2006 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 1 to the consolidated financial statements as of December 30, 2006 (not presented herein separately), the Company will not be in compliance with certain debt covenants as of the quarter ended March 31, 2007 and does not have available resources to repay the debt if required to do so by the lender which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements as of December 30, 2006 (not presented herein separately). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As discussed in Note 6 to the consolidated financial statements as of December 30, 2006 (not presented herein separately), the Company changed the manner in which it accounts for stock-based compensation in 2006.
/s/ PricewaterhouseCoopers LLP
San Jose, California
March 30, 2007

IRIDEX Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December	December
	29,	30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$5,809	$21,051
Restricted Cash	3,800	—
Accounts receivable, net of allowance for doubtful accounts of $700 in 2007 and $439 in 2006	8,876	6,052
Inventories, net	15,967	9,499
Prepaids and other current assets	1,051	1,264

Total current assets	35,503	37,866
Property and equipment, net	1,621	1,087
Goodwill	3,239	—
Other intangible assets, net	5,944	—
Other long term assets	347	1,224

Total assets	$46,654	$40,177

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,887	$1,830
Bank line of credit	4,863	—
Accrued compensation	2,024	1,517
Accrued expenses	7,809	2,392
Accrued warranty	1,895	866
Deferred revenue	3,350	1,415
Bank term loan-current portion	5,016	—

Total liabilities	27,844	8,020

Commitments and contingencies (Note 10).

Stockholders’ Equity
Convertible Preferred Stock, $.01 par value:
Authorized: 2,000,000 shares;
Issued and outstanding: 500,000 shares in 2007 and 0 shares in 2006	5	—
Common Stock, $.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding: 8,824,301 shares in 2007 and 7,841,781 shares in 2006	89	79
Additional paid-in capital	38,695	29,697
Accumulated other comprehensive loss	(88)	—
Treasury stock, at cost	(430)	(430)
(Accumulated deficit) retained earnings	(19,461)	2,811

Total stockholders’ equity	18,810	32,157

Total liabilities and stockholders’ equity	$46,654	$40,177

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended	Year Ended	Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
Revenues	$55,532	$35,904	$37,029
Cost of goods sold	31,248	17,099	18,854

Gross profit	24,284	18,805	18,175

Operating expenses:
Research and development	5,779	5,511	4,195
Sales, general and administrative	27,930	18,059	12,171
Impairment of goodwill and intangible assets	14,690	—	—

Total operating expenses	48,399	23,570	16,366

(Loss) income from operations	(24,115)	(4,765)	1,809
Legal settlement	2,500	—	—
Interest and other (expense) income, net	(644)	733	528

(Loss) Income before income taxes	(22,259)	(4,032)	2,337

(Provision for) income taxes	(13)	(1,721)	(666)

Net (loss) income	$(22,272)	$(5,753)	1,671

Basic net (loss) income per common share	$(2.69)	$(0.75)	$0.23

Diluted net (loss) income per common share	$(2.69)	$(0.75)	$0.21

Shares used in computing net (loss) income per share basic	8,293	7,713	7,405

Shares used in computing net (loss) income per common share diluted	8,293	7,713	7,880

IRIDEX Corporation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended	Year Ended	Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
Net (loss) income	$(22,272)	$(5,753)	$1,671
Changes in unrealized losses on available-for-sale securities, net of tax	—	27	6
Foreign currency translation adjustments	(88)	—	—

Comprehensive (loss) income	$(22,360)	$(5,726)	$1,677

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

							Accumulated
	Convertible				Additional		Other
	Preferred Stock		Common Stock		Paid-in	Treasury	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Stock	Income (Loss)	Earnings	Total
Balances, January 1, 2005	—	$—	7,308,857	$74	$25,281	$(430)	$(35)	$6,893	$31,783
Issuance of Common Stock under Stock Option Plan			183,873	2	661				663
Issuance of Common Stock under Employee Stock Purchase Plan			27,628		134				134
Tax Benefit of Employee Stock Option Plan					171				171
Change in unrealized gains on available-for-sale securities							8		8
Warrants issued for services					87				87
Net income								1,671	1,671

Balances, December 31, 2005	—	$—	7,520,358	$76	$26,334	$(430)	$(27)	$8,564	$34,517
Issuance of Common Stock under Stock Option Plan			276,578	3	1,289				1,292
Issuance of Common Stock under Employee Stock Purchase Plan			44,845		295				295
Employee Stock-Based Compensation Expense					1,779				1,779
Change in unrealized gains on available-for-sale securities							27		27
Net loss								(5,753)	(5,753)

Balances, December 30, 2006	—	$—	7,841,781	$79	29,697	$(430)	$—	$2,811	$32,157
Issuance of Common Stock under Stock Option Plan			156,137	2	783				785
Issuance of Common Stock in connection with Laserscope Acquisition			213,435	2	2,012				2,014
Issuance of Common Stock under Employee Stock Purchase Plan			12,948		90				90
Employee Stock-Based Compensation Expense					1,230				1,230
Issuance of Preferred
Stock in private placement, net of issuance cost of $112(see Note 11)	500,000	5			2,586				2,591

							Accumulated
	Convertible				Additional		Other
	Preferred Stock		Common Stock		Paid-in	Treasury	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Stock	Income (Loss)	Earnings	Total
Common stock warrants, $0.01 per share, in connection with private placement (see Note 11)					2,297				2,297
Exercise of common stock warrants, $0.01 per share			600,000	6					6
Accumulated other comprehensive loss							(88)		(88)

Net loss								(22,272)	(22,272)

Balances, December 29, 2007	500,000	$5	8,824,301	$89	$38,695	$(430)	$(88)	$(19,461)	$18,810

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended	Year Ended	Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
Operating activities:
Net (loss) income	$(22,272)	$(5,753)	$1,671
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,818	542	435
Impairment of goodwill and intangible assets	14,690	—	—
Stock compensation cost recognized	1,230	1,816	—
Issuance of warrant	—	—	87
Provision for doubtful accounts	140	141	132
Provision for inventories	3,017	(296)	407
Deferred income taxes	—	2,488	585
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	2,211	396	683
Inventories	(6,676)	(609)	(436)
Prepaids and other current assets	608	(379)	(71)
Other long term assets	(194)	(154)	—
Accounts payable	282	(274)	(139)
Accrued compensation	(640)	(154)	571
Accrued expenses	3,782	771	(1,513)
Accrued warranty	(742)	(263)	196
Deferred revenue	224	343	162

Net cash (used in) provided by operating activities	(522)	(1,385)	2,770

Investing activities:
Purchases of available-for-sale securities	—	(18,250)	(8,770)
Proceeds from maturity of available-for-sale securities	—	27,056	7,646
Business acquisition cost	(25,530)	(60)	—
Acquisition of property and equipment	(776)	(515)	(340)
Purchases of intangible assets	(171)	—	—

Net cash (used in) provided by investing activities	(26,477)	8,231	(1,464)

Cash flows from financing activities:
Proceeds from issuance of common stock	881	1,550	968
Proceeds from issuance of preferred stock and warrants, net of offering costs	4,888	—	—
Proceeds of credit facility, net of issuing costs	11,900	—	—
Repayment of credit facility	(2,021)	—	—
Restricted cash	(3,800)	—	—

Net cash provided by financing activities	11,848	1,550	968

Effect of foreign exchange rate changes	(91)	—	—

Net (decrease) increase in cash and cash equivalents	(15,242)	8,396	2,274
Cash and cash equivalents, beginning of year	21,051	12,655	10,381

Cash and cash equivalents, end of year	$5,809	$21,051	$12,655

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$4	$243	$209
Interest paid	$855	$1	$—
Stock issued in acquisition	$2,014	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation
Notes to Consolidated Financial Statements
1. Business of the Company
Description of Business and Going Concern.
     IRIDEX Corporation is a worldwide provider of therapeutic based laser systems and delivery devices used to treat eye diseases in ophthalmology and skin conditions in dermatology (also referred to as aesthetics). Our products are sold in the United States predominately through a direct sales force and internationally through approximately 100 independent distributors into 107 countries.
     In January 2007, the Company acquired Laserscope’s aesthetics business including its subsidiaries in France and the United Kingdom (UK) from American Medical Systems Holdings (AMS) to complement and increase the product offerings in the Company’s own aesthetics business segment. The Company funded the transaction by entering into two financing arrangements, which provided for a term loan of $6 million and a credit line of up to $6 million. The acquisition also used up the majority of the Company’s liquid resources. The operating results after the acquisition have not met our expectations primarily as a result of our inability to integrate the Laserscope sales team into our ongoing operations, which has resulted in our inability to match our revenue projections for the Laserscope line of products. This has created a strain on our cash position, which contributed to our missing certain debt covenants in the first, second, third and fourth quarters.
     As noted above, at December 29, 2007 the Company was out of compliance with its debt covenants on its existing credit facilities with Mid-Peninsula Bank and Export-Import Bank (The Lenders). Subsequent to the Company’s year end, the Lenders waived their rights under the debt covenant and the Company has terminated these facilities and entered into a new facility with Wells Fargo Bank — See Note 16. Although management is of the opinion that this new facility provides sufficient liquidity to operate for the next 12 months, that the covenants are reasonable and management expects to be able to meet these covenants, recent operating results indicate that there is significant risk in achieving these goals, particularly for the remaining period where we are obligated to make payments to AMS — See Note 10. We have revised our operating budget based on current conditions, but can not guarantee that we will be able to meet our projections especially given the recent economic downturn. If the Company is not able to generate enough cash from operations to pay AMS, fund operations and stay in compliance with our debt covenants the Bank would be entitled to exercise its remedies under this facility which include declaring all outstanding obligations due.
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
2. Summary of Significant Accounting Policies
Financial Statement Presentation.
     The consolidated financial statements include the accounts of IRIDEX Corporation and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company has determined that the local currency of the country where the subsidiary is located is the functional currency for those foreign operations. Assets and liabilities were translated into their US dollar equivalent using the spot rate at the balance sheet date. Operating results were translated using average exchange rates for the period. Accordingly, translation adjustments for foreign subsidiaries are included as a component of accumulated other comprehensive income (loss).
     Our fiscal year always ends on the Saturday closest to December 31. Fiscal 2007 ended on December 29, 2007, fiscal 2006 ended on December 30, 2006, and fiscal 2005 ended on December 31, 2005.
Use of Estimates.
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent form other sources. Actual results may differ from these estimates. In addition, any change in these estimates or their related assumptions could have an adverse effect on our operating results.
Cash and Cash Equivalents.
     For financial statement purposes, we consider all highly liquid debt instruments with insignificant interest rate risk and an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist primarily of cash deposits in money market funds that are available for withdrawal without restriction. Restricted cash represents cash that can not be used to fund operating requirements.
Fair Value of Financial Instruments.
     Carrying amounts of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. The fair value of bank line of credit and term loan approximate their fair value due to their floating rate nature.
Sales Returns Allowance and Allowance for Doubtful Accounts.
     The Company estimates future product returns related to current period product revenue. We analyze historical returns, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowance. Significant management judgment and estimates must be made and used in connection with establishing the sales returns allowance in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. The provision for sales returns amounted to $0.1 million in fiscal year 2007 and $0.2 million in fiscal years 2006 and 2005.
     Similarly management must make estimates regarding the uncollectability of accounts receivable. We are exposed to credit risk in the event of non-payment by customers to the extent of amounts recorded on the balance sheet. As of December 29, 2007, we had accounts receivable totaling $8.9 million, net of an allowance for doubtful accounts of $0.7 million. As sales levels increase the level of accounts receivable would likely also increase. In addition, in the event that customers were to delay their payments to us, the levels of accounts receivable would likely also increase. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on past payment history with the customer, analysis of the customer’s current financial condition, the aging of the accounts receivable balance, customer concentration and other known factors.
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
Property and Equipment.
     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided on a straight — line basis over the estimated useful lives of the assets, which is generally three years. Amortization of leasehold improvements and property and equipment is computed using the straight line method over the estimated useful life of the related assets, typically three years. Our net property and equipment was $1.6 million at the end of fiscal 2007 and $1.1 million at the end of fiscal 2006. We invested $0.8 million in property and equipment in 2007 compared to $0.5 million in 2006. Capital expenditures in the last two years have been primarily for engineering, manufacturing and office equipment.
Valuation of Goodwill and Intangible Assets.
     The purchase method of accounting for acquisitions requires estimates and assumptions to allocate the purchase price to the fair value of net tangible and intangible assets acquired. The amounts allocated to, and the useful lives estimated for, intangible assets, affect future amortization. There are a number of generally accepted valuation methods used to estimate fair value of intangible assets, and we use primarily a discounted cash flow method, which requires significant management judgment to forecast the future operating results and to estimate the discount factors used in the analysis. Purchased intangible assets were initially recorded in the first quarter of 2007 in conjunction with the acquisition of the aesthetics business of Laserscope — See Note 3. We review our intangible assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. During the first three quarters of 2007 we did not identify any events that indicated that there had been an impairment in the carrying value of these intangible assets. In the fourth quarter of 2007 the Company determined that based on estimated future cash flows the carrying amount of specific intangible assets exceeded their fair value; accordingly an impairment loss was recognized — See Note 7.
     Goodwill and intangible assets determined to have indefinite lives are not amortized, but are subject to an annual impairment test. To determine any goodwill impairment, a two-step process is performed on an annual basis, or more frequently if necessary, to determine 1) whether the fair value of the relevant reporting unit exceeds carrying value and 2) to measure the amount of an impairment loss, if any. Goodwill was initially recorded in the first quarter of 2007 in conjunction with the acquisition of the aesthetics business of Laserscope — See Note 3. During the first three quarters of 2007 we did not identify any events that indicated that there had been an impairment in the carrying value of goodwill. In the fourth quarter the Company performed an annual impairment test. We identified the Laserscope Aesthetics reporting unit as the appropriate reporting unit for this analysis. Reporting units are operating segments or components of operating segments for which discrete financial information is available. The conclusion was that the carrying value of the reporting unit exceeded the fair value. As a result management performed the second step and determined the fair value of the assets and liabilities of the reporting unit to measure the amount of impairment loss. By establishing the fair value of the reporting unit and the fair value of assets and liabilities within the reporting unit, the Company determined the amount of impairment to goodwill — See Note 6.
     Future changes in events or circumstances, such as an inability to achieve the cash flows determined above, may indicate that the recorded value of the intangible assets will not be recovered through future cash flows, or if the fair value of the Laserscope Aesthetics business unit is determined to be less than its carrying value, the Company may be required to record an additional impairment charge for the intangible assets or goodwill or further modify the period of expected lives for the intangible assets.
Revenue Recognition.
     Our revenues arise from the sale of laser consoles, delivery devices, disposables and service and support activities. Revenue from product sales is recognized upon receipt of a purchase order and product shipment provided that no significant obligations remain and collection of the receivables is reasonably assured. Shipments are generally made with Free-On-Board (FOB) shipping point terms, whereby title passes upon shipment from our dock. Any shipments with FOB receiving point terms are recorded as revenue when the shipment arrives at the receiving point. Cost is recognized as product sales revenue is recognized. Our Company’s sales may include post-sales obligations for training or other deliverables. When these obligations are fulfilled after product shipment, the Company recognizes revenue in accordance with the multiple element accounting guidance set forth in Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables.” When the Company has objective and reliable evidence of fair value of the undelivered elements, it defers revenue attributable to the post-sale obligations and recognizes such revenue when the obligation is fulfilled. Otherwise, the Company defers all revenue related to the transaction until all elements are delivered. Revenue relating to extended warranty contracts is recognized on a straight line basis over the period of the applicable warranty contract. We recognize repair service revenue upon completion of the work.
     In international regions outside of the UK and France, we utilize distributors to market and sell our products. We recognize revenue upon shipment for sales through these independent, third party distributors as we have no continuing obligations subsequent to shipment. Generally our distributors are responsible for all marketing, sales, installation, training and warranty labor coverage for our products. Our standard terms and conditions do not provide price protection or stock retention rights to any of our distributors.

Deferred Revenue.
     Revenue related to extended service contracts is deferred and recognized on a straight line basis over the period of the applicable service period. Costs associated with these service arrangements are recognized as incurred. A reconciliation of the changes in the Company’s deferred revenue balances for the years ended December 29, 2007 and December 30, 2006 is provided as follows (in thousands):

Balance, December 31, 2005	$1,072
Additions to deferral	1,688
Revenue recognized	(1,345)

Balance, December 30, 2006	$1,415
Additions to deferral through acquisition	1,711
Additions to deferral	7,919
Revenue recognized	(7,695)

Balance, December 29, 2007	$3,350

Warranty.
     The Company accrues for estimated warranty costs upon shipment of products. Actual warranty costs incurred have not materially differed from those accrued. The Company’s warranty policy is applicable to products which are considered defective in their performance or fail to meet the product specifications. Warranty costs are reflected in the statement of operations as a cost of goods sold. A reconciliation of the changes in the Company’s warranty liability for the years ended December 29, 2007 and December 30, 2006 is provided as follows (in thousands):

Balance, December 31, 2005	$1,128
Accruals for warranties issued during the year	741
Settlements made in kind during the year	(1,003)

Balance, December 30, 2006	$866
Warranty accrual acquired through acquisition	1,771
Reduction to warranty accrual during the year	(224)
Settlements made in kind during the year	(518)

Balance, December 29, 2007	$1,895

Research and Development.
     Research and development expenditures are charged to operations as incurred.
Advertising.
     Advertising and promotion costs are expensed as they are incurred; such costs were $479,000 in 2007, $424,000 in 2006 and $288,000 in 2005 and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Income Taxes.
     We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We evaluate annually the amount of our deferred tax assets that are realizable by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. In the quarter ended December 30, 2006 we recorded a full valuation allowance for our deferred tax assets based on our past losses and uncertainty regarding our ability to project future taxable income. In future periods if we are able to generate income we may reduce or eliminate the valuation allowance.
Accounting for Uncertainty in Income Taxes.
     Effective December 31, 2006, the Company adopted Financial Accounting Standards Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement.
Accounting for Stock-Based Compensation.
     On January 1, 2006 we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee non-qualified and incentive stock options, restricted stock units and employee purchase rights under our Employee Stock Purchase Plan (ESPP Shares) based on estimated fair values. SFAS 123(R) supersedes previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) for periods beginning in fiscal year 2006. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) providing supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).
     SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of income. We adopted SFAS 123(R) using the modified prospective transition method which requires the application of the accounting standard starting from January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements, as of and for the year ended December 29, 2007 and December 30, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method we used in adopting SFAS 123(R), our results of operations prior to fiscal year 2006 have not been restated to reflect, and do not include, the impact of SFAS 123(R).
     Prior to the adoption of SFAS 123(R), we accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25 and FASB Interpretation (FIN) No. 44, “ Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25.” Accordingly, no compensation cost has been recognized for our fixed cost stock option plans because stock-based awards were issued at fair market value on the date of grant.
     Stock-based compensation expense recognized in the year ended December 29, 2007 and December 30, 2006, included stock-based compensation expense for share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the fair value on the grant date estimated in accordance with the pro forma provisions of SFAS 123, and stock-based compensation expense for the share-based awards granted subsequent to December 31, 2005, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we changed our method of attributing the value of stock-based compensation expense from the accelerated multiple-option method (for the purposes of non-

GAAP information under SFAS 123) to the straight-line single option method. Stock-based compensation expense for all share-based awards granted on or prior to December 31, 2005 will continue to be recognized using the accelerated multiple-option approach, while stock-based compensation expense for all share-based awards granted subsequent to December 30, 2005 will be recognized using the straight-line single option method. SFAS 123(R) requires that we recognize expense for awards ultimately expected to vest; therefore we are required to develop an estimate of the number of awards expected to cancel prior to vesting (forfeiture rate). The forfeiture rate is estimated based on historical pre-vest cancellation experience and is applied to all share-based awards. SFAS 123(R) requires the forfeiture rate to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2006, we accounted for forfeitures as they actually occurred.
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
Concentration of Credit Risk and Other Risks and Uncertainties.
     The Company’s cash and cash equivalents are deposited in demand and money market accounts of three financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and therefore, bear minimal risk.
     The Company markets its products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of our customers and maintains an allowance for potential credit losses. Historically, the Company has not experienced any significant losses related to individual customers or group of customers in any particular geographic area. For the years ended December 29, 2007, December 30, 2006 and December 31, 2005 no customer accounted for greater than 10% of total sales. As of December 29, 2007 one customer accounted for 13.7% of our accounts receivables, net balance and as of December 30, 2006 and December 31, 2005 no customer accounted for more than 10% of our accounts receivable, net balance.
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
Reliance on Certain Suppliers.
     Certain components and services used by the Company to manufacture and develop its products are presently available from only one or a limited number of suppliers or vendors. The loss of any of these suppliers or vendors would potentially require a significant level of hardware and/or software development efforts to incorporate the products or services into the Company’s products.
Net Income (loss) per Share.
     Basic and diluted net income (loss) per share are computed by dividing net income (loss) for the year by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income (loss) per share excludes potential common stock if their effect is anti-dilutive. Potential common stock consists of incremental common shares issuable upon the exercise of stock options and the conversion of preferred stock. See Note 15.
Recent Accounting Pronouncements.
     In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No (SFAS) 141 (revised 2007), Business Combinations which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and the goodwill acquired. SFAS 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal 2009. While the Company expects that SFAS

141R will have an impact on accounting for business combinations once adopted, the effect is dependent upon acquisitions at that time.
     In September 2006, the FASB issued SFAS 157, Fair Value Measurements , which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008. The Company does not believe the adoption of SFAS 157 will have a material impact on the consolidated financial statements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted, except for the impact of FASB Staff Position (FSP) 157-2. FSP 157-2 deferred the adoption of SFAS 157 for non financial assets and liabilities until years ended after November 15, 2008. The Company must adopt these requirements no later than the first quarter of 2008.
     In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities . SFAS 159 was issued to allow entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. SFAS 159 is effective January 1, 2008. The Company does not believe the adoption of SFAS 159 will have a material impact on the consolidated financial statements.
     In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact that the pending adoption of SFAS 160 will have on its financial statements.
     On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have not determined the impact, if any SFAS No. 161 will have on our consolidated financial statements.
3. Business Combination
     On January 16, 2007, the Company completed the acquisition of the aesthetics business of American Medical Systems, Inc. (AMS) and Laserscope, a wholly owned subsidiary of AMS, pursuant to the terms of the Asset Purchase Agreement dated November 30, 2006 between AMS, Laserscope, and IRIDEX Corporation. These financial statements include the results of operations for the acquired business from the acquisition date.
     The Company purchased the aesthetics business of Laserscope from AMS due to its complementary fit with the existing IRIDEX laser business. Under the terms of the Asset Purchase Agreement, the Company purchased the aesthetics business for the following consideration:

(in thousands)
Cash paid on closing	$26,000
Issuance of common stock	2,014
Post closing adjustment to purchase price	(2,766)
Acquisition costs	3,366

Total purchase price	$28,614

     Issuance of common stock included 213,435 shares of common stock valued at $9.43 per share.
     Acquisition costs include investment banking, legal and accounting fees, and other external costs directly related to the acquisition.
     The allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed was based on their fair values at the date of acquisition as determined by management. The excess of the purchase price over the tangible and identifiable assets acquired and liabilities assumed was allocated to goodwill. The purchase price has been allocated as follows:

(in thousands)
Accounts Receivable	$5,174
Finished Goods Inventory	2,809
Other current assets	395
Property and equipment	681
Intangible assets	16,447
Deferred Revenue	(1,711)
Accrued Warranty	(1,771)
Accrued Liabilities	(3,557)

Fair value of net assets acquired	18,467
Goodwill	10,147

Total purchase price	$28,614

     In addition, the Asset Purchase Agreement signed with AMS called for a post-close adjustment mechanism which in effect allows for an adjustment to the final purchase price based upon the parties’ agreement to the final closing balance sheet and several other items. On August 14, 2007, the Company, AMS and Laserscope (collectively the Parties), entered into a Settlement Agreement (the

“Settlement Agreement”) to document their full and final agreement as to the amount of the adjustment. The Settlement Agreement provides that the Company will make an additional payment to AMS of approximately $1.2 million, which will be the sole and final adjustment to the purchase price — See Note 10.
     Through this acquisition, the Company planned to increase its sales into the aesthetics laser market and augment its core ophthalmic business with enhanced revenue and marketing opportunities. These factors primarily contributed to a purchase price which resulted in the recording of goodwill. Goodwill of $10.1 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. We anticipated recognizing a growth in revenues and a reduction in cost of sales as we integrated the aesthetics operations. A review of the Company’s 2007 performance in the fourth quarter, the completion of the 2008 plan, and the annual impairment analysis has subsequently resulted in a write down of both goodwill and intangible assets — See Notes 6 and 7.
     The following unaudited pro forma combined results of operations of the Company for the years ended December 29, 2007 and December 30, 2006 are presented as if the acquisition of the aesthetics business from Laserscope had occurred on the first day of the periods presented.

	December 29,	December 30,
(in thousands, except for loss per share)	2007	2006
Revenue	$55,532	$68,220
Impairment of goodwill and intangible assets	$14,690	$—
Net loss	$(22,272)	$(12,249)
Pro Forma basic and diluted loss per share	$(2.69)	$(1.55)
Shares used in computing pro forma basic and diluted (loss) per share	8,293	7,926
     The unaudited pro forma financial information are provided for comparative purposes only and are not necessarily indicative of what actual results would have been had the Company acquired the aesthetics business from Laserscope on such dates, nor do they give effect to synergies, cost savings, and other changes expected to result from the acquisition. Accordingly, the pro forma financial results do not purport to be indicative of results of operations as of the date hereof, for any period ended on the date hereof, or for any future date or period.
4. Inventories
      The components of the Company’s inventories are as follows (in thousands):

	December 29,	December 30,
	2007	2006
Raw materials and work in process	$9,450	$4,000
Finished goods	6,517	5,499

Total inventories	$15,967	$9,499

5. Property and Equipment
      The components of the Company’s property and equipment are as follows (in thousands):

	December 29,	December 30,
	2007	2006
Equipment	$6,818	$5,344
Leasehold improvements	2,230	2,029
Less: accumulated depreciation and amortization	(7,427)	(6,286)

Property and equipment, net	$1,621	$1,087

     Depreciation expense related to property and equipment was $926,000, $542,000, and $435,000 for the years ended December 29, 2007, December 30, 2006, and December 31, 2005.
6. Goodwill
     The carrying value of goodwill totaled $3.2 million and $0.0 million at December 29, 2007 and December 30, 2006 respectively. Changes in goodwill for the year ended December 29, 2007 is presented in the following table (in thousands):

December 29,
2007
Balance, beginning of period	$—
Goodwill as a result of acquisition	10,147
Impairment of goodwill	(6,908)

Balance, end of period	$3,239

     As described in Note 2, the Laserscope Aesthetics reporting unit was tested for impairment in the fourth quarter. The fair value of the reporting unit was calculated using a combination of three methods: Income Approach — discounted cash flow method; Market Approach — guideline public company method; and Cost Approach. As a result of the challenges encountered in integrating the reporting unit, operating profits and cash flows for 2007 were lower than expected and the outlook revised downwards. Consequently the Company determined that the carrying value of the reporting unit exceeded the fair value by $6.9 million; accordingly an impairment loss of that amount was recognized and is included within the statement of operations as impairment of goodwill and intangible assets.
7. Intangible Assets
     The components of the Company’s purchased intangible assets are as follows (in thousands):

						Gross
			Gross			Carrying	Net	Useful Lives
	Useful	Annual	Carrying	Accumulated	Impairment	Value after	Carrying	Remaining after
	Lives	Amortization	Value	Amortization	Charge	Impairment	Value	Impairment
Gemini Handset — Core Technology	10 Years	$299	$2,995	$285	$2,002	$993	$708	4 Years
Gemini — Current Technology	4 Years	1,282	5,129	1,222	2,255	2,874	1,652	1 Year
Other Products — Current Technology	1 Year	341	341	325	16	325	—	—
Accessories — Current Technology	4 Years	15	62	15	47	15	—	—
Services — Contractual Customer Relationships	10 Years	532	5,318	507	1,893	3,425	2,918	9 Years
Contractual Distribution Agreement	5 Years	370	1,848	352	1,496	352	—	—
Trade Name	5 Years	151	754	143	73	681	538	4 Years
Other (non Laserscope related)	3 Years	57	171	43	—	171	128	2 Years

		$3,047	$16,618	$2,892	$7,782	$8,836	$5,944

     As a result of the challenges encountered in integrating the Laserscope Aesthetics reporting unit, operating profits and cash flows for 2007 were lower than expected. Based on this trend the cash flow forecasts anticipated to be generated by the specific intangible assets acquired were revised downwards in the fourth quarter. In addition based on market trends for the aesthetics market, the Company determined that a reduction in the useful lives of the specific assets were required. Consequently the Company determined that the carrying amount of these intangible assets as calculated on an asset by asset basis exceeded their fair value by $7.8 million; accordingly an impairment loss of that amount was recognized and is included within the statement of operations as impairment of goodwill and intangible assets.
     Amortization for the technology related intangible assets is being recorded in cost of goods sold and amortization for marketing related intangible assets is being recorded in selling, general and administrative expense.
     Estimated future amortization expense for purchased intangible assets is as follows:

(in thousands)
2008	$2,345
2009	693
2010	650
2011	636
2012	324
Thereafter	1,296

Total	$5,944

8. Accrued Expenses
      The components of the Company’s accrued expenses are as follows (in thousands):

	December 29,	December 30,
	2007	2006
Income taxes payable	$203	$—
Sales and use tax payable	213	150
AMS Settlement	4,767	—
Other accrued expenses	2,626	2,242

Total accrued expenses	$7,809	$2,392

9. Bank Borrowings
     Prior to January 2007, the Company had a revolving line of credit agreement with a bank which provided for borrowings up to $4.0 million at the bank’s prime rate. The credit agreement expired on October 5, 2006.
     On January 16, 2007, the Company entered into (i) a Business Loan and Security Agreement (the Business Loan Agreement) with Mid-Peninsula Bank, part of Greater Bay Bank N.A. (Lender), (ii) an Export-Import Bank Loan and Security Agreement (the Exim Agreement) with Lender, and (iii) a Borrower Agreement (the Borrower Agreement and together with the Business Loan Agreement and the Exim Agreement, the Credit Agreement) in favor of Lender and Export-Import Bank of the United States (Exim Bank). The Credit Agreement provides for an asset-based revolving line of credit of up to $6 million (the Revolving Loans) and a $6 million term loan (the Term Loan). Of the Revolving Loans, up to $3 million principal amount (the Exim Sublimit) will be guaranteed by Exim Bank. The Company’s obligations under the Term Loans and the Revolving Loans (including the Exim Sublimit) are secured by a lien on substantially all of the Company’s assets. Interest on the Term Loan and the Revolving Loans (including the Exim Sublimit) is the prime rate as published in the Wall Street Journal, minus 0.5%, subject to adjustment under certain circumstances including adjustments to the prime rate, late payment or the occurrence of an event of default. Payments of principal outstanding under the Term Loan are due in sixty monthly installments beginning February 28, 2007 and ending February 28, 2012. All outstanding amounts under the Revolving Loans are payable in full on January 31, 2009. If at any time the amount outstanding under the Revolving Loans exceeds the Borrowing Base as defined in the Credit Agreement the Company will be required to pay the difference between the outstanding amount and the Borrowing Base. The Company may prepay all amounts outstanding under the Term Loan and Revolving Loans without penalty. These facilities contain certain financial and other covenants, including the requirement for the Company to maintain profitability on a quarterly basis, tangible net worth of $15.5 million, maintain unrestricted cash/marketable securities of $3 million and maintain a debt service ratio of 1.75 to 1.00 on an annual basis. In addition, the Company must maintain $3 million in unrestricted cash in an account with Lender. Other covenants include, but are not limited to, restricting the Company’s ability to incur indebtedness, incur liens, enter into mergers or consolidations, dispose of assets, make investments, pay dividends, enter into transactions with affiliates, or prepay certain indebtedness. In the event of noncompliance by the Company with the covenants under these facilities, Mid-Peninsula Bank and Export-Import Bank, would be entitled to exercise their remedies, which include declaring all obligations immediately due and payable and disposing of the collateral if obligations were not paid.
     Indebtedness outstanding under the Term Loan and Revolving Loan was $5.0 million and $4.9 million, respectively, at December 29, 2007.
     Future principal payments under the Credit Agreement as at December 29, 2007 are summarized as follows (in thousands):

Fiscal Year	Principal Payments
2008	$1,180
2009	1,180
2010	1,180
2011	1,180
2012	296

Total future principal payments	$5,016

     The total future principal payments are shown as a current liability because as of December 29, 2007 the Company was out of compliance with its debt covenants.
     Subsequent to the Company’s year end, the Company entered into a borrowing agreement which replaced the Credit Agreement. See Note 16 — Subsequent Events.
10. Commitments and Contingencies
Lease Agreements.
     The Company leases its operating facilities under a noncancelable operating lease. In September 2003, the Company entered into a lease amendment for our facility in Mountain View, California. The original lease term of this facility, which ended in February 2004, was amended and extended until February 2009. The lease was also amended to grant the Company an option to renew this lease for an additional five year period beginning 2009 until 2014 at a base monthly rental amount to be negotiated at the time of the renewal. The Company also lease office space in Cwmbran, South Wales and in Lisses, France through April 2010 and June 2008 respectively. Rent expense totaled $608,000 for the fiscal year ended December 29, 2007 and $403,000 for each of the fiscal years ended December 30, 2006, and December 31, 2005.

     Future minimum lease payments under current operating leases at December 29, 2007 are summarized as follows (in thousands):

Fiscal Year	Operating Lease Payments
2008	$616
2009	234
2010	73
2011	42
2012	—

Total future minimum lease payments	$965

License Agreements.
     The Company is obligated to pay royalties equivalent to 5% and 7.5% of sales on certain products under certain license agreements. Royalty expense was $27,000, $93,000, and $71,000 for the years ended December 29, 2007, December 30, 2006, and December 31, 2005, respectively.
AMS Settlement.
     On August 14, 2007, the Company, AMS and Laserscope (collectively the Parties), entered into a Settlement Agreement (the Settlement Agreement). The Parties entered into the Settlement Agreement to document their full and final agreement as to the amount of the adjustment contemplated by Section 1.5 of the Asset Purchase Agreement, by and among AMS, Laserscope and the Company, dated November 30, 2006 (the Purchase Agreement); to amend the Product Supply Agreement, between Laserscope and the Company, dated January 16, 2007 (the Product Supply Agreement); and to set forth the Parties’ mutual understanding as to certain other matters.
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
     In addition, the Settlement Agreement modifies and amends certain terms of the Product Supply Agreement, including among others: (a) agreement upon the current and future products to be built and delivered by Laserscope to the Company and the payment terms relating thereto; (b) allocation of and pricing and delivery terms relating to inventory parts to be sold by Laserscope to the Company and (c) agreement upon certain payments to be made by the Company to AMS in the event that the Company increases its borrowing capacity to more than $12,000,000 under any credit facility that is senior to the Company’s payment obligations under the Settlement Agreement. Under the terms of the Settlement Agreement, the Company agreed to payments totaling $4,059,557 in respect of certain inventory and service parts to be purchased from AMS following termination of the Product Supply Agreement. This sum is to be paid in 39 weekly installments of $110,185 which includes an interest charge of 10% per annum beginning on January 3, 2008. This sum is in settlement of potential payments of up to $9 million for inventory from AMS following the scheduled termination of the Product Supply Agreement in October 2007.
     The total unpaid balance, not including interest to be paid, relating to the Settlement Agreement of $4,767,000 is included in accrued liabilities as of December 29, 2007. In addition, as of December 29, 2007 the Company has outstanding non-cancelable purchase orders placed with AMS to purchase an additional $1,312,000 of inventory to be delivered monthly ending in September 2008.
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
     Upon execution of the Settlement Agreement, the Company also executed a Security Agreement, dated August 14, 2007 (the Security Agreement), granting AMS and Laserscope a subordinate security interest in all the Company’s assets to secure all of its current and future obligations to AMS or Laserscope.
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
Contingencies.
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
     Trial in the Missouri litigation was scheduled to begin on April 16, 2007, however on April 6, 2007 the parties reached settlement on the claims. Under the terms of the settlement agreement, the parties agreed to terminate all legal proceedings between the parties and to a fully paid-up, royalty free, worldwide cross licensing of various patents between the two companies. In consideration of these licenses Synergetics agreed to pay the Company $6.5 million over a period of five years. The first payment of $2.5 million by Synergetics was received on April 16, 2007 and was recorded as other income in the consolidated statement of operations. Additional annual payments of $0.8 million will be received on each April 16th until 2012 and will be recognized as other income as they are received.
Indemnification Arrangements.
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
     In general, management believes that claims which are pending or known to be threatened, will not have a material adverse effect on the Company’s financial position or results of operations and are adequately covered by the Company’s liability insurance. However, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one of more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

11. Stockholders’ Equity
     Convertible Preferred Stock
     The Company is authorized to issue up to 2,000,000 shares of undesignated preferred stock from time to time in one or more series. During August 2007, the Company filed a Certificate of Designation authorizing the Company to issue up to 500,000 of the 2,000,000 shares of authorized undesignated preferred stock as shares of Series A Preferred Stock, par value $0.01 per share.
     On August 31, 2007, the Company issued 500,000 shares of Series A Preferred Stock, convertible into 1 million shares of Common Stock, and warrants to purchase an aggregate of 600,000 shares Common Stock at an exercise price of $0.01 per share. The warrants were to expire December 31, 2007 but were exercised prior to that date. The purchase price for a unit of 1 share of Series A Preferred Stock and a warrant to purchase 1.2 shares of Common Stock was $10.00, resulting in net proceeds to the Company of approximately $4.9 million. Of the total $4.9 million proceeds received, approximately $2.3 million has been allocated to the common stock warrants based on their estimated fair value at the time of issuance.
     In the event that the Common Stock of the Company trades on a trading market at or above a closing price equal to $5.00 per share (as adjusted for capital reorganizations, stock splits, reclassifications, etc.) for a period of 30 consecutive trading days, the shares of Series A Preferred Stock shall automatically convert to common stock.
     Holders of Series A preferred stock have preferential rights to noncumulative dividends when and if declared by the Board of Directors. In the event of liquidation, the holders have preferential rights to liquidations payments in the amount of the original purchase price plus declared and unpaid dividends, if any. At December 29, 2007 the aggregate liquidation preference was $5,000,000.
     In addition, holders of Series A preferred stock have certain registration rights including the right to request that the Company file a Form S-3 registration statement within 90 days of becoming eligible to file a Form S-3 registration statement and the right to request the Company file a Form S-1 registration statement any time after February 29, 2008.
     Stock Option Plans
     Amended and Restated 1989 Incentive Stock Plan.
     The Amended and Restated 1989 Plan (the 1989 Plan) provided for the grant of options and stock purchase rights to purchase shares of our Common Stock to employees and consultants. The terms of the 1989 Plan, which expired in August 1999, are substantially the same as the 1998 Plan described below.
     1998 Stock Plan.
     The 1998 Stock Plan (the 1998 Plan), as amended, provides for the granting to employees (including officers and employee directors) of incentive stock options and for the granting to employees (including officers and employee directors) and consultants of nonstatutory stock options, stock purchase rights (SPRs), restricted stock, restricted stock units, performance shares, performance units and stock appreciation rights. The exercise price of incentive stock options and stock appreciation rights granted under the 1998 Plan must be at least equal to the fair market value of the shares at the time of grant. With respect to any recipient who owns stock possessing more than 10% of the voting power of our outstanding capital stock, the exercise price of any option or SPR granted must be at least equal to 110% of the fair market value at the time of grant. Options granted under the 1998 Plan are exercisable at such times and under such conditions as determined by the Administrator; generally over a four year period. The maximum term of incentive stock options granted to any recipient must not exceed ten years; provided, however, that the maximum term of an incentive stock option granted to any recipient possessing more than 10% of the voting power of our outstanding capital stock must not exceed five years. In the case of SPRs, unless the Administrator determines otherwise, we have a repurchase option exercisable upon the voluntary or involuntary termination of the purchaser’s employment with us for any reason (including death or disability). Such repurchase option lapses at a rate determined by the Administrator. The purchase price for shares repurchased by us is the original price paid by the purchaser. As of December 29, 2007 and December 30, 2006, no shares were subject to repurchase. The form of consideration for exercising an option or stock purchase right, including the method of payment, is determined by the Administrator. The 1998 Plan expired in February 2008. In June of 2006, this plan was amended to shorten the contractual life of all option grants made after June 2006 to a seven year term.

     1995 Director Option Plan.
     In October 1995, we adopted the 1995 Director Option Plan (the Director Plan), under which members of the Board of Directors were granted options to purchase 11,250 shares upon the first to occur of their appointment or the adoption of the Director Plan (First Option) and an option to purchase 3,750 shares (Subsequent Option) on July 1 of each year thereafter provided that he or she has served on the Board for at least the preceding six months. The options granted were granted with exercise prices equal to the fair market value on the date of grant. The First Option becomes exercisable as to one-twelfth (1/12) of the shares subject to the First Option for each quarter over a three-year period. Each Subsequent Option becomes exercisable as to one-fourth (1/4) of the shares subject to the Subsequent Option for each quarter, commencing one quarter after the First Option and any previously granted Subsequent Options have become fully exercisable. Options granted under the Director Plan had a contractual term of ten years. In the event of our merger with or into another corporation, resulting in a change of control, or the sale of substantially all of our assets, each Director Plan options become exercisable in full and shall be exercisable for 30 days after written notice to the holder of the event causing the change in control. The Director Plan terminated in 2005.
Stand-Alone Options.
     In July 2005, in connection with the employment of the Company’s then Chief Executive Officer, the Company’s Board of Directors granted a stand alone option, outside of the Company’s existing stock plans, to Barry Caldwell. The option entitled Mr. Caldwell to purchase up to 234,104 shares of the Company’s Common Stock at an exercise price of $6.07 per share. Mr. Caldwell left the services of the Company in October 2007 and as of December 29, 2007 there were 143,426 shares outstanding and exercisable under this option.
     In conjunction with the employment of the Company’s then Chief Executive Officer, in consideration of services performed under a recruiting contract, the Company issued a warrant to purchase 25,000 shares of the Company’s Common Stock at an exercise price of $6.07 per share. The warrant is exercisable at any time and expires on July 5, 2008. The fair value of the warrants of $87,000 was recorded as an expense for the twelve month period ended December 31, 2005. The fair value of the warrant was calculated using the Black-Scholes pricing model with the following assumptions: dividend yield 0 percent, contractual life of 3 years, risk free rates of 4.04 percent and volatility of 83 percent. At December 29, 2007, this warrant remains outstanding.
     In March 2006, in connection with the employment of the Company’s Vice President of Product Innovation, the Company’s Board of Directors granted a stand alone option, outside of the Company’s existing stock plans, to Deborah Tomasco. The option entitles Ms. Tomasco to purchase up to 50,000 shares of the Company’s Common Stock at an exercise price of $8.26 per share.
     In February 2007, in connection with the employment of the Company’s then Chief Financial Officer, the Company’s Board of Directors granted a stand alone option, outside of the Company’s existing stock plans, to Meryl Rains. The option entitles Ms. Rains to purchase up to 50,000 shares of the Company’s Common Stock at an exercise price of $9.42 per share. Ms. Rains left the services of the Company in December 2007 and as of December 29, 2007 there were no shares outstanding under this option.
     In February 2007, the Compensation Committee of the Company’s Board of Directors approved the grant of 235,000 non-qualified stock options, outside of the Company’s existing stock plans, to a total of 54 new employees, both domestic and international, hired in connection with the Company’s recently completed acquisition of the assets of the aesthetics business of Laserscope. The options were granted as of February 28, 2007 at an exercise price of $10.06 per share. As of December 29, 2007 there were 110,000 shares outstanding and exercisable under these options.
     2005 Employee Stock Purchase Plan.
     Our 2005 Employee Stock Purchase Plan (the Purchase Plan) was adopted by the Board of Directors in June 2005. As of February 13, 2007 the Purchase Plan was discontinued with all shares reserved under the Purchase Plan having been purchased. The Purchase Plan permits eligible employees (including officers) to purchase Common Stock through payroll deductions, which may not exceed 10% of an employee’s compensation. No employee may purchase more than $25,000 worth of stock in any calendar year or more than 2,000 shares of Common Stock in any twelve-month period. The price of shares purchased under the Purchase Plan is 85% of the lower of the fair market value of the Common Stock at the beginning of the offering period or the end of the offering period.

     Information with respect to activity under these option plans are set forth below (in thousands except share and per share data):

		Outstanding Options
	Shares			Weighted
	Available	Number	Aggregate	Average
	for Grant	of Shares	Price	Exercise Price
Balances, January 1, 2005	454,251	1,823,392	9,428	5.18
Additional shares reserved	434,104	—	—	—
Options granted	(622,050)	622,050	3,791	6.09
Warrants issued	(25,000)	25,000	—	—
Options exercised	—	(183,873)	(663)	3.60
Options cancelled	132,566	(132,566)	(866)	6.53
Options expired	(78,355)	—	—	—

Balances, December 31, 2005	295,516	2,154,003	11,690	5.50
Additional shares reserved	435,000	—	—	—
Options granted	(300,650)	300,650	2,551	8.48
Options exercised	—	(276,578)	(1,291)	4.67
Options cancelled	46,505	(46,505)	(311)	6.69
Options expired	(4,750)	—	—	—

Balances, December 30, 2006	471,621	2,131,570	12,639	6.00
Additional shares reserved	148,670	—	—	—
Options granted	(468,600)	468,600	3,824	8.16
Options exercised	—	(156,137)	(785)	5.03
Options cancelled	584,496	(584,496)	(4,516)	7.73
Options expired	(132,550)	—	—	—

Balances, December 29, 2007	603,637	1,859,537	11,162	6.09

The following table summarizes information with respect to stock options outstanding at December 29, 2007:

	Options Outstanding			Options Vested and Exercisable
	Number of	Weighted		Number of		Weighted
	Shares	Average	Weighted	Shares	Weighted	Average
	Outstanding	Remaining	Average	Exercisable at	Average	Remaining
Range of Exercise	at December	Contractual	Exercise	December 29,	Exercise	Contractual
Prices	29 2007	Life (Years)	Price	2007	Price	Life (Years)
$2.46- $3.41	184,785	4.08	3.17	150,385	$3.29	5.44
$3.50 - $4.00	251,432	2.55	3.76	251,432	$3.76	2.88
$4.01 - $4.88	203,249	3.38	4.43	169,811	$4.40	3.11
$5.08 - $5.56	241,589	6.26	5.33	197,533	$5.35	6.57
$5.65 - $6.07	235,705	1.75	6.01	229,969	$6.02	6.96
$6.19 - $7.63	194,972	5.03	6.84	127,864	$6.86	5.37
$7.84 - $8.26	239,861	4.63	8.05	104,754	$8.07	6.00
$8.56 - $10.06	290,894	4.38	9.41	140,187	$9.01	3.51
$10.25 - $10.86	13,300	3.64	10.58	10,713	$10.53	3.21
$12.75 - $12.75	3,750	2.51	12.75	3,750	$12.75	2.51

$2.46 - $12.75	1,859,537	4.03	6.09	1,386,398	$5.60	4.92

     At December 30, 2006 and December 31, 2005, options to purchase 2,131,570 and 2,154,003 shares of common stock were exercisable at a weighted average exercise price of $6.01 and $6.31, respectively.

     Adoption of SFAS 123(R).
     The Company adopted SFAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The Company’s financial statements for the years ended December 29, 2007 and December 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the twelve months ended December 29, 2007 and December 30, 2006 was $1.2 million and $1.8 million, respectively, which consisted of stock-based compensation expense related to stock options and employee stock purchases.
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
     The determination of fair value of all options granted by the Company is computed based on the Black-Scholes option-pricing model with the following weighted average assumptions:

	Employee Stock Option Plan			Employee Stock Purchase Plan
	2007	2006	2005	2007	2006	2005
Average risk free interest rate	4.4%	4.80%	4.40%	4.9%	4.43%	4.20%
Expected life (in years)	4.6 years	3.8 years	5-7 years	.12	0.5	0.5
Dividend yield	—	—	—	—	—	—
Average volatility	59.0 - 65.0%	50.0 - 60.0%	77.0 - 83.0%	36%	34.0 - 60.0%	46.0%
     Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility is based on analysis of the Company’s stock price history over a period commensurate with the expected term of the options, trading volume of the Company’s stock, look-back volatilities and Company specific events that affected volatility in a prior period. The Company has elected to use the simplified method for estimating the expected term as discussed in SAB No. 107 and SAB No. 110. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. No dividend yield is included as the Company has not issued any dividends and does not anticipate issuing any dividends in the future.
     The following table shows stock-based compensation expense included in the Consolidated Statements of Operations for 2007 and 2006 (in thousands):

	Year Ended	Year Ended
	December 29, 2007	December 30, 2006
Cost of sales	$141	$122
Research and development	182	251
Sales, general and administrative	907	1,443

	$1,230	$1,816

     The modified prospective transition method of SFAS 123(R) requires the presentation of pro-forma information for periods presented prior to the adoption of SFAS 123(R) regarding net income (loss) and net income (loss) per share as if the Company had accounted for the Company’s stock options under the fair value method of SFAS 123. If compensation expense had been determined based upon the fair value at grant date for employee compensation arrangements, consistent with the methodology prescribed under SFAS 123, the Company’s pro forma net income and net income per common share under SFAS 123 for the twelve months ended December 31, 2005 would have been as follows (in thousands except per share data).

Year Ended
December 31, 2005
Net income	$1,671
Stock-based compensation expense related to employee stock options and employee stock purchases	(966)

Pro forma net income	$705

Basic net income per share:
As reported	$0.23

Pro forma	$0.10

Diluted net income per share:
As reported	$0.21

Pro forma	$0.09

     Information with respect to activity under these option plans are set forth below (in thousands except per share data):

		Weighted Average	Aggregate
	Shares	Exercise Price	Intrinsic Value
Outstanding at December 30, 2006	2,131,570	$6.00	$13,372
Options granted	468,600	8.16
Options exercised	(156,137)	5.03
Options forfeited/cancelled/ expired	(584,496)	7.73

Outstanding at December 29, 2007	1,859,537	$6.09	$—

     The weighted average grant date fair value of options granted during 2007 was $4.32 per share.
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 29, 2007. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the years ended December 29, 2007 and December 30, 2006 were approximately $0.5 million and $1.2 million, respectively.
     As a result of adopting the fair value recognition provisions of SFAS 123(R), the impact to the consolidated financial statements for 2006 from stock-based compensation is as follows (in thousands, except per share data):

	Year Ended	Year Ended
	December 29, 2007	December 30, 2006
Stock-based compensation expense by award type:
Employee stock options granted	$1,218	$1,708
Employee stock purchase plan	12	108

Total stock-based compensation	1,230	1,816

Total effect on stock-based compensation at the Company’s marginal tax rate	(467)	(690)

Effect on net income (loss)	$763	$1,126
Effect on net income (loss) per share:
Basic and diluted earnings per share	$0.09	$0.15
     A summary of the status of the Company’s non-vested shares as of December 29, 2007 and changes during the period ended December 29, 2007 is presented below (in thousands, except per share amounts):

		Weighted
		Average Grant
	Number of Shares	Dated Fair Value
Non-vested at December 30, 2006	806,189	$4.42
Granted	468,600	4.32
Vested	(217,150)	5.67
Cancelled/forfeited	(584,496)	7.73
Non-vested at December 29, 2007	473,143	7.50

     As of December 29, 2007, there were $1.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements under both of the plans. The cost is expected to be recognized over a weighted average period of three years.
12. Employee Benefit Plan
     The Company has a plan known as the IRIS Medical Instruments 401(k) trust to provide retirement benefits through the deferred salary deductions for substantially all US employees. Employees may contribute up to 15% of their annual compensation to the plan, limited to a maximum amount set by the Internal Revenue Service. The plan also provides for Company contributions at the discretion of the Board of Directors. On April 1, 2000 the Company commenced a Company match for the 401(k) in the amount of 50% of employee contributions up to an annual maximum of $2,000 per year. The Company contributions totaled $260,000 in 2007, $106,000 in 2006, and $94,000 in 2005.
13. Income Taxes
     Pre-tax Book (loss) Income was comprised of the following:

	Year Ended	Year Ended	Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
United States	$(20,772)	$(4,032)	$2,337
Foreign	(1,487)	—	—

Total	$(22,259)	$(4,032)	$2,337

     The provision for income taxes includes:

	Year Ended	Year Ended	Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
Current:
Federal	$4	$(371)	$59
State	9	—	31

	13	(371)	90

Deferred:
Federal	—	1,756	451
State	—	337	125

	—	2,093	576

Income tax provision (benefit)	$13	$1,721	$666

     The Company’s effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

	Year Ended	Year Ended	Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
Income tax provision at statutory rate	34%	34%	34%
State income taxes, net of federal benefit	4%	1%	6%
Tax exempt interest	0%	0%	0%
Nondeductible permanent differences	(1%)	(10%)	1%
Research and development credits	0%	2%	(13%)
Change in valuation allowance	(35%)	(73%)	0%
Foreign Rate Differential	(2%)	0%	0%

Effective tax rate	(0%)	(45%)	28%

     The tax effect of temporary differences and carry-forwards that give rise to significant portions of the net deferred tax assets are presented below (in thousands):

	December 29,	December 30,
	2007	2006
Accruals and Reserves	$1,989	$1,150
Deferred Revenue	72	26
Fixed assets	616	544
Intangibles	6,386	24
Stock Compensation	525	287
Net operating loss	293	160
R&D Credits and Other Tax Credits	821	695
Other Credits	0	0
Other	12	2

Net deferred tax asset	$10,714	$2,888
Valuation Allowance	(10,714)	(2,888)

Net Deferred Tax Assets (Liability)	$0	$0

     As a result of losses incurred in 2007 and 2006 and uncertainty regarding the ability to project future profitable results, the Company has recorded a valuation allowance against its deferred tax assets.
     As of December 29, 2007, the Company had Federal and State net operating loss carry forwards of approximately $2,649,000 and $2,422,000 respectively. The federal losses will start to expire in 2027 and the state losses will begin to expire in 2017. Of the above NOL’s, $1,908,000 and $1,434,000 respectively, relate to windfall stock option deductions which when realized will be credited to equity.
     As of December 30, 2006, the Company had Federal and State research credit carry forwards of approximately $773,000 and $867,000 available to offset future liabilities. The Federal credits will begin expiring in 2024 if not used. The state research credits do not expire.
     The Company also has $26,000 of alternative minimum tax credits which do not expire and can be used to offset regular tax at a future date.
     The above net operating losses and R&D credits are subject to IRC sections 382 and 383. In the event of a change in ownership as defined by these code sections, the usage of the above mentioned NOL’s and credits may be limited.
     Effective December 31, 2006, the Company adopted Financial Accounting Standards Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN No. 48 on December 31, 2006 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date.
     As a result of the implementation of FIN No. 48, the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods.
     Upon adoption of FIN No. 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes did not change. As of December 29, 2007, the Company had accrued $67,297 for payment of interest and penalties related to unrecognized tax benefits.

     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year Ended
December 29,
2007
Balance at January 1, 2007 (In Thousands)	$518
Additions Based upon tax positions related to the current year	32
Reductions resulting in lapse of statute of limitations Settlements	—

Balance at December 31, 2007	$550

     None of the unrecognized tax benefits would affect the Company’s effective tax rate if they were recognized.
     The Company does not expect any material change in its unrecognized tax benefits over the next twelve months.
     The tax years 2001 to 2006 remain open in several jurisdictions none of which have individual significance.
14. Major Customers and Business Segments
     The Company operates in two reportable segments: the ophthalmology segment and the aesthetics segment. In both segments, the Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, disposables and service and support activities.
     In the years ended December 29, 2007, December 30, 2006 and December 31, 2005, no customer individually accounted for more than 10% of our revenue.
     Revenue information shown (in thousands) by geographic region is as follows:

	Year Ended	Year Ended	Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
United States	$29,931	$21,826	$22,713
Europe	15,077	7,787	7,138
Rest of Americas	1,959	1,836	1,703
Asia/Pacific Rim	8,565	4,455	5,475

	$55,532	$35,904	$37,029

     Revenues are attributed to countries based on location of end customers. In the years ended December 29, 2007, December 30, 2006 and December 31, 2005, no individual country accounted for more than 10% of the Company’s sales, except for the United States, which accounted for 53.9% of sales in 2007, 60.8% of sales in 2006, and 61.3% in 2005.
     Information on reportable segments for the three years ended December 29, 2007, December 30, 2006, and December 31, 2005 is as follows:

	Year Ended December 29, 2007
	Ophthalmology	Aesthetics	Total
Sales	$32,347	$23,185	$55,532
Direct cost of goods sold	9,721	11,151	20,872

Direct gross profit	$22,626	12,034	34,660
Impairment of goodwill and intangible assets		$14,690	14,690
Total unallocated indirect costs			44,085

Loss from operations			$(24,115)

	Year Ended December 30, 2006
	Ophthalmology	Aesthetics	Total
Sales	$30,826	$5,078	$35,904
Direct cost of goods sold	9,312	2,125	11,437

Direct gross profit	$21,514	$2,953	24,467
Total unallocated indirect costs			29,232

Loss from operations			$(4,765)

	Year Ended December 31,2005
	Ophthalmology	Aesthetics	Total
Sales	$30,663	$6,366	$37,029
Direct cost of goods sold	10,374	3,138	13,512

Direct gross profit	$20,289	$3,228	23,517
Total unallocated indirect costs			21,708

Income from operations			$1,809

     Direct cost of goods sold includes standard product cost (direct material, labor & fringe) and any warranty and unit royalty due. Indirect costs of manufacturing, research and development and selling, general and administrative costs are not allocated to the segments. The Company’s assets and liabilities are not evaluated on a segment basis. Accordingly, no disclosure on segment assets and liabilities is provided.
15. Computation of Basic Net Income (Loss) Per Common Share and Diluted Net Income (Loss) Per Common Share
     A reconciliation of the numerator and denominator of basic net income (loss) per common share and diluted net income (loss) per common share is provided as follows (in thousands, except per share amounts):

	Year Ended	Year Ended	Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
Net (loss) income	$(22,272)	$(5,753)	$1,671
Denominator — Net income (loss) per common share
Weighted average common stock outstanding	8,293	7,713	7,405
Effect of dilutive securities
Weighted average common stock options			475

Total weighted average stock and options outstanding	8,293	7,713	7,880

Net (loss) income per common share	$(2.69)	$(0.75)	$0.23

Diluted net (loss) income per common share	$(2.69)	$(0.75)	$0.21

     In 2007 and 2006 there were 1,859,537 and 2,131,570 outstanding options to purchase shares at a weighted average exercise price of $6.09 and $6.00 per share, respectively, that were not included in the computation of diluted net loss per common share because their effect was antidilutive. These options could dilute earnings per share in future periods. In 2005, there were 454,918 options outstanding at a weighted average exercise price of $8.48 that were not included in the computation of diluted net income (loss) per common share since the exercise price of the options exceeded the market price of the common stock. In 2007 there were 500,000 shares of Preferred A stock which will automatically convert into 1,000,000 common shares in the event that the common stock of the Company trades at or above $5.00 per share for a period of 30 consecutive trading days, the shares have not been included in the computation of diluted net loss per common share because their effect is antidilutive. These shares could dilute earnings per share in future periods.
16. Subsequent Events
     Credit Facility.
     On March 28, 2008, the Company entered into (i) a Borrowing Agreement and (ii) an Export-Import Bank Loan and Security Agreement with Wells Fargo Bank (together referred to as the Agreement). The Agreement provides for an asset-based revolving line of credit of up to $8 million (the Revolving Loans). Of the Revolving Loans, up to $5 million principal amount (the Exim Sublimit) will be guaranteed by Exim Bank. The Company’s obligations under the Revolving Loans (including the Exim Sublimit) are secured by a lien on substantially all of the Company’s assets. Interest on the Revolving Loans (including the Exim Sublimit) is the prime rate as published in the Wall Street Journal, plus 0.75%, subject to adjustment under certain circumstances including adjustments to the prime rate, late payment or the occurrence of an event of default. All outstanding amounts under the Revolving Loans are payable in full on March 27, 2011. If at any time the amount outstanding under the Revolving Loans exceeds the Borrowing Base as defined in the Agreement, the Company will be required to pay the difference between the outstanding amount and the Borrowing Base. The Company may prepay Revolving Loans without penalty. These facilities contain certain financial and other covenants, including the requirement for the Company to maintain a certain level of net income (loss) and to be able to sufficiently cover its debt service needs. Other covenants include, but are not limited to, restricting the Company’s ability to incur indebtedness, incur liens, enter into mergers or consolidations, dispose of assets, make investments, pay dividends, enter into transactions with affiliates, or prepay certain indebtedness. In the event of noncompliance by the Company with the covenants under this Agreement, Wells Fargo Bank and Export-Import Bank, would be entitled to exercise their remedies, which include declaring all obligations immediately due and payable and disposing of the collateral if obligations are not paid.
17. Selected Quarterly Financial Data, (Unaudited)

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Year Ended December 29, 2007
Sales	$12,566	$15,249	$13,575	$14,142
Gross profit	$5,209	$6,584	$6,185	$6,306
Net loss	$(4,920)	$(343)	$(1,238)	$(15,771)
Net loss per common share	$(0.61)	$(0.04)	$(0.15)	$(1.82)
Basic and diluted net loss per common share	$(0.61)	$(0.04)	$(0.15)	$(1.82)
Year Ended December 30, 2006
Sales	$8,843	$8,804	$9,222	$9,035
Gross profit	$4,262	$4,659	$4,872	$5,012
Net loss	$(303)	$(534)	$(1,143)	$(3,773)
Net loss per common share	$(0.04)	$(0.07)	$(0.15)	$(0.48)
Basic and diluted net loss per common share	$(0.04)	$(0.07)	$(0.15)	$(0.48)
Item 9. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure
     On August 23, 2007, the Company received notice from PricewaterhouseCoopers LLP (PWC), that PWC resigned as the Company’s independent registered public accounting firm effective immediately. The Audit Committee of the Company’s Board of Directors did not recommend, nor was it asked to approve PWC’s resignation.
     PWC’s report regarding the Company’s financial statements as of and for the fiscal year ended December 30, 2006, contained an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern, but did not contain any adverse opinion or disclaimer of opinion, and was not further qualified or modified as to uncertainty, audit scope, or accounting principle. PWC’s report regarding the Company’s financial statements as of and for the fiscal year ended December 31, 2005, did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principle.
     During the fiscal years ended December 31, 2005 and December 30, 2006, and through August 23, 2007, there were no disagreements as described under Item 304(a)(1)(iv) of Regulation S-K with PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of PWC, would have caused PWC to make reference thereto in its reports on the Company’s financial statements for such years.
     There were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K during the fiscal years ended December 31, 2005 and December 30, 2006, and through August 23, 2007.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
     Our management evaluated, with the participation of its Chief Executive Officer (CEO) and its Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13A-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the ‘34 Act), as of the end of the period covered by this report.
     Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in our reports filed under the ‘34 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal control procedures, which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, recorded and reported, and our assets are safeguarded against unauthorized or improper use, are intended to permit the preparation of our financial statements in conformity with generally accepted accounting principles. To the extent that elements of our internal controls over financial reporting are included within our disclosure controls and procedures, they are included in the scope of our quarterly controls evaluation.
     Based on that evaluation, and as a result of the material weakness in our internal controls over financial reporting discussed below, the CEO and CFO concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.
     A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management determined that the following control deficiencies constitute a material weakness in our internal control over financial reporting at December 29, 2007.
     As disclosed in our Annual Report filed on Form 10-K for the year ended December 30, 2006 our former independent registered public accounting firm communicated to our management and the Audit Committee of the Board of Directors that they had identified a control deficiency that existed in the design or operation of our internal controls over financial reporting that they considered to be a material weakness, because the control deficiency resulted in more than a remote likelihood that a material misstatement could occur in our annual financial statements and not be prevented or detected. Specifically, the material weakness identified by our former independent registered public accounting firm related to a failure to maintain adequate period-end review procedures to ensure the completeness and accuracy of certain journal entries impacting general ledger accounts. As a result, incorrect entries were recorded to the financial statements which were not identified and corrected by management in a timely manner.
Plan for Remediation of Material Weakness.
     To address the material weaknesses in our internal control over financial reporting identified above, management designed a remediation plan which will supplement the existing controls of the Company. The remediation plan addressed the following corrective actions:
•	implementation of additional controls over the preparation and review of key spreadsheets;

•	implementation of automated general ledger reports to replace existing key spreadsheets where possible;

•	implementation of additional review procedures; and

•	enhancement of the current capabilities of the finance function.
     During the course of 2007 management was not able to implement the remediation plan due to additional demands placed upon the finance department as a result of the Laserscope acquisition and the departure of the Company’s Chief Financial Officer in July which resulted in the finance function being inadequately staffed to allow for successful remediation.
     Consequently, for the year ended December 29, 2007 our current independent registered public accounting firm communicated to our management and the Audit Committee of the Board of Directors that they consider the staffing levels in the finance function to be inadequate and that this represents a control deficiency in the operation of our internal controls and processes over financial reporting that they considered to be a material weakness, because the control deficiency resulted in more than a remote likelihood that a material misstatement could occur in our annual financial statements and not be prevented or detected.
     Subsequent to December 29, 2007, the Company enhanced the current resources of the Company’s finance function by adding a new Chief Financial Officer and an additional staff member and has plans to add another staff member.
     Even if we are to successfully remediate the material weakness described above, because of inherent limitations, our disclosure controls and procedures may not prevent or detect misstatements or material omissions. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(b) Changes in Internal Controls.
     No change has occurred in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the ‘34 Act) during the quarter ended December 29, 2007, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. As discussed in (a) above, management has designed a plan for remediation and is implementing changes in our internal control over financial reporting to remediate the material weaknesses identified above.
(c) Report of Management on Internal Control over Financial Reporting.
     Management is responsible for establishing and maintaining adequate internal control over financial reporting. The company’s internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements. The internal control system over financial reporting includes those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
     All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
     An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. An internal control significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than inconsequential.
     Management assessed the effectiveness of the company’s internal control over financial reporting as of December 29, 2007, and this assessment identified the following material weakness in the company’s internal control over financial reporting.
     Our former independent registered public accounting firm identified a material weakness for the year ended December 30, 2006. Specifically, the material weakness identified a failure to maintain adequate period-end review procedures to ensure the completeness and accuracy of certain journal entries impacting general ledger accounts. Management designed a remediation plan to address this weakness. During the course of 2007 management was not able to implement the remediation plan due to additional demands placed upon the finance department as a result of the Laserscope acquisition and the departure of the company’s Chief Financial Officer in July which resulted in the finance function being inadequately staffed to allow for successful remediation. The fact that the finance function did not have sufficient resources to address all the demands placed on it during 2007 has lead management to conclude that our internal control system over financial reporting was not effective as of December 29, 2007.
     In making it’s assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Because of the material weakness described in the preceding paragraph, management believes that, as of December 29, 2007, the company’s internal control over financial reporting was not effective based on those criteria.

     This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.
Item 9B. Other Information
     Not applicable.

PART III
     Certain information required by Part III has been omitted from this Form 10-K. This information is instead incorporated herein by reference to our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders (the Proxy Statement), which we will file within 120 days after the end of our fiscal year pursuant to Regulation 14A in time for our Annual Meeting of Stockholders to be held June 7, 2007.
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
Item 14. Principal Accountant Fees and Services.
     The information required by this item is incorporated herein by reference to “Proposal Three — Ratification of Appointment of Independent Accountants” in our Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
     The following documents are filed in Part II of this Annual Report on Form 10-K:

Page in
Form 10-K
Report
1. Financial Statements
Report of Independent Registered Public Accounting Firm	42
Report of Independent Registered Public Accounting Firm	43
Consolidated Balance Sheets as of December 29, 2007 and December 30, 2006	44
Consolidated Statements of Operations for the years ended December 29, 2007, December 30, 2006 and December 31, 2005	45
Consolidated Statements of Stockholders’ Equity for the years ended December 29, 2007, December 30, 2006 and December 31, 2005	46
Consolidated Statements of Cash Flows for the years ended December 29, 2007, December 30, 2006 and December 31, 2005	48
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 29, 2007, December 30, 2006 and December 31, 2005	45
Notes to Consolidated Financial Statements	49
2. Financial Statement Schedule
The following financial statement schedule of IRIDEX Corporation for the years ended December 29, 2007, December 30, 2006, and December 31, 2005 is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of IRIDEX Corporation

Schedule II — Valuation and Qualifying Accounts	78
     Other schedules have been omitted because they are either not required, not applicable, or the required information is included in the consolidated financial statements or notes thereto.
3. Exhibits

Exhibits	Exhibit Title
2.1(8)	Asset Purchase Agreement dated November 30, 2006 by and among American Medical Systems, Inc., a Delaware corporation, Laserscope, a California corporation and a wholly owned subsidiary of American Medical Systems, Inc. and IRIDEX Corporation.

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2(2)	Amended and Restated Bylaws of Registrant.

4.2(12)	Certificate of Designation, Preferences, and Rights of Series A Preferred Stock.

4.3(12)	Form of Common Stock Purchase Warrant.

4.4(12)	Investor Rights Agreement by and between the Company, BlueLine Capital Partners, LP; BlueLine Capital Partners III, LP and BlueLine Capital Partners II, LP, dated August 31, 2007.

10.1(1)	Form of Indemnification Agreement with directors and officers.

10.2(6)	2005 Employee Stock Purchase Plan.

10.3(5)	Amended and Restated Severance and Change of Control Agreement entered into by and between the Company and Larry Tannenbaum on April 29, 2005.

10.4(4)	Lease Agreement dated December 6, 1996 by and between Zappettini Investment Co. and the Registrant, as amended.

10.5(3)	Amended and Restated 1998 Stock Plan.

10.6(7)	2006 Incentive Program.

10.7(9)	Business Loan and Security Agreement dated January 16, 2007 by and among IRIDEX Corporation and Mid-Peninsula Bank, part of Greater Bay Bank N.A.

10.8(9)	Export-Import Bank Loan and Security Agreement dated January 16, 2007 by and among IRIDEX Corporation and Mid-Peninsula Bank, part of Greater Bay Bank N.A.

Exhibits	Exhibit Title
10.9(9)	Borrower Agreement dated January 16, 2007 by IRIDEX Corporation in favor of Export-Import Bank of the United States and Mid-Peninsula Bank, part of Greater Bay Bank N.A.

10.10(3)	Settlement Agreement dated April 6, 2007 by and among Synergetics, Inc., Synergetics USA, Inc. and IRIDEX Corporation.

10.11(10)	First Amendment to the Business Loan and Security Agreement dated April 19, 2007 by and between IRIDEX Corporation and Mid-Peninsula Bank, part of Greater Bay Bank N.A.

10.12(10)	First Amendment to the Export-Import Bank Loan and Security Agreement dated April 19, 2007 by and between IRIDEX Corporation and Mid-Peninsula Bank, part of Greater Bay Bank N.A.

10.13(13)	Letter Agreement, dated June 27, 2007, by and among American Medical Systems, Inc., a Delaware corporation, Laserscope, a California corporation and a wholly owned subsidiary of American Medical Systems, Inc. and IRIDEX Corporation, as amended.

10.14(12)	Securities Purchase Agreement dated August 31, 2007 by and among BlueLine Capital Partners, LP; BlueLine Capital Partners III, LP; BlueLine Capital Partners II, LP and IRIDEX Corporation.

10.15(13)	Patent, Trademark and Copyright Security Agreement by and between the Company and Mid-Peninsula Bank, dated July 31, 2007.

10.16(13)	Separation Agreement and Release dated October 16, 2007 by and between Barry Caldwell and IRIDEX Corporation.

10.17(13)	Consulting Agreement by and between the Company and James D. Pardee, dated July 31, 2007.

10.18(13)	Subordination Agreement by and between the Company, Mid-Peninsula Bank, American Medical Systems, Inc. and Laserscope, dated August 14, 2007.

10.19(13)	Security Agreement made by the Company in favor of each of American Medical Systems, Inc. and Laserscope, dated August 14, 2007.

16.1(11)	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission, dated as of August 29, 2007.

21.1(1)	Subsidiaries of Registrant.

23.1	Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm.

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See page 79).

31.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Exhibits filed with the Registration Statement on Form SB-2 (No. 333-00320-LA) which was declared effective on February 15, 1996.

(2)	Incorporated by reference to the Exhibits in Registrant’s Report on Form 8-K dated November 21, 2007.

(3)	Incorporated by reference to the Exhibits in Registrant’s. Report on Form 10-Q for the quarter ended June 30, 2007.

(4)	Incorporated by reference to the Exhibits in Registrant’s Report on Form 10-Q for the quarter ended September 27, 2003.

(5)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K dated May 4, 2005.

(6)	Incorporated by reference to the Exhibits filed with the Registrant’s Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders which was filed on April 30, 2004.

(7)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K dated March 14, 2006.

(8)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K dated December 6, 2006.

(9)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K dated January 16, 2007.

(10)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K dated April 24, 2007.

(11)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K dated August 29, 2007.

(12)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K dated September 7, 2007.

(13)	Incorporated by reference to the Exhibits in Registrant’s Report on Form 10-Q for the quarter ended September 29, 2007.

Trademark Acknowledgments
     IRIDEX, the IRIDEX logo, IRIS Medical, OcuLight, SmartKey, EndoProbe, Apex, Aura, Lyra, Gemini, Venus, Coolspot and Dermastat are our registered trademarks. G-Probe, DioPexy, DioVet, TruFocus, TrueCW, DioLite, IQ 810, MicroPulse, OtoProbe, ScanLite, Symphony, VariLite and EasyFit product names are our trademarks. All other trademarks or trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

Schedule II
IRIDEX CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at			Balance
	Beginning of			at End of
Description	The Period	Additions	Deductions	The Period
Balance for the year ended December 31, 2005:
Allowance for doubtful accounts receivable	$466	$132	$(39)	$559
Provision for inventory	$1,737	$407	$(89)	$2,055
Balance for the year ended December 30, 2006:
Allowance for doubtful accounts receivable	$559	$141	$(261)	$439
Provision for inventory	$2,055	$(296)	$1	$1,760
Balance for the year ended December 29, 2007:
Allowance for doubtful accounts receivable-(1)	$439	$470	$(209)	$700
Provision for inventory-(2)	$1,760	$3,147	$(277)	$4,630

(1)	Additions amount includes 330 thousand from the acquisition of the aesthetics business of Laserscope from AMS.

(2)	Additions amount includes 130 thousand from the acquisition of the aesthetics business of Laserscope from AMS.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 10th day of April 2008.

IRIDEX CORPORATION
By:	/s/ Theodore A. Boutacoff
Theodore A. Boutacoff
President, Chief Executive Officer, and Chairman

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Theodore A. Boutacoff and James H. Mackaness, jointly and severally, their attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign on behalf of the undersigned any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and each of the undersigned does hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

/s/ Theodore A. Boutacoff	President, Chief Executive Officer, and Chairman
(Theodore A. Boutacoff)	(Principal Executive Officer)

/s/ James H. Mackaness	Chief Financial Officer
(James H. Mackaness)	(Principal Financial and Accounting Officer)

/s/ James L. Donovan	Vice President, Corporate Business
(James L. Donovan)	Development and Director

/s/ James B. Hawkins	Director
(James B. Hawkins)

/s/ Donald L. Hammond	Director
(Donald L. Hammond)

/s/ Sanford Fitch (Sanford Fitch)	Director

/s/ Garrett A. Garrettson	Director
(Garrett A. Garrettson)

/s/ William M. Moore	Director
(William M. Moore)

Exhibit Index

Exhibits	Exhibit Title
2.1(8)	Asset Purchase Agreement dated November 30, 2006 by and among American Medical Systems, Inc., a Delaware corporation, Laserscope, a California corporation and a wholly owned subsidiary of American Medical Systems, Inc. and IRIDEX Corporation.

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2(2)	Amended and Restated Bylaws of Registrant.

4.2(12)	Certificate of Designation, Preferences, and Rights of Series A Preferred Stock.

4.3(12)	Form of Common Stock Purchase Warrant.

4.4(12)	Investor Rights Agreement by and between the Company, BlueLine Capital Partners, LP; BlueLine Capital Partners III, LP and BlueLine Capital Partners II, LP, dated August 31, 2007.

10.1(1)	Form of Indemnification Agreement with directors and officers.

10.2(6)	2005 Employee Stock Purchase Plan.

10.3(5)	Amended and Restated Severance and Change of Control Agreement entered into by and between the Company and Larry Tannenbaum on April 29, 2005.

10.4(4)	Lease Agreement dated December 6, 1996 by and between Zappettini Investment Co. and the Registrant, as amended.

10.5(3)	Amended and Restated 1998 Stock Plan.

10.6(7)	2006 Incentive Program.

10.7(9)	Business Loan and Security Agreement dated January 16, 2007 by and among IRIDEX Corporation and Mid-Peninsula Bank, part of Greater Bay Bank N.A.

10.8(9)	Export-Import Bank Loan and Security Agreement dated January 16, 2007 by and among IRIDEX Corporation and Mid-Peninsula Bank, part of Greater Bay Bank N.A.

10.9(9)	Borrower Agreement dated January 16, 2007 by IRIDEX Corporation in favor of Export-Import Bank of the United States and Mid-Peninsula Bank, part of Greater Bay Bank N.A.

10.10(3)	Settlement Agreement dated April 6, 2007 by and among Synergetics, Inc., Synergetics USA, Inc. and IRIDEX Corporation.

10.11(10)	First Amendment to the Business Loan and Security Agreement dated April 19, 2007 by and between IRIDEX Corporation and Mid-Peninsula Bank, part of Greater Bay Bank N.A.

10.12(10)	First Amendment to the Export-Import Bank Loan and Security Agreement dated April 19, 2007 by and between IRIDEX Corporation and Mid-Peninsula Bank, part of Greater Bay Bank N.A.

10.13(13)	Letter Agreement, dated June 27, 2007, by and among American Medical Systems, Inc., a Delaware corporation, Laserscope, a California corporation and a wholly owned subsidiary of American Medical Systems, Inc. and IRIDEX Corporation, as amended.

10.14(12)	Securities Purchase Agreement dated August 31, 2007 by and among BlueLine Capital Partners, LP; BlueLine Capital Partners III, LP; BlueLine Capital Partners II, LP and IRIDEX Corporation.

10.15(13)	Patent, Trademark and Copyright Security Agreement by and between the Company and Mid-Peninsula Bank, dated July 31, 2007.

10.16(13)	Separation Agreement and Release dated October 16, 2007 by and between Barry Caldwell and IRIDEX Corporation.

10.17(13)	Consulting Agreement by and between the Company and James D. Pardee, dated July 31, 2007.

10.18(13)	Subordination Agreement by and between the Company, Mid-Peninsula Bank, American Medical Systems, Inc. and Laserscope, dated August 14, 2007.

10.19(13)	Security Agreement made by the Company in favor of each of American Medical Systems, Inc. and Laserscope, dated August 14, 2007.

Exhibits	Exhibit Title
16.1(11)	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission, dated as of August 29, 2007.

21.1(1)	Subsidiaries of Registrant.

23.1	Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm.

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See page 79).

31.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Exhibits filed with the Registration Statement on Form SB-2 (No. 333-00320-LA) which was declared effective on February 15, 1996.

(2)	Incorporated by reference to the Exhibits in Registrant’s Report on Form 8-K for dated November 21, 2007.

(3)	Incorporated by reference to the Exhibits in Registrant’s Report on Form 10-Q for the quarter ended June 30, 2007.

(4)	Incorporated by reference to the Exhibits in Registrant’s Report on Form 10-Q for the quarter ended September 27, 2003.

(5)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K dated May 4, 2005.

(6)	Incorporated by reference to the Exhibits filed with the Registrant’s Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders which was filed on April 30, 2004.

(7)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K dated March 14, 2006.

(8)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K dated December 6, 2006.

(9)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K dated January 16, 2007.

(10)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K dated April 24, 2007.

(11)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K dated August 29, 2007.

(12)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K dated September 7, 2007.

(13)	Incorporated by reference to the Exhibits in Registrant’s Report on Form 10-Q for the quarter ended September 29, 2007.