Form 10-Q
period 2008-03-29
IRIDEX CORP
filed 2008-05-13
CIK 1006045

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-27598
IRIDEX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0210467
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1212 Terra Bella Avenue
Mountain View, California	94043-1824
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (650) 940-4700
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of common stock, $.01 par value, issued and outstanding as of May 9, 2008 was 8,824,301

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
IRIDEX Corporation
Condensed Consolidated Balance Sheets
(Unaudited, in thousands)

	Mar 29,	Dec 29,
	2008	2007 (1)
Assets
Current assets:
Cash and cash equivalents	$4,013	$5,809
Restricted cash	—	3,800
Accounts receivable, net	8,440	8,876
Inventories, net	16,013	15,967
Prepaids and other current assets	1,095	1,051

Total current assets	29,561	35,503
Property and equipment, net	1,481	1,621
Goodwill	3,239	3,239
Other intangible assets, net	5,358	5,944
Other long term assets	282	347

Total assets	$39,921	$46,654

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,404	$2,887
Bank line of credit	5,281	4,863
Accrued compensation	1,567	2,024
Accrued expenses	6,005	7,809
Accrued warranty	1,500	1,895
Deferred revenue	3,254	3,350
Bank term loan — current portion	—	5,016

Total current liabilities	22,011	27,844

Commitments and contingencies
Stockholders’ equity:
Convertible Preferred Stock, $.01 par value:
Authorized: 2,000,000 shares;
Issued and outstanding: 500,000 shares in 2008 and 2007	5	5
Common Stock, $.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding: 8,824,301 shares in 2008 and 2007	89	89
Additional paid-in capital	38,727	38,695
Accumulated other comprehensive loss	(128)	(88)
Treasury stock, at cost	(430)	(430)

(Accumulated deficit) retained earnings	(20,353)	(19,461)

Total stockholders’ equity	17,910	18,810

Total liabilities and stockholders’ equity	$39,921	$46,654

(1)	Derived from the consolidated audited financial statements included in our report filed on Form 10-K with the SEC for the year ended December 29, 2007.
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation
Condensed Consolidated Statements of Operations
(Unaudited, in thousands except per share data)

	Three Months Ended
	Mar 29,	Mar 31,
	2008	2007
Revenues	$11,474	$12,566
Cost of goods sold	6,669	7,357

Gross profit	4,805	5,209

Operating expenses:
Research and development	1,025	1,729
Selling, general and administrative	4,518	8,274

Total operating expenses	5,543	10,003

Loss from operations	(738)	(4,794)
Interest and other (expense) income, net	(154)	(126)

Loss before income taxes	(892)	(4,920)
Benefit from (provision for) income taxes	—	—

Net loss	$(892)	$(4,920)

Net loss per share — basic and diluted	$(0.10)	$(0.61)

Shares used in computing net loss per share — basic and diluted	8,824	8,080
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended
	Mar 29,	Mar 31,
	2008	2007
Net Loss	$(892)	(4,920)
Foreign currency translation adjustments	(128)	(9)

Comprehensive Loss	$(1,020)	$(4,929)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended
	Mar 29,	Mar 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(892)	$(4,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	823	802
Stock compensation recognized	32	356
Provision for doubtful accounts	29	—
Provision for inventories	(45)	285
Changes in operating assets and liabilities:
Accounts receivable	408	1,687
Inventories	(2)	(1,327)
Prepaids and other current assets	(45)	36
Other long term assets	65	(71)
Accounts payable	1,517	3,602
Accrued compensation	(457)	—
Accrued expenses	(1,804)	880
Accrued warranty	(395)	(543)
Deferred revenue	(96)	393

Net cash (used in) provided by operating activities	(862)	1,180

Cash flows from investing activities:

Business acquisition cost	—	(24,166)
Purchases of property and equipment	(96)	(217)

Net cash used in investing activities	(96)	(24,383)

Cash flows from financing activities:

Proceeds from issuance of common stock	—	672
Proceeds of credit facility, net of issuance costs	5,281	11,900
Restricted cash balance offset against credit facility	3,800	—
Repayment of credit facility	(9,879)	(863)

Net cash (used in) provided by financing activities	(798)	11,709

Effect of foreign exchange rate changes	(40)	11

Net decrease in cash and cash equivalents	(1,796)	(11,483)

Cash and cash equivalents at beginning of period	5,809	21,051

Cash and cash equivalents at end of period	$4,013	$9,568

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
     The condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 10, 2008. The independent accountant’s report included a qualification paragraph that stated the Company’s losses from operations and failure to meet certain debt covenants raised substantial doubt about the Company’s ability to continue as a going concern. The results of operations for the three month period ended March 29, 2008 are not necessarily indicative of the results for the year ending January 3rd, 2009 or any future interim period.
     As of December 29, 2007 the Company was out of compliance with its debt covenants on its existing credit facilities with Mid-Peninsula Bank and the Export-Import Bank (the Lenders). However, the Company obtained a waiver for the default and in March 2008 the Company terminated the credit facilities and entered into a new credit facility with Wells Fargo Bank which provides the Company with the ability to borrow up to $8 million under an asset-based revolving credit facility.
     Management believes that the new facility with Wells Fargo Bank provides sufficient liquidity to operate for the next 12 months and that the covenants are reasonable and management expects to be able to meet those covenants based on its operating plan for 2008. However, recent operating results indicate that there is significant risk in achieving the operating plan, particularly for the remaining period where the Company is obligated to make payments to American Medical Systems, Inc — refer to Note 6 below. If the Company is not able to perform in accordance with its operating plan for 2008 and fails to maintain compliance with its debt covenants, Wells Fargo Bank would be entitled to exercise its remedies under this facility which include declaring all outstanding obligations due and payable, and disposing of the collateral if obligations are not paid.
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
Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No 141(R) (revised 2007), “Business Combinations” (SFAS 141R), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and the goodwill acquired. SFAS 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. While the Company expects that SFAS 141R will have an impact on accounting for business combinations once adopted, the effect is dependent upon acquisitions at that time.
     In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company believes it is unlikely that the adoption of SFAS 160 will have an impact on the consolidated financial statements because the Company does not hold a noncontrolling (minority) interest in another entity.
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
Recently Adopted Accounting Standards
     In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008. The Company does not believe the adoption of SFAS 157 will have a material impact on the consolidated financial statements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted, except for the impact of FASB Staff Position (FSP) 157-2. FSP 157-2 deferred the adoption of SFAS 157 for non financial assets and liabilities until years ended after November 15, 2008. On January 1, 2008 we adopted SFAS 157 for financial assets and liabilities. Carrying amounts of our financial instruments including cash and cash equivalents, accounts receivables, accounts payables and accrued liabilities approximate fair value due to their short maturities. The fair value of bank line of credit approximates fair value due to its floating rate nature.
     In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 was issued to allow entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. SFAS 159 is effective January 1, 2008. On January 1, 2008 we adopted SFAS 159 and have made no election under SFAS 159.
2. Summary of Significant Accounting Policies
     The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 29, 2007 which was filed with the Securities and Exchange Commission on April 10, 2008.
Valuation of Goodwill and Intangible Assets.
     The purchase method of accounting for acquisitions requires estimates and assumptions to allocate the purchase price to the fair value of net tangible and intangible assets acquired. The amounts allocated to, and the useful lives estimated for, intangible assets, affect future amortization. There are a number of generally accepted valuation methods used to estimate fair value of intangible assets, and we use primarily a discounted cash flow method, which requires significant management judgment to forecast the future operating results and to estimate the discount factors used in the analysis. Purchased intangible assets were initially recorded in the first quarter of 2007 in conjunction with the acquisition of the aesthetics business of Laserscope. We review our intangible assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. During the first three quarters of 2007 we did not identify any events that indicated that there had been an impairment in the carrying value of these intangible assets. In the fourth quarter of 2007 the Company determined that based on estimated future cash flows the carrying amount of specific intangible assets exceeded their fair value; accordingly an impairment loss was recognized.

     Goodwill and intangible assets determined to have indefinite lives are not amortized, but are subject to an annual impairment test. To determine any goodwill impairment, a two-step process is performed on an annual basis, or more frequently if necessary, to determine 1) whether the fair value of the relevant reporting unit exceeds carrying value and 2) to measure the amount of an impairment loss, if any. Goodwill was initially recorded in the first quarter of 2007 in conjunction with the acquisition of the aesthetics business of Laserscope. During the first three quarters of 2007, we did not identify any events that indicated that there had been an impairment in the carrying value of goodwill. In the fourth quarter the Company performed an annual impairment test. We identified the Laserscope Aesthetics reporting unit as the appropriate reporting unit for this analysis. Reporting units are operating segments or components of operating segments for which discrete financial information is available. The conclusion was that the carrying value of the reporting unit exceeded the fair value. As a result, management performed the second step and determined the fair value of the assets and liabilities of the reporting unit to measure the amount of impairment loss. By establishing the fair value of the reporting unit and the fair value of assets and liabilities within the reporting unit, the Company determined the amount of impairment to goodwill.
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
Deferred Revenue
     Revenue related to extended service contracts is deferred and recognized on a straight line basis over the period of the applicable service period. Costs associated with these service arrangements are recognized as incurred. A reconciliation of the changes in the Company’s deferred revenue balance for the three months ending March 29, 2008 is as follows:

	Three Months Ended
	Mar 29,	Mar 31,
(in thousands)	2008	2007
Balance, beginning of period	$3,350	$1,415
Additions to deferral through acquisition	—	1,870
Additions to deferral	1,750	1,976
Revenue recognize	(1,846)	(1,576)

Balance, end of period	$3,254	$3,685

Warranty
     The Company accrues for estimated warranty cost upon shipment of products. Actual warranty costs incurred have not materially differed from those accrued. The Company’s warranty policy is applicable to products which are considered defective in their performance or fail to meet the product specifications. Warranty costs are reflected in the statement of operations as a cost of sales. A reconciliation of the changes in the Company’s warranty liability for the three months ending March 29, 2008 is as follows:

	Three Months Ended
	Mar 29,	Mar 31,
(in thousands)	2008	2007
Balance, beginning of period	$1,895	$866
Warranty accrual acquired through acquisition	—	1,771
Accrual for warranties issued during the period	57	356
Settlements made in kind during the period	(452)	(657)

Balance, end of period	$1,500	$2,336

3. Business Combination
     On January 16, 2007, the Company acquired the aesthetics business of American Medical Systems, Inc. (AMS) and Laserscope, a wholly owned subsidiary of AMS for $28.6 million including the direct costs of acquisition for cash and 213,435 shares of common stock valued at $9.43 per share. These financial statements include the results of operations for the acquired business from the acquisition date. The Company made the acquisition due to its complementary fit with the existing IRIDEX aesthetics laser business. At the time of the acquisition the Company recorded Goodwill of $10.1 million and intangible assets of $16.4 million. At the end of 2007 the Company conducted an impairment test in accordance with SFAS 142 — Goodwill and Other Intangible Assets and determined that based on operating results for 2007 and the outlook for the aesthetics business for 2008 and beyond, there was significant impairment to the intangible assets and goodwill. In addition, the Company revisited the useful lives associated with the remaining intangible assets to ensure they reflected the revised outlook for the aesthetics business. The impact of this review was to write down goodwill by $6.9 million from $10.1 million to $3.2 million and write down the gross carrying value of the intangible assets by $7.8 million from $16.4 million to $8.6 million. The net carrying value of intangible assets after impairment, in aggregate, which includes the amortization expense for the year as of December 29, 2007 was $5.9 million and as of March 29, 2008 was $5.4 million
     Amortization of intangible assets associated with the acquisition was $586,000 and $606,000 for the three months ended March 29, 2008 and March 31, 2007, respectively.
4. Inventories
     The components of the Company’s inventories are as follows:

	Mar 29,	Dec 29,
(in thousands)	2008	2007
Raw materials and work in progress	$9,474	$9,450
Finished goods	6,539	6,517

Total inventories	$16,013	$15,967

5. Bank Borrowings
     On January 16, 2007, the Company entered into (i) a Business Loan and Security Agreement (the Business Loan Agreement) with Mid-Peninsula Bank, part of Greater Bay Bank N.A. (the Lenders), (ii) an Export-Import Bank Loan and Security Agreement (the Exim Agreement) with the Lenders, and (iii) a Borrower Agreement (the Borrower Agreement and together with the Business Loan Agreement and the Exim Agreement, the Credit Agreement) in favor of the Lenders and Export-Import Bank of the United States (Exim Bank). The Credit Agreement provided for an asset-based revolving line of credit of up to $6 million (the Revolving Loans) and a $6 million term loan (the Term Loan). Of the Revolving Loans, up to $3 million principal amount (the Exim Sublimit) was guaranteed by Exim Bank. The Company’s obligations under the Term Loans and the Revolving Loans (including the Exim Sublimit) were secured by a lien on substantially all of the Company’s assets. Interest on the Term Loan and the Revolving Loans (including the Exim Sublimit) was the prime rate as published in the Wall Street Journal, minus 0.5%, subject to adjustment under certain circumstances including adjustments to the prime rate, late payment or the occurrence of an event of default. Payments of principal outstanding under the Term Loan were due in sixty monthly installments beginning February 28, 2007 and ending February 28, 2012. All outstanding amounts under the Revolving Loans were payable in full on January 31, 2009. If at any time the amount outstanding under the Revolving Loans exceeded the Borrowing Base as defined in the Credit Agreement the Company was required to pay the difference between the outstanding amount and the Borrowing Base. The Company was able to prepay all amounts outstanding under the Term Loan and Revolving Loans without penalty. These facilities contained certain financial and other covenants, including the requirement for the Company to maintain profitability on a quarterly basis, tangible net worth of $15.5 million, maintain unrestricted cash/marketable securities of $3 million and maintain a debt service ratio of 1.75 to 1.00 on an annual basis. In addition, the Company must maintain $3 million in unrestricted cash in an account with the Lenders. Other covenants included, but were not limited to, restricting the Company’s ability to incur indebtedness, incur liens, enter into mergers or consolidations, dispose of assets, make investments, pay dividends, enter into transactions with affiliates, or prepay certain indebtedness. In the event of noncompliance by the Company with the covenants under these facilities, Mid-Peninsula Bank and Export-Import Bank, were entitled to exercise their remedies, which included declaring all obligations immediately due and payable and disposing of the collateral if obligations were not paid.
     As of December 29, 2007 the Company was out of compliance with its debt covenants on its existing credit facilities with the Lenders. Subsequent to the year end the Company obtained a waiver for the default.
     On March 28, 2008, the Company terminated the Credit Agreement with the Lenders repaying all outstanding balances and entered into (i) a Borrowing Agreement and (ii) an Export-Import Bank Loan and Security Agreement with Wells Fargo Bank (together referred to as the Agreement). The Agreement provides for an asset-based revolving line of credit of up to $8 million (the New Revolving Loans). Of the New Revolving Loans, up to $5 million principal amount (the New Exim Sublimit) will be guaranteed by Exim Bank. The Company’s obligations under the New Revolving Loans (including the New Exim Sublimit) are secured by a lien on substantially all of the Company’s assets. Interest on the New Revolving Loans (including the New Exim Sublimit) is the prime rate as published in the Wall Street Journal, plus 0.75%, subject to adjustment under certain circumstances including adjustments to the prime rate, late payment or the occurrence of an event of default. All outstanding amounts under the New Revolving Loans are payable in full on March 27, 2011. If at any time the amount outstanding under the New Revolving Loans exceeds the Borrowing Base as defined in the Agreement, the Company will be required to pay the difference between the outstanding amount and the Borrowing Base. The Company may prepay New Revolving Loans without penalty. These facilities contain certain financial and other covenants, including the requirement for the Company to maintain a certain level of net income (loss) and to be able to sufficiently cover its debt service needs. Other covenants include, but are not limited to, restricting the Company’s ability to incur indebtedness, incur liens, enter into mergers or consolidations, dispose of assets, make investments, pay dividends, enter into transactions with affiliates, or prepay certain indebtedness. In the event of noncompliance by the Company with the covenants under this Agreement, Wells Fargo Bank and Export-Import Bank, would be entitled to exercise their remedies, which include declaring all obligations immediately due and payable and disposing of the collateral if obligations are not paid.
6. AMS Settlement
     On August 14, 2007, the Company, AMS and Laserscope (collectively the Parties), entered into a Settlement Agreement (the Settlement Agreement). The Parties entered into the Settlement Agreement to document their full and final agreement as to the amount of the adjustment contemplated by Section 1.5 of the Asset Purchase Agreement, by and among the Parties, dated November 30, 2006 (the Purchase Agreement); to amend the Product Supply Agreement, between Laserscope and the Company, dated January 16, 2007 (the Product Supply Agreement); and to set forth the Parties’ mutual understanding as to certain other matters.
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
     The total unpaid balance, not including interest to be paid, relating to the Settlement Agreement of $3.1 million and $4.8 million is included in accrued liabilities as of March 29, 2008 and December 29, 2007, respectively. In addition, as of March 29, 2007 the Company has outstanding non-cancelable purchase orders placed with AMS to purchase in aggregate an additional $824,000 of inventory to be delivered monthly ending in September 2008.
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
7. Stock Based Compensation
     For the three months ended March 29, 2008 the Company had one active stock plan: The 1998 Stock Plan, which expired in February 2008. The terms and awards granted during the three months ended March 29, 2008 were consistent with those described in our December 29, 2007 annual consolidated financial statements.
     The following table summarizes information regarding activity in our stock option plans during the three months ended March 29, 2008:

		Weighted
		Average	Weighted Average
		Exercise Price	Remaining Contractual	Aggregate
	Number of Shares	Per Share	Life (Years)	Intrinsic Value
Outstanding at Dec 29, 2007	1,859,537	$6.09
Granted	383,812	3.04
Exercised	0
Canceled or forfeited	(229,151)	6.11

Outstanding at Mar 29, 2008	2,014,198	$5.50	4.44	$0

Vested and expected to vest at Mar 29, 2008	1,844,196	$5.51	4.29	$0

Exercisable at Mar 29, 2008	1,322,500	$5.70	3.55	$0

     The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of March 29, 2008, that would have been received by option holders had all options holders exercised their stock options as of that date. During the three months ended March 29, 2008 the intrinsic value of options exercised was $0.
     The weighted-average grant fair value of the options granted under the Company’s stock plans was $1.96 and $5.21 per share for the three months ended March 29, 2008 and March 31, 2007, respectively.
     The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	Three Months Ended
	Mar 29, 2008	Mar 31, 2007
Average risk free interest rate	3.25%	4.50%
Expected life (in years)	6 years	4.61 years
Dividend yield	0.0%	0.0%
Average volatility	70.0%	59.0%
     Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility is based on analysis of the Company’s stock price history over a period commensurate with the expected term of the options, trading volume of the Company’s stock, look-back volatilities and Company specific events that affected volatility in a prior period. The Company has elected to use the simplified method for estimating the expected term as discussed in SAB No. 107 and SAB No. 110. The risk-free interest rate is based on the U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. No dividend yield is included as the Company has not issued any dividends and does not anticipate issuing any dividends in the future.
     The following table shows stock-based compensation expense included in the Consolidated Statements of Operations for the three months periods ended March 29, 2008 and March 31, 2007 (in thousands):

	Three Months Ended
	Mar 29, 2008	Mar 31, 2007
Cost of sales	$23	$26
Research and development	30	62
Sales, general and administrative	(21)	268

	$32	$356

8. Stock Option Exchange Offer
     On February 22, 2008, the Company offered (the Exchange Offer) to eligible employees to exchange all of their outstanding restricted common stock for new options to be granted under the 1998 Plan. The Exchange Offer covered 21,000 shares of restricted common stock granted to employees on February 13, 2007. The exchange ratio was 1.5 to one.
     The Exchange Offer expired on February 22, 2008, at which time properly tendered restricted common stock for 21,000 shares were cancelled and new options for 31,500 shares were granted at the closing price of our common stock on the grant date. The fair value of modified awards granted approximated the fair value of the original awards cancelled.
     All new options have an option expiration term of 7 years. Each new option has a four year vesting period, 1/48th of the shares subject to the option shall vest one month after the grant date and 1/48th of the shares subject to the option will vest each month thereafter.
9. Computation of Basic and Diluted Net Loss Per Common Share
     Basic and diluted net loss per share are computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. Because there is a loss the calculation of diluted net loss per share does not include common stock equivalents because the effect would be anti-dilutive. Common stock equivalents consist of incremental common shares issuable upon the exercise of stock options and the conversion of Preferred A stock into common shares.
     During the three months ended March 29, 2008, options to purchase 2,014,198 shares of common stock at a weighted average exercise price of $5.50 as well as 1,000,000 shares of common shares issuable on the conversion of 500,000 Preferred A stock which will automatically convert into common shares in the event the common stock of the Company trades at or above $5.00 per share for a period of 30 consecutive trading days, have not been included in the computation of diluted net loss per common share because their effect is anti-dilutive. These shares could dilute earnings per share in future periods.
     During the three months ended March 31, 2007, options to purchase 2,306,529 shares at a weighted average exercise price of $6.55 have not been included in the computations of diluted net loss per common share because their effect was anti-dilutive.
10. Business Segments
     The Company operates in two reportable segments: the ophthalmology segment and the aesthetics segment. In each segment the Company develops, manufactures, and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, disposables and service and support activities.
     Information on reportable segments for the three months ended March 29, 2008 and March 31, 2007 is as follows:

	Three Months Ended Mar 29, 2008			Three Months Ended Mar 31, 2007
(in thousands)	Ophthalmology	Aesthetics	Total	Ophthalmology	Aesthetics	Total
Revenues	$7,536	$3,938	$11,474	$7,189	$5,377	$12,566
Direct cost of goods sold	2,069	1,653	3,722	2,144	2,835	4,979

Direct gross profit	5,467	2,285	7,752	5,045	2,542	7,587
Total unallocated indirect costs			(8,644)			(12,507)

Pre-tax loss			$(892)			$(4,920)

Direct cost of goods sold includes standard product cost (direct material, labor and fringe) and any warranty and unit royalty due. Indirect costs of manufacturing, research and development, marketing and selling, and general and administrative costs are not allocated to the segments. The Company’s assets and liabilities are not evaluated on a segment basis. Accordingly, no disclosure of segment assets and liabilities is provided.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to levels of future sales and operating results; broadening our product line through product innovation; market acceptance of our products; expectations for future sales growth, generally, including expectations of additional sales from our new products and new applications of our existing products; our ability to integrate the newly acquired aesthetics business into our core business successfully and in a timely manner; the potential for production cost decreases and higher gross margins; our ability to develop and introduce new products through strategic alliances; our ability to reduce spending, including a reduction in the use of contractors and consultants; levels of interest income and expense; expectations regarding our effective tax rate; continued receipt of payments from the Synergetics Settlement; general economic conditions; levels of international sales; our current liquidity, ability to obtain additional financing, and meet the covenants of our existing financing agreement with Wells Fargo, and impact of concern regarding our ability to generate sufficient cash flow to continue as a going concern; and the potential to record an impairment charge to goodwill and intangible assets and effects of recent accounting pronouncements on our financial position; effect of pending or known to be threatened litigation on operating results; our ability to protect our proprietary information. In some cases, forward-looking statements can be identified by terminology, such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including as a result of the factors set forth under “Factors That May Affect Future Operating Results” and other risks detailed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 10, 2008 and detailed from time to time in our reports filed with the Securities and Exchange Commission. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report on Form 10-Q. We undertake no obligation to update such forward-looking statements to reflect events or circumstances occurring after the date of this report.
Overview
     IRIDEX Corporation is a leading worldwide provider of therapeutic based laser systems and delivery devices used to treat eye diseases in ophthalmology and skin conditions in aesthetics. In January 2007, the Company acquired Laserscope’s aesthetics business including its subsidiaries in France and the United Kingdom (UK) from American Medical Systems Holdings (AMS). Our aesthetics treatments encompass minimally invasive surgical treatments for pigmented and vascular lesions, skin rejuvenation, skin tightening, hair reduction, leg veins, and acne.
     Our products are sold in the United States (US) predominantly through a direct sales force and internationally through approximately 100 independent distributors into 107 countries except for our aesthetics products which are sold, marketed and serviced directly in the UK and France.
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
     Our aesthetics revenues arise primarily from the sales of our aesthetics including: the Gemini, Venus-i, Lyra-i and Aura-i Laser Systems, the VersaStat 10 mm, VersaStat-i, and Dermastat handpieces along with an articulated arm for the Venus-i Laser System, as well as our VariLIte and DioLite XP laser systems.
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
Results of Operations
     The following table sets forth certain operating data as a percentage of sales for the periods included.

	Three Months Ended
	Mar 29, 2008	Mar 31, 2007
Revenues	100.0%	100.0%
Cost of goods sold	58.1	58.5

Gross Margin	41.9	41.5
Operating expenses:
Research and development	8.9	13.8
Selling, general and administrative	39.4	65.8

Total operating expenses	48.3	79.6

Loss from operations	(6.4)	(38.1)
Interest and other (expense) income, net	(1.4)	(1.0)

Loss before income tax	(7.8)	(39.1)
Provision for income taxes	0.0	0.0

Net loss	(7.8)	(39.1)

Revenues.
     Total revenue decreased by 8.7% to $11.5 million for the three months ended March 29, 2008 from $12.6 million for the three months ended March 31, 2007.
     Ophthalmology revenues in total increased $0.3 million or 4.8%: with domestic ophthalmology system revenues increasing $0.3 million to $1.2 million and international ophthalmology system revenues decreasing $0.2 million to $1.8 million. Ophthalmology recurring revenues consisting of disposables and service increased $0.2 million and represented 55.2% of our aggregate ophthalmology business in the three months ended March 29, 2008 compared to 55.5% for the three months ended March 31, 2007. Revenues from OEMs remained constant at $0.4 million for the comparable periods.
     Aesthetics revenues in total decreased $1.4 million or (26.8%) to $3.9 million: with international aesthetics system revenues decreasing $0.5 million to $1.9 million, domestic aesthetics system revenues decreasing $1.3 million to $0.2 million and service revenues increasing $0.3 million to $1.8 million. The decrease in our aesthetics revenues is primarily due to the difficulties incurred in the US distribution channel during 2007 that are still being experienced coupled with the overall softening of the US aesthetics market.
Gross Profit.
     Gross profit decreased to $4.8 million for the three months ended March 29, 2008 from $5.2 million for the three months ended March 31, 2007. The decrease in gross profit was primarily the result of decreased revenues as gross margins remained comparable between periods.

     Gross margin represented 41.9% of revenues for the three months ended March 29, 2008 and 41.5% of revenues for the three months ended March 31, 2007.
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
Research and Development.
     Research and development includes primarily salary costs and costs of materials for projects associated with research and product development. Research and Development expenses decreased by 40.7% to $1.0 million from $1.7 million for the three months ended March 29, 2008 compared to the three months ended March 31, 2007. The primary reason for this was reduced salary and related costs resulting from the reduction in headcount from period to period and reduced material costs incurred on product development. In the future we expect to target our level of research and development spending at approximately 10% of our revenues to maintain a consistent level of new product introductions.
Sales, General and Administrative.
     Sales, general and administrative expense decreased in the three months ended March 29, 2008 by 45.4% to $4.5 million from $8.3 million for the three months ended March 31, 2007. Selling expenses decreased $1.3 million due to lower salary and related costs due to reduced headcount and lower commissions as a result of lower sales for the comparable periods. Marketing expense decreased $0.9 million primarily due to lower salary and related costs due to reduced headcount and reduced spending on aesthetics related marketing programs. General and administrative expenses decreased $1.8 million primarily due to reduced legal and accounting fees of $1.2 million. The legal fees incurred in the three months ended March 31, 2007 were in support of litigation which has been resolved and the accounting fees incurred in Q1 2007 were in support of the acquisition. Stock compensation for the three months ended March 29, 2008 and March 31, 2007 was $32,000 and $356,000, respectively. The reduction in stock compensation expense in the three months ended March 29, 2008 was the result of a true up adjustment for forfeited options required by SFAS 123R “Share-Based Payment”.
Interest and Other expense, net.
     Interest and Other expense consist of $0.2 million and $0.1 million of interest expense for the three months ending March 29, 2008 and March 31, 2007, respectively. The interest expense relates to the bank debt outstanding in the respective periods offset by interest earned on cash deposits.
Income Taxes.
     Significant components affecting the effective tax rate include pre-tax net loss, changes in valuation allowance, federal and state R&D tax credits, income from tax-exempt securities, the state composite tax rate and recognition of certain deferred tax assets subject to valuation allowance. For the three month periods ending March 29, 2008 and March 31, 2007 no tax provision was recorded.
Liquidity and Capital Resources.
     Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.
     As of March 29, 2008 we had cash and cash equivalents of $4.0 million and working capital of $7.6 million. The Company used $0.9 million in operations in the three months ended March 29, 2008 which included repaying $1.7 million of the outstanding liability to AMS. Our remaining contractual obligations to AMS amount to $3.1 million plus interest and $0.8 million of unconditional purchase orders relating to future deliveries — See Note 6 of Notes to Consolidated Financial Statements in this report for more information regarding the AMS Settlement.
     As of December 29, 2007 the Company was out of compliance with its debt covenants on its existing credit facilities with Mid-Peninsula Bank and the Export-Import Bank (the Lenders). Subsequent to the year end the Company obtained a waiver of the debt covenants with which we were not compliant. In March 2008 the Company terminated the credit facilities and entered into a new credit facility with Wells Fargo Bank which provides the Company with the ability to borrow up to $8 million under an asset-based revolving credit facility — See Note 5 of Notes to Consolidated Financial Statements in this report for more information regarding the new credit facility.
     The credit facility that existed at December 29, 2007 consisted of a term loan and an asset based revolving credit facility. The amounts outstanding at year end under the term loan and revolving credit facility were $5 million and $4.9 million, respectively. In March 2008 the Company repaid the amounts then outstanding under these facilities using the $3.8 million of restricted cash and borrowing $5.3 million against the new asset based revolving credit facility.
     Management is of the opinion that the new credit facility with Wells Fargo Bank provides sufficient liquidity to operate for the next 12 months; that the covenants contained in the new credit facility with Wells Fargo Bank are reasonable; and management expects to be able to meet these covenants based on its operating plan for 2008. However, recent operating results indicate that there is significant risk in achieving the operating plan, particularly for the remaining period where the Company is obligated to make payments to AMS. If the Company is not able to perform according to the Company’s operating plan for 2008 and is unable to maintain compliance with its debt covenants, Wells Fargo Bank would be entitled to exercise its remedies which include declaring all outstanding obligations due and payable, and disposing of the collateral if obligations are not paid.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
     Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We transact the majority of our business in US dollars and therefore changes in foreign currency rates will not have a significant impact on our income statement or cash flows. However, increases in the value of the US dollar against any local currencies could cause our products to become relatively more expensive to customers in a particular country or region, leading to reduced revenue or profitability in that country or region. As we continue to expand our international sales, our non-US dollar denominated revenue and our exposure to gains and losses on international currency transactions may increase. In January 2007 we acquired two European subsidiaries as part of our acquisition of the assets of the aesthetics business of Laserscope. These entities do transact business in their geographies in their local currency. We currently do not engage in transactions to hedge against the risk of the currency fluctuation, but we may do so in the future.
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
     A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management determined that the staffing levels in the finance function are inadequate and that this represented a control deficiency in the operation of our internal controls and processes over financial reporting that they considered to be a material weakness at March 29, 2008, because the control deficiency resulted in more than a remote likelihood that a material misstatement could occur in our quarterly financial statements and not be prevented or detected.
     During the three months ended March 29, 2008 the Company enhanced the current resources of the Company’s finance function by adding a new Chief Financial Officer and an additional staff member and has plans to add another staff member during fiscal 2008. The Company anticipates that these additional resources will remediate the material weakness described above during the course of fiscal 2008.
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
Item 1A. Risk Factors
Factors That May Affect Future Results
     In addition to the other information contained in this Quarterly Report Form 10-Q, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, common stock price, or results of operation. You should carefully consider the risks described below before making an investment decision.
     We believe there is significant risk as to whether our current liquidity and capital resources will be sufficient to meet our currently planned operating requirements for the next 12 months.
     As of December 29, 2007, the Company was out of compliance with its debt covenants on its existing credit facilities with Mid-Peninsula Bank and the Export-Import Bank (the Lenders). We have obtained a waiver of the debt covenants of which we were not in compliance from the Lenders subsequent to December 29, 2007. In March 2008 the Company replaced these credit facilities with a new facility with Wells Fargo Bank (the Bank). The new facility is an asset based revolving loan facility that allows the Company to borrow up to $8 million if sufficient collateral is available. Collateral is defined as certain accounts receivable balances and certain eligible inventory items that form the borrowing base against which the Company may borrow. The facility also specifies a number of covenants including two that are financial: a monthly net income / loss target and monthly debt service coverage target. Although management is of the opinion that this facility provides sufficient liquidity to operate for the next 12 months, that the covenants are reasonable and management expects to be able to meet these covenants, recent operating results indicate that there is significant risk in achieving these goals, particularly for the remaining period where we are obligated to make payments to AMS. If the Company is not able to perform and becomes out of compliance with its debt covenants, the Bank would be entitled to exercise its remedies under the new credit facility which include declaring all outstanding obligations due.
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
     In order to complete the Laserscope acquisition, we entered into financing arrangements and used the majority of our liquid resources. Previously we had no debt outstanding. In addition, as of March 29, 2008, we had a remaining obligation to AMS of $3.1 million plus interest and outstanding non cancelable purchase orders to purchase an additional $0.8 million of inventory from AMS. The increased levels of debt and obligations do among other things:
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
     The Company May Not Realize The Anticipated Benefits of Our Acquisition of the Aesthetics Business of Laserscope.
     On January 16, 2007, we completed our acquisition of the aesthetics business of Laserscope (the “Aesthetics Business”), a wholly-owned subsidiary of American Medical Systems Holdings, Inc. To date, we have not realized the anticipated benefits of the acquisition and our ability to realize the anticipated benefits of the acquisition will depend, in part, on our ability to integrate the Aesthetics Business with our business and to take full advantage of the domestic and international sales channels. For example, immediately following the completion of the acquisition the domestic sales force consisted of 28 sales representatives and managers. On December 29, 2007 there were six sales representatives and managers in the domestic aesthetics sales force. Integrating the Aesthetics Business has been expensive and time-consuming and we may not be able to successfully complete the process. These integration efforts have taken a significant amount of time, placed a significant strain on managerial, operational and financial resources and proven to be more difficult and more expensive than predicted. The diversion of our management’s attention and any delays and difficulties encountered in connection with integrating the Aesthetics Business could continue to result in the disruption of our on-going business or inconsistencies in standards, controls, procedures and policies that could negatively affect our ability to maintain relationships with customers, suppliers, collaborators, employees and others with whom we have business dealings. These disruptions could harm our operating results.
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
     Patents have a limited lifetime and once a patent expires competition may increase. For example our “Connector Patent” used to connect our delivery devices (disposable & non-disposable) to our laser consoles will expire in 2009. Delivery devices which do not utilize our Connector Patent technology are not recognized by our laser consoles. We derive, and expect to continue to derive, a large portion of our recurring revenue and profits from sales of our disposable laser probe products. Expiration of this patent may increase competition from our competitors for our disposable laser probe business and there can be no guarantees that we will maintain our market share of this business.
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
     We Depend on International Sales for a Significant Portion of Our Operating Results.
     We derive, and expect to continue to derive, a large portion of our revenue from international sales. For the quarter ended March 29, 2008, our international sales were $5.6 million or 48.4% of total sales. We anticipate that international sales will continue to account for a significant portion of our revenues, particularly ophthalmology, in the foreseeable future. None of our international revenues and costs has been denominated in foreign currencies, other than sales made by our UK and French subsidiaries. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. The factors stated above could have a material adverse effect on our business, financial condition or results of operations. Our international operations and sales are subject to a number of other risks and potential costs, including:
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
     If We Lose Key Personnel or Fail to Integrate Replacement Personnel Successfully, Our Ability to Manage Our Business Could Be Impaired.
     Our future success depends upon the continued service of our key management, technical, sales, and other critical personnel. Our officers and other key personnel are employees-at-will, and we cannot assure you that we will be able to retain them. Key personnel have left our Company in the past and there likely will be additional departures of key personnel from time to time in the future. On October 16, 2007, Barry G. Caldwell resigned as the Company’s President and Chief Executive Officer and as a member of the Company’s Board of Directors, effective as of that date. Upon Mr. Caldwell’s resignation, Theodore A. Boutacoff, the Company’s current Chairman of the Board, returned to serve as President and Chief Executive Officer. Mr. Boutacoff was the Company’s President and Director from 1989 until 2005. On July 20, 2007, Meryl A. Rains resigned as the Company’s Chief Financial Officer. An interim Chief Financial Officer was hired for the interim period until James H. Mackaness was hired as full time Chief Financial Officer on January 2, 2008. Key personnel, including certain members of our aesthetics sales force who joined the Company in connection with the acquisition of the aesthetics business of Laserscope, have left the Company in the past and there likely will be additional departures of key personnel from time to time in the future. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of Company initiatives, and the results of our operations. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain highly qualified personnel. Competition for qualified personnel in our industry and the San Francisco Bay Area, as well as other geographic markets in which we recruit, is intense and characterized by increasing salaries, which may increase our operating expenses or hinder our ability to recruit qualified candidates. In addition, the integration of replacement personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful.
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
     We Depend on Collaborative Relationships to Develop, Introduce and Market New Products, Product Enhancements and New Applications.
     We depend on both clinical and commercial collaborative relationships. We entered into a Product Supply Agreement with American Medical Systems Holdings (AMS) in connection with the acquisition of the aesthetics business of Laserscope, pursuant to which American Medical Systems Holdings currently manufacturers several of our aesthetics products. With the exception of some service parts and the balance of finished goods ordered from AMS, we have transitioned the manufacturing for the majority of these products to our facilities during the fourth quarter of 2007, but we may not have sufficient resources to assume these manufacturing obligations without increased costs or delays and disruptions in manufacturing. We have entered into a Manufacture and Supply Agreement with Synergetics, Inc. pursuant to which Synergetics will manufacture the Company’s line of adjustable laser probes, which represents one model of our disposable laser probe offering. We have entered into collaborative relationships with academic medical centers and physicians in connection with the research and innovation and clinical testing of our products. Commercially, we currently collaborate with Bausch & Lomb to design and manufacture a solid-state green wavelength (532nm) laser photocoagulator module for Bausch & Lomb, called the Millennium Endolase module. The Millennium Endolase module is designed to be a component of Bausch & Lomb’s ophthalmic surgical suite product offering and is not expected to be sold as a stand-alone product. Sales of the Millennium Endolase module are dependent upon the actual order rate from and shipment rate to Bausch & Lomb, which depends on the efforts of our partner and is beyond our control. We cannot assure you that our relationship with Bausch & Lomb will result in further sales of our Millennium Endolase module. The failure to obtain any additional future clinical or commercial collaborations and the resulting failure or success of such arrangements of any current or future clinical or commercial collaboration relationships could have a material adverse effect on our ability to introduce new products or applications and therefore could have a material adverse effect on our business, results of operations and financial condition.
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
     Our expense levels are based, in part, on expected future sales. If sales levels in a particular quarter do not meet expectations, we may be unable to adjust operating expenses quickly enough to compensate for the shortfall of sales, and our results of operations may be adversely affected. We encountered this adverse effect on our operating results in each of the quarters ended March 31, 2007, June 30, 2007, September 29, 2007, December 29, 2007 and March 29, 2008. In addition, we have historically made a significant portion of each quarter’s product shipments near the end of the quarter. If that pattern continues, any delays in shipment of products could have a material adverse effect on results of operations for such quarter. Due to these and other factors, we believe that quarter to quarter and year to year comparisons of our past operating results may not be meaningful. You should not rely on our results for any quarter or year as an indication of our future performance. Our operating results in future quarters and years may be below expectations, which would likely cause the price of our common stock to fall.

     Our Stock Price Has Been and May Continue to be Volatile and an Investment in Our Common Stock Could Suffer a Decline in Value.
     The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. In addition, the trading price of our common stock has been significantly adversely affected by our recent operation performance and by liquidity issues. In the fiscal year ended December 29, 2007, the trading price of our common stock fluctuated from a high of $10.70 per share to a low of $2.20 per share, and there can be no assurance our common stock trading price will not suffer additional declines. From time to time, we meet with investors and potential investors. In addition, we receive attention from securities analysts and present at some analyst meetings. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes. These broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.
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
     If We Fail to Comply With the FDA’s Quality System Regulation and Laser Performance Standards Our Manufacturing Operations Could Be Halted, and Our Business Would Suffer.
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
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.

Item 5. Other Information
     None.
Item 6. Exhibits

10.1	Change of Control Severance Agreement by and between the Company and James Mackaness, dated January 22, 2008 (described more fully in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2008 and incorporated herein by reference).

10.2	Separation Agreement by and between the Company and Larry Tannenbaum, dated January 22, 2008 (described more fully in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2008 and incorporated herein by reference).

10.3	Credit and Security Agreement by and between IRIDEX Corporation and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division, dated March 27, 2008 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-27598) filed on April 2, 2008).

10.4	Credit and Security Agreement (Ex-Im Subfacility) by and between IRIDEX Corporation and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division, dated March 27, 2008 (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-27598) filed on April 2, 2008).

10.5	Borrower Agreement by IRIDEX Corporation in favor of Export-Import Bank of the United States and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division, dated March 27, 2008 (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-27598) filed on April 2, 2008).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

IRIDEX Corporation (Registrant)
Date: May 13, 2008	By:	/s/ THEODORE A. BOUTACOFF
		Name:	Theodore A. Boutacoff
		Title:	President and Chief Executive Officer (Principal Executive and Principal Financial Officer)

Index

10.1	Change of Control Severance Agreement by and between the Company and James Mackaness, dated January 22, 2008 (described more fully in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2008 and incorporated herein by reference).

10.2	Separation Agreement by and between the Company and Larry Tannenbaum, dated January 22, 2008 (described more fully in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2008 and incorporated herein by reference).

10.3	Credit and Security Agreement by and between IRIDEX Corporation and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division, dated March 27, 2008 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-27598) filed on April 2, 2008).

10.4	Credit and Security Agreement (Ex-Im Subfacility) by and between IRIDEX Corporation and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division, dated March 27, 2008 (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-27598) filed on April 2, 2008).

10.5	Borrower Agreement by IRIDEX Corporation in favor of Export-Import Bank of the United States and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division, dated March 27, 2008 (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-27598) filed on April 2, 2008).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.