Form 10-Q
period 2008-06-28
IRIDEX CORP
filed 2008-08-12
CIK 1006045

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008
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
Registrant’s telephone number, including area code: (650) 940-4700
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of common stock, $.01 par value, issued and outstanding as of August 8, 2008 was 8,824,301.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
IRIDEX Corporation
Condensed Consolidated Balance Sheets
(Unaudited, in thousands except share amounts)

	June 28,	Dec 29,
	2008	2007 (1)
Assets
Current assets:
Cash and cash equivalents	$4,092	$5,809
Restricted cash	—	3,800
Accounts receivable, net	9,061	8,876
Inventories, net	15,197	15,967
Prepaids and other current assets	983	1,051

Total current assets	29,333	35,503
Property and equipment, net	1,284	1,621
Goodwill	3,239	3,239
Other intangible assets, net	4,771	5,944
Other long term assets	252	347

Total assets	$38,879	$46,654

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,728	$2,887
Bank line of credit	6,000	4,863
Accrued compensation	1,871	2,024
Accrued expenses	4,350	7,809
Accrued warranty	1,380	1,895
Deferred revenue	3,131	3,350
Bank term loan — current portion	—	5,016

Total current liabilities	20,460	27,844

Commitments and contingencies (Note 6)
Stockholders’ equity:
Convertible preferred stock, $.01 par value:
Authorized: 2,000,000 shares; Issued and outstanding: 500,000 shares in 2008 and 2007	5	5
Common stock, $.01 par value:
Authorized: 30,000,000 shares; Issued and outstanding: 8,824,301 shares in 2008 and 2007	89	89
Additional paid-in capital	38,922	38,695
Accumulated other comprehensive loss	(89)	(88)
Treasury stock, at cost	(430)	(430)
Accumulated deficit	(20,078)	(19,461)

Total stockholders’ equity	18,419	18,810

Total liabilities and stockholders’ equity	$38,879	$46,654

(1)	Derived from the consolidated audited financial statements included in our report filed on Form 10-K with the SEC for the year ended December 29, 2007.
The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation
Condensed Consolidated Statements of Operations
(Unaudited, in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Revenues	$12,922	$15,249	$24,396	$27,815
Cost of revenues	7,591	8,665	14,260	16,023

Gross profit	5,331	6,584	10,136	11,792

Operating expenses:
Research and development	998	1,588	2,023	3,317
Selling, general and administrative	4,589	7,546	9,107	15,820

Total operating expenses	5,587	9,134	11,130	19,137

Loss from operations	(256)	(2,550)	(994)	(7,345)
Legal settlement	800	2,500	800	2,500
Interest and other expense, net	(218)	(293)	(372)	(418)

Income (loss) before income taxes	326	(343)	(566)	(5,263)
Provision for income taxes	(51)	—	(51)	—

Net income (loss)	$275	$(343)	$(617)	$(5,263)

Net income (loss) per share — basic and diluted	$0.03	$(0.04)	$(0.07)	$(0.65)

Shares used in computing net income (loss) per share — basic and diluted	8,824	8,196	8,824	8,138
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Net income (loss)	$275	$(343)	$(617)	$(5,263)
Foreign currency translation adjustments	39	(13)	(1)	(22)

Comprehensive income (loss)	$314	$(356)	$(618)	$(5,285)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended
	June 28,	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(617)	$(5,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,629	1,803
Stock compensation recognized	227	740
Provision for doubtful accounts	47	42
Provision for inventories	1,135	432
Changes in operating assets and liabilities:
Accounts receivable	(232)	1,147
Inventories	(365)	(2,169)
Prepaids and other current assets	68	224
Other long term assets	95	(41)
Accounts payable	841	4,243
Accrued compensation and expenses	(3,612)	(813)
Accrued warranty	(515)	(302)
Deferred revenue	(219)	938

Net cash (used in) provided by operating activities	(1,518)	981

Cash flows from investing activities:
Purchases of property and equipment	(119)	(502)
Purchases of intangible assets	—	(170)
Acquisition of business	—	(24,131)

Net cash used in investing activities	(119)	(24,803)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	827
Proceeds of credit facility, net of issuance costs	1,137	11,900
Repayment of credit facility	(5,016)	(2,629)
Restricted cash balance offset against credit facility	3,800	(3,800)

Net cash (used in) provided by financing activities	(79)	6,298

Effect of foreign exchange rate changes	(1)	24

Net decrease in cash and cash equivalents	(1,717)	(17,500)

Cash and cash equivalents at beginning of period	5,809	21,051

Cash and cash equivalents at end of period	$4,092	$3,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of IRIDEX Corporation (the Company) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and pursuant to the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included.
     The condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 10, 2008. The independent accountant’s report included a qualification paragraph that stated the Company’s losses from operations and failure to meet certain debt covenants raised substantial doubt about the Company’s ability to continue as a going concern. The results of operations for the three and six month periods ended June 28, 2008 are not necessarily indicative of the results for the year ending January 3, 2009 or any future interim period.
     Management believes that the credit facility with Wells Fargo Bank provides sufficient liquidity to operate for the next 12 months and that the covenants are reasonable and management expects to be able to meet those covenants based on its operating plan for 2008. However, recent operating results indicate that there is significant risk in achieving the operating plan, particularly for the remaining period where the Company is obligated to make payments to American Medical Systems, Inc. (AMS) — refer to Note 6 below. If the Company is not able to perform in accordance with its operating plan for 2008 and fails to maintain compliance with its debt covenants, Wells Fargo Bank would be entitled to exercise its remedies under this facility which include declaring all outstanding obligations due and payable, and disposing of the collateral if obligations are not paid.
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
Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No 141(R) (revised 2007), Business Combinations (SFAS 141R), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and the goodwill acquired. SFAS 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. While the Company expects that SFAS 141R will have an impact on accounting for business combinations once adopted, the effect is dependent upon acquisitions at that time.
     In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company believes it is unlikely that the adoption of SFAS 160 will have an impact on the consolidated financial statements because the Company does not hold a noncontrolling (minority) interest in another entity.
     On March 19, 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Currently, the Company does not engage in derivative and hedging activities.

Recently Adopted Accounting Standards
     In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted, except for the impact of FASB Staff Position (FSP) 157-2. FSP 157-2 deferred the adoption of SFAS 157 for non financial assets and liabilities until years ended after November 15, 2008. On December 30, 2007, we adopted SFAS 157 for financial assets and liabilities. Carrying amounts of our financial instruments including cash and cash equivalents, accounts receivables, accounts payables and accrued liabilities approximate fair value due to their short maturities. The fair value of bank line of credit approximates fair value due to its floating rate nature.
     In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 was issued to allow entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. SFAS 159 is effective January 1, 2008. On January 1, 2008 we adopted SFAS 159 and have made no election under SFAS 159.
2. Summary of Significant Accounting Policies
     The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 29, 2007 which was filed with the Securities and Exchange Commission on April 10, 2008.
Valuation of Goodwill and Intangible Assets.
     The purchase method of accounting for acquisitions requires estimates and assumptions to allocate the purchase price to the fair value of net tangible and intangible assets acquired. The amounts allocated to, and the useful lives estimated for, intangible assets affect future amortization. There are a number of generally accepted valuation methods used to estimate fair value of intangible assets, and we use primarily a discounted cash flow method, which requires significant management judgment to forecast the future operating results and to estimate the discount factors used in the analysis. Purchased intangible assets were initially recorded in the first quarter of 2007 in conjunction with the acquisition of the aesthetics business of Laserscope. We review our intangible assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. In the fourth quarter of 2007 the Company determined that based on estimated future cash flows the carrying amount of specific intangible assets exceeded their fair value; accordingly an impairment loss was recognized.
     Goodwill and intangible assets determined to have indefinite lives are not amortized, but are subject to an annual impairment test. To determine any goodwill impairment, a two-step process is performed on an annual basis, or more frequently if necessary, to determine 1) whether the fair value of the relevant reporting unit exceeds carrying value and 2) to measure the amount of an impairment loss, if any. Goodwill was initially recorded in the first quarter of 2007 in conjunction with the acquisition of the aesthetics business of Laserscope. In the fourth quarter of 2007 the Company performed an annual impairment test. We identified the Laserscope Aesthetics reporting unit as the appropriate reporting unit for this analysis. Reporting units are operating segments or components of operating segments for which discrete financial information is available. The conclusion was that the carrying value of the reporting unit exceeded the fair value. As a result, management performed the second step and determined the fair value of the assets and liabilities of the reporting unit to measure the amount of impairment loss. By establishing the fair value of the reporting unit and the fair value of assets and liabilities within the reporting unit, the Company determined the amount of impairment to goodwill.

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
     In international regions outside of the UK and France, we utilize distributors to market and sell our products. We recognize revenue upon shipment for sales to these independent, third party distributors as we have no continuing obligations subsequent to shipment. Generally our distributors are responsible for all marketing, sales, installation, training and warranty labor coverage for our products. Our standard terms and conditions do not provide price protection or stock retention rights to any of our distributors.
Deferred Revenue
     Revenue related to extended service contracts is deferred and recognized on a straight line basis over the period of the applicable service period. Costs associated with these service arrangements are recognized as incurred. A reconciliation of the changes in the Company’s deferred revenue balance for the six months ending June 28, 2008 and June 30, 2007 is as follows:

	Six Months Ended
	June 28,	June 30,
(in thousands)	2008	2007
Balance, beginning of period	$3,350	$1,415
Additions to deferral through acquisition	—	1,870
Additions to deferral	3,365	4,153
Revenue recognized	(3,584)	(3,199)

Balance, end of period	$3,131	$4,239

Warranty
     The Company accrues for estimated warranty cost upon shipment of products. Actual warranty costs incurred have not materially differed from those accrued. The Company’s warranty policy is applicable to products which are considered defective in their performance or fail to meet the product specifications. Warranty costs are reflected in the statement of operations as a cost of sales. A reconciliation of the changes in the Company’s warranty liability for the six months ending June 28, 2008 and June 30, 2007 is as follows:

	Six Months Ended
	June 28,	June 30,
(in thousands)	2008	2007
Balance, beginning of period	$1,895	$866
Warranty accrual acquired through acquisition	—	1,771
Accrual for warranties issued during the period	111	497
Settlements made in kind during the period	(626)	(799)

Balance, end of period	$1,380	$2,335

3. Business Combination
     On January 16, 2007, the Company acquired the aesthetics business of AMS and Laserscope, a wholly owned subsidiary of AMS for $28.6 million including the direct costs of acquisition for cash and 213,435 shares of common stock valued at $9.43 per share. These financial statements include the results of operations for the acquired business from the acquisition date. The Company made the acquisition due to its complementary fit with the existing IRIDEX aesthetics laser business. At the time of the acquisition the Company recorded Goodwill of $10.1 million and intangible assets of $16.4 million. At the end of 2007 the Company conducted an impairment test in accordance with SFAS 142 — Goodwill and Other Intangible Assets and determined that based on operating results for 2007 and the outlook for the aesthetics business for 2008 and beyond, there was significant impairment to the intangible assets and goodwill. In addition, the Company revisited the useful lives associated with the remaining intangible assets to ensure they reflected the revised outlook for the aesthetics business. The impact of this review was to write down goodwill by $6.9 million from $10.1 million to $3.2 million and write down the gross carrying value of the intangible assets by $7.8 million from $16.4 million to $8.6 million. The net carrying value of intangible assets after impairment which includes the amortization expense for the year as of December 29, 2007 was $5.9 million and as of June 28, 2008 was $4.8 million. Amortization of intangible assets associated with the acquisition was $1.1 million and $1.4 million for the six months ended June 28, 2008 and June 30, 2007, respectively.
     In June 2008, we signed an agreement which transfers the responsibility for sales and service of our aesthetics products in the UK to an independent distributor along with a transfer of associated assets.
4. Inventories
     The components of the Company’s inventories are as follows:

(in thousands)	June 28, 2008	Dec 29, 2007
Raw materials and work in progress	$8,169	$9,450
Finished goods	7,028	6,517

Total inventories	$15,197	$15,967

5. Bank Borrowings
     In January 2007, the Company entered into a credit agreement that provided for an asset-based revolving line of credit up to $6 million revolving loan and a $6 million term loan. The Company’s obligations under all loans were secured by a lien on substantially all of the Company’s assets. These credit facilities contained certain financial and other covenants. In the event of noncompliance by the Company with these covenants, the lenders would be entitled to exercise their remedies, which included declaring all obligations immediately due and payable and disposing of the collateral if the obligations were not paid. As of December 29, 2007 the Company was out of compliance with its debt covenants on its existing credit facilities with the lenders. Subsequent to the year end the Company obtained a waiver for the default.

     On March 28, 2008, the Company terminated the Credit Agreement with the Lenders repaying all outstanding balances and entered into (i) a Borrowing Agreement and (ii) an Export-Import Bank Loan and Security Agreement with Wells Fargo Bank (together referred to as the Agreement). The Agreement provides for an asset-based revolving line of credit of up to $8 million (the New Revolving Loans). Of the New Revolving Loans, up to $5 million of the principal amount (the New Exim Sublimit) will be guaranteed by Exim Bank. The Company’s obligations under the New Revolving Loans (including the New Exim Sublimit) are secured by a lien on substantially all of the Company’s assets. Interest on the New Revolving Loans (including the New Exim Sublimit) is set at the prime rate as published in the Wall Street Journal, plus 0.75%, subject to adjustment under certain circumstances including adjustments to the prime rate, late payment or the occurrence of an event of default. All outstanding amounts under the New Revolving Loans are payable in full on March 27, 2011. If at any time the amount outstanding under the New Revolving Loans exceeds the Borrowing Base as defined in the Agreement, the Company will be required to pay the difference between the outstanding amount and the Borrowing Base. The Company may prepay New Revolving Loans without penalty. These facilities contain certain financial and other covenants, including the requirement for the Company to maintain a certain level of net income (loss) and to be able to sufficiently cover its debt service needs. Other covenants include, but are not limited to, restricting the Company’s ability to incur indebtedness, incur liens, enter into mergers or consolidations, dispose of assets, make investments, pay dividends, enter into transactions with affiliates, or prepay certain indebtedness. In the event of noncompliance by the Company with the covenants under this Agreement, Wells Fargo Bank and Export-Import Bank, would be entitled to exercise their remedies, which include declaring all obligations immediately due and payable and disposing of the collateral if obligations are not paid.
     As of June 28, 2008, the total amount outstanding under the New Revolving Loans was $6 million and there was eligible collateral to support an additional $0.7 million in borrowings.
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
     The total unpaid principal balance, which is included in accrued liabilities, relating to the Settlement Agreement was reduced from $4.8 million as of December 29, 2007 to $1.5 million as of June 28, 2008. In addition, as of June 28, 2008 the Company has outstanding non-cancelable purchase orders placed with AMS to purchase in aggregate an additional $0.4 million of inventory to be delivered monthly ending in September 2008.
7. Stock Based Compensation
     For the six months ended June 28, 2008 the Company had one active stock plan at any given time. The 1998 Stock Plan expired in February 2008. The terms and awards granted during the six months ended June 28, 2008 were consistent with those described in our December 29, 2007 annual consolidated financial statements. On June 11, 2008, the shareholders approved the adoption of the 2008 Equity Incentive Plan, (the Incentive Plan). There are no material changes in the Incentive Plan from the 1998 Stock Plan. The maximum aggregate number of shares that may be awarded and sold under the Incentive Plan is 300,000 shares plus any shares subject to stock options or similar awards granted under the 1998 Stock Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 1998 Stock Plan that are forfeited to the Company on or after the date the 1998 Stock Plan expires.

     The following table summarizes information regarding activity in our stock option plans during the six months ended June 28, 2008:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise Price	Contractual Life	Aggregate Intrinsic
	of Shares	Per Share	(Years)	Value
Outstanding at Dec 29, 2007	1,859,537	$6.09
Granted	447,112	2.96
Exercised	0
Canceled or forfeited	(329,985)	6.40

Outstanding at Jun 28, 2008	1,976,664	$5.32	4.48	$4,497

Exercisable at Jun 28, 2008	1,331,834	$5.67	3.55	$0

     The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of June 28, 2008, that would have been received by option holders had all options holders exercised their stock options as of that date. During the six months ended June 28, 2008 the intrinsic value of options exercised was $0.

The weighted-average grant fair value of the options granted under the Company’s stock plans was $1.91 and $4.90 per share for the six months ended June 28, 2008 and June 30, 2007, respectively.
The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Average risk free interest rate	3.48%	4.50%	3.28%	4.50%
Expected life (in years)	6 years	4.5 years	6 years	4.6 years
Dividend yield	0.0%	0.0%	0.0%	0.0%
Average volatility	71.0%	63.0%	70.0%	60.0%
     Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility is based on analysis of the Company’s stock price history over a period commensurate with the expected term of the options, trading volume of the Company’s stock, look-back volatilities and Company specific events that affected volatility in a prior period. The Company has elected to use the simplified method for estimating the expected term as discussed in Staff Accounting Bulletin No. 107 and Staff Accounting Bulletin No. 110. The risk-free interest rate is based on the U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. No dividend yield is included as the Company has not issued any dividends and does not anticipate issuing any dividends in the future.

The following table shows stock-based compensation expense included in the Consolidated Statements of Operations for the six months periods ended June 28, 2008 and June 30, 2007 (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Cost of revenues	$41	$44	$65	$70
Research and development	35	50	64	112
Sales, general and administrative	119	290	98	558

	$195	$384	$227	$740

8. Stock Option Awards
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
     Incentive Plan
     On June 11, 2008, the shareholders approved the adoption of the 2008 Equity Incentive Plan, as described above.
9. Income Taxes
     Provision for Income Tax
     The Company recorded a provision for income tax of $51 thousand and $0 for the three months ended June 28, 2008 and June 30, 2007, respectively. The Company’s effective tax rate was 15.6% and 0%, for the three months ended June 28, 2008 and June 30, 2007, respectively. The increase in our effective tax rate for the three months ended June 28, 2008 was associated primarily with the increase in income in the U.S. operations.
     The Company has recorded a provision for income taxes of $51 thousand and $0 for the six months ended June 28, 2008 and June 30, 2007, respectively. The Company’s effective tax rate for the six months ended June 28, 2008 was 9%.
     Deferred Income Taxes
     The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes (SFAS 109), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance is provided for the majority of the Company’s deferred tax assets, as the Company believes that it is more likely than not that those deferred tax assets will not be fully realized.
     Uncertain Tax Positions
     The balance of gross unrecognized tax benefits as of June 28, 2008 was $550 thousand. If all of our uncertain tax positions were sustained in our favor, the Company would not recognize an aggregate tax benefit due to our valuation allowance against our deferred tax assets.
     At June 28, 2008, the Company has accrued $67 thousand for estimated interest and penalties related to uncertain tax positions.
     The Company is currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate during the fiscal year.
     The Company’s tax returns remain open to examination for tax years 2001 through 2007;
10. Computation of Basic and Diluted Net Income (Loss) Per Common Share
     Net income (loss) per share is computed in accordance with SFAS 128, Earnings per Share. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents consist of incremental common shares issuable upon the exercise of stock options and the conversion of Preferred A stock into common stock and are calculated under the treasury stock method.

Common equivalent shares from unexercised stock options and the conversion of Preferred A stock are excluded from the computation for periods in which the Company incurs a loss as their effect is anti-dilutive or if the exercise price of such options is greater than the average market price of the stock for the period.
     Options to purchase 1,976,664 shares of common stock at a weighted average exercise price of $5.32 were outstanding as of June 28, 2008, for the three and six months ended, but were not included in the computation of diluted net income (loss) per share because the options would be anti-dilutive under the treasury stock method. In addition, 1,000,000 shares of common shares issuable upon the conversion of 500,000 Preferred A stock which automatically converts into common shares in the event the common stock of the Company trades at or above $5.00 per share for a period of 30 consecutive trading days, also were not included in the computation of diluted net income (loss) per common share because of their effect is anti-dilutive. These shares could dilute earnings per share in future periods.
     Options to purchase 2,238,142 shares of common stock at a weighted average exercise price of $6.49 were outstanding as of June 30, 2007, for the three and six months ended, but were not included in the computation of diluted net loss per share because the options would be anti-dilutive under the treasury stock method.
11. Business Segments
     The Company operates in two reportable segments: the ophthalmology segment and the aesthetics segment. In each segment the Company develops, manufactures, and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, disposables and service and support activities.
     Information on reportable segments for the three and six month periods ended June 28, 2008 and June 30, 2007 is as follows:

	Three Months Ended June 28, 2008			Three Months Ended June 30, 2007
(in thousands)	Ophthalmology	Aesthetics	Total	Ophthalmology	Aesthetics	Total
Revenues	$8,172	$4,750	$12,922	$8,389	$6,860	$15,249
Direct cost of revenues	2,345	2,082	4,427	2,365	3,876	6,241

Direct gross profit	5,827	2,668	8,495	6,024	2,984	9,008
Total unallocated indirect costs			(8,169)			(9,351)

Pre-tax income (loss)			$326			$(343)

	Six Months Ended June 28, 2008			Six Months Ended June 30, 2007
(in thousands)	Ophthalmology	Aesthetics	Total	Ophthalmology	Aesthetics	Total
Revenues	$15,708	$8,688	$24,396	$15,578	$12,237	$27,815
Direct cost of revenues	4,414	3,735	8,149	4,509	6,749	11,258

Direct gross profit	11,294	4,953	16,247	11,069	5,488	16,557
Total unallocated indirect costs			(16,813)			(21,820)

Pre-tax loss			$(566)			$(5,263)

Direct cost of revenues includes standard product cost (direct material, labor and fringe) and any warranty and unit royalty due. Indirect costs of manufacturing, research and development, marketing and selling, and general and administrative costs are not allocated to the segments.

Our revenue by reportable segment by geographic region, based on the location at which each sale originates, is summarized as follows:

	Three Months Ended June 28, 2008			Three Months Ended June 30, 2007
(in thousands)	Ophthalmology	Aesthetics	Total	Ophthalmology	Aesthetics	Total
Domestic	$4,807	$1,958	$6,765	$4,961	$3,420	$8,381
International	3,365	2,792	6,157	3,428	3,440	6,868

Total revenue	$8,172	$4,750	$12,922	$8,389	$6,860	$15,249

	Six Months Ended June 28, 2008			Six Months Ended June 30, 2007
(in thousands)	Ophthalmology	Aesthetics	Total	Ophthalmology	Aesthetics	Total
Domestic	$9,236	$3,446	$12,682	$8,968	$6,088	$15,056
International	6,472	5,242	11,714	6,610	6,149	12,759

Total revenue	$15,708	$8,688	$24,396	$15,578	$12,237	$27,815

No one customer accounted for more than 10% of total revenue for the three and six months ended June 28, 2008 and June 30, 2007, respectively.
The Company’s assets and liabilities are not evaluated on a segment basis. Accordingly, no disclosure of segment assets and liabilities is provided.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to levels of future sales and operating results; broadening our product line through product innovation; market acceptance of our products; expectations for future sales growth, generally, including expectations of additional sales from our new products and new applications of our existing products; our ability to integrate the newly acquired aesthetics business into our core business successfully and in a timely manner; the potential for production cost decreases and higher gross margins; our ability to develop and introduce new products through strategic alliances; our ability to reduce spending, including a reduction in the use of contractors and consultants; levels of interest income and expense; expectations regarding our effective tax rate; continued receipt of payments from the Synergetics Settlement; general economic conditions; levels of international sales; our current liquidity, ability to obtain additional financing, achieve financial stability, and meet the covenants of our existing financing agreement with Wells Fargo Bank, and the impact of concerns regarding our ability to generate sufficient cash flow to continue as a going concern; and the potential to record an impairment charge to goodwill and intangible assets and effects of recent accounting pronouncements on our financial position; our ability to protect our proprietary information. In some cases, forward-looking statements can be identified by terminology, such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including as a result of the factors set forth under “Factors That May Affect Future Operating Results” and other risks detailed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 10, 2008 and detailed from time to time in our reports filed with the Securities and Exchange Commission. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report on Form 10-Q. We undertake no obligation to update such forward-looking statements to reflect events or circumstances occurring after the date of this report.
Overview
     IRIDEX Corporation is a leading worldwide provider of therapeutic based laser systems and delivery devices used to treat eye diseases in ophthalmology and skin conditions in aesthetics. In January 2007, the Company acquired Laserscope’s aesthetics business including its subsidiaries in France and the United Kingdom (UK) from AMS. Our aesthetics treatments encompass minimally invasive surgical treatments for pigmented and vascular lesions, skin rejuvenation, skin tightening, hair reduction, leg veins, and acne.
     Our products are sold in the United States (U.S.) predominantly through a direct sales force and internationally through approximately 100 independent distributors into 107 countries except for our aesthetics products which are sold, marketed and serviced directly in the UK and France. During the three month period ending June 28, 2008, we signed an agreement which transfers the responsibility for sales and service of our aesthetics products in the UK to an independent distributor along with a transfer of associated assets.
     We manage and evaluate our business in two segments — ophthalmology and aesthetics. We further break down these segments by geography — Domestic (U.S.) and International (the rest of the world). In addition, within ophthalmology, we review trends by laser system sales (consoles and delivery devices) and recurring sales (single use disposable laser probes (disposables), service and support).
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
     Our aesthetics revenues arise primarily from the sales of our aesthetics systems including: the Gemini, Venus-i, Lyra-i and Aura-i Laser Systems, the VersaStat 10 mm, VersaStat-i, and Dermastat handpieces along with an articulated arm for the Venus-i Laser System, as well as our VariLite and DioLite XP laser systems.
     Sales to international distributors are made on open credit terms or letters of credit and are currently denominated in United States dollars and accordingly, are not subject to risks associated with international monetary conditions and currency fluctuations. Sales of aesthetics products to end customers from our UK and French subsidiaries are denominated in British pounds and Euros, respectively.

     Cost of revenues consists primarily of the cost of purchasing components and sub-systems, assembling, packaging, shipping and testing components at our facility, direct labor and associated overhead and beginning in 2007, amortization of intangible assets acquired in the Laserscope acquisition, and the addition of the field service organization in the U.S. in support of the Laserscope aesthetics products.
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
Results of Operations
     The following table sets forth certain operating data as a percentage of revenues for the periods included.

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	58.7	56.8	58.5	57.6

Gross Margin	41.3	43.2	41.5	42.4
Operating expenses:
Research and development	7.7	10.4	8.3	11.9
Selling, general and administrative	35.6	49.5	37.3	56.9

Total operating expenses	43.3	59.9	45.6	68.8

Loss from operations	(2.0)	(16.7)	(4.1)	(26.4)
Legal settlement	6.2	16.4	3.3	9.0
Interest and other expense, net	(1.7)	(2.0)	(1.5)	(1.5)

Income (loss) before income tax	2.5	(2.3)	(2.3)	(18.9)
Provision for income taxes	(0.4)	0.0	(0.2)	0.0

Net income (loss)	2.1	(2.3)	(2.5)	(18.9)

Revenues.
     Total revenue decreased by 15.3% to $12.9 million for the three months ended June 28, 2008 from $15.2 million for the same three month period in 2007 and decreased 12.3% to $24.4 million for the six months ended June 28, 2008 from $27.8 million for the same six month period in 2007.
     For the comparable three month periods; ophthalmology revenues in total decreased $0.2 million or 2.6%. Domestic ophthalmology system revenues decreased $0.1 million to $1.5 million; international ophthalmology system revenues decreased $0.4 million to $1.9 million; aggregate ophthalmology recurring revenues consisting of disposables and service increased $0.4 million to $4.4 million and revenues from Original Equipment Manufactures (OEMs) were down $0.1 million to $0.4 million. Ophthalmology recurring revenues represented 54.0% of our aggregate ophthalmology business in 2008 compared to 47.7% in 2007. Aesthetics revenues in total decreased $2.1 million or 30.8% to $4.8 million. International aesthetics system revenues decreased $0.8 million to $2.2 million, domestic aesthetics system revenues decreased $1.6 million to $0.7 million and aggregate service revenues increased $0.3 million to $1.8 million. The decrease in our aesthetics revenues is primarily due to the difficulties incurred in the U.S. distribution channel during 2007 including turnover in the sales force. In fiscal year 2008, we are rebuilding our U.S. aesthetics sales force. In addition, the decrease in aesthetics revenue was due to the overall softening of the aesthetics market in general.

     For the comparable six month periods; ophthalmology revenues in total increased $0.1 million or 0.8%. Domestic ophthalmology system revenues increased $0.2 million to $2.7 million; international ophthalmology system revenues decreased $0.5 million to $3.6 million; aggregate ophthalmology recurring revenues consisting of disposables and service increased $0.5 million to $8.6 million and revenues from OEM’s were down $0.1 million to $0.8 million. Ophthalmology recurring revenues represented 54.6% of our aggregate ophthalmology business compared to 51.3%. Aesthetics revenues in total decreased $3.5 million or 29.0% to $8.7 million; international aesthetics system revenues decreased $1.3 million to $4.1 million; domestic aesthetics system revenues decreased $2.8 million to $0.9 million, and aggregate service revenues increased $0.6 million to $3.6 million. The decrease in our aesthetics revenues is primarily due to the difficulties incurred in the U.S. distribution channel during 2007 including turnover in the sales force. In fiscal year 2008, we are rebuilding our U.S. aesthetics sales force. In addition, the decrease in aesthetics revenue was due to the overall softening of the aesthetics market in general.
Gross Profit.
     Gross profit decreased to $5.3 million for the three months ended June 28, 2008 from $6.6 million for the same period in 2007. Gross profit decreased to $10.1 million for the six months ended June 28, 2008 from $11.8 million. The decrease in gross profit for both periods was primarily the result of decreased revenues as gross margins remained comparable between all periods.
     Gross margin represented 41.3% of revenues for the three months ended June 28, 2008 and 43.2% of revenues for the comparable period in 2007. Gross margin represented 41.5% of revenues for the six months ended June 28, 2008 and 42.4% of revenues for the comparable period in 2007.
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
Research and Development.
     Research and development expenses decreased by 37.2% to $1.0 million from $1.6 million for the three months ended June 28, 2008 compared to the same period in 2007, and decreased by 39.0% to $2.0 million from $3.3 million for the six months ended June 28, 2008 compared to the same period in 2007. The primary reasons for the decreases were reduced salary and related costs resulting from the reduction in headcount and reduced material costs incurred on product development. In the future, upon reaching financial stability, we expect to target our research and development spending level to approximate 10% of our revenues to maintain a consistent level of new product introductions.
Selling, General and Administrative
     Selling, general and administrative expenses decreased in the three months ended June 28, 2008 by 39.2% to $4.6 million from $7.5 million compared to the same period in 2007. Selling expenses decreased $1.1 million due to lower salary and related costs due to reduced headcount and lower commissions as a result of lower sales for the comparable periods. Marketing expenses decreased $1.8 million primarily due to reduced spending on aesthetics related marketing programs and lower salary and related costs due to reduced headcount. General and administrative expenses remained constant.
     Selling, general and administrative expenses decreased in the six months ended June 28, 2008 by 42.4% to $9.1 million from $15.8 million compared to the same period in 2007. Selling expenses decreased $2.4 million due to lower salary and related costs due to reduced headcount and lower commissions as a result of lower sales for the comparable periods. Marketing expenses decreased $2.7 million primarily due to reduced spending on aesthetics related marketing programs and lower salary and related costs due to reduced headcount. General and administrative expenses decreased $1.6 million due to a reduction in legal fees and accounting fees incurred in the current year. The legal fees in 2007 were primarily in support of litigation which was resolved in 2007 and the accounting fees were in support of the acquisition.
Legal settlement, Interest and Other expense, net.
     The legal settlement relates to monies received from Synergetics associated with a settlement of legal claims for patent infringement. The settlement called for an initial payment of $2.5 million which was received in the second quarter of 2007 and five subsequent annual payments of $0.8 million. The first annual payment of $0.8 million was received in the second quarter of 2008. Interest and Other expense relates to interest incurred on the bank debt outstanding in the respective periods offset by interest earned on cash deposits.

Income Taxes.
     Significant components affecting the effective tax rate include pre-tax net loss, changes in valuation allowance, federal and state R&D tax credits, income from tax-exempt securities, the state composite tax rate and recognition of certain deferred tax assets subject to valuation allowance. For the three month periods ending June 28, 2008 and June 30, 2007, a tax provision of $51 thousand and $0, respectively, were recorded. For the six month periods ending June 28, 2008 and June 30, 2007, a tax provision of $51 thousand and $0, respectively, were recorded.
Liquidity and Capital Resources.
     Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.
     As of June 28, 2008 we had cash and cash equivalents of $4.1 million and working capital of $8.9 million. The Company used $1.5 million in operations in the six months ended June 28, 2008 which included repaying $3.3 million of the outstanding liability to AMS. Our remaining contractual obligations to AMS amount to $1.5 million plus interest and $0.4 million of non-cancelable purchase orders relating to future deliveries — See Note 6 of Notes to Consolidated Financial Statements in this report for more information regarding the AMS Settlement.
     Management is of the opinion that the Company’s credit facility with Wells Fargo Bank provides sufficient liquidity to operate for the next 12 months; that the covenants contained in the credit facility with Wells Fargo Bank are reasonable; and management expects to be able to meet these covenants based on its operating plan for 2008. However, recent operating results indicate that there is significant risk in achieving the operating plan, particularly for the remaining period where the Company is obligated to make payments to AMS. If the Company is not able to perform according to the Company’s operating plan for 2008 and is unable to maintain compliance with its debt covenants, Wells Fargo Bank would be entitled to exercise its remedies which include declaring all outstanding obligations due and payable, and disposing of the collateral if obligations are not paid.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
     Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We transact the majority of our business in U.S. dollars and therefore changes in foreign currency rates will not have a significant impact on our income statement or cash flows. However, increases in the value of the U.S. dollar against any local currencies could cause our products to become relatively more expensive to customers in a particular country or region, leading to reduced revenue or profitability in that country or region. As we continue to expand our international sales, our non-U.S. dollar denominated revenue and our exposure to gains and losses on international currency transactions may increase. In January 2007 we acquired two European subsidiaries as part of our acquisition of the assets of the aesthetics business of Laserscope and in the three month period ending June 28, 2008 we signed an agreement which transfers the responsibility for sales and service of our aesthetics products in the UK to an independent distributor along with a transfer of associated assets. These entities do and did transact business in their geographies in their local currency. We currently do not engage in transactions to hedge against the risk of the currency fluctuation, but we may do so in the future. The Company’s credit facility with Wells Fargo Bank has a variable interest rate and therefore the Company’s interest expense will increase or decrease depending upon the prime interest rate. The facility expires in March 2011 and the ability of the Company to acquire a new facility, should one be required, will depend upon the state of the financial credit markets at that time.
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
     A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management determined that the staffing levels in the finance function are inadequate and that this represented a control deficiency in the operation of our internal controls and processes over financial reporting that they considered to be a material weakness at June 28, 2008, because the control deficiency resulted in more than a remote likelihood that a material misstatement could occur in our quarterly financial statements and not be prevented or detected.
     During the three months ended June 28, 2008 the Company enhanced the current resources of the Company’s finance function by adding a financial controller. The Company anticipates that the additional resources added during the first six months of 2008 will remediate the material weakness described above during the course of fiscal 2008.
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
     Management is of the opinion that the Company’s credit facility provides sufficient liquidity to operate for the next 12 months, that the covenants contained in the Company’s credit facility with Wells Fargo Bank are reasonable and management expects to be able to meet these covenants, however, recent operating results indicate that there is significant risk in achieving these goals, particularly for the remaining period where we are obligated to make payments to AMS. If the Company is not able to perform as projected in its operating plan and becomes out of compliance with its debt covenants, Wells Fargo Bank would be entitled to exercise its remedies under the credit facility which include declaring all outstanding obligations due.

     Our independent registered public accounting firm, Burr, Pilger, & Mayer LLP, issued an opinion in connection with their audit of our financial statements for the fiscal year ended December 29, 2007 which stated, that there was substantial doubt as to our ability to continue as a going concern.
     We Have More Indebtedness and Fewer Liquid Resources After the Acquisition of the Aesthetics Business of AMS and Laserscope, Which Adversely Affects Our Cash Flows and Business.
     In order to complete the Laserscope acquisition, we entered into financing arrangements and used the majority of our liquid resources. Prior to the acquisition, we had no debt outstanding but now we have $6 million outstanding against our current line of credit. In addition, as of June 28, 2008, we had a remaining obligation to AMS from whom we purchased the Laserscope assets of $1.5 million plus interest and outstanding non cancelable purchase orders to purchase an additional $0.4 million of inventory from AMS. The increased levels of debt and obligations do among other things:
•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt and obligations, thereby reducing funds available for working capital, capital expenditures, acquisitions and other purposes;

•	make it more difficult for us to meet our payments and other obligations to other third parties;

•	increase our vulnerability to, and limit our flexibility in planning for, adverse economic and industry conditions;

•	increase our sensitivity to interest rate increases on our indebtedness with variable interest rates;

•	result in an event of default if we fail to comply with the financial and other restrictive covenants contained in our debt agreements, which event of default could result in all of our debt becoming immediately due and payable;

•	affect our credit rating;

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures, additional acquisitions and other general corporate requirements;

•	create competitive disadvantages compared to other companies with less indebtedness; and

•	limit our ability to apply proceeds from an offering or asset sale to purposes other than the repayment of debt.
     The Company May Not Realize The Anticipated Benefits of Our Acquisition of the Aesthetics Business of Laserscope.
     On January 16, 2007, we completed our acquisition of the aesthetics business of Laserscope (the “Aesthetics Business”), a wholly-owned subsidiary of AMS. To date, we have not realized the anticipated benefits of the acquisition and our ability to realize the anticipated benefits of the acquisition will depend, in part, on our ability to integrate the Aesthetics Business with our business and to take full advantage of the domestic and international sales channels. For example, immediately following the completion of the acquisition the domestic sales force consisted of 28 sales personnel, however, subsequent to the acquisition there was a high turnover in the sales force, resulting in a significant decrease and as of December 29, 2007, the sales force consisted of five sales personnel. In fiscal year 2008, we are rebuilding our U.S. aesthetics sales force and as of June 28, 2008, the sales force consisted of six sales personnel. Integrating the Aesthetics Business has been expensive and time-consuming and we may not be able to successfully complete the process. These integration efforts have taken a significant amount of time, placed a significant strain on managerial, operational and financial resources and proven to be more difficult and more expensive than predicted. The diversion of our management’s attention and any delays and difficulties encountered in connection with integrating the Aesthetics Business could continue to result in the disruption of our on-going business or inconsistencies in standards, controls, procedures and policies that could negatively affect our ability to maintain relationships with customers, suppliers, collaborators, employees and others with whom we have business dealings. These disruptions could harm our operating results.
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
     Continued expansion of the global market for laser- and other light-based aesthetics procedures is a material assumption of our growth strategy. Most procedures performed using our aesthetics products are elective procedures not reimbursable through government or private health insurance, with the costs borne by the patient. The decision to utilize our aesthetics products may therefore be influenced by a number of factors, including:
•	consumer confidence, which may be impacted by economic and political conditions;

•	the success of our sales and marketing efforts;

•	evolving customer needs;

•	the introduction of new products and technologies;

•	evolving surgical practices;

•	evolving industry standards;

•	the cost of procedures performed using our products; and

•	the cost, safety and effectiveness of alternative treatments, including treatments which are not based upon laser- or other light-based technologies and treatments which use pharmaceutical products.
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
     We evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and based on this evaluation, management concluded that our disclosure controls and procedures were not effective because of the material weaknesses detailed in Item 4T of Part I of this Quarterly Report on Form 10-Q.
     In particular, the material weaknesses identified related to the Company’s staffing levels that impacted our ability to implement the remediation plan designed to address the material weakness identified in last year’s Annual Report concerning period-end review procedures. We are taking a number steps designed to remedy the material weaknesses summarized above, including hiring a Chief Financial Officer and other staff members of the finance function, including a financial controller. However, if despite our remediation efforts, we fail to remediate our material weaknesses, we could be subject to regulatory scrutiny and a loss of public confidence in our disclosure controls and procedures. These remediation efforts will likely increase our general and administrative expenses and could, therefore, have an adverse effect on our reported net income.
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
     The Company’s ability to generate incremental revenue growth will depend, in part, on the successful outcome of research and development activities, including clinical trials that lead to the development of new products and new applications using our products. Our research and development process is expensive, prolonged, and entails considerable uncertainty. Because of the complexities and uncertainties associated with ophthalmic and aesthetics research and development, products we are currently developing may not complete the development process or obtain the regulatory approvals required to market such products successfully. The products currently in our development pipeline may not be approved by regulatory entities and may not be commercially successful, and our current and planned products could be surpassed by more effective or advanced products of current or future competitors. Therefore, even if we are able to successfully develop enhancements or new generations of our products, these enhancements or new generations of products may not produce revenue in excess of the costs of development and they may be quickly rendered obsolete by changing customer preferences or the introduction by our competitors of products embodying new technologies or features.
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
     We Depend on International Sales for a Significant Portion of Our Operating Results.
     We derive, and expect to continue to derive, a large portion of our revenue from international sales. For the quarter ended June 28, 2008, our international sales were $6.2 million or 47.6% of total sales. We anticipate that international sales will continue to account for a significant portion of our revenues, particularly ophthalmology, in the foreseeable future. None of our international revenues and costs has been denominated in foreign currencies, other than sales made by our UK and French subsidiaries. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. The factors stated above could have a material adverse effect on our business, financial condition or results of operations. Our international operations and sales are subject to a number of other risks and potential costs, including:
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
     Our ability to sell our products and generate revenue depends upon our direct sales force within the United States and relationships with independent distributors outside the United States. Currently our direct sales force consists of 24 employees and we maintain relationships with approximately 100 independent distributors internationally selling our products into 107 countries. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are entirely dependent on the efforts of these third parties. If any distributor breaches terms of its distribution agreement or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory would be adversely affected.
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
     We use quarterly and annual forecasts based primarily on our anticipated product orders to plan our manufacturing efforts and determine our requirements for components and materials. It is very important that we accurately predict both the demand for our product and the lead times required to obtain the necessary components and materials. Lead times for components vary significantly and depend on numerous factors, including the specific supplier, the size of the order, contract terms and current market demand for such components. If we overestimate the demand for our product, we may have excess inventory, which would increase our costs. If we underestimate demand for our product and consequently, our component and materials requirements, we may have inadequate inventory, which could interrupt our manufacturing, delay delivery of our product to our customers and result in the loss of customer sales. Any of these occurrences would negatively impact our business and operating results. During the fourth quarter of 2007, we received $3.7 million in additional aesthetics inventory from AMS in connection with the acquisition of the aesthetics business of Laserscope. At that time, with the exception of some aesthetics products which are not being transferred to the Company, we assumed primary responsibility for manufacturing the aesthetics product line that we acquired from Laserscope and we will be integrating this operation into our current facility and manufacturing organization. We may not have sufficient resources to assume these manufacturing obligations without increased costs or delays and disruptions in manufacturing. Any of these occurrences would negatively impact our business and operating results.
     We Depend on Sole Source or Limited Source Suppliers.
     We rely on third parties to manufacture substantially all of the components used in our products, including optics, laser diodes and crystals. We have some long term or volume purchase agreements with our suppliers and currently purchase components on a purchase order basis. Some of our suppliers and manufacturers are sole or limited sources. In addition, some of these suppliers are relatively small private companies that may discontinue their operations at any time. For example, Synergetics Inc. is the sole source supplier of the Company’s line of adjustable laser probes. There are risks associated with the use of independent manufacturers, including the following:
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
     We Depend on Collaborative Relationships to Develop, Introduce and Market New Products, Product Enhancements and New Applications.
     We depend on both clinical and commercial collaborative relationships. We entered into a Product Supply Agreement with AMS in connection with the acquisition of the aesthetics business of Laserscope, pursuant to which AMS currently manufacturers several of our aesthetics products. With the exception of some service parts and the balance of finished goods ordered from AMS, we have transitioned the manufacturing for the majority of these products to our facilities during the fourth quarter of 2007, but we may not have sufficient resources to assume these manufacturing obligations without increased costs or delays and disruptions in manufacturing. We have entered into a Manufacture and Supply Agreement with Synergetics, Inc. pursuant to which Synergetics will manufacture the Company’s line of adjustable laser probes, which represents one model of our disposable laser probe offering. We have entered into collaborative relationships with academic medical centers and physicians in connection with the research and innovation and clinical testing of our products. Commercially, we currently collaborate with Bausch & Lomb to design and manufacture a solid-state green wavelength (532nm) laser photocoagulator module for Bausch & Lomb, called the Millennium Endolase module. The Millennium Endolase module is designed to be a component of Bausch & Lomb’s ophthalmic surgical suite product offering and is not expected to be sold as a stand-alone product. Sales of the Millennium Endolase module are dependent upon the actual order rate from and shipment rate to Bausch & Lomb, which depends on the efforts of our partner and is beyond our control. We cannot assure you that our relationship with Bausch & Lomb will result in further sales of our Millennium Endolase module. The failure to obtain any additional future clinical or commercial collaborations and the resulting failure or success of such arrangements of any current or future clinical or commercial collaboration relationships could have a material adverse effect on our ability to introduce new products or applications and therefore could have a material adverse effect on our business, results of operations and financial condition.
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

     We Face Manufacturing Risks.
     The manufacture of our infrared and visible laser consoles and the related delivery devices is a highly complex and precise process. We assemble critical subassemblies and substantially all of our final products at our facility in Mountain View, California. We may experience manufacturing difficulties, quality control issues or assembly constraints, particularly with regard to new products that we may introduce. If our sales increase substantially, including increases in the sales of our aesthetics products, we may need to increase our production capacity and may not be able to do so in a timely, effective, or cost efficient manner. We may not be able to manufacture sufficient quantities of our products, which may require that we qualify other manufacturers for our products. Furthermore, we may experience delays, disruptions, capacity constraints or quality control problems in our manufacturing operations and as a result, product shipments to our customers could be delayed, which would negatively impact our net revenues.
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
     Our expense levels are based, in part, on expected future sales. If sales levels in a particular quarter do not meet expectations, we may be unable to adjust operating expenses quickly enough to compensate for the shortfall of sales, and our results of operations may be adversely affected. We encountered this adverse effect on our operating results in each of the last six quarters ended starting with the quarter ended March 31, 2007 through the quarter ended June 28, 2008. In addition, we have historically made a significant portion of each quarter’s product shipments near the end of the quarter. If that pattern continues, any delays in shipment of products could have a material adverse effect on results of operations for such quarter. Due to these and other factors, we believe that quarter to quarter and year to year comparisons of our past operating results may not be meaningful. You should not rely on our results for any quarter or year as an indication of our future performance. Our operating results in future quarters and years may be below expectations, which would likely cause the price of our common stock to fall.

     Our Stock Price Has Been and May Continue to be Volatile and an Investment in Our Common Stock Could Suffer a Decline in Value.
     The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. In addition, the trading price of our common stock has been significantly adversely affected by our recent operation performance and by liquidity issues. In the fiscal year ended December 29, 2007, the trading price of our common stock fluctuated from a high of $10.70 per share to a low of $2.20 per share. During the six month period ending June 28, 2008, the trading price of our common stock fluctuated from a high of $4.15 per share to a low of $1.49 per share. There can be no assurance our common stock trading price will not suffer additional declines. From time to time, we meet with investors and potential investors. In addition, we receive attention from securities analysts and present at some analyst meetings. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes. These broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.
     Material Increases in Interest Rates May Harm Our Sales.
     Some of our products are sold to health care providers in general practice. Many of these health care providers purchase our products with funds they secure through various financing arrangements with third party financial institutions, including credit facilities and short-term loans. If interest rates increase, these financing arrangements will be more expensive to our customers, which would effectively increase the overall cost of owning our products for our customers and thereby, may decrease demand for our products. Any reduction in the sales of our products would cause our business to suffer.
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
     Our Business is Subject to Environmental Regulations.
     Our facilities and operations are subject to federal, state and local environmental and occupational health and safety requirements of the United States and foreign countries, including those relating to discharges of substances to the air, water and land the handling, storage and disposal of hazardous materials and wastes and the cleanup of properties affected by pollutants. Failure to maintain compliance with these regulations could have a material adverse effect on our business or financial condition.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Security Holders
     At our annual meeting of shareholders on June 11, 2008, the following three proposals were voted on and approved as follows:
     Proposal I — To elect seven directors to serve for the ensuing year or until their successors are elected and qualified.

	Total Vote	Total Vote
	For	Withheld From
	Each Director	Each Director
Theodore A. Boutacoff	7,295,091	588,153
James L. Donovan	7,473,737	409,507
Donald L. Hammond	7,495,891	387,353
Garrett A. Garrettson	7,497,950	385,294
James B. Hawkins	7,552,750	330,494
Sanford Fitch	7,502,394	380,850
William M. Moore	7,545,250	337,994
     Proposal II — To approve the adoption of the 2008 Equity Incentive Plan.

ABSTAIN	FOR	AGAINST	BROKER NON-VOTE
22,266	4,618,542	788,588	2,453,848
     Proposal III — To ratify the appointment of Burr, Pilger & Mayer LLP as our independent registered public accountants for the fiscal year ending January 3, 2009.

ABSTAIN	FOR	AGAINST
106,612	7,763,945	12,687
Item 5. Other Information
     None.
Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

IRIDEX Corporation (Registrant)
Date: August 12, 2008	By:	/s/ THEODORE A. BOUTACOFF
	Name:	Theodore A. Boutacoff
	Title:	President, Chief Executive Officer and Chairman (Principal Executive Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.