Form 10-Q
period 2008-09-27
IRIDEX CORP
filed 2008-11-04
CIK 1006045

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock, $.01 par value, issued and outstanding as of October 31, 2008 was 8,824,301.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

IRIDEX Corporation

Condensed Consolidated Balance Sheets

(Unaudited, in thousands except share amounts)

	September 27, 2008	December 29, 2007 (1)
Assets
Current assets:
Cash and cash equivalents	$2,974	$5,809
Restricted cash	—	3,800
Accounts receivable, net	9,215	8,876
Inventories, net	13,527	15,967
Prepaids and other current assets	1,264	1,051

Total current assets	26,980	35,503
Property and equipment, net	1,128	1,621
Goodwill	3,239	3,239
Other intangible assets, net	4,185	5,944
Other long term assets	224	347

Total assets	$35,756	$46,654

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,593	$2,887
Bank line of credit	6,000	4,863
Accrued compensation	1,680	2,024
Accrued expenses	3,235	7,809
Accrued warranty	1,258	1,895
Deferred revenue	2,805	3,350
Bank term loan — current portion	—	5,016

Total current liabilities	17,571	27,844

Commitments and contingencies (Note 7)
Stockholders’ equity:
Convertible preferred stock, $.01 par value:
Authorized: 2,000,000 shares; Issued and outstanding: 500,000 shares in 2008 and 2007	5	5
Common stock, $.01 par value:
Authorized: 30,000,000 shares; Issued and outstanding: 8,824,301 shares in 2008 and 2007	89	89
Additional paid-in capital	39,087	38,695
Accumulated other comprehensive loss	(238)	(88)
Treasury stock, at cost	(430)	(430)
Accumulated deficit	(20,328)	(19,461)

Total stockholders’ equity	18,185	18,810

Total liabilities and stockholders’ equity	$35,756	$46,654

(1)	Derived from the consolidated audited financial statements included in our report filed on Form 10-K with the SEC for the year ended December 29, 2007.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Revenues	$11,987	$13,575	$36,383	$41,390
Cost of revenues	6,997	7,390	21,257	23,412

Gross profit	4,990	6,185	15,126	17,978

Operating expenses:
Research and development	972	1,319	2,995	4,636
Selling, general and administrative	4,248	5,920	13,356	21,740

Total operating expenses	5,220	7,239	16,351	26,376

Loss from operations	(230)	(1,054)	(1,225)	(8,398)
Legal settlement	—	—	800	2,500
Interest and other expense, net	(54)	(184)	(426)	(603)

Loss before income taxes	(284)	(1,238)	(851)	(6,501)
Benefit (provision) for income taxes	35	—	(16)	—

Net loss	$(249)	$(1,238)	$(867)	$(6,501)

Net loss per share — basic and diluted	$(0.03)	$(0.15)	$(0.10)	$(0.80)

Shares used in computing net loss per share — basic and diluted	8,824	8,218	8,824	8,165

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net loss	$(249)	$(1,238)	$(867)	$(6,501)
Foreign currency translation adjustments	(149)	(3)	(150)	(24)

Comprehensive loss	$(398)	$(1,241)	$(1,017)	$(6,525)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended
	September 27, 2008	September 29, 2007
Cash flows from operating activities:
Net loss	$(867)	$(6,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,417	3,079
Stock compensation recognized	392	1,033
Provision for doubtful accounts	(2)	1,412
Provision for excess and obsolete inventories	1,582	388
Changes in operating assets and liabilities:
Accounts receivable	(337)	(3,875)
Inventories	858	(4,140)
Prepaids and other current assets	(213)	(789)
Accounts payable	(294)	1,722
Accrued compensation and expenses	(4,918)	2,066
Accrued warranty	(637)	1,316
Deferred revenue	(545)	2,562

Net cash used in operating activities	(2,564)	(1,727)

Cash flows from investing activities:
Purchases of property and equipment	(165)	(1,702)
Purchases of intangible assets	—	(16,618)
Goodwill	—	(10,509)
Other Assets	123	924

Net cash used in investing activities	(42)	(27,905)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	2,889
Proceeds of credit facility, net of issuance costs	1,137	4,890
Repayment of credit facility	(5,016)	10,421
Restricted cash balance offset against credit facility	3,800	(3,800)

Net cash (used in) provided by financing activities	(79)	14,400

Effect of foreign exchange rate changes	(150)	(24)

Net decrease in cash and cash equivalents	(2,835)	(15,256)
Cash and cash equivalents at beginning of period	5,809	21,051

Cash and cash equivalents at end of period	$2,974	$5,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

The condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 10, 2008. The independent accountant’s report included a qualification paragraph that stated the Company’s losses from operations and failure to meet certain debt covenants raised substantial doubt about the Company’s ability to continue as a going concern. The results of operations for the three and nine month periods ended September 27, 2008 are not necessarily indicative of the results for the year ending January 3, 2009 or any future interim period.

Management believes that the Company’s current cash and cash equivalents and its credit facility with Wells Fargo Bank provides sufficient liquidity to operate for the next 12 months and that the covenants contained in the Wells Fargo Bank credit facility are reasonable and management expects to be able to meet those covenants based on its operating plan for 2008. However, recent operating results indicate that there is significant risk in achieving the operating plan. If the Company is not able to perform in accordance with its operating plan for 2008 and fails to maintain compliance with its debt covenants, Wells Fargo Bank would be entitled to exercise its remedies under this facility which include declaring all outstanding obligations due and payable, and disposing of the collateral if obligations are not paid.

In August 2008 the Company was not in compliance with certain covenants contained in the credit facility relating to the Company’s ability to sufficiently cover its debt service needs; however, the Company has obtained a waiver from Wells Fargo Bank and was in compliance with all of the covenants in the Agreement during September 2008.

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

In April 2008, FASB Staff Position SFAS 142-3, Determination of the Useful Life of Intangible Assets, (FSP 142-3) was issued. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets, (SFAS 142). FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset in paragraphs 7–11 of this FSP shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements in paragraphs 13–15 shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 will be adopted by the Company in the first quarter of fiscal year 2009. The Company does not expect the adoption of FSP 142-3 will have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS 162 will have a material impact on its consolidated financial statements.

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 was issued to allow entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. On December 30, 2007 we adopted SFAS 159 and have made no election under SFAS 159.

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

Goodwill is not amortized, but is subject to an annual impairment test. To determine any goodwill impairment, a two-step process is performed on an annual basis, or more frequently if necessary, to determine 1) whether the fair value of the relevant reporting unit exceeds carrying value and 2) to measure the amount of an impairment loss, if any. Goodwill was initially recorded in the first quarter of 2007 in conjunction with the acquisition of the aesthetics business of Laserscope. In the fourth quarter of 2007 the Company performed an annual impairment test. We identified the Laserscope Aesthetics reporting unit as the appropriate reporting unit for this analysis. Reporting units are operating segments or components of operating segments for which discrete financial information is available. The conclusion was that the carrying value of the reporting unit exceeded the fair value. As a result, management performed the second step and determined the fair value of the assets and liabilities of the reporting unit to measure the amount of impairment loss. By establishing the fair value of the reporting unit and the fair value of assets and liabilities within the reporting unit, the Company determined the amount of impairment to goodwill.

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

Revenue Recognition.

Our revenues arise from the sale of laser consoles, delivery devices, disposables and service and support activities. Revenue from product sales is recognized upon receipt of a purchase order and product shipment provided that no significant obligations remain and collection of the receivables is reasonably assured. Shipments are generally made with Free-On-Board (FOB) shipping point terms, whereby title passes upon shipment from our dock. Any shipments with FOB receiving point terms are recorded as revenue when the shipment arrives at the receiving point. Cost is recognized as product sales revenue is recognized. Our Company’s sales may include post-sales obligations for support activities. When these obligations are fulfilled after product shipment, the Company recognizes revenue in accordance with the multiple element accounting guidance set forth in Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables.” When the Company has objective and reliable evidence of fair value of the undelivered elements, it defers revenue attributable to the post-sale obligations and recognizes such revenue when the obligation is fulfilled. Otherwise, the Company defers all revenue related to the transaction until all elements are delivered. Revenue relating to extended support contracts is recognized on a straight line basis over the period of the applicable support contract. We recognize repair service revenue upon completion of the work.

In international regions outside of the UK and France, we utilize distributors to market and sell our products. We recognize revenue upon shipment for sales to these independent, third party distributors as we have no continuing obligations subsequent to shipment. Generally our distributors are responsible for all marketing, sales, installation, training and support labor coverage for our products. Our standard terms and conditions do not provide price protection or stock retention rights to any of our distributors.

Deferred Revenue

Revenue related to extended service contracts is deferred and recognized on a straight line basis over the period of the applicable service period. Costs associated with these service arrangements are recognized as incurred. The reduction in the deferred revenue balance is attributable to the fact that revenue being recognized from existing contracts exceeds the revenue being deferred from new or renewed contracts due to the decline in the aesthetics business. A reconciliation of the changes in the Company’s deferred revenue balance for the nine months ending September 27, 2008 and September 29, 2007 is as follows:

	Nine Months Ended
(in thousands)	September 27, 2008	September 29, 2007
Balance, beginning of period	$3,350	$1,415
Additions to deferral through acquisition	—	1,938
Additions to deferral	4,901	6,385
Revenue recognized	(5,446)	(5,761)

Balance, end of period	$2,805	$3,977

Warranty

The Company accrues for estimated warranty cost upon shipment of products. Actual warranty costs incurred have not materially differed from those accrued. The Company’s warranty policy is applicable to products which are considered defective in their performance or fail to meet the product specifications. Warranty costs are reflected in the statement of operations as a cost of sales. A reconciliation of the changes in the Company’s warranty liability for the nine months ending September 27, 2008 and September 29, 2007 is as follows:

	Nine Months Ended
(in thousands)	September 27, 2008	September 29, 2007
Balance, beginning of period	$1,895	$866
Warranty accrual acquired through acquisition	—	1,771
Accrual for warranties issued during the period	165	(153)
Settlements made in kind during the period	(802)	(302)

Balance, end of period	$1,258	$2,182

3.	Business Combination

On January 16, 2007, the Company acquired the aesthetics business of American Medical Systems Holdings (AMS) and Laserscope, a wholly owned subsidiary of AMS for $28.6 million including the direct costs of acquisition for cash and 213,435 shares of common stock valued at $9.43 per share. These financial statements include the results of operations for the acquired business from the acquisition date. The Company made the acquisition due to its complementary fit with the existing IRIDEX aesthetics laser business. At the time of the acquisition the Company recorded Goodwill of $10.1 million and intangible assets of $16.4 million. At the end of 2007 the Company conducted an impairment test in accordance with SFAS 142 – Goodwill and Other Intangible Assets and determined that based on operating results for 2007 and the outlook for the aesthetics business for 2008 and beyond, there was significant impairment to the intangible assets and goodwill. In addition, the Company revisited the useful lives associated with the remaining intangible assets to ensure they reflected the revised outlook for the aesthetics business. The impact of this review was to write down goodwill by $6.9 million from $10.1 million to $3.2 million and write down the gross carrying value of the intangible assets by $7.8 million from $16.4 million to $8.6 million. The net carrying value of intangible assets after impairment which includes the amortization expense for the year as of December 29, 2007 was $5.9 million and as of September 27, 2008 was $4.2 million. Amortization of intangible assets associated with the acquisition was $4.7 million and $2.1 million for the nine months ended September 27, 2008 and September 29, 2007, respectively.

As part of the acquisition the Company acquired Laserscope’s wholly owned subsidiaries in France and the United Kingdom (UK). In June 2008, the Company signed an agreement which transferred the responsibility for sales and service of our aesthetics products in the UK to an independent distributor along with a transfer of associated employees and assets.

4.	Inventories, net

The components of the Company’s inventories are as follows:

(in thousands)	September 27, 2008	December 29, 2007
Raw materials	$6,297	$9,063
Work in progress	1,637	1,832
Finished goods	5,593	5,072

Total inventories	$13,527	$15,967

During 2007 and the nine months ended September 27, 2008, the Company recorded a lower of cost or market (LCM) reserve associated with the inventory purchased from AMS totaling $1.8 million. As a result of reviewing inventory on hand during the nine months ended September 27, 2008, the Company has reclassified $1.7 million of this reserve to an excess and obsolete reserve and recognized $0.1 million as a favorable purchase price variance. The balance on the LCM reserve was $1.1 million and $0 as of December 29, 2007 and September 27, 2008, respectively.

5.	Fair Value Measurement

On December 30, 2007, the Company adopted Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements (SFAS 157) which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption of SFAS 157 permitted, except for the impact of FASB Staff Position (FSP) 157-2. FSP 157-2 deferred the adoption of SFAS 157 for nonfinancial assets and liabilities until years ended after November 15, 2008.

SFAS 157 includes a fair value hierarchy that is intended to increase the consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing an asset or liability based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

Level 1 – instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.

Level 2 – instrument valuations are obtained from readily-available pricing sources for comparable instruments.

Level 3 – instrument valuations are obtained without observable market values and require a high-level of judgment to determine the fair value.

At September 27, 2008, the Company had $3.0 million in cash and cash equivalents. Of this amount, approximately $2.0 million were in money market funds whose fair market value was obtained from real-time quotes for transactions in active markets involving identical assets. At September 27, 2008, the Company had $6.0 million outstanding against the bank line of credit which approximates fair value due to the line of credit’s floating rate nature. The Company did not have any Level 2 or Level 3 assets or liabilities.

6.	Bank Borrowings

In January 2007, the Company entered into a credit agreement with Mid-Peninsula Bank, part of Greater Bay Bank N.A. (the Prior Lenders) that provided for an asset-based revolving line of credit up to $6 million revolving loan and a $6 million term loan. The Company’s obligations under all loans were secured by a lien on substantially all of the Company’s assets. These credit facilities contained certain financial and other covenants. In the event of noncompliance by the Company with these covenants, the Prior Lenders would be entitled to exercise their remedies, which included declaring all obligations immediately due and payable and disposing of the collateral if the obligations were not paid. As of December 29, 2007 the Company was out of compliance with its debt covenants on its existing credit facilities with the Prior Lenders. Subsequent to the year end the Company obtained a waiver for the default.

On March 28, 2008, the Company terminated the Credit Agreement with the Prior Lenders repaying all outstanding balances and entered into (i) a Borrowing Agreement and (ii) an Export-Import Bank Loan and Security Agreement with Wells Fargo Bank (together referred to as the Agreement). The Agreement provides for an asset-based revolving line of credit of up to $8 million (the New Revolving Loans). Of the New Revolving Loans, up to $5 million of the principal amount (the New Exim Sublimit) will be guaranteed by Exim Bank. The Company’s obligations under the New Revolving Loans (including the New Exim Sublimit) are secured by a lien on substantially all of the Company’s assets. Interest on the New Revolving Loans (including the New Exim Sublimit) is set at the greater of 5% or prime rate as published in the Wall Street Journal, plus 2.00%, subject to adjustment under certain circumstances including adjustments to the prime rate, late payment or the occurrence of an event of default. All outstanding amounts under the New Revolving Loans are payable in full on March 27, 2011. If at any time the amount outstanding under the New Revolving Loans exceeds the Borrowing Base as defined in the Agreement, the Company will be required to pay the difference between the outstanding amount and the Borrowing Base. The Company may prepay New Revolving Loans without penalty. These facilities contain certain financial and other covenants, including the requirement for the Company to maintain a certain level of net income (loss) and to be able to sufficiently cover its debt service needs. Other covenants include, but are not limited to, restricting the Company’s ability to incur indebtedness, incur liens, enter into mergers or consolidations, dispose of assets, make investments, pay dividends, enter into transactions with affiliates, or prepay certain indebtedness. In the event of noncompliance by the Company with the covenants under this Agreement, Wells Fargo Bank and Export-Import Bank, would be entitled to exercise their remedies, which include declaring all obligations immediately due and payable and disposing of the collateral if obligations are not paid.

In August 2008 the Company was not in compliance with certain covenants contained in the Agreement relating to the Company’s ability to sufficiently cover its debt service needs; however, the Company has obtained a waiver from Wells Fargo Bank and was in compliance with all of the covenants in the Agreement during September 2008.

As of September 27, 2008, the total amount outstanding under the New Revolving Loans was $6 million and there was eligible collateral to support an additional $1.3 million in borrowings.

7.	AMS Settlement

On August 14, 2007, the Company, AMS and Laserscope (collectively the Parties), entered into a Settlement Agreement (the Settlement Agreement). The Parties entered into the Settlement Agreement to document their full and final agreement as to the amount of the adjustment contemplated by Section 1.5 of the Asset Purchase Agreement, by and among the Parties, dated November 30, 2006 (the Purchase Agreement); to amend the Product Supply Agreement between Laserscope and the Company, dated January 16, 2007 (the Product Supply Agreement); and to set forth the Parties’ mutual understanding as to certain other matters.

As of December 27, 2007 $4.8 million in obligations to AMS was outstanding and included in accrued liabilities and there were $1.3 million of non-cancelable purchase orders outstanding with AMS for inventory to be delivered and paid for in 2008. As of September 27, 2008 all amounts due to AMS had been paid in full and there were no remaining non-cancelable purchase orders.

During the three months ended September 27, 2008 the Company determined that there was a probable underpayment of withholding tax concerning its overseas subsidiaries relating to periods prior to the Company’s acquisition of these subsidiaries. The range of the underpayment including penalties and interest is estimated by management to be $644,000 to $1,877,000. In accordance with SFAS 5, Accounting for Contingencies, with no amount within the range being a better estimate of any other, the amount of $644,000 was recorded in accrued expenses in connection with this potential liability. The acquisition of the overseas subsidiaries is governed by the Purchase Agreement which provides the Company with indemnification by AMS in certain situations, including situations relating to unpaid taxes, and as such the Company has recorded an asset in prepaids and other current assets equal to amount recorded in accrued expenses representing the recoverability of the liability in accordance with FASB Interpretation 39, Offsetting of Amounts Related to Certain Contracts, and as such, no charge to net income has been recorded. The Company is working towards resolution of this issue and currently does not have an estimate of timeframe for resolution.

8.	Stock Based Compensation

For the nine months ended September 27, 2008 the Company had one active stock plan at any given time. The 1998 Stock Plan expired in February 2008. On June 11, 2008, the shareholders approved the adoption of the 2008 Equity Incentive Plan, (the Incentive Plan). There are no material changes in the Incentive Plan from the 1998 Stock Plan. The maximum aggregate number of shares that may be awarded and sold under the Incentive Plan is 300,000 shares plus any shares subject to stock options or similar awards granted under the 1998 Stock Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 1998 Stock Plan that are forfeited to the Company on or after the date the 1998 Stock Plan expires. The terms and awards granted during the nine months ended September 27, 2008 under either plan were consistent with those described in our December 29, 2007 annual consolidated financial statements.

The following table summarizes information regarding activity in our stock option plans during the nine months ended September 27, 2008:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at Dec 29, 2007	1,859,537	$6.09
Granted	480,212	2.94
Exercised	—	—
Canceled or forfeited	(407,392)	6.63
Outstanding at Sep 27, 2008	1,932,357	5.20	4.36	$201,362
Exercisable at Sep 27, 2008	1,306,497	$5.57	3.51	$10,246

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of September 27, 2008, that would have been received by option holders had all options holders exercised their stock options as of that date. There were no options exercised during the nine months ended September 27, 2008.

The weighted-average grant fair value of the options granted under the Company’s stock plans was $1.73 and $4.56 per share for the nine months ended September 27, 2008 and September 29, 2007, respectively.

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Average risk free interest rate	3.03%	4.30%	3.27%	4.48%
Expected life (in years)	4.75 years	4.5 years	4.75 years	4.58 years
Dividend yield	0.0%	0.0%	0.0%	0.0%
Average volatility	69.0%	63.0%	70.0%	60.0%

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

The following table shows stock-based compensation expense included in the Consolidated Statements of Operations for the nine months periods ended September 27, 2008 and September 29, 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Cost of revenues	$44	$36	$108	$105
Research and development	5	35	70	147
Sales, general and administrative	116	222	214	781

	$165	$293	$392	$1,033

9.	Stock Option Awards

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

Incentive Plan

On June 11, 2008, the shareholders approved the adoption of the 2008 Equity Incentive Plan, as described above.

10.	Income Taxes

Provision for Income Tax

The Company recorded a benefit for income tax of $35 thousand and $0 for the three months ended September 27, 2008 and September 29, 2007, respectively. The Company’s effective tax rate was (12.3)% and 0%, for the three months ended September 27, 2008 and September 29, 2007, respectively. The decrease in our effective tax rate for the three months ended September 27, 2008 was associated primarily with the loss incurred in the U.S. operations.

The Company has recorded a provision for income taxes of $16 thousand and $0 for the nine months ended September 27, 2008, and September 29, 2007, respectively. The Company’s effective tax rate for the nine months ended September 27, 2008 was 1.9%.

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

Uncertain Tax Positions

The balance of gross unrecognized tax benefits as of September 27, 2008 was $550 thousand. If all of our uncertain tax positions were sustained in our favor, the Company would not recognize an aggregate tax benefit due to our valuation allowance against our deferred tax assets.

At September 27, 2008, the Company has accrued $67 thousand for estimated interest and penalties related to uncertain tax positions.

The Company is currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate during the fiscal year.

The Company’s tax returns remain open to examination for tax years 2001 through 2007;

11.	Computation of Basic and Diluted Net Income (Loss) Per Common Share

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

Options to purchase 1,932,357 shares of common stock at a weighted average exercise price of $5.20 were outstanding as of September 27, 2008, for the three and nine months ended, but were not included in the computation of diluted net income (loss) per share because the options would be anti-dilutive under the treasury stock method. In addition, 1,000,000 shares of common shares issuable upon the conversion of 500,000 Preferred A stock which automatically converts into common shares in the event the common stock of the Company trades at or above $5.00 per share for a period of 30 consecutive trading days, also were not included in the computation of diluted net income (loss) per common share because of their effect is anti-dilutive. These shares could dilute earnings per share in future periods.

Options to purchase 2,095,015 shares of common stock at a weighted average exercise price of $5.59 were outstanding as of September 29, 2007, for the three and nine months ended, but were not included in the computation of diluted net loss per share because the options would be anti-dilutive under the treasury stock method.

12.	Business Segments

The Company operates in two reportable segments: the ophthalmology segment and the aesthetics segment. In each segment the Company develops, manufactures, and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, disposables and service and support activities.

Information on reportable segments for the three and nine month periods ended September 27, 2008 and September 29, 2007 is as follows:

	Three Months Ended September 27, 2008			Three Months Ended September 29, 2007
(in thousands)	Ophthalmology	Aesthetics	Total	Ophthalmology	Aesthetics	Total
Revenues	$8,181	$3,806	$11,987	$7,865	$5,710	$13,575
Direct cost of revenues	2,404	1,382	3,786	2,481	2,442	4,923

Direct gross profit	5,777	2,424	8,201	5,384	3,268	8,652
Total unallocated indirect costs			(8,485)			(9,890)

Pre-tax income (loss)			$(284)			$(1,238)

	Nine Months Ended September 27, 2008			Nine Months Ended September 29, 2007
(in thousands)	Ophthalmology	Aesthetics	Total	Ophthalmology	Aesthetics	Total
Revenues	$23,889	$12,494	$36,383	$23,443	$17,947	$41,390
Direct cost of revenues	6,818	5,116	11,934	6,991	9,153	16,144

Direct gross profit	17,071	7,378	24,449	16,452	8,794	25,246
Total unallocated indirect costs			(25,300)			(31,747)

Pre-tax loss			$(851)			$(6,501)

Direct cost of revenues includes standard product cost (direct material, labor and fringe) and any warranty and unit royalty due. Indirect costs of manufacturing, research and development, marketing and selling, and general and administrative costs are not allocated to the segments.

Our revenues by reportable segment by geographic region, based on the location at which each sale originates, is summarized as follows:

	Three Months Ended September 27, 2008			Three Months Ended September 29, 2007
(in thousands)	Ophthalmology	Aesthetics	Total	Ophthalmology	Aesthetics	Total
Domestic	$5,253	$2,096	$7,349	$4,490	$2,710	$7,200
International	2,928	1,710	4,638	3,374	3,001	6,375

Total revenues	$8,181	$3,806	$11,987	$7,864	$5,711	$13,575

	Nine Months Ended September 27, 2008			Nine Months Ended September 29, 2007
(in thousands)	Ophthalmology	Aesthetics	Total	Ophthalmology	Aesthetics	Total
Domestic	$14,490	$5,542	$20,032	$13,458	$8,798	$22,256
International	9,399	6,952	16,351	9,984	9,150	19,134

Total revenues	$23,889	$12,494	$36,383	$23,442	$17,948	$41,390

No one customer accounted for more than 10% of total revenue for the three and nine months ended September 27, 2008 and September 29, 2007, respectively.

The Company’s assets and liabilities are not evaluated on a segment basis. Accordingly, no disclosure of segment assets and liabilities is provided.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to levels of future sales and operating results; broadening our product line through product innovation; market acceptance of our products; expectations for future sales growth, generally, including expectations of additional sales from our new products and new applications of our existing products; our ability to integrate the acquired aesthetics business into our core business successfully and in a timely manner; the potential for production cost decreases and higher gross margins; our ability to develop and introduce new products through strategic alliances; our ability to reduce spending, including a reduction in headcount; our ability to remediate the material weakness identified in our disclosure controls and procedures; levels of interest income and expense; expectations regarding our effective tax rate; continued receipt of payments from the Synergetics Settlement; general economic conditions; levels of international sales; our current liquidity, ability to obtain additional financing, achieve financial stability, and meet the covenants of our existing financing agreement with Wells Fargo Bank, and the impact of concerns regarding our ability to generate sufficient cash flow to continue as a going concern; and the potential to record an impairment charge to goodwill and intangible assets and effects of recent accounting pronouncements on our financial position; effect of pending or known to be threatened litigation on operating results; and our ability to protect our proprietary information. In some cases, forward-looking statements can be identified by terminology, such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including as a result of the factors set forth under “Factors That May Affect Future Operating Results” and other risks detailed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 10, 2008 and detailed from time to time in our reports filed with the Securities and Exchange Commission. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report on Form 10-Q. We undertake no obligation to update such forward-looking statements to reflect events or circumstances occurring after the date of this report.

Overview

IRIDEX Corporation is a leading worldwide provider of therapeutic based laser systems and delivery devices used to treat eye diseases in ophthalmology and skin conditions in aesthetics. In January 2007, the Company acquired Laserscope’s aesthetics business including its subsidiaries in France and the United Kingdom (UK) from AMS.

Our products are sold in the United States (U.S.) predominantly through a direct sales force and internationally through approximately 100 independent distributors into 107 countries except for our aesthetics products which are sold, marketed and serviced directly in the UK and France. In June 2008, we signed an agreement which transferred the responsibility for sales and service of our aesthetics products in the UK to an independent distributor along with a transfer of associated assets.

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

Sales to international distributors are made on open credit terms or letters of credit and are currently denominated in United States dollars and accordingly, are not subject to risks associated with international monetary conditions and currency fluctuations. Sales of aesthetics products to end customers from our French subsidiary are denominated in Euros.

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

Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the periods included.

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	58.4%	54.4%	58.4%	56.6%

Gross Margin	41.6%	45.6%	41.6%	43.4%
Operating expenses:
Research and development	8.1%	9.7%	8.2%	11.2%
Selling, general and administrative	35.4%	43.6%	36.8%	52.5%

Total operating expenses	43.5%	53.3%	45.0%	63.7%

Loss from operations	(1.9)%	(7.7)%	(3.4)%	(20.3)%
Legal settlement	0.0%	0.0%	2.2%	6.0%
Interest and other expense, net	(0.5)%	(1.3)%	(1.1)%	(1.4)%

Loss before income tax	(2.4)%	(9.0)%	(2.3)%	(15.7)%
Benefit (provision) for income taxes	0.3%	0.0%	(0.1)%	0.0%

Net loss	(2.1)%	(9.0)%	(2.4)%	(15.7)%

Revenues.

Total revenue decreased by 11.7% to $12.0 million for the three months ended September 27, 2008 from $13.6 million for the comparable three month period in 2007 and decreased 12.1% to $36.4 million for the nine months ended September 27, 2008 from $41.4 million for the comparable nine month period in 2007.

For the comparable three month periods in 2007 and 2008; total ophthalmology revenues increased $0.3 million or 4.0% to $8.2 million. Domestic ophthalmology system revenues increased $0.1 million to $1.7 million; international ophthalmology system revenues decreased $0.5 million to $1.8 million; aggregate ophthalmology recurring revenues consisting of disposables and service increased $0.3 million to $4.0 million and revenues from Original Equipment Manufactures (OEMs) were up $0.3 million to $0.7 million. Ophthalmology recurring revenues represented 49.3% of our aggregate ophthalmology business compared to 46.9% during the corresponding period in 2007.

For the comparable three month periods in 2007 and 2008; total aesthetics revenues decreased $1.9 million or 33.3% to $3.8 million. International aesthetics system revenues decreased $1.2 million to $1.2 million, domestic aesthetics system revenues decreased $0.4 million to $0.9 million and aggregate service revenues decreased $0.3 million to $1.7 million. The decrease in aesthetics revenue was due to the overall softening of the aesthetics market in general and the current economic uncertainties. International sales have been negatively impacted by the recent run up in the strength of the U.S. dollar. Domestic sales have been negatively impacted by the difficulties we have experienced in the U.S. distribution channel during the latter part of 2007 resulting from the turnover in the sales force as illustrated by the fact that 14 people were involved in sales in September 2007 and 7 new people were involved in September 2008.

For the comparable nine month periods in 2007 and 2008; total ophthalmology revenues increased $0.4 million or 1.9% to $23.9 million. Domestic ophthalmology system revenues increased $0.3 million to $4.3 million; international ophthalmology system revenues decreased $1.0 million to $5.4 million; aggregate ophthalmology recurring revenues consisting of disposables and service increased $0.9 million to $12.6 million and revenues from OEM’s were up $0.2 million to $1.5 million. Ophthalmology recurring revenues represented 52.8% of our aggregate ophthalmology business in 2008 compared to 49.8% in 2007.

For the comparable nine month periods in 2007 and 2008; total aesthetics revenues decreased $5.4 million or 30.4% to $12.5 million; international aesthetics system revenues decreased $2.5 million to $5.3 million; domestic aesthetics system revenues decreased $3.2 million to $1.8 million, and aggregate service revenues increased $0.3 million to $5.4 million. The decrease in aesthetics revenue was due to the overall softening of the aesthetics market in general and the current economic uncertainties. International sales have been negatively impacted by the recent run up in the strength of the U.S. dollar. Domestic sales have been negatively impacted by the difficulties we have experienced in the U.S. distribution channel during the latter part of 2007 resulting from the turnover in the sales force. In fiscal year 2008, we have taken steps to rebuild our U.S. aesthetics sales force.

Gross Profit.

Gross profit decreased to $5.0 million for the three months ended September 27, 2008 from $6.2 million for the corresponding period in 2007. Gross profit decreased to $15.1 million for the nine months ended September 27, 2008 from $18.0 million for the corresponding period in 2007. The primary reason for the reduction in gross profit was the reduction in revenues for the respective periods.

Gross margin represented 41.6% of revenues for the three months ended September 27, 2008 and 45.6% of revenues for the comparable period in 2007. Gross margin represented 41.6% of revenues for the nine months ended September 27, 2008 and 43.4% of revenues for the comparable period in 2007. Items that favorably impacted gross margin in the respective periods were; a shift to products with lower direct costs and lower warranty costs. These items were more than offset by items that adversely impacted gross margin in the respective periods, which were; previously capitalized production expenses being released to the income statement in association with the reduction in inventories during the course of 2008, which amounted to a 4.3% reduction in gross margin in the three months ended September 27, 2008; amortization costs of intangible assets remaining constant but representing a higher percentage of cost of goods sold because of reduced revenues; and field service costs associated with servicing the aesthetics products remaining constant but representing a higher percentage of costs of goods sold because of reduced overall revenues.

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

Research and Development.

Research and development expenses decreased by 26.3% to $1.0 million from $1.3 million for the three months ended September 27, 2008 compared to the corresponding period in 2007. The primary reasons for the decrease was reduced salary and related costs resulting from the reduction in headcount.

Research and development expenses decreased by 35.4% to $3.0 million from $4.6 million for the nine months ended September 27, 2008 compared to the corresponding period in 2007. The primary reasons for the decreases were reduced salary and related costs resulting from the reduction in headcount and reduced material costs incurred on product development.

In the future, upon reaching financial stability, we expect to target our research and development spending level to approximate 10% of our revenues to maintain a consistent level of new product introductions.

Selling, General and Administrative

Selling, general and administrative expenses decreased by 28.2% in the three months ended September 27, 2008 to $4.2 million from $5.9 million in the corresponding period in 2007. Selling expenses decreased $0.3 million due to lower salary and related costs due to reduced headcount; and lower commissions as a result of lower sales for the comparable periods. Marketing expenses decreased $0.6 million primarily due to reduced spending on aesthetics related marketing programs; and lower salary and related costs due to reduced headcount. General and administrative expenses decreased $0.7 million primarily due to a reduction in headcount related costs including stock compensation costs and costs associated with temporary help. Costs incurred by the overseas subsidiaries reduced by $0.1million primarily due to transferring the UK operations to a distributor and to a reduction in headcount and headcount related costs in France.

Selling, general and administrative expenses decreased by 38.6% in the nine months ended September 27, 2008 to $13.4 million from $21.7 million in the comparable period in 2007. Selling expenses decreased $2.0 million primarily due to lower salary and related costs due to reduced headcount; and lower commissions as a result of lower sales for the comparable periods. Marketing expenses decreased $3.2 million primarily due to reduced spending on aesthetics related marketing programs; and lower salary and related costs due to reduced headcount. General and administrative expenses decreased $2.4 million primarily due to a reduction in headcount related costs including stock compensation costs and costs associated with temporary help; and legal fees. The legal fees incurred in 2007 were primarily in support of litigation which was resolved in 2007. Costs incurred by overseas subsidiaries reduced $0.8 million primarily due to a reduction in headcount and headcount related costs in France and transferring the UK operations to a distributor.

Legal settlement, Interest and Other expense, net.

The legal settlement reflected in the nine months ended September 27, 2008 relates to monies received from Synergetics associated with a settlement of legal claims for patent infringement. The settlement called for an initial payment of $2.5 million, which was received in the second quarter of 2007 and five subsequent annual payments of $0.8 million. The first annual payment of $0.8 million was received in the second quarter of 2008. Interest and other expense relates to interest incurred on the bank debt outstanding in the respective periods offset by interest earned on cash deposits.

Income Taxes.

Significant components affecting the effective tax rate include pre-tax net loss, changes in valuation allowance, federal and state R&D tax credits, income from tax-exempt securities, the state composite tax rate and recognition of certain deferred tax assets subject to valuation allowance. For the three month periods ending September 27, 2008 and September 29, 2007, a tax benefit of $35 thousand and $0, respectively, were recorded. For the nine month periods ending September 27, 2008 and September 29, 2007, a tax provision of $16 thousand and $0, respectively, were recorded.

Liquidity and Capital Resources.

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of September 27, 2008 we had cash and cash equivalents of $3.0 million and working capital of $9.4 million. The Company used $2.6 million in operations in the nine months ended September 27, 2008, which included repaying the outstanding liability to AMS in full which amounted to $4.8 million plus interest. As of September 27, 2008 we have no remaining contractual obligations to AMS - See Note 7 of Notes to Condensed Consolidated Financial Statements in this report for more information regarding the AMS Settlement.

The Company’s credit facility with Wells Fargo Bank is an asset-based revolving line of credit. The amount of money the Company may borrow at any particular time is determined by the amount of eligible accounts receivables and inventory the Company has on hand at that particular time (the Borrowing Base). If at any time the amount outstanding under the credit line exceeds the Borrowing Base the Company will be required to pay the difference between the outstanding amount and the Borrowing Base immediately. With the current problems experienced in the global economy it is possible that customers will take longer to pay and or default on their payments. Under such circumstances the Borrowing Base may be reduced significantly which will reduce the Company’s ability to borrow and will have a direct negative impact on the Company’s cash position.

Management is of the opinion that the Company’s current cash and cash equivalents together with its credit facility with Wells Fargo Bank provide sufficient liquidity to operate for the next 12 months; that the covenants contained in the credit facility with Wells Fargo Bank are reasonable; and management expects to be able to meet these covenants based on its operating plan for 2008. However, recent operating results indicate that there is significant risk in achieving the operating plan. If the Company is not able to perform according to the Company’s operating plan for 2008 and is unable to maintain compliance with its debt covenants, Wells Fargo Bank would be entitled to exercise its remedies which include declaring all outstanding obligations due and payable, and disposing of the collateral if obligations are not paid. For example, in August 2008 the Company was not in compliance with the debt service covenant contained in the credit facility with Wells Fargo Bank; however, the Company has obtained a waiver from the bank and was in compliance with the covenants in September 2008.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We transact the majority of our business in U.S. dollars and therefore changes in foreign currency rates will not have a significant impact on our income statement or cash flows. However, increases in the value of the U.S. dollar against any local currencies could cause our products to become relatively more expensive to customers in a particular country or region, leading to reduced revenue or profitability in that country or region. As we continue to expand our international sales, our non-U.S. dollar denominated revenue and our exposure to gains and losses on international currency transactions may increase. In January 2007 we acquired two European subsidiaries as part of our acquisition of the assets of the aesthetics business of Laserscope. In June 2008, we signed an agreement which transferred the responsibility for sales and service of our aesthetics products in the UK to an independent distributor along with a transfer of associated assets. These entities do and did transact business in their geographies in their local currency. We currently do not engage in transactions to hedge against the risk of the currency fluctuation, but we may do so in the future. The Company’s credit facility with Wells Fargo Bank has a variable interest rate and therefore the Company’s interest expense will increase or decrease depending upon the prime interest rate. The facility expires in March 2011 and the ability of the Company to acquire a new facility, should one be required, will depend upon the state of the financial credit markets at that time.

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

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management determined that the staffing levels in the finance function are inadequate and that this represented a control deficiency in the operation of our internal controls and processes over financial reporting that they considered to be a material weakness at September 27, 2008, because the control deficiency resulted in more than a remote likelihood that a material misstatement could occur in our quarterly financial statements and not be prevented or detected.

During the first half of 2008 the Company added a new Chief Financial Officer, a financial controller and an additional staff member to the finance function. The Company anticipates that the additional resources added during the first six months of 2008 will allow the company to remediate the material weakness described above during the course of fiscal 2008.

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

We Are Exposed to Risks Associated With Worldwide Economic Slowdowns and Related Uncertainties.

We are subject to macro-economic fluctuations in the U.S. economy. Concerns about consumer and investor confidence, volatile corporate profits and reduced capital spending, international conflicts, terrorist and military activity, civil unrest and pandemic illness could cause a slowdown in customer orders or cause customer order cancellations. In addition, political and social turmoil related to international conflicts and terrorist acts may put further pressure on economic conditions in the United States and abroad.

Recent macro-economic issues involving the broader financial markets, including the housing and credit system and general liquidity issues in the securities markets, have negatively impacted the economy and may negatively affect our growth. In addition, weak economic conditions and declines in consumer spending and consumption may harm our operating results. Purchases of our products are often discretionary. If the economic climate deteriorates, customers or potential customers could delay, reduce or forego their purchases of our products and services, which could impact our business in a number of ways, including lower prices for our products and services and reduced or delayed sales. There could be a number of follow-on effects from the current financial crisis on our business, including insolvency of key suppliers resulting in product delays; delays in customer payments of outstanding accounts receivable and/or customer insolvencies; counterparty failures negatively impacting our operations; and increased expense or inability to obtain future financing.

If the negative macro-economic conditions persist, or if the economy enters a prolonged period of decelerating growth, our results of operations may be harmed.

We believe there is significant risk as to whether our current liquidity and capital resources will be sufficient to meet our currently planned operating requirements for the next 12 months.

The Company’s credit facility with Wells Fargo Bank is an asset-based revolving line of credit. The amount of money the Company may borrow at any particular time is determined by the amount of eligible accounts receivables and inventory the Company has on hand at that particular time (the Borrowing Base). If at any time the amount outstanding under the credit line exceeds the Borrowing Base the Company will be required to pay the difference between the outstanding amount and the Borrowing Base immediately. With the current crisis in the global economy it is possible that customers will take longer to pay and or default on their payments. Under such circumstances the Borrowing Base may be reduced significantly, which will reduce the Company’s ability to borrow and will have a direct negative impact on the Company’s cash position.

Management is of the opinion that the Company’s current cash and cash equivalents together with its credit facility provides sufficient liquidity to operate for the next 12 months, that the covenants contained in the Company’s credit facility with Wells Fargo Bank are reasonable and management expects to be able to meet these covenants. However, recent operating results indicate that there is significant risk in achieving these goals. If the Company is not able to perform as projected in its operating plan and becomes out of compliance with its debt covenants, Wells Fargo Bank would be entitled to exercise its remedies under the credit facility which include declaring all outstanding obligations thereunder due. For example, in August 2008 the Company was not in compliance with the debt service covenant contained in the credit facility with Wells Fargo Bank; however, the Company has obtained a waiver from the bank and was in compliance with the covenants in September 2008.

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

The Company May Not Realize The Anticipated Benefits of Our Acquisition of the Aesthetics Business of Laserscope.

On January 16, 2007, we completed our acquisition of the aesthetics business of Laserscope (the “Aesthetics Business”), a wholly-owned subsidiary of AMS. To date, we have not realized the anticipated benefits of the acquisition and our ability to realize the anticipated benefits of the acquisition will depend, in part, on our ability to integrate the Aesthetics Business with our business and to take full advantage of the domestic and international sales channels. For example, immediately following the completion of the acquisition the domestic sales force consisted of 28 sales personnel; however, subsequent to the acquisition, there was a high turnover in the sales force, resulting in a significant decrease and as of December 29, 2007, the sales force consisted of 5 sales personnel. In fiscal year 2008, we are rebuilding our U.S. aesthetics sales force and as of September 27, 2008, the sales force consisted of 5 sales personnel. Integrating the Aesthetics Business has been expensive and time-consuming and we may not be able to successfully complete the process. These integration efforts have taken a significant amount of time, placed a significant strain on managerial, operational and financial resources and proven to be more difficult and more expensive than predicted. The diversion of our management’s attention and any delays and difficulties encountered in connection with integrating the Aesthetics Business could continue to result in the disruption of our on-going business or inconsistencies in standards, controls, procedures and policies that could negatively affect our ability to maintain relationships with customers, suppliers, collaborators, employees and others with whom we have business dealings. These disruptions could harm our operating results.

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

We Depend on International Sales for a Significant Portion of Our Operating Results.

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the quarter ended September 27, 2008, our international sales were $4.6 million or 38.6% of total sales. We anticipate that international sales will continue to account for a significant portion of our revenues, particularly ophthalmology, in the foreseeable future. None of our international revenues and costs has been denominated in foreign currencies, other than sales made by our French subsidiaries. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. The factors stated above could have a material adverse effect on our business, financial condition or results of operations. Our international operations and sales are subject to a number of other risks and potential costs, including:

•	fluctuations in foreign currency exchange rates;

•	differing local product preferences and product requirements;

•	cultural differences;

•	changes in foreign medical reimbursement and coverage policies and programs;

•	political and economic instability;

•	impact of recessions in economies outside of the United States;

•	difficulty in staffing and managing foreign operations;

•	performance of our international channel of distributors;

•	foreign certification requirements, including continued ability to use the “CE” mark in Europe;

•	reduced or limited protections of intellectual property rights in jurisdictions outside the United States;

•	longer accounts receivable collection periods;

•	potentially adverse tax consequences; and

•	multiple protectionist, adverse and changing foreign governmental laws and regulations.

Any one or more of these factors stated above could have a material adverse effect on our business, financial condition or results of operations.

As we expand our existing international operations, especially following our acquisition of the aesthetics business of Laserscope, we may encounter new risks. For example, as we focus on building our international sales and distribution networks in new geographic regions, we must continue to develop relationships with qualified local distributors and trading companies. If we are not successful in developing these relationships, we may not be able to grow sales in these geographic regions. These or other similar risks could adversely affect our revenues and profitability.

We are uncertain as to the withholding tax exposure relating to our overseas subsidiaries.

Management has determined that there was a probable underpayment of withholding tax concerning its overseas subsidiaries relating to periods prior to the Company’s acquisition of these subsidiaries. The range of the underpayment including penalties and interest is estimated by management to be $644,000 to $1,877,000. The acquisition of the overseas subsidiaries is governed by the Purchase Agreement which provides the Company with indemnification by AMS in certain situations, including situations relating to unpaid taxes, and management of the Company is of the opinion that this exposure will be indemnified by AMS.

We can not assure you that relevant taxing authorities will agree with management’s estimate and therefore the ultimate tax exposure may differ significantly. There may be further withholding tax exposures of which management is unaware and the final resolution may not be covered by the indemnification offered by AMS in the Purchase Agreement.

We Rely on Our Direct Sales Force and Network of International Distributors to Sell Our Products and any Failure to Maintain Our Direct Sales Force and Distributor Relationships Could Harm Our Business.

Our ability to sell our products and generate revenues depends upon our direct sales force within the United States and relationships with independent distributors outside the United States. Currently our direct sales force consists of 24 employees and we maintain relationships with approximately 100 independent distributors internationally selling our products into 107 countries. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are entirely dependent on the efforts of these third parties. If any distributor breaches terms of its distribution agreement or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory would be adversely affected.

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

We Depend on Sole Source or Limited Source Suppliers.

We rely on third parties to manufacture substantially all of the components used in our products, including optics, laser diodes and crystals. We have some long term or volume purchase agreements with our suppliers and currently purchase components on a purchase order basis. Some of our suppliers and manufacturers are sole or limited sources. In addition, some of these suppliers are relatively small private companies that may discontinue their operations at any time. For example, Synergetics Inc. currently is the sole source supplier of the Company’s line of adjustable laser probes under a non-exclusive agreement. There are risks associated with the use of independent manufacturers, including the following:

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

We Depend on Collaborative Relationships to Develop, Introduce and Market New Products, Product Enhancements and New Applications.

We depend on both clinical and commercial collaborative relationships. We entered into a Product Supply Agreement with AMS in connection with the acquisition of the aesthetics business of Laserscope, pursuant to which AMS currently manufacturers several of our aesthetics products. With the exception of some service parts and the balance of finished goods ordered from AMS, we have transitioned the manufacturing for the majority of these products to our facilities during the fourth quarter of 2007, but we may not have sufficient resources to assume these manufacturing obligations without increased costs or delays and disruptions in manufacturing. We are party to a Manufacture and Supply Agreement with Synergetics, Inc. pursuant to which Synergetics will manufacture the Company’s line of adjustable laser probes on a non-exclusive basis, which represents one model of our disposable laser probe offering. We have entered into collaborative relationships with academic medical centers and physicians in connection with the research and innovation and clinical testing of our products. Commercially, we currently collaborate with Bausch & Lomb to design and manufacture a solid-state green wavelength (532nm) laser photocoagulator module for Bausch & Lomb, called the Millennium Endolase module. The Millennium Endolase module is designed to be a component of Bausch & Lomb’s ophthalmic surgical suite product offering and is not expected to be sold as a stand-alone product. Sales of the Millennium Endolase module are dependent upon the actual order rate from and shipment rate to Bausch & Lomb, which depends on the efforts of our partner and is beyond our control. We cannot assure you that our relationship with Bausch & Lomb will result in further sales of our Millennium Endolase module. The failure to obtain any additional future clinical or commercial collaborations and the resulting failure or success of such arrangements of any current or future clinical or commercial collaboration relationships could have a material adverse effect on our ability to introduce new products or applications and therefore could have a material adverse effect on our business, results of operations and financial condition.

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

Our Operating Results May Fluctuate from Quarter to Quarter and Year to Year.

Our sales and operating results may vary significantly from quarter to quarter and from year to year in the future. Our operating results are affected by a number of factors, many of which are beyond our control. Factors contributing to these fluctuations include the following:

•	general economic uncertainties and political concerns;

•	the timing of the introduction and market acceptance of new products, product enhancements and new applications;

•	changes in demand for our existing line of ophthalmology and aesthetics products;

•

the cost and availability of components and subassemblies, including the willingness and ability of our sole or limited source suppliers to timely deliver components at the times and prices that we have planned;

•	our ability to maintain sales volumes at a level sufficient to cover fixed manufacturing and operating costs;

•	fluctuations in our product mix between ophthalmology and aesthetics products and foreign and domestic sales;

•	our ability to address our current liquidity issues;

•	the effect of regulatory approvals and changes in domestic and foreign regulatory requirements;

•	introduction of new products, product enhancements and new applications by our competitors, entry of new competitors into our markets, pricing pressures and other competitive factors;

•	our long and highly variable sales cycle;

•	changes in the prices at which we can sell our products;

•	changes in customers’ or potential customers’ budgets as a result of, among other things, reimbursement policies of government programs and private insurers for treatments that use our products; and

•	increased product innovation costs.

In addition to these factors, our quarterly results have been, and are expected to continue to be, affected by seasonal factors.

Our expense levels are based, in part, on expected future sales. If sales levels in a particular quarter do not meet expectations, we may be unable to adjust operating expenses quickly enough to compensate for the shortfall of sales, and our results of operations may be adversely affected. We encountered this adverse effect on our operating results in each of the last six quarters ended starting with the quarter ended March 31, 2007 through the quarter ended September 27, 2008. In addition, we have historically made a significant portion of each quarter’s product shipments near the end of the quarter. If that pattern continues, any delays in shipment of products could have a material adverse effect on results of operations for such quarter. Due to these and other factors, we believe that quarter to quarter and year to year comparisons of our past operating results may not be meaningful. You should not rely on our results for any quarter or year as an indication of our future performance. Our operating results in future quarters and years may be below expectations, which would likely cause the price of our common stock to fall.

Our Stock Price Has Been and May Continue to be Volatile and an Investment in Our Common Stock Could Suffer a Decline in Value.

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. In addition, the trading price of our common stock has been significantly adversely affected by our recent operation performance and by liquidity issues. In the fiscal year ended December 29, 2007, the trading price of our common stock fluctuated from a high of $10.70 per share to a low of $2.20 per share. During the nine month period ending September 27, 2008, the trading price of our common stock fluctuated from a high of $4.29 per share to a low of $1.49 per share. There can be no assurance our common stock trading price will not suffer additional declines. From time to time, we meet with investors and potential investors. In addition, we receive attention from securities analysts and present at some analyst meetings. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes. These broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

Any modifications to an FDA-cleared device that would significantly affect its safety or effectiveness or that would constitute a major change in its intended use would require a new 510(k) clearance or possibly a pre-market approval. We may not be able to obtain additional 510(k) clearance or pre-market approvals for new products or for modifications to, or additional indications for, our existing products in a timely fashion, or at all. Delays in obtaining future clearance would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenues and future profitability. We have made modifications to our devices in the past and may make additional modifications in the future that we believe do not or will not require additional clearance or approvals. If the FDA disagrees, and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing the modified devices, which could harm our operating results and require us to redesign our products.

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

United States export laws permit the sale of medical products to certain countries under embargo by the United States government if the seller of such products obtains a license to do so, which requirements are in place because the United States has designated such countries as state sponsors of terrorism. Certain of our products have been sold in Iran, Sudan and Syria under license through distribution agreements with independent distributors. The aggregate revenues generated by sales of our products into Iran, Sudan and Syria have been immaterial to our business and results of operations.

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

IRIDEX Corporation (Registrant)

Date: November 4, 2008	By:	/s/ THEODORE A. BOUTACOFF
		Name:	Theodore A. Boutacoff
		Title:	President, Chief Executive Officer and Chairman (Principal Executive Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.