Form 10-K
period 2009-01-03
IRIDEX CORP
filed 2009-04-01
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended January 3, 2009

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,”, and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐             Accelerated filer  ☐             Non-accelerated filer  ☐             Smaller reporting company  ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting common equity held by non-affiliates of the Registrant was approximately $10,343,978, as of June 27, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price reported for such date on the NASDAQ Global Market. The registrant did not have any non-voting common equity outstanding. For purposes of this disclosure, shares of common stock held by each executive officer and director and by each holder of 5% or more of the outstanding shares of common stock have been excluded from this calculation, because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 26, 2009, Registrant had 8,824,301 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the Proxy Statement for the Registrant’s 2009 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to levels of future sales and operating results; gross margins; managing cash flows; general economic conditions and levels of international sales, and our current and future liquidity and capital requirements; market acceptance of our products; expectations for and sources of future revenues; leveraging our core business and increasing recurring revenues; broadening our product lines through product innovation and new treatments; our marketing programs and trends in healthcare; our ability to take advantage of economies-of-scale in product development and manufacturing; efforts to decrease costs; estimates regarding the size of our markets; levels of future investment in research and development efforts; our ability to develop and introduce new products through strategic alliances, OEM relationships and acquisitions; the availability of components from third-party manufacturers; results of clinical studies and the status of our regulatory clearance; the impact of regulatory actions and determinations; and risks associated with bringing new products to market. In some cases, forward-looking statements can be identified by terminology, such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. The reader is strongly urged to read the information contained under the captions “Item 1A. Risk Factors—Factors That May Affect Future Results” in this Annual Report on Form 10-K for a more detailed description of these significant risks and uncertainties. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-K. We undertake no obligation to update such forward-looking statements to reflect events or circumstances occurring after the date of this report.

Item 1.	Business

General

IRIDEX Corporation is a leading worldwide provider of therapeutic based laser systems and delivery devices used to treat eye diseases in ophthalmology and skin conditions in dermatology (also referred to as aesthetics). Our products are sold in the United States predominantly through a direct sales force and internationally through approximately 100 independent distributors into 107 countries. Total revenues in 2008, 2007 and 2006 were $48.5 million, $55.5 million and $35.9 million respectively, which generated a net loss for those corresponding years of $7.4 million, $22.3 million and $5.8 million. The net loss for 2008 and 2007 included impairment charges for the write down of Goodwill and Intangible assets of $5.4 million and $14.7 million, respectively.

Our ophthalmology products consist of laser systems, delivery devices and laser probes and are used in the treatment of serious eye diseases, including the three leading causes of irreversible blindness: diabetic retinopathy, glaucoma and age-related macular degeneration (AMD). In addition, our ophthalmology products are often used in vitrectomy procedures (proliferative diabetic retinopathy, macular holes, retinal tears and detachments) which are generally performed in the operating room and require a consumable single use intraocular laser probe (EndoProbe) to deliver the light to the back of the eye. Therefore our ophthalmology business includes (i) a recurring revenue component, which consists of the sales of the consumable, single use EndoProbe devices, combined with the repair, servicing and extended service contract protection for our laser systems and (ii) a capital component, which consists of the laser systems combined with durable delivery devices. Our laser systems consist of the OcuLight product family which includes the OcuLight TX, the OcuLight Symphony (Laser Delivery System), OcuLight SL, OcuLight SLx, OcuLight GL, and OcuLight GLx laser photocoagulation systems, and the IQ 810 and IQ 577 laser systems. Our ophthalmology products contributed $32.4 million, $32.3 million and $30.8 million to our total revenues in 2008, 2007 and 2006, respectively.

In January 2007, the Company acquired Laserscope’s aesthetics business (the Laserscope acquisition) including its subsidiaries in France and the United Kingdom (UK) from American Medical Systems Holdings (AMS). The aesthetics products acquired through the Laserscope acquisition include the Gemini, Venus-i, Lyra-i and Aura-i Laser Systems, as well as the following delivery devices: the VersaStat 10 mm, VersaStat-i, and Dermastat handpieces along with an articulated arm for the Venus-i Laser System. These products focus on the treatment of pigmented and vascular lesions, skin rejuvenation, skin tightening, hair reduction, leg veins, and acne. Our previous dermatology lasers, called the DioLite XP and the VariLite Dual Wavelength Laser Systems, were folded in with the Laserscope aesthetics product offering to create an expanded aesthetics business. Our aesthetics products are primarily used in a dermatologist’s or plastic surgeon’s office and contributed $16.1 million, $23.2 million and $5.1 million to our total revenues in 2008, 2007 and 2006, respectively.

The IRIDEX ophthalmic and dermatology laser systems, exclusive of the Laserscope products, consist of small, portable laser consoles and delivery devices. While dermatologists almost always use our laser systems in their offices or clinics, ophthalmologists and plastic surgeons typically use our laser systems in hospital operating rooms (OR) and ambulatory surgical centers (ASC), as well as their offices and clinics. In the OR and ASC, ophthalmologists use our laser systems with either an indirect laser ophthalmoscope or a consumable, single use EndoProbe. Since our first shipment in 1990, more than 10,200 medical laser systems manufactured by IRIDEX, for both ophthalmology and dermatology, have been sold worldwide.

IRIDEX Corporation was incorporated in California in February 1989 as IRIS Medical Instruments, Inc. In November 1995, we changed our name to IRIDEX Corporation and reincorporated in Delaware. Our executive offices are located at 1212 Terra Bella Avenue, Mountain View, California 94043-1824, and our telephone number is (650) 940-4700. We can also be reached at our website at www.IRIDEX.com, however, the information on, or that can be accessed through, our website is not part of this report. As used in this Annual Report on Form 10-K, the terms “Company,” “IRIDEX,” “we,” “us” and “our” refer to IRIDEX Corporation, a Delaware corporation, and when the context so requires, our wholly owned subsidiaries, IRIS Medical Instruments, Inc. and Light Solutions Corporation, both California corporations, and IRIDEX UK, and IRIDEX France S.A.

The IRIDEX Strategy

We are one of the worldwide leaders in developing, manufacturing, marketing, selling and servicing innovative medical laser systems and associated instrumentation. We have a short-term focus to ensure we successfully navigate the current global recession by leveraging the progress we made in 2008, and we have three key elements to our long-term strategy, the goal of which is to provide value to our customers by contributing towards improved patient outcomes and therefore increase long-term shareholder value:

Short-term focus

1.	Continue to carefully manage cash, balancing our expenses with our expected revenues to ensure positive cash flow and to position the Company for long-term growth.

Long-term strategies

1.	Leverage existing sales channels to drive more recurring revenues by adding additional consumable devices for our current ophthalmology market.

2.	Introduce new complementary laser systems and durable delivery devices through internal development and/or acquisition, which either encourage replacement of the existing installed base, or expand the installed base by identifying new procedures or capabilities. We intend to continue our investment in research and development to improve the performance of our systems by developing innovative technologies which can address the customer needs.

3.	Grow adjacent markets with existing sales channels and product offerings particularly in the ear, nose and throat market, where we have been successful in responding to existing demand and add new consumable products in these markets.

See Item 1A. Risk Factors—Factors That May Affect Future Results—“We Depend on Collaborative Relationships to Develop, Introduce and Market New Products, Product Enhancements and New Applications.”

Ophthalmic Products

We utilize a systems approach to product design. Each system includes a console, which generates the laser energy, and a number of interchangeable peripheral delivery devices for use in specific clinical applications. This approach allows our customers to purchase a basic console system and add additional delivery devices as their needs expand or as new applications develop. We believe that this systems approach is a distinguishing characteristic and also brings economies-of-scale to our product development and manufacturing efforts because individual applications do not require the design and manufacture of complete stand-alone products. Our primary equipment products range in price from $2,000 to $60,000, and consist of laser consoles and specialized durable delivery devices. Our line of consumable products has list prices of between $150 and $200 to end customers.

Consoles

Our laser consoles, which are identified below, incorporate the economic and technical benefits of solid state and semiconductor laser technology.

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

Visible (Green) Photocoagulator Consoles. Our OcuLight TX, OcuLight GL and OcuLight GLx solid state and semiconductor-based photocoagulator consoles used in ophthalmology deliver visible (532nm) laser light. The OcuLight TX was first shipped in late 2006 and offers an optional remote control and wireless power-adjust footswitch. The OcuLight TX/GL/GLx have dimensions of 6”H x 12”W x 12”D, draw a maximum of 300 Watts of wall power and requires no water cooling. In December 2002, we commenced shipment of the Millennium Endolase module, which is sold exclusively to Bausch & Lomb for use in their Millennium Microsurgical System. It integrates 532nm photocoagulator capability into Bausch & Lomb’s array of microsurgical capabilities for the vitrectomy procedure. The Millennium Endolase module is compatible with the IRIDEX consumable EndoProbe handpieces and Laser Indirect Ophthalmoscope.

Visible (Yellow) Photocoagulator Console. In 2009 we plan to introduce the industry’s first solid state 577nm (yellow) photocoagulator—the IQ 577. This product utilizes state of the art user interface technology and delivers a 577 wavelength which is at the peak of oxyhemoglobin absorption which allows ophthalmologists to obtain optimal results with lower power (more tissue sparing) compared with green wavelengths. The IQ 577 console weighs 18 pounds, has dimensions of 7.5”H x 12”W x 14”D, draws a maximum of 250 Watts of wall power and requires no water cooling.

Multi-wavelength Laser System Configurations. When used in conjunction with specific IRIDEX laser consoles, our Symphony slit lamp adapter can deliver multiple laser wavelengths from a single slit lamp installation. It combines the clinical versatility and convenience of multiple wavelength delivery into one delivery device for retinal and glaucoma procedures. Currently, our compatible consoles are the OcuLight GLx and the OcuLight Tx green laser consoles and the OcuLight SLx and the IQ 810 infrared laser consoles.

Ophthalmic Delivery Devices

Our versatile family of consoles and delivery devices has been designed to accommodate the addition of new capabilities with a minimal incremental investment. Users of our consoles can add capabilities by simply purchasing new interchangeable delivery devices and utilizing them with their existing console. We have developed both consumable and durable delivery devices and expect to continue to develop additional delivery devices.

TruFocus Laser Indirect Ophthalmoscope (LIO). The indirect ophthalmoscope is designed to be worn on the physician’s head and to be used in procedures to treat peripheral retinal disorders, particularly in infants or adults requiring treatment in the supine position. This product can be used in both diagnosis and treatment procedures at the point-of-care.

Slit Lamp Adapter (SLA). These adapters allow the physician to utilize a standard slit lamp in both diagnosis and treatment procedures. Doctors can install a slit lamp adapter in a few minutes and convert standard diagnostic slit lamps into a therapeutic photocoagulator delivery system. Slit lamp adapters are used in treatment procedures for both retinal diseases and glaucoma. These devices are available in a wide variety of spot diameters. Our standard slit lamp adapters have a single fiber and deliver laser light from a single laser console. Our Symphony slit lamp adapter has multiple fibers and can deliver laser light from two compatible laser consoles.

Operating Microscope Adapter. These adapters allow the physician to utilize a standard operating microscope in both diagnosis and laser treatment procedures. These devices are similar to slit lamp adapters, except that they are oriented horizontally and therefore can be used to deliver retinal photocoagulation to a supine patient.

EndoProbe. Our EndoProbe fiber optic delivery devices are used for endophotocoagulation, a retinal treatment procedure performed in the hospital operating room or surgery center during a vitrectomy procedure. These sterile consumable disposable probes are available in tapered, angled, stepped, aspirating, illuminating, and adjustable styles.

G-Probe. The G-Probe is used in procedures to treat medically and surgically uncontrolled glaucoma, in many instances replacing cyclocryotherapy, or freezing of eye tissues. The G-Probe’s non-invasive procedure takes approximately ten minutes, is performed on an anesthetized eye in the doctor’s office, and results in less pain and fewer adverse side effects than cyclocryotherapy. The G-Probe is a sterile consumable product.

DioPexy Probe. The DioPexy Probe is a hand-held instrument which is used in procedures to treat retinal tears, and breaks non-invasively through the sclera, as an alternative method of attaching the retina. Our DioPexy Probe results in increased precision, less pain and less inflammation than traditional cryotherapy.

Ophthalmology Treatments

The following chart lists the procedures for treating ophthalmic diseases that can be addressed by utilizing our ophthalmic laser systems. These procedures typically are performed in an OR or an ASC and are non-elective and covered by insurance.

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
Indirect
Ophthalmoscope,
EndoProbe*

Glaucoma

Primary Open-Angle	Trabeculoplasty	Infrared & Visible	Slit Lamp Adapter

Angle-closure	Iridotomy	Infrared & Visible	Slit Lamp Adapter

Uncontrolled Glaucoma	Transscleral Cyclophotocoagulation	Infrared	G-Probe*

Retinal Tears and Detachments	Retinopexy Retinal Photocoagulation Vitrectomy Procedure	Infrared & Visible	Slit Lamp Adapter, Laser Indirect Ophthalmoscope, Operating Microscope Adapter, EndoProbe*

	Transscleral Retinal Photocoagulation	Infrared	DioPexy Probe

Retinopathy of Prematurity	Retinal Photocoagulation	Infrared	Laser Indirect Ophthalmoscope

Ocular Tumors	Retinal Photocoagulation	Infrared	Slit Lamp Adapter, Operating Microscope Adapter, Laser Indirect Ophthalmoscope

Macular Holes	Vitrectomy Procedure	Visible	EndoProbe*

*	Consumable single use products

Aesthetics Products

Although light-based products are used in a variety of aesthetics applications, our aesthetics business focuses primarily on pigmented and vascular lesions, skin rejuvenation, skin tightening, hair reduction, leg veins, and acne, treatments that make up three-quarters of all aesthetics laser procedures.

Consoles

Our aesthetics laser consoles, which are described below, incorporate high powered solid state and semi-conductor technology.

Combination Infrared/Visible wavelength laser consoles: This includes the Gemini and VariLite.

The Gemini combines the best features of the Lyra and Aura systems, resulting in one of the most comprehensive and versatile multi-use systems available. It is FDA-cleared for use in 21 different aesthetics applications. It is one of the few dual wavelength lasers on the market, offering 532 nm KTP and 1064 nm Nd:YAG laser wavelengths. The KTP is a fast, high power laser used for skin rejuvenation and treatment of acne, pigmented lesions and other shallow vascular lesions. The Nd:YAG allows for deeper penetration and is used for hair reduction, wrinkle reduction, and the treatment of leg veins and other lesions.

The VariLite is a unique product in the aesthetics business. It includes both 532 nm and 940 nm lasers, which are used for deeper and more recalcitrant vascular lesions that are not easily treated with 532 nm. The 940nm wavelength is also more effective on venous lakes than 532 nm lasers.

Visible (Green) Consoles. The DioLite XP and Aura-i deliver (532 nm) laser light. These lasers deliver from three watts to 20 watts of power that is used for 14 FDA cleared applications ranging from vascular and pigmented lesions to acne.

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

Aesthetics Delivery Devices

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

Dermastat Handpieces. These handpieces are used with the Gemini and Aura-i. They are used as tracing instruments for the treatment of small cutaneous surface lesions, typically vascular, such as telangiectasia.

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

ScanLite Scanner. The ScanLite XP is a computer pattern generator with integrated controls designed to enhance the capabilities of the DioLite XP and VariLite systems. They allow rapid and uniform treatment of larger-area vascular and pigmented skin lesions.

Aesthetics Treatments

The following chart lists the procedures for treating skin diseases that can be addressed by utilizing our dermatology laser systems. These procedures are normally performed in a physician’s office and are elective and private pay.

Condition	Procedure	Console	Delivery Devices
Vascular Lesions Pigmented Lesions Cutaneous Lesions Acne Skin Rejuvenation Hair Reduction	Selective Photothermolysis	Visible	DioLite Handpiece Versastat-i Versastat 10 mm Dermastat ScanLite VariLite Handpiece

Leg Veins Hair Reduction	Selective Photothermolysis	Infrared	Versastat-i Versastat 10 mm

Wrinkle Reduction Scars Acne Scar Reduction	Skin Resurfacing	Infrared	Articulated Arm

Research and Development

We have close working relationships with researchers, clinicians and practicing physicians around the world who provide new ideas, test the feasibility of these new ideas and assist us in validating new products and new applications before they are introduced.

Our research and development activities are performed by a current team of 16 engineers, scientists and regulatory professionals with experience in various aspects of medical products, laser systems, delivery devices and clinical techniques with a focus to introduce innovative products which satisfy the unmet and emerging needs of our customers. The core competencies of the team include: mechanical engineering, electrical engineering, optics, lasers, fiber optics, software, firmware and delivery devices. The research and development process integrates all the necessary disciplines of the Company from product inception through customer acceptance. This process facilitates reliable new product innovations and a consistent pipeline of innovative products for our customers.

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

We believe that it is important to make a substantial contribution to improving clinical outcomes. For instance we have made substantial investments in researching and improving the treatment of serious eye diseases such as age-related macular degeneration, diabetic retinopathy and glaucoma. The objectives of developing new treatments and applications are to expand the potential patient population, to more effectively treat diseases, to treat patients earlier in the treatment regimen and to reduce the side effects of treatment. We spent $4.0 million on research and development in 2008, $5.8 million in 2007 and $5.5 million in 2006.

We consider clinical projects to be a component of our research and development efforts and they may or may not result in additional commercial opportunities. See Item 1A. Risk Factors—Factors That May Affect Future Results—“While We Devote Significant Resources to Research and Development, Our Research and Development May Not Lead to New Products that Achieve Commercial Success.”

Customers and Customer Support

Our products are currently sold to ophthalmologists—particularly those specializing in retina, glaucoma and pediatrics—dermatologists and plastic surgeons. Other customers include research and teaching hospitals, government installations, surgical centers and hospitals. No single customer or distributor accounted for 10% or more of total sales in fiscal years 2008, 2007 or 2006. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We are continuing our efforts to broaden our customer base through the development of new products and new applications of our existing products for use by ophthalmologists and dermatologists. We currently estimate that there are approximately 18,000 ophthalmologists in the United States and 55,000 internationally who are potential customers. Additionally, we estimate that there are approximately 5,000 and 18,000 hospitals in the United States and internationally, respectively, as well as approximately 5,000 ambulatory surgical centers in the United States which potentially represent multiple unit sales. We believe there are approximately 9,000 dermatologists and approximately 8,000 plastic surgeons in the United States who are potential customers. Because independent ophthalmologists and dermatologists frequently practice at their own offices, as well as through affiliations with hospitals or other medical centers, each independent ophthalmologist, dermatologist, plastic surgeon, office, hospital and medical center is a potential customer for our products.

We seek to provide superior customer support and service and believe that our customer service and technical support distinguish our product offerings from those of our competitors. We provide depot service at our Mountain View facility for our ophthalmology and small aesthetics products and we provide field service for the large aesthetics products we acquired in the Laserscope acquisition. Our customer support representatives assist customers with orders, warranty returns and other administrative functions. Our technical support engineers provide customers with answers to technical and product-related questions. We maintain an “around-the-clock” telephone service line to service our customers. If a problem with a depot serviceable product cannot be diagnosed and resolved by telephone, a service loaner is shipped overnight to domestic customers under warranty or service contract, and by the most rapid delivery means available to our international customers, and the problem unit is returned to us. The small size and rugged design of our products allows for economical shipment and quick response to customers almost anywhere in the world.

Sales and Marketing

We sell and market our products in the United States predominantly through our direct sales force. Our direct sales force is separated into two separate divisions, one for ophthalmology and one for aesthetics. In total we had a direct sales force of 16 employees who were engaged in sales efforts within the United States as of January 3, 2009. Our sales and marketing organization is based at our corporate headquarters in Mountain View, California with area sales managers located throughout the United States.

We sell and market our products internationally through approximately 100 independent distributors into over 107 countries. International sales represented 44.4%, 46.1% and 39.2% of our sales in 2008, 2007 and 2006, respectively. We believe that our international sales will continue to represent a significant portion of our revenues for the foreseeable future. As a result of the Laserscope acquisition we acquired two wholly owned subsidiaries, one located in the UK and the other in France. Our subsidiaries are responsible for selling, marketing and servicing our aesthetics products in their local geography. In June 2008, we transitioned the responsibility for the sales and service of our aesthetics products in the UK to an independent distributor. Our other international sales are made principally to customers in Europe, Asia, the Pacific Rim, the Middle East and Latin America. Our indirect international sales are administered through our corporate headquarters in Mountain View, California. Our distribution agreements with our international distributors are generally exclusive and typically can be terminated by either party without cause with 90 days notice. International sales may be adversely affected by the imposition of governmental controls, currency fluctuations, restrictions on export technology, political instability, trade restrictions, changes in tariffs and the economic condition in each country in which we sell our products. See Item 1A. Risk Factors—Factors That May Affect Future Results—“We Depend on International Sales for a Significant Portion of Our Operating Results.”

To support our sales process we conduct marketing programs which include: clinical education, direct mail, trade shows, public relations, market research, and advertising in trade and academic journals and newsletters. We annually participate in over 100 trade shows worldwide. These meetings allow us to present our products to existing and prospective buyers.

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

Operations

The manufacture of our infrared and visible light photocoagulators and the related delivery devices is a highly complex and precise process. Completed systems must pass quality control and reliability tests before shipment. Our manufacturing activities consist of specifying, sourcing, assembling and testing of components and certain subassemblies for assembly into our final product. As of January 3, 2009, we had a total of 51 employees engaged in manufacturing activities.

The medical devices manufactured by us are subject to extensive regulation by numerous governmental authorities, including federal, state, and foreign governmental agencies. The principal regulator in the United States is the Food and Drug Administration (FDA). In April 1998, we received certification for ISO 9001/EN 46001, which is an international quality system standard that documents compliance to the European Medical Device Directive. In February 2004, we were certified to ISO 13485:2003, which replaced ISO 9001/EN46001 as the international standard for quality systems as applied to medical devices. In August 2008, we received FDA 510(k) clearance on our Family of IRIDEX IQ Laser Systems. This clearance covers the IRIDEX IQ 532, IQ 577, IQ 630-670, and IQ 810 Laser Systems and their associated delivery devices to deliver laser energy in either CW-Pulse, MicroPulse or LongPulse mode. These Laser Systems are intended for a wide range of specific applications in the medical specialties of ophthalmology, ear, nose and throat (ENT)/otolaryngology and dermatology.

We rely on third parties to manufacture substantially all of the components used in our products, although we assemble critical subassemblies and the final product at our facility in Mountain View, California. Some of these suppliers and manufacturers are sole source. We have some long-term or volume purchase agreements with our suppliers but currently purchase most components on a purchase order basis. These components may not be available in the quantities required, on reasonable terms, or at all. Financial or other difficulties faced by our suppliers or significant changes in demand for these components or materials could limit their availability. Any failures by such third parties to adequately perform may delay the submission of products for regulatory approval, impair our ability to deliver products on a timely basis or otherwise impair our competitive position. See Item 1A. Risk Factors—Factors That May Affect Future Results—“We Depend on Sole Source or Limited Source Suppliers.”

International regulatory bodies often establish varying product standards, packaging requirements, labeling requirements, tariff regulations, duties and tax requirements. As a result of our sales in Europe, we are required to have all products “CE” marked, an international symbol affixed to all products demonstrating compliance to the European Medical Device Directive and all applicable standards. In July 1998, we received CE mark certification under Annex II guidelines, the most stringent path to CE certification. With Annex II CE mark certification, we have demonstrated our ability to both understand and comply with all applicable standards under the European Medical Device Directive. This allows us to CE mark any product upon our internal verification of compliance to all applicable European standards. Currently, all released products are CE marked. Continued certification is based on successful review of the process by our European Registrar during its annual audit. Any loss of certification would have a material adverse effect on our business, results of operations and financial condition. See Item 1A. Risk Factors—Factors That May Affect Future Results—“We Are Subject to Government Regulations Which May Cause Us to Delay or Withdraw the Introduction of New Products or New Applications for Our Products.”

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

Our principal competitors in ophthalmology are Alcon Inc., Carl Zeiss Meditec AG, Nidek Co. Ltd, Synergetics, Ellex Medical Lasers, Ltd. and Lumenis Ltd. Most of these companies currently offer a competitive, semiconductor-based laser system for ophthalmology. Also within ophthalmology, pharmaceutical alternative treatments for AMD such as Lucentis/Avastin (Genentech), and to a lesser extent Visudyne (Novartis) and Macugen (OSI Pharmaceuticals) compete rigorously with traditional laser procedures.

In aesthetics our principal competitors are Cutera, Candela Corporation, Palomar Technologies, Inc., Sciton, Lumenis Ltd and Cynosure.

Some ophthalmic and aesthetic competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. Some companies also have greater name recognition than us and long-standing customer relationships. In addition, other medical companies, academic and research institutions, or others, may develop new technologies or therapies, including medical devices, surgical procedures or pharmacological treatments and obtain regulatory approval for products utilizing such techniques that are more effective in treating the conditions targeted by us, or are less expensive than our current or future products. Our technologies and products could be rendered obsolete by such developments. Any such developments could have a material adverse effect on our business, financial condition and results of operations. See Item 1A. Risk Factors—Factors That May Affect Future Results—“We Face Strong Competition in Our Markets and Expect the Level of Competition to Grow in the Foreseeable Future.”

Patents and Proprietary Rights

Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued sixteen United States patents and five foreign patents on the technologies related to our products and processes, which have expiration dates ranging from 2009 to 2023. We have approximately six pending patent applications in the United States and six foreign pending patent applications that have been filed. Our patent applications may not be approved.

Along with the acquisition of the AMS/Laserscope aesthetic products, we acquired a royalty-free license to eleven of the AMS/Laserscope patents. In addition, we acquired a license to a Palomar patent under which royalties are paid to Palomar based upon a percentage of sales of certain products acquired from AMS/Laserscope.

In addition to patents, we rely on trade secrets and proprietary know-how which we seek to protect, in part, through proprietary information agreements with employees, consultants and other parties. Our proprietary information agreements with our employees and consultants contain provisions requiring such individuals to assign to us, without additional consideration, any inventions conceived or reduced to practice by them while employed or retained by us, subject to customary exceptions—See Item 1A. Risk Factors—Factors That May Affect Future Results—“We Rely on Patents and Proprietary Rights to Protect our Intellectual Property and Business.”

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

Private third-party reimbursement plans are also developing increasingly sophisticated methods of controlling health-care costs by imposing limitations on reimbursable procedures and the exploration of more cost-effective methods of delivering health care. In general, these government and private measures have caused health care providers, including our customers, to be more selective in the purchase of medical products. In addition, changes in government regulation or in private third-party payers’ policies may limit or eliminate reimbursement for procedures employing our products, which could have a material adverse effect on our business, results of operations and financial condition. See Item 1A Risk Factors—Factors That May Affect Future Results—“Our Operating Results May be Adversely Affected by Changes in Third Party Coverage and Reimbursement Policies and any Uncertainty Regarding Healthcare Reform Measures.”

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

Employees

At January 3, 2009 we had a total of 149 full-time employees (143 in the U.S. and 6 in France), including 82 in operations and service, 35 in sales and marketing, 16 in research and development and 16 in finance and administration. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. At January 3, 2009, we employed 15 such persons. Our future success will depend in part on our ability to attract, train, retain and motivate highly qualified employees, who are in great demand. We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization, and we have never experienced a work stoppage or strike. We consider our employee relations to be good.

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

Factors That May Affect Future Results

In addition to the other information contained in this Annual Report Form 10-K, we have identified the following risks and uncertainties that may have a material adverse effect on our business, common stock price, financial condition or results of operation. You should carefully consider the risks described below before making an investment decision.

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

Recent macro-economic issues involving the broader financial markets, including the housing and credit system and general liquidity issues in the securities markets, have negatively impacted the economy and may negatively affect our growth. In addition, weak economic conditions and declines in consumer spending and consumption may harm our operating results. Purchases of our products are often discretionary. If the economic climate deteriorates further, customers or potential customers could delay, reduce or forego their purchases of our products and services, which could impact our business in a number of ways, including lower prices for our products and services and reduced or delayed sales. There could be a number of follow-on effects from the current financial crisis on our business, including insolvency of key suppliers resulting in product delays; delays in customer payments of outstanding accounts receivable and/or customer insolvencies; counterparty failures negatively impacting our operations; and increased expense or inability to obtain future financing.

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

•

price of our products and prices of competing products and technologies particularly in light of the current macro-economic environment, in which the availability of credit is limited and purchasers may delay capital investments or place additional emphasis on price when making their purchase decision;

•	availability of competing products, technologies and alternative treatments; and

•	level of reimbursement for treatments administered with our products.

In addition, we derive a meaningful portion of our sales from recurring revenues including consumable EndoProbe devices and service. Our ability to increase recurring revenues from the sale of consumable EndoProbe devices will depend primarily upon the features of our current products and product innovation, ease of use and prices of our products, including the relationship to prices of competing delivery devices. The level of our service revenues will depend on the quality of service we provide and the responsiveness and the willingness of our customers to request our services rather than purchase competing products or services. Any significant decline in market acceptance of our products or our revenues derived from the sales of laser consoles, delivery devices or services may have a material adverse effect on our business, results of operations and financial condition.

If There is Not Sufficient Demand for the Aesthetics Procedures Performed with Our Products, Practitioner Demand for Our Products Could be Inhibited, Resulting in Unfavorable Operating Results and Reduced Growth Potential.

The global aesthetics market has seen a sharp contraction in 2008 and we have seen reduced demand for our products because most procedures performed using our aesthetics products are elective procedures not reimbursable through government or private health insurance, with the costs borne by the patient. The decision to purchase our aesthetics products may therefore be influenced by a number of factors, including:

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

We Believe There May be a Risk as to Whether Our Current Liquidity and Capital Resources Will be Sufficient to Meet Our Planned Operating Requirements for the Next 12 Months.

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

Management is of the opinion that the Company’s current cash and cash equivalents together with its credit facility provides sufficient liquidity to operate for the next 12 months, that the covenants contained in the Company’s credit facility with Wells Fargo Bank are reasonable and management expects to be able to meet these covenants. However if the Company is not able to perform as projected in its operating plan and becomes out of compliance with its debt covenants, Wells Fargo Bank would be entitled to exercise its remedies under the credit facility which include declaring all outstanding obligations thereunder due. For example, in August 2008 the Company was not in compliance with the debt service covenant contained in the credit facility with Wells Fargo Bank; however, the Company has obtained a waiver from the bank and was in compliance with the covenants in September 2008 and at January 3, 2009.

We Depend on International Sales for a Significant Portion of Our Operating Results.

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the fiscal year ended January 3, 2009, our international sales were $21.6 million or 44.4% of total sales. We anticipate that international sales will continue to account for a significant portion of our revenues, particularly ophthalmology, in the foreseeable future. None of our international revenues and costs has been denominated in foreign currencies, other than sales made by our French subsidiary. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. The factors stated above could have a material adverse effect on our business, financial condition or results of operations. Our international operations and sales are subject to a number of other risks and potential costs, including:

•	impact of recessions in global economies and availability of credit;

•	fluctuations in foreign currency exchange rates;

•	performance of our international channel of distributors;

•	longer accounts receivable collection periods;

•	differing local product preferences and product requirements;

•	cultural differences;

•	changes in foreign medical reimbursement and coverage policies and programs;

•	political and economic instability;

•	difficulty in staffing and managing foreign operations;

•	foreign certification requirements, including continued ability to use the “CE” mark in Europe;

•	reduced or limited protections of intellectual property rights in jurisdictions outside the United States;

•	potentially adverse tax consequences; and

•	multiple protectionist, adverse and changing foreign governmental laws and regulations.

Any one or more of these factors stated above could have a material adverse effect on our business, financial condition or results of operations.

As we expand our existing international operations we may encounter new risks. For example, as we focus on building our international sales and distribution networks in new geographic regions, we must continue to develop relationships with qualified local distributors and trading companies. If we are not successful in developing these relationships, we may not be able to grow sales in these geographic regions. These or other similar risks could adversely affect our revenues and profitability.

We Face Strong Competition in Our Markets and Expect the Level of Competition to Grow in the Foreseeable Future.

Competition in the market for devices used for ophthalmic and aesthetics treatment procedures is intense and is expected to increase. Our competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. Our principal competitors in ophthalmology are Alcon Inc., Carl Zeiss Meditec AG, Nidek Co. Ltd, Synergetics, Ellex Medical Lasers, Ltd. and Lumenis Ltd. Most of these companies currently offer a competitive, semiconductor-based laser system for ophthalmology. Also within ophthalmology, pharmaceutical alternative treatments for AMD such as Lucentis/Avastin (Genentech), and to a lesser extent Visudyne (Novartis) and Macugen (OSI Pharmaceuticals) compete rigorously with traditional laser procedures.

In aesthetics our principal competitors are Cutera, Candela Corporation, Palomar Technologies, Inc., Sciton, Lumenis Ltd. and Cynosure. These competitors have more sales representatives supporting broader product lines. Some competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do.

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

We Rely on Patents and Proprietary Rights to Protect our Intellectual Property and Business.

Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued sixteen United States patents and five foreign patents on the technologies related to our products and processes. We have approximately six pending patent applications in the United States and six foreign pending patent applications that have been filed. Our patent applications may not be approved. Along with the acquisition of the AMS/Laserscope aesthetic products, we acquired a royalty-free license to eleven of the AMS/Laserscope patents. In addition, we acquired a license to a Palomar patent under which royalties are paid to Palomar based upon a percentage of sales of certain products acquired from AMS/Laserscope. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.

Patents have a limited lifetime and once a patent expires competition may increase. For example our “Connector Patent” used to connect our delivery devices (consumable & durable) to our laser consoles will expire in 2009. Delivery devices which do not utilize our Connector Patent technology are not recognized by our laser consoles. We derive, and expect to continue to derive, a large portion of our recurring revenue and profits from sales of our consumable EndoProbe devices. Expiration of this patent may increase competition from our competitors for our consumable EndoProbe device business and there can be no guarantees that we will maintain our market share of this business.

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

Our ability to sell our products and generate revenues depends upon our direct sales force within the United States and relationships with independent distributors outside the United States. Currently our direct sales force consists of 16 employees and we maintain relationships with approximately 100 independent distributors internationally selling our products into 107 countries. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are entirely dependent on the efforts of these third parties. If any distributor breaches terms of its distribution agreement or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory would be adversely affected.

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

We have Remediated the Material Weakness in Our Internal Controls and Procedures but still have Significant Deficiencies which could Harm Our Operating Results or Cause Us to Fail to Meet Our Regulatory or Reporting Obligations

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, management concluded that our disclosure controls and procedures were effective at the reasonable assurance level and that the material weakness in our internal control over financial reporting related to our financial reporting process identified in our Annual Report on Form 10-K for the year ended December 29, 2007 has been remediated. See Item 9A of Part II of this Annual Report on Form 10-K.

During the evaluation we did note several significant deficiencies, which related to our need to: establish additional controls over our accounting close process; improve our controls over demo and loaner inventory; and institute more stringent data backup and recovery procedures. A significant deficiency is a deficiency or a combination of deficiencies in internal control over financial reporting that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

We are taking steps designed to remedy the significant deficiencies noted above. However, if despite our remediation efforts, we fail to remediate the significant deficiencies, we could be subject to regulatory scrutiny and a loss of public confidence in our disclosure controls and procedures. It is also possible that failure to remediate the significant deficiencies discussed above or other matters may result in the Company concluding in future periods that there is a material weakness in our disclosure controls and procedures.

Even if we are to successfully remediate such significant deficiencies, because of inherent limitations, our disclosure controls and procedures may not prevent or detect misstatements or material omissions. Projections or any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

We Depend on Collaborative Relationships to Develop, Introduce and Market New Products, Product Enhancements and New Applications.

We depend on both clinical and commercial collaborative relationships. We entered into a Product Supply Agreement with AMS in connection with the acquisition of the aesthetics business of Laserscope, pursuant to which AMS manufactured several of our aesthetics products. With the exception of some service parts, we transitioned the manufacturing for the majority of these products to our facilities during the fourth quarter of 2007. We are party to a Manufacture and Supply Agreement with Synergetics, Inc. pursuant to which Synergetics manufactures the Company’s line of adjustable laser probes on a non-exclusive basis. We have entered into collaborative relationships with academic medical centers and physicians in connection with the research and innovation and clinical testing of our products. Commercially, we currently collaborate with Bausch & Lomb to design and manufacture a solid-state green wavelength (532nm) laser photocoagulator module for Bausch & Lomb, called the Millennium Endolase module. The Millennium Endolase module is designed to be a component of Bausch & Lomb’s ophthalmic surgical suite product offering and is not expected to be sold as a stand-alone product. Sales of the Millennium Endolase module are dependent upon the actual order rate from and shipment rate to Bausch & Lomb, which depends on the efforts of our partner and is beyond our control. We cannot assure you that our relationship with Bausch & Lomb will result in further sales of our Millennium Endolase module. The failure to obtain any additional future clinical or commercial collaborations and the resulting failure or success of such arrangements of any current or future clinical or commercial collaboration relationships could have a material adverse effect on our ability to introduce new products or applications and therefore could have a material adverse effect on our business, results of operations and financial condition.

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

•	our ability to maintain sales volumes at a level sufficient to cover fixed manufacturing and operating costs;

•	fluctuations in our product mix between ophthalmology and aesthetics products and foreign and domestic sales;

•	our ability to address our liquidity issues should the need occur;

•	the effect of regulatory approvals and changes in domestic and foreign regulatory requirements;

•	introduction of new products, product enhancements and new applications by our competitors, entry of new competitors into our markets, pricing pressures and other competitive factors;

•	our long and highly variable sales cycle;

•	changes in the prices at which we can sell our products;

•	changes in customers’ or potential customers’ budgets as a result of, among other things, reimbursement policies of government programs and private insurers for treatments that use our products; and

•	increased product innovation costs.

In addition to these factors, our quarterly results have been, and are expected to continue to be, affected by seasonal factors.

Our expense levels are based, in part, on expected future sales. If sales levels in a particular quarter do not meet expectations, we may be unable to adjust operating expenses quickly enough to compensate for the shortfall of sales, and our results of operations may be adversely affected. We encountered this adverse effect on our operating results in each of the last eight quarters ended starting with the quarter ended March 31, 2007 through the quarter ended January 3, 2009. In addition, we have historically made a significant portion of each quarter’s product shipments near the end of the quarter. If that pattern continues, any delays in shipment of products could have a material adverse effect on results of operations for such quarter. Due to these and other factors, we believe that quarter to quarter and year to year comparisons of our past operating results may not be meaningful. You should not rely on our results for any quarter or year as an indication of our future performance. Our operating results in future quarters and years may be below expectations, which would likely cause the price of our common stock to fall.

Our Stock Price Has Been and May Continue to be Volatile and an Investment in Our Common Stock Could Suffer a Decline in Value.

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. In addition, the trading price of our common stock has been significantly adversely affected by our recent operating performance and by liquidity issues. In the fiscal year ended January 3, 2009, the trading price of our common stock fluctuated from a high of $4.29 per share to a low of $0.82 per share. There can be no assurance our common stock trading price will not suffer additional declines. From time to time, we meet with investors and potential investors. In addition, we receive attention from securities analysts and present at some analyst meetings. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes. These broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

Inability of Obtaining Credit or Material Increases in Interest Rates May Harm Our Sales.

Some of our products are sold to health care providers in general practice. Many of these health care providers purchase our products with funds they secure through various financing arrangements with third party financial institutions, including credit facilities and short-term loans. If availability of credit becomes more limited, or interest rates increase, these financing arrangements will be harder to obtain or more expensive to our customers, which may decrease demand for our products. Any reduction in the sales of our products would cause our business to suffer.

We Are Subject To Government Regulations Which May Cause Us to Delay or Withdraw the Introduction of New Products or New Applications for Our Products.

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

We are currently required to demonstrate and maintain compliance with the FDA’s Quality System Regulation, or QSR. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. Because our products involve the use of lasers, our products also are covered by a performance standard for lasers set forth in FDA regulations. The laser performance standard imposes specific record-keeping, reporting, product testing and product labeling requirements. These requirements include affixing warning labels to laser products, as well as incorporating certain safety features in the design of laser products. The FDA enforces the QSR and laser performance standards through periodic unannounced inspections. We have been, and anticipate in the future being, subject to such inspections. Our failure to take satisfactory corrective action in response to an adverse QSR inspection or our failure to comply with applicable laser performance standards could result in enforcement actions, including a public warning letter, a shutdown of our manufacturing operations, a recall of our products, civil or criminal penalties, or other sanctions, such as those described in the preceding risk factor above, which would cause our sales and business to suffer.

If We Modify One of Our FDA Approved Devices, We May Need to Seek Reapproval, Which, if Not Granted, Would Prevent Us from Selling Our Modified Products or Cause Us to Redesign Our Products.

Any modifications to an FDA-cleared device that would significantly affect its safety or effectiveness or that would constitute a major change in its intended use would require a new 510(k) clearance or possibly a premarket approval. We may not be able to obtain additional 510(k) clearance or premarket approvals for new products or for modifications to, or additional indications for, our existing products in a timely fashion, or at all. Delays in obtaining future clearance would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenues and future profitability. We have made modifications to our devices in the past and may make additional modifications in the future that we believe do not or will not require additional clearance or approvals. If the FDA disagrees, and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing the modified devices, which could harm our operating results and require us to redesign our products.

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

Laser systems are inherently complex in design and require ongoing regular maintenance. The manufacture of our lasers, laser products and systems involves a highly complex and precise process. As a result of the technical complexity of our products, changes in our or our suppliers’ manufacturing processes or the inadvertent use of defective materials by us or our suppliers could result in a material adverse effect on our ability to achieve acceptable manufacturing yields and product reliability. To the extent that we do not achieve such yields or product reliability, our business, operating results, financial condition and customer relationships would be adversely affected. We provide warranties on certain of our product sales, and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires us to make estimates of failure rates and expected costs to repair or replace the products under warranty. We currently establish warranty reserves based on historical warranty costs. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of revenues may be required in future periods.

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

If We Fail to Manage Growth Effectively, Our Business Could Be Disrupted Which Could Harm Our Operating Results.

We have experienced and may in the future experience growth in our business, both organically and through the acquisition of businesses and products. We have made and expect to continue to make significant investments to enable our future growth through, among other things, new product innovation and clinical trials for new applications and products. We must also be prepared to expand our work force and to train, motivate and manage additional employees as the need for additional personnel arises. Our personnel, systems, procedures and controls may not be adequate to support our future operations. Any failure to effectively manage future growth could have a material adverse effect on our business, results of operations and financial condition.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease 37,000 square feet of space in Mountain View, California. This facility is being substantially utilized for all of our manufacturing, research and development efforts and also serves as our corporate headquarters. This facility is utilized for both our ophthalmology medical device segment and our dermatology medical device segment. On December 22, 2008, the lease was amended and renewed for an additional six year period beginning March 1, 2009 until February 28, 2015. The Company also leases 2,100 square feet of space in Cwmbran, South Wales and 1,600 square feet in Lisses, France which come up for renewal in April 2010 and September 2009, respectively. These premises are utilized for sales, service and support.

Management believes that our Mountain View facility has capacity adequate for our current needs and that suitable additional space or an alternative space would be available as needed in the future on commercially reasonable terms.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information for Common Equity

Our common stock is currently and has been quoted on the NASDAQ Global Market under the symbol “IRIX” and has been since our initial public offering on February 15, 1996. The following table sets forth for the periods indicated the high and low sales prices for our common stock, as reported on the NASDAQ Global Market.

	High	Low
Fiscal 2008
Fourth Quarter	$3.58	$0.82
Third Quarter	4.29	1.85
Second Quarter	2.68	1.49
First Quarter	4.15	1.60
Fiscal 2007
Fourth Quarter	$5.36	$2.20
Third Quarter	5.44	2.32
Second Quarter	8.90	4.75
First Quarter	10.70	8.50

On March 26, 2009 the closing price on the NASDAQ Global Market for our common stock was $0.86 per share. As of March 26, 2009, there were approximately 64 holders of record (not in street name) of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of our stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future. In addition, the payment of cash dividends to our stockholders is currently prohibited by our credit facility. See Note 9 of Notes to Consolidated Financial Statements.

Item 6.	Selected Financial Data

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

	Fiscal Year 2008	Fiscal Year 2007
Consolidated Statement of Operations Data:
Revenues	$48,528	$55,532
Cost of revenues	28,849	31,248

Gross profit	19,679	24,284

Operating expenses:
Research and development	4,009	5,779
Selling, general and administrative	17,842	27,930
Impairment of goodwill and intangibles assets	5,364	14,690

Total operating expenses	27,215	48,399

Loss from operations	(7,536)	(24,115)
Legal settlement	800	2,500
Interest and other expense income, net	(507)	(644)

Loss before income taxes	(7,243)	(22,259)
Provision from income taxes	(127)	(13)

Net loss	$(7,370)	$(22,272)

Share Data (basic and diluted):
Basic net loss per common share	$(0.84)	$(2.69)
Diluted net loss per common share	$(0.84)	$(2.69)
Shares used in net loss per common share calculation
Basic and diluted	8,824	8,293

	January 3, 2009	December 29, 2007
Consolidated Balance Sheet Data:
Cash, cash equivalents and available-for-sale securities	$5,307	$5,809
Working capital	9,211	7,659
Total assets	28,225	46,654
Total stockholders’ equity	11,746	18,810

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

IRIDEX Corporation is a leading worldwide provider of therapeutic based laser systems and delivery devices used to treat eye diseases in ophthalmology and skin conditions in aesthetics. In January 2007, the Company acquired Laserscope’s aesthetics business, including its subsidiaries in France and the United Kingdom (UK) from American Medical Systems Holdings (AMS). Laserscope aesthetics treatments encompass minimally invasive surgical treatments for pigmented and vascular lesions, skin rejuvenation, skin tightening, hair reduction, leg veins, and acne. Our previous dermatology lasers were incorporated with the Laserscope aesthetics product offering to create an expanded aesthetics business.

Our products are sold in the United States (US) predominantly through a direct sales force and internationally through approximately 100 independent distributors into 107 countries except for our aesthetics products which are sold, marketed and serviced directly in the UK and France. In June 2008, we signed an agreement which transferred the responsibility for sales and service of our aesthetics products in the UK to an independent distributor along with the transfer of associated assets.

We manage and evaluate our business in two segments—ophthalmology and aesthetics. We further break down these segments by geography—Domestic (US) and International (the rest of the world). In addition, within ophthalmology, we review trends by laser system sales (consoles and durable delivery devices) and recurring sales (single use consumable laser probes (“consumables”), service and support).

Our ophthalmology revenues arise primarily from the sale of our OcuLight and IQ 810 laser systems, consumables and revenues from service and support activities. Our current family of OcuLight systems includes the OcuLight TX, the OcuLight Symphony (Laser Delivery System), OcuLight SL, OcuLight SLx, OcuLight GL and OcuLight GLx laser photocoagulation systems as well as the IQ 810 laser system. We also produce the Millennium Endolase module which is sold exclusively to Bausch & Lomb and incorporated into their Millennium Microsurgical System.

Our aesthetics revenues arise primarily from the sales our Laserscope aesthetics products including: the Gemini, Venus-i, Lyra-i and Aura-i Laser Systems, the VersaStat 10 mm, VersaStat-i, and Dermastat handpieces along with an articulated arm for the Venus-i Laser System, as well as our IRIDEX VariLite and DioLite XP laser systems.

Sales to international distributors are made on open credit terms or letters of credit and are currently denominated in United States dollars and accordingly, are not subject to risks associated with currency fluctuations. Sales of aesthetics products to end customers from our French subsidiary are denominated in Euros.

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

Research and development expenses consist primarily of personnel costs, materials to support new product development and research support provided to clinicians at medical institutions developing new applications which utilize our products and regulatory expenses. Research and development costs have been expensed as incurred.

Sales, general and administrative expenses consist primarily of costs of personnel, sales commissions, travel expenses, advertising and promotional expenses, legal, accounting and other public company costs, insurance and other expenses not allocated to other departments.

Results of Operations—2008, 2007 and 2006

Our fiscal year always ends on the Saturday closest to December 31. Fiscal 2008 ended on January 3, 2009, fiscal 2007 ended on December 29, 2007, and fiscal 2006 ended on December 30, 2006. Consequently, fiscal 2008 included 53 weeks of operations while fiscal years 2007 and 2006 included only 52.

The following table sets forth certain operating data as a percentage of revenue for the periods included.

	Percentage of Revenue Years Ended
	Jan 3, 2009	Dec 29, 2007	Dec 30, 2006
Revenues	100.0%	100.0%	100.0%
Cost of revenues	59.4	56.3	47.6

Gross margin	40.6	43.7	52.4
Operating expenses:
Research and development	8.2	10.4	15.3
Sales, general and administrative	36.8	50.3	50.3
Impairment of goodwill and intangible assets	11.1	26.5	—

Total operating expense	56.1	87.2	65.6

Loss from operations	(15.5)	(43.4)	(13.3)
Legal settlement	1.6	4.5	—
Interest and other (expense) income, net	(1.0)	(1.2)	2.1

Other income, net	0.6	3.3	2.1

Loss before income taxes	(14.9)	(40.1)	(11.2)
Provision for income taxes	(0.3)	(0.0)	(4.8)

Net loss	(15.2)%	(40.1)%	(16.0)%

Acquisitions.

In order to more fully understand the comparison of the results of operations for the year ended January 3, 2009 to the years ended December 29, 2007 and December 30, 2006, it is important to note that we acquired Laserscope’s aesthetics business from AMS in January 2007, which had a material impact on our financial position and results of operations in fiscal 2008 and fiscal 2007.

Impairment of Goodwill and Intangible Assets.

As a result of the acquisition of the Laserscope aesthetics business from AMS in January 2007, the Company recorded $16.4 million of intangible assets and $10.1 million of Goodwill. The intangible assets are being amortized over their useful lives with $1.8 million and $1.8 million being charged to cost of revenues and $0.5 million and $1.0 million being charged to Sales, General and Administrative expense for 2008 and 2007, respectively. Please refer to the following for additional information on the impairment charges incurred in 2008 and 2007.

In December 2008, the Company performed its annual impairment test in accordance with SFAS 142—Goodwill and Other Intangible Assets. We identified the Laserscope Aesthetics reporting unit as the appropriate reporting unit for this analysis. Reporting units are operating segments or components of operating segments for which discrete financial information is available. Based on operating results for 2008 and the outlook for the aesthetics business for 2009 and beyond, management concluded that the carrying value of the reporting unit exceeded its fair value. Management subsequently determined the fair value of the assets and liabilities of the reporting unit to measure the amount of impairment loss. By establishing the fair value of the reporting unit and the fair value of assets and liabilities within the reporting unit, the Company determined the amount of impairment to goodwill. Consequently, in December 2008, an impairment loss to goodwill of $3.2 million was recognized and goodwill was reduced from $3.2 million to $0. In addition the operating results for 2008 and the outlook for the aesthetics business for 2009 indicated that the carrying amount of the intangible assets may not be recoverable from future undiscounted cash flows in accordance with SFAS 144—Accounting for the Impairment or Disposal of Long-Lived Assets. As a result, management tested the intangible assets to determine recoverability and consequently, in December 2008, a write down to the gross carrying value of intangible assets of $2.1 million was recorded reducing the gross carrying value from $8.6 million to $6.5 million. The net carrying value of all intangible assets including non-Laserscope related intangible assets as of January 3, 2009 was $1.5 million.

A similar review was conducted at the end of fiscal 2007. The consequence was to write down goodwill by $6.9 million from $10.1 million to $3.2 million and write down the gross carrying value of the intangible assets by $7.8 million from $16.4 million to $8.6 million in fiscal 2007. The net carrying value of all intangible assets including non-Laserscope related intangible assets as of December 29, 2007 was $5.9 million.

Comparison of 2008 and 2007

Revenues.

Total revenues in 2008 were $48.5 million as compared with $55.5 million in 2007, a decrease of $7.0 million or 12.6%. The decrease is directly attributable to the decrease in aesthetics revenues. The decline is primarily due to the global economic environment which significantly affected demand for aesthetic products during fiscal 2008.

Ophthalmology revenues in total remained constant. Ophthalmology recurring revenues consisting of consumables and service increased $1.3 million, or 8.4%, from $15.7 million to $17.0 million. Domestic ophthalmology systems decreased $0.3 million, or 4.8%, from $6.3 to $6.0 million. International ophthalmology systems decreased $1.3 million, or 14.9%, from $8.7 million to $7.4 million. OEM revenues increased $0.3 million or 20.3% from $1.6 million to $1.9 million. OEM revenues are generated from a long standing relationship and the demand for this product is dependent on the OEM’s market demand.

Aesthetics revenues in total decreased $7.1 million or 30.4%, from $23.2 million to $16.1 million. Service revenues increased $0.1 million or 2.6%, from $7.0 million to $7.1 million. International aesthetics system revenues decreased $3.4 million or 33.4%, from $10.2 million to $6.8 million, domestic aesthetics system revenues decreased $3.8 million or 63.6%, from $6.0 million to $2.2 million.

Gross profit.

Gross profit decreased $4.6 million from $24.3 million in 2007 to $19.7 million in 2008. The decrease in gross profit is attributable to the overall reduction in revenues as mentioned above and a reduction in the gross margin obtained on revenues.

Gross margin represented 40.6% of revenues in 2008 compared with 43.7% of revenues in 2007. Gross margins were negatively impacted by: amortization of intangible assets, 3.8%; expensing of previously capitalized manufacturing overhead costs associated with applying overhead burden to closing inventory, as a consequence of reducing inventory levels during 2008, 2.5%; and increases in inventory reserves, primarily relating to aesthetics inventory, 2.0%. The aggregate impact of these items was to reduce gross margins by 8.3%. Going forward we see the amount of expense attributable to these items trending lower and as a consequence would expect to see our gross margins trending higher to a range of 45% to 50% assuming similar revenue levels and product mix.

Research and development.

Research and development (R&D) expenses decreased $1.8 million or 30.6%, from $5.8 million in 2007 to $4.0 million in 2008. The decrease in R&D spending is primarily attributable to decreases in salary, benefits, consulting and temporary help and related costs including stock compensation charges of $1.2 million and a reduction of material costs consumed in engineering development projects of $0.3 million as a result of reduced headcount, mostly management and our focus on cost control. In line with our overall Company strategy for fiscal 2009, we expect to target our level of R&D spending at approximately 10% of revenues.

Sales, general and administrative.

Sales, general and administrative (SG&A) expenses decreased $10.1 million or 36.1%, from $27.9 million in 2007 to $17.8 million in 2008. The decrease in SG&A spending, in general, was a result of the Company’s objective to return the Company to operating stability by carefully managing expenses. The decrease in SG&A spending is primarily attributable to decreases in salary, benefits, consulting and temporary help and related costs including stock compensation and travel expenses of $4.0 million as a result of a reduction in headcount. Commissions decreased $0.6 million as a result of reduced revenues and marketing expenses decreased $1.8 million. Legal fees, as a result of a settlement of litigation in 2007, decreased $1.5 million. The overall UK subsidiary spending decreased $1.2 million as a result of transferring the responsibility for sales and service in the UK to an independent distributor.

Legal settlement and Interest and other (expense) income, net.

Income from the settlement with Synergetics of legal claims related to patents infringement amounted to $0.8 million and $2.5 million for 2008 and 2007, respectively. The Company anticipates receiving an additional $3.2 million in other income from the settlement, to be paid to the Company in four annual installments of $0.8 million on each April 16th until 2012. Interest and other expense, net of $0.5 million is primarily interest expense on bank debt.

Income Taxes.

We recorded a provision for income taxes of $127 thousand and an effective tax rate of 2% for the year ended January 3, 2009 compared to a provision for income taxes of $13 thousand for the year ended December 29, 2007. The increase in the provision for income taxes is primarily attributable to the increase in taxable income in the U.S.

Comparison of 2007 and 2006

Revenues.

Total revenues in 2007 were $55.5 million as compared with $35.9 million in 2006, an increase of $19.6 million or 54.6%. The increase was primarily the result of the Laserscope acquisition.

Aesthetics revenues in total increased $18.1 million or 355%, from $5.1 million to $23.2 million. International aesthetics system revenues increased from $8.9 million to $10.2 million, domestic aesthetics system revenues increased from $3.0 million to $6.0 million and service revenues increased from $0.8 million to $7.0 million. The increase was primarily the result of the Laserscope acquisition.

Ophthalmology revenues in total increased $1.5 million or 4.9%. The increase is primarily attributable to an increase in Ophthalmology recurring revenues consisting of consumables and service, an increase in international ophthalmology system revenues, partially offset by a decrease in domestic ophthalmology product revenues. Ophthalmology recurring revenues increased $1.9 million or 13.8%, from $13.8 million to $15.7 million. International ophthalmology system revenues increased $0.8 million or 10.6%, from $7.9 million to $8.7 million. Domestic ophthalmology product revenues decreased $0.6 million or 8.7%, from $6.9 million to $6.3 million. OEM revenues decreased $0.6 million or 27.3%, from $2.2 million to $1.6 million.

Gross profit.

Gross profit increased to $24.3 million in 2007 from $18.8 million in 2006. The increase in gross profit was primarily the result of the increased revenues derived from aesthetics systems and services acquired from AMS.

Gross margin represented 43.7% of revenues in 2007 and 52.4% of revenues in 2006. The major components that contributed to the change in overall gross margin were: changes in direct margins; addition of amortization expense for intangibles; and absorption of manufacturing costs.

Direct margins as a percentage of revenue remained constant for the Ophthalmology business. Direct margins as a percentage of revenue decreased for the Aesthetics business with the addition of the Laserscope products to our product portfolio, as a result of those products having lower direct margins. Service margins decreased with the additional costs associated with the addition of the field service organization required to support the Laserscope products. The impact of these changes in direct margins was a reduction to overall gross margin of 11.5%.

In addition, overall gross margin was reduced by the inclusion in cost of revenues of $1.8 million of amortization expense in 2007 for intangible assets acquired in the Laserscope acquisition. This cost was not present in 2006. The impact of this change was a reduction to overall gross margin of approximately 3.3%.

Overall gross margin was improved by a decrease in manufacturing costs of $0.3 million and the consequence of total manufacturing costs being spread over increased production. The impact of these changes was an increase in overall gross margin of 6.1%.

Research and development.

Research and development expenses increased by 4.9% to $5.8 million in 2007 from $5.5 million in 2006. $0.1 million of this increase was attributable to increased salary and benefit expense associated with increased headcount resulting from the Laserscope acquisition, although by the end of 2007 the number of employees in Research and development decreased year over year. Expenses for consulting and temporary help increased $0.2 million.

Sales, general and administrative.

Sales, general and administrative expense increased in 2007 by 54.7% to $27.9 million from $18.1 million in 2006. Selling, general and administrative expenses increased 9.7% or $2.7 million because of the addition of the UK and French subsidiaries as a result of the Laserscope acquisition. US selling expenses increased 37.2% or $3.6 million. This increase was largely the result of headcount costs increasing $2.7 million. The increase in costs included increased payroll, commissions and travel expenditure associated with the addition of the US Laserscope aesthetics business sales force. In addition, selling expense increased $0.6 million related to the expenses associated with the addition of Laserscope demonstration units used in the sales process. Marketing expense increased $3.4 million primarily as a result of the inclusion of $1 million of amortization expense for intangible assets acquired in the Laserscope acquisition. (this cost was not present in 2006), an additional $1.9 million spent in support of the aesthetics products acquired from Laserscope and $0.3 million of additional expenses related to increased headcount, although by the end of 2007 the number of employees in Marketing decreased year over year. US General and administrative expenses increased $0.1 million. Legal expenses decreased $1.2 million due to the settlement of litigation early in 2007 and stock compensation costs decreased $0.4 million. These decreases were offset by a $0.4 million increase in auditing and accounting services and $1.2 million increase in consulting and temporary help resulting from the Laserscope acquisition.

Legal Settlement and Interest and other (expense) income, net.

Income from the settlement that occurred in 2007 with Synergetics of legal claims related to patents infringement amounted to $2.5 million. The Company anticipates receiving an additional $4.0 million in other income from the settlement, to be paid to the Company in four annual installments of $0.8 million on each April 16th until 2012. Interest and other expense, net of $0.6 million is primarily interest expense on bank debt. In 2006, interest and other income was primarily the result of interest received on cash, cash equivalents and available for sale securities.

Income Taxes.

Significant components affecting the effective tax rate include pre-tax net loss, changes in valuation allowance, federal and state research and development tax credits, income from tax-exempt securities, the state composite tax rate and recognition of certain deferred tax assets subject to valuation allowance. We recorded a tax provision of $13 thousand in 2007. In 2006 we recorded a tax provision of $1.7 million resulting from the establishment of a valuation allowance with respect of our deferred tax assets based on past losses and uncertainty regarding our ability to project taxable income.

Liquidity and Capital Resources

Comparison of 2008 to 2007.

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of January 3, 2009, we had cash and cash equivalents of $5.3 million and working capital of $9.2 million compared with cash and cash equivalents of $5.8 million and working capital of $7.7 million as of December 29, 2007.

Net cash used in operating activities in 2008 was $0.1 million compared with $0.5 million in 2007. During 2008 we made repayments to AMS of $6.3 million including interest as a result of the settlement agreement reached in August of 2007. As of January 3, 2009 all amounts owed to AMS have been repaid. Excluding these payments, cash from operations was positive $6.2 million. See Note 10 of Notes to Consolidated Financial Statements in this report for more information regards the AMS Settlement.

In March 2008, the Company terminated the credit agreement with Mid-Peninsula Bank, part of Greater Bay Bank N.A. and entered into a new credit agreement with Wells Fargo Bank. See Note 9 of Notes to Consolidated Financial Statements in this report for more information regarding bank borrowings. The Company’s credit facility with Wells Fargo Bank is an asset-based revolving line of credit. The amount of money the Company may borrow at any particular time is determined by the amount of eligible accounts receivables and inventory the Company has on hand at that particular time (the Borrowing Base). If at any time the amount outstanding under the credit line exceeds the Borrowing Base, the Company will be required to pay the difference between the outstanding amount and the Borrowing Base immediately. With the current problems experienced in the global economy, it is possible that customers will take longer to pay and or default on their payments. Under such circumstances, the Borrowing Base may be reduced significantly which will reduce the Company’s ability to borrow and will have a direct negative impact on the Company’s cash position.

Management is of the opinion that the Company’s current cash and cash equivalents, together with its credit facility with Wells Fargo Bank, provide sufficient liquidity to operate for the next 12 months; that the covenants contained in the credit facility with Wells Fargo Bank are reasonable; and management expects to be able to meet these covenants based on its operating plan for 2009. However, recent operating results indicate that there is risk in achieving the operating plan. If the Company is not able to perform according to the Company’s operating plan for 2009 and is unable to maintain compliance with its debt covenants, Wells Fargo Bank would be entitled to exercise its remedies which include declaring all outstanding obligations due and payable, and disposing of the collateral if obligations are not paid. For example, in August 2008 the Company was not in compliance with the debt service covenant contained in the credit facility with Wells Fargo Bank; however, the Company has obtained a waiver from the bank and was in compliance with the covenants in September 2008. As of January 3, 2009, the Company was in compliance with the loan covenants contained in the amended Agreement. See Note 9 of Notes to Consolidated Financial Statements in this report for more information regarding the amended credit facility.

Comparison of 2007 to 2006.

As of December 29, 2007, we had cash and cash equivalents of $5.8 million and working capital of $7.7 million compared with cash and cash equivalents of $21.1 million and working capital of $29.8 million as of December 30, 2006. In order to complete the Laserscope acquisition concluded in January 2007, the Company entered into financing arrangements and used the majority of our liquid resources and ended the year with bank debt of $6.1 million (net of $3.8 million restricted cash). Previously we had no debt outstanding. In addition, during the year we raised an additional $4.9 million through the issuance of Series A Preferred Stock and warrants to purchase common stock. See Note 11 of Notes to Consolidated Financial Statements in this report for more information regarding share issuance.

Contractual Payment Obligations.

Our contractual payment obligations that were fixed and determinable as of January 3, 2009 were as follows:

	Payments Due by Period
	Total	2009	2010	2011	2012	2013 and thereafter
Contractual Obligations
Balance on revolving credit facility	$6,000	$6,000	$0	$0	$0	$0
Operating Leases Payments	$4,292	$643	$675	$676	$689	$1,609

Total Contractual Cash Obligations	$10,292	$6,643	$675	$676	$689	$1,609

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with United States Generally Accepted Accounting Principles (GAAP) requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, net sales and expenses, and the related disclosures. We base our estimates on historical experience, our knowledge of economic and market factors and various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies are affected by significant estimates, assumptions, and judgments used in the preparation of our consolidated financial statements.

Revenue Recognition.

Our revenues arise from the sale of laser consoles, delivery devices, consumables and service and support activities. Revenue from product sales is recognized upon receipt of a purchase order and product shipment provided that no significant obligations remain and collection of the receivables is reasonably assured. Shipments are generally made with Free-On-Board (FOB) shipping point terms, whereby title passes upon shipment from our dock. Any shipments with FOB receiving point terms are recorded as revenue when the shipment arrives at the receiving point. Cost is recognized as product sales revenue is recognized. The Company’s sales may include post-sales obligations for training or other deliverables. When these obligations are fulfilled after product shipment, the Company recognizes revenue in accordance with the multiple element accounting guidance set forth in Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables.” When the

Company has objective and reliable evidence of fair value of the undelivered elements, it defers revenue attributable to the post-sale obligations and recognizes such revenue when the obligation is fulfilled. Otherwise, the Company defers all revenue related to the transaction until all elements are delivered. Revenue relating to extended warranty contracts is recognized on a straight line basis over the period of the applicable warranty contract. We recognize repair service revenue upon completion of the work.

Inventories.

Inventories are stated at the lower of cost or market and include on-hand inventory, sales demo inventory and service loaner inventory. Cost is determined on a standard cost basis which approximates actual cost on a first-in, first-out (FIFO) method. Lower of cost or market is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory and are charged to cost of revenues. Factors influencing these adjustments include changes in demand, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. Revisions to these adjustments would be required if these factors differ from our estimates.

Sales Returns Allowance and Allowance for Doubtful Accounts.

The Company estimates future product returns related to current period product revenue. We analyze historical returns, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowance. Significant management judgment and estimates must be made and used in connection with establishing the sales returns allowance in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. Our provision for sales returns is recorded net of the associated costs. Our provision for sales returns was $138 thousand and $87 thousand as of January 3, 2009 and December 29, 2007, respectively.

Similarly management must make estimates regarding the uncollectability of accounts receivable. We are exposed to credit risk in the event of non-payment by customers to the extent of amounts recorded on the balance sheet. As of January 3, 2009, we had accounts receivable totaling $8.2 million, net of an allowance for doubtful accounts of $0.9 million. As sales levels increase the level of accounts receivable would likely also increase. In addition, in the event that customers were to delay their payments to us, the levels of accounts receivable would likely also increase. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on past payment history with the customer, analysis of the customer’s current financial condition, the aging of the accounts receivable balance, customer concentration and other known factors.

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

Valuation of Goodwill and Intangible Assets.

The purchase method of accounting for acquisitions requires estimates and assumptions to allocate the purchase price to the fair value of net tangible and intangible assets acquired. The amounts allocated to, and the useful lives estimated for, intangible assets, affect future amortization. There are a number of generally accepted valuation methods used to estimate fair value of intangible assets, and we use primarily a discounted cash flow method, which requires significant management judgment to forecast the future operating results and to estimate the discount factors used in the analysis. Purchased intangible assets were initially recorded in the first quarter of 2007 in conjunction with the acquisition of the aesthetics business of Laserscope—See Note 3. We review our intangible assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

Goodwill and intangible assets determined to have indefinite lives are not amortized, but are subject to an annual impairment test. To determine any goodwill impairment, a two-step process is performed on an annual basis, or more frequently if necessary, to determine 1) whether the fair value of the relevant reporting unit exceeds carrying value and 2) to measure the amount of an impairment loss, if any. Goodwill was initially recorded in the first quarter of 2007 in conjunction with the acquisition of the aesthetics business of Laserscope—See Note 3. During the 4th quarters of 2008 and 2007, the Company conducted its annual impairment analysis.

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

Income Taxes.

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under SFAS No. 109, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We evaluate annually the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. In 2008 and 2007, we have recorded a full valuation allowance for our deferred tax assets based on our past losses and uncertainty regarding our ability to project future taxable income. In future periods if we are able to generate income we may reduce or eliminate the valuation allowance.

Accounting for Uncertainty in Income Taxes.

Effective December 31, 2006, the Company adopted Financial Accounting Standards Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109. Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN No. 48 on December 31, 2006 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date. As a result of the implementation of FIN No. 48, the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods. Upon adoption of FIN No. 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes did not change.

Accounting for Stock-Based Compensation.

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee non-qualified and incentive stock options, restricted stock units and employee purchase rights under our Employee Stock Purchase Plan (ESPP Shares) based on estimated fair values. SFAS 123(R) supersedes previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) for periods beginning in fiscal year 2006. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) providing supplemental implementation guidance for SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of income. Our consolidated financial statements, as of and for the years ended January 3, 2009, December 29, 2007 and December 30, 2006, reflect the impact of SFAS 123(R).

Stock-based compensation expense recognized in the years ended January 3, 2009, December 29, 2007 and December 30, 2006, included stock-based compensation expense for share-based awards granted subsequent to January 1, 2006, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we changed our method of attributing the value of stock-based compensation expense from the accelerated multiple-option method (for the purposes of non-GAAP information under SFAS 123) to the straight-line single option method. Stock-based compensation expense for all share-based awards granted prior to January 1, 2006 will continue to be recognized using the accelerated multiple-option approach, while stock-based compensation expense for all share-based awards granted subsequent to December 30, 2005 will be recognized using the straight-line single option method. SFAS 123(R) requires that we recognize expense for awards ultimately expected to vest; therefore we are required to develop an estimate of the number of awards expected to cancel prior to vesting (forfeiture rate). The forfeiture rate is estimated based on historical pre-vest cancellation experience and is applied to all share-based awards. SFAS 123(R) requires the forfeiture rate to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2006, we accounted for forfeitures as they actually occurred.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No 141(R) (revised 2007), Business Combinations (SFAS 141R), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and the goodwill acquired. SFAS

141R also establishes disclosure requirements that will enable users to update evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. While the Company expects that SFAS 141R will have an impact on accounting for business combinations once adopted, the effect is dependent upon acquisitions at that time.

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

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Currently, the Company does not engage in derivative and hedging activities.

In April 2008, FASB Staff Position SFAS 142-3, Determination of the Useful Life of Intangible Assets, (FSP 142-3) was issued. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets, (SFAS 142). FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset in paragraphs 7–11 of this FSP shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements in paragraphs 13–15 shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 will be adopted by the Company in the first quarter of fiscal year 2009. The Company does not expect the adoption of FSP 142-3 will have a material impact on our consolidated financial statements.

In April 2008, the FASB issued Emerging Issues Task Force (EITF) EITF 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (EITF 07-05). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of FAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and early application is not permitted. Management is evaluating what effect EITF 07-05 will have on the Company’s financial position and operating results.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS No. 162 will have a material impact on its consolidated financial statements.

Off-Balance Sheet Arrangements.

The Company has no off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We transact the majority of our business in US dollars and therefore changes in foreign currency rates will not have a significant impact on our income statement or cash flows. However, increases in the value of the US dollar against any local currencies could cause our products to become relatively more expensive to customers in a particular country or region, leading to reduced revenue or profitability in that country or region. As we continue to expand our international sales, our non-US dollar denominated revenue and our exposure to gains and losses on international currency transactions may increase. In January 2007 we acquired two European subsidiaries as part of our acquisition of the assets of the aesthetics business of Laserscope. In June 2008, we signed an agreement which transferred the responsibility for sales and service of our aesthetics products in the UK to an independent distributor along with the transfer of associated assets. These entities did and do transact business in their geographies in their local currency. We currently do not engage in transactions to hedge against the risk of the currency fluctuation, but we may do so in the future.

The Company currently requires debt to fund its operations and movements in the credit markets will impact the availability and the cost of this funding.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated balance sheets as of January 3, 2009 and December 29, 2007 and the consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years ending in the period January 3, 2009, December 29, 2007, and December 30, 2006 together with the related notes and the report of our independent auditors, are on the following pages. Additional required financial information is described in Item 15.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of IRIDEX Corporation

We have audited the accompanying consolidated balance sheets of IRIDEX Corporation (“the Company”) as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended January 3, 2009. Our audits also included the financial statement schedule listed in Item 15.2. IRIDEX Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IRIDEX Corporation as of January 3, 2009 and December 29, 2007, and the results of their operations and their cash flows for each of the two years in the period ended January 3, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, as of and for the years ended January 3, 2009 and December 29, 2007, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Burr, Pilger & Mayer LLP

San Francisco, California

April 1, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of IRIDEX Corporation:

In our opinion, the consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows present fairly, in all material respects the results of operations and cash flows of IRIDEX Corporation and its subsidiaries for the year ended December 30, 2006, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 30, 2006 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 30, 2007

IRIDEX Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	January 3, 2009	December 29, 2007
ASSETS
Current assets:
Cash and cash equivalents	$5,307	$5,809
Restricted cash	—	3,800
Accounts receivable, net of allowance for doubtful accounts of $908 in 2008 and $700 in 2007	8,199	8,876
Inventories, net	11,644	15,967
Prepaids and other current assets	540	1,051

Total current assets	25,690	35,503
Property and equipment, net	832	1,621
Goodwill	—	3,239
Other intangible assets, net	1,474	5,944
Other long term assets	229	347

Total assets	$28,225	$46,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,415	$2,887
Bank line of credit	6,000	4,863
Accrued compensation	1,729	2,024
Accrued expenses	2,249	7,809
Accrued warranty	1,345	1,895
Deferred revenue	2,741	3,350
Bank term loan	—	5,016

Total current liabilities	16,479	27,844

Commitments and contingencies (Note 10)

Stockholders’ equity:
Convertible preferred stock, $.01 par value:
Authorized: 2,000,000 shares; Issued and outstanding: 500,000 shares in 2008 and 2007	5	5
Common stock, $.01 par value:
Authorized: 30,000,000 shares; Issued and outstanding: 8,824,301 shares in 2008 and 2007	89	89
Additional paid-in capital	39,105	38,695
Accumulated other comprehensive loss	(192)	(88)
Treasury stock, at cost	(430)	(430)
Accumulated deficit	(26,831)	(19,461)

Total stockholders’ equity	11,746	18,810

Total liabilities and stockholders’ equity	$28,225	$46,654

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended January 3, 2009	Year Ended December 29, 2007	Year Ended December 30, 2006
Revenues	$48,528	$55,532	$35,904
Cost of revenues	28,849	31,248	17,099

Gross profit	19,679	24,284	18,805

Operating expenses:
Research and development	4,009	5,779	5,511
Sales, general and administrative	17,842	27,930	18,059
Impairment of goodwill and intangible assets	5,364	14,690	—

Total operating expenses	27,215	48,399	23,570

Loss from operations	(7,536)	(24,115)	(4,765)
Other income and expenses:
Legal settlement	800	2,500	—
Interest and other (expense) income, net	(507)	(644)	733

Loss before income taxes	(7,243)	(22,259)	(4,032)
Provision for income taxes	(127)	(13)	(1,721)

Net loss	$(7,370)	$(22,272)	$(5,753)

Basic and diluted net loss per common share	$(0.84)	$(2.69)	$(0.75)

Shares used in computing net loss per common share, basic and diluted	8,824	8,293	7,713

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended January 3, 2009	Year Ended December 29, 2007	Year Ended December 30, 2006
Net loss	$(7,370)	$(22,272)	$(5,753)
Changes in unrealized losses on available-for-sale securities, net of tax	—	—	27
Foreign currency translation adjustments	(104)	(88)	—

Comprehensive loss	$(7,474)	$(22,360)	$(5,726)

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balances, December 31, 2005			7,520,358	$76	$26,334	$(430)	$(27)	$8,564	$34,517
Issuance of Common Stock under Stock Option Plan			276,578	3	1,289				1,292
Issuance of Common Stock under Employee Stock Purchase Plan			44,845		295				295
Employee Stock-Based Compensation Expense					1,779				1,779
Change in unrealized gains on available-for-sale securities							27		27
Net loss								(5,753)	(5,753)

Balances, December 30, 2006			7,841,781	79	29,697	(430)	0	2,811	32,157
Issuance of Common Stock under Stock Option Plan			156,137	2	783				785
Issuance of Common Stock in connection with Laserscope Acquisition			213,435	2	2,012				2,014
Issuance of Common Stock under Employee Stock Purchase Plan			12,948		90				90
Employee Stock-Based Compensation Expense					1,230				1,230
Issuance of Preferred Stock in private placement, net of issuance cost of $112 (see Note 11)	500,000	5			2,586				2,591
Common stock warrants, $0.01 per share, in connection with private placement (see Note 11)					2,297				2,297
Exercise of common stock warrants, $0.01 per share			600,000	6					6
Foreign currency translation adjustments							(88)		(88)
Net loss								(22,272)	(22,272)

Balances, December 29, 2007	500,000	5	8,824,301	89	38,695	(430)	(88)	(19,461)	18,810
Employee Stock-Based Compensation Expense					322				322
Tax effect of stock compensation expense					88				88
Foreign currency translation adjustments							(104)		(104)
Net loss								(7,370)	(7,370)

Balances, January 3, 2009	500,000	$5	8,824,301	$89	$39,105	$(430)	$(192)	$(26,831)	$11,746

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended January 3, 2009	Year Ended December 29, 2007	Year Ended December 30, 2006
Operating activities:
Net loss	$(7,370)	$(22,272)	$(5,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of assets	136	—	—
Depreciation and amortization	3,221	3,818	542
Impairment of goodwill and intangible assets	5,364	14,690	—
Stock compensation cost recognized	322	1,230	1,816
Tax effect of stock compensation expense	88	—	—
Provision for doubtful accounts	208	140	141
Provision for inventory reserves	1,442	3,017	(296)
Deferred income taxes	—	—	2,488
Changes in operating assets and liabilities net of assets and liabilities acquired:
Accounts receivable	469	2,211	396
Inventories	2,881	(6,676)	(609)
Prepaids and other current assets	511	608	(379)
Other long term assets	118	(194)	(154)
Accounts payable	(472)	282	(274)
Accrued compensation	(295)	(640)	(154)
Accrued expenses	(5,560)	3,782	771
Accrued warranty	(550)	(742)	(263)
Deferred revenue	(609)	224	343

Net cash used in operating activities	(96)	(522)	(1,385)

Investing activities:
Purchases of available-for-sale securities	—	—	(18,250)
Proceeds from maturity of available-for-sale securities	—	—	27,056
Business acquisition cost	—	(25,530)	(60)
Acquisition of property and equipment	(223)	(776)	(515)
Purchases of intangible assets	—	(171)	—

Net cash provided (used in) by investing activities	(223)	(26,477)	8,231

Cash flows from financing activities:
Proceeds from issuance of common stock	—	881	1,550
Proceeds from issuance of preferred stock and warrants, net of offering costs	—	4,888	—
Proceeds of credit facility, net of issuing costs	—	11,900	—
Proceeds from borrowings	44,777	—	—
Repayment of borrowings	(48,656)	(2,021)	—
Release (restriction) of funds under debt facility	3,800	(3,800)	—

Net cash (used in) provided by financing activities	(79)	11,848	1,550

Effect of foreign exchange rate changes	(104)	(91)	—

Net (decrease) increase in cash and cash equivalents	(502)	(15,242)	8,396
Cash and cash equivalents, beginning of year	5,809	21,051	12,655

Cash and cash equivalents, end of year	$5,307	$5,809	$21,051

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$20	$4	$243
Interest paid	$691	$855	$1
Stock issued in acquisition	$—	$2,014	$—

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

Notes to Consolidated Financial Statements

1. Business of the Company

Description of Business.

IRIDEX Corporation is a worldwide provider of therapeutic-based laser systems and delivery devices used to treat eye diseases in ophthalmology and skin conditions in dermatology (also referred to as aesthetics). Our products are sold in the United States predominately through a direct sales force and internationally through approximately 100 independent distributors into 107 countries.

In January 2007, the Company acquired Laserscope’s aesthetics business including its subsidiaries in France and the United Kingdom (UK), from American Medical Systems Holdings (AMS) to complement and increase the product offerings in the Company’s own aesthetics business segment. In June 2008, the Company signed an agreement which transferred the responsibility for sales and service of our aesthetics products in the UK to an independent distributor along with a transfer of associated employees and assets.

We have incurred substantial losses and negative cash flows from operations for the last three years. For the year ended January 3, 2009, we incurred a net loss of approximately $7.4 million and had negative cash flows from operations of approximately $0.1 million. As of January 3, 2009, we had an accumulated deficit of approximately $26.8 million. While management believes that our current funds will be sufficient to enable us to meet our planned expenditures through at least January 2, 2010, if anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures so as not to require additional financing resources. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

2. Summary of Significant Accounting Policies

Financial Statement Presentation.

The consolidated financial statements include the accounts of IRIDEX Corporation and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Except as noted below, the Company has determined that the local currency of the country where the subsidiary is located is the functional currency for those foreign operations. Assets and liabilities were translated into their US dollar equivalent using the spot rate at the balance sheet date. Operating results were translated using average exchange rates for the period. Accordingly, translation adjustments for foreign subsidiaries are included as a component of accumulated other comprehensive income (loss). The Company’s UK subsidiary ceased operating activities in the third fiscal quarter of 2008. An independent distributor took over the responsibility for sales and service of our aesthetics products in the UK. Consequently at the start of the fourth quarter of 2008 in accordance with SFAS No. 52, “Foreign Currency Translation,” management determined that the primary economic environment in which the entity was operating had changed to the US dollar and therefore the functional currency was changed to the US dollar. Effective at the start of the fourth quarter of 2008, non-monetary assets and liabilities were translated into their US dollar equivalent at the historical rate. Monetary assets and liabilities were translated at a spot rate at the balance sheet date, and the operating results were translated using average exchange rates for the period. Translation adjustments are included in “Interest and other (expense) income, net” in the period in which they occur.

Our fiscal year always ends on the Saturday closest to December 31. Fiscal 2008 ended on January 3, 2009, fiscal 2007 ended on December 29, 2007, and fiscal 2006 ended on December 30, 2006. Consequently, fiscal 2008 included 53 weeks of operations while fiscal years 2007 and 2006 included only 52.

IRIDEX Corporation

Notes to Consolidated Financial Statements—(Continued)

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

Fair Value of Financial Instruments.

On December 30, 2007, the Company adopted Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements (SFAS 157) which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption of SFAS 157 permitted, except for the impact of FASB Staff Position (FSP) 157-2. FSP 157-2 deferred the adoption of SFAS 157 for nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008.

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

Level 1—instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.

Level 2—instrument valuations are obtained from readily-available pricing sources for comparable instruments.

Level 3—instrument valuations are obtained without observable market values and require a high-level of judgment to determine the fair value.

At January 3, 2009, the Company had $5.3 million in cash and cash equivalents. Of this amount, approximately $4.1 million were in money market funds whose fair market value was obtained from real-time quotes for transactions in active markets involving identical assets. At January 3, 2009, the Company had $6.0 million outstanding against the bank line of credit . The book value of this bank line of credit approximates fair value due to its floating rate nature. The Company did not have any Level 2 or Level 3 assets or liabilities at January 3, 2009.

IRIDEX Corporation

Notes to Consolidated Financial Statements—(Continued)

In January 2008, the Company adopted provisions of Statement of Financial Accounting Standards (SFAS) 159, Fair Value Option for Financial Assets and Financial Liabilities, and have elected not to measure any of our current eligible financial assets or liabilities at fair value. SFAS 159 was issued to allow entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. SFAS 159 is effective January 1, 2008. We did not elect the fair value option for our financial assets and liabilities existing on January 1, 2008, and did not elect the fair value option for any financial assets or liabilities transacted during the twelve months ended January 3, 2009.

Sales Returns Allowance and Allowance for Doubtful Accounts.

The Company estimates future product returns related to current period product revenue. We analyze historical returns, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowance. Significant management judgment and estimates must be made and used in connection with establishing the sales returns allowance in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. Our provision for sales returns is recorded net of the associated costs. Our provision for sales returns was $138 thousand and $87 thousand as of January 3, 2009 and December 29, 2007, respectively.

Similarly management must make estimates regarding the uncollectability of accounts receivable. We are exposed to credit risk in the event of non-payment by customers to the extent of amounts recorded on the balance sheet. As of January 3, 2009, we had accounts receivable totaling $8.2 million, net of an allowance for doubtful accounts of $0.9 million. As of December 29, 2007, we had accounts receivable totaling $8.9 million, net of an allowance for doubtful accounts of $0.7 million. As sales levels change the level of accounts receivable would likely also change. In addition, in the event that customers were to delay their payments to us, the levels of accounts receivable would likely increase. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on past payment history with the customer, analysis of the customer’s current financial condition, the aging of the accounts receivable balance, customer concentration and other known factors.

Inventories.

Inventories are stated at the lower of cost or market and include on-hand inventory physically held at the Company’s facility, sales demo inventory and service loaner inventory. Cost is determined on a standard cost basis which approximates actual cost on a first-in, first-out (FIFO) method. Lower of cost or market is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory and are charged to cost of revenues. Factors influencing these adjustments include changes in demand, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. Revisions to these adjustments would be required if these factors differ from our estimates.

As part of our normal business, we generally utilize various finished goods inventory as either sales demos to facilitate the sale of our products to prospective customers, or as loaners that we allow our existing customers to use while we repair their products. The Company is amortizing these demos and loaners over four years. The amortization of the demos is charged to sales expense while the amortization on the loaners is charged to cost of

IRIDEX Corporation

Notes to Consolidated Financial Statements—(Continued)

revenues. The gross value was $3.1 million and $3.0 million and the accumulated amortization was $2.1 million and $1.3 million as of January 3, 2009 and December 29, 2007, respectively.

Property and Equipment.

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight—line basis over the estimated useful lives of the assets, which is generally three years. Our net property and equipment was $0.8 million at the end of fiscal 2008 and $1.6 million at the end of fiscal 2007. We invested $0.2 million in property and equipment in 2008 compared to $0.8 million in 2007. Capital expenditures in fiscal 2008 have been primarily for software and computer equipment and in fiscal 2007, primarily for engineering, manufacturing and office equipment.

Valuation of Goodwill and Intangible Assets.

The purchase method of accounting for acquisitions requires estimates and assumptions to allocate the purchase price to the fair value of net tangible and intangible assets acquired. The amounts allocated to, and the useful lives estimated for, intangible assets, affect future amortization. There are a number of generally accepted valuation methods used to estimate fair value of intangible assets, and we use primarily a discounted cash flow method, which requires significant management judgment to forecast the future operating results and to estimate the discount factors used in the analysis. Purchased intangible assets were initially recorded in the first quarter of 2007 in conjunction with the acquisition of the aesthetics business of Laserscope—See Note 3. We review our intangible assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future non-discounted net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. In the fourth quarter of 2008 the Company determined that based on estimated future cash flows the carrying amount of specific intangible assets exceeded their fair value; accordingly an impairment loss was recognized—See Note 7. Similarly in the fourth quarter of 2007 an impairment loss to intangible assets was recognized.

Goodwill and intangible assets determined to have indefinite lives are not amortized, but are subject to an annual impairment test. To determine any goodwill impairment, a two-step process is performed on an annual basis, or more frequently if necessary, to determine 1) whether the fair value of the relevant reporting unit exceeds carrying value and 2) to measure the amount of an impairment loss, if any. Goodwill was initially recorded in the first quarter of 2007 in conjunction with the acquisition of the aesthetics business of Laserscope—See Note 3. In the fourth quarter of 2008 the Company performed an annual impairment test. We identified the Laserscope Aesthetics reporting unit as the appropriate reporting unit for this analysis. Reporting units are operating segments or components of operating segments for which discrete financial information is available. The conclusion was that the carrying value of the reporting unit exceeded the fair value. As a result management performed the second step and determined the fair value of the assets and liabilities of the reporting unit to measure the amount of impairment loss. By establishing the fair value of the reporting unit and the fair value of assets and liabilities within the reporting unit, the Company determined the amount of impairment to goodwill—See Note 6. Similarly in the fourth quarter of 2007 an impairment loss to goodwill had been recognized.

Future changes in events or circumstances, such as an inability to achieve the cash flows determined above, may indicate that the recorded value of the intangible assets will not be recovered through future cash flows and the Company may be required to record an additional impairment charge for the intangible assets and or further modify the period of expected lives for the intangible assets.

IRIDEX Corporation

Notes to Consolidated Financial Statements—(Continued)

Revenue Recognition.

Our revenues arise from the sale of laser consoles, delivery devices, consumables and service and support activities. Revenue from product sales is recognized upon receipt of a purchase order and product shipment provided that no significant obligations remain and collection of the receivables is reasonably assured. Shipments are generally made with Free-On-Board (FOB) shipping point terms, whereby title passes upon shipment from our dock. Any shipments with FOB receiving point terms are recorded as revenue when the shipment arrives at the receiving point. Cost is recognized as product sales revenue is recognized. The Company’s sales may include post-sales obligations for training or other deliverables. When these obligations are fulfilled after product shipment, the Company recognizes revenue in accordance with the multiple element accounting guidance set forth in Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables.” When the Company has objective and reliable evidence of fair value of the undelivered elements, it defers revenue attributable to the post-sale obligations and recognizes such revenue when the obligation is fulfilled. Otherwise, the Company defers all revenue related to the transaction until all elements are delivered. Revenue relating to service contracts is recognized on a straight line basis over the period of the applicable service contract. We recognize repair service revenue upon completion of the work.

In international regions outside of France, we utilize distributors to market and sell our products. We recognize revenue upon shipment for sales to these independent, third party distributors as we have no continuing obligations subsequent to shipment. Generally our distributors are responsible for all marketing, sales, installation, training and warranty labor coverage for our products. Our standard terms and conditions do not provide price protection or stock retention rights to any of our distributors.

Deferred Revenue.

Revenue related to service contracts is deferred and recognized on a straight line basis over the period of the applicable service period. Costs associated with these service arrangements are recognized as incurred. A reconciliation of the changes in the Company’s deferred revenue balances for the years ended January 3, 2009 and December 29, 2007 is provided as follows (in thousands):

Balance, December 30, 2006	$1,415
Additions to deferral through acquisition	1,711
Additions to deferral	7,919
Revenue recognized	(7,695)

Balance, December 29, 2007	$3,350
Additions to deferral	6,679
Revenue recognized	(7,288)

Balance, January 3, 2009	$2,741

IRIDEX Corporation

Notes to Consolidated Financial Statements—(Continued)

Warranty.

The Company accrues for estimated warranty costs upon shipment of products. Actual warranty costs incurred have not materially differed from those accrued. The Company’s warranty policy is applicable to products which are considered defective in their performance or fail to meet the product specifications. Warranty costs are reflected in the statement of operations as a cost of revenues. A reconciliation of the changes in the Company’s warranty liability for the years ended January 3, 2009 and December 29, 2007 is provided as follows (in thousands):

Balance, December 30, 2006	$866
Warranty accrual acquired through acquisition	1,771
Reduction to warranty accrual during the year	(224)
Settlements made in kind during the year	(518)

Balance, December 29, 2007	$1,895
Warranty accrual	224
Reduction to warranty accrual during the year	(770)
Settlements made in kind during the year	(4)

Balance, January 3, 2009	$1,345

Shipping and handling costs.

Our shipping and handling costs billed to customers are included in revenues and the associated expense is recorded in cost of revenues for all periods presented. Shipping and handling costs amounted to $0.4 million, $0.3 million and $0.3 million for the years ended January 3, 2009, December 29, 2007 and December 30, 2006, respectively.

Research and Development.

Research and development expenditures are charged to operations as incurred.

Advertising.

Advertising and promotion costs are expensed as they are incurred; such costs were approximately $322,000 in 2008, $479,000 in 2007, and $424,000 in 2006 and are included in sales, general and administrative expenses in the accompanying consolidated statements of operations.

Income Taxes.

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). Under SFAS No. 109, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We evaluate annually the amount of our deferred tax assets that are realizable by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. At January 3, 2009, we recorded a full valuation allowance for our deferred tax

IRIDEX Corporation

Notes to Consolidated Financial Statements—(Continued)

assets based on our past losses and uncertainty regarding our ability to project future taxable income. In future periods if we are able to generate income we may reduce or eliminate the valuation allowance.

Accounting for Uncertainty in Income Taxes.

Effective December 31, 2006, the Company adopted Financial Accounting Standards Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition issues. FIN No. 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109. Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement.

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

SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of income. Our consolidated financial statements, as of and for the years ended January 3, 2009, December 29, 2007 and December 30, 2006, reflect the impact of SFAS 123(R).

Stock-based compensation expense recognized in the years ended January 3, 2009, December 29, 2007 and December 30, 2006, included stock-based compensation expense for share-based awards granted subsequent to January 1, 2006, based on the fair value on the grant date estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we changed our method of attributing the value of stock-based compensation expense from the accelerated multiple-option method (for the purposes of non-GAAP information under SFAS 123) to the straight-line single option method. Stock-based compensation expense for all share-based awards granted prior to January 1, 2006 will continue to be recognized using the accelerated multiple-option approach, while stock-based compensation expense for all share-based awards granted subsequent to December 30, 2005 will be recognized using the straight-line single option method. SFAS 123(R) requires that we recognize expense for awards ultimately expected to vest; therefore we are required to develop an estimate of the number of awards expected to cancel prior to vesting (forfeiture rate). The forfeiture rate is estimated based on historical pre-vest cancellation experience and is applied to all share-based awards. SFAS 123(R) requires the forfeiture rate to be estimated at the time of grant and revised, if necessary, in subsequent

IRIDEX Corporation

Notes to Consolidated Financial Statements—(Continued)

periods if actual forfeitures differ from those estimates. Prior to fiscal year 2006, we accounted for forfeitures as they actually occurred.

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

The Company markets its products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of our customers and maintains an allowance for potential credit losses. Historically, the Company has not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the years ended January 3, 2009, December 29, 2007 and December 30, 2006 no single customer accounted for greater than 10% of total sales. One customer accounted for 13.7% of our accounts receivables as of December 29, 2007, net balance. No single customer accounted for more than 10% of our accounts receivable, net balance, as of January 3, 2009 and December 30, 2006.

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

Net loss per Share.

Basic and diluted net loss per share are computed by dividing net loss for the year by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common stock if their effect is anti-dilutive. Potential common stock consists of incremental common shares issuable upon the exercise of stock options and the conversion of preferred stock. See Note 15.

Recent Accounting Pronouncements.

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No 141(R) (revised 2007), Business Combinations (SFAS 141R), which replaces

IRIDEX Corporation

Notes to Consolidated Financial Statements—(Continued)

SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and the goodwill acquired. SFAS 141R also establishes disclosure requirements that will enable users to update evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. While the Company expects that SFAS 141R will have an impact on accounting for business combinations once adopted, the effect is dependent upon acquisitions at that time.

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

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Currently, the Company does not engage in derivative and hedging activities.

In April 2008, FASB Staff Position SFAS 142-3, Determination of the Useful Life of Intangible Assets, (FSP 142-3) was issued. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets, (SFAS 142). FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset in paragraphs 7–11 of this FSP shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements in paragraphs 13–15 shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 will be adopted by the Company in the first quarter of fiscal year 2009. The Company does not expect the adoption of FSP 142-3 will have a material impact on our consolidated financial statements.

In April 2008, the FASB issued Emerging Issues Task Force (EITF) EITF 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (EITF 07-05). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of FAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and early application is not permitted. Management is evaluating what effect EITF 07-05 will have on the Company’s financial position and operating results.

IRIDEX Corporation

Notes to Consolidated Financial Statements—(Continued)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS No. 162 will have a material impact on its consolidated financial statements.

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

IRIDEX Corporation

Notes to Consolidated Financial Statements—(Continued)

In addition, the Asset Purchase Agreement signed with AMS called for a post-close adjustment mechanism which in effect allows for an adjustment to the final purchase price based upon the parties’ agreement to the final closing balance sheet and several other items. On August 14, 2007, the Company, AMS and Laserscope (collectively the Parties), entered into a Settlement Agreement (the “Settlement Agreement”) to document their full and final agreement as to the amount of the adjustment. The Settlement Agreement provided that the Company would make an additional payment to AMS of approximately $1.2 million, which was the sole and final adjustment to the purchase price—See Note 10.

Through this acquisition, the Company planned to increase its sales into the aesthetics laser market and augment its core ophthalmic business with enhanced revenue and marketing opportunities. These factors primarily contributed to a purchase price which resulted in the recording of goodwill. Goodwill of $10.1 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. We anticipated recognizing a growth in revenues and a reduction in cost of revenues as we integrated the Laserscope aesthetics operations. A review of the Company’s 2008 performance in the fourth quarter, the completion of the 2009 operating plan, and the annual impairment analysis has subsequently resulted in a write-down of both goodwill and intangible assets—See Notes 6 and 7. Goodwill and intangible assets were also written down in 2007 as a result of a similar process and conclusion.

4. Inventories

The components of the Company’s inventories are as follows (in thousands):

	January 3, 2009	December 29, 2007
Raw materials and work in process	$7,753	$9,450
Finished goods	3,891	6,517

Total inventories	$11,644	$15,967

5. Property and Equipment

The components of the Company’s property and equipment are as follows (in thousands):

	January 3, 2009	December 29, 2007
Equipment	$6,526	$6,818
Leasehold improvements	2,236	2,230
Less: accumulated depreciation and amortization	(7,930)	(7,427)

Property and equipment, net	$832	$1,621

Depreciation expense related to property and equipment was $876,000, $926,000, and $542,000 for the years ended January 3, 2009, December 29, 2007, and December 30, 2006.

IRIDEX Corporation

Notes to Consolidated Financial Statements—(Continued)

6. Goodwill

The carrying value of goodwill totaled $0.0 million and $3.2 million at January 3, 2009 and December 29, 2007 respectively. Changes in goodwill for the year ended January 3, 2009 is presented in the following table (in thousands):

	January 3, 2009	December 29, 2007
Balance, beginning of period	$3,239	$—
Goodwill as a result of acquisition	—	10,147
Impairment of goodwill	(3,239)	(6,908)

Balance, end of period	$—	$3,239

As described in Note 3, the Laserscope Aesthetics reporting unit was tested for impairment in the fourth quarter of 2008. The fair value of the reporting unit was calculated using a combination of three methods: Income Approach—discounted cash flow method; Market Approach—guideline public company method; and Cost Approach. As a result of the contraction in the global aesthetics market, operating profits and cash flows for 2008 were lower than expected and the outlook has been revised downwards. Consequently the Company determined that the carrying value of the reporting unit exceeded the fair value by $3.2 million; accordingly an impairment loss of that amount was recognized and is included within the statement of operations as impairment of goodwill and intangible assets.

7. Intangible Assets

The components of the Company’s purchased intangible assets as of January 3, 2009 are as follows (in thousands):

	Useful Lives	Annual Amortization	Gross Carrying Value	Accumulated Amortization	Impairment Charge	Gross Carrying Value after Impairment	Net Carrying Value	Useful Lives Remaining after Impairment
Gemini Handset—Core Technology	4 Years	$177	$993	$462	$531	$462	$—	—
Gemini—Current Technology	1 Year	1,652	2,874	2,874	—	2,874	—	—
Other Products—Current Technology	—	—	325	325	—	325	—	—
Accessories—Current Technology	—	—	15	15	—	15	—	—
Services—Contractual Customer Relationships	9 Years	324	3,425	831	1,293	2,132	1,301	8 Years
Contractual Distribution Agreement	—	—	352	352	—	352	—	—
Trade Name	4 Years	135	681	278	301	380	102	1 Years
Other (non-Laserscope related)	2 Years	57	171	100	—	171	71	2 Years

		$2,345	$8,836	$5,237	$2,125	$6,711	$1,474

IRIDEX Corporation

Notes to Consolidated Financial Statements—(Continued)

The components of the Company’s purchased intangible assets as of December 29, 2007 are as follows (in thousands):

	Useful Lives	Annual Amortization	Gross Carrying Value	Accumulated Amortization	Impairment Charge	Gross Carrying Value after Impairment	Net Carrying Value	Useful Lives Remaining after Impairment
Gemini Handset—Core Technology	10 Years	$299	$2,995	$285	$2,002	$993	$708	4 Years
Gemini—Current Technology	4 Years	1,282	5,129	1,222	2,255	2,874	1,652	1 Year
Other Products—Current Technology	1 Year	341	341	325	16	325	—	—
Accessories—Current Technology	4 Years	15	62	15	47	15	—	—
Services—Contractual Customer Relationships	10 Years	532	5,318	507	1,893	3,425	2,918	9 Years
Contractual Distribution Agreement	5 Years	370	1,848	352	1,496	352	—	—
Trade Name	5 Years	151	754	143	73	681	538	4 Years
Other (non-Laserscope related)	3 Years	57	171	43	—	171	128	2 Years

		$3,047	$16,618	$2,892	$7,782	$8,836	$5,944

In fiscal year 2008, as a result of the continued contraction in the global aesthetics market encountered by the Laserscope Aesthetics reporting unit, operating profits and cash flows for 2008 were lower than expected. Based on this trend, the cash flow forecasts anticipated to be generated by the specific intangible assets acquired were revised downwards in the fourth quarter of 2008. In addition, based on market trends for the aesthetics market, the Company determined that a reduction in the useful lives of certain specific assets were required. Consequently the Company determined that the carrying amount of these intangible assets as calculated on an asset by asset basis exceeded their fair value by $2.1 million; accordingly, an impairment loss of that amount was recognized and is included within the statement of operations as impairment of goodwill and intangible assets.

In fiscal year 2007, as a result of the contraction in the global aesthetics market encountered by the Laserscope Aesthetics reporting unit, operating profits and cash flows for 2007 were lower than expected. Based on this trend, the cash flow forecasts anticipated to be generated by the specific intangible assets acquired were revised downwards in the fourth quarter of 2007. In addition, based on market trends for the aesthetics market, the Company determined that a reduction in the useful lives of certain specific assets were required. Consequently the Company determined that the carrying amount of these intangible assets as calculated on an asset by asset basis exceeded their fair value by $7.8 million; accordingly, an impairment loss of that amount was recognized and is included within the statement of operations as impairment of goodwill and intangible assets.

Amortization for the technology related intangible assets is being recorded in cost of revenues and amortization for marketing related intangible assets is being recorded in selling, general and administrative expense.

IRIDEX Corporation

Notes to Consolidated Financial Statements—(Continued)

Estimated future amortization expense for purchased intangible assets is as follows:

(in thousands)
2009	$319
2010	177
2011	163
2012	163
2013	163
Thereafter	489

Total	$1,474

8. Accrued Expenses

The components of the Company’s accrued expenses are as follows (in thousands):

	January 3, 2009	December 29, 2007
Income taxes payable	$166	$203
Sales and use tax payable	73	213
AMS settlement	—	4,767
Distributor commission	225	—
Other accrued expenses	1,785	2,626

Total accrued expenses	$2,249	$7,809

9. Bank Borrowings

In January 2007, the Company entered into a credit agreement with Mid-Peninsula Bank, part of Greater Bay Bank N.A. (the “Prior Lenders”) that provided for an asset-based revolving line of credit up to $6 million and a $6 million term loan. The Company’s obligations under all loans were secured by a lien on substantially all of the Company’s assets.

In March 2008, the Company terminated the credit agreement with the Prior Lenders, repaying all outstanding balances, and entered into (i) a Borrowing Agreement and (ii) an Export-Import Bank Loan and Security Agreement with Wells Fargo Bank (together referred to as the “Agreement”). The Agreement provides for an asset-based revolving line of credit of up to $8 million (the “New Revolving Loans”). Of the New Revolving Loans, up to $5 million of the principal amount (the “New Exim Sublimit”) will be guaranteed by Exim Bank. The Company’s obligations under the New Revolving Loans (including the New Exim Sublimit) are secured by a lien on substantially all of the Company’s assets. Interest on the New Revolving Loans (including the New Exim Sublimit) is set at the prime rate as published in the Wall Street Journal, plus 0.75%, subject to adjustment under certain circumstances, including adjustments to the prime rate, late payment or the occurrence of an event of default. All outstanding amounts under the New Revolving Loans are payable in full on March 27, 2011. If at any time the amount outstanding under the New Revolving Loans exceeds the Borrowing Base as defined in the Agreement, the Company will be required to pay the difference between the outstanding amount and the Borrowing Base. The Company may prepay New Revolving Loans without penalty. These facilities contain certain financial and other covenants, including the requirement for the Company to maintain a certain level of net income (loss) and to be able to sufficiently cover its debt service needs. Other covenants include, but are not limited to, restricting the Company’s ability to incur indebtedness, incur liens, enter into mergers or consolidations, dispose of assets, make investments, pay dividends, enter into transactions with affiliates, or

IRIDEX Corporation

Notes to Consolidated Financial Statements—(Continued)

prepay certain indebtedness. In the event of noncompliance by the Company with the covenants under this Agreement, Wells Fargo Bank and Export-Import Bank, would be entitled to exercise their remedies, which include declaring all obligations immediately due and payable and disposing of the collateral if obligations are not paid.

In August 2008, the Company was not in compliance with certain covenants contained in the Agreement relating to the Company’s ability to sufficiently cover its debt service needs; however, the Company obtained a waiver from Wells Fargo Bank and was in compliance with all of the covenants in the Agreement during September 2008. As of January 3, 2009, the Company was in compliance with the loan covenants contained in the amended Agreement.

On November 3, 2008, the Company and Wells Fargo Bank agreed to amend certain sections of the Agreement dealing with interest rates and interest related matters on advances against the line of credit such that the interest is set at the greater of 5% or prime as published in the Wall Street Journal, plus 2% on Floating Rate Advances per annum and 3.5% on LIBOR Advances. The margin is reduced by 0.25% per annum on a one-time basis if the Company’s Earnings Before Taxes, Depreciation, and Amortization for any fiscal year ending on or after December 31, 2008 is greater than $1,500,000.

As of January 3, 2009, the Company was in compliance with the loan covenants in the Agreement and the total amount outstanding under the New Revolving Loans was $6 million. As of January 3, 2009, there was eligible collateral to support approximately an additional $1,548,000 in borrowings.

10. Commitments and Contingencies

Lease Agreements.

The Company leases its operating facilities under a noncancelable operating lease. In September 2003, the Company entered into a lease amendment for our facility in Mountain View, California. The original lease term of this facility, which ended in February 2004, was amended and extended until February 2009. On December 22, 2008, the lease was amended and renewed to lease for an additional six year period beginning March 1, 2009 until February 28, 2015. The Company also leases office space in Cwmbran, South Wales and in Lisses, France through April 2010 and September 2009, respectively. Rent expense totaled $564,000 for the fiscal year ended January 3, 2009, $608,000 for the fiscal year ended December 29, 2007, and $403,000 for the fiscal year ended December 30, 2006.

Future minimum lease payments under current operating leases at January 3, 2009 are summarized as follows (in thousands):

Fiscal Year	Operating Lease Payments
2009	$643
2010	675
2011	676
2012	689
2013	710
Beyond	899

Total future minimum lease payments	$4,292

IRIDEX Corporation

Notes to Consolidated Financial Statements—(Continued)

License Agreements.

The Company is obligated to pay royalties equivalent to 5% and 7.5% of sales on certain products under certain license agreements. Royalty expense was approximately $231,000, $162,000, and $93,000 for the years ended January 3, 2009, December 29, 2007, and December 30, 2006, respectively.

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

As of December 27, 2007, $4.8 million in obligations to AMS, not including interest, was outstanding and included in accrued liabilities, and there were $1.3 million of non-cancelable purchase orders outstanding with AMS for inventory to be delivered and paid for in 2008. As of January 3, 2009 all amounts due to AMS had been paid in full and there were no remaining non-cancelable purchase orders.

During the third quarter of 2008 the Company determined that there was a probable underpayment of withholding tax concerning its overseas subsidiaries relating to periods prior to the Company’s acquisition of these subsidiaries. Subsequently, the Company has resolved this matter with no charge to net income and the asset in prepaids and other current assets and the corresponding amount recorded in accrued expenses have been removed.

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

The Company has entered into indemnification agreements with its directors and officers that may require the Company: to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature; to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and to make good faith determination whether or not it is practicable for the Company to obtain directors and officers insurance. The Company currently has directors and officers’ liability insurance.

In general, management believes that claims which are pending or known to be threatened, will not have a material adverse effect on the Company’s financial position or results of operations and are adequately covered by the Company’s liability insurance. However, it is possible that cash flows or results of operations could be

IRIDEX Corporation

Notes to Consolidated Financial Statements—(Continued)

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

In August 2007, the Company issued 500,000 shares of Series A Preferred Stock, convertible into 1 million shares of Common Stock, and warrants to purchase an aggregate of 600,000 shares Common Stock at an exercise price of $0.01 per share. The warrants were to expire December 31, 2007 but were exercised prior to that date. The purchase price for a unit of 1 share of Series A Preferred Stock and a warrant to purchase 1.2 shares of Common Stock was $10.00, resulting in net proceeds to the Company of approximately $4.9 million. Of the total $4.9 million proceeds received, approximately $2.3 million has been allocated to the common stock warrants based on their estimated fair value at the time of issuance.

In the event that the Common Stock of the Company trades on a trading market at or above a closing price equal to $5.00 per share (as adjusted for capital reorganizations, stock splits, reclassifications, etc.) for a period of 30 consecutive trading days, the shares of Series A Preferred Stock shall automatically convert to common stock.

Holders of Series A preferred stock have preferential rights to noncumulative dividends when and if declared by the Board of Directors. In the event of liquidation, the holders have preferential rights to liquidation payments in the amount of the original purchase price plus declared and unpaid dividends, if any. At January 3, 2009, the aggregate liquidation preference was $5,000,000.

In addition, holders of Series A preferred stock have certain registration rights including the requirement that the Company file a Form S-3 registration statement within 90 days of becoming eligible to file a Form S-3 registration statement and the right to request that the Company file a Form S-1 registration statement any time after February 29, 2008. Subsequent to the year end the holders of the Series A preferred stock and the Company agreed to amend the Form S-3 registration rights. The agreement changed the clause requiring the Company to file a Form S-3 registration statement within 90 days of becoming eligible to a right to request the Company file a Form S-3 registration statement any time after June 30, 2009. In consideration for extending the period during which the Company is not required to file a registration statement the Company issued the holders of Series A preferred stock warrants to purchase an aggregate of 20,000 shares Common Stock at an exercise price of $0.01 per share. The warrants expire 6 months from date of issuance.

Stock Option Plans

1998 Stock Plan.

The 1998 Stock Plan (the 1998 Plan), as amended, provides for the granting to employees (including officers and employee directors) of incentive stock options and for the granting to employees (including officers and employee directors) and consultants of nonstatutory stock options, stock purchase rights (SPRs), restricted stock, restricted stock units, performance shares, performance units and stock appreciation rights. The exercise price of incentive stock options and stock appreciation rights granted under the 1998 Plan must be at least equal

IRIDEX Corporation

Notes to Consolidated Financial Statements—(Continued)

to the fair market value of the shares at the time of grant. With respect to any recipient who owns stock possessing more than 10% of the voting power of our outstanding capital stock, the exercise price of any option or SPR granted must be at least equal to 110% of the fair market value at the time of grant. Options granted under the 1998 Plan are exercisable at such times and under such conditions as determined by the Administrator; generally over a four year period. The maximum term of incentive stock options granted to any recipient must not exceed ten years; provided, however, that the maximum term of an incentive stock option granted to any recipient possessing more than 10% of the voting power of the Company’s outstanding capital stock must not exceed five years. In the case of SPRs, unless the Administrator determines otherwise, the Company has a repurchase option exercisable upon the voluntary or involuntary termination of the purchaser’s employment with the Company for any reason (including death or disability). Such repurchase option lapses at a rate determined by the Administrator. The purchase price for shares repurchased by the Company is the original price paid by the purchaser. In June of 2006, this plan was amended to shorten the contractual life of all option grants made after June 2006 to a seven year term. As of January 3, 2009 and December 29, 2007, no shares were subject to repurchase. The form of consideration for exercising an option or stock purchase right, including the method of payment, is determined by the Administrator. The 1998 Plan expired in February 2008.

Stand-Alone Options.

In July 2005, in connection with the employment of the Company’s then Chief Executive Officer, the Company’s Board of Directors granted a stand alone option, outside of the Company’s existing stock plans, to Barry Caldwell. The option entitled Mr. Caldwell to purchase up to 234,104 shares of the Company’s Common Stock at an exercise price of $6.07 per share. Mr. Caldwell left the services of the Company in October 2007 and as of January 3, 2009 there were 143,426 shares outstanding and exercisable under this option.

In March 2006, in connection with the employment of the Company’s Vice President of Product Innovation, the Company’s Board of Directors granted a stand alone option, outside of the Company’s existing stock plans, to Deborah Tomasco. The option entitled Ms. Tomasco to purchase up to 50,000 shares of the Company’s Common Stock at an exercise price of $8.26 per share. Ms. Tomasco left the services of the Company in March 2008 and as of January 3, 2009 there were no shares outstanding or exercisable under this option.

In February 2007, in connection with the employment of the Company’s then Chief Financial Officer, the Company’s Board of Directors granted a stand alone option, outside of the Company’s existing stock plans, to Meryl Rains. The option entitled Ms. Rains to purchase up to 50,000 shares of the Company’s Common Stock at an exercise price of $9.42 per share. Ms. Rains left the services of the Company in December 2007 and as of January 3, 2009 there were no shares outstanding under this option.

In February 2007, the Compensation Committee of the Company’s Board of Directors approved the grant of 235,000 non-qualified stock options, outside of the Company’s existing stock plans, to a total of 54 new employees, both domestic and international, hired in connection with the Company’s recently completed acquisition of the assets of the aesthetics business of Laserscope. The options were granted as of February 28, 2007 at an exercise price of $10.06 per share. As of January 3, 2009 there were 110,000 shares outstanding and exercisable under these options.

2008 Equity Incentive Plan.

On June 11, 2008, the shareholders approved the adoption of the 2008 Equity Incentive Plan, (the Incentive Plan). There are no material changes in the Incentive Plan from the 1998 Stock Plan. The maximum aggregate number of shares that may be awarded and sold under the Incentive Plan is 300,000 shares plus any shares

IRIDEX Corporation

Notes to Consolidated Financial Statements—(Continued)

subject to stock options or similar awards granted under the 1998 Stock Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 1998 Stock Plan that are forfeited to the Company on or after the date the 1998 Stock Plan expires. The terms and awards granted during the fiscal year 2008 under either plan were consistent with those described under the 1998 Stock Plan.

The following table summarizes information regarding activity in our stock option plans during the fiscal year ended January 3, 2009:

Information with respect to activity under these option plans are set forth below (in thousands except share and per share data):

	Shares Available for Grant	Outstanding Options
		Number of Shares	Aggregate Price	Weighted Average Exercise Price
Balances, December 31, 2005	294,186	2,154,003	11,851	5.50
Additional shares reserved	200,000	—	—	—
Options granted	(300,650)	300,650	2,551	8.48
Options exercised		(276,578)	(1,291)	4.67
Options cancelled	46,505	(46,505)	(311)	6.69
Options expired	(4,750)	—	—	—

Balances, December 30, 2006	235,291	2,131,570	12,800	6.00
Additional shares reserved	385,000	—	—	—
Options granted	(468,600)	468,600	3,824	8.16
Options exercised	—	(156,137)	(785)	5.03
Options cancelled	584,496	(584,496)	(4,516)	7.73
Options expired	(398,228)	—	—	—

Balances, December 29, 2007	337,959	1,859,537	11,323	6.09
Additional shares reserved	568,863	—	—	—
Options granted	(686,712)	686,712	1,605	2.34
Options exercised	—	—	—	—
Options and cancelled	494,434	(494,434)	(3,052)	6.18
Options expired	(448,581)	—	—	—

Balances, January 3, 2009	265,963	2,051,815	9,876	4.81

IRIDEX Corporation

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information with respect to stock options outstanding at January 3, 2009:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number of Shares Outstanding at January 3, 2009	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable at January 3, 2009	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$086 – $2.34	232,500	6.88	1.09	0	$0.00	0.00
$2.41 – $2.78	256,313	5.89	2.58	57,090	$2.58	7.89
$2.88 – $3.40	270,969	4.46	3.34	158,280	$3.30	4.72
$3.41 – $4.10	236,615	3.59	3.70	194,785	$3.72	3.04
$4.16 – $5.15	205,209	3.90	4.75	183,536	$4.76	4.00
$5.26 – $6.07	359,884	2.78	5.78	357,591	$5.78	5.88
$6.19 – $7.98	227,881	5.34	7.17	176,011	$7.08	5.50
$8.26 – $10.06	245,394	3.89	9.39	175,436	$9.25	3.65
$10.25 – $10.86	13,300	2.63	10.58	11,788	$10.55	2.40
$12.75 – $12.75	3,750	1.50	12.75	3,750	$12.75	1.50

$0.86 – $12.75	2,051,815	4.47	4.81	1,318,267	$5.60	4.75

As of January 3, 2009, December 29, 2007, and December 30, 2006, options to purchase 2,051,815, 1,859,537, and 2,131,570 shares of common stock were outstanding at a weighted average exercise price of $4.81, $6.09, and $6.00, respectively.

As of January 3, 2009, 1,863,276 shares were vested and expected to vest, at a weighted average exercise price of $4.92 per share and with a weighted average remaining contractual life of 4.32 years.

Adoption of SFAS 123(R).

We estimate the fair value of stock options granted using the Black-Scholes option-pricing formula.

The determination of fair value of all options granted by the Company is computed based on the Black-Scholes option-pricing model with the following weighted average assumptions:

	Employee Stock Option Plan			Employee Stock Purchase Plan
	2008	2007	2006	2008	2007	2006
Average risk free interest rate	2.7%	4.4%	4.80%	—	4.9%	4.43%
Expected life (in years)	4.8 years	4.6 years	3.8 years	—	0.12	0.5
Dividend yield	—	—	—	—	—	—
Average volatility	71.9%	59.0 – 65.0%	50.0 – 60.0%	—	36%	34.0 – 60.0%

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

IRIDEX Corporation

Notes to Consolidated Financial Statements—(Continued)

The following table shows stock-based compensation expense included in the Consolidated Statements of Operations for 2008, 2007 and 2006 (in thousands):

	Year Ended January 3, 2009	Year Ended December 29, 2007	Year Ended December 30, 2006
Cost of revenues	$152	$141	$122
Research and development	85	182	251
Sales, general and administrative	85	907	1,433

	$322	$1,230	$1,816

Approximately $7 thousand, $7 thousand and $6 thousand of the stock based compensation expense recognized was capitalized into inventory as a component of overhead at January 3, 2009, December 29, 2007 and December 30, 2006, respectively.

Information with respect to activity under these option plans are set forth below (in thousands except per share data):

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 29, 2007	1,859,537	$6.09	$—
Options granted	686,712	2.34
Options exercised	—	—
Options forfeited/cancelled/ expired	(494,434)	6.18

Outstanding at January 3, 2009	$2,051,815	$4.81	$—

The weighted average grant date fair value of options granted during 2008 was $1.38 per share.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 3, 2009. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the years ended January 3, 2009 and December 29, 2007 were approximately $0 and $0.5 million, respectively.

IRIDEX Corporation

Notes to Consolidated Financial Statements—(Continued)

As a result of adopting the fair value recognition provisions of SFAS 123(R), the impact to the consolidated financial statements for 2008, 2007 and 2006 from stock-based compensation is as follows (in thousands, except per share data):

	Year Ended January 3, 2009	Year Ended December 29, 2007	Year Ended December 30, 2006
Stock-based compensation expense by award type:
Employee stock options granted	$322	$1,218	$1,218
Employee stock purchase plan	—	12	12

Total stock-based compensation	322	1,230	1,230

Total effect on stock-based compensation at the Company’s marginal tax rate	(129)	(467)	(467)

Effect on net loss	$193	$763	$763

Effect on net loss per share:
Basic and diluted earnings per share	$0.01	$0.09	$0.09

A summary of the status of the Company’s non-vested shares as of January 3, 2009 and changes during the period ended January 3, 2009 is presented below (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Dated Fair Value
Non-vested at December 29, 2007	473,143	$7.50
Granted	686,712	1.38
Vested	43,127	5.70
Cancelled/forfeited	(469,434)	6.18

Non-vested at January 3, 2009	733,548	$3.41

As of January 3, 2009, there were $2.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements under both of the plans. The cost is expected to be recognized over a weighted average period of three years.

12. Employee Benefit Plan

The Company has a plan known as the IRIS Medical Instruments 401(k) trust to provide retirement benefits through the deferred salary deductions for substantially all US employees. Employees may contribute up to 15% of their annual compensation to the plan, limited to a maximum amount set by the Internal Revenue Service. The plan also provides for Company contributions at the discretion of the Board of Directors. On April 1, 2000 the Company commenced a Company match for the 401(k) in the amount of 50% of employee contributions up to an annual maximum of $2,000 per year. The Company contributions totaled $214,000 in 2008, $260,000 in 2007, and $106,000 in 2006. Prior to the start of fiscal 2009, the Company temporarily suspended the matching contributions. It is not known at this time when such matching contributions will be reinstated.

IRIDEX Corporation

Notes to Consolidated Financial Statements—(Continued)

13. Income Taxes

Pre-tax Book loss was comprised of the following:

	Year Ended January 3, 2009	Year Ended December 29, 2007	Year Ended December 30, 2006
United States	$(7,049)	$(20,772)	$(4,032)
Foreign	(194)	(1,487)	—

Total	$(7,243)	$(22,259)	$(4,032)

The provision for income taxes includes:

	Year Ended January 3, 2009	Year Ended December 29, 2007	Year Ended December 30, 2006
Current:
Federal	$87	$4	$(371)
State	40	9	—

	127	13	(371)

Deferred:
Federal	—	—	1,756
State	—	—	337
	—	—	2,093

Income tax provision	$127	$13	$1,721

The Company’s effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

	Year Ended January 3, 2009	Year Ended December 29, 2007	Year Ended December 30, 2006
Income tax provision at statutory rate	34%	34%	34%
State income taxes, net of federal benefit	5%	4%	1%
Nondeductible permanent differences	(3%)	(1%)	(10%)
Research and development credits	1%	0%	2%
Change in valuation allowance	(40%)	(35%)	(73%)
Foreign Rate Differential	1%	(2%)	1%

Effective tax rate	(2%)	(0%)	(45%)

IRIDEX Corporation

Notes to Consolidated Financial Statements—(Continued)

The tax effect of temporary differences and carry-forwards that give rise to significant portions of the net deferred tax assets are presented below (in thousands):

	January 3, 2009	December 29, 2007
Accruals and Reserves	$2,465	$1,989
Deferred Revenue	255	72
Fixed assets	633	616
Intangibles	8,580	6,386
Stock Compensation	514	525
Net operating loss	148	293
R&D Credits	911	821
Other Tax Credits	33	0
Other	15	12

Net deferred tax asset	$13,554	$10,714
Valuation Allowance	(13,554)	(10,714)

Net Deferred Tax Assets (Liability)	$0	$0

As a result of losses incurred in 2008 and 2007 and uncertainty regarding the ability to project future profitable results, the Company has recorded a valuation allowance against its deferred tax assets.

As of January 3, 2009, the Company had Federal and State net operating loss carry forwards of approximately $1,650,000 and $4,066,000 respectively. The federal losses will begin to expire in 2027 and the state losses will begin to expire in 2019. Of the above NOL’s, $1,650,000 and $1,434,000 respectively, relate to windfall stock option deductions which when realized will be credited to equity.

As of January 3, 2009, the Company had Federal and State research credit carry forwards of approximately $838,000 and $996,000 available to offset future liabilities. The Federal credits will begin expiring in 2020 if not used. The state research credits do not expire.

The Company also has $33,000 of alternative minimum tax credits which do not expire and can be used to offset regular tax at a future date.

The above net operating losses and R&D credits are subject to IRC sections 382 and 383. In the event of a change in ownership as defined by these code sections, the usage of the above mentioned NOL’s and credits may be limited.

Effective December 31, 2006, the Company adopted Financial Accounting Standards Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”

As a result of the implementation of FIN No. 48, the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods.

Upon adoption of FIN No. 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes did not change. As of January 3, 2009, the Company had accrued $67,297 for payment of interest and penalties related to unrecognized tax benefits.

IRIDEX Corporation

Notes to Consolidated Financial Statements—(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$550
Additions Based upon tax positions related to the current year	35
Reductions resulting in lapse of statute of limitations Settlements	—

Balance at January 3, 2009	$585

If the ending balance of $585 thousand of unrecognized tax benefits at January 3, 2009 were recognized, none of the recognition would affect the income tax rate. The Company does not anticipate any material change in its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business.

The company files U.S. federal and state returns as well as foreign returns in France and the UK. The tax years 2001 to 2007 remain open in several jurisdictions none of which have individual significance.

14. Major Customers and Business Segments

The Company operates in two reportable segments: the ophthalmology segment and the aesthetics segment. In both segments, the Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables and service and support activities.

In the years ended January 3, 2009, December 29, 2007 and December 30, 2006, no customer individually accounted for more than 10% of our revenue.

Revenue information shown by geographic region is as follows (in thousands):

	Year Ended January 3, 2009	Year Ended December 29, 2007	Year Ended December 30, 2006
United States	$26,959	$29,931	$21,826
Europe	14,809	15,077	7,787
Rest of Americas	2,584	1,959	1,836
Asia/Pacific Rim	4,176	8,565	4,455

	$48,528	$55,532	$35,904

Revenues are attributed to countries based on location of end customers. In the years ended January 3, 2009, December 29, 2007 and December 30, 2006, no individual country accounted for more than 10% of the Company’s sales, except for the United States, which accounted for 55.6% of sales in 2008, 53.9% of sales in 2007, and 60.8% in 2006.

IRIDEX Corporation

Notes to Consolidated Financial Statements—(Continued)

Information on reportable segments for the three years ended January 3, 2009, December 29, 2007, and December 30, 2006 is as follows (in thousands):

	Year Ended January 3, 2009
	Ophthalmology	Aesthetics	Total
Sales	$32,387	$16,141	$48,528
Direct cost of revenues	9,197	6,638	15,835

Direct gross profit	$23,190	9,503	32,693
Impairment of goodwill and intangible assets		$5,364	5,364
Total unallocated indirect costs			34,865

Loss from operations			$(7,536)

	Year Ended December 29, 2007
	Ophthalmology	Aesthetics	Total
Sales	$32,347	$23,185	$55,532
Direct cost of revenues	9,721	11,151	20,872

Direct gross profit	$22,626	12,034	34,660
Impairment of goodwill and intangible assets		$14,690	14,690
Total unallocated indirect costs			44,085

Loss from operations			$(24,115)

	Year Ended December 30, 2006
	Ophthalmology	Aesthetics	Total
Sales	$30,826	$5,078	$35,904
Direct cost of revenues	9,312	2,125	11,437

Direct gross profit	$21,514	$2,953	24,467
Total unallocated indirect costs			29,232

Income from operations			$(4,765)

Direct cost of revenues includes standard product cost (direct material, labor & fringe benefits) and any warranty and unit royalty costs. Indirect costs of manufacturing, research and development and selling, general and administrative costs are not allocated to the segments. The Company’s assets and liabilities are not evaluated on a segment basis. Accordingly, no disclosure on segment assets and liabilities is provided.

IRIDEX Corporation

Notes to Consolidated Financial Statements—(Continued)

15. Computation of Basic Net Loss Per Common Share and Diluted Net Loss Per Common Share

A reconciliation of the numerator and denominator of basic net loss per common share and diluted net loss per common share is provided as follows (in thousands, except per share amounts):

	Year Ended January 3, 2009	Year Ended December 29, 2007	Year Ended December 30, 2006
Net loss	$(7,370)	$(22,272)	$(5,753)
Denominator—Net loss per common share
Weighted average common stock outstanding	8,824	8,293	7,713
Effect of dilutive securities
Weighted average common stock options
Total weighted average stock and options outstanding	8,824	8,293	7,713

Net loss per common share	$(0.84)	$(2.69)	$(0.75)

Diluted net loss per common share	$(0.84)	$(2.69)	$(0.75)

In 2008, 2007 and 2006 there were 2,051,815, 1,859,537 and 2,131,570 outstanding options to purchase shares at a weighted average exercise price of $4.81, $6.09 and $6.00 per share, respectively, that were not included in the computation of diluted net loss per common share because their effect was antidilutive. These options could dilute earnings per share in future periods. In 2008 and 2007, there were 500,000 shares of Preferred A stock which will automatically convert into 1,000,000 common shares in the event that the common stock of the Company trades at or above $5.00 per share for a period of 30 consecutive trading days, the shares have not been included in the computation of diluted net loss per common share because their effect is antidilutive. These shares could dilute earnings per share in future periods.

16. Selected Quarterly Financial Data, (Unaudited)

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Year Ended January 3, 2009
Sales	$11,474	$12,922	$11,987	$12,145
Gross profit	$4,805	$5,331	$4,990	$4,553
Net loss	$(892)	$275	$(249)	$(6,503)
Net loss per common share	$(0.10)	$0.03	$(0.03)	$(0.74)
Basic and diluted net loss per common share	$(0.10)	$0.03	$(0.03)	$(0.74)
Year Ended December 29, 2007
Sales	$12,566	$15,249	$13,575	$14,142
Gross profit	$5,209	$6,584	$6,185	$6,306
Net loss	$(4,920)	$(343)	$(1,238)	$(15,771)
Net loss per common share	$(0.61)	$(0.04)	$(0.15)	$(1.82)
Basic and diluted net income loss per common share	$(0.61)	$(0.04)	$(0.15)	$(1.82)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 3, 2009 using the criteria for effective internal control over financial reporting as described in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level and that the material weakness in our internal control over financial reporting related to our financial reporting process identified in our Annual Report on Form 10-K for the year ended December 29, 2007 has been remediated.

Remediation of Prior Year Material Weakness.

During fiscal 2008, we implemented the following remediation actions designed to address these material weakness:

•	we enhanced our finance function by hiring a new Chief Financial Officer, a new Controller and an additional staff member;

•	we improved the processes and procedures to ensure timely reconciliations of all major balance sheet accounts; and

•	we continued to strengthen personnel through training of existing staff.

We believe these actions have strengthened our internal control over financial reporting and addressed the material weakness identified above. Based on our testing of these enhanced procedures, management determined that, as of January 3, 2009, we have remediated the material weakness in internal control over financial reporting as disclosed in the Annual Report on Form 10-K for December 29, 2007.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

PART III

Certain information required by Part III has been omitted from this Form 10-K. This information is instead incorporated herein by reference to our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders (the Proxy Statement), which we will file within 120 days after the end of our fiscal year pursuant to Regulation 14A in time for our Annual Meeting of Stockholders to be held June 17, 2009.

Item 10.	Directors and Executive Officers of the Registrant

Information regarding our directors is incorporated herein by reference to “Proposal One—Election of Directors—Nominees” in our Proxy Statement. The information concerning our current executive officers is incorporated herein by reference to “Executive Officers” in our Proxy Statement. Information regarding delinquent filers is incorporated by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement. Information regarding our code of business conduct and ethics is incorporated herein by reference to “Proposal One—Election of Directors—Corporate Governance Matters—Code of Business Conduct and Ethics” in our Proxy Statement.

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

The information required by this item is incorporated herein by reference to “Proposal Three—Ratification of Appointment of Independent Accountants” in our Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following documents are filed in Part II of this Annual Report on Form 10-K:

Page in Form 10-K Report
1. Financial Statements

Report of Independent Registered Public Accounting Firm	46
Report of Independent Registered Public Accounting Firm	47
Consolidated Balance Sheets as of January 3, 2009 and December 29, 2007	48
Consolidated Statements of Operations for the years ended January 3, 2009, December 29, 2007, and December 30, 2006	49
Consolidated Statements of Comprehensive Loss for the years ended January 3, 2009, December 29, 2007, and December 30, 2006	49
Consolidated Statements of Stockholders’ Equity for the years ended January 3, 2009, December 29, 2007, and December 30, 2006	50
Consolidated Statements of Cash Flows for the years ended January 3, 2009, December 29, 2007, and December 30, 2006	51
Notes to Consolidated Financial Statements	52

2. Financial Statement Schedule

The following financial statement schedule of IRIDEX Corporation for the years ended January 3, 2009, December 29, 2007, and December 30, 2006 is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of IRIDEX Corporation.

Schedule II—Valuation and Qualifying Accounts	85

Other schedules have been omitted because they are either not required, not applicable, or the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits

Exhibit Index

Exhibits	Exhibit Title
2.1(13)	Asset Purchase Agreement dated November 30, 2006 by and among American Medical Systems, Inc., a Delaware corporation, Laserscope, a California corporation and a wholly owned subsidiary of American Medical Systems, Inc., and IRIDEX Corporation.

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2(2)	Amended and Restated Bylaws of Registrant.

4.1(3)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock.

4.2(3)	Investor Rights Agreement, dated as of August 31, 2007, by and between the Company, BlueLine Capital Partners, LP; BlueLine Capital Partners III, LP and BlueLine Capital Partners II, LP.

10.1(1)	Form of Indemnification Agreement with directors and officers.

10.2	Lease Agreement dated December 6, 1996 by and between Zappettini Investment Co. and the Registrant, as amended pursuant to Amendment No. 1 dated September 15, 2003 and Amendment No. 2 dated December 22, 2008.

10.3(4)*	1995 Director Option Plan.

Exhibits	Exhibit Title
10.4(5)*	1998 Stock Plan (as amended June 19, 2007).

10.5(6)*	2005 Employee Stock Purchase Plan.

10.6(7)*	2009 Employee Incentive Program Summary.

10.7(8)*	2008 Equity Incentive Plan.

10.8*	Change of Control Severance Agreement by and between the Company and James Mackaness, dated January 22, 2008.

10.9(5)	Settlement Agreement, dated April 6, 2007, by and among Synergetics, Inc., Synergetics USA, Inc. and IRIDEX Corporation.

10.10(3)	Securities Purchase Agreement, dated August 31, 2007, by and among BlueLine Capital Partners, LP, BlueLine Capital Partners III, LP, BlueLine Capital Partners II, LP and IRIDEX Corporation.

10.11(10)	Credit and Security Agreement, dated March 27, 2008, by and between IRIDEX Corporation and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division.

10.12(10)	Credit and Security Agreement (Ex-Im Subfacility), dated March 27, 2008, by and between IRIDEX Corporation and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division.

10.13(10)	Borrower Agreement, dated March 27, 2008, by IRIDEX Corporation in favor of Export-Import Bank of the United States and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division.

10.14(11)	First Amendment to Credit and Security Agreements and Waiver of Default, dated November 3, 2008, by and between IRIDEX Corporation and Wells Fargo Bank, National Association.

10.15(9)	Letter Agreement, dated June 27, 2007, by and between American Medical Systems, Inc., a Delaware corporation, Laserscope, a California corporation and a wholly owned subsidiary of American Medical Systems, Inc., and IRIDEX Corporation, as amended.

10.16(9)	Letter amendment, dated July 31, 2007, by and between Laserscope and IRIDEX Corporation.

10.17(9)	Letter amendment, dated August 6, 2007, by and between Laserscope and IRIDEX Corporation.

10.18(9)	Security Agreement made by the Company in favor of each of American Medical Systems, Inc. and Laserscope, dated August 14, 2007.

10.19(9)	Patent, Trademark and Copyright Security Agreement by and between the Company and Mid-Peninsula Bank, dated July 31, 2007.

10.20(9)	Subordination Agreement by and between the Company, Mid-Peninsula Bank, American Medical Systems, Inc. and Laserscope, dated August 14, 2007.

16.1(12)	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission, dated as of August 19, 2007.

21.1(1)	Subsidiaries of Registrant.

23.1	Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm.

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See page 86).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibits	Exhibit Title
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Exhibits filed with the Registration Statement on Form SB-2 (No. 333-00320-LA) which was declared effective on February 15, 1996.
(2)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on November 21, 2007.
(3)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on September 7, 2007.
(4)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Registration Statement on Form S-8 on August 3, 2004.
(5)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2007.
(6)	Incorporated by reference to the appendix filed with the Registrant’s Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders which was filed on April 30, 2004.
(7)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Form 8-K on December 16, 2008.
(8)	Incorporated by reference to the appendix filed with the Registrant’s Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders which was filed on April 24, 2008.
(9)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-Q for the quarter ended September 29, 2007.
(10)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on April 2, 2008.
(11)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on November 7, 2008.
(12)	Incorporated by reference to Exhibit 16.1 filed with the Registrant’s Report on Form 8-K on August 29, 2007.
(13)	Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Report on Form 8-K on December 6, 2006.

Trademark Acknowledgments

IRIDEX, the IRIDEX logo, IRIS Medical, OcuLight, SmartKey, EndoProbe, Apex, Aura, Lyra, Gemini, Venus, Coolspot and Dermastat are our registered trademarks. G-Probe, DioPexy, DioVet, TruFocus, TrueCW, DioLite, IQ 810, IQ 577, MicroPulse, OtoProbe, ScanLite, Symphony, VariLite and EasyFit product names are our trademarks. All other trademarks or trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

Schedule II

IRIDEX CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of The Period	Additions	Deductions	Balance at End of The Period
Balance for the year ended December 30, 2006:
Allowance for doubtful accounts receivable	$559	$141	$(261)	$439
Provision for inventory	$2,055	$(296)	$1	$1,760
Balance for the year ended December 29, 2007:
Allowance for doubtful accounts receivable-(1)	$439	$470	$(209)	$700
Provision for inventory-(2)	$1,760	$3,147	$(277)	$4,630
Balance for the year ended January 3, 2009:
Allowance for doubtful accounts receivable	$700	$410	$(201)	$909
Provision for inventory	$4,630	$5,894	$(4,073)	$6,451

(1)	Additions amount includes 330 thousand from the acquisition of the aesthetics business of Laserscope from AMS.
(2)	Additions amount includes 130 thousand from the acquisition of the aesthetics business of Laserscope from AMS.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 1st day of April 2009.

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

Signature	Title	Date

/s/ THEODORE A. BOUTACOFF (Theodore A. Boutacoff)	President, Chief Executive Officer, and Chairman (Principal Executive Officer)	April 1, 2009

/s/ JAMES H. MACKANESS (James H. Mackaness)	Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2009

/s/ JAMES L. DONOVAN (James L. Donovan)	Vice President, Corporate Business Development and Director	April 1, 2009

/s/ JAMES B. HAWKINS (James B. Hawkins)	Director	April 1, 2009

/s/ DONALD L. HAMMOND (Donald L. Hammond)	Director	April 1, 2009

/s/ SANFORD FITCH (Sanford Fitch)	Director	April 1, 2009

/s/ GARRETT A. GARRETTSON (Garrett A. Garrettson)	Director	April 1, 2009

/s/ WILLIAM M. MOORE (William M. Moore)	Director	April 1, 2009

Exhibit Index

Exhibits	Exhibit Title
2.1(13)	Asset Purchase Agreement dated November 30, 2006 by and among American Medical Systems, Inc., a Delaware corporation, Laserscope, a California corporation and a wholly owned subsidiary of American Medical Systems, Inc., and IRIDEX Corporation.

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2(2)	Amended and Restated Bylaws of Registrant.

4.1(3)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock.

4.2(3)	Investor Rights Agreement, dated as of August 31, 2007, by and between the Company, BlueLine Capital Partners, LP; BlueLine Capital Partners III, LP and BlueLine Capital Partners II, LP.

10.1(1)	Form of Indemnification Agreement with directors and officers.

10.2	Lease Agreement dated December 6, 1996 by and between Zappettini Investment Co. and the Registrant, as amended pursuant to Amendment No. 1 dated September 15, 2003 and Amendment No. 2 dated December 22, 2008.

10.3(4)*	1995 Director Option Plan.

10.4(5)*	1998 Stock Plan (as amended June 19, 2007).

10.5(6)*	2005 Employee Stock Purchase Plan.

10.6(7)*	2009 Employee Incentive Program Summary.

10.7(8)*	2008 Equity Incentive Plan.

10.8*	Change of Control Severance Agreement by and between the Company and James Mackaness, dated January 22, 2008.

10.9(5)	Settlement Agreement, dated April 6, 2007, by and among Synergetics, Inc., Synergetics USA, Inc. and IRIDEX Corporation.

10.10(3)	Securities Purchase Agreement, dated August 31, 2007, by and among BlueLine Capital Partners, LP, BlueLine Capital Partners III, LP, BlueLine Capital Partners II, LP and IRIDEX Corporation.

10.11(10)	Credit and Security Agreement, dated March 27, 2008, by and between IRIDEX Corporation and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division.

10.12(10)	Credit and Security Agreement (Ex-Im Subfacility), dated March 27, 2008, by and between IRIDEX Corporation and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division.

10.13(10)	Borrower Agreement, dated March 27, 2008, by IRIDEX Corporation in favor of Export-Import Bank of the United States and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division.

10.14(11)	First Amendment to Credit and Security Agreements and Waiver of Default, dated November 3, 2008, by and between IRIDEX Corporation and Wells Fargo Bank, National Association.

10.15(9)	Letter Agreement, dated June 27, 2007, by and between American Medical Systems, Inc., a Delaware corporation, Laserscope, a California corporation and a wholly owned subsidiary of American Medical Systems, Inc., and IRIDEX Corporation, as amended.

10.16(9)	Letter amendment, dated July 31, 2007, by and between Laserscope and IRIDEX Corporation.

10.17(9)	Letter amendment, dated August 6, 2007, by and between Laserscope and IRIDEX Corporation.

10.18(9)	Security Agreement made by the Company in favor of each of American Medical Systems, Inc. and Laserscope, dated August 14, 2007.

Exhibits	Exhibit Title
10.19(9)	Patent, Trademark and Copyright Security Agreement by and between the Company and Mid-Peninsula Bank, dated July 31, 2007.

10.20(9)	Subordination Agreement by and between the Company, Mid-Peninsula Bank, American Medical Systems, Inc. and Laserscope, dated August 14, 2007.

16.1(12)	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission, dated as of August 19, 2007.

21.1(1)	Subsidiaries of Registrant.

23.1	Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm.

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See page 86).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Exhibits filed with the Registration Statement on Form SB-2 (No. 333-00320-LA) which was declared effective on February 15, 1996.
(2)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on November 21, 2007.
(3)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on September 7, 2007.
(4)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Registration Statement on Form S-8 on August 3, 2004.
(5)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2007.
(6)	Incorporated by reference to the appendix filed with the Registrant’s Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders which was filed on April 30, 2004.
(7)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Form 8-K on December 16, 2008.
(8)	Incorporated by reference to the appendix filed with the Registrant’s Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders which was filed on April 24, 2008.
(9)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-Q for the quarter ended September 29, 2007.
(10)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on April 2, 2008.
(11)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on November 7, 2008.
(12)	Incorporated by reference to Exhibit 16.1 filed with the Registrant’s Report on Form 8-K on August 29, 2007.
(13)	Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Report on Form 8-K on December 6, 2006.