Form 10-Q
period 2009-04-04
IRIDEX CORP
filed 2009-05-15
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock, $.01 par value, issued and outstanding as of May 12, 2009 was 8,844,301.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

IRIDEX Corporation

Condensed Consolidated Balance Sheets

(Unaudited, in thousands)

	April 4, 2009	January 3, 2009 (1)
Assets
Current assets:
Cash and cash equivalents	$5,662	$5,307
Accounts receivable, net	7,809	8,199
Inventories, net	11,164	11,644
Prepaids and other current assets	516	540

Total current assets	25,151	25,690
Property and equipment, net	710	832
Other intangible assets, net	1,394	1,474
Other long term assets	310	229

Total assets	$27,565	$28,225

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,951	$2,415
Bank line of credit	5,477	6,000
Accrued compensation	1,823	1,729
Accrued expenses	2,151	2,249
Accrued warranty	1,294	1,345
Deferred revenue	2,733	2,741

Total current liabilities	15,429	16,479

Stockholders’ equity:
Convertible preferred stock	5	5
Common stock	89	89
Additional paid-in capital	39,244	39,105
Accumulated other comprehensive loss	(165)	(192)
Treasury stock, at cost	(430)	(430)
Accumulated deficit	(26,607)	(26,831)

Total stockholders’ equity	12,136	11,746

Total liabilities and stockholders’ equity	$27,565	$28,225

(1)	Derived from the consolidated audited financial statements included in our report filed on Form 10-K with the SEC for the year ended January 3, 2009.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended
	April 4, 2009	March 29, 2008
Revenues	$10,736	$11,474
Cost of revenues	5,688	6,669

Gross profit	5,048	4,805
Operating expenses:
Research and development	841	1,025
Sales and marketing	2,351	2,613
General and administrative	1,493	1,905

Total operating expenses	4,685	5,543

Income (loss) from operations	363	(738)
Interest and other expense, net	(139)	(154)

Income (loss) before income taxes	224	(892)
Provision for income taxes	—	—

Net income (loss)	$224	$(892)

Net income (loss) per share - basic and diluted	$0.03	$(0.10)

Shares used in computing net income (loss) per share - basic and diluted	8,825	8,824

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	Three Months Ended
	April 4, 2009	March 29, 2008
Net income (loss)	$224	$(892)
Foreign currency translation adjustments	27	(40)

Comprehensive income (loss)	$251	$(932)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended
	April 4, 2009	March 29, 2008
Operating activities:
Net income (loss)	$224	$(892)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	234	823
Stock compensation recognized	139	32
Provision for doubtful accounts	102	29
Provision for inventory reserves	120	(45)
Changes in operating assets and liabilities:
Accounts receivable	288	408
Inventories	360	(2)
Prepaids and other current assets	24	(45)
Other long term assets	(81)	65
Accounts payable	(464)	1,517
Accrued compensation	94	(457)
Accrued expenses	(98)	(1,804)
Accrued warranty	(51)	(395)
Deferred revenue	(8)	(96)

Net cash provided by (used in) operating activities	883	(862)

Investing activities:
Purchases of property and equipment	(32)	(96)

Net cash used in investing activities	(32)	(96)

Financing activities:
Proceeds of credit facility, net of issuance costs	—	5,281
Repayment of credit facility	—	(9,879)
Release of restriction of funds under debt facility	—	3,800
Proceeds from borrowings	10,871	—
Repayment of borrowings	(11,394)	—

Net cash used in financing activities	(523)	(798)

Effect of foreign exchange rate changes	27	(40)

Net increase (decrease) in cash and cash equivalents	355	(1,796)
Cash and cash equivalents at beginning of period	5,307	5,809

Cash and cash equivalents at end of period	$5,662	$4,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

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

The condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 1, 2009. The results of operations for the three month period ended April 4, 2009 are not necessarily indicative of the results for the year ending January 2, 2010 or any future interim period.

The Company has generated cash from operations for the last two quarters; however, prior to that, the Company incurred substantial losses and had negative cash flows from operations for the preceding three fiscal years. The Company has historically required, and continues to require, debt to fund its operations. Management believes that the Company’s current cash and cash equivalents and its credit facility with Wells Fargo Bank provides sufficient liquidity to operate for the next 12 months and that the covenants contained in the Wells Fargo Bank credit facility are reasonable and management expects to be able to meet those covenants based on its operating plan for 2009. If the Company is not able to perform in accordance with its operating plan for 2009 and fails to maintain compliance with its debt covenants, Wells Fargo Bank would be entitled to exercise its remedies under this credit facility which include declaring all outstanding obligations due and payable, and disposing of the collateral if obligations are not paid.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS 162 will have a material impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Standards

In April 2008, FASB Staff Position SFAS 142-3, Determination of the Useful Life of Intangible Assets, (FSP 142-3) was issued. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets, (SFAS 142). FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset in paragraphs 7–11 of this FSP shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements in paragraphs 13–15 shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. In January 2009, the Company adopted FSP 142-3. The adoption of FSP 142-3 did not have a material impact on its consolidated financial statements.

2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended January 3, 2009, which was filed with the Securities and Exchange Commission on April 1, 2009.

Revenue Recognition.

Our revenues arise from the sale of laser consoles, delivery devices, consumable laser probes (consumables) and service and support activities. Revenue from product sales is recognized upon receipt of a purchase order and product shipment provided that no significant obligations remain and collection of the receivables is reasonably assured. Shipments are generally made with Free-On-Board (FOB) shipping point terms, whereby title passes upon shipment from our dock. Any shipments with FOB receiving point terms are recorded as revenue when the shipment arrives at the receiving point. Cost is recognized as product sales revenue is recognized. Our Company’s sales may include post-sales obligations for support activities. When these obligations are fulfilled after product shipment, the Company recognizes revenue in accordance with the multiple element accounting guidance set forth in Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables.” When the Company has objective and reliable evidence of fair value of the undelivered elements, it defers revenue attributable to the post-sale obligations and recognizes such revenue when the obligation is fulfilled. Otherwise, the Company defers all revenue related to the transaction until all elements are delivered. Revenue relating to extended support contracts is recognized on a straight line basis over the period of the applicable support contract. We recognize repair service revenue upon completion of the work.

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

Deferred Revenue

Revenue related to extended service contracts is deferred and recognized on a straight line basis over the period of the applicable service period. Costs associated with these service arrangements are recognized as incurred. The reduction in the deferred revenue balance is attributable to the fact that revenue being recognized from existing contracts exceeds the revenue being deferred from new or renewed contracts due to the decline in the aesthetics business. A reconciliation of the changes in the Company’s deferred revenue balance for the three months ended April 4, 2009 and January 3, 2009 is as follows:

	Three Months Ended
(in thousands)	April 4, 2009	January 3, 2009
Balance, beginning of period	$2,741	$2,805
Additions to deferral	1,593	1,669
Revenue recognized	(1,601)	(1,733)

Balance, end of period	$2,733	$2,741

Warranty

The Company accrues for estimated warranty cost upon shipment of products. Actual warranty costs incurred have not materially differed from those accrued. The Company’s warranty policy is applicable to products which are considered defective in their performance or fail to meet the product specifications. Warranty costs are reflected in the statement of operations as a cost of sales. A reconciliation of the changes in the Company’s warranty liability for the three months ended April 4, 2009 and January 3, 2009 is as follows:

	Three Months Ended
(in thousands)	April 4, 2009	January 3, 2009
Balance, beginning of period	$1,345	$1,258
Accrual for warranties issued during the period	268	190
Settlements made in kind during the period	(319)	(103)

Balance, end of period	$1,294	$1,345

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

Future changes in events or circumstances, such as an inability to achieve the cash flows determined above, may indicate that the recorded value of the intangible assets will not be recovered through future cash flows, or if the fair value of the Laserscope Aesthetics business unit is determined to be less than its carrying value, the Company may be required to record an additional impairment charge for the intangible assets or further modify the period of expected lives for the intangible assets.

3.	Inventories, net

The components of the Company’s inventories as of April 4, 2009 and January 3, 2009 are as follows:

(in thousands)	April 4, 2009	January 3, 2009
Raw materials and work in process	$8,014	$7,753
Finished goods	3,150	3,891

Total inventories	$11,164	$11,644

4.	Fair Value Measurement

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

At April 4, 2009, the Company had $5.7 million in cash and cash equivalents. Of this amount, approximately $2.0 million were in money market funds whose fair market value was obtained from real-time quotes for transactions in active markets involving identical assets. At April 4, 2009, the Company had $5.5 million outstanding against the bank line of credit. The book value of this bank line of credit approximates fair value due to its floating rate nature. The Company did not have any Level 2 or Level 3 assets or liabilities at April 4, 2009.

5.	Bank Borrowings

The Company has a borrowing agreement with Wells Fargo Bank that provides for an asset-based revolving line of credit of up to $8.0 million secured by a lien on substantially all of the Company’s assets. Interest is set at the greater of 5% or prime as published in the Wall Street Journal, plus 2% on Floating Rate Advances and 3.5% on LIBOR Advances.

As of April 4, 2009, the Company was in compliance with the loan covenants in the Agreement and the total amount outstanding under the revolving line of credit was $5.5 million.

6.	Stock Based Compensation

For the three months ended April 4, 2009, the Company had one active stock plan. The 1998 Stock Plan expired in February 2008. On June 11, 2008, the shareholders approved the adoption of the 2008 Equity Incentive Plan, (the Incentive Plan). There were no material changes in the Incentive Plan from the 1998 Stock Plan. The maximum aggregate number of shares that may be awarded and sold under the Incentive Plan is 300,000 shares plus any shares subject to stock options or similar awards granted under the 1998 Stock Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 1998 Stock Plan that are forfeited to the Company on or after the date the 1998 Stock Plan expires.

The following table summarizes information regarding activity in our stock option plan during the three months ended April 4, 2009:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at January 3, 2009	2,051,815	$4.81	$—
Granted	15,500	0.86
Exercised	—	—
Canceled or forfeited	(55,494)	4.73

Outstanding at April 4, 2009	2,011,821	$4.79	$76,305

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of April 4, 2009, that would have been received by option holders had all options holders exercised their stock options as of that date. There were no options exercised during the three months ended April 4, 2009.

The weighted-average grant fair value of the options granted under the Company’s stock plans was $0.58 and $1.96 per share for the three months ended April 4, 2009 and March 29, 2008, respectively.

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	Three Months Ended
	April 4, 2009	March 29, 2008
Average risk free interest rate	1.68%	3.25%
Expected life (in years)	4.75 years	6 years
Dividend yield	0.0%	0.0%
Average volatility	87.0%	70.0%

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

The following table shows stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three months periods ended April 4, 2009 and March 29, 2008 (in thousands):

	Three Months Ended
	April 4, 2009	March 29, 2008
Cost of revenues	$37	$23
Research and development	22	30
Sales and marketing	30	(24)
General and administrative	50	3

	$139	$32

Approximately $9 thousand and $5 thousand of the stock based compensation expense recognized was capitalized into inventory as a component of overhead at April 4, 2009 and March 29, 2008, respectively.

7.	Income Taxes

Provision for Income Tax

Under Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” we are required to make our best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. The Company recorded $0 income tax provision for both the three months ended April 4, 2009 and March 29, 2008. The Company’s effective tax rate was 0% for both the three months ended April 4, 2009 and March 29, 2008. The zero effective tax rate for the three months ended April 4, 2009 was associated primarily with the un-benefitted loss incurred in the U.S. operations.

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

Uncertain Tax Positions

The company accounts for its uncertain tax positions in accordance with Financial Accounting Standards Interpretation number 48, or FIN 48. The balance of gross unrecognized tax benefits as of April 4, 2009 was $585 thousand. If all of our uncertain tax positions were sustained in our favor, the Company would not recognize an aggregate tax benefit due to our valuation allowance against our deferred tax assets.

At April 4, 2009, the Company has accrued $67 thousand for estimated interest and penalties related to uncertain tax positions.

The Company is currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate during the fiscal year.

The Company’s tax returns remain open to examination for tax years 2001 through 2007.

8.	Computation of Basic and Diluted Net Income (Loss) Per Common Share

Net income (loss) per share is computed in accordance with SFAS 128, Earnings per Share. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents consist of incremental common shares issuable upon the exercise of stock options and the conversion of Series A Preferred Stock into common stock and are calculated under the treasury stock method. Common stock equivalent shares from unexercised stock options and the conversion of Series A Preferred Stock are excluded from the computation for periods in which the Company incurs a loss as their effect is anti-dilutive or if the exercise price of such options is greater than the average market price of the stock for the period.

Options to purchase 2,011,821 shares of common stock at a weighted average exercise price of $4.79 were outstanding as of April 4, 2009, but were not included in the computation of diluted net income per share because the options would be anti-dilutive under the treasury stock method. In addition, 1,000,000 shares of common shares issuable upon the conversion of 500,000 Series A Preferred Stock which automatically converts into common shares in the event the common stock of the Company trades at or above $5.00 per share for a period of 30 consecutive trading days, also were not included in the computation of diluted net income per common share because of their effect is anti-dilutive. These shares could dilute earnings per share in future periods.

Options to purchase 2,014,198 shares of common stock at a weighted average exercise price of $5.50 were outstanding as of March 29, 2008.

9.	Business Segments

The Company operates in two reportable segments: the ophthalmology segment and the aesthetics segment. In each segment the Company develops, manufactures, and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables and service and support activities.

Information on reportable segments for the three month periods ended April 4, 2009 and March 29, 2008 is as follows:

	Three Months Ended April 4, 2009			Three Months Ended March 29, 2008
(in thousands)	Ophthalmology	Aesthetics	Total	Ophthalmology	Aesthetics	Total
Revenues	$7,544	$3,192	$10,736	$7,536	$3,938	$11,474
Direct cost of revenues	2,092	1,248	3,340	2,069	1,653	3,722

Direct gross profit	5,452	1,944	7,396	5,467	2,285	7,752
Total unallocated indirect costs			(7,172)			(8,644)

Pre-tax income (loss)			$224			$(892)

Direct cost of revenues includes standard product cost (direct material, labor and fringe) and any warranty and unit royalty due. Indirect costs of manufacturing, research and development, sales and marketing, and general and administrative costs are not allocated to the segments.

Our revenues by reportable segment by geographic region, based on the location at which each sale originates, is summarized as follows:

	Three Months Ended April 4, 2009			Three Months Ended March 29, 2008
(in thousands)	Ophthalmology	Aesthetics	Total	Ophthalmology	Aesthetics	Total
Domestic	$4,321	$2,044	$6,365	$4,430	$1,488	$5,918
International	3,223	1,148	4,371	3,106	2,450	5,556

Total revenues	$7,544	$3,192	$10,736	$7,536	$3,938	$11,474

No one customer accounted for more than 10% of total revenue for the three months ended April 4, 2009 and March 29, 2008, respectively.

The Company’s assets and liabilities are not evaluated on a segment basis. Accordingly, no disclosure of segment assets and liabilities is provided.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to levels of future sales and operating results; gross margins; managing cash flows; general economic conditions and levels of international sales, and our current and future liquidity and capital requirements; and levels of future investment in research and development efforts. In some cases, forward-looking statements can be identified by terminology, such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including as a result of the factors set forth under “Factors That May Affect Future Operating Results” and other risks detailed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2009 and detailed from time to time in our reports filed with the Securities and Exchange Commission. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report on Form 10-Q. We undertake no obligation to update such forward-looking statements to reflect events or circumstances occurring after the date of this report.

Overview

IRIDEX Corporation is a leading worldwide provider of therapeutic-based laser systems, consumable laser probes and delivery devices used to treat eye diseases in ophthalmology and skin conditions in aesthetics.

Our products are sold in the United States (U.S.) predominantly through a direct sales force and internationally through approximately 100 independent distributors into 107 countries except for our aesthetics products which are sold, marketed and serviced directly in France.

We manage and evaluate our business in two segments — ophthalmology and aesthetics. We further break down these segments by geography — Domestic (U.S.) and International (the rest of the world). In addition, within ophthalmology, we review trends by laser system sales (consoles and delivery devices) and recurring sales (consumables, service and support).

Our ophthalmology revenues arise primarily from the sale of our IRIS Medical OcuLight and IQ 810 laser systems, consumables and revenues from service and support activities. Our current family of OcuLight systems includes the OcuLight TX, the OcuLight Symphony (Laser Delivery System), OcuLight SL, OcuLight SLx, OcuLight GL and OcuLight GLx laser photocoagulation systems as well as the IRIS Medical IQ 810 laser system. We also produce the Millennium Endolase module which is sold exclusively to Bausch & Lomb and incorporated into their Millennium Microsurgical System.

Our aesthetics revenues arise primarily from the sales of our aesthetics systems including: the Gemini, Venus-i, Lyra-i and Aura-i Laser Systems, the VersaStat 10 mm, VersaStat- i, and Dermastat handpieces along with an articulated arm for the Venus- i Laser System, as well as our VariLite and DioLite XP laser systems.

Sales to international distributors are made on open credit terms or letters of credit and are currently denominated in United States dollars and accordingly, are not subject to risks associated with international monetary conditions and currency fluctuations. Sales of aesthetics products to end customers from our French subsidiary are denominated in Euros.

Cost of revenues consists primarily of the cost of purchasing components and sub-systems, assembling, packaging, shipping and testing components at our facility, direct labor and associated overhead, amortization of intangible assets, and our U.S. field service organization which supports our aesthetics products domestically.

Research and development expenses consist primarily of personnel costs, materials to support new product development and research support provided to clinicians at medical institutions developing new applications which utilize our products. Research and development costs have been expensed as incurred.

Sales and marketing expenses consist primarily of personnel costs, sales commissions, travel expenses and advertising and promotional expenses.

General and administrative expenses consist primarily of personnel costs, legal and accounting fees, insurance and other expenses not allocated to other departments.

Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the periods included.

	Three Months Ended
	April 4, 2009	March 29, 2008
Revenues	100.0%	100.0%
Cost of revenues	53.0%	58.1%

Gross Margin	47.0%	41.9%
Operating expenses:
Research and development	7.8%	8.9%
Sales and marketing	21.9%	22.8%
General and administrative	13.9%	16.6%

Total operating expenses	43.6%	48.3%

Income (loss) from operations	3.4%	(6.4)%
Interest and other expense, net	(1.3)%	(1.4)%

Income (loss) before income tax	2.1%	(7.8)%
Provision for income taxes	—%	—%

Net income (loss)	2.1%	(7.8)%

Revenues.

Total revenue decreased by 6.4% to $10.7 million for the three months ended April 4, 2009 from $11.5 million for the three months ended March 29, 2008. Ophthalmology revenues remained constant and the decrease is directly attributable to the reduction in aesthetics revenues. The decline in revenue was primarily due to the global economic environment which significantly affected demand for our aesthetic products during the first quarter ended April 4, 2009.

Ophthalmology revenues in total remained constant. Ophthalmology recurring revenues consisting of consumables and service increased $0.3 million, or 6.7%, from $4.1 million to $4.4 million. Domestic ophthalmology systems decreased $0.4 million, or 31.6%, from $1.2 million to $0.8 million. We believe the reduction was caused by customers delaying capital equipment expenditures in the quarter due to the uncertain economic circumstances. International ophthalmology systems increased $0.1 million, or 7.1%, from $1.8 million to $1.9 million. OEM revenues remained constant at $0.4 million. OEM revenues are generated from a long standing relationship and the demand for this product is dependent on the OEM’s market demand.

Aesthetics revenues in total decreased $0.8 million or 18.9%, from $4.0 million to $3.2 million. Service revenues decreased $0.2 million or 11.2%, from $1.8 million to $1.6 million. International aesthetics system revenues decreased $1.1 million or 59.5%, from $1.9 million to $0.8 million and domestic aesthetics system revenues increased $0.6 million or 300.8%, from $0.2 million to $0.8 million. Aesthetics systems revenues fluctuate period to period due to the timing of individual deals because of the relatively high price and low volume of systems being sold. This effect is magnified for international sales where distributors often place multiple system orders at one time.

Gross profit and gross margin.

Gross profit for the quarter ended April 4, 2009 was $5.0 million compared with $4.8 million for the comparable quarter of the prior year, an increase of $0.2 million even though revenues decreased by $0.7 million. This was because gross margins improved to 47.0% of revenues for the quarter ended April 4, 2009 compared with 41.9% of revenues for the same quarter a year earlier.

We are no longer incurring amortization expenses related to intangible assets that were previously being charged to cost of revenues which positively impacted margins by 4.0%. Manufacturing and service expenses declined but due to a proportionally bigger reduction in revenues negatively impacted margins by 0.5%. Other manufacturing expenses including inventory reserve adjustments also declined, resulting in an improvement to margins of 0.4% and a reduction in direct costs as a percentage of revenues improved margins by 1.2%. Gross margins as a percentage of sales will continue to fluctuate due to changes in the relative proportions of domestic and international sales, the product mix of sales, costs associated with future product introductions and total unit volume changes that lead to greater or lesser production efficiencies and a variety of other factors. See Item 1A. “Risk Factors — Factors That May Affect Future Results — “Our Operating Results May Fluctuate from Quarter to Quarter and Year to Year.”

Research and development.

Research and development (R&D) expenses decreased by $0.2 million or 18%, to $0.8 million from $1.0 million for the quarter ended April 4, 2009 compared to the same period of the prior year. R&D expenses benefited from transferring $0.1 million of previously expensed project materials into inventory in connection with a project completion. In the future, with increasing profitability, we expect to target our research and development spending level to approximate 10% of our revenues to maintain a consistent level of new product introductions.

Sales and marketing.

Sales and marketing expenses decreased by $0.2 million or 10.0% to $2.4 million from $2.6 million for the quarter ended April 4, 2009 compared to the same period of the prior year. The decrease in sales and marketing spending is primarily attributable to decreases in amortization of intangible assets and lower commission expenses as a result of lowers sales.

General and administrative.

General and administrative expenses decreased by $0.4 million or 21.6%, to $1.5 million from $1.9 million for the quarter ended April 4, 2009 compared to the same period of the prior year. The decrease in general and administrative spending is primarily attributable to decreases in consulting and temporary help of $0.3 million and accounting and other public company expenses of $0.1.

Interest and other expense, net.

Interest and other expense consist primarily of $0.1 million of interest expense and $0.1 million in foreign exchange losses for the quarter ended April 4, 2009, compared with $0.3 million of interest expense and $0.1 million in foreign exchange gains for the quarter ended March 29, 2008. The interest expense relates to the bank debt outstanding in the respective periods offset by interest earned on cash deposits.

Income Taxes.

Significant components affecting the effective tax rate include pre-tax net profit, changes in valuation allowance, federal and state R&D tax credits, income from tax-exempt securities, the state composite tax rate and recognition of certain deferred tax assets subject to valuation allowance. The Company recorded $0 income tax provision for both the three months ended April 4, 2009 and March 29, 2008.

Liquidity and Capital Resources.

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of April 4, 2009, we had cash and cash equivalents of $5.7 million and working capital of $9.8 million. For the three months ended April 4, 2009, net cash provided by operating activities was $0.9 million.

The Company has historically required, and continues to require, debt to fund its operations. Management believes that the Company’s current cash and cash equivalents and its credit facility with Wells Fargo Bank — See Note 5 of Notes to Consolidated Financial Statements in this report for more information regarding the credit facility — provides sufficient liquidity to operate for the next 12 months and that the covenants contained in the Wells Fargo Bank credit facility are reasonable and management expects to be able to meet those covenants based on its operating plan for 2009. If the Company is not able to perform in accordance with its operating plan for 2009 and fails to maintain compliance with its debt covenants, Wells Fargo Bank would be entitled to exercise its remedies under this credit facility which include declaring all outstanding obligations due and payable, and disposing of the collateral if obligations are not paid. As of April 4, 2009 the Company was in compliance with the debt covenants on the credit facility.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We transact the majority of our business in U.S. dollars and therefore changes in foreign currency rates will not have a significant impact on our income statement or cash flows. However, increases in the value of the U.S. dollar against any local currencies could cause our products to become relatively more expensive to customers in a particular country or region, leading to reduced revenue or profitability in that country or region. Our French subsidiary, which is responsible for selling our aesthetics products in France, transacts business in its geography in its local currency, and therefore, changes in the U.S. dollar versus the Euro may impact our income statement or cash flows. We currently do not engage in transactions to hedge against the risk of the currency fluctuation, but we may do so in the future.

The Company currently requires debt to fund its operations and movements in the credit market will impact the availability and the cost of this funding. The Company’s current credit facility with Wells Fargo Bank has a variable interest rate and therefore the Company’s interest expense will increase or decrease depending upon the prime interest rate. The facility expires in March 2011 and the ability of the Company to acquire a new facility, should one be required, will depend upon the state of the financial credit markets at that time.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 4, 2009. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We Are Exposed to Risks Associated With Worldwide Economic Slowdowns and Related Uncertainties.

We are subject to macro-economic fluctuations in the U.S. and worldwide economy. Concerns about consumer and investor confidence, volatile corporate profits and reduced capital spending, international conflicts, terrorist and military activity, civil unrest and pandemic illness could cause a slowdown in customer orders or cause customer order cancellations. In addition, political and social turmoil related to international conflicts and terrorist acts may put further pressure on economic conditions in the United States and abroad.

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

•

price of our products and prices of competing products and technologies particularly in light of the current macro-economic, environment, in which the availability of credit is limited and purchasers may delay capital investments or place additional emphasis on price when making their purchase decision;

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

The global aesthetics market has seen a sharp contraction since 2008 and we have seen reduced demand for our products because most procedures performed using our aesthetics products are elective procedures not reimbursable through government or private health insurance, with the costs borne by the patient. The decision to purchase our aesthetics products may therefore be influenced by a number of factors, including:

•	consumer confidence, which may be impacted by economic and political conditions;

•	the success of our sales and marketing efforts;

•	evolving customer needs;

•	the introduction of new products and technologies;

•	evolving surgical practices;

•	evolving industry standards;

•	the cost of procedures performed using our products; and

•	the cost, safety and effectiveness of alternative treatments, including treatments which are not based upon laser or other light-based technologies and treatments which use pharmaceutical products.

If, as a result of these factors, there is not sufficient demand for the procedures performed with our aesthetics products, practitioner demand for our aesthetics products could be reduced, resulting in unfavorable operating results and lower growth potential.

We Depend on International Sales for a Significant Portion of Our Operating Results.

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the quarter ended April 4, 2009, our international sales were $4.4 million or 40.7% of total sales. We anticipate that international sales will continue to account for a significant portion of our revenues, particularly ophthalmology, in the foreseeable future. None of our international revenues and costs has been denominated in foreign currencies, other than sales made by our French subsidiary. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. The factors stated above could have a material adverse effect on our business, financial condition or results of operations. Our international operations and sales are subject to a number of other risks and potential costs, including:

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

We Face Strong Competition in Our Markets and Expect the Level of Competition to Grow in the Foreseeable Future.

Competition in the market for devices used for ophthalmic and aesthetics treatment procedures is intense and is expected to increase. Our competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. Our principal competitors in ophthalmology are Alcon Inc., Carl Zeiss Meditec AG, Nidek Co. Ltd., Synergetics, Ellex Medical Lasers, Ltd. and Lumenis Ltd. Most of these companies currently offer a competitive, semiconductor-based laser system for ophthalmology. Also within ophthalmology, pharmaceutical alternative treatments for AMD such as Lucentis/Avastin (Genentech), and to a lesser extent Visudyne (Novartis) and Macugen (OSI Pharmaceuticals) compete rigorously with traditional laser procedures.

In aesthetics, our principal competitors are Cutera, Candela Corporation, Palomar Technologies, Inc., Sciton, Lumenis Ltd. and Cynosure. These competitors have more sales representatives supporting broader product lines. Some competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do.

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

In order to complete the Laserscope acquisition, we entered into financing arrangements and used the majority of our liquid resources. Prior to the acquisition, we had no debt outstanding but now we have $5.5 million outstanding against our current line of credit. The increased levels of debt and obligations do among other things:

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

Management is of the opinion that the Company’s current cash and cash equivalents together with its credit facility provides sufficient liquidity to operate for the next 12 months, that the covenants contained in the Company’s credit facility with Wells Fargo Bank are reasonable and management expects to be able to meet these covenants. However if the Company is not able to perform as projected in its operating plan and becomes out of compliance with its debt covenants, Wells Fargo Bank would be entitled to exercise its remedies under the credit facility which include declaring all outstanding obligations thereunder due. For example, in August 2008 the Company was not in compliance with the debt service covenant contained in the credit facility with Wells Fargo Bank; however, the Company has obtained a waiver from the bank and was in compliance with the covenants at April 4, 2009.

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

The laser and medical device industry is characterized by frequent litigation regarding patent and other intellectual property rights. Companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. Numerous patents are held by others, including academic institutions and our competitors. Until recently patent applications were maintained in secrecy in the United States until the patents were issued. Patent applications filed in the United States after November 2000 generally will be published eighteen months after the filing date. However, since patent applications continue to be maintained in secrecy for at least some period of time, both within the United States and with regards to international patent applications, we cannot assure you that our technology does not infringe any patents or patent applications held by third parties. We have, from time to time, been notified of, or have otherwise been made aware of, claims that we may be infringing upon patents or other proprietary intellectual property owned by others. If it appears necessary or desirable, we may seek licenses under such patents or proprietary intellectual property. Although patent holders commonly offer such licenses, licenses under such patents or intellectual property may not be offered or the terms of any offered licenses may not be reasonable.

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

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, management concluded that our disclosure controls and procedures were effective at the reasonable assurance level and that the material weakness in our internal control over financial reporting related to our financial reporting process identified in our Annual Report on Form 10-K for the year ended December 29, 2007 has been remediated. See Item 9A of Part II of the Annual Report on Form 10-K for the year ended January 3, 2009.

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

In addition to these factors, our quarterly results have been, and are expected to continue to be, affected by seasonal factors. Our European sales during the third quarter is generally lower.

Our expense levels are based, in part, on expected future sales. If sales levels in a particular quarter do not meet expectations, we may be unable to adjust operating expenses quickly enough to compensate for the shortfall of sales, and our results of operations may be adversely affected. We encountered this adverse effect on our operating results during several of the last eight quarters ended starting with the quarter ended March 31, 2007 through the quarter ended January 3, 2009. In addition, we have historically made a significant portion of each quarter’s product shipments near the end of the quarter. If that pattern continues, any delays in shipment of products could have a material adverse effect on results of operations for such quarter. Due to these and other factors, we believe that quarter to quarter and year to year comparisons of our past operating results may not be meaningful. You should not rely on our results for any quarter or year as an indication of our future performance. Our operating results in future quarters and years may be below expectations, which would likely cause the price of our common stock to fall.

Our Stock Price Has Been and May Continue to be Volatile and an Investment in Our Common Stock Could Suffer a Decline in Value.

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. In addition, the trading price of our common stock has been significantly adversely affected by our recent operating performance and by liquidity issues. For the quarter ended April 4, 2009, the trading price of our common stock fluctuated from a high of $1.34 per share to a low of $0.55 per share. There can be no assurance our common stock trading price will not suffer additional declines. From time to time, we meet with investors and potential investors. In addition, we receive attention from securities analysts and present at some analyst meetings. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes. These broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported on the Company’s Current Report on Form 8-K filed on April 6, 2009, on March 31, 2009 (the “Effective Date”), the Company and each of BlueLine Capital Partners, LP, BlueLine Capital Partners II, LP and BlueLine Capital Partners III, LP (collectively, the “BlueLine Entities”) entered into an amendment (the “Amendment”) to that certain Investor Rights Agreement, dated as of August 27, 2007, by and among the Company and the BlueLine Entities.

In order to induce the BlueLine Entities to enter into the Amendment, on the Effective Date, the Company issued to the BlueLine Entities unregistered warrants to purchase an aggregate of 20,000 shares of the Company’s common stock at an exercise price of $0.01 per share (the “Warrants”). The Warrants will expire on September 30, 2009. The issuance of the Warrants was unregistered and was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Exhibit Title

10.1	Amendment No. 1 to Investor Rights Agreement, dated as of March 31, 2009 (which is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on April 6, 2009).

10.2	Common Stock Purchase Warrant, dated March 31, 2009, issued to BlueLine Capital Partners, LP (which is incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Commission on April 6, 2009).

10.3	Common Stock Purchase Warrant, dated March 31, 2009, issued to BlueLine Capital Partners II, LP (which is incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Commission on April 6, 2009).

10.4	Common Stock Purchase Warrant, dated March 31, 2009, issued to BlueLine Capital Partners III, LP (which is incorporated herein by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Commission on April 6, 2009).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

IRIDEX Corporation (Registrant)

Date: May 15, 2009	By:	/s/ THEODORE A. BOUTACOFF
		Name:	Theodore A. Boutacoff
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Exhibit Index

Exhibit No.	Exhibit Title

10.1	Amendment No. 1 to Investor Rights Agreement, dated as of March 31, 2009 (which is incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on April 6, 2009).

10.2	Common Stock Purchase Warrant, dated March 31, 2009, issued to BlueLine Capital Partners, LP (which is incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Commission on April 6, 2009).

10.3	Common Stock Purchase Warrant, dated March 31, 2009, issued to BlueLine Capital Partners II, LP (which is incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the Commission on April 6, 2009).

10.4	Common Stock Purchase Warrant, dated March 31, 2009, issued to BlueLine Capital Partners III, LP (which is incorporated herein by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Commission on April 6, 2009).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.