Form 10-Q
period 2009-07-04
IRIDEX CORP
filed 2009-08-13
CIK 1006045

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of common stock, $.01 par value, issued and outstanding as of August 7, 2009 was 8,844,301.

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

IRIDEX Corporation

Condensed Consolidated Balance Sheets

(Unaudited, in thousands)

	July 4, 2009	Jan 3, 2009(1)
Assets
Current assets:
Cash and cash equivalents	$6,618	$5,307
Accounts receivable, net	7,354	8,199
Inventories, net	10,105	11,644
Prepaids and other current assets	598	540

Total current assets	24,675	25,690
Property and equipment, net	595	832
Other intangible assets, net	1,313	1,474
Other long term assets	334	229

Total assets	$26,917	$28,225

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,389	$2,415
Bank line of credit	4,478	6,000
Accrued compensation	1,797	1,729
Accrued expenses	1,820	2,249
Accrued warranty	1,185	1,345
Deferred revenue	2,678	2,741

Total current liabilities	13,347	16,479

Stockholders’ equity:
Convertible preferred stock	5	5
Common stock	89	89
Additional paid-in capital	39,511	39,105
Accumulated other comprehensive loss	(196)	(192)
Treasury stock, at cost	(430)	(430)
Accumulated deficit	(25,409)	(26,831)

Total stockholders’ equity	13,570	11,746

Total liabilities and stockholders’ equity	$26,917	$28,225

(1)	Derived from the consolidated audited financial statements included in our report filed on Form 10-K with the SEC for the year ended January 3, 2009.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Revenues	$10,513	$12,922	$21,249	$24,396
Cost of revenues	5,684	7,591	11,372	14,260

Gross profit	4,829	5,331	9,877	10,136

Operating expenses:
Research and development	906	998	1,747	2,023
Sales and marketing	2,211	2,665	4,562	5,278
General and administrative	1,313	1,924	2,806	3,829

Total operating expenses	4,430	5,587	9,115	11,130

Income (loss) from operations	399	(256)	762	(994)
Legal settlement	800	800	800	800
Interest and other income (expense), net	6	(218)	(133)	(372)

Income (loss) before income taxes	1,205	326	1,429	(566)
Provision for income taxes	(7)	(51)	(7)	(51)

Net income (loss)	$1,198	$275	$1,422	$(617)

Net income (loss) per share - basic and diluted	$0.13	$0.03	$0.16	$(0.07)

Shares used in computing net income (loss) per share -
Basic	8,844	8,824	8,835	8,824

Diluted	9,107	8,824	8,966	8,824

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net income (loss)	$1,198	$275	$1,422	$(617)
Foreign currency translation adjustments	(31)	39	(4)	(1)

Comprehensive income (loss)	$1,167	$314	$1,418	$(618)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended
	July 4, 2009	June 28, 2008
Cash flows from operating activities:
Net income (loss)	$1,422	$(617)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	446	1,629
Stock compensation recognized	277	227
Provision for doubtful accounts	102	47
Provision for inventories	(292)	1,135
Tax effect of stock compensation expense	129	—
Changes in operating assets and liabilities:
Accounts receivable	743	(232)
Inventories	1,831	(365)
Prepaids and other current assets	(58)	68
Other long term assets	(105)	95
Accounts payable	(1,026)	841
Accrued compensation and expenses	(361)	(3,612)
Accrued warranty	(160)	(515)
Deferred revenue	(63)	(219)

Net cash provided by (used in) operating activities	2,885	(1,518)

Cash flows from investing activities:
Purchases of property and equipment	(48)	(119)

Net cash used in investing activities	(48)	(119)

Cash flows from financing activities:
Proceeds of credit facility, net of issuance costs	—	1,137
Repayment of credit facility	—	(5,016)
Release of restriction of funds under debt facility	—	3,800
Proceeds from borrowings on line of credit	21,934	—
Repayment of borrowings on line of credit	(23,456)	—

Net cash used in financing activities	(1,522)	(79)

Effect of foreign exchange rate changes	(4)	(1)

Net increase (decrease) in cash and cash equivalents	1,311	(1,717)
Cash and cash equivalents at beginning of period	5,307	5,809

Cash and cash equivalents at end of period	$6,618	$4,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (SEC) on April 1, 2009. The results of operations for the three and six month periods ended July 4, 2009 are not necessarily indicative of the results for the year ending January 2, 2010 or any future interim period.

The Company has generated cash from operations for the last three quarters; however, prior to that, the Company incurred substantial losses and had negative cash flows from operations for the preceding three fiscal years. The Company has historically required, and continues to require, debt to fund its operations. Management believes that the Company’s current cash and cash equivalents and its credit facility with Wells Fargo Bank provides sufficient liquidity to operate for the next 12 months and that the covenants contained in the Wells Fargo Bank credit facility are reasonable and management expects to be able to meet those covenants based on its operating plan for 2009. If the Company is not able to perform in accordance with its operating plan for 2009 and fails to maintain compliance with its debt covenants, Wells Fargo Bank would be entitled to exercise its remedies under this credit facility which include declaring all outstanding obligations due and payable, and disposing of the collateral if obligations are not paid.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168 (SFAS 168), The FASB Accounting Codification and Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB No. 162. The FASB Accounting Standards Codification TM (Codification) does not change U. S. GAAP, but combines all authoritative standards such as those issued by the FASB, American Institute of Certified Public Accountants (AICPA) and Emerging Issues Task Force (EITF) into a comprehensive, topically organized online database. The Codification, which was released on July 1, 2009, will become the single source of authoritative U. S. GAAP applicable for all nongovernmental entities, except for rules and interpretive releases of the SEC. The Codification is effective for all interim periods and year ends subsequent to September 15, 2009. The Company does not expect the adoption of FASB 168 will have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165 (SFAS 165), Subsequent Events. SFAS 165 requires an entity to disclose the date through which the entity has evaluated subsequent events and whether that evaluation date is the date financial statements are issued (for public entities) or the date the financial statements were available to be issued (for nonpublic entities that do not widely distribute their financial statements). SFAS 165 is effective for interim reporting periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28, Interim Financial Reporting. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. In June 2009, the Company adopted FSP FAS 107-1 and APB 28-1. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.

2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended January 3, 2009, which was filed with the SEC on April 1, 2009.

Revenue Recognition.

Our revenues arise from the sale of laser consoles, delivery devices, consumable laser probes (consumables) and service and support activities. Revenue from product sales is recognized upon receipt of a purchase order and product shipment, provided that no significant obligations remain and collection of the receivables is reasonably assured. Shipments are generally made with Free-On-Board (FOB) shipping point terms, whereby title passes upon shipment from our dock. Any shipments with FOB receiving point terms are recorded as revenue when the shipment arrives at the receiving point. Cost is recognized as product sales revenue is recognized. Our Company’s sales may include post-sales obligations for support activities. When these obligations are fulfilled after product shipment, the Company recognizes revenue in accordance with the multiple element accounting guidance set forth in EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. When the Company has objective and reliable evidence of fair value of the undelivered elements, it defers revenue attributable to the post-sale obligations and recognizes such revenue when the obligation is fulfilled. Otherwise, the Company defers all revenue related to the transaction until all elements are delivered. Revenue relating to extended service contracts is recognized on a straight line basis over the period of the applicable service contract. We recognize repair service revenue upon completion of the work.

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

Intangible Assets, net.

The purchase method of accounting for acquisitions requires estimates and assumptions to allocate the purchase price to the fair value of net tangible and intangible assets acquired. The amounts allocated to, and the useful lives estimated for, intangible assets, affect future amortization. There are a number of generally accepted valuation methods used to estimate fair value of intangible assets, and we use primarily a discounted cash flow method, which requires significant management judgment to forecast the future operating results and to estimate the discount factors used in the analysis. An asset is considered impaired if its carrying amount exceeds the value of future net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Purchased intangible assets were initially recorded in the first quarter of 2007 in conjunction with the acquisition of the aesthetics business of Laserscope.

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

Warranty

The Company accrues for estimated warranty cost upon shipment of products. Actual warranty costs incurred have not materially differed from those accrued. The Company’s warranty policy is applicable to products which are considered defective in their performance or fail to meet the product specifications. Warranty costs are reflected in the statement of operations as a cost of sales. The reduction in the warranty balance is attributable to accruals for warranties issued during the period decreasing as a result of declining shipments of products. A reconciliation of the changes in the Company’s warranty liability for the six month periods ended July 4, 2009 and June 28, 2008 is as follows:

	Six Months Ended
(in thousands)	July 4, 2009	June 28, 2008
Balance, beginning of period	$1,345	$1,895
Accrual for warranties issued during the period	97	111
Settlements made in kind during the period	(257)	(626)

Balance, end of period	$1,185	$1,380

Deferred Revenue

Revenue related to extended service contracts is deferred and recognized on a straight line basis over the period of the applicable service period. Costs associated with these service arrangements are recognized as incurred. The reduction in the deferred revenue balance is attributable to the fact that revenue being recognized from existing contracts exceeds the revenue being deferred from new or renewed contracts due to the decline in the aesthetics business. A reconciliation of the changes in the Company’s deferred revenue balance for the six month periods ended July 4, 2009 and June 28, 2008 is as follows:

	Six Months Ended
(in thousands)	July 4, 2009	June 28, 2008
Balance, beginning of period	$2,741	$3,350
Additions to deferral	3,307	3,365
Revenue recognized	(3,370)	(3,584)

Balance, end of period	$2,678	$3,131

3.	Inventories, net

The components of the Company’s inventories as of July 4, 2009 and January 3, 2009 are as follows:

(in thousands)	July 4, 2009	January 3, 2009
Raw materials and work in process	$6,458	$7,753
Finished goods	3,647	3,891

Total inventories	$10,105	$11,644

4.	Fair Value Measurement

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

At July 4, 2009, the Company had $6.6 million in cash and cash equivalents. Of this amount, approximately $3.7 million were in money market funds whose fair market value was obtained from real-time quotes for transactions in active markets involving identical assets. At July 4, 2009, the Company had $4.5 million outstanding against its bank line of credit with Wells Fargo Bank. The book value of this bank line of credit approximates fair value due to its floating rate nature. The Company did not have any Level 3 assets or liabilities at July 4, 2009.

5.	Bank Borrowings

The Company has a borrowing agreement with Wells Fargo Bank that provides for an asset-based revolving line of credit of up to $8.0 million secured by a lien on substantially all of the Company’s assets. Interest is set at the greater of 5% or prime as published in the Wall Street Journal, plus 2% on floating rate advances and 3.5% on LIBOR advances.

As of July 4, 2009, the Company was in compliance with the loan covenants in the Agreement and the total amount outstanding under the revolving line of credit was $4.5 million. As of July 4, 2009, there was eligible collateral to support approximately an additional $2.0 million in borrowings.

6.	Stock Based Compensation

For the six months ended July 4, 2009, the only active share-based compensation plan is the 2008 Equity Incentive Plan (Incentive Plan). On June 17, 2009, the shareholders approved an amendment to the Incentive Plan to increase the share reserve thereunder by 300,000 shares. The maximum aggregate number of shares that may be awarded and sold under the Incentive Plan is 600,000 shares plus any shares subject to stock options or similar awards granted under the 1998 Stock Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 1998 Stock Plan that are forfeited to the Company on or after the date the 1998 Stock Plan expired. On June 17, 2009, the shareholders also approved amendments to the Incentive Plan and the 1998 Stock Plan to allow for a one time option exchange thereunder – See Note 10 of Notes to Condensed Consolidated Financial Statements in this report for more information regarding the option exchange.

The following table summarizes information regarding activity in our stock option plan during the six months ended July 4, 2009:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at January 3, 2009	2,051,815	$4.81	$—
Granted	44,000	1.77
Exercised	—	—
Canceled or forfeited	(244,557)	5.73

Outstanding at July 4, 2009	1,851,258	$4.62	$232,369

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of July 4, 2009, that would have been received by option holders had all options holders exercised their stock options as of that date. There were no options exercised during the six months ended July 4, 2009.

The weighted-average grant fair value of the options granted under the Company’s stock plans was $1.22 and $1.91per share for the six months ended July 4, 2009 and June 28, 2008, respectively.

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Average risk free interest rate	2.63%	3.48%	2.23%	3.28%
Expected life (in years)	4.75 years	6.0 years	4.75 years	6.0 years
Dividend yield	0.0%	0.0%	0.0%	0.0%
Average volatility	90.0%	71.0%	89.0%	70.0%

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

The following table shows stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the six months periods ended July 4, 2009 and June 28, 2008 (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Cost of revenues	$37	$41	$74	$65
Research and development	16	35	38	64
Sales and marketing	34	39	64	15
General and administrative	51	80	101	83

	$138	$195	$277	$227

Approximately $6 thousand and $7 thousand of the stock based compensation expense recognized was capitalized into inventory as a component of overhead at July 4, 2009 and June 28, 2008, respectively.

7.	Income Taxes

Provision for Income Tax

Under Accounting Principles Board Opinion No. 28, Interim Financial Reporting, we are required to make our best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. The Company recorded a provision for income tax of $7 thousand and $51 thousand for the six months ended July 4, 2009 and June 28, 2008, respectively. The Company’s estimated annual effective tax rate was 11.41% and (9.06%), for the six months ended June 30, 2009 and June 28, 2008, respectively. The increase in our effective tax rate for the six months ended July 4, 2009 was associated primarily with the increase in income generated by our U.S. operations. The difference between the estimated annual rate multiplied by the Company’s year-to-date income and the tax provision recorded is related to discrete items booked in the current quarter.

The Company’s wholly owned United Kingdom (UK) subsidiary released a tax reserve of $156 thousand which was treated as discrete to the quarter ended July 4, 2009, which significantly reduced the year-to-date provision expense to $7 thousand.

Deferred Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance is provided for the majority of the Company’s deferred tax assets, as the Company believes that it is more likely than not that those deferred tax assets will not be fully realized.

Uncertain Tax Positions

The Company accounts for its uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. The balance of gross unrecognized tax benefits as of July 4, 2009 was $585 thousand. If all of our uncertain tax positions were sustained in our favor, the Company would not recognize an aggregate tax benefit due to our valuation allowance against our deferred tax assets.

At July 4, 2009, the Company has accrued $67 thousand for estimated interest and penalties related to uncertain tax positions.

The Company is currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate during the fiscal year.

The Company’s tax returns remain open to examination for tax years 2001 through 2007.

8.	Computation of Basic and Diluted Net Income (Loss) Per Common Share

Net income (loss) per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents consist of incremental common shares issuable upon the exercise of stock options and the conversion of Series A Preferred Stock into common stock and are calculated under the treasury stock method. Common stock equivalent shares from unexercised stock options and the conversion of Series A Preferred Stock are excluded from the computation for periods in which the Company incurs a loss as their effect is anti-dilutive or if the exercise price of such options is greater than the average market price of the stock for the period.

Options to purchase 1,851,258 shares of common stock at a weighted average exercise price of $4.62 were outstanding as of July 4, 2009, but were not included in the computation of diluted net income per share because the options would be anti-dilutive under the treasury stock method. In addition, 1,000,000 shares of common shares issuable upon the conversion of 500,000 Series A Preferred Stock which automatically convert into common shares in the event the common stock of the Company trades at or above $5.00 per share for a period of 30 consecutive trading days, also were not included in the computation of diluted net income per common share because of their effect is anti-dilutive. These shares could dilute earnings per share in future periods.

Options to purchase 1,976,664 shares of common stock at a weighted average exercise price of $5.32 were outstanding as of June 28, 2008, but were not included in the computation of diluted net income (loss) per share because the options would be anti-dilutive under the treasury stock method. Similarly the 1,000,000 shares of common shares issuable upon the conversion of 500,000 Series A Preferred Stock were not included in the computation.

9.	Business Segments

The Company operates in two reportable segments: the ophthalmology segment and the aesthetics segment. In each segment the Company develops, manufactures, and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables and service and support activities.

Information on reportable segments for the three and six month periods ended July 4, 2009 and June 28, 2008 is as follows:

	Three Months Ended July 4, 2009			Three Months Ended June 28, 2008
(in thousands)	Ophthalmology	Aesthetics	Total	Ophthalmology	Aesthetics	Total
Revenues	$7,652	$2,861	$10,513	$8,172	$4,750	$12,922
Direct cost of revenues	2,101	1,254	3,355	2,345	2,082	4,427

Direct gross profit	5,551	1,607	7,158	5,827	2,668	8,495
Total unallocated indirect costs			(5,953)			(8,169)

Pre-tax income (loss)			$1,205			$326

	Six Months Ended July 4, 2009			Six Months Ended June 28, 2008
(in thousands)	Ophthalmology	Aesthetics	Total	Ophthalmology	Aesthetics	Total
Revenues	$15,195	$6,054	$21,249	$15,708	$8,688	$24,396
Direct cost of revenues	4,193	2,502	6,695	4,414	3,735	8,149

Direct gross profit	11,002	3,552	14,554	11,294	4,953	16,247
Total unallocated indirect costs			(13,125)			(16,813)

Pre-tax income (loss)			$1,429			$(566)

Direct cost of revenues includes standard product cost (direct material, labor and fringe) and any warranty and unit royalty due. Indirect costs of manufacturing, research and development, sales and marketing, and general and administrative costs are not allocated to the segments.

Our revenues by reportable segment by geographic region, based on the location at which each sale originates, is summarized as follows:

	Three Months Ended July 4, 2009			Three Months Ended June 28, 2008
(in thousands)	Ophthalmology	Aesthetics	Total	Ophthalmology	Aesthetics	Total
Domestic	$4,380	$1,564	$5,944	$4,807	$1,958	$6,765
International	3,272	1,297	4,569	3,365	2,792	6,157

Total revenues	$7,652	$2,861	$10,513	$8,172	$4,750	$12,922

	Six Months Ended July 4, 2009			Six Months Ended June 28, 2008
(in thousands)	Ophthalmology	Aesthetics	Total	Ophthalmology	Aesthetics	Total
Domestic	$8,700	$3,610	$12,310	$9,236	$3,446	$12,682
International	6,495	2,444	8,939	6,472	5,242	11,714

Total revenues	$15,195	$6,054	$21,249	$15,708	$8,688	$24,396

No one customer accounted for more than 10% of total revenue for the three and six months ended July 4, 2009 and June 28, 2008, respectively.

The Company’s assets and liabilities are not evaluated on a segment basis. Accordingly, no disclosure of segment assets and liabilities is provided.

10.	Subsequent Event

On July 30th the Company filed a Tender Offer Statement with the SEC. The Tender Offer allows the Company to exchange certain existing options held by eligible current U.S. employees for a smaller number of new options to be granted and priced at the Company’s closing price on the final day of the offer – currently scheduled to be August 27th 2009. Members of our Board and our executive officers who are subject to the provisions of Section 16 of the Exchange Act are not eligible to participate. The decision to participate in the exchange program is voluntary; therefore we are not able to predict the timing and amount of the exchange under the exchange program. Consequently we are also unable to determine the impact to expense of this non-cash transaction. We have evaluated subsequent events, as defined by SFAS 165, through August 13, 2009, the day our condensed consolidated financial statements for the second quarter of 2009 were issued and conclude there are no additional disclosures required.

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

Our products are sold in the United States (U.S.) predominantly through a direct sales force and internationally through approximately 100 independent distributors into 107 countries. In France our aesthetics products are sold, marketed and serviced directly through our French subsidiary.

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

Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the periods included.

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	54.1	58.7	53.5	58.5

Gross margin	45.9	41.3	46.5	41.5
Operating expenses:
Research and development	8.6	7.7	8.2	8.3
Sales and marketing	21.0	20.7	21.5	21.6
General and administrative	12.5	14.9	13.2	15.7

Total operating expenses	42.1	43.3	42.9	45.6

Income (loss ) from operations	3.8	(2.0)	3.6	(4.1)
Legal settlement	7.6	6.2	3.8	3.3
Interest and other income (expense), net	0.1	(1.7)	(0.7)	(1.5)

Income (loss) before income tax	11.5	2.5	6.7	(2.3)
Provision for income taxes	(0.1)	(0.4)	0.0	(0.2)

Net income (loss)	11.4	2.1	6.7	(2.5)

Revenues.

For the three months ended July 4, 2009, total revenue decreased 18.6% to $10.5 million compared to $12.9 million for the same three month period in 2008. For the six months ended July 4, 2009, total revenue decreased 12.9% to $21.2 million compared to $24.4 million for the same six month period in 2008. The decline in total revenue was primarily due to the global economic environment which has significantly impacted our aesthetics business and to a lesser extent impacted our ophthalmology business over the three and six month periods under discussion.

For the comparable three month periods: ophthalmology revenues in total decreased $0.5 million, or 6.4%, from $8.2 million to $7.7 million; ophthalmology recurring revenues consisting of consumables and service, decreased $0.2 million, or 4.1%, from $4.4 million to $4.2 million; domestic ophthalmology systems revenue decreased $0.4 million, or 26.0%, from $1.5 million to $1.1 million; international ophthalmology systems revenue remained constant at $1.9 million; and OEM revenues also remained constant at $0.4 million. Domestic system sales were directly impacted by the ongoing recession which has caused a significant reduction in spending on capital equipment in the U.S. market. Aesthetics revenues in total decreased $1.9 million or 39.8%, from $4.8 million to $2.9 million; service revenues decreased $0.4 million or 21.1%, from $1.8 million to $1.4 million; international aesthetics system revenues decreased $1.2 million or 55.3%, from $2.2 million to $1.0 million; and domestic aesthetics system revenues decreased $0.3 million or 40.3%, from $0.7 million to $0.4 million. Aesthetics systems revenues can fluctuate period to period due to the timing of individual deals because of the relatively high price and low volume of systems being sold. This effect is magnified for international sales where distributors often place multiple system orders at one time.

For the comparable six month periods: ophthalmology revenues in total decreased $0.5 million, or 3.3%, from $15.7 million to $15.2 million; ophthalmology recurring revenues increased $0.1 million, or 1.1%, from $8.6 million to $8.7 million; domestic ophthalmology systems revenue decreased $0.8 million, or 28.5%, from $2.7 million to $1.9 million; international ophthalmology systems revenue increased $0.1 million, or 3.6%, from$3.6 million to $3.8 million; and OEM revenues also remained constant at $0.8 million Domestic system sales were directly impacted by the ongoing recession which has caused a significant reduction in spending on capital equipment in the U.S. market. OEM revenues are generated from a long standing relationship and the demand for this product is dependent on the OEM’s market demand. Aesthetics revenues in total decreased $2.6 million or 30.3%, from $8.7 million to $6.1 million; service revenues decreased $0.6 million or 16.2%, from $3.6 million to $3.0 million; international aesthetics system revenues decreased $2.4 million or 57.3%, from $4.1 million to $1.8 million; and domestic aesthetics system revenues increased $0.3 million or 35.6%, from $0.9 million to $1.2 million. Aesthetics systems revenues can fluctuate period to period due to the timing of individual deals because of the relatively high price and low volume of systems being sold. This effect is magnified for international sales where distributors often place multiple system orders at one time.

Gross Profit and Gross Margin.

Gross profit for the three months ended July 4, 2009 was $4.8 million compared with $5.3 million for the same three month period in 2008, a decrease of 9.4% or $0.5 million. However gross margin improved to 45.9% from 41.3%, respectively. Gross profit for the six months ended July 4, 2009 was $9.9 million compared to $10.1 million, a decrease of 2.6% or $0.2 million. However gross margin improved to 46.5% from 41.5%, respectively.

The decrease in gross profit is attributable to the lower revenues generated over the comparable periods which more than offset the improvement in gross margins.

For the comparable three month periods gross margin improved because: we are no longer incurring amortization expenses relating to intangible assets that were previously being charged to cost of revenues, 3.7% improvement; our product mix consisted of more revenues coming from our ophthalmology products which have better direct margins, 2.4% improvement; and a reduction in other manufacturing expenses, 3.2% improvement - this includes a 1.3% benefit from a reduction in inventory reserves during the current period. Gross margin was negatively impacted by manufacturing and service expenses which remained constant but due to the reduction in revenues resulted in a 4.7% decline.

For the comparable six month periods gross margin improved because: we are no longer incurring amortization expenses relating to intangible assets that were previously being charged to cost of revenues which positively impacted margins by 3.7%; our product mix consisted of more revenues coming from our ophthalmology products which have better direct margins, 1.9% improvement; a reduction in other manufacturing expenses, 2.0% improvement - this includes a 1.4% benefit from a reduction in inventory reserves during the current period. Gross margin was negatively impacted by manufacturing and service expenses which remained constant but due to the reduction in revenues resulted in a 2.6% decline.

Gross margins as a percentage of revenues will continue to fluctuate due to changes in the relative proportions of domestic and international sales, the product mix of sales, costs associated with future product introductions and total unit volume changes that lead to greater or lesser production efficiencies and a variety of other factors. See Item 1A. “Risk Factors — Factors That May Affect Future Results — “Our Operating Results May Fluctuate from Quarter to Quarter and Year to Year.”

Research and Development.

Research and development (R&D) expenses decreased by 9.2% to $0.9 million from $1.0 million for the three months ended July 4, 2009 compared to the same three month period in 2008 and decreased by 13.6% to $1.7 million from $2.0 million for the six months ended July 4, 2009 compared to the same six month period in 2008. The primary reason for the decreases was reduced material costs incurred on product development. We expect to increase our R&D spending to increase the rate of new product introductions.

Sales and Marketing.

Sales and marketing expenses decreased by 17.0% to $2.2 million from $2.7 million for the three months ended July 4, 2009 compared to the same three month period in 2008 and decreased by 13.6% to $4.6 million from $5.3 million for the six months ended July 4, 2009 compared to the same six month period in 2008. The decrease in sales and marketing spending is primarily attributable to decreases in amortization of intangible assets, lower commission expenses as a result of lower sales, lower business promotional expenses, reduced salaries and related costs resulting from reductions in headcount. In addition, at the end of June 2008, we transferred our operating activities in the UK to a third party distributor, which contributed to the decrease sales and marketing spending.

General and Administrative.

General and administrative expenses decreased by $0.6 million or 31.8%, to $1.3 million from $1.9 million for the three months ended July 4, 2009 compared to the same three month period in 2008 and decreased by 26.7% to $2.8 million from $3.8 million for the six months ended July 4, 2009 compared to the same six month period in 2008. The decreases in general and administrative spending is primarily attributable to decreases in audit, accounting and tax, consulting and temporary help, general business insurance premiums. In addition, at the end of June 2008, we transferred our operating activities in the UK to a third party distributor, which contributed to the decrease in general and administrative spending.

Legal settlement, Interest and Other Income (Expense), net.

The legal settlement relates to monies received from Synergetics associated with a 2007 settlement of legal claims for patent infringement. The settlement called for an initial payment of $2.5 million which was received in the second quarter of 2007 and five subsequent annual payments of $0.8 million, totaling $6.5 million. The annual payment of $0.8 million was received in the second quarter of 2008 and in the second quarter of 2009, leaving a balance of $2.4 million to be received over the next three years. Interest and other income (expense) relates to interest incurred on the bank debt outstanding in the respective periods, offset by interest earned on cash deposits.

Income Taxes.

Significant components affecting the effective tax rate include pre-tax income, changes in valuation allowance, federal and state R&D tax credits, income from tax-exempt securities, the state composite tax rate and recognition of certain deferred tax assets subject to valuation allowance. The Company recorded $7 thousand and $51 thousand income tax provision for the six months ended July 4, 2009 and June 28, 2008.

Liquidity and Capital Resources.

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of July 4, 2009, we had cash and cash equivalents of $6.6 million and working capital of $11.3 million. For the six months ended July 4, 2009, net cash provided by operating activities was $2.9 million.

The Company has required, and continues to require, debt to fund its operations. Management believes that the Company’s current cash and cash equivalents and its credit facility with Wells Fargo Bank — See Note 5 of Notes to Consolidated Financial Statements in this report for more information regarding the credit facility — provides sufficient liquidity to operate for the next 12 months and that the covenants contained in the Wells Fargo Bank credit facility are reasonable and management expects to be able to meet those covenants based on its operating plan for 2009. If the Company is not able to perform in accordance with its operating plan for 2009 and fails to maintain compliance with its debt covenants, Wells Fargo Bank would be entitled to exercise its remedies under this credit facility which include declaring all outstanding obligations due and payable, and disposing of the collateral if obligations are not paid. As of July 4, 2009 the Company was in compliance with the debt covenants on the credit facility.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 4, 2009. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Recent macro-economic issues involving the broader financial markets, including the housing and credit system and general liquidity issues in the securities markets, have negatively impacted the economy and may negatively affect our growth. In addition, weak economic conditions and declines in consumer spending and consumption may harm our operating results. Purchases of our products are often discretionary. In the current economic climate, customers or potential customers are delaying, reducing or foregoing their purchases of our products and services, which is and could impact our business in a number of ways, including lower prices for our products and services and reduced or delayed sales. There could be a number of follow-on effects from the current financial crisis on our business, including insolvency of key suppliers resulting in product delays; delays in customer payments of outstanding accounts receivable and/or customer insolvencies; counterparty failures negatively impacting our operations; and increased expense or inability to obtain future financing.

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

We Depend on International Sales for a Significant Portion of Our Operating Results.

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the quarter ended July 4, 2009, our international sales were $4.6 million or 43.5% of total sales. We anticipate that international sales will continue to account for a significant portion of our revenues, particularly ophthalmology, in the foreseeable future. None of our international revenues and costs has been denominated in foreign currencies, other than sales made by our French subsidiary. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. The factors stated above could have a material adverse effect on our business, financial condition or results of operations. Our international operations and sales are subject to a number of other risks and potential costs, including:

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

Inability of Customers Obtaining Credit or Material Increases in Interest Rates May Harm Our Sales.

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

In order to complete the Laserscope acquisition, we entered into financing arrangements and used the majority of our liquid resources. Prior to the acquisition, we had no debt outstanding but now we have $4.5 million outstanding against our current line of credit. The increased levels of debt and obligations may, among other things:

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

Management is of the opinion that the Company’s current cash and cash equivalents together with its credit facility provides sufficient liquidity to operate for the next 12 months, that the covenants contained in the Company’s credit facility with Wells Fargo Bank are reasonable and management expects to be able to meet these covenants. However if the Company is not able to perform as projected in its operating plan and becomes out of compliance with its debt covenants, Wells Fargo Bank would be entitled to exercise its remedies under the credit facility which include declaring all outstanding obligations thereunder due. For example, in August 2008 the Company was not in compliance with the debt service covenant contained in the credit facility with Wells Fargo Bank however the Company subsequently obtained a waiver from the bank. The Company was in compliance with the covenants at July 4, 2009.

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

Patents have a limited lifetime and once a patent expires competition may increase. For example our “Connector Patent” used to connect our delivery devices (consumable & durable) to our laser consoles will expire in the second half of 2010. Delivery devices which do not utilize our Connector Patent technology are not recognized by our laser consoles. We derive, and expect to continue to derive, a large portion of our recurring revenue and profits from sales of our consumable EndoProbe devices. Expiration of this patent may increase competition from our competitors for our consumable EndoProbe device business and there can be no guarantees that we will maintain our market share of this business.

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

We have Significant Deficiencies in Our Internal Controls and Procedures which could Harm Our Operating Results or Cause Us to Fail to Meet Our Regulatory or Reporting Obligations.

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

In addition to these factors, our quarterly results have been, and are expected to continue to be, affected by seasonal factors. Our European sales during the third quarter are generally lower.

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

Our Stock Price Has Been and May Continue to be Volatile and an Investment in Our Common Stock Could Suffer a Decline in Value.

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. In addition, the trading price of our common stock has been significantly adversely affected by our recent operating performance and by liquidity issues. For the quarter ended July 4, 2009, the trading price of our common stock fluctuated from a high of $2.55 per share to a low of $1.15 per share. There can be no assurance our common stock trading price will not suffer additional declines. From time to time, we meet with investors and potential investors. In addition, we receive attention from securities analysts and present at some analyst meetings. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes. These broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

At our annual meeting of shareholders on June 17, 2009, the following four proposals were voted on and approved as follows:

Proposal I – To elect five directors to serve for the ensuing year or until their successors are elected and qualified. (At the recommendation of the Company’s Nominating and Governance Committee, the Board reduced the size of the Board to five (5) members effective as of the date of the Annual Meeting).

	Total Vote For Each Director	Total Vote Withheld From Each Director
Theodore A. Boutacoff	7,840,276	394,372
Garrett A. Garrettson	7,508,389	726,259
James B. Hawkins	8,146,321	88,327
Sanford Fitch	7,498,874	735,774
William M. Moore	8,040,433	194,215

Proposal II – To ratify the appointment of Burr, Pilger & Mayer LLP as independent registered public accountants of the Company for the fiscal year ending January 2, 2010.

ABSTAIN	FOR	AGAINST
70,170	7,982,694	181,784

Proposal III – To amend the 2008 Equity Incentive Plan and 1998 Stock Plan to permit a one-time stock option exchange program.

ABSTAIN	FOR	AGAINST	BROKER NON-VOTE
30,071	4,524,337	640,197	3,040,043

Proposal IV – To amend the 2008 Equity Incentive Plan to increase the share reserve.

ABSTAIN	FOR	AGAINST	BROKER NON-VOTE
31,571	4,772,739	390,295	3,040,043

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Exhibit Title

10.1	IRIDEX Corporation 2008 Equity Incentive Plan (as amended April 30, 2009) (incorporated herein by reference to the definitive proxy statement on Schedule 14A filed on May 4, 2009)

10.2	IRIDEX Corporation 1998 Stock Plan (as amended April 30, 2009) (incorporated herein by reference to the definitive proxy statement on Schedule 14A filed on May 4, 2009)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

IRIDEX Corporation (Registrant)

Date: August 13, 2009	By:	/s/ THEODORE A. BOUTACOFF
		Name:	Theodore A. Boutacoff
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Exhibit Index

Exhibit No.	Exhibit Title

10.1	IRIDEX Corporation 2008 Equity Incentive Plan (as amended April 30, 2009) (incorporated herein by reference to the definitive proxy statement on Schedule 14A filed on May 4, 2009)

10.2	IRIDEX Corporation 1998 Stock Plan (as amended April 30, 2009) (incorporated herein by reference to the definitive proxy statement on Schedule 14A filed on May 4, 2009)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.