Form 10-Q
period 2009-10-03
IRIDEX CORP
filed 2009-11-12
CIK 1006045

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares of common stock, $.01 par value, issued and outstanding as of November 6, 2009 was 8,846,801.

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

IRIDEX Corporation

Condensed Consolidated Balance Sheets

(Unaudited, in thousands)

	Oct 3, 2009	Jan 3, 2009(1)
Assets
Current assets:
Cash and cash equivalents	$7,884	$5,307
Accounts receivable, net	7,148	8,199
Inventories, net	9,666	11,644
Prepaids and other current assets	489	540

Total current assets	25,187	25,690
Property and equipment, net	547	832
Other intangible assets, net	1,233	1,474
Other long term assets	357	229

Total assets	$27,324	$28,225

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,314	$2,415
Bank line of credit	3,500	6,000
Accrued compensation	2,157	1,729
Accrued expenses	2,147	2,249
Accrued warranty	1,168	1,345
Deferred revenue	2,713	2,741

Total current liabilities	12,999	16,479

Stockholders’ equity:
Convertible preferred stock	5	5
Common stock	89	89
Additional paid-in capital	39,657	39,105
Accumulated other comprehensive loss	(233)	(192)
Treasury stock, at cost	(430)	(430)
Accumulated deficit	(24,763)	(26,831)

Total stockholders’ equity	14,325	11,746

Total liabilities and stockholders’ equity	$27,324	$28,225

(1)	Derived from the consolidated audited financial statements included in our report filed on Form 10-K with the SEC for the year ended January 3, 2009.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended		Nine Months Ended
	Oct 3, 2009	Sep 27, 2008	Oct 3, 2009	Sep 27, 2008
Revenues	$10,400	$11,987	$31,649	$36,383
Cost of revenues	5,278	6,997	16,650	21,257

Gross profit	5,122	4,990	14,999	15,126

Operating expenses:
Research and development	888	972	2,635	2,995
Sales and marketing	2,204	2,732	6,766	8,011
General and administrative	1,061	1,516	3,867	5,345

Total operating expenses	4,153	5,220	13,268	16,351

Income (loss) from operations	969	(230)	1,731	(1,225)
Legal settlement	—	—	800	800
Interest and other expense, net	(64)	(54)	(197)	(426)

Income (loss) before income taxes	905	(284)	2,334	(851)
Provision for (benefit from) income taxes	259	(35)	266	16

Net income (loss)	$646	$(249)	$2,068	$(867)

Net income (loss) per share - basic and diluted	$0.07	$(0.03)	$0.23	$(0.10)

Shares used in computing net income (loss) per share -
Basic	8,845	8,824	8,845	8,824

Diluted	8,900	8,824	9,003	8,824

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	Oct 3, 2009	Sep 27, 2008	Oct 3, 2009	Sep 27, 2008
Net income (loss)	$646	$(249)	$2,068	$(867)
Foreign currency translation adjustments	(37)	(149)	(41)	(150)

Comprehensive income (loss)	$609	$(398)	$2,027	$(1,017)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended
	Oct 3, 2009	Sep 27, 2008
Cash flows from operating activities:
Net income (loss)	$2,068	$(867)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	652	2,417
Stock compensation recognized	305	392
Provision for doubtful accounts	125	(2)
Provision for inventories	(135)	1,582
Tax effect of stock compensation expense	247	—
Changes in operating assets and liabilities:
Accounts receivable	926	(337)
Inventories	2,113	858
Prepaids and other current assets	51	(213)
Other long term assets	(128)	123
Accounts payable	(1,101)	(294)
Accrued compensation and expenses	326	(4,918)
Accrued warranty	(177)	(637)
Deferred revenue	(28)	(545)

Net cash provided by (used in) operating activities	5,244	(2,441)

Cash flows from investing activities:
Purchases of property and equipment	(126)	(165)

Net cash used in investing activities	(126)	(165)

Cash flows from financing activities:
Proceeds of credit facility, net of issuance costs	—	1,137
Repayment of credit facility	—	(5,016)
Release of restriction of funds under debt facility	—	3,800
Proceeds from borrowings on line of credit	31,610	—
Repayment of borrowings on line of credit	(34,110)	—

Net cash used in financing activities	(2,500)	(79)

Effect of foreign exchange rate changes	(41)	(150)

Net increase (decrease) in cash and cash equivalents	2,577	(2,835)
Cash and cash equivalents at beginning of period	5,307	5,809

Cash and cash equivalents at end of period	$7,884	$2,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on April 1, 2009. The results of operations for the three and nine month periods ended October 3, 2009 are not necessarily indicative of the results for the year ending January 2, 2010 or any future interim period.

The Company has generated cash from operations for the last four quarters; however, prior to that, the Company incurred substantial losses and had negative cash flows from operations for the preceding three fiscal years. The Company has historically required debt to fund its operations. Management believes that the Company’s current cash and cash equivalents and its credit facility with Wells Fargo Bank provides sufficient liquidity to operate for the next 12 months and that the covenants contained in the Wells Fargo Bank credit facility are reasonable and management expects to be able to meet those covenants based on its operating plan for 2009. If the Company is not able to perform in accordance with its operating plan for 2009 and fails to maintain compliance with its debt covenants, Wells Fargo Bank would be entitled to exercise its remedies under this credit facility which include declaring all outstanding obligations due and payable, and disposing of the collateral if obligations are not paid.

Recent Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update 2009-13. FASB Accounting Standards Update 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in the “Revenue Recognition – Multiple-Element Arrangements” subtopic of the Codification for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also estimates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. FASB Accounting Standards Update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with the option to provide retrospective presentation for prior years. Early adoption is permitted. The Company does not expect the adoption of FASB Standards Update 2009-13 will have a material impact on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162 (as codified in the FASB Accounting Standards CodificationTM (“ASC” or “Codification”) topic 105, Generally Accepted Accounting Principles (“ASC 105”)). This update to ASC 105 establishes the Codification as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This update to ASC 105 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. Following this update to ASC 105, the FASB will not issue new standards in the form of Statements, FASB Staff Positions (“FSP”), or Emerging Issues Task Force (“EITF”) Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the basis for conclusions on the change(s) in the Codification. The Company adopted the requirements of this standard for the quarter ended October 3, 2009. The adoption of this update to ASC 105 did not have a material impact on the Company’s Condensed Consolidated Financial Statements. All accounting references have been updated, and therefore SFAS references have been augmented with ASC references. In future filings all accounting references will refer to the Codification only.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (as codified in ASC topic 855, Subsequent Events (“ASC 855”)). This update to ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted the requirements of this standard as of July 4, 2009. The adoption of this update to ASC 855 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (as codified in ASC topic 825, Financial Instruments (“ASC 825”)). This update to ASC 825 requires companies to disclose in interim financial statements the fair value of financial instruments within the scope of ASC 825. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. This update to ASC 825 also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The Company adopted the requirements of this standard as of July 4, 2009. The adoption of this update to ASC 825 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended January 3, 2009, which was filed with the SEC on April 1, 2009.

Revenue Recognition

Our revenues arise from the sale of laser consoles, delivery devices, consumable laser probes (consumables) and service and support activities. Revenue from product sales is recognized upon receipt of a purchase order and product shipment, provided that no significant obligations remain and collection of the receivables is reasonably assured. Shipments are generally made with Free-On-Board (FOB) shipping point terms, whereby title passes upon shipment from our dock. Any shipments with FOB receiving point terms are recorded as revenue when the shipment arrives at the receiving point. Cost is recognized as product sales revenue is recognized. Our Company’s sales may include post-sales obligations for support activities. When these obligations are fulfilled after product shipment, the Company recognizes revenue at that time. When the Company has objective and reliable evidence of fair value of the undelivered elements, it defers revenue attributable to the post-sale obligations and recognizes such revenue when the obligation is fulfilled. Otherwise, the Company defers all revenue related to the transaction until all elements are delivered. Revenue relating to extended service contracts is recognized on a straight line basis over the period of the applicable service contract. We recognize repair service revenue upon completion of the work.

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

Information on the acquired intangible assets as of October 3, 2009 is as follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangible assets -
Trade name	$380	$(355)	$25
Service contracts	2,132	(953)	1,179
Other	171	(142)	29

Total	$2,683	$(1,450)	$1,233

Aggregate amortization expense for the quarter ended October 3, 2009 was $80 thousand.

Future estimated amortization expense (in thousands):
2010	$177
2011	$163
2012	$163
2013	$163
2014	$163

Warranty

The Company provides between one year and two years warranty on product sales and accrues for estimated warranty cost upon shipment of products. Actual warranty costs incurred have not materially differed from those accrued. The Company’s warranty policy is applicable to products which are considered defective in their performance or fail to meet the product specifications. Warranty costs are reflected in the statement of operations as a cost of sales. The reduction in the warranty balance is attributable to accruals for warranties issued during the period decreasing as a result of declining shipments of products. A reconciliation of the changes in the Company’s warranty liability for the nine month periods ended October 3, 2009 and September 27, 2008 is as follows:

	Nine Months Ended
(in thousands)	Oct 3, 2009	Sep 27, 2008
Balance, beginning of period	$1,345	$1,895
Accrual for warranties issued during the period	125	165
Settlements made in kind during the period	(302)	(802)

Balance, end of period	$1,168	$1,258

Deferred Revenue

Revenue related to extended service contracts is deferred and recognized on a straight line basis over the period of the applicable service contract. Costs associated with these service arrangements are recognized as incurred. The reduction in the deferred revenue balance is attributable to the fact that revenue being recognized from existing contracts exceeds the revenue being deferred from new or renewed contracts due to the decline in the aesthetics business. A reconciliation of the changes in the Company’s deferred revenue balance for the nine month periods ended October 3, 2009 and September 27, 2008 is as follows:

	Nine Months Ended
(in thousands)	Oct 3, 2009	Sep 27, 2008
Balance, beginning of period	$2,741	$3,350
Additions to deferral	4,819	4,901
Revenue recognized	(4,847)	(5,446)

Balance, end of period	$2,713	$2,805

3.	Inventories, net

The components of the Company’s inventories as of October 3, 2009 and January 3, 2009 are as follows:

(in thousands)	Oct 3, 2009	Jan 3, 2009
Raw materials and work in process	$5,222	$6,568
Finished goods	4,444	5,076

Total inventories	$9,666	$11,644

4.	Fair Value Measurement

The Fair Value Measurements and Disclosures (“ASC 820”) topic of the FASB Accounting Standards Codification clarifies the definition of fair value of assets and liabilities, establishes a framework for measuring fair value of assets and liabilities and expands the disclosures on fair value measurements. The Fair Value Measurements and Disclosures topic was effective for fiscal years beginning after November 15, 2007 for financial assets. The FASB deferred the effective date until the fiscal years beginning after November 15, 2008 as it relates to the fair value measurement requirements for nonfinancial assets and liabilities that are initially measured at fair value, but not measured at fair value in subsequent periods. These non-financial assets include goodwill and other indefinite-lived intangible assets which are included within other assets. The Company adopted the provisions of the Fair Value Measurements and Disclosures topic with respect to financial assets and liabilities effective December 30, 2007 and with respect to non-financial assets and liabilities effective January 4, 2009. The adoption of the provisions of the Fair Value Measurements and Disclosures topic did not have a material impact on the Company’s Consolidated Financial Statements.

The fair value framework of the Fair Value Measurements and Disclosures topic requires the categorization of assets and liabilities into three levels based upon the assumptions used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3, if applicable, generally would require significant management judgment. The three levels for categorizing assets and liabilities fair value measurement requirements are as follows:

•	Level 1: Fair valuing the asset or liability using observable inputs, such as quoted prices in active markets for identical assets or liabilities;

•

Level 2: Fair valuing the asset or liability using inputs other than quoted prices that are observable for the applicable asset or liability, either directly or indirectly, such as quoted prices for similar (as opposed to identical) assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

•	Level 3: Fair valuing the asset or liability using unobservable inputs that reflect the Company’s own assumptions regarding the applicable asset or liability.

At October 3, 2009, the Company had $7.9 million in cash and cash equivalents. Of this amount, approximately $5.5 million were in money market funds whose fair market value was obtained from real-time quotes for transactions in active markets involving identical assets. At October 3, 2009, the Company had $3.5 million outstanding against its bank line of credit with Wells Fargo Bank. The book value of this bank line of credit approximates fair value due to its floating rate nature. The Company did not have any Level 3 assets or liabilities at October 3, 2009.

5.	Bank Borrowings

The Company has a borrowing agreement with Wells Fargo Bank (the “Agreement”) that provides for an asset-based revolving line of credit of up to $8.0 million secured by a lien on substantially all of the Company’s assets. Interest is set at the greater of 5% or prime as published in the Wall Street Journal, plus 2% on floating rate advances and 3.5% on LIBOR advances, with a minimum monthly interest payment of $20 thousand.

As of October 3, 2009, the Company was in compliance with the loan covenants in the Agreement and the total amount outstanding under the revolving line of credit was $3.5 million. As of October 3, 2009, there was eligible collateral to support an additional $2.4 million in borrowings.

6.	Stock Based Compensation

For the nine months ended October 3, 2009, the only active share-based compensation plan is the 2008 Equity Incentive Plan (Incentive Plan). On June 17, 2009, the shareholders approved an amendment to the Incentive Plan to increase the share reserve thereunder by 300,000 shares. The maximum aggregate number of shares that may be awarded and sold under the Incentive Plan is 600,000 shares plus any shares subject to stock options or similar awards granted under the 1998 Stock Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 1998 Stock Plan that are forfeited to the Company on or after the date the 1998 Stock Plan expired. On June 17, 2009, the shareholders also approved amendments to the Incentive Plan and the 1998 Stock Plan to allow for a one time option exchange thereunder.

Exchange Program

In August 2009, we completed a one-time stock exchange program to exchange certain employee stock options issued under the IRIDEX 1998 Stock Plan, the IRIDEX 2008 Equity Incentive Plan or in connection with IRIDEX’s acquisition of the assets of the aesthetics business of Laserscope for stock options issued under our 2008 Equity Incentive Plan (the “Exchange Program”). The exchange offer was made to employees of the Company who, as of the date of the exchange offer commenced, were actively employed. Members of our board of directors and our executive officers who are subject to the provisions of Section 16 of the Exchange Act were not eligible to participate. The number of options held by eligible employees at the date of commencement was 663,018. Seventy two eligible employees surrendered 364,162 options in exchange for 197,116 new options. These new options were granted pursuant to the Exchange Program and have an exercise price of $2.35 per share, the closing price of IRIDEX common stock as reported by Nasdaq on August 27, 2009.

The exchange of original options for new options was treated as a modification of the original options. As such, the Company will incur compensation cost for the incremental difference between the fair value of the new option and the fair value of the original options immediately before modification, reflecting the current facts and circumstances on the modification date, over the expected term of the new options in addition to the compensation cost being incurred for the original options, over the expected term of the original options. The Exchange resulted in a modification charge of approximately $38 thousand which is being recognized over the vesting periods of the new options which ranges from 6 months to 3 years. We recorded approximately $6 thousand of the modification charge in the nine months ended October 3, 2009.

The following table summarizes information regarding activity in our stock option plan during the nine months ended October 3, 2009 and includes the effects of the Exchange Program:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at January 3, 2009	2,051,815	$4.81	$—
Granted	243,616	2.24
Exercised	(2,500)	0.90
Canceled or forfeited	(723,232)	5.75

Outstanding at October 3, 2009	1,569,699	$3.97	$339,544

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of October 3, 2009, that would have been received by option holders had all options holders exercised their stock options as of that date.

The weighted-average fair value of the options granted under the Company’s stock plans was $0.40 and $1.73 per share for the nine months ended October 3, 2009 and September 27, 2008, respectively.

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	Oct 3, 2009	Sep 27, 2008	Oct 3, 2009	Sep 27, 2008
Average risk free interest rate	1.49%	3.03%	1.64%	3.27%
Expected life (in years)	2.78 years	4.75 years	3.13 years	4.75 years
Dividend yield	0.0%	0.0%	0.0%	0.0%
Average volatility	110.0%	69.0%	106.0%	70.0%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility is based on analysis of the Company’s stock price history over a period commensurate with the expected term of the options, trading volume of the Company’s stock, look-back volatilities and Company specific events that affected volatility in a prior period. The Company has elected to use the simplified method for estimating the expected term as discussed in Staff Accounting Bulletin No. 107 and Staff Accounting Bulletin No. 110 (as codified in ASC topic 718, Compensation-Stock Compensation (“ASC 718”)). The risk-free interest rate is based on the U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. No dividend yield is included as the Company has not issued any dividends and does not anticipate issuing any dividends in the future.

The following table shows stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and nine month periods ended October 3, 2009 and September 27, 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	Oct 3, 2009	Sep 27, 2008	Oct 3, 2009	Sep 27, 2008
Cost of revenues	$43	$44	$116	$108
Research and development	21	5	58	70
Sales and marketing	45	47	110	62
General and administrative	(81)	69	21	152

	$28	$165	$305	$392

$14 thousand of the stock based compensation expense recognized was capitalized into inventory as a component of overhead at both October 3, 2009 and September 27, 2008, respectively.

7.	Income Taxes

Provision for Income Tax

Under Accounting Principles Board Opinion No. 28, Interim Financial Reporting (as codified in ASC topic 270, Interim Reporting (“ASC 270”)), we are required to make our best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. The Company recorded a provision for income tax of $266 thousand and $16 thousand for the nine months ended October 3, 2009 and September 27, 2008, respectively. The Company’s estimated annual effective tax rate was 17.43% and 1.9%, for the nine months ended October 3, 2009 and September 27, 2008, respectively. The increase in our effective tax rate for the nine months ended October 3, 2009 was associated primarily with the increase in income generated by our U.S. operations. The difference between the estimated annual rate multiplied by the Company’s year-to-date income and the tax provision recorded is related to discrete items booked in the current quarter.

The Company’s wholly owned United Kingdom subsidiary released a tax reserve of $141 thousand which was treated as discrete to the nine months ended October 3, 2009, which significantly reduced the year-to-date provision expense.

Deferred Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (as codified in ASC topic 740, Income Taxes (“ASC 740”)), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. As of January 3, 2009, the Company had a deferred tax asset of $13.6 million which is fully offset by a valuation allowance. When realized, the asset will be reflected on the Company’s balance sheet and the reversal of the corresponding valuation allowance will result in a tax benefit being recorded in the income statement in the respective period.

Uncertain Tax Positions

The Company accounts for its uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (as codified in ASC topic 740, Income Taxes (“ASC 740”)). The balance of gross unrecognized tax benefits as of October 3, 2009 was $585 thousand. If all of our uncertain tax positions were sustained in our favor, the Company would not recognize an aggregate tax benefit due to our valuation allowance against our deferred tax assets.

At October 3, 2009, the Company has accrued $67 thousand for estimated interest and penalties related to uncertain tax positions.

The Company is currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate during the fiscal year.

The Company’s tax returns remain open to examination for tax years 2001 through 2008.

8.	Computation of Basic and Diluted Net Income (Loss) Per Common Share

Net income (loss) per share is computed in accordance with SFAS No.128, Earnings per Share (as codified in ASC topic 260, Earnings per Share (“ASC 260”)). Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents consist of incremental common shares issuable upon the exercise of stock options and the conversion of Series A Preferred Stock into common stock and are calculated under the treasury stock method. Common stock equivalent shares from unexercised stock options and the conversion of Series A Preferred Stock are excluded from the computation for periods in which the Company incurs a loss as their effect is anti-dilutive or if the exercise price of such options is greater than the average market price of the stock for the period.

Options to purchase 1,569,699 shares of common stock at a weighted average exercise price of $3.97 were outstanding as of October 3, 2009, but were not included in the computation of diluted net income per share because the options would be anti-dilutive under the treasury stock method. In addition, 1,000,000 shares of common shares issuable upon the conversion of 500,000 Series A Preferred Stock which automatically convert into common shares in the event the common stock of the Company trades at or above $5.00 per share for a period of 30 consecutive trading days, also were not included in the computation of diluted net income per common share because their effect is anti-dilutive. These shares could dilute earnings per share in future periods.

Options to purchase 1,932,357 shares of common stock at a weighted average exercise price of $5.20 were outstanding as of September 27, 2008, but were not included in the computation of diluted net income (loss) per share because the options would be anti-dilutive under the treasury stock method. Similarly the 1,000,000 shares of common shares issuable upon the conversion of 500,000 Series A Preferred Stock were not included in the computation.

9.	Business Segments

The Company operates in two reportable segments: the ophthalmology segment and the aesthetics segment. In each segment the Company develops, manufactures, and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables and service and support activities.

Information on reportable segments for the three and nine month periods ended October 3, 2009 and September 27, 2008 is as follows:

	Three Months Ended Oct 3, 2009			Three Months Ended Sep 27, 2008
(in thousands)	Ophthalmology	Aesthetics	Total	Ophthalmology	Aesthetics	Total
Revenues	$7,718	$2,682	$10,400	$8,181	$3,806	$11,987
Direct cost of revenues	2,056	917	2,973	2,404	1,382	3,786

Direct gross profit	5,662	1,765	7,427	5,777	2,424	8,201
Total unallocated indirect costs			(6,522)			(8,485)

Income (loss) before income taxes			$905			$(284)

	Nine Months Ended Oct 3, 2009			Nine Months Ended Sep 27, 2008
(in thousands)	Ophthalmology	Aesthetics	Total	Ophthalmology	Aesthetics	Total
Revenues	$22,914	$8,735	$31,649	$23,889	$12,494	$36,383
Direct cost of revenues	6,250	3,138	9,388	6,818	5,116	11,934

Direct gross profit	16,664	5,597	22,261	17,071	7,378	24,449
Total unallocated indirect costs			(19,927)			(25,300)

Income (loss) before income taxes			$2,334			$(851)

Direct cost of revenues includes standard product cost (direct material, labor and fringe) and any warranty and unit royalty due. Indirect costs of manufacturing, research and development, sales and marketing, and general and administrative costs are not allocated to the segments.

Our revenues by reportable segment by geographic region, based on the location at which each sale originates, is summarized as follows:

	Three Months Ended Oct 3, 2009			Three Months Ended Sep 27, 2008
(in thousands)	Ophthalmology	Aesthetics	Total	Ophthalmology	Aesthetics	Total
Domestic	$4,673	$1,731	$6,404	$5,253	$2,096	$7,349
International	3,045	951	3,996	2,928	1,710	4,638

Total revenues	$7,718	$2,682	$10,400	$8,181	$3,806	$11,987

	Nine Months Ended Oct 3, 2009			Nine Months Ended Sep 27, 2008
(in thousands)	Ophthalmology	Aesthetics	Total	Ophthalmology	Aesthetics	Total
Domestic	$13,374	$5,340	$18,714	$14,490	$5,542	$20,032
International	9,540	3,395	12,935	9,399	6,952	16,351

Total revenues	$22,914	$8,735	$31,649	$23,889	$12,494	$36,383

No one customer accounted for more than 10% of total revenue for the three and nine months ended October 3, 2009 and September 27, 2008, respectively.

The Company’s assets and liabilities are not evaluated on a segment basis. Accordingly, no disclosure of segment assets and liabilities is provided.

10.	Subsequent Event

We have evaluated subsequent events through November 12, 2009, the day our condensed consolidated financial statements for the third quarter of 2009 were issued and conclude there are no additional disclosures required.

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

Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the periods included.

	Three Months Ended		Nine Months Ended
	Oct 3, 2009	Sep 27, 2008	Oct 3, 2009	Sep 27, 2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	50.8	58.4	52.6	58.4

Gross margin	49.2	41.6	47.4	41.6
Operating expenses:
Research and development	8.5	8.1	8.3	8.2
Sales and marketing	21.2	22.8	21.4	22.1
General and administrative	10.2	12.6	12.2	14.7

Total operating expenses	39.9	43.5	41.9	45.0

Income (loss) from operations	9.3	(1.9)	5.5	(3.4)
Legal settlement	0.0	0.0	2.5	2.2
Interest and other expense, net	(0.6)	(0.5)	(0.6)	(1.1)

Income (loss) before income tax	8.7	(2.4)	7.4	(2.3)
Provision for (benefit from) income taxes	2.5	(0.3)	0.8	0.1

Net income (loss)	6.2	(2.1)	6.6	(2.4)

Revenues.

For the three months ended October 3, 2009, total revenue decreased 13.2% to $10.4 million compared to $12.0 million for the same three month period in 2008. For the nine months ended October 3, 2009, total revenue decreased 13.0% to $31.6 million compared to $36.4 million for the same nine month period in 2008. The decline in total revenue was primarily due to the global economic environment which has significantly impacted our aesthetics business; which declined $1.1 million and $3.8 million in the three and nine month periods ended October 3, 2009 and September 27, 2008, respectively, and to a lesser extent impacted our ophthalmology business, which declined $0.5 million and $1.0 million, respectively, over the three and nine month periods under discussion.

For the comparable three month periods:

Total ophthalmology revenues decreased $0.5 million, or 5.7%, from $8.2 million to $7.7 million. The major cause of the decline was a decline in OEM revenues, which decreased $0.4 million, or 58.6%, from $0.7 million to $0.3 million. OEM revenues are generated from a long standing relationship and the demand for this product is dependent on the OEM’s market demand. Ophthalmology recurring revenues consist of consumables and service and remained constant at $4.0 million; domestic ophthalmology systems revenue decreased $0.1 million, or 3.6%, from $1.7 million to $1.6 million; international ophthalmology systems revenue remained constant at $1.8 million. Domestic system sales have been impacted by the ongoing recession which caused a significant reduction in spending on capital equipment in the U.S. market for the first two quarters of 2009. We did see some recovery in demand in the third quarter ending October 3, 2009. Demand overseas has remained less affected by the global recession however competition remains intense.

Total aesthetics revenues decreased $1.1 million or 29.5%, from $3.8 million to $2.7 million; aesthetics service revenues decreased $0.2 million or 11.9%, from $1.7 million to $1.5 million; domestic aesthetics system revenues decreased $0.3 million or 35.0%, from $0.9 million to $0.6 million; and international aesthetics system revenues decreased $0.6 million or 51.4%, from $1.2 million to $0.6 million. The aesthetics market is still in a sharp downturn as a result of the global economy, which has impacted our sales both domestically and internationally, and aesthetics systems revenues can fluctuate period to period due to the timing of individual deals because of the relatively high price and low volume of systems being sold. This effect is magnified for international sales where distributors often place multiple system orders at one time.

For the comparable nine month periods:

Total ophthalmology revenues decreased $1.0 million, or 4.1%, from $23.9 million to $22.9 million. OEM revenues accounted for $0.4 million of the decrease, falling 25.8%, from $1.5 million to $1.1 million. Ophthalmology recurring revenues increased $0.1 million, or 0.9%, from $12.6 million to $12.7 million; domestic ophthalmology systems revenue decreased $0.9 million, or 20.5%, from $4.4 million to $3.5 million; international ophthalmology systems revenue increased $0.2 million, or 3.7%, from $5.4 million to $5.6 million. As previously mentioned, domestic system sales were directly impacted by the ongoing recession which has caused a significant reduction in spending on capital equipment in the U.S. market particularly in the first six months of this year before recovering in the last three months.

Total aesthetics revenues decreased $3.8 million or 30.1%, from $12.5 million to $8.7 million; domestic aesthetics system revenues remained constant at $1.8 million; service revenues decreased $0.8 million or 14.8%, from $5.4 million to $4.6 million; and international aesthetics system revenues decreased $3.0 million or 56.0%, from $5.3 million to $2.3 million. Aesthetics systems revenues can fluctuate period to period due to the timing of individual deals because of the relatively high price and low volume of systems being sold. This effect is magnified for international sales where distributors often place multiple system orders at one time.

Gross Profit and Gross Margin.

Gross profit for the three months ended October 3, 2009 was $5.1 million compared with $5.0 million for the same three month period in 2008, an increase of $0.1 million or 2.6% and gross margin improved to 49.2% from 41.6%, respectively. Gross profit for the nine months ended October 3, 2009 was $15.0 million compared to $15.1 million, a decrease of $0.1 million or 0.8%; however gross margin improved to 47.4% from 41.6%, respectively.

For the comparable three month periods, gross margin improved because: we are no longer incurring amortization expenses relating to intangible assets that were previously being charged to cost of revenues which positively impacted margins; our product mix consisted of more revenues coming from our ophthalmology products which have higher direct margins; and we experienced a reduction in other manufacturing expenses consisting of revenue movements and manufacturing variances. Manufacturing and service departmental expenses remained constant but due to the reduction in revenues negatively impacted gross margin.

For the comparable nine month periods, gross margin improved because: we are no longer incurring amortization expenses relating to intangible assets that were previously being charged to cost of revenues which positively impacted margins; our product mix consisted of more revenues coming from our ophthalmology products which have higher direct margins; we experienced a reduction in other manufacturing expenses consisting of reserve movements and manufacturing variances. Manufacturing and service departmental expenses remained constant but due to the reduction in revenues negatively impacted gross margin

Gross margins as a percentage of revenues will continue to fluctuate due to changes in the relative proportions of domestic and international sales, the product mix of sales, other manufacturing expenses consisting of reserve movements and manufacturing variances, costs associated with future product introductions and total unit volume changes that lead to greater or lesser production efficiencies and a variety of other factors. See Item 1A. “Risk Factors — Factors That May Affect Future Results — “Our Operating Results May Fluctuate from Quarter to Quarter and Year to Year.”

Research and Development.

Research and development (R&D) expenses decreased by $0.1 million or 8.6% to $0.9 million from $1.0 million for the three months ended October 3, 2009 compared to the same three month period in 2008 and decreased by $0.4 million or 12.0% to $2.6 million from $3.0 million for the nine months ended October 3, 2009 compared to the same nine month period in 2008. The primary reason for the decrease in R&D for both the three and nine month periods ended October 3, 2009 over the same periods of the prior year is a reduction in material costs incurred on product development. Going forward, we expect to increase the dollars invested in R&D to increase the rate of new product introductions.

Sales and Marketing.

Sales and marketing expenses decreased by $0.5 million or 19.3% to $2.2 million from $2.7 million for the three months ended October 3, 2009 compared to the same three month period in 2008 and decreased by $1.2 million or 15.5% to $6.8 million from $8.0 million for the nine months ended October 3, 2009 compared to the same nine month period in 2008. The decrease in sales and marketing spending is primarily attributable to decreases in amortization of intangible assets, and lower commission expenses as a result of lower sales and lower promotional expenses. In addition, at the end of June 2008, we transferred our operating activities in the UK to a third party distributor, which contributed to the decrease in sales and marketing spending subsequent to the transfer.

General and Administrative.

General and administrative expenses decreased by $0.4 million or 30.0%, to $1.1 million from $1.5 million for the three months ended October 3, 2009 compared to the same three month period in 2008 and decreased by $1.4 million or 27.7%, to $3.9 million from $5.3 million for the nine months ended October 3, 2009 compared to the same nine month period in 2008. The decreases in general and administrative spending are primarily attributable to decreases in audit, accounting and tax, consulting and temporary service providers. In addition, at the end of June 2008, we transferred our operating activities in the UK to a third party distributor, which contributed to the decrease in general and administrative spending subsequent to the transfer.

Legal settlement, Interest and Other Expense, net.

The legal settlement relates to monies received from Synergetics associated with a 2007 settlement of legal claims for patent infringement. The settlement called for an initial payment of $2.5 million which was received in the second quarter of 2007 and five subsequent annual payments of $0.8 million, totaling $6.5 million. The annual payment of $0.8 million was received in the second quarters of 2008 and 2009, leaving a balance of $2.4 million to be received over the next three years. Interest and other expense relates to interest incurred on the bank debt outstanding in the respective periods, offset by interest earned on cash deposits.

Income Taxes.

Significant components affecting the effective tax rate include pre-tax income, changes in valuation allowance, federal and state R&D tax credits, the state composite tax rate and recognition of certain deferred tax assets subject to valuation allowance. For the three month periods ended October 3, 2009 and September 27, 2008, the Company recorded $259 thousand income tax provision and a tax benefit of $35 thousand, respectively. For the nine month periods ended October 3, 2009 and September 27, 2008, the Company recorded $266 thousand and $16 thousand income tax provision, respectively.

Liquidity and Capital Resources.

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of October 3, 2009, we had cash and cash equivalents of $7.9 million and working capital of $12.2 million. For the nine months ended October 3, 2009, net cash provided by operating activities was $5.2 million.

The Company has historically debt to fund its operations. In the last four quarters, the Company has generated cash from operations; however, prior to that, the Company incurred substantial losses and had negative cash flows from operations for the preceding three fiscal years. Management believes that the Company’s current cash and cash equivalents and its credit facility with Wells Fargo Bank — See Note 5 of Notes to Condensed Consolidated Financial Statements in this report for more information regarding the credit facility — provides sufficient liquidity to operate for the next 12 months and that the covenants contained in the Wells Fargo Bank credit facility are reasonable and management expects to be able to meet those covenants based on its operating plan for 2009. If the Company is not able to perform in accordance with its operating plan for 2009 and fails to maintain compliance with its debt covenants, Wells Fargo Bank would be entitled to exercise its remedies under this credit facility which include declaring all outstanding obligations due and payable, and disposing of the collateral if obligations are not paid. As of October 3, 2009, the Company was in compliance with the debt covenants on the credit facility.

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

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 3, 2009. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

During the past several quarters, macro-economic issues involving the broader financial markets, including the housing and credit system and general liquidity issues in the securities markets, have negatively impacted the economy and have and may in the future negatively affect our growth. In addition, weak economic conditions and declines in consumer spending and consumption may harm our operating results. Purchases of our products are often discretionary. In the current economic climate, customers or potential customers are delaying, reducing or foregoing their purchases of our products and services, which has impacted and could in the future impact, our business in a number of ways, including lower prices for our products and services and reduced or delayed sales. There could be a number of follow-on effects from the current financial crisis on our business, including insolvency of key suppliers resulting in product delays, delays in customer payments of outstanding accounts receivable and/or customer insolvencies, counterparty failures negatively impacting our operations, and increased expense or inability to obtain future financing.

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

Our Operating Results May be Adversely Affected by Uncertainty Regarding Healthcare Reform Measures and Changes in Third Party Coverage and Reimbursement Policies.

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

We Depend on International Sales for a Significant Portion of Our Operating Results.

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the quarter ended October 3, 2009, our international sales were $4.0 million or 38.4% of total sales. We anticipate that international sales will continue to account for a significant portion of our revenues, particularly ophthalmology, in the foreseeable future. None of our international revenues and costs has been denominated in foreign currencies, other than sales made by our French subsidiary. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. The factors stated above could have a material adverse effect on our business, financial condition or results of operations. Our international operations and sales are subject to a number of other risks and potential costs, including:

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

In order to complete the Laserscope acquisition, we entered into financing arrangements and used the majority of our liquid resources. Prior to the acquisition, we had no debt outstanding but now we have $3.5 million outstanding against our current line of credit. The increased levels of debt and obligations may, among other things:

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

Management is of the opinion that the Company’s current cash and cash equivalents together with its credit facility provides sufficient liquidity to operate for the next 12 months, that the covenants contained in the Company’s credit facility with Wells Fargo Bank are reasonable and management expects to be able to meet these covenants. However if the Company is not able to perform as projected in its operating plan and becomes out of compliance with its debt covenants, Wells Fargo Bank would be entitled to exercise its remedies under the credit facility which include declaring all outstanding obligations thereunder due. For example, in August 2008 the Company was not in compliance with the debt service covenant contained in the credit facility with Wells Fargo Bank however the Company subsequently obtained a waiver from the bank. The Company was in compliance with the covenants at October 3, 2009.

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

Our expense levels are based, in part, on expected future sales. If sales levels in a particular quarter do not meet expectations, we may be unable to adjust operating expenses quickly enough to compensate for the shortfall of sales, and our results of operations may be adversely affected. We encountered this adverse effect on our operating results during our recent history starting with the quarter ended March 31, 2007 through the quarter ended January 3, 2009. In addition, we have historically made a significant portion of each quarter’s product shipments near the end of the quarter. If that pattern continues, any delays in shipment of products could have a material adverse effect on results of operations for such quarter. Due to these and other factors, we believe that quarter to quarter and year to year comparisons of our past operating results may not be meaningful. You should not rely on our results for any quarter or year as an indication of our future performance. Our operating results in future quarters and years may be below expectations, which would likely cause the price of our common stock to fall.

Our Stock Price Has Been and May Continue to be Volatile and an Investment in Our Common Stock Could Suffer a Decline in Value.

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. In addition, the trading price of our common stock has been significantly adversely affected by our recent operating performance and by liquidity issues. For the quarter ended October 3, 2009, the trading price of our common stock fluctuated from a high of $2.48 per share to a low of $1.85 per share. There can be no assurance our common stock trading price will not suffer additional declines. From time to time, we meet with investors and potential investors. In addition, we receive attention from securities analysts and present at some analyst meetings. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes. These broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Exhibit Title

10.1	Form of Stand-alone stock option agreement (incorporated herein by reference to Exhibit 99.(d)(5) filed on July 30, 2009).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

IRIDEX Corporation (Registrant)

Date: November 12, 2009	By:	/s/ THEODORE A. BOUTACOFF
		Name:	Theodore A. Boutacoff
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Exhibit Index

Exhibit No.	Exhibit Title

10.1	Form of Stand-alone stock option agreement (incorporated herein by reference to Exhibit 99.(d)(5) filed on July 30, 2009).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.