Form 10-K
period 2010-01-02
IRIDEX CORP
filed 2010-03-31
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended January 2, 2010

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,”, and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐             Accelerated filer  ☐             Non-accelerated filer  ☐             Smaller reporting company  ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting common equity held by non-affiliates of the Registrant was approximately $8,684,467, as of July 2, 2009 the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price reported for such date on the NASDAQ Global Market. The registrant did not have any non-voting common equity outstanding. For purposes of this disclosure, shares of common stock held by each executive officer and director and by each holder of 5% or more of the outstanding shares of common stock have been excluded from this calculation, because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 17, 2010, Registrant had 8,850,235 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the Proxy Statement for the Registrant’s 2010 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

General

IRIDEX Corporation is a leading worldwide provider of therapeutic based laser systems and delivery devices used to treat eye diseases in ophthalmology and skin conditions in dermatology (also referred to as aesthetics). Our products are sold in the United States predominantly through a direct sales force and internationally through approximately 100 independent distributors into 107 countries. Total revenues in 2009, 2008 and 2007 were $43.2 million, $48.5 million and $55.5 million, respectively. In 2009, we generated net income of $2.6 million, whereas we incurred net losses of $7.4 million and $22.3 million in 2008 and 2007, respectively. The net losses for 2008 and 2007 included impairment charges for the write down of Goodwill and Intangible assets of $5.4 million and $14.7 million, respectively.

Our ophthalmology products consist of laser systems, delivery devices and laser probes and are used in the treatment of serious eye diseases, including the three leading causes of irreversible blindness: diabetic retinopathy, glaucoma and age-related macular degeneration (AMD). In addition, our ophthalmology products are often used in vitrectomy procedures (proliferative diabetic retinopathy, macular holes, retinal tears and detachments) which are generally performed in the operating room and require a consumable single use intraocular laser probe (EndoProbe) to deliver the light to the back of the eye. Therefore our ophthalmology business includes (i) a recurring revenue component, which consists of the sales of the consumable, single use EndoProbe devices, combined with the repair, servicing and extended service contract protection for our laser systems and (ii) a capital component, which consists of the laser systems combined with durable delivery devices. Our laser systems consist of the OcuLight product family which includes the OcuLight TX, the OcuLight Symphony (Laser Delivery System), OcuLight SL, OcuLight SLx, OcuLight GL, and OcuLight GLx laser photocoagulation systems, and the IQ 810 and IQ 577 laser systems. Our ophthalmology products contributed $31.0 million, $32.4 million and $32.3 million to our total revenues in 2009, 2008 and 2007, respectively.

Our aesthetics products consist of laser systems and handpieces that focus on the treatment of pigmented and vascular lesions, skin rejuvenation, skin tightening, hair reduction, leg veins, and acne. The aesthetics products include the VariLite, DioLite XP, Gemini, Aura-i, Lyra-I, and Venus-i Laser Systems. Our aesthetics products are primarily used in a dermatologist’s or plastic surgeon’s office and contributed $12.2 million, $16.1 million and $23.2 million to our total revenues in 2009, 2008 and 2007, respectively.

The IRIDEX ophthalmic and VariLite and DioLite XP laser systems consist of small, portable laser consoles and delivery devices. While dermatologists almost always use our laser systems in their offices or clinics, ophthalmologists and plastic surgeons typically use our laser systems in hospital operating rooms (OR) and ambulatory surgical centers (ASC), as well as their offices and clinics. In the OR and ASC, ophthalmologists use our laser systems with either an indirect laser ophthalmoscope or a consumable, single use EndoProbe. Since our first shipment in 1990, more than 10,000 medical laser systems manufactured by IRIDEX, for both ophthalmology and dermatology, have been sold worldwide.

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

The IRIDEX Strategy

We are one of the worldwide leaders in developing, manufacturing, marketing, selling and servicing innovative medical laser systems and associated instrumentation. At the beginning of 2008 we set out a three stage plan: (a) to return to positive cash flows; (b) drive for profitability; and (c) position ourselves for growth. In 2008 we made significant strides in paying off our obligations and in 2009 we were cash flow positive. In 2009 we became profitable. In 2010 we will focus on growth.

Key elements to our growth strategy are:

1.	Leverage existing sales channels to drive more recurring revenues by adding additional consumable devices for our current ophthalmology market.

2.	Introduce new complementary laser systems and durable delivery devices which either encourage replacement of the existing installed base, or expand the installed base by identifying new procedures or capabilities. We intend to continue our investment in research and development to improve the performance of our systems by developing innovative technologies which can address the customer needs.

3.	These actions will consist of organic initiatives supplemented by acquisitions.

See Item 1A. Risk Factors—Factors That May Affect Future Results—“Efforts to acquire additional companies or product lines may divert our managerial resources away from our business operations, and if we complete additional acquisitions, we may incur or assume additional liabilities or experience integration problems.” and “Our Future Success Depends on Our Ability to Develop and Successfully Introduce New Products and New Applications.”

Ophthalmic Products

We utilize a systems approach to product design. Each system includes a console, which generates the laser energy, and a number of interchangeable peripheral delivery devices for use in specific clinical applications. This approach allows our customers to purchase a basic console system and add additional delivery devices as their needs expand or as new applications develop. We believe that this systems approach is a distinguishing characteristic and also brings economies-of-scale to our product development and manufacturing efforts because individual applications do not require the design and manufacture of complete stand-alone products. Our primary equipment products range in price from $2,000 to $50,000, and consist of laser consoles and specialized durable delivery devices. Our line of consumable products has list prices of between $150 and $200 to end customers.

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

Visible (Yellow) Photocoagulator Console. In 2009 we introduced the industry’s first solid state 577nm (yellow) photocoagulator—the IQ 577. This product utilizes state of the art user interface technology and delivers a 577 wavelength which is at the peak of oxyhemoglobin absorption which allows ophthalmologists to obtain optimal results with lower power (more tissue sparing) compared with green wavelengths. The IQ 577 console weighs 18 pounds, has dimensions of 7.5”H x 12”W x 14”D, draws a maximum of 250 Watts of wall power, requires no water cooling, and has a remote control and wireless footswitch.

Multi-wavelength Laser System Configurations. When used in conjunction with specific IRIDEX laser consoles, our Symphony slit lamp adapters can deliver multiple laser wavelengths from a single slit lamp installation. It combines the clinical versatility and convenience of multiple wavelength delivery into one delivery device for retinal and glaucoma procedures. Currently, our compatible consoles are the OcuLight GLx and the OcuLight Tx green laser consoles and the OcuLight SLx and the IQ 810 infrared laser consoles. We intend to add the IQ 577 in 2010.

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

Our research and development (R&D) activities are performed by a current team of 17 engineers, scientists and regulatory professionals with experience in various aspects of medical products, laser systems, delivery devices and clinical techniques with a focus to introduce innovative products which satisfy the unmet and emerging needs of our customers. The core competencies of the team include: mechanical engineering, electrical engineering, optics, lasers, fiber optics, software, firmware and delivery devices. The research and development process integrates all the necessary disciplines of the Company from product inception through customer acceptance. This process facilitates reliable new product innovations and a consistent pipeline of innovative products for our customers.

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

We believe that it is important to make a substantial contribution to improving clinical outcomes. For instance we have made substantial investments in researching and improving the treatment of serious eye diseases such as age-related macular degeneration, diabetic retinopathy and glaucoma. The objectives of developing new treatments and applications are to expand the potential patient population, to more effectively treat diseases, to treat patients earlier in the treatment regimen and to reduce the side effects of treatment. We spent $3.6 million on research and development in 2009, $4.0 million in 2008 and $5.8 million in 2007.

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

Our products are currently sold to ophthalmologists—particularly those specializing in retina, glaucoma and pediatrics— dermatologists and plastic surgeons. Other customers include research and teaching hospitals, government installations, surgical centers and hospitals. No single customer or distributor accounted for 10% or more of total sales in fiscal years 2009, 2008 or 2007.

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

Sales and Marketing

We sell and market our products in the United States predominantly through our direct sales force. Our direct sales force is separated into two separate divisions, one for ophthalmology and one for aesthetics. In total we had a direct sales force of 15 employees who were engaged in sales efforts within the United States as of January 2, 2010. Our sales and marketing organization is based at our corporate headquarters in Mountain View, California with area sales managers located throughout the United States.

We sell and market our products internationally through approximately 100 independent distributors into over 107 countries. International sales represented 42.1%, 44.4% and 46.1% of our sales in 2009, 2008 and 2007, respectively. We believe that our international sales will continue to represent a significant portion of our revenues for the foreseeable future. As a result of the Laserscope acquisition we acquired two wholly owned subsidiaries, one located in the UK and the other in France. Our subsidiaries are responsible for selling, marketing and servicing our aesthetics products in their local geography. In June 2008, we transitioned the responsibility for the sales and service of our aesthetics products in the UK to an independent distributor. Our other international sales are made principally to customers in Europe, Asia, the Pacific Rim, the Middle East and Latin America. Our indirect international sales are administered through our corporate headquarters in Mountain View, California. Our distribution agreements with our international distributors are generally exclusive and typically can be terminated by either party without cause with 90 days notice. International sales may be adversely affected by the imposition of governmental controls, currency fluctuations, restrictions on export technology, political instability, trade restrictions, changes in tariffs and the economic condition in each country in which we sell our products. See Item 1A. Risk Factors—Factors That May Affect Future Results—“We Depend on International Sales for a Significant Portion of Our Operating Results.”

To support our sales process we conduct marketing programs which include: clinical education, direct mail, trade shows, public relations, market research, and advertising in trade and academic journals and newsletters. We participate in over 100 trade shows worldwide on an annual basis. These meetings allow us to present our products to existing and prospective buyers.

Through marketing, we collaborate with our customers to identify new products and applications which help meet their unmet needs , which in turn: provides us with new product concepts, enhances our ability to identify new applications for our products and validates new procedures using our products. Customers include key opinion leaders who are often the heads of the departments in which they work or professors at universities. We believe that these luminaries in the field of ophthalmology and dermatology are key to the successful introduction of new products and the subsequent acceptance of these new products by the general market. Acceptance of our products by these early adopters is key to our strategy in the validation and commercialization of our new products.

Operations

The manufacture of our infrared and visible light photocoagulators and the related delivery devices is a highly complex and precise process. Completed systems must pass quality control and reliability tests before shipment. Our manufacturing activities consist of specifying, sourcing, assembling and testing of components and certain subassemblies for assembly into our final product. As of January 2, 2010, we had a total of 51 employees engaged in manufacturing activities.

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

In aesthetics our principal competitors are Cutera, Syneron, Palomar Technologies, Inc., Sciton, Lumenis Ltd. and Cynosure.

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

Patents and Proprietary Rights

Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued sixteen United States patents and five foreign patents on the technologies related to our products and processes, which have expiration dates ranging from 2010 to 2023. We have approximately six pending patent applications in the United States and five foreign pending patent applications that have been filed. Our patent applications may not be approved.

Along with the acquisition of the AMS/Laserscope aesthetic products, we acquired a royalty-free license to eleven of the AMS/Laserscope patents. In addition, we acquired a license to a Palomar patent under which royalties are paid to Palomar based upon a percentage of sales of certain products acquired from AMS/Laserscope.

In addition to patents, we rely on trade secrets and proprietary know-how which we seek to protect, in part, through proprietary information agreements with employees, consultants and other parties. Our proprietary information agreements with our employees and consultants contain provisions requiring such individuals to assign to us, without additional consideration, any inventions conceived or reduced to practice by them while employed or retained by us, subject to customary exceptions—See Item 1A.Risk Factors—Factors That May Affect Future Results—“We Rely on Patents and Proprietary Rights to Protect our Intellectual Property and Business.”

Government Regulation

The medical devices to be marketed and manufactured by us are subject to extensive regulation by numerous governmental authorities, including federal, state, and foreign governmental agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations promulgated thereunder (the “FDA Act”), the FDA serves as the principal federal agency within the United States with authority over medical devices and regulates the research, clinical testing, manufacture, labeling, distribution, sale, marketing and promotion of such devices. Noncompliance with applicable requirements can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizures of products, total or partial suspension of production, failure of the government to grant pre-market clearance or approval for devices, withdrawal of marketing approvals, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any medical device manufactured or distributed by us.

In the United States, medical devices are classified into one of three classes (Class I, II or III). The class to which the device is assigned determines, among other things, the type of pre-marketing submission/application required for FDA clearance to market. If the device is classified as Class I or II, and if it is not exempt, a 510(k) pre-market notification will be required for marketing Under FDA regulations, Class I devices are subject to general controls (for example, labeling, pre-market notification and adherence to Quality System Regulations (“QSRs”) requirements). Class II devices receive marketing clearance through a 510(k) pre-market notification. For Class III devices, a pre-market approval (PMA) application will be required unless your device is a pre-amendments device (on the market prior to the passage of the medical device amendments in 1976, or substantially equivalent to such a device) and PMAs have not been called for. In that case, a 510(k) will be the route to market. A 510(k) clearance will be granted if the submitted information establishes that the proposed device is “substantially equivalent” to a legally marketed Class I or II medical device, or to a Class III medical device for which the FDA has not called for a PMA. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional information or data are needed before a substantial equivalence determination can be made. A request for additional data may require that clinical studies of the device’s safety and efficacy be performed.

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

We have obtained 510(k) clearance for all of our marketed products. We have also modified aspects of our products since receiving regulatory clearance, but we believe that new 510(k) clearances are not required for these modifications. After a device receives 510(k) clearance or a PMA, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new clearance or approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with our determination not to seek a new 510(k) clearance or PMA, the FDA may retroactively require us to seek 510(k) clearance or pre-market approval. The FDA could also require us to cease marketing and distribution and/or recall the modified device until 510(k) clearance or PMA approval is obtained. Also, in these circumstances, we may be subject to significant regulating fines or penalties.

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

Exports of our products are regulated by the FDA and are covered by the Export Amendment of 1996, which greatly expanded the export of approved and unapproved United States medical devices. However, some foreign countries require manufacturers to provide an FDA certificate for products for export (CPE) which requires the device manufacturer to certify to the FDA that the product has been granted pre-market clearance in the United States and that the manufacturing facilities appeared to be in compliance with QSR at the time of the last QSR inspection. The FDA will refuse to issue a CPE if significant outstanding QSR violations exist.

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

Employees

At January 2, 2010 we had a total of 150 full-time employees (144 in the U.S. and 6 in France), including in the US: 81 in operations and service, 31 in sales and marketing, 17 in research and development and 15 in finance and administration. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. At January 2, 2010, we employed 16 such persons. Our future success will depend in part on our ability to attract, train, retain and motivate highly qualified employees, who are in great demand. We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization, and we have never experienced a work stoppage or strike. We consider our employee relations to be good.

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

During the past several quarters, macro-economic issues involving the broader financial markets, including the housing and credit system and general liquidity issues in the securities markets, have negatively impacted the economy and have and may in the future negatively affect our growth. In addition, weak economic conditions and declines in consumer spending and consumption may harm our operating results. Purchases of our products are often discretionary. In the current economic climate, customers or potential customers may delay, reduce or forego their purchases of our products and services, which has impacted and could in the future impact, our business in a number of ways, including lower prices for our products and services and reduced or delayed sales. There could be a number of follow-on effects from the current financial crisis on our business, including insolvency of key suppliers resulting in product delays, delays in customer payments of outstanding accounts receivable and/or customer insolvencies, counterparty failures negatively impacting our operations, and increased expense or inability to obtain future financing.

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

In addition, we derive a meaningful portion of our sales from recurring revenues including consumable EndoProbe devices and service. Our ability to increase recurring revenues from the sale of consumable EndoProbe devices will depend primarily upon the features of our current products and product innovation, the quality of our products, ease of use and prices of our products, including the relationship to prices of competing delivery devices. The level of our service revenues will depend on the quality of service we provide and the responsiveness and the willingness of our customers to request our services rather than purchase competing products or services. Any significant decline in market acceptance of our products or our revenues derived from the sales of laser consoles, delivery devices, consumables or services may have a material adverse effect on our business, results of operations and financial condition.

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

We Depend on International Sales for a Significant Portion of Our Operating Results.

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the fiscal year ended January 2, 2010, our international sales were $18.2 million or 42.1% of total sales. We anticipate that international sales will continue to account for a significant portion of our revenues, particularly ophthalmology, in the foreseeable future. None of our international revenues and costs has been denominated in foreign currencies, other than sales made by our French subsidiary. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. The factors stated above could have a material adverse effect on our business, financial condition or results of operations. Our international operations and sales are subject to a number of other risks and potential costs, including:

•	impact of recessions in global economies and availability of credit;

•	fluctuations in foreign currency exchange rates;

•	performance of our international channel of distributors;

•	longer accounts receivable collection periods;

•	differing local product preferences and product requirements;

•	cultural differences;

•	changes in foreign medical reimbursement and coverage policies and programs;

•	political and economic instability;

•	difficulty in staffing and managing foreign operations;

•	foreign certification requirements, including continued ability to use the “CE” mark in Europe, and other local regulatory requirements;

•	reduced or limited protections of intellectual property rights in jurisdictions outside the United States;

•	potentially adverse tax consequences; and

•	multiple protectionist, adverse and changing foreign governmental laws and regulations.

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

We Face Strong Competition in Our Markets and Expect the Level of Competition to Grow in the Foreseeable Future.

Competition in the market for devices used for ophthalmic and aesthetics treatment procedures is intense and is expected to increase. Our competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. Our principal competitors in ophthalmology are Alcon Inc., Carl Zeiss Meditec AG, Nidek Co. Ltd., Synergetics, Ellex Medical Lasers, Ltd. and Lumenis Ltd. Most of these companies currently offer a competitive, semiconductor-based laser system for ophthalmology. Also within ophthalmology, pharmaceutical alternative treatments for AMD such as Lucentis/Avastin (Genentech), and to a lesser extent Visudyne (Novartis) and Macugen (OSI Pharmaceuticals), compete rigorously with traditional laser procedures.

In aesthetics, our principal competitors are Cutera, Syneron, Palomar Technologies, Inc., Sciton, Lumenis Ltd. and Cynosure. These competitors have more sales representatives supporting broader product lines. Some competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do.

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

The global aesthetics market has seen a continued contraction and we have seen reduced demand for our products because most procedures performed using our aesthetics products are elective procedures not reimbursable through government or private health insurance, with the costs borne by the patient. The decision to purchase our aesthetics products may therefore be influenced by a number of factors, including:

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

Efforts to acquire additional companies or product lines may divert our managerial resources away from our business operations, and if we complete additional acquisitions, we may incur or assume additional liabilities or experience integration problems.

Since 1989, we have completed 4 acquisitions. Going forward, we may seek to acquire additional businesses or product lines for various reasons, including adding new products, adding new customers, increasing penetration with existing customers, adding new manufacturing capabilities or expanding into new geographic markets. Our ability to successfully grow through additional acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financings. These additional efforts could divert the attention of our management and key personnel from our business operations. If we complete additional acquisitions, we may also experience:

•	difficulties integrating any acquired products into our existing business;

•	delays in realizing the benefits of the acquired products;

•	diversion of our management’s time and attention from other business concerns; or

•	adverse customer reaction to the product acquisition.

Additional acquisitions could materially impair our operating results by causing us to incur debt and acquisition expenses or requiring us to amortize acquired assets.

Our current and or future levels of indebtness may limit our ability to operate our business, finance acquisitions and pursue business strategies.

As of January 2, 2010, our cash balance was $9.4 million, the amount outstanding under our bank line of credit was $3.5 million and we have repaid our bank debt during the first quarter of fiscal year 2010. If we are unable to maintain positive cash flows we may need to incur additional debt to sustain our operations. In addition it is our goal to seek growth through investments in internal programs and acquisitions both of which may result in us increasing our debt levels. Increased levels of debt and obligations may, among other things:

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

Our ability to service any future indebtedness will depend on our future performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Some of these factors are beyond our control. In addition credit markets remain very fragile. We cannot assure you that financing or refinancing will be available on a timely basis or on satisfactory terms, if at all. To the extent we incur additional indebtedness or other obligations in the future, the risks associated with our indebtedness described above, including our possible inability to service our debt, would increase.

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

Our ability to sell our products and generate revenues depends upon our direct sales force within the United States and relationships with independent distributors outside the United States. Currently our direct sales force consists of 14 employees and we maintain relationships with approximately 100 independent distributors internationally selling our products into 107 countries. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are entirely dependent on the efforts of these third parties. If any distributor breaches terms of its distribution agreement or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory would be adversely affected.

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

If We Lose Key Personnel or Fail to Integrate Replacement Personnel Successfully, Our Ability to Manage Our Business Could Be Impaired.

Our future success depends upon the continued service of our key management, technical, sales, and other critical personnel. Our officers and other key personnel are employees-at-will, and we cannot assure you that we will be able to retain them. Key personnel have left our Company in the past, and there likely will be additional departures of key personnel from time to time in the future. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of Company initiatives, and the results of our operations. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain highly qualified personnel. Competition for qualified personnel in our industry and the San Francisco Bay Area, as well as other geographic markets in which we recruit, is intense and characterized by increasing salaries, which may increase our operating expenses or hinder our ability to recruit qualified candidates. In addition, the integration of replacement personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful.

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

Our Stock Price Has Been and May Continue to be Volatile and an Investment in Our Common Stock Could Suffer a Decline in Value.

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. In addition, the trading price of our common stock has been significantly adversely affected by our recent operating performance and by liquidity issues. In the fiscal year ended January 2, 2010, the trading price of our common stock fluctuated from a low of $0.55 per share to a high of $3.40 per share. There can be no assurance our common stock trading price will not suffer declines. From time to time, we meet with investors and potential investors. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes. These broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

We are subject to a number of requirements, including the reporting requirements of the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting and that management perform an assessment of internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, our management’s attention might be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, and operating results. In addition, we might need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and we might not be able to do so in a timely fashion.

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

We lease 37,000 square feet of space in Mountain View, California. This facility is being substantially utilized for all of our manufacturing, research and development efforts and also serves as our corporate headquarters. This facility is utilized for both our ophthalmology medical device segment and our dermatology medical device segment. We also lease 1,722 square feet facility in Lisses, France that is used for sales, service and support. On December 14, 2009, we terminated our lease at Cwmbran, South Wales.

Management believes that these facilities are adequate for our current needs and that suitable additional space or an alternative space would be available as needed in the future on commercially reasonable terms.

Item 3.	Legal Proceedings

None

Item 4.	Reserved

(Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information for Common Equity

Our common stock is currently and has been quoted on the NASDAQ Global Market under the symbol “IRIX” and has been since our initial public offering on February 15, 1996. The following table sets forth for the periods indicated the high and low sales prices for our common stock, as reported on the NASDAQ Global Market.

	High	Low
Fiscal 2009
Fourth Quarter	$3.40	$2.05
Third Quarter	$2.42	$1.86
Second Quarter	$2.55	$1.15
First Quarter	$1.34	$0.55
Fiscal 2008
Fourth Quarter	$3.58	$0.82
Third Quarter	$4.29	$1.85
Second Quarter	$2.68	$1.49
First Quarter	$4.15	$1.60

On March 17, 2010 the closing price on the NASDAQ Global Market for our common stock was $4.13 per share. As of March 17, 2010, there were approximately 63 holders of record (not in street name) of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of our stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future. In addition, the payment of cash dividends to our stockholders is currently prohibited by our credit facility. See Note 8 of Notes to Consolidated Financial Statements.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our ophthalmology revenues arise primarily from the sale of our OcuLight and IQ laser systems, consumables and revenues from service and support activities. Our current family of OcuLight systems includes the OcuLight TX, the OcuLight Symphony (Laser Delivery System), OcuLight SL, OcuLight SLx, OcuLight GL and OcuLight GLx laser photocoagulation systems as well as the IQ 577 and IQ 810 laser system. We also produce the Millennium Endolase module which is sold exclusively to Bausch & Lomb and incorporated into their Millennium Microsurgical System.

Our aesthetics revenues arise primarily from the sales our aesthetics systems and service contracts. Our current family of systems includes the VariLite, DioLite, Gemini, Venus-i, Lyra-i and Aura-i Laser Systems.

Sales to international distributors are made on open credit terms or letters of credit and are currently denominated in United States dollars and accordingly, are not subject to risks associated with currency fluctuations. Sales of aesthetics products to end customers from our French subsidiary are denominated in Euros.

Cost of revenues consists primarily of the cost of purchasing components and sub-systems, assembling, packaging, shipping and testing components at our facility, direct labor and associated overhead, service and US field service costs and for 2007 and 2008, amortization of intangible assets.

Research and development expenses consist primarily of personnel costs, materials to support new product development and research support provided to clinicians at medical institutions developing new applications which utilize our products and regulatory expenses. Research and development costs have been expensed as incurred.

Sales and marketing expenses consist primarily of costs of personnel, sales commissions, travel expenses, advertising and promotional expenses.

General and administrative expenses consist primarily of costs of personnel, legal, accounting and other public company costs, insurance and other expenses not allocated to other departments.

Results of Operations—2009, 2008 and 2007

Our fiscal year always ends on the Saturday closest to December 31. Fiscal 2009 ended on January 2, 2010, fiscal 2008 ended on January 3, 2009, and fiscal 2007 ended on December 29, 2007. Consequently, fiscal years 2009 and 2007 included 52 weeks of operations while fiscal year 2008 included 53 weeks of operations.

The following table sets forth certain operating data as a percentage of revenue for the periods included.

	Percentage of Revenue Years Ended
	Jan 2, 2010	Jan 3, 2009	Dec 29, 2007
Revenues:
Product revenues	79.0%	79.3%	81.9%
Service revenues	21.0	20.7	18.1

Total revenues	100.0	100.0	100.0
Cost of revenues	53.1	59.4	56.3

Gross margin	46.9	40.6	43.7
Operating expenses:
Research and development	8.4	8.2	10.4
Sales and marketing	21.4	22.7	32.6
General and administrative	11.3	14.1	17.6
Impairment of goodwill and intangible assets	0.0	11.1	26.5

Total operating expense	41.1	56.1	87.1

Income (loss) from operations	5.8	(15.5)	(43.4)
Legal settlement	1.8	1.6	4.5
Interest and other expense, net	(0.5)	(1.0)	(1.2)

Other income, net	1.3	0.6	3.3

Income (loss) before provision for income taxes	7.1	(14.9)	(40.1)
Provision for income taxes	1.1	0.3	(0.0)

Net income (loss)	6.0%	(15.2)%	(40.1)%

Comparison of 2009 and 2008

Revenues.

Total revenues for 2009 were $43.2 million compared with $48.5 million in 2008, a decrease of $5.3 million or 11.0%. The decrease in total revenues is primarily due to the global economic environment that has resulted in reduced capital spending in the healthcare industry. The impact has been felt more acutely in our aesthetics business which is largely driven by discretionary spending. We did see an impact on our domestic ophthalmology business on the capital side at the beginning of the year as our customers became very cautious with capital spending although there were signs of a recovery towards the end of the year, and we believe that the number of domestic ophthalmology procedures that use our consumable probe fell during the year. Our international ophthalmology business saw growth as the international markets have been faster to recover from the recession and the weak dollar has provided assistance.

Ophthalmology revenues in total decreased $1.4 million or 4.2%, from $32.4 million in 2008 to $31.0 million in 2009. Domestic ophthalmology systems decreased $0.8 million or 13.2%, from $6.0 million to $5.2 million. Ophthalmology recurring revenues consisting of consumables and service decreased $0.5 million or 2.9%, from $17.1 million to $16.6 million. International ophthalmology systems increased $0.4 million or 6.2%, from $7.4 million to $7.8 million. OEM revenues decreased $0.5 million or 27.1%, from $1.9 million to $1.4 million. Our OEM revenue is generated from a long standing relationship and demand for the end user products is decreasing.

Aesthetics revenues in total decreased $3.9 million or 24.5%, from $16.1 million in 2008 to $12.2 million in 2009. Service revenues decreased $1.2 million or 16.9%, from $7.1 million to $5.9 million. Domestic aesthetics system revenues increased $0.3 million or 13.4%, from $2.2 million to $2.5 million. International aesthetics system revenues decreased $3.0 million or 44.7%, from $6.8 million to $3.8 million.

Gross Profit.

Gross profit increased $0.6 million from $19.7 million in 2008 to $20.3 million in 2009. The increase in gross profit is primarily attributable to an improvement in gross margins (from 40.6% to 46.9%) because we are no longer suffering the negative impacts to cost of revenues associated with the amortization of intangible assets, partially offset by a decrease in revenues.

Research and Development.

Research and development (R&D) expenses decreased $0.4 million or 10.0%, from $4.0 million in 2008 to $3.6 million in 2009. The decrease is primarily attributable to a reduction in material costs consumed in engineering development projects, offset in part by an increase in salary and employee benefits associated with a headcount increase.

Sales and Marketing.

Sales and marketing expenses decreased $1.7 million or 15.7%, from $11.0 million in 2008 to $9.3 million in 2009. The decrease is primarily attributable to decreased headcount associated with headcount reductions, decreased amortization expenses for intangible assets, and reductions in advertising and promotion, business travel, and lower commission expenses resulting from lower sales. In addition, at the end of June 2008, we transferred our operating activities in the UK to a third party distributor, which contributed to the decrease in sales and marketing spending subsequent to the transfer.

General and Administrative.

General and administrative expenses decreased $1.9 million or 28.8%, from $6.8 million in 2008 to $4.9 million in 2009. The decrease is primarily attributable to decreases in audit, accounting, tax and legal fees, and temporary help and consulting. In addition, at the end of June 2008, we transferred our operating activities in the UK to a third party distributor, which contributed to the decrease in general and administrative spending subsequent to the transfer.

Legal Settlement and Interest and Other Expense, net.

Income from the settlement with Synergetics of legal claims related to patents infringement amounted to $0.8 million for both periods. The Company anticipates receiving an additional $2.4 million in other income from the settlement, to be paid to the Company in three annual installments of $0.8 million on each April 16th until 2012. Interest and other expense, net consisting primarily of interest expense on bank debt, were $0.2 million and $0.5 million for 2009 and 2008, respectively.

Income Taxes.

We recorded a provision for income taxes of $496 thousand and an effective tax rate of 16% for the year ended January 2, 2010 compared to a provision for income taxes of $127 thousand for the year ended January 3, 2009. The increase in the provision for income taxes was primarily attributable to the increase in taxable income in the U.S.

Comparison of 2008 and 2007

Revenues.

Total revenues in 2008 were $48.5 million as compared with $55.5 million in 2007, a decrease of $7.0 million or 12.6%. The decrease was directly attributable to the decrease in aesthetics revenues. The decline was primarily due to the global economic environment which significantly affected demand for aesthetic products during fiscal 2008.

Ophthalmology revenues in total remained constant. Ophthalmology recurring revenues consisting of consumables and service increased $1.3 million, or 8.4%, from $15.7 million in 2007 to $17.0 million in 2008. Domestic ophthalmology systems decreased $0.3 million, or 4.8%, from $6.3 to $6.0 million. International ophthalmology systems decreased $1.3 million, or 14.9%, from $8.7 million to $7.4 million. OEM revenues increased $0.3 million or 20.3% from $1.6 million to $1.9 million.

Aesthetics revenues in total decreased $7.1 million or 30.4%, from $23.2 million in 2007 to $16.1 million in 2008. Service revenues increased $0.1 million or 2.6%, from $7.0 million to $7.1 million. International aesthetics system revenues decreased $3.4 million or 33.4%, from $10.2 million to $6.8 million, domestic aesthetics system revenues decreased $3.8 million or 63.6%, from $6.0 million to $2.2 million.

Gross Profit.

Gross profit decreased $4.6 million from $24.3 million in 2007 to $19.7 million in 2008. The decrease in gross profit was attributable to the overall reduction in revenues as mentioned above and a reduction in the gross margin obtained on revenues.

Gross margin represented 40.6% in 2008 compared with 43.7% of revenues in 2007. Gross margins were negatively impacted by: amortization of intangible assets, 3.8%; expensing of previously capitalized manufacturing overhead costs associated with applying overhead burden to closing inventory, as a consequence of reducing inventory levels during 2008, 2.5%; and increases in inventory reserves, primarily relating to aesthetics inventory, 2.0%. The aggregate impact of these items reduced gross margins by 8.3%.

Research and Development.

Research and development (R&D) expenses decreased $1.8 million or 30.6%, from $5.8 million in 2007 to $4.0 million in 2008. The decrease was primarily attributable to decreases in salary, benefits, consulting and temporary help and related costs including stock compensation charges of $1.2 million and a reduction of material costs consumed in engineering development projects of $0.3 million as a result of reduced headcount, mostly management and our focus on cost control.

Sales and Marketing.

Sales and marketing expenses decreased $7.0 million or 39.2%, from $18.0 million in 2007 to $11.0 million in 2008. The decrease in spending, in general, was a result of the Company’s objective to return the Company to operating stability by carefully managing expenses. The decrease in spending was primarily attributable to decreases in salary, benefits, consulting and temporary help and related costs including stock compensation and travel expenses of $2.9 million as a result of a reduction in headcount. Commissions decreased $0.6 million as a result of reduced revenues and marketing expenses decreased $1.8 million. In addition, as a result of transferring the responsibility for sales and service in the UK to an independent distributor, sales and marketing expenses decreased $0.9 million.

General and Administrative.

General and administrative expenses decreased $3.0 million or 30.4% from $9.8 million in 2007 to $6.8 million in 2008. The decrease in spending was primarily in legal fees, as a result of a settlement of litigation in 2007, which decreased $1.5 million and to decreases in consulting and temporary help and stock compensation of $1.2 million. In addition, as a result of transferring the responsibility for sales and service in the UK to an independent distributor, general and administrative expenses decreased $0.3 million.

Impairment of Goodwill and Intangible Assets.

In December 2008, in accordance with Impairment or Disposal of Long-Lived Assets Section of the Accounting Standards Codification (“ASC”) Subtopic 360-10, the Company performed its annual impairment test. Based on operating results for 2008 and the outlook for the aesthetics business for 2009 and beyond, management determined there was an impairment loss to goodwill of $3.2 million and goodwill was reduced from $3.2 million to $0. In addition the operating results for 2008 and the outlook for the aesthetics business for 2009 indicated that the carrying amount of the intangible assets may not be recoverable from future undiscounted cash flows. As a result, management tested the intangible assets to determine recoverability and consequently, in December 2008, a write down to the gross carrying value of intangible assets of $2.1 million was recorded reducing the gross carrying value from $8.6 million to $6.5 million. The net carrying value of all intangible assets as of January 3, 2009 was $1.5 million.

A similar review was conducted at the end of fiscal 2007. The consequence was to write down goodwill by $6.9 million from $10.1 million to $3.2 million and write down the gross carrying value of the intangible assets by $7.8 million from $16.4 million to $8.6 million in fiscal 2007.

Legal Settlement and Interest and Other Expense, net.

Income from the settlement with Synergetics of legal claims related to patents infringement amounted to $0.8 million and $2.5 million for 2008 and 2007, respectively. Interest and other expense, net of $0.5 million was primarily interest expense on bank debt.

Income Taxes.

We recorded a provision for income taxes of $127 thousand and an effective tax rate of 2% for the year ended January 3, 2009 compared to a provision for income taxes of $13 thousand for the year ended December 29, 2007. The increase in the provision for income taxes was primarily attributable to the increase in taxable income in the U.S.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of January 2, 2010, we had cash and cash equivalents of $9.4 million and working capital of $13.2 million compared with cash and cash equivalents of $5.3 million and working capital of $9.2 million as of January 3, 2009.

Net cash provided by operating activities in 2009 was $6.8 million compared with $0.1 million being used in operating activities in 2008. In 2009, the net cash provided by operating activities resulted primarily from the net income generated during 2009 and a reduction in inventories. During 2008 we made repayments to AMS of $6.3 million including interest as a result of the settlement agreement reached in August of 2007. Excluding these payments cash from operations was positive $6.2 million. As of January 3, 2009 all amounts owed to AMS have been repaid.

The Company has an asset-based revolving line of credit facility with Wells Fargo Bank. The amount outstanding under the credit facility as of January 2, 2010 was $3.5 million. On March 25, 2010, the Company repaid in full all amounts outstanding under its loan agreement with Wells Fargo Bank and terminated the credit facility.

Management is of the opinion that the Company’s current cash and cash equivalents together with our ability to generate cash flows from operations provide sufficient liquidity to operate for the next 12 months.

Contractual Payment Obligations

Our contractual payment obligations that were fixed and determinable as of January 2, 2010 were as follows:

	Payments Due by Period
	Total	2010	2011	2012	2013	2014 and thereafter

Balance on revolving credit facility	$3,520	$3,520	$0	$0	$0	$0
Operating leases payments	$3,661	$666	$690	$696	$710	$899

Total contractual cash obligations	$7,181	$4,186	$690	$696	$710	$899

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, net sales and expenses, and the related disclosures. We base our estimates on historical experience, our knowledge of economic and market factors and various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies are affected by significant estimates, assumptions, and judgments used in the preparation of our consolidated financial statements.

Revenue Recognition.

Our revenues arise from the sale of laser consoles, delivery devices, consumables and service and support activities. Revenue from product sales is recognized upon receipt of a purchase order and product shipment provided that no significant obligations remain and collection of the receivables is reasonably assured. Shipments are generally made with Free-On-Board (FOB) shipping point terms, whereby title passes upon shipment from our dock. Any shipments with FOB receiving point terms are recorded as revenue when the shipment arrives at the receiving point. Cost is recognized as product sales revenue is recognized. The Company’s sales may include post-sales obligations for training or other deliverables. For revenue arrangements such as these, we recognize revenue in accordance with the Revenue Recognition, Multiple-Element Arrangements Section of Subtopic ASC 605-25. When the Company has objective and reliable evidence of fair value of the undelivered elements, it defers revenue attributable to the post-sale obligations and recognizes such revenue when the obligation is fulfilled. Otherwise, the Company defers all revenue related to the transaction until all elements are delivered. Revenue relating to extended warranty contracts is recognized on a straight line basis over the period of the applicable warranty contract. We recognize repair service revenue upon completion of the work.

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

Sales Returns Allowance and Allowance for Doubtful Accounts.

The Company estimates future product returns related to current period product revenue. We analyze historical returns, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowance. Significant management judgment and estimates must be made and used in connection with establishing the sales returns allowance in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. Our provision for sales returns is recorded net of the associated costs. The balance for the provision of sales returns, which is recorded to a deferred revenue account, was $207 thousand and $138 thousand as of January 2, 2010 and January 3, 2009, respectively.

Similarly management must make estimates regarding the uncollectability of accounts receivable. We are exposed to credit risk in the event of non-payment by customers to the extent of amounts recorded on the balance sheet. As of January 2, 2010, we had accounts receivable totaling $7.4 million, net of an allowance for doubtful accounts of $0.8 million. As sales levels increase the level of accounts receivable would likely also increase. In addition, in the event that customers were to delay their payments to us, the levels of accounts receivable would likely also increase. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on past payment history with the customer, analysis of the customer’s current financial condition, the aging of the accounts receivable balance, customer concentration and other known factors.

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

Income Taxes.

We account for income taxes in accordance with ASC 740, “Income Taxes”, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We evaluate annually the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. In 2009 and 2008, we have recorded a full valuation allowance for our deferred tax assets based on our past losses and uncertainty regarding our ability to project future taxable income. In future periods if we are able to generate income we may reduce or eliminate the valuation allowance.

Accounting for Uncertainty in Income Taxes.

In December 2006, the Company adopted Financial Accounting Standards Interpretation, or FIN No. 48 (“ASC 740-10-25”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (as codified in ASC topic 740, Income Taxes (“ASC 740-10”)). ASC 740-10-25 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. ASC 740-10-25 utilizes a two-step approach for evaluating uncertain tax positions. Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting ASC 740-10-25 on December 31, 2006 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date. As a result of the implementation of ASC 740-10-25, the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods. Upon adoption of ASC 740-10-25, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes did not change.

Accounting for Stock-Based Compensation.

We record compensation costs of share-based awards, options and purchases of our common stock pursuant to our employee stock purchase plan in accordance with ASC 718, “Stock Compensation” (formerly referred to as SFAS No. 123(R)).

Stock-based compensation expense recognized in the years ended January 2, 2010, January 3, 2009, and December 29, 2007, included stock-based compensation expense for share-based awards granted subsequent to January 1, 2006, based on the fair value on the grant date estimated in accordance with the provisions of ASC 718. In conjunction with the adoption of ASC 718, we changed our method of attributing the value of stock-based compensation expense from the accelerated multiple-option method to the straight-line single option method. Stock-based compensation expense for all share-based awards granted prior to January 1, 2006 will continue to be recognized using the accelerated multiple-option approach, while stock-based compensation expense for all share-based awards granted subsequent to December 30, 2005 will be recognized using the straight-line single option method. ASC 718 requires that we recognize expense for awards ultimately expected to vest; therefore we are required to develop an estimate of the number of awards expected to cancel prior to vesting (forfeiture rate). The forfeiture rate is estimated based on historical pre-vest cancellation experience and is applied to all share-based awards. ASC 718 requires the forfeiture rate to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2006, we accounted for forfeitures as they actually occurred.

Upon adoption of ASC 718, we selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock options and ESPP Shares. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying stock. For restricted stock or restricted stock units, stock-based compensation expense is calculated based on the fair market value of our stock on the date of grant.

Recently Issued and Adopted Accounting Standards

In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for a Securities and Exchange Commission (SEC) filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.

In October 2009, the FASB issued FASB Accounting Standards Update 2009-13. FASB Accounting Standards Update 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in the “Revenue Recognition – Multiple-Element Arrangements” subtopic of the Codification for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also estimates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. FASB Accounting Standards Update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with the option to provide retrospective presentation for prior years. Early adoption is permitted. The Company does not expect the adoption of FASB Standards Update 2009-13 will have a material impact on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162 (as codified in the FASB Accounting Standards CodificationTM (“ASC” or “Codification”) topic 105, Generally Accepted Accounting Principles (“ASC 105”)). This update to ASC 105 establishes the Codification as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This update to ASC 105 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. Following this update to ASC 105, the FASB will not issue new standards in the form of Statements, FASB Staff Positions (“FSP”), or Emerging Issues Task Force (“EITF”) Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the basis for conclusions on the change(s) in the Codification. The Company adopted the requirements of this standard for the quarter ended October 3, 2009. The adoption of this update to ASC 105 did not have a material impact on the Company’s Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (as codified in ASC topic 855, Subsequent Events (“ASC 855”)). This update to ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted the requirements of this standard as of July 4, 2009. The adoption of this update to ASC 855 did not have a material impact on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (as codified in ASC topic 825, Financial Instruments (“ASC 825”)). This update to ASC 825 requires companies to disclose in interim financial statements the fair value of financial instruments within the scope of ASC 825. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. This update to ASC 825 also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The Company adopted the requirements of this standard as of July 4, 2009. The adoption of this update to ASC 825 did not have a material impact on the Company’s Consolidated Financial Statements.

Off-Balance Sheet Arrangements.

The Company has no off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We transact the majority of our business in US dollars and therefore changes in foreign currency rates will not have a significant impact on our income statement or cash flows. However, increases in the value of the US dollar against any local currencies could cause our products to become relatively more expensive to customers in a particular country or region, leading to reduced revenue or profitability in that country or region. As we continue to expand our international sales, our non-US dollar denominated revenue and our exposure to gains and losses on international currency transactions may increase. Our French Subsidiary does transact business in its local geography in Euros. We currently do not engage in transactions to hedge against the risk of the currency fluctuation, but we may do so in the future.

The Company currently requires debt to fund its operations and movements in the credit markets will impact the availability and the cost of this funding.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated balance sheets as of January 2, 2010 and January 3, 2009 and the consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years ending in the period January 2, 2010, January 3, 2009, and December 29, 2007 together with the related notes and the report of our independent auditors, are on the following pages. Additional required financial information is described in Item 15.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of IRIDEX Corporation

We have audited the accompanying consolidated balance sheets of IRIDEX Corporation as of January 2, 2010 and January 3, 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three year period ended January 2, 2010. Our audits also included the financial statement schedule listed in Item 15(a)(2). IRIDEX Corporation’s management is responsible for these consolidated financial statements and financial statement schedule. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IRIDEX Corporation as of January 2, 2010 and January 3, 2009, and the results of its operations and its cash flows for each of the years in the three year period ended January 2, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, as of and for the years ended January 2, 2010, January 3, 2009 and December 29, 2007, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Burr Pilger Mayer, Inc.

San Francisco, California

March 31, 2010

IRIDEX Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	January 2, 2010	January 3, 2009
ASSETS
Current assets:
Cash and cash equivalents	$9,378	$5,307
Accounts receivable, net of allowance for doubtful accounts of $754 in 2009 and $909 in 2008	7,482	8,199
Inventories, net	8,999	11,644
Prepaids and other current assets	470	540

Total current assets	26,329	25,690
Property and equipment, net	486	832
Other intangible assets, net	1,153	1,474
Other long term assets	323	229

Total assets	$28,291	$28,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,872	$2,415
Bank line of credit	3,520	6,000
Accrued compensation	2,171	1,729
Accrued expenses	1,983	2,249
Accrued warranty	1,165	1,345
Deferred revenue	2,405	2,741

Total current liabilities	13,116	16,479

Long Term Liabilities:
Deferred rent	149	—

Total liabilities	13,265	16,479

Commitments and contingencies (Note 9)

Stockholders’ equity:
Convertible preferred stock, $.01 par value:
Authorized: 2,000,000 shares; Issued and outstanding: 500,000 shares in 2009 and 2008	5	5
Common stock, $.01 par value:
Authorized: 30,000,000 shares; Issued and outstanding: 8,848,360 shares in 2009 and 8,824,301 shares in 2008	89	89
Additional paid-in capital	39,820	39,105
Accumulated other comprehensive loss	(212)	(192)
Treasury stock, at cost	(430)	(430)
Accumulated deficit	(24,246)	(26,831)

Total stockholders’ equity	15,026	11,746

Total liabilities and stockholders’ equity	$28,291	$28,225

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended January 2, 2010	Year Ended January 3, 2009	Year Ended December 29, 2007
Revenues:
Product revenues	$34,121	$38,462	$45,502
Service revenues	9,091	10,066	10,030

Total revenues	43,212	48,528	55,532
Cost of revenues	22,939	28,849	31,248

Gross profit	20,273	19,679	24,284

Operating expenses:
Research and development	3,609	4,009	5,779
Sales and marketing	9,273	10,998	18,098
General and administrative	4,873	6,844	9,832
Impairment of goodwill and intangible assets	—	5,364	14,690

Total operating expenses	17,755	27,215	48,399

Income (loss) from operations	2,518	(7,536)	(24,115)
Other income and expenses:
Legal settlement	800	800	2,500
Interest and other expense, net	(237)	(507)	(644)

Income (loss) before provision for income taxes	3,081	(7,243)	(22,259)
Provision for income taxes	496	127	13

Net income (loss)	$2,585	$(7,370)	$(22,272)

Net income (loss) per common share - basic	$0.29	$(0.84)	$(2.69)

Net income (loss) per common share - diluted	$0.26	$(0.84)	$(2.69)

Shares used in computing net income (loss) per common share - basic	8,840	8,824	8,293

Shares used in computing net income (loss) per common share - diluted	9,940	8,824	8,293

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended January 2, 2010	Year Ended January 3, 2009	Year Ended December 29, 2007
Net income (loss)	$2,585	$(7,370)	$(22,272)
Foreign currency translation adjustments	(20)	(104)	(88)

Comprehensive income (loss)	$2,565	$($7,474)	$(22,360)

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balances, December 30, 2006		$—	7,841,781	$79	$29,697	$(430)	$—	$2,811	$32,157
Issuance of Common Stock under Stock Option Plan			156,137	2	783				785
Issuance of Common Stock in connection with Laserscope Acquisition			213,435	2	2,012				2,014
Issuance of Common Stock under Employee Stock Purchase Plan			12,948		90				90
Employee Stock-Based Compensation Expense					1,230				1,230
Issuance of Preferred Stock in private placement, net of issuance cost of $112 (see Note 11)	500,000	5			2,586				2,591
Common stock warrants, $0.01 per share, in connection with private placement (see Note 11)					2,297				2,297
Exercise of common stock warrants, $0.01 per share			600,000	6					6
Foreign currency translation adjustments							(88)		(88)
Net loss								(22,272)	(22,272)

Balances, December 29, 2007	500,000	5	8,824,301	89	38,695	(430)	(88)	(19,461)	18,810
Employee Stock-Based Compensation Expense					322				322
Tax effect of stock compensation expense					88				88
Foreign currency translation adjustments							(104)		(104)
Net loss								(7,370)	(7,370)

Balances, January 3, 2009	500,000	5	8,824,301	89	39,105	(430)	(192)	(26,831)	11,746
Issuance of Common Stock under Stock Option Plan			4,059		5				5
Employee Stock-Based Compensation Expense					360				360
Tax effect of stock compensation expense					350				350
Foreign currency translation adjustments							(20)		(20)
Exercise of common stock warrants, $0.01 per share			20,000
Net income								2,585	2,585

Balances, January 2, 2010	500,000	$5	8,848,360	$89	$39,820	$(430)	$(212)	$(24,246)	$15,026

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended January 2, 2010	Year Ended January 3, 2009	Year Ended December 29, 2007
Operating activities:
Net income (loss)	$2,585	$(7,370)	$(22,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of assets	—	136	—
Depreciation and amortization	899	3,221	3,818
Impairment of goodwill and intangible assets	—	5,364	14,690
Stock compensation cost recognized	360	322	1,230
Tax effect of stock compensation expense	350	88	—
Provision for doubtful accounts	126	208	140
Provision for inventory reserves	(138)	1,442	3,017
Changes in operating assets and liabilities net of assets and liabilities acquired:
Accounts receivable	591	469	2,211
Inventories	2,783	2,881	(6,676)
Prepaids and other current assets	70	511	608
Other long term assets	(94)	118	(194)
Accounts payable	(543)	(472)	282
Accrued compensation	442	(295)	(640)
Accrued expenses and deferred rent	(117)	(5,560)	3,782
Accrued warranty	(180)	(550)	(742)
Deferred revenue	(336)	(609)	224

Net cash provided by (used in) operating activities	6,798	(96)	(522)

Investing activities:
Business acquisition cost	—	—	(25,530)
Acquisition of property and equipment	(232)	(223)	(776)
Purchases of intangible assets	—	—	(171)

Net cash used in investing activities	(232)	(223)	(26,477)

Cash flows from financing activities:
Proceeds from issuance of common stock	5	—	881
Proceeds from issuance of preferred stock and warrants, net of offering costs	—	—	4,888
Proceeds of credit facility, net of issuing costs	—	—	11,900
Proceeds from borrowings	42,308	44,777	—
Repayment of borrowings	(44,788)	(48,656)	(2,021)
Release (restriction) of funds under debt facility	—	3,800	(3,800)

Net cash provided by (used in) financing activities	(2,475)	(79)	11,848

Effect of foreign exchange rate changes	(20)	(104)	(91)

Net increase (decrease) in cash and cash equivalents	4,071	(502)	(15,242)
Cash and cash equivalents, beginning of year	5,307	5,809	21,051

Cash and cash equivalents, end of year	$9,378	$5,307	$5,809

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$160	$20	$4
Interest paid	$242	$691	$855
Stock issued in acquisition	$—	$—	$2,014

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

2. Summary of Significant Accounting Policies

Financial Statement Presentation.

The consolidated financial statements include the accounts of IRIDEX Corporation and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Except as noted below, the Company has determined that the local currency of the country where the subsidiary is located is the functional currency for those foreign operations. Assets and liabilities were translated into their US dollar equivalent using the spot rate at the balance sheet date. Operating results were translated using average exchange rates for the period. Accordingly, translation adjustments for foreign subsidiaries are included as a component of accumulated other comprehensive loss. The Company’s UK subsidiary ceased operating activities in the third fiscal quarter of 2008. An independent distributor took over the responsibility for sales and service of our aesthetics products in the UK. Consequently at the start of the fourth quarter of 2008 in accordance with Financial Statements of an Equity Method Investee Impairment of Section of Subtopic ASC 830-15-5, management determined that the primary economic environment in which the entity was operating had changed to the US dollar and therefore the functional currency was changed to the US dollar. Effective at the start of the fourth quarter of 2008, non-monetary assets and liabilities were translated into their US dollar equivalent at the historical rate. Monetary assets and liabilities were translated at a spot rate at the balance sheet date, and the operating results were translated using average exchange rates for the period. Translation adjustments are included in “Interest and other (expense) income, net” in the period in which they occur.

Our fiscal year always ends on the Saturday closest to December 31. Fiscal 2009 ended on January 2, 2010, fiscal 2008 ended on January 3, 2009, and fiscal 2007 ended on December 29, 2007. Consequently, fiscal 2009 and fiscal 2007 included 52 weeks of operations while fiscal year 2008 included 53 weeks.

Use of Estimates.

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent form other sources. Actual results may differ from these estimates. In addition, any change in these estimates or their related assumptions could have an adverse effect on our operating results.

Cash and Cash Equivalents.

We consider all highly liquid debt instruments with insignificant interest rate risk and an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist primarily of cash deposits in money market funds that are available for withdrawal without restriction.

Fair Value of Financial Instruments.

ASC 820, “The Fair Value Measurements and Disclosures” clarifies the definition of fair value of assets and liabilities, establishes a framework for measuring fair value of assets and liabilities and expands the disclosures on fair value measurements. The Fair Value Measurements and Disclosures topic was effective for fiscal years beginning after November 15, 2007 for financial assets. The FASB deferred the effective date until the fiscal years beginning after November 15, 2008 as it relates to the fair value measurement requirements for nonfinancial assets and liabilities that are initially

IRIDEX Corporation

Notes to Consolidated Financial Statements—(Continued)

measured at fair value, but not measured at fair value in subsequent periods. These non-financial assets include goodwill and other indefinite-lived intangible assets which are included within other assets. The Company adopted the provisions of the Fair Value Measurements and Disclosures topic with respect to financial assets and liabilities effective December 30, 2007 and with respect to non-financial assets and liabilities effective January 4, 2009. The adoption of the provisions of the Fair Value Measurements and Disclosures topic did not have a material impact on the Company’s consolidated financial statements.

The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3, if applicable, generally would require significant management judgment. The three levels for categorizing assets and liabilities fair value measurements are as follows:

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

At January 2, 2010, the Company had $9.4 million in cash and cash equivalents. Of this amount, approximately $6.3 million were in money market funds whose fair market value was obtained from real-time quotes for transactions in active markets involving identical assets. At January 2, 2010, the Company had $3.5 million outstanding against its bank line of credit with Wells Fargo Bank. The book value of this bank line of credit approximates fair value due to its floating rate nature. The Company did not have any Level 3 assets or liabilities at January 2, 2010.

Sales Returns Allowance and Allowance for Doubtful Accounts.

The Company estimates future product returns related to current period product revenue. We analyze historical returns, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowance. Significant management judgment and estimates must be made and used in connection with establishing the sales returns allowance in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. Our provision for sales returns is recorded net of the associated costs. The balance for the provision of sales returns, which is recorded to a deferred revenue account, was $207 thousand and $138 thousand as of January 2, 2010 and January 3, 2009, respectively.

Similarly management must make estimates regarding the uncollectability of accounts receivable. We are exposed to credit risk in the event of non-payment by customers to the extent of amounts recorded on the balance sheet. As of January 2, 2010, we had accounts receivable totaling $7.4 million, net of an allowance for doubtful accounts of $0.8 million. As of January 3,2009, we had accounts receivable totaling $8.2 million, net of an allowance for doubtful accounts of $0.9 million. As sales levels change the level of accounts receivable would likely also change. In addition, in the event that customers were to delay their payments to us, the levels of accounts receivable would likely increase. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on past payment history with the customer, analysis of the customer’s current financial condition, the aging of the accounts receivable balance, customer concentration and other known factors.

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

As part of our normal business, we generally utilize various finished goods inventory as either sales demos to facilitate the sale of our products to prospective customers, or as loaners that we allow our existing customers to use while we repair their products. The Company is amortizing these demos and loaners over four years. The amortization of the demos is charged to sales expense while the amortization on the loaners is charged to cost of revenues. The gross value of demos and loaners was $1.7 million and $3.1 million and the accumulated amortization was $1.1 million and $2.1 million as of January 2, 2010 and January 3, 2009, respectively.

IRIDEX Corporation

Notes to Consolidated Financial Statements—(Continued)

Property and Equipment.

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight—line basis over the estimated useful lives of the assets, which is generally three years. Our net property and equipment was $0.5 million at the end of fiscal 2009 and $0.8 million at the end of fiscal 2008. We invested $0.2 million in property and equipment in 2009 compared to $0.2 million in 2008. Capital expenditures in fiscal 2009 have been primarily for software and computer equipment and in fiscal 2008, primarily for engineering, manufacturing and office equipment.

Valuation of Goodwill and Intangible Assets.

The purchase method of accounting for acquisitions requires estimates and assumptions to allocate the purchase price to the fair value of net tangible and intangible assets acquired. The amounts allocated to, and the useful lives estimated for, intangible assets, affect future amortization. There are a number of generally accepted valuation methods used to estimate fair value of intangible assets, and we use primarily a discounted cash flow method, which requires significant management judgment to forecast the future operating results and to estimate the discount factors used in the analysis. Purchased intangible assets were initially recorded in the first quarter of 2007 in conjunction with the acquisition of the aesthetics business of Laserscope. We review our intangible assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future non-discounted net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. On an annual basis, the Company conducts an impairment analysis in accordance with Impairment or Disposal of Long-Lived Assets Section of ASC Subtopic 360-10. See Note 6 of Notes to Consolidated Financial Statements.

Goodwill and intangible assets determined to have indefinite lives are not amortized, but are subject to an annual impairment test. To determine any goodwill impairment, a two-step process is performed on an annual basis, or more frequently if necessary, to determine 1) whether the fair value of the relevant reporting unit exceeds carrying value and 2) to measure the amount of an impairment loss, if any. Goodwill was initially recorded in the first quarter of 2007 in conjunction with the acquisition of the aesthetics business of Laserscope. On an annual basis, the Company conducts an impairment analysis in accordance with ASC 350, “Intangibles—Goodwill and Other”. See Note 6 of Notes to Consolidated Financial Statements.

Future changes in events or circumstances, such as an inability to achieve the cash flow forecasts determined above, may indicate that the recorded value of the intangible assets will not be recovered through future cash flows and the Company may be required to record an additional impairment charge and/or the intangible assets and or further modify the period of expected lives for the intangible assets.

Revenue Recognition.

Our revenues arise from the sale of laser consoles, delivery devices, consumables and service and support activities. Revenue from product sales is recognized upon receipt of a purchase order and product shipment provided that no significant obligations remain and collection of the receivables is reasonably assured. Shipments are generally made with Free-On-Board (FOB) shipping point terms, whereby title passes upon shipment from our dock. Any shipments with FOB receiving point terms are recorded as revenue when the shipment arrives at the receiving point. Cost is recognized as product sales revenue is recognized. The Company’s sales may include post-sales obligations for training or other deliverables. For revenue arrangements such as these, we recognize revenue in accordance with the Revenue Recognition, Multiple-Element Arrangements Section of Subtopic ASC 605-25. When the Company has objective and reliable evidence of fair value of the undelivered elements, it defers revenue attributable to the post-sale obligations and recognizes such revenue when the obligation is fulfilled. Otherwise, the Company defers all revenue related to the transaction until all elements are delivered. Revenue relating to service contracts is recognized on a straight line basis over the period of the applicable service contract. We recognize repair service revenue upon completion of the work.

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

IRIDEX Corporation

Notes to Consolidated Financial Statements—(Continued)

Deferred Revenue.

Revenue related to service contracts is deferred and recognized on a straight line basis over the period of the applicable service period. Costs associated with these service arrangements are recognized as incurred. A reconciliation of the changes in the Company’s deferred revenue balances for the years ended January 2, 2010 and January 3, 2009 is provided as follows (in thousands):

Balance, December 29, 2007	$3,350
Additions to deferral	6,679
Revenue recognized	(7,288)

Balance, January 3, 2009	$2,741
Additions to deferral	6,101
Revenue recognized	(6,437)

Balance, January 2, 2010	$2,405

Warranty.

The Company accrues for estimated warranty costs upon shipment of products. Actual warranty costs incurred have not materially differed from those accrued. The Company’s warranty policy is applicable to products which are considered defective in their performance or fail to meet the product specifications. Warranty costs are reflected in the statement of operations as a cost of revenues. A reconciliation of the changes in the Company’s warranty liability for the years ended January 2, 2010 and January 3, 2009, is provided as follows (in thousands):

Balance, December 29, 2007	$1,895
Accruals for product warranties	224
Cost of warranty claims	(774)

Balance, January 3, 2009	$1,345
Accruals for product warranties	179
Cost of warranty claims	(359)

Balance, January 2, 2010	$1,165

Shipping and handling costs.

Our shipping and handling costs billed to customers are included in revenues and the associated expense is recorded in cost of revenues for all periods presented. Shipping and handling costs amounted to $0.3 million, $0.4 million and $0.3 million for the years ended January 2, 2010, January 3, 2009 and December 29, 2007, respectively.

Research and Development.

Research and development expenditures are charged to operations as incurred.

Advertising.

Advertising and promotion costs are expensed as they are incurred; such costs were approximately $350 thousand in 2009, $322 thousand in 2008, and $479 thousand in 2007 and are included in sales and marketing expenses in the accompanying consolidated statements of operations.

Income Taxes.

We account for income taxes in accordance with ASC 740, “Income Taxes”, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We evaluate annually the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and

IRIDEX Corporation

Notes to Consolidated Financial Statements—(Continued)

available tax planning strategies that could be implemented to realize the net deferred tax assets. In 2009 and 2008, we have recorded a full valuation allowance for our deferred tax assets based on our past losses and uncertainty regarding our ability to project future taxable income. In future periods if we are able to generate income we may reduce or eliminate the valuation allowance.

Accounting for Uncertainty in Income Taxes.

In December 2006, the Company adopted Financial Accounting Standards Interpretation, or FIN No. 48 (“ASC 740-10-25”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (as codified in ASC topic 740, Income Taxes (“ASC 740-10”)). ASC 740-10-25 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. ASC 740-10-25 utilizes a two-step approach for evaluating uncertain tax positions. Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting ASC 740-10-25 on December 31, 2006 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date. As a result of the implementation of ASC 740-10-25, the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods. Upon adoption of ASC 740-10-25, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes did not change.

Accounting for Stock-Based Compensation.

We record compensation costs of share-based awards, options and purchases of our common stock pursuant to our employee stock option plan in accordance with ASC 718, “Stock Compensation”.

Stock-based compensation expense recognized in the years ended January 2, 2010, January 3, 2009, and December 29, 2007, included stock-based compensation expense for share-based awards granted subsequent to January 1, 2006, based on the fair value on the grant date estimated in accordance with the provisions of ASC 718. In conjunction with the adoption of ASC 718, we changed our method of attributing the value of stock-based compensation expense from the accelerated multiple-option method to the straight-line single option method. Stock-based compensation expense for all share-based awards granted prior to January 1, 2006 will continue to be recognized using the accelerated multiple-option approach, while stock-based compensation expense for all share-based awards granted subsequent to December 30, 2005 will be recognized using the straight-line single option method. ASC 718 requires that we recognize expense for awards ultimately expected to vest; therefore we are required to develop an estimate of the number of awards expected to cancel prior to vesting (forfeiture rate). The forfeiture rate is estimated based on historical pre-vest cancellation experience and is applied to all share-based awards. ASC 718 requires the forfeiture rate to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to fiscal year 2006, we accounted for forfeitures as they actually occurred.

We determined that the Black-Scholes option pricing model is the most appropriate method for determining the estimated fair value for stock options and ESPP Shares. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying stock. For restricted stock or restricted stock units, stock-based compensation expense is calculated based on the fair market value of our stock on the date of grant.

Concentration of Credit Risk and Other Risks and Uncertainties.

The Company’s cash and cash equivalents are deposited in demand and money market accounts of three financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and therefore, bear minimal risk.

The Company markets its products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of our customers and maintains an allowance for potential credit losses. Historically, the Company has not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the years ended January 2, 2010, January 3, 2009, and December 29, 2007 no single customer accounted for greater than 10% of total sales. One customer accounted for 13.7% of our accounts receivables, net balance as of December 29, 2007. No single customer accounted for more than 10% of our accounts receivable, net balance, as of January 2, 2010 and January 3, 2009.

IRIDEX Corporation

Notes to Consolidated Financial Statements—(Continued)

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

Net income (loss) per Share.

Net income (loss) per share is computed in accordance with ASC topic 260, Earnings per Share. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents consist of incremental common shares issuable upon the exercise of stock options and the conversion of Series A Preferred Stock into common stock and are calculated under the treasury stock method. Common stock equivalent shares from unexercised stock options and the conversion of Series A Preferred Stock are excluded from the computation for periods in which the Company incurs a loss as their effect is anti-dilutive or if the exercise price of such options is greater than the average market price of the stock for the period. See Note 14 of the Consolidated Financial Statements.

Recently Issued and Adopted Accounting Standards.

In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for a Securities and Exchange Commission (SEC) filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.

In October 2009, the Financial FASB issued FASB Accounting Standards Update 2009-13. FASB Accounting Standards Update 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in the “Revenue Recognition – Multiple-Element Arrangements” subtopic of the Codification for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also estimates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. FASB Accounting Standards Update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with the option to provide retrospective presentation for prior years. Early adoption is permitted. The Company does not expect the adoption of FASB Standards Update 2009-13 will have a material impact on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162 (as codified in the FASB Accounting Standards CodificationTM (“ASC” or “Codification”) topic 105, Generally Accepted Accounting Principles (“ASC 105”)). This update to ASC 105 establishes the Codification as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This update to ASC 105 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. Following this update to ASC 105, the FASB will not issue new standards in the form of Statements, FASB Staff Positions (“FSP”), or Emerging Issues Task Force (“EITF”) Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the basis for conclusions on the change(s) in the Codification. The Company adopted the requirements of this standard for the quarter ended October 3, 2009. The adoption of this update to ASC 105 did not have a material impact on the Company’s Consolidated Financial Statements.

IRIDEX Corporation

Notes to Consolidated Financial Statements—(Continued)

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (as codified in ASC topic 855, Subsequent Events (“ASC 855”)). This update to ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted the requirements of this standard as of July 4, 2009. The adoption of this update to ASC 855 did not have a material impact on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (as codified in ASC topic 825, Financial Instruments (“ASC 825”)). This update to ASC 825 requires companies to disclose in interim financial statements the fair value of financial instruments within the scope of ASC 825. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. This update to ASC 825 also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The Company adopted the requirements of this standard as of July 4, 2009. The adoption of this update to ASC 825 did not have a material impact on the Company’s Consolidated Financial Statements.

3. Inventories

The components of the Company’s inventories are as follows (in thousands):

	January 2, 2010	January 3, 2009
Raw materials and work in process	$5,069	$7,753
Finished goods	3,930	3,891

Total inventories	$8,999	$11,644

4. Property and Equipment

The components of the Company’s property and equipment are as follows (in thousands):

	January 2, 2010	January 3, 2009
Equipment	$6,610	$6,526
Leasehold improvements	2,236	2,236
Less: accumulated depreciation and amortization	(8,360)	(7,930)

Property and equipment, net	$486	$832

Depreciation expense related to property and equipment was $578 thousand, $876 thousand, and $926 thousand for the years ended January 2, 2010, January 3, 2009, and December 29, 2007.

5. Goodwill

The carrying value of goodwill was $0.0 million at January 2, 2010 and January 3, 2009. Change in goodwill for the year ended January 3, 2009 is presented in the following table (in thousands):

	January 2, 2010	January 3, 2009
Balance, beginning of period	$—	$3,239
Goodwill as a result of acquisition	—	—
Impairment of goodwill	—	(3,239)

Balance, end of period	$—	$—

IRIDEX Corporation

Notes to Consolidated Financial Statements—(Continued)

We tested for impairment of goodwill in the fourth quarter 2008. The fair value of the reporting unit was calculated using a combination of three methods: Income Approach—discounted cash flow method; Market Approach—guideline public company method; and Cost Approach. As a result of the contraction in the global aesthetics market, operating profits and cash flows for 2008 were lower than expected and the outlook was revised downwards. Consequently the Company determined that the carrying value of the reporting unit exceeded the fair value by $3.2 million; accordingly an impairment loss of that amount was recognized and is included within the statement of operations as impairment of goodwill and intangibles.

6. Intangible Assets

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

The components of the Company’s purchased intangible assets as of January 2, 2010 are as follows (in thousands):

	Useful Lives	Annual Amortization	Gross Carrying Value	Accumulated Amortization	Impairment Charge	Gross Carrying Value after Impairment	Net Carrying Value	Useful Lives Remaining after Impairment
Services—Contractual Customer Relationships	8 Years	163	2,132	994	—	2,132	1,138	7 Years
Trade Name	1 Year	102	380	380	—	380	—	—
Other (non-Laserscope related)	2 Years	57	171	156	—	171	15	1 Year

		$322	$2,683	$1,530	$—	$2,683	$1,153

The components of the Company’s purchased intangible assets as of January 3, 2009 are as follows (in thousands):

	Useful Lives	Annual Amortization	Gross Carrying Value	Accumulated Amortization	Impairment Charge	Gross Carrying Value after Impairment	Net Carrying Value	Useful Lives Remaining after Impairment
Gemini Handset—Core Technology	4 Years	$177	$993	$462	$531	$462	$—	—
Gemini—Current Technology	1 Year	1,652	2,874	2,874	—	2,874	—	—
Other Products—Current Technology	—	—	325	325	—	325	—	—
Accessories—Current Technology	—	—	15	15	—	15	—	—
Services—Contractual Customer Relationships	9 Years	324	3,425	831	1,293	2,132	1,301	8 Years
Contractual Distribution Agreement	—	—	352	352	—	352	—	—
Trade Name	4 Years	135	681	278	301	380	102	1 Years
Other (non-Laserscope related)	2 Years	57	171	100	—	171	71	2 Years

		$2,345	$8,836	$5,237	$2,125	$6,711	$1,474

In fiscal year 2008, as a result of the continued contraction in the global aesthetics market operating profits and cash flows for 2008 were lower than expected. Based on this trend, the cash flow forecasts anticipated to be generated by specific intangible assets were revised downwards in the fourth quarter of 2008. In addition, based on market trends for the aesthetics market, the Company determined that a reduction in the useful lives of certain specific assets were required. Consequently the Company determined that the carrying amount of these intangible assets as calculated on an asset by asset basis exceeded their fair value by $2.1 million; accordingly, an impairment loss of that amount was recognized and is included within the statement of operations as impairment of goodwill and intangibles.

Aggregate amortization expense for the fiscal years ended January 2, 2010, January 3, 2009, and December 29, 2007 were $321 thousand, $2,345 thousand, and $3,047 thousand, respectively.

IRIDEX Corporation

Notes to Consolidated Financial Statements—(Continued)

Estimated future amortization expense for purchased intangible assets is as follows:

(in thousands)
2010	$177
2011	163
2012	163
2013	163
2014	163
Thereafter	324

Total	$1,153

7. Accrued Expenses

The components of the Company’s accrued expenses are as follows (in thousands):

	January 2, 2010	January 3, 2009
Income taxes payable	$191	$166
Sales and use tax payable	98	73
Distributor commission	337	225
Other accrued expenses	1,357	1,785

Total accrued expenses	$1,983	$2,249

8. Bank Borrowings

In March 2008, the Company entered into (i) a Borrowing Agreement and (ii) an Export-Import Bank Loan and Security Agreement with Wells Fargo Bank (together referred to as the “Agreement”). The Agreement provides for an asset-based revolving line of credit of up to $8 million (the “New Revolving Loans”). Of the New Revolving Loans, up to $5 million of the principal amount (the “New Exim Sublimit”) will be guaranteed by Exim Bank. The Company’s obligations under the New Revolving Loans (including the New Exim Sublimit) are secured by a lien on substantially all of the Company’s assets. Interest on the New Revolving Loans (including the New Exim Sublimit) is currently set at the greater of 5% or prime as published in the Wall Street Journal, plus 2% on Floating Rate Advances per annum and 3.5% on LIBOR Advances, subject to adjustment under certain circumstances, including adjustments to the prime rate, late payment or the occurrence of an event of default. All outstanding amounts under the New Revolving Loans are payable in full on March 27, 2011. If at any time the amount outstanding under the New Revolving Loans exceeds the Borrowing Base as defined in the Agreement, the Company will be required to pay the difference between the outstanding amount and the Borrowing Base. The Company may prepay New Revolving Loans without penalty. These facilities contain certain financial and other covenants, including the requirement for the Company to maintain a certain level of net income (loss) and to be able to sufficiently cover its debt service needs. Other covenants include, but are not limited to, restricting the Company’s ability to incur indebtedness, incur liens, enter into mergers or consolidations, dispose of assets, make investments, pay dividends, enter into transactions with affiliates, or prepay certain indebtedness. In the event of noncompliance by the Company with the covenants under this Agreement, Wells Fargo Bank and Export-Import Bank, would be entitled to exercise their remedies, which include declaring all obligations immediately due and payable and disposing of the collateral if obligations are not paid.

As of January 2, 2010, the Company was in compliance with the loan covenants in the Agreement and the total amount outstanding under the New Revolving Loans was $3.5 million. As of January 2, 2010, there was eligible collateral to support approximately an additional $2.4 million in borrowings.

On March 25, 2010, the Company repaid in full all amounts outstanding under its loan agreement with Wells Fargo Bank and terminated the credit facility.

9. Commitments and Contingencies

Lease Agreements.

The Company leases its operating facilities under a noncancelable operating lease. On December 22, 2008, the lease was amended and renewed to lease for an additional six year period beginning March 1, 2009 until February 28, 2015. The Company also leases office space in Lisses, France. The lease is renewable annually and runs through 2018. The Company did lease office space in Cwmbran, South Wales, but this lease was terminated in December 2009. Rent expense totaled $624 thousand for the fiscal year ended January 2, 2010, $564 thousand for the fiscal year ended January 3, 2009, and $608 thousand for the fiscal year ended December 29, 2007.

IRIDEX Corporation

Notes to Consolidated Financial Statements—(Continued)

Future minimum lease payments under current operating leases at January 2, 2010 are summarized as follows (in thousands):

Fiscal Year	Operating Lease Payments
2010	$666
2011	690
2012	696
2013	710
2014	770
Beyond	129

Total future minimum lease payments	$3,661

License Agreements.

The Company is obligated to pay royalties equivalent to 5% and 7.5% of sales on certain products under certain license agreements. Royalty expense was approximately $102 thousand, $231 thousand, and $162 thousand for the years ended January 2, 2010, January 3, 2009, and December 29, 2007, respectively.

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

The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature; to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and to make good faith determination whether or not it is practicable for the Company to obtain directors and officers insurance. The Company currently has directors and officers liability insurance.

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

10. Stockholders’ Equity

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

In August 2007, the Company issued 500,000 shares of Series A Preferred Stock, convertible into 1 million shares of Common Stock, and warrants to purchase an aggregate of 600,000 shares of Common Stock at an exercise price of $0.01 per share. The warrants were to expire December 31, 2007 but were exercised prior to that date. The purchase price for a unit of 1 share of Series A Preferred Stock and a warrant to purchase 1.2 shares of Common Stock was $10.00, resulting in net proceeds to the Company of approximately $4.9 million. Of the total $4.9 million proceeds received, approximately $2.3 million has been allocated to the common stock warrants based on their estimated fair value at the time of issuance.

IRIDEX Corporation

Notes to Consolidated Financial Statements—(Continued)

In the event that the Common Stock of the Company trades on a trading market at or above a closing price equal to $5.00 per share (as adjusted for capital reorganizations, stock splits, reclassifications, etc.) for a period of 30 consecutive trading days, the shares of Series A Preferred Stock shall automatically convert to common stock.

Holders of Series A preferred stock have preferential rights to noncumulative dividends when and if declared by the Board of Directors. In the event of liquidation, the holders have preferential rights to liquidation payments in the amount of the original purchase price plus declared and unpaid dividends, if any. At January 2, 2010, the aggregate liquidation preference was $5,000,000.

In addition, holders of Series A preferred stock have certain registration rights including the requirement that the Company file a Form S-3 registration statement within 90 days of becoming eligible to file a Form S-3 registration statement and the right to request that the Company file a Form S-1 registration statement any time after February 29, 2008.

During 2009 the holders of the Series A preferred stock and the Company agreed to amend the Form S-3 registration rights. The agreement changed the clause requiring the Company to file a Form S-3 registration statement within 90 days of becoming eligible to a right to request the Company file a Form S-3 registration statement any time after June 30, 2009. In consideration for extending the period during which the Company is not required to file a registration statement, the Company issued the holders of Series A preferred stock warrants to purchase an aggregate of 20,000 shares Common Stock at an exercise price of $0.01 per share. The warrants were exercised prior to year end.

Stock Option Plans

1998 Stock Plan.

The 1998 Stock Plan (the 1998 Plan), as amended, provides for the granting to employees (including officers and employee directors) of incentive stock options and for the granting to employees (including officers and employee directors) and consultants of nonstatutory stock options, stock purchase rights (SPRs), restricted stock, restricted stock units, performance shares, performance units and stock appreciation rights. The exercise price of incentive stock options and stock appreciation rights granted under the 1998 Plan must be at least equal to the fair market value of the shares at the time of grant. With respect to any recipient who owns stock possessing more than 10% of the voting power of our outstanding capital stock, the exercise price of any option or SPR granted must be at least equal to 110% of the fair market value at the time of grant. Options granted under the 1998 Plan are exercisable at such times and under such conditions as determined by the Administrator; generally over a four year period. The maximum term of incentive stock options granted to any recipient must not exceed ten years; provided, however, that the maximum term of an incentive stock option granted to any recipient possessing more than 10% of the voting power of the Company’s outstanding capital stock must not exceed five years. In the case of SPRs, unless the Administrator determines otherwise, the Company has a repurchase option exercisable upon the voluntary or involuntary termination of the purchaser’s employment with the Company for any reason (including death or disability). Such repurchase option lapses at a rate determined by the Administrator. The purchase price for shares repurchased by the Company is the original price paid by the purchaser. In June of 2006, this plan was amended to shorten the contractual life of all option grants made after June 2006 to a seven year term. As of January 2, 2010 and January 3, 2009, no shares were subject to repurchase. The form of consideration for exercising an option or stock purchase right, including the method of payment, is determined by the Administrator. The 1998 Plan expired in February 2008.

Stand-Alone Options.

In July 2005, in connection with the employment of the Company’s then Chief Executive Officer, the Company’s Board of Directors granted a stand alone option, outside of the Company’s existing stock plans, to Barry Caldwell. The option entitled Mr. Caldwell to purchase up to 234,104 shares of the Company’s Common Stock at an exercise price of $6.07 per share. Mr. Caldwell left the services of the Company in October 2007 and as of January 2, 2010 there were no shares outstanding and exercisable under this option.

In February 2007, in connection with the employment of the Company’s then Chief Financial Officer, the Company’s Board of Directors granted a stand alone option, outside of the Company’s existing stock plans, to Meryl Rains. The option entitled Ms. Rains to purchase up to 50,000 shares of the Company’s Common Stock at an exercise price of $9.42 per share. Ms. Rains left the services of the Company in December 2007 and as of January 2, 2010 there were no shares outstanding under this option.

In February 2007, the Compensation Committee of the Company’s Board of Directors approved the grant of 235,000 non-qualified stock options, outside of the Company’s existing stock plans, to a total of 54 new employees, both domestic and international, hired in connection with the Company’s recently completed acquisition of the assets of the aesthetics business of Laserscope. The options were granted as of February 28, 2007 at an exercise price of $10.06 per share. As of January 2, 2010 there were 28,563 shares outstanding and exercisable under these options.

IRIDEX Corporation

Notes to Consolidated Financial Statements—(Continued)

2008 Equity Incentive Plan

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

Exchange Program

In August 2009, we completed a one-time stock exchange program to exchange certain employee stock options issued under the IRIDEX 1998 Stock Plan the IRIDEX 2008 Equity Incentive Plan or in connection with IRIDEX’s acquisition of the assets of the aesthetics business of Laserscope for stock options issued under our 2008 Equity Incentive Plan (the “Exchange Program”). The exchange offer was made to employees of the Company who, as of the date of the exchange offer commenced, were actively employed. Members of our board of directors and our executive officers who are subject to the provisions of Section 16 of the Exchange Act were not eligible to participate. The number of options held by eligible employees at the date of commencement was 663,018. Seventy two eligible employees surrendered 364,162 options in exchange for 197,116 new options. These new options were granted pursuant to the Exchange Program and have an exercise price of $2.35 per share, the closing price of IRIDEX common stock as reported by Nasdaq on August 27, 2009.

The exchange of original options for new options was treated as a modification of the original options. As such, the Company will incur compensation cost for the incremental difference between the fair value of the new option and the fair value of the original options immediately before modification, reflecting the current facts and circumstances on the modification date, over the expected term of the new options in addition to the compensation cost being incurred for the original options, over the expected term of the original options. The Exchange resulted in a modification charge of approximately $38 thousand which is being recognized over the vesting periods of the new options which ranges from 6 months to 3 years. We recorded approximately $25 thousand of the modification charge in the twelve months ended January 2, 2010.

The following table summarizes information regarding activity in our stock option plans during the fiscal year ended January 2, 2010:

Information with respect to activity under these option plans are set forth below (in thousands except share and per share data):

	Shares Available for Grant	Outstanding Options
		Number of Shares	Aggregate Price	Weighted Average Exercise Price
Balances, December 30, 2006	235,291	2,131,570	$12,800	$6.00
Additional shares reserved	385,000	—	—	—
Options granted	(468,600)	468,600	3,824	8.16
Options exercised	—	(156,137)	(785)	5.03
Options cancelled	584,496	(584,496)	(4,516)	7.73
Options expired	(398,228)	—	—	—

Balances, December 29, 2007	337,959	1,859,537	11,323	6.09
Additional shares reserved	568,863	—	—	—
Options granted	(686,712)	686,712	1,605	2.34
Options exercised	—	—	—	—
Options cancelled	494,434	(494,434)	(3,052)	6.18
Options expired	(448,581)	—	—	—

Balances, January 3, 2009	265,963	2,051,815	9,876	4.81
Additional shares reserved	872,735	—
Options granted	(280,416)	280,416	643	2.29
Options exercised	—	(4,059)	(6)	1.43
Options cancelled	744,664	(744,664)	(4,344)	5.79
Options expired	(740,789)	—	—	—

Balances, January 2, 2010	862,157	1,583,508	$6,169	$3.91

IRIDEX Corporation

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information with respect to stock options outstanding at January 2, 2010:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number of Shares Outstanding at January 2, 2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable at January 2, 2010	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$0.82 – $0.86	12,800	6.14	$0.82	81	$0.86	5.92
$0.90 – $0.90	195,800	5.94	$0.90	47,082	$0.90	5.94
$0.99 – $2.34	76,100	6.09	$2.21	24,496	$2.27	5.99
$2.35 – $2.35	196,628	4.30	$2.35	0	$0.00	0.00
$2.38 – $2.52	175,500	5.27	$2.48	88,618	$2.48	5.16
$2.78 – $3.40	212,348	4.94	$3.13	106,517	$3.15	4.67
$3.41 – $4.10	186,656	2.67	$3.72	163,100	$3.74	2.31
$4.17 – $5.39	169,492	4.10	$5.05	161,575	$5.07	4.07
$5.56 – $6.84	169,227	4.67	$5.95	167,350	$5.94	4.65
$7.0 – $12.75	188,957	2.60	$8.97	168,727	$9.01	2.55

$0.82 – $12.75	1,583,508	4.42	$3.91	927,546	$4.96	3.91

As of January 2, 2010, January 3, 2009, and December 29, 2007, options to purchase 1,583,508, 2,051,815, and 1,859,537 shares of common stock were outstanding at a weighted average exercise price of $3.91, $4.81, and $6.09, respectively.

As of January 2, 2010, 1,440,254 shares were vested and expected to vest, at a weighted average exercise price of $4.03 per share and with a weighted average remaining contractual life of 4.33 years.

The determination of fair value of all options granted by the Company is computed based on the Black-Scholes option-pricing model with the following weighted average assumptions:

	Employee Stock Option Plan			Employee Stock Purchase Plan
	2009	2008	2007	2009	2008	2007
Average risk free interest rate	1.76%	2.7%	4.4%	—	—	4.9%
Expected life (in years)	3.35 years	4.8 years	4.6 years	—	—	0.12
Dividend yield	—	—	—	—	—	—
Average volatility	104.0%	71.9%	59.0 – 65.0%	—	—	36%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility is based on analysis of the Company’s stock price history over a period commensurate with the expected term of the options, trading volume of the Company’s stock, look-back volatilities and Company specific events that affected volatility in a prior period. The Company has elected to use the simplified method for estimating the expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. No dividend yield is included as the Company has not issued any dividends and does not anticipate issuing any dividends in the future.

IRIDEX Corporation

Notes to Consolidated Financial Statements—(Continued)

The following table shows stock-based compensation expense included in the Consolidated Statements of Operations for 2009, 2008 and 2007 (in thousands):

	Year Ended January 2, 2010	Year Ended January 3, 2009	Year Ended December 29, 2007
Cost of revenues	$146	$152	$141
Research and development	79	85	182
Sales and marketing	76	65	509
General and administrative	59	20	398

	$360	$322	$1,230

Approximately $7 thousand, $7 thousand and $7 thousand of the stock based compensation expense recognized was capitalized into inventory as a component of overhead at January 2, 2010, January 3, 2009 and December 29, 2007, respectively.

Information with respect to activity under these option plans are set forth below (in thousands except per share data):

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 3, 2009	2,051,815	$4.81
Options granted	280,416	$2.29
Options exercised	(4,059)	$1.43
Options forfeited/cancelled/expired	(744,664)	$5.79

Outstanding at January 2, 2010	1,583,508	$3.91	$787

The weighted average grant date fair value of option granted during 2009 as calculated using Black-Scholes, was $0.58 per share.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 2, 2010. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the years ended January 2, 2010 and January 3, 2009 were approximately $0.8 and $0 million, respectively.

As a result of adopting the fair value recognition provisions in accordance with ASC 718, the impact to the consolidated financial statements for 2009, 2008, and 2007 from stock-based compensation is as follows (in thousands, except per share data):

	Year Ended January 2, 2010	Year Ended January 3, 2009	Year Ended December 29, 2007
Stock-based compensation expense by award type:
Employee stock options granted	$360	$322	$1,218
Employee stock purchase plan	—	—	12

Total stock-based compensation	360	322	1,230

Total effect on stock-based compensation at the Company’s marginal tax rate	(144)	(129)	(467)

Effect on net income	$216	$193	$763

Effect on net income per share:
Basic earnings per share	$0.02	$0.01	$0.09

Diluted earnings per share	$0.02	$0.01	$0.09

A summary of the status of the Company’s non-vested shares and changes during the period ended January 2, 2010 is presented below (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Dated Fair Value
Non-vested at January 3, 2009	733,548	$3.41
Granted	280,416	0.58
Vested	387,259	7.17
Cancelled/forfeited	(744,664)	6.04

Non-vested at January 2, 2010	656,559	$2.40

As of January 2, 2010, there were $1.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements under both of the plans. The cost is expected to be recognized over a weighted average period of three years.

IRIDEX Corporation

Notes to Consolidated Financial Statements—(Continued)

11. Employee Benefit Plan

The Company has a plan known as the IRIS Medical Instruments 401(k) trust to provide retirement benefits through the deferred salary deductions for substantially all US employees. Employees may contribute up to 15% of their annual compensation to the plan, limited to a maximum amount set by the Internal Revenue Service. The plan also provides for Company contributions at the discretion of the Board of Directors. On April 1, 2000 the Company commenced a Company match for the 401(k) in the amount of 50% of employee contributions up to an annual maximum of $2 thousand per year. Prior to the start of fiscal 2009, the Company suspended the matching contributions. It is not known at this time when such matching contributions will be reinstated. The Company contributions totaled $0 in 2009, $214 thousand in 2008, and $260 thousand in 2007.

12. Income Taxes

Pre-tax book income (loss) was comprised of the following:

	Year Ended January 2, 2010	Year Ended January 3, 2009	Year Ended December 29, 2007
United States	$3,487	$(7,049)	$(20,772)
Foreign	(406)	(194)	(1,487)

Total	$3,081	$(7,243)	$(22,259)

The provision for income taxes includes:

	Year Ended January 2, 2010	Year Ended January 3, 2009	Year Ended December 29, 2007
Current:
Federal	$581	$87	$4
State	56	40	9
Foreign	(141)	—	—

	496	127	13

Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—

Income tax provision	$496	$127	$13

The Company’s effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

	Year Ended January 2, 2010	Year Ended January 3, 2009	Year Ended December 29, 2007
Income tax provision at statutory rate	34%	34%	34%
State income taxes, net of federal benefit	4%	5%	4%
Nondeductible permanent differences	6%	(3%)	(1%)
Research and development credits	(2%)	1%	0%
Change in valuation allowance	(26%)	(40%)	(35%)
Foreign rate differential	0%	1%	(2%)

Effective tax rate	16%	(2%)	(0%)

IRIDEX Corporation

Notes to Consolidated Financial Statements—(Continued)

The tax effect of temporary differences and carry-forwards that give rise to significant portions of the net deferred tax assets are presented below (in thousands):

	January 2, 2010	January 3, 2009
Accruals and reserves	$2,619	$2,465
Deferred revenue	281	255
Fixed assets	654	633
Intangibles	7,900	8,580
Stock compensation	445	514
Net operating loss	120	148
R&D credits	710	911
Other tax credits	37	33
Other	0	15

Net deferred tax asset	$12,766	$13,554
Valuation allowance	(12,766)	(13,554)

Net deferred tax assets	$0	$0

The Company has taxable income in 2009 and had a loss in 2008. The Company’s recent history of losses is negative evidence against the realizability of its deferred tax assets. Management feels that it is not more likely than not that the Company will be able to realize its deferred tax assets, and as such continues to record a full valuation allowance against deferred tax assets.

During the year ended January 2, 2010, the Company utilized it’s entire federal net operating loss. As of January 2, 2010, the Company had federal and State net operating loss carry forwards of $0 and $3.4 million respectively. Of the total state NOL’s, $1.3 million relates to windfall stock option deductions which, when realized, will be credited to equity. The state losses will begin to expire in 2018.

As of January 2, 2010, the Company had Federal and State research credit carry forwards of approximately $0.8 million and $1.2 million, respectively, available to offset future tax liabilities. The Federal credits will begin expiring in 2020 if not used. The state research credits do not expire.

The Company also has $37 thousand of alternative minimum tax credits which do not expire and can be used to offset regular tax at a future date.

The above net operating losses and R&D credits are subject to IRC sections 382 and 383. In the event of a change in ownership as defined by these code sections, the usage of the above mentioned NOL’s and credits may be limited.

In December 2006, the Company adopted Financial Accounting Standards Interpretation, or FIN, No. 48 (“ASC 740-10-25”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“ASC 740-10”). As a result of the implementation of FIN No. 48 (“ASC 740-10-25”), the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior periods.

Upon adoption of ASC 740-10-25, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes did not change. As of January 2, 2010, the Company had accrued $67 thousand for payment of interest and penalties related to unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended January 2, 2010	Year Ended January 3, 2009
Balance at the beginning of the year	$585	$550
Additions based upon tax positions related to the current year	52	35
Reductions resulting in lapse of statute of limitations Settlements	—	—

Balance at the end of the year	$637	$585

If the ending balance of $637 thousand of unrecognized tax benefits at January 2, 2010 were recognized, none of the recognition would affect the income tax rate. The Company does not anticipate any material change in its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business.

IRIDEX Corporation

Notes to Consolidated Financial Statements—(Continued)

The Company files U.S. federal and state returns as well as foreign returns in France and the UK. The tax years 2001 to 2009 remain open in several jurisdictions, none of which have individual significance.

13. Major Customers and Business Segments

The Company operates in two reportable segments: the ophthalmology segment and the aesthetics segment. In both segments, the Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables and service and support activities.

In the years ended January 2, 2010, January 3, 2009, and December 29, 2007, no customer individually accounted for more than 10% of our revenue.

Revenue information shown by geographic region is as follows (in thousands):

	Year Ended January 2, 2010	Year Ended January 3, 2009	Year Ended December 29, 2007
United States	$25,032	$26,959	$29,931
Europe	12,156	14,809	15,077
Rest of Americas	1,881	2,584	1,959
Asia/Pacific Rim	4,143	4,176	8,565

	$43,212	$48,528	$55,532

Revenues are attributed to countries based on location of end customers. In the years ended January 2, 2010, January 3, 2009, and December 29, 2007, no individual country accounted for more than 10% of the Company’s sales, except for the United States, which accounted for 57.9%, 55.6%, and 53.9% of sales in 2009, 2008, and 2007 respectively.

Information on reportable segments for the three years ended January 2, 2010, January 3, 2009, and December 29, 2007 is as follows (in thousands):

	Year Ended January 2, 2010
	Ophthalmology	Aesthetics	Total
Revenues	$31,032	$12,180	$43,212
Direct cost of revenues	8,663	4,070	12,733

Direct gross profit	$22,369	$8,110	$30,479
Impairment of goodwill and intangible assets		—	—
Total unallocated indirect costs			(27,961)

Income from operations			$2,518

	Year Ended January 3, 2009
	Ophthalmology	Aesthetics	Total
Revenues	$32,387	$16,141	$48,528
Direct cost of revenues	9,197	6,638	15,835

Direct gross profit	$23,190	9,503	32,693
Impairment of goodwill and intangible assets		$5,364	5,364
Total unallocated indirect costs			34,865

Loss from operations			$(7,536)

	Year Ended December 29, 2007
	Ophthalmology	Aesthetics	Total
Revenues	$32,347	$23,185	$55,532
Direct cost of revenues	9,721	11,151	20,872

Direct gross profit	$22,626	12,034	34,660
Impairment of goodwill and intangible assets		$14,690	14,690
Total unallocated indirect costs			44,085

Loss from operations			$(24,115)

Direct cost of revenues includes standard product cost (direct material, labor & fringe benefits) and any warranty and unit royalty costs. Indirect costs of manufacturing, service, research and development, selling and marketing, general and administrative costs are not allocated to the segments. The Company’s assets and liabilities are not evaluated on a segment basis. Accordingly, no disclosure on segment assets and liabilities is provided.

IRIDEX Corporation

Notes to Consolidated Financial Statements—(Continued)

14. Computation of Basic Net Income (Loss) Per Common Share and Diluted Net Income (Loss) Per Common Share

A reconciliation of the numerator and denominator of basic net loss per common share and diluted net loss per common share is provided as follows (in thousands, except per share amounts):

	Year Ended January 2, 2010	Year Ended January 3, 2009	Year Ended December 29, 2007
Net income (loss)	$2,585	$(7,370)	$(22,272)
Denominator
Weighted average common stock outstanding	8,840	8,824	8,293
Effect of dilutive securities	1,000	—	—
Weighted average common stock options	100	—	—

Total weighted average stock and options outstanding	9,940	8,824	8,293

Net income (loss) per common share	$0.29	$(0.84)	$(2.69)

Diluted net income (loss) per common share	$0.26	$(0.84)	$(2.69)

In 2009, 2008, and 2007 there were 1,583,508, 2,051,815, and 1,859,537 outstanding options to purchase shares at a weighted average exercise price of $3.90, $4.81, and $6.09 and per share, respectively, that were not included in the computation of diluted net loss per common share because their effect was antidilutive. These options could dilute earnings per share in future periods. There are 500,000 shares of Preferred A stock which will automatically convert into 1,000,000 common shares in the event that the common stock of the Company trades at or above $5.00 per share for a period of 30 consecutive trading days. In 2009 the shares have been included in the computation of diluted net income per common share. In 2008 and 2007 the shares have not been included in the computation of diluted net loss because their effect is antidilutive.

15. Subsequent Events

Credit Facility.

On March 25, 2010, the Company repaid in full all amounts outstanding under its loan agreement with Wells Fargo Bank and terminated the credit facility.

16. Selected Quarterly Financial Data, (Unaudited)

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Year Ended January 2, 2010
Sales	$10,736	$10,513	$10,400	$11,563
Gross profit	$5,048	$4,829	$5,122	$5,274
Net income	$224	$1,198	$646	$517
Basic net income per common share	$0.03	$0.13	$0.07	$0.06
Diluted net income per common share	$0.02	$0.12	$0.07	$0.05

Year Ended January 3, 2009
Sales	$11,474	$12,922	$11,987	$12,145
Gross profit	$4,805	$5,331	$4,990	$4,553
Net income (loss)	$(892)	$275	$(249)	$(6,503)
Basic net income (loss) per common share	$(0.10)	$0.03	$(0.03)	$(0.74)
Diluted net income (loss) per common share	$(0.10)	$0.03	$(0.03)	$(0.74)

For the fiscal year ended January 2, 2010 the respective quarterly diluted net income per common share have been calculated using the total weighted average stock and options outstanding, which includes 1,000,000 shares of common stock equivalent attributable to the 500,000 shares of Preferred A stock outstanding for the year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T).	Controls and Procedures

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 2, 2010 using the criteria for effective internal control over financial reporting as described in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

PART III

Certain information required by Part III has been omitted from this Form 10-K. This information is instead incorporated herein by reference to our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders (the Proxy Statement), which we will file within 120 days after the end of our fiscal year pursuant to Regulation 14A in time for our Annual Meeting of Stockholders to be held June 16, 2010.

Item 10.	Directors and Executive Officers and Corporate Governance

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to “Certain Relationships and Related Transactions” in our Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to “Proposal Two—Ratification of Appointment of Independent Accountants” in our Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following documents are filed in Part II of this Annual Report on Form 10-K:

Page in Form 10-K Report
1. Financial Statements

Report of Independent Registered Public Accounting Firm	38
Consolidated Balance Sheets as of January 2, 2010 and January 3, 2009	39
Consolidated Statements of Operations for the years ended January 2, 2010, January 3, 2009, and December 29, 2007	40
Consolidated Statements of Stockholders’ Equity for the years ended January 2, 2010, January 3, 2009, and December 29, 2007	41
Consolidated Statements of Cash Flows for the years ended January 2, 2010, January 3, 2009, and December 29, 2007	42
Consolidated Statements of Comprehensive Income (Loss) for the years ended January 2, 2010, January 3, 2009, and December 29, 2007	40
Notes to Consolidated Financial Statements	43

2. Financial Statement Schedule

The following financial statement schedule of IRIDEX Corporation for the years ended January 2, 2010, January 3, 2009, and December 29, 2007is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of IRIDEX Corporation

Schedule II—Valuation and Qualifying Accounts	66

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

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2(2)	Amended and Restated Bylaws of Registrant.

4.1(3)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock.

4.2(3)	Investor Rights Agreement, dated as of August 31, 2007, by and among the Company, BlueLine Capital Partners, LP; BlueLine Capital Partners III, LP and BlueLine Capital Partners II, LP.

10.1(1)	Form of Indemnification Agreement with directors and officers.

10.2(19)

Lease Agreement dated December 6, 1996 by and between Zappettini Investment Co. and the Registrant, as amended pursuant to Amendment No. 1 dated September 15, 2003 and Amendment No. 2 dated December 22, 2008.

10.3(4)*	1995 Director Option Plan.

10.4(6)*	2005 Employee Stock Purchase Plan.

10.5(7)*	2009 Employee Incentive Program Summary.

10.6(8)*	2008 Equity Incentive Plan.

10.7(19)*	Change of Control Severance Agreement by and between the Company and James Mackaness, dated January 22, 2008.

10.8(5)	Settlement Agreement, dated April 6, 2007, by and among Synergetics, Inc., Synergetics USA, Inc. and IRIDEX Corporation.

10.9(3)	Securities Purchase Agreement, dated August 31, 2007, by and among BlueLine Capital Partners, LP, BlueLine Capital Partners III, LP, BlueLine Capital Partners II, LP and IRIDEX Corporation.

10.10(10)	Credit and Security Agreement, dated March 27, 2008, by and between IRIDEX Corporation and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division.

10.12(10)

Credit and Security Agreement (Ex-Im Subfacility), dated March 27, 2008, by and between IRIDEX Corporation and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division.

10.12(10)	Borrower Agreement, dated March 27, 2008, by IRIDEX Corporation in favor of Export-Import Bank of the United States and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division.

10.13(11)	First Amendment to Credit and Security Agreements and Waiver of Default, dated November 3, 2008, by and between IRIDEX Corporation and Wells Fargo Bank, National Association.

10.14(9)	Letter Agreement, dated June 27, 2007, by and between American Medical Systems, Inc., a Delaware corporation, Laserscope, a California corporation and a wholly owned subsidiary of American Medical Systems, Inc., and IRIDEX Corporation, as amended.

10.15(9)	Letter amendment, dated July 31, 2007, by and between Laserscope and IRIDEX Corporation.

10.16(9)	Letter amendment, dated August 6, 2007, by and between Laserscope and IRIDEX Corporation.

10.17(9)	Security Agreement made by the Company in favor of each of American Medical Systems, Inc. and Laserscope, dated August 14, 2007.

10.18(9)	Patent, Trademark and Copyright Security Agreement by and between the Company and Mid-Peninsula Bank, dated July 31, 2007.

10.19(9)	Subordination Agreement by and between the Company, Mid-Peninsula Bank, American Medical Systems, Inc. and Laserscope, dated August 14, 2007.

10.20(14)	Amendment No. 1 to Investor Rights Agreement, dated as of March 31, 2009.

10.21(14)	Common Stock Purchase Warrant, dated March 31, 2009, issued to BlueLine Capital Partners, LP.

10.22(14)	Common Stock Purchase Warrant, dated March 31, 2009, issued to BlueLine Capital Partners II, LP.

10.23(14)	Common Stock Purchase Warrant, dated March 31, 2009, issued to BlueLine Capital Partners II, LP.

10.24(15)*	IRIDEX Corporation 2008 Equity Incentive Plan (as amended April 30, 2009).

10.25(15)*	IRIDEX Corporation 1998 Stock Plan (as amended April 30, 2009).

10.26(16)*	Form of 2008 Equity Incentive Plan Option Agreement

10.27(17)*	Form of Stand-alone stock option agreement.

10.28(18)*	2010 Employee Incentive Program Summary.

16.1(12)	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission, dated as of August 19, 2007.

21.1(1)	Subsidiaries of Registrant.

23.1	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See page 67).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Exhibits filed with the Registration Statement on Form SB-2 (No. 333-00320-LA) which was declared effective on February 15, 1996.
(2)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on November 21, 2007.
(3)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on September 7, 2007.
(4)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Registration Statement on Form S-8 on August 3, 2004.
(5)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2007.
(6)	Incorporated by reference to the appendix filed with the Registrant’s Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders which was filed on April 30, 2004.
(7)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Form 8-K on December 16, 2008.
(8)	Incorporated by reference to the appendix filed with the Registrant’s Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders which was filed on April 24, 2008.
(9)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-Q for the quarter ended September 29, 2007.
(10)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on April 2, 2008.
(11)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on November 7, 2008.
(12)	Incorporated by reference to Exhibit 16.1 filed with the Registrant’s Report on Form 8-K on August 29, 2007.
(13)	Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Report on Form 8-K on December 6, 2006.
(14)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on April 6, 2009.
(15)	Incorporated by reference to the definitive proxy statement on Schedule 14A filed on May 4, 2009.
(16)	Incorporated by reference to Exhibit 99.1 filed with Registrant’s Registration Statement on Form S-8 on November 21, 2008.
(17)	Incorporated by reference to Exhibit 99.(d)(5) filed with the Registration Statement on Form SC TO-I July 30, 2009.
(18)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Report on Form 8-K on December 15, 2009.
(19)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-K for the year ended January 3, 2009.

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

Schedule II

IRIDEX CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of The Period	Additions	Deductions	Balance at End of The Period
Balance for the year ended December 29, 2007:
Allowance for doubtful accounts receivable	$439	$470	$(209)	$700
Provision for inventory	$1,760	$3,147	$(277)	$4,630
Balance for the year ended January 3, 2009:
Allowance for doubtful accounts receivable	$700	$410	$(201)	$909
Provision for inventory	$4,630	$5,894	$(4,073)	$6,451
Balance for the year ended January 2, 2010:
Allowance for doubtful accounts receivable	$909	$130	$(285)	$754
Provision for inventory	$6,451	$1,288	$(2,588)	$5,151

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 31st day of March 2010.

IRIDEX CORPORATION

By:	/s/ THEODORE A. BOUTACOFF
Theodore A. Boutacoff President and Chief Executive Officer

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

Signature	Title	Date

/s/ THEODORE A. BOUTACOFF (Theodore A. Boutacoff)	President, and Chief Executive Officer (Principal Executive Officer)	March 31, 2010

/s/ JAMES H. MACKANESS (James H. Mackaness)	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2010

/s/ SANFORD FITCH (Sanford Fitch)	Director	March 31, 2010

/s/ GARRETT A. GARRETTSON (Garrett A. Garrettson)	Chairman of the Board	March 31, 2010

/s/ JAMES B. HAWKINS (James B. Hawkins)	Director	March 31, 2010

/s/ WILLIAM M. MOORE (William M. Moore)	Director	March 31, 2010

/s/ RUËDIGER NAUMANN-ETIENNE (Ruëdiger Naumann-Etienne)	Director	March 31, 2010

Exhibit Index

Exhibits	Exhibit Title
2.1(13)	Asset Purchase Agreement dated November 30, 2006 by and among American Medical Systems, Inc., a Delaware corporation, Laserscope, a California corporation and a wholly owned subsidiary of American Medical Systems, Inc., and IRIDEX Corporation.

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2(2)	Amended and Restated Bylaws of Registrant.

4.1(3)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock.

4.2(3)	Investor Rights Agreement, dated as of August 31, 2007, by and among the Company, BlueLine Capital Partners, LP; BlueLine Capital Partners III, LP and BlueLine Capital Partners II, LP.

10.1(1)	Form of Indemnification Agreement with directors and officers.

10.2(19)	Lease Agreement dated December 6, 1996 by and between Zappettini Investment Co. and the Registrant, as amended pursuant to Amendment No. 1 dated September 15, 2003 and Amendment No. 2 dated December 22, 2008.

10.3(4)*	1995 Director Option Plan.

10.4(6)*	2005 Employee Stock Purchase Plan.

10.5(7)*	2009 Employee Incentive Program Summary.

10.6(8)*	2008 Equity Incentive Plan.

10.7(19)*	Change of Control Severance Agreement by and between the Company and James Mackaness, dated January 22, 2008.

10.8(5)	Settlement Agreement, dated April 6, 2007, by and among Synergetics, Inc., Synergetics USA, Inc. and IRIDEX Corporation.

10.9(3)	Securities Purchase Agreement, dated August 31, 2007, by and among BlueLine Capital Partners, LP, BlueLine Capital Partners III, LP, BlueLine Capital Partners II, LP and IRIDEX Corporation.

10.10(10)	Credit and Security Agreement, dated March 27, 2008, by and between IRIDEX Corporation and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division.

10.12(10)	Credit and Security Agreement (Ex-Im Subfacility), dated March 27, 2008, by and between IRIDEX Corporation and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division.

10.12(10)	Borrower Agreement, dated March 27, 2008, by IRIDEX Corporation in favor of Export-Import Bank of the United States and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division.

10.13(11)	First Amendment to Credit and Security Agreements and Waiver of Default, dated November 3, 2008, by and between IRIDEX Corporation and Wells Fargo Bank, National Association.

10.14(9)	Letter Agreement, dated June 27, 2007, by and between American Medical Systems, Inc., a Delaware corporation, Laserscope, a California corporation and a wholly owned subsidiary of American Medical Systems, Inc., and IRIDEX Corporation, as amended.

10.15(9)	Letter amendment, dated July 31, 2007, by and between Laserscope and IRIDEX Corporation.

10.16(9)	Letter amendment, dated August 6, 2007, by and between Laserscope and IRIDEX Corporation.

10.17(9)	Security Agreement made by the Company in favor of each of American Medical Systems, Inc. and Laserscope, dated August 14, 2007.

10.18(9)	Patent, Trademark and Copyright Security Agreement by and between the Company and Mid-Peninsula Bank, dated July 31, 2007.

10.19(9)	Subordination Agreement by and between the Company, Mid-Peninsula Bank, American Medical Systems, Inc. and Laserscope, dated August 14, 2007.

10.20(14)	Amendment No. 1 to Investor Rights Agreement, dated as of March 31, 2009.

10.21(14)	Common Stock Purchase Warrant, dated March 31, 2009, issued to BlueLine Capital Partners, LP.

10.22(14)	Common Stock Purchase Warrant, dated March 31, 2009, issued to BlueLine Capital Partners II, LP.

10.23(14)	Common Stock Purchase Warrant, dated March 31, 2009, issued to BlueLine Capital Partners II, LP.

10.24(15)*	IRIDEX Corporation 2008 Equity Incentive Plan (as amended April 30, 2009).

10.25(15)*	IRIDEX Corporation 1998 Stock Plan (as amended April 30, 2009).

10.26(16)*	Form of 2008 Equity Incentive Plan Option Agreement

10.27(17)*	Form of Stand-alone stock option agreement.

10.28(18)*	2010 Employee Incentive Program Summary.

16.1(12)	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission, dated as of August 19, 2007.

21.1(1)	Subsidiaries of Registrant.

23.1	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See page 67).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Exhibits filed with the Registration Statement on Form SB-2 (No. 333-00320-LA) which was declared effective on February 15, 1996.
(2)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on November 21, 2007.
(3)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on September 7, 2007.
(4)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Registration Statement on Form S-8 on August 3, 2004.
(5)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2007.
(6)	Incorporated by reference to the appendix filed with the Registrant’s Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders which was filed on April 30, 2004.
(7)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Form 8-K on December 16, 2008.
(8)	Incorporated by reference to the appendix filed with the Registrant’s Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders which was filed on April 24, 2008.
(9)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-Q for the quarter ended September 29, 2007.
(10)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on April 2, 2008.
(11)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on November 7, 2008.
(12)	Incorporated by reference to Exhibit 16.1 filed with the Registrant’s Report on Form 8-K on August 29, 2007.
(13)	Incorporated by reference to Exhibit 2.1 filed with the Registrant’s Report on Form 8-K on December 6, 2006.
(14)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on April 6, 2009.
(15)	Incorporated by reference to the definitive proxy statement on Schedule 14A filed on May 4, 2009.
(16)	Incorporated by reference to Exhibit 99.1 filed with Registrant’s Registration Statement on Form S-8 on November 21, 2008.
(17)	Incorporated by reference to Exhibit 99.(d)(5) filed with the Registration Statement on Form SC TO-I July 30, 2009.
(18)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Report on Form 8-K on December 15, 2009.
(19)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-K for the year ended January 3, 2009.