Form 10-Q
period 2010-04-03
IRIDEX CORP
filed 2010-05-06
CIK 1006045

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares of common stock, $.01 par value, issued and outstanding as of April 30, 2010 was 8,969,413.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

IRIDEX Corporation

Condensed Consolidated Balance Sheets

(Unaudited, in thousands)

	April 3, 2010	January 2, 2010 (1)
Assets
Current assets:
Cash and cash equivalents	$6,365	$9,378
Accounts receivable, net of allowance for doubtful accounts of $660 in 2010 and $754 in 2009	7,651	7,482
Inventories, net	9,034	8,999
Prepaids and other current assets	546	470

Total current assets	23,596	26,329
Property and equipment, net	433	486
Other intangible assets, net	1,098	1,153
Other long term assets	301	323

Total assets	$25,428	$28,291

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,226	$1,872
Bank line of credit	—	3,520
Accrued compensation	1,930	2,171
Accrued expenses	1,973	1,983
Accrued warranty	1,047	1,165
Deferred revenue	2,421	2,405

Total current liabilities	9,597	13,116
Long Term Liabilities:
Deferred rent	182	149

Total liabilities	9,779	13,265

Stockholders’ equity:
Convertible preferred stock, $.01 par value:
Authorized: 2,000,000 shares;
Issued and outstanding: 500,000 shares in 2010 and 2009	5	5
Common stock
Authorized: 30,000,000 shares;
Issued and outstanding: 8,853,235 shares in 2010 and 8,848,360 shares in 2009	89	89
Additional paid-in capital	39,962	39,820
Accumulated other comprehensive loss	(216)	(212)
Treasury stock, at cost	(430)	(430)
Accumulated deficit	(23,761)	(24,246)

Total stockholders’ equity	15,649	15,026

Total liabilities and stockholders’ equity	$25,428	$28,291

(1)	Derived from the consolidated audited financial statements included in our annual report filed on Form 10-K with the SEC for the year ended January 2, 2010.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended
	April 3, 2010	April 4, 2009
Revenues:
Product revenues	$8,548	$8,260
Service revenues	2,210	2,476

Total revenues	10,758	10,736
Cost of revenues	5,533	5,688

Gross profit	5,225	5,048
Operating expenses:
Research and development	1,027	841
Sales and marketing	2,338	2,351
General and administrative	1,257	1,493

Total operating expenses	4,622	4,685

Income from operations	603	363
Interest and other expense, net	(62)	(139)

Income before provision for income taxes	541	224
Provision for income taxes	56	—

Net income	$485	$224

Net income per share - basic	$.05	$0.03

Net income per share - diluted	$.05	$0.02

Shares used in computing net income per share - basic	8,850	8,825

Shares used in computing net income per share - diluted	9,991	9,825

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended
	April 3, 2010	April 4, 2009
Net income	$485	$224
Foreign currency translation adjustments	(4)	27

Comprehensive income	$481	$251

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended
	April 3, 2010	April 4, 2009
Operating activities:
Net income	$485	$224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152	234
Stock compensation recognized	128	139
Provision for doubtful accounts	—	102
Provision for inventory reserves	70	120
Changes in operating assets and liabilities:
Accounts receivable	(230)	288
Inventories	(139)	360
Prepaids and other current assets	(82)	24
Other long term assets	22	(81)
Accounts payable	367	(464)
Accrued compensation	(241)	94
Accrued expenses	68	(98)
Other accrued liabilities	(79)	(59)
Deferred rent	33	—

Net cash provided by operating activities	554	883

Investing activities:
Purchases of property and equipment	(43)	(32)

Net cash used in investing activities	(43)	(32)

Financing activities:
Net proceeds from sale of common stock	14	—
Proceeds from borrowings	5,876	10,871
Repayment of borrowings	(9,396)	(11,394)

Net cash used in financing activities	(3,506)	(523)

Foreign exchange rate effect on cash and cash equivalent	(18)	27
Net increase (decrease) in cash and cash equivalents	(3,013)	355
Cash and cash equivalents at beginning of period	9,378	5,307

Cash and cash equivalents at end of period	$6,365	$5,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010. The results of operations for the three month period ended April 3, 2010 are not necessarily indicative of the results for the year ending January 1, 2011 or any future interim period.

Recently Issued and Adopted Accounting Standards

In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for a Securities and Exchange Commission filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.

In January 2010, the FASB issued accounting standards update on fair value measurement and disclosures, adding new requirements for disclosures for levels 1 and 2, separate disclosures and purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. This update was effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. Early adoption is permitted. We are currently evaluating the impact of adopting this standard on our financial statements.

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

2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended January 2, 2010, which was filed with the Securities and Exchange Commission on March 31, 2010.

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

In international regions outside of the United States and France, we utilize distributors to market and sell our products. We recognize revenue upon shipment for sales to these independent, third party distributors as we have no continuing obligations subsequent to shipment. Generally our distributors are responsible for all marketing, sales, installation, training and warranty labor coverage for our products. Our standard terms and conditions do not provide price protection or stock retention rights to any of our distributors.

Deferred Revenue

Revenue related to extended service contracts is deferred and recognized on a straight line basis over the period of the applicable service contract. Costs associated with these service arrangements are recognized as incurred. A reconciliation of the changes in the Company’s deferred revenue balance for the three months ended April 3, 2010 and January 2, 2010 is as follows:

	Three Months Ended
(in thousands)	April 3, 2010	January 2, 2010
Balance, beginning of period	$2,405	$2,713
Additions to deferral	1,404	1,282
Revenue recognized	(1,388)	(1,590)

Balance, end of period	$2,421	$2,405

Warranty

The Company accrues for estimated warranty cost upon shipment of products. Actual warranty costs incurred have not materially differed from those accrued. The Company’s warranty policy is applicable to products which are considered defective in their performance or fail to meet the product specifications. Warranty costs are reflected in the statement of operations as a cost of sales. A reconciliation of the changes in the Company’s warranty liability for the three months ended April 3, 2010 and January 2, 2010 is as follows:

	Three Months Ended
(in thousands)	April 3, 2010	January 2, 2010
Balance, beginning of period	$1,165	$1,168
Accruals for product warranties	45	54
Cost of warranty claims and adjustments	(163)	(57)

Balance, end of period	$1,047	$1,165

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

Information on the acquired intangible assets as of April 3, 2010 is as follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangible assets-
Trade Name	$380	$(380)	$—
Services – Contractual Customer Relationships	2,132	(1,034)	1,098
Other	171	(171)	—

Total	$2,683	$(1,585)	$1,098

Aggregate amortization expense for the quarter ended April 3, 2010 was $55,000.

Future estimated amortization expense (in thousands):
2010	$122
2011	$163
2012	$163
2013	$163
2014	$163
Thereafter	$324

3.	Inventories, net

The components of the Company’s inventories as of April 3, 2010 and January 2, 2010 are as follows:

(in thousands)	April 3, 2010	January 2, 2010
Raw materials and work in process	$4,910	$5,069
Finished goods	4,124	3,930

Total inventories	$9,034	$8,999

4.	Fair Value Measurement

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

At April 3, 2010, the Company had $6.4 million in cash and cash equivalents. Of this amount, approximately $4.4 million were in money market funds whose fair market value was obtained from real-time quotes for transactions in active markets involving identical assets. The Company did not have any Level 2 or Level 3 assets or liabilities at April 3, 2010.

5.	Bank Borrowings

Prior to March 25, 2010, the Company had a borrowing agreement with Wells Fargo Bank (the “Agreement”) that provided for an asset-based revolving line of credit of up to $8.0 million secured by a lien on substantially all of the Company’s assets. Interest was set at the greater of 5% or prime as published in the Wall Street Journal, plus 2% on floating rate advances and 3.5% on LIBOR advances, with a minimum monthly interest payment of $20 thousand.

On March 25, 2010, the Company repaid in full all amounts outstanding under its loan agreement with Wells Fargo Bank and terminated the credit facility.

6.	Stock Based Compensation

2008 Equity Incentive Plan

For the three months ended April 3, 2010, the only active share-based compensation plan is the 2008 Equity Incentive Plan (Incentive Plan). On June 11, 2008, the shareholders approved the adoption of the Incentive Plan. There are no material changes in the Incentive Plan from the 1998 Stock Plan. The maximum aggregate number of shares that may be awarded and sold under the Incentive Plan is 300,000 shares plus any shares subject to stock options or similar awards granted under the 1998 Stock Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 1998 Stock Plan that are forfeited to the Company on or after the date the 1998 Stock Plan expires. The terms and awards granted during the fiscal year 2008 under either plan were consistent with those described under the 1998 Stock Plan.

The following table summarizes information regarding activity in our stock option plan during the three months ended April 3, 2010:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at January 2, 2010	1,583,508	$3.91
Granted	42,300	$2.97
Exercised	(5,254)	$2.66
Canceled or forfeited	(21,801)	$7.77

Outstanding at April 3, 2010	1,598,753	$3.82	$1,916,469

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of April 1, 2010, that would have been received by option holders had all options holders exercised their stock options as of that date.

The weighted-average grant fair value of the options granted under the Company’s stock plans as calculated using Black-Scholes was $2.04 and $0.58 per share for the three months ended April 3, 2010 and April 4, 2009, respectively.

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	Three Months Ended
	April 3, 2010	April 4, 2009
Average risk free interest rate	2.52%	1.68%
Expected life (in years)	4.75 years	4.75 years
Dividend yield	0.0%	0.0%
Average volatility	89%	87.0%

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

The following table shows stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three months periods ended April 3, 2010 and April 4, 2009 (in thousands):

	Three Months Ended
	April 3, 2010	April 4, 2009
Cost of revenues	$32	$37
Research and development	24	22
Sales and marketing	23	30
General and administrative	49	50

	$128	$139

Approximately $8,000 and $9,000 of the stock based compensation expense recognized was capitalized into inventory as a component of overhead at April 3, 2010 and April 4, 2009, respectively.

7.	Income Taxes

Provision for Income Tax

Under Accounting Principles Board Opinion No. 28, Interim Financial Reporting (as codified in ASC topic 270, Interim Reporting (“ASC 270”)), we are required to make our best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. The Company recorded a provision for income tax of $56 thousand and $0 for the three months ended April 3, 2010 and April 4, 2009, respectively. The Company’s estimated annual effective tax rate was 10.23% and 0%, for the three months ended April 3, 2010 and April 4, 2009, respectively. The increase in our effective tax rate for the three months ended April 3, 2010 was associated primarily with the increase in income generated by our U.S. operations.

Deferred Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (as codified in ASC topic 740, Income Taxes (“ASC 740”)), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. As of January 2, 2010, the Company had a deferred tax asset of $12.8 million which is fully offset by a valuation allowance. When realized, the asset will be reflected on the Company’s balance sheet and the reversal of the corresponding valuation allowance will result in a tax benefit being recorded in the income statement in the respective period.

Uncertain Tax Positions

The Company accounts for its uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (as codified in ASC topic 740-10, Income Taxes (“ASC 740”)). The balance of gross unrecognized tax benefits as of April 3, 2010 was $637 thousand. If all of our uncertain tax positions were sustained in our favor, the Company would not recognize an aggregate tax benefit due to our valuation allowance against our deferred tax assets.

At April 3, 2010, the Company has accrued $67,000 for estimated interest and penalties related to uncertain tax positions.

The Company is currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate during the fiscal year.

The Company’s tax returns remain open to examination for tax years 2001 through 2009.

8.	Computation of Basic and Diluted Net Income Per Common Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares, plus common stock equivalents outstanding during the period which includes 1,000,000 shares of common stock issuable upon the conversion of 500,000 shares of convertible Series A Preferred Stock. Common stock equivalents include the effect of outstanding dilutive stock options computed using the treasury stock method.

A reconciliation of the numerator and denominator of basic net income per common share and diluted net income per common share is provided as follows (in thousands, except per share amounts):

	Three Months Ended
	April 3, 2010	April 4, 2009
Net income	$485	$224
Denominator
Weighted average common stock outstanding	8,850	8,825
Effect of dilutive securities	1,000	1,000
Weighted average common stock options	141	—

Total weighted average stock and options outstanding	9,991	9,825

Net income per common share	$0.05	$0.03

Diluted net income per common share	$0.05	$0.02

Options to purchase 1,598,753 shares of common stock at weighted average exercise price of $3.82 were outstanding as of April 3, 2010 of which 946,580 shares of common stock were not included in the computation of diluted net income per share because the inclusion of such shares would be anti-dilutive. Options to purchase 2,011,821 shares of common stock at weighted average exercise price of $4.79 were outstanding as of April 4, 2009 none of which were included in the computation of diluted net income per share because the inclusion of such shares would be anti-dilutive.

9.	Business Segments

The Company operates in two reportable segments: the ophthalmology segment and the aesthetics segment. In each segment the Company develops, manufactures, and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables and service and support activities.

Information on reportable segments for the three month periods ended April 3, 2010 and April 4, 2009 is as follows:

	Three Months Ended April 3, 2010			Three Months Ended April 4, 2009
(in thousands)	Ophthalmology	Aesthetics	Total	Ophthalmology	Aesthetics	Total
Revenues	$7,604	$3,154	$10,758	$7,544	$3,192	$10,736
Direct cost of revenues	2,084	1,024	3,108	2,092	1,248	3,340

Direct gross profit	$5,520	$2,130	7,650	$5,452	$1,944	7,396
Total unallocated indirect costs			(7,109)			(7,172)

Pre-tax income			$541			$224

Direct cost of revenues includes standard product cost (direct material, labor and fringe) and any warranty and unit royalty due. Indirect costs of manufacturing, research and development, sales and marketing, and general and administrative costs are not allocated to the segments.

Our revenues by reportable segment by geographic region, based on the location at which each sale originates, is summarized as follows:

	Three Months Ended April 3, 2010			Three Months Ended April 4, 2009
(in thousands)	Ophthalmology	Aesthetics	Total	Ophthalmology	Aesthetics	Total
Domestic	$4,025	$1,668	$5,693	$4,321	$2,044	$6,365
International	3,579	1,486	5,065	3,223	1,148	4,371

Total revenues	$7,604	$3,154	$10,758	$7,544	$3,192	$10,736

No one customer accounted for more than 10% of total revenue for the three months ended April 3, 2010 and April 4, 2009, respectively.

The Company’s assets and liabilities are not evaluated on a segment basis. Accordingly, no disclosure of segment assets and liabilities is provided.

10.	Subsequent Event

On April 8, 2010, the Company acquired substantially all of the assets of RetinaLabs, Inc. (RetinaLabs). Pursuant to the terms of the purchase agreement, the Company acquired RetinaLabs’ existing product family together with certain additional intellectual property that the Company anticipates incorporating into future products. The purchase price for the acquired assets consisted of $250,000 in cash consideration and 115,000 unregistered shares of the Company’s common stock issued at closing, and an earn-out. The earn-out is tied to future revenues and could result in additional cash and share consideration to RetinaLabs based on the future performance of the acquired products and intellectual property.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to levels of future sales and operating results; gross margins; managing cash flows; general economic conditions and levels of international sales; corporate strategy; effects of seasonality; FDA inspections; and our current and future liquidity and capital requirements; and levels of future investment in research and development efforts. In some cases, forward-looking statements can be identified by terminology, such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including as a result of the factors set forth under “Factors That May Affect Future Operating Results” and other risks detailed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010 and detailed from time to time in our reports filed with the Securities and Exchange Commission. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report on Form 10-Q. We undertake no obligation to update such forward-looking statements to reflect events or circumstances occurring after the date of this report.

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

We manage and evaluate our business in two segments – ophthalmology and aesthetics. We further break down these segments by geography – Domestic (US) and International (the rest of the world). In addition, within ophthalmology, we review trends by laser system sales (consoles and durable delivery devices) and recurring sales (single use consumable laser probes (“consumables”), service and support).

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

Cost of revenues consists primarily of the cost of purchasing components and sub-systems, assembling, packaging, shipping and testing components at our facility, direct labor and associated overhead, and our U.S. field service organization which supports our aesthetics products domestically.

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

Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the periods included.

	Three Months Ended
	April 3, 2010	April 4, 2009
Revenues:
Product revenues	79.5%	76.9%
Service revenues	20.5%	23.1%

Total revenues	100.0%	100.0%
Cost of revenues	51.4%	53.0%

Gross Margin	48.6%	47.0%
Operating expenses:
Research and development	9.6%	7.8%
Sales and marketing	21.7%	21.9%
General and administrative	11.7%	13.9%

Total operating expenses	43.0%	43.6%

Income from operations	5.6%	3.4%
Interest and other expense, net	(0.6)%	(1.3)%

Income before provision for income tax	5.0%	2.1%
Provision for income taxes	0.5%	—%

Net income	4.5%	2.1%

Revenues

Total revenue remained more or less constant, increasing 0.2% to $10.8 million for the three months ended April 3, 2010 from $10.7 million for the three months ended April 4, 2009. Ophthalmology revenues increased marginally and aesthetics revenues remained constant.

Ophthalmology revenues increased 0.8% or $0.1million from $7.5 million to $7.6 million. Domestic ophthalmology systems increased $0.3 million, or 34.1%, from $0.8 million to $1.1 million. We have continued to see a return of customers willing to make capital equipment expenditures as the economic uncertainty diminishes. International ophthalmology systems increased $0.4 million, or 20.5%, from $1.9 million to $2.3 million. International demand remains strong across a broad array of countries helped by the recovering global economy. Ophthalmology recurring revenues consisting of consumables and service decreased $0.4 million, or 10.1%, from $4.4 million to $4.0 million, although we did see a recovery of $0.2 million or 4.1% over the preceding quarter. Recurring revenues may have been impacted by a reduction in procedure rates in 2009 and we may be seeing some recovery based on improving economic conditions. OEM revenues reduced to $0.2 million from $0.4 million. Our OEM revenue is generated from a long standing relationship and demand for the end user products is decreasing.

Aesthetics revenues in total remained constant at $3.2 million. International aesthetics system revenues increased $0.31 million or 42.4%, from $0.8 million to $1.1 million and domestic aesthetics system revenues decreased $0.2 million or 26.7%, from $0.8 million to $0.6 million. Service revenues decreased $0.2 million or 11.9%, from $1.6 million to $1.4 million. Aesthetics systems revenues fluctuate period to period due to the timing of individual deals because of the relatively high price and low volume of systems being sold. This effect is magnified for international sales where distributors often place multiple system orders at one time.

Gross profit and gross margin

Gross profit for the quarter ended April 3, 2010 was $5.2 million compared with $5.0 million for the comparable quarter of the prior year, an increase of $0.2 million. This reflected an improvement of gross margins to 48.6% of revenues for the quarter ended April 3, 2010 compared with 47.0% of revenues for the same quarter a year earlier.

Margins after direct costs improved from 68.9% to 71.1% due to favorable product mix. Direct costs include standard material, labor, warranty and royalty costs where applicable. Manufacturing and service expenses increased and negatively impacted margins by 3.1%. Other manufacturing variances including adjustments for overhead absorbed on inventory were favorable, resulting in a 2.5% improvement to margins. Gross margins as a percentage of sales will continue to fluctuate due to changes in the relative proportions of domestic and international sales, the product mix of sales, costs associated with future product introductions and total unit volume changes that lead to greater or lesser production efficiencies and a variety of other factors. See Item 1A. “Risk Factors — Factors That May Affect Future Results — “Our Operating Results May Fluctuate from Quarter to Quarter and Year to Year.”

Research and development

Research and development (R&D) expenses increased by $0.2 million or 22%, to $1.0 million from $0.8 million for the quarter ended April 3, 2010 compared to the same period of the prior year. R&D expenses increased due to increased consumption of project materials.

Sales and marketing

Sales and marketing expenses decreased $0.1 million or 4.6% to $2.3 million from $2.4 million for the quarter ended April 3, 2010 compared to the same period of the prior year. The decrease in sales and marketing spending was the result of lower promotional costs.

General and administrative

General and administrative expenses decreased by $0.2 million or 15.8%, to $1.3 million from $1.5 million for the quarter ended April 3, 2010 compared to the same period of the prior year. The decrease in general and administrative spending is primarily attributable to a reduction in professional fees. The decrease was partially offset by $0.1 million of acquisition costs incurred in the current quarter in conjunction with the acquisition of RetinaLabs, Inc.

Interest and other expense, net

Interest and other expense of $0.1 million consisted primarily of interest expense and translation losses due to the change in foreign exchange rates for the quarter ended April 3, 2010, consistent with the quarter ended April 4, 2009. The interest expense relates to the bank debt outstanding in the respective periods offset by interest earned on cash deposits.

Income Taxes

Significant components affecting the effective tax rate include pre-tax income, changes in valuation allowance, Federal and state R&D tax credits, the state composite tax rate and recognition of certain deferred tax assets subject to valuation allowance. For the three month periods ended April 3, 2010 and April 4, 2009, the Company recorded $56,000 income tax provision and $0 income tax expense, respectively.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of April 3, 2010, we had cash and cash equivalents of $6.4 million and working capital of $14.3 million compared to $9.4 million and $13.2 million, respectively as of January 2, 2010. During the quarter the Company repaid amounts owed to Wells Fargo Bank and terminated the credit agreement. It is management’s intention to enter into a new banking agreement in the near future.

For the three months ended April 3, 2010, net cash provided by operating activities was $0.6 million. Management is of the opinion that the Company’s current cash and cash equivalents together with our ability to generate cash flows from operations provide sufficient liquidity to operate for the next 12 months.

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

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 3, 2010. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

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

We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K filed with the SEC on March 31, 2010.

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

* We Depend on International Sales for a Significant Portion of Our Operating Results.

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the quarter ended April 3, 2010, our international sales were $5.1 million or 47.1% of total sales. We anticipate that international sales will continue to account for a significant portion of our revenues, particularly ophthalmology, in the foreseeable future. None of our international revenues and costs has been denominated in foreign currencies, other than sales made by our French subsidiary. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. The factors stated above could have a material adverse effect on our business, financial condition or results of operations. Our international operations and sales are subject to a number of other risks and potential costs, including:

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

We Face Strong Competition in Our Markets and Expect the Level of Competition to Grow in the Foreseeable Future.

Competition in the market for devices used for ophthalmic and aesthetics treatment procedures is intense and is expected to increase. Our competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. Our principal competitors in ophthalmology are Alcon, Inc., Carl Zeiss Meditec AG, Nidek Co. Ltd., Synergetics, Inc., Ellex Medical Lasers, Ltd. and Lumenis Ltd. Most of these companies currently offer a competitive, semiconductor-based laser system for ophthalmology. Also within ophthalmology, pharmaceutical alternative treatments for AMD such as Lucentis/Avastin (Genentech), and to a lesser extent Visudyne (Novartis) and Macugen (OSI Pharmaceuticals), compete rigorously with traditional laser procedures.

In aesthetics, our principal competitors are Cutera, Inc., Syneron Medical Ltd, Palomar Technologies, Inc., Sciton, Inc., Lumenis Ltd. and Cynosure, Inc. These competitors have more sales representatives supporting broader product lines. Some competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do.

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

During the past several quarters, macro-economic issues involving the broader financial markets, including the housing and credit system and general liquidity issues in the securities markets, have negatively impacted the economy and have and may in the future negatively affect our growth. In addition, weak economic conditions and declines in consumer spending and consumption may harm our operating results. Purchases of our products are often discretionary. In the current economic climate, customers or potential customers may delay, reduce or forego their purchases of our products and services, which has impacted and could in the future impact, our business in a number of ways, including lower prices for our products and services and reduced or delayed sales. Although economic uncertainty appears to be diminishing, there could be a number of follow-on effects from the economic downturn on our business, including insolvency of key suppliers resulting in product delays, delays in customer payments of outstanding accounts receivable and/or customer insolvencies, counterparty failures negatively impacting our operations, and increased expense or inability to obtain future financing.

If the negative macro-economic conditions recur, or if the economy enters a prolonged period of decelerating growth, our results of operations may be harmed.

If There is Insufficient Demand for the Aesthetics Procedures Performed with Our Products, Practitioner Demand for Our Products Could be Inhibited, Resulting in Unfavorable Operating Results and Reduced Growth Potential.

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

If, as a result of these factors, there is insufficient demand for the procedures performed with our aesthetics products, practitioner demand for our aesthetics products could be reduced, resulting in unfavorable operating results and lower growth potential.

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

* Efforts to Acquire Additional Companies or Product Lines May Divert Our Managerial Resources Away from Our Business Operations, and If We Complete Additional Acquisitions, We May Incur or Assume Additional Liabilities or Experience Integration Problems.

Since 1989, we have completed 5 acquisitions, including our recent acquisition of substantially all of the assets of RetinaLabs, Inc. in April 2010. Going forward, we may seek to acquire additional businesses or product lines for various reasons, including adding new products, adding new customers, increasing penetration with existing customers, adding new manufacturing capabilities or expanding into new geographic markets. Our ability to successfully grow through additional acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financings. These additional efforts could divert the attention of our management and key personnel from our business operations. If we complete additional acquisitions, we may also experience:

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

* Our Future Levels of Indebtness May Limit Our Ability to Operate Our Business, Finance Acquisitions and Pursue Business Strategies.

As of April 3, 2010, our cash balance was $6.4 million, during the quarter we repaid and terminated our credit facility and we currently do not have a bank line of credit. If we are unable to maintain positive cash flows we may need to obtain debt financing to sustain our operations. In addition it is our goal to seek growth through investments in internal programs and acquisitions both of which may result in us increasing our debt levels. Increased levels of debt and obligations may, among other things:

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

Credit markets remain very fragile. We cannot assure you that financing or refinancing will be available on a timely basis or on satisfactory terms, if at all. To the extent we incur indebtedness or other obligations in the future, the risks associated with our indebtedness described above, including our possible inability to service our debt, would increase.

Our Future Success Depends on Our Ability to Develop and Successfully Introduce New Products and New Applications.

Our future success is dependent upon, among other factors, our ability to develop, obtain regulatory approval or clearance of, manufacture and market new products. Successful commercialization of new products and new applications will require that we effectively transfer production processes from research and development to manufacturing and effectively coordinate with our suppliers. In addition, we must successfully sell and achieve market acceptance of new products and applications and enhanced versions of existing products. The extent of, and rate at which, market acceptance and penetration are achieved by future products is a function of many variables, which include, among other things, price, safety, efficacy, reliability, marketing and sales efforts, the development of new applications for these products, the availability of third-party reimbursement of procedures using our new products, the existence of competing products and general economic conditions affecting purchasing patterns. Our ability to market and sell new products may also be subject to government regulation, including approval or clearance by the United States Food and Drug Administration (FDA) and foreign government agencies. Any failure in our ability to successfully develop and introduce new products or enhanced versions of existing products and achieve market acceptance of new products and new applications could have a material adverse effect on our operating results and would cause our net revenues to decline.

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

We Rely on Patents and Proprietary Rights to Protect our Intellectual Property and Business.

Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued fifteen United States patents and five foreign patents on the technologies related to our products and processes. We have approximately six pending patent applications in the United States and five foreign pending patent applications that have been filed. Our patent applications may not be approved. In connection with the acquisition of the AMS/Laserscope aesthetic products, we acquired a royalty-free license to eleven of the AMS/Laserscope patents. In addition, we acquired a license to a Palomar patent under which royalties are paid to Palomar based upon a percentage of sales of certain products acquired from AMS/Laserscope. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.

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

If We Fail to Accurately Forecast Demand For Our Products and Component Requirements For the Manufacture of Our Products, We Could Incur Additional Costs or Experience Manufacturing Delays and May Experience Lost Sales or Significant Inventory Carrying Costs.

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

* Our Stock Price Has Been and May Continue to be Volatile and an Investment in Our Common Stock Could Suffer a Decline in Value.

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. In addition, the trading price of our common stock has been significantly adversely affected by our recent operating performance and by liquidity issues. In the quarter ended April 3, 2010, the trading price of our common stock fluctuated from a low of $2.90 per share to a high of $4.49 per share. There can be no assurance our common stock trading price will not suffer declines. From time to time, we meet with investors and potential investors. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes. These broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

We are currently required to demonstrate and maintain compliance with the FDA’s Quality System Regulation (QSR). The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. Because our products involve the use of lasers, our products also are covered by a performance standard for lasers set forth in FDA regulations. The laser performance standard imposes specific record-keeping, reporting, product testing and product labeling requirements. These requirements include affixing warning labels to laser products, as well as incorporating certain safety features in the design of laser products. The FDA enforces the QSR and laser performance standards through periodic unannounced inspections. We have been, and anticipate in the future being, subject to such inspections. Our failure to take satisfactory corrective action in response to an adverse QSR inspection or our failure to comply with applicable laser performance standards could result in enforcement actions, including a public warning letter, a shutdown of our manufacturing operations, a recall of our products, civil or criminal penalties, or other sanctions, such as those described in the preceding risk factor above, which would cause our sales and business to suffer.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Exhibit Title

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

IRIDEX Corporation (Registrant)

Date: May 6, 2010	By:	/s/ THEODORE A. BOUTACOFF
		Name:	Theodore A. Boutacoff
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Exhibit Index

Exhibit No.	Exhibit Title

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.