Form 10-Q
period 2010-07-03
IRIDEX CORP
filed 2010-08-05
CIK 1006045

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-27598

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares of the registrant’s common stock, $0.01 par value, issued and outstanding as of July 30, 2010 was 8,974,095.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

IRIDEX Corporation

Condensed Consolidated Balance Sheets

(Unaudited, in thousands except for share data)

	July 3, 2010	January 2, 2010(1)
Assets
Current assets:
Cash and cash equivalents	$7,000	$9,378
Accounts receivable, net of allowance for doubtful accounts of $431 in 2010 and $754 in 2009	6,616	7,482
Inventories, net	9,479	8,999
Prepaids and other current assets	552	470

Total current assets	23,647	26,329
Property and equipment, net	386	486
Other long-term assets	250	323
Other intangible assets, net	1,892	1,153
Goodwill	473	—

Total assets	$26,648	$28,291

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,013	$1,872
Bank line of credit	—	3,520
Accrued compensation	1,691	2,171
Accrued expenses	1,584	1,983
Accrued warranty	1,150	1,165
Deferred revenue	2,266	2,405

Total current liabilities	8,704	13,116
Long-term liabilities:
Other long-term liabilities	573	149

Total liabilities	9,277	13,265

Stockholders’ equity:
Convertible preferred stock, $0.01 par value:
Authorized: 2,000,000 shares;
Issued and outstanding: 500,000 shares in 2010 and 2009	5	5
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding: 8,974,095 shares in 2010 and 8,848,360 shares in 2009	89	89
Additional paid-in capital	40,859	39,820
Accumulated other comprehensive loss	(205)	(212)
Treasury stock, at cost	(430)	(430)
Accumulated deficit	(22,947)	(24,246)

Total stockholders’ equity	17,371	15,026

Total liabilities and stockholders’ equity	$26,648	$28,291

(1)	Derived from the consolidated audited financial statements included in our annual report filed on Form 10-K with the SEC for the year ended January 2, 2010.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Revenues:
Product revenues	$7,805	$8,271	$16,353	$16,532
Service revenues	2,085	2,242	4,295	4,717

Total revenues	9,890	10,513	20,648	21,249
Cost of revenues	5,354	5,684	10,887	11,372

Gross profit	4,536	4,829	9,761	9,877

Operating expenses:
Research and development	966	906	1,993	1,747
Sales and marketing	2,327	2,211	4,665	4,562
General and administrative	1,108	1,313	2,365	2,806

Total operating expenses	4,401	4,430	9,023	9,115

Income from operations	135	399	738	762
Legal settlement	800	800	800	800
Interest and other income (expense), net	(50)	6	(112)	(133)

Income before income taxes	885	1,205	1,426	1,429
Provision for income taxes	71	7	127	7

Net income	$814	$1,198	$1,299	$1,422

Net income per share - basic	$0.09	$0.13	$0.15	$0.16

Net income per share - diluted	$0.08	$0.12	0.13	$0.14

Shares used in computing net income per share - basic	8,965	8,844	8,907	8,835

Shares used in computing net income per share - diluted	10,197	10,107	10,094	9,966

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net income	$814	$1,198	$1,299	$1,422
Foreign currency translation adjustments	11	(31)	7	(4)

Comprehensive income	$825	$1,167	$1,306	$1,418

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended
	July 3, 2010	July 4, 2009
Operating activities:
Net income	$1,299	$1,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	276	446
Stock compensation recognized	269	277
Provision for doubtful accounts	—	102
Tax effect of stock compensation expense	—	129
Provision for inventory reserves	150	(292)
Changes in operating assets and liabilities:
Accounts receivable	866	743
Inventories	(630)	1,831
Prepaids and other current assets	(82)	(58)
Other long-term assets	73	(105)
Accounts payable	141	(1,026)
Accrued compensation and expense	(834)	(361)
Accrued warranty	(15)	(160)
Deferred revenue	(139)	(63)

Net cash provided by operating activities	1,374	2,885

Investing activities:
Purchases of property and equipment	(76)	(48)
Purchase of RetinaLabs	(225)	—

Net cash used in investing activities	(301)	(48)

Financing activities:
Net proceeds from sale of common stock	62	—
Proceeds from borrowings	5,876	21,934
Repayment of borrowings	(9,396)	(23,456)

Net cash used in financing activities	(3,458)	(1,522)

Foreign exchange rate effect on cash and cash equivalent	7	(4)

Net increase (decrease) in cash and cash equivalents	(2,378)	1,311
Cash and cash equivalents at beginning of period	9,378	5,307

Cash and cash equivalents at end of period	$7,000	$6,618

Supplemental non-cash activities:
Contingent consideration – earn out	$380	$—
Shares issued at acquisition	444	—
Contingent consideration – additional shares	264	—

Total supplemental non-cash activities	$1,088	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IRIDEX Corporation (“Company”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and pursuant to the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010. The results of operations for the six month period ended July 3, 2010 are not necessarily indicative of the results for the year ending January 1, 2011 or any future interim period.

Recently Issued and Adopted Accounting Standards

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.

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

In October 2009, the FASB issued FASB Accounting Standards Update 2009-13. FASB Accounting Standards Update 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (“deliverables”) separately rather than as a combined unit. Specifically, this guidance amends the criteria in the “Revenue Recognition – Multiple-Element Arrangements” subtopic of the Codification for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also estimates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. FASB Accounting Standards Update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with the option to provide retrospective presentation for prior years. Early adoption is permitted. The Company does not expect the adoption of FASB Standards Update 2009-13 will have a material impact on the Company’s Consolidated Financial Statements.

2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended January 2, 2010, which was filed with the Securities and Exchange Commission on March 31, 2010.

Revenue Recognition

Our revenues arise from the sale of laser consoles, delivery devices, consumables and service and support activities. Revenue from product sales is recognized upon receipt of a purchase order and product shipment provided that no significant obligations remain and collection of the receivables is reasonably assured. Shipments are generally made with Free-On-Board (“FOB”) shipping point terms, whereby title passes upon shipment from our dock. Any shipments with FOB receiving point terms are recorded as revenue when the shipment arrives at the receiving point. Cost is recognized as product sales revenue is recognized. The Company’s sales may include post-sales obligations for training or other deliverables. For revenue arrangements such as these, we recognize revenue in accordance with the Revenue Recognition, Multiple-Element Arrangements Section of Subtopic ASC 605-25. When the Company has objective and reliable evidence of fair value of the undelivered elements, it defers revenue attributable to the post-sale obligations and recognizes such revenue when the obligation is fulfilled. Otherwise, the Company defers all revenue related to the transaction until all elements are delivered. Revenue relating to service contracts is recognized on a straight line basis over the period of the applicable service contract. We recognize repair service revenue upon completion of the work.

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

Deferred Revenue

Revenue related to extended service contracts is deferred and recognized on a straight line basis over the period of the applicable service contract. Costs associated with these service arrangements are recognized as incurred. A reconciliation of the changes in the Company’s deferred revenue balance for the six months ended July 3, 2010 and January 2, 2010 is as follows:

	Six Months Ended
(in thousands)	July 3, 2010	January 2, 2010
Balance, beginning of period	$2,405	$2,678
Additions to deferral	2,606	2,793
Revenue recognized	(2,745)	(3,066)

Balance, end of period	$2,266	$2,405

Warranty

The Company accrues for estimated warranty cost upon shipment of products. Actual warranty costs incurred have not materially differed from those accrued. The Company’s warranty policy is applicable to products which are considered defective in their performance or fail to meet the product specifications. Warranty costs are reflected in the statement of operations as a cost of sales. A reconciliation of the changes in the Company’s warranty liability for the six months ended July 3, 2010 and January 2, 2010 is as follows:

	Six Months Ended
(in thousands)	July 3, 2010	January 2, 2010
Balance, beginning of period	$1,165	$1,185
Accruals for product warranties	87	82
Cost of warranty claims and adjustments	(102)	(102)

Balance, end of period	$1,150	$1,165

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. In accordance with ASC 350-20, goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

The carrying amount of goodwill and the changes to those balances are as follows:

	Six Months Ended
(in thousands)	July 3, 2010	January 2, 2010
Balance, beginning of period	$—	$—
Goodwill resulting from acquisitions	473	—

Balance, end of period	$473	$—

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

Future changes in events or circumstances, such as an inability to achieve the cash flows determined above, may indicate that the recorded value of the intangible assets will not be recovered through future cash flows, or if the fair value is determined to be less than its carrying value, the Company may be required to record an additional impairment charge for the intangible assets or further modify the period of expected lives for the intangible assets.

Information on the acquired intangible assets as of July 3, 2010 is as follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangible assets-
Patents	600	—	600
Customer Relationships	2,372	(1,080)	1,292
Other	171	(171)	—

Total	3,143	(1,251)	1,892

Aggregate amortization expense for the six months ended July 3, 2010 was $101,000.

Future estimated amortization expense (in thousands):
2010	122
2011	277
2012	337
2013	418
2014	250
Thereafter	488

3.	Business Combination

On April 8, 2010, the Company acquired substantially all of the assets of RetinaLabs, Inc. (“RetinaLabs”). Pursuant to the terms of the purchase agreement, the Company acquired RetinaLabs’ existing product family together with certain additional intellectual property that the Company anticipates incorporating into future products. The purchase price for the acquired assets consisted of $250,000 in cash consideration and 115,000 unregistered shares of the Company’s common stock issued at closing, and an earn-out. The earn-out is tied to future revenues and could result in additional cash and share consideration to RetinaLabs based on the future performance of the acquired products and intellectual property.

In accordance with ASC 805-10, the acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired from RetinaLabs at the date of acquisition are recorded in the consolidated financial statements at their respective fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill in the amount of $473 thousand. This goodwill is expected to be non-deductible for tax purposes. The purchase price includes the fair value of the earn out which is recorded as a long-term liability.

We incurred $76 thousand of direct costs associated with the acquisition that were expensed as a component of general and administrative expense in the second quarter 2010, and the results of operations related to the Company’s generation of sales of RetinaLabs’ active products are included in the consolidated financial statements from the date of the acquisition.

The determination of estimated fair value of acquired assets and liabilities requires management to make significant estimates and assumptions. We determined the fair value by applying established valuation techniques, based on information that management believed to be relevant to this determination. The following table summarizes the preliminary purchase price allocation of the fair value of the assets acquired at the date of acquisition, as adjusted:

The purchase price was as follows (in thousands):

Cash	$225
Net present value of shares of common stock issued	708
Net present value of contingent consideration – earn out	380

Total purchase price	$1,313

The cost of the acquisition was allocated as follows (in thousands):

Identifiable intangible assets:
Patents	$600
Customer-related	240
Goodwill	473

Total purchase price	$1,313

Valuing certain components of the acquisition, including primarily identifiable intangible assets, goodwill, and the earn out liability, required us to make estimates that may be adjusted in the future.

Identifiable intangible assets. Intangible assets included in the purchase price allocation consist of: (a) technology patents of $600 thousand assigned an economic useful life whereby the economic value of the asset is its ability to provide the Company relief from royalty and is being amortized on a 10% of revenues generated per units sold, and (b) customer-related intangible assets of $240 thousand assigned an economic life of 15 years being amortized on the straight line method.

Goodwill. Approximately $473 thousand has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. In accordance with ASC 350-20, goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, we will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

4.	Inventories, net

The components of the Company’s inventories as of July 3, 2010 and January 2, 2010 are as follows:

(in thousands)	July 3, 2010	January 2, 2010
Raw materials and work in process	$5,203	$4,791
Finished goods	4,276	4,208

Total inventories	$9,479	$8,999

5.	Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

•

Level 2: Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument.

•

Level 3: Unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

As of July 3, 2010 and January 2, 2010, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

	July 3, 2010				January 2, 2010
	Fair Value Measurements				Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$5,300			$5,300	$6,261			$6,261
Liabilities
Contingent consideration
Earn-out			$380	$380
Shares			$708	$708

The Company’s Level 1 financial assets are money market funds whose fair values are based on quoted market prices. The Company does not have any Level 2 financial assets or liabilities. The Company’s Level 3 financial liabilities are related to the fair value of the contingent consideration (number of shares of common stock to be issued and the earn-out to be paid) in connection with the RetinaLabs acquisition. At July 3, 2010, observable market information was not available to determine the fair value of the Company’s contingent consideration. Therefore, the fair value is based on valuation models that relied on Level 3 inputs including those that are based on probability of outcomes, expected cash flow streams, market discount rates and overall capital market liquidity. The valuation of the Company’s RetinaLabs acquisition is subject to uncertainties that are difficult to predict.

6.	Bank Borrowings

On June 11, 2010, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“Lender”) providing for a $5.0 million secured revolving loan facility, with availability to be subject to an accounts receivable borrowing base formula in certain circumstances. As of July 3, 2010, no loans have been made or requested under the Loan Agreement.

Borrowings under the revolving loan facility accrue interest at a per annum rate equal to the Lender’s prime rate as in effect from time to time plus a margin, subject to a minimum prime rate of 4.00%. Interest on borrowings under the revolving loan facility is payable monthly. The Company may borrow, repay and reborrow funds under the revolving loan facility until June 11, 2012, at which time the revolving loan facility matures and all outstanding amounts under the revolving loan facility must be repaid. In certain circumstances, the Company may be required to immediately repay principal amounts outstanding when it receives payments on its accounts receivable. On June 11, 2010, the Company paid a commitment fee of $12,500 and is required to pay a commitment fee of $12,500 on June 11, 2011. In the event the Company elects to terminate the revolving loan facility before the maturity date, the Company is required to pay a fee in the amount of $50,000.

All obligations under the Loan Agreement are secured by substantially all of the property of the Company, excluding the Company’s intellectual property but including any proceeds derived from the Company’s intellectual property.

The Loan Agreement contains customary covenants for a revolving loan facility of this size and type that include, among others, covenants that limit the Company’s and its subsidiaries’ ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on the Company’s capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. The Loan Agreement also contains a financial covenant requiring the Company to maintain a certain adjusted quick ratio. As of July 3, 2010, the Company was in compliance with all the loan covenants.

The Loan Agreement contains customary events of default for a revolving loan facility of this size and type that include, among others, non-payment defaults, covenant defaults, a default in the event a material adverse change occurs, defaults in the event the Company’s assets are attached or the Company is enjoined from doing business, bankruptcy and insolvency defaults, cross-defaults to certain other material indebtedness, material judgment defaults, and inaccuracy of representations and warranties. The occurrence of an event of default could result in an increase to the applicable interest rate of 5.0%, an acceleration of all obligations under the Loan Agreement, an obligation of the Company to repay all obligations in full, and a right by the Lender to exercise all remedies available to it under the Loan Agreement.

7.	Stock Based Compensation

2008 Equity Incentive Plan

For the six months ended July 3, 2010, the only active share-based compensation plan is the 2008 Equity Incentive Plan (“Incentive Plan”). On June 11, 2008, the stockholders approved the adoption of the Incentive Plan. There are no material changes in the Incentive Plan from the 1998 Stock Plan. The maximum aggregate number of shares that may be awarded and sold under the Incentive Plan is 300,000 shares plus any shares subject to stock options or similar awards granted under the 1998 Stock Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 1998 Stock Plan that are forfeited to the Company on or after the date the 1998 Stock Plan expires. The terms and awards granted during the fiscal year 2008 under either plan were consistent with those described under the 1998 Stock Plan.

The following table summarizes information regarding activity in our stock option plan during the six months ended July 3, 2010:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at January 2, 2010	1,583,508	$3.91
Granted	193,300	$3.99
Exercised	(22,235)	$2.82
Canceled or forfeited	(69,491)	$7.62

Outstanding at July 3, 2010	1,685,082	$3.77	$1,417,237

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of July 2, 2010, that would have been received by option holders had all options holders exercised their stock options as of that date.

The weighted-average grant fair value of the options granted under the Company’s stock plans as calculated using Black-Scholes was $2.71 and $1.22 per share for the six months ended July 3, 2010 and July 4, 2009, respectively.

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Average risk free interest rate	1.89%	2.63%	2.03%	2.23%
Expected life (in years)	4.75 years	4.75 years	4.75 years	4.75 years
Dividend yield	0.0%	0.0%	0.0%	0.0%
Average volatility	88%	90%	88%	89%

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

The following table shows stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and six month periods ended July 3, 2010 and July 4, 2009 (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Cost of revenues	$30	$37	$62	$74
Research and development	24	16	48	38
Sales and marketing	34	34	63	64
General and administrative	53	51	96	101

	$141	$138	$269	$277

Approximately $5 thousand and $6 thousand of the stock based compensation expense recognized was capitalized into inventory as a component of overhead at July 3, 2010 and July 4, 2009, respectively.

8.	Income Taxes

Provision for Income Tax

Under Accounting Principles Board Opinion No. 28, Interim Financial Reporting (as codified in ASC topic 270, Interim Reporting (“ASC 270”)), we are required to make our best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. The Company recorded a provision for income tax of $127 thousand for the six months ended July 3, 2010, and $7 thousand for the six months ended July 4, 2009, respectively. The Company’s estimated annual effective tax rate was 14.24% and 11.41% for the six month ended July 3, 2010 and July 4, 2009, respectively. The increase in our effective tax rate for the six months ended July 3, 2010 was associated primarily with the increase in income generated by our U.S. operations.

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

Uncertain Tax Positions

The Company accounts for its uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (as codified in ASC topic 740-10, Income Taxes (“ASC 740”)). The balance of gross unrecognized tax benefits as of July 3, 2010 was $637 thousand. If all of our uncertain tax positions were sustained in our favor, the Company would not recognize an aggregate tax benefit due to our valuation allowance against our deferred tax assets.

At July 3, 2010, the Company has accrued $67 thousand for estimated interest and penalties related to uncertain tax positions.

The Company is currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate during the fiscal year.

The Company’s tax returns remain open to examination for tax years 2001 through 2009.

9.	Computation of Basic and Diluted Net Income Per Common Share

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

A reconciliation of the numerator and denominator of basic net income per common share and diluted net income per common share is provided as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net income	$814	$1,198	$1,299	$1,422
Denominator
Weighted average common stock outstanding	8,976	8,844	8,913	8,835
Effect of dilutive securities	1,000	1,000	1,000	1,000
Weighted average common stock options	221	263	181	131

Total weighted average stock and options outstanding	10,197	10,107	10,094	9,966

Net income per common share	$0.09	$0.13	$0.15	$0.16

Diluted net income per common share	$0.08	$0.12	$0.13	$0.14

For the six months ended July 3, 2010, options to purchase 1,685,082 shares of common stock at weighted average exercise price of $3.77 were outstanding of which 836,061 shares of common stock were not included in the computation of diluted net income per share because the inclusion of such shares would be anti-dilutive. For the six months ended July 4, 2009, options to purchase 1,851,258 shares of common stock at weighted average exercise price of $4.62 were outstanding 778,400 of which were not included in the computation of diluted net income per share because the inclusion of such shares would be anti-dilutive.

10.	Business Segments

The Company operates in two reportable segments: the ophthalmology segment and the aesthetics segment. In each segment the Company develops, manufactures, and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables and service and support activities.

Information on reportable segments for the three and six month periods ended July 3, 2010 and July 4, 2009 is as follows:

	Three Months Ended July 3, 2010			Three Months Ended July 4, 2009
(in thousands)	Ophthalmology	Aesthetics	Total	Ophthalmology	Aesthetics	Total
Revenues	$7,668	$2,222	$9,890	$7,652	$2,861	$10,513
Direct cost of revenues	2,289	589	2,878	2,101	1,254	3,355

Direct gross profit	$5,379	$1,633	7,012	$5,551	$1,607	7,158
Total unallocated indirect costs			(6,127)			(5,953)

Pre-tax income			$885			$1,205

	Six Months Ended July 3, 2010			Six Months Ended July 4, 2009
(in thousands)	Ophthalmology	Aesthetics	Total	Ophthalmology	Aesthetics	Total
Revenues	$15,272	$5,376	$20,648	$15,195	$6,054	$21,249
Direct cost of revenues	4,373	1,613	5,986	4,193	2,502	6,695

Direct gross profit	$10,899	$3,763	14,662	$11,002	$3,552	14,554
Total unallocated indirect costs			(13,236)			(13,125)

Pre-tax income			$1,426			$1,429

Direct cost of revenues includes standard product cost (direct material, labor and fringe) and any warranty and unit royalty due. Indirect costs of manufacturing, research and development, sales and marketing, and general and administrative costs are not allocated to the segments.

Our revenues by reportable segment by geographic region, based on the location at which each sale originates, is summarized as follows:

	Three Months Ended July 3, 2010			Three Months Ended July 4, 2009
(in thousands)	Ophthalmology	Aesthetics	Total	Ophthalmology	Aesthetics	Total
Domestic	$4,056	$1,613	$5,669	$4,380	$1,564	$5,944
International	3,612	609	4,221	3,272	1,297	4,569

Total revenues	$7,668	$2,222	$9,890	$7,652	$2,861	$10,513

	Six Months Ended July 3, 2010			Six Months Ended July 4, 2009
(in thousands)	Ophthalmology	Aesthetics	Total	Ophthalmology	Aesthetics	Total
Domestic	$8,080	$3,282	$11,362	$8,700	$3,610	$12,310
International	7,191	2,095	9,286	6,495	2,444	8,939

Total revenues	$15,271	$5,377	$20,648	$15,195	$6,054	$21,249

No one customer accounted for more than 10% of total revenue for the six months ended July 3, 2010 and July 4, 2009, respectively.

The Company’s assets and liabilities are not evaluated on a segment basis. Accordingly, no disclosure of segment assets and liabilities is provided.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to levels of future sales and operating results, including OEM revenue and aesthetics revenue; gross margins; managing cash flows; general economic conditions and levels of, and timing related to, international sales; corporate strategy; acquisitions; effects of seasonality; FDA inspections; our current and future liquidity and capital requirements; product modification; and levels of future investment in research and development efforts. In some cases, forward-looking statements can be identified by terminology, such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including as a result of the factors set forth under “Factors That May Affect Future Operating Results” and other risks detailed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010 and detailed from time to time in our reports filed with the Securities and Exchange Commission. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report on Form 10-Q. We undertake no obligation to update such forward-looking statements to reflect events or circumstances occurring after the date of this report.

Overview

IRIDEX Corporation is a leading worldwide provider of therapeutic based laser systems and delivery devices used to treat eye diseases in ophthalmology and skin conditions in aesthetics. Our products are sold in the United States (“US”) predominantly through a direct sales force and internationally through approximately 100 independent distributors into 107 countries except for our aesthetics products which are sold, marketed and serviced directly in France.

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

Research and development expenses consist primarily of personnel costs, materials to support new product development and research that is provided to clinicians at medical institutions developing new applications that utilize our products and regulatory expenses. Research and development costs have been expensed as incurred.

Sales and marketing expenses consist primarily of personnel costs, sales commissions, travel expenses and advertising and promotional expenses.

General and administrative expenses consist primarily of personnel costs, legal and accounting fees, insurance and other expenses not allocated to other departments.

Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the periods included.

	Three Months Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Revenues:
Product revenues	78.9%	78.7%	79.2%	77.8%
Service revenues	21.1%	21.3%	20.8%	22.2%

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	54.1%	54.1%	52.7%	53.5%

Gross margin	45.9%	45.9%	47.3%	46.5%
Operating expenses:
Research and development	9.8%	8.6%	9.6%	8.2%
Sales and marketing	23.5%	21.0%	22.6%	21.5%
General and administrative	11.2%	12.5%	11.5%	13.2%

Total operating expenses	44.5%	42.1%	43.7%	42.9%

Income from operations	1.4%	3.8%	3.6%	3.6%
Legal settlement	8.1%	7.6%	3.9%	3.8%
Interest and other income (expense), net	(0.6)%	0.1%	(0.6)%	(0.7)%

Income before income tax	8.9%	11.5%	6.9%	6.7%
Provision for income taxes	0.7%	0.1%	0.6%	0.0%

Net income	8.2%	11.4%	6.3%	6.7%

We acquired RetinaLabs in April 2010. The impact of this acquisition has not been significant to our results of operations for the three months or six months ended July 3, 2010, as compared to the corresponding periods in 2009.

Revenues.

For the three months ended July 3, 2010, total revenue decreased 5.9% to $9.9 million compared to $10.5 million for the same three month period in 2009. For the six months ended July 3, 2010, total revenue decreased 2.8% to $20.6 million compared to $21.2 million for the same six month period in 2009. Revenues with respect to our ophthalmology business remained constant. The decline in total revenue was due to our aesthetics business which continues to be impacted by the state of the current global economic environment and in particular the recent uncertainty in Europe.

For the comparable three month period: ophthalmology revenues remained unchanged at $7.7 million; domestic ophthalmology systems revenue remained unchanged at $1.1 million; international ophthalmology systems revenue increased 25.2% from $1.9 million to $2.4 million; ophthalmology recurring revenues consisting of consumables and service, decreased $0.3 million, or 7.7%, from $4.2 million to $3.9 million; and OEM revenues decreased 43.3% from $0.4 million to $0.2 million. Although international ophthalmology systems revenues increased as a result of demand for the IQ577 laser system, recurring revenues are still suffering from the loss of momentum that occurred in the first half of 2009 which we attributed to a reduction in procedures, certain product issues and an increasingly competitive market place. OEM revenues are generated from a long standing relationship and revenues are expected to decline as this product reaches its end of life. Aesthetics revenues in total decreased $0.6 million or 22.3%, from $2.9 million to $2.2 million; domestic aesthetics system revenues increased $0.2 million or 36.3%, from $0.4 million to $0.6 million; international aesthetics system revenues decreased $0.7 million or 72.8%, from $1.0 million to $0.3 million; and service revenues remained unchanged at $1.4 million. Aesthetics systems revenues can fluctuate period to period due to the timing of individual deals because of the relatively high price and low volume of systems being sold. This effect is magnified for international sales where distributors often place multiple system orders at one time. International sales, particularly in Europe, were negatively impacted during the quarter by renewed fears about economic conditions.

For the comparable six month period: ophthalmology revenues in total increased $0.1 million, or 0.5%, from $15.2 million to $15.3 million; domestic ophthalmology systems revenue increased $0.3 million, or 17.5%, from $1.9 million to $2.2 million; international ophthalmology systems revenue increased $0.9 million, or 22.9%, from $3.8 million to $4.6 million; ophthalmology recurring revenues decreased $0.8 million, or 8.9%, from $8.7 million to $7.9 million; and OEM revenues decreased $0.3 million, or 41.8% from $0.8 million to $0.5 million. Domestic system sales are showing some signs of recovery as the domestic economy started to show signs of recovery, although some momentum was lost in the latter half of the most recent quarter due to renewed economic concerns. International system sales have continued to show strong demand across multiple geographic markets. Recurring revenues have stabilized but are still down over the prior period, product issues are being resolved but competition remains strong. As mentioned above, OEM revenues are generated from a long standing relationship and revenues are expected to decline as this product reaches its end of life. Aesthetics revenues in total decreased $0.7 million or 11.2%, from $6.1 million to $5.4 million; domestic aesthetics system revenues remained unchanged at $1.2 million; international aesthetics system revenues decreased $0.4 million, or 21.4%, from $1.8 million to $1.4 million; and service revenues decreased $0.2 million, or 7.7%, from $3.0 million to $2.8 million.

Gross Profit and Gross Margin.

Gross profit for the three months ended July 3, 2010 was $4.5 million compared with $4.8 million for the same three month period in 2009, a decrease of 6.1% or $0.3 million. However gross margin remained unchanged at 45.9% of revenues. Gross profit for the six months ended July 3, 2010 was $9.8 million compared to $9.9 million for the same three month period in 2009, a decrease of 1.2% or $0.1 million. However, gross margin improved to 47.3% for the six months ended July 3, 2010 from 46.5% for the same three month period in 2009.

The decrease in gross profit is attributable to the lower revenues generated over the comparable periods which more than offset the improvement in gross margins.

For the comparable three month period gross margin remained unchanged; direct costs decreased 1.4% due to product mix; manufacturing variances remained constant as a percentage; and manufacturing and service dollar expenditures remained constant but as a percentage of revenue increased 1.4%.

For the comparable six month period gross margin improved; direct costs decreased 2.5% due to product mix; manufacturing variances were favorable by 0.1%; and manufacturing and service dollar expenditures increased and as a percentage of revenues increased 1.8%.

Gross margins as a percentage of revenues will continue to fluctuate due to changes in the relative proportions of domestic and international sales, the product mix of sales, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and a variety of other factors. See Item 1A. “Risk Factors — Factors That May Affect Future Results — “Our Operating Results May Fluctuate from Quarter to Quarter and Year to Year.”

Research and Development.

Research and development (“R&D”) expenses increased by 6.6% to $1.0 million from $0.9 million for the three months ended July 3, 2010 compared to the same three month period in 2009 and increased by 14.1% to $2.0 million from $1.7 million for the six months ended July 3, 2010 compared to the same six month period in 2009. The reason for the increases was increased headcount and material costs incurred on product development. We have increased our R&D spending to support the rate of new product introductions.

Sales and Marketing.

Sales and marketing expenses increased by 5.2% to $2.3 million from $2.2 million for the three months ended July 3, 2010 compared to the same three month period in 2009 and increased by 2.3% to $4.7 million from $4.6 million for the six months ended July 3, 2010 compared to the same six month period in 2009. The increase in sales and marketing spending is due to increased investment in headcount and programs to drive increased revenues.

General and Administrative.

General and administrative expenses decreased by $0.2 million or 15.6%, to $1.1 million from $1.3 million for the three months ended July 3, 2010 compared to the same three month period in 2009 and decreased by 15.7% to $2.4 million from $2.8 million for the six months ended July 3, 2010 compared to the same six month period in 2008. During the three months ended July 3, 2010; we closed our UK subsidiary and recorded the final entries: $170,000 of accounts receivables outstanding that had been reserved for in prior periods that were written off against the reserve, the remaining entries resulted in a credit to general and administrative expenses of $50,000; and incurrence of $76,000 of acquisition-related charges associated with RetinaLabs transaction.

Legal settlement, Interest and Other Income (Expense), net.

The legal settlement relates to monies received from Synergetics associated with a 2007 settlement of legal claims for patent infringement. The settlement called for an initial payment of $2.5 million which was received in the second quarter of 2007 and five subsequent annual payments of $0.8 million, totaling $6.5 million. The annual payment of $0.8 million was received in the second quarter of 2009 and in the second quarter of 2010, leaving a balance of $1.6 million to be received over the next three years. Interest and other income (expense) relates to interest incurred on the bank debt outstanding in the respective periods, offset by interest earned on cash deposits.

Income Taxes

Significant components affecting the effective tax rate include pre-tax income, changes in valuation allowance, Federal and state R&D tax credits, the state composite tax rate and recognition of certain deferred tax assets subject to valuation allowance. For the six month periods ended July 3, 2010 and July 4, 2009, the Company recorded $127,000 income tax provision and $7,244 income tax expense, respectively.

Liquidity and Capital Resources.

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of July 3, 2010, we had cash and cash equivalents of $7.0 million and working capital of $15.1 million compared to cash and cash equivalents of $9.4 million, bank debt of $3.5 million and working capital of $13.2 million as of January 2, 2010. During the first quarter of 2010 the Company repaid amounts owed to Wells Fargo Bank and terminated the credit agreement. During the second quarter of 2010 the Company entered into a new credit agreement with Silicon Valley Bank – refer to Note 6 for details.

For the six months ended July 3, 2010, net cash provided by operating activities was $0.9 million. Management is of the opinion that the Company’s current cash and cash equivalents together with our ability to generate cash flows from operations provide sufficient liquidity to operate for the next 12 months.

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

Item 4.	Controls and Procedures

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

As required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 3, 2010. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 3, 2010 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) that occurred during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Factors That May Affect Future Results

In addition to the other information contained in this Quarterly Report on Form 10-Q, we have identified the following risks and uncertainties that may have a material adverse effect on our business, common stock price, financial condition or results of operation. You should carefully consider the risks described below before making an investment decision.

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

During the first quarter of 2010, the U.S. Congress passed and the President signed into law the Patient Protection and Affordable Care Act (the “PPACA”), which represents significant changes to the U.S. health care system. We cannot predict with any certainty what other impact the PPACA may have on our business. The PPACA reduces Medicare and Medicaid payments to hospitals, clinical laboratories and pharmaceutical companies, and could otherwise reduce the volume of medical procedures. These factors, in turn, could result in reduced demand for our products and increased downward pricing pressure. It is also possible that the PPACA will result in lower reimbursements for our products. Any such denial of coverage or reduced reimbursement of our products could have a material adverse effect on our business, results of operations and financial condition.

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

We Depend on International Sales for a Significant Portion of Our Operating Results.

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the quarter ended July 3, 2010, our international sales were $4.2 million or 42.7% of total sales. We anticipate that international sales will continue to account for a significant portion of our revenues, particularly ophthalmology, in the foreseeable future. None of our international revenues and costs has been denominated in foreign currencies, other than sales made by our French subsidiary. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. The factors stated above could have a material adverse effect on our business, financial condition or results of operations. Our international operations and sales are subject to a number of other risks and potential costs, including:

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

In aesthetics, our principal competitors are Cutera, Inc., Syneron Medical Ltd., Palomar Technologies, Inc., Sciton, Inc., Lumenis Ltd. and Cynosure, Inc. These competitors have more sales representatives supporting broader product lines. Some competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do.

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

If, as a result of these factors, there is insufficient demand for the procedures performed with our aesthetics products, practitioner demand for our aesthetics products could be reduced, resulting in unfavorable operating results and lower growth potential and making us more dependent upon our Ophthalmology business.

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

* Our Future Levels of Indebtness May Limit Our Ability to Operate Our Business, Finance Acquisitions and Pursue Business Strategies.

As of July 3, 2010, our cash balance was $7.0 million and during the quarter we entered into a credit agreement with Silicon Valley Bank for a $5 million credit facility but have no outstanding balance against the facility. If we are unable to maintain positive cash flows we may need to use the credit facility to sustain our operations. In addition, it is our goal to increase growth through investments in internal programs and acquisitions, both of which may result in us increasing our debt levels. Increased levels of debt and obligations may, among other things:

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

Credit markets remain uncertain. We cannot assure you that financing or refinancing will be available on a timely basis or on satisfactory terms, if at all. To the extent we incur indebtedness or other obligations in the future, the risks associated with our indebtedness described above, including our possible inability to service our debt, would increase.

Our Future Success Depends on Our Ability to Develop and Successfully Introduce New Products and New Applications.

Our future success is dependent upon, among other factors, our ability to develop, obtain regulatory approval or clearance of, manufacture and market new products. Successful commercialization of new products and new applications will require that we effectively transfer production processes from research and development to manufacturing and effectively coordinate with our suppliers. In addition, we must successfully sell and achieve market acceptance of new products and applications and enhanced versions of existing products. The extent of, and rate at which, market acceptance and penetration are achieved by future products is a function of many variables, which include, among other things, price, safety, efficacy, reliability, marketing and sales efforts, the development of new applications for these products, the availability of third-party reimbursement of procedures using our new products, the existence of competing products and general economic conditions affecting purchasing patterns. Our ability to market and sell new products may also be subject to government regulation, including approval or clearance by the United States Food and Drug Administration (FDA), and foreign government agencies. Any failure in our ability to successfully develop and introduce new products or enhanced versions of existing products and achieve market acceptance of new products and new applications could have a material adverse effect on our operating results and would cause our net revenues to decline.

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

We Rely on Patents and Proprietary Rights to Protect our Intellectual Property and Business.

Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued twenty five United States patents and eleven foreign patents on the technologies related to our products and processes. We have approximately eight pending patent applications in the United States and nine foreign pending patent applications that have been filed. Our patent applications may not be approved. In connection with the acquisition of the AMS/Laserscope aesthetic products, we acquired a royalty-free license to eleven of the AMS/Laserscope patents. In addition, we acquired a license to a Palomar patent under which royalties are paid to Palomar based upon a percentage of sales of certain products acquired from AMS/Laserscope. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.

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

If We Lose Key Personnel or Fail to Integrate Replacement Personnel Successfully, Our Ability to Manage Our Business Could Be Impaired.

Our future success depends upon the continued service of our key management, technical, sales, and other critical personnel. Our officers and other key personnel are employees-at-will, and we cannot assure you that we will be able to retain them. Key personnel have left our Company in the past, and there likely will be additional departures of key personnel from time to time in the future. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of Company initiatives, and the results of our operations. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain highly qualified personnel. Competition for qualified personnel in our industry and the San Francisco Bay Area, as well as other geographic markets, in which we recruit, is intense and characterized by increasing salaries, which may increase our operating expenses or hinder our ability to recruit qualified candidates. In addition, the integration of replacement personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful.

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

In addition to these factors, our quarterly results have been, and are expected to continue to be, affected by seasonal factors. For example, our European sales during the third quarter are generally lower.

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

Our Stock Price Has Been and May Continue to be Volatile and an Investment in Our Common Stock Could Suffer a Decline in Value.

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. In addition, the trading price of our common stock has been significantly adversely affected by our recent operating performance and by liquidity issues. In the quarter ended July 3, 2010, the trading price of our common stock fluctuated from a low of $3.65 per share to a high of $4.50 per share. There can be no assurance our common stock trading price will not suffer declines. From time to time, we meet with investors and potential investors. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes. These broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

On April 8, 2010, in connection with our acquisition of substantially all the assets of RetinaLabs, we issued 115,000 shares of our common stock and provided $250,000 in cash consideration. We believe these transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof or Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Exhibit Title

10.1	Loan and Security Agreement, dated June 11, 2010, by and between IRIDEX Corporation and Silicon Valley Bank (incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on June 16, 2010).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

IRIDEX Corporation (Registrant)

Date: August 5, 2010	By:	/s/ THEODORE A. BOUTACOFF
		Name:	Theodore A. Boutacoff
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Exhibit Index

Exhibit No.	Exhibit Title

10.1	Loan and Security Agreement, dated June 11, 2010, by and between IRIDEX Corporation and Silicon Valley Bank (incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on June 16, 2010).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.