Form 10-Q
period 2010-10-02
IRIDEX CORP
filed 2010-11-04
CIK 1006045

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares of the registrant’s common stock, $0.01 par value, issued and outstanding as of November 1, 2010 was 8,980,517.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

IRIDEX Corporation

Condensed Consolidated Balance Sheets

(Unaudited, in thousands except for share data)

	October 2, 2010	January 2, 2010 (1)
Assets
Current assets:
Cash and cash equivalents	$7,092	$9,378
Accounts receivable, net of allowance for doubtful accounts of $396 in 2010 and $754 in 2009	7,954	7,482
Inventories, net	9,782	8,999
Prepaids and other current assets	424	470

Total current assets	25,252	26,329
Property and equipment, net	395	486
Other long-term assets	234	323
Other intangible assets, net	1,846	1,153
Goodwill	473	—

Total assets	$28,200	$28,291

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,381	$1,872
Bank line of credit	—	3,520
Accrued compensation	1,992	2,171
Accrued expenses	1,540	1,983
Accrued warranty	1,043	1,165
Deferred revenue	2,239	2,405

Total current liabilities	9,195	13,116
Long-term liabilities:
Other long-term liabilities	585	149

Total liabilities	9,780	13,265

Stockholders’ equity:
Convertible preferred stock, $0.01 par value:
Authorized: 2,000,000 shares;
Issued and outstanding: 500,000 shares in 2010 and 2009	5	5
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding: 8,974,095 shares in 2010 and 8,848,360 shares in 2009	89	89
Additional paid-in capital	41,005	39,820
Accumulated other comprehensive loss	(212)	(212)
Treasury stock, at cost	(430)	(430)
Accumulated deficit	(22,037)	(24,246)

Total stockholders’ equity	18,420	15,026

Total liabilities and stockholders’ equity	$28,200	$28,291

(1)	Derived from the consolidated audited financial statements included in our annual report filed on Form 10-K with the SEC for the year ended January 2, 2010.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Revenues:
Product revenues	$8,740	$7,718	$25,093	$22,914
Service revenues	2,078	2,682	6,373	8,735

Total revenues	10,818	10,400	31,466	31,649
Cost of revenues	5,569	5,278	16,456	16,650

Gross profit	5,249	5,122	15,010	14,999

Operating expenses:
Research and development	920	888	2,913	2,635
Sales and marketing	2,319	2,204	6,984	6,766
General and administrative	1,125	1,061	3,490	3,867

Total operating expenses	4,364	4,153	13,387	13,268

Income from operations	885	969	1,623	1,731
Legal settlement	—	—	800	800
Interest and other income (expense), net	63	(64)	(49)	(197)

Income before income taxes	948	905	2,374	2,334
Provision for income taxes	38	259	165	266

Net income	$910	$646	$2,209	$2,068

Net income per share – basic	$0.10	$0.07	$0.25	$0.23

Net income per share – diluted	$0.09	$0.07	$0.22	$0.21

Shares used in computing net income per share – basic	8,974	8,845	8,930	8,845

Shares used in computing net income per share – diluted	10,148	9,900	10,112	10,003

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net income	$910	$646	$2,209	$2,068
Foreign currency translation adjustments	(7)	(37)	—	(41)

Comprehensive income	$903	$609	$2,209	$2,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended
	October 2, 2010	October 3, 2009
Operating activities:
Net income	$2,209	$2,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	406	652
Stock compensation recognized	415	305
Provision for doubtful accounts	—	125
Tax effect of stock compensation expense	—	(135)
Provision for inventory reserves	171	247
Changes in operating assets and liabilities:
Accounts receivable	(472)	926
Inventories	(954)	2,113
Prepaids and other current assets	46	51
Other long-term assets	89	(128)
Accounts payable	509	(1,101)
Accrued compensation and expense	(566)	326
Accrued warranty	(122)	(177)
Deferred revenue	(166)	(28)

Net cash provided by operating activities	1,565	5,244

Investing activities:
Purchases of property and equipment	(168)	(126)
Purchase of RetinaLabs	(225)	—

Net cash used in investing activities	(393)	(126)

Financing activities:
Net proceeds from sale of common stock	62	—
Proceeds from borrowings	5,876	31,610
Repayment of borrowings	(9,396)	(34,110)

Net cash used in financing activities	(3,458)	(2,500)

Foreign exchange rate effect on cash and cash equivalent	—	(41)

Net increase (decrease) in cash and cash equivalents	(2,286)	2,577
Cash and cash equivalents at beginning of period	9,378	5,307

Cash and cash equivalents at end of period	$7,092	$7,884

Supplemental non-cash activities:
Shares issued at acquisition	$444	$—
Contingent consideration – net present value of additional cash	380	—
Contingent consideration – net present value of additional shares	264	—

Total supplemental non-cash activities	$1,088	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010. The results of operations for the nine month period ended October 2, 2010 are not necessarily indicative of the results for the year ending January 1, 2011 or any future interim period.

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

Deferred Revenue

Revenue related to extended service contracts is deferred and recognized on a straight line basis over the period of the applicable service contract. Costs associated with these service arrangements are recognized as incurred. A reconciliation of the changes in the Company’s deferred revenue balance for the three and nine months ended October 2, 2010 and October 3, 2009 is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Balance, beginning of period	$2,226	$2,678	$2,405	$2,741
Additions to deferral	1,511	1,511	3,874	4,819
Revenue recognized	(1,498)	(1,476)	(4,040)	(4,847)

Balance, end of period	$2,239	$2,713	$2,239	$2,713

Warranty

The Company accrues for estimated warranty cost upon shipment of products. Actual warranty costs incurred have not materially differed from those accrued. The Company’s warranty policy is applicable to products which are considered defective in their performance or fail to meet the product specifications. Warranty costs are reflected in the statement of operations as a cost of sales. A reconciliation of the changes in the Company’s warranty liability for the three and nine months ended October 2, 2010 and October 3, 2009 is as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Balance, beginning of period	$1,150	$1,185	$1,165	$1,345
Accruals for product warranties	49	28	136	125
Cost of warranty claims and adjustments	(156)	(45)	(258)	(302)

Balance, end of period	$1,043	$1,168	$1,043	$1,168

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

The carrying amount of goodwill and the changes to those balances are as follows:

	Nine Months Ended
(in thousands)	October 2, 2010	January 2, 2010
Balance, beginning of period	$—	$—
Goodwill resulting from acquisitions	473	—

Balance, end of period	$473	$—

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

Information on the acquired intangible assets as of October 2, 2010 is as follows:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortized intangible assets-
Patents	$600	$(2)	$598
Customer Relationships	2,372	(1,124)	1,248
Other	171	(171)	—

Total	$3,143	$(1,297)	$1,846

Aggregate amortization expense for the nine months ended October 2, 2010 was $147,000.

Future estimated amortization expense (in thousands):
2010	$45
2011	187
2012	187
2013	187
2014	187
Thereafter	$1,053

3.	Business Combination

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

In accordance with ASC 805-10, the acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired from RetinaLabs at the date of acquisition are recorded in the consolidated financial statements at their respective fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill in the amount of $473 thousand. This goodwill is expected to be non-deductible for tax purposes. The purchase price includes the fair value of the earn-out which is recorded as a long-term liability.

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

The purchase price was as follows (in thousands):

At time of acquisition:
Cash	$225
Shares issued	444
Earn-out:
Net present value of additional cash	380
Net present value of additional shares	264

Total purchase price	$1,313

The cost of the acquisition was allocated as follows (in thousands):

Identifiable intangible assets:
Patents	$600
Customer-related	240
Goodwill	473

Total purchase price	$1,313

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

4.	Inventories, net

The components of the Company’s inventories as of October 2, 2010 and January 2, 2010 are as follows:

(in thousands)	October 2, 2010	January 2, 2010
Raw materials and work in process	$5,541	$4,791
Finished goods	4,241	4,208

Total inventories	$9,782	$8,999

5.	Fair Value Measurement

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

As of October 2, 2010 and January 2, 2010, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

	October 2, 2010				January 2, 2010
	Fair Value Measurements				Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$5,305			$5,305	$6,261			$6,261
Liabilities
Contingent consideration Earn-out			$380	$380
Shares			$708	$708

The Company’s Level 1 financial assets are money market funds whose fair values are based on quoted market prices. The Company does not have any Level 2 financial assets or liabilities. The Company’s Level 3 financial liabilities are related to the fair value of the contingent consideration (number of shares of common stock to be issued and the earn-out to be paid) in connection with the RetinaLabs acquisition. At October 2, 2010, observable market information was not available to determine the fair value of the Company’s contingent consideration. Therefore, the fair value is based on valuation models that relied on Level 3 inputs including those that are based on probability of outcomes, expected cash flow streams, market discount rates and overall capital market liquidity. The valuation of the Company’s RetinaLabs acquisition is subject to uncertainties that are difficult to predict.

6.	Bank Borrowings

On June 11, 2010, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“Lender”) providing for a $5.0 million secured revolving loan facility, with availability to be subject to an accounts receivable borrowing base formula in certain circumstances. As of October 2, 2010, no loans have been made or requested under the Loan Agreement.

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

The Loan Agreement contains customary covenants for a revolving loan facility of this size and type that include, among others, covenants that limit the Company’s and its subsidiaries’ ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on the Company’s capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. The Loan Agreement also contains a financial covenant requiring the Company to maintain a certain adjusted quick ratio. As of October 2, 2010, the Company was in compliance with all the loan covenants.

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

2008 Equity Incentive Plan

For the nine months ended October 2, 2010, the only active share-based compensation plan was the 2008 Equity Incentive Plan (“Incentive Plan”). The terms of awards granted during the nine months ended October 2, 2010, 2010 were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 2, 2010

The following table summarizes information regarding activity in our stock option plan during the nine months ended October 2, 2010:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding at January 2, 2010	1,583,508	$3.91
Granted	193,300	$3.99
Exercised	(22,235)	$2.82
Canceled or forfeited	(102,837)	$7.64

Outstanding at October 2, 2010	1,651,736	$3.69	$1,118,266

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of October 1, 2010, that would have been received by option holders had all options holders exercised their stock options as of that date.

The weighted-average grant fair value of the options granted under the Company’s stock plans as calculated using Black-Scholes was $2.71 and $0.40 per share for the nine months ended October 2, 2010 and October 3, 2009, respectively.

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Average risk free interest rate	1.89%	1.49%	2.03%	1.64%
Expected life (in years)	4.75 years	2.78 years	4.75 years	3.13 years
Dividend yield	0.0%	0.0%	0.0%	0.0%
Average volatility	88.0%	110.0%	88.0%	106.0%

There were no option grants in the three months ended October 2, 2010.

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

The following table shows stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and nine month periods ended October 2, 2010 and October 3, 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Cost of revenues	$27	$43	$89	$116
Research and development	23	21	71	58
Sales and marketing	33	45	96	110
General and administrative	62	(81)	158	21

	$145	$28	$414	$305

Approximately $9 thousand and $14 thousand of the stock based compensation expense recognized was capitalized into inventory as a component of overhead at October 2, 2010 and October 3, 2009, respectively.

8.	Income Taxes

Provision for Income Tax

Under Accounting Principles Board Opinion No. 28, Interim Financial Reporting (as codified in ASC topic 270, Interim Reporting (“ASC 270”)), we are required to make our best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. The Company recorded a provision for income tax of $165 thousand for the nine months ended October 2, 2010, and $266 thousand for the nine months ended October 3, 2009. The Company’s estimated annual effective tax rate was 10.15% and 17.43% for the nine month ended October 2, 2010 and October 3, 2009, respectively. The decrease in our effective tax rate for the nine months ended October 2, 2010 was associated primarily with a reduction of our state tax rate due to the ability to utilize NOL’s as well as the company’s ability to claim the special manufacturing deduction in 2010.

Deferred Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (as codified in ASC topic 740, Income Taxes (“ASC 740”)), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. As of October 2, 2010, the Company had a deferred tax asset of $11.9 million which is fully offset by a valuation allowance. When realized, the asset will be reflected on the Company’s balance sheet and the reversal of the corresponding valuation allowance will result in a tax benefit being recorded in the income statement in the respective period.

Uncertain Tax Positions

The Company accounts for its uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (as codified in ASC topic 740-10, Income Taxes (“ASC 740”)). The balance of gross unrecognized tax benefits as of October 2, 2010 was $634 thousand. If all of our uncertain tax positions were sustained in our favor, the Company would not recognize an aggregate tax benefit due to our valuation allowance against our deferred tax assets.

At October 2, 2010, the Company has accrued $67 thousand for estimated interest and penalties related to uncertain tax positions.

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

A reconciliation of the numerator and denominator of basic net income per common share and diluted net income per common share is provided as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net income	$910	$646	$2,209	$2,068
Denominator
Weighted average common stock outstanding	8,974	8,845	8,930	8,845
Effect of dilutive securities	1,012	1,000	1,012	1,000
Weighted average common stock options	162	55	170	158

Total weighted average stock and options outstanding	10,148	9,900	10,112	10,003

Net income per common share	$0.10	$0.07	$0.25	$0.23

Diluted net income per common share	$0.09	$0.07	$0.22	$0.21

For the three and nine months ended October 2, 2010, options to purchase 657,459 and 792,678, respectively, were included in the computation of diluted net income per share using the treasury stock method, and options to purchase 1,004,325 and 852,228 were excluded because the inclusion of such shares would be anti-dilutive.

10.	Business Segments

The Company operates in two reportable segments: the ophthalmology segment and the aesthetics segment. In each segment the Company develops, manufactures, and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables and service and support activities.

Information on reportable segments for the three and nine month periods ended October 2, 2010 and October 3, 2009 is as follows:

	Three Months Ended October 2, 2010			Three Months Ended October 3, 2009
(in thousands)	Ophthalmology	Aesthetics	Total	Ophthalmology	Aesthetics	Total
Revenues	$7,999	$2,819	$10,818	$7,718	$2,682	$10,400
Direct cost of revenues	2,189	825	3,014	2,056	917	2,973

Direct gross profit	$5,810	$1,994	7,804	$5,662	$1,765	7,427
Total unallocated indirect costs			(6,856)			(6,522)

Pre-tax income			$948			$905

	Nine Months Ended October 2, 2010			Nine Months Ended October 3, 2009
(in thousands)	Ophthalmology	Aesthetics	Total	Ophthalmology	Aesthetics	Total
Revenues	$23,271	$8,195	$31,466	$22,914	$8,735	$31,649
Direct cost of revenues	6,562	2,438	9,000	6,250	3,138	9,388

Direct gross profit	$16,709	$5,757	22,466	$16,664	$5,597	22,261
Total unallocated indirect costs			(20,092)			(19,927)

Pre-tax income			$2,374			$2,334

Direct cost of revenues includes standard product cost (direct material, labor and fringe) and any warranty and unit royalty due. Indirect costs of manufacturing, research and development, sales and marketing, and general and administrative costs are not allocated to the segments.

Our revenues by reportable segment by geographic region, based on the location at which each sale originates, is summarized as follows:

	Three Months Ended October 2, 2010			Three Months Ended October 3, 2009
(in thousands)	Ophthalmology	Aesthetics	Total	Ophthalmology	Aesthetics	Total
Domestic	$4,949	$1,584	$6,533	$4,673	$1,731	$6,404
International	3,050	1,235	4,285	3,045	951	3,996

Total revenues	$7,999	$2,819	$10,818	$7,718	$2,682	$10,400

	Nine Months Ended October 2, 2010			Nine Months Ended October 3, 2009
(in thousands)	Ophthalmology	Aesthetics	Total	Ophthalmology	Aesthetics	Total
Domestic	$13,029	$4,866	$17,895	$13,374	$5,340	$18,714
International	10,242	3,329	13,571	9,540	3,395	12,935

Total revenues	$23,271	$8,195	$31,466	$22,914	$8,735	$31,649

No one customer accounted for more than 10% of total revenue for the three and nine month periods ended October 2, 2010 and October 3, 2009, respectively.

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

We manage and evaluate our business in two segments – ophthalmology and aesthetics. We further break down these segments by geography – Domestic (US) and International (the rest of the world). In addition, within ophthalmology, we review trends by laser system sales (consoles and durable delivery devices) and recurring sales (single use consumable laser probes and other instrumentation (“consumables”), service and support).

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

Cost of revenues consists primarily of the cost of purchasing components and sub-systems, assembling, packaging, shipping and testing components at our facility, direct labor and associated overhead, depot service and our U.S. field service organization which supports our aesthetics products domestically.

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

Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the periods included.

	Three Months Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Revenues:
Product revenues	80.8%	74.2%	79.7%	72.4%
Service revenues	19.2%	25.8%	20.3%	27.6%

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	51.5%	50.8%	52.3%	52.6%

Gross margin	48.5%	49.2%	47.7%	47.4%
Operating expenses:
Research and development	8.5%	8.5%	9.2%	8.3%
Sales and marketing	21.4%	21.2%	22.2%	21.4%
General and administrative	10.4%	10.2%	11.1%	12.2%

Total operating expenses	40.3%	39.9%	42.5%	41.9%

Income from operations	8.2%	9.3%	5.2%	5.5%
Legal settlement	0.0%	0.0%	2.5%	2.5%
Interest and other income (expense), net	0.6%	(0.6)%	(0.2)%	(0.6)%

Income before income tax	8.8%	8.7%	7.5%	7.4%
Provision for income taxes	0.4%	2.5%	0.5%	0.8%

Net income	8.4%	6.2%	7.0%	6.6%

We acquired RetinaLabs in April 2010. The impact of this acquisition has not been significant to our results of operations for the three months or nine months ended October 2, 2010, as compared to the corresponding periods in 2009.

Revenues.

For the three months ended October 2, 2010, total revenue increased 4.0% to $10.8 million compared to $10.4 million for the same three month period in 2009. For the nine months ended October 2, 2010, total revenue was $31.5 million compared to $31.6 million for the same nine month period in 2009.

For the comparable three month period:

Total ophthalmology revenues increased $0.5 million, or 5.8%, from $7.4 million to $7.9 million; domestic ophthalmology systems revenue increased $0.4 million, or 21.6%, from $1.6 million to $2.0 million; international ophthalmology systems revenue remained unchanged at $1.7 million; ophthalmology recurring revenues consisting of consumables and service, increased $0.1 million, or 3.9%, from $4.1 million to $4.2 million; and OEM revenues decreased 52.2% from $0.3 million to $0.1 million. Domestic system sales benefited from us successfully winning a US Military order for $0.5 million, international system sales remain strong, and the increase in ophthalmology recurring revenues over the prior year quarter represents the first increase over the comparable period in eight quarters which we attribute to improving market conditions. OEM revenues are generated from a long standing relationship and revenues are expected to decline as this product reaches its end of life. Aesthetics revenues in total increased $0.1 million or 5.1%, from $2.7 million to $2.8 million; domestic aesthetics system revenues remained unchanged at $0.6 million; international aesthetics system revenues increased $0.3 million or 56.4%, from $0.6 million to $0.9 million; and service revenues decreased $0.2 million, or 16.2%, from $1.5 million to $1.3 million. We saw some stability return to the domestic market and international sales recovered from the downturn experienced in the preceding quarter caused by the recent European economic setbacks. Aesthetics systems revenues can fluctuate period to period due to the timing of individual deals because of the relatively high price and low volume of systems being sold. This effect is magnified for international sales where distributors often place multiple system orders at one time.

For the comparable nine month period:

Total ophthalmology revenues increased $0.9 million, or 3.9%, from $21.8 million to $22.7 million; domestic ophthalmology systems revenue increased $0.7 million, or 19.4%, from $3.5 million to $4.2 million; international ophthalmology systems revenue increased $0.8 million, or 14.3%, from $5.5 million to $6.3 million; ophthalmology recurring revenues decreased $0.6 million, or 4.8%, from $12.8 million to $12.2 million; and OEM revenues decreased $0.5 million, or 44.6% from $1.1 million to $0.6 million. Domestic systems sales are showing signs of recovery as the domestic economy stabilizes, international systems sales have continued to show strong demand across multiple geographic markets and recurring revenues are beginning to turn to the positive with improving market conditions. As mentioned above, OEM revenues are generated from a long standing relationship and revenues are expected to decline as this product reaches its end of life. Aesthetics revenues in total decreased $0.5 million or 6.2%, from $8.7 million to $8.2 million; domestic aesthetics system revenues remained unchanged at $1.8 million; international aesthetics system revenues also remained unchanged at $2.3 million; and service revenues decreased $0.5 million, or 10.5%, from $4.6 million to $4.1 million.

Gross Profit and Gross Margin.

For the comparable three month period:

Gross profit for the three months ended October 2, 2010 was $5.2 million compared with $5.1 million for the same three month period in 2009, an increase of $0.1 million, or 2.5%. Gross margin decreased from 49.3% of revenues to 48.5% of revenues. Gross margin decreased due to unfavorable manufacturing variances of 1.5% of revenues compared to last year’s favorable variances of 0.8% of revenues. Manufacturing variances include inventory and warranty reserve movements and adjustments for overhead absorbed on closing inventory. This decrease was mitigated by a favorable change in product mix which reduced direct costs by 0.6% of revenues, and manufacturing and service costs decreasing 0.9% as a percentage of revenues as these dollar expenditures held constant while revenues increased.

For the comparable nine month period:

Gross profit for the nine months ended October 2, 2010 remained unchanged at $15.0 million. Gross margin improved to 47.7% of revenues for the nine months ended October 2, 2010 from 47.4% of revenues for the same nine month period in 2009. Gross margin increased due to a favorable change in product mix which reduced direct costs by 1.0% of revenues, and manufacturing variances were unfavorable at 0.3% of revenues compared to last year’s unfavorable variances of 0.5%. Manufacturing variances include inventory and warranty reserve movements and adjustments for overhead absorbed on closing inventory. The increase was mitigated by manufacturing and service costs increasing 0.9% as a percentage of revenues as these dollar expenditures increased.

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

Research and Development.

Research and development (“R&D”) expenses remained unchanged at $0.9 million for the three months ended October 2, 2010 compared to the same three month period in 2009 and increased by 10.6% to $2.9 million from $2.6 million for the nine months ended October 2, 2010 compared to the same nine month period in 2009. The increase was due to an increase in headcount and material costs incurred in product development. We have increased and expect to continue to increase our R&D spending to support the rate of new product introductions.

Sales and Marketing.

Sales and marketing expenses increased by 5.2% to $2.3 million from $2.2 million for the three months ended October 2, 2010 compared to the same three month period in 2009 and increased by 3.2% to $7.0 million from $6.8 million for the nine months ended October 2, 2010 compared to the same nine month period in 2009. The increase in sales and marketing spending is due to increased investment in headcount and programs to drive increased revenues.

General and Administrative.

General and administrative expenses increased by $0.1 million or 6.0%, to $1.1 million from $1.0 million for the three months ended October 2, 2010 compared to the same three month period in 2009 and decreased by 9.7% to $3.5 million from $3.9 million for the nine months ended October 2, 2010 compared to the same nine month period in 2009 due to decreases in spending in various administrative expenses. We continue to look for ways to control costs across all administrative categories.

Legal settlement, Interest and Other Income (Expense), net.

For the comparable nine month periods: The legal settlement relates to monies received from Synergetics associated with a 2007 settlement of legal claims for patent infringement. The settlement called for an initial payment of $2.5 million which was received in the second quarter of 2007 and five subsequent annual payments of $0.8 million, totaling $6.5 million. The annual payment of $0.8 million was received in the second quarter of 2009 and in the second quarter of 2010, leaving a balance of $1.6 million to be received over the next two years. Interest and other income (expense) relates to currency gains or losses, interest earned on cash deposits or interest incurred on the bank debt for those periods in 2009 where we had bank debt outstanding.

Income Taxes

Significant components affecting the effective tax rate include pre-tax income, changes in valuation allowance, Federal and state R&D tax credits, the state composite tax rate and recognition of certain deferred tax assets subject to valuation allowance. For the nine month ended October 2, 2010 and October 3, 2009, the Company recorded $165,000 income tax provision and $266,000 income tax provision, respectively.

Liquidity and Capital Resources.

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of October 2, 2010, we had cash and cash equivalents of $7.1 million and working capital of $16.1 million compared to cash and cash equivalents of $9.4 million, bank debt of $3.5 million and working capital of $13.2 million as of January 2, 2010. During the first quarter of 2010 the Company repaid amounts owed to Wells Fargo Bank and terminated the credit agreement. During the second quarter of 2010 the Company entered into a new credit agreement with Silicon Valley Bank and currently has no amounts outstanding – refer to Note 6 for details.

For the nine months ended October 2, 2010, net cash provided by operating activities was $1.6 million. Management is of the opinion that the Company’s current cash and cash equivalents together with our ability to generate cash flows from operations, and our current bank line of credit, provide sufficient liquidity to operate for the next 12 months.

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

As required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 2, 2010. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 2, 2010 at the reasonable assurance level.

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

We Depend on International Sales for a Significant Portion of Our Operating Results.

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the quarter ended October 2, 2010, our international sales were $4.3 million or 39.6% of total sales. We anticipate that international sales will continue to account for a significant portion of our revenues, particularly ophthalmology, in the foreseeable future. None of our international revenues and costs has been denominated in foreign currencies, other than sales made by our French subsidiary. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. The factors stated above could have a material adverse effect on our business, financial condition or results of operations. Our international operations and sales are subject to a number of other risks and potential costs, including:

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

We Face Strong Competition in Our Markets and Expect the Level of Competition to Grow in the Foreseeable Future.

Competition in the market for devices used for ophthalmic and aesthetics treatment procedures is intense and is expected to increase. Our competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. Our principal competitors in ophthalmology are Alcon, Inc., Carl Zeiss Meditec AG, Nidek Co. Ltd., Quantel Medical, Synergetics, Inc., Ellex Medical Lasers, Ltd. and Lumenis Ltd. Most of these companies currently offer a competitive, semiconductor-based laser system for ophthalmology. Also within ophthalmology, pharmaceutical alternative treatments for AMD such as Lucentis/Avastin (Genentech), and to a lesser extent Visudyne (Novartis) and Macugen (OSI Pharmaceuticals), compete rigorously with traditional laser procedures.

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

The global aesthetics market has seen a continued contraction and we have seen reduced demand for our products because most procedures performed using our aesthetics products are elective procedures not reimbursable through government or private health insurance, with the costs borne by the patient. The decision to purchase our aesthetics products may therefore be influenced by a number of factors, including:

•	consumer confidence and unemployment rates, which may be impacted by economic and political conditions;

•	the success of our sales and marketing efforts;

•	evolving customer needs;

•	the introduction of new products and technologies;

•	evolving surgical practices;

•	evolving industry standards;

•	the cost of procedures performed using our products; and

•	the cost, safety and effectiveness of alternative treatments, including treatments which are not based upon laser or other light-based technologies and treatments which use pharmaceutical products.

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

* Our Future Levels of Indebtness May Limit Our Ability to Operate Our Business, Finance Acquisitions and Pursue Business Strategies.

As of October 2, 2010, our cash balance was $7.1 million and we have a credit agreement with Silicon Valley Bank for a $5 million credit facility but have no outstanding balance against the facility. If we are unable to maintain positive cash flows we may need to use the credit facility to sustain our operations. In addition, it is our goal to increase growth through investments in internal programs and acquisitions, both of which may result in us increasing our debt levels. Increased levels of debt and obligations may, among other things:

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

We Rely on Patents and Proprietary Rights to Protect our Intellectual Property and Business.

Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued twenty six United States patents and twelve foreign patents on the technologies related to our products and processes. We have approximately six pending patent applications in the United States and eight foreign pending patent applications that have been filed. Our patent applications may not be approved. In connection with the acquisition of the AMS/Laserscope aesthetic products, we acquired a royalty-free license to eleven of the AMS/Laserscope patents. In addition, we acquired a license to a Palomar patent under which royalties are paid to Palomar based upon a percentage of sales of certain products acquired from AMS/Laserscope. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.

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

Our Stock Price Has Been and May Continue to be Volatile and an Investment in Our Common Stock Could Suffer a Decline in Value.

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. In addition, the trading price of our common stock has been significantly adversely affected by our recent operating performance and by liquidity issues. In the quarter ended October 2, 2010, the trading price of our common stock fluctuated from a low of $2.77 per share to a high of $4.01 per share. There can be no assurance our common stock trading price will not suffer declines. From time to time, we meet with investors and potential investors. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes. These broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

IRIDEX Corporation (Registrant)

Date: November 4, 2010	By:	/s/ THEODORE A. BOUTACOFF
		Name:	Theodore A. Boutacoff
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Exhibit Index

Exhibit No.	Exhibit Title

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.