Form 10-K/A
period 2010-01-02
IRIDEX CORP
filed 2011-02-02
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Common Stock, par value $0.01 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.     Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,”, and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the Registrant was approximately $8,684,467 as of July 2, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price reported for such date on the NASDAQ Global Market. The registrant did not have any non-voting common equity outstanding. For purposes of this disclosure, shares of common stock held by each executive officer and director and by each holder of 5% or more of the outstanding shares of common stock have been excluded from this calculation, because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 17, 2010, the Registrant had 8,850,235 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (this “Amendment”) is being filed as Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the year ended January 2, 2010 filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2010 (the “Original 10-K”). This Amendment is filed solely for the purpose of including information that was to be incorporated by reference from the Company’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934. The Company inadvertently failed to file its proxy statement for its annual meeting of stockholders within 120 days of its fiscal year ended January 2, 2010 and accordingly is amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original 10-K. In addition, the Company is amending and restating in its entirety Item 9A(T) of Part II of the Original 10-K to clarify management’s certifications with respect to the effectiveness of the Company’s internal control over financial reporting.

Except for the information described above, the Company has not modified or updated disclosures provided in the Original 10-K in this Amendment. Accordingly, this Amendment does not reflect events occurring after the filing of the Original 10-K or modify or update those disclosures affected by subsequent events. Information not affected by this Amendment is unchanged and reflects the disclosures made at the time the Original 10-K was filed.

PART II

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 2, 2010, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 2, 2010 using the criteria for effective internal control over financial reporting as described in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of January 2, 2010.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

DIRECTORS

Pursuant to provisions of the Securities Purchase Agreement by and between the Company and BlueLine Capital Partners (“BlueLine”), dated August 31, 2007, BlueLine received the right to designate two individuals for appointment to the Company’s Board, one of which was to be designated at BlueLine’s sole discretion and one of which was to be subject to the Company’s approval. Mr. William M. Moore was designated as a director at BlueLine’s sole discretion, and Mr. James B. Hawkins was designated by BlueLine with the Company’s approval. There are no other arrangements or understandings between any director or executive officer and any other person pursuant to which such director or officer is or was to be selected as a director or officer of the Company. There is no family relationship between any director or executive officer of the Company.

The names of, and certain information regarding, the nominees, as of April 21, 2010 are set forth below:

Name of Nominee	Age	Principal Occupation	Director Since
Theodore A. Boutacoff	62	President and Chief Executive Officer	1989
Sanford Fitch (1)(2)(3)	69	Director of the Company	2004
Garrett A. Garrettson, Ph.D. (1)(2)(4)	66	Chairman of the Board of Directors	2004
James B. Hawkins (1)(2)(5)	54	Director of the Company	2007
William M. Moore (1)(4)(5)	61	Director of the Company	2007
Ruëdiger Naumann-Etienne (1)(4)(5)	63	Director of the Company	2009

(1)	Board has made affirmative determination that such nominee is independent as defined under the listing standards of The Nasdaq Stock Market.
(2)	Member of the Audit Committee.
(3)	Audit committee financial expert as defined in the rules of the Securities and Exchange Commission.
(4)	Member of the Compensation Committee.
(5)	Member of the Nominating and Governance Committee.

Theodore A. Boutacoff currently serves as the President and Chief Executive Officer of the Company. Mr. Boutacoff co-founded the Company and served as its President and Chief Executive Officer from February 1989 to July 2005 and again from October 2007 to the present. Mr. Boutacoff also served as senior principal advisor to the Company’s Chief Executive Officer from July 2005 to October 2007 and as the Chairman of the Board from July 2005 to April 2009. Mr. Boutacoff has been a member of the Company’s Board of Directors since February 1989. Mr. Boutacoff holds a B.S. in Civil Engineering from Stanford University.

Mr. Boutacoff has an extensive history in the medical devices industry. As our co-founder, President, Chief Executive Officer, and a member of our board of directors, Mr. Boutacoff brings to the board a deep knowledge and understanding of our business, operations, employees and the opportunities and risks faced by IRIDEX, all of which inform the board on a regular basis.

Sanford Fitch has served as a director of the Company since 2004. Mr. Fitch has served as a director and Audit Committee Chairman of Masimo Corp, a public company that designs, develops, manufacturers and sells medical devices, since November 2006. Mr. Fitch also currently serves as a director of Ozone International, Inc., a privately held technology company. Mr. Fitch served as a director and Audit Committee Chairman of Foxhollow Technologies, Inc., a public company that designed, developed, manufactured and sold medical devices, from June 2004 until October 2007. He also served as a director and Audit Committee Chairman of Conceptus Inc., a public medical device company, from December 1994 until April 2004. Mr. Fitch was Chief Financial Officer and Senior Vice President of Operations of Conceptus from December

1994 through October 1998 and took the company public in 1996. Mr. Fitch also served as Chief Financial Officer of several start-up technology companies from 1998 until 2002. From December 1990 to January 1994, Mr. Fitch served as Chief Financial Officer of SanDisk Corp., a manufacturer of flash memory devices. From 1983 through 1989, Mr. Fitch was the Chief Financial Officer of Komag Inc., a manufacturer of rigid thin film media for the disk drive industry, and took the company public in 1987. Mr. Fitch holds a B.S. in Chemistry and a M.B.A. from Stanford University.

Mr. Fitch is independent and has extensive experience in the medical device industry. Mr. Fitch’s executive management and past board service have provided him with leadership and technical skills to firmly understand IRIDEX’s business. His background in finance, years of service on the audit committees of Masimo and Foxhollow Technologies, and track record as an accomplished financial executive have provided Mr. Fitch with the financial acumen and skills necessary to serve as our Audit Committee financial expert and as chairman of our Audit Committee.

Garrett A. Garrettson, Ph.D. currently serves as Chairman of the Company’s Board of Directors and has served as a director of the Company since 2004. Dr. Garrettson is currently President of G. Garrettson Consulting, a management consulting company. From December 2005 to January 2008, Dr. Garrettson was CEO of Fresco Technologies, a privately held digital imaging company. From 2001 until 2004, Dr. Garrettson was the President and Chief Executive Officer of ClairVoyante, a privately held company that develops and licenses proprietary intellectual property to flat panel display manufacturers and that was purchased by Samsung. Prior to this, Dr. Garrettson was affiliated with Spectrian Corporation, a manufacturer of high power radio frequency transistors and amplifiers for wireless network equipment, where Dr. Garrettson served as President and Chief Executive Officer from 1996 to 2000 and as Chairman of the Board from 2000 to 2002. Before joining Spectrian, Dr. Garrettson served as the President and Chief Executive Officer of Censtor Corporation, a developer of contact magnetic recording head disc technology for the data storage industry, from 1993 to 1996. From 1989 to 1993, Dr. Garrettson was the Vice President of Strategic Marketing, Corporate Development and Technology at Seagate Technology, a maker of hard disc drives and storage systems. Prior to Seagate’s acquisition of Imprimis Technology, Dr. Garrettson served as the Vice President of the Minneapolis Data Storage Operations at Imprimis. He has also served as a Laboratory Director at Hewlett Packard where, among other things, he was an R&D engineer for medical devices, and as an Assistant Professor of Physics at the Naval Postgraduate School where among other subjects he taught cellular and molecular biology and neurophysiology. Dr. Garrettson has served on boards of seven public companies and numerous private companies. He is currently a director of GSI Group and Giga-tronics, both public companies, as well as Purdy Electronics, a private company. From February 2003 through January 2008, Dr. Garrettson served as a director of Catalyst Semiconductor, Inc., a public semiconductor manufacturing company. Dr. Garrettson holds a M.S. in Engineering Physics as well as a Ph.D. in Nuclear Engineering from Stanford University.

Dr. Garrettson is independent and has extensive experience in the technology industry. His education and years of service in executive management roles at various technology companies, complimented by his broad technology background, have provided him a firm understanding of IRIDEX’s operations and technology. Dr. Garrettson’s service on the boards of directors of seven public companies and numerous private companies have provided him the leadership and consensus-building skills necessary to effectively lead our Board of Directors as Chairman. His service as chairman of the compensation committee of Catalyst Semiconductor, and as chairman of the compensation committee of Giga-tronics have provided him with the strong background in executive compensation necessary to serve as chairman of our Compensation Committee.

James B. Hawkins has served as a director of the Company since October 2007. Since April 2004, Mr. Hawkins has served as the President, Chief Executive Officer, and a director of Natus Medical Incorporated, a provider of healthcare products used for the screening, detection, treatment, monitoring and tracking of common medical ailments such as hearing impairment, neurological dysfunction, epilepsy, sleep disorders, and certain newborn conditions. Prior to joining Natus Medical, Mr. Hawkins was President, Chief Executive Officer, and a director of Invivo Corporation, a developer and manufacturer of multi-parameter vital sign monitoring equipment, and its predecessor from 1985 through January 2004. Mr. Hawkins also served as Secretary of Invivo from 1986 until January 2004. Mr. Hawkins holds an undergraduate degree in Business Commerce from Santa Clara University and holds a M.B.A. from San Francisco State University.

Mr. Hawkins is independent and has extensive experience in the medical device industry. Mr. Hawkins has over two decades of experience as CEO of successful medical device companies and an intimate familiarity with the operation and management of IRIDEX. His education provides him with the financial acumen necessary to serve on our Audit Committee. Mr. Hawkins also brings to the board strong consensus-building skills and a functional understanding of the role of the board of directors, which he developed through his service on the board of directors of public companies.

William M. Moore has served as a director of the Company since September 2007. Mr. Moore also currently serves on the board of directors of Natus Medical Incorporated, a public company he co-founded in 1990 and for which he served as CEO until 1993. Natus Medical Incorporated is a provider of healthcare products used for the screening, detection, treatment, monitoring and tracking of common medical ailments such as hearing impairment, neurological dysfunction, epilepsy, sleep disorders, and certain newborn conditions. Mr. Moore served as a consultant to BlueLine Partners, a private equity firm, from February 2004 until June 2008. Since February 2008, Mr. Moore has served on the board of directors of Urologix, Inc., a public company that develops, manufactures and markets minimally invasive medical products for the treatment of urological disorders. From February 2006 to February 2008, Mr. Moore served on the board of directors of Criticare Systems, Inc. a public company that develops, manufactures and markets patient monitoring systems and accessories used in anesthesia, critical care, medical transport and outpatient care settings. From March 2003 until February 2004, Mr. Moore was a general partner of Alpine Partners, a venture capital firm. Mr. Moore served as CEO of Metasensors, Inc., a medical device company, from 1998 to March 2003. Mr. Moore holds a B.S. in Business from the University of Utah.

Mr. Moore is independent and with over twenty five years of experience in the healthcare industry, Mr. Moore firmly understands IRIDEX’s business and technology. His background in both private equity and venture capital provides him insight into compensation issues necessary to serve on our Compensation Committee. Mr. Moore’s past service on the boards of directors of four public companies, including his service on nominating and governance committees, provides him the strong background in understanding the qualifications for board members necessary to serve as chairman of our Nominating and Governance Committee.

Ruëdiger Naumann-Etienne has served as a director of the Company since December 2009. Dr. Naumann-Etienne has been the owner and Managing Director of Intertec Group, an investment company specializing in the medical device field, since 1989. He has been the Chairman of Cardiac Science Corporation since 2006. From 2000 to 2005, Dr. Naumann-Etienne served as Chairman of Quinton Cardiology Systems, one of the predecessor companies of Cardiac Science. From 2000 to 2003, he also served as Chief Executive Officer of this company. From 1993 until 1999, Dr. Naumann-Etienne was Chairman of OEC Medical Systems, a manufacturer of fluoroscopic imaging systems and from 1987 to 1990 he was President and Chief Operating Officer of Diasonics, a manufacturer of diagnostic imaging equipment. Dr. Naumann-Etienne has served on the board of directors of Varian Medical Systems, Inc., a public medical device company, since 2003, Encision Inc., a public medical device company, since October 2008, and Cardiac Science Corporation, a public medical device company, since September 2005. Dr. Naumann-Etienne holds a Ph.D. in International Finance from the University of Michigan. He holds a Master’s Degree in Industrial Management from the Georgia Institute of Technology and holds an undergraduate degree in Business Administration from the Technical University Berlin, Germany.

Dr. Naumann-Etienne is independent and has extensive experience in the medical device industry. His experience as CEO of multiple medical device companies has provided Dr. Naumann-Etienne with an intimate understanding of the operation and management of a global medical device company, and with the business and technology of IRIDEX. His service on the boards of directors of several public companies has provided Dr. Naumann-Etienne with consensus-building skills and a functional understanding of the role of the board. His education and his experience serving on the compensation committees of Varian Medical Systems and Encision have provided Dr. Naumann-Etienne the financial acumen and executive compensation experience necessary to serve on our Compensation Committee.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the Company’s executive officers as of April 21, 2010.

Name	Age	Position
Theodore A. Boutacoff	62	President and Chief Executive Officer
Eduardo Arias	66	Senior Vice President, International Sales and Business Development
James Mackaness	46	Chief Financial Officer

See Mr. Boutacoff’s biography under “Item 10. Directors, Executive Officers and Corporate Governance” — Directors.

Eduardo Arias co-founded the Company and, from April 1989 to September 1991, Mr. Arias served as a Vice President, Sales & Marketing and, since September 1991, served as Senior Vice President, International Worldwide Sales. He was promoted to his current position, Senior Vice President, International Sales and Business Development in January 2002. Mr. Arias completed programs in Industrial and Military Electronics at the National Radio Institute and Strategic Marketing at Stanford University, as well as management seminars through the American Management Association and scientific seminars sponsored by Varian, Inc. and Coherent, Inc.

James Mackaness joined the Company in January 2008 as Chief Financial Officer. Prior to his appointment with the Company, from September 2001 to December 2007, Mr. Mackaness served as Chief Financial Officer and Vice President of Finance of NextHop Technologies, Inc., a networking wireless technology company. Prior to that, Mr. Mackaness served as Vice President, Finance and Chief Financial Officer of Infogear Technologies Corporation and held senior management positions at Cisco Systems, Inc. and Ernst & Young LLP. Mr. Mackaness received his B.A. with honors in Psychology from the University of Warwick, England and is a Chartered Accountant and member of the Institute of Chartered Accountants of England and Wales.

CORPORATE GOVERNANCE MATTERS

Independence of the Board of Directors

The Board has determined that, with the exception of Mr. Boutacoff, who is the President and Chief Executive Officer of the Company, all of its members are “independent directors” as defined in the listing standards of The Nasdaq Stock Market.

Board Leadership Structure and Oversight of Risk Management

We separate the roles of CEO and Chairman of the Board in recognition of the differences between the two roles. The CEO is responsible for setting the strategic direction for the Company and the day to day leadership and performance of the Company, while the Chairman of the Board leads the Board in its fundamental role of providing advice to and independent oversight of management, provides guidance to the CEO, sets the agenda for Board meetings and presides over meetings of the full Board. While our bylaws and corporate governance guidelines do not require that our chairman and chief executive officer positions be separate, the Board believes that having separate positions and having an independent outside director serve as chairman is the appropriate leadership structure for the Company at this time and demonstrates our commitment to good corporate governance. In the event the Board believes circumstances require the CEO and Chairman roles should be merged, then the Board would designate an independent director to be Lead Director.

Our Board of Directors oversees an enterprise-wide approach to risk management, designed to support the achievement of organizational objectives, including strategic objectives, to improve long-term organizational performance and enhance shareholder value. A fundamental part of risk management is not only understanding the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for the company. The involvement of the full Board of Directors in setting the Company’s business strategy is a key part of its assessment of management’s appetite for risk and also a determination of what constitutes an appropriate level of risk for the Company.

While the Board of Directors has the ultimate oversight responsibility for the risk management process, various committees of the Board also have responsibility for risk management. In particular, the Audit Committee focuses on financial risk, including internal controls, and receives an annual risk assessment report from the Company’s internal auditors. In addition, in setting compensation, the Compensation Committee strives to create incentives that encourage a level of risk-taking behavior consistent with the Company’s business strategy. Finally, the Company’s Nominating and Governance Committee conducts an annual assessment of the risk management process and reports its findings to the Board.

Board Meetings and Committees

The Board held a total of eleven (11) meetings during the fiscal year ended January 2, 2010. No director serving during the fiscal year attended fewer than 75% of the aggregate of all meetings of the Board and the committees of the Board upon which such director served.

During fiscal 2008, the Board had two standing committees: the Audit and Corporate Governance Committee and the Compensation and Nominating Committee. On February 26, 2009, the Board reconstituted its standing committees such that the Board now has three standing committees: the Audit Committee, the Nominating and Governance Committee and the Compensation Committee.

Fiscal 2009 Committees

Audit Committee. The Audit Committee of the Board consists of Messrs. Fitch and Hawkins and Dr. Garrettson. Mr. Fitch is the chairman of the Audit Committee. The Audit Committee held five (5) meetings during the last fiscal year. The Board has determined that each member of the Audit Committee is independent as defined under the listing standards of The Nasdaq Stock Market and that Mr. Fitch is an “audit committee financial expert” as defined in rules of the SEC. Among other things, the Audit Committee reviews and advises the Board regarding the Company’s accounting matters and is responsible for appointing and overseeing the work of the independent public accountants, pre-approving audit and non-audit services to be provided by the independent public accountants, and reviewing and evaluating the accounting principles being applied to the Company’s financial reports. The Audit Committee has adopted a written charter approved by the Board, which was amended in April 2009, a copy of which is available on our website at www.iridex.com.

Compensation Committee. The Compensation Committee of the Board consists of Dr. Garrettson, Mr. Moore, and Dr. Naumann-Etienne. Dr. Garrettson is the chairman of the Compensation Committee. The Compensation Committee held six (6) meetings during the last fiscal year. The Board has determined that each member of the Compensation Committee is independent as defined under the listing standards of The Nasdaq Stock Market. Among other things, the Compensation Committee reviews and advises the Board regarding all forms of compensation to be provided to the officers, employees, directors and consultants of the Company. The Compensation Committee has adopted a written charter approved by the Board, which was amended in April 2009, a copy of which is available on our website at www.iridex.com.

Nominating and Governance Committee. The Nominating and Governance Committee of the Board consists of Messrs. Moore and Hawkins, and Dr. Naumann-Etienne. Mr. Moore is the chairman of the Nominating and Governance Committee. The Nominating and Governance Committee held six (6) meetings during the last fiscal year. The Board has determined that each member of the Nominating and Governance Committee is independent as defined under the listing standards of The Nasdaq Stock Market. Among other things, the Nominating and Governance Committee develops general criteria regarding the qualifications and selection of Board members and recommends candidates for election to the Board. It is the policy of the Nominating and Governance Committee to consider nominees for the Board submitted by the stockholders of the Company. For more information regarding the submission of nominees for the Board, see the discussion in “Corporate Governance Matters” below. The Nominating and Governance Committee has adopted a written charter approved by the Board, which was amended in April 2009, a copy of which is available on our website at www.iridex.com.

Attendance at Annual Stockholder Meetings by the Board of Directors

The Company has adopted a formal policy regarding attendance by members of the Board at the Company’s annual meeting of stockholders. The Company’s policy is that it encourages, but does not require, directors to attend. All of the directors attended the Company’s 2009 Annual Meeting of Stockholders.

Process for Recommending Candidates for Election to the Board of Directors

The Nominating and Governance Committee is responsible for, among other things, determining the criteria for membership to the Board and recommending candidates for election to the Board. It is the policy of the Nominating and Governance Committee to consider recommendations for candidates to the Board from stockholders. Stockholders may present proper proposals for inclusion in the Company’s proxy statement and for consideration at the next annual meeting of its stockholders by timely submitting their proposals in writing to IRIDEX Corporation, Corporate Secretary, 1212 Terra Bella Avenue, Mountain View, CA 94043. In order to be included in the proxy statement for the 2011 Annual Meeting of Stockholders, stockholder proposals must be received by the Company no later than January 7, 2011, must be accompanied by the information required by the Company’s Bylaws and must otherwise comply with the requirements of Rule 14a-8 of the Securities Exchange Act of 1934, as amended.

The Company seeks independent directors who represent a mix of backgrounds and experiences that will enhance the quality of the board’s deliberations and decisions. Candidates shall have substantial experience with one or more publicly traded national or multinational companies or shall have achieved a high level of distinction in their chosen fields. The Nominating and Governance Committee’s general criteria and process for evaluating and identifying the candidates that it recommends to the full Board for selection as director nominees are as follows:

•

In its evaluation of director candidates, including the members of the Board eligible for re-election, the Nominating and Governance Committee seeks to achieve a balance of knowledge, experience and capability on the Board and considers (1) the current size and composition of the Board and the needs of the Board and the respective committees of the Board, (2) such factors as issues of character, judgment, diversity, age, expertise, business experience, length of service, independence, other commitments, and (3) such other factors as the Nominating and Governance Committee may consider appropriate.

•

While the Nominating and Governance Committee has not established specific minimum qualifications for director candidates, the Nominating and Governance Committee believes that candidates and nominees must reflect a Board that is comprised of directors who (1) are predominantly independent, (2) are of high integrity, (3) have qualifications that will increase overall Board effectiveness and (4) meet other requirements as may be required by applicable rules, such as financial literacy or financial expertise with respect to audit and corporate governance committee members.

•

In evaluating and identifying candidates, the Nominating and Governance Committee has the authority to retain and terminate any third-party search firm that is used to identify director candidates, and has the authority to approve the fees and retention terms of any such firm.

•

With regard to candidates who are properly recommended by stockholders or by other means, the Nominating and Governance Committee will review the qualifications of any such candidate, which review may, in the Nominating and Governance Committee’s discretion, include interviewing references for the candidate, direct interviews with the candidate, or other actions that the Nominating and Governance Committee deems necessary or proper.

•

The Nominating and Governance Committee will apply these same principles when evaluating director candidates who may be elected initially by the full Board to fill vacancies or newly created directorships prior to the next annual meeting of stockholders at which directors are elected.

•

After such review and consideration, the Nominating and Governance Committee selects, or recommends that the Board select, the slate of director nominees, either at a meeting of the Nominating and Governance Committee at which a quorum is present or by unanimous written consent of the Nominating and Governance Committee.

Upon the recommendation of the Nominating and Governance Committee, the Board has approved an increase in the size of the Board to six (6) members. Consistent with past practice, the Nominating and Governance Committee and the Board will continue to monitor and assess the size and composition of the Board and will consider the appointment of additional directors from time to time as appropriate to serve the best interests of the Company and its stockholders.

Contacting the Board of Directors

Any stockholder who desires to contact our Chairman of the Board or the other members of our Board may do so electronically by sending an email to the following address: BOD@iridex.com. Alternatively, a stockholder can contact our Chairman of the Board or the other members of the Board by writing to: Board of Directors, c/o Chairman of the Board, IRIDEX Corporation, 1212 Terra Bella Avenue, Mountain View, CA 94043. Communications received electronically or in writing will be distributed to the Chairman of the Board or the other members of the Board as appropriate depending on the facts and circumstances outlined in the communication received.

Code of Business Conduct and Ethics

The Company’s policy is to conduct its operations in compliance with all applicable laws and regulations and to operate its business under the fundamental principles of honesty, integrity and ethical behavior. This policy can be found in the Company’s Code of Business Conduct and Ethics, which is applicable to all of our directors, officers and employees. Such Code of Business Conduct and Ethics incorporates the Code of Ethics required by Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. The Code of Business Conduct and Ethics also complies with the listing standards of The Nasdaq Stock Market.

The Code of Business Conduct and Ethics is designed to promote honest and ethical conduct, the compliance with all applicable laws, rules and regulations and to deter wrongdoing. The Code of Business Conduct and Ethics is also aimed at ensuring that information we provide to the public (including our filings with and submissions to the SEC) is accurate, complete, fair, relevant, timely and understandable. A copy of the formally adopted Code of Business Conduct and Ethics is available on our website at www.iridex.com. We intend to disclose future amendments to certain provisions of the Code of Business Conduct and Ethics, or waivers of such provisions granted to directors and executive officers, on our web site at www.iridex.com pursuant to applicable requirements of the SEC and The Nasdaq Stock Market.

AUDIT COMMITTEE REPORT

General

The Audit Committee of the Board is responsible for overseeing the accounting and financial reporting processes of the Company and the audits of the Company’s financial statements, as well as assisting the Board with overseeing and monitoring the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the independent accountant’s qualifications, independence and performance, and the Company’s internal accounting and financial controls.

Review with Management

The Audit Committee reviewed and discussed our audited financial statements for the fiscal year ended January 2, 2010, together with the notes thereto, with management, which has primary responsibility for the financial statements. Burr Pilger Mayer, Inc., our independent registered public accounting firm, is responsible for expressing an opinion on the conformity of the Company’s audited financial statements with generally accepted accounting principles.

Review and Discussions with Independent Registered Public Accounting Firm

The Audit Committee discussed with Burr Pilger Mayer, Inc. the matters required to be discussed by the Statement on Auditing Standards No. 61 (Communications with Audit Committees), as amended, as adopted by the Public Company Accounting Oversight Board (PCAOB) in Rule 3200T, which includes, among other items, matters related to the conduct of the audit of our financial statements.

The Audit Committee also received from the independent auditor the written disclosures regarding the auditor’s independence required by PCAOB Ethics and Independence Rule 3526, Communication with Audit Committees Concerning Independence, and the letter from Burr Pilger Mayer, Inc. required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and has discussed with Burr Pilger Mayer, Inc.’s independence with them. The Audit Committee also concluded that Burr Pilger Mayer, Inc.’s provision of non-audit services to the Company is compatible with Burr Pilger Mayer, Inc.’s independence.

Conclusion

Based on the review and discussions referred to above, the Audit Committee recommended to the Board that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010 for filing with the SEC.

AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

Sanford Fitch (Chairman)
Garrett A. Garrettson
James B. Hawkins

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and greater than 10% stockholders are also required by SEC rules to furnish the Company with copies of all forms that they file pursuant to Section 16(a). Specific due dates have been established by the SEC, and the Company is required to disclose in this Proxy Statement any failure to file by those dates. Based solely on its review of the copies of such forms received by it, and written representations from certain reporting persons that no filings were required for such persons, the Company is not aware of any late Section 16(a) filings during the Company’s 2009 fiscal year.

Item 11.  Executive Compensation

Compensation Philosophy

The Company’s compensation philosophy is designed to attract, retain and reward personnel who contribute to the success of the Company. To achieve these goals, the Company strives to provide a comprehensive compensation package for each executive officer that is competitive with those offered by companies of similar type and size, in the same geographical area and whose executives perform functions similar to those performed by the executives of the Company. The Company also incorporates equity-based incentives into its overall compensation strategy to align the financial interests of our executives with those of our stockholders.

Role and Authority of the Compensation Committee

For the fiscal year ended January 2, 2010, the Compensation Committee of the Board established the overall executive compensation strategies of the Company and approved compensation elements for the Company’s Chief Executive Officer and other executive officers. Among other things, the Compensation Committee reviews and advises the Board regarding all forms of compensation to be provided to the officers, employees, directors and consultants of the Company. The Compensation Committee is comprised of three independent, members of the Board, none of whom has interlocking relationships as defined by the SEC. The Compensation Committee has available to it such external compensation advice and data as the Compensation Committee deems appropriate to obtain. The Compensation Committee may delegate any of its responsibilities to one or more of its members or to the Company’s directors or to members of management, to the extent permitted by applicable law and subject to such reporting to or ratification by the Compensation Committee as the Compensation Committee deems necessary or appropriate.

Executive Officer Compensation

The objectives of our executive officer compensation program are to attract, retain, motivate and reward key personnel who possess the necessary leadership and management skills through competitive base salary, annual cash bonus incentives, long-term incentive compensation in the form of stock options, and various benefits generally available to employees of the Company.

Base Salary

Base salary levels for the Company’s executive officers are generally targeted to be competitive with companies in the same stage of development and in the same industry and geographic area. In determining salaries, the Compensation Committee also takes into account the Chief Executive Officer’s recommendations, individual experience, contributions to corporate goals and the Company’s performance.

Incentive Bonuses

The Compensation Committee believes that a cash incentive bonus plan can serve to motivate the Company’s executive officers and management to address annual performance goals, using more immediate measures for performance than those reflected in the appreciation in value of stock options. The Board approved an incentive bonus plan for fiscal 2010, which is described in further detail below.

2010 Incentive Plan

The Company’s 2010 Incentive Plan (the “2010 Incentive Plan”) provides for the payment of cash bonuses to eligible employees of the Company, including the Company’s executive officers, upon the Company’s achievement of a targeted operating income amount. Payouts under the 2010 Incentive Program are calculated formulaically for each employee based upon the following factors: (1) operating income achieved by the Company, (2) the employee’s salary, (3) the employee’s grade level, (4) the employee’s individual performance during the year and (5) the number of months of service the employee has provided to the Company during the year. Such payouts will be determined by senior management, subject to the approval of the Compensation Committee.

Stock Option Grants

Stock options or other stock grants are granted to executive officers and other employees under the Company’s option plans. These stock option or other stock grants are intended to focus the recipient on the Company’s long-term performance to improve stockholder value and to retain the services of executive officers in a competitive job market by providing significant long-term earning potential. To this end, stock options generally vest over a four-year period, based on continued employment. Factors considered in granting stock options to executive officers of the Company are the duties and responsibilities of each individual, such individual’s contributions to the success of the Company and other relevant factors. The Company views stock options as an important component of long-term compensation for executive officers since options motivate executive officers to manage the Company in a manner that is consistent with the interests of stockholders.

2005 Employee Stock Purchase Plan

Our 2005 Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the Board in June 2005. The Purchase Plan permits eligible employees (including officers) to purchase Common Stock through payroll deductions, which may not exceed 10% of an employee’s compensation. No employee may purchase more than $25,000 worth of stock in any calendar year or more than 2,000 shares of Common Stock in any twelve-month period. The price of shares purchased under the Purchase Plan is 85% of the lower of the fair market value of the Common Stock at the beginning of the offering period or the end of the offering period. In February of 2007 the Board suspended the Purchase Plan until further notice.

2008 Equity Incentive Plan

The 2008 Equity Incentive Plan (the “2008 EIP”) was adopted by the Board in February 2008 and was approved by the stockholders in June 2008. The 2008 EIP provides for the grant of the following types of incentive awards: (i) stock options; (ii) stock purchase rights; (iii) restricted stock; (iv) restricted stock units; (v) performance shares; (vi) performance units; and (vii) stock appreciation rights. Since the expiration of the 1998 Stock Plan, equity compensation granted to the Company’s non-employee directors has been granted under the 2008 EIP. The exercise price of incentive stock options and stock appreciation rights granted under the 2008 EIP must be at least equal to the fair market value of the shares at the time of grant. With respect to any recipient who owns stock possessing more than 10% of the voting power of our outstanding capital stock, the exercise price of any option or stock purchase right granted must be at least equal to 110% of the fair market value at the time of grant. Options granted under the 2008 EIP are exercisable at such times and under such conditions as determined by the administrator of the plan; generally over a four-year period. The maximum term of incentive stock options granted to any recipient must not exceed ten years; provided, however, that the maximum term of an incentive stock option granted to any recipient possessing more than 10% of the voting power of our outstanding capital stock must not exceed five years. In the case of stock purchase rights, unless the administrator of the plan determines otherwise, we have a repurchase option exercisable upon the voluntary or involuntary termination of the purchaser’s employment with us for any reason (including death or disability). Such repurchase option lapses at a rate determined by the administrator of the plan. The purchase price for shares repurchased by us is the original price paid by the purchaser. The form of consideration for exercising an option or stock purchase right, including the method of payment, is determined by the administrator. The 2008 EIP expires in June 2018.

In the event of a merger or change in control of the Company, each outstanding award granted under the 2008 EIP will be treated as the administrator of the plan determines, including that each award will be assumed or an equivalent option or right substituted by the successor corporation or a parent or subsidiary of the successor corporation. In the event that the successor corporation, or the parent or subsidiary of the successor corporation, does not assume or substitute for the award, the participant will fully vest in and have the right to exercise all of his or her outstanding options or stock appreciation rights, including shares as to which such awards would not otherwise be vested or exercisable, all restrictions on restricted stock will lapse, and, with respect to restricted stock units, performance shares and performance units, all performance goals or other vesting criteria will be deemed achieved at target levels and all other terms and conditions met. In addition, if an option or stock appreciation right becomes fully vested and exercisable in lieu of assumption or substitution in the event of a change in control, the administrator will notify the participant in writing or electronically that the option or stock appreciation right will be fully vested and exercisable for a period of time determined by the administrator in its sole discretion, and the option or stock appreciation right will terminate upon the expiration of such period.

401(k) Plan

In fiscal 2009, the Company’s named executive officers were eligible to participate in the Company’s 401(k) Plan. Under the 401(k) Plan, eligible employees may contribute, on a pre-tax basis, up to 15% of the employee’s total annual income from the Company, excluding bonuses, subject to certain IRS limitations. The Plan allows for the Company to match 50% of the employee’s contribution up to a maximum amount. The maximum Company match was $2,000 per employee in fiscal year 2008. For fiscal year 2009 no match was made. All full-time employees who have attained age 18 are eligible to participate in the plan. All contributions are allocated to the employee’s individual account and, at the employee’s election, are invested in one or more investment funds available under the plan. Contributions are fully vested and not forfeitable.

CEO Compensation

Compensation for the Chief Executive Officer is consistent with the philosophies and practices described above for executive officers in general. The Chief Executive Officer’s base salary was not increased in 2009. Mr. Boutacoff assumed the responsibilities of Chief Executive Officer in October 2007 at the same base salary he received as Chief Executive Officer in July 2005.

2009 Summary Compensation Table

The following table shows, with respect to the Company’s Chief Executive Officer and each of the Company’s other two most highly compensated executive officers earning more than $100,000 in salary and bonus (the “named executive officers”), information concerning compensation awarded to or earned by each named executive officer or paid for their services to the Company in all capacities during fiscal 2009. The entries under the column heading “All Other Compensation” in the table include contributions and life insurance premiums for each named executive officer.

Name and Principal Position (1)	Year	Salary ($)	Bonus ($)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)
Theodore A. Boutacoff	2009	$249,231	$13,039	—	$3,537	$265,807
President and Chief Executive Officer	2008	$240,000	—	$13,643	$5,406	$259,049
	2007	$241,831	$804	—	$2,000	$244,635
James Mackaness	2009	$246,462	$19,559	—	$804	$266,825
Chief Financial Officer	2008	$228,923	—	$130,755	$2,715	$362,393
Eduardo Arias	2009	$245,841	$6,870	—	$5,223	$257,934
Senior Vice President, International Sales and Business Development	2008	$242,675	—	$20,638	$4,715	$268,028
	2007	$203,357	$2,019	—	$4,500	$209,876

(1)	Mr. Mackaness was appointed as the Company’s Chief Financial Officer in January 2008.
(2)	Reflects the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718.

Outstanding Equity Awards at 2009 Fiscal Year-End

The following table shows, as to the named executive officers, the number of options exercisable and unexercisable at January 2, 2010.

	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price (1) ($)	Option Expiration Date (2)
Name	Exercisable	Unexercisable
Theodore A. Boutacoff (3)	41,448	—	$5.39	11/11/2013
	18,552	—	$5.39	11/11/2013
	43,314	—	$5.56	4/28/15
	31,686	—	$5.56	4/28/15
	6,250	18,750	$0.90	12/11/15
James Mackaness (3)	40,000	40,000	$2.49	1/2/15
	6,250	18,750	$0.90	12/11/15
Eduardo Arias (3)	10,000	—	$3.71	7/19/11
	8,123	1,877	$7.84	9/17/13
	15,000	—	$4.74	9/23/13
	2,750	3,250	$3.53	2/13/15
	10,000	—	$5.08	3/31/15
	3,750	11,250	$0.90	12/11/15

(1)	Options were granted at an exercise price equal to the fair market value of the Company’s Common Stock, as determined by reference to the closing price reported on The Nasdaq Global Market on the date of grant.
(2)	Options may terminate before their expiration dates if the optionee’s status as an employee is terminated or upon the optionee’s death or disability.
(3)

The options granted to Messrs. Boutacoff and Arias vest at the rate of 1/48th of the shares subject to the option each month following the date of grant. The option granted with an exercise price of $2.49 to Mr. Mackaness vests at the rate of 12/48ths of the shares subject to the option 12 months following the date of grant, and 1/48th of the shares vest each month thereafter. The option granted with an exercise price of $0.90 to Mr. Mackaness vests at the rate of 1/48th of the shares subject to the option each month following the date of grant.

Termination and Change of Control Arrangements

Change of Control Agreement with James Mackaness

On January 22, 2008, the Company entered into a Change of Control and Severance Agreement (the “Change of Control Agreement”) with James Mackaness, the Company’s Chief Financial Officer. The Change of Control Agreement provides Mr. Mackaness with certain severance benefits in the event that his employment with the Company is terminated under certain circumstances described therein.

Termination within the Change of Control Context

If in the event that: (a) within twelve months following a Change of Control (as defined in the Change of Control Agreement), or (b) at any time prior to a Change of Control if such termination is effected at the request of an Acquiror (as defined in the Change of Control Agreement), (x) Mr. Mackaness terminates his employment with the Company for Good Reason (as defined in the Change of Control Agreement), or (y) the Company terminates Mr. Mackaness’ employment without Cause (as defined in the Change of Control Agreement), and, in each case, Mr. Mackaness signs and does not revoke a standard release of claims with the Company, then Mr. Mackaness will receive the following severance from the Company:

(i) Cash Severance Payment. Mr. Mackaness would be paid a lump sum payment equal to six months of his base salary.

(ii) Vesting Acceleration. Fifty percent of the shares underlying the then-outstanding and unvested stock options in Company Common Stock held by Mr. Mackaness, if any, would immediately vest and become exercisable, and fifty percent of any shares of restricted stock in the Company then-held by Mr. Mackaness, if any, would immediately vest and the applicable Company right of repurchase or reacquisition with respect to such shares will lapse.

(iii) Continued Employee Benefits. Mr. Mackaness would receive reimbursement from the Company for a period of up to six months for the costs and expenses incurred by himself and/or his eligible dependents for coverage under the Company’s benefit plans, provided that such coverage is timely elected under COBRA.

Termination outside the Change of Control Context

If Mr. Mackaness’ employment with the Company terminates: (i) voluntarily by Mr. Mackaness (except upon a termination for Good Reason (a) within twelve (12) months following a Change of Control, or (b) at any time prior to a Change of Control if such termination is at the request of an Acquiror), (ii) for Cause by the Company or (iii) without Cause by the Company if not (a) within twelve months following a Change of Control, or (b) at any time prior to a Change of Control if such termination is at the request of an Acquiror, then Mr. Mackaness would not be entitled to receive any severance from the Company.

Director Compensation

The following table provides information concerning the compensation paid by us to each of our non-employee directors for fiscal 2009. Mr. Boutacoff, who is one of our employees, did not receive additional compensation for his services as a director.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)(2)	Total ($)
Sanford Fitch	$21,000	$7,867	$28,867
Garrett Garrettson (3)	$49,250	$15,734	$64,984
James B. Hawkins	$26,500	$7,867	$34,367
William M. Moore	$28,500	$7,867	$36,367
Ruëdiger Naumann-Etienne	$1,500	$31,652	$33,152

(1)	Reflects the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718.
(2)	As of January 2, 2010, the aggregate number of underlying options outstanding for each of our non-employee directors was:

Name	Aggregate Number of Shares Underlying Outstanding Options
Sanford Fitch	35,000
Garrett A. Garrettson	45,000
James B. Hawkins	20,000
William M. Moore	20,000
Ruëdiger Naumann-Etienne	15,000

(3)	Chairman of the Board.

We use a combination of cash and equity compensation to attract and retain qualified candidates to serve on our Board.

Cash Compensation

Members of the Board (if non-employees), including the Chairman, receive $1,500 per Board meeting attended. Members of the Audit and Corporate Governance Committee and the Compensation and Nominating Committee receive $1,000 per committee meeting attended, and the Chairman of each of these committees receives $1,500 per committee meeting attended. The Chairman of the Board (if non-employee or Lead Independent Director) receives an additional payment of $1,250 per month and an annual stock option grant of 5,000 shares. In addition, directors are also reimbursed for reasonable out-of-pocket expenses incurred by them in attending such meetings.

Equity Compensation

Upon first becoming a director, each non-employee director is automatically granted a nonstatutory stock option to purchase 15,000 shares of the Company’s Common Stock under the Company’s 2008 Equity Incentive Plan, with such option vesting ratably over a thirty-six (36) month period following the date of grant. Each year thereafter, each non-employee director is granted an additional nonstatutory stock option to purchase 5,000 shares of the Company’s Common Stock, with such option vesting ratably over a 12-month period following the date of grant. Such options have an exercise price equal to the fair market value of the Company’s Common Stock as of the date of grant.

On July 1, 2009, Dr. Garrettson and Messrs. Fitch, Hawkins and Moore each received automatic and non-discretionary grants of nonstatutory stock options to purchase 5,000 shares of the Company’s Common Stock under the 2009 EIP as compensation for their services as directors. Dr. Garrettson received an additional grant of 5,000 shares of the Company’s Common Stock under the 2009 EIP as compensation for his service as Lead Independent Director. These stock options were granted with an exercise price of $2.27 per share, are subject to vesting over 12 months, with 1/12th of the shares subject to the option vesting each month following the grant date and have a term of 7 years.

On December 31, 2009, Dr. Naumann-Etienne received an automatic and non-discretionary grant of nonstatutory stock options to purchase 15,000 shares of the Company’s Common Stock under the 2008 EIP as compensation for his appointment to the board of directors. The stock option was granted with an exercise price of $3.07 per share, is subject to vesting over 36 months with 1/12th of the shares subject to the option vesting each month following the grant date, and has a term of 7 years.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

As of January 2, 2010, we had one equity compensation plan under which securities are authorized for issuance. This plan is the 2008 Equity Incentive Plan, which has been approved by our stockholders. The following table summarizes our equity compensation plans as of January 2, 2010:

Securities Authorized for Issuance Under Equity Compensation Plans, 2009

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,554,945	(1)	$1.405	938,865	(2)

Total	1,544,945		$1.405	938,865

(1)	Includes 52,500 options to purchase shares outstanding under the 1995 Director Option Plan, 932,917 options to purchase shares outstanding under the 1998 Stock Plan and 938,865 options to purchase shares outstanding under the 2008 Equity Incentive Plan. The 1995 Director Option Plan expired in October 2005, and the 1998 Stock Option Plan expired in February 2008. No further options to purchase shares shall be issued thereunder from either the 1995 Direction Option Plan or the 1998 Stock Plan, although outstanding options under these two plans remain subject to the terms and conditions of such plans.
(2)	Includes 938,865 options available for future issuance under the 2008 Equity Incentive Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company’s Common Stock as of January 2, 2010 by (i) each person (or group of affiliated persons) who is the beneficial owner of more than 5% of the Company’s Common Stock, (ii) each director and nominee for director, (iii) each of the Company’s executive officers named in the Summary Compensation Table appearing herein, and (iv) all of the Company’s directors and executive officers as a group.

	Beneficial Ownership - as of January 2, 2010
5% Stockholders, Directors and Officers (1)	Number of Shares (2)	Percent of Total (2)
BlueLine Partners, L.L.C. (3)	2,483,815	28.1%
Paragon Associates II Joint Venture (4)	750,000	8.5%
Kennedy Capital Management, Inc. (5)	696,086	7.9%

Directors
Sanford Fitch (6)	48,166	*
Garrett A. Garrettson (7)	55,333	*
James B. Hawkins (8)	16,666	*
William M. Moore (9)	74,027	*
Ruëdiger Naumann-Etienne (10)	167,985	1.9%

Named Executive Officers
Theodore A. Boutacoff (11)	302,380	3.36%
James Mackaness (12)	57,000	*
Eduardo Arias (13)	219,132	2.46%
All directors and executive officers as a group (8 persons) (14)	940,689	10.21%

*	Represents less than 1% of the total.
(1)	Unless otherwise indicated in the table, the address for each listed person is c/o IRIDEX Corporation, 1212 Terra Bella, Mountain View, CA 94043.
(2)	The number and percentage of shares beneficially owned is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of January 2, 2010, through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned. Percentage beneficially owned is based on 8,848,360 shares of common stock outstanding on January 2, 2010.
(3)	Includes shares owned by: BlueLine Capital Partners, L.P., BlueLine Capital Partners II, LLC, BlueLine Capital Partners III, LP, BlueLine Catalyst Fund VIII, L.P. and BlueLine Partners, L.L.C., together (“BlueLine Partners”). BlueLine Partners is located at 402 Railroad Ave., Suite 201, Danville, CA 94526. These securities are owned by BlueLine Catalyst Fund IX, L.P., who is a member of a “group” with BlueLine Capital Partners I, L.P., BlueLine Capital Partners II, L.P., BlueLine Capital Partners III, L.P., BlueLine Catalyst Fund VIII, L.P., BlueLine Partners, L.L.C. and BlueLine Partners II, L.L.C. BlueLine Partners, L.L.C. is the sole general partner of BlueLine Catalyst Fund IX, L.P.
(4)	Reflects 750,000 shares of Common Stock held of record by Paragon Associates and Paragon Associates II Joint Venture (“Paragon JV”); Bradbury Dyer III, as the authorized agent of Paragon JV, has the power to vote and dispose of the 750,000 shares of Common Stock held by Paragon JV. This information was obtained from a filing made with the SEC pursuant to Rule 13d-1 of the Exchange Act on February 10, 2009.
(5)	Kennedy Capital Management, Inc. is located at 10829 Olive Blvd., St. Louis, MO 63141. This information was obtained from a filing made with the SEC pursuant to Rule 13G of the Exchange Act on February 12, 2010.
(6)	Includes 34,166 shares subject to options that are exercisable within 60 days of January 2, 2010.
(7)	Includes 43,333 shares subject to options that are exercisable within 60 days of January 2, 2010.
(8)	Includes 16,666 shares subject to options that are exercisable within 60 days of January 2, 2010.
(9)	Includes 17,083 shares subject to options that are exercisable within 60 days of January 2, 2010.
(10)	Includes 1,666 shares subject to options that are exercisable within 60 days of January 2, 2010. Includes 64,319 shares owned by Intertec Healthcare Partners LP (“Intertec”), over which Dr. Naumann-Etienne may be deemed to share voting and dispositive power as a result of his position as a general partner. Includes 40,000 shares owned by Lamed Management & Technologie GmbH (“Lamed”), over which Dr. Naumann-Etienne may be deemed to share voting and dispositive power as a result of his position as a managing director. Mr. Naumann-Etienne disclaims beneficial ownership of the shares held by Intertec, except to the extent of his proportionate partnership interest therein, and beneficial ownership of the shares held by Lamed, except to the extent of his pecuniary interest therein.

(11)	Includes 143,333 shares subject to options that are exercisable within 60 days of January 2, 2010. Mr. Boutacoff is also a member of the Board of Directors.
(12)	Includes 55,000 shares subject to options that are exercisable within 60 days of January 2, 2010.
(13)	Includes 52,207 shares subject to options that are exercisable within 60 days of January 2, 2010.
(14)	Includes 363,454 shares subject to options that are exercisable within 60 days of January 2, 2010.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 31, 2007, the Company entered into a Securities Purchase Agreement with BlueLine Capital Partners (“BlueLine”) pursuant to which it sold to BlueLine units (the “Units”), consisting of one share of the Company’s Series A Preferred Stock and one warrant to purchase 1.2 shares of the Company’s Common Stock (such sale, the “BlueLine Financing”). In connection with this transaction the Company issued an aggregate of 500,000 Units at $10.00 per Unit, resulting in the issuance of 500,000 shares of Series A Preferred Stock, convertible into 1 million shares of Common Stock pursuant to the provisions of the Certificate of Designation filed by the Company in connection with the sale, and warrants (the “Initial Warrants”) to purchase an aggregate of 600,000 shares Common Stock at an exercise price of $0.01 per share. The Initial Warrants were exercisable after August 31, 2007 and were exercised prior to their expiration on December 31, 2007. Pursuant to the Securities Purchase Agreement, BlueLine has the right to designate two individuals for appointment to the Company’s Board of Directors, one of which is at BlueLine’s discretion and the second of which is subject to the Company’s reasonable approval.

The Company also entered into an Investor Rights Agreement with BlueLine, pursuant to which the Company granted BlueLine certain registration rights, which obligated the Company to file a Form S-3 registration statement within 90 days of becoming eligible to file a Form S-3 registration statement and the right to request the Company file a Form S-1 registration statement any time after February 29, 2008.

The Company became eligible to file a Form S-3 registration statement on November 21, 2008, but neither the Company nor BlueLine believed that it was in the best interests of the Company to file a registration statement at such time. As a result, the parties agreed to postpone the timing for the Company being required to file such a registration statement and BlueLine and in connection therewith the parties enter into an amendment to the Rights Agreement dated March 31, 2009, (the “Amendment”), pursuant to which the parties agreed that the Company would not be obligated to file a registration statement on Form S-3 until such time, on or after June 30, 2009, as the holders of 60% of the Registrable Securities (as defined below) request such registration in writing. In order to induce BlueLine to enter into the Amendment and waive any partial liquidated damages payable to BlueLine as a result of the decision not to file a Form S-3 registration statement within 90 days of November 21, 2008, the Company issued to BlueLine warrants to purchase an aggregate of 20,000 shares of the Company’s Common Stock at an exercise price of $0.01 per share (the “Amendment Warrants” and, together with the Initial Warrants, the “Warrants”). The parties also amended the Investor Rights Agreement so as to include the shares of Common Stock issuable upon exercise of the Amendment Warrants in the shares eligible for registration under the Investor Rights Agreement as amended (the “Amended Rights Agreement”). The Amendment Warrants were exercised on April 2, 2009.

In accordance with the Amended Rights Agreement, the Company may be required to register shares of the Series A Preferred Stock, including shares underlying the Series A Preferred Stock warrants and shares of common stock that are issued upon conversion of shares of Series A Preferred Stock (the “Registrable Securities”), through (i) a demand registration, (ii) a piggyback registration or (iii) an S-3 registration, the triggering conditions for each of which are described below.

Demand Registration:

At any time after February 29, 2008, the holders of at least 60% of the Registrable Securities may request in writing (a “Demand Request”) that the Company register all or part of the Registrable Securities. The Company must then promptly notify all other holders of Registrable Securities of the Demand Request and file a registration statement covering such Registrable Securities, including any Registrable Securities that are requested to be included within 30 days of the Company’s notice, within 90 days of receipt of the Demand Request, provided that the Registrable Securities may be cut back on a pro rata basis among the holders thereof if so determined by the underwriters of the offering. The Company must use its reasonable best efforts to cause the registration statement (the “Demand Registration Statement”) to become effective within 120 days of receipt of the Demand Request.

Piggyback Registration:

If the Company determines to file a registration statement with the SEC covering any of its equity securities (other than on Form S-4 or Form S-8 relating to securities being issued in connection with a business acquisition or an employee benefits plan) prior to filing a Demand Registration Statement or an S-3 Registration Statement (as defined below), the Company will send written notice to each holder of Registrable Securities of its determination, and each such holder will have eight business days thereafter to request in writing that the Company register all or a portion of the Registrable Securities held by such holder. The Company will include the Registrable Securities so requested for inclusion in its registration statement, provided that (i) the Registrable Securities may be fully cut back if so determined by the Company and the managing underwriters of the offering and (ii) prior to the effective date of the registration statement, the Company may determine to delay or forgo the registration for any reason.

Shelf Registration:

The Company is required to file a “shelf” registration statement on Form S-3 (an “S-3 Registration Statement”) if it receives a written request on or after July 30, 2009 for such registration (an “S-3 Request”) from the holders of at least 60% of the Registrable Securities. The Company must file the S-3 Registration Statement promptly, but in no event more than 90 days following its receipt of the S-3 Request (the “S-3 Deadline”). The Company agreed to use its reasonable best efforts to cause the S-3 Registration Statement to be declared effective by the SEC as soon as practicable, but no later than the S-3 Deadline, and must keep the registration statement continuously effective until the earlier of (x) the date when all the Registrable Securities have been sold or (y) with respect to a holder of Registrable Securities, the date when all Registrable Securities held by such holder may be sold without restriction under Rule 144 as determined by the Company’s counsel pursuant to a written opinion.

Liquidated Damages for Failure to Comply with Registration Obligations

The Company is required to pay partial liquidated damages as further described below if any of the following events occur (each, an “Event”):

(i)	a Demand Registration Statement or S-3 Registration Statement (each, a “Registration Statement”) is not filed and declared effective within 90 days of the date the Company receives a Demand Request or S-3 Request;

(ii)	the Company does not file a request for acceleration in accordance with Rule 461 of the Securities Act of 1933 (the “Act”) within five days of being notified by the SEC that a Registration Statement will not be reviewed or subjected to further review;

(iii)	the Staff notifies the Company that a pre-effective amendment is required or sends comments on a Registration Statement to the Company, and the Company does not file such amendment or otherwise respond in writing to the Staff’s comments within 15 calendar days after receipt of the Staff’s notice or comments; and

(iv)	if a Registration Statement ceases to remain continuously effective as to all Registrable Securities for which it is required to be effective, or the holders of the Registrable Securities are not permitted to use the prospectus therein to resell the Registrable Securities for more than 15 consecutive calendar days or more than 30 calendar days during any 12-month period.

Upon the occurrence of an Event, the Company must pay to each holder of Registrable Securities partial liquidated damages in cash in an amount equal to 1% of the aggregate purchase price paid by such holder for the Series A preferred stock on the date of any Event and on each monthly anniversary of such Event until the applicable Event is cured; provided, that the maximum amount of liquidated damages the Company is obligated to pay under the Amended Rights Agreement shall not exceed 12% of the aggregate purchase price of all Registrable Securities. If the Company fails to pay the full amount of such damages within seven days after the date such damages become payable, the Company must pay interest on the unpaid amount at a rate of 18% per annum (or such lesser maximum amount that is permitted by applicable law), accruing daily until the full amount owed, including interest, is paid.

To the extent that the registration of any or all of the Registrable Securities is prohibited under Rule 415 of the Act in the opinion of the SEC (the “Non-Registered Shares”), the liquidated damages described above shall not apply to the Non-Registered Shares, and the Company will file additional Registration Statements to register such Non-Registered Shares until all Registrable Securities have been registered.

The BlueLine Financing and the issuances of the Warrants were completed through private placements to accredited investors and were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The shares of the Series A Preferred Stock, together with the shares of the Common Stock issuable upon the conversion of the Series A Preferred Stock, and the Warrants, together with the shares of the Common Stock issued or issuable upon the exercise of the Warrants, have not been registered under the Securities Act or any state securities laws. Unless so registered, such securities may not be offered or sold in the United States absent an exemption from, or in a transaction not subject to, the registration requirement of the Securities Act and any applicable state securities laws.

Other than the transactions with BlueLine described above, since the beginning of the Company’s last fiscal year, there has not been nor is there currently proposed any transaction or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeds $120,000 and in which any director, executive officer, holder of more than 5% of the Common Stock of the Company or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than indemnification agreements between the Company and each of its directors and officers.

Item 14.  Principal Accountant Fees and Services.

Fees Billed to the Company by the Company’s Principal Independent Accountants During the Previous Two Fiscal Years

The following table presents fees (in thousands) billed for professional audit services and other services rendered to the Company by its principal independent accountants, Burr Pilger Mayer, Inc., for the fiscal years ended January 2, 2010 and January 3, 2009.

(in thousands)	Fiscal 2009	Fiscal 2008
Audit Fees (1)	$285	$300
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	$4	$98

Total	$289	$398

(1)	Audit Fees consisted of fees for professional services rendered for the audit of the Company’s annual financial statements included in the Company’s Annual Reports on Form 10-K and for the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, as well as reviews of regulatory and statutory filings.
(2)	This category consists of assurance and related services by the Company’s independent auditor that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under “Audit Fees.” BPM did not perform any such services for the Company in fiscal years 2009 or 2008.
(3)	Tax Fees consisted of fees billed for tax compliance and sales tax consultation services. BPM did not perform any such services for the Company in fiscal years 2009 or 2008.
(4)	All Other Fees consisted of fees attributable to the review by PricewaterhouseCoopers LLP (“PWC”) of the Company’s filings under the Exchange Act, unrelated to its audit of the Company’s financial statements, and fees related to the acquisition of the Laserscope Aesthetics business and the associated carve-out audits for the years ended December 31, 2006, 2005 and 2004. The full amount of the fees billed under this category is attributable to PWC; BPM did not bill any of the fees listed in this category.

Pre-Approval of Audit and Non-Audit Services

The Audit Committee has established a policy governing the Company’s use of its principal independent accountants for non-audit services. Under the policy, management may use its principal independent accountants for non-audit services that are permitted under SEC rules and regulations, provided that management obtains the Audit Committee’s approval before such services are rendered.

The Audit Committee pre-approved all of the services and fees identified in the table above in accordance with its charter and applicable laws, rules and regulations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 2nd day of February, 2011.

IRIDEX CORPORATION

By:	/s/ THEODORE A. BOUTACOFF
Theodore A. Boutacoff President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THEODORE A. BOUTACOFF (Theodore A. Boutacoff)	President, Chief Executive Officer and Director (Principal Executive Officer)	February 2, 2011

/s/ JAMES H. MACKANESS (James H. Mackaness)	Chief Financial Officer (Principal Financial and Accounting Officer)	February 2, 2011

* (Sanford Fitch)	Director	February 2, 2011

* (Garrett A. Garrettson)	Chairman of the Board	February 2, 2011

* (James B. Hawkins)	Director	February 2, 2011

* (William M. Moore)	Director	February 2, 2011

* (Ruëdiger Naumann-Etienne)	Director	February 2, 2011

*	By:	/s/ JAMES H. MACKANESS
Title: Attorney-in-fact

INDEX TO EXHIBITS

Exhibit Number	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.