Form 10-K
period 2011-01-01
IRIDEX CORP
filed 2011-03-25
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended January 1, 2011

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

Large accelerated filer  ☐             Accelerated filer  ☐             Non-accelerated filer  ☐             Smaller reporting company  ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting common equity held by non-affiliates of the Registrant was approximately $16,427,514, as of July 3, 2010 the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price reported for such date on the NASDAQ Global Market. The registrant did not have any non-voting common equity outstanding. For purposes of this disclosure, shares of common stock held by each executive officer and director and by each holder of 5% or more of the outstanding shares of common stock have been excluded from this calculation, because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 17, 2011, Registrant had 8,911,840 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the Proxy Statement for the Registrant’s 2011 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to levels of future sales and operating results; gross margins; managing cash flows; general economic conditions and levels of international sales, and our current and future liquidity and capital requirements; market acceptance of our products; expectations for and sources of future revenues; leveraging our core business and increasing recurring revenues; broadening our product lines through product innovation and new treatments; our marketing programs and trends in healthcare; our ability to take advantage of economies-of-scale in product development and manufacturing; efforts to decrease costs; estimates regarding the size of our markets; levels of future investment in research and development efforts; our ability to develop and introduce new products through strategic alliances, OEM relationships and acquisitions; the availability of components from third-party manufacturers; results of clinical studies and the status of our regulatory clearance; the impact of regulatory actions and determinations; and risks associated with bringing new products to market. In some cases, forward-looking statements can be identified by terminology, such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. The reader is strongly urged to read the information contained under the captions “Item 1A. Risk Factors - Factors That May Affect Future Results” in this Annual Report on Form 10-K for a more detailed description of these significant risks and uncertainties. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-K. We undertake no obligation to update such forward-looking statements to reflect events or circumstances occurring after the date of this report.

Item 1.	Business

General

IRIDEX Corporation is a leading worldwide provider of therapeutic based laser systems, delivery devices and consumable instrumentation used to treat eye diseases in ophthalmology and skin conditions in dermatology (also referred to as aesthetics). Our products are sold in the United States predominantly through a direct sales force and internationally through approximately 100 independent distributors in 107 countries. Total revenues in 2010, 2009 and 2008 were $43.7 million, $43.2 million and $48.5 million, respectively. In 2010 and 2009, we generated net income of $3.0 million and $2.6 million, respectively, whereas we incurred net loss of $7.4 million in 2008. The net loss for 2008 included impairment charges for the write down of Goodwill and Intangible assets of $5.3 million.

Our ophthalmology products consist of laser systems, delivery devices and consumable instrumentation including laser probes and are used in the treatment of serious eye diseases, including the three leading causes of irreversible blindness: diabetic retinopathy, glaucoma and age-related macular degeneration (AMD). In addition, our ophthalmology products are often used in vitrectomy procedures (used to treat proliferative diabetic retinopathy, macular holes, retinal tears and detachments) which are generally performed in the operating room and require a consumable single use intraocular laser probe (EndoProbe) to deliver light to the back of the eye together with other instrumentation. Therefore our ophthalmology business includes (i) a recurring revenue component, which consists of the sales of the consumable, single use EndoProbe devices and other instrumentation, combined with the repair, servicing and extended service contract protection for our laser systems and (ii) a capital component, which consists of the laser systems combined with durable delivery devices. Our laser systems consist of our IQ products which include IQ 532, IQ 577 and IQ 810 laser photocoagulation systems and our OcuLight products including OcuLight TX, OcuLight Symphony (Laser Delivery System), OcuLight SL, OcuLight SLx, OcuLight GL and OcuLight GLx laser photocoagulation systems. Our ophthalmology products contributed $32.3 million, $31.0 million and $32.4 million to our total revenues in 2010, 2009 and 2008, respectively.

Our aesthetics products consist of laser systems and handpieces that focus on the treatment of pigmented and vascular lesions, skin rejuvenation, skin tightening, hair reduction, leg veins, and acne. Our aesthetics products include the VariLite, DioLite XP, Gemini, Aura-i, Lyra-i, and Venus-i Laser Systems. Our aesthetics products are primarily used in a dermatologist’s or plastic surgeon’s offices and contributed $11.4 million, $12.2 million and $16.1 million to our total revenues in 2010, 2009 and 2008, respectively.

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

The IRIDEX Strategy

We are one of the worldwide leaders in developing, manufacturing, marketing, selling and servicing innovative medical laser systems and associated instrumentation. At the beginning of 2008 we set out a three stage plan: (a) to return to positive cash flows; (b) drive for profitability; and (c) position ourselves for growth. Over the last three years we have successfully executed our turnaround strategy. Our initial focus was on cash generation to pay off debt and return the Company to a sound financial footing by strengthening our balance sheet. We ended 2010 with $9.0 million in cash and no debt outstanding. We then concentrated on returning to profitability and have recorded eight consecutive quarters of profitability through the end of fiscal year 2010. We are now focused on growing our business.

Key elements to our growth strategy are:

1.	Leverage existing distribution channels to drive more recurring revenues by adding additional consumable devices for our current ophthalmology market.

2.	Introduce new complementary laser systems and durable delivery devices which either encourage replacement of the existing installed base, or expand the installed base by identifying new procedures or capabilities. We intend to continue our investment in research and development to improve the performance of our systems by developing innovative technologies which can address the customer needs.

3.	These actions will consist of organic initiatives supplemented by acquisitions.

See Item 1A. Risk Factors – Factors That May Affect Future Results – “Efforts to acquire additional companies or product lines may divert our managerial resources away from our business operations, and if we complete additional acquisitions, we may incur or assume additional liabilities or experience integration problems.” and “Our Future Success Depends on Our Ability to Develop and Successfully Introduce New Products and New Applications.”

Ophthalmic Products

We utilize a systems approach to product design. Each system includes a console, which generates the laser energy, and a number of interchangeable peripheral delivery devices for use in specific clinical applications. This approach allows our customers to purchase a basic console system and add additional delivery devices as their needs expand or as new applications develop. We believe that this systems approach is our distinguishing characteristic and also brings economies-of-scale to our product development and manufacturing efforts because individual applications do not require the design and manufacture of complete stand-alone products. Our primary equipment products range in price from $2,000 to $50,000, and consist of laser consoles and specialized durable delivery devices. Our line of consumable products has list prices of between $80 and $200 to end customers.

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

Visible (Green) Photocoagulator Consoles. Our OcuLight TX, OcuLight GL and OcuLight GLx solid state and semiconductor- based photocoagulator consoles used in ophthalmology deliver visible (532nm) laser light. The OcuLight TX was first shipped in late 2006 and offers an optional remote control and wireless power-adjust footswitch. The OcuLight TX/GL/GLx have dimensions of 6”H x 12”W x 12”D, draw a maximum of 300 Watts of wall power and requires no water cooling. In 2010 we introduced the IQ 532nm photocoagulator. This product ultilizes the user interface and product platform based on the IQ 577 as more fully described below.

Visible (Yellow) Photocoagulator Console. In 2009 we introduced the industry’s first solid state 577nm (yellow) photocoagulator - the IQ 577. This product utilizes state of the art user interface technology and delivers a 577 wavelength which is at the peak of oxyhemoglobin absorption which allows ophthalmologists to obtain optimal results with lower power (more tissue sparing) compared with green wavelengths. The IQ 577 console weighs 18 pounds, has dimensions of 7.5”H x 12”W x 14”D, draws a maximum of 250 Watts of wall power, requires no water cooling, and has a remote control and wireless footswitch.

Multi-wavelength Laser System Configurations. When used in conjunction with specific IRIDEX laser consoles, our Symphony slit lamp adapters can deliver multiple laser wavelengths from a single slit lamp installation. It combines the clinical versatility and convenience of multiple wavelength delivery into one delivery device for retinal and glaucoma procedures. Currently, our compatible consoles are the OcuLight GLx and the OcuLight Tx green laser consoles and the OcuLight SLx and the IQ 810 infrared laser consoles and the IQ 577 yellow laser console.

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

We believe that it is important to make a substantial contribution to improving clinical outcomes. For instance we have made substantial investments in researching and improving the treatment of serious eye diseases such as age-related macular degeneration, diabetic retinopathy and glaucoma. The objectives of developing new treatments and applications are to expand the potential patient population, to more effectively treat diseases, to treat patients earlier in the treatment regimen and to reduce the side effects of treatment. We spent $3.8 million on research and development in 2010, $3.6 million in 2009 and $4.0 million in 2008.

We consider clinical projects to be a component of our research and development efforts and they may or may not result in additional commercial opportunities. See Item 1A. Risk Factors - Factors That May Affect Future Results - “While We Devote Significant Resources to Research and Development, Our Research and Development May Not Lead to New Products that Achieve Commercial Success”

Customers and Customer Support

Our products are currently sold to ophthalmologists - particularly those specializing in retina, glaucoma and pediatrics -  dermatologists and plastic surgeons. Other customers include research and teaching hospitals, government installations, surgical centers and hospitals. No single customer or distributor accounted for 10% or more of total sales in fiscal years 2010, 2009 and 2008.

We are continuing our efforts to broaden our customer base through the development of new products and new applications of our existing products for use by ophthalmologists and dermatologists. We currently estimate that there are approximately 18,000 ophthalmologists in the United States and 55,000 internationally who are potential customers. Additionally, we estimate that there are approximately 5,000 and 18,000 hospitals in the United States and internationally, respectively, as well as approximately 5,000 ambulatory surgical centers in the United States which potentially represent multiple unit sales. We believe there are approximately 12,000 dermatologists and approximately 9,000 plastic surgeons in the United States who are potential customers. Because independent ophthalmologists and dermatologists frequently practice at their own offices, as well as through affiliations with hospitals or other medical centers, each independent ophthalmologist, dermatologist, plastic surgeon, office, hospital and medical center is a potential customer for our products.

We seek to provide superior customer support and service and believe that our customer service and technical support distinguish our product offerings from those of our competitors. We provide depot service at our Mountain View facility for our ophthalmology and small aesthetics products and we provide field service for our large aesthetics products we acquired in the Laserscope acquisition. Our customer support representatives assist customers with orders, warranty returns and other administrative functions. Our technical support engineers provide customers with answers to technical and product-related questions. We maintain an “around-the-clock” telephone service line to service our customers. If a problem with a depot serviceable product cannot be diagnosed and resolved by telephone, a service loaner is shipped overnight to domestic customers under warranty or service contract, and by the most rapid delivery means available to our international customers, and the problem unit is returned to us. The small size and rugged design of our products allows for economical shipment and quick response to customers almost anywhere in the world.

Sales and Marketing

We sell and market our products in the United States predominantly through our direct sales force. Our direct sales force is separated into two separate divisions, one for ophthalmology and one for aesthetics. In total we had a direct sales force of 17 employees who were engaged in sales efforts within the United States as of January 1, 2011 with 11 sales representatives focused on our Ophthalmology products. Our sales and marketing organization is based at our corporate headquarters in Mountain View, California with area sales managers located throughout the United States.

We sell and market our products internationally through approximately 100 independent distributors into over 107 countries. International sales represented 44.8%, 42.1% and 44.4% of our sales in 2010, 2009 and 2008, respectively. We believe that our international sales will continue to represent a significant portion of our revenues for the foreseeable future. We have two wholly owned subsidiaries, one located in France and the other in the UK. Our subsidiaries are responsible for selling, marketing and servicing our aesthetics products in their local geography. In June 2008, we transitioned the responsibility for the sales and service of our aesthetics products in the UK to an independent distributor. Our other international sales are made principally to customers in Europe, Asia, the Pacific Rim, the Middle East and Latin America. Our indirect international sales are administered through our corporate headquarters in Mountain View, California. Our distribution agreements with our international distributors are generally exclusive and typically can be terminated by either party without cause with 90 days notice. International sales may be adversely affected by the imposition of governmental controls, currency fluctuations, restrictions on export technology, political instability, trade restrictions, changes in tariffs and the economic condition in each country in which we sell our products. See Item 1A. Risk Factors - Factors That May Affect Future Results - “We Depend on International Sales for a Significant Portion of Our Operating Results.”

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

Operations

The manufacture of our infrared and visible light photocoagulators and the related delivery devices is a highly complex and precise process. Completed systems must pass quality control and reliability tests before shipment. Our manufacturing activities consist of specifying, sourcing, assembling and testing of components and certain subassemblies for assembly into our final product. As of January 1, 2011, we had a total of 49 employees engaged in manufacturing activities.

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

We rely on third parties to manufacture substantially all of the components used in our products, although we assemble critical subassemblies and the final product at our facility in Mountain View, California. Some of these suppliers and manufacturers are sole source. We have some long-term or volume purchase agreements with our suppliers but currently purchase most components on a purchase order basis. These components may not be available in the quantities required, on reasonable terms, or at all. Financial or other difficulties faced by our suppliers or significant changes in demand for these components or materials could limit their availability. Any failures by our third party suppliers to adequately perform may delay the submission of products for regulatory approval, impair our ability to deliver products on a timely basis or otherwise impair our competitive position. See Item 1A. Risk Factors -  Factors That May Affect Future Results - “We Depend on Sole Source or Limited Source Suppliers.”

International regulatory bodies often establish varying product standards, packaging requirements, labeling requirements, tariff regulations, duties and tax requirements. As a result of our sales in Europe, we are required to have all products “CE” marked, an international symbol affixed to all products demonstrating compliance to the European Medical Device Directive and all applicable standards. In July 1998, we received CE mark certification under Annex II guidelines, the most stringent path to CE certification. With Annex II CE mark certification, we have demonstrated our ability to both understand and comply with all applicable standards under the European Medical Device Directive. This allows us to CE mark any product upon our internal verification of compliance to all applicable European standards. Currently, all released products are CE marked. Continued certification is based on successful review of the process by our European Registrar during its annual audit. Any loss of certification would have a material adverse effect on our business, results of operations and financial condition. See Item 1A. Risk Factors - Factors That May Affect Future Results – “We Are Subject to Government Regulations Which May Cause Us to Delay or Withdraw the Introduction of New Products or New Applications for Our Products.”

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

Our principal competitors in ophthalmology are Alcon Inc., Carl Zeiss Meditec AG, Nidek Co. Ltd, Synergetics, Topcon Corporation, Ellex Medical Lasers, Ltd. and Lumenis Ltd. Most of these companies currently offer a competitive, semiconductor-based laser system for ophthalmology. Also within ophthalmology, pharmaceutical alternative treatments for AMD such as Lucentis/Avastin (Genentech), and to a lesser extent Visudyne (Novartis) and Macugen (OSI Pharmaceuticals) compete rigorously with traditional laser procedures.

In aesthetics our principal competitors are Cutera, Syneron, Palomar Technologies, Inc., Sciton, Lumenis Ltd. and Cynosure.

Some ophthalmic and aesthetic competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. Some companies also have greater name recognition than us and long-standing customer relationships. In addition, other medical companies, academic and research institutions, or others, may develop new technologies or therapies, including medical devices, surgical procedures or pharmacological treatments and obtain regulatory approval for products utilizing such techniques that are more effective in treating the conditions targeted by us, or are less expensive than our current or future products. Our technologies and products could be rendered obsolete by such developments. Any such developments could have a material adverse effect on our business, financial condition and results of operations. See Item 1A. Risk Factors - Factors That May Affect Future Results - “We Face Strong Competition in Our Markets and Expect the Level of Competition to Grow in the Foreseeable Future.”

Patents and Proprietary Rights

Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued twenty six United States patents and twelve foreign patents on the technologies related to our products and processes, which have expiration dates ranging from 2013 to 2028. We have approximately six pending patent applications in the United States and seven foreign pending patent applications that have been filed. Our patent applications may not be approved.

As a result of our 2007 acquisition of AMS/Laserscope aesthetic products, we acquired a royalty-free license to eleven of the AMS/Laserscope patents and a license to a Palomar patent under which royalties are paid to Palomar based upon a percentage of sales of certain products acquired from AMS/Laserscope.

As a result of our 2010 acquisition of RetinaLabs ophthalmology products we acquired five RetinaLab patents.

In addition to patents, we rely on trade secrets and proprietary know-how which we seek to protect, in part, through proprietary information agreements with employees, consultants and other parties. Our proprietary information agreements with our employees and consultants contain provisions requiring such individuals to assign to us, without additional consideration, any inventions conceived or reduced to practice by them while employed or retained by us, subject to customary exceptions - See Item 1A. Risk Factors - Factors That May Affect Future Results - “We Rely on Patents and Proprietary Rights to Protect our Intellectual Property and Business.”

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

In the United States, medical devices are classified into one of three classes (Class I, II or III). The class to which the device is assigned determines, among other things, the type of pre-marketing submission/application required for FDA clearance to market. If the device is classified as Class I or II, and if it is not exempt, a 510(k) pre-market notification will be required for marketing. Under FDA regulations, Class I devices are subject to general controls (for example, labeling, pre-market notification and adherence to Quality System Regulations (“QSRs”) requirements). Class II devices receive marketing clearance through a 510(k) pre-market notification. For Class III devices, a pre-market approval (PMA) application will be required unless the device is a pre-amendments device (on the market prior to the passage of the medical device amendments in 1976, or substantially equivalent to such a device) and PMAs have not been called for. In that case, a 510(k) will be the route to market. A 510(k) clearance will be granted if the submitted information establishes that the proposed device is “substantially equivalent” to a legally marketed Class I or II medical device, or to a Class III medical device for which the FDA has not called for a PMA. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional information or data are needed before a substantial equivalence determination can be made. A request for additional data may require that clinical studies of the device’s safety and efficacy be performed.

Commercial distribution of a device for which a 510(k) notification is required can begin only after the FDA issues an order finding the device to be “substantially equivalent” to a previously cleared device. The FDA has recently been requiring a more rigorous demonstration of substantial equivalence than in the past. Even in cases where the FDA grants a 510(k) clearance, it can take the FDA between three and six months from the date of submission to grant a 510(k) clearance, but it may take longer.

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

We have obtained 510(k) clearances for all of our marketed products. We have also modified aspects of our products since receiving regulatory clearance, but we believe that new 510(k) clearances are not required for these modifications. After a device receives a 510(k) clearance or a PMA, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new clearance or approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with our determination not to seek a new 510(k) clearance or PMA, the FDA may retroactively require us to seek 510(k) clearance or pre-market approval. The FDA could also require us to cease marketing and distribution and/or recall the modified device until a 510(k) clearance or a PMA approval is obtained. Also, in these circumstances, we may be subject to significant regulatory fines or penalties.

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

Reimbursement

The cost of a significant portion of medical care in the United States is funded by government programs, health maintenance organizations and private insurance plans. Our ophthalmology products are typically purchased by doctors, clinics, hospitals and other users, which bill various third-party payers, such as government programs and private insurance plans, for the health care services provided to their patients. Government imposed limits on reimbursement of hospitals and other health care providers have significantly affected the spending budgets of doctors, clinics and hospitals to acquire new equipment, including our products. Under certain government insurance programs, a health care provider is reimbursed for a fixed sum for services rendered in treating a patient, regardless of the actual charge for such treatment. The Center for Medicare and Medicaid Services (CMS) reimburses hospitals on a prospectively-determined fixed amount for the costs associated with an in-patient hospitalization based on the patient’s discharge diagnosis, regardless of the actual costs incurred by the hospital or physician in furnishing the care and regardless of the specific devices used in that procedure. Reimbursement issues have affected sales of our ophthalmic products to a greater extent than sales of our aesthetics products because aesthetics procedures, in general, are not covered under most insurance programs and the cost of these procedures are paid for out-of-pocket by the patient.

Private third-party reimbursement plans are also developing increasingly sophisticated methods of controlling health-care costs by imposing limitations on reimbursable procedures and the exploration of more cost-effective methods of delivering health care. In general, these government and private measures have caused health care providers, including our customers, to be more selective in the purchase of medical products. In addition, changes in government regulation or in private third-party payers’ policies may limit or eliminate reimbursement for procedures employing our products, which could have a material adverse effect on our business, results of operations and financial condition. See Item 1A Risk Factors - Factors That May Affect Future Results - “Our Operating Results May be Adversely Affected by Changes in Third Party Coverage and Reimbursement Policies and any Uncertainty Regarding Healthcare Reform Measures.”

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

Employees

At January 1, 2011 we had a total of 145 full-time employees (140 in the U.S. and 5 in France), including 78 in operations and service, 37 in sales and marketing, 17 in research and development and 13 in finance and administration. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. At January 1, 2011, we employed 22 such persons. Our future success will depend in part on our ability to attract, train, retain and motivate highly qualified employees, who are in great demand. We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization, and we have never experienced a work stoppage or strike. We consider our employee relations to be good.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our website at www.IRIDEX.com, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission, however, the information on, or that can be accessed through, our website is not part of this report. Additionally, these filings may also be accessed through the SEC’s website at www.sec.gov. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

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

In addition, we derive a meaningful portion of our sales from recurring revenues consumable instrumentation including consumable EndoProbe devices and service. Our ability to increase recurring revenues from the sale of consumable products will depend primarily upon the features of our current products and product innovation, the quality of our products, ease of use and prices of our products, including the relationship to prices of competing products. The level of our service revenues will depend on the quality of service we provide and the responsiveness and the willingness of our customers to request our services rather than purchase competing products or services. Any significant decline in market acceptance of our products or our revenues derived from the sales of laser consoles, delivery devices, consumables or services may have a material adverse effect on our business, results of operations and financial condition.

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

We Face Strong Competition in Our Markets and Expect the Level of Competition to Grow in the Foreseeable Future.

Competition in the market for devices used for ophthalmic and aesthetics treatment procedures is intense and is expected to increase. Our competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. Our principal competitors in ophthalmology are Alcon Inc., Carl Zeiss Meditec AG, Nidek Co. Ltd., Synergetics, Topcon Corporation, Ellex Medical Lasers, Ltd. and Lumenis Ltd. Most of these companies currently offer a competitive, semiconductor-based laser system for ophthalmology. Also within ophthalmology, pharmaceutical alternative treatments for AMD and DME such as Lucentis/Avastin (Genentech), and to a lesser extent Visudyne (Novartis) and Macugen (OSI Pharmaceuticals), compete rigorously with traditional laser procedures.

In aesthetics, our principal competitors are Cutera, Syneron, Palomar Technologies, Inc., Sciton, Lumenis Ltd. and Cynosure. These competitors have more sales representatives supporting broader product lines. Some competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do.

In both markets, some companies also have greater name recognition than we do and benefit from long-standing customer relationships. In addition to other companies that manufacture photocoagulators, we compete with pharmaceuticals, other technologies and other surgical techniques. Some medical companies, academic and research institutions, or others, may develop new technologies or therapies that are more effective in treating conditions targeted by us or are less expensive than our current or future products. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

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

We Are Exposed to Risks Associated With Worldwide Economic Slowdowns and Related Uncertainties.

We are subject to macro-economic fluctuations in the U.S. and worldwide economy. Concerns about consumer and investor confidence, volatile corporate profits and reduced capital spending, international conflicts, terrorist and military activity, civil unrest and pandemic illness could reduce customer orders or cause customer order cancellations. In addition, political and social turmoil related to international conflicts and terrorist acts may put further pressure on economic conditions in the United States and abroad.

Weak economic conditions and declines in consumer spending and consumption may harm our operating results. Purchases of our products are often discretionary. During uncertain economic times, customers or potential customers may delay, reduce or forego their purchases of our products and services, which may impact our business in a number of ways, including lower prices for our products and services and reducing or delaying sales. There could be a number of follow-on effects from economic uncertainty on our business, including insolvency of key suppliers resulting in product delays, delays in customer payments of outstanding accounts receivable and/or customer insolvencies, counterparty failures negatively impacting our operations, and increasing expense or inability to obtain future financing.

If economic uncertainty persisted, or if the economy entered a prolonged period of decelerating growth, our results of operations may be harmed.

We Depend on International Sales for a Significant Portion of Our Operating Results.

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the fiscal year ended January 1, 2011, our international sales were $19.6 million or 44.8% of total sales. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. None of our international revenues and costs has been denominated in foreign currencies, other than sales made by our French subsidiary. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. The factors stated above could have a material adverse effect on our business, financial condition or results of operations. Our international operations and sales are subject to a number of other risks and potential costs, including:

•	impact of international conflicts, terrorist and military activity, civil unrest;

•	impact of recessions in global economies and availability of credit;

•	fluctuations in foreign currency exchange rates;

•	performance of our international channel of distributors;

•	longer accounts receivable collection periods;

•	differing local product preferences and product requirements;

•	cultural differences;

•	changes in foreign medical reimbursement and coverage policies and programs;

•	political and economic instability;

•	difficulty in staffing and managing foreign operations;

•	foreign certification requirements, including continued ability to use the “CE” mark in Europe, and other local regulatory requirements;

•	reduced or limited protections of intellectual property rights in jurisdictions outside the United States;

•	potentially adverse tax consequences; and

•	multiple protectionist, adverse and changing foreign governmental laws and regulations.

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

Since 1989, we have completed 5 acquisitions. As part of our growth strategy we are seeking to acquire additional businesses or product lines for various reasons, including adding new products, adding new customers, increasing penetration with existing customers, adding new manufacturing capabilities or expanding into new geographic markets. Our ability to successfully grow through additional acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financings. These additional efforts could divert the attention of our management and key personnel from our business operations. If we complete additional acquisitions, we may also experience:

•	difficulties integrating any acquired products into our existing business;

•	delays in realizing the benefits of the acquired products;

•	diversion of our management’s time and attention from other business concerns;

•	adverse customer reaction to the product acquisition; and

•	increases in expenses.

Any one or more of these factors stated above could have a material adverse effect on our business, financial condition or results of operations.

Furthermore, additional acquisitions could materially impair our operating results by causing us to amortize acquired assets, incur acquisition expenses and add debt.

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

Our Future Levels of Indebtness May Limit Our Ability to Operate Our Business, Finance Acquisitions and Pursue Business Strategies.

As of January 1, 2011, our cash balance was $9.0 million and we had no debt outstanding. If we are unable to maintain positive cash flows we may need to incur debt to sustain our operations. In addition it is our goal to seek growth through investments in internal programs and acquisitions both of which may result in us incurring debt. Increased levels of debt and obligations may, among other things:

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

Our ability to service any future indebtedness will depend on our future performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Some of these factors are beyond our control. In addition credit markets remain fragile. We cannot assure you that financing or refinancing will be available on a timely basis or on satisfactory terms, if at all.

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

We Rely on Patents and Proprietary Rights to Protect our Intellectual Property and Business.

Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued twenty six United States patents and twelve foreign patents on the technologies related to our products and processes. We have approximately six pending patent applications in the United States and seven foreign pending patent applications that have been filed. Our patent applications may not be approved. Along with the acquisition of the AMS/Laserscope aesthetic products, we acquired a royalty-free license to eleven of the AMS/Laserscope patents. In addition, we acquired a license to a Palomar patent under which royalties are paid to Palomar based upon a percentage of sales of certain products acquired from AMS/Laserscope. The acquisition of the RetinaLabs assets included five additional patents. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.

Patents have a limited lifetime and once a patent expires competition may increase. For example our “Connector Patent” used to connect our delivery devices (consumable & durable) to our laser consoles expired in 2010. Delivery devices which do not utilize our Connector Patent technology are not recognized by our laser consoles. We derive, and expect to continue to derive, a large portion of our recurring revenue and profits from sales of our consumable EndoProbe devices. Expiration of this patent may increase competition from our competitors for our consumable EndoProbe device business and there can be no guarantees that we will maintain our market share of this business.

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

Our ability to sell our products and generate revenues depends upon our direct sales force within the United States and relationships with independent distributors outside the United States. Currently our direct sales force consists of 11 employees focused on Ophthalmology and 3 employees and 1 independent representative focused on aesthetics and we maintain relationships with approximately 100 independent distributors internationally selling our products into 107 countries. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are entirely dependent on the efforts of these third parties. If any distributor breaches terms of its distribution agreement or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory would be adversely affected.

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

We Depend on Collaborative Relationships to Develop, Introduce and Market New Products, Product Enhancements and New Applications.

We depend on both clinical and commercial collaborative relationships. We have entered into collaborative relationships with academic medical centers and physicians in connection with the research and innovation and clinical testing of our products. Commercially, we currently collaborate with Bausch & Lomb to design and manufacture a solid-state green wavelength (532nm) laser photocoagulator module for Bausch & Lomb, called the Millennium Endolase module. The Millennium Endolase module is designed to be a component of Bausch & Lomb’s ophthalmic surgical suite product offering and is not expected to be sold as a stand-alone product. Sales of the Millennium Endolase module are dependent upon the actual order rate from and shipment rate to Bausch & Lomb, which depends on the efforts of our partner and is beyond our control. Bausch & Lomb has introduced a new product to replace the product that included the Millennium Endolase module and as such we have seen sales to Bausch & Lomb decline and we anticipate sales to continue to decline. The failure to obtain any additional future clinical or commercial collaborations and the resulting failure or success of such arrangements of any current or future clinical or commercial collaboration relationships could have a material adverse effect on our ability to introduce new products or applications and therefore could have a material adverse effect on our business, results of operations and financial condition.

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

In addition to these factors, our quarterly results have been, and are expected to continue to be, affected by seasonal factors. For example, our European sales during the third quarter are generally lower due to many businesses being closed for the summer vacation season.

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

Our Stock Price Has Been and May Continue to be Volatile and an Investment in Our Common Stock Could Suffer a Decline in Value.

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. In addition, the trading price of our common stock has been significantly adversely affected by our recent operating performance and by liquidity issues. In the fiscal year ended January 1, 2011, the trading price of our common stock fluctuated from a low of $2.77 per share to a high of $4.50 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

Any modifications to an FDA-cleared device that would significantly affect its safety or effectiveness or that would constitute a major change in its intended use would require a new 510(k) clearance or possibly a premarket approval. We may not be able to obtain additional 510(k) clearances or premarket approvals for new products or for modifications to, or additional indications for, our existing products in a timely fashion, or at all. Delays in obtaining future clearances would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenues and future profitability. We have made modifications to our devices in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees, and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing the modified devices, which could harm our operating results and require us to redesign our products.

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

Item 3.	Legal Proceedings

None

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information for Common Equity

Our common stock is currently and has been quoted on the NASDAQ Global Market under the symbol “IRIX” and has been since our initial public offering on February 15, 1996. The following table sets forth for the periods indicated the high and low sales prices for our common stock, as reported on the NASDAQ Global Market.

	High	Low
Fiscal 2010
Fourth Quarter	$3.96	$3.30
Third Quarter	$4.01	$2.77
Second Quarter	$4.50	$3.65
First Quarter	$4.49	$2.90
Fiscal 2009
Fourth Quarter	$3.40	$2.05
Third Quarter	$2.42	$1.86
Second Quarter	$2.55	$1.15
First Quarter	$1.34	$0.55

On March 17, 2011 the closing price on the NASDAQ Global Market for our common stock was $3.95 per share. As of March 17, 2011, there were approximately 61 holders of record (not in street name) of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of our stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future. In addition, the payment of cash dividends to our stockholders is currently prohibited by our credit facility. See Note 10 - Bank Borrowings, in Notes to Consolidated Financial Statements.

Recent Sales of Unregistered Securities

On April 8, 2010, in connection with our acquisition of substantially all of the assets of RetinaLabs, Inc., we issued 115,000 shares of our common stock at a fair value of $493,000 in addition to $250,000 of cash consideration. Pursuant to the terms of the purchase agreement, we may be obligated to issue up to an additional 200,000 shares of our common stock. See Note 3 – Business Combination, in Notes to Consolidated Financial Statements, which describes further this business acquisition.

No underwriters were involved in the foregoing issuance of securities. The issuances of the securities described above were deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 4(2) of the Securities Act. The recipients represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the stock certificates issued. All recipients had adequate access to information about us.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

IRIDEX Corporation is a leading worldwide provider of therapeutic based laser systems, delivery devices and consumable instrumentation used to treat eye diseases in ophthalmology and skin conditions in dermatology (also referred to as aesthetics). Our products are sold in the United States (U.S.) predominantly through a direct sales force and internationally through approximately 100 independent distributors into 107 countries except for our aesthetics products which are sold, marketed and serviced directly in France.

We manage and evaluate our business in two segments - ophthalmology and aesthetics. We further break down these segments by geography - Domestic (U.S.) and International (the rest of the world). In addition, within ophthalmology, we review trends by laser system sales (consoles and durable delivery devices) and recurring sales (single use consumable laser probes and other associated instrumentation (“consumables”), service and support).

Our ophthalmology revenues arise primarily from the sale of our IQ and OcuLight laser systems, consumables and service and support activities. Our current family of IQ products includes IQ 532, IQ 577 and IQ 810 laser photocoagulation systems and our OcuLight products include OcuLight TX, OcuLight Symphony (Laser Delivery System), OcuLight SL, OcuLight SLx, OcuLight GL and OcuLight GLx laser photocoagulation systems. We also produce the Millennium Endolase module which is sold exclusively to Bausch & Lomb and incorporated into their Millennium Microsurgical System.

Our aesthetics revenues arise primarily from the sales of our aesthetics systems and service contracts. Our current family of systems includes the VariLite, DioLite, Gemini, Venus-i, Lyra-i and Aura-i Laser Systems.

Sales to international distributors are made on open credit terms or letters of credit and are currently denominated in U.S. dollars and accordingly, are not subject to risks associated with currency fluctuations. Sales of aesthetics products to end customers from our French subsidiary are denominated in Euros.

Cost of revenues consists primarily of the cost of purchasing components and sub-systems, assembling, packaging, shipping and testing components at our facility, direct labor and associated overhead, service and U.S. field service costs and for 2008, amortization of intangible assets.

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

Results of Operations - 2010, 2009 and 2008

Our fiscal year ends on the Saturday closest to December 31. Fiscal 2010 ended on January 1 2011, fiscal 2009 ended on January 2, 2010, and fiscal 2008 ended on January 3, 2009. Consequently, fiscal years 2010 and 2009 included 52 weeks of operations while fiscal year 2008 included 53 weeks of operations.

The following table sets forth certain operating data as a percentage of revenue for the periods included.

	Percentage of Revenue Years Ended
	FY 2010 Jan 1, 2011	FY 2009 Jan 2, 2010	FY 2008 Jan 3, 2009
Revenues:
Product revenues	81.0%	79.0%	79.3%
Service revenues	19.0	21.0	20.7

Total revenues	100.0	100.0	100.0
Cost of revenues	52.2	53.1	59.4

Gross margin	47.8	46.9	40.6
Operating expenses:
Research and development	8.7	8.4	8.2
Sales and marketing	22.4	21.4	22.7
General and administrative	10.3	11.3	14.1
Impairment of goodwill and intangible assets	0.0	0.0	11.1

Total operating expense	41.4	41.1	56.1

Income (loss) from operations	6.4	5.8	(15.5)
Legal settlement	1.8	1.8	1.6
Interest and other expense, net	(0.2)	(0.5)	(1.0)

Other income, net	1.6	1.3	0.6

Income (loss) before provision for income taxes	8.0	7.1	(14.9)
Provision for income taxes	1.0	1.1	0.3

Net income (loss)	7.0%	6.0%	(15.2)%

Comparison of 2010 and 2009

Revenues.

Total revenues for 2010 were $43.7 million compared with $43.2 million in 2009, an increase of $0.5 million or 1.0%. Our Ophthalmology business revenues, excluding our OEM line, increased $2.0 million or 6.6% driven by increases in demand globally for our ophthalmology systems due to new product introductions and increased capital spending in the healthcare industry as countries recover from the recent recession. These gains were offset by the phasing out of our OEM line and by reductions in aesthetics sales. We have seen some stability in our aesthetics business internationally with the improving economic situation overseas after the economic uncertainty experienced in Europe during our second quarter of 2010 while domestic sales are still challenged by lingering uncertainty in the US economy and competition remains strong across all geographies.

(in millions)	FY 2010	FY 2009	Change in $	Change in %
Ophthalmology systems - domestic	$6.2	$5.2	$1.0	16.2%
Ophthalmology systems - international	9.2	7.8	1.4	14.3%
Ophthalmology recurring revenues	16.2	16.6	(0.4)	(2.4)%
Ophthalmology OEM	0.7	1.4	(0.7)	(47.3)%

Total Ophthalmology revenues	$32.3	$31.0	$1.3	4.1%
Aesthetics systems - domestic	$2.3	$2.5	$(0.2)	(6.1)%
Aesthetics systems - international	3.7	3.8	(0.1)	(1.1)%
Service revenues	5.4	5.9	(0.5)	(10.1)%

Total Aesthetics revenues	$11.4	$12.2	$(0.8)	(6.5)%

Total revenues	$43.7	$43.2	$0.5	1.0%

Gross Profit.

Gross profit increased $0.6 million from $20.3 million in 2009 to $20.9 million in 2010. The increase in gross profits was driven primarily due to an improvement in gross margins from 46.9% to 47.8%. Direct margins improved 0.3%; manufacturing variances (which include inventory and warranty reserve movements and adjustments for overhead absorbed) were 0.4% of revenues compared to 1.0% of revenues in 2009; and manufacturing and service expenses as a percentage of revenues remained constant.

Research and Development.

Research and development (R&D) expenses increased $0.2 million or 5.7%, from $3.6 million in 2009 to $3.8 million in 2010. The increase is attributable to increases in material and personnel costs incurred in engineering development projects as the Company continues to focus on new product introductions.

Sales and Marketing.

Sales and marketing expenses increased $0.5 million or 5.7%, from $9.3 million in 2009 to $9.8 million in 2010. The increase is primarily attributable to increased personnel costs associated with increased headcount from 33 to 37.

General and Administrative.

General and administrative expenses decreased $0.4 million or 8.6%, from $4.9 million in 2009 to $4.5 million in 2010. The decrease is attributable to reduced bad debt expense, banking fees, and accounting and consulting services.

Legal Settlement and Interest and Other Expense, net.

Income from the settlement with Synergetics of legal claims related to patents infringement amounted to $0.8 million for both periods. The Company anticipates receiving an additional $1.6 million in other income from the settlement, to be paid to the Company in two annual installments of $0.8 million on April 16, 2011 and April 16, 2012. During the first quarter of 2010 the Company repaid the amount outstanding on its loan balance and consequently interest and other expense, net, was reduced from $0.2 million to $0.1 million.

Income Taxes.

We recorded a provision for income taxes of $0.5 million and an effective tax rate of 13% for the year ended January 1, 2011 similar to a provision for income taxes of $0.5 million for the year ended January 2, 2010. Our tax rate is benefiting from a reduction in the valuation allowance we currently have booked against our deferred tax asset. Ultimately, assuming we remain profitable, the entire valuation reserve will be released and our tax rate will return to more normal levels. At the end of 2010 the valuation allowance totaled $12.1 million.

Comparison of 2009 and 2008

Revenues.

Total revenues for 2009 were $43.2 million compared with $48.5 million in 2008, a decrease of $5.3 million or 11.0%. The decrease in total revenues was primarily due to the global economic environment that resulted in reduced capital spending in the healthcare industry. The impact was felt more acutely in our aesthetics business which is largely driven by discretionary spending. We did see an impact on our domestic ophthalmology business on the capital side at the beginning of 2009 as our customers became very cautious with capital spending although there were signs of a recovery towards the end of the year, and we believe that the number of domestic ophthalmology procedures that use our consumable probe decreased during 2009 causing a drop in our recurring revenues. Our international ophthalmology business did see growth as the international markets have been faster to recover from the recession and the weak dollar has provided assistance. Our OEM revenue is generated from a long standing relationship and demand for the end user products has decreased. OEM revenues decreased $0.5 million or 27.1%, from $1.9 million to $1.4 million.

(in millions)	FY 2009	FY 2008	Change in $	Change in %
Ophthalmology systems - domestic	$5.2	$6.0	$(0.8)	(13.2)%
Ophthalmology systems - international	7.8	7.4	0.4	6.2%
Ophthalmology recurring revenues	16.6	17.1	(0.5)	(2.9)%
Ophthalmology OEM	1.4	1.9	(0.5)	(27.1)%

Total Ophthalmology revenues	$31.0	$32.4	$(1.4)	(4.2)%
Aesthetics systems - domestic	$2.5	$2.2	$0.3	13.4%
Aesthetics systems - international	3.8	6.8	(3.0)	(44.7)%
Service revenues	5.9	7.1	(1.2)	(16.9)%

Total Aesthetics revenues	$12.2	$16.1	$(3.9)	(24.5)%

Total revenues	$43.2	$48.5	$(5.3)	(11.0)%

Gross Profit.

Gross profit increased $0.6 million from $19.7 million in 2008 to $20.3 million in 2009. The increase in gross profit was primarily attributable to an improvement in gross margins (from 40.6% to 46.9%) because we were no longer suffering the negative impacts to cost of revenues associated with the amortization of intangible assets, partially offset by a decrease in revenues.

Research and Development.

Research and development (R&D) expenses decreased $0.4 million or 10.0%, from $4.0 million in 2008 to $3.6 million in 2009. The decrease was primarily attributable to a reduction in material costs consumed in engineering development projects , offset in part by an increase in salary and employee benefits associated with a headcount increase.

Sales and Marketing.

Sales and marketing expenses decreased $1.7 million or 15.7%, from $11.0 million in 2008 to $9.3 million in 2009. The decrease was primarily attributable to decreased headcount associated with headcount reductions, decreased amortization expenses for intangible assets, and reductions in advertising and promotion, business travel, and lower commission expenses resulting from lower sales. In addition, at the end of June 2008, we transferred our operating activities in the UK to a third party distributor, which contributed to the decrease in sales and marketing spending subsequent to the transfer.

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

Legal Settlement and Interest and Other Expense, net.

Income from the settlement with Synergetics of legal claims related to patents infringement amounted to $0.8 million for 2009 and 2008. The Company will receive an additional $2.4 million in other income from the settlement, to be paid to the Company in three annual installments of $0.8 million on each April 16th until 2012. Interest and other expense, net consisting primarily of interest expense on bank debt, were $0.2 million and $0.5 million for 2009 and 2008, respectively.

Income Taxes.

We recorded a provision for income taxes of $496 thousand and an effective tax rate of 16% for the year ended January 2, 2010 compared to a provision for income taxes of $127 thousand for the year ended January 3, 2009. The increase in the provision for income taxes was primarily attributable to the increase in taxable income in the U.S.

Liquidity and Capital Resources

Comparison of 2010 and 2009

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital. During 2010 net cash provided by operating activities was $3.5 million which was generated primarily from net income of $3.0 million. This compares to net cash provided by operating activities in 2009 of $6.8 million which was generated from $2.6 million of net income plus $2.6 million from improvements in working capital.

As of January 1, 2011, we had cash and cash equivalents of $9.0 million, no debt outstanding and working capital of $17.2 million compared with cash and cash equivalents of $9.4 million, debt of $3.5 million and working capital of $13.2 million as of January 2, 2010.

Management is of the opinion that the Company’s current cash and cash equivalents together with our ability to generate cash flows from operations provide sufficient liquidity to operate for the next 12 months. In addition, the Company has a credit facility with Silicon Valley Bank for amounts up to $5 million.

Comparison of 2009 and 2008

In 2009, net cash provided by operating activities was $6.8 million compared with $0.1 million being used in operating activities in 2008. In 2009, the net cash provided by operating activities resulted primarily from the net income generated during 2009 and a reduction in working capital. During 2008 we made repayments to AMS of $6.3 million including interest as a result of the settlement agreement reached in August of 2007. Excluding these payments cash from operations was positive $6.2 million. As of January 3, 2009 all amounts owed to AMS have been repaid.

Contractual Payment Obligations

Our contractual payment obligations that were fixed and determinable as of January 1, 2011 were as follows (in thousands):

	Payments Due by Period
	Total	2011	2012	2013	2014	2015 and thereafter
Operating leases payments	$2,995	$690	$696	$710	$770	$129
Total contractual cash obligations	$2,995	$690	$696	$710	$770	$129

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

Inventories.

Inventories are stated at the lower of cost or market and include on-hand inventory physically held at the Company’s facility, sales demo inventory and service loaner inventory. Cost is determined on a standard cost basis which approximates actual cost on a first-in, first-out (FIFO) method. Lower of cost or market is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolete or impaired inventory and are charged to cost of revenues. Factors influencing these adjustments include changes in demand, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. Revisions to these adjustments would be required if these factors differ from our estimates.

Sales Returns Allowance and Allowance for Doubtful Accounts.

The Company estimates future product returns related to current period product revenue. We analyze historical returns, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowance. Significant management judgment and estimates must be made and used in connection with establishing the sales returns allowance in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. Our provision for sales returns is recorded net of the associated costs. The balance for the provision of sales returns, which is recorded to a deferred revenue account, was $209 thousand and $207 thousand as of January 1, 2011 and January 2, 2010, respectively.

Similarly management must make estimates regarding the uncollectability of accounts receivable. We are exposed to credit risk in the event of non-payment by customers to the extent of amounts recorded on the balance sheet. As of January 1, 2011, we had accounts receivable totaling $7.5 million, net of an allowance for doubtful accounts of $0.4 million. As sales levels increase the level of accounts receivable would likely also increase. In addition, in the event that customers were to delay their payments to us, the levels of accounts receivable would likely also increase. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on past payment history with the customer, analysis of the customer’s current financial condition, the aging of the accounts receivable balance, customer concentration and other known factors.

Warranty.

The Company accrues for estimated warranty costs upon shipment of products. Actual warranty costs incurred have not materially differed from those accrued. The Company’s warranty policy is applicable to products which are considered defective in their performance or fail to meet the product specifications. Warranty costs are reflected in the statement of operations as cost of revenues.

Income Taxes.

We account for income taxes in accordance with ASC 740, Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We evaluate annually the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. In 2010 and 2009, we have recorded a full valuation allowance for our deferred tax assets based on our past losses and uncertainty regarding our ability to project future taxable income. In future periods if we are able to generate income we may reduce or eliminate the valuation allowance.

Accounting for Uncertainty in Income Taxes.

We account for uncertain tax positions in accordance with ASC 740, Income Taxes. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with our accounting policy, we recognize accrued interests and penalties related to unrecognized tax benefits as a component of income tax expense. The impact on adoption of ASC 740 is more fully described in Note 14.

Accounting for Stock-Based Compensation.

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation (ASC 718) which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s service period.

Stock-based compensation expense for fiscal 2009 and 2008 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of ASC 718. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of ASC 718. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award.

We determined that the Black-Scholes option pricing model is the most appropriate method for determining the estimated fair value for stock options. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying stock.

Recently Issued and Adopted Accounting Standards

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We do not expect adoption of this standard to have a material impact on our financial position, results of operations, or cash flows.

In December 2010, the FASB issued ASU 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts . ASU 2010-28 modifies Step 1 of the goodwill impairment test so that for reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We do not expect adoption of this standard to have a material impact on our financial position, results of operations, or cash flows.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. ASU 2010-09 became effective immediately upon issuance. The adoption of this statement did not have a material impact on our financial position, results of operations, or cash flows.

In January 2010, the FASB issued accounting standards update on fair value measurement and disclosures, adding new requirements for disclosures for levels 1 and 2, separate disclosures and purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. This update was effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. Early adoption is permitted. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial position, results of operations, or cash flows.

In October 2009, the FASB issued ASU 2009-13. ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (“deliverables”) separately rather than as a combined unit. Specifically, this guidance amends the criteria in the “Revenue Recognition - Multiple-Element Arrangements” subtopic of the Codification for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with the option to provide retrospective presentation for prior years. Early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our financial position, results of operations, or cash flows.

Off-Balance Sheet Arrangements

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

Our consolidated balance sheets as of January 1, 2011 and January 2, 2010 and the consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years ending in the period January 1, 2011, January 2, 2010 and January 3, 2009 together with the related notes and the report of our independent auditors, are on the following pages. Additional required financial information is described in Item 15.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of IRIDEX Corporation

We have audited the accompanying consolidated balance sheets of IRIDEX Corporation as of January 1, 2011 and January 2, 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three year period ended January 1, 2011. Our audits also included the financial statement schedule listed in Item 15(a)(2). IRIDEX Corporation’s management is responsible for these consolidated financial statements and financial statement schedule. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IRIDEX Corporation as of January 1, 2011 and January 2, 2010, and the results of its operations and its cash flows for each of the years in the three year period ended January 1, 2011 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, as of and for the years ended January 1, 2011, January 2, 2010 and January 3, 2009, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Burr Pilger Mayer, Inc.

East Palo Alto, California

March 24, 2011

IRIDEX Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	FY 2010 January 1, 2011	FY 2009 January 2, 2010
ASSETS
Current assets:
Cash and cash equivalents	$9,014	$9,378
Accounts receivable, net of allowance for doubtful accounts of $369 in 2010 and $754 in 2009	7,526	7,482
Inventories, net	9,212	8,999
Prepaid expenses and other current assets	620	470

Total current assets	26,372	26,329
Property and equipment, net	360	486
Other intangible assets, net	1,797	1,153
Goodwill	473	—
Other long term assets	218	323

Total assets	$29,220	$28,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,981	$1,872
Bank line of credit	—	3,520
Accrued compensation	2,304	2,171
Accrued expenses	1,822	1,983
Accrued warranty	956	1,165
Deferred revenue	2,134	2,405

Total current liabilities	9,197	13,116

Long term liabilities:
Other long-term liabilities	596	149

Total liabilities	9,793	13,265

Commitments and contingencies (Note 11)

Stockholders’ equity:
Convertible preferred stock, $.01 par value:
Authorized: 2,000,000 shares; Issued and outstanding: 500,000 shares in 2010 and 2009	5	5
Common stock, $.01 par value:
Authorized: 30,000,000 shares; Issued and outstanding: 8,986,418 shares in 2010 and 8,848,360 shares in 2009	89	89
Additional paid-in capital	41,168	39,820
Accumulated other comprehensive loss	(205)	(212)
Treasury stock, at cost	(430)	(430)
Accumulated deficit	(21,200)	(24,246)

Total stockholders’ equity	19,427	15,026

Total liabilities and stockholders’ equity	$29,220	$28,291

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	FY 2010 Year Ended January 1, 2011	FY 2009 Year Ended January 2, 2010	FY 2008 Year Ended January 3, 2009
Revenues:
Product revenues	$35,370	$34,121	$38,462
Service revenues	8,324	9,091	10,066

Total revenues	43,694	43,212	48,528
Cost of revenues	22,791	22,939	28,849

Gross profit	20,903	20,273	19,679

Operating expenses:
Research and development	3,814	3,609	4,009
Sales and marketing	9,804	9,273	10,998
General and administrative	4,488	4,873	6,844
Impairment of goodwill and intangible assets	—	—	5,364

Total operating expenses	18,106	17,755	27,215

Income (loss) from operations	2,797	2,518	(7,536)
Other income (expenses):
Legal settlement	800	800	800
Interest and other expense, net	(78)	(237)	(507)

Income (loss) before provision for income taxes	3,519	3,081	(7,243)
Provision for income taxes	473	496	127

Net income (loss)	$3,046	$2,585	$(7,370)

Net income (loss) per common share - basic	$0.34	$0.29	$(0.84)

Net income (loss) per common share - diluted	$0.30	$0.26	$(0.84)

Shares used in computing net income (loss) per common share - basic	8,943	8,840	8,824

Shares used in computing net income (loss) per common share - diluted	10,134	9,940	8,824

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	FY 2010 Year Ended January 1, 2011	FY 2009 Year Ended January 2, 2010	FY 2008 Year Ended January 3, 2009
Net income (loss)	$3,046	$2,585	$(7,370)
Foreign currency translation adjustments	7	(20)	(104)

Comprehensive income (loss)	$3,053	$2,565	$($7,474)

The accompanying notes are an integral part of these consolidated financial statements.

.

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
FY 2007: Balances, December 29, 2007	500,000	$5	8,824,301	$89	$38,695	$(430)	$(88)	$(19,461)	$18,810
Employee stock-based compensation expense					322				322
Tax effect of stock compensation expense					88				88
Foreign currency translation adjustments							(104)		(104)
Net loss								(7,370)	(7,370)

FY 2008: Balances, January 3, 2009	500,000	$5	8,824,301	$89	$39,105	$(430)	$(192)	$(26,831)	$11,746
Issuance of common stock under stock option plan			4,059		5				5
Employee stock-based compensation expense					360				360
Tax effect of stock compensation expense					350				350
Foreign currency translation adjustments							(20)		(20)
Exercise of common stock warrants, $0.01 per share			20,000
Net Income								2,585	2,585

FY 2009: Balances, January 2, 2010	500,000	$5	8,848,360	$89	$39,820	$(430)	$(212)	$(24,246)	$15,026
Issuance of common stock under stock option plan			34,558		88				88
Employee stock-based compensation expense					551				551
Tax effect of stock compensation expense					1				1
Foreign currency translation adjustments							7		7
Issuance of common stock in connection with RetinaLabs acquisition			103,500		444				444
Contingent consideration - shares of common stock in connection with RetinaLabs acquisition					264				264
Net Income								3,046	3,046

FY 2010: Balances, January 1, 2011	500,000	$5	8,986,418	$89	$41,168	$(430)	$(205)	$(21,200)	$19,427

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	FY 2010 Year Ended January 1, 2011	FY 2009 Year Ended January 2, 2010	FY 2008 Year Ended January 3, 2009
Operating activities:
Net income (loss)	$3,046	$2,585	$(7,370)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on disposal of assets	—	—	136
Depreciation and amortization	515	899	3,221
Impairment of goodwill and intangible assets	—	—	5,364
Stock compensation cost recognized	551	360	322
Tax effect of stock compensation expense	1	350	88
Provision for doubtful accounts	—	126	208
Provision for inventory reserves	(3)	(138)	1,442
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(44)	591	469
Inventories	(210)	2,783	2,881
Prepaid expenses and other current assets	(150)	70	511
Other long term assets	105	(94)	118
Accounts payable	109	(543)	(472)
Accrued compensation	133	442	(295)
Accrued expenses	(94)	(117)	(5,560)
Accrued warranty	(209)	(180)	(550)
Deferred revenue	(271)	(336)	(609)

Net cash provided by (used in) operating activities	3,479	6,798	(96)

Investing activities:
Acquisition of property and equipment	(193)	(232)	(223)
Purchases of RetinaLabs	(225)	—	—

Net cash used in investing activities	(418)	(232)	(223)

Cash flows from financing activities:
Proceeds from stock option exercises	88	5	—
Proceeds from borrowings	5,876	42,308	44,777
Repayment of borrowings	(9,396)	(44,788)	(48,656)
Release of funds under debt facility	—	—	3,800

Net cash used in financing activities	(3,432)	(2,475)	(79)

Effect of foreign exchange rate changes	7	(20)	(104)
Net increase (decrease) in cash and cash equivalents	(364)	4,071	(502)
Cash and cash equivalents, beginning of year	9,378	5,307	5,809

Cash and cash equivalents, end of year	$9,014	$9,378	$5,307

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$439	$160	$20
Interest paid	$57	$242	$691
Supplemental disclosure of non-cash activities:
Share issued at acquisition	$444	$—	$—
Contingent consideration - cash	$380	$—	$—
Contingent consideration - shares	$264	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

Notes to Consolidated Financial Statements

1. Business of the Company

Description of Business.

IRIDEX Corporation is a worldwide provider of therapeutic-based laser systems, delivery devices and consumable instrumentation used to treat eye diseases in ophthalmology and skin conditions in dermatology (also referred to as aesthetics). Our products are sold in the United States predominantly through a direct sales force and internationally through approximately 100 independent distributors in 107 countries.

2. Summary of Significant Accounting Policies

Financial Statement Presentation.

The consolidated financial statements include the accounts of IRIDEX Corporation and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Except as noted below, the Company has determined that the local currency of the country where the subsidiary is located is the functional currency for those foreign operations. Assets and liabilities were translated into their US dollar equivalent using the spot rate at the balance sheet date. Operating results were translated using average exchange rates for the period. Accordingly, translation adjustments for foreign subsidiaries are included as a component of accumulated other comprehensive loss. The Company’s UK subsidiary ceased operating activities in the third fiscal quarter of 2008. An independent distributor took over the responsibility for sales and service of our aesthetics products in the UK. Consequently at the start of the fourth quarter of 2008 in accordance with ASC 830, Foreign Currency Matters, management determined that the primary economic environment in which the entity was operating had changed to the US dollar and therefore the functional currency was changed to the US dollar. Effective at the start of the fourth quarter of 2008, non-monetary assets and liabilities were translated into their US dollar equivalent at the historical rate. Monetary assets and liabilities were translated at a spot rate at the balance sheet date, and the operating results were translated using average exchange rates for the period. Translation adjustments are included in “Interest and other expense, net” in the period in which they occur.

Our fiscal year always ends on the Saturday closest to December 31. Fiscal 2010 ended on January 1, 2011, fiscal 2009 ended on January 2, 2010, and fiscal 2008 ended on January 3, 2009. Consequently, fiscal 2010 and fiscal 2009 included 52 weeks of operations while fiscal year 2008 included 53 weeks.

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

Sales Returns Allowance and Allowance for Doubtful Accounts.

The Company estimates future product returns related to current period product revenue. We analyze historical returns, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowance. Significant management judgment and estimates must be made and used in connection with establishing the sales returns allowance in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. Our provision for sales returns is recorded net of the associated costs. The balance for the provision of sales returns was $209 thousand and $207 thousand as of January 1, 2011 and January 2, 2010, respectively.

Similarly management must make estimates regarding the uncollectability of accounts receivable. We are exposed to credit risk in the event of non-payment by customers to the extent of amounts recorded on the balance sheet. As of January 1, 2011, we had accounts receivable totaling $7.5 million, net of an allowance for doubtful accounts of $0.4 million. As of January 2, 2010, we had accounts receivable totaling $7.5 million, net of an allowance for doubtful accounts of $0.8 million. As sales levels change the level of accounts receivable would likely also change. In addition, in the event that customers were to delay their payments to us, the levels of accounts receivable would likely increase. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on past payment history with the customer, analysis of the customer’s current financial condition, the aging of the accounts receivable balance, customer concentration and other known factors.

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

As part of our normal business, we generally utilize various finished goods inventory as either sales demos to facilitate the sale of our products to prospective customers, or as loaners that we allow our existing customers to use while we repair their products. The Company is amortizing these demos and loaners over an estimated useful life of four years. The amortization of the demos is charged to sales expense while the amortization on the loaners is charged to cost of revenues. The gross value of demos and loaners was $2.0 million and $1.7 million and the accumulated amortization was $1.1 million and $1.1 million as of January 1, 2011 and January 2, 2010, respectively. The amortization of demos and loaners are transferred to the applicable reserve accounts when they are returned from the field, or the related accumulated amortization are credited to cost of goods when such demos or loaners are sold. In fiscal 2010, the demos and loaners amortization were offset by such activities, thereby the accumulated amortization remaining level with 2009.

Property and Equipment.

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight–line basis over the estimated useful lives of the assets, which is generally three years. Our net property and equipment was $0.4 million at the end of fiscal 2010 and $0.5 million at the end of fiscal 2009. We invested $0.2 million in property and equipment in both 2010 and 2009. Capital expenditures in fiscal 2010 have been primarily for software and computer equipment, and manufacturing equipment. In fiscal 2009, capital expenditures have been primarily for software and computer equipment.

Valuation of Goodwill and Intangible Assets.

The purchase method of accounting for acquisitions requires estimates and assumptions to allocate the purchase price to the fair value of net tangible and intangible assets acquired with any excess value being recorded as goodwill. There are a number of generally accepted valuation methods used to estimate fair value of intangible assets, and we use primarily a discounted cash flow method, which requires significant management judgment to forecast the future operating results and to estimate the discount factors used in the analysis. The amounts allocated to, and the useful lives estimated for intangible assets affect future amortization.

Goodwill and intangible assets determined to have indefinite lives are not amortized, but are subject to an annual impairment test in accordance with ASC 350, Intangibles - Goodwill and Other. See Note 7 – Goodwill, in Notes to Consolidated Financial Statements. Intangible assets with definite lives are amortized over the useful life of the asset.

We review our amortizing intangible assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future non-discounted net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. In such circumstances, the Company conducts an impairment analysis in accordance with Impairment or Disposal of Long-Lived Assets Section of ASC 360, Property, Plant and Equipment. See Note 8 – Intangible Assets, in Notes to Consolidated Financial Statements.

Revenue Recognition.

Our revenues arise from the sale of laser consoles, delivery devices, consumables and service and support activities. Revenue from product sales is recognized upon receipt of a purchase order and product shipment provided that no significant obligations remain and collection of the receivables is reasonably assured. Shipments are generally made with Free-On-Board (FOB) shipping point terms, whereby title passes upon shipment from our dock. Any shipments with FOB receiving point terms are recorded as revenue when the shipment arrives at the receiving point. Cost is recognized as product sales revenue is recognized. The Company’s sales may include post-sales obligations for training or other deliverables. For revenue arrangements such as these, we recognize revenue in accordance with ASC 605, Revenue Recognition, Multiple-Element Arrangements. When the Company has objective and reliable evidence of fair value of the undelivered elements, it defers revenue attributable to the post-sale obligations and recognizes such revenue when the obligation is fulfilled. Otherwise, the Company defers all revenue related to the transaction until all elements are delivered. Revenue relating to service contracts is recognized on a straight line basis over the period of the applicable service contract. We recognize repair service revenue upon completion of the work.

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

Taxes Collected from Customers and Remitted to Governmental Authorities.

Taxes collected from customers and remitted to governmental authorities are recognized on a net basis in the accompanying consolidated statements of operations.

Deferred Revenue.

Revenue related to service contracts is deferred and recognized on a straight line basis over the period of the applicable service period. Costs associated with these service arrangements are recognized as incurred. A reconciliation of the changes in the Company’s deferred revenue balances for the years ended January 1, 2011 and January 2, 2010 is provided as follows (in thousands):

FY 2008: Balance, January 3, 2009	$2,741
Additions to deferral	6,101
Revenue recognized	(6,437)

FY 2009: Balance, January 2, 2010	$2,405
Additions to deferral	5,039
Revenue recognized	(5,310)

FY 2010: Balance, January 1, 2011	$2,134

Warranty.

The Company accrues for estimated warranty costs upon shipment of products. Actual warranty costs incurred have not materially differed from the amounts accrued. The Company’s warranty policy is applicable to products which are considered defective in their performance or fail to meet the product specifications. Warranty costs are reflected in the statement of operations as cost of revenues. A reconciliation of the changes in the Company’s warranty liability for the years ended January 1, 2011 and January 2, 2010, is provided as follows (in thousands):

FY 2008: Balance, January 3, 2009	$1,345
Accruals for product warranties	179
Cost of warranty claims	(359)

FY 2009: Balance, January 2, 2010	$1,165
Accruals for product warranties	206
Cost of warranty claims	(415)

FY 2010: Balance, January 1, 2011	$956

Shipping and handling costs.

Our shipping and handling costs billed to customers are included in revenues and the associated expense is recorded in cost of revenues for all periods presented. Shipping and handling costs amounted to $0.3 million, $0.3 million and $0.4 million for the years ended January 1, 2011, January 2, 2010 and January 3, 2009, respectively.

Research and Development.

Research and development expenditures are charged to operations as incurred.

Advertising.

Advertising and promotion costs are expensed as they are incurred; such costs were approximately $307 thousand in 2010, $350 thousand in 2009, and $322 thousand in 2008 and are included in sales and marketing expenses in the accompanying consolidated statements of operations.

Income Taxes.

We account for income taxes in accordance with ASC 740, Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We evaluate annually the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. In 2010 and 2009, we have recorded a full valuation allowance for our deferred tax assets based on our past losses and uncertainty regarding our ability to project future taxable income. In future periods if we are able to generate income we may reduce or eliminate the valuation allowance.

Accounting for Uncertainty in Income Taxes.

We account for uncertain tax positions in accordance with ASC 740, Income Taxes. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with our accounting policy, we recognize accrued interests and penalties related to unrecognized tax benefits as a component of income tax expense. The impact on adoption of ASC 740 is more fully described in Note 14.

Accounting for Stock-Based Compensation.

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation (ASC 718) which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s service period.

Stock-based compensation expense for fiscal 2009 and 2008 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of ASC 718. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of ASC 718. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award.

We determined that the Black-Scholes option pricing model is the most appropriate method for determining the estimated fair value for stock options. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying stock.

Concentration of Credit Risk and Other Risks and Uncertainties.

The Company’s cash and cash equivalents are deposited in demand and money market accounts. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and therefore, bear minimal risk.

The Company markets its products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of our customers and maintains an allowance for potential credit losses. Historically, the Company has not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the years ended January 1, 2011, January 2, 2010, and January 3, 2009 no single customer accounted for greater than 10% of total sales. No single customer accounted for more than 10% of our net accounts receivable balance as of January 1, 2011 and January 2, 2010.

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

Net Income (Loss) per Share.

Net income (loss) per share is computed in accordance with ASC 260, Earnings per Share. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents consist of incremental common shares issuable upon the exercise of stock options and the conversion of Series A Preferred Stock into common stock and are calculated under the treasury stock method. Common stock equivalent shares from unexercised stock options and the conversion of Series A Preferred Stock are excluded from the computation for periods in which the Company incurs a loss as their effect is anti-dilutive or if the exercise price of such options is greater than the average market price of the stock for the period. See Note 16 - Computation of Basic and Diluted Net Income (Loss) Per Common Share, in Notes to Consolidated Financial Statements.

Recently Issued and Adopted Accounting Standards

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We do not expect adoption of this standard to have a material impact on our financial position, results of operations, or cash flows.

In December 2010, the FASB issued ASU 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts . ASU 2010-28 modifies Step 1 of the goodwill impairment test so that for reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We do not expect adoption of this standard to have a material impact on our financial position, results of operations, or cash flows.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. ASU 2010-09 became effective immediately upon issuance. The adoption of this statement did not have a material impact on our financial position, results of operations, or cash flows.

In January 2010, the FASB issued accounting standards update on fair value measurement and disclosures, adding new requirements for disclosures for levels 1 and 2, separate disclosures and purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. This update was effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. Early adoption is permitted. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial position, results of operations, or cash flows.

In October 2009, the FASB issued ASU 2009-13. ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (“deliverables”) separately rather than as a combined unit. Specifically, this guidance amends the criteria in the “Revenue Recognition – Multiple-Element Arrangements” subtopic of the Codification for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with the option to provide retrospective presentation for prior years. Early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our financial position, results of operations, or cash flows.

3. Business Combination

On April 8, 2010, the Company acquired substantially all of the assets of RetinaLabs, Inc. (“RetinaLabs”). Pursuant to the terms of the purchase agreement, the Company acquired RetinaLabs’ existing product family together with certain additional intellectual property that the Company anticipates incorporating into future products. The purchase price for the acquired assets consisted of $250 thousand in cash consideration and 115,000 unregistered shares of the Company’s common stock issued at closing, and an earn-out. The earn-out is tied to future revenues and could result in additional cash and share consideration to RetinaLabs based on the future performance of the acquired products and intellectual property.

In accordance with ASC 805, Business Combinations, the acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired from RetinaLabs at the date of acquisition are recorded in the consolidated financial statements at their respective fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill in the amount of $473 thousand. This goodwill is expected to be non-deductible for tax purposes. The purchase price includes the fair value of the earn-out which is recorded as a long-term liability and the fair value of the contingent consideration for additional shares which is recorded in equity.

We incurred $76 thousand of direct costs associated with the acquisition that were expensed as a component of general and administrative expense in the first quarter 2010. The amounts of revenue and earnings of the acquiree since the acquisition date are included in the consolidated statement of operations for the reporting period and have been immaterial to the consolidated financial statements. The financial results of RetinaLabs prior to the acquisition are immaterial for purposes of pro forma financial disclosures.

The determination of estimated fair value of acquired assets and liabilities requires management to make significant estimates and assumptions. We determined the fair value by applying established valuation techniques, based on information that management believed to be relevant to this determination. The following table summarizes the purchase price allocation of the fair value of the assets acquired at the date of acquisition:

The purchase price was as follows (in thousands):

At time of acquisition:
Cash, net of escrow	$225
Shares issued, net of escrow	444
Earn-out:
Net present value of additional cash including escrow	380
Net present value of additional shares including escrow	264

Total purchase price	$1,313

The cost of the acquisition was allocated as follows (in thousands):

Identifiable intangible assets:
Patents	$600
Customer-related	240
Goodwill	473

Total purchase price	$1,313

Valuing certain components of the acquisition, including primarily identifiable intangible assets, goodwill, and the earn out liability, required us to make estimates that may be adjusted in the future.

Identifiable intangible assets. Intangible assets included in the purchase price allocation consist of: (a) technology patents of $600 thousand assigned an economic useful life whereby the economic value of the asset is its ability to provide the Company relief from royalty and is being amortized as a percentage of revenues generated per units sold, and (b) customer-related intangible assets of $240 thousand assigned an economic life of 15 years being amortized on the straight line method.

Goodwill. Approximately $473 thousand has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. In accordance with ASC 350-20, Goodwill, is not amortized but instead is tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, an accounting charge for the amount of impairment is incurred in the fiscal quarter in which the determination is made. The Company believes the goodwill realized was the result of a number of factors, including the following: expected revenue growth opportunities for existing products and the opportunity to commercialize acquired intellectual property.

4. Fair Value Measurement

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, and accounts payable at January 1, 2011 and January 2, 2010, approximate fair value because of the short maturity of these instruments.

As of January 1, 2011 and January 2, 2010, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

	FY 2010: January 1, 2011				FY 2009: January 2, 2010
	Fair Value Measurements				Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$8,158			$8,158	$6,261			$6,261
Liabilities:
Contingent consideration - cash			$380	$380

The Company’s Level 1 financial assets are money market funds whose fair values are based on quoted market prices. The Company does not have any Level 2 financial assets or liabilities. The Company’s Level 3 financial liabilities are related to the fair value of the contingent consideration (the earn-out to be paid in cash) in connection with the RetinaLabs acquisition. At January 1, 2011, observable market information was not available to determine the fair value of the Company’s contingent consideration. Therefore, the fair value is based on valuation models that relied on Level 3 inputs including those that are based on probability of outcomes, expected cash flow streams, market discount rates and overall capital market liquidity. The valuation of the earn-out liability related to the RetinaLabs acquisition is subject to uncertainties that are difficult to predict.

The following table provides a reconciliation of the beginning and ending balances of the contingent consideration – cash (Level 3 liabilities) (in thousands):

Balance as of January 2, 2010	$—
Addition of contingent consideration - cash related to RetinaLabs acquisition	380
Change in fair value of contingent consideration	—

Balance as of January 1, 2011	$380

5. Inventories

The components of the Company’s inventories are as follows (in thousands):

	FY 2010 January 1, 2011	FY 2009 January 2, 2010
Raw materials and work in process	$5,222	$5,069
Finished goods	3,990	3,930

Total inventories, net	$9,212	$8,999

6. Property and Equipment

The components of the Company’s property and equipment are as follows (in thousands):

	FY 2010 January 1, 2011	FY 2009 January 2, 2010
Equipment	$6,803	$6,610
Leasehold improvements	2,236	2,236
Less: accumulated depreciation and amortization	(8,679)	(8,360)

Property and equipment, net	$360	$486

Depreciation expense related to property and equipment was $319 thousand, $578 thousand, and $876 thousand for the years ended January 1, 2011, January 2, 2010, and January 3, 2009.

7. Goodwill

The carrying value of goodwill was $0.5 million at January 1, 2011 and $0 at January 2, 2010. Change in goodwill for the year ended January 1, 2011 is presented in the following table (in thousands):

	FY 2010 January 1, 2011	FY 2009 January 2, 2010
Balance, beginning of period	$—	$—
Goodwill as a result of acquisition	473	—
Impairment of goodwill	—	—

Balance, end of period	$473	$—

All of the goodwill recorded as a result of the RetinaLabs acquisition is attributable to our ophthalmology segment. Goodwill is tested for impairment at least annually or whenever there is a change in circumstances that indicates the carrying value of these assets may be impaired. The determination of whether any potential impairment of goodwill exists is based upon a two-step impairment test performed in accordance with ASC 350, Intangibles – Goodwill and Other. There was no impairment of goodwill recognized during fiscal year 2010 and fiscal 2009.

8. Intangible Assets

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

Future changes in events or circumstances, such as an inability to achieve the cash flows determined above, may indicate that the recorded value of the intangible assets will not be recovered through future cash flows and the Company may be required to record an impairment charge for the intangible assets or further modify the period of expected lives for the intangible assets.

The components of the Company’s purchased intangible assets as of January 1, 2011 are as follows (in thousands):

	Useful Lives	FY 2010 Annual Amortization	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Lives Remaining
Services - Contractual Customer Relationships	8 Years	$163	$2,132	$1,156	$976	6 Years
Customer Relations	15 Years	12	240	12	228	14.4 Years
Patents	Varies	7	600	7	593	Varies
Other	—	14	171	171	—	—

		$196	$3,143	$1,346	$1,797

The components of the Company’s purchased intangible assets as of January 2, 2010 are as follows (in thousands):

	Useful Lives	FY 2009 Annual Amortization	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Lives Remaining
Services - Contractual Customer Relationships	8 Years	$163	$2,132	$994	$1,138	7 Years
Trade Name	1 Year	102	380	380	—	—
Other	2 Years	57	171	156	15	1 Year

		$322	$2,683	$1,530	$1,153

Aggregate amortization expense for the fiscal years ended January 1, 2011, January 2, 2010, and January 3, 2009 were $196 thousand, $322 thousand, and $2,345 thousand, respectively.

Estimated future amortization expense for purchased intangible assets is as follows (in thousands):

Fiscal Year:
2011	$239
2012	300
2013	350
2014	416
2015	183
Thereafter	309

Total	$1,797

9. Accrued Expenses

	FY 2010 January 1, 2011	FY 2009 January 2, 2010
The components of the Company’s accrued expenses are as follows (in thousands):
Income taxes payable	$253	$191
Sales and use tax payable	129	98
Distributor commission	288	337
Customer deposits	247	244
Other accrued expenses	905	1,113

Total accrued expenses	$1,822	$1,983

10. Bank Borrowings

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

On June 11, 2010, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“Lender”) providing for a $5.0 million secured revolving loan facility, with availability subject to an accounts receivable borrowing base formula in certain circumstances. As of January 1, 2011, no loans have been made or requested under the Loan Agreement.

Borrowings under the revolving loan facility accrue interest at a per annum rate equal to the Lender’s prime rate as in effect from time to time plus a margin, subject to a minimum interest rate of 4.00%. Interest on borrowings under the revolving loan facility is payable monthly. The Company may borrow, repay and reborrow funds under the revolving loan facility until June 11, 2012, at which time the revolving loan facility matures and all outstanding amounts must be repaid. In certain circumstances, the Company may be required to immediately repay principal amounts outstanding when it receives payments on its accounts receivable. On June 11, 2010, the Company paid a non refundable commitment fee of $12,500 and is required to pay a commitment fee of $12,500 on June 11, 2011. In the event the Company elects to terminate the revolving loan facility before the maturity date, the Company is required to pay a fee in the amount of $50,000.

All obligations under the Loan Agreement are secured by substantially all of the property of the Company, excluding the Company’s intellectual property but including any proceeds derived from the Company’s intellectual property.

The Loan Agreement contains covenants that include, among others, covenants that limit the Company’s and its subsidiaries’ ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on the Company’s capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. The Loan Agreement also contains a financial covenant requiring the Company to maintain a certain adjusted quick ratio. As of January 1, 2011, the Company was in compliance with all the loan covenants.

11. Commitments and Contingencies

Lease Agreements.

The Company leases its operating facilities under a noncancelable operating lease. On December 22, 2009, the lease for the Mountain View, CA was amended and renewed to lease for an additional six year period beginning March 1, 2010 until February 28, 2015. The Company also leases office space in Lisses, France. The lease is renewable annually and runs through 2018. The Company leased office space in Cwmbran, South Wales, which terminated in December 2009. Rent expense totaled $657 thousand, $624 thousand and $564 thousand for the fiscal year ended January 1, 2011, January 2, 2010 and January 3, 2009.

Future minimum lease payments under current operating leases at January 1, 2011 are summarized as follows (in thousands):

Fiscal Year	Operating Lease Payments
2011	$690
2012	696
2013	710
2014	770
2015	129

Total future minimum lease payments	$2,995

License Agreements.

The Company is obligated to pay royalties equivalent to 5% and 7.5% of sales on certain products under certain license agreements. Royalty expense was approximately $115 thousand, $102 thousand, and $231 thousand for the fiscal years ended January 1, 2011, January 2, 2010, and January 3, 2009, respectively.

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

12. Stockholders’ Equity

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

Holders of Series A preferred stock have preferential rights to noncumulative dividends when and if declared by the Board of Directors. In the event of liquidation, the holders have preferential rights to liquidation payments in the amount of the original purchase price plus declared and unpaid dividends, if any. At January 1, 2011, the aggregate liquidation preference was $5,000,000.

In addition, holders of Series A preferred stock have certain registration rights including the requirement that the Company file a Form S-3 registration statement within 90 days of becoming eligible to file a Form S-3 registration statement and the right to request that the Company file a Form S-1 registration statement any time after February 29, 2008.

If the holders notify the Company of their decision to have a registration statement filed, the Company has 90 days to cause the registration statement to be declared effective. If the registration statement is not filed within 90 days, the Company is obligated to pay the holders partial liquidated damages until the registration statement is declared effective. The Company shall pay to each holder an amount in cash equal to 1% of the aggregate purchase price paid for the original units of Series A Preferred Stock and warrants to purchase common stock. The maximum aggregate damages payable to the holders is 12% of the aggregate purchase price paid by the holders. If the Company fails to pay any partial liquidated damages in full within seven days of the date payable, the Company will pay interest thereon at a rate of 18% per annum (or the lesser maximum amount that is permitted to be paid by applicable law) to the holders.

The maximum potential amount of damages that the Company may have to pay the holders is $600,000. The Company regards the probability of having to make this payment to the holders as remote and has therefore not recorded a liability to represent this potential obligation.

During 2009 the holders of the Series A preferred stock and the Company agreed to amend the Form S-3 registration rights. The agreement changed the clause requiring the Company to file a Form S-3 registration statement within 90 days of becoming eligible to a right to request the Company file a Form S-3 registration statement any time after June 30, 2009. In consideration for extending the period during which the Company is not required to file a registration statement, the Company issued the holders of Series A preferred stock warrants to purchase an aggregate of 20,000 shares Common Stock at an exercise price of $0.01 per share. The warrants were exercised in fiscal year 2009. As of January 1, 2011, the Company has not received a request to file a Form S-3.

Stock Option Plans

1998 Stock Plan.

The 1998 Stock Plan (the 1998 Plan), as amended, provides for the granting to employees (including officers and employee directors) of incentive stock options and for the granting to employees (including officers and employee directors) and consultants of nonstatutory stock options, stock purchase rights (SPRs), restricted stock, restricted stock units, performance shares, performance units and stock appreciation rights. The exercise price of incentive stock options and stock appreciation rights granted under the 1998 Plan must be at least equal to the fair market value of the shares at the time of grant. With respect to any recipient who owns stock possessing more than 10% of the voting power of our outstanding capital stock, the exercise price of any option or SPR granted must be at least equal to 110% of the fair market value at the time of grant. Options granted under the 1998 Plan are exercisable at such times and under such conditions as determined by the Administrator; generally over a four year period. The maximum term of incentive stock options granted to any recipient must not exceed ten years; provided, however, that the maximum term of an incentive stock option granted to any recipient possessing more than 10% of the voting power of the Company’s outstanding capital stock must not exceed five years. In the case of SPRs, unless the Administrator determines otherwise, the Company has a repurchase option exercisable upon the voluntary or involuntary termination of the purchaser’s employment with the Company for any reason (including death or disability). Such repurchase option lapses at a rate determined by the Administrator. The purchase price for shares repurchased by the Company is the original price paid by the purchaser. In June of 2006, this plan was amended to shorten the contractual life of all option grants made after June 2006 to a seven year term. As of January 1, 2011 and January 2, 2010, no shares were subject to repurchase. The form of consideration for exercising an option or stock purchase right, including the method of payment, is determined by the Administrator. The 1998 Plan expired in February 2008.

Stand-Alone Options.

In February 2007, the Compensation Committee of the Company’s Board of Directors approved the grant of 235,000 non-qualified stock options, outside of the Company’s existing stock plans, to a total of 54 new employees, both domestic and international, hired in connection with the Company’s acquisition of the assets of the aesthetics business of Laserscope. The options were granted as of February 28, 2007 at an exercise price of $10.06 per share. As of January 1, 2011 there were 16,000 shares outstanding and exercisable under these options.

2008 Equity Incentive Plan

On June 11, 2008, the shareholders approved the adoption of the 2008 Equity Incentive Plan, (the Incentive Plan). There are no material changes in the Incentive Plan from the 1998 Stock Plan. The maximum aggregate number of shares that may be awarded and sold under the Incentive Plan is 300,000 shares plus any shares subject to stock options or similar awards granted under the 1998 Stock Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 1998 Stock Plan that are forfeited to the Company on or after the date the 1998 Stock Plan expires. The terms of the awards granted under the Incentive Plan are consistent with those described under the 1998 Stock Plan.

Exchange Program

In August 2009, we completed a one-time stock exchange program to exchange certain employee stock options issued under the 1998 Plan, the Incentive Plan or in connection with IRIDEX’s acquisition of the assets of the aesthetics business of Laserscope for stock options issued under the Incentive Plan (the “Exchange Program”). The exchange offer was made to employees of the Company who, as the date of the exchange offer commenced, were actively employed. Members of our board of directors and our executive officers who are subject to the provisions of Section 16 of the Securities 1934 Exchange Act were not eligible to participate. The number of options held by eligible employees at the date of commencement was 663,018. Seventy two eligible employees surrendered 364,162 options in exchange for 197,116 new options. These new options were granted pursuant to the Exchange Program and have an exercise price of $2.35 per share, the closing price of IRIDEX common stock as reported by Nasdaq on August 27, 2009.

The exchange of original options for new options was treated as a modification of the original options. As such, the Company will continue to recognize compensation cost for the incremental difference between the fair value of the new option and the fair value of the original options immediately before modification, reflecting the current facts and circumstances on the modification date, in addition to the compensation cost being incurred for the original options, over the vesting term of the new options. The Exchange resulted in an incremental expense of approximately $38 thousand which is being recognized over the vesting periods of the new options which ranges from 6 months to 3 years.

The following table summarizes information regarding activity in our stock option plans during the fiscal years ended 2010, 2009 and 2008:

Information with respect to activity under these option plans are set forth below (in thousands except share and per share data):

		Outstanding Options
	Shares Available for Grant	Number of Shares	Aggregate Price	Weighted Average Exercise Price
FY 2007: Balances, December 29, 2007	337,959	1,859,537	11,323	$6.09
Additional shares reserved	568,863	—	—	—
Options granted	(686,712)	686,712	1,605	$2.34
Options exercised	—	—	—	—
Options cancelled	494,434	(494,434)	(3,052)	$6.18
Options expired	(448,581)	—	—	—

FY 2008: Balances, January 3, 2009	265,963	2,051,815	9,876	$4.81
Additional shares reserved	872,735	—	—	—
Options granted	(280,416)	280,416	643	$2.29
Options exercised	—	(4,059)	(6)	$1.43
Options cancelled	744,664	(744,664)	(4,344)	$5.79
Options expired	(740,789)	—	—	—

FY 2009: Balances, January 2, 2010	862,157	1,583,508	$6,169	$3.91
Additional shares reserved	93,299	—	—	—
Options granted	(195,800)	195,800	780	$3.98
Options exercised	—	(34,558)	(88)	$2.54
Options cancelled	126,684	(126,684)	(955)	$7.54
Options expired	(126,203)	—	—	—

FY 2010: Balances, January 1, 2011	760,137	1,618,066	$5,906	$3.65

As of January 1, 2011, January 2, 2010, and January 3, 2009, options to purchase 1,618,066, 1,583,508, and 2,051,815 shares of common stock were outstanding at a weighted average exercise price of $3.65, $3.91, and $4.81, respectively. There were 2,378,203 shares reserved for future issuance under the stock option plans at January 1, 2011.

The following table summarizes information with respect to stock options outstanding and exercisable at January 1, 2011:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number of Shares Outstanding at January 1, 2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable at January 1, 2011	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$0.82- $0.86	10,925	5.14	$0.83	4,011	$0.83	5.14
$0.90 - $0.90	189,258	4.94	$0.90	91,400	$0.90	4.95
$0.99 - $2.34	73,800	5.05	$2.21	50,474	$2.23	5.10
$2.35 - $2.35	180,131	3.14	$2.35	152,397	$2.35	3.22
$2.38 - $2.52	165,304	4.26	$2.47	118,151	$2.48	4.20
$2.78 - $3.40	243,962	4.29	$3.11	151,659	$3.14	3.98
$3.41 - $4.01	162,973	2.69	$3.67	137,386	$3.65	2.16
$4.05 - $4.43	179,423	4.86	$4.29	73,225	$4.20	2.84
$4.47 - $5.56	224,169	3.54	$5.27	224,169	$5.27	3.54
$5.66 - $10.06	188,121	2.96	$7.56	186,287	$7.55	2.97

$0.82 - $10.06	1,618,066	3.92	$3.65	1,189,159	$3.97	3.51

The determination of fair value of all options granted by the Company is computed based on the Black-Scholes option-pricing model with the following weighted average assumptions:

	Employee Stock Option Plan
	FY 2010	FY 2009	FY 2008
Average risk free interest rate	2.03%	1.76%	2.7%
Expected life (in years)	4.75 years	3.35 years	4.75 years
Dividend yield	—	—	—
Average volatility	88.2.0%	104.0%	71.9%

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

The following table shows stock-based compensation expense included in the Consolidated Statements of Operations for 2010, 2009 and 2008 (in thousands):

	FY 2010 Year Ended January 1, 2011	FY 2009 Year Ended January 2, 2010	FY 2008 Year Ended January 3, 2009
Cost of revenues	$115	$146	$152
Research and development	93	79	85
Sales and marketing	128	76	65
General and administrative	215	59	20

	$551	$360	$322

Approximately $6 thousand, $7 thousand and $7 thousand of the stock based compensation expense recognized was capitalized into inventory as a component of overhead at January 1, 2011, January 2, 2010 and January 3, 2009, respectively.

Information regarding stock options outstanding, exercisable and expected to vest at January 1, 2011 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
FY 2010: As of January 1, 2011
Options outstanding	1,618,066	$3.65	3.92	$1,491
Options vested and expected to vest	1,512,825	$3.72	3.84	$1,344
Options exercisable	1,189,159	$3.97	3.47	$939

The weighted average grant date fair value of option granted during 2010 as calculated using Black-Scholes was $2.70 per share.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 1, 2011. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised during the years ended January 1, 2011, January 2, 2010 and January 3, 2009 were approximately $46 thousand, $5 thousand and $0, respectively.

As of January 1, 2011, there were $894 thousand of total unrecognized compensation cost related to non-vested share-based compensation arrangements under both of the plans. The cost is expected to be recognized over a weighted average period of 2.11 years.

13. Employee Benefit Plan

The Company has a plan known as the IRIS Medical Instruments 401(k) Trust to provide retirement benefits through the deferred salary deductions for substantially all US employees. Employees may contribute up to 15% of their annual compensation to the plan, limited to a maximum amount set by the Internal Revenue Service. The plan also provides for Company contributions at the discretion of the Board of Directors. On April 1, 2000, the Company commenced a Company match for the 401(k) in the amount of 50% of employee contributions up to an annual maximum of $2 thousand per year. Prior to the start of fiscal 2009, the Company suspended the matching contributions. It is not known at this time when such matching contributions will be reinstated. The Company contributions totaled $0 in 2010, $0 in 2009, and $214 thousand in 2008.

14. Income Taxes

Pre-tax book income (loss) was comprised of the following:

	FY 2010 Year Ended January 1, 2011	FY 2009 Year Ended January 2, 2010	FY 2008 Year Ended January 3, 2009
United States	$4,044	$3,487	$(7,049)
Foreign	(525)	(406)	(194)

Total	$3,519	$3,081	$(7,243)

The provision for (benefit from) income taxes includes:

	FY 2010 Year Ended January 1, 2011	FY 2009 Year Ended January 2, 2010	FY 2008 Year Ended January 3, 2009
Current:
Federal	$513	$581	$87
State	33	56	40
Foreign	(73)	(141)	—

	473	496	127

Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—

Income tax provision	$473	$496	$127

The Company’s effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

	FY 2010 Year Ended January 1, 2011	FY 2009 Year Ended January 2, 2010	FY 2008 Year Ended January 3, 2009
Income tax provision at statutory rate	34%	34%	34%
State income taxes, net of federal benefit	1%	4%	5%
Nondeductible permanent differences	0%	6%	(3%)
Research and development credits	(2%)	(2%)	1%
Change in valuation allowance	(19%)	(26%)	(40%)
Foreign rate differential	(1%)	0%	1%

Effective tax rate	13%	16%	(2%)

The tax effect of temporary differences and carry-forwards that give rise to significant portions of the net deferred tax assets are presented below (in thousands):

	FY 2010 January 1, 2011	FY 2009 January 2, 2010
Accruals and reserves	$2,891	$2,619
Deferred revenue	104	281
Fixed assets	587	654
Intangibles	7,304	7,900
Stock compensation	612	445
Net operating loss	120	120
Research and development credits	459	710
Other tax credits	37	37

Net deferred tax asset	$12,114	$12,766
Valuation allowance	(12,114)	(12,766)

Net deferred tax assets	$0	$0

The Company has taxable income in 2010. While the Company has a recent history of income it is still in a position of a three year cumulative loss which is significant negative evidence against the realizability of its deferred tax assets. Management feels that it is not more likely than not that the Company will be able to realize its deferred tax assets, and as such continues to record a full valuation allowance against deferred tax assets.

During the year ended January 2, 2010, the Company utilized its entire federal net operating loss. As of January 1, 2011, the Company had State net operating loss (“NOL”) carry forwards of $3.3 million. Of the total state NOL’s, $1.3 million relates to windfall stock option deductions which, when realized, will be credited to equity. The state losses will begin to expire in 2018. The state of California has suspended the ability of companies to utilize their net operating losses for tax year’s 2010 and 2011.

As of January 1, 2011, the Company had Federal and State research credit carry forwards of approximately $0.5 million and $1.2 million, respectively, available to offset future tax liabilities. The Federal credits will begin expiring in 2020 if not used. The state research credits do not expire.

The Company also has $37 thousand of alternative minimum tax credits which do not expire and can be used to offset regular tax at a future date.

The above net operating losses and research and development credits are subject to IRC sections 382 and 383. In the event of a change in ownership as defined by these code sections, the usage of the above mentioned NOL’s and credits may be limited.

The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with our accounting policy, we recognize accrued interests and penalties related to unrecognized tax benefits as a component of income tax expense.

As of January 1, 2011, the Company had accrued $67 thousand for payment of interest and penalties related to unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	FY 2010 Year Ended January 1, 2011	FY 2009 Year Ended January 2, 2010
Balance at the beginning of the year	$637	$585
Additions based upon tax positions related to the current year	67	52
Additions based upon tax positions related to the prior year	161	—

Balance at the end of the year	$865	$637

If the ending balance of $865 thousand of unrecognized tax benefits at January 1, 2011 were recognized, $55 thousand of the recognition would affect the income tax rate. The Company does not anticipate any material change in its unrecognized tax benefits of $810 thousand over the next twelve months. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business.

The Company files U.S. federal and state returns as well as foreign returns in France and the UK. The tax years 2001 to 2010 remain open in several jurisdictions, none of which have individual significance.

15. Major Customers and Business Segments

The Company operates in two reportable segments: the ophthalmology segment and the aesthetics segment. In both segments, the Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables and service and support activities.

In the years ended January 1, 2011, January 2, 2010, and January 3, 2009, no customer individually accounted for more than 10% of our revenue.

Revenue information shown by geographic region is as follows (in thousands):

	FY 2010 Year Ended January 1, 2011	FY 2009 Year Ended January 2, 2010	FY 2008 Year Ended January 3, 2009
United States	$24,130	$25,032	$26,959
Europe	11,169	12,156	14,809
Rest of Americas	2,615	1,881	2,584
Asia/Pacific Rim	5,780	4,143	4,176

	$43,694	$43,212	$48,528

Revenues are attributed to countries based on location of end customers. In the years ended January 1, 2011, January 2, 2010, and January 3, 2009, no individual country accounted for more than 10% of the Company’s sales, except for the United States, which accounted for 55.2%, 57.9%, and 55.6% of sales in 2010, 2009, and 2008 respectively.

Information on reportable segments for the three years ended January 1, 2011, January 2, 2010, and January 3, 2009 is as follows (in thousands):

	FY 2010: Year Ended January 1, 2011
	Ophthalmology	Aesthetics	Total
Revenues	$32,308	$11,386	$43,694
Direct cost of revenues	9,412	3,334	12,746

Direct gross profit	$22,896	$8,052	30,948
Total unallocated indirect costs			(28,151)

Income from operations			$2,797

	FY 2009: Year Ended January 2, 2010
	Ophthalmology	Aesthetics	Total
Revenues	$31,032	$12,180	$43,212
Direct cost of revenues	8,663	4,070	12,733

Direct gross profit	$22,369	$8,110	30,479
Total unallocated indirect costs			(27,961)

Income from operations			$2,518

	FY 2008: Year Ended January 3, 2009
	Ophthalmology	Aesthetics	Total
Revenues	$32,387	$16,141	$48,528
Direct cost of revenues	9,197	6,638	15,835

Direct gross profit	$23,190	$9,503	32,693
Impairment of goodwill and intangible assets		5,364	5,364
Total unallocated indirect costs			34,865

Loss from operations			$(7,536)

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

16. Computation of Basic and Diluted Net Income (Loss) Per Common Share

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per common share is provided as follows (in thousands, except per share amounts):

	FY 2010 Year Ended January 1, 2011	FY 2009 Year Ended January 2, 2010	FY 2008 Year Ended January 3, 2009
Numerator:
Net income (loss) – basic and diluted	$3,046	$2,585	$(7,370)
Denominator:
Basic weighted average shares outstanding	8,943	8,840	8,824
Effect of dilutive preferred shares	1,000	1,000	—
Effect of dilutive stock options	183	100	—
Effect of dilutive contingent shares	8	—	—

Diluted weighted average shares outstanding	10,134	9,940	8,824

Basic net income (loss) per common share	$0.34	$0.29	$(0.84)

Diluted net income (loss) per common share	$0.30	$0.26	$(0.84)

The Company excludes options from the computation of diluted weighted average shares outstanding if the exercise price of the options is greater than the average market price of the shares because the inclusion of these options would be anti-dilutive to earnings per share. Accordingly, at January 1, 2011 and January 2, 2010, respectively, stock options to purchase 809,997 and 1,581,662 shares were excluded from the computation of diluted weighted average shares outstanding.

In net loss periods, the basic and diluted weighted average shares of common stock and common stock equivalents are the same because inclusion of common stock equivalents would be anti-dilutive. Accordingly, at January 3, 2009 there was no difference between the denominators used for the calculation of basic and diluted net income (loss) per share. At January 3, 2009, there were 1,951,971 anti-dilutive options excluded from the net loss per share calculation.

On March 2, 2011, the Company purchased 75,698 shares of IRIDEX Common Stock from American Medical Systems Holdings, Inc. (AMS). These shares were the remaining holdings of IRIDEX Common Stock that were issued to AMS as part of the consideration for a 2007 transaction in which laser technologies and assets were purchased by IRIDEX from AMS.

17. Subsequent Event

On March 2, 2011, the Company purchased 75,698 shares of IRIDEX Common Stock from American Medical Systems Holdings, Inc. (AMS) at $4.00 per share, totaling $303 thousand. These shares were the remaining holdings of IRIDEX Common Stock that were issued to AMS as part of the consideration for a 2007 transaction in which laser technologies and assets were purchased by IRIDEX from AMS.

The Company has evaluated subsequent events and has concluded that no subsequent events other than the one mentioned above have occurred since the year ended January 1, 2011 that required additional disclosure in the consolidated financial statements.

18. Selected Quarterly Financial Data, (Unaudited)

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
FY 2010: Year Ended January 1, 2011
Sales	$10,758	$9,890	$10,818	$12,228
Gross profit	$5,225	$4,536	$5,249	$5,893
Net income	$485	$814	$910	$837
Basic net income per common share	$0.05	$0.09	$0.10	$0.09
Diluted net income per common share	$0.05	$0.08	$0.09	$0.08

FY 2009: Year Ended January 2, 2010
Sales	$10,736	$10,513	$10,400	$11,563
Gross profit	$5,048	$4,829	$5,122	$5,274
Net income	$224	$1,198	$646	$517
Basic net income per common share	$0.03	$0.13	$0.07	$0.06
Diluted net income per common share	$0.02	$0.12	$0.07	$0.05

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 1, 2011, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 1, 2011 using the criteria for effective internal control over financial reporting as described in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of January 1, 2011.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Certain information required by Part III has been omitted from this Form 10-K. This information is instead incorporated herein by reference to our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders (the Proxy Statement), which we will file within 120 days after the end of our fiscal year pursuant to Regulation 14A in time for our Annual Meeting of Stockholders to be held June 15, 2011.

Item 10.	Directors and Executive Officers and Corporate Governance

Information regarding our directors is incorporated herein by reference to “Proposal One - Election of Directors - Nominees” in our Proxy Statement. The information concerning our current executive officers is incorporated herein by reference to “Executive Officers” in our Proxy Statement. Information regarding delinquent filers is incorporated by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement. Information regarding our code of business conduct and ethics is incorporated herein by reference to “Proposal One - Election of Directors - Corporate Governance Matters - Code of Business Conduct and Ethics” in our Proxy Statement.

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

The information required by this item is incorporated herein by reference to “Proposal Two - Ratification of Appointment of Independent Accountants” in our Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following documents are filed in Part II of this Annual Report on Form 10-K:

Page in Form 10-K Report
1. Financial Statements

Report of Independent Registered Public Accounting Firm	36
Consolidated Balance Sheets as of January 1, 2011 and January 2, 2010	37
Consolidated Statements of Operations for the years ended January 1, 2011, January 2, 2010 and January 3, 2009	38
Consolidated Statements of Comprehensive Income (Loss) for the years ended January 1, 2011, January 2, 2010 and January 3, 2009	38
Consolidated Statements of Stockholders’ Equity for the years ended January 1, 2011, January 2, 2010 and January 3, 2009	39
Consolidated Statements of Cash Flows for the years ended January 1, 2011, January 2, 2010 and January 3, 2009	40
Notes to Consolidated Financial Statements	41

2. Financial Statement Schedule

The following financial statement schedule of IRIDEX Corporation for the years ended January 1, 2011, January 2, 2010 and January 3, 2009 is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of IRIDEX Corporation

Schedule II - Valuation and Qualifying Accounts	65

Other schedules have been omitted because they are either not required, not applicable, or the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits

Exhibit Index

Exhibits	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2(2)	Amended and Restated Bylaws of Registrant.

4.1(3)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock.

4.2(3)	Investor Rights Agreement, dated as of August 31, 2007, by and among the Company, BlueLine Capital Partners, LP; BlueLine Capital Partners III, LP and BlueLine Capital Partners II, LP.

4.3(4)	Amendment No. 1 to Investor Rights Agreement, dated as of March 31, 2009.

10.1(1)	Form of Indemnification Agreement with directors and officers.

10.2(5)	Lease Agreement dated December 6, 1996 by and between Zappettini Investment Co. and the Registrant, as amended pursuant to Amendment No. 1 dated September 15, 2003 and Amendment No. 2 dated December 22, 2008.

10.3(6)*	1995 Director Option Plan.

10.4(7)*	1998 Stock Plan.

10.5(8)*	2005 Employee Stock Purchase Plan.

10.6(7)*	2008 Equity Incentive Plan.

10.6(9)*	Form of 2008 Equity Incentive Plan Option Agreement.

10.8(10)*	Form of Stand-alone stock option agreement.

10.9(5)*	Change of Control Severance Agreement by and between the Company and James Mackaness, dated January 22, 2008.

10.10(11)	Settlement Agreement, dated April 6, 2007, by and among Synergetics, Inc., Synergetics USA, Inc. and IRIDEX Corporation.

10.11(3)	Securities Purchase Agreement, dated August 31, 2007, by and among BlueLine Capital Partners, LP, BlueLine Capital Partners III, LP, BlueLine Capital Partners II, LP and IRIDEX Corporation.

10.12(12)	Loan and Security Agreement, dated as of June 11, 2010, between Silicon Valley Bank and the Company.

10.13(4)	Common Stock Purchase Warrant, dated March 31, 2009, issued to BlueLine Capital Partners, LP.

10.14(4)	Common Stock Purchase Warrant, dated March 31, 2009, issued to BlueLine Capital Partners II, LP.

10.15(4)	Common Stock Purchase Warrant, dated March 31, 2009, issued to BlueLine Capital Partners II, LP.

10.16(13)*	2010 Employee Incentive Program Summary.

10.17(14)*	2011 Bonus Plan Summary.

21.1(1)	Subsidiaries of Registrant.

23.1	Consent of Burr Pilger Mayer Inc., Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See page 65).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Exhibits filed with the Registration Statement on Form SB-2 (No. 333-00320-LA) which was declared effective on February 15, 1996.
(2)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on November 21, 2007.
(3)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on September 7, 2007.
(4)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on April 6, 2009.
(5)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-K for the year ended January 3, 2009.
(6)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Registration Statement on Form S-8 on August 3, 2004.
(7)	Incorporated by reference to the definitive proxy statement on Schedule 14A filed on May 4, 2009.
(8)	Incorporated by reference to the appendix filed with the Registrant’s Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders which was filed on April 30, 2004.
(9)	Incorporated by reference to Exhibit 99.1 filed with Registrant’s Registration Statement on Form S-8 on November 21, 2008.
(10)	Incorporated by reference to Exhibit 99.(d)(5) filed with the Registration Statement on Form SC TO-I July 30, 2009.
(11)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2007.
(12)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on June 16, 2010.
(13)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Report on Form 8-K on December 15, 2009.
(14)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Report on Form 8-K on March 10, 2011.

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

Schedule I1

IRIDEX CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of The Period	Additions	Deductions	Balance at End of The Period
FY 2008: Balance for the year ended January 3, 2009:
Allowance for doubtful accounts receivable	$700	$410	$(201)	$909
Provision for inventory	$4,630	$5,894	$(4,073)	$6,451
FY 2009: Balance for the year ended January 2, 2010:
Allowance for doubtful accounts receivable	$909	$130	$(285)	$754
Provision for inventory	$6,451	$1,288	$(2,588)	$5,151
FY 2010: Balance for the year ended January 1, 2011:
Allowance for doubtful accounts receivable	$754	$30	$(415)	$369
Provision for inventory	$5,151	$570	$(1,334)	$4,387

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 24th day of March 2011.

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

Signature	Title	Date

/s/ THEODORE A. BOUTACOFF (Theodore A. Boutacoff)	President, and Chief Executive Officer (Principal Executive Officer)	March 24, 2011

/s/ JAMES H. MACKANESS (James H. Mackaness)	Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2011

/s/ SANFORD FITCH (Sanford Fitch)	Director	March 24, 2011

/s/ GARRETT A. GARRETTSON (Garrett A. Garrettson)	Director	March 24, 2011

/s/ JAMES B. HAWKINS (James B. Hawkins)	Director	March 24, 2011

/s/ WILLIAM M. MOORE (William M. Moore)	Chairman of the Board	March 24, 2011

/s/ RUËDIGER NAUMANN-ETIENNE (Ruëdiger Naumann-Etienne)	Director	March 24, 2011

Exhibit Index

Exhibits	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2(2)	Amended and Restated Bylaws of Registrant.

4.1(3)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock.

4.2(3)	Investor Rights Agreement, dated as of August 31, 2007, by and among the Company, BlueLine Capital Partners, LP; BlueLine Capital Partners III, LP and BlueLine Capital Partners II, LP.

4.3(4)	Amendment No. 1 to Investor Rights Agreement, dated as of March 31, 2009.

10.1(1)	Form of Indemnification Agreement with directors and officers.

10.2(5)	Lease Agreement dated December 6, 1996 by and between Zappettini Investment Co. and the Registrant, as amended pursuant to Amendment No. 1 dated September 15, 2003 and Amendment No. 2 dated December 22, 2008.

10.3(6)*	1995 Director Option Plan.

10.4(7)*	1998 Stock Plan.

10.5(8)*	2005 Employee Stock Purchase Plan.

10.6(7)*	2008 Equity Incentive Plan.

10.6(9)*	Form of 2008 Equity Incentive Plan Option Agreement.

10.8(10)*	Form of Stand-alone stock option agreement.

10.9(5)*	Change of Control Severance Agreement by and between the Company and James Mackaness, dated January 22, 2008.

10.10(11)	Settlement Agreement, dated April 6, 2007, by and among Synergetics, Inc., Synergetics USA, Inc. and IRIDEX Corporation.

10.11(3)	Securities Purchase Agreement, dated August 31, 2007, by and among BlueLine Capital Partners, LP, BlueLine Capital Partners III, LP, BlueLine Capital Partners II, LP and IRIDEX Corporation.

10.12(12)	Loan and Security Agreement, dated as of June 11, 2010, between Silicon Valley Bank and the Company.

10.13(4)	Common Stock Purchase Warrant, dated March 31, 2009, issued to BlueLine Capital Partners, LP.

10.14(4)	Common Stock Purchase Warrant, dated March 31, 2009, issued to BlueLine Capital Partners II, LP.

10.15(4)	Common Stock Purchase Warrant, dated March 31, 2009, issued to BlueLine Capital Partners II, LP.

10.16(13)*	2010 Employee Incentive Program Summary.

10.17(14)*	2011 Bonus Plan Summary.

21.1(1)	Subsidiaries of Registrant.

23.1	Consent of Burr Pilger Mayer Inc., Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See page 65).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Exhibits filed with the Registration Statement on Form SB-2 (No. 333-00320-LA) which was declared effective on February 15, 1996.

(2)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on November 21, 2007.
(3)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on September 7, 2007.
(4)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on April 6, 2009.
(5)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-K for the year ended January 3, 2009.
(6)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Registration Statement on Form S-8 on August 3, 2004.
(7)	Incorporated by reference to the definitive proxy statement on Schedule 14A filed on May 4, 2009.
(8)	Incorporated by reference to the appendix filed with the Registrant’s Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders which was filed on April 30, 2004.
(9)	Incorporated by reference to Exhibit 99.1 filed with Registrant’s Registration Statement on Form S-8 on November 21, 2008.
(10)	Incorporated by reference to Exhibit 99.(d)(5) filed with the Registration Statement on Form SC TO-I July 30, 2009.
(11)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2007.
(12)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on June 16, 2010.
(13)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Report on Form 8-K on December 15, 2009.
(14)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Report on Form 8-K on March 10, 2011.