Form 10-Q
period 2011-04-02
IRIDEX CORP
filed 2011-05-05
CIK 1006045

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares of common stock, $.01 par value, issued and outstanding as of April 29, 2011 was 8,964,485.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

IRIDEX Corporation

Condensed Consolidated Balance Sheets

(Unaudited, in thousands except for share data)

	April 2, 2011	January 1, 2011 (1)
Assets
Current assets:
Cash and cash equivalents	$8,569	$9,014
Accounts receivable, net of allowance for doubtful accounts of $350 in 2011 and $369 in 2010	8,119	7,526
Inventories, net	9,197	9,212
Prepaid expenses and other current assets	601	620

Total current assets	26,486	26,372
Property and equipment, net	325	360
Other intangible assets, net	1,749	1,797
Goodwill	473	473
Other long term assets	271	218

Total assets	$29,304	$29,220

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,007	$1,981
Accrued compensation	2,070	2,304
Accrued expenses	1,654	1,822
Accrued warranty	837	956
Deferred revenue	2,222	2,134

Total current liabilities	8,790	9,197
Long Term Liabilities:
Other long-term liabilities	605	596

Total liabilities	9,395	9,793

Stockholders’ equity:
Convertible preferred stock, $.01 par value:
Authorized: 2,000,000 shares;
Issued and outstanding: 500,000 shares in 2011 and 2010	5	5
Common stock
Authorized: 30,000,000 shares;
Issued and outstanding: 8,942,007 shares in 2011 and 8,986,418 shares in 2010	91	89
Additional paid-in capital	41,408	41,168
Accumulated other comprehensive loss	(228)	(205)
Treasury stock, at cost	(733)	(430)
Accumulated deficit	(20,634)	(21,200)

Total stockholders’ equity	19,909	19,427

Total liabilities and stockholders’ equity	$29,304	$29,220

(1)	Derived from the consolidated audited financial statements included in our annual report filed on Form 10-K with the SEC for the year ended January 1, 2011.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended
	April 2, 2011	April 3, 2010
Revenues:
Product revenues	$9,071	$8,548
Service revenues	2,141	2,210

Total revenues	11,212	10,758
Cost of revenues	5,974	5,533

Gross profit	5,238	5,225
Operating expenses:
Research and development	964	1,027
Sales and marketing	2,457	2,338
General and administrative	1,205	1,257

Total operating expenses	4,626	4,622

Income from operations	612	603
Interest and other income (expense), net	52	(62)

Income before provision for income taxes	664	541
Provision for income taxes	98	56

Net income	$566	$485

Net income per share – basic	$.06	$.05

Net income per share – diluted	$.06	$.05

Shares used in computing net income per share – basic	8,964	8,850

Shares used in computing net income per share – diluted	10,215	9,991

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended
	April 2, 2011	April 3, 2010
Net income	$566	$485
Foreign currency translation adjustments	(23)	(4)

Comprehensive income	$543	$481

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended
	April 2, 2011	April 3, 2010
Operating activities:
Net income	$566	$485
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119	152
Stock compensation recognized	131	128
Provision for doubtful accounts	(12)	—
Provision for inventory reserves	(18)	70
Changes in operating assets and liabilities:
Accounts receivable	(581)	(230)
Inventories	33	(139)
Prepaid expenses and other current assets	19	(82)
Other long term assets	(53)	22
Accounts payable	26	367
Accrued compensation	(234)	(241)
Accrued expenses	(168)	68
Other accrued liabilities	(31)	(79)
Deferred rent	9	33

Net cash provided by (used in) operating activities	(194)	554

Investing activities:
Purchases of property and equipment	(36)	(43)

Net cash used in investing activities	(36)	(43)

Financing activities:
Proceeds from stock option exercises	111	14
Repurchase of common stock	(303)	—
Proceeds from borrowings	—	5,876
Repayment of borrowings	—	(9,396)

Net cash used in financing activities	(192)	(3,506)

Effect of foreign exchange rate changes	(23)	(18)

Net decrease in cash and cash equivalents	(445)	(3,013)
Cash and cash equivalents at beginning of period	9,014	9,378

Cash and cash equivalents at end of period	$8,569	$6,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on March 25, 2011. The results of operations for the three month period ended April 2, 2011 are not necessarily indicative of the results for the year ending December 31, 2011 or any future interim period.

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

In December 2010, the FASB issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts . ASU 2010-28 modifies Step 1 of the goodwill impairment test so that for reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. ASU 2010-28 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures about Fair Value Measurements, which updates fair value measurement and disclosures, adding new requirements for disclosures for levels 1 and 2, separate disclosures and purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. This update was effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which was effective for fiscal years beginning after December 15, 2010. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial position, results of operations, or cash flows.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issues Task Force. ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (“deliverables”) separately rather than as a combined unit. Specifically, this guidance amends the criteria in the “Revenue Recognition – Multiple-Element Arrangements” subtopic of the Codification for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with the option to provide retrospective presentation for prior years. The adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended January 1, 2011, which was filed with the Securities and Exchange Commission on March 25, 2011.

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

Deferred Revenue

Revenue related to extended service contracts is deferred and recognized on a straight line basis over the period of the applicable service contract. Costs associated with these service arrangements are recognized as incurred. A reconciliation of the changes in the Company’s deferred revenue balance for the three months ended April 2, 2011 and January 1, 2011 is as follows:

	Three Months Ended
(in thousands)	April 2, 2011	January 1, 2011
Balance, beginning of period	$2,134	$2,239
Additions to deferral	1,345	1,182
Revenue recognized	(1,257)	(1,287)

Balance, end of period	$2,222	$2,134

Warranty

The Company accrues for estimated warranty cost upon shipment of products. Actual warranty costs incurred have not materially differed from those accrued. The Company’s warranty policy is applicable to products which are considered defective in their performance or fail to meet the product specifications. Warranty costs are reflected in the statement of operations as a cost of sales. A reconciliation of the changes in the Company’s warranty liability for the three months ended April 2, 2011 and January 1, 2011 is as follows:

	Three Months Ended
(in thousands)	April 2, 2011	January 1, 2011
Balance, beginning of period	$956	$1,043
Accruals for product warranties	51	69
Cost of warranty claims and adjustments	(170)	(156)

Balance, end of period	$837	$956

Goodwill

The carrying value of goodwill was $0.5 million at April 2, 2011 and $0.5 million at January 1, 2011. Change in goodwill for the quarter ended April 2, 2011 is presented in the following table (in thousands):

	April 2, 2011	January 1, 2011
Balance, beginning of period	$473	$—
Goodwill as a result of acquisition	—	473

Balance, end of period	$473	$473

All of the goodwill recorded as a result of the RetinaLabs acquisition is attributable to our ophthalmology segment. Goodwill is tested for impairment at least annually or whenever there is a change in circumstances that indicates the carrying value of these assets may be impaired. The determination of whether any potential impairment of goodwill exists is based upon a two-step impairment test performed in accordance with ASC 350, Intangibles - Goodwill and Other. There was no impairment of goodwill recognized during the quarter ended April 2, 2011.

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

Intangible assets consist of the following (in thousands):

	April 2, 2011			January 1, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Life
Services – Contractual Customer Relationships	$2,132	$(1,196)	$936	$2,132	$(1,156)	$976	8 years
Patents	600	(11)	589	600	(7)	593	Varies
Customer Relations	240	(16)	224	240	(12)	228	15 years

	2,972	(1,223)	1,749	2,972	(1,175)	1,797

Amortization expense totaled $48 thousand and $55 thousand for the quarter ended April 2, 2011 and April 3, 2010, respectively.

Future estimated amortization expense (in thousands):
2011 (nine months)	$179
2012	$299
2013	$350
2014	$415
2015	$195
Thereafter	$311

Total	$1,749

3.	Business Combination

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

In accordance with ASC 805, Business Combinations, the acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the assets acquired from RetinaLabs at the date of acquisition are recorded in the consolidated financial statements at their respective fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill in the amount of $473 thousand. This goodwill is expected to be non-deductible for tax purposes. The purchase price includes the fair value of the cash earn-out which is recorded as a long-term liability and the fair value of the contingent consideration for additional shares which is recorded in equity.

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

Valuing certain components of the acquisition, including primarily identifiable intangible assets, goodwill, and the earn-out liability, required us to make estimates that may be adjusted in the future. As of April 2, 2011, there were no changes in the fair value of the earn-out since the date of acquisition.

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

Goodwill. Approximately $473 thousand has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. In accordance with ASC 350-20, Goodwill, is not amortized but instead is tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, an accounting charge for the amount of impairment is incurred in the fiscal quarter in which the determination is made. The Company believes the goodwill realized was the result of a number of factors, including expected revenue growth opportunities for existing products and the opportunity to commercialize acquired intellectual property.

4.	Inventories, net

The components of the Company’s inventories as of April 2, 2011 and January 1, 2011 are as follows:

(in thousands)	April 2, 2011	January 1, 2011
Raw materials and work in process	$5,302	$5,222
Finished goods	3,895	3,990

Total inventories	$9,197	$9,212

5.	Fair Value Measurement

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, and accounts payable at April 2, 2011 and January 1, 2011, approximate fair value because of the short maturity of these instruments.

As of April 2, 2011 and January 1, 2011, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

	April 2, 2011				January 1, 2011
	Fair Value Measurements				Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$7,262			$7,262	$8,158			$8,158
Liabilities:
Contingent consideration-cash			$380	$380			$380	$380

The Company’s Level 1 financial assets are money market funds whose fair values are based on quoted market prices. The Company does not have any Level 2 financial assets or liabilities. The Company’s Level 3 financial liabilities are related to the fair value of the contingent consideration (the earn-out to be paid in cash) in connection with the RetinaLabs acquisition. At April 2, 2011, observable market information was not available to determine the fair value of the Company’s contingent consideration. Therefore, the fair value is based on valuation models that relied on Level 3 inputs including those that are based on probability of outcomes, expected cash flow streams, market discount rates and overall capital market liquidity. The valuation of the earn-out liability related to the RetinaLabs acquisition is subject to uncertainties that are difficult to predict.

The following table provides a reconciliation of the beginning and ending balances of the contingent consideration – cash (Level 3 liabilities) (in thousands):

Balance as of January 1, 2011	$380
Addition of contingent consideration - cash related to RetinaLabs acquisition	—
Change in fair value of contingent consideration	—

Balance as of April 2, 2011	$380

6.	Bank Borrowings

The Company has a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“Lender”) providing for a $5.0 million secured revolving loan facility, with availability subject to an accounts receivable borrowing base formula in certain circumstances. As of April 2, 2011, no loans have been requested or made under the Loan Agreement.

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

The Loan Agreement contains covenants that include, among others, covenants that limit the Company’s and its subsidiaries’ ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on the Company’s capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. The Loan Agreement also contains a financial covenant requiring the Company to maintain a certain adjusted quick ratio. As of April 2, 2011, the Company was in compliance with all the loan covenants.

7.	Stock Based Compensation

2008 Equity Incentive Plan

For the three months ended April 2, 2011, the only active share-based compensation plan is the 2008 Equity Incentive Plan (Incentive Plan). The terms of awards granted during the three months ended April 2, 2011 were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 1, 2011.

The following table summarizes information regarding activity in our stock option plan during the three months ended April 2, 2011 and April 3, 2010:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding at January 1, 2011	1,618,066	$3.65
Granted	22,000	$3.72
Exercised	(31,287)	$3.54
Canceled or forfeited	(24,438)	$5.29

Outstanding at April 2, 2011	1,584,341	$3.63	$2,285

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding at January 2, 2010	1,583,508	$3.91
Granted	42,300	$2.97
Exercised	(5,254)	$2.66
Canceled or forfeited	(21,801)	$7.77

Outstanding at April 3, 2010	1,598,753	$3.82	$1,916

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of April 1, 2011, that would have been received by option holders had all option holders exercised their stock options as of that date.

The weighted-average grant date fair value of the options granted under the Company’s stock plans as calculated using Black-Scholes was $2.58 and $2.04 per share for the three months ended April 2, 2011 and April 3, 2010, respectively.

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	Three Months Ended
	April 2, 2011	April 3, 2010
Average risk free interest rate	2.14%	2.52%
Expected life (in years)	4.75 years	4.75 years
Dividend yield	0.0%	0.0%
Average volatility	91%	89%

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

The following table shows stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three months periods ended April 2, 2011 and April 3, 2010 (in thousands):

	Three Months Ended
	April 2, 2011	April 3, 2010
Cost of revenues	$27	$32
Research and development	21	24
Sales and marketing	29	23
General and administrative	54	49

	$131	$128

Approximately $7,000 and $8,000 of the stock based compensation expense recognized was capitalized into inventory as a component of overhead at April 2, 2011 and April 3, 2010, respectively.

Information regarding stock options outstanding, exercisable and expected to vest at April 2, 2011 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
As of April 2, 2011
Options outstanding	1,584,341	$3.63	3.82	$2,285
Options vested and expected to vest	1,491,800	$3.69	3.75	$2,101
Options exercisable	1,205,403	$3.89	3.41	$1,586

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day on April 1, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on April 2, 2011. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the three months periods ended April 2, 2011 and April 3, 2010 were approximately $19 thousand and $6 thousand, respectively.

As of April 2, 2011, there was $561 thousand of total unrecognized compensation cost, net of forfeitures, related to non-vested share-based compensation arrangements under both of the plans. The cost is expected to be recognized over a weighted average period of 2.10 years.

8.	Income Taxes

Provision for Income Tax

Under Accounting Principles Board Opinion No. 28, Interim Financial Reporting (as codified in ASC topic 270, Interim Reporting (“ASC 270”)), we are required to make our best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. The Company recorded a provision for income tax of $98 thousand and $56 thousand for the three months ended April 2, 2011 and April 3, 2010, respectively. The Company’s estimated annual effective tax rate was 14.49% and 10.23%, for the three months ended April 2, 2011 and April 3, 2010, respectively. The increase in our effective tax rate for the three months ended April 2, 2011 was associated primarily with the decrease in available net operating losses to offset the company’s taxable income.

Deferred Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (as codified in ASC topic 740, Income Taxes (“ASC 740”)), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. As of January 1, 2011, the Company had a deferred tax asset of approximately $12.1 million which is fully offset by a valuation allowance. When realized, the asset will be reflected on the Company’s balance sheet and the reversal of the corresponding valuation allowance will result in a tax benefit being recorded in the income statement in the respective period.

Uncertain Tax Positions

The Company accounts for its uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (as codified in ASC topic 740-10, Income Taxes (“ASC 740”)). The balance of gross unrecognized tax benefits as of April 2, 2011 was $887 thousand; $155 thousand of the unrecognized tax benefits would affect the income tax rate if recognized. The Company does not anticipate any material change in its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business.

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

A reconciliation of the numerator and denominator of basic net income per common share and diluted net income per common share is provided as follows (in thousands, except per share amounts):

	Three Months Ended
	April 2, 2011	April 3, 2010
Net income	$566	$485
Denominator
Weighted average common stock outstanding	8,964	8,850
Effect of dilutive preferred shares	1,000	1,000
Effect of dilutive stock options	240	141
Effect of dilutive contingent shares	11	—

Total weighted average stock and options outstanding	10,215	9,991

Basic net income per common share	$0.06	$0.05

Diluted net income per common share	$0.06	$0.05

The Company excludes options from the computation of diluted weighted average shares outstanding if the exercise price of the options is greater than the average market price of the shares because the inclusion of these options would be anti-dilutive to earnings per share. Accordingly, at April 2, 2011 and April 3, 2010, respectively, stock options to purchase 701,864 and 946,580 shares were excluded from the computation of diluted weighted average shares outstanding.

10.	Business Segments

The Company operates in two reportable segments: the ophthalmology segment and the aesthetics segment. In each segment the Company develops, manufactures, and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables and service and support activities.

Information on reportable segments for the three month periods ended April 2, 2011 and April 3, 2010 is as follows:

	Three Months Ended April 2, 2011			Three Months Ended April 3, 2010
(in thousands)	Ophthalmology	Aesthetics	Total	Ophthalmology	Aesthetics	Total
Revenues	$8,196	$3,016	$11,212	$7,604	$3,154	$10,758
Direct cost of revenues	2,414	966	3,380	2,084	1,024	3,108

Direct gross profit	$5,782	$2,050	7,832	$5,520	$2,130	7,650
Total unallocated indirect costs			(7,168)			(7,109)

Pre-tax income			$664			$541

Direct cost of revenues includes standard product cost (direct material, labor and fringe) and any warranty and unit royalty due. Indirect costs of manufacturing, research and development, sales and marketing, and general and administrative costs are not allocated to the segments.

Our revenues by reportable segment by geographic region, based on the location at which each sale originates, is summarized as follows:

	Three Months Ended April 2, 2011			Three Months Ended April 3, 2010
(in thousands)	Ophthalmology	Aesthetics	Total	Ophthalmology	Aesthetics	Total
Domestic	$4,589	$1,613	$6,202	$4,025	$1,668	$5,693
International	3,607	1,403	5,010	3,579	1,486	5,065

Total revenues	$8,196	$3,016	$11,212	$7,604	$3,154	$10,758

No one customer accounted for more than 10% of total revenue for the three months ended April 2, 2011 and April 3, 2010, respectively.

The Company’s assets and liabilities are not evaluated on a segment basis. Accordingly, no disclosure of segment assets and liabilities is provided.

11.	Subsequent Event

On May 5, 2011, the Company approved a stock repurchase program authorizing the Company to purchase in open market or privately negotiated transactions, up to $2,000,000 worth of our Common Stock, from time to time during the next 12 months. The Company has evaluated subsequent events and has concluded that no subsequent events other than the one mentioned above have occurred since the quarter ended April 2, 2011 that required additional disclosure in the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to levels of future sales and operating results; gross margins; managing cash flows; general economic conditions and levels of international sales; corporate strategy; effects of seasonality; FDA inspections; and our current and future liquidity and capital requirements; and levels of future investment in research and development efforts. In some cases, forward-looking statements can be identified by terminology, such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including as a result of the factors set forth under “Factors That May Affect Future Operating Results” and other risks detailed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2011 and detailed from time to time in our reports filed with the Securities and Exchange Commission. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report on Form 10-Q. We undertake no obligation to update such forward-looking statements to reflect events or circumstances occurring after the date of this report.

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

Our ophthalmology revenues arise primarily from the sale of our IQ and OcuLight laser systems, consumables and revenues from service and support activities. Our current family of IQ products includes IQ 532, IQ 577 and IQ 810 laser photocoagulation systems and our family of OcuLight products includes OcuLight TX, OcuLight Symphony (Laser Delivery System), OcuLight SL, OcuLight SLx, OcuLight GL and OcuLight GLx laser photocoagulation systems. We also produce the Millennium Endolase module which is sold exclusively to Bausch & Lomb and incorporated into their Millennium Microsurgical System.

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

Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the periods included.

	Three Months Ended
	April 2, 2011	April 3, 2010
Revenues:
Product revenues	80.9%	79.5%
Service revenues	19.1%	20.5%

Total revenues	100%	100.0%
Cost of revenues	53.3%	51.4%

Gross Margin	46.7%	48.6%
Operating expenses:
Research and development	8.6%	9.6%
Sales and marketing	21.9%	21.7%
General and administrative	10.8%	11.7%

Total operating expenses	41.3%	43.0%

Income from operations	5.4%	5.6%
Interest and other expense, net	0.5%	(0.6)%

Income before provision for income tax	5.9%	5.0%
Provision for income taxes	0.9%	0.5%

Net income	5.0%	4.5%

Revenues.

Total revenues for the three months ended April 2, 2011 were $11.2 million compared with $10.8 million for the comparable period a year earlier, an increase of $0.4 million or 3.7%. Our ophthalmology business revenues, excluding our OEM line, increased $2.0 million or 9.5% driven by increases in demand domestically for our ophthalmology systems due to recent new product introductions and increased capital spending in the domestic healthcare industry as it recovers from the recent recession; and by increased recurring revenues resulting from increased international sales of our consumable laser probes. These gains were offset by the phasing out of our OEM line and by reductions in aesthetics sales, which remained challenged by the lingering uncertainty in the US economy and the strong competition across all geographies.

(in millions)	Qtr Ended April 2, 2011	Qtr Ended April 3, 2010	Change in $	Change in %
Ophthalmology systems-domestic	$1.7	$1.1	$0.6	54.5%
Ophthalmology systems-international	2.2	2.3	(0.1)	(4.3)%
Ophthalmology recurring revenues	4.2	4.0	0.2	5.0%
Ophthalmology OEM	0.1	0.2	(0.1)	(50.0)%

Total Ophthalmology revenues	$8.2	$7.6	$0.6	7.9%

Aesthetics systems-domestic	$0.6	$0.6	$—	—%
Aesthetics systems-international	1.0	1.2	(0.2)	(16.7)%
Service revenues	1.4	1.4	—	—%

Total Aesthetics revenues	$3.0	$3.2	$(0.2)	(6.3)%

Total revenues	$11.2	$10.8	$0.4	3.7%

Gross Profit.

Gross profit for the quarter ended April 2, 2011 remained constant at $5.2 million compared to the same period a year earlier.

Gross margins decreased to 46.7% from 48.6%. The decrease is attributable to manufacturing variances which represented an expense of 1.1% of revenues compared to a credit of 1.3% of revenues for the same period of the prior year. Manufacturing variances include adjustments for overhead absorbed on inventory, inventory reserves and warranty reserves adjustments. In addition, direct margins decreased 1.2% due to product mix. These decreases were offset by a 1.7% improvement in manufacturing and service expenses as a percentage of revenues due to expenses remaining constant while revenues increased.

Research and Development.

Research and development expenses decreased $0.1 million or 10.0%, to $0.9 million from $1.0 million for the quarter ended April 2, 2011 compared to the same period of the prior year. The decrease is primarily attributable to decreases in material costs incurred on engineering development projects.

Sales and Marketing.

Sales and marketing expenses increased $0.2 million or 8.7%, to $2.5 million from $2.3 million for the quarter ended April 2, 2011 compared to the same period of the prior year. The increase is attributable to increased personnel costs associated with increased headcount, an increase in commissions and other promotional activities in support of sales.

General and Administrative.

General and administrative expenses decreased $0.1 million or 7.7%, to $1.2 million from $1.3 million for the quarter ended April 2, 2011 compared to the same period of the prior year. The decrease is due to reduced spending in various administrative categories.

Interest and Other Income (Expense), net.

Interest and other income, net, of $0.1 million consisted primarily of translation gains due to the change in foreign exchange rates for the quarter ended April 2, 2011. For the comparable quarter in the prior year, interest and other expense, net, of $0.1 million consisted primarily of $0.05 million in translation losses due to the change primarily in foreign exchange rates for the quarter ended April 3, 2010. In addition, it also included $0.05 million in interest expense due to the bank borrowings in 2010.

Income Taxes.

        Significant components affecting the effective tax rate include pre-tax income, changes in valuation allowance, Federal and state R&D tax credits, the state composite tax rate and recognition of certain deferred tax assets subject to valuation allowance. For the three month periods ended April 2, 2011 and April 3, 2010, the Company recorded an income tax provision of $98 thousand and $56 thousand, respectively. As of January 1, 2011, the Company had a deferred tax asset of approximately $12.1 million which is fully offset by a valuation allowance. When realized, the asset will be reflected on the Company’s balance sheet and the reversal of the corresponding valuation allowance will result in a tax benefit being recorded in the income statement in the respective period. In subsequent periods the effective tax rate recorded in the income statement will reflect a more normal rate, currently estimated to be between 30% to 40%.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of April 2, 2011, we had cash and cash equivalents of $8.6 million and working capital of $17.7 million compared with cash and cash equivalents of $9.0 million and working capital of $17.2 million as of January 1, 2011. During the quarter the Company paid out $0.3 million in profit sharing bonus and also used $0.3 million to purchase the remaining 75,698 shares held by American Medical Systems Holdings, Inc (AMS) that were issued to AMS as part of a 2007 purchase transaction.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 2, 2011. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K filed with the SEC on March 25, 2011.

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

We Depend on International Sales for a Significant Portion of Our Operating Results.

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the quarter ended April 2, 2011, our international sales were $5.0 million or 44.7% of total sales. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. None of our international revenues and costs has been denominated in foreign currencies, other than sales made by our French subsidiary. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. The factors stated above could have a material adverse effect on our business, financial condition or results of operations. Our international operations and sales are subject to a number of other risks and potential costs, including:

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

Our Future Levels of Indebtness May Limit Our Ability to Operate Our Business, Finance Acquisitions and Pursue Business Strategies.

As of April 2, 2011, our cash balance was $8.6 million and we had no debt outstanding. If we are unable to maintain positive cash flows we may need to incur debt to sustain our operations. In addition it is our goal to seek growth through investments in internal programs and acquisitions both of which may result in us incurring debt. Increased levels of debt and obligations may, among other things:

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

We Rely on Patents and Proprietary Rights to Protect our Intellectual Property and Business.

Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued twenty seven United States patents and twelve foreign patents on the technologies related to our products and processes. We have approximately five pending patent applications in the United States and seven foreign pending patent applications that have been filed. Our patent applications may not be approved. Along with the acquisition of the AMS/Laserscope aesthetic products, we acquired a royalty-free license to eleven of the AMS/Laserscope patents. In addition, we acquired a license to a Palomar patent under which royalties are paid to Palomar based upon a percentage of sales of certain products acquired from AMS/Laserscope. The acquisition of the RetinaLabs assets included five additional patents. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.

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

Our ability to sell our products and generate revenues depends upon our direct sales force within the United States and France and relationships with independent distributors outside the United States. Currently our direct sales force consists of 11 employees focused on Ophthalmology and 4 employees and 1 independent representative focused on aesthetics and we maintain relationships with approximately 100 independent distributors internationally selling our products into 107 countries. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Apart from sales of our aesthetics products in France, our international sales are entirely dependent on the efforts of these third parties. If any distributor breaches terms of its distribution agreement or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory would be adversely affected.

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

•	our ability to maintain sales volumes at a level sufficient to cover fixed manufacturing and operating costs;

•	fluctuations in our product mix between ophthalmology and aesthetics products and foreign and domestic sales;

•	the effect of regulatory approvals and changes in domestic and foreign regulatory requirements;

•	introduction of new products, product enhancements and new applications by our competitors, entry of new competitors into our markets, pricing pressures and other competitive factors;

•	our long and highly variable sales cycle;

•	changes in the prices at which we can sell our products;

•	changes in customers’ or potential customers’ budgets as a result of, among other things, reimbursement policies of government programs and private insurers for treatments that use our products;

•	increased product innovation costs; and

•	our ability to address our liquidity issues should the need occur.

In addition to these factors, our quarterly results have been, and are expected to continue to be, affected by seasonal factors. For example, our domestic equipment sales are generally higher in the fourth quarter due to customers’ budget cycles whereas our European sales are generally lower in the third quarter due to many businesses being closed for the summer vacation season.

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

Our Stock Price Has Been and May Continue to be Volatile and an Investment in Our Common Stock Could Suffer a Decline in Value.

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance. In the quarter ended April 2, 2011, the trading price of our common stock fluctuated from a low of $3.48 per share to a high of $4.65 per share. There can be no assurance that our common stock trading price will not suffer declines.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
January 2, 2011 - February 5, 2011	—	$—
February 6 - March 6	(75,698)	(4.00)
March 7 - April 2, 2011	—	—

Total	(75,698)	$(4.00)

(1)	Reflects the repurchase of shares of our common stock in a privately negotiated transaction from a third party. The repurchase was financed by available cash balances and cash from operations.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Exhibit Title

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

IRIDEX Corporation (Registrant)

Date: May 5, 2011	By:	/s/ THEODORE A. BOUTACOFF
		Name:	Theodore A. Boutacoff
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Exhibit Index

Exhibit No.	Exhibit Title

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.