Form 10-Q
period 2011-07-02
IRIDEX CORP
filed 2011-08-04
CIK 1006045

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock, $.01 par value, issued and outstanding as of July 22, 2011 was 8,987,686.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

IRIDEX Corporation

Condensed Consolidated Balance Sheets

(Unaudited, in thousands except for share data)

	July 2, 2011	January 1, 2011 (1)
Assets
Current assets:
Cash and cash equivalents	$8,875	$9,014
Accounts receivable, net of allowance for doubtful accounts of $341 in 2011 and $369 in 2010	7,468	7,526
Inventories, net	10,169	9,212
Prepaid expenses and other current assets	642	620

Total current assets	27,154	26,372
Property and equipment, net	299	360
Other intangible assets, net	1,701	1,797
Goodwill	473	473
Other long term assets	249	218

Total assets	$29,876	$29,220

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,099	$1,981
Accrued compensation	1,506	2,304
Accrued expenses	1,508	1,822
Accrued warranty	806	956
Deferred revenue	2,175	2,134

Total current liabilities	8,094	9,197

Long Term Liabilities:
Other long-term liabilities	610	596

Total liabilities	8,704	9,793

Stockholders’ equity:
Convertible preferred stock, $.01 par value:
Authorized: 2,000,000 shares;
Issued and outstanding: 500,000 shares in 2011 and 2010	5	5
Common stock
Authorized: 30,000,000 shares;
Issued and outstanding: 8,970,560 shares in 2011 and 8,986,418 shares in 2010	92	89
Additional paid-in capital	41,699	41,168
Accumulated other comprehensive loss	(68)	(205)
Treasury stock, at cost	(831)	(430)
Accumulated deficit	(19,725)	(21,200)

Total stockholders’ equity	21,172	19,427

Total liabilities and stockholders’ equity	$29,876	$29,220

(1)	Derived from the consolidated audited financial statements included in our annual report filed on Form 10-K with the SEC for the year ended January 1, 2011.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Revenues:
Product revenues	$8,884	$7,805	$17,955	$16,353
Service revenues	1,914	2,085	4,055	4,295

Total revenues	10,798	9,890	22,010	20,648
Cost of revenues	5,921	5,354	11,895	10,887

Gross profit	4,877	4,536	10,115	9,761

Operating expenses:
Research and development	910	966	1,874	1,993
Sales and marketing	2,379	2,327	4,836	4,665
General and administrative	1,153	1,108	2,358	2,365

Total operating expenses	4,442	4,401	9,068	9,023

Income from operations	435	135	1,047	738
Legal settlement	800	800	800	800
Interest and other income (expense), net	(153)	(50)	(101)	(112)

Income before income taxes	1,082	885	1,746	1,426
Provision for income taxes	173	71	271	127

Net income	$909	$814	$1,475	$1,299

Net income per share - basic	$0.10	$0.09	$0.16	$0.15

Net income per share - diluted	$0.09	$0.08	$0.14	$0.13

Shares used in computing net income per share - basic	8,961	8,965	8,962	8,907

Shares used in computing net income per share - diluted	10,231	10,197	10,223	10,094

Condensed Consolidated Statements of Comprehensive Income (Unaudited, in thousands)
	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net income	$909	$814	$1,475	$1,299
Foreign currency translation adjustments	(10)	11	(33)	7
Recognition of accumulated foreign currency translation loss	170	0	170	0

Comprehensive income	$1,069	$825	$1,612	$1,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended
	July 2, 2011	July 3, 2010
Operating activities:
Net income	$1,475	$1,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	203	276
Loss on liquidation of foreign subsidiary	170	0
Stock compensation recognized	251	269
Provision for doubtful accounts	(12)	0
Provision for inventory reserves	60	150
Changes in operating assets and liabilities:
Accounts receivable	70	866
Inventories	(1,017)	(630)
Prepaid expenses and other current assets	(22)	(82)
Other long term assets	(31)	73
Accounts payable	118	141
Accrued compensation	(798)	(360)
Accrued expenses and deferred rent	(300)	(474)
Accrued warranty	(150)	(15)
Deferred revenue	41	(139)

Net cash provided by operating activities	58	1,374

Investing activities:
Purchases of property and equipment	(46)	(76)
Purchase of RetinaLabs	0	(225)

Net cash used in investing activities	(46)	(301)

Financing activities:
Proceeds from stock option exercises	283	62
Repurchase of common stock	(401)	0
Proceeds from borrowings	0	5,876
Repayment of borrowings	0	(9,396)

Net cash used in financing activities	(118)	(3,458)

Effect of foreign exchange rate changes	(33)	7

Net decrease in cash and cash equivalents	(139)	(2,378)
Cash and cash equivalents at beginning of period	9,014	9,378

Cash and cash equivalents at end of period	$8,875	$7,000

Supplemental non-cash activities:
Contingent consideration – cash	$0	$380
Shares issued at acquisition	$0	$444
Contingent consideration – additional shares	$0	$264

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on March 25, 2011. The results of operations for the six month period ended July 2, 2011 are not necessarily indicative of the results for the year ending December 31, 2011 or any future interim period.

Recently Issued and Adopted Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. It does not, however, change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. We do not expect adoption of this standard to have a material impact on our financial position, results of operations, or cash flows.

In December 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Unless the Company has a significant business combination, we do not expect adoption of this standard to have a material impact on our financial position, results of operations, or cash flows.

In December 2010, the FASB issued ASU 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 modifies Step 1 of the goodwill impairment test so that for reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. ASU 2010-28 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

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

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issues Task Force. ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (“deliverables”) separately rather than as a combined unit. Specifically, this guidance amends the criteria in the “Revenue Recognition - Multiple-Element Arrangements” subtopic of the Codification for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with the option to provide retrospective presentation for prior years. The adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows because we had VSOE of fair value established on most elements.

2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended January 1, 2011, which was filed with the SEC on March 25, 2011.

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

The Company’s sales may include post-sales obligations for training and or other deliverables. For revenue arrangements with multiple deliverables such as these, effective for new or modified arrangements entered into beginning on January 2, 2011, the date we adopted the new revenue recognition guidance for arrangements with multiple deliverables on a prospective basis, we allocate arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method. This method requires us to determine the selling price at which each deliverable could be sold if it were sold regularly on a standalone basis. When available, we use vendor-specific objective evidence (“VSOE”) of fair value as the selling price. VSOE represents the price charged for a deliverable when it is sold separately or for a deliverable not yet being sold separately, the price established by management with the relevant authority. We have established VSOE of fair value for our post-installation technical support services. When VSOE of fair value is not available, third-party evidence (“TPE”) of fair value for similar products and services is acceptable; however, our offerings and market strategy differ from those of our competitors, such that we cannot obtain sufficient comparable information about third parties’ prices. If neither VSOE nor TPE are available, we use our best estimates of selling prices (“BESP”). We determine BESP considering factors such as market conditions, sales channels, internal costs and product margin objectives, and pricing practices. We regularly review and update our VSOE, TPE and BESP information and obtain formal approval by appropriate levels of management. The relative selling price method allocates total arrangement consideration proportionally to each deliverable on the basis of its estimated selling price.

We use the residual method to allocate total arrangement consideration between delivered and undelivered items for any arrangements entered into prior to January 2, 2011. We also use the residual method of allocating the arrangement consideration in certain circumstances where we do not have VSOE on one or more elements of the arrangement. Under the residual method, the amount allocated to the undelivered elements equals VSOE of fair value of these elements. Any remaining amounts are attributed to the delivered items and are recognized when those items are delivered.

The adoption of the new revenue recognition guidance did not result in changes in what we identify as the individual deliverables to which revenue is allocated, or the timing of revenue recognition related to these individual deliverables. The change in the allocation method from residual to relative selling price did not have a material impact on our financial statements during the three months and six months ended July 2, 2011.

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

Deferred Revenue

Revenue related to extended service contracts is deferred and recognized on a straight line basis over the period of the applicable service contract. Costs associated with these service arrangements are recognized as incurred. A reconciliation of the changes in the Company’s deferred revenue balance for the six months ended July 2, 2011 and January 1, 2011 is as follows:

	Six Months Ended
(in thousands)	July 2, 2011	January 1, 2011
Balance, beginning of period	$2,134	$2,266
Additions to deferral	2,611	2,451
Revenue recognized	(2,570)	(2,583)

Balance, end of period	$2,175	$2,134

Warranty

The Company accrues for estimated warranty cost upon shipment of products. Actual warranty costs incurred have not materially differed from those accrued. The Company’s warranty policy is applicable to products which are considered defective in their performance or fail to meet the product specifications. Warranty costs are reflected in the statement of operations as cost of sales. A reconciliation of the changes in the Company’s warranty liability for the six months ended July 2, 2011 and January 1, 2011 is as follows:

	Six Months Ended
(in thousands)	July 2, 2011	January 1, 2011
Balance, beginning of period	$956	$1,150
Accruals for product warranties	109	119
Cost of warranty claims and adjustments	(259)	(313)

Balance, end of period	$806	$956

Goodwill

All of the goodwill recorded as a result of the Company’s acquisition of substantially all of the assets of RetinaLabs, Inc. (“RetinaLabs”) is attributable to our ophthalmology segment. Goodwill is tested for impairment at least annually or whenever there is a change in circumstances that indicates the carrying value of these assets may be impaired. The determination of whether any potential impairment of goodwill exists is based upon a two-step impairment test performed in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other. The carrying value of goodwill was $0.5 million at July 2, 2011 and $0.5 million at January 1, 2011. There was no impairment of goodwill recognized during the six months ended July 2, 2011 and July 3, 2010.

Intangible Assets

The purchase method of accounting for acquisitions requires estimates and assumptions to allocate the purchase price to the fair value of net tangible and intangible assets acquired. The amounts allocated to, and the useful lives estimated for, intangible assets, affect future amortization. There are a number of generally accepted valuation methods used to estimate fair value of intangible assets, and we use primarily a discounted cash flow method, which requires significant management judgment to forecast the future operating results and to estimate the discount factors used in the analysis. An asset is considered impaired if its carrying amount exceeds the value of future net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. There was no impairment recorded for the three and six months ended July 2, 2011 and July 3, 2010.

Future changes in events or circumstances, such as an inability to achieve the cash flows determined above, may indicate that the recorded value of the intangible assets will not be recovered through future cash flows and the Company may be required to record an impairment charge for the intangible assets or modify the period of expected lives for the intangible assets.

Intangible assets consist of the following (in thousands):

	July 2, 2011			January 1, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Life
Services – Contractual Customer Relationships	$2,132	$(1,237)	$895	$2,132	$(1,156)	$976	8 years
Patents	600	(14)	586	600	(7)	593	Varies
Customer Relations	240	(20)	220	240	(12)	228	15 years

	$2,972	$(1,271)	$1,701	$2,972	$(1,175)	$1,797

Amortization expense totaled $96 thousand and $101 thousand for the six months ended July 2, 2011 and July 3, 2010, respectively.

Future estimated amortization expense (in thousands):
2011 (six months)	$164
2012	$299
2013	$350
2014	$415
2015	$207
Thereafter	$266

Total	$1,701

Stock Repurchases

In March 2011, the Company purchased the remaining 75,698 shares of our common stock held by American Medical Systems Holdings, Inc (AMS) that were issued to AMS as part of a 2007 purchase transaction at $4.00 per share. In May 2011, the Company approved a stock repurchase program authorizing the Company to purchase in open market or privately negotiated transactions, up to $2.0 million worth of our common stock, from time to time during the next 12 months. For the three and six months ended July 2, 2011, the Company has purchased 25,400 and 101,098 shares at an average price of $3.84 and $3.96 per share, respectively. There were no shares repurchased for the three and six month periods ending July 3, 2010. As of July 2, 2011, $1.9 million of share remain subject to repurchase under the stock repurchase program.

3.	Business Combination

On April 8, 2010, the Company acquired substantially all of the assets of RetinaLabs. Pursuant to the terms of the purchase agreement, the Company acquired RetinaLabs’ existing product family together with certain additional intellectual property that the Company anticipates incorporating into future products. The purchase price for the acquired assets consisted of $250 thousand in cash consideration and 115 thousand unregistered shares of the Company’s common stock issued at closing, and an earn-out. The earn-out is tied to future revenues and could result in additional cash and share consideration being paid to RetinaLabs based on the future performance of the acquired products and intellectual property.

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

We incurred $76 thousand of direct costs associated with the acquisition that were expensed as a component of general and administrative expense in the second quarter 2010. The amounts of revenue and earnings of the acquiree since the acquisition date are included in the consolidated statement of operations for the reporting period and have been immaterial to the consolidated financial statements. The financial results of RetinaLabs prior to the acquisition are immaterial for purposes of pro forma financial disclosures.

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

Valuing certain components of the acquisition, including primarily identifiable intangible assets, goodwill, and the earn-out liability, required us to make estimates that may be adjusted in the future. As of July 2, 2011, there were no changes in the fair value of the earn-out since the date of acquisition.

Identifiable intangible assets. Intangible assets included in the purchase price allocation consist of: (a) technology patents of $600 thousand, assigned an economic useful life whereby the economic value of the asset is its ability to provide the Company relief from royalty and is being amortized as a percentage of revenues generated per units sold, and (b) customer-related intangible assets of $240 thousand, assigned an economic life of 15 years being amortized on the straight line method.

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

4.	Inventories, net

The components of the Company’s inventories as of July 2, 2011 and January 1, 2011 are as follows:

(in thousands)	July 2, 2011	January 1, 2011
Raw materials and work in process	$5,802	$5,222
Finished goods	4,367	3,990

Total inventories	$10,169	$9,212

5.	Fair Value Measurement

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, and accounts payable at July 2, 2011 and January 1, 2011, approximate fair value because of the short maturity of these instruments.

As of July 2, 2011 and January 1, 2011, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

	July 2, 2011				January 1, 2011
	Fair Value Measurements				Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$7,980	0	0	$7,980	$8,158	0	0	$8,158
Liabilities:
Contingent consideration-cash	$0	0	380	$380	$0	0	380	$380

The Company’s Level 1 financial assets are money market funds whose fair values are based on quoted market prices. The Company does not have any Level 2 financial assets or liabilities. The Company’s Level 3 financial liabilities are related to the fair value of the contingent consideration (the earn-out to be paid in cash) in connection with the RetinaLabs acquisition. At July 2, 2011, observable market information was not available to determine the fair value of the Company’s contingent consideration. Therefore, the fair value is based on valuation models that relied on Level 3 inputs including those that are based on probability of outcomes, expected cash flow streams, market discount rates and overall capital market liquidity. The valuation of the earn-out liability related to the RetinaLabs acquisition is subject to uncertainties that are difficult to predict.

The following table provides a reconciliation of the beginning and ending balances of the contingent consideration – cash (Level 3 liabilities) (in thousands):

	January 1, 2011	January 2, 2010
Balance at the beginning of the period	$380	$0
Addition of contingent consideration - cash related to RetinaLabs acquisition	0	380
Change in fair value of contingent consideration	0	0

Balance at the end of the period	$380	$380

6.	Bank Borrowings

The Company has a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“Lender”) providing for a $5.0 million secured revolving loan facility, with availability subject to an accounts receivable borrowing base formula in certain circumstances. As of July 2, 2011, no loans have been requested or made under the Loan Agreement.

Borrowings under the revolving loan facility accrue interest at a per annum rate equal to the Lender’s prime rate as in effect from time to time plus a margin, subject to a minimum interest rate of 4.00%. Interest on borrowings under the revolving loan facility is payable monthly. The Company may borrow, repay and reborrow funds under the revolving loan facility until June 11, 2012, at which time the revolving loan facility matures and all outstanding amounts must be repaid. In certain circumstances, the Company may be required to immediately repay principal amounts outstanding when it receives payments on its accounts receivable. On June 11, 2011, the Company paid the annual non refundable commitment fee of $12,500. In the event the Company elects to terminate the revolving loan facility before the maturity date, the Company is required to pay a fee in the amount of $50,000.

All obligations under the Loan Agreement are secured by substantially all of the property of the Company, excluding the Company’s intellectual property but including any proceeds derived from the Company’s intellectual property.

The Loan Agreement contains covenants that include, among others, covenants that limit the Company’s and its subsidiaries’ ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on the Company’s capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. The Loan Agreement also contains a financial covenant requiring the Company to maintain a certain adjusted quick ratio. As of July 2, 2011, the Company was in compliance with all the loan covenants.

7.	Stock Based Compensation

2008 Equity Incentive Plan

For the six months ended July 2, 2011, the only active share-based compensation plan was the 2008 Equity Incentive Plan (the “Incentive Plan”). The terms of awards granted during the six months ended July 2, 2011 were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 1, 2011.

Summary of Stock Options

The following table summarizes information regarding activity in our stock option plan during the six months ended July 2, 2011 and July 3, 2010:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding at January 1, 2011	1,618,066	$3.65
Granted	40,300	$3.85
Exercised	(85,240)	$3.32
Canceled or forfeited	(44,317)	$4.66

Outstanding at July 2, 2011	1,528,809	$3.64	$1,463

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding at January 2, 2010	1,583,508	$3.91
Granted	193,300	$3.99
Exercised	(22,235)	$2.82
Canceled or forfeited	(69,491)	$7.62

Outstanding at July 3, 2010	1,685,082	$3.77	$1,417

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of July 1, 2011, that would have been received by option holders had all option holders exercised their stock options as of that date.

The weighted-average grant date fair value of the options granted under the Company’s stock plans as calculated using Black-Scholes was $2.67 and $2.71 per share for the six months ended July 2, 2011 and July 3, 2010, respectively.

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Average risk free interest rate	1.51%	1.89%	1.85%	2.03%
Expected life (in years)	4.75 years	4.75 years	4.75 years	4.75 years
Dividend yield	0.0%	0.0%	0.0%	0.0%
Average volatility	91%	88%	91%	88%

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

The following table shows stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and six month periods ended July 2, 2011 and July 3, 2010 (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2010	July 3, 2010	July 3, 2010	July 3, 2010
Cost of revenues	$28	$30	$55	$62
Research and development	16	24	37	48
Sales and marketing	31	34	60	63
General and administrative	45	53	99	96

	$120	$141	$251	$269

Approximately $5,000 of the stock based compensation expense recognized was capitalized into inventory as a component of overhead at July 2, 2011 and July 3, 2010.

Information regarding stock options outstanding, exercisable and expected to vest at July 2, 2011 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
As of July 2, 2011
Options outstanding	1,528,809	$3.64	3.74	$1,463
Options vested and expected to vest	1,447,145	$3.70	3.68	$1,354
Options exercisable	1,206,106	$3.86	3.40	$1,068

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the Nasdaq Global Market on the last trading day of the quarter, July 1, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 2, 2011. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the six months periods ended July 2, 2011 and July 3, 2010 were approximately $51 thousand and $22 thousand, respectively.

As of July 2, 2011, there was $588 thousand of total unrecognized compensation cost, net of forfeitures, related to non-vested share-based compensation arrangements under the Incentive Plan. The cost is expected to be recognized over a weighted average period of 2.01 years.

Restricted Stock Awards/Restricted Stock Units

Effective for the 2011 fiscal year, each non-employee member of the Board will receive an annual equity award of either restricted stock or a restricted stock unit (“RSU”), at the election of such Board member, in each case equal to $20,000 worth of our common stock (determined at the fair market value of the shares at the time such award is granted) under the Company’s 2008 Equity Incentive Plan. Each equity award or RSU vests in full on the one-year anniversary of the date of grant provided that the non-employee member continues to serve on the Board through such date.

Summary of Restricted Stock Units and Awards

The Company recognizes the estimated compensation expense of restricted stock units and awards, net of estimated forfeitures, over the vesting term. The estimated compensation expense is based on the fair value of the Company’s common stock on the date of grant.

Information regarding the restricted stock units outstanding as of July 2, 2011 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
As of July 2, 2011
Restricted stock units outstanding	15,189	1.00	$60
Restricted stock units vested and expected to vest	13,720	1.00	$54
Restricted stock units ending exercisable	0	0.00	$0

The intrinsic value of the restricted stock units is calculated based on the closing price of IRIDEX shares as quoted on the Nasdaq Global Market on the last trading day of the quarter, July 1, 2011 of $3.95.

For the quarter ended July 2, 2011, the Company granted 15,189 restricted stock units to the Board of Directors with a weighted average grant date fair value of approximately $60,000 or $3.95 per share. There were no restricted stock units or awards granted in 2010. There was no restricted stock units vested, released and or forfeited during the three and six month periods ended July 2, 2011.

Information regarding the restricted stock awards outstanding as of July 2, 2011 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	0	0
Restricted stock awards granted	10,126	$3.95
Outstanding at July 2, 2011	10,126	$3.95

8.	Income Taxes

Provision for Income Tax

Under Accounting ASC topic 270 - 740, Interim Reporting - Income Taxes, we are required to make our best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. The Company recorded a provision for income tax of $271 thousand and $127 thousand for the six months ended July 2, 2011 and July 3, 2010, respectively. The Company’s estimated annual effective tax rate was 15.55% and 14.24%, for the six months ended July 2, 2011 and July 3, 2010, respectively. The increase in our effective tax rate for the six months ended July 2, 2011 was associated primarily with the decrease in available net operating losses to offset the Company’s taxable income.

Deferred Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (as codified in ASC topic 740, Income Taxes (“ASC 740”)), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. As of January 2, 2011, the Company had a deferred tax asset of approximately $12.1 million which is fully offset by a valuation allowance. When realized, the asset will be reflected on the Company’s balance sheet and the reversal of the corresponding valuation allowance will result in a tax benefit being recorded in the income statement in the respective period.

Uncertain Tax Positions

The Company accounts for its uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (as codified in ASC topic 740-10, Income Taxes (“ASC 740”)). If the balance of $865 thousand of unrecognized tax benefits at January 1, 2011 were recognized; $55 thousand of the recognition would affect the income tax rate. The unrecognized tax benefits may change in future periods for items that arise in the ordinary course of business.

The Company is currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate during the fiscal year.

The Company files U.S. federal and state returns as well as foreign returns in France. The tax years 2001 to 2010 remain open in several jurisdictions, none of which have individual significance.

9.	Computation of Basic and Diluted Net Income Per Common Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares, plus common stock equivalents outstanding during the period which includes 1,000,000 shares of common stock issuable upon the conversion of 500,000 shares of convertible Series A Preferred Stock. Common stock equivalents also include the effect of outstanding dilutive stock options and awards computed using the treasury stock method.

A reconciliation of the numerator and denominator of basic and diluted net income per common share is provided as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Numerator:
Net income	$909	$814	$1,475	$1,299
Denominator:
Basic weighted average shares outstanding	8,961	8,965	8,962	8,907
Effect of dilutive preferred shares	1,000	1,000	1,000	1,000
Effect of dilutive stock options and awards	258	221	249	176
Effect of dilutive contingent shares	12	11	12	11

Diluted weighted average shares outstanding	10,231	10,197	10,223	10,094

Basic net income per common share	$0.10	$0.09	$0.16	$0.15

Diluted net income per common share	$0.09	$0.08	$0.14	$0.13

The Company excludes options from the computation of diluted weighted average shares outstanding if the exercise price of the options is greater than the average market price of the shares because the inclusion of these options would be anti-dilutive to earnings per share. Accordingly, for the three months ended July 2, 2011 and July 3, 2010, respectively, stock options to purchase 604,256 and 764,073 shares were excluded from the computation of diluted weighted average shares outstanding. For the six months ended July 2, 2011 and July 3, 2010, respectively, stock options to purchase 662,691 and 836,061 shares were excluded from the computation of diluted weighted average shares outstanding.

10.	Business Segments

The Company operates in two reportable segments: the ophthalmology segment and the aesthetics segment. In each segment the Company develops, manufactures, and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables and service and support activities.

Information on reportable segments for the three and six month periods ended July 2, 2011 and July 3, 2010 is as follows:

	Three Months Ended July 2, 2011			Three Months Ended July 3, 2010
(in thousands)	Ophthalmology	Aesthetics	Total	Ophthalmology	Aesthetics	Total
Revenues	$8,085	2,713	$10,798	$7,668	$2,222	$9,890
Direct cost of revenues	2,413	864	3,277	2,289	589	2,878

Direct gross profit	$5,672	1,849	7,521	$5,379	$1,633	7,012
Total unallocated indirect costs			(6,439)			(6,127)

Pre-tax income			$1,082			$885

	Six Months Ended July 2, 2011			Six Months Ended July 3, 2010
(in thousands)	Ophthalmology	Aesthetics	Total	Ophthalmology	Aesthetics	Total
Revenues	$16,281	5,729	$22,010	$15,272	$5,376	$20,648
Direct cost of revenues	4,827	1,830	6,657	4,373	1,613	5,986

Direct gross profit	$11,454	3,899	15,353	$10,899	$3,763	14,662
Total unallocated indirect costs			(13,607)			(13,236)

Pre-tax income			$1,746			$1,426

Direct cost of revenues includes standard product cost (direct material, labor and fringe) and any warranty and unit royalty due. Indirect costs of manufacturing, research and development, sales and marketing, and general and administrative costs are not allocated to the segments.

Our revenues by reportable segment by geographic region, based on the location at which each sale originates, is summarized as follows:

	Three Months Ended July 2, 2011			Three Months Ended July 3, 2010
(in thousands)	Ophthalmology	Aesthetics	Total	Ophthalmology	Aesthetics	Total
Domestic	$4,376	$1,378	$5,754	$4,056	$1,613	$5,669
International	3,709	1,335	5,044	3,612	609	4,221

Total revenues	$8,085	$2,713	$10,798	$7,668	$2,222	$9,890

	Six Months Ended July 2, 2011			Six Months Ended July 3, 2010
(in thousands)	Ophthalmology	Aesthetics	Total	Ophthalmology	Aesthetics	Total
Domestic	$8,965	$2,991	$11,956	$8,080	$3,282	$11,362
International	7,316	2,738	10,054	7,191	2,095	9,286

Total revenues	$16,281	$5,729	$22,010	$15,271	$5,377	$20,648

No one customer accounted for more than 10% of total revenue for the three months ended July 2, 2011 and July 3, 2010, respectively.

The Company’s assets and liabilities are not evaluated on a segment basis. Accordingly, no disclosure of segment assets and liabilities is provided.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

IRIDEX Corporation is a leading worldwide provider of therapeutic based laser systems, delivery devices and consumable instrumentation used to treat eye diseases in ophthalmology and skin conditions in aesthetics. Our products are sold in the United States (US) predominantly through a direct sales force and internationally through approximately 100 independent distributors into 107 countries except for our aesthetics products which are sold, marketed and serviced directly in France.

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

Cost of revenues consists primarily of the cost of purchasing components and sub-systems, assembling, packaging, shipping and testing components at our facility, direct labor and associated overhead, and our US field service organization which supports our aesthetics products domestically.

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

Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the periods included.

	Three Months Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Revenues:
Product revenues	82.3%	78.9%	81.6%	79.2%
Service revenues	17.7%	21.1%	18.4%	20.8%

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	54.8%	54.1%	54.0%	52.7%

Gross margin	45.2%	45.9%	46.0%	47.3%
Operating expenses:
Research and development	8.5%	9.8%	8.5%	9.6%
Sales and marketing	22.0%	23.5%	22.0%	22.6%
General and administrative	10.7%	11.2%	10.7%	11.5%

Total operating expenses	41.2%	44.5%	41.2%	43.7%

Income from operations	4.0%	1.4%	4.8%	3.6%
Legal settlement	7.4%	8.1%	3.6%	3.9%
Interest and other income (expense), net	(1.4)%	(0.6)%	(0.5)%	(0.6)%

Income before provision for income tax	10.0%	8.9%	7.9%	6.9%
Provision for income taxes	1.6%	0.7%	1.2%	0.6%

Net income	8.4%	8.2%	6.7%	6.3%

Revenues.

(in millions)	Three Months Ended	Three Months Ended
	July 2, 2011	July 3, 2010	Change in $	Change in %
Ophthalmology systems - domestic	$1.6	$1.1	$0.5	45.5%
Ophthalmology systems - international	2.4	2.4	0.0	0.0%
Ophthalmology recurring revenues	4.0	3.9	0.1	2.6%
Ophthalmology OEM	0.1	0.2	(0.1)	(50.0)%

Total Ophthalmology revenues	$8.1	$7.6	$0.5	6.6%

Aesthetics systems - domestic	$0.5	$0.6	$(0.1)	(16.7)%
Aesthetics systems - international	1.1	0.3	0.8	266.7%
Service revenues	1.1	1.4	(0.3)	(21.4)%

Total Aesthetics revenues	$2.7	$2.3	$0.4	17.4%

Total revenues	$10.8	$9.9	$0.9	9.1%

(in millions)	Six Months Ended	Six Months Ended
	July 2, 2011	July 3, 2010	Change in $	Change in %
Ophthalmology systems - domestic	$3.3	$2.2	$1.1	50.0%
Ophthalmology systems - international	4.6	4.7	(0.1)	(2.1)%
Ophthalmology recurring revenues	8.2	7.9	0.3	3.8%
Ophthalmology OEM	0.2	0.4	(0.2)	(50.0)%

Total Ophthalmology revenues	$16.3	$15.2	$1.1	7.2%

Aesthetics systems - domestic	$1.1	$1.2	$(0.1)	(8.3)%
Aesthetics systems - international	2.1	1.4	0.7	50.0%
Service revenues	2.5	2.8	(0.3)	(10.7)%

Total Aesthetics revenues	$5.7	$5.4	$0.3	5.6%

Total revenues	$22.0	$20.6	$1.4	6.8%

For the three months ended July 2, 2011, total revenue increased 9.1% to $10.8 million compared to $9.9 million for the same three month period in 2010. Our Ophthalmology business revenues, excluding our OEM line, increased 8.1%. Demand was particularly strong domestically in the office setting and our newer systems, the IQ577 and the IQ532, have been performing well. International sales were strong in most regions but the overall result was dampened by Europe which was impacted by the reoccurrence of many local countries’ economic challenges and a strong competitive landscape. Increases in recurring revenues were driven by increased international sales of our consumable laser probes. These gains were offset by the phasing out of our OEM line as this product reaches its end of life.

Our Aesthetics business revenues increased 17.4%. The aesthetics market as a whole remains challenging. Aesthetics systems revenues can fluctuate period to period due to the timing of individual deals because of the relatively high price and low volume of systems being sold. This effect is magnified for international sales where distributors often place multiple system orders at one time.

For the six months ended July 2, 2011, total revenue increased 6.8 % to $22.0 million compared to $20.7 million for the same six month period in 2010. Excluding OEM revenues, our ophthalmology revenues increased 8.8% and our aesthetics revenues increased 5.6%.

Gross Profit and Gross Margin.

Gross profit for the three months ended July 2, 2011 was $4.9 million compared with $4.5 million for the same three month period in 2010, an increase of 8.9% or $0.4 million. Gross margins decreased to 45.2% of revenues from 45.9% of revenues. The decrease was attributable to manufacturing variances which represented an expense of 1.8% of revenues compared to an expense of 0.7% of revenues for the prior period. Manufacturing variances include adjustments for overhead absorbed on inventory, inventory reserves and warranty reserves adjustments. In addition, direct margins decreased 1.2% due to product mix. Compared to the prior period, Aesthetics revenues made up a larger component of overall sales and within Ophthalmology revenues systems sales made up a larger component than recurring revenues. These decreases were offset by a 1.6% improvement in manufacturing and service costs as a percentage of revenues due to expenses remaining constant while revenues increased.

Gross profit for the six months ended July 2, 2011 was $10.1 million compared to $9.8 million for the same period a year earlier, an increase of 3.1% or $0.3 million. For the comparable six month period gross margins decreased to 46.0% of revenues from 47.3% of revenues. The decrease is attributable to manufacturing variances which represented an expense of 1.4% of revenues compared to a credit of 0.3% of revenues. In addition, direct margins decreased 1.2% due to product mix. These decreases were offset by a 1.7% improvement in manufacturing and service expenses as a percentage of revenues due to expenses remaining constant while revenues increased.

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

Research and Development.

Research and development (“R&D”) expenses decreased by 5.8% to $0.9 million from $1.0 million for the three months ended July 2, 2011 compared to the same three month period in 2010. R&D expenses decreased by 6% to $1.9 million from $2.0 million for the six months ended July 2, 2011 compared to the same six month period in 2010. The decreases were attributable to a decrease in salaries and related costs as a result of a decrease in headcount and a decrease in material costs incurred on product development offset in part by an increase in consulting. We anticipate an increase in our R&D spending as we add replacement headcount and also to support an increased rate of new product introductions.

Sales and Marketing.

Sales and marketing expenses increased by 2.2% to $2.4 million from $2.3 million for the three months ended July 2, 2011 compared to the same three month period in 2010. Sales and marketing expenses increased by 3.7% to $4.8 million from $4.7 million for the six months ended July 2, 2011 compared to the same six month period in 2010. The increases were attributable to increased commissions and associated selling and marketing expenses due to and in support of the increase in sales. We anticipate an increase in our sales and marketing spending with the objective of driving increased sales.

General and Administrative.

General and administrative expenses increased by $0.1 million or 4.1%, to $1.2 million from $1.1 million for the three months ended July 2, 2011 compared to the same three month period in 2010. General and administrative expenses remained unchanged at $2.4 million for the six months ended July 2, 2011 compared to the same six month period in 2010.

Legal settlement.

The legal settlement relates to monies received from Synergetics associated with a 2007 settlement of legal claims for patent infringement. The settlement called for an initial payment of $2.5 million which was received in the second quarter of 2007 and five subsequent annual payments of $0.8 million, totaling $6.5 million. Four annual payments of $0.8 million have been received in the second quarter of fiscal years 2008, 2009, 2010 and 2011, leaving a balance of $0.8 million expected to be received in the second quarter of fiscal 2012.

Interest and Other Income (Expense), net.

Interest and other expense represent primarily currency exchange losses, offset by interest earned on cash deposits. For the quarter ended July 2, 2011, interest and other expense consisted primarily of the recognition of accumulated foreign currency translation loss related to the closure of the UK subsidiary. For the same period a year earlier, interest and other expense consisted primarily of foreign currency exchange losses. For the six months ended July 2, 2011, interest and other expense consisted primarily of the recognition of accumulated foreign currency translation loss mentioned previously. For the same period a year earlier, interest and other expense consisted primarily of foreign currency exchange losses and interest expense due to the bank borrowings in 2010.

Income Taxes.

Significant components affecting the effective tax rate include pre-tax income, changes in valuation allowance, Federal and state R&D tax credits, the state composite tax rate and recognition of certain deferred tax assets subject to valuation allowance. For the six month periods ended July 2, 2011 and July 3, 2010, the Company recorded an income tax provision of $271 thousand and $127 thousand, respectively. As of January 1, 2011, the Company had a deferred tax asset of approximately $12.1 million which is fully offset by a valuation allowance. When realized, the asset will be reflected on the Company’s balance sheet and the reversal of the corresponding valuation allowance will result in a tax benefit being recorded in the income statement in the respective period. In subsequent periods the effective tax rate recorded in the income statement will reflect a more normal rate, currently estimated to be between 30% to 40%.

Liquidity and Capital Resources.

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of July 2, 2011, we had cash and cash equivalents of $8.9 million and working capital of $19.1 million compared to cash and cash equivalents of $9.0 million and working capital of $17.2 million as of January 1, 2011. Cash provided by operating activities for the six months ended July 2, 2011 increased to $2.1 million from $2.0 million for the same period in 2010 due to increased sales. However $2.0 million was absorbed by changes in operating assets and liabilities in the first six months of 2011 compared to $0.6 million for the same period in 2010, resulting in net cash from operating activities being $0.1 million compared to $1.4 million for the respective periods. The primary changes in operating assets and liabilities that absorbed cash were $1.0 million increase in inventories and $0.8 million in reduction in accrued compensation. In addition to operating activities, the Company used $0.3 million to purchase 75,698 shares of our common stock held by American Medical Systems Holdings, Inc. (“AMS”) that were issued to AMS as part of a 2007 purchase transaction and in accordance with the stock repurchase program, the Company used $0.1 million to purchase 25,400 shares of our common stock in the open market during the three months ended July 2, 2011.

Management is of the opinion that the Company’s current cash and cash equivalents together with our ability to generate cash flows from operations and our current credit facility provide sufficient liquidity to operate for the next 12 months.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 2, 2011. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our Stock Price Has Been and May Continue to be Volatile and an Investment in Our Common Stock Could Suffer a Decline in Value.

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance. In the quarter ended July 2, 2011, the trading price of our common stock fluctuated from a low of $3.58 per share to a high of $4.55 per share. There can be no assurance that our common stock trading price will not suffer declines.

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

In addition, we derive a meaningful portion of our sales from recurring sales of consumable instrumentation, including consumable EndoProbe devices and service. Our ability to increase recurring revenues from the sale of consumable products will depend primarily upon the features of our current products and product innovation, the quality of our products, ease of use and prices of our products, including the relationship to prices of competing products. The level of our service revenues will depend on the quality of service we provide and the responsiveness and the willingness of our customers to request our services rather than purchase competing products or services. Any significant decline in market acceptance of our products or our revenues derived from the sales of laser consoles, delivery devices, consumables or services may have a material adverse effect on our business, results of operations and financial condition.

We Face Strong Competition in Our Markets and Expect the Level of Competition to Grow in the Foreseeable Future.

Competition in the market for devices used for ophthalmic and aesthetics treatment procedures is intense and is expected to increase. Our competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. Our principal competitors in ophthalmology are Alcon Inc., Carl Zeiss Meditec AG, Nidek Co. Ltd., Synergetics, Topcon Corporation, Ellex Medical Lasers, Ltd. and Lumenis Ltd. Most of these companies currently offer a competitive, semiconductor-based laser system and consumable instrumentation for ophthalmology. Also within ophthalmology, pharmaceutical alternative treatments for AMD and DME such as Lucentis/Avastin (Genentech), and to a lesser extent Visudyne (Novartis) and Macugen (OSI Pharmaceuticals), compete rigorously with traditional laser procedures.

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

We Depend on International Sales for a Significant Portion of Our Operating Results.

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the six months ended July 2, 2011, our international sales were $10.0 million or 45.7% of total sales. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. None of our international revenues and costs has been denominated in foreign currencies, other than sales made by our French subsidiary. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. The factors stated above could have a material adverse effect on our business, financial condition or results of operations. Our international operations and sales are subject to a number of other risks and potential costs, including:

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

Inability of Customers Obtaining Credit or Material Increases in Interest Rates May Harm Our Sales.

Some of our products are sold to health care providers in general practice. Many of these health care providers purchase our products with funds they secure through various financing arrangements with third party financial institutions, including credit facilities and short-term loans. If availability of credit becomes more limited, or interest rates increase, these financing arrangements will be harder to obtain or more expensive to our customers, which may decrease demand for our products. Any reduction in the sales of our products would cause our business to suffer

We Rely on Our Direct Sales Force and Network of International Distributors to Sell Our Products and Any Failure to Maintain Our Direct Sales Force and Distributor Relationships Could Harm Our Business.

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

Our Future Levels of Indebtness May Limit Our Ability to Operate Our Business, Finance Acquisitions and Pursue Business Strategies.

As of July 2, 2011, our cash balance was $8.9 million and we had no debt outstanding. If we are unable to maintain positive cash flows we may need to incur debt to sustain our operations. In addition it is our goal to seek growth through investments in internal programs and acquisitions both of which may result in us incurring debt. Increased levels of debt and obligations may, among other things:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
April 3, 2011- May 7, 2011	0	$0.00
May 8, 2011 – June 4, 2011	(14,900)	(3.78)
June 5, 2011 – July 2, 2011	(10,500)	(3.93)
Total	(25,400)	$(3.84)

(1)	Reflects the repurchase of shares of our common stock in the open market in accordance with the stock repurchase program approved by the Board of Directors of the Company on May 5, 2011. Each repurchase were financed by available cash balances and cash from operations.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Exhibit Title

10.1	Form of 2008 Equity Incentive Plan Restricted Stock Award Agreement.

10.2	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Agreement.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS †	XBRL Instance Document

101.SCH †	XBRL Taxonomy Extension Schema

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase

101.LAB †	XBRL Taxonomy Extension Label Linkbase

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase

†	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.

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

IRIDEX Corporation (Registrant)

Date: August 4, 2011	By:	/s/ THEODORE A. BOUTACOFF
		Name:	Theodore A. Boutacoff
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Exhibit Index

Exhibit No.	Exhibit Title

10.1	Form of 2008 Equity Incentive Plan Restricted Stock Award Agreement.

10.2	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Agreement.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS †	XBRL Instance Document

101.SCH †	XBRL Taxonomy Extension Schema

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase

101.LAB †	XBRL Taxonomy Extension Label Linkbase

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase

†	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.