Form 10-Q
period 2011-10-01
IRIDEX CORP
filed 2011-11-04
CIK 1006045

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares of common stock, $.01 par value, issued and outstanding as of October 28, 2011 was 8,951,833.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

IRIDEX Corporation

Condensed Consolidated Balance Sheets

(Unaudited, in thousands except for share data)

	October 1, 2011	January 1, 2011 (1)
Assets
Current assets:
Cash and cash equivalents	$9,535	$9,014
Accounts receivable, net of allowance for doubtful accounts of $326 at Oct. 1, 2011 and $369 at Jan, 1, 2011	7,738	7,526
Inventories, net	10,176	9,212
Prepaid expenses and other current assets	571	620

Total current assets	28,020	26,372
Property and equipment, net	316	360
Other intangible assets, net	1,772	1,797
Goodwill	533	473
Other long term assets	225	218

Total assets	$30,866	$29,220

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,222	$1,981
Accrued compensation	1,694	2,304
Accrued expenses	1,657	1,822
Accrued warranty	802	956
Deferred revenue	2,132	2,134

Total current liabilities	8,507	9,197
Long-term liabilities	776	596

Total liabilities	9,283	9,793

Stockholders’ equity:
Convertible preferred stock, $0.01 par value:
Authorized: 2,000,000 shares;
Issued and outstanding: 500,000 shares at Oct. 1, 2011 and at Jan. 1, 2011	5	5
Common stock
Authorized: 30,000,000 shares;
Issued and outstanding: 8,951,833 and 8,986,418 shares at Oct. 1, 2011 and Jan. 1, 2011, respectively	92	89
Additional paid-in capital	41,861	41,168
Accumulated other comprehensive loss	(48)	(205)
Treasury stock, at cost	(951)	(430)
Accumulated deficit	(19,376)	(21,200)

Total stockholders’ equity	21,583	19,427

Total liabilities and stockholders’ equity	$30,866	$29,220

(1)	Derived from the consolidated audited financial statements included in our annual report filed on Form 10-K with the SEC for the year ended January 1, 2011.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Revenues:
Product revenues	$8,836	$8,740	$26,791	$25,093
Service revenues	1,957	2,078	6,012	6,373

Total revenues	10,793	10,818	32,803	31,466
Cost of revenues	5,892	5,569	17,787	16,456

Gross profit	4,901	5,249	15,016	15,010

Operating expenses:
Research and development	894	920	2,768	2,913
Sales and marketing	2,222	2,319	7,058	6,984
General and administrative	1,269	1,125	3,627	3,490

Total operating expenses	4,385	4,364	13,453	13,387

Income from operations	516	885	1,563	1,623
Legal settlement	0	0	800	800
Interest and other income (expense), net	(131)	63	(232)	(49)

Income before income taxes	385	948	2,131	2,374
Provision for income taxes	36	38	307	165

Net income	$349	$910	$1,824	$2,209

Net income per share-basic	$0.04	$0.10	$0.20	$0.25

Net income per share-diluted	$0.03	$0.09	$0.18	$0.22

Shares used in computing net income per share-basic	8,965	8,974	8,963	8,930

Shares used in computing net income per share-diluted	10,253	10,148	10,233	10,112

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net income	$349	$910	$1,824	$2,209
Foreign currency translation adjustments	20	(7)	(13)	0
Recognition of accumulated foreign currency translation loss	0	0	170	0

Comprehensive income	$369	$903	$1,981	$2,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended
	October 1, 2011	October 2, 2010
Operating activities:
Net income	$1,824	$2,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	307	406
Loss on liquidation of foreign subsidiary	170	0
Change in fair value of earn-out liability	55	0
Stock compensation recognized	374	415
Provision for doubtful accounts	(12)	0
Provision for inventory reserves	31	171
Changes in operating assets and liabilities:
Accounts receivable	(200)	(472)
Inventories	(995)	(954)
Other current assets and other long term assets	42	135
Accounts payable	241	509
Accrued compensation and expenses	(755)	(566)
Accrued warranty and deferred revenue	(156)	(288)

Net cash provided by operating activities	926	1,565

Investing activities:
Purchases of property and equipment	(118)	(168)
Cash paid in business combinations	(75)	(225)

Net cash used in investing activities	(193)	(393)

Financing activities:
Proceeds from stock option exercises	322	62
Repurchase of common stock	(521)	0
Proceeds from borrowings	0	5,876
Repayment of borrowings	0	(9,396)

Net cash used in financing activities	(199)	(3,458)

Effect of foreign exchange rate changes	(13)	0

Net increase (decrease) in cash and cash equivalents	521	(2,286)
Cash and cash equivalents at beginning of period	9,014	9,378

Cash and cash equivalents at end of period	$9,535	$7,092
Supplemental non-cash activities:
Shares issued at acquisition	$0	$444
Earn-out - net present value of additional shares	$0	$264
Earn-out - net present value of additional cash liability	$105	$380

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on March 25, 2011. The results of operations for the three and nine month periods ended October 1, 2011 are not necessarily indicative of the results for the year ending December 31, 2011 or any future interim period.

Recently Issued and Adopted Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This standard is intended to simplify how entities, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company will adopt this standard in the first quarter of fiscal year 2012 and does not expect its adoption to have a material effect on its financial position, results of operations, or cash flows.

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. It does not, however, change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. We do not expect adoption of this standard to have a material impact on our financial position, results of operations, or cash flows.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows. Unless the Company has a significant business combination, this standard is not expected to have a material impact on our future financial position, results of operations, or cash flows.

In December 2010, the FASB issued ASU 2010-28, Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 modifies Step 1 of the goodwill impairment test so that for reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. ASU 2010-28 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

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

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issues Task Force. ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (“deliverables”) separately rather than as a combined unit. Specifically, this guidance amends the criteria in the “Revenue Recognition-Multiple-Element Arrangements” subtopic of the Codification for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence (“VSOE”); (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with the option to provide retrospective presentation for prior years. The adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows because we had VSOE of fair value established on most elements.

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

The Company’s sales may include post-sales obligations for training and or other deliverables. For revenue arrangements with multiple deliverables such as these, effective for new or modified arrangements entered into beginning on January 2, 2011, the date we adopted the new revenue recognition guidance for arrangements with multiple deliverables on a prospective basis, we allocate arrangement consideration at the inception of the arrangement to all deliverables using the relative selling price method. This method requires us to determine the selling price at which each deliverable could be sold if it were sold regularly on a standalone basis. When available, VSOE of fair value as the selling price. VSOE represents the price charged for a deliverable when it is sold separately or for a deliverable not yet being sold separately, the price established by management with the relevant authority. We have established VSOE of fair value for our post-installation technical support services. When VSOE of fair value is not available, third-party evidence (“TPE”) of fair value for similar products and services is acceptable; however, our offerings and market strategy differ from those of our competitors, such that we cannot obtain sufficient comparable information about third parties’ prices. If neither VSOE nor TPE are available, we use our best estimates of selling prices (“BESP”). We determine BESP considering factors such as market conditions, sales channels, internal costs and product margin objectives, and pricing practices. We regularly review and update our VSOE, TPE and BESP information and obtain formal approval by appropriate levels of management. The relative selling price method allocates total arrangement consideration proportionally to each deliverable on the basis of its estimated selling price.

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

The adoption of the new revenue recognition guidance did not result in changes in what we identify as the individual deliverables to which revenue is allocated, or the timing of revenue recognition related to these individual deliverables. The change in the allocation method from residual to relative selling price did not have a material impact on our financial statements during the three months and nine months ended October 1, 2011.

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

Deferred Revenue

Revenue related to extended service contracts is deferred and recognized on a straight line basis over the period of the applicable service contract. Costs associated with these service arrangements are recognized as incurred. A reconciliation of the changes in the Company’s deferred revenue balance for the nine months ended October 1, 2011 and October 2, 2010 is as follows:

	Nine Months Ended
(in thousands)	October 1, 2011	October 2, 2010
Balance, beginning of period	$2,134	$2,405
Additions to deferral	3,611	3,874
Revenue recognized	(3,613)	(4,040)

Balance, end of period	$2,132	2,239

Warranty

The Company accrues for estimated warranty cost upon shipment of products. Actual warranty costs incurred have not materially differed from those accrued. The Company’s warranty policy is applicable to products which are considered defective in their performance or fail to meet the product specifications. Warranty costs are reflected in the statement of operations as cost of sales. A reconciliation of the changes in the Company’s warranty liability for the nine months ended October 1, 2011 and October 2, 2010 is as follows:

	Nine Months Ended
(in thousands)	October 1, 2011	October 2, 2010
Balance, beginning of period	$956	$1,165
Accruals for product warranties	168	136
Cost of warranty claims and adjustments	(322)	(258)

Balance, end of period	$802	$1,043

Goodwill

The carrying amount of goodwill and the changes in those balances are as follows (in thousands):

Balance, January 2, 2010	$0
Goodwill as a result of RetinaLabs acquisition	473

Balance, January 1, 2011	473
Goodwill as a result of Ocunetics, Inc. acquisition	60

Balance, October 1, 2011	$533

Goodwill is tested for impairment at least annually or whenever there is a change in circumstances that indicates the carrying value of these assets may be impaired. The determination of whether any potential impairment of goodwill exists is based upon a two-step impairment test performed in accordance with ASC 350, Intangibles-Goodwill and Other. The carrying value of goodwill was $533 thousand at October 1, 2011 and $473 thousand at January 1, 2011. There was no impairment of goodwill recognized during the nine months ended October 1, 2011 and October 2, 2010.

Intangible Assets

The purchase method of accounting for acquisitions requires estimates and assumptions to allocate the purchase price to the fair value of net tangible and intangible assets acquired. The amounts allocated to, and the useful lives estimated for, intangible assets, affect future amortization. There are a number of generally accepted valuation methods used to estimate fair value of intangible assets, and we primarily use a discounted cash flow method, which requires management judgment to forecast the future operating results and to estimate the discount factors used in the analysis. An asset is considered impaired if its carrying amount exceeds the value of future net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. The Company did not record any impairment for the three and nine months ended October 1, 2011 and October 2, 2010.

Future changes in events or circumstances, such as an inability to achieve the cash flows determined above, may indicate that the recorded value of the intangible assets will not be recovered through future cash flows and the Company may be required to record an impairment charge for the intangible assets or modify the period of expected lives for the intangible assets.

Intangible assets consist of the following (in thousands):

	October 1, 2011			January 1, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Life
Services - Contractual Customer Relationships	$2,132	$(1,278)	$854	$2,132	$(1,156)	$976	8 years
Patents - RetinaLabs	600	(18)	582	600	(7)	593	Varies
Patents - Ocunetics	120	0	120	0	0	0	Varies
Customer Relations	240	(24)	216	240	(12)	228	15 years

	$3,092	$(1,320)	$1,772	$2,972	$(1,175)	$1,797

Amortization expense totaled $145 thousand and $147 thousand for the nine months ended October 1, 2011 and October 2, 2010, respectively.

Future estimated amortization expense (in thousands):
2011 (three months)	$232
2012	$270
2013	$289
2014	$335
2015	$335
Thereafter	$311

Total	$1,772

Stock Repurchases

In March 2011, the Company purchased the remaining 75,698 shares of our common stock held by American Medical Systems Holdings, Inc (AMS) that were issued to AMS as part of a 2007 purchase transaction at $4.00 per share. In May 2011, the Company approved a stock repurchase program authorizing the Company to purchase in open market or privately negotiated transactions, up to $2.0 million worth of our common stock, from time to time during the next 12 months. For the three and nine months ended October 1, 2011, the Company has purchased 32,778 and 133,876 shares at an average price of $3.66 and $3.89 per share, respectively. There were no shares repurchased for the three and nine month periods ending October 2, 2010. As of October 1, 2011, the Company still has the authorization to purchase up to $1.8 million in common shares under the stock repurchase program. See Item 2, Unregistered Sales of Equity Securities and Use of Proceeds in Part II, Other Information, for additional information.

3.	Business Combinations

Ocunetics, Inc:

On September 15, 2011, the Company acquired certain assets of Ocunetics, Inc. The purchase price for the acquired assets consisted of $75 thousand in cash consideration and an earn-out provision fair valued at $105 thousand. The earn-out is tied to future revenues and could result in additional cash and share consideration being paid to Ocunetics, Inc. based on the future performance of the acquired products and intellectual property.

In accordance with ASC 805, Business Combinations, the acquisition has been accounted for as a business combination. Under the purchase method of accounting, the assets acquired from Ocunetics, Inc. at the date of acquisition are recorded in the consolidated financial statements at their respective fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill in the amount of $60 thousand. This goodwill is expected to be non-deductible for tax purposes. The purchase price includes the fair value of the cash earn-out which is recorded as a long-term liability. No value was attributed to the contingent equity-based consideration because management does not believe certain targets will be achieved in the future. Costs incurred associated with the acquisition were immaterial. The financial results of Ocunetics, Inc. prior to the acquisition were immaterial for purposes of pro forma financial disclosures. As of the end of the reporting period, there has been no revenues or earnings generated by the acquiree since the acquisition date.

Identifiable intangible assets. Intangible assets included in the purchase price allocation consist of technology patents of $120 thousand, assigned an economic useful life whereby the economic value of the asset is its ability to provide the Company relief from royalty and is being amortized as a percentage of revenues generated per units sold.

Goodwill. Approximately $60 thousand has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. In accordance with ASC 350-20, goodwill, is not amortized but instead is tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, an accounting charge for the amount of impairment is incurred in the fiscal quarter in which the determination is made. The Company believes the goodwill realized was the result of a number of factors, including expected revenue growth opportunities for existing products and the opportunity to commercialize acquired intellectual property.

RetinaLabs:

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

In accordance with ASC 805, Business Combinations, the acquisition has been accounted for as a business combination. Under the purchase method of accounting, the assets acquired from RetinaLabs at the date of acquisition are recorded in the consolidated financial statements at their respective fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill in the amount of $473 thousand. This goodwill is expected to be non-deductible for tax purposes. The purchase price includes the fair value of the cash earn-out which is recorded as a long-term liability and the fair value of the contingent consideration for additional shares which is recorded in equity.

We incurred $76 thousand of direct costs associated with the acquisition that were expensed as a component of general and administrative expense in the second quarter of fiscal year 2010. The amounts of revenue and earnings of the acquiree since the acquisition date are included in the consolidated statement of operations for the reporting period and have been immaterial to the consolidated financial statements. The financial results of RetinaLabs prior to the acquisition are immaterial for purposes of pro forma financial disclosures.

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

Valuing certain components of the acquisition, including primarily identifiable intangible assets, goodwill, and the earn-out liability, required us to make estimates that may be adjusted in the future. As of October 1, 2011, the earn-out liability was remeasured and increased by $55 thousand as a result of the Company’s latest estimate of future performance. The additional expense was recorded as a charge to interest and other income (expense), net in the condensed consolidated statement of operations.

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

4.	Inventories, net

The components of the Company’s inventories as of October 1, 2011 and January 1, 2011 are as follows:

(in thousands)	October 1, 2011	January 1, 2011
Raw materials and work in process	$6,230	$5,222
Finished goods	3,946	3,990

Total inventories	$10,176	$9,212

5.	Fair Value Measurement

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, and accounts payable at October 1, 2011 and January 1, 2011, approximate fair value because of the short maturity of these instruments.

As of October 1, 2011 and January 1, 2011, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

	October 1, 2011				January 1, 2011
	Fair Value Measurements				Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$7,531	0	0	$7,531	$8,158	0	0	$8,158
Liabilities:
Earn-out-cash	$0	0	540	$540	$0	0	380	$380

The Company’s Level 1 financial assets are money market funds whose fair values are based on quoted market prices. The Company does not have any Level 2 financial assets or liabilities. The Company’s Level 3 financial liabilities are related to the fair value of the contingent consideration (the earn-out to be paid in cash) in connection with the RetinaLabs and Ocunetics, Inc. acquisitions. At October 1, 2011, observable market information was not available to determine the fair value of the Company’s earn-out. Therefore, the fair value is based on valuation models that relied on Level 3 inputs including those that are based on probability of outcomes, expected cash flow streams, market discount rates and overall capital market liquidity. The valuation of the earn-out liability related to the RetinaLabs and Ocunetics, Inc. acquisitions is subject to uncertainties that are difficult to predict.

The following table provides a reconciliation of the beginning and ending balances of the earn-out - cash (Level 3 liabilities) (in thousands):

	January 1, 2011	January 2, 2010
Balance at the beginning of the period	$380	$0
Addition of earn-out - cash related to RetinaLabs acquisition	0	380
Addition of earn-out - cash related to Ocunetics, Inc. acquisition	105	0
Change in fair value of earn-out liability -RetinaLabs	55	0

Balance at the end of the period	$540	$380

6.	Bank Borrowings

The Company has a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“Lender”) providing for a $5.0 million secured revolving loan facility, with availability in certain circumstances, subject to an accounts receivable borrowing base formula. As of October 1, 2011, no loans have been requested or made under the Loan Agreement.

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

The Loan Agreement contains covenants that include, among others, covenants that limit the Company’s and its subsidiaries’ ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on the Company’s capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. The Loan Agreement also contains a financial covenant requiring the Company to maintain a certain adjusted quick ratio. As of October 1, 2011, the Company was in compliance with all the loan covenants.

7.	Stock Based Compensation

2008 Equity Incentive Plan

For the nine months ended October 1, 2011, the only active share-based compensation plan was the 2008 Equity Incentive Plan (the “Incentive Plan”). The terms of awards granted during the nine months ended October 1, 2011 were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 1, 2011.

Summary of Stock Options

The following table summarizes information regarding activity in our stock option plan during the nine months ended October 1, 2011 and October 2, 2010:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding at January 1, 2011	1,618,066	$3.65
Granted	125,300	$3.79
Exercised	(99,291)	$3.24
Canceled or forfeited	(68,461)	$4.88

Outstanding at October 1, 2011	1,575,614	$3.63	$1,213

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding at January 2, 2010	1,583,508	$3.91
Granted	193,300	$3.99
Exercised	(22,235)	$2.82
Canceled or forfeited	(102,837)	$7.64

Outstanding at October 2, 2010	1,651,736	$3.69	$1,118

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of September 30, 2011, that would have been received by option holders had all option holders exercised their stock options as of that date.

For the three month period ended October 1, 2011, there were 85,000 shares in stock options granted under the Company’s stock plans. For the three month period ended October 2, 2010, there were no stock options granted.

The weighted-average grant date fair value of the options granted under the Company’s stock plans as calculated using Black-Scholes was $2.57 for the three months ended October 1, 2011. The weighted-average grant date fair value of the options granted under the Company’s stock plans as calculated using Black-Scholes was $2.60 and $2.71 per share for the nine months ended October 1, 2011 and October 2, 2010, respectively.

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Average risk free interest rate	0.94%	1.89%	1.23%	2.03%
Expected life (in years)	4.69	4.75	4.71	4.75
Dividend yield	0.0%	0.0%	0.0%	0.0%
Average volatility	91%	88%	91%	88%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility is based on analysis of the Company’s stock price history over a period commensurate with the expected term of the options, trading volume of the Company’s stock, look-back volatilities and Company specific events that affected volatility in a prior period. The Company had elected to use the simplified method for estimating the expected term prior to July 3, 2011. Effective July 3, 2011, the expected term of employee stock options represents the weighted average period the stock options are expected to remain outstanding and is based on the history of exercises and cancellations on all past option grants made by the Company, the contractual term, the vesting period and the expected remaining term of the outstanding options. The risk-free interest rate is based on the U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. No dividend yield is included as the Company has not issued any dividends and does not anticipate issuing any dividends in the future.

The following table shows stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and nine month periods ended October 1, 2011 and October 2, 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Cost of revenues	$29	$27	$84	$89
Research and development	16	23	52	71
Sales and marketing	28	33	89	96
General and administrative	50	62	149	159

	$123	$145	$374	$415

Approximately $10 thousand and $9 thousand of the stock based compensation expense recognized was capitalized into inventory as a component of overhead at October 1, 2011 and October 2, 2010, respectively.

Information regarding stock options outstanding, exercisable and expected to vest at October 1, 2011 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
As of October 1, 2011
Options outstanding	1,575,614	$3.63	3.75	$1,213
Options vested and expected to vest	1,489,523	$3.67	3.67	$1,134
Options exercisable	1,221,100	$3.79	3.28	$937

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the Nasdaq Global Market on the last trading day of the quarter, September 30, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on October 1, 2011. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the three months periods ended October 1, 2011 and October 2, 2010 were approximately $15 thousand and $0 thousand, respectively. The total intrinsic value of options exercised for the nine months periods ended October 1, 2011 and October 2, 2010 were approximately $84 thousand and $28 thousand, respectively.

As of October 1, 2011, there was $653 thousand of total unrecognized compensation cost, net of forfeitures, related to non-vested share-based compensation arrangements under the Incentive Plan. The cost is expected to be recognized over a weighted average period of 2.37 years.

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

Information regarding the restricted stock units outstanding, vested and expected to vest as of October 1, 2011 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
As of October 1, 2011
Restricted stock units outstanding	15,189	0.75	$56
Restricted stock units vested and expected to vest	13,720	0.75	$51

The intrinsic value of the restricted stock units is calculated based on the closing price of IRIDEX shares as quoted on the Nasdaq Global Market on the last trading day of the quarter, September 30, 2011 of $3.70.

For the three months ended October 1, 2011, there were no restricted stock units granted. For the nine months ended October 1, 2011, the Company granted 15,189 shares of restricted units to the Board of Directors with a weighted average grant date fair value of approximately $56,000 or $3.70 per share. There were no restricted stock units or awards granted in 2010. There was no restricted stock units vested, released and or forfeited during the three and nine month periods ended October 1, 2011.

Information regarding the restricted stock awards activity during the nine months ended October 1, 2011 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	0	0
Restricted stock awards granted	10,126	$3.70
Outstanding at October 1, 2011	10,126	$3.70

8.	Income Taxes

Provision for Income Tax

Under Accounting ASC topic 270-740, Interim Reporting-Income Taxes, we are required to make our best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. The Company recorded a provision for income tax of $307 thousand and $165 thousand for the nine months ended October 1, 2011 and October 2, 2010, respectively. The Company’s estimated annual effective tax rate was 14.85% and 10.15%, for the nine months ended October 1, 2011 and October 2, 2010, respectively. The increase in our annual effective tax rate was associated primarily with the federal income tax which resulted from the limitation of utilizing federal research & development credit and the state taxes due to the decrease in available state net operating losses to offset the Company’s taxable income.

Deferred Income Taxes

The Company accounts for income taxes in accordance with ASC topic 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. As of January 1, 2011, the Company had deferred tax assets of approximately $12.1 million which is fully offset by a valuation allowance. When realized, the asset will be reflected on the Company’s balance sheet and the reversal of the corresponding valuation allowance will result in a tax benefit being recorded in the statement of operations in the respective period.

Uncertain Tax Positions

The Company accounts for its uncertain tax positions in accordance with ASC 740. If the balance of $865 thousand of unrecognized tax benefits at January 1, 2011 were recognized; $55 thousand of the recognition would affect the income tax rate. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business.

The Company has recorded an uncertain tax position of $157 thousand related to the 2010 tax return during the current quarter. The Company is not aware of any other uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate during the fiscal year.

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

A reconciliation of the numerator and denominator of basic and diluted net income per common share is provided as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Numerator:
Net income	$349	$910	$1,824	$2,209
Denominator:
Basic weighted average shares outstanding	8,965	8,974	8,963	8,930
Effect of dilutive preferred shares	1,000	1,000	1,000	1,000
Effect of dilutive stock options and awards	276	162	258	170
Effect of dilutive contingent shares	12	12	12	12

Diluted weighted average shares outstanding	10,253	10,148	10,233	10,112

Basic net income per common share	$0.04	$0.10	$0.20	$0.25

Diluted net income per common share	$0.03	$0.09	$0.18	$0.22

        The Company excludes options from the computation of diluted weighted average shares outstanding if the exercise price of the options is greater than the average market price of the shares because the inclusion of these options would be anti-dilutive to earnings per share. Accordingly, for the three months ended October 1, 2011 and October 2, 2010, respectively, stock options to purchase 639,246 and 1,004,511 shares were excluded from the computation of diluted weighted average shares outstanding. For the nine months ended October 1, 2011 and October 2, 2010, respectively, stock options to purchase 661,491 and 852,290 shares were excluded from the computation of diluted weighted average shares outstanding.

10.	Business Segments

The Company operates in two reportable segments: the ophthalmology segment and the aesthetics segment. In each segment the Company develops, manufactures, and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables and service and support activities.

Information on reportable segments for the three and nine month periods ended October 1, 2011 and October 2, 2010 is as follows:

	Three Months Ended October 1, 2011			Three Months Ended October 2, 2010
(in thousands)	Ophthalmology	Aesthetics	Total	Ophthalmology	Aesthetics	Total
Revenues	$8,258	$2,535	$10,793	$7,999	$2,819	$10,818
Direct cost of revenues	2,626	781	3,407	2,189	825	3,014

Direct gross profit	$5,632	$1,754	7,386	$5,810	$1,994	7,804
Total unallocated indirect costs			(7,001)			(6,856)

Pre-tax income			$385			$948

	Nine Months Ended October 1, 2011			Nine Months Ended October 2, 2010
(in thousands)	Ophthalmology	Aesthetics	Total	Ophthalmology	Aesthetics	Total
Revenues	$24,539	$8,264	$32,803	$23,271	$8,195	$31,466
Direct cost of revenues	7,453	2,611	10,064	6,562	2,438	9,000

Direct gross profit	$17,086	$5,653	22,739	$16,709	$5,757	22,466
Total unallocated indirect costs			(20,608)			(20,092)

Pre-tax income			$2,131			$2,374

Direct cost of revenues includes standard product cost (direct material, labor and fringe) and any warranty and unit royalty due. Indirect costs of manufacturing, research and development, sales and marketing, and general and administrative costs are not allocated to the segments.

Our revenues by reportable segment by geographic region, based on the location at which each sale originates, is summarized as follows:

	Three Months Ended October 1, 2011			Three Months Ended October 2, 2010
(in thousands)	Ophthalmology	Aesthetics	Total	Ophthalmology	Aesthetics	Total
Domestic	$4,403	$1,435	$5,838	$4,949	$1,584	$6,533
International	3,855	1,100	4,955	3,050	1,235	4,285

Total revenues	$8,258	$2,535	$10,793	$7,999	$2,819	$10,818

	Nine Months Ended October 1, 2011			Nine Months Ended October 2, 2010
(in thousands)	Ophthalmology	Aesthetics	Total	Ophthalmology	Aesthetics	Total
Domestic	$13,368	$4,426	$17,794	$13,029	$4,866	$17,895
International	11,171	3,838	15,009	10,242	3,329	13,571

Total revenues	$24,539	$8,264	$32,803	$23,271	$8,195	$31,466

No one customer accounted for more than 10% of total revenue for the three months ended October 1, 2011 and October 2, 2010, respectively.

The Company’s assets and liabilities are not evaluated on a segment basis. Accordingly, no disclosure of segment assets and liabilities is provided.

11.	Subsequent Event

On October 8, 2011, the Company had made no claims relating to the escrow in connection with the Company’s acquisition of substantially all of the assets of RetinaLabs and released to RetinaLabs all funds and shares held in escrow. The Company has evaluated subsequent events and has concluded that no subsequent events other than the one mentioned above have occurred since the quarter ended October 1, 2011 that required additional disclosure in the consolidated financial statements.

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

Our ophthalmology revenues arise primarily from the sale of our IQ and OcuLight laser systems, consumables and revenues from service and support activities. Our current family of IQ products includes IQ 532, IQ 577 and IQ 810 laser photocoagulation systems and our family of OcuLight products includes OcuLight TX, OcuLight Symphony (Laser Delivery System), OcuLight SL, OcuLight SLx, OcuLight GL and OcuLight GLx laser photocoagulation systems. We also produce a family of vitreoretinal instrumentation which includes MoistAir, GreenTip and Endoview.

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

Results of Operations

The following table sets forth certain operating data as a percentage of revenues for the periods included.

	Three Months Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Revenues:
Product revenues	81.9%	80.8%	81.7%	79.7%
Service revenues	18.1%	19.2%	18.3%	20.3%

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	54.6%	51.5%	54.2%	52.3%

Gross margin	45.4%	48.5%	45.8%	47.7%
Operating expenses:
Research and development	8.3%	8.5%	8.4%	9.2%
Sales and marketing	20.6%	21.4%	21.5%	22.2%
General and administrative	11.7%	10.4%	11.1%	11.1%

Total operating expenses	40.6%	40.3%	41.0%	42.5%

Income from operations	4.8%	8.2%	4.8%	5.2%
Legal settlement	0.0%	0.0%	2.4%	2.5%
Interest and other income (expense), net	(1.3)%	0.6%	(0.7)%	(0.2)%

Income before provision for income tax	3.5%	8.8%	6.5%	7.5%
Provision for income taxes	0.3%	0.4%	0.9%	0.5%

Net income	3.2%	8.4%	5.6%	7.0%

Revenues.

(in millions)	Three Months Ended October 1, 2011	Three Months Ended October 2, 2010	Change in $	Change in %
Ophthalmology systems - domestic	$1.6	$2.0	$(0.4)	(20.0)%
Ophthalmology systems - international	2.6	1.7	0.9	52.9%
Ophthalmology recurring revenues	4.0	4.2	(0.2)	(4.8)%
Ophthalmology OEM	0.1	0.1	0.0	0.0%

Total Ophthalmology revenues	$8.3	$8.0	$0.3	3.8%
Aesthetics systems - domestic	$0.5	$0.6	$(0.1)	(16.7)%
Aesthetics systems - international	0.7	0.9	(0.2)	(22.2)%
Service revenues	1.3	1.3	0.0	0.0%

Total Aesthetics revenues	$2.5	$2.8	$(0.3)	(10.7)%
Total revenues	$10.8	$10.8	$0.0	0.0%

(in millions)	Nine Months Ended October 1, 2011	Nine Months Ended October 2, 2010	Change in $	Change in %
Ophthalmology systems - domestic	$4.9	$4.2	$0.7	16.7%
Ophthalmology systems - international	7.2	6.3	0.9	14.3%
Ophthalmology recurring revenues	12.0	12.2	(0.2)	(1.6)%
Ophthalmology OEM	0.4	0.6	(0.2)	(33.3)%

Total Ophthalmology revenues	$24.5	$23.3	$1.2	5.2%
Aesthetics systems - domestic	$1.6	$1.8	$(0.2)	(11.1)%
Aesthetics systems - international	2.9	2.3	0.6	26.1%
Service revenues	3.8	4.1	(0.3)	(7.3)%

Total Aesthetics revenues	$8.3	$8.2	$0.1	1.2%
Total revenues	$32.8	$31.5	$1.3	4.1%

For the three months ended October 1, 2011, total revenue was $10.8 million, unchanged from the same three month period in 2010. For the nine months ended October 1, 2011, total revenue was $32.8 million compared to $31.5 million for the same nine month period in 2010.

For the comparable three month period:

Our Ophthalmology revenues increased 3.8%, due mainly from an increase in our system sales. Our newer systems, the IQ577 and the IQ532, have been performing well. The increase was due mainly to an increase in international system sales, partially offset by a decrease in domestic system sales and to a lesser extent, a decrease in Ophthalmology recurring revenues. Our Aesthetics revenues decreased 10.7%. The aesthetics market as a whole remains challenging. Aesthetics systems revenues can fluctuate period to period due to the timing of individual deals because of the relatively high price and low volume of systems being sold. This effect is magnified for international sales where distributors often place multiple system orders at one time.

For the comparable nine month period:

Our Ophthalmology revenues increased 5.2%, due mainly from an increase in our system sales, partially offset by a decrease in Ophthalmology recurring revenues and a decrease in OEM line, as this product reaches its end of life. Our Aesthetics revenues remained fairly constant, increasing 1.2%.

Gross Profit and Gross Margin.

For the comparable three month period:

Gross profit for the three months ended October 1, 2011 was $4.9 million compared with $5.2 million for the same three month period in 2010, a decrease of 5.8% or $0.3 million. Gross margins decreased to 45.4% of revenues from 48.5% of revenues. The decrease was primarily due to product mix with a higher proportion of our aggregate revenues being generated by systems sales; ophthalmology and aesthetics system sales generate a lower margin than ophthalmology recurring revenues, and within system sales a heavier weighting towards international ophthalmology system sales which occur through our distribution channel where we receive a lower margin compared to domestic ophthalmology system sales which occur through our direct channel that resulted in a decrease of 3.7% in direct margins. The decrease was partially offset by a 0.6% improvement in manufacturing and service costs.

For the comparable nine month period:

         Gross profit for the nine months ended October 1, 2011 was $15.0 million, unchanged from the same nine month period a year earlier. Gross margins decreased to 45.8% of revenues from 47.7% of revenues. The decrease was primarily due to product mix with a higher proportion of our aggregate revenues being generated by systems sales; ophthalmology and aesthetics system sales generate a lower margin than our ophthalmology recurring revenues, which resulted in a decrease of 2.1% in direct margins. The decrease was partially offset by a 0.2% improvement in manufacturing and service costs.

Gross margins as a percentage of revenues will continue to fluctuate due to changes in the relative proportions of domestic and international sales, the product mix of sales, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and a variety of other factors. See Item 1A. “Risk Factors-Factors That May Affect Future Results-“Our Operating Results May Fluctuate from Quarter to Quarter and Year to Year.”

Research and Development.

Research and development (“R&D”) expenses remained unchanged at $0.9 million for the three months ended October 1, 2011 compared to the same three month period in 2010 and decreased 3.4% to $2.8 million from $2.9 million for the nine months ended October 1, 2011 compared to the same nine month period in 2010. The decrease is primarily attributable to headcount turnover and related costs. We anticipate an increase in our R&D spending as we add replacement headcount and also to support an increased rate of new product introductions.

Sales and Marketing.

Sales and marketing expenses decreased by 4.3% to $2.2 million from $2.3 million for the three months ended October 1, 2011 compared to the same three month period in 2010. The decrease is primarily attributable to the timing of marketing and advertising promotions. Sales and marketing expenses increased by 1.4% to $7.1 million from $7.0 million for the nine months ended October 1, 2011 compared to the same nine month period in 2010. The increases were attributable to an increase in headcount and related cost and to an increase in associated selling and marketing expenses due to and in support of the increase in sales. We anticipate an increase in our sales and marketing spending with the objective of driving increased sales.

General and Administrative.

General and administrative expenses increased by $0.2 million or 18.2%, to $1.3 million from $1.1 million for the three months ended October 1, 2011 compared to the same three month period in 2010. General and administrative expenses increased by $0.1 million or 2.9%, to $3.6 million from $3.5 million for the nine months ended October 1, 2011 compared to the same nine month period in 2010. The increases are attributable to increases in legal and public company expenses.

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

Interest and Other Income (Expense), Net.

For the three month period ended October 1, 2011, interest and other income (expense), net consisted primarily of foreign currency exchange losses and additional expense recorded for the fair value remeasurement of the RetinaLabs earn-out liability. For the same period a year earlier, interest and other income (expense), net consisted primarily of foreign currency exchange gains. For the nine months ended October 1, 2011, interest and other income (expense), net consisted primarily of the recognition of accumulated foreign currency translation loss related to the closure of the UK subsidiary and additional expense recorded for the fair value remeasurement previously mentioned. For the same period a year earlier, interest and other expense consisted primarily of interest expense due to the bank borrowings in 2010.

Income Taxes.

Significant components affecting the effective tax rate include pre-tax income, changes in valuation allowance, federal and state R&D tax credits, the state composite tax rate and recognition of certain deferred tax assets subject to valuation allowance. For the nine month periods ended October 1, 2011 and October 2, 2010, the Company recorded an income tax provision of $0.3 million and $0.2 million, respectively. As of January 1, 2011, the Company had a deferred tax asset of approximately $12.1 million which is fully offset by a valuation allowance. When realized, the asset will be reflected on the Company’s balance sheet and the reversal of the corresponding valuation allowance will result in a tax benefit being recorded in the income statement in the respective period. In subsequent periods the effective tax rate recorded in the income statement will reflect a more normal rate, currently estimated to be between 30% to 40%.

Liquidity and Capital Resources.

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of October 1, 2011, we had cash and cash equivalents of $9.5 million and working capital of $19.5 million compared to cash and cash equivalents of $9.0 million and working capital of $17.2 million as of January 1, 2011. For the nine months ended October 1, 2011, we had a net increase in cash and cash equivalents of $0.5 million. The net cash provided by operations of $0.9 million for the nine months ended October 1, 2011 resulted primarily from the net income of $1.8 million, an adjustment for non-cash stock-based compensation and depreciation expense of $0.4 million and $0.3 million, respectively, partially offset by an increase in inventories by $1.0 million, a decrease in accrued compensation by $0.8 million and a decrease in accounts receivable of $0.2 million. The net cash used in investing activities of $0.2 million for the nine months ended October 1, 2011 related to $0.1 million purchase of property and equipment and $0.1 million paid for the purchase of Ocunetics, Inc. The net cash used in financing activities of $0.2 million for the nine months ended October 1, 2011 related primarily to $0.5 million and repurchase of our common stock held by American Medical Systems Holdings, Inc. and under the stock repurchase program, partially offset by $0.3 million proceeds from exercise of stock options. See Item 2, Unregistered Sales of Equity Securities and Use of Proceeds in Part II, Other Information, for additional information.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 1, 2011. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our Stock Price Has Been and May Continue to be Volatile and an Investment in Our Common Stock Could Suffer a Decline in Value.

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance. In the three month period ended October 1, 2011, the trading price of our common stock fluctuated from a low of $3.48 per share to a high of $4.10 per share. There can be no assurance that our common stock trading price will not suffer declines.

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

In both markets, some companies also have greater name recognition than we do and benefit from long-standing customer relationships. In addition, some medical companies, academic and research institutions, or others, may develop new technologies or therapies that are more effective in treating conditions targeted by us or are less expensive than our current or future products. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

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

We Depend on International Sales for a Significant Portion of Our Operating Results.

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the nine months ended October 1, 2011, our international sales were $15.0 million or 45.8% of total sales. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. None of our international revenues and costs has been denominated in foreign currencies, other than sales made by our French subsidiary. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. The factors stated above could have a material adverse effect on our business, financial condition or results of operations. Our international operations and sales are subject to a number of other risks and potential costs, including:

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

Since 1989, we have completed 6 acquisitions. As part of our growth strategy we are seeking to acquire additional businesses or product lines for various reasons, including adding new products, adding new customers, increasing penetration with existing customers, adding new manufacturing capabilities or expanding into new geographic markets. Our ability to successfully grow through additional acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financings. These additional efforts could divert the attention of our management and key personnel from our business operations. If we complete additional acquisitions, we may also experience:

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

Our Future Levels of Indebtedness May Limit Our Ability to Operate Our Business, Finance Acquisitions and Pursue Business Strategies.

As of October 1, 2011, our cash balance was $9.5 million and we had no debt outstanding. If we are unable to maintain positive cash flows we may need to incur debt to sustain our operations. In addition it is our goal to seek growth through investments in internal programs and acquisitions both of which may result in us incurring debt. Increased levels of debt and obligations may, among other things:

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

We Rely on Patents and Proprietary Rights to Protect our Intellectual Property and Business.

Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued twenty six United States patents and thirteen foreign patents on the technologies related to our products and processes. We have approximately five pending patent applications in the United States and six foreign pending patent applications that have been filed. Our patent applications may not be approved. Along with the acquisition of the AMS/Laserscope aesthetic products, we acquired a royalty-free license to eleven of the AMS/Laserscope patents. In addition, we acquired a license to a Palomar patent under which royalties are paid to Palomar based upon a percentage of sales of certain products acquired from AMS/Laserscope. The acquisition of the RetinaLabs assets included five additional patents. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.

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

* We Depend on Collaborative Relationships to Develop, Introduce and Market New Products, Product Enhancements and New Applications.

We depend on both clinical and commercial collaborative relationships. We have entered into collaborative relationships with academic medical centers and physicians in connection with the research and innovation and clinical testing of our products. The failure to obtain any additional future clinical collaborations and the resulting failure or success of such arrangements of any current or future clinical collaboration relationships could have a material adverse effect on our ability to introduce new products or applications and therefore could have a material adverse effect on our business, results of operations and financial condition.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
July 3, 2011- August 6, 2011	0	$0.00
August 7, 2011 - September 3, 2011	(32,778)	$(3.66)
September 4, 2011 - October 1, 2011	0	$0.00

Total	(32,778)	$(3.66)

(1)	Reflects the repurchase of shares of our common stock in the open market in accordance with the stock repurchase program approved by the Board of Directors of the Company on May 5, 2011. Each repurchase was financed by available cash balances and cash from operations.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Exhibit Title

10.1	Employment Agreement by and between the Registrant and Dominik Beck, dated as of August 16, 2011. (1)

10.2	Executive Transition Agreement by and between the Registrant and Theodore A. Boutacoff, dated October 10, 2011. (1)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS †	XBRL Instance Document

101.SCH †	XBRL Taxonomy Extension Schema

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase

101.LAB †	XBRL Taxonomy Extension Label Linkbase

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase

†	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on October 12, 2011.

Trademark Acknowledgments

IRIDEX, the IRIDEX logo, IRIS Medical, OcuLight, SmartKey, EndoProbe, Apex, Aura, Lyra, Gemini, Venus, Coolspot and Dermastat are our registered trademarks. G-Probe, DioPexy, DioVet, TruFocus, TrueCW, DioLite, IQ 810, IQ 577, MicroPulse, OtoProbe, ScanLite, Symphony, VariLite, EasyFit, Endoview, MoistAir and GreenTip product names are our trademarks. All other trademarks or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRIDEX Corporation (Registrant)

Date: November 3, 2011	By:	/s/ DR. DOMINIK BECK
		Name:	Dr. Dominik Beck
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Exhibit Index

Exhibit No.	Exhibit Title

10.1	Employment Agreement by and between the Registrant and Dominik Beck, dated as of August 16, 2011. (1)

10.2	Executive Transition Agreement by and between the Registrant and Theodore A. Boutacoff, dated October 10, 2011. (1)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS †	XBRL Instance Document

101.SCH †	XBRL Taxonomy Extension Schema

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase

101.LAB †	XBRL Taxonomy Extension Label Linkbase

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase

†	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on October 12, 2011.