Form 10-K
period 2011-12-31
IRIDEX CORP
filed 2012-03-30
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2011

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

Large accelerated filer  ☐             Accelerated filer  ☐             Non-accelerated filer  ☐             Smaller reporting company  ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting common equity held by non-affiliates of the Registrant was approximately $18,290,400 as of June 30, 2011 the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price reported for such date on the NASDAQ Global Market. The registrant did not have any non-voting common equity outstanding. For purposes of this disclosure, shares of common stock held by each executive officer and director and by each holder of 5% or more of the outstanding shares of common stock have been excluded from this calculation, because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 21, 2012, Registrant had 8,942,483 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the Proxy Statement for the Registrant’s 2012 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to levels of future sales and operating results; gross margins; leveraging our core business and increasing recurring revenues; broadening our product lines through product innovation and new treatments; general economic conditions; levels of international sales; market acceptance of our products; expectations for and sources of future revenues;our marketing programs and trends in healthcare; our ability to take advantage of economies-of-scale in product development and manufacturing; our current and future liquidity and capital requirements; efforts to decrease costs and manage cash flows; levels of future investment in research and development efforts; our ability to develop and introduce new products through strategic alliances, OEM relationships and acquisitions; the availability of components from third-party manufacturers; results of clinical studies and the status of our regulatory clearance; the impact of regulatory actions and determinations; and risks associated with bringing new products to market. In some cases, forward-looking statements can be identified by terminology, such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. The reader is strongly urged to read the information contained under the captions “Item 1A. Risk Factors - Factors That May Affect Future Results” in this Annual Report on Form 10-K for a more detailed description of these significant risks and uncertainties. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-K. We undertake no obligation to update such forward-looking statements to reflect events or circumstances occurring after the date of this report.

Item 1.	Business

General

IRIDEX Corporation is a leading worldwide provider of therapeutic based laser systems, delivery devices and consumable instrumentation used to treat sight-threatening eye diseases in ophthalmology. On December 30, 2011 we entered into an agreement to sell our aesthetics business to Cutera, Inc. In accordance with US GAAP, we have recast our financial information disclosed within this Form 10-K to show the results from our ophthalmology business as continuing operations and the results from our aesthetics business as discontinued operations. We announced the closing of the transaction on February 3, 2012. Our ophthalmology products are sold in the United States predominantly through a direct sales force and internationally through approximately 70 independent distributors in over 100 countries. Revenues from continuing operations in 2011, 2010 and 2009 were $33.2 million, $32.3 million and $31.0 million, respectively and we generated net income from continuing operations of $2.1 million, $1.7 million and $1.5 million respectively. Total net income including income from discontinued operations for 2011, 2010 and 2009 was $2.6 million, $3.0 million and $2.6 million, respectively.

Our ophthalmology products consist of laser systems, delivery devices and consumable instrumentation including laser probes, and are used in the treatment of serious eye diseases, including the three leading causes of irreversible blindness: diabetic retinopathy, glaucoma and age-related macular degeneration (“AMD”). In addition, our ophthalmology products are often used in vitrectomy procedures (used to treat proliferative diabetic retinopathy, macular holes, retinal tears and detachments) which are generally performed in the operating room and require a consumable single use intraocular laser probe (“EndoProbe”) to deliver light to the back of the eye together with other instrumentation. Therefore our ophthalmology business includes (i) a recurring revenue component, consisting of sales of consumable, predominantly single use laser probe devices and other instrumentation, combined with the repair, servicing and extended service contract protection for our laser systems and (ii) a capital component, which consists of the laser systems combined with durable delivery devices.

Our laser systems consist of our IQ products which include IQ 532, IQ 577 and IQ 810 laser photocoagulation systems; and our OcuLight products including OcuLight TX, OcuLight Symphony (Laser Delivery System), OcuLight SL, OcuLight SLx, OcuLight GL and OcuLight GLx laser photocoagulation systems.

Ophthalmologists typically use our laser systems in hospital operating rooms (“OR”) and ambulatory surgical centers (“ASC”), as well as their offices and clinics. In the OR and ASC, ophthalmologists use our laser systems with either an indirect laser ophthalmoscope or a consumable, single use EndoProbe. Since our first shipment in 1990, more than 10,000 medical laser systems manufactured by IRIDEX have been sold worldwide.

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

Market

Ophthalmology is a large and growing global market. Growth is driven by the aging world population and the onset of diabetes, which is occurring at an epidemic rate, the introduction of new treatment approaches, and the realities of constrained health care system spending.

Diabetic retinopathy is a common complication of diabetes which impairs vision over time and if left untreated can lead to blindness. According to the World Health Organization – Vision 2020 The Right to Sight 2007 report (WHO) – at least 171 million people worldwide have diabetes, and this figure is likely to more than double by the year 2030. According to the WHO, after 20 years duration, more than 75% of patients will have some form of diabetic retinopathy. Laser photocoagulation is currently the standard treatment for this disease, although there has been increased use of pharmaceuticals in recent years – see Item 1 Business: Ophthalmology Treatments, for use of our products in treating diabetic retinopathy. A single treatment of continuous wavelength laser photocoagulation has been shown to stabilize the patient’s vision over the long term. Continuous wavelength laser photocoagulation treatments typically take a few months to be fully effective and have been demonstrated to last for many years. This treatment presents a very cost efficient model, but the patient risks the possibility of losing visual function to varying degrees. Pharmaceuticals can result in stabilization of vision in the near term, as treatments typically take a few days to be fully effective and have been demonstrated to last for weeks. However pharmaceuticals require repeated injections in the eye, which are painful to the patient, increases the chances of adverse side effects, are costly, and the long term viability of pharmaceuticals is unproven. The short comings in treating this disease have lead to a renewed interest in investigating alternative approaches that might result in better patient outcomes.

Age-related macular degeneration (AMD) is a disease that affects the aged. WHO indicates that in 2006 3 million persons had lost their site to AMD and that the number affected is expected to double by the year 2020. Unfortunately, although pharmaceuticals are used to delay vision loss there is currently no cure for AMD. Similar to pharmaceuticals used for the treatment of diabetic retinopathy patients receiving pharmaceutical treatment for AMD are required to be injected in the eye every six to eight weeks. The injections are painful and the patients may experience side effects including increased risk of eye infections. Furthermore, a regimen of repeated injections is very costly to both the physician, in terms of time, and to the healthcare system, in terms of dollars spent on treatment. Continuous wavelength laser photocoagulation can also be used to treat AMD and, although the treatment can have a beneficial therapeutic impact, it is used less frequently because the disease often requires the laser to be applied to the area of the retina responsible for central vision and the likelihood of significant loss of visual function is too high – see Item 1 Business: Ophthalmology Treatments, for use of our products in treating AMD. The short comings in treating this disease has lead to a renewed interest in investigating alternative approaches that might allow treatment earlier which would result in better patient outcomes.

Glaucoma is a leading cause of blindness in the world. WHO estimates that about 60.5 million people have glaucoma in 2010 and given the aging of the world’s population, this number may increase to almost 80 million by 2020. Currently glaucoma is not curable, and vision loss resulting from glaucoma currently cannot be regained. Often glaucoma is chronic and must be monitored for the remainder of the patient’s life. Most cases of glaucoma can be controlled and vision loss slowed or halted by treatment. Pharmaceuticals are typically the first treatment method prescribed for glaucoma. These pharmaceutical treatments are commonly self-administered in drop form by the patients. Patients often have difficulties applying the pharmaceutical drops properly and fail to appropriately apply the medication in their eye or to apply the medication on time, which significantly reduces the effectiveness of the pharmaceutical. Even when administered correctly, pharmaceuticals have demonstrated that their efficacy is reduced over time. When pharmaceuticals lose their effectiveness, laser treatment is often performed, and ultimately surgery may be required – see Item 1 Business: Ophthalmology Treatments, for use of our products in treating Glaucoma. The short comings in treating this disease have lead to a renewed interest in surgical approaches that might result in better patient outcomes.

The IRIDEX Strategy

We are one of the worldwide leaders in developing, manufacturing, marketing, selling and servicing innovative medical laser systems and associated instrumentation for the treatment of serious eye diseases. Over the last three years we have executed a turnaround strategy and rebuilt the financial strength of the Company. At the end of 2011, the Company had $10.8 million in cash, no debt and had been profitable for the last three years. With the sale of our aesthetics business we can now focus exclusively on our ophthalmology business.

Our strategy is to leverage the existing brand and distribution channel of IRIDEX in the ophthalmology market to introduce a broad array of products that:

1.	Improve therapeutic outcomes for patients suffering from sight-threatening eye diseases.

2.	Improve the efficiency of physicians and reduce their costs.

3.	Provide economic benefits to healthcare systems.

To achieve these goals we are pursuing a number of organic initiatives which we anticipate will be supplemented from time to time by acquisitions. We anticipate that the successful execution of this strategy will lead to profitable growth and enhanced shareholder value.

See Item 1A. Risk Factors – Factors That May Affect Future Results – “Our Future Success Depends on Our Ability to Develop and Successfully Introduce New Products and New Applications.” and “Efforts to acquire additional companies or product lines may divert our managerial resources away from our business operations, and if we complete additional acquisitions, we may incur or assume additional liabilities or experience integration problems.”

Laser Photocoagulation

We produce laser photocoagulator systems. Laser photocoagulation is the standard-of-care for the treatment of many sight-threatening eye diseases; the majority of which are diseases of the retina and glaucoma. Photocoagulation delivers laser light to carefully targeted eye tissue and generates a local healing response. Laser photocoagulation has been demonstrated to be a safe and effective therapy with long-term benefits.

The traditional method of performing laser photocoagulation used a mode which delivers continuously-on laser light, which is referred to as continuous wave (CW) mode. Use of this mode typically leads to local tissue damage under the belief that tissue damage was necessary to generate the beneficial response associated with laser photocoagulation and can cause loss of visual function.

We have developed a new method of performing laser photocoagulation using a mode which chops the CW beam into short (microsecond long) laser pulses, which we call MicroPulse mode. Studies have demonstrated that MicroPulse therapy can generate the beneficial response associated with CW laser photocoagulation with no detectible tissue damage. We refer to this as tissue sparing laser photocoagulation which preserves visual function.

Ophthalmic Products

We utilize a systems approach to product design. Each system includes a console, which generates the laser energy, and a number of interchangeable peripheral delivery devices for use in specific clinical applications. This approach allows our customers to purchase a basic console system and add additional delivery devices as their needs expand or as new applications develop. We believe that this systems approach is our distinguishing characteristic and also brings economies-of-scale to our product development and manufacturing efforts because individual applications do not require the design and manufacture of complete stand-alone products. Our primary equipment products range in price from $2,000 to $50,000 and consist of laser consoles and specialized durable delivery devices. Our line of consumable products range in price from $20 to $210 and consist primarily of cannulas and laser probes.

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

Visible (Green) Photocoagulator Consoles. We have a family of solid state and semiconductor-based photocoagulator consoles used in ophthalmology delivering visible (Green – 532nm) laser light. In 2010 we introduced the IQ 532nm photocoagulator. This product utilizes the user interface and product platform based on the IQ 577 as more fully described above, as well as our OcuLight TX, OcuLight GL and OcuLight GLx Photocoagulators. The OcuLight TX/GL/GLx have dimensions of 6”H x 12”W x 12”D, draw a maximum of 300 Watts of wall power and requires no water cooling.

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

MicroPulse Enabled Consoles. MicroPulse mode is offered as an option on some of our infrared and visible laser photocoagulator systems.

Multi-wavelength Laser System Configurations. When used in conjunction with specific IRIDEX laser consoles, our Symphony slit lamp adapters can deliver multiple laser wavelengths from a single slit lamp installation. Our laser consoles, together with our Symphony slit lamp adapters, combine the clinical versatility and convenience of multiple wavelength delivery into one delivery device for retinal and glaucoma procedures. Currently, our compatible consoles are the OcuLight GLx and the OcuLight Tx green laser consoles and the OcuLight SLx and the IQ 810 infrared laser consoles and the IQ 577 yellow laser console.

Ophthalmic Delivery Devices and Other Products

Our versatile family of consoles and delivery devices has been designed to accommodate the addition of new capabilities with a minimal incremental investment. Typically users of our consoles can add capabilities by simply purchasing new interchangeable delivery devices and utilizing them with their existing console. We have developed both consumable and durable delivery devices and expect to continue to develop additional delivery devices.

TruFocus Laser Indirect Ophthalmoscope (LIO). The indirect ophthalmoscope is designed to be worn on the physician’s head and to be used in procedures to treat peripheral retinal disorders, particularly in infants or adults requiring treatment in the supine position. This product can be used in both diagnosis and treatment procedures at the point-of-care.

Slit Lamp Adapter (SLA). These adapters allow the physician to utilize a standard slit lamp in both diagnosis and treatment procedures. Physicians can install an SLA in a few minutes and convert standard diagnostic slit lamps into a therapeutic photocoagulator delivery system. SLAs are used in treatment procedures for both retinal diseases and glaucoma. These devices are available in a wide variety of spot diameters. Our standard SLAs have a single fiber and deliver laser light from a single laser console. Our Symphony SLA has multiple fibers and can deliver laser light from two compatible laser consoles.

Operating Microscope Adapter. These adapters allow the physician to utilize a standard operating microscope in both diagnosis and laser treatment procedures. These devices are similar to SLAs, except that they are oriented horizontally and therefore can be used to deliver retinal photocoagulation to a supine patient.

EndoProbe. Our EndoProbe fiber optic delivery devices are used for endophotocoagulation, a retinal treatment procedure performed in the hospital operating room or surgery center during a vitrectomy procedure. These sterile disposable probes are available in tapered, angled, stepped, aspirating, illuminating, and adjustable styles.

G-Probe. The G-Probe is used in procedures to treat medically and surgically uncontrolled glaucoma, in many instances replacing cyclocryotherapy, or freezing of eye tissues. The G-Probe’s non-invasive procedure takes approximately ten minutes, is performed on an anesthetized eye in the doctor’s office, and results in less pain and fewer adverse side effects than cyclocryotherapy. The G-Probe is a sterile consumable (more than one use) product.

DioPexy Probe. The DioPexy Probe is a hand-held instrument which is used in procedures to treat retinal tears, and breaks non-invasively through the sclera, as an alternative method of attaching the retina. Our DioPexy Probe results in increased precision, less pain and less inflammation than traditional cryotherapy.

GreenTip™ Soft Tip Cannula. The GreenTip cannula allows surgeons to effectively visualize and access the proximity of the retina while performing a fluid air exchange during a vitrectomy procedure. Benefits include: optimal contrast against the retina, maximized visualization and greater protection of the retina with its unique atraumatic silicone tip. The GreenTip cannula is a sterile disposable (single use) product.

MoistAir™ In-Line Air Humidifier. The MoistAir Humidifying Chamber connects to the air line and provides humidified air the eye during fluid air exchange. Studies have shown that the use of humidified air can substantially reduce the dehydrating effects, delay lens feathering, protect corneal endothelium, and may prevent visual field loss defects after macular hole surgery. The MoistAir Humidifying Chamber is a sterile disposable (single use) product.

Ophthalmology Treatments

The following chart lists the procedures for treating ophthalmic diseases that can be addressed by utilizing our ophthalmic laser systems. These procedures typically are performed in an OR, ASC or clinic and are non-elective and covered by insurance.

	Procedure	Console	Delivery Devices and Other Product	Mode
Age-related Macular	Retinal	Infrared & Visible	Slit Lamp Adapter	CW
Degeneration	Photocoagulation
Diabetic Retinopathy
Macular Edema	Grid Retinal	Infrared & Visible	Slit Lamp Adapter &	CW or MicroPulse
	Photocoagulation		Operating Microscope
Adapter,

	Focal Retinal	Visible	Slit Lamp Adapter
Photocoagulation

Proliferative	Pan-Retinal	Infrared & Visible	Slit Lamp Adapter,	CW or MicroPulse
	Photocoagulation		Operating
	Vitrectomy		Microscope Adapter,
	Procedure		Laser Indirect
Ophthalmoscope,
EndoProbe* GreenTip cannula*

Glaucoma
Primary Open-Angle	Trabeculoplasty	Infrared & Visible	Slit Lamp Adapter	CW or MicroPulse
Angle-closure	Iridotomy	Infrared & Visible	Slit Lamp Adapter	CW
Uncontrolled Glaucoma	Transscleral Cyclophotocoagulation	Infrared	G-Probe*	CW
Retinal Tears and Detachments	Retinopexy Retinal Photocoagulation Vitrectomy Procedure	Infrared & Visible	Slit Lamp Adapter, Laser Indirect Ophthalmoscope, Operating Microscope Adapter, EndoProbe* GreenTip cannula*, MoistAir Humidifying Chamber*	CW

	Transscleral Retinal Photocoagulation	Infrared	DioPexy Probe	CW
Retinopathy of Prematurity	Retinal Photocoagulation	Infrared	Laser Indirect Ophthalmoscope	CW
Ocular Tumors	Retinal Photocoagulation	Infrared	Slit Lamp Adapter, Operating Microscope Adapter, Laser Indirect Ophthalmoscope	CW
Macular Holes	Vitrectomy Procedure	Visible	EndoProbe*	CW

*	Consumable and disposable products

Research and Development

We have close working relationships with researchers, clinicians and practicing physicians around the world who provide new ideas, test the feasibility of these new ideas and assist us in validating new products and new applications before they are introduced.

Our research and development (“R&D”) activities are performed by a current team of 14 engineers, scientists and regulatory professionals with experience in various aspects of medical products, laser systems, delivery devices and clinical techniques with a focus on introducing innovative products which satisfy the unmet and emerging needs of our customers. The core competencies of the team include: mechanical engineering, electrical engineering, optics, lasers, fiber optics, software, firmware and delivery devices. The research and development process integrates all of the necessary disciplines of the Company from product inception through customer acceptance. This process facilitates reliable new product innovations and a consistent pipeline of innovative products for our customers.

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

We believe that it is important to make a substantial contribution to improving clinical outcomes. For instance, we have made substantial investments in researching and improving the treatment of serious eye diseases such as age-related macular degeneration, diabetic retinopathy and glaucoma. The objectives of developing new treatments and applications are to expand the potential patient population, to more effectively and more economically treat diseases, to treat patients earlier in the treatment regimen and to reduce the side effects of treatment.

We spent $3.9 million on research and development in our continuing operations in 2011, $3.8 million in 2010 and $3.3 million in 2009.

We consider clinical projects to be a component of our research and development efforts and they may or may not result in additional commercial opportunities. See Item 1A. Risk Factors - Factors That May Affect Future Results - “While We Devote Significant Resources to Research and Development, Our Research and Development May Not Lead to New Products that Achieve Commercial Success” and “The Clinical Trial Process Required to Obtain Regulatory Approvals is Costly and Uncertain, and Could Result in Delays in New Product Introductions or Even an Inability to Release a Product”.

Customers and Customer Support

Our products are currently sold to ophthalmologists specializing in retina, glaucoma and pediatrics. Other customers include research and teaching hospitals, government installations, surgical centers and hospitals. No single customer or distributor accounted for 10% or more of total sales in fiscal years 2011, 2010 and 2009.

We seek to provide superior customer support and service and believe that our customer service and technical support distinguish our product offerings from those of our competitors. We provide depot service at our Mountain View facility for our ophthalmology products. Our customer support representatives assist customers with orders, warranty returns and other administrative functions. Our technical support engineers provide customers with answers to technical and product-related questions. We maintain an “around-the-clock” telephone service line to service our customers. If a problem with a depot serviceable product cannot be diagnosed and resolved by telephone, a service loaner is shipped overnight to domestic customers under warranty or service contract, and by the most rapid delivery means available to our international customers, and the problem unit is returned to us. The small size and rugged design of our products allows for economical shipment and quick response to customers almost anywhere in the world.

Sales and Marketing

We sell and market our products in the United States predominantly through our direct sales force and internationally through approximately 70 independent distributors into over 100 countries. Currently we have a direct sales force of 12 employees who were engaged in sales efforts within the United States and 4 employees engaged in managing our distribution sales efforts internationally. Our sales are administered through our corporate headquarters in Mountain View, California. See Item 1A. Risk Factors - Factors That May Affect Future Results - “We Rely on Our Direct Sales Force and Network of International Distributors to Sell Our Products and Any Failure to Maintain Our Direct Sales Force and Distributor Relationships Could Harm Our Business.”

International sales represented 44.4%, 44.8% and 42.1% of our sales in 2011, 2010 and 2009, respectively. We believe that our international sales will continue to represent a significant portion of our revenues for the foreseeable future. Our international sales are made principally to customers in Europe, Asia, the Pacific Rim, the Middle East and Latin America. Our distribution agreements with our international distributors are generally exclusive and typically can be terminated by either party without cause with 90 days notice. International sales may be adversely affected by the imposition of governmental controls, currency fluctuations, restrictions on export technology, political instability, trade restrictions, changes in tariffs and the economic condition in each country in which we sell our products. See Item 1A. Risk Factors - Factors That May Affect Future Results - “We Depend on International Sales for a Significant Portion of Our Operating Results.”

In the past, we maintained two wholly owned subsidiaries, one located in the United Kingdom (UK) and the other in the France, both were exclusively engaged in supporting our aesthetics business. In June 2008, we transitioned the responsibility for the sales and service of our aesthetics products in the UK to an independent distributor and during 2011 we deregistered the legal entity. Upon closing the sale of the aesthetics business in February 2012, we transitioned the responsibility for the sales and service of our aesthetics products in France to Cutera, Inc. We do not currently maintain any operating subsidiaries.

To support our sales process we conduct marketing programs which include: clinical education, direct mail, trade shows, public relations, market research, and advertising in trade and academic journals and newsletters. We typically participate in over 85 trade shows worldwide on an annual basis. These meetings allow us to present our products to existing and prospective buyers.

Through marketing, we collaborate with our customers to identify new products and applications which help meet their unmet needs, which in turn: provides us with new product concepts, enhances our ability to identify new applications for our products and validates new procedures using our products. Customers include key opinion leaders who are often the heads of the departments in which they work or professors at universities. We believe that these luminaries in the field of ophthalmology are key to the successful introduction of new products and the subsequent acceptance of these new products by the general market. Acceptance of our products by these early adopters is key to our strategy in the validation and commercialization of our new products.

Operations

The manufacture of our visible light and infrared photocoagulators and the related delivery devices is a highly complex and precise process. Completed systems must pass quality control and reliability tests before shipment. Our manufacturing activities consist of specifying, sourcing, assembling and testing of components and certain subassemblies for assembly into our final product. Currently we have a total of 41 employees engaged in manufacturing activities for these products.

The medical devices manufactured by us are subject to extensive regulation by numerous governmental authorities, including federal, state, and foreign governmental agencies. The principal regulator in the United States is the Food and Drug Administration (“FDA”). In April 1998, we received certification for ISO 9001/EN 46001, which is an international quality system standard that documents compliance to the European Medical Device Directive. In February 2004, we were certified to ISO 13485:2003, which replaced ISO 9001/EN46001 as the international standard for quality systems as applied to medical devices. In August 2008, we received FDA 510(k) clearance on our family of IRIDEX IQ laser systems. This clearance covers the IRIDEX IQ 532, IQ 577, IQ 630-670, and IQ 810 laser systems and their associated delivery devices to deliver laser energy in either CW-Pulse, MicroPulse or LongPulse mode. These laser systems are intended for a wide range of specific applications in the medical specialties of ophthalmology. See Item 1A. Risk Factors - Factors That May Affect Future Results - “We Are Subject To Government Regulations Which May Cause Us to Delay or Withdraw the Introduction of New Products or New Applications for Our Products.”, “If We Fail to Comply With the FDA’s Quality System Regulation and Laser Performance Standards Our Manufacturing Operations Could Be Halted, and Our Business Would Suffer.” and “If We Modify One of Our FDA Approved Devices, We May Need to Seek Reapproval, Which, if Not Granted, Would Prevent Us from Selling Our Modified Products or Cause Us to Redesign Our Products.”

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

International regulatory bodies often establish varying product standards, packaging requirements, labeling requirements, tariff regulations, duties and tax requirements. As a result of our sales in Europe, we are required to have all products “CE” marked, an international symbol affixed to all products demonstrating compliance to the European Medical Device Directive and all applicable standards. In July 1998, we received CE mark certification under Annex II guidelines, the most stringent path to CE certification. With Annex II CE mark certification, we have demonstrated our ability to both understand and comply with all applicable standards under the European Medical Device Directive. This allows us to CE mark any product upon our internal verification of compliance to all applicable European standards. Currently, all of our released products are CE marked. Continued certification is based on successful review of the process by our European Registrar during its annual audit. Any loss of certification would have a material adverse effect on our business, results of operations and financial condition.

Competition

Competition in the market for laser systems and delivery devices used for ophthalmic treatment procedures is intense and is expected to increase. This market is also characterized by technological innovation and change. We compete by providing features and services that are valued by our customers such as: product performance, clinical outcomes, ease of use, durability, versatility, customer training services and rapid repair of equipment.

Our principal competitors in ophthalmology are Alcon Inc., Carl Zeiss Meditec AG, Nidek Co. Ltd, Synergetics, Topcon Corporation, Ellex Medical Lasers, Ltd., Quantel Medical SA, and Lumenis Ltd. Most of these companies currently offer a competitive, semiconductor-based laser system for ophthalmology. Also within ophthalmology, pharmaceutical alternative treatments for AMD and DME such as Lucentis/Avastin (Genentech), Eylea (Regeneron) and to a lesser extent Visudyne (Novartis), Macugen (OSI Pharmaceuticals) and Osurdex (Allergen) compete rigorously with traditional laser procedures.

Some ophthalmic competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. Some companies also have greater name recognition than us and long-standing customer relationships. In addition, other medical companies, academic and research institutions, or others, may develop new technologies or therapies, including medical devices, surgical procedures or pharmacological treatments and obtain regulatory approval for products utilizing such techniques that are more effective in treating the conditions targeted by us, or are less expensive than our current or future products. Our technologies and products could be rendered obsolete by such developments. Any such developments could have a material adverse effect on our business, financial condition and results of operations. See Item 1A. Risk Factors - Factors That May Affect Future Results - “We Face Strong Competition in Our Markets and Expect the Level of Competition to Grow in the Foreseeable Future.”

Patents and Proprietary Rights

Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. These are either developed internally or obtained from others such as RetinaLabs or Ocunetics. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued twenty eight United States patents and fifteen foreign patents on the technologies related to our continuing products and processes, which have expiration dates ranging from 2013 to 2028. We have approximately three pending patent applications in the United States and six foreign pending patent applications that have been filed. Our patent applications may not be approved.

In addition to patents, we rely on trade secrets and proprietary know-how which we seek to protect, in part, through proprietary information agreements with employees, consultants and other parties. Our proprietary information agreements with our employees and consultants contain provisions requiring such individuals to assign to us, without additional consideration, any inventions conceived or reduced to practice by them while employed or retained by us, subject to customary exceptions - See Item 1A.Risk Factors - Factors That May Affect Future Results - “We Rely on Patents and Proprietary Rights to Protect our Intellectual Property and Business.”

Government Regulation

The medical devices marketed and manufactured by us are subject to extensive regulation by numerous governmental authorities, including federal, state, and foreign governmental agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, as amended, and the regulations promulgated thereunder (“FDA Act”), the FDA serves as the principal federal agency within the United States with authority over medical devices and regulates the research, clinical testing, manufacture, labeling, distribution, sale, marketing and promotion of such devices. Noncompliance with applicable requirements can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizures of products, total or partial suspension of production, failure of the government to grant pre-market clearance or approval for devices, withdrawal of marketing approvals, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any medical device manufactured or distributed by us.

In the United States, medical devices are classified into one of three classes (Class I, II or III). The class to which the device is assigned determines, among other things, the type of pre-marketing submission/application required for FDA clearance to market. If the device is classified as Class I or II, and if it is not exempt, a 510(k) pre-market notification will be required for marketing. Under FDA regulations, Class I devices are subject to general controls (for example, labeling, pre-market notification and adherence to Quality System Regulations (“QSRs”) requirements). Class II devices receive marketing clearance through a 510(k) pre-market notification. For Class III devices, a pre-market approval (“PMA”) application will be required unless the device is a pre-amendments device (on the market prior to the passage of the medical device amendments in 1976, or substantially equivalent to such a device) and PMAs have not been called for. In that case, a 510(k) will be the route to market. A 510(k) clearance will be granted if the submitted information establishes that the proposed device is “substantially equivalent” to a legally marketed Class I or II medical device, or to a Class III medical device for which the FDA has not called for a PMA. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device, or that additional information or data are needed before a substantial equivalence determination can be made. A request for additional data may require that clinical studies of the device’s safety and efficacy be performed.

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

Reimbursement

The cost of a significant portion of medical care in the United States is funded by government programs, health maintenance organizations and private insurance plans. Our ophthalmology products are typically purchased by doctors, clinics, hospitals and other users, which bill various third-party payers, such as government programs and private insurance plans, for the health care services provided to their patients. Government imposed limits on reimbursement of hospitals and other health care providers have significantly affected the spending budgets of doctors, clinics and hospitals to acquire new equipment, including our products. Under certain government insurance programs, a health care provider is reimbursed for a fixed sum for services rendered in treating a patient, regardless of the actual charge for such treatment. The Center for Medicare and Medicaid Services reimburses hospitals on a prospectively-determined fixed amount for the costs associated with an in-patient hospitalization based on the patient’s discharge diagnosis, regardless of the actual costs incurred by the hospital or physician in furnishing the care and regardless of the specific devices used in that procedure.

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

Employees

Currently, we have a total of 106 full-time equivalent employees engaged in our ongoing ophthalmology operations, including 50 in operations and service, 26 in sales and marketing, 16 in research and development and 14 in finance and administration. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. At December 31, 2011, we employed 27 such persons. Our future success will depend in part on our ability to attract, train, retain and motivate highly qualified employees, who are in great demand. We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization, and we have never experienced a work stoppage or strike. We consider our employee relations to be good.

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

We Recently Sold our Aesthetics Business Unit and Therefore Our Operating Results Will Be Adversely Affected in the Near Term

In December 2011, we announced the sale of our aesthetics business and the transaction closed in Feburary 2012. Prior to the sale, our aesthetics business covered its direct costs and therefore contributed to the profitability of the overall company. The sale of the aesthetics business means that we will need to adjust our cost structure and/or grow revenues from our continuing ophthalmology business to remain profitable. In addition, we provided the purchaser typical indemnification provisions associated with this type of transaction, and there is a risk that an adverse event may occur that requires us to fulfill our indemnity obligation. In the near term these factors will have a material adverse effect on our business, financial condition and results of operations.

Our Operating Results May Fluctuate from Quarter to Quarter and Year to Year.

Our sales and operating results may vary significantly from quarter to quarter and from year to year in the future. Our operating results are affected by a number of factors, many of which are beyond our control. Factors contributing to these fluctuations include the following:

•	general economic uncertainties and political concerns;

•	the timing of the introduction and market acceptance of new products, product enhancements and new applications;

•	changes in demand for our existing line of ophthalmology products;

•

the cost and availability of components and subassemblies, including the willingness and ability of our sole or limited source suppliers to timely deliver components at the times and prices that we have planned;

•	our ability to maintain sales volumes at a level sufficient to cover fixed manufacturing and operating costs;

•	fluctuations in our product mix between ophthalmology products and foreign and domestic sales;

•	our ability to address our liquidity issues should the need occur;

•	the effect of regulatory approvals and changes in domestic and foreign regulatory requirements;

•	introduction of new products, product enhancements and new applications by our competitors, entry of new competitors into our markets, pricing pressures and other competitive factors;

•	our long and highly variable sales cycle;

•	changes in the prices at which we can sell our products;

•	changes in customers’ or potential customers’ budgets as a result of, among other things, reimbursement policies of government programs and private insurers for treatments that use our products; and

•	increased product innovation costs.

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

Our Stock Price Has Been and May Continue to be Volatile and an Investment in Our Common Stock Could Suffer a Decline in Value.

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. In addition, the trading price of our common stock has been significantly adversely affected by our recent operating performance and by liquidity issues. For fiscal year 2011, the trading price of our common stock fluctuated from a low of $3.15 per share to a high of $4.65 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

We Rely on Continued Market Acceptance of Our Existing Products and Any Decline in Sales of Our Existing Products Would Adversely Affect Our Business and Results of Operations.

We currently market visible and infrared medical laser systems and delivery devices to the ophthalmology market. We believe that continued and increased sales, if any, of these medical laser systems is dependent upon a number of factors including the following:

•	acceptance of product performance, features, ease of use, scalability and durability;

•	recommendations and opinions by ophthalmologists, other clinicians, and their associated opinion leaders;

•	clinical study outcomes;

•

price of our products and prices of competing products and technologies particularly in light of the current macro-economic environment where healthcare systems and healthcare operators are becoming increasingly price sensitive;

•	availability of competing products, technologies and alternative treatments; and

•	level of reimbursement for treatments administered with our products.

In addition, we derive a meaningful portion of our sales in the form of recurring revenues from selling consumable instrumentation including our EndoProbe devices and service. Our ability to increase recurring revenues from the sale of consumable products will depend primarily upon the features of our current products and product innovation, the quality of our products, ease of use and prices of our products, including the relationship to prices of competing products. The level of our service revenues will depend on the quality of service we provide and the responsiveness and the willingness of our customers to request our services rather than purchase competing products or services. Any significant decline in market acceptance of our products or our revenues derived from the sales of laser consoles, delivery devices, consumables or services may have a material adverse effect on our business, results of operations and financial condition.

We Face Strong Competition in Our Markets and Expect the Level of Competition to Grow in the Foreseeable Future.

Competition in the market for devices used for ophthalmic treatment procedures is intense and is expected to increase. Our competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. Our principal competitors in ophthalmology are Alcon Inc., Carl Zeiss Meditec AG, Nidek Co. Ltd., Synergetics, Topcon Corporation, Ellex Medical Lasers, Ltd., Quantel Medical SA, and Lumenis Ltd. Most of these companies currently offer a competitive, semiconductor-based laser system for ophthalmology. Also within ophthalmology, pharmaceutical alternative treatments for AMD and DME such as Lucentis/Avastin (Genentech), Eylea (Regeneron), and to a lesser extent Visudyne (Novartis), Macugen (OSI Pharmaceuticals) and Osurdex (Allergen) compete rigorously with traditional laser procedures. A number of these competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do, including greater name recognition, and benefit from long-standing customer relationships. Some medical companies, academic and research institutions, or others, may develop new technologies or therapies that are more effective in treating conditions targeted by us or are less expensive than our current or future products. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

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

We Depend on International Sales for a Significant Portion of Our Operating Results.

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the fiscal year ended December 31, 2011, our international ophthalmology sales were $14.7 million or 44.4% of total sales. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. For our continuing ophthalmology business, none of our international revenues and costs has been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. Our international operations and sales are subject to a number of risks and potential costs, including:

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

Our Future Success Depends on Our Ability to Develop and Successfully Introduce New Products and New Applications.

Our future success is dependent upon, among other factors, our ability to develop, obtain regulatory approval or clearance of, manufacture and market new products. Successful commercialization of new products and new applications will require that we effectively transfer production processes from research and development to manufacturing and effectively coordinate with our suppliers. In addition, we must successfully sell and achieve market acceptance of new products and applications and enhanced versions of existing products. The extent of, and rate at which, market acceptance and penetration are achieved by future products is a function of many variables, which include, among other things, price, safety, efficacy, reliability, marketing and sales efforts, the development of new applications for these products, the availability of third-party reimbursement of procedures using our new products, the existence of competing products and general economic conditions affecting purchasing patterns. Our ability to market and sell new products may also be subject to government regulation, including approval or clearance by the FDA and foreign government agencies. Any failure in our ability to successfully develop and introduce new products or enhanced versions of existing products and achieve market acceptance of new products and new applications could have a material adverse effect on our operating results and would cause our net revenues to decline.

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

Our ability to sell our products and generate revenues depends upon our direct sales force within the United States and relationships with independent distributors outside the United States. Currently our direct sales force consists of 12 employees focused on ophthalmology and we maintain relationships with approximately 70 independent distributors internationally selling our products into over 100 countries. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are entirely dependent on the efforts of these third parties. If any distributor breaches terms of its distribution agreement or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory would be adversely affected.

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

We Rely on Patents and Proprietary Rights to Protect our Intellectual Property and Business.

Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued twenty eight United States patents and fifteen foreign patents on the technologies related to our products and processes. We have approximately three pending patent applications in the United States and six foreign pending patent applications that have been filed. Our patent applications may not be approved. The acquisition of the RetinaLabs assets included five additional patents. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.

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

The Company’s ability to generate incremental revenue growth will depend, in part, on the successful outcome of research and development activities, including clinical trials that lead to the development of new products and new applications using our products. Our research and development process is expensive, prolonged, and entails considerable uncertainty. Because of the complexities and uncertainties associated with ophthalmic research and development, products we are currently developing may not complete the development process or obtain the regulatory approvals required to market such products successfully. The products currently in our development pipeline may not be approved by regulatory entities and may not be commercially successful, and our current and planned products could be surpassed by more effective or advanced products of current or future competitors. Therefore, even if we are able to successfully develop enhancements or new generations of our products, these enhancements or new generations of products may not produce revenue in excess of the costs of development and they may be quickly rendered obsolete by changing customer preferences or the introduction by our competitors of products embodying new technologies or features.

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

We Depend on Sole Source or Limited Source Suppliers.

We rely on third parties to manufacture substantially all of the components used in our products, including optics, laser diodes and crystals. We have some long term or volume purchase agreements with our suppliers and currently purchase components on a purchase order basis. Some of our suppliers and manufacturers are sole or limited sources. In addition, some of these suppliers are relatively small private companies that may discontinue their operations at any time. There are risks associated with the use of independent manufacturers, including the following:

•	unavailability of shortages or limitations on the ability to obtain supplies of components in the quantities that we require;

•	delays in delivery or failure of suppliers to deliver critical components on the dates we require;

•	failure of suppliers to manufacture components to our specifications, and potentially reduced quality; and

•	inability to obtain components at acceptable prices.

Our business and operating results may suffer from the lack of alternative sources of supply for critical sole and limited source components. The process of qualifying suppliers is complex, requires extensive testing with our products, and may be lengthy, particularly as new products are introduced. New suppliers would have to be educated in our production processes. In addition, the use of alternate components may require design alterations to our products and additional product testing under FDA and relevant foreign regulatory agency guidelines, which may delay sales and increase product costs. Any failures by our vendors to adequately supply limited and sole source components may impair our ability to offer our existing products, delay the submission of new products for regulatory approval and market introduction, materially harm our business and financial condition and cause our stock price to decline. Establishing our own capabilities to manufacture these components would be expensive and could significantly decrease our profit margins. Our business, results of operations and financial condition would be adversely affected if we are unable to continue to obtain components in the quantity and quality desired and at the prices we have budgeted .

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

We Face Manufacturing Risks.

The manufacture of our infrared and visible laser consoles and the related delivery devices is a highly complex and precise process. We assemble critical subassemblies and substantially all of our final products at our facility in Mountain View, California. We may experience manufacturing difficulties, quality control issues or assembly constraints, particularly with regard to new products that we may introduce. If our sales increase substantially we may need to increase our production capacity and may not be able to do so in a timely, effective, or cost efficient manner. We may not be able to manufacture sufficient quantities of our products, which may require that we qualify other manufacturers for our products. Furthermore, we may experience delays, disruptions, capacity constraints or quality control problems in our manufacturing operations and as a result, product shipments to our customers could be delayed, which would negatively impact our net revenues.

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

We are currently required to demonstrate and maintain compliance with the FDA’s Quality System Regulation. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. Because our products involve the use of lasers, our products also are covered by a performance standard for lasers set forth in FDA regulations. The laser performance standard imposes specific record-keeping, reporting, product testing and product labeling requirements. These requirements include affixing warning labels to laser products, as well as incorporating certain safety features in the design of laser products. The FDA enforces the QSR and laser performance standards through periodic unannounced inspections. We have been, and anticipate in the future being, subject to such inspections. Our failure to take satisfactory corrective action in response to an adverse QSR inspection or our failure to comply with applicable laser performance standards could result in enforcement actions, including a public warning letter, a shutdown of our manufacturing operations, a recall of our products, civil or criminal penalties, or other sanctions, such as those described in the preceding risk factor above, which would cause our sales and business to suffer.

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

We may be subject to product liability claims from time to time. Our products are highly complex and some are used to treat extremely delicate eye tissue. We believe we maintain adequate levels of product liability insurance but product liability insurance is expensive and we might not be able to obtain product liability insurance in the future on acceptable terms or in sufficient amounts to protect us, if at all. A successful claim brought against us in excess of our insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease 37,000 square feet of space in Mountain View, California. This facility is being substantially utilized for all of our manufacturing, research and development efforts and also serves as our corporate headquarters. This facility is utilized for both our ophthalmology medical device segment and our dermatology medical device segment. We also leased 1,722 square feet facility in Lisses, France that is used for sales, service and support. In February 2012, this lease was assigned to Cutera Inc as part of the sale of our aesthetics business. On December 14, 2009, we terminated our lease at Cwmbran, South Wales.

Management believes that these facilities are adequate for our current needs and that suitable additional space or an alternative space would be available as needed in the future on commercially reasonable terms.

Item 3.	Legal Proceedings

From time to time, we may be involved in legal proceedings arising in the ordinary course of business. We believe there is no litigation currently pending that could have, individually or in the aggregate, a material adverse effect on our operations or financial condition.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information for Common Equity

Our common stock is currently and has been quoted on the NASDAQ Global Market under the symbol “IRIX” and has been since our initial public offering on February 15, 1996. The following table sets forth for the periods indicated the high and low sales prices for our common stock, as reported on the NASDAQ Global Market.

	High	Low
Fiscal 2011
Fourth Quarter	$3.80	$3.15
Third Quarter	$4.10	$3.48
Second Quarter	$4.55	$3.58
First Quarter	$4.65	$3.48
Fiscal 2010
Fourth Quarter	$3.96	$3.30
Third Quarter	$4.01	$2.77
Second Quarter	$4.50	$3.65
First Quarter	$4.49	$2.90

On March 19, 2012 the closing price on the NASDAQ Global Market for our common stock was $4.25 per share. As of March 19, 2012, there were approximately 61 holders of record (not in street name) of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of our stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities

The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended December 31, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)
10/2/11 to 11/5/11	60	$0.00
11/6/11 to 12/3/11	7,909	$3.74
12/4/11 to 12/31/11	26,100	$3.73

Total	34,009	$3.73

(1)	On May 5, 2011, the Board of Directors of the Company authorized a share repurchase program for an aggregate amount up to $2.0 million of its outstanding shares of common stock. Each repurchase was financed by available cash balances and cash from operations. In March 2012, the Company announced an extension of the share repurchase program through May 2013 and an increase in the amount of cash available for the program to a total of $4 million.

(2)	Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

IRIDEX Corporation is a leading worldwide provider of therapeutic based laser systems, delivery devices and consumable instrumentation used to treat eye diseases in ophthalmology. In December 2011 we entered into an agreement to sell our aesthetics business to Cutera, Inc. and the transactionl subsequently closed in February 2012. The Company views this as a significant step forward in its strategy because it allows the Company to focus solely on its ophthalmology business which is its core strength. Management believes that this path affords the Company with the best opportunity for long term profitable growth. In accordance with US GAAP we have disclosed the financial results from our aesthetics business as discontinued operations. This discussion and analysis will focus primarily on our ophthalmology business because this is our continuing business and therefore provides more information to the reader of our financial statements both on a retrospective and prospective basis. Our ophthalmology products are sold in the United States predominantly through a direct sales force and internationally through approximately 70 independent distributors into over 100 countries.

We manage and evaluate our business in one segment - ophthalmology. We break down this segment by geography - Domestic (U.S.) and International (the rest of the world). In addition, we review trends by laser system sales (consoles and durable delivery devices) and recurring sales (single use consumable laser probes and other associated instrumentation (“consumables”), service and support).

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

Cost of revenues consists primarily of the cost of purchasing components and sub-systems, assembling, packaging, shipping and testing components at our facility, direct labor and associated overhead; warranty, royalty and amortization of intangible assets; and depot service costs.

Research and development expenses consist primarily of personnel costs, materials to support new product development and research support provided to clinicians at medical institutions developing new applications which utilize our products; and regulatory expenses. Research and development costs have been expensed as incurred.

Sales and marketing expenses consist primarily of costs of personnel, sales commissions, travel expenses, advertising and promotional expenses.

General and administrative expenses consist primarily of costs of personnel, legal, accounting and other public company costs, insurance and other expenses not allocated to other departments.

Results of Operations - 2011, 2010 and 2009

Our fiscal year ends on the Saturday closest to December 31. Fiscal 2011 ended on December 31, 2011, fiscal 2010 ended on January 1, 2011, and fiscal 2009 ended on January 2, 2010. Consequently, fiscal years 2011, 2010 and 2009 included 52 weeks of operations.

The following table sets forth certain data from continuing operations as a percentage of revenue from continuing operations for the periods included.

	Percentage of Revenue Years Ended
	FY 2011 Dec 31, 2011	FY 2010 Jan 1, 2011	FY 2009 Jan 2, 2010
Revenues:
Total revenues	100.0%	100.0%	100.0%
Cost of revenues	50.9	49.9	50.2

Gross margin	49.1	50.1	49.8
Operating expenses:
Research and development	11.8	11.6	10.7
Sales and marketing	22.4	21.9	21.1
General and administrative	12.8	12.9	14.0
Legal settlement, net of expenses	(3.8)	0.0	0.0

Total operating expense	43.2	46.4	45.8

Income from operations	5.9	3.7	4.0
Legal settlement	2.4	2.5	2.5
Interest and other expense, net	(0.9)	(0.1)	(0.7)

Total other income, net	1.5	2.4	1.8

Income from continuing operations before income taxes	7.4	6.1	5.8
Provision for income taxes	(0.9)	1.0	0.8

Income from continuing operations	6.5	5.1	5.0
Income from discontinued operations, net of tax	1.4	4.3	3.3

Net income	7.9%	9.4%	8.3%

Comparison of 2011 and 2010

Revenues.

Total revenues from continuing operations for 2011 were $33.2 million compared with $32.3 million in 2010, an increase of $0.9 million or 2.8%. Our ophthalmology system revenues grew as a result of a resurgence in appreciation of the benefits of laser photocoagulation as a treatment modality amongst physicians and a recovery in capital spending particularly in the U.S. Competition for consumable products remains strong with increased price sensitivities amongst customers. Our OEM revenue is generated from a long standing relationship, the product is now in end of life and demand has and will continue to decline.

(in millions)	FY 2011	FY 2010	Change in $	Change in %
Ophthalmology systems - domestic	$7.2	$6.2	$1.0	16.1%
Ophthalmology systems - international	9.3	9.2	0.1	1.1%
Ophthalmology recurring revenues	16.2	16.2	0.0	0.0%
Ophthalmology OEM	0.5	0.7	(0.2)	(28.6)%

Continuing operations - ophthalmology revenues	$33.2	$32.3	$0.9	2.8%

Discontinued operations - aesthetics revenues	$10.8	$11.4	$(0.6)	(5.3)%

Gross Profit.

Gross profit increased $0.1 million from $16.2 million in 2010 to $16.3 million in 2011. The increase in gross profits was driven by increased revenues offset by a reduction in gross margins from 50.1% to 49.1%. The reduction in gross margin was primarily attributable to a decrease in direct margins as a result of increased sales of lower margin systems.

Research and Development.

Research and development expenses increased $0.1 million or 2.6%, from $3.8 million in 2010 to $3.9 million in 2011. The increase is attributable to increases in headcount and therefore personnel costs incurred in engineering development projects as the Company continues to focus on new product introductions.

Sales and Marketing.

Sales and marketing expenses increased $0.4 million or 5.6%, from $7.1 million in 2010 to $7.5 million in 2011. The increase is primarily attributable to increased personnel costs associated with increased headcount and marketing programs.

General and Administrative.

General and administrative expenses increased $0.1 million or 2.4%, from $4.2 million in 2010 to $4.3 million in 2011. Expenses were stable across the two periods.

Legal Settlement, net of expenses.

In November 2011, the Company entered into a license and distribution agreement with Alcon for the IRIDEX GreenTip SoftTip Cannula family of products. As part of the agreement Alcon agreed to pay $1.5 million at signing as a settlement of past legal claims. The Company has treated this as part of its ongoing business and therefore as part of operating income because the agreement has established on ongoing commercial relationship that will benefit the Company’s continuing business in subsequent periods.

Legal Settlement and Interest and Other Expense, net.

Income from the settlement with Synergetics of legal claims related to patent infringement amounted to $0.8 million for both periods. The Company anticipates receiving an additional $0.8 million in other income from the settlement, to be paid to the Company on April 16, 2012. The Company revalues the fair value of the contingent earn out liability it owes to RetinaLabs as a consequence of the asset purchase agreement the company entered into with RetinaLabs on a quarterly basis. As a result of entering into the license and distribution agreement with Alcon for the GreenTip Cannulas which the Company purchased from RetinaLabs, the Company determined that the fair value of the earn out had increased by $0.3 million and the expense was recorded in the fourth quarter of 2011.

Income Taxes.

We recorded a provision for income taxes on continuing operations of $0.3 million and an effective tax rate of 12% for fiscal year 2011 similar to a provision for income taxes of $0.3 million and an effective tax rate of 16% for fiscal year 2010. Our tax rate is benefiting from a reduction in the valuation allowance we currently have booked against our deferred tax asset. Ultimately, assuming we remain profitable, the entire valuation reserve will be released and our tax rate will return to more normal levels. At the end of 2011 the valuation allowance totaled $11.7 million.

Comparison of 2010 and 2009

Revenues.

Total revenues from continuing operations for 2010 were $32.3 million compared with $31.0 million in 2009, an increase of $1.3 million or 4.2%. Our ophthalmology system revenues grew as a result in a resurgence in appreciation of the benefits of laser photocoagulation as a treatment modality amongst physicians and a recovery in capital spending worldwide. Competition for consumable products remains strong with increased price sensitivities amongst customers. Our OEM revenue is generated from a long standing relationship, the product is now in end of life and demand has and will continue to decline.

(in millions)	FY 2010	FY 2009	Change in $	Change in %
Ophthalmology systems - domestic	$6.2	$5.2	$1.0	19.2%
Ophthalmology systems - international	9.2	7.8	1.4	17.9%
Ophthalmology recurring revenues	16.2	16.6	(0.4)	2.4%
Ophthalmology OEM	0.7	1.4	(0.7)	(50.0)%

Continuing operations - ophthalmology revenues	$32.3	$31.0	$1.3	4.2%

Discontinued operations - aesthetics revenues	$11.4	$12.2	$(0.8)	(6.6)%

Gross Profit.

Gross profit increased $0.8 million from $15.4 million in 2009 to $16.2 million in 2010. The increase in gross profit was attributable to increased revenues and an improvement in gross margins from 49.8% to 50.1%.

Research and Development.

Research and development expenses increased $0.5 million or 15.2%, from $3.3 million in 2009 to $3.8 million in 2010. The increase was primarily attributable to an increase in material costs consumed in engineering development projects and an increase in salary and employee benefits associated with a headcount increase.

Sales and Marketing.

Sales and marketing expenses increased $0.5 million or 7.6%, from $6.6 million in 2009 to $7.1 million in 2010. The increase was primarily attributable to increased commission expenses resulting from higher sales, and increased travel advertising and promotion costs directed at increasing sales.,

General and Administrative.

General and administrative expenses decreased $0.1 million or 2.3%, from $4.3 million in 2009 to $4.2 million in 2010. Expenses were stable and comparable across the two periods.

Legal Settlement and Interest and Other Expense, net.

Income from the settlement with Synergetics of legal claims related to patents infringement amounted to $0.8 million for 2010 and 2009. The Company will receive a final payment of $0.8 million on April 16, 2012. Interest and other expense, net consisting primarily of interest expense on bank debt, were $0.1 million and $0.2 million for 2010 and 2009, respectively.

Income Taxes.

We recorded a provision for income taxes on the continuing operations of $0.3 million and an effective tax rate of 16% for the fiscal year 2010 and a provision for income taxes of $0.3 million and an effective tax rate of 15% for fiscal year 2009.

Liquidity and Capital Resources

Comparison of 2011 and 2010

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital. During 2011 net cash provided by continuing operating activities was $2.3 million which was generated from net income from continuing operations of $2.1 million with non cash items added back of $1.1 million less changes in working capital of $0.9 million. This compares to net cash provided by continuing operating activities in 2010 of $1.1 million which was generated from $1.7 million of net income from continuing operations with non cash items added back of $0.8 million less changes in working capital of $1.4 million.

As of December 31, 2011, we had cash and cash equivalents of $10.8 million, no debt outstanding and working capital of $20.6 million compared with cash and cash equivalents of $8.3 million, no debt and working capital of $17.2 million as of January 1, 2011.

Management is of the opinion that the Company’s current cash and cash equivalents together with our ability to generate cash flows from operations provide sufficient liquidity to operate for the next 12 months.

Comparison of 2010 and 2009

During 2010 net cash provided by operating activities was $1.1 million which was generated from net income from continuing operations of $1.7 million with non cash items added back of $0.8 million less changes in working capital of $1.4 million. This compares to net cash provided by continuing operating activities in 2009 of $3.0 million which was generated from net income from continuing operations of $1.7 million with non cash items added back of $0.8 million and changes in working capital provided an additional $0.6 million.

Contractual Payment Obligations

Our contractual payment obligations that were fixed and determinable as of December 31, 2011 were as follows (in thousands):

	Payments Due by Period
	Total	2012	2013	2014_	2015_	2016 and thereafter
Operating leases payments	$2,429	$733	$763	$804	$129	$0
Total contractual cash obligations	$2,429	$733	$763	$804	$129	$0

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

Discontinued operations.

Discontinued operations are presented and accounted for in accordance with ASC 360, “Impairment or Disposal of Long-Lived Assets”, (ASC 360). When a qualifying component of the Company is disposed of or has been classified as held for sale, the operating results of that component are removed from continuing operations for all periods presented and displayed as discontinued operations if: (a) elimination of the component’s operations and cash flows from the Company’s ongoing operations has occurred (or will occur) and (b) significant continuing involvement by the Company in the component’s operations does not exist after the disposal transaction.

On December 30, 2011 we entered into an agreement to sell our aesthetics business to Cutera, Inc. The sale of the aesthetics business was completed on February 2, 2012. The operating results of our aesthetics business were therefore classified as discontinued operations, and the associated assets and liabilities were classified as held for sale for all periods presented under the requirements of ASC 360.

Revenue Recognition.

Our revenues arise from the sale of laser consoles, delivery devices, consumables and service and support activities. Revenue from product sales is recognized upon receipt of a purchase order and product shipment provided that no significant obligations remain and collection of the receivables is reasonably assured. Shipments are generally made with Free-On-Board (FOB) shipping point terms, whereby title passes upon shipment from our dock. Any shipments with FOB receiving point terms are recorded as revenue when the shipment arrives at the receiving point. Cost is recognized as product sales revenue is recognized. The Company’s sales may include post-sales obligations for training or other deliverables. For revenue arrangements such as these, we recognize revenue in accordance with the Revenue Recognition, Multiple-Element Arrangements Section of Subtopic 605-25 of the Accounting Standards Codification (“ASC”). When the Company has objective and reliable evidence of fair value of the undelivered elements, it defers revenue attributable to the post-sale obligations and recognizes such revenue when the obligation is fulfilled. Otherwise, the Company defers all revenue related to the transaction until all elements are delivered. Revenue relating to extended warranty contracts is recognized on a straight line basis over the period of the applicable warranty contract. We recognize repair service revenue upon completion of the work.

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

Income Taxes.

We account for income taxes in accordance with ASC 740, Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We evaluate annually the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. In 2011 and 2010, we have recorded a full valuation allowance for our deferred tax assets based on our past losses and uncertainty regarding our ability to project future taxable income. In future periods if we are able to generate income we may reduce or eliminate the valuation allowance.

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

Stock-based compensation expense for fiscal 2009 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of ASC 718. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of ASC 718. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award.

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

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. It does not, however, change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, in order to redeliberate the portion of the earlier ASU relating to presentation of reclassifications from other comprehensive income. Both updates are required for us the first quarter of 2012, applied retrospectively. As ASU 2011-05 and ASU 2011-12 are only presentation standards, we do not expect adoption of this standard to have a material impact on our financial position, results of operations, or cash flows.

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

Our consolidated balance sheets as of December 31, 2011 and January 1, 2011 and the consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three fiscal years 2011, 2010 and 2009 together with the related notes and the report of our independent auditors, are on the following pages. Additional required financial information is described in Item 15.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of IRIDEX Corporation

We have audited the accompanying consolidated balance sheets of IRIDEX Corporation as of December 31, 2011 and January 1, 2011, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2011. Our audits are also included the financial statement schedule listed in Item 15(2). IRIDEX Corporation’s management is responsible for these consolidated financial statements and financial statement schedule. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IRIDEX Corporation as of December 31, 2011 and January 1, 2011, and the results of their operations and cash flows for each of the years in the three year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, as of and for the years ended December 31, 2011, January 1, 2011 and January 2, 2010, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Burr Pilger Mayer, Inc.

East Palo Alto, California

March 30, 2012

IRIDEX Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	FY 2011 December 31, 2011	FY 2010 January 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$10,789	$8,347
Accounts receivable, net of allowance for doubtful accounts of $162 in 2011 and $187 in 2010	5,551	5,457
Inventories, net	6,659	5,632
Prepaid expenses and other current assets	464	389
Current assets held for sale	6,043	6,547

Total current assets	29,506	26,372
Property and equipment, net	325	336
Other intangible assets, net	745	821
Goodwill	533	473
Other long-term assets	199	206
Non-current assets held for sale	841	1,012

Total assets	$32,149	$29,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,580	$1,514
Accrued compensation	1,180	1,389
Accrued expenses	1,920	1,438
Accrued warranty	556	607
Deferred revenue	1,014	1,002
Current liabilities held for sale	2,663	3,247

Total current liabilities	8,913	9,197

Long-term liabilities:
Other long-term liabilities	810	596

Total liabilities	9,723	9,793

Commitments and contingencies (Note 11)

Stockholders’ equity:
Convertible preferred stock, $.01 par value:
Authorized: 2,000,000 shares; Issued and outstanding: 500,000 shares in 2011 and 2010	5	5
Common stock, $.01 par value:
Authorized: 30,000,000 shares; Issued and outstanding: 8,917,824 shares in 2011 and 8,986,418 shares in 2010	92	89
Additional paid-in capital	42,032	41,168
Accumulated other comprehensive loss	(35)	(205)
Treasury stock, at cost	(1,078)	(430)
Accumulated deficit	(18,590)	(21,200)

Total stockholders’ equity	22,426	19,427

Total liabilities and stockholders’ equity	$32,149	$29,220

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	FY 2011 Year Ended December 31, 2011	FY 2010 Year Ended January 1, 2011	FY 2009 Year Ended January 2, 2010
Total revenues	$33,159	$32,308	$31,032
Cost of revenues	16,869	16,106	15,593

Gross profit	16,290	16,202	15,439

Operating expenses:
Research and development	3,913	3,753	3,315
Sales and marketing	7,458	7,095	6,556
General and administrative	4,259	4,163	4,339
Legal settlement, net of expenses	(1,274)	0	0

Total operating expenses	14,356	15,011	14,210

Income from continuing operations	1,934	1,191	1,229
Other income (expenses):
Legal settlement	800	800	800
Interest and other expense, net	(296)	(30)	(225)

Total other income, net	504	770	575
Income from continuing operations before income taxes	2,438	1,961	1,804
Provision for income taxes	297	308	262

Income from continuing operations, net of tax	2,141	1,653	1,542
Income from discontinued operations, net of tax	469	1,393	1,043

Net income	$2,610	$3,046	$2,585

Net income per share:
Basic -
Continuing operations	$0.24	$0.18	$0.17
Discontinued operations	0.05	0.16	0.12

Net income	$0.29	$0.34	$0.29

Diluted -
Continuing operations	$0.21	$0.16	$0.16
Discontinued operations	0.05	0.14	0.10

Net income	$0.26	$0.30	$0.26

Weighted average shares used in computing net income per common share - basic	8,958	8,943	8,840

Weighted average shares used in computing net income per common share - diluted	10,225	10,134	9,940

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	FY 2011 Year Ended December 31, 2011	FY 2010 Year Ended January 1, 2011	FY 2009 Year Ended January 2, 2010
Net income	$2,610	$3,046	$2,585
Foreign currency translation adjustments	0	7	(20)
Recognition of accumulated foreign currency translation loss	170	0	0

Comprehensive income	$2,780	$3,053	$2,565

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
FY 2008: Balances, January 3, 2009	500,000	$5	8,824,301	$89	$39,105	$(430)	$(192)	$(26,831)	$11,746
Issuance of common stock under stock option plan			4,059		5				5
Employee stock-based compensation expense					360				360
Tax effect of stock compensation expense					350				350
Foreign currency translation adjustments							(20)		(20)
Exercise of common stock warrants, $0.01 per share			20,000
Net Income								2,585	2,585

FY 2009: Balances, January 2, 2010	500,000	$5	8,848,360	$89	$39,820	$(430)	$(212)	$(24,246)	$15,026
Issuance of common stock under stock option plan			34,558		88				88
Employee stock-based compensation expense					551				551
Tax effect of stock compensation expense					1				1
Foreign currency translation adjustments							7		7
Issuance of common stock in connection with RetinaLabs acquisition			103,500		444				444
Contingent consideration - shares of common stock in connection with RetinaLabs acquisition					264				264
Net Income								3,046	3,046

FY 2010: Balances, January 1, 2011	500,000	$5	8,986,418	$89	$41,168	$(430)	$(205)	$(21,200)	$19,427
Issuance of common stock under stock option plan			99,291	1	320				321
Employee stock-based compensation expense					544				544
Tax effect of stock compensation expense					2				2
Foreign currency translation adjustments							170		170
Issuance of common stock in connection with RetinaLabs acquisition				2	(2)				0
Stock re-purchase			(167,885)			(648)			(648)
Net Income								2,610	2,610

FY 2011: Balances, December 31, 2011	500,000	$5	8,917,824	$92	$42,032	$(1,078)	$(35)	$(18,590)	$22,426

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	FY 2011 Year Ended December 31, 2011	FY 2010 Year Ended January 1, 2011	FY 2009 Year Ended January 2, 2010
Operating activities:
Net income	$2,610	$3,046	$2,585
Less income from discontinued operations	469	1,393	1,043

Income from continuing operations	2,141	1,653	1,542
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	410	297	440
Change in fair value of earn-out liability	280	0	0
Stock compensation cost recognized	478	488	271
Tax effect of stock compensation expense	2	1	84
Provision for doubtful accounts	(12)	0	84
Provision for inventory reserves	(46)	3	(92)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(82)	(30)	483
Inventories	(981)	(1,525)	165
Prepaid expenses and other current assets	(75)	(30)	(97)
Other long-term assets	7	104	(81)
Accounts payable	66	7	(383)
Accrued compensation	(209)	59	69
Accrued expenses	285	49	350
Accrued warranty	(51)	40	13
Deferred revenue	12	(47)	12
Deferred rent	26	67	149

Net cash provided by operating activities	2,251	1,136	3,009

Investing activities:
Acquisition of property and equipment	(203)	(193)	(190)
Cash paid in business combination	(75)	(225)	0

Net cash used in investing activities	(278)	(418)	(190)

Cash flows from financing activities:
Proceeds from stock option exercises	321	88	5
Repurchase of common stock	(648)	0	0
Proceeds from borrowings	0	3,938	28,346
Repayment of borrowings	0	(6,297)	(30,007)

Net cash used in financing activities	(327)	(2,271)	(1,656)

Net cash provided by operating activities from discontinued operations	797	2,688	3,606
Net cash used in investing activities from discontinued operations	0	0	(42)
Net cash used in financing activities from discontinued operations	0	(1,161)	(819)
Effect of foreign exchange rate changes from discontinued operations	(1)	7	(20)

Net cash provided by discontinued operations	796	1,534	2,725

Net increase (decrease) in cash and cash equivalents	2,442	(19)	3,888
Cash and cash equivalents, beginning of year	8,347	8,366	4,478

Cash and cash equivalents, end of year	$10,789	$8,347	$8,366

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$522	$439	$160
Interest paid	$1	$57	$242
Supplemental disclosure of non-cash activities:
Share issued at acquisition	$0	$444	$0
Contingent consideration - cash	$105	$380	$0
Contingent consideration - shares	$0	$264	$0

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

Notes to Consolidated Financial Statements

1. Business of the Company

Description of Business.

IRIDEX Corporation is a leading worldwide provider of therapeutic based laser systems, delivery devices and consumable instrumentation used to treat sight-threatening eye diseases in ophthalmology. Our ophthalmology products are sold in the United States predominantly through a direct sales force and internationally through approximately 70 independent distributors in over 100 countries. In December 2011, we entered into an agreement to sell our aesthetics business to Cutera, Inc. and reclassified the aesthetics business segment as discontinued operations. The transaction closed Feburary 3, 2012. See Note 17 - Subsequent Event.

2. Summary of Significant Accounting Policies

Financial Statement Presentation.

The consolidated financial statements include the accounts of IRIDEX Corporation and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Our fiscal year always ends on the Saturday closest to December 31. Fiscal 2011 ended on December 31, 2011, fiscal 2010 ended on January 1, 2011, and fiscal 2009 ended on January 2, 2010. Consequently, each fiscal year included 52 weeks of operations.

Reclassifications.

On December 30, 2011 we entered into an agreement to sell our aesthetics business to Cutera, Inc. In accordance with US GAAP, we have recast our financial information disclosed within this Form 10-K to show the results from our ophthalmology business as continuing operations and the results from our aesthetics business as discontinued operations. We closed the transaction on February 2, 2012.

Use of Estimates.

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. In addition, any change in these estimates or their related assumptions could have an adverse effect on our operating results.

Discontinued operations.

Discontinued operations are presented and accounted for in accordance with ASC 360, “Impairment or Disposal of Long-Lived Assets”, (ASC 360). When a qualifying component of the Company is disposed of or has been classified as held for sale, the operating results of that component are removed from continuing operations for all periods presented and displayed as discontinued operations if: (a) elimination of the component’s operations and cash flows from the Company’s ongoing operations has occurred (or will occur) and (b) significant continuing involvement by the Company in the component’s operations does not exist after the disposal transaction.

On December 30, 2011 we entered into an agreement to sell our aesthetics business to Cutera, Inc. The sale of the aesthetics business was completed on February 2, 2012. The operating results of our aesthetics business were therefore classified as discontinued operations, and the associated assets and liabilities were classified as held for sale for all periods presented under the requirements of ASC 360.

A summary of the assets and liabilities held for sale as of December 31, 2011 and January 1, 2011is provided as follows (in thousands):.

	FY 2011 Year Ended December 31 2011	FY 2010 Year Ended January 1, 2011
Assets:
Cash	$382	$666
Accounts receivable, net	2,065	2,070
Inventory, net	3,480	3,580
Other current assets	116	231
Property, plant & equipment, net	24	24
Intangible assets, net	813	976
Other assets	4	12

Total assets	$6,884	$7,559

Liabilities:
Accounts payable	$387	$467
Accrued liabilities	967	1,299
Accrued warranty	234	349
Deferred revenue	1,075	1,132

Total liabilities	$2,663	$3,247

Cash and Cash Equivalents.

We consider all highly liquid debt instruments with insignificant interest rate risk and an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist primarily of cash deposits in money market funds that are available for withdrawal without restriction.

Sales Returns Allowance and Allowance for Doubtful Accounts.

The Company estimates future product returns related to current period product revenue. We analyze historical returns, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowance. Significant management judgment and estimates must be made and used in connection with establishing the sales returns allowance in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. Our provision for sales returns is recorded net of the associated costs. The balance for the provision of sales returns was $0.1 million and $0.2 million as of December 31, 2011 and January 1, 2011, respectively.

Similarly management must make estimates regarding the uncollectability of accounts receivable. We are exposed to credit risk in the event of non-payment by customers to the extent of amounts recorded on the balance sheet. As of December 31, 2011, we had accounts receivable totaling $5.6 million, net of an allowance for doubtful accounts of $0.2 million. As of January 1, 2011, we had accounts receivable totaling $5.5 million, net of an allowance for doubtful accounts of $0.2 million. As sales levels change, the level of accounts receivable would likely also change. In addition, in the event that customers were to delay their payments to us, the levels of accounts receivable would likely increase. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on past payment history with the customer, analysis of the customer’s current financial condition, the aging of the accounts receivable balance, customer concentration and other known factors.

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

As part of our normal business, we generally utilize various finished goods inventory as either sales demos to facilitate the sale of our products to prospective customers, or as loaners that we allow our existing customers to use while we repair their products. The Company is amortizing these demos and loaners over an estimated useful life of four years. The amortization of the demos is charged to sales expense while the amortization on the loaners is charged to cost of revenues. The gross value of demos and loaners was $1.2 million and $1.1 million and the accumulated amortization was $0.5 million and $0.2 million as of December 31, 2011 and January 1, 2011, respectively. The amortization of demos and loaners is credited to cost of goods when such demos or loaners are sold.

Property and Equipment.

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight–line basis over the estimated useful lives of the assets, which is generally three years. Our net property and equipment was $0.3 million in both 2011 and 2010. We invested $0.2 million in property and equipment in both 2011 and 2010. Capital expenditures in fiscal 2011 have been primarily for software and computer equipment, manufacturing equipment and leasehold improvements. In fiscal 2010, capital expenditures have been primarily for software and computer equipment and manufacturing equipment.

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

Goodwill and intangible assets determined to have indefinite lives are not amortized, but are subject to an annual impairment test in accordance with ASC 350, Intangibles - Goodwill and Other. See Note 7 - Goodwill, in Notes to Consolidated Financial Statements. Intangible assets with definite lives are amortized over the useful life of the asset.

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

In international regions, we utilize distributors to market and sell our products. We recognize revenue upon shipment for sales to these independent, third party distributors as we have no continuing obligations subsequent to shipment. Generally our distributors are responsible for all marketing, sales, installation, training and warranty labor coverage for our products. Our standard terms and conditions do not provide price protection or stock retention rights to any of our distributors.

Taxes Collected from Customers and Remitted to Governmental Authorities.

Taxes collected from customers and remitted to governmental authorities are recognized on a net basis in the accompanying consolidated statements of operations.

Deferred Revenue.

Revenue related to service contracts is deferred and recognized on a straight line basis over the period of the applicable service period. Costs associated with these service arrangements are recognized as incurred. A reconciliation of the changes in the Company’s deferred revenue balances for the years ended December 31, 2011 and January 1, 2011 is provided as follows (in thousands):

FY 2009: Balance, January 2, 2010	$1,049
Additions to deferral	1,390
Revenue recognized	(1,437)

FY 2010: Balance, January 1, 2011	$1,002
Additions to deferral	1,403
Revenue recognized	(1,391)

FY 2011: Balance, December 31, 2011	$1,014

Warranty.

The Company accrues for estimated warranty costs upon shipment of products. Actual warranty costs incurred have not materially differed from the amounts accrued. The Company’s warranty policy is applicable to products which are considered defective in their performance or fail to meet the product specifications. Warranty costs are reflected in the statement of operations as cost of revenues. A reconciliation of the changes in the Company’s warranty liability for the years ended December 31, 2011 and January 1, 2011, is provided as follows (in thousands):

FY 2009: Balance, January 2, 2010	$567
Accruals for product warranties	176
Cost of warranty claims	(136)

FY 2010: Balance, January 1, 2011	$607
Accruals for product warranties	171
Cost of warranty claims	(222)

FY 2011: Balance, December 31, 2011	$556

Shipping and handling costs.

Our shipping and handling costs billed to customers are included in revenues and the associated expense is recorded in cost of revenues for all periods presented. Shipping and handling costs amounted to $0.3 million for each of the fiscal years 2011, 2010 and 2009, respectively.

Research and Development.

Research and development expenditures are charged to operations as incurred.

Advertising.

Advertising and promotion costs are expensed as they are incurred; such costs were approximately $0.3 million in 2011, $0.3 million in 2010, and $0.4 million in 2009 and are included in sales and marketing expenses in the accompanying consolidated statements of operations.

Income Taxes.

We account for income taxes in accordance with ASC 740, Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We evaluate annually the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. In 2011 and 2010, we have recorded a full valuation allowance for our deferred tax assets based on our past losses and uncertainty regarding our ability to project future taxable income. In future periods if we are able to generate income we may reduce or eliminate the valuation allowance.

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

Stock-based compensation expense for fiscal 2009 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of ASC 718. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of ASC 718. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award.

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

The Company markets its products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of our customers and maintains an allowance for potential credit losses. Historically, the Company has not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the years ended December 31, 2011, January 1, 2011, and January 2, 2010 no single customer accounted for greater than 10% of total sales. No single customer accounted for more than 10% of our net accounts receivable balance as of December 31, 2011 and January 1, 2011.

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

Net Income per Share.

Net income per share is computed in accordance with ASC 260, Earnings per Share. Basic net income per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents consist of incremental common shares issuable upon the exercise of stock options and the conversion of Series A Preferred Stock into common stock and are calculated under the treasury stock method. Common stock equivalent shares from unexercised stock options and the conversion of Series A Preferred Stock are excluded from the computation for periods in which the Company incurs a loss as their effect is anti-dilutive or if the exercise price of such options is greater than the average market price of the stock for the period. See Note 16 - Computation of Basic and Diluted Net Income Per Common Share, in Notes to Consolidated Financial Statements.

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

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. It does not, however, change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, in order to redeliberate the portion of the earlier ASU relating to presentation of reclassifications from other comprehensive income. Both updates are required for us the first quarter of 2012, applied retrospectively. As ASU 2011-05 and ASU 2011-12 are only presentation standards, we do not expect adoption of this standard to have a material impact on our financial position, results of operations, or cash flows.

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

In accordance with ASC 805, Business Combinations, the acquisition has been accounted for as a business combination. Under the purchase method of accounting, the assets acquired from Ocunetics, Inc. at the date of acquisition are recorded in the consolidated financial statements at their respective fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill in the amount of $60 thousand. This goodwill is expected to be non-deductible for tax purposes. The purchase price includes the fair value of the cash earn-out which is recorded as a long-term liability. No value was attributed to the contingent equity-based consideration because management does believes the likelihood of achieving the necessary targets in the future is remote. Costs incurred associated with the acquisition were immaterial. The financial results of Ocunetics, Inc. prior to the acquisition were immaterial for purposes of pro forma financial disclosures. As of the end of the reporting period, there has been no revenues or earnings generated by the acquiree since the acquisition date.

Identifiable intangible assets. Intangible assets included in the purchase price allocation consist of technology patents of $120 thousand, assigned an economic useful life whereby the economic value of the asset is its ability to provide the Company relief from royalty and is being amortized as a percentage of revenues generated per units sold.

Goodwill. Approximately $60 thousand has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. In accordance with ASC 350-20, goodwill, is not amortized but instead is tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, an accounting charge for the amount of impairment is incurred in the fiscal quarter in which the determination is made. The Company believes the goodwill realized was the result of a number of factors, including expected revenue growth opportunities for future products and the opportunity to commercialize acquired intellectual property.

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

Valuing certain components of the acquisition, including primarily identifiable intangible assets, goodwill, and the earn-out liability, required us to make estimates that may be adjusted in the future. As of December 31, 2011, the earn-out liability was remeasured and increased by $280 thousand as a result of the Company’s latest estimate of future performance. The additional expense was recorded as a charge to interest and other expense, net in the consolidated statement of operations.

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, and accounts payable at December 31, 2011 and January 1, 2011, approximate fair value because of the short maturity of these instruments.

As of December 31, 2011 and January 1, 2011, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

	FY 2011: December 31, 2011				FY 2010: January 1, 2011
	Fair Value Measurements				Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$10,133			$10,133	$8,158			$8,158
Liabilities:
Contingent consideration-cash			$765	$765			$380	$380

The Company’s Level 1 financial assets are money market funds whose fair values are based on quoted market prices. The Company does not have any Level 2 financial assets or liabilities. The Company’s Level 3 financial liabilities are related to the fair value of the contingent consideration (the earn-out to be paid in cash) in connection with the RetinaLabs and Ocunetics acquisition. At December 31, 2011, observable market information was not available to determine the fair value of the Company’s contingent consideration. Therefore, the fair value is based on valuation models that relied on Level 3 inputs including those that are based on probability of outcomes, expected cash flow streams, market discount rates and overall capital market liquidity. The valuation of the earn-out liability related to the RetinaLabs and Ocunetics acquisition are subject to uncertainties that are difficult to predict.

The following table provides a reconciliation of the beginning and ending balances of the contingent consideration – cash (Level 3 liabilities) (in thousands):

Balance as of January 1, 2011	$380
Addition of earn-out related to Ocunetics, Inc. acquisition	105
Change in fair value of contingent consideration	280

Balance as of December 31, 2011	$765

The change in the contingent consideration during fiscal year 2011 was due to the acquisition of Ocunetics and an increase in the fair value of the remaining RetinaLabs contingent consideration as a result of improving expectations of future cash flows.

5. Inventories

The components of the Company’s inventories are as follows (in thousands):

	FY 2011 December 31, 2011	FY 2010 January 1, 2011
Raw materials and work in process	$2,694	$2,941
Finished goods	3,965	2,691

Total inventories, net	$6,659	$5,632

6. Property and Equipment

The components of the Company’s property and equipment are as follows (in thousands):

	FY 2011 December 31, 2011	FY 2010 January 1, 2011
Equipment	$6,372	$6,211
Leasehold improvements	2,278	2,236
Less: accumulated depreciation and amortization	(8,325)	(8,111)

Property and equipment, net	$325	$336

Depreciation expense related to property and equipment was $0.2 million, $0.3 million thousand, and $0.4 million for the fiscal years 2011, 2010 and 2009, respectively.

7. Goodwill

The carrying value of goodwill was $0.5 million at December 31, 2011 and January 1, 2011. Change in goodwill for the year ended December 31, 2011 is presented in the following table (in thousands):

	FY 2011 December 31, 2011	FY 2010 January 1, 2011
Balance, beginning of period	$473	$0
Goodwill as a result of acquisition	60	473

Balance, end of period	$533	$473

The change in goodwill during fiscal year 2011 was due to the acquisition of Ocunetics, and the change in goodwill during fiscal year 2010 was due to the acquisition of RetinaLabs.

Goodwill is tested for impairment at least annually or whenever there is a change in circumstances that indicates the carrying value of these assets may be impaired. The determination of whether any potential impairment of goodwill exists is based upon a two-step impairment test performed in accordance with ASC 350, Intangibles – Goodwill and Other. There was no impairment of goodwill recognized during fiscal year 2011 and fiscal 2010.

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

The components of the Company’s purchased intangible assets as of December 31, 2011 are as follows (in thousands):

	Useful Lives	FY 2011 Annual Amortization	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Lives Remaining
Customer Relations	15 Years	$16	$240	$28	$212	13.4 Years
Patents	Varies	180	720	187	533	Varies

		$196	$960	$215	$745

The components of the Company’s purchased intangible assets as of January 1, 2011 are as follows (in thousands):

	Useful Lives	FY 2010 Annual Amortization	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Lives Remaining
Customer Relations	15 Years	$12	$240	$12	$228	14.4 Years
Patents	Varies	7	600	7	593	Varies

		$19	$840	$19	$821

Aggregate amortization expense for the fiscal years 2011 and 2010 were $196 thousand, and $19 thousand, respectively. There were no amortization expense in fiscal year 2009.

Estimated future amortization expense for purchased intangible assets is as follows (in thousands):

Fiscal Year:
2012	$295
2013	270
2014	16
2015	16
2016	16
Thereafter	132

Total	$745

9. Accrued Expenses

	FY 2011 December 31, 2011	FY 2010 January 1, 2011
The components of the Company’s accrued expenses are as follows (in thousands):
Income taxes payable	$210	$253
Sales and use tax payable	94	96
Distributor commission	274	288
Customer deposits	117	183
Royalties payable	126	25
Earn-out – short term	197	0
Other accrued expenses	902	593

Total accrued expenses	$1,920	$1,438

10. Bank Borrowings

The Company has a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“Lender”) providing for a $5.0 million secured revolving loan facility, with availability in certain circumstances, subject to an accounts receivable borrowing base formula. As of December 31, 2011, no funds have been requested or made available under the Loan Agreement.

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

The Loan Agreement contains covenants that include, among others, covenants that limit the Company’s and its subsidiaries’ ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on the Company’s capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. The Loan Agreement also contains a financial covenant requiring the Company to maintain a certain adjusted quick ratio. As of December 31, 2011, the Company was in compliance with all loan covenants.

11. Commitments and Contingencies

Lease Agreements.

The Company leases its operating facilities under a noncancelable operating lease. On December 22, 2009, the lease for the Mountain View, CA was amended and renewed to lease for an additional six year period beginning March 1, 2010 until February 28, 2015. The Company also leased office space in Lisses, France that was used for sales, service and support. In February 2012, this lease was assigned to Cutera, Inc. as part of the sale of our aesthetics business (see Note 17 - Subsequent Event). The lease is renewable annually and runs through 2018. The Company leased office space in Cwmbran, South Wales, which terminated in December 2009. Rent expense totaled $0.6 million for each of the fiscal years 2011, 2010 and 2009.

Future minimum lease payments under current operating leases at December 31, 2011 are summarized as follows (in thousands):

Fiscal Year	Operating Lease Payments
2012	$733
2013	763
2014	804
2015	129
2016	0

Total future minimum lease payments	$2,429

License Agreements.

The Company is obligated to pay royalties equivalent to 5% of sales on certain products under certain license agreements. Royalty expense was approximately $0.2 million $0.1 million and $0.1 million for the fiscal years 2011, 2010 and 2009, respectively.

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

Holders of Series A preferred stock have preferential rights to noncumulative dividends when and if declared by the Board of Directors. In the event of liquidation, the holders have preferential rights to liquidation payments in the amount of the original purchase price plus declared and unpaid dividends, if any. At December 31, 2011, the aggregate liquidation preference was $5,000,000.

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

During 2009 the holders of the Series A preferred stock and the Company agreed to amend the Form S-3 registration rights. The agreement changed the clause requiring the Company to file a Form S-3 registration statement within 90 days of becoming eligible to a right to request the Company file a Form S-3 registration statement any time after June 30, 2009. In consideration for extending the period during which the Company is not required to file a registration statement, the Company issued the holders of Series A preferred stock warrants to purchase an aggregate of 20,000 shares Common Stock at an exercise price of $0.01 per share. The warrants were exercised in fiscal year 2009. As of December 31, 2011, the Company has not received a request to file a Form S-3.

Stock-Based Compensation

1998 Stock Plan.

The 1998 Stock Plan (the 1998 Plan), as amended, provides for the granting to employees (including officers and employee directors) of incentive stock options and for the granting to employees (including officers and employee directors) and consultants of nonstatutory stock options, stock purchase rights (SPRs), restricted stock, restricted stock units, performance shares, performance units and stock appreciation rights. The exercise price of incentive stock options and stock appreciation rights granted under the 1998 Plan must be at least equal to the fair market value of the shares at the time of grant. With respect to any recipient who owns stock possessing more than 10% of the voting power of our outstanding capital stock, the exercise price of any option or SPR granted must be at least equal to 110% of the fair market value at the time of grant. Options granted under the 1998 Plan are exercisable at such times and under such conditions as determined by the Administrator; generally over a four year period. The maximum term of incentive stock options granted to any recipient must not exceed ten years; provided, however, that the maximum term of an incentive stock option granted to any recipient possessing more than 10% of the voting power of the Company’s outstanding capital stock must not exceed five years. In the case of SPRs, unless the Administrator determines otherwise, the Company has a repurchase option exercisable upon the voluntary or involuntary termination of the purchaser’s employment with the Company for any reason (including death or disability). Such repurchase option lapses at a rate determined by the Administrator. The purchase price for shares repurchased by the Company is the original price paid by the purchaser. In June of 2006, this plan was amended to shorten the contractual life of all option grants made after June 2006 to a seven year term. As of December 31, 2011 and January 1, 2011, no shares were subject to repurchase. The form of consideration for exercising an option or stock purchase right, including the method of payment, is determined by the Administrator. The 1998 Plan expired in February 2008.

Stand-Alone Options.

In February 2007, the Compensation Committee of the Company’s Board of Directors approved the grant of 235,000 non-qualified stock options, outside of the Company’s existing stock plans, to a total of 54 new employees, both domestic and international, hired in connection with the Company’s acquisition of the assets of the aesthetics business of Laserscope. The options were granted as of February 28, 2007 at an exercise price of $10.06 per share. As of December 31, 2011 there were 10,000 shares outstanding and exercisable under these options.

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

The following table summarizes information regarding activity in our stock option plans during the fiscal years ended 2011, 2010 and 2009:

Information with respect to activity under these option plans are set forth below (in thousands except share and per share data):

		Outstanding Options
	Shares Available for Grant	Number of Shares	Aggregate Price	Weighted Average Exercise Price
FY 2008: Balances, January 3, 2009	265,963	2,051,815	$9,876	$4.81
Additional shares reserved	872,735	0	0	0.00
Options granted	(280,416)	280,416	643	$2.29
Options exercised	0	(4,059)	(6)	$1.43
Options cancelled	744,664	(744,664)	(4,344)	$5.79
Options expired	(740,789)	0	0	0

FY 2009: Balances, January 2, 2010	862,157	1,583,508	$6,169	$3.91
Additional shares reserved	93,299	0	0	0
Options granted	(195,800)	195,800	780	$3.98
Options exercised	0	(34,558)	(88)	$2.54
Options cancelled	126,684	(126,684)	(955)	$7.54
Options expired	(126,203)	0	0	0

FY 2010: Balances, January 1, 2011	760,137	1,618,066	$5,906	$3.65
Additional shares reserved	63,063
Options granted	(319,900)	319,900	1,148	3.59
Options exercised	0	(99,291)	321	3.24
Options cancelled	72,274	(72,274)	353	4.88
Options expired	(70,353)	0	0	0

FY 2011: Balances, December 31, 2011	505,221	1,766,401	$7,728	$3.61

Restricted Stock Awards Granted
FY 2010: Balances, January 1, 2011	0	0	$0	$0
Stock awards granted	(100,315)	100,315	0	0

FY 2011: Balances, December 31, 2011	(100,315)	100,315	$0	$0

There were 2,271,622 shares reserved for future issuance under the stock option plans at December 31, 2011.

The following table summarizes information with respect to stock options outstanding and exercisable at December 31, 2011:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number of Shares Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable at December 31, 2011	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$0.82- $0.86	10,925	4.14	$0.83	7,211	$0.83	4.14
$0.90 - $0.90	182,532	3.76	$0.90	133,949	$0.90	3.95
$0.99 - $2.35	228,873	2.51	$2.31	208,905	$2.31	2.81
$2.38 - $2.78	229,449	2.88	$2.56	217,891	$2.56	3.17
$2.88 - $3.38	89,033	3.90	$3.09	59,993	$3.12	3.39
$3.40 - $3.40	210,555	5.29	$3.40	72,240	$3.40	3.15
$3.41 - $3.72	208,615	4.84	$3.61	70,189	$3.52	2.23
$3.75 - $4.43	224,473	4.97	$4.19	121,326	$4.18	4.75
$4.47 - $5.56	220,169	2.59	$5.27	220,169	$5.27	2.59
$5.69 - $10.06	161,777	2.24	$7.70	161,777	$7.70	2.32

$0.82 - $10.06	1,766,401	3.67	$3.61	1,273,650	$3.74	2.90

The determination of fair value of options granted by the Company is computed using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Employee Stock Option Plan
	FY 2011	FY 2010	FY 2009
Average risk free interest rate	0.98%	2.03%	1.76%
Expected life (in years)	4.70 years	4.75 years	3.35 years
Dividend yield	0	0	0
Average volatility	92.2%	88.2%	104.0%

The weighted average grant date fair value of option granted during 2011 as calculated using Black-Scholes was $2.47 per share.

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

The following table shows stock-based compensation expense included in Income from Continuing Operations in the Consolidated Statements of Operations for 2011, 2010 and 2009 (in thousands):

	FY 2011 Year Ended December 31, 2011	FY 2010 Year Ended January 1, 2011	FY 2009 Year Ended January 2, 2010
Cost of revenues	$60	$64	$75
Research and development	76	93	79
Sales and marketing	112	116	58
General and administrative	230	215	59

Total stock-based compensation expense-continuing operations	$478	$488	$271
Total stock-based compensation expense-discontinued operations	66	63	89

Total stock-based compensation expense	$544	$551	$360

Approximately $6 thousand, $6 thousand and $7 thousand of the stock based compensation expense recognized was capitalized into inventory as a component of overhead at December 31, 2011, January 1, 2011 and January 2, 2010, respectively.

Information regarding stock options outstanding, exercisable and expected to vest at December 31, 2011 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Options outstanding	1,766,401	$3.61	3.67	$1,306
Options vested and expected to vest	1,656,746	$3.64	3.56	$1,231
Options exercisable	1,273,650	$3.74	2.90	$1,033

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for fiscal years 2011, 2010 and 2009 were approximately $84 thousand, $46 thousand and $5 thousand, respectively.

As of December 31, 2011, there were $1.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements under both of the plans. The cost is expected to be recognized over a weighted average period of 2.92 years.

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

Information regarding the restricted stock units outstanding, vested and expected to vest as of December 31, 2011 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
As of December 31, 2011
Restricted stock units outstanding	90,189	1.84	$337
Restricted stock units vested and expected to vest	73,283	1.70	$274

The intrinsic value of the restricted stock units is calculated based on the closing price of IRIDEX shares as quoted on the Nasdaq Global Market on the last trading day of the year, December 30, 2011 of $3.74.

For the year ended December 31, 2011, the Company granted 100,315 shares of restricted units to the Board of Directors with a weighted average grant date fair value of approximately $355,000 or $3.54 per share. There were no restricted stock units or awards granted in 2010.

Information regarding the restricted stock awards activity during the year ended December 31, 2011 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	0	$0.00
Restricted stock awards granted	10,126	$3.95
Outstanding at December 31, 2011	10,126	$3.95

13. Employee Benefit Plan

The Company has a plan known as the IRIS Medical Instruments 401(k) Trust to provide retirement benefits through the deferred salary deductions for substantially all US employees. Employees may contribute up to 15% of their annual compensation to the plan, limited to a maximum amount set by the Internal Revenue Service. The plan also provides for Company contributions at the discretion of the Board of Directors. Prior to the start of fiscal 2009, the Company suspended the matching contributions. Subsequent to the year end the Company reinstated a Company match in the amount of 50% of employee contributions up to a maxium of $3 thousand per year.

14. Income Taxes

Pre-tax book income (loss) from continuing operations was comprised of the following:

	FY 2011 Year Ended December 31, 2011	FY 2010 Year Ended January 1, 2011	FY 2009 Year Ended January 2, 2010
United States	$2,438	$1,961	$1,804
Foreign	0	0	0

Total	$2,438	$1,961	$1,804

The provision for (benefit from) income taxes from continuing operations includes:

	FY 2011 Year Ended December 31, 2011	FY 2010 Year Ended January 1, 2011	FY 2009 Year Ended January 2, 2010
Current:
Federal	$267	$288	$256
State	30	20	6
Foreign	0	0	0

	297	308	262

Deferred:
Federal	0	0	0
State	0	0	0

Income tax provision	$297	$308	$262

The Company’s effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

	FY 2011 Year Ended December 31, 2011	FY 2010 Year Ended January 1, 2011	FY 2009 Year Ended January 2, 2010
Income tax provision at statutory rate	34%	34%	34%
State income taxes, net of federal benefit	(2%)	(1%)	3%
Permanent differences	0%	3%	11%
Research and development credits	(4%)	(4%)	(3%)
Change in valuation allowance	(16%)	(16%)	(30%)

Effective tax rate	12%	16%	15%

The tax effect of temporary differences and carry-forwards that give rise to significant portions of the net deferred tax assets are presented below (in thousands):

	FY 2011 December 31, 2011	FY 2010 January 1, 2011
Accruals and reserves	$2,775	$2,891
Deferred revenue	70	104
Fixed assets	488	587
Intangibles	6,959	7,304
Stock compensation	789	612
Net operating loss	120	120
Research and development credits	508	459
Other tax credits	1	37
Other	(10)	0

Net deferred tax asset	$11,700	$12,114
Valuation allowance	(11,700)	(12,114)

Net deferred tax assets	$0	$0

The Company has taxable income in 2011. While the Company has a recent history of income it is still in a position of a three year cumulative loss which is significant negative evidence against the realizability of its deferred tax assets. Management does not feel that it is more likely than not that the Company will be able to realize its deferred tax assets, and as such continues to record a full valuation allowance against deferred tax assets.

As of December 31, 2011, the Company had State net operating loss (“NOL”) carry forwards of $3.3 million. Of the total state NOL’s, $1.3 million relates to windfall stock option deductions which, when realized, will be credited to equity. The state losses will begin to expire in 2012. The state of California has suspended the ability of companies to utilize their net operating losses for tax years 2010 and 2011.

As of December 31, 2011, the Company had Federal and State research credit carry forwards of approximately $0.5 million and $1.3 million, respectively, available to offset future tax liabilities. The Federal credits will begin expiring in 2026 if not used. The state research credits do not expire.

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

As of December 31, 2011, the Company had accrued $67 thousand for payment of interest related to unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	FY 2011 Year Ended December 31, 2011	FY 2010 Year Ended January 1, 2011
Balance at the beginning of the year	$865	$637
Additions based upon tax positions related to the current year	58	67
Additions based upon tax positions related to the prior year	268	161

Balance at the end of the year	$1,191	$865

If the ending balance of $1.2 million of unrecognized tax benefits at December 31, 2011 were recognized, $0.3 million of the recognition would affect the income tax rate. The Company does not anticipate any material change in its unrecognized tax benefits of $0.9 million over the next twelve months. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business.

The Company files U.S. federal and state returns as well as foreign return in France. The tax years 2006 to 2011 remain open in several jurisdictions, none of which have individual significance.

15. Major Customers and Business Segments

The Company operates in one segment, ophthalmology. The Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service and support activities.

For fiscal years 2011, 2010 and 2009 no customer individually accounted for more than 10% of our revenue.

Revenue information shown by geographic region is as follows (in thousands):

	FY 2011 Year Ended December 31, 2011	FY 2010 Year Ended January 1, 2011	FY 2009 Year Ended January 2, 2010
United States	$18,447	$17,796	$17,962
Europe	8,940	8,954	8,002
Rest of Americas	2,287	2,198	1,683
Asia/Pacific Rim	3,485	3,360	3,385

	$33,159	$32,308	$31,032

Revenues are attributed to countries based on location of end customers. For fiscal years 2011, 2010 and 2009 no individual country accounted for more than 10% of the Company’s sales, except for the United States, which accounted for 55.6%, 55.2%, and 57.9% of sales in 2011, 2010, and 2009 respectively.

16. Computation of Basic and Diluted Net Income Per Common Share

A reconciliation of the numerator and denominator of basic and diluted net income per common share is provided as follows (in thousands, except per share amounts):

	FY 2011 Year Ended December 31, 2011	FY 2010 Year Ended January 1, 2011	FY 2009 Year Ended January 2, 2010
Numerator:
Income from continuing operations	$2,141	$1,653	$1,682
Income from discontinued operations	469	1,393	903

Net income	$2,610	$3,046	$2,585

Denominator:
Weighted average shares of common stock (basic)	8,958	8,943	8,840
Effect of dilutive preferred shares	1,000	1,000	1,000
Effect of dilutive stock options	245	183	100
Effect of dilutive contingent shares	22	8	0

Weighted average shares of common stock (diluted)	10,225	10,134	9,940

Per share data:
Basic net income per share:
Net income before discontinued operations	$0.24	$0.18	$0.19
Discontinued operations	0.05	0.16	0.10

Net income	$0.29	$0.34	$0.29

Diluted net income per share:
Net income before discontinued operations	$0.21	$0.16	$0.17
Discontinued operations	0.05	0.14	0.09

Net income	$0.26	$0.30	$0.26

The Company issued 500,000 shares of Series A Preferred Stock, convertible into 1 million shares of Common Stock in 2007. The effect of the conversion of the preferred shares into 1 million common shares is included in the computation of the diluted weighted average shares outstanding.

The Company excludes options from the computation of diluted weighted average shares outstanding if the exercise price of the options is greater than the average market price of the shares because the inclusion of these options would be anti-dilutive to earnings per share. Accordingly, at December 31, 2011 and January 1, 2011, respectively, stock options to purchase 713,462 and 809,997 shares were excluded from the computation of diluted weighted average shares outstanding.

On March 2, 2011, the Company purchased 75,698 shares of IRIDEX Common Stock from American Medical Systems Holdings, Inc. (AMS). These shares were the remaining holdings of IRIDEX Common Stock that were issued to AMS as part of the consideration for a 2007 transaction in which laser technologies and assets were purchased by IRIDEX from AMS.

17. Subsequent Event

In February 2012, we sold our aesthetics business to Cutera, Inc. for approximately $5.1 million. We have recast our financial information disclosed within this Form 10-K to show the results from our ophthalmology business as continuing operations and the results from our aesthetics business as discontinued operations. The Company has evaluated subsequent events and has concluded that no additional subsequent events that require disclosure in the financial statements have occurred since the year ended December 31, 2011.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 using the criteria for effective internal control over financial reporting as described in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2011.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Certain information required by Part III has been omitted from this Form 10-K. This information is instead incorporated herein by reference to our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders (the Proxy Statement), which we will file within 120 days after the end of our fiscal year pursuant to Regulation 14A in time for our Annual Meeting of Stockholders to be held June 13, 2012.

Item 10.	Directors and Executive Officers and Corporate Governance

Information regarding our directors is incorporated herein by reference to “Proposal One - Election of Directors - Nominees” in our Proxy Statement. The information concerning our current executive officers is incorporated herein by reference to “Executive Officers” in our Proxy Statement. Information regarding delinquent filers is incorporated by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement. Information regarding our code of business conduct and ethics is incorporated herein by reference to “Corporate Governance Matters - Code of Business Conduct and Ethics” in our Proxy Statement.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following documents are filed in Part II of this Annual Report on Form 10-K:

Page in Form 10-K Report

1. Financial Statements
Report of Independent Registered Public Accounting Firm	32
Consolidated Balance Sheets as of December 31, 2011 and January 1, 2011	33
Consolidated Statements of Operations for the years ended December 31, 2011, January 1, 2011 and January 2, 2010	34
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2011, January 1, 2011 and January 2, 2010	34
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, January 1, 2011 and January 2, 2010	35
Consolidated Statements of Cash Flows for the years ended December 31, 2011, January 1, 2011 and January 2, 2010	36
Notes to Consolidated Financial Statements	37

2. Financial Statement Schedule

The following financial statement schedule of IRIDEX Corporation for the years ended December 31, 2011, January 1, 2011 and January 2, 2010 is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of IRIDEX Corporation

Schedule II - Valuation and Qualifying Accounts	61

Other schedules have been omitted because they are either not required, not applicable, or the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits

Exhibit Index

Exhibits	Exhibit Title

2.1(17)	Asset Purchase Agreement by and among Cutera, Inc., Registrant, and U.S. Bank, National Association, as Escrow Agent, dated December 30, 2011.

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2(2)	Amended and Restated Bylaws of Registrant.

4.1(3)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock.

4.2(3)	Investor Rights Agreement, dated as of August 31, 2007, by and among the Company, BlueLine Capital Partners, LP; BlueLine Capital Partners III, LP and BlueLine Capital Partners II, LP.

4.3(4)	Amendment No. 1 to Investor Rights Agreement, dated as of March 31, 2009.

10.1(1)	Form of Indemnification Agreement with directors and officers.

10.2(5)	Lease Agreement dated December 6, 1996 by and between Zappettini Investment Co. and the Registrant, as amended pursuant to Amendment No. 1 dated September 15, 2003 and Amendment No. 2 dated December 22, 2008.

10.3(6)*	1995 Director Option Plan.

10.4(7)*	1998 Stock Plan.

10.5(8)*	2005 Employee Stock Purchase Plan.

10.6(7)*	2008 Equity Incentive Plan.

10.7(9)*	Form of 2008 Equity Incentive Plan Option Agreement.

10.8(10)*	Form of Stand-alone stock option agreement.

10.9(5)*	Change of Control Severance Agreement by and between the Company and James Mackaness, dated January 22, 2008.

10.10(11)	Settlement Agreement, dated April 6, 2007, by and among Synergetics, Inc., Synergetics USA, Inc. and IRIDEX Corporation.

10.11(3)	Securities Purchase Agreement, dated August 31, 2007, by and among BlueLine Capital Partners, LP, BlueLine Capital Partners III, LP, BlueLine Capital Partners II, LP and IRIDEX Corporation.

10.12(12)	Loan and Security Agreement, dated as of June 11, 2010, between Silicon Valley Bank and the Company.

10.13(4)	Common Stock Purchase Warrant, dated March 31, 2009, issued to BlueLine Capital Partners, LP.

10.14(4)	Common Stock Purchase Warrant, dated March 31, 2009, issued to BlueLine Capital Partners II, LP.

10.15(4)	Common Stock Purchase Warrant, dated March 31, 2009, issued to BlueLine Capital Partners II, LP.

10.16(13)*	2011 Bonus Plan Summary.

10.17(14)*	2012 Bonus Plan Summary.

10.18(15)*	Employment Agreement by and between Registrant and Dominik Beck, dated as of August 16, 2011.

10.19(15)*	Executive Transition Agreement by and between Registrant and Theodore A. Boutacoff, dated October 10, 2011.

10.20(16)*	Form of 2008 Equity Incentive Plan Restricted Stock Award Agreement.

10.21(16)*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Agreement.

21.1(1)	Subsidiaries of Registrant.

23.1	Consent of Burr Pilger Mayer Inc., Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See page 62).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Exhibits filed with the Registration Statement on Form SB-2 (No. 333-00320-LA) which was declared effective on February 15, 1996.
(2)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on November 21, 2007.
(3)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on September 7, 2007.
(4)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on April 6, 2009.
(5)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-K for the year ended January 3, 2009.
(6)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Registration Statement on Form S-8 on August 3, 2004.
(7)	Incorporated by reference to the definitive proxy statement on Schedule 14A filed on May 4, 2009.
(8)	Incorporated by reference to the appendix filed with the Registrant’s Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders which was filed on April 30, 2004.
(9)	Incorporated by reference to Exhibit 99.1 filed with Registrant’s Registration Statement on Form S-8 on November 21, 2008.
(10)	Incorporated by reference to Exhibit 99.(d)(5) filed with the Registration Statement on Form SC TO-I July 30, 2009.
(11)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2007.
(12)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on June 16, 2010.

(13)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Report on Form 8-K on March 10, 2011.
(14)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Report on Form 8-K on February 21, 2012.
(15)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on October 12, 2011.
(16)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-Q for the quarter ended July 2, 2011.
(17)	Incorporated by reference to the Exhibit 2.1 filed with the Registrant’s Report on Form 8-K on January 4, 2012.

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

Schedule II

IRIDEX CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of The Period	Additions	Deductions	Balance at End of The Period
FY 2009: Balance for the year ended January 2, 2010:
Allowance for doubtful accounts receivable	$49	$174	$0	$223
Provision for inventory	$1,635	$322	$(550)	$1,407
FY 2010: Balance for the year ended January 1, 2011:
Allowance for doubtful accounts receivable	$223	$0	$(36)	$187
Provision for inventory	$1,407	$143	$(337)	$1,213
FY 2011: Balance for the year ended December 31, 2011:
Allowance for doubtful accounts receivable	$187	$14	$(39)	$162
Provision for inventory	$1,213	$217	$0	$1,430

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 30th day of March 2012.

IRIDEX CORPORATION

By:	/S/ DR. DOMINIK BECK
Dr. Dominik Beck
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Dominik Beck and James H. Mackaness, jointly and severally, their attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign on behalf of the undersigned any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and each of the undersigned does hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. DOMINIK BECK (Dr. Dominik Beck)	President, and Chief Executive Officer (Principal Executive Officer)	March 30, 2012

/S/ JAMES H. MACKANESS (James H. Mackaness)	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2012

/S/ SANFORD FITCH (Sanford Fitch)	Director	March 30, 2012

/S/ GARRETT A. GARRETTSON (Garrett A. Garrettson)	Director	March 30, 2012

/S/ JAMES B. HAWKINS (James B. Hawkins)	Director	March 30, 2012

/S/ WILLIAM M. MOORE (William M. Moore)	Chairman of the Board	March 30, 2012

/S/ RUËDIGER NAUMANN-ETIENNE (Ruëdiger Naumann-Etienne)	Director	March 30, 2012

Exhibit Index

Exhibits	Exhibit Title
2.1(17)	Asset Purchase Agreement by and among Cutera, Inc., Registrant, and U.S. Bank, National Association, as Escrow Agent, dated December 30, 2011.

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2(2)	Amended and Restated Bylaws of Registrant.

4.1(3)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock.

4.2(3)	Investor Rights Agreement, dated as of August 31, 2007, by and among the Company, BlueLine Capital Partners, LP; BlueLine Capital Partners III, LP and BlueLine Capital Partners II, LP.

4.3(4)	Amendment No. 1 to Investor Rights Agreement, dated as of March 31, 2009.

10.1(1)	Form of Indemnification Agreement with directors and officers.

10.2(5)	Lease Agreement dated December 6, 1996 by and between Zappettini Investment Co. and the Registrant, as amended pursuant to Amendment No. 1 dated September 15, 2003 and Amendment No. 2 dated December 22, 2008.

10.3(6)*	1995 Director Option Plan.

10.4(7)*	1998 Stock Plan.

10.5(8)*	2005 Employee Stock Purchase Plan.

10.6(7)*	2008 Equity Incentive Plan.

10.7(9)*	Form of 2008 Equity Incentive Plan Option Agreement.

10.8(10)*	Form of Stand-alone stock option agreement.

10.9(5)*	Change of Control Severance Agreement by and between the Company and James Mackaness, dated January 22, 2008.

10.10(11)	Settlement Agreement, dated April 6, 2007, by and among Synergetics, Inc., Synergetics USA, Inc. and IRIDEX Corporation.

10.11(3)	Securities Purchase Agreement, dated August 31, 2007, by and among BlueLine Capital Partners, LP, BlueLine Capital Partners III, LP, BlueLine Capital Partners II, LP and IRIDEX Corporation.

10.12(12)	Loan and Security Agreement, dated as of June 11, 2010, between Silicon Valley Bank and the Company.

10.13(4)	Common Stock Purchase Warrant, dated March 31, 2009, issued to BlueLine Capital Partners, LP.

10.14(4)	Common Stock Purchase Warrant, dated March 31, 2009, issued to BlueLine Capital Partners II, LP.

10.15(4)	Common Stock Purchase Warrant, dated March 31, 2009, issued to BlueLine Capital Partners II, LP.

10.16(13)*	2011 Bonus Plan Summary.

10.17(14)*	2012 Bonus Plan Summary.

10.18(15)*	Employment Agreement by and between Registrant and Dominik Beck, dated as of August 16, 2011.

10.19(15)*	Executive Transition Agreement by and between Registrant and Theodore A. Boutacoff, dated October 10, 2011.

10.20(16)*	Form of 2008 Equity Incentive Plan Restricted Stock Award Agreement.

10.21(16)*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Agreement.

21.1(1)	Subsidiaries of Registrant.

23.1	Consent of Burr Pilger Mayer Inc., Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See page 62).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Exhibits filed with the Registration Statement on Form SB-2 (No. 333-00320-LA) which was declared effective on February 15, 1996.
(2)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on November 21, 2007.
(3)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on September 7, 2007.
(4)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on April 6, 2009.
(5)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-K for the year ended January 3, 2009.
(6)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Registration Statement on Form S-8 on August 3, 2004.
(7)	Incorporated by reference to the definitive proxy statement on Schedule 14A filed on May 4, 2009.
(8)	Incorporated by reference to the appendix filed with the Registrant’s Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders which was filed on April 30, 2004.
(9)	Incorporated by reference to Exhibit 99.1 filed with Registrant’s Registration Statement on Form S-8 on November 21, 2008.
(10)	Incorporated by reference to Exhibit 99.(d)(5) filed with the Registration Statement on Form SC TO-I July 30, 2009.
(11)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2007.
(12)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on June 16, 2010.
(13)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Report on Form 8-K on March 10, 2011.
(14)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Report on Form 8-K on February 21, 2012.
(15)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on October 12, 2011.
(16)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-Q for the quarter ended July 2, 2011.
(17)	Incorporated by reference to the Exhibit 2.1 filed with the Registrant’s Report on Form 8-K on January 4, 2012.