Form 10-Q
period 2012-03-31
IRIDEX CORP
filed 2012-05-07
CIK 1006045

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock, $.01 par value, issued and outstanding as of April 27, 2012 was 8,996,779.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

IRIDEX Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share and per share data)

	March 31, 2012	December 31, 2011 (1)
ASSETS
Current assets:
Cash and cash equivalents	$13,856	$10,789
Accounts receivable, net of allowance for doubtful accounts of $138 at Mar. 31, 2012 and $162 at Dec. 31, 2011	5,142	5,551
Inventories, net	7,038	6,659
Prepaid expenses and other current assets	1,172	464
Current assets of discontinued operations	1,398	6,043

Total current assets	28,606	29,506
Property and equipment, net	378	325
Other intangible assets, net	700	745
Goodwill	533	533
Other long-term assets	183	199
Restricted cash related to discontinued operations	510	0
Non-current assets of discontinued operations	9	841

Total assets	$30,919	$32,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,544	$1,580
Accrued compensation	1,487	1,180
Accrued expenses	1,203	1,920
Accrued warranty	539	556
Deferred revenue	907	1,014
Current liabilities of discontinued operations	259	2,663

Total current liabilities	5,939	8,913
Long-term liabilities:
Other long-term liabilities	719	810

Total liabilities	6,658	9,723

Stockholders’ equity:
Convertible preferred stock, $0.01 par value:
Authorized: 2,000,000 shares;
Issued and outstanding: 500,000 shares at Mar. 31, 2012 and at Dec. 31, 2011	5	5
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding: 8,959,097 and 8,917,824 shares at Mar. 31, 2012 and Dec. 31, 2011, respectively	93	92
Additional paid-in capital	42,414	42,032
Accumulated other comprehensive loss	0	(35)
Treasury stock, at cost	(1,266)	(1,078)
Accumulated deficit	(16,985)	(18,590)

Total stockholders’ equity	24,261	22,426

Total liabilities and stockholders’ equity	$30,919	$32,149

(1)	Derived from the consolidated audited financial statements included in our annual report filed on Form 10-K with the SEC for the year ended December 31, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended
	March 31, 2012	April 2, 2011
Total revenues	$8,305	$8,196
Cost of revenues	4,319	4,112

Gross profit	3,986	4,084

Operating expenses:
Research and development	1,182	963
Sales and marketing	1,864	1,778
General and administrative	1,176	1,083

Total operating expenses	4,222	3,824

(Loss) income from continuing operations	(236)	260
Other (expense) income, net	(27)	4

(Loss) income from continuing operations before income taxes	(263)	264
Provision for income tax expense	2	79

(Loss) income from continuing operations	(265)	185

(Loss) income from discontinued operations, net of tax	(162)	381
Gain on sale of discontinued operations, net of tax	2,032	0

Income from discontinued operations, net of tax	1,870	381

Net income	$1,605	$566

Net (loss) income per share:
Basic
Continuing operations	$(0.03)	$0.02
Discontinued operations	0.21	0.04

Net income	$0.18	$0.06

Diluted
Continuing operations	$(0.03)	$0.02
Discontinued operations	0.21	0.04

Net income	$0.18	$0.06

Weighted average shares used in computing net income per common share
Basic	8,933	8,964

Diluted	8,933	10,215

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended
	March 31, 2012	April 2, 2011
Net income	$1,605	$566
Foreign currency translation adjustments	0	(23)
Recognition of accumulated foreign currency translation loss related to sale of foreign operations	35	0

Comprehensive income	$1,640	$543

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended
	March 31, 2012	April 2, 2011
Operating activities:
Net income	$1,605	$566
Less income from discontinued operations	1,870	381

(Loss) income from continuing operations	(265)	185
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	113	73
Change in fair value of earn-out liability	29	0
Stock compensation cost recognized	147	129
Provision for doubtful accounts	(24)	(12)
Provision for inventory reserves	67	(18)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	433	(554)
Inventories	(446)	(157)
Prepaid expenses and other current assets	(708)	(46)
Other long-term assets	16	(53)
Accounts payable	(36)	(96)
Accrued compensation	307	(172)
Accrued expenses	(751)	(7)
Accrued warranty	(17)	13
Deferred revenue	(107)	(12)
Other long-term liabilities	(86)	0

Net cash used in operating activities	(1,328)	(727)

Investing activities:
Acquisition of property and equipment	(121)	(36)

Net cash used in investing activities	(121)	(36)

Cash flows from financing activities:
Proceeds from stock option exercises	236	112
Repurchase of common stock	(188)	(302)

Net cash provided by (used in) financing activities	48	(190)

Net cash (used in) provided by operating activities from discontinued operations	(199)	836
Net cash provided by in investing activities from discontinued operations	4,632	0
Net cash provided by financing activities from discontinued operations	0	0
Effect of foreign exchange rate changes from discontinued operations	35	0

Net cash provided by discontinued operations	4,468	836

Net increase (decrease) in cash and cash equivalents	3,067	(117)
Cash and cash equivalents, beginning of year	10,789	8,347

Cash and cash equivalents, end of year	$13,856	$8,230

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$13	$5
Interest paid	$0	$0

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IRIDEX Corporation (“the Company,” “we,” “our,” or “us”) have been prepared in accordance with generally accepted accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on March 30, 2012. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results for the year ending December 29, 2012 or any future interim period.

2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 30, 2012.

Reclassifications.

In February 2012, we completed the sale of our aesthetics business to Cutera, Inc. In accordance with US GAAP, we have recasted our financial information disclosed within this Form 10-Q to show the results from our ophthalmology business as continuing operations and the results from our aesthetics business as discontinued operations.

Discontinued operations.

Discontinued operations are presented and accounted for in accordance with Accounting Standards Certification (“ASC”) 360, “Impairment or Disposal of Long-Lived Assets,” (“ASC 360”). When a qualifying component of the Company is disposed of or has been classified as held for sale, the operating results of that component are removed from continuing operations for all periods presented and displayed as discontinued operations if: (a) elimination of the component’s operations and cash flows from the Company’s ongoing operations has occurred (or will occur) and (b) significant continuing involvement by the Company in the component’s operations does not exist after the disposal transaction.

In February 2012, we sold our aesthetics business to Cutera, Inc. The operating results and the associated assets and liabilities of our aesthetics business have been classified as discontinued operations for all periods presented under the requirements of ASC 360. The Company received $5.1 million in net cash and recorded a net pre-tax gain on the sale of $1.1 million before income taxes, which is included in income from discontinued operations, net of tax, in the Company’s condensed consolidated statement of operations.

The following table displays summarizes activities for discontinued operations during the three months ended March 31, 2012 and April 2, 2011.

	Three Months Ended
(in thousands)	March 31, 2012	April 2, 2011
Net sales	$929	$3,016
(Loss) gain from discontinued operations	$(162)	$400
Gain on sales of aesthetics business, net	$1,149	$0
Income before income taxes	$987	$400
Income tax benefit (expense)	$883	$(19)
Income from discontinued operations, net of tax	$1,870	$381

A summary of the assets and liabilities of discontinued operations as of March 31, 2012 and December 31, 2011 is provided as follows (in thousands):.

	March 31, 2012	December 31, 2011
Assets:
Cash	$126	$382
Accounts receivable, net	1,045	2,065
Inventory, net	175	3,480
Other current assets	52	116

Total current assets	1,398	6,043

Restricted cash	510	0

Property, plant & equipment, net	9	24
Intangible assets, net	0	813
Other assets	0	4

Total non-current assets	9	841

Total assets	$1,917	$6,884

Liabilities:
Accounts payable	$19	$387
Accrued liabilities	240	967
Accrued warranty	0	234
Deferred revenue	0	1,075

Total liabilities	$259	$2,663

Revenue Recognition.

Our revenues arise from the sale of laser consoles, delivery devices, consumables and service and support activities. Revenue from product sales is recognized upon receipt of a purchase order and product shipment provided that no significant obligations remain and collection of the receivables is reasonably assured. Shipments are generally made with Free-On-Board (FOB) shipping point terms, whereby title passes upon shipment from our dock. Any shipments with FOB receiving point terms are recorded as revenue when the shipment arrives at the receiving point. Cost is recognized as product sales revenue is recognized. The Company’s sales may include post-sales obligations for training or other deliverables. For revenue arrangements such as these, we recognize revenue in accordance with ASC 605, Revenue Recognition, Multiple-Element Arrangements. The Company allocates revenue among deliverables in multiple-element arrangements using the relative selling price method. Revenue allocated to each element is recognized when the basic revenue recognition criteria is met for each element. The Company is required to apply a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (VSOE), (ii) third-party evidence of selling price (TPE) and (iii) best estimate of the selling price (ESP). In general, the Company is unable to establish VSOE or TPE for all of the elements in the arrangement; therefore, revenue is allocated to these elements based on the Company’s ESP, which the Company determines after considering multiple factors such as management approved pricing guidelines, geographic differences, market conditions, competitor pricing strategies, internal costs and gross margin objectives. These factors may vary over time depending upon the unique facts and circumstances related to each deliverable. As a result, the Company’s ESP for products and services could change. Revenues for post-sales obligations are recognized as the obligations are fulfilled.

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

Deferred Revenue

Revenue related to extended service contracts is deferred and recognized on a straight line basis over the period of the applicable service contract. Costs associated with these service arrangements are recognized as incurred. A reconciliation of the changes in the Company’s deferred revenue balance for the three months ended March 31, 2012 and April 2, 2011 is as follows:

	Three Months Ended
(in thousands)	March 31, 2012	April 2, 2011
Balance, beginning of period	$1,014	$1,002
Additions to deferral	148	369
Revenue recognized	(255)	(381)

Balance, end of period	$907	$990

Warranty

The Company accrues for estimated warranty cost upon shipment of products. Actual warranty costs incurred have not materially differed from those accrued. The Company’s warranty policy is applicable to products which are considered defective in their performance or fail to meet the product specifications. Warranty costs are reflected in the statement of operations as cost of revenues. A reconciliation of the changes in the Company’s warranty liability for the three months ended March 31, 2012 and April 2, 2011 is as follows:

	Three Months Ended
(in thousands)	March 31, 2012	April 2, 2011
Balance, beginning of period	$556	$607
Accruals for product warranties	42	42
Cost of warranty claims and adjustments	(59)	(29)

Balance, end of period	$539	$620

Goodwill

Goodwill is tested for impairment at least annually in our second quarter or whenever there is a change in circumstances that indicates the carrying value of these assets may be impaired. The determination of whether any potential impairment of goodwill exists is based upon a two-step impairment test performed in accordance with ASC 350, Intangibles—Goodwill and Other. The carrying value of goodwill was $533 thousand at March 31, 2012 and December 31, 2011. The Company did not record any impairment of goodwill for the three months ended March 31, 2012 and April 2, 2011.

Intangible Assets

The purchase method of accounting for acquisitions requires estimates and assumptions to allocate the purchase price to the fair value of net tangible and intangible assets acquired. The amounts allocated to, and the useful lives estimated for, intangible assets, affect future amortization. There are a number of generally accepted valuation methods used to estimate fair value of intangible assets, and we primarily use a discounted cash flow method, which requires management judgment to forecast the future operating results and to estimate the discount factors used in the analysis. An asset is considered impaired if its carrying amount exceeds the value of future net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. The Company did not record any impairment for the three months ended March 31, 2012 and April 2, 2011.

Future changes in events or circumstances, such as an inability to achieve the cash flows determined above, may indicate that the recorded value of the intangible assets will not be recovered through future cash flows and the Company may be required to record an impairment charge for the intangible assets or modify the period of expected lives for the intangible assets.

Intangible assets consist of the following (in thousands):

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Life
Patents	$720	$228	$492	$720	$187	$533	Varies
Customer Relations	240	32	208	240	28	212	13.4 years

	$960	$260	$700	$960	$215	$745

Amortization expense totaled $45 thousand and $8 thousand for the three months ended March 31, 2012 and April 2, 2011, respectively.

Future estimated amortization expense (in thousands):
2012 (nine months)	$194
2013	257
2014	85
2015	16
2016	16
Thereafter	132

Total	$700

Stock Repurchases

In May 2011, the Company approved a stock repurchase program authorizing the Company to purchase in open market or privately negotiated transactions, up to $2.0 million worth of our common stock, from time to time during the next 12 months. In February 2012, the Company approved an extension of its stock repurchase program authorizing the Company to purchase up to $4.0 million worth of our common stock, from time to time prior to March 2013. For the three months ended March 31, 2012, the Company has purchased 46,528 shares at an average price of $4.10 per share. As of March 31, 2012, the Company still has the authorization to purchase up to $3.4 million in common shares under the stock repurchase program. See Item 2, Unregistered Sales of Equity Securities and Use of Proceeds in Part II, Other Information, for additional information. In March 2011, the Company purchased the remaining 75,698 shares of our common stock held by American Medical Systems Holdings, Inc (AMS) that were issued to AMS as part of a 2007 purchase transaction at $4.00 per share.

Recently Issued and Adopted Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This standard is intended to simplify how entities test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more likely than not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company adopted this standard in the first quarter of fiscal year 2012 and it did not have a material effect on its financial position, results of operations, or cash flows.

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. It does not, however, change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, in order to redeliberate the portion of the earlier ASU relating to presentation of reclassifications from other comprehensive income. Both updates are required for us the first quarter of 2012, applied retrospectively. As ASU 2011-05 and ASU 2011-12 are only presentation standards, these standards did not have a material impact on our financial position, results of operations, or cash flows.

3.  Business Combinations

Ocunetics, Inc:

On September 15, 2011, the Company acquired certain assets of Ocunetics, Inc. The purchase price for the acquired assets consisted of $75 thousand in cash consideration and an earn-out provision with an estimated fair value of $105 thousand. The earn-out is tied to future revenues and could result in additional cash and share consideration being paid to Ocunetics, Inc. based on the future performance of the acquired products and intellectual property.

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

Goodwill. Approximately $60 thousand has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. In accordance with ASC 350-20, goodwill is not amortized but instead is tested for impairment at least annually in our second quarter (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, an accounting charge for the amount of impairment is incurred in the fiscal quarter in which the determination is made. The Company believes the goodwill realized was the result of a number of factors, including expected revenue growth opportunities for existing products and the opportunity to commercialize acquired intellectual property.

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

4. Inventories,	net

The components of the Company’s inventories as of March 31, 2012 and December 31, 2011 are as follows:

(in thousands)	March 31, 2012	December 31, 2011
Raw materials and work in process	$4,173	$2,694
Finished goods	2,865	3,965

Total inventories	$7,038	$6,659

5. Fair	Value Measurement

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, and accounts payable at March 31, 2012 and December 31, 2011, approximate fair value because of the short maturity of these instruments.

As of March 31, 2012 and December 31, 2011, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

	March 31, 2012				December 31, 2011
	Fair Value Measurements				Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$13,135	0	0	$13,135	$10,133	0	0	$10,133
Liabilities:
Earn-out-cash	$0	0	708	$708	$0	0	765	$765

The Company’s Level 1 financial assets are money market funds whose fair values are based on quoted market prices. The Company does not have any Level 2 financial assets or liabilities. The Company’s Level 3 financial liabilities are related to the fair value of the contingent consideration (the earn-out to be paid in cash) in connection with the RetinaLabs and Ocunetics, Inc. acquisitions. At March 31, 2012, observable market information was not available to determine the fair value of the Company’s liability. Therefore, the fair value is based on valuation models that relied on Level 3 inputs including those that are based on probability of outcomes, expected cash flow streams, market discount rates and overall capital market liquidity. The valuation of the earn-out liability related to the RetinaLabs and Ocunetics, Inc. acquisitions is subject to uncertainties that are difficult to predict.

The following table provides a reconciliation of the beginning and ending balances of the earn-out – cash (Level 3 liabilities) (in thousands):

	March 31, 2012	December 31, 2011
Balance at the beginning of the period	$765	$380
Addition of earn-out - cash related to Ocunetics, Inc. acquisition	0	105
Payment made on earn-out - RetinaLabs	(86)	0
Change in fair value of contingent consideration	29	280

Balance at the end of the period	$708	$765

6. Bank	Borrowings

The Company has a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“Lender”) providing for a $5.0 million secured revolving loan facility, with availability in certain circumstances subject to an accounts receivable borrowing base formula. As of March 31, 2012, no loans have been requested or made under the Loan Agreement.

Borrowings under the revolving loan facility accrue interest at a per annum rate equal to the Lender’s prime rate as in effect from time to time plus a margin, subject to a minimum interest rate of 4.00%. Interest on borrowings under the revolving loan facility is payable monthly. The Company may borrow, repay and reborrow funds under the revolving loan facility until June 11, 2012, at which time the revolving loan facility matures and all outstanding amounts must be repaid. In certain circumstances, the Company may be required to immediately repay principal amounts outstanding when it receives payments on its accounts receivable. On June 11, 2011, the Company paid the annual non-refundable commitment fee of $12,500. In the event the Company elects to terminate the revolving loan facility before the maturity date, the Company is required to pay a fee in the amount of $50,000.

All obligations under the Loan Agreement are secured by substantially all of the property of the Company, excluding the Company’s intellectual property but including any proceeds derived from the Company’s intellectual property.

The Loan Agreement contains covenants that include, among others, covenants that limit the Company’s and its subsidiaries’ ability to dispose of assets, enter into mergers or acquisitions, incur indebtedness, incur liens, pay dividends or make distributions on the Company’s capital stock, make investments or loans, and enter into certain affiliate transactions, in each case subject to customary exceptions for a credit facility of this size and type. The Loan Agreement also contains a financial covenant requiring the Company to maintain a certain adjusted quick ratio. As of March 31, 2012, the Company was in compliance with all the loan covenants.

7. Stock	Based Compensation

2008 Equity Incentive Plan

For the three months ended March 31, 2012, the only active share-based compensation plan was the 2008 Equity Incentive Plan (the “Incentive Plan”). The terms of awards granted during the three months ended March 31, 2012 were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Summary of Stock Options

The following table summarizes information regarding activity in our stock option plan during the three months ended March 31, 2012:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2011	1,766,401	$3.63
Granted	15,300	$4.21
Exercised	(87,801)	$2.69
Canceled or forfeited	(23,376)	$3.18

Outstanding at March 31, 2012	1,670,524	$3.69	$1,957

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of March 30, 2012, that would have been received by option holders had all option holders exercised their stock options as of that date.

The weighted-average grant date fair value of the options granted under the Company’s stock plans as calculated using Black-Scholes was $2.88 and $2.58 per share for the three months ended March 31, 2012 and April 2, 2011, respectively.

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	Three Months Ended
	March 31, 2012	April 2, 2011
Average risk free interest rate	0.92%	2.14%
Expected life (in years)	4.55 years	4.75 years
Dividend yield	0.0%	0.0%
Average volatility	93%	91%

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

The following table shows stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and April 2, 2011 (in thousands):

	Three Months Ended
	March 31, 2012	April 2, 2011
Cost of revenues	$18	$14
Research and development	19	21
Sales and marketing	29	27
General and administrative	81	54

	$147	$116

Approximately $9 thousand and $7 thousand of the stock based compensation expense recognized was capitalized into inventory as a component of overhead at March 31, 2012 and April 2, 2011, respectively.

Information regarding stock options outstanding, exercisable and expected to vest at March 31, 2012 is summarized below:

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining Contractual	Intrinsic Value
	Shares	Exercise Price	Life (Years)	(thousands)
Options outstanding	1,670,524	$3.69	3.60	$1,957
Options vested and expected to vest	1,565,335	$3.71	3.46	$1,838
Options exercisable	1,236,446	$3.79	2.80	$1,506

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of March 30, 2012, that would have been received by option holders had all option holders exercised their stock options as of that date. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the three months ended March 31, 2012 and April 2, 2011 were approximately $127 thousand and $19 thousand, respectively.

As of March 31, 2012, there was $935 thousand of total unrecognized compensation cost, net of forfeitures, related to non-vested share-based compensation arrangements under the Incentive Plan. The cost is expected to be recognized over a weighted average period of 2.87 years.

Summary of Restricted Stock Units and Awards

The Company recognizes the estimated compensation expense of restricted stock units and awards, net of estimated forfeitures, over the vesting term. The estimated compensation expense is based on the fair value of the Company’s common stock on the date of grant.

Information regarding the restricted stock units outstanding, vested and expected to vest as of March 31, 2012 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Restricted stock units outstanding	90,189	1.59	$398
Restricted stock units vested and expected to vest	71,645	1.44	$316

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of March 30, 2012, that would have been received by option holders had all option holders exercised their stock options as of that date. There were no restricted stock units granted, vested, released and or forfeited for the three months ended March 31, 2012 and April 2, 2011.

There were no restricted stock awards granted, vested, released and or forfeited for the three months ended March 31, 2012 and April 2, 2011. There were 10,126 shares outstanding at March 31, 2012 with a weighted average grant date fair value of $3.95.

8.  Income Taxes

Provision for Income Tax

Under ASC topic–740-270, Interim Reporting-Income Taxes, we are required to make our best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. An exception applied to the current quarter as the Company was not able to provide a sufficiently precise forecast of taxable income for the year primarily due to the sale of the aesthetics business. The Company recorded, for continuing operations, a provision for income tax of $2 thousand for the three months ended March 31, 2012 and $79 thousand for the three months ended April 2, 2011. The decrease of income tax was primarily due to the decrease in taxable income in the current quarter. The Company also incurred a tax loss from disposal of discontinued operations in the current quarter and recorded a tax benefit of approximately $0.6 million primarily due to the anticipation of carrying back the loss to 2010 and 2011.

Deferred Income Taxes

The Company accounts for income taxes in accordance with ASC topic 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2011, the Company had a deferred tax asset of approximately $11.7 million which is fully offset by a valuation allowance. When realized, the asset will be reflected on the Company’s balance sheet and the reversal of the corresponding valuation allowance will result in a tax benefit being recorded in the statement of operations in the respective period.

Uncertain Tax Positions

The Company accounts for its uncertain tax positions in accordance with ASC 740. As of December 31, 2011, the Company had $1.2 million of unrecognized tax benefits which would impact the income statement if recognized.

During the current quarter the Company incurred a tax loss from the disposal of discontinued operations and anticipates the ability to carry back the loss to 2010 and 2011 for federal income tax purpose. As a result, the Company recognized a tax benefit of $0.3 million from release and reclassification of the ASC 740 long term liability. The Company is not aware of any other uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate during the fiscal year.

The Company files U.S. federal and state returns as well as foreign returns in France. The tax years 2001 to 2011 remain open in several jurisdictions, none of which have individual significance.

9.	Computation of Basic and Diluted Net (Loss) Income Per Common Share

Basic net (loss) income per share is computed by dividing net (loss) income for the period by the weighted average number of shares outstanding during the period.

Diluted net (loss) income per share is computed as follows:

In periods of net (loss) from continuing operations, the basic and diluted weighted average shares of common stock and common stock equivalents are the same because inclusion of common stock equivalents would be anti-dilutive. Accordingly, for the three months ended March 31, 2012 there was no difference between the denominators used for the calculation of basic and diluted net (loss) income per share. Accordingly, for the three months ended March 31, 2012, there were 1,000,000 common stock equivalent relating to the Company’s preferred shares and stock options to purchase 1,670,524 shares, restricted stock units of 90,189 shares, and restricted stock awards of 10,126 were excluded from the computation of diluted weighted average shares outstanding .

In periods of net income from continuing operations, the Company excludes options from the computation of diluted weighted average shares outstanding if the exercise price of the options is greater than the average market price of the shares because the inclusion of these options would be anti-dilutive to earnings per share. Accordingly, at April 2, 2011, stock options to purchase 701,864 shares were excluded from the computation of diluted weighted average shares outstanding.

A reconciliation of the numerator and denominator of basic and diluted net (loss) income per common share is provided as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2012	April 2, 2011
Numerator:
(Loss) income from continuing operations	$(265)	$185
Income from discontinued operations	1,870	381

Net income	$1,605	$566

Denominator:
Weighted average shares of common stock (basic)	8,933	8,964
Effect of dilutive preferred shares	0	1,000
Effect of dilutive stock options	0	240
Effect of dilutive contingent shares	0	11

Weighted average shares of common stock (diluted)	8,933	10,215

Per share data:
Basic (loss) income per share:
(Loss) income before discontinued operations	$(0.03)	$0.02
Discontinued operations	0.21	0.04

Net income	$0.18	$0.06

Diluted (loss) income per share:
(Loss) income before discontinued operations	(0.03)	0.02
Discontinued operations	0.21	0.04

Net income	$0.18	$0.06

10.	Business Segments

The Company operates in one segment, ophthalmology. The Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service and support activities.

Our revenues by geographic region, based on the location at which each sale originates, is summarized as follows:

Revenue information shown by geographic region is as follows (in thousands):

	Three Months Ended
(in thousands)	March 31, 2012	April 2, 2011
United States	$4,222	$4,589
Europe	1,845	1,683
Rest of Americas	702	531
Asia/Pacific Rim	1,536	1,393

	$8,305	$8,196

Revenues are attributed to countries based on location of end customers. No individual country accounted for more than 10% of the Company’s sales, except for the United States, which accounted for 50.8% and 56.0% of sales for the three months ended March 31, 2012 and April 2, 2011, respectively.

No one customer accounted for more than 10% of total revenue for the three months ended March 31, 2012 and April 2, 2011, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to levels of future sales, long term growth, market acceptance and adoption of our products and operating results; license revenue; gross margins; managing cash flows; general economic conditions and levels of international sales; corporate strategy; effects of seasonality; FDA inspections; our current and future liquidity and capital requirements; and levels of future investment in research and development efforts. In some cases, forward-looking statements can be identified by terminology, such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including as a result of the factors set forth under “Factors That May Affect Future Operating Results” and other risks detailed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012 and detailed from time to time in our reports filed with the Securities and Exchange Commission. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report on Form 10-Q. We undertake no obligation to update such forward-looking statements to reflect events or circumstances occurring after the date of this report.

Overview

IRIDEX Corporation is a leading worldwide provider of therapeutic based laser systems, delivery devices and consumable instrumentation used to treat sight-threatening eye diseases in ophthalmology. In February 2012, we completed the sale of our aesthetics business to Cutera, Inc. We view this as a significant step forward in executing our long term strategy because it allows us to focus solely on our ophthalmology business which is our core strength, and affords us with the best opportunity for long term profitable growth. In accordance with US GAAP, we have disclosed the financial results from our aesthetics business as discontinued operations. This discussion and analysis will focus on our ophthalmology business because this is our continuing business and therefore provides more relevant information to the reader of our financial statements both on a retrospective and prospective basis.

We manage and evaluate our business in one segment – ophthalmology. We break down this segment by geography—Domestic (U.S.) and International (the rest of the world). In addition, we review trends by laser system sales (consoles and durable delivery devices) and recurring sales (single use disposable laser probes and other associated instrumentation (consumables), service and support).

Our ophthalmology revenues arise from the sale of our IQ and OcuLight laser systems, consumables and service and support activities. Our current family of IQ products includes IQ 532, IQ 577 and IQ 810 laser photocoagulation systems and our OcuLight products include OcuLight TX, OcuLight Symphony (Laser Delivery System), OcuLight SL, OcuLight SLx, OcuLight GL and OcuLight GLx laser photocoagulation systems.

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

Cost of revenues consists primarily of the cost of purchasing components and sub-systems; assembling, packaging, shipping and testing components at our facility; direct labor and associated overhead; warranty, royalty and amortization of intangible assets; and depot service costs.

Research and development expenses consist primarily of personnel costs, materials to support new product development and research support provided to clinicians at medical institutions developing new applications which utilize our products, and regulatory expenses. Research and development costs have been expensed as incurred.

Sales and marketing expenses consist primarily of costs of personnel, sales commissions, travel expenses, advertising and promotional expenses.

General and administrative expenses consist primarily of costs of personnel, legal, accounting and other public company costs, insurance and other expenses not allocated to other departments.

Results of Operations

The following table sets forth certain operating data as a percentage of revenues:

	Three Months Ended
	March 31, 2012	April 2, 2011
Revenues	100.0%	100.0%
Cost of revenues	52.0%	50.2%

Gross margin	48.0%	49.8%

Operating expenses:
Research and development	14.2%	11.7%
Sales and marketing	22.4%	21.7%
General and administrative	14.2%	13.2%

Total operating expenses	50.8%	46.6%

(Loss) Income from continuing operations	(2.8)%	3.2%
Other income (expense), net	(0.3)%	0.0%

(Loss) Income from continuing operations before income taxes	(3.1)%	3.2%
Provision for income taxes	0.1%	1.0%

(Loss) Income from continuing operations, net of tax	(3.2)%	2.2%
Income from discontinued operations, net of tax	22.5%	4.7%

Net income	19.3%	6.9%

The following comparisons are between the three month periods ended March 31, 2012 and April 2, 2011:

Revenues.

(in millions)	Three Months Ended March 31, 2012	Three Months Ended April 2, 2011	Change in $	Change in %
Systems – domestic	$1.3	$1.7	$(0.4)	(23.5)%
Systems – international	$2.6	$2.2	$0.4	18.2%
Recurring revenues	$4.4	$4.2	$0.2	4.8%
OEM	$0.0	$0.1	$(0.1)	(100.0)%

Total revenues	$8.3	$8.2	$0.1	1.2%

Domestic system sales were down and international system sales were up partially due to timing: we had a very strong prior quarter sales for domestic systems and a weaker quarter sales for international systems. Our newer IQ 577 product continues to gain market acceptance and we continue to work on increasing market adoption of MicroPulse, which we believe will increase sales of our MicroPulse module that is now an option on our entire laser console product family. Recurring revenues were increased by the addition of sales of our licensed GreenTip product and we anticipate benefiting from these sales for the foreseeable future.

Gross Profit and Gross Margin.

Gross profit was $4.0 million compared with $4.1 million a decrease of $0.1 million or 2.4%. Gross margin decreased to 48.0% of revenues from 49.8%. The decrease was due to increased manufacturing spending necessary to rebalance operations after the sale of the aesthetics business. Our short term goal for gross margin remains 50%.

Gross margins as a percentage of revenues will continue to fluctuate due to changes in the relative proportions of domestic and international sales, the product mix of sales, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and a variety of other factors. See Item 1A. “Risk Factors—Factors That May Affect Future Results—“Our Operating Results May Fluctuate from Quarter to Quarter and Year to Year.”

Research and Development.

Research and development (“R&D”) expenses increased $0.2 million or 20.0% from $1.0 million to $1.2 million, as a result of increasing headcount and spending on materials and outside services in support of an increased rate of new product introductions. We anticipate expenses to increase in support of new products.

Sales and Marketing.

Sales and marketing expenses increased by 5.6% from $1.8 million to $1.9 million. The increases were attributable to an increase in headcount and related cost and to an increase in associated selling and marketing expenses due to and in support of the increase in sales. We anticipate an increase in our sales and marketing spending with the objective of driving increased sales.

General and Administrative.

General and administrative expenses increased by $0.1 million or 9.1%, from $1.1 million to $1.2 million. The increase includes $0.1 million of severance payments to non-aesthetic employees who were terminated following the sale of our aesthetics business. No other notable changes in expenses between the two periods were identified.

Operating Income.

We are increasing our investment in people and programs to make necessary product and organizational changes that we believe will drive sales growth faster than our historical rates. We intend to balance our increase in investments with our revenue growth to maintain profitability for the year.

Interest and Other Income (Expense), Net.

For the three months ended March 31, 2012, interest and other income (expense), net consisted primarily of additional expense recorded for the fair value remeasurement of the contingent earn-out liabilities incurred as a result of the Company’s recent acquisitions. For the same period a year earlier, interest and other income (expense), net consisted primarily of bank interest.

Income Taxes.

For the three months ended March 31, 2012 and April 2, 2011, the Company recorded an income tax provision of $2 thousand and $79 thousand, respectively, from continuing operations.

As a result of the sale of the aesthetics business the Company generated an $18.5 million tax loss from discontinued operations. This loss was created primarily as a result of writing off goodwill and intangibles related to the aesthetics business for tax purposes that had previously been writing off for financial statement purposes in prior accounting periods. The Company intends to carry the tax loss generated back to profits made in 2010 and 2011 and obtain a tax refund of approximately $0.6 million a reduction in tax liabilities of $0.3 million and other tax benefits of $0.5 million. The remainder of the tax loss (approximately $14.5 million) will be carried forward as a deferred tax asset to be used to offset current year and future tax profits. Because of the uncertainty of future taxable profits the Company maintains a valuation reserve allowance against its deferred tax assets.

Discontinued Operations

In February 2012, we sold our aesthetics business to Cutera, Inc. The operating results and the associated assets and liabilities of our aesthetics business have been classified as discontinued operations for all periods presented. The Company received $5.1 million in net cash and recorded a pre-tax net gain on the sale of $1.1 million before income taxes. As a result of the sale, we were able to record a tax benefit in the amount of $0.9 million, thus the total gain on the sale of the aesthetics business was $2.0 million. In addition, the aesthetics business generated a loss from discontinued operations of $0.2 million, net of tax for the three months ended March 31, 2012 compared to income of $0.4 million, net of tax for the three months ended April 2, 2011.

Liquidity and Capital Resources.

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of March 31, 2012, we had cash and cash equivalents of $13.9 million, working capital of $22.7 million and $0.5 million of cash held in escrow compared to cash and cash equivalents of $10.8 million and working capital of $20.6 million as of December 31, 2011. The $3.1 million increase in cash and cash equivalents and the $0.5 million of cash held in escrow for the three months ended March 31, 2012 was generated primarily by the sale of the aesthetics business for $5.1 million. We used $1.3 million in operating activities for the three months ended March 31, 2012 as a result of generating a loss of $0.3 million from continuing operations and changes in operating assets and liabilities. We used $0.1 million on capital expenditures. Exercises of stock options generated $0.2 million and we spent $0.2 million to purchase 47,000 shares under our stock repurchase program. See Item 2, Unregistered Sales of Equity Securities and Use of Proceeds in Part II, Other Information, for additional information. In addition $0.2 million was used in the closing down of our aesthetics business.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K filed with the SEC on March 30, 2012.

We Recently Sold our Aesthetics Business Unit and Therefore Our Operating Results Will Be Adversely Affected in the Near Term

In February 2012, we completed the sale of our aesthetics business. Prior to the sale, our aesthetics business covered its direct costs and therefore contributed to the profitability of the overall company. The sale of the aesthetics business means that we will need to adjust our cost structure and/or grow revenues from our continuing ophthalmology business to remain profitable. In addition, we provided the purchaser typical indemnification provisions associated with this type of transaction, and there is a risk that an adverse event may occur that requires us to fulfill our indemnity obligation. In the near term these factors will have a material adverse effect on our business, financial condition and results of operations.

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

•	our ability to increase revenues at a level sufficient to cover existing manufacturing costs and increases in operating expenses;

•	fluctuations in our product mix within ophthalmology products and foreign and domestic sales;

•	the effect of regulatory approvals and changes in domestic and foreign regulatory requirements;

•	introduction of new products, product enhancements and new applications by our competitors, entry of new competitors into our markets, pricing pressures and other competitive factors;

•	our long and highly variable sales cycle;

•	changes in the prices at which we can sell our products;

•	changes in customers’ or potential customers’ budgets as a result of, among other things, reimbursement policies of government programs and private insurers for treatments that use our products; and

•	increased product innovation costs.

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

Our Stock Price Has Been and May Continue to be Volatile and an Investment in Our Common Stock Could Suffer a Decline in Value.

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. In addition, the trading price of our common stock has been significantly adversely affected by our recent operating performance and by liquidity issues. For fiscal year 2012, the trading price of our common stock fluctuated from a low of $3.67 per share to a high of $4.48 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

We Depend on International Sales for a Significant Portion of Our Operating Results.

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the first quarter of fiscal year 2012, our international ophthalmology sales were $3.9 million or 47.0% of total sales. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. None of our international revenues and costs are denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. Our international operations and sales are subject to a number of risks and potential costs, including:

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

As we expand our existing international operations we may encounter new risks. For example, as we focus on building our international sales and distribution networks in new geographic regions, we must continue to develop relationships with qualified local distributors and trading companies. If we are not successful in developing and maintaining these relationships, we may not be able to grow sales in these geographic regions. These or other similar risks could adversely affect our revenues and profitability.

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

*We Depend on Collaborative Relationships to Develop, Introduce and Market New Products, Product Enhancements and New Applications.

We depend on both clinical and commercial collaborative relationships. We have entered into collaborative relationships with academic medical centers and physicians in connection with the research and innovation and clinical testing of our products. Commercially, we currently have a distribution and licensing agreement with Alcon for our GreenTip SoftTip Cannula. Sales of and royalties from the GreenTip SofTip Cannula are dependent upon the sales performance of Alcon, which depends on the efforts of our partner and is beyond our control. Historically we have collaborated with Bausch & Lomb to design and manufacture a solid-state green wavelength (532nm) laser photocoagulator module for Bausch & Lomb, called the Millennium Endolase module. Bausch & Lomb has introduced a new product to replace the product that included the Millennium Endolase module and as such we have seen sales to Bausch & Lomb decline and we anticipate sales to continue to decline. The failure to obtain any additional future clinical or commercial collaborations and the resulting failure or success of such arrangements of any current or future clinical or commercial collaboration relationships could have a material adverse effect on our ability to introduce new products or applications and therefore could have a material adverse effect on our business, results of operations and financial condition.

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

Our ability to sell our products and generate revenues depends upon our direct sales force within the United States and relationships with independent distributors outside the United States. Currently our direct sales force consists of 13 employees focused on ophthalmology and we maintain relationships with approximately 70 independent distributors internationally selling our products into over 100 countries. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are entirely dependent on the efforts of these third parties. If any distributor breaches terms of its distribution agreement or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory would be adversely affected.

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

We Rely on Patents and Proprietary Rights to Protect our Intellectual Property and Business.

Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued twenty eight United States patents and fifteen foreign patents on the technologies related to our products and processes. We have approximately four pending patent applications in the United States and six foreign pending patent applications that have been filed. Our patent applications may not be approved. The acquisition of the RetinaLabs assets included five additional patents. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)
January 1, 2012 – February 4, 2012	(17,300)	$3.92
February 5, 2012 – March 3, 2012	(12,287)	$4.17
March 4, 2012 – March 31, 2012	(16,941)	$4.24

Total	(46,528)	$4.10

(1)	On May 5, 2011, the Board of Directors of the Company authorized a share repurchase program for an aggregate amount up to $2.0 million of its outstanding shares of common stock. In March 2012, the Company announced an extension of the share repurchase program through March 2013 and an increase in the amount of cash available for the program to a total of $4.0 million. The above table reflects the repurchase of shares of our common stock in the open market or privately negotiated transactions in accordance with the share repurchase program. Each repurchase was financed by available cash balances and cash from operations.

(2)	Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Exhibit Title

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS †	XBRL Instance Document

101.SCH †	XBRL Taxonomy Extension Schema

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase

101.LAB †	XBRL Taxonomy Extension Label Linkbase

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase

†	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.

Trademark Acknowledgments

IRIDEX, the IRIDEX logo, IRIS Medical, OcuLight, SmartKey, EndoProbe, Apex, are our registered trademarks. G-Probe, DioPexy, DioVet, IQ 810, IQ 577, MicroPulse, OtoProbe, Symphony, EasyFit, Endoview, MoistAir and GreenTip product names are our trademarks. All other trademarks or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRIDEX Corporation (Registrant)
Date: May 7, 2012	By:	/s/ DR. DOMINIK BECK
		Name:	Dr. Dominik Beck
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Exhibit Index

Exhibit No.	Exhibit Title

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS †	XBRL Instance Document

101.SCH †	XBRL Taxonomy Extension Schema

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase

101.LAB †	XBRL Taxonomy Extension Label Linkbase

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase

†	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.