Form 10-Q
period 2012-06-30
IRIDEX CORP
filed 2012-08-07
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock, $.01 par value, issued and outstanding as of July 24, 2012 was 9,007,300.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

IRIDEX Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share and per share data)

	June 30, 2012	December 31, 2011 (1)
ASSETS
Current assets:
Cash and cash equivalents	$13,785	$10,789
Accounts receivable, net of allowance for doubtful accounts of $139 at June 30, 2012 and $162 at December 31, 2011	5,924	5,551
Inventories, net	7,539	6,659
Prepaid expenses and other current assets	1,228	464
Current assets of discontinued operations	558	6,043

Total current assets	29,034	29,506
Property and equipment, net	388	325
Intangible assets, net	653	745
Goodwill	533	533
Other long-term assets	170	199
Restricted cash related to discontinued operations	510	0
Non-current assets of discontinued operations	4	841

Total assets	$31,292	$32,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,139	$1,580
Accrued compensation	1,296	1,180
Accrued expenses	1,037	1,920
Accrued warranty	525	556
Deferred revenue	800	1,014
Current liabilities of discontinued operations	79	2,663

Total current liabilities	5,876	8,913

Long-term liabilities:
Other long-term liabilities	649	810

Total liabilities	6,525	9,723

Stockholders’ equity:
Convertible preferred stock, $0.01 par value:
Authorized: 2,000,000 shares;
Issued and outstanding: 500,000 shares at June 30, 2012 and at December 31, 2011	5	5
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding 8,981,445 and 8,917,824 shares at June 30, 2012 and December 31, 2011, respectively	93	92
Additional paid-in capital	42,692	42,032
Accumulated other comprehensive loss	0	(35)
Treasury stock, at cost (343,355 and 167,885 shares at June 30, 2012 and December 31, 2011, respectively)	(1,374)	(1,078)
Accumulated deficit	(16,649)	(18,590)

Total stockholders’ equity	24,767	22,426

Total liabilities and stockholders’ equity	$31,292	$32,149

(1)	Derived from the audited consolidated financial statements included in the annual report filed on Form 10-K with the SEC for the year ended December 31, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Total revenues	$8,445	$8,085	$16,750	$16,281
Cost of revenues	4,334	4,147	8,653	8,259

Gross profit	4,111	3,938	8,097	8,022

Operating expenses:
Research and development	1,106	890	2,288	1,853
Sales and marketing	2,122	1,786	3,986	3,564
General and administrative	1,233	1,022	2,409	2,105

Total operating expenses	4,461	3,698	8,683	7,522

(Loss) income from continuing operations	(350)	240	(586)	500
Legal settlement	800	800	800	800
Interest and other income (expense), net	(48)	3	(75)	7

Income from continuing operations before income taxes	402	1,043	139	1,307
Provision for income tax expense	5	144	7	223

Income from continuing operations	397	899	132	1,084

(Loss) income from discontinued operations, net of tax	(61)	10	(223)	391
Gain on sale of discontinued operations, net of tax	0	0	2,032	0

(Loss) income from discontinued operations, net of tax	(61)	10	1,809	391

Net income	$336	$909	$1,941	$1,475

Net (loss) income per share:
Basic
Continuing operations	$0.04	$0.10	$0.01	$0.12
Discontinued operations	0.00	0.00	0.21	0.04

Net income	$0.04	$0.10	$0.22	$0.16

Diluted
Continuing operations	$0.04	$0.09	$0.01	$0.10
Discontinued operations	(0.01)	0.00	0.18	0.04

Net income	$0.03	$0.09	$0.19	$0.14

Weighted average shares used in computing net income per common share
Basic	8,983	8,961	8,958	8,962

Diluted	10,286	10,231	10,270	10,223

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net income	$336	$909	$1,941	$1,475
Foreign currency translation adjustments	0	(10)	0	(33)
Recognition of accumulated foreign currency translation loss related to sale of foreign operations	0	170	35	170

Comprehensive income	$336	$1,069	$1,976	$1,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended
	June 30, 2012	July 2, 2011
Operating activities:
Net income	$1,941	$1,475
Less income from discontinued operations	1,809	391

Income from continuing operations	132	1,084
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	203	97
Change in fair value of earn-out liability	78	0
Stock compensation cost recognized	297	219
Provision for doubtful accounts	(23)	(12)
Provision for inventory reserves	232	(60)
Changes in operating assets and liabilities:
Accounts receivable	(350)	41
Inventories	(1,112)	(1,121)
Prepaid expenses and other current assets	(764)	(86)
Other long-term assets	29	(30)
Accounts payable	559	95
Accrued compensation	116	(278)
Accrued expenses	(883)	(459)
Accrued warranty	(31)	21
Deferred revenue	(214)	(25)
Other long-term liabilities	(239)	14

Net cash used in operating activities	(1,970)	(500)

Investing activities:
Acquisition of property and equipment	(174)	(36)

Net cash used in investing activities	(174)	(36)

Cash flows from financing activities:
Proceeds from stock option exercises	364	315
Repurchase of common stock	(296)	(401)

Net cash provided by (used in) financing activities	68	(86)

Net cash provided by operating activities from discontinued operations	405	572
Net cash provided by in investing activities from discontinued operations	4,632	0
Effect of foreign exchange rate changes from discontinued operations	35	0

Net cash provided by discontinued operations	5,072	572

Net increase (decrease) in cash and cash equivalents	2,996	(50)
Cash and cash equivalents, beginning of period	10,789	8,347

Cash and cash equivalents, end of period	$13,785	$8,297

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$16	$485
Interest paid	$0	$0

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IRIDEX Corporation (the “Company”, “we”, “our”, or “us”) have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on March 30, 2012. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results for the year ending December 29, 2012 or any future interim period.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 30, 2012.

Reclassifications.

In February 2012, we completed the sale of our aesthetics business to Cutera, Inc. In accordance with US GAAP, we have reclassified the financial information disclosed within this Form 10-Q to show the results from our ophthalmology business as continuing operations and the results from our aesthetics business as discontinued operations.

Discontinued Operations.

Discontinued operations are presented and accounted for in accordance with Accounting Standards Codification (“ASC”) 360, Impairment or Disposal of Long-Lived Assets, (“ASC 360”). When a qualifying component of the Company is disposed of or has been classified as held for sale, the operating results of that component are removed from continuing operations for all periods presented and displayed as discontinued operations if: (a) elimination of the component’s operations and cash flows from the Company’s ongoing operations has occurred (or will occur) and (b) significant continuing involvement by the Company in the component’s operations does not exist after the disposal transaction.

In February 2012, we completed the sale of our aesthetics business to Cutera, Inc. The operating results and the associated assets and liabilities of our aesthetics business have been classified as discontinued operations for all periods presented under the requirements of ASC 360. The Company received $5.1 million in net cash and recorded a net pre-tax gain on the sale of $1.1 million before income taxes, which was included as part of income from discontinued operations, net of tax, in the Company’s condensed consolidated statement of operations in the first quarter of 2012.

The following table summarizes activities for discontinued operations during the three and six month periods ended June 30, 2012 and July 2, 2011.

	Three Months Ended
(in thousands)	June 30, 2012	July 2, 2011
Net sales	$299	$2,713
(Loss) gain from discontinued operations	$(61)	$39
(Loss) income before income taxes	$(61)	$39
Income tax benefit (expense)	$0	$(29)
(Loss) income from discontinued operations, net of tax	$(61)	$10

	Six Months Ended
(in thousands)	June 30, 2012	July 2, 2011
Net sales	$1,228	$5,729
(Loss) gain from discontinued operations	$(223)	$439
Gain on sales of aesthetics business, net	$1,149	$0
Income before income taxes	$926	$439
Income tax benefit (expense)	$883	$(48)
Income from discontinued operations, net of tax	$1,809	$391

A summary of the assets and liabilities of discontinued operations as of June 30, 2012 and December 31, 2011 is provided as follows (in thousands):.

	June 30, 2012	December 31, 2011
Assets:
Cash	$105	$382
Accounts receivable, net	194	2,065
Inventory, net	245	3,480
Other current assets	14	116

Total current assets	558	6,043

Restricted cash	510	0

Property, plant & equipment, net	4	24
Intangible assets, net	0	813
Other assets	0	4

Total assets	$1,072	$6,884

Liabilities:
Accounts payable	$36	$387
Accrued liabilities	43	967
Accrued warranty	0	234
Deferred revenue	0	1,075

Total liabilities	$79	$2,663

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

Deferred Revenue

Revenue related to service contracts is deferred and recognized on a straight line basis over the period of the applicable service contract. Costs associated with these service arrangements are recognized as incurred. A reconciliation of the changes in the Company’s deferred revenue balance for the six months ended June 30, 2012 and July 2, 2011 is as follows:

	Six Months Ended
(in thousands)	June 30, 2012	July 2, 2011
Balance, beginning of period	$1,014	$1,002
Additions to deferral	339	530
Revenue recognized	(553)	(555)

Balance, end of period	$800	$977

Warranty

The Company accrues for estimated warranty cost upon shipment of products. Actual warranty costs incurred have not materially differed from those accrued. The Company’s warranty policy is applicable to products which are considered defective in their performance or fail to meet the product specifications. Warranty costs are reflected in the statements of operations as cost of revenues. A reconciliation of the changes in the Company’s warranty liability for the six months ended June 30, 2012 and July 2, 2011 is as follows:

	Six Months Ended
(in thousands)	June 30, 2012	July 2, 2011
Balance, beginning of period	$556	$607
Accruals for product warranties	85	83
Cost of warranty claims and adjustments	(116)	(62)

Balance, end of period	$525	$628

Goodwill

Goodwill is tested for impairment at least annually in our second quarter or whenever there is a change in circumstances that indicates the carrying value of these assets may be impaired. In accordance with Accounting Standards Update (“ASU”) 2011-08, the Company assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The Company did not record any impairment of goodwill for the six months ended June 30, 2012 and July 2, 2011. The carrying value of goodwill was $533 thousand at June 30, 2012 and December 31, 2011.

Intangible Assets

The purchase method of accounting for acquisitions requires estimates and assumptions to allocate the purchase price to the fair value of net tangible and intangible assets acquired. The amounts allocated to, and the useful lives estimated for, intangible assets, affect future amortization. There are a number of generally accepted valuation methods used to estimate fair value of intangible assets, and we primarily use a discounted cash flow method, which requires management judgment to forecast the future operating results and to estimate the discount factors used in the analysis. An asset is considered impaired if its carrying amount exceeds the value of future net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. The Company did not record any impairment for the six months ended June 30, 2012 and July 2, 2011.

Future changes in events or circumstances, such as an inability to achieve the cash flows determined above, may indicate that the recorded value of the intangible assets will not be recovered through future cash flows and the Company may be required to record an impairment charge for the intangible assets or modify the period of expected lives for the intangible assets.

Intangible assets consist of the following (in thousands):

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Life
Patents	$720	$271	$449	$720	$187	$533	Varies
Customer Relations	240	36	204	240	28	212	13.4 years

	$960	$307	$653	$960	$215	$745

Amortization expense totaled $92 thousand and $96 thousand for the six months ended June 30, 2012 and July 2, 2011, respectively.

Future estimated amortization expense (in thousands):
2012 (six months)	$70
2013	334
2014	85
2015	16
2016	16
Thereafter	132

Total	$653

Stock Repurchases

In May 2011, the Company approved a stock repurchase program authorizing the Company to purchase in open market or privately negotiated transactions, up to $2.0 million worth of our common stock, from time to time during the next 12 months. In February 2012, the Company approved an extension of its stock repurchase program authorizing the Company to purchase up to $4.0 million worth of our common stock, from time to time prior to March 2013. During the six months ended June 30, 2012, the Company has purchased 72,470 shares at an average price of $4.08 per share. As of June 30, 2012, the Company still has the authorization to purchase up to $3.3 million in common shares under the stock repurchase program. See Item 2, Unregistered Sales of Equity Securities and Use of Proceeds in Part II, Other Information, for additional information. In March 2011, the Company purchased the remaining 75,698 shares of our common stock held by American Medical Systems Holdings, Inc. (AMS) that were issued to AMS as part of a 2007 purchase transaction at $4.00 per share.

Recently Issued and Adopted Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). This standard is intended to simplify how entities test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more likely than not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this standard in the first quarter of fiscal year 2012 and it did not have a material effect on its financial position, results of operations, or cash flows.

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. It does not, however, change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, in order to redeliberate the portion of the earlier ASU relating to presentation of reclassifications from other comprehensive income. Both updates are effective for us during the first quarter of 2012, applied retrospectively. As ASU 2011-05 and ASU 2011-12 are only presentation standards, these standards did not have a material impact on our financial position, results of operations, or cash flows.

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

4. Inventories, net

The components of the Company’s inventories as of June 30, 2012 and December 31, 2011 are as follows:

(in thousands)	June 30, 2012	December 31, 2011
Raw materials and work in process	$4,601	$2,694
Finished goods	2,938	3,965

Total inventories	$7,539	$6,659

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, and accounts payable at June 30, 2012 and December 31, 2011, approximate fair value because of the short maturity of these instruments.

As of June 30, 2012 and December 31, 2011, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

	June 30, 2012				December 31, 2011
	Fair Value Measurements				Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$13,136	0	0	$13,136	$10,133	0	0	$10,133
Liabilities:
Earn-out-cash	$0	0	681	$681	$0	0	765	$765

The Company’s Level 1 financial assets are money market funds whose fair values are based on quoted market prices. The Company does not have any Level 2 financial assets or liabilities. The Company’s Level 3 financial liabilities are related to the fair value of the contingent consideration (the earn-out to be paid in cash) in connection with the RetinaLabs and Ocunetics, Inc. acquisitions. At June 30, 2012, observable market information was not available to determine the fair value of the Company’s liability. Therefore, the fair value is based on valuation models that relied on Level 3 inputs including those that are based on probability of outcomes, expected cash flow streams, market discount rates and overall capital market liquidity. The valuation of the earn-out liability related to the RetinaLabs and Ocunetics, Inc. acquisitions is subject to uncertainties that are difficult to predict.

The following table provides a reconciliation of the beginning and ending balances of the earn-out – cash (Level 3 liabilities) (in thousands):

	June 30, 2012	December 31, 2011
Balance at the beginning of the period	$765	$380
Addition of earn-out—cash related to Ocunetics, Inc. acquisition	0	105
Payment made on earn-out—RetinaLabs	(162)	0
Change in fair value of contingent consideration	78	280

Balance at the end of the period	$681	$765

The earn-out liability is recorded in accrued expenses and other long-term liabilities on the accompanying condensed consolidated balance sheets. At June 30, 2012 and December 31, 2011, accrued expenses included $210 thousand and $197 thousand and other long-term liabilities included $471 thousand and $568 thousand related to the earn-out liability.

6. Bank Borrowings

The Company had a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“Lender”) which expired in June 2012.

7. Stock Based Compensation

2008 Equity Incentive Plan

For the six months ended June 30, 2012, the only active share-based compensation plan was the 2008 Equity Incentive Plan (the “Incentive Plan”). The terms of awards granted during the six months ended June 30, 2012 were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Summary of Stock Options

The following table summarizes information regarding activity in our stock option plan during the six months ended June 30, 2012 and July 2, 2011:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2011	1,766,401	$3.63
Granted	113,550	$4.10
Exercised	(136,091)	$2.67
Canceled or forfeited	(45,305)	$4.62

Outstanding at June 30, 2012	1,698,555	$3.71	$1,594

The weighted-average grant date fair value of the options granted under the Company’s stock plans as calculated using Black-Scholes was $2.75 per share for the three months ended June 30, 2012. The weighted-average grant date fair value of the options granted under the Company’s stock plans as calculated using Black-Scholes was $2.77 per share for the six months ended June 30, 2012.

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Average risk free interest rate	0.68%	1.51%	0.70%	1.85%
Expected life (in years)	4.55 years	4.75 years	4.55 years	4.75 years
Dividend yield	0.0%	0.0%	0.0%	0.0%
Average volatility	91%	91%	91%	91%

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three and six month periods ended June 30, 2012 and July 2, 2011 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Cost of revenues	$16	$14	$34	$28
Research and development	20	16	39	36
Sales and marketing	26	29	55	56
General and administrative	88	45	169	99

	$150	$104	$297	$219

Approximately $6 thousand and $5 thousand of the stock based compensation expense recognized was capitalized into inventory as a component of overhead at June 30, 2012 and July 2, 2011, respectively.

Information regarding stock options outstanding, exercisable and expected to vest at June 30, 2012 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Options outstanding	1,698,555	$3.71	3.56	$1,594
Options vested and expected to vest	1,583,062	$3.72	3.39	$1,514
Options exercisable	1,206,552	$3.76	2.59	$1,292

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of June 29, 2012, that would have been received by option holders had all option holders exercised their stock options as of that date. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the six months ended June 30, 2012 and July 2, 2011 were approximately $198 thousand and $51 thousand, respectively.

As of June 30, 2012, there was $1,022 thousand of total unrecognized compensation cost, net of forfeitures, related to non-vested share-based compensation arrangements under the Incentive Plan. The cost is expected to be recognized over a weighted average period of 2.96 years.

Summary of Restricted Stock Units and Awards

The Company recognizes the estimated compensation expense of restricted stock units and awards, net of estimated forfeitures, over the vesting term. The estimated compensation expense is based on the fair value of the Company’s common stock on the date of grant.

Information regarding the restricted stock units outstanding, vested and expected to vest as of June 30, 2012 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Restricted stock units outstanding	95,189	1.66	$397
Restricted stock units vested and expected to vest	75,443	1.24	$315

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of June 29, 2012, that would have been received by option holders had all option holders exercised their stock options as of that date. There were no restricted stock units granted, vested, released or forfeited for the six months ended June 30, 2012 and July 2, 2011.

There were no restricted stock awards granted, vested, released or forfeited for the six months ended June 30, 2012 and July 2, 2011. There were 10,126 shares outstanding at June 30, 2012 with a weighted average grant date fair value of $3.95.

8. Income Taxes

Provision for Income Tax

Under ASC Topic–740-270, Interim Reporting—Income Taxes, we are required to make our best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. An exception applied to the current quarter as the Company was not able to provide a sufficiently precise forecast of taxable income for the year primarily due to the sale of the aesthetics business in the first quarter. The Company recorded, for continuing operations, a provision for income tax of $7 thousand and $223 thousand for the six months ended June 30, 2012 and July 2, 2011, respectively. The Company’s estimated effective tax rate for continuing operations was 4.9% and 15.6%, for the six months ended June 30, 2012 and July 2, 2011, respectively. The decrease in our effective tax rate for the six months ended June 30, 2012 was associated primarily with the decrease in the Company’s taxable income.

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

During the first quarter the Company incurred a tax loss from the disposal of discontinued operations and anticipates the ability to carry back the loss to 2010 and 2011 for federal income tax purpose. As a result, the Company recognized a tax benefit of $0.3 million from release and reclassification of the ASC 740 long term liability. The Company is not aware of any other uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate during the fiscal year.

The Company files U.S. federal and state returns as well as foreign returns in France. The tax years 2001 to 2010 remain open in several jurisdictions, none of which have individual significance.

9. Computation of Basic and Diluted Net (Loss) Income Per Common Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares outstanding during the period.

Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares, plus common stock equivalents outstanding during the period which includes 1,000,000 shares of common stock issuable upon the conversion of 500,000 shares of convertible Series A Preferred Stock. Common stock equivalents also include the effect of outstanding dilutive stock options and awards computed using the treasury stock method. In periods of net loss from continuing operations, the Company excludes common stock equivalents from the computation of diluted weighted average shares outstanding because their inclusion would be anti-dilutive.

A reconciliation of the numerator and denominator of basic and diluted net income per common share is provided as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Numerator:
Income from continuing operations	$397	$899	$132	$1,084
(Loss) income from discontinued operations	(61)	10	1,809	391

Net income	$336	$909	$1,941	$1,475

Denominator:
Weighted average shares of common stock (basic)	8,983	8,961	8,958	8,962
Effect of dilutive preferred shares	1,000	1,000	1,000	1,000
Effect of dilutive stock options	262	258	277	249
Effect of dilutive contingent shares	41	12	35	12

Weighted average shares of common stock (diluted)	10,286	10,231	10,270	10,223

Per share data:
Basic income per share:
Income before discontinued operations	$0.04	$0.10	$0.01	$0.12
Discontinued operations	0.00	0.00	0.21	0.04

Net income	$0.04	$0.10	$0.22	$0.16

Diluted (loss) income per share:
Income before discontinued operations	0.04	0.09	0.01	0.10
Discontinued operations	(0.01)	0.00	0.18	0.04

Net income	$0.03	$0.09	$0.19	$0.14

The Company excludes options from the computation of diluted weighted average shares outstanding if the exercise price of the options is greater than the average market price of the shares because the inclusion of these options would be anti-dilutive to earnings per share. Accordingly, for the three months ended June 30, 2012 and July 2, 2011, respectively, stock options to purchase 921,241 and 604,256 shares were excluded from the computation of diluted weighted average shares outstanding. For the six months ended June 30, 2012 and July 2, 2011, respectively, stock options to purchase 880,371 and 662,691 shares were excluded from the computation of diluted weighted average shares outstanding.

10. Business Segments

The Company operates in one segment, ophthalmology. Our revenues arise from the sale of laser consoles, delivery devices, consumables, service and support activities.

Our revenues by geographic region, based on the location at which each sale originates, is summarized as follows:

Revenue information shown by geographic region is as follows (in thousands):

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
United States	$4,442	$4,376	$8,664	$8,965
Europe	1,932	1,787	3,777	3,483
Rest of Americas	626	615	1,328	1,063
Asia/Pacific Rim	1,445	1,307	2,981	2,770

	$8,445	$8,085	$16,750	$16,281

Revenues are attributed to countries based on location of end customers. No individual country accounted for more than 10% of the Company’s sales, except for the United States, which accounted for 52% and 55% of sales for the six months ended June 30, 2012 and July 2, 2011, respectively.

No one customer accounted for more than 10% of total revenue for the three and six month periods ended June 30, 2012 and July 2, 2011, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to levels of future sales, long term growth, market acceptance and adoption of our products and operating results; license revenue; gross margins; expenses; managing cash flows; general economic conditions and levels of international sales; tax and corporate strategy; effects of seasonality; FDA inspections; our current and future liquidity and capital requirements; and levels of future investment in research and development efforts. In some cases, forward-looking statements can be identified by terminology, such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including as a result of the factors set forth under “Factors That May Affect Future Operating Results” and other risks detailed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012 and detailed from time to time in our reports filed with the Securities and Exchange Commission. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report on Form 10-Q. We undertake no obligation to update such forward-looking statements to reflect events or circumstances occurring after the date of this report.

Overview

IRIDEX Corporation is a leading worldwide provider of therapeutic based laser systems, delivery devices and consumable instrumentation used to treat sight-threatening eye diseases in ophthalmology. In February 2012, we completed the sale of our aesthetics business to Cutera, Inc. We view this as a significant step forward in executing our long term strategy because it allows us to focus solely on our ophthalmology business which is our core strength, and affords us with the best opportunity for long term profitable growth. In accordance with US GAAP, we have disclosed the financial results from our aesthetics business as discontinued operations. This discussion and analysis will focus on our ophthalmology business because it constitutes our continuing business and therefore provides more relevant information to the reader of our financial statements both on a retrospective and prospective basis.

We manage and evaluate our business in one segment—ophthalmology. We break down this segment by geography—Domestic (U.S.) and International (the rest of the world). In addition, we review trends by laser system sales (consoles and durable delivery devices) and recurring sales (single use disposable laser probes and other associated instrumentation (consumables), service and support).

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

Results of Operations

The following table sets forth certain operating data as a percentage of revenues:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	51.3%	51.3%	51.7%	50.7%

Gross margin	48.7%	48.7%	48.3%	49.3%

Operating expenses:
Research and development	13.1%	11.0%	13.6%	11.4%
Sales and marketing	25.1%	22.1%	23.8%	21.9%
General and administrative	14.6%	12.6%	14.4%	12.9%

Total operating expenses	52.8%	45.7%	51.8%	46.2%

(Loss) income from continuing operations	(4.1)%	3.0%	(3.5)%	3.1%
Legal settlement	9.5%	9.9%	4.8%	4.9%
Other (expense) income, net	(0.6)%	0.0%	(0.5)%	0.0%

Income from continuing operations before income taxes	4.8%	12.9%	0.8%	8.0%

Provision for income taxes	0.1%	1.8%	0.0%	1.3%

Income from continuing operations, net of tax	4.7%	11.1%	0.8%	6.7%
(Loss) income from discontinued operations, net of tax	(0.7)%	0.1%	10.8%	2.4%

Net income	4.0%	11.2%	11.6%	9.1%

The following comparisons are between the three month periods ended June 30, 2012 and July 2, 2011:

Revenues.

(in millions)	Three Months Ended June 30, 2012	Three Months Ended July 2, 2011	Change in $	Change in %
Systems – domestic	$1,516	$1,583	$(67)	(4.2)%
Systems – international	2,441	2,373	68	2.9%
Recurring revenues	4,395	4,011	384	9.6%
OEM	93	118	(25)	(22.0)%

Total revenues	$8,445	$8,085	$360	4.5%

System sales were fairly consistent. Recurring revenues increased primarily by the addition of sales of our licensed GreenTip product by our distribution partner, Alcon, and we anticipate benefiting from these sales for the foreseeable future. OEM sales are expected to cease shortly as our OEM partner, B&L, has discontinued selling this product.

Gross Profit and Gross Margin.

Gross profit was $4.1 million compared with $3.9 million an increase of $0.2 million or 4.4%. Gross margin remained constant at 48.7% for both periods. Our short term goal for gross margin remains 50%.

Gross margins as a percentage of revenues will continue to fluctuate due to changes in the relative proportions of domestic and international sales, the product mix of sales, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and a variety of other factors. See Item 1A. “Risk Factors—Factors That May Affect Future Results–‘Our Operating Results May Fluctuate from Quarter to Quarter and Year to Year.’”

Research and Development.

Research and development (“R&D”) expenses increased $0.2 million or 24.3% from $0.9 million to $1.1 million, as a result of increasing headcount and spending on materials and outside services in support of an increased rate of new product introductions. We anticipate expenses to increase in support of new products.

Sales and Marketing.

Sales and marketing expenses increased by 18.8% from $1.8 million to $2.1 million. The increases were attributable to an increase in headcount and related cost and to an increase in associated selling and marketing expenses due to and in support of the increase in sales. We anticipate an increase in our sales and marketing spending with the objective of driving increased sales.

General and Administrative.

General and administrative expenses increased by $0.2 million or 20.6%, from $1.0 million to $1.2 million, as a result of increasing headcount and associated expenses.

Legal Settlement and Interest and Other Income (Expense), Net.

The legal settlement relates to monies received from Synergetics associated with a 2007 settlement of legal claims for patent infringement. The payment of $0.8 million received during the three month period ended June 30, 2012 represents the final payment. For the three months ended June 30, 2012, interest and other income (expense), net consisted primarily of additional expense recorded for the fair value remeasurement of the contingent earn-out liabilities incurred as a result of the Company’s recent acquisitions. For the same period a year earlier, interest and other income (expense), net consisted primarily of bank interest.

Income Taxes.

The Company recorded an income tax provision of $5 thousand and $144 thousand, respectively, for continuing operations.

The following comparisons are between the six months ended June 30, 2012 and July 2, 2011:

(in millions)	Six Months Ended June 30, 2012	Six Months Ended July 2, 2011	Change in $	Change in %
Systems – domestic	$2,791	$3,262	$(471)	(14.4)%
Systems – international	5,049	4,583	466	10.2%
Recurring revenues	8,770	8,196	574	7.0%
OEM	140	240	(100)	(41.7)%

Total revenues	$16,750	$16,281	$469	2.9%

Fluctuations in systems sales were driven primarily by local economic conditions. Recurring revenues increased primarily as a result of the addition of sales of our licensed GreenTip product by our distribution partner, Alcon, and we anticipate benefiting from these sales for the foreseeable future. OEM sales are expected to cease shortly as our OEM partner, B&L, has discontinued selling this product.

Gross Profit and Gross Margin.

Gross profit was $8.1 million compared with $8.0 million an increase of $0.1 million or 0.1%. Gross margin remained fairly constant at 48.3% compared to 49.3%. Our short term goal for gross margin remains 50%.

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

Research and Development.

Research and development (“R&D”) expenses increased $0.4 million or 23.5% from $1.9 million to $2.3 million, as a result of increasing headcount and spending on materials and outside services in support of an increased rate of new product introductions. We anticipate expenses to increase in support of new products.

Sales and Marketing.

Sales and marketing expenses increased by 11.8% from $3.6 million to $4.0 million. The increases were attributable to an increase in headcount and related cost and to an increase in associated selling and marketing expenses due to and in support of the increase in sales. We anticipate an increase in our sales and marketing spending with the objective of driving increased sales.

General and Administrative.

General and administrative expenses increased by $0.3 million or 14.4%, from $2.1 million to $2.4 million, as a result of increasing headcount and associated expenses.

Legal Settlement and Interest and Other Income (Expense), Net.

The legal settlement relates to monies received from Synergetics associated with a 2007 settlement of legal claims for patent infringement. The payment of $0.8 million received during the period represents the final payment. For the six months ended June 30, 2012, interest and other income (expense), net consisted primarily of additional expense recorded for the fair value remeasurement of the contingent earn-out liabilities incurred as a result of the Company’s recent acquisitions. For the same period a year earlier, interest and other income (expense), net consisted primarily of bank interest.

Income from Continuing Operations.

We are increasing our investment in people and programs to make necessary product and organizational changes that we believe will drive sales growth faster than our historical rates. We intend to balance our increase in investments with our revenue growth to maintain profitability for the year.

Income Taxes.

For the six months ended June, 2012 and July 2, 2011, the Company recorded an income tax provision of $7 thousand and $223 thousand, respectively, for continuing operations.

Discontinued Operations.

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

For the quarter ended June 30, 2012, a loss of $61 thousand, net of tax, was incurred, compared with income of $10 thousand, net of tax, generated for the comparable quarter in 2011. For the six month period ended June 30, 2012, a loss of $223 thousand, net of tax, was incurred, compared with income of $391 thousand, net of tax, generated for the comparable six month period in 2011.

As a result of the sale of the aesthetics business the Company generated an $18.5 million tax loss from discontinued operations. This loss was created primarily as a result of writing off goodwill and intangibles related to the aesthetics business for tax purposes that had previously been written off for financial statement purposes in prior accounting periods. The Company intends to carry the tax loss generated back to offset the profits made in 2010 and 2011 and obtain a tax refund of approximately $0.6 million. The potential net operating loss carry back also results in a reduction in uncertain tax liabilities of $0.3 million. The remainder of the tax loss (approximately $15 million) will be carried forward to be used to offset current year and future tax profits. Because of the uncertainty of future taxable profits the Company maintains a valuation reserve allowance against its deferred tax assets.

Liquidity and Capital Resources.

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of June 30, 2012, we had cash and cash equivalents of $13.8 million, working capital of $23.2 million and $0.5 million of cash held in escrow compared to cash and cash equivalents of $10.8 million and working capital of $20.6 million as of December 31, 2011. The $3.0 million increase in cash and cash equivalents and the $0.5 million of cash held in escrow for the six months ended June 30, 2012 was generated primarily by the sale of the aesthetics business for $5.1 million. We used $2.0 million in operating activities for the six months ended June 30, 2012 as a result of generating $0.7 million from continued operations (after adding back non-cash items) offset by changes in operating assets of $2.7 million. We used $0.2 million on capital expenditures. Exercises of stock options generated $0.4 million and we spent $0.3 million to purchase stock under our stock repurchase program. See Item 2, Unregistered Sales of Equity Securities and Use of Proceeds in Part II, Other Information, for additional information.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our Stock Price Has Been and May Continue to be Volatile and an Investment in Our Common Stock Could Suffer a Decline in Value.

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. In addition, the trading price of our common stock has been significantly adversely affected by our recent operating performance and by liquidity issues. For the current year to date, the trading price of our common stock has fluctuated from a low of $3.22 per share to a high of $4.48 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

We Rely on Continued Market Acceptance of Our Existing Products and Any Decline in Sales of Our Existing Products Would Adversely Affect Our Business and Results of Operations.

We currently market visible and infrared medical laser systems and delivery devices to the ophthalmology market. We believe that continued and increased sales, if any, of products is dependent upon a number of factors including the following:

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

In addition, we derive a meaningful portion of our sales in the form of recurring revenues from selling consumable instrumentation including our EndoProbe devices and service. Our ability to increase recurring revenues from the sale of consumable products will depend primarily upon the features of our current products and product innovation, the quality of our products, ease of use and prices of our products, including the relationship to prices of competing products. The level of our service revenues will depend on the quality of service we provide and the responsiveness and the willingness of our customers to request our services rather than purchase competing products or services. Any significant decline in market acceptance of our products or our revenues derived from the sales of laser systems, delivery devices, consumables or services may have a material adverse effect on our business, results of operations and financial condition.

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

We Depend on International Sales for a Significant Portion of Our Operating Results.

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the second quarter of fiscal year 2012, our international ophthalmology sales were $4.0 million or 47.4% of total sales. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. None of our international revenues and costs are denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. Our international operations and sales are subject to a number of risks and potential costs, including:

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

*We Depend on Collaborative Relationships to Develop, Introduce and Market New Products, Product Enhancements and New Applications.

We depend on both clinical and commercial collaborative relationships. We have entered into collaborative relationships with academic medical centers and physicians in connection with the research and innovation and clinical testing of our products. Commercially, we currently have a distribution and licensing agreement with Alcon for our GreenTip SoftTip Cannula. Sales of and royalties from the GreenTip SoftTip Cannula are dependent upon the sales performance of Alcon, which depends on the efforts of our partner and is beyond our control. Historically we have collaborated with Bausch & Lomb to design and manufacture a solid-state green wavelength (532nm) laser photocoagulator module for Bausch & Lomb, called the Millennium Endolase module. Bausch & Lomb has introduced a new product to replace the product that included the Millennium Endolase module and as such we have seen sales to Bausch & Lomb decline and we anticipate sales to continue to decline. The failure to obtain any additional future clinical or commercial collaborations and the resulting failure or success of such arrangements of any current or future clinical or commercial collaboration relationships could have a material adverse effect on our ability to introduce new products or applications and therefore could have a material adverse effect on our business, results of operations and financial condition.

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

We Rely on Patents and Proprietary Rights to Protect our Intellectual Property and Business.

Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued twenty six United States patents and fifteen foreign patents on the technologies related to our products and processes. We have approximately three pending patent applications in the United States and eight foreign pending patent applications that have been filed. Our patent applications may not be approved. The acquisition of the RetinaLabs assets included five additional patents. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)
April 1, 2012 – May 5, 2012	20,757	$4.11
May 6, 2012 – June 2, 2012	5,185	$4.17
June 3, 2012 – June 30, 2012	0	$0.00

Total	25,942	$4.12

(1)	On May 5, 2011, the Board of Directors of the Company authorized a share repurchase program for an aggregate amount up to $2.0 million of its outstanding shares of common stock. In March 2012, the Company announced an extension of the share repurchase program through March 2013 and an increase in the amount of cash available for the program to a total of $4.0 million. The above table reflects the repurchase of shares of our common stock in the open market or privately negotiated transactions in accordance with the share repurchase program. Each repurchase was financed by available cash balances and cash from operations.
(2)	Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Exhibit Title
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS †	XBRL Instance Document
101.SCH †	XBRL Taxonomy Extension Schema
101.CAL †	XBRL Taxonomy Extension Calculation Linkbase
101.LAB †	XBRL Taxonomy Extension Label Linkbase
101.PRE †	XBRL Taxonomy Extension Presentation Linkbase

†	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.

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

IRIDEX Corporation (Registrant)

Date: August 7, 2012	By:	/s/ DR. DOMINIK BECK
		Name:	Dr. Dominik Beck
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Exhibit Index

Exhibit No.	Exhibit Title
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS †	XBRL Instance Document
101.SCH †	XBRL Taxonomy Extension Schema
101.CAL †	XBRL Taxonomy Extension Calculation Linkbase
101.LAB †	XBRL Taxonomy Extension Label Linkbase
101.PRE †	XBRL Taxonomy Extension Presentation Linkbase

†	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.