Form 10-Q
period 2012-09-29
IRIDEX CORP
filed 2012-11-05
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock, $.01 par value, issued and outstanding as of October 22, 2012 was 8,973,071.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

IRIDEX Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share and per share data)

	September 29, 2012	December 31, 2011 (1)
ASSETS
Current assets:
Cash and cash equivalents	$13,734	$10,789
Accounts receivable, net of allowance for doubtful accounts of $148 at September 29, 2012 and $162 at December 31, 2011	5,496	5,551
Inventories, net	7,542	6,659
Prepaid expenses and other current assets	1,117	464
Current assets of discontinued operations	724	6,043

Total current assets	28,613	29,506
Property and equipment, net	468	325
Intangible assets, net	602	745
Goodwill	533	533
Other long-term assets	219	199
Non-current assets of discontinued operations	4	841

Total assets	$30,439	$32,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,529	$1,580
Accrued compensation	1,987	1,180
Accrued expenses	1,000	1,920
Accrued warranty	528	556
Deferred revenue	861	1,014
Current liabilities of discontinued operations	67	2,663

Total current liabilities	5,972	8,913

Long-term liabilities:
Other long-term liabilities	706	810

Total liabilities	6,678	9,723

Stockholders’ equity:
Convertible preferred stock, $0.01 par value:
Authorized: 2,000,000 shares;
Issued and outstanding: 500,000 shares at September 29, 2012 and at December 31, 2011	5	5
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding 8,960,397 and 8,917,824 shares at September 29, 2012 and December 31, 2011, respectively	94	92
Additional paid-in capital	42,712	42,032
Accumulated other comprehensive loss	0	(35)
Treasury stock, at cost (419,784 and 167,885 shares at September 29, 2012 and December 31, 2011, respectively)	(1,656)	(1,078)
Accumulated deficit	(17,394)	(18,590)

Total stockholders’ equity	23,761	22,426

Total liabilities and stockholders’ equity	$30,439	$32,149

(1)	Derived from the audited consolidated financial statements included in the annual report filed on Form 10-K with the SEC for the year ended December 31, 2011.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Total revenues	$7,881	$8,258	$24,631	$24,539
Cost of revenues	3,970	4,268	12,623	12,527

Gross profit	3,911	3,990	12,008	12,012

Operating expenses:
Research and development	1,006	894	3,294	2,747
Sales and marketing	1,875	1,747	5,861	5,311
General and administrative	1,609	1,088	4,018	3,193

Total operating expenses	4,490	3,729	13,173	11,251

(Loss) income from continuing operations	(579)	261	(1,165)	761
Legal settlement	0	0	800	800
Interest and other expense, net	(117)	(53)	(192)	(46)

(Loss) income from continuing operations before income taxes	(696)	208	(557)	1,515
(Benefit from) provision for income tax expense	(141)	(48)	(134)	175

(Loss) income from continuing operations	(555)	256	(423)	1,340

(Loss) income from discontinued operations, net of tax	(190)	93	(413)	484
Gain on sale of discontinued operations, net of tax	0	0	2,032	0

(Loss) income from discontinued operations, net of tax	(190)	93	1,619	484

Net (loss) income	$(745)	$349	$1,196	$1,824

Net (loss) income per share:
Basic
Continuing operations	$(0.06)	$0.03	$(0.05)	$0.15
Discontinued operations	(0.02)	0.01	0.18	0.05

Net (loss) income	$(0.08)	$0.04	$0.13	$0.20

Diluted
Continuing operations	$(0.06)	$0.02	$(0.05)	$0.13
Discontinued operations	(0.02)	0.01	0.18	0.05

Net (loss) income	$(0.08)	$0.03	$0.13	$0.18

Weighted average shares used in computing net (loss) income per common share
Basic	9,005	8,965	8,974	8,963

Diluted	9,005	10,253	8,974	10,233

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net (loss) income	$(745)	$349	$1,196	$1,824
Foreign currency translation adjustments	0	20	0	(13)
Recognition of accumulated foreign currency translation loss related to sale of foreign operations	0	0	35	170

Comprehensive (loss) income	$(745)	$369	$1,231	$1,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended
	September 29, 2012	October 1, 2011
Operating activities:
Net income	$1,196	$1,824
Less income from discontinued operations	1,619	484

(Loss) income from continuing operations	(423)	1,340
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	310	187
Change in fair value of earn-out liability	195	55
Stock compensation cost recognized	277	325
Provision for doubtful accounts	(24)	(12)
Provision for inventory reserves	171	31
Changes in operating assets and liabilities:
Accounts receivable	79	(85)
Inventories	(1,054)	(995)
Prepaid expenses and other current assets	(653)	(25)
Other long-term assets	(20)	(7)
Accounts payable	(51)	251
Accrued compensation	807	(310)
Accrued expenses	(999)	(33)
Accrued warranty	(28)	25
Deferred revenue	(153)	(42)
Other long-term liabilities	21	20

Net cash (used in) provided by operating activities	(1,545)	725

Investing activities:
Acquisition of property and equipment	(310)	(140)
Cash paid in business combination	0	(75)
Payment on earn-out liability	(241)	0

Net cash used in investing activities	(551)	(215)

Financing activities:
Proceeds from stock option exercises	405	371
Repurchase of common stock	(578)	(521)

Net cash used in financing activities	(173)	(150)

Net cash provided by operating activities from discontinued operations	547	620
Net cash provided by investing activities from discontinued operations	4,632	0
Effect of foreign exchange rate changes from discontinued operations	35	0

Net cash provided by discontinued operations	5,214	620

Net increase in cash and cash equivalents	2,945	980
Cash and cash equivalents, beginning of period	10,789	8,347

Cash and cash equivalents, end of period	$13,734	$9,327

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$2	$32
Interest paid	$0	$0

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on March 30, 2012. The results of operations for the three and nine months ended September 29, 2012 are not necessarily indicative of the results for the year ending December 29, 2012 or any future interim period.

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

The following table summarizes activities for discontinued operations during the three and nine month periods ended September 29, 2012 and October 1, 2011.

	Three Months Ended
(in thousands)	September 29, 2012	October 1, 2011
Total revenues	$399	$2,535
(Loss) income from discontinued operations	$(56)	$177
(Loss) income before income taxes	$(56)	$177
Income tax (expense)	$(134)	$(84)
(Loss) income from discontinued operations, net of tax	$(190)	$93

	Nine Months Ended
(in thousands)	September 29, 2012	October 1, 2011
Total revenues	$1,627	$8,264
(Loss) income from discontinued operations	$(279)	$616
Gain on sales of aesthetics business, net	$1,149	$0
Income before income taxes	$870	$616
Income tax benefit (expense)	$749	$(132)
Income from discontinued operations, net of tax	$1,619	$484

A summary of the assets and liabilities of discontinued operations as of September 29, 2012 and December 31, 2011 is provided as follows (in thousands):.

	September 29,	December 31,
	2012	2011
Assets:
Cash	$81	$382
Accounts receivable, net	5	2,065
Inventory, net	97	3,480
Other current assets	31	116
Restricted cash	510	0

Total current assets	724	6,043
Property, plant & equipment, net	4	24
Intangible assets, net	0	813
Other assets	0	4

Total assets	$728	$6,884

Liabilities:
Accounts payable	$10	$387
Accrued liabilities	57	967
Accrued warranty	0	234
Deferred revenue	0	1,075

Total current liabilities	$67	$2,663

Revenue Recognition.

Our revenues arise from the sale of laser consoles, delivery devices, consumables and service and support activities. Revenue from product sales is recognized upon receipt of a purchase order and product shipment provided that no significant obligations remain and collection of the receivables is reasonably assured. Shipments are generally made with Free-On-Board (FOB) shipping point terms, whereby title passes upon shipment from our dock. Any shipments with FOB receiving point terms are recorded as revenue when the shipment arrives at the receiving point. Cost is recognized as product sales revenue is recognized. The Company’s sales may include post-sales obligations for training or other deliverables. For revenue arrangements such as these, we recognize revenue in accordance with ASC 605, Revenue Recognition, Multiple-Element Arrangements. The Company allocates revenue among deliverables in multiple-element arrangements using the relative selling price method. Revenue allocated to each element is recognized when the basic revenue recognition criteria is met for each element. The Company is required to apply a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of selling price (VSOE), (ii) third-party evidence of selling price (TPE) and (iii) best estimate of the selling price (ESP). In general, the Company is unable to establish VSOE or TPE for all of the elements in the arrangement; therefore, revenue is allocated to these elements based on the Company’s ESP, which the Company determines after considering multiple factors such as management approved pricing guidelines, geographic differences, market conditions, competitor pricing strategies, internal costs and gross margin objectives. These factors may vary over time depending upon the unique facts and circumstances related to each deliverable. As a result, the Company’s ESP for products and services could change. Revenues for post-sales obligations are recognized as the obligations are fulfilled.

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

Deferred Revenue

Revenue related to service contracts is deferred and recognized on a straight line basis over the period of the applicable service contract. Costs associated with these service arrangements are recognized as incurred. A reconciliation of the changes in the Company’s deferred revenue balance for the nine months ended September 29, 2012 and October 1, 2011 is as follows:

	Nine Months Ended
(in thousands)	September 29, 2012	October 1, 2011
Balance, beginning of period	$1,014	$1,002
Additions to deferral	680	823
Revenue recognized	(833)	(865)

Balance, end of period	$861	$960

Warranty

The Company accrues for estimated warranty cost upon shipment of products. Actual warranty costs incurred have not materially differed from those accrued. The Company’s warranty policy is applicable to products which are considered defective in their performance or fail to meet the product specifications. Warranty costs are reflected in the statements of operations as cost of revenues. A reconciliation of the changes in the Company’s warranty liability for the nine months ended September 29, 2012 and October 1, 2011 is as follows:

	Nine Months Ended
(in thousands)	September 29, 2012	October 1, 2011
Balance, beginning of period	$556	$607
Accruals for product warranties	123	125
Cost of warranty claims and adjustments	(151)	(100)

Balance, end of period	$528	$632

Goodwill

        Goodwill is tested for impairment at least annually in our second quarter or whenever there is a change in circumstances that indicates the carrying value of these assets may be impaired. In accordance with Accounting Standards Update (“ASU”) 2011-08, the Company assesses qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The Company did not record any impairment of goodwill for the nine months ended September 29, 2012 and October 1, 2011. The carrying value of goodwill was $533 thousand at September 29, 2012 and December 31, 2011.

Intangible Assets

The purchase method of accounting for acquisitions requires estimates and assumptions to allocate the purchase price to the fair value of net tangible and intangible assets acquired. The amounts allocated to, and the useful lives estimated for, intangible assets, affect future amortization. There are a number of generally accepted valuation methods used to estimate fair value of intangible assets, and we primarily use a discounted cash flow method, which requires management judgment to forecast the future operating results and to estimate the discount factors used in the analysis. An asset is considered impaired if its carrying amount exceeds the value of future net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. The Company did not record any impairment for the nine months ended September 29, 2012 and October 1, 2011.

Future changes in events or circumstances, such as an inability to achieve the cash flows determined above, may indicate that the recorded value of the intangible assets will not be recovered through future cash flows and the Company may be required to record an impairment charge for the intangible assets or modify the period of expected lives for the intangible assets.

Intangible assets consist of the following (in thousands):

	September 29, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Life
Patents	$720	$318	$402	$720	$187	$533	Varies
Customer Relations	240	40	200	240	28	212	13.4 years

	$960	$358	$602	$960	$215	$745

Amortization expense totaled $143 thousand and $145 thousand for the nine months ended September 29, 2012 and October 1, 2011, respectively.

Future estimated amortization expense (in thousands):
2012 (three months)	$89
2013	242
2014	107
2015	16
2016	16
Thereafter	132

Total	$602

Stock Repurchases

In May 2011, the Company approved a stock repurchase program authorizing the Company to purchase in open market or privately negotiated transactions, up to $2.0 million worth of our common stock, from time to time during the next 12 months. In February 2012, the Company approved an extension of its stock repurchase program authorizing the Company to purchase up to $4.0 million worth of our common stock, from time to time prior to March 2013. During the nine months ended September 29, 2012, the Company has purchased 148,899 shares at an average price of $3.86 per share. As of September 29, 2012, the Company still has the authorization to purchase up to $3.0 million in common shares under the stock repurchase program. See Item 2, Unregistered Sales of Equity Securities and Use of Proceeds in Part II, Other Information, for additional information. In March 2011, the Company purchased the remaining 75,698 shares of our common stock held by American Medical Systems Holdings, Inc. (AMS) that were issued to AMS as part of a 2007 purchase transaction at $4.00 per share.

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

4.	Inventories, net

The components of the Company’s inventories as of September 29, 2012 and December 31, 2011 are as follows:

(in thousands)	September 29, 2012	December 31, 2011
Raw materials and work in process	$4,488	$2,694
Finished goods	3,054	3,965

Total inventories	$7,542	$6,659

5.	Fair Value Measurement

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, and accounts payable at September 29, 2012 and December 31, 2011, approximate fair value because of the short maturity of these instruments.

As of September 29, 2012 and December 31, 2011, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

	September 29, 2012				December 31, 2011
	Fair Value Measurements				Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$12,838	0	0	$12,838	$10,133	0	0	$10,133
Liabilities:
Earn-out-cash	$0	0	719	$719	$0	0	765	$765

The Company’s Level 1 financial assets are money market funds whose fair values are based on quoted market prices. The Company does not have any Level 2 financial assets or liabilities. The Company’s Level 3 financial liabilities are related to the fair value of the contingent consideration (the earn-out to be paid in cash) in connection with the RetinaLabs and Ocunetics, Inc. acquisitions. At September 29, 2012, observable market information was not available to determine the fair value of the Company’s liability. Therefore, the fair value is based on valuation models that relied on Level 3 inputs including those that are based on probability of outcomes, expected cash flow streams, market discount rates and overall capital market liquidity. The valuation of the earn-out liability related to the RetinaLabs and Ocunetics, Inc. acquisitions is subject to uncertainties that are difficult to predict.

A reconciliation of the changes in the Company’s earn-out – cash (Level 3 liabilities) balance for the nine months ended September 29, 2012 and October 1, 2011 is as follows (in thousands):

	Nine Months Ended
	September 29, 2012	October 1, 2011
Balance at the beginning of the period	$765	$380
Addition of earn-out - cash related to Ocunetics, Inc. acquisition	0	105
Payment made on earn-out - RetinaLabs	(241)	0
Change in fair value of contingent consideration	195	55

Balance at the end of the period	$719	$540

The earn-out liability is recorded in accrued expenses and other long-term liabilities on the accompanying condensed consolidated balance sheets. At September 29, 2012 and December 31, 2011, accrued expenses included $175 thousand and $197 thousand, respectively, and other long-term liabilities included $544 thousand and $568 thousand, respectively, related to the earn-out liability. The change in the fair value of the earn-out liability is recorded in other income (expense).

6.	Bank Borrowings

The Company had a Loan and Security Agreement with Silicon Valley Bank which expired in June 2012.

7.	Stock Based Compensation

2008 Equity Incentive Plan

For the nine months ended September 29, 2012, the only active share-based compensation plan was the 2008 Equity Incentive Plan (the “Incentive Plan”). The terms of awards granted during the nine months ended September 29, 2012 were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Summary of Stock Options

The following table summarizes information regarding activity in our stock option plan during the nine months ended September 29, 2012:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2011	1,766,401	$3.63
Granted	137,150	$4.00
Exercised	(154,657)	$2.62
Canceled or forfeited	(322,737)	$4.32

Outstanding at September 29, 2012	1,426,157	$3.61	$1,000

The weighted-average grant date fair value of the options granted under the Company’s stock plans as calculated using Black-Scholes option-pricing model was $2.37 per share for the three months ended September 29, 2012. The weighted-average grant date fair value of the options granted under the Company’s stock plans as calculated using Black-Scholes option-pricing model was $2.70 per share for the nine months ended September 29, 2012.

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Average risk free interest rate	0.59%	0.94%	0.68%	1.23%
Expected life (in years)	4.55 years	4.69 years	4.55 years	4.71 years
Dividend yield	0.0%	0.0%	0.0%	0.0%
Average volatility	90%	91%	91%	91%

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine month periods ended September 29, 2012 and October 1, 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Cost of revenues	$17	$15	$51	$43
Research and development	19	15	58	52
Sales and marketing	29	26	84	81
General and administrative	(85)	50	84	149

	$(20)	$106	$277	$325

Approximately $11 thousand and $10 thousand of the stock based compensation expense recognized was capitalized into inventory as a component of overhead at September 29, 2012 and October 1, 2011, respectively.

Information regarding stock options outstanding, exercisable and expected to vest at September 29, 2012 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Options outstanding	1,426,157	$3.61	3.17	$1,000
Options vested and expected to vest	1,351,086	$3.61	3.05	$979
Options exercisable	1,127,084	$3.59	2.56	$935

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of September 28, 2012, that would have been received by option holders had all option holders exercised their stock options as of that date. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the nine months ended September 29, 2012 and October 1, 2011 were approximately $225 thousand and $84 thousand, respectively.

As of September 29, 2012, there was $738 thousand of total unrecognized compensation cost, net of forfeitures, related to non-vested share-based compensation arrangements under the Incentive Plan. The cost is expected to be recognized over a weighted average period of 2.68 years.

Summary of Restricted Stock Units and Awards

The Company recognizes the estimated compensation expense of restricted stock units and awards, net of estimated forfeitures, over the vesting term. The estimated compensation expense is based on the fair value of the Company’s common stock on the date of grant.

Information regarding the restricted stock units outstanding, vested and expected to vest as of September 29, 2012 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Restricted stock units outstanding	120,999	1.17	$448
Restricted stock units vested and expected to vest	39,665	1.14	$147

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of September 28, 2012.

As of December 31, 2011, there were 90,189 restricted stock units outstanding. During the nine months ended September 29, 2012, there were 45,999 restricted stock units awarded and 15,189 restricted stock units released.

The following table summarizes information regarding activity in restricted stock awards during the nine months ended September 29, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	10,126	$3.95
Awarded	10,666	$3.75
Released	(10,126)	$3.95

Outstanding at September 29, 2012	10,666	$3.75

8.	Income Taxes

Provision for Income Tax

        Under ASC Topic–740-270, Interim Reporting - Income Taxes, we are required to make our best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. An exception applied to the three and nine months ended September 29, 2012 as the Company was not able to provide a sufficiently precise forecast of taxable income for the year primarily due to the sale of the aesthetics business. The Company recorded a benefit from income taxes for continuing operations of $134 thousand and a provision for income taxes of $175 thousand for the nine months ended September 29, 2012 and October 1, 2011, respectively. The Company’s estimated annual effective tax rate for continuing operations was 24.06% and 11.55% for the nine months ended September 29, 2012 and October 1, 2011, respectively. The increase in our effective tax rate for the nine months ended September 29, 2012 was associated primarily with the decrease in income (loss) from continuing operations.

Deferred Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2011, the Company had a deferred tax asset of approximately $11.7 million which is fully offset by a valuation allowance. At September 29, 2012, management has concluded that there is no sufficient positive evidence to support the release of the valuation allowance due to its projected current year tax loss and its incapability of forecasting the income for the near future. The Company will evaluate the position on a quarterly basis.

Uncertain Tax Positions

The Company accounts for its uncertain tax positions in accordance with ASC 740. As of December 31, 2011, the Company had $1.2 million of unrecognized tax benefits which would impact the income statement if recognized.

During the first quarter of fiscal 2012, the Company incurred a tax loss from the disposal of discontinued operations and anticipates the ability to carry back the loss to 2010 and 2011 for federal income tax purpose. As a result, the Company recognized a tax benefit of $0.3 million from the release and reclassification of the ASC 740 long term liability. The Company is not aware of any other uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate during the fiscal year.

The Company files U.S. federal and state returns as well as foreign returns in France. The tax years 2001 to 2010 remain open in several jurisdictions, none of which have individual significance.

9.	Computation of Basic and Diluted Net (Loss) Income Per Common Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares, plus common stock equivalents outstanding during the period which includes 1,000,000 shares of common stock issuable upon the conversion of 500,000 shares of convertible Series A Preferred Stock. Common stock equivalents also include the effect of outstanding dilutive stock options and awards computed using the treasury stock method. In periods of loss from continuing operations, the Company excludes common stock equivalents from the computation of diluted weighted average shares outstanding because their inclusion would be anti-dilutive.

A reconciliation of the numerator and denominator of basic and diluted net income per common share is provided as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Numerator:
(Loss) income from continuing operations	$(555)	$256	$(423)	$1,340
(Loss) income from discontinued operations	(190)	93	1,619	484

Net (loss) income	$(745)	$349	$1,196	$1,824

Denominator:
Weighted average shares of common stock (basic)	9,005	8,965	8,974	8,963
Effect of dilutive preferred shares	0	1,000	0	1,000
Effect of dilutive stock options	0	251	0	250
Effect of dilutive contingent shares	0	37	0	20

Weighted average shares of common stock (diluted)	9,005	10,253	8,974	10,233

Per share data:
Basic (loss) income per share:
(Loss) income before discontinued operations	$(0.06)	$0.03	$(0.05)	$0.15
Discontinued operations	(0.02)	0.01	0.18	0.05

Net (loss) income	$(0.08)	$0.04	$0.13	$0.20

Diluted (loss) income per share:
(Loss) income before discontinued operations	(0.06)	0.02	(0.05)	0.13
Discontinued operations	(0.02)	0.01	0.18	0.05

Net (loss) income	$(0.08)	$0.03	$0.13	$0.18

The Company excludes options from the computation of diluted weighted average shares outstanding if the exercise price of the options is greater than the average market price of the shares because the inclusion of these options would be anti-dilutive to earnings per share. Accordingly, for the three months ended September 29, 2012 and October 1, 2011, respectively, stock options to purchase 881,893 and 639,246 shares were excluded from the computation of diluted weighted average shares outstanding. For the nine months ended September 29, 2012 and October 1, 2011, respectively, stock options to purchase 899,809 and 661,491 shares were excluded from the computation of diluted weighted average shares outstanding.

10.	Business Segments

The Company operates in one segment, ophthalmology. Our revenues arise from the sale of laser consoles, delivery devices, consumables, service and support activities.

Our revenues by geographic region, based on the location at which each sale originates, is summarized as follows:

Revenue information shown by geographic region is as follows (in thousands):

	Three Months Ended		Nine Months Ended
(in thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
United States	$4,516	$4,403	$13,180	$13,368
Europe	1,686	1,721	5,463	5,204
Rest of Americas	394	738	1,722	1,801
Asia/Pacific Rim	1,285	1,396	4,266	4,166

	$7,881	$8,258	$24,631	$24,539

Revenues are attributed to countries based on location of end customers. No individual country accounted for more than 10% of the Company’s sales, except for the United States, which accounted for 53.5% and 54.5% of sales for the nine months ended September 29, 2012 and October 1, 2011, respectively.

No one customer accounted for more than 10% of total revenue for the three and nine month periods ended September 29, 2012 and October 1, 2011, respectively.

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

Our ophthalmology products are sold in the United States predominantly through a direct sales force and internationally through approximately 70 independent distributors into over 100 countries. Sales to international distributors are made on open credit terms or letters of credit and are currently denominated in U.S. dollars and accordingly are not subject to risks associated with currency fluctuations.

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

Results of Operations

The following table sets forth certain operating data as a percentage of revenues:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	50.4%	51.7%	51.2%	51.0%

Gross margin	49.6%	48.3%	48.8%	49.0%

Operating expenses:
Research and development	12.8%	10.8%	13.4%	11.2%
Sales and marketing	23.8%	21.2%	23.8%	21.7%
General and administrative	20.4%	13.2%	16.3%	13.0%

Total operating expenses	57.0%	45.2%	53.5%	45.9%

(Loss) income from continuing operations	(7.4)%	3.1%	(4.7)%	3.1%
Legal settlement	0.0%	0.0%	3.2%	3.2%
Interest and other expense, net	(1.5)%	(0.6)%	(0.8)%	(0.2)%

(Loss) income from continuing operations before income taxes	(8.9)%	2.5%	(2.3)%	6.1%
(Benefit from) provision for income taxes	(1.8)%	(0.6)%	(0.6)%	0.7%

(Loss) income from continuing operations, net of tax	(7.1)%	3.1%	(1.7)%	5.4%
(Loss) income from discontinued operations, net of tax	(2.4)%	1.1%	6.6%	2.0%

Net (loss) income	(9.5)%	4.2%	4.9%	7.4%

The following comparisons are between the three month periods ended September 29, 2012 and October 1, 2011:

Revenues.

(in thousands)	Three Months Ended September 29, 2012	Three Months Ended October 1, 2011	Change in $	Change in %
Systems – domestic	$1,694	$1,623	$71	4.4%
Systems – international	1,959	2,596	(637)	(24.5)%
Recurring revenues	4,123	3,894	229	5.9%
OEM	105	145	(40)	(27.6)%

Total revenues	$7,881	$8,258	$(377)	(4.6)%

Domestic System sales were fairly constant however International System sales were down significantly. We experienced lighter sales in the Middle East and South America due mainly to the unsettled business climates in those areas. Recurring revenues increased primarily by the addition of sales of our licensed GreenTip product by our distribution partner, Alcon, and we anticipate benefiting from these sales for the foreseeable future. OEM sales are expected to cease shortly as our OEM partner, B&L, has discontinued selling this product.

Gross Profit and Gross Margin.

Gross profit was $3.9 million compared with $4.0 million in the prior period, a decrease of $0.1 million, or 2.0%. Despite the reduction in revenues, gross margin improved to 49.6% up from 48.3% . This is the result of lowering our cost structure within operations. Our short term goal for gross margin remains 50%.

Gross margins as a percentage of revenues will continue to fluctuate due to changes in the relative proportions of domestic and international sales, the product mix of sales, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and a variety of other factors. See Item 1A. “Risk Factors - Factors That May Affect Future Results – ‘Our Operating Results May Fluctuate from Quarter to Quarter and Year to Year.’”

Research and Development.

Research and development (“R&D”) expenses increased $0.1 million or 12.5% from $0.9 million to $1.0 million, as a result of increasing headcount and spending on materials and outside services in support of an increased rate of new product introductions. We anticipate expenses will moderate going forward.

Sales and Marketing.

Sales and marketing expenses increased $0.2 million or 7.3% from $1.7 million to $1.9 million. The increases were attributable to an increase in headcount and related cost and to an increase in associated selling and marketing expenses due to and in support of sales. We anticipate our sales and marketing expenses to moderate going forward.

General and Administrative.

General and administrative expenses increased by $0.5 million or 47.9%, from $1.1 million to $1.6 million. We incurred $0.7 million in severance costs as a result of terminating certain employees.

Interest and Other Income (Expense), Net.

Interest and other income (expense), net consisted primarily of additional expense recorded for the fair value remeasurement of the contingent earn-out liabilities incurred as a result of the Company’s recent acquisitions.

Income Taxes.

The Company recorded an income tax benefit of $141 thousand and $48 thousand, respectively, for continuing operations.

The following comparisons are between the nine months ended September 29, 2012 and October 1, 2011:

(in thousands)	Nine Months Ended September 29, 2012	Nine Months Ended October 1, 2011	Change in $	Change in %
Systems – domestic	$4,485	$4,884	$(399)	(8.2)%
Systems – international	7,008	7,179	(171)	(2.4)%
Recurring revenues	12,893	12,090	803	6.6%
OEM	245	386	(141)	(36.5)%

Total revenues	$24,631	$24,539	$92	0.4%

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

Gross Profit and Gross Margin.

Gross profit remained constant at $12.0 million. Gross margin remained fairly constant at 48.8% compared to 49.0%. Our short term goal for gross margin remains 50%.

Gross margins as a percentage of revenues will continue to fluctuate due to changes in the relative proportions of domestic and international sales, the product mix of sales, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and a variety of other factors. See Item 1A. “Risk Factors - Factors That May Affect Future Results - “Our Operating Results May Fluctuate from Quarter to Quarter and Year to Year.”

Research and Development.

R&D expenses increased $0.5 million or 19.9% from $2.7 million to $3.3 million, as a result of increasing headcount and spending on materials and outside services in support of an increased rate of new product introductions. We anticipate expenses to moderate going forward.

Sales and Marketing.

Sales and marketing expenses increased by $0.6 million or 10.3% from $5.3 million to $5.9 million. The increases were attributable to an increase in headcount and related cost and to an increase in associated selling and marketing expenses due to and in support of sales. We anticipate our sales and marketing spending to moderate going forward.

General and Administrative.

General and administrative expenses increased by $0.8 million or 25.8%, from $3.2 million to $4.0 million. We incurred $0.7 million in severance costs as a result of terminating certain employees

Legal Settlement and Interest and Other Income (Expense), Net.

Legal settlement income amounted to $0.8 million for the nine months ended September 29, 2012 and October 1, 2011, and related to a settlement with Synergetics for legal claims related to patent infringement. The payment received during the nine months ended September 29, 2012 represented the final payment. Interest and other income (expense), net consisted primarily of additional expense recorded for the fair value remeasurement of the contingent earn-out liabilities incurred as a result of the Company’s recent acquisitions.

Income from Continuing Operations.

We are moderating our investment in people and programs to promote sales growth while balancing our investments with our revenue growth to return to profitability.

Income Taxes.

For the nine months ended September 29, 2012 and October 1, 2011, the Company recorded an income tax benefit of $134 thousand and a tax provision of $175 thousand, respectively, for continuing operations. The tax benefit is recognized mainly for the anticipated tax refund from carrying back to 2010 the current year’s net operating loss from continuing operations.

As a result of the sale of the aesthetics business the Company generated an $18.6 million tax loss from discontinued operations. This loss was created primarily as a result of writing off goodwill and intangibles related to the aesthetics business for tax purposes that had previously been writing off for financial statement purposes in prior accounting periods. The Company intends to carry the tax loss generated back to profits made in 2010 and 2011 and obtain a tax refund of approximately $0.6 million. Resulting from the tax loss carryback, the Company also recognizes a tax benefit from a reduction and reclassification in uncertain tax liabilities of $0.3 million. The remainder of the tax loss (approximately $14.3 million) will be carried forward to offset current and future tax profits. Because of the uncertainty of future taxable profits the Company maintains a full valuation allowance against its deferred tax assets.

Discontinued Operations.

In February 2012, we sold our aesthetics business to Cutera, Inc. The operating results and the associated assets and liabilities of our aesthetics business have been classified as discontinued operations for all periods presented. The Company received $5.1 million in net cash and recorded a pre-tax net gain on the sale of $1.1 million. In addition, as a result of the sale, we were able to record a tax benefit in the amount of $0.9 million, thus the total gain recorded on the sale of the aesthetics business was $2.0 million.

For the quarter ended September 29, 2012, a loss of $190 thousand, net of tax, was incurred, compared with income of $93 thousand, net of tax, generated for the comparable quarter in 2011. For the nine month period ended September 29, 2012, income of $1.6 million, net of tax, generated, compared with income of $0.5 million, net of tax, generated for the comparable nine month period in 2011.

As a result of the sale of the aesthetics business the Company generated an $18.6 million tax loss. This loss was created primarily as a result of writing off goodwill and intangibles related to the aesthetics business for tax purposes that had previously been written off for financial statement purposes in prior accounting periods. The Company intends to carry the tax loss generated back to offset profits made in 2010 and 2011 and obtain a tax refund of approximately $0.6 million. The potential net operating loss carry back also results in a reduction in uncertain tax liabilities of $0.3 million. The remainder of the tax loss (approximately $14.3 million) will be carried forward to be used to offset current year and future tax profits. Because of the uncertainty of future taxable profits the Company maintains a valuation reserve allowance against its deferred tax assets.

Liquidity and Capital Resources.

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

        As of September 29, 2012, we had cash and cash equivalents of $13.7 million, working capital of $22.6 million and $0.5 million of cash held in escrow compared to cash and cash equivalents of $10.8 million and working capital of $20.6 million as of December 31, 2011. The $2.9 million increase in cash and cash equivalents and the $0.5 million of cash held in escrow for the nine months ended September 29, 2012 was generated primarily by the sale of the aesthetics business for $5.1 million. For the nine months ended September 29, 2012, net cash used in operating activities amounted to $1.5 million as a result of a $0.4 million net loss from continuing operations, change in operating assets of $2.1 million, offset by non-cash add back items of $1.0 million. We used $0.3 million on capital expenditures and used $0.2 million to pay on the earn-out liability to RetinaLabs. Exercises of stock options generated $0.4 million and we spent $0.6 million to purchase stock under our stock repurchase program. See Item 2, Unregistered Sales of Equity Securities and Use of Proceeds in Part II, Other Information, for additional information.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 29, 2012. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

•

introduction of new products , including new drugs product enhancements and new applications by our competitors, entry of new competitors into our markets, pricing pressures and other competitive factors;

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

Our Stock Price Has Been and May Continue to be Volatile and an Investment in Our Common Stock Could Suffer a Decline in Value.

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. In addition, the trading price of our common stock has been significantly adversely affected by our recent operating performance and by liquidity issues. For the current year to date, the trading price of our common stock has fluctuated from a low of $3.1 per share to a high of $4.0 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

We Rely on Continued Market Acceptance of Our Existing Products and Any Decline in Sales of Our Existing Products Would Adversely Affect Our Business and Results of Operations.

We currently market visible and infrared medical laser systems, delivery devices and consumable instrumentation to the ophthalmology market. We believe that continued and increased sales, if any, of products is dependent upon a number of factors including the following:

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

* Our Operating Results May be Adversely Affected by Uncertainty Regarding Healthcare Reform Measures and Changes in Third Party Coverage and Reimbursement Policies.

The recent decision to uphold the Patient Protection and Affordable Care Act means that we are likely to have to pay a 2.3% tax on our products sold in the US. If we are not able to pass this tax on to our customers our profits will be significantly reduced or losses significantly enlarged.

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

We Depend on International Sales for a Significant Portion of Our Operating Results.

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the third quarter of fiscal year 2012, our international ophthalmology sales were $3.4 million or 42.7% of total sales. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. None of our international revenues and costs are denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. Our international operations and sales are subject to a number of risks and potential costs, including:

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

* We Depend on Collaborative Relationships to Develop, Introduce and Market New Products, Product Enhancements and New Applications.

We depend on both clinical and commercial collaborative relationships. We have entered into collaborative relationships with academic medical centers and physicians in connection with the research and innovation and clinical testing of our products. Commercially, we currently have a distribution and licensing agreement with Alcon for our GreenTip SoftTip Cannula. Sales of and royalties from the GreenTip SoftTip Cannula are dependent upon the sales performance of Alcon, which depends on their efforts and is beyond our control. Historically we have collaborated with Bausch & Lomb to design and manufacture a solid-state green wavelength (532nm) laser photocoagulator module for Bausch & Lomb, called the Millennium Endolase module. Bausch & Lomb has introduced a new product to replace the product that included the Millennium Endolase module and as such we have seen sales to Bausch & Lomb decline and we anticipate sales to continue to decline. The failure to obtain any additional future clinical or commercial collaborations and the resulting failure or success of such arrangements of any current or future clinical or commercial collaboration relationships could have a material adverse effect on our ability to introduce new products or applications and therefore could have a material adverse effect on our business, results of operations and financial condition.

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

Our ability to sell our products and generate revenues depends upon our direct sales force within the United States and relationships with independent distributors outside the United States. Currently our direct sales force within the United States consists of 13 employees focused on ophthalmology and we maintain relationships with approximately 70 independent distributors internationally selling our products into over 100 countries, managed by a team of 5 people. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are entirely dependent on the efforts of these third parties. If any distributor breaches terms of its distribution agreement or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory would be adversely affected.

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

We Rely on Patents and Proprietary Rights to Protect our Intellectual Property and Business.

Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued twenty six United States patents and sixteen foreign patents on the technologies related to our products and processes. We have approximately three pending patent applications in the United States and eight foreign pending patent applications that have been filed. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.

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

Because We Do Not Require Training for Users of Our Products, There Exists an Increased Potential for Misuse of Our Products, Which Could Harm Our Reputation and Our Business.

Federal regulations restrict the sale of our products to or on the order of “licensed practitioners.” The definition of “licensed practitioners” varies from state to state. As a result, our products may be purchased or operated by healthcare professionals with varying levels of training. Outside the United States, many jurisdictions do not require specific qualifications or training for purchasers or operators of our products. The lack of training may result in product misuse and adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation.

Inability of Customers Obtaining Credit or Material Increases in Interest Rates May Harm Our Sales.

Some of our products are sold to health care providers in general practice and to distributors internationally. Many of these health care providers and distributors purchase our products with funds they secure through various financing arrangements with third party financial institutions, including credit facilities and short-term loans. If availability of credit becomes more limited, or interest rates increase, these financing arrangements will be harder to obtain or more expensive to our customers and distributors, which may decrease demand for our products. Any reduction in the sales of our products would cause our business to suffer.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)
July 1, 2012 – August 4, 2012	0	$0.00
August 5, 2012 – September 1, 2012	27,338	$3.32
September 2, 2012 – September 29, 2012	49,091	$3.83

Total	76,429	$3.65

(1)	On May 5, 2011, the Board of Directors of the Company authorized a share repurchase program for an aggregate amount up to $2.0 million of its outstanding shares of common stock. In March 2012, the Company announced an extension of the share repurchase program through March 2013 and an increase in the amount of cash available for the program to a total of $4.0 million. The above table reflects the repurchase of shares of our common stock in the open market or privately negotiated transactions in accordance with the share repurchase program. Each repurchase was financed by available cash balances and cash from operations.
(2)	Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Exhibit Title

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS †	XBRL Instance Document

101.SCH †	XBRL Taxonomy Extension Schema

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase

101.LAB †	XBRL Taxonomy Extension Label Linkbase

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase

†	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.

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

IRIDEX Corporation (Registrant)

Date: November 5, 2012	By:	/s/ WILLIAM M. MOORE
	Name:	William M. Moore
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Exhibit Index

Exhibit No.	Exhibit Title

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS †	XBRL Instance Document

101.SCH †	XBRL Taxonomy Extension Schema

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase

101.LAB †	XBRL Taxonomy Extension Label Linkbase

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase

†	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.