Form 10-K
period 2012-12-29
IRIDEX CORP
filed 2013-03-28
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 29, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting common equity held by non-affiliates of the Registrant was approximately $17,970,861 as of June 29, 2012 the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price reported for such date on the NASDAQ Global Market. The registrant did not have any non-voting common equity outstanding. For purposes of this disclosure, shares of common stock held by each executive officer and director and by each holder of 5% or more of the outstanding shares of common stock have been excluded from this calculation, because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 14, 2013, Registrant had 8,553,550 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the Proxy Statement for the Registrant’s 2013 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to levels of future sales and operating results; gross margins; leveraging our core business and increasing recurring revenues; broadening our product lines through product innovation and new treatments; general economic conditions; levels of international sales; market acceptance of our products; expectations for and sources of future revenues; our marketing programs and trends in healthcare; our ability to take advantage of economies-of-scale in product development and manufacturing; our current and future liquidity and capital requirements; efforts to decrease costs and manage cash flows; levels of future investment in research and development efforts; our ability to develop and introduce new products through strategic alliances, OEM relationships and acquisitions; the availability of components from third-party manufacturers; results of clinical studies and the status of our regulatory clearance; the impact of regulatory actions and determinations; and risks associated with bringing new products to market. In some cases, forward-looking statements can be identified by terminology, such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. The reader is strongly urged to read the information contained under the captions “Item 1A. Risk Factors - Factors That May Affect Future Results” in this Annual Report on Form 10-K for a more detailed description of these significant risks and uncertainties. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-K. We undertake no obligation to update such forward-looking statements to reflect events or circumstances occurring after the date of this report.

Item 1. Business

General

IRIDEX Corporation is a leading worldwide provider of therapeutic based laser systems, delivery devices and consumable instrumentation used to treat sight-threatening eye diseases in ophthalmology. In February 2012, we sold our aesthetics business to Cutera, Inc. We view this as a significant step forward in our strategy because it allows us to focus solely on our ophthalmology business which is our core strength. Management believes that this path affords the Company with the best opportunity for long term profitable growth. In accordance with accounting principles generally accepted in the U.S. (“GAAP”), we have recast our financial information disclosed within this Form 10-K to show the results from our ophthalmology business as continuing operations and the results from our aesthetics business as discontinued operations for all periods presented. Our ophthalmology products are sold in the United States predominantly through a direct sales force and internationally through approximately 70 independent distributors in over 100 countries. Revenues from continuing operations in 2012, 2011 and 2010 were $33.9 million, $33.2 million and $32.3 million, respectively and we generated net (loss) income from continuing operations of $(0.2) million, $2.1 million and $1.7 million, respectively. Total net income including income from discontinued operations for 2012, 2011 and 2010 was $1.4 million, $2.6 million and $3.0 million, respectively.

Our ophthalmology products consist of laser systems, delivery devices and consumable instrumentation including laser probes, and are used in the treatment of serious eye diseases, including the three leading causes of irreversible blindness: diabetic retinopathy, glaucoma and age-related macular degeneration (“AMD”). In addition, our ophthalmology products are often used in vitrectomy procedures (used to treat proliferative diabetic retinopathy, macular holes, retinal tears and detachments) which are generally performed in the operating room and require a consumable single use intraocular laser probe (“EndoProbe”) to deliver light to the back of the eye together with other instrumentation. Our ophthalmology business includes (i) a recurring revenue component, consisting of sales of consumable products, predominantly single use laser probe devices and other instrumentation, combined with the repair, servicing and extended service contracts for our laser systems; and (ii) a capital component, consisting of the laser systems combined with durable delivery devices.

Our laser systems consist of our IQ products which include IQ 532, IQ 577 and IQ 810 laser photocoagulation systems; and our OcuLight products including OcuLight TX, OcuLight Symphony (Laser Delivery System), OcuLight SL, OcuLight SLx, OcuLight GL and OcuLight GLx laser photocoagulation systems. Certain of our laser systems are capable of performing traditional continuous wavelength photocoagulation and our patented Fovea-Friendly MicroPulse laser photocoagulation. Towards the end of 2012 we introduced the TxCell Scanning Laser Delivery System which saves significant time in a variety of laser photocoagulation procedures by allowing physicians to deliver the laser in a multi-spot scanning mode, a more efficient method for these procedures than the traditional single spot mode. Our current family of laser probes includes a wide variety of products in 20, 23 and 25 gauge for vitreoretinal surgery and glaucoma surgery.

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

IRIDEX Corporation was incorporated in California in February 1989 as IRIS Medical Instruments, Inc. In November 1995, we changed our name to IRIDEX Corporation and reincorporated in Delaware. Our executive offices are located at 1212 Terra Bella Avenue, Mountain View, California 94043-1824, and our telephone number is (650) 940-4700. We can also be reached at our website at www.IRIDEX.com, however, the information on, or that can be accessed through, our website is not part of this report. As used in this Annual Report on Form 10-K, the terms “Company,” “IRIDEX,” “we,” “us” and “our” refer to IRIDEX Corporation, a Delaware corporation, and when the context so requires, our wholly owned subsidiaries, IRIS Medical Instruments, Inc. and Light Solutions Corporation, both California corporations, and IRIDEX France S.A.

Market

Ophthalmology is a large and growing global market. Growth is driven by the aging world population and the onset of diabetes, which is occurring at an epidemic rate, the introduction of new treatment approaches, and the realities of constrained health care system spending.

Diabetic retinopathy is a common complication of diabetes which impairs vision over time and if left untreated can lead to blindness. According to the World Health Organization (“WHO”) – Vision 2020 The Right to Sight 2007 report – at least 171 million people worldwide have diabetes, and this figure is likely to more than double by the year 2030. According to the WHO, after 20 years duration more than 75% of patients will have some form of diabetic retinopathy. Laser photocoagulation is currently the standard treatment for this disease, although there has been increased use of pharmaceuticals in recent years. A single treatment of continuous wavelength laser photocoagulation has been shown to stabilize the patient’s vision over the long term. Continuous wavelength laser photocoagulation treatments typically take several months to be fully effective and have been demonstrated to last for many years. This treatment presents a very cost efficient model, and presents a risk of varying degrees of vision loss to the patient. Pharmaceuticals can stabilize vision in the near term, as treatments typically take a few days to be fully effective and have been demonstrated to last for weeks. However, patients receiving pharmaceutical treatment for diabetic retinopathy require repeated injections. The injections are painful and the patients may experience side effects including increased risk of eye infections. Furthermore, a regimen of repeated injections is very costly to both the physician, in terms of time, and to the healthcare system, in terms of dollars spent on treatment. The short comings in treating this disease have led to a renewed interest in alternative approaches that may provide better patient outcomes.

Glaucoma is a leading cause of blindness in the world. WHO estimates that approximately 60.5 million people had glaucoma in 2010 and given the aging of the world’s population, this number is anticipated to increase to nearly 80 million by 2020. Currently, glaucoma is not curable, and vision loss resulting from glaucoma currently cannot be regained. Often, glaucoma is chronic and must be monitored for the duration of the patient’s life. Most cases of glaucoma can be controlled and vision loss slowed or halted by treatment. Pharmaceuticals are typically the first treatment method prescribed for glaucoma. These pharmaceutical treatments are commonly self-administered in drop form by the patients. Patients often have difficulties applying the pharmaceutical drops properly and may fail to appropriately or timely apply the medication, which may significantly reduce the effectiveness of the pharmaceutical. Even when administered correctly, pharmaceuticals have demonstrated reduced efficacy over time. When pharmaceuticals lose their effectiveness, laser treatment is often performed, and ultimately surgery may be required. The short comings in treating this disease have led to a renewed interest in surgical approaches that may allow treatment earlier and may result in better patient outcomes.

AMD is a disease that affects the aged. WHO indicates that, in 2006, 3 million people had lost their sight due to AMD and that the number affected is expected to double by the year 2020. Unfortunately, although pharmaceuticals are used to delay vision loss there is currently no cure for AMD. Pharmaceuticals require repeated injections in the eye every six to eight weeks, which are painful, increase the risk of adverse side effects, are costly, and their long term viability is unproven. Continuous wavelength laser photocoagulation can also be used to treat AMD, although it is used less frequently because the disease often requires the laser to be applied to the area of the retina responsible for central vision and the likelihood of significant loss of visual function is too high. The short comings in treating this disease has led to a renewed interest in investigating alternative approaches that might allow treatment earlier which would result in better patient outcomes.

The IRIDEX Strategy

We are one of the worldwide leaders in developing, manufacturing, marketing, selling and servicing innovative medical laser systems and associated instrumentation for the treatment of serious eye diseases. With the sale of our aesthetics business we can now focus exclusively on our ophthalmology business. At the end of 2012, the Company had $11.9 million in cash and no debt. Although we incurred a net loss from our ophthalmology operations in fiscal 2012, for the preceding three years prior to fiscal 2012, we generated net income and it is our goal to operate our business profitably going forward.

Our strategy is to leverage our existing brand and distribution channel in the ophthalmology market to introduce a broad array of products that:

1.	Improve therapeutic outcomes for patients suffering from sight-threatening eye diseases.

2.	Improve the efficiency of physicians and reduce their costs, and

3.	Provide economic benefits to healthcare systems.

To achieve these goals we are pursuing a number of organic initiatives which we anticipate will be supplemented from time to time by acquisitions. We anticipate that the successful execution of this strategy will lead to profitable growth and enhanced shareholder value.

See Item 1A. Risk Factors - Factors That May Affect Future Results - “Our Future Success Depends on Our Ability to Develop and Successfully Introduce New Products and New Applications.” and “Efforts to acquire additional companies or product lines may divert our managerial resources away from our business operations, and if we complete additional acquisitions, we may incur or assume additional liabilities or experience integration problems.”

Laser Photocoagulation

We produce laser photocoagulator systems. Laser photocoagulation is the standard-of-care for the treatment of many sight-threatening eye diseases, the majority of which are diseases of the retina and glaucoma. Photocoagulation delivers laser light to carefully targeted eye tissue and generates a local healing response. Laser photocoagulation has been demonstrated to be a safe and effective therapy with long-term benefits.

The traditional method of performing laser photocoagulation uses a mode which delivers continuously-on laser light, which is referred to as continuous wave (“CW”) mode. Use of this mode typically leads to local tissue damage under the belief that tissue damage was necessary to generate the beneficial response associated with laser photocoagulation and can cause loss of visual function.

We have developed a new method of performing laser photocoagulation using a mode which chops the CW beam into short, microsecond long, laser pulses, which we call MicroPulse mode. Studies have demonstrated that MicroPulse therapy can generate the beneficial response associated with CW laser photocoagulation with no detectible tissue damage. We refer to this as Fovea-Friendly because it is tissue sparing laser photocoagulation which is intended to preserve visual function.

Ophthalmic Products

We utilize a systems approach to product design. Each system includes a console, which generates the laser energy, and a number of interchangeable peripheral delivery devices for use in specific clinical applications. This approach allows our customers to purchase a basic console system and add additional delivery devices as their needs expand or as new applications develop. We believe that this systems approach is our distinguishing characteristic and also brings economies-of-scale to our product development and manufacturing efforts because individual applications do not require the design and manufacture of complete stand-alone products. Our primary equipment products range in price from $1,000 to $60,000 and consist of laser consoles and specialized durable delivery devices. Our line of consumable products range in price from $12 to $250 and consist primarily of cannulas and laser probes.

Consoles

Our laser consoles, which are identified below, incorporate the economic and technical benefits of solid state and semiconductor laser technology.

Visible (Yellow) Photocoagulator Console. In 2009, we introduced the industry’s first solid state 577-nm (yellow) photocoagulator - the IQ 577. This product utilizes state of the art user interface technology and delivers a 577 wavelength which is at the peak of oxyhemoglobin absorption and allows ophthalmologists to obtain optimal results with lower power (more tissue sparing) compared with green wavelengths. The IQ 577 console weighs 18 pounds, has dimensions of 7.5”H x 12”W x 14”D, draws a maximum of 250 Watts of wall power, requires no water cooling, and has a remote control and wireless footswitch.

Visible (Green) Photocoagulator Consoles. We have a family of solid state and semiconductor-based photocoagulator consoles used in ophthalmology that deliver visible (Green - 532nm) laser light. In 2010, we introduced the IQ 532nm photocoagulator. This product utilizes a user interface and product platform based on the IQ 577, as more fully described above, as well as our OcuLight TX, OcuLight GL and OcuLight GLx Photocoagulators. The OcuLight TX/GL/GLx have dimensions of 6”H x 12”W x 12”D, draw a maximum of 300 Watts of wall power and require no water cooling.

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

TxCell Scanning Laser Delivery System (“TxCell”). TxCell was introduced in the second half of 2012. It allows the physician to perform multi-spot pattern scanning for efficient retinal photocoagulation, confluent laser patterns for tissue-sparing MicroPulse protocols and allows for standard single spot photocoagulation.

TruFocus Laser Indirect Ophthalmoscope (“LIO”). The indirect ophthalmoscope is designed to be worn on the physician’s head and to be used in procedures to treat peripheral retinal disorders, particularly in infants or adults requiring treatment in the supine position. This product can be used in both diagnosis and treatment procedures at the point-of-care. The IRIDEX LIO is recognized as the “standard of the ophthalmic industry”.

Slit Lamp Adapter (“SLA”). These adapters allow the physician to utilize a standard slit lamp in both diagnosis and treatment procedures. Physicians can install an SLA in a few minutes and convert standard diagnostic slit lamps into a therapeutic photocoagulator delivery system. SLAs are used in treatment procedures for both retinal diseases and glaucoma. These devices are available in a wide variety of spot diameters. Our standard SLAs have a single fiber and deliver laser light from a single laser console. Our Symphony SLA has multiple fibers and can deliver laser light from two compatible laser consoles.

Operating Microscope Adapter (“OMA”) . These adapters allow the physician to utilize a standard operating microscope in both diagnosis and laser treatment procedures. These devices are similar to SLAs, except that they are oriented horizontally and therefore can be used to deliver retinal photocoagulation to a supine patient.

EndoProbe. Our EndoProbe fiber optic delivery devices are used for endophotocoagulation, a retinal treatment procedure performed in the hospital operating room or surgery center during a vitrectomy procedure. These sterile disposable probes are available in tapered, angled, stepped, aspirating, illuminating, and adjustable styles. The EndoProbe is offered in a wide variety of gauges.

G-Probe. The G-Probe is used in procedures to treat medically and surgically uncontrolled glaucoma, in many instances replacing cyclocryotherapy, or freezing of eye tissues. The G-Probe’s non-invasive procedure takes approximately ten minutes, is performed on an anesthetized eye in the doctor’s office, and results in less pain and fewer adverse side effects than cyclocryotherapy. The G-Probe is a sterile consumable multi-use product.

DioPexy Probe. The DioPexy Probe is a hand-held instrument which is used in procedures to treat retinal tears, and breaks non-invasively through the sclera, as an alternative method of attaching the retina. Our DioPexy Probe results in increased precision, less pain and less inflammation than traditional cryotherapy.

GreenTip™ Soft Tip Cannula. The GreenTip cannula allows surgeons to effectively visualize and access the proximity of the retina while performing a fluid air exchange during a vitrectomy procedure. Benefits include optimal contrast against the retina, maximized visualization and greater protection of the retina with its unique atraumatic silicone tip. The GreenTip cannula is a sterile disposable single-use product.

MoistAir™ In-Line Air Humidifier. The MoistAir Humidifying Chamber connects to the air line and provides humidified air to the eye during fluid air exchange. Studies have shown that the use of humidified air can substantially reduce the dehydrating effects, delay lens feathering, protect corneal endothelium, and may prevent visual field loss defects after macular hole surgery. The MoistAir Humidifying Chamber is a sterile disposable single use product.

Ophthalmology Treatments

The following chart lists the procedures for treating ophthalmic diseases that can be addressed by utilizing our ophthalmic laser systems. These procedures typically are performed in an OR, ASC or clinic/outpatient settings and are non-elective and covered by insurance.

	Procedure	Console	Delivery Devices and Other Product	Mode
Age-related Macular Degeneration	Retinal Photocoagulation	Infrared & Visible	Slit Lamp Adapter	CW
Diabetic Retinopathy
Macular Edema	Grid Retinal Photocoagulation	Infrared & Visible	Slit Lamp Adapter & Operating Microscope Adapter,	CW or MicroPulse
	Focal Retinal Photocoagulation	Visible	Slit Lamp Adapter
Proliferative	Pan-Retinal Photocoagulation Vitrectomy Procedure	Infrared & Visible	Slit Lamp Adapter, Operating Microscope Adapter, Laser Indirect Ophthalmoscope, EndoProbe* GreenTip cannula*	CW or MicroPulse
Glaucoma
Primary Open - Angle	Trabeculoplasty	Infrared & Visible	Slit Lamp Adapter	CW or MicroPulse
Angle-closure	Iridotomy	Infrared & Visible	Slit Lamp Adapter	CW
Uncontrolled Glaucoma	Transscleral Cyclophotocoagulation	Infrared	G-Probe*	CW
Retinal Tears and Detachments	Retinopexy Retinal Photocoagulation Vitrectomy Procedure	Infrared & Visible	Slit Lamp Adapter, Laser Indirect Ophthalmoscope, Operating Microscope Adapter, EndoProbe* GreenTip cannula*, MoistAir Humidifying Chamber*	CW
	Transscleral Retinal Photocoagulation	Infrared	DioPexy Probe	CW
Retinopathy of Prematurity	Retinal Photocoagulation	Infrared	Laser Indirect Ophthalmoscope	CW
Ocular Tumors	Retinal Photocoagulation	Infrared	Slit Lamp Adapter, Operating Microscope Adapter, Laser Indirect Ophthalmoscope	CW
Macular Holes	Vitrectomy Procedure	Visible	EndoProbe*	CW

*	Consumable and disposable products

Research and Development

We have close working relationships with researchers, clinicians and practicing physicians around the world who provide new ideas, test the feasibility of these new ideas and assist us in validating new products and new applications before they are introduced.

Our internal research and development (“R&D”) activities are performed by a current team of 15 engineers, scientists and regulatory professionals with experience in various aspects of medical products, laser systems, delivery devices and clinical techniques with a focus on introducing innovative products which satisfy the unmet and emerging needs of our customers. The core competencies of the team include: mechanical engineering, electrical engineering, optics, lasers, fiber optics, software, firmware and delivery devices. The R&D process integrates all of the necessary disciplines of the Company from product inception through customer acceptance. This process facilitates reliable new product innovations and a consistent pipeline of innovative products for our customers.

Our research activities are managed internally by our R&D staff. We supplement our internal R&D staff by hiring consultants and/or partnering with physicians to gain specialized expertise and understanding. Research efforts are directed toward the development of new products and new applications for our existing products, as well as the identification of markets not currently addressed by our products.

We believe that it is important to make a substantial contribution to improving clinical outcomes. For instance, we have made substantial investments in researching and improving the treatment of serious eye diseases such as AMD, diabetic retinopathy and glaucoma. The objectives of developing new treatments and applications are to expand the potential patient population, to more effectively and more economically treat diseases, to treat patients earlier in the treatment regimen and to reduce the side effects of treatment.

We spent $4.4 million on R&D in our continuing operations in 2012, $3.9 million in 2011 and $3.8 million in 2010.

We consider clinical projects to be a component of our R&D efforts and they may or may not result in additional commercial opportunities. See Item 1A. Risk Factors - Factors That May Affect Future Results - “While We Devote Significant Resources to Research and Development, Our Research and Development May Not Lead to New Products that Achieve Commercial Success” and “The Clinical Trial Process Required to Obtain Regulatory Approvals is Costly and Uncertain, and Could Result in Delays in New Product Introductions or Even an Inability to Release a Product”.

Customers and Customer Support

Our products are currently sold to ophthalmologists specializing in the treatment of eye disease in the retina, glaucoma and pediatrics eye diseases. Other customers include research and teaching hospitals, government installations, surgical centers, hospitals, and office clinics (outpatient). No single customer or distributor accounted for 10% or more of total revenues in fiscal years 2012, 2011 and 2010.

We seek to provide superior customer support and service and believe that our customer service and technical support distinguish our product offerings from those of our competitors. We provide depot service at our Mountain View facility for our ophthalmology products. Our customer support representatives assist customers with orders, warranty returns and other administrative functions. Our technical support engineers provide customers with answers to technical and product-related questions. We maintain an “around-the-clock” telephone service line to service our customers. If a problem with a depot serviceable product cannot be diagnosed and resolved by telephone, a service loaner is shipped overnight to domestic customers under warranty or service contract, and by the most rapid delivery means available to our international customers, and the problem unit is returned to us. The small size and rugged design of our products allows for economical shipment and quick response to customers worldwide.

Sales and Marketing

We sell and market our products in the United States predominantly through our direct sales force and internationally through approximately 70 independent distributors into over 100 countries. Currently we have a direct sales force of 11 employees who were engaged in sales efforts within the United States and 5 employees engaged in managing our distribution sales efforts internationally. Our sales are administered through our corporate headquarters in Mountain View, California. See Item 1A. Risk Factors - Factors That May Affect Future Results - “We Rely on Our Direct Sales Force and Network of International Distributors to Sell Our Products and Any Failure to Maintain Our Direct Sales Force and Distributor Relationships Could Harm Our Business.”

International sales represented 45.4%, 44.4% and 44.8% of our sales in 2012, 2011 and 2010, respectively. We believe that our international sales will continue to represent a significant portion of our revenues for the foreseeable future. Our international sales are made principally to customers in Europe, Asia, the Pacific Rim, the Middle East, Russia, Africa and Latin America. Our distribution agreements with our international distributors are generally exclusive and typically can be terminated by either party without cause with 90 days notice. International sales may be adversely affected by the imposition of governmental controls, currency fluctuations, restrictions on export technology, political instability, trade restrictions, changes in tariffs and the economic condition in each country in which we sell our products. See Item 1A. Risk Factors - Factors That May Affect Future Results - “We Depend on International Sales for a Significant Portion of Our Operating Results.”

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

To support our sales process, we conduct marketing programs which include: our website, clinical education, email marketing, trade shows, public relations, market research, and advertising in trade and academic journals and newsletters. We typically participate in over 85 trade shows worldwide on an annual basis. These meetings allow us to present our products to existing and prospective buyers.

Through marketing, we collaborate with our customers to identify new products and applications which help meet their unmet needs, which in turn provides us with new product concepts, enhances our ability to identify new applications for our products and validates new procedures using our products. Customers include key opinion leaders who are often the heads of the departments in which they work or professors at universities. We believe that these luminaries in the field of ophthalmology are key to the successful introduction of new products and the subsequent acceptance of these new products by the general market. Acceptance of our products by these early adopters is key to our strategy in the validation and commercialization of our new products.

Operations

The manufacture of our visible light and infrared photocoagulators and the related delivery devices is a highly complex and precise process. Completed systems must pass quality control and reliability tests before shipment. Our manufacturing activities consist of specifying, sourcing, assembling and testing of components and certain subassemblies for assembly into our final product. Currently we have a total of 37 employees engaged in manufacturing activities for these products.

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

Competition

Competition in the market for laser systems and delivery devices used for ophthalmic treatment procedures is intense and is expected to increase. This market is also characterized by technological innovation and change. We compete by providing features and services that are valued by our customers such as: enhanced product performance, and clinical outcomes, ease of use, durability, versatility, customer training services and rapid repair of equipment.

Our principal competitors in ophthalmology are Alcon Inc., Carl Zeiss Meditec AG, Nidek Co. Ltd, Synergetics, Topcon Corporation, Ellex Medical Lasers, Ltd., Quantel Medical SA, and Lumenis Ltd. Most of these companies currently offer a competitive, semiconductor-based laser system for ophthalmology. Also within ophthalmology, pharmaceutical alternative treatments for AMD and DME such as Lucentis/Avastin (Genentech), Eylea (Regeneron) and to a lesser extent Visudyne (Novartis), Macugen (OSI Pharmaceuticals) and Ozurdex (Allergan) compete rigorously with traditional laser procedures.

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

Patents and Proprietary Rights

Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. These are either developed internally or obtained from acquisitions such as RetinaLabs and Ocunetics. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued 26 United States patents and 17 foreign patents on the technologies related to our continuing products and processes, which have expiration dates ranging from 2014 to 2027. We have nine pending patent applications in the United States and seven foreign pending patent applications that have been filed. Our patent applications may not be approved.

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

Export of our products is regulated by the FDA and is covered by the Export Amendment of 1996, which greatly expanded the export of approved and unapproved United States medical devices. However, some foreign countries require manufacturers to provide an FDA certificate for products for export (“CPE”) which requires the device manufacturer to certify to the FDA that the product has been granted pre-market clearance in the United States and that the manufacturing facilities appeared to be in compliance with QSR at the time of the last QSR inspection. The FDA will refuse to issue a CPE if significant outstanding QSR violations exist.

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

Private third-party reimbursement plans are also developing increasingly sophisticated methods of controlling health-care costs by imposing limitations on reimbursable procedures and the exploration of more cost-effective methods of delivering health care. In general, these government and private measures have caused health care providers, including our customers, to be more selective in the purchase of medical products. In addition, changes in government regulation or in private third-party payers’ policies may limit or eliminate reimbursement for procedures employing our products, which could have a material adverse effect on our business, results of operations and financial condition. See Item 1A Risk Factors - Factors That May Affect Future Results - “Our Operating Results May be Adversely Affected by Uncertainty Regarding Healthcare Reform Measures and Changes in Third Party Coverage and Reimbursement Policies.

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

Backlog and Seasonality

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

Employees

Currently, we have a total of 106 full-time equivalent employees engaged in our ongoing ophthalmology operations, including 54 in operations and service, 25 in sales and marketing, 15 in research and development and 12 in finance and administration. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. At December 29, 2012, we employed 19 such persons. Our future success will depend in part on our ability to attract, train, retain and motivate highly qualified employees, who are in great demand. We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization, and we have never experienced a work stoppage or strike. We consider our employee relations to be good.

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

Item 1A. Risk Factors

Factors That May Affect Future Results

In addition to the other information contained in this Annual Report Form 10-K, we have identified the following risks and uncertainties that may have a material adverse effect on our business, common stock price, financial condition or results of operations. You should carefully consider the risks described below before making an investment decision.

In February 2012, We Sold our Aesthetics Business Unit and Our Operating Results Will Be Adversely Affected in the Near Term as a Result of this Sale.

In February 2012, we completed the sale of our aesthetics business. Prior to the sale, our aesthetics business covered its direct costs and therefore contributed to the profitability of the overall company to remain profitable. In addition, we provided the purchaser typical indemnification provisions associated with this type of transaction, and there is a risk that an adverse event may occur that requires us to fulfill our indemnity obligation. In the near term these factors will have a material adverse effect on our business, financial condition and results of operations.

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

Our Stock Price Has Been and May Continue to be Volatile and an Investment in Our Common Stock Could Suffer a Decline in Value.

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. In addition, the trading price of our common stock has been significantly adversely affected by our recent operating performance and by liquidity issues. For fiscal year 2012, the trading price of our common stock fluctuated from a low of $3.10 per share to a high of $4.48 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

We Face Strong Competition in Our Markets and Expect the Level of Competition to Grow in the Foreseeable Future.

Competition in the market for devices used for ophthalmic treatment procedures is intense and is expected to increase. Our competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. Our principal competitors in ophthalmology are Alcon Inc., Carl Zeiss Meditec AG, Nidek Co. Ltd., Synergetics, Topcon Corporation, Ellex Medical Lasers, Ltd., Quantel Medical SA, and Lumenis Ltd. Most of these companies currently offer a competitive, semiconductor-based laser system for ophthalmology. Also within ophthalmology, pharmaceutical alternative treatments for AMD and DME such as Lucentis/Avastin (Genentech), Eylea (Regeneron), and to a lesser extent Visudyne (Novartis), Macugen (OSI Pharmaceuticals) and Ozurdex (Allergan) compete rigorously with traditional laser procedures. A number of these competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do, including greater name recognition, and benefit from long-standing customer relationships. Some medical companies, academic and research institutions, or others, may develop new technologies or therapies that are more effective in treating conditions targeted by us or are less expensive than our current or future products. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

Our Operating Results May be Adversely Affected by Uncertainty Regarding Healthcare Reform Measures and Changes in Third Party Coverage and Reimbursement Policies.

The recent decision to uphold the Patient Protection and Affordable Care Act means that we will be required to pay a 2.3% tax on our products sold in the US. If we are not able to pass this tax onto our customers, our profits will be significantly reduced or losses significantly enlarged.

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

We Depend on International Sales for a Significant Portion of Our Operating Results.

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the fiscal year ended December 29, 2012, our international ophthalmology sales were $15.4 million or 45.4% of total revenue. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. For our continuing ophthalmology business, none of our international revenues and costs has been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. Our international operations and sales are subject to a number of risks and potential costs, including:

•	impact of recessions in global economies and availability of credit;

•	impact of international conflicts, terrorist and military activity, civil unrest;

•	fluctuations in foreign currency exchange rates;

•	foreign certification requirements, including continued ability to use the “CE” mark in Europe, and other local regulatory requirements;

•	performance of our international channel of distributors;

•	longer accounts receivable collection periods;

•	differing local product preferences and product requirements;

•	cultural differences;

•	changes in foreign medical reimbursement and coverage policies and programs;

•	political and economic instability;

•	reduced or limited protections of intellectual property rights in jurisdictions outside the United States;

•	potentially adverse tax consequences; and

•	multiple protectionist, adverse and changing foreign governmental laws and regulations.

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

We Depend on Collaborative Relationships to Develop, Introduce and Market New Products, Product Enhancements and New Applications.

We depend on both clinical and commercial collaborative relationships. We have entered into collaborative relationships with academic medical centers and physicians in connection with the research and innovation and clinical testing of our products. Commercially, we currently have a distribution and licensing agreement with Alcon for our GreenTip SoftTip Cannula. Sales of and royalties from the GreenTip Soft Tip cannula are dependent upon the sales performance of Alcon, which depends on their efforts which is beyond our control. Historically, we have collaborated with Bausch & Lomb to design and manufacture a solid-state green wavelength (532nm) laser photocoagulator module for Bausch & Lomb, called the Millennium Endolase module. Bausch & Lomb has introduced a new product to replace the product that included the Millennium Endolase module and as such we have seen sales to Bausch & Lomb decline and we anticipate that sales will continue to decline. The failure to obtain any additional future clinical or commercial collaborations and the resulting failure or success of such arrangements of any current or future clinical or commercial collaboration relationships could have a material adverse effect on our ability to introduce new products or applications and therefore could have a material adverse effect on our business, results of operations and financial condition.

While We Devote Significant Resources to Research and Development, Our Research and Development May Not Lead to New Products that Achieve Commercial Success.

The Company’s ability to generate incremental revenue growth will depend, in part, on the successful outcome of research and development activities, including clinical trials that lead to the development of new products and new applications using our products. Our research and development process is expensive, prolonged, and entails considerable uncertainty. Due to the complexities and uncertainties associated with ophthalmic research and development, products we are currently developing may not complete the development process or obtain the regulatory approvals required to market such products successfully. The products currently in our development pipeline may not be approved by regulatory entities and may not be commercially successful, and our current and planned products could be surpassed by more effective or advanced products of current or future competitors. Therefore, even if we are able to successfully develop enhancements or new generations of our products, these enhancements or new generations of products may not produce revenue in excess of the costs of development and they may be quickly rendered obsolete by changing customer preferences or the introduction by our competitors of products embodying new technologies or features.

Efforts to Acquire Additional Companies or Product Lines May Divert Our Managerial Resources Away from Our Business Operations, and If We Complete Additional Acquisitions, We May Incur or Assume Additional Liabilities or Experience Integration Problems.

Since 1989, we have completed 6 acquisitions. As part of our growth strategy we seek to acquire businesses or product lines for various reasons, including adding new products, adding new customers, increasing penetration with existing customers, adding new manufacturing capabilities or expanding into new geographic markets. Our ability to successfully grow through acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financings. These efforts could divert the attention of our management and key personnel from our business operations. If we complete future acquisitions, we may also experience:

•	difficulties integrating any acquired products into our existing business;

•	delays in realizing the benefits of the acquired products;

•	diversion of our management’s time and attention from other business concerns;

•	adverse customer reaction to the product acquisition; and

•	increases in expenses.

Any one or more of these factors stated above could have a material adverse effect on our business, financial condition or results of operations. Furthermore, acquisitions could materially impair our operating results by causing us to amortize acquired assets, incur acquisition expenses and add debt.

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

Our ability to sell our products and generate revenues depends upon our direct sales force within the United States and relationships with independent distributors outside the United States. Currently our direct sales force within the United States consists of 11 employees focused and we maintain relationships with approximately 70 independent distributors internationally selling our products into over 100 countries, managed by a team of 5 people. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are entirely dependent on the efforts of these third parties. If any distributor breaches the terms of its distribution agreement with us or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory would be adversely affected.

We do not have any long-term employment contracts with the members of our direct sales force. We may be unable to replace our direct sales force personnel with individuals of equivalent technical expertise and qualifications, which may harm our revenues and our ability to maintain market share. Similarly, our distributor agreements are generally terminable at will by either party and distributors may terminate their relationships with us, which would affect our international sales and results of operations.

We Rely on Patents and Proprietary Rights to Protect our Intellectual Property and Business.

Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued 26 United States patents and 17 foreign patents on the technologies related to our products and processes. We have nine pending patent applications in the United States and seven foreign pending patent applications that have been filed. Our patent applications may not be approved. The acquisition of the RetinaLabs assets included five additional patents. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.

Patents have a limited lifetime and once a patent expires competition may increase. For example, our “Connector Patent” used to connect our delivery devices (consumable & durable) to our laser consoles expired in 2010. Delivery devices which do not utilize our Connector Patent technology are not recognized by our laser consoles. We derive, and expect to continue to derive, a large portion of our recurring revenue and profits from sales of our consumable EndoProbe devices. Expiration of this patent may increase competition from our competitors for our consumable EndoProbe device business and there can be no guarantees that we will maintain our market share of this business.

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

We Depend on Sole Source or Limited Source Suppliers.

We rely on third parties to manufacture substantially all of the components used in our products, including optics, laser diodes and crystals. We have some long term or volume purchase agreements with our suppliers and currently purchase components on a purchase order basis. Some of our suppliers and manufacturers are sole or limited sources. In addition, some of these suppliers are relatively small private companies whose operations may be disrupted or discontinued at any time. There are risks associated with the use of independent manufacturers, including the following:

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

Inability of Customers Obtaining Credit or Material Increases in Interest Rates May Harm Our Sales.

Some of our products are sold to health care providers in general practice. Many of these health care providers purchase our products with funds they secure through various financing arrangements with third party financial institutions, including credit facilities and short-term loans. If availability of credit becomes more limited, or interest rates increase, these financing arrangements may be harder to obtain or more expensive to our customers, which may decrease demand for our products. Any reduction in the sales of our products would cause our business to suffer.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information for Common Equity

Our common stock is currently and since our initial public offering on February 15, 1996, has been quoted on the NASDAQ Global Market under the symbol “IRIX”. The following table sets forth for the periods indicated the high and low sales prices for our common stock, as reported on the NASDAQ Global Market.

	High	Low
Fiscal 2012
Fourth Quarter	$4.00	$3.54
Third Quarter	$4.00	$3.10
Second Quarter	$4.37	$3.22
First Quarter	$4.48	$3.67
Fiscal 2011
Fourth Quarter	$3.80	$3.15
Third Quarter	$4.10	$3.48
Second Quarter	$4.55	$3.58
First Quarter	$4.65	$3.48

On March 18, 2013 the closing price on the NASDAQ Global Market for our common stock was $4.63 per share. As of March 18, 2013, there were approximately 59 holders of record (not in street name) of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of our stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended December 29, 2012.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share
09/30/12 to 11/03/12	36,000	(1)	$3.91	(3)
11/04/12 to 12/01/12	3,900	(1)	$3.93	(3)
12/02/12 to 12/29/12	487,500	(2)	$4.10

Total	527,400		$4.09

(1)	On May 5, 2011, the Board of Directors of the Company approved a share repurchase program and authorized the Company to repurchase up to an aggregate amount of $2.0 million worth of its outstanding shares of common stock. Each repurchase was financed by available cash balances and cash from operations. In March 2012, the Company announced an extension of the share repurchase program through May 2013 and an increase in the amount of cash available for the program to a total of $4.0 million. On February 28, 2013, the Board approved a new one year $3.0 million stock repurchase program that replaces the prior two year $4.0 million program. Each repurchase was financed by available cash balances and cash from operations.
(2)	On December 14, 2012, the Company announced the final results of its tender offer to purchase 487,500 shares of its common stock at a purchase price of $4.10 per share, which expired at 5:00 p.m., New York City time, on Friday, December 7, 2012, for a total cost of approximately $2.0 million. The purchase was financed by available cash balances and cash from operations.
(3)	Average price paid per share of common stock repurchased is the execution price, including commissions paid to brokers.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

IRIDEX Corporation is a leading worldwide provider of therapeutic based laser systems, delivery devices and consumable instrumentation used to treat sight-threatening eye diseases in ophthalmology. In February 2012, we sold our aesthetics business to Cutera, Inc. We view this as a significant step forward in our strategy because it allows us to focus solely on our ophthalmology business which is our core strength. Management believes that this path affords the Company with the best opportunity for long term profitable growth. In accordance with US GAAP we have disclosed the financial results from our aesthetics business as discontinued operations. This discussion and analysis will focus primarily on our ophthalmology business because this is our continuing business and therefore provides more relevant information to the reader of our financial statements both on a retrospective and prospective basis. Our ophthalmology products are sold in the United States predominantly through a direct sales force and internationally through approximately 70 independent distributors into over 100 countries.

We manage and evaluate our business in one segment - ophthalmology. We break down this segment by geography - Domestic (U.S.) and International (the rest of the world). In addition, we review trends by laser system sales (consoles and durable delivery devices) and recurring sales (single use consumable laser probes and other associated instrumentation (“consumables”), service and support).

Our ophthalmology revenues arise primarily from the sale of our IQ and OcuLight laser systems, consumables and service and support activities. Our current family of IQ products includes IQ 532, IQ 577 and IQ 810 laser photocoagulation systems and our OcuLight products include OcuLight TX, OcuLight Symphony (Laser Delivery System), OcuLight SL, OcuLight SLx, OcuLight GL and OcuLight GLx laser photocoagulation systems. Certain of our laser systems are capable of performing traditional continuous wavelength photocoagulation and our patented Fovea-Friendly MicroPulse laser photocoagulation. Towards the end of 2012, we introduced the TxCell Scanning Laser Delivery System which saves significant time in a variety of laser photocoagulation procedures in allowing physicians to deliver the laser in a multi-spot scanning mode, a more efficient method for these procedures than the traditional single spot mode. Our current family of laser probes includes a wide variety of products in 20, 23 and 25 gauge for vitreoretinal surgery and glaucoma surgery.

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

Results of Operations - 2012, 2011 and 2010

Our fiscal year ends on the Saturday closest to December 31. Fiscal 2012 ended on December 29, 2012, fiscal 2011 ended on December 31, 2011, and fiscal 2010 ended on January 1, 2011. Fiscal years 2012, 2011 and 2010 each included 52 weeks of operations.

The following table sets forth certain data from continuing operations as a percentage of revenue from continuing operations for the periods indicated.

	Percentage of Revenue
	Years Ended
	FY 2012 Dec 29, 2012	FY 2011 Dec 31, 2011	FY 2010 Jan 1, 2011
Revenues:
Total revenues	100.0%	100.0%	100.0%
Cost of revenues	51.7	50.9	49.9

Gross margin	48.3	49.1	50.1

Operating expenses:
Research and development	13.0	11.8	11.6
Sales and marketing	23.3	22.4	21.9
General and administrative	14.5	12.8	12.9
Legal settlement, net of expenses	0.0	(3.8)	0.0

Total operating expense	50.8	43.2	46.4

(Loss) income from operations	(2.5)	5.9	3.7
Legal settlement	2.3	2.4	2.5
Interest and other expense, net	(0.6)	(0.9)	(0.1)

(Loss) income from continuing operations before income taxes	(0.8)	7.4	6.1
(Benefit from) provision for income taxes	(0.3)	0.9	1.0

(Loss) income from continuing operations, net of tax	(0.5)	6.5	5.1

(Loss) income from discontinued operations, net of tax	(0.8)	1.4	4.3
Gain on sale of discontinued operations, net of tax	5.5	0.0	0.0

Income from discontinued operations, net of tax	4.7	1.4	4.3

Net income	4.2%	7.9%	9.4%

Comparison of 2012 and 2011

Revenues.

Total revenues from continuing operations for 2012 were $33.9 million compared with $33.2 million in 2011, an increase of $0.7 million or 2.1%. The increase was due primarily to our recurring revenues which improved as a result of the onset of revenues from the licensing and distribution agreement with Alcon. Competition for consumable products remains strong with increased price sensitivities amongst customers. Our ophthalmology system revenues remained consistent period to period. Our OEM revenue continued to decline as anticipated because this revenue is generated from a product that is now in its end of life phase.

(in millions)	FY 2012	FY 2011	Change in $	Change in %
Ophthalmology systems - domestic	$7.1	$7.2	$(0.1)	(1.4)%
Ophthalmology systems - international	9.4	9.3	0.1	1.1%
Ophthalmology recurring revenues	17.1	16.2	0.9	5.6%
Ophthalmology OEM	0.3	0.5	(0.2)	(40.0)%

Continuing operations - ophthalmology revenues	$33.9	$33.2	$0.7	2.1%

Gross Profit.

Gross profit remained level at $16.3 million in 2012 as a result of a decrease in gross margin to 48.3% in 2012, from 49.1% in 2011. Direct margins for the year were comparable to 2011. The reduction in gross margin was primarily attributable to increased manufacturing and service costs. We have increased our investment in inventory during the year with the future objective of allowing us to run our production lines more linearly throughout any particular quarter and therefore more efficiently.

Research and Development.

Research and development expenses increased $0.5 million or 12.1%, from $3.9 million in 2011 to $4.4 million in 2012. The increase is attributable to increases in headcount and project material costs incurred in engineering development projects, and patent expenses as the Company continues to focus on new product introductions.

Sales and Marketing.

Sales and marketing expenses increased $0.4 million or 5.9%, from $7.5 million in 2011 to $7.9 million in 2012. The increase is primarily attributable to increased personnel costs associated with increased headcount and marketing programs.

General and Administrative.

General and administrative expenses increased $0.7 million or 15.7%, from $4.3 million in 2011 to $4.9 million in 2012. The increase in expenses was primarily attributable to employee severance and related costs taken as part of streamlining the Company’s operations in the latter half of the year.

Other Income (expense).

The Company received the final annual installment of $0.8 million from the settlement with Synergetics of legal claims related to patent infringement which was consistent with the amount received in 2011. During 2012, the remeasurement on the fair value of the earn-out liability from prior acquisitions resulted in an expense of $0.2 million.

Income Taxes.

We recorded a benefit for income taxes of $0.1 million for continuing operations for the year ended December 29, 2012 compared to a provision for income taxes of $0.3 million for the year ended December 31,

2011. The effective tax rate for the year ended December 29, 2012 was 37% compared to an effective tax rate of 12% for the year ended December 31, 2011. Our effective tax rate increased due mainly to the change from 2011 pretax income of $2.5 million to 2012 pretax loss of $0.3 million. As a result of the current year loss, the tax rate had also increased by a larger reduction in valuation allowance in the current year and the anticipated refund claim from carrying back tax loss to 2010 and 2011 for federal income tax purposes.

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

Research and Development.

Research and development expenses increased $0.2 million or 4.3%, from $3.8 million in 2010 to $3.9 million in 2011. The increase is attributable to increases in headcount and therefore personnel costs incurred in engineering development projects as the Company continues to focus on new product introductions.

Sales and Marketing.

Sales and marketing expenses increased $0.4 million or 5.1%, from $7.1 million in 2010 to $7.5 million in 2011. The increase is primarily attributable to increased personnel costs associated with increased headcount and marketing programs.

General and Administrative.

General and administrative expenses increased $0.1 million or 2.3%, from $4.2 million in 2010 to $4.3 million in 2011. Expenses were stable across the two periods.

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

Other Income (expense).

Income from the settlement with Synergetics of legal claims related to patent infringement amounted to $0.8 million for both periods. During 2012, the remeasurement on the fair value of the earn-out liability from prior acquisitions resulted in expense of $0.3 million.

Income Taxes.

We recorded a provision for income taxes on continuing operations of $0.3 million and an effective tax rate of 12% for fiscal year 2011 similar to a provision for income taxes of $0.3 million and an effective tax rate of 16% for fiscal year 2010. Our tax rate is benefiting from a reduction in the valuation allowance we currently have booked against our deferred tax asset.

Liquidity and Capital Resources

Comparison of 2012 and 2011

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital. During 2012, net cash used in continuing operating activities was $1.1 million. The use of cash resulted primarily from a net loss from continuing operations of $0.2 million less changes in working capital of $2.4 million partially offset by certain non-cash items of $1.4 million. This compares to net cash provided by continuing operating activities in 2011 of $2.3 million which was generated from net income from continuing operations of $2.1 million with non-cash items of $1.1 million less changes in working capital of $1.0 million.

As of December 29, 2012, we had cash and cash equivalents of $11.9 million, no debt outstanding and working capital of $20.7 million compared with cash and cash equivalents of $10.8 million, no debt and working capital of $20.6 million as of December 31, 2011.

Management is of the opinion that the Company’s current cash and cash equivalents together with our ability to generate cash flows from operations provide sufficient liquidity to operate for the next 12 months.

Comparison of 2011 and 2010

During 2011, net cash provided by operating activities was $2.3 million which was generated from net income from continuing operations of $2.1 million with non-cash items added back of $1.1 million less changes in working capital of $1.0 million. This compares to net cash provided by continuing operating activities in 2010 of $1.1 million which was generated from $1.7 million of net income from continuing operations with non-cash items added back of $0.8 million less changes in working capital of $1.3 million.

Contractual Payment Obligations

Our contractual payment obligations that were fixed and determinable as of December 29, 2012 were as follows (in thousands):

	Payments Due by Period
	Total	< 1 year	1-3 years	3-5 years
Operating leases payments	$1,674	$748	$925	$1
Total contractual cash obligations	$1,674	$748	$925	$1

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

Discontinued Operations.

Discontinued operations are presented and accounted for in accordance with Accounting Standards Codification (“ASC”) 360, Impairment or Disposal of Long-Lived Assets (“ASC 360”). When a qualifying component of the Company is disposed of or has been classified as held for sale, the operating results of that component are removed from continuing operations for all periods presented and displayed as discontinued operations if: (a) elimination of the component’s operations and cash flows from the Company’s ongoing operations has occurred (or will occur) and (b) significant continuing involvement by the Company in the component’s operations does not exist after the disposal transaction.

On December 30, 2011, we entered into an agreement to sell our aesthetics business to Cutera, Inc. The sale of the aesthetics business was completed on February 2, 2012. The operating results of our aesthetics business were therefore classified as discontinued operations, and the associated assets and liabilities were classified as discontinued for all periods presented under the requirements of ASC 360.

Revenue Recognition.

Our revenues arise from the sale of laser consoles, delivery devices, consumables and service and support activities. Revenue from product sales is recognized upon receipt of a purchase order and product shipment provided that no significant obligations remain and collection of the receivables is reasonably assured. Shipments are generally made with Free-On-Board (“FOB”) shipping point terms, whereby title passes upon shipment from our dock. Any shipments with FOB receiving point terms are recorded as revenue when the shipment arrives at the receiving point. Cost is recognized as product sales revenue is recognized. The Company’s sales may include post-sales obligations for training or other deliverables. For revenue arrangements such as these, we recognize revenue in accordance with ASC 605, Revenue Recognition, Multiple-Element Arrangements. The Company allocates revenue among deliverables in multiple-element arrangements using the relative selling price method. Revenue allocated to each element is recognized when the basic revenue recognition criteria is met for each element. The Company is required to apply a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of selling price (“VSOE”), (ii) third-party evidence of selling price (“TPE”) and (iii) best estimate of the selling price (“ESP”). In general, the Company is unable to establish VSOE or TPE for all of the elements in the arrangement; therefore, revenue is allocated to these elements based on the Company’s ESP, which the Company determines after considering multiple factors such as management approved pricing guidelines, geographic differences, market conditions, competitor pricing strategies, internal costs and gross margin objectives. These factors may vary over time depending upon the unique facts and circumstances related to each deliverable. As a result, the Company’s ESP for products and services could change. Revenues for post-sales obligations are recognized as the obligations are fulfilled.

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

Royalty revenues are typically based on licensees’ net sales of products that utilize our technology and are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured and collectibility is reasonably assured, such as upon the earlier of the receipt of a royalty statement from the licensee or upon payment by the licensee.

Inventories.

Inventories are stated at the lower of cost or market and include on-hand inventory physically held at the Company’s facility, sales demo inventory and service loaner inventory. Cost is determined on a standard cost basis which approximates actual cost on a first-in, first-out (“FIFO”) method. Lower of cost or market is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolete or impaired inventory and are charged to cost of revenues. Factors influencing these adjustments include changes in demand, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. Revisions to these adjustments would be required if these factors differ from our estimates.

Sales Returns Allowance and Allowance for Doubtful Accounts.

The Company estimates future product returns related to current period product revenue. We analyze historical returns, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowance. Significant management judgment and estimates must be made and used in connection with establishing the sales returns allowance in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. Our provision for sales returns is recorded net of the associated costs. The balance for the provision of sales returns have not historically been material.

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

Income Taxes.

We account for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We evaluate annually the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. In 2012 and 2011, we have recorded a full valuation allowance for our deferred tax assets based on our current year loss and the uncertainty regarding our ability to project future taxable income. In future periods if we are able to generate income we may reduce or eliminate the valuation allowance.

Accounting for Uncertainty in Income Taxes.

We account for uncertain tax positions in accordance with ASC 740. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with our accounting policy, we recognize accrued interests and penalties related to unrecognized tax benefits as a component of income tax expense.

Accounting for Stock-Based Compensation.

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”) which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s service period. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award.

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

Recently Issued and Adopted Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. It does not, however, change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective

Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, in order to redeliberate the portion of the earlier ASU relating to presentation of reclassifications from other comprehensive income. The Company adopted both updates, applied retrospectively, in the first quarter of 2012. As ASU 2011-05 and ASU 2011-12 are only presentation standards, the adoption of these standards did not have a material impact on our consolidated financial position, results of operations, or cash flows.

In September 2011, FASB issued Accounting Standards Update (“ASU”) 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This standard is intended to simplify how entities, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company adopted this standard in the first quarter of fiscal year 2012. The adoption of this standard did not have a material effect on our consolidated financial position, results of operations, or cash flows.

In February 2013, FASB issued 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“AOCI”), which aims to improve the reporting of reclassifications out of AOCI. This update requires an entity to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. We intend to adopt this guidance in the first quarter of 2013. We do not anticipate this update will have any significant impact on our consolidated financial position, operating results or cash flows.

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

Item 8. Financial Statements and Supplementary Data.

Our consolidated balance sheets as of December 29, 2012 and December 31, 2011 and the consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of our fiscal years 2012, 2011 and 2010 together with the related notes and the report of our independent registered public accounting firm, are on the following pages. Additional required financial information is described in Item 15.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of IRIDEX Corporation

We have audited the accompanying consolidated balance sheets of IRIDEX Corporation (the “Company”) as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IRIDEX Corporation as of December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc

San Jose, California

March 28, 2013

IRIDEX Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	FY 2012 December 29, 2012	FY 2011 December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$11,901	$10,789
Accounts receivable, net of allowance for doubtful accounts of $146 in 2012 and $162 in 2011	5,480	5,551
Inventories	8,035	6,659
Prepaid expenses and other current assets	1,129	464
Current assets of discontinued operations	510	6,043

Total current assets	27,055	29,506
Property and equipment, net	483	325
Other intangible assets, net	554	745
Goodwill	533	533
Other long-term assets	287	199
Non-current assets of discontinued operations	0	841

Total assets	$28,912	$32,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,105	$1,580
Accrued compensation	1,563	1,180
Accrued expenses	1,242	1,920
Accrued warranty	453	556
Deferred revenue	1,004	1,014
Current liabilities of discontinued operations	0	2,663

Total current liabilities	6,367	8,913
Long-term liabilities:
Other long-term liabilities	640	810

Total liabilities	7,007	9,723

Commitments and contingencies (Note 11)
Stockholders’ equity:
Convertible preferred stock, $0.01 par value:
Authorized: 2,000,000 shares;
Issued and outstanding: 500,000 shares in 2012 and 2011	5	5
Liquidation preference of $5,000
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding: 8,452,971 shares in 2012 and 8,917,824 shares in 2011	94	92
Additional paid-in capital	38,958	42,032
Accumulated other comprehensive loss	0	(35)
Treasury stock, at cost	0	(1,078)
Accumulated deficit	(17,152)	(18,590)

Total stockholders’ equity	21,905	22,426

Total liabilities and stockholders’ equity	$28,912	$32,149

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	FY 2012 Year Ended December 29, 2012	FY 2011 Year Ended December 31, 2011	FY 2010 Year Ended January 1, 2011
Total revenues	$33,859	$33,159	$32,308
Cost of revenues	17,513	16,869	16,106

Gross profit	16,346	16,290	16,202

Operating expenses:
Research and development	4,385	3,913	3,753
Sales and marketing	7,895	7,458	7,095
General and administrative	4,926	4,259	4,163
Legal settlement, net of expenses	0	(1,274)	0

Total operating expenses	17,206	14,356	15,011

(Loss) income from continuing operations	(860)	1,934	1,191
Legal settlement	800	800	800
Interest and other expense, net	(210)	(296)	(30)

(Loss) income from continuing operations before income taxes	(270)	2,438	1,961
(Benefit from) provision for income taxes	(100)	297	308

(Loss) income from continuing operations, net of tax	(170)	2,141	1,653

(Loss) income from discontinued operations, net of tax	(264)	469	1,393
Gain on sale of discontinued operations, net of tax	1,872	0	0

Income from discontinued operations, net of tax	1,608	469	1,393

Net income	$1,438	$2,610	$3,046

Net (loss) income per share:
Basic -
Continuing operations	$(0.02)	$0.24	$0.18
Discontinued operations	0.18	0.05	0.16

Net income	$0.16	$0.29	$0.34

Diluted -
Continuing operations	$(0.02)	$0.21	$0.16
Discontinued operations	0.18	0.05	0.14

Net income	$0.16	$0.26	$0.30

Weighted average shares used in computing net income per common share - basic	8,935	8,958	8,943

Weighted average shares used in computing net income per common share - diluted	8,935	10,225	10,134

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	FY 2012 Year Ended December 29, 2012	FY 2011 Year Ended December 31, 2011	FY 2010 Year Ended January 1, 2011
Net income	$1,438	$2,610	$3,046

Other comprehensive income, net of tax:
Foreign currency translation adjustments	0	0	7
Recognition of accumulated foreign currency translation loss	35	170	0

Other comprehensive income, net of tax	35	170	7

Comprehensive income	$1,473	$2,780	$3,053

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
FY 2009: Balances, January 2, 2010	500,000	$5	8,848,360	$89	$39,820	$(430)	$(212)	$(24,246)	$15,026
Issuance of common stock under stock option plan			34,558		88				88
Employee stock-based compensation expense					551				551
Tax effect of stock compensation expense					1				1
Foreign currency translation adjustments							7		7
Issuance of common stock in connection with RetinaLabs acquisition			103,500		444				444
Contingent consideration - shares of common stock in connection with RetinaLabs acquisition					264				264
Net income								3,046	3,046

FY 2010: Balances, January 1, 2011	500,000	5	8,986,418	89	41,168	(430)	(205)	(21,200)	19,427
Issuance of common stock under stock option plan			99,291	1	320				321
Employee stock-based compensation expense					544				544
Tax effect of stock compensation expense					2				2
Foreign currency translation adjustments							170		170
Issuance of common stock in connection with RetinaLabs acquisition				2	(2)				0
Stock repurchase			(167,885)			(648)			(648)
Net income								2,610	2,610

FY 2011: Balances, December 31, 2011	500,000	5	8,917,824	92	42,032	(1,078)	(35)	(18,590)	22,426
Issuance of common stock under stock option plan			174,631	2	443				445
Employee stock-based compensation expense					396				396
Release of restricted stock and escrow shares			36,815
Stock repurchase			(188,799)			(734)			(734)
Stock repurchased from tender offer			(487,500)		(2,101)				(2,101)
Retirement of treasury stock					(1,812)	1,812			—
Foreign currency translation adjustments							35		35
Net income								1,438	1,438

FY 2012: Balances, December 29, 2012	500,000	$5	8,452,971	$94	$38,958	$0	$0	$(17,152)	$21,905

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	FY 2012 Year Ended December 29, 2012	FY 2011 Year Ended December 31, 2011	FY 2010 Year Ended January 1, 2011
Operating activities:
Net income	$1,438	$2,610	$3,046
Less income from discontinued operations	1,608	469	1,393

(Loss) income from continuing operations	(170)	2,141	1,653
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	427	410	297
Change in fair value of earn-out liability	215	280	0
Stock compensation cost recognized	388	478	488
Tax effect of stock compensation expense	0	2	1
Provision for doubtful accounts	33	(12)	0
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	38	(82)	(30)
Inventories	(1,376)	(1,027)	(1,522)
Prepaid expenses and other current assets	(665)	(75)	(30)
Other long-term assets	(88)	7	104
Accounts payable	525	66	7
Accrued compensation	383	(209)	59
Accrued expenses	(756)	285	49
Accrued warranty	(103)	(51)	40
Deferred revenue	(10)	12	(47)
Other long-term liabilities	21	26	67

Net cash (used in) provided by operating activities	(1,138)	2,251	1,136

Investing activities:
Acquisition of property and equipment	(394)	(203)	(193)
Cash paid in business combination	0	(75)	(225)
Payment on earn-out liability	(328)	0	0

Net cash used in investing activities	(722)	(278)	(418)

Cash flows from financing activities:
Proceeds from stock option exercises	445	321	88
Repurchase of common stock	(2,835)	(648)	0
Proceeds from borrowings	0	0	3,938
Repayment of borrowings	0	0	(6,297)

Net cash used in financing activities	(2,390)	(327)	(2,271)

Net cash provided by operating activities from discontinued operations	695	797	2,688
Net cash provided by investing activities from discontinued operations	4,632	0	0
Net cash used in financing activities from discontinued operations	0	0	(1,161)
Effect of foreign exchange rate changes from discontinued operations	35	(1)	7

Net cash provided by discontinued operations	5,362	796	1,534

Net increase (decrease) in cash and cash equivalents	1,112	2,442	(19)
Cash and cash equivalents, beginning of year	10,789	8,347	8,366

Cash and cash equivalents, end of year	$11,901	$10,789	$8,347

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$(145)	$522	$439
Interest paid	$0	$1	$57
Supplemental disclosure of non-cash activities:
Share issued at acquisition	$0	$0	$444
Contingent consideration - earn-out liability	$0	$105	$380
Contingent consideration - shares	$0	$0	$264

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

Notes to Consolidated Financial Statements

1. Business of the Company

Description of Business.

IRIDEX Corporation (“IRIDEX”, the “Company”, “we”, “us”, or “our”) is a leading worldwide provider of therapeutic based laser systems, delivery devices and consumable instrumentation used to treat sight-threatening eye diseases in ophthalmology. Our ophthalmology products are sold in the United States predominantly through a direct sales force and internationally through approximately 70 independent distributors in over 100 countries. In February 2012, we completed the sale of our aesthetics business to Cutera, Inc. and reclassified the aesthetics business segment as discontinued operations.

2. Summary of Significant Accounting Policies

Financial Statement Presentation.

The consolidated financial statements include the accounts of IRIDEX and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Our fiscal year always ends on the Saturday closest to December 31. Fiscal 2012 ended on December 29, 2012, fiscal 2011 ended on December 31, 2011, and fiscal 2010 ended on January 1, 2011. Each fiscal year consisted of 52 weeks of operations.

Reclassifications.

In February 2012, we completed the sale of our aesthetics business to Cutera, Inc. In accordance with accounting principles generally accepted in the U.S. (“GAAP”), we have recast our financial information to show the results from our ophthalmology business as continuing operations and the results from our aesthetics business as discontinued operations.

Use of Estimates.

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. In addition, any change in these estimates or their related assumptions could have an adverse effect on our operating results.

Discontinued operations.

Discontinued operations are presented and accounted for in accordance with Accounting Standards Codification (“ASC”) 360, “Impairment or Disposal of Long-Lived Assets”, (“ASC 360”). When a qualifying component of the Company is disposed of or has been classified as held for sale, the operating results of that component are removed from continuing operations for all periods presented and displayed as discontinued operations if: (a) elimination of the component’s operations and cash flows from the Company’s ongoing operations has occurred (or will occur) and (b) significant continuing involvement by the Company in the component’s operations does not exist after the disposal transaction.

On December 30, 2011, we entered into an agreement to sell our aesthetics business to Cutera, Inc. The sale of the aesthetics business was completed on February 2, 2012. The operating results of our aesthetics business were therefore classified as discontinued operations, and the associated assets and liabilities were classified as discontinued operations for all periods presented under the requirements of ASC 360.

(in thousands)	FY 2012 Year Ended December 29, 2012	FY 2011 Year Ended December 31, 2011	FY 2010 Year Ended January 1, 2011
Total revenues	$1,630	$10,840	$11,386
(Loss) income from discontinued operations	$(325)	$653	$1,558
Gain on sales of aesthetics business	$1,149	$0	$0
Income from discontinued operations, before income taxes	$824	$653	$1,558
Income tax (benefit) expense	$(784)	$184	$165
Income from discontinued operations, net of tax	$1,608	$469	$1,393

A summary of the assets and liabilities of discontinued operations as of December 29, 2012 and December 31, 2011 is provided as follows (in thousands):

	FY 2012 Year Ended December 29, 2012	FY 2011 Year Ended December 31, 2011
Assets:
Cash	$0	$382
Accounts receivable, net	0	2,065
Inventories	0	3,480
Prepaid and other current assets	0	116
Restricted cash	510	0

Total current assets	510	6,043
Property, plant & equipment, net	0	24
Other intangible assets, net	0	813
Other long-term assets	0	4

Total assets	$510	$6,884

Liabilities:
Accounts payable	$0	$387
Accrued expenses	0	967
Accrued warranty	0	234
Deferred revenue	0	1,075

Total current liabilities	$0	$2,663

Restricted Cash.

In connection with the sale of the aesthetics segment to Cutera, Inc. 10% of the total purchase price ($0.5 million), is to be deposited and held in an escrow account for a period of twelve months from the date of closing and will be used to resolve certain claims by Cutera, Inc. if any, which the Company has indemnified. The release of the restricted cash to the Company is three months following the end of the twelve month escrow period.

Cash and Cash Equivalents.

We consider all highly liquid debt instruments with insignificant interest rate risk and an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist primarily of cash deposits in money market funds that are available for withdrawal without restriction.

Sales Returns Allowance and Allowance for Doubtful Accounts.

The Company estimates future product returns related to current period product revenue. We analyze historical returns, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowance. Significant management judgment and estimates must be made and used in connection with establishing the sales returns allowance in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. Our provision for sales returns is recorded net of the associated costs. The balance for the provision of sales returns was $0.1 million as of December 29, 2012 and December 31, 2011.

Similarly management must make estimates regarding the uncollectibility of accounts receivable. We are exposed to credit risk in the event of non-payment by customers to the extent of amounts recorded on the consolidated balance sheets. As of December 29, 2012, we had accounts receivable totaling $5.5 million, net of an allowance for doubtful accounts of $0.1 million. As of December 31, 2011, we had accounts receivable totaling $5.6 million, net of an allowance for doubtful accounts of $0.2 million. As sales levels change, the level of accounts receivable would likely also change. In addition, in the event that customers were to delay their payments to us, the levels of accounts receivable would likely increase. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on past payment history with the customer, analysis of the customer’s current financial condition, the aging of the accounts receivable balance, customer concentration and other known factors.

Inventories.

Inventories are stated at the lower of cost or market and include on-hand inventory physically held at the Company’s facility, sales demo inventory and service loaner inventory. Cost is determined on a standard cost basis which approximates actual cost on a first-in, first-out (“FIFO”) method. Lower of cost or market is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory and are charged to cost of revenues. Factors influencing these adjustments include changes in demand, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. Revisions to these adjustments would be required if these factors differ from our estimates.

As part of our normal business, we generally utilize various finished goods inventory as either sales demos to facilitate the sale of our products to prospective customers, or as loaners that we allow our existing customers to use while we repair their products. The Company is amortizing these demos and loaners over an estimated useful life of four years. The amortization of the demos is charged to sales expense while the amortization on the loaners is charged to cost of revenues. The gross value of demos and loaners was $1.4 million and $1.2 million and the accumulated amortization was $0.6 million and $0.5 million as of December 29, 2012 and December 31, 2011, respectively. The net book value of demos and loaners is charged to cost of revenues when such demos or loaners are sold.

Property and Equipment.

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight–line basis over the estimated useful lives of the assets, which is generally three years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the lease term. Repairs and maintenance costs are expensed as incurred.

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

Goodwill and intangible assets determined to have indefinite lives are not amortized, but are subject to an annual impairment test in accordance with ASC 350, Intangibles - Goodwill and Other. See Note 7 - Goodwill. Intangible assets with definite lives are amortized over the useful life of the asset.

We review our amortizing intangible assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future non-discounted net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. In such circumstances, the Company conducts an impairment analysis in accordance with Impairment or Disposal of Long-Lived Assets Section of ASC 360, Property, Plant and Equipment. See Note 8 - Intangible Assets.

Revenue Recognition.

Our revenues arise from the sale of laser consoles, delivery devices, consumables and service and support activities. Revenue from product sales is recognized upon receipt of a purchase order and product shipment provided that no significant obligations remain and collection of the receivables is reasonably assured. Shipments are generally made with Free-On-Board (“FOB”) shipping point terms, whereby title passes upon shipment from our dock. Any shipments with FOB receiving point terms are recorded as revenue when the shipment arrives at the receiving point. Cost is recognized as product sales revenue is recognized. The Company’s sales may include post-sales obligations for training or other deliverables. For revenue arrangements such as these, we recognize revenue in accordance with ASC 605, Revenue Recognition, Multiple-Element Arrangements. The Company allocates revenue among deliverables in multiple-element arrangements using the relative selling price method. Revenue allocated to each element is recognized when the basic revenue recognition criteria is met for each element. The Company is required to apply a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of selling price (“VSOE”), (ii) third-party evidence of selling price (“TPE”) and (iii) best estimate of the selling price (“ESP”). In general, the Company is unable to establish VSOE or TPE for all of the elements in the arrangement; therefore, revenue is allocated to these elements based on the Company’s ESP, which the Company determines after considering multiple factors such as management approved pricing guidelines, geographic differences, market conditions, competitor pricing strategies, internal costs and gross margin objectives. These factors may vary over time depending upon the unique facts and circumstances related to each deliverable. As a result, the Company’s ESP for products and services could change. Revenues for post-sales obligations are recognized as the obligations are fulfilled.

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

Royalty revenues are typically based on licensees’ net sales of products that utilize our technology and are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured and collectibility is reasonably assured, such as upon the earlier of the receipt of a royalty statement from the licensee or upon payment by the licensee.

Taxes Collected from Customers and Remitted to Governmental Authorities.

Taxes collected from customers and remitted to governmental authorities are recognized on a net basis in the accompanying consolidated statements of operations.

Deferred Revenue.

Revenue related to service contracts is deferred and recognized on a straight line basis over the period of the applicable service period. Costs associated with these service arrangements are recognized as incurred. A reconciliation of the changes in the Company’s deferred revenue balances for the years ended December 29, 2012 and December 31, 2011 are as follows (in thousands):

FY 2010: Balance, January 1, 2011	$1,002
Additions to deferral	1,403
Revenue recognized	(1,391)

FY 2011: Balance, December 31, 2011	1,014
Additions to deferral	1,131
Revenue recognized	(1,141)

FY 2012: Balance, December 29, 2012	$1,004

Warranty.

The Company accrues for estimated warranty costs upon shipment of products. Actual warranty costs incurred have not materially differed from the amounts accrued. The Company’s warranty policy is applicable to products which are considered defective in their performance or fail to meet the product specifications. Warranty costs are reflected in the consolidated statements of operations as cost of revenues. A reconciliation of the changes in the Company’s warranty liability for the years ended December 29, 2012 and December 31, 2011 are as follows (in thousands):

FY 2010: Balance, January 1, 2011	$607
Accruals for product warranties	171
Cost of warranty claims	(222)

FY 2011: Balance, December 31, 2011	556
Accruals for product warranties	173
Cost of warranty claims	(276)

FY 2012: Balance, December 29, 2012	$453

Shipping and handling costs.

Our shipping and handling costs billed to customers are included in revenues and the associated expense is recorded in cost of revenues for all periods presented. Shipping and handling costs amounted to $0.3 million for each of the fiscal years 2012, 2011 and 2010.

Research and Development.

Research and development expenditures are charged to operations as incurred.

Advertising.

Advertising and promotion costs are expensed as they are incurred; such costs were approximately $0.2 million in 2012, $0.3 million in 2011, and $0.3 million in 2010 and are included in sales and marketing expenses in the accompanying consolidated statements of operations.

Income Taxes.

We account for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We evaluate annually the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. In 2012 and 2011, we have recorded a full valuation allowance for our deferred tax assets based on our current year loss and the uncertainty regarding our ability to project future taxable income. In future periods if we are able to generate income we may reduce or eliminate the valuation allowance.

Accounting for Uncertainty in Income Taxes.

We account for uncertain tax positions in accordance with ASC 740. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with our accounting policy, we recognize accrued interests and penalties related to unrecognized tax benefits as a component of income tax expense.

Accounting for Stock-Based Compensation.

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”) which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s service period. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award.

We determined that the Black-Scholes option pricing model is the most appropriate method for determining the estimated fair value for stock options. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions which determine the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying stock.

Concentration of Credit Risk and Other Risks and Uncertainties.

The Company’s cash and cash equivalents are deposited in demand and money market accounts. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and therefore, bear minimal risk.

The Company markets its products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of our customers and maintains an allowance for potential credit losses. Historically, the Company has not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the years ended December 29, 2012, December 31, 2011, and January 1, 2011 no

single customer accounted for greater than 10% of total sales. No single customer accounted for more than 10% of our net accounts receivable balance as of December 29, 2012 and December 31, 2011.

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

Net Income per Share.

Net income per share is computed in accordance with ASC 260, Earnings per Share. Basic net income per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents consist of incremental common shares issuable upon the exercise of stock options and the conversion of Series A Preferred Stock into common stock and are calculated under the treasury stock method. Common stock equivalent shares from unexercised stock options and the conversion of Series A Preferred Stock are excluded from the computation for periods in which the Company incurs a loss from continuing operations as their effect is anti-dilutive or if the exercise price of such options is greater than the average market price of the stock for the period. See Note 16 - Computation of Basic and Diluted Net Income Per Common Share.

Recently Issued and Adopted Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. It does not, however, change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, in order to redeliberate the portion of the earlier ASU relating to presentation of reclassifications from other comprehensive income. The Company adopted both updates, applied retrospectively, in the first quarter of 2012. As ASU 2011-05 and ASU 2011-12 are only presentation standards, the adoption of these standards did not have a material impact on our consolidated financial position, results of operations, or cash flows.

In September 2011, FASB issued Accounting Standards Update (“ASU”) 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This standard is intended to simplify how entities, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350,

Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company adopted this standard in the first quarter of fiscal year 2012. The adoption of this standard did not have a material effect on our consolidated financial position, results of operations, or cash flows.

In February 2013, FASB issued 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“AOCI”), which aims to improve the reporting of reclassifications out of AOCI. This update requires an entity to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. We intend to adopt this guidance in the first quarter of 2013. We do not anticipate this update will have any significant impact on our consolidated financial position, operating results or cash flows.

3. Business Combination

Ocunetics, Inc.:

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

In accordance with ASC 805, Business Combinations, the acquisition has been accounted for as a business combination. Under the purchase method of accounting, the assets acquired from Ocunetics, Inc. at the date of acquisition are recorded in the consolidated financial statements at their respective fair values as of the acquisition date. The excess of the purchase price over the fair value of the acquired net assets has been recorded as goodwill in the amount of $60 thousand. This goodwill is expected to be non-deductible for tax purposes. The purchase price includes the fair value of the cash earn-out which was recorded as a long-term liability. No value was attributed to the contingent equity-based consideration as management believed the likelihood of achieving the necessary targets in the future is remote. Costs incurred associated with the acquisition were immaterial. The financial results of Ocunetics, Inc. prior to the acquisition were immaterial for purposes of pro forma financial disclosures. As of the end of the reporting period, there has been no revenues or earnings generated by the acquiree since the acquisition date.

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses at December 29, 2012 and December 31, 2011, approximate fair value because of the short maturity of these instruments.

As of December 29, 2012 and December 31, 2011, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

	FY 2012: December 29, 2012				FY 2011: December 31, 2011
	Fair Value Measurements				Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$10,839			$10,839	$10,133			$10,133
Liabilities:
Earn-out liability			$652	$652			$765	$765

The Company’s Level 1 financial assets are money market funds whose fair values are based on quoted market prices. The Company does not have any Level 2 financial assets or liabilities. The fair value of the earn-out liability arising from the acquisitions of RetinaLabs and Ocunetics is classified within Level 3 of the fair value hierarchy since it is based on significant unobservable inputs. The significant unobservable inputs include projected royalties and discount rates to present value the payments. A significant increase (decrease) in the projected royalty payments in isolation could result in a significantly higher (lower) fair value measurement and a significant increase (decrease) in the discount rate in isolation could result in a significantly lower (higher) fair value measurement. The fair value of the earn-out liability is calculated on a quarterly basis by the Company based on a collaborative effort of the Company’s operations, finance and accounting groups based on additional information as it becomes available. Any change in the fair value adjustment is recorded in the statement of operations of that period.

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of December 29, 2012.

As of December 29, 2012	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Weighted Average (range)
Earn-out liability	$652	Discounted cash flow	Projected royalties (in thousands)	$1,762
				(631 - 1,980)
			Discount rate	21.84% (20.85% - 27.00%	)

The following table provides a reconciliation of the beginning and ending balances of the contingent consideration - cash (Level 3 liabilities) (in thousands):

Balance as of January 1, 2011	$380
Addition of earn-out related to Ocunetics, Inc. acquisition	105
Change in fair value of earn-out liability	280

Balance as of December 31, 2011	765
Payments against earn-out	(328)
Change in fair value of earn-out liability	215

Balance as of December 29, 2012	$652

The change in the contingent consideration during fiscal year 2012 was due to the acquisition of Ocunetics and an increase in the fair value of the remaining contingent consideration of a prior acquisition as a result of improving expectations of future cash flows.

5. Inventories

The components of the Company’s inventories are as follows (in thousands):

	FY 2012 December 29, 2012	FY 2011 December 31, 2011
Raw materials and work in process	$5,357	$2,694
Finished goods	2,678	3,965

Total inventories	$8,035	$6,659

6. Property and Equipment

The components of the Company’s property and equipment are as follows (in thousands):

	FY 2012 December 29, 2012	FY 2011 December 31, 2011
Equipment	$6,762	$6,372
Leasehold improvements	2,278	2,278
Less: accumulated depreciation and amortization	(8,557)	(8,325)

Property and equipment, net	$483	$325

Depreciation expense related to property and equipment was $236 thousand, $185 thousand, and $314 thousand for the fiscal years 2012, 2011 and 2010, respectively.

7. Goodwill

The carrying value of goodwill was $0.5 million at December 29, 2012 and December 31, 2011. Changes in goodwill for the years ended December 29, 2012 and December 31, 2011 are presented in the following table (in thousands):

	FY 2012 December 29, 2012	FY 2011 December 31, 2011
Balance, beginning of period	$533	$473
Goodwill as a result of acquisition	0	60

Balance, end of period	$533	$533

Goodwill is tested for impairment at least annually or whenever there is a change in circumstances that indicates the carrying value of these assets may be impaired. The determination of whether any potential impairment of goodwill exists is based upon a two-step impairment test performed in accordance with ASC 350, Intangibles - Goodwill and Other. There was no impairment of goodwill recognized during fiscal years 2012, 2011 or 2010.

8. Intangible Assets

The components of the Company’s purchased intangible assets as of December 29, 2012 are as follows (in thousands):

	Useful Lives	FY 2012 Annual Amortization	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Lives Remaining
Customer Relations	15 Years	$16	$240	$44	$196	12.4 Years
Patents	Varies	175	720	362	358	Varies

		$191	$960	$406	$554

The components of the Company’s purchased intangible assets as of December 31, 2011 are as follows (in thousands):

	Useful Lives	FY 2011 Annual Amortization	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Lives Remaining
Customer Relations	15 Years	$16	$240	$28	$212	13.4 Years
Patents	Varies	180	720	187	533	Varies

		$196	$960	$215	$745

Aggregate amortization expense for the fiscal years 2012 and 2011 were $191 thousand, and $196 thousand, respectively. The amortization of Customer Relations was charged to sales and marketing expense and the amortization of Patents was charged to cost of revenues.

Estimated future amortization expense for purchased intangible assets is as follows (in thousands):

Fiscal Year:
2013	$249
2014	71
2015	86
2016	16
2017	16
Thereafter	116

Total	$554

9. Accrued Expenses

The components of the Company’s accrued expenses are as follows (in thousands):

	FY 2012 December 29, 2012	FY 2011 December 31, 2011
Income taxes payable	$0	$210
Sales and use tax payable	49	94
Distributor commission	173	274
Customer deposits	158	117
Royalties payable	32	126
Earn-out – short term	156	197
Other accrued expenses	674	902

Total accrued expenses	$1,242	$1,920

10. Bank Borrowings

The Company had a Loan and Security Agreement with Silicon Valley Bank which expired in June 2012.

11. Commitments and Contingencies

Lease Agreements.

The Company leases its operating facilities under a noncancelable operating lease. On December 22, 2009, the lease for the Mountain View, California facility was amended and renewed to lease for an additional six year period beginning March 1, 2010 until February 28, 2015. Rent expense totaled $0.6 million for each of the fiscal years 2012, 2011 and 2010.

Future minimum lease payments under current operating leases at December 29, 2012 are summarized as follows (in thousands):

Fiscal Year	Operating Lease Payments
2013	$748
2014	786
2015	139
2016	1

Total future minimum lease payments	$1,674

License Agreements.

The Company is obligated to pay royalties equivalent to 5% of sales on certain products under certain license agreements. Royalty expense was approximately $0.1 million, $0.2 million and $0.1 million for the fiscal years 2012, 2011 and 2010, respectively.

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

Holders of Series A Preferred Stock have preferential rights to noncumulative dividends when and if declared by the Board of Directors. In the event of liquidation, the holders have preferential rights to liquidation payments in the amount of the original purchase price plus declared and unpaid dividends, if any. At December 29, 2012, the aggregate liquidation preference was $5,000,000.

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

The maximum potential amount of damages, excluding interest, that the Company may have to pay the holders is $600,000. The Company regards the probability of having to make this payment to the holders as remote and has therefore not recorded a liability to represent this potential obligation.

During 2009 the holders of the Series A Preferred Stock and the Company agreed to amend the Form S-3 registration rights. The agreement changed the clause requiring the Company to file a Form S-3 registration statement within 90 days of becoming eligible to a right to request the Company file a Form S-3 registration statement any time after June 30, 2009. In consideration for extending the period during which the Company is not required to file a registration statement, the Company issued the holders of Series A Preferred Stock warrants to purchase an aggregate of 20,000 shares of common stock at an exercise price of $0.01 per share. The warrants were exercised in fiscal year 2009. As of December 29, 2012, the Company has not received a request to file a Form S-3.

Stock-Based Compensation

1998 Stock Plan.

The 1998 Stock Plan (the 1998 Plan), as amended, provides for the granting to employees (including officers and employee directors) of incentive stock options and for the granting to employees (including officers and employee directors) and consultants of nonstatutory stock options, stock purchase rights (SPRs), restricted stock, restricted stock units, performance shares, performance units and stock appreciation rights. The exercise price of incentive stock options and stock appreciation rights granted under the 1998 Plan must be at least equal to the fair market value of the shares at the time of grant. With respect to any recipient who owns stock possessing more than 10% of the voting power of our outstanding capital stock, the exercise price of any option or SPR granted must be at least equal to 110% of the fair market value at the time of grant. Options granted under the 1998 Plan are exercisable at such times and under such conditions as determined by the Administrator; generally over a four year period. The maximum term of incentive stock options granted to any recipient must not exceed ten years; provided, however, that the maximum term of an incentive stock option granted to any recipient possessing more than 10% of the voting power of the Company’s outstanding capital stock must not exceed five years. In the case of SPRs, unless the Administrator determines otherwise, the Company has a repurchase option exercisable upon the voluntary or involuntary termination of the purchaser’s employment with the Company for any reason (including death or disability). Such repurchase option lapses at a rate determined by the Administrator. The purchase price for shares repurchased by the Company is the original price paid by the purchaser. In June 2006, the 1998 Plan was amended to shorten the contractual life of all option grants made after June 2006 to a seven year term. As of December 29, 2012, no shares were subject to repurchase. The form of consideration for exercising an option or stock purchase right, including the method of payment, is determined by the Administrator. The 1998 Plan expired in February 2008.

Stand-Alone Options.

In February 2007, the Compensation Committee of the Company’s Board of Directors approved the grant of 235,000 non-qualified stock options, outside of the Company’s existing stock plans, to a total of 54 new employees, both domestic and international, hired in connection with the Company’s acquisition of the assets of the aesthetics business of Laserscope. The options were granted as of February 28, 2007 at an exercise price of $10.06 per share. As of December 29, 2012 there were 4,000 shares outstanding and exercisable under these options.

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

The following table summarizes information regarding activity in our stock option plans during the fiscal years ended 2012, 2011 and 2010 (in thousands except share and per share data):

		Outstanding Options
	Shares Available for Grant	Number of Shares	Aggregate Price	Weighted Average Exercise Price
FY 2009: Balances, January 2, 2010	862,157	1,583,508	$6,169	$3.91
Additional shares reserved	93,299
Options granted	(195,800)	195,800	780	3.98
Options exercised	0	(34,558)	(88)	2.54
Options cancelled	126,684	(126,684)	(955)	7.54
Options expired	(126,203)	0	0	0

FY 2010: Balances, January 1, 2011	760,137	1,618,066	$5,906	3.65
Additional shares reserved	63,063
Options granted	(319,900)	319,900	1,148	3.59
Options exercised	0	(99,291)	(321)	3.24
Options cancelled	72,274	(72,274)	(353)	4.88
Options expired	(70,353)	0	0	0

FY 2011: Balances, December 31, 2011	505,221	1,766,401	$6,380	3.61
Additional shares reserved	324,501
Options granted	(335,050)	335,050	1,313	3.92
Options exercised	0	(174,631)	(445)	2.55
Options cancelled	356,277	(356,277)	(1,550)	4.35
Options expired	(108,971)	0	0	0

FY 2012: Balances, December 29, 2012	741,978	1,570,543	$5,698	$3.63

There were 2,312,521 shares reserved for future issuance under the stock option plans at December 29, 2012.

The following table summarizes information with respect to stock options outstanding and exercisable at December 29, 2012:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number of Shares Outstanding at December 29, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Exercisable at December 29, 2012	Weighted Average Exercise Price
		(Years)
$0.82 - $1.00	159,645	2.71	$0.90	158,855	$0.90
$2.24 - $2.38	166,531	2.16	$2.33	161,232	$2.33
$2.41 - $2.78	185,237	2.06	$2.56	185,237	$2.56
$2.93 - $3.52	163,651	2.44	$3.26	128,378	$3.24
$3.53 - $3.75	147,000	5.35	$3.66	55,031	$3.64
$3.86 - $3.86	188,500	6.96	$3.86	0	$0.00
$3.89 - $4.31	226,073	4.98	$4.11	114,659	$4.16
$4.43 - $5.56	221,419	1.41	$5.20	221,419	$5.20
$5.69 - $9.79	108,487	1.19	$7.33	108,487	$7.33
$10.06 - $10.06	4,000	1.17	$10.06	4,000	$10.06

$0.82 - $10.06	1,570,543	3.34	$3.63	1,137,298	$3.58

The determination of fair value of options granted by the Company is computed using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Employee Stock Option Plan
	FY 2012	FY 2011	FY 2010
Average risk free interest rate	0.68%	0.98%	2.03%
Expected life (in years)	4.55 years	4.70 years	4.75 years
Dividend yield	0	0	0
Average volatility	89.2%	92.2%	88.2%

The weighted average grant date fair value of option granted as calculated using Black-Scholes option-pricing was $2.60, $2.47 and $2.70 per share for the fiscal years 2012, 2011 and 2010, respectively.

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

The following table shows stock-based compensation expense included in Income from Continuing Operations in the Consolidated Statements of Operations for 2012, 2011 and 2010 (in thousands):

	FY 2012 Year Ended December 29, 2012	FY 2011 Year Ended December 31, 2011	FY 2010 Year Ended January 1, 2011
Cost of revenues	$63	$60	$64
Research and development	77	76	93
Sales and marketing	105	112	116
General and administrative	143	230	215

Total stock-based compensation expense - continuing operations	388	478	488
Total stock-based compensation expense - discontinued operations	8	66	63

Total stock-based compensation expense	$396	$544	$551

Stock-based compensation expense capitalized to inventory was immaterial for 2012, 2011, and 2010.

Information regarding stock options outstanding, exercisable and expected to vest at December 29, 2012 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Options outstanding	1,570,543	$3.63	3.34	$1,013
Options vested and expected to vest	1,471,271	$3.63	3.16	$1,003
Options exercisable	1,137,298	$3.58	2.25	$980

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 29, 2012. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for fiscal years 2012, 2011 and 2010 were approximately $261 thousand, $84 thousand and $46 thousand, respectively.

As of December 29, 2012, there was $1.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements under both of the plans. The cost is expected to be recognized over a weighted average period of 3.28 years.

Restricted Stock Awards/Restricted Stock Units

Effective for the 2011 fiscal year, each non-employee member of the Board received an annual equity award of either restricted stock or a restricted stock unit (“RSU”), at the election of such Board member, in each case equal to $20,000 worth of our common stock (determined at the fair market value of the shares at the time such award is granted) under the Company’s 2008 Equity Incentive Plan. Each equity award or RSU vests in full on the one-year anniversary of the date of grant provided that the non-employee member continues to serve on the Board through such date.

Summary of Restricted Stock Units and Awards

The Company recognizes the estimated compensation expense of restricted stock units and awards, net of estimated forfeitures, over the vesting term. The estimated compensation expense is based on the fair value of the Company’s common stock on the date of grant.

Information regarding the restricted stock units outstanding, vested and expected to vest as of December 29, 2012 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
As of December 29, 2012
Restricted stock units outstanding	55,999	0.94	$211
Restricted stock units vested and expected to vest	48,545	0.91	$183

The intrinsic value of the restricted stock units is calculated based on the closing price of IRIDEX shares as quoted on the NASDAQ Global Market on the last trading day of the year, December 29, 2012 of $3.76.

For the year ended December 29, 2012, the Company granted 55,999 shares of restricted stock units, with a weighted average grant date fair value of approximately $216,000 or $3.85 per share, and 10,666 shares of restricted stock awards, with a weighted average grant date fair value of approximately $40,000 or $3.75 per share, to the Board of Directors. For the year ended December 31, 2011, the Company granted 90,189 shares of restricted stock units, with a weighted average grant date fair value of approximately $315,000 or $3.49 per share, and 10,126 shares of restricted stock awards, with a weighted average grant date fair value of approximately $40,000 or $3.95 per share. There were no restricted stock units or awards granted in 2010.

Information regarding the restricted stock units and awards activity during the year ended December 29, 2012 and December 31, 2011 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	0	$0.00
Restricted stock units granted	90,189	$3.49

Outstanding at December 31, 2011	90,189	$3.49
Restricted stock units granted	55,999	$3.85
Restricted stock units released	(15,189)	$3.95
Restricted stock units forfeited	(75,000)	$3.40

Outstanding at December 29, 2012	55,999	$3.85

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	0	$0.00
Restricted stock awards granted	10,126	$3.95

Outstanding at December 31, 2011	10,126	$3.95
Restricted stock awards granted	10,666	$3.75
Restricted stock awards released	(10,126)	$3.95

Outstanding at December 29, 2012	10,666	$3.75

13. Employee Benefit Plan

The Company has a plan known as the IRIS Medical Instruments 401(k) Trust to provide retirement benefits through the deferred salary deductions for substantially all US employees. Employees may contribute up to 15% of their annual compensation to the plan, limited to a maximum amount set by the Internal Revenue Service. The plan also provides for Company contributions at the discretion of the Board of Directors. Prior to the start of fiscal 2009, the Company suspended the matching contributions. Subsequent to the fiscal 2012 year end, the Company reinstated a Company match in the amount of 50% of employee contributions up to a maximum of $3 thousand per year.

14. Income Taxes

Pre-tax book (loss) income from continuing operations was comprised of the following:

	FY 2012 Year Ended December 29, 2012	FY 2011 Year Ended December 31, 2011	FY 2010 Year Ended January 1, 2011
United States	$(270)	$2,438	$1,961
Foreign	0	0	0

Total	$(270)	$2,438	$1,961

The provision for (benefit from) income taxes from continuing operations includes:

	FY 2012 Year Ended December 29, 2012	FY 2011 Year Ended December 31, 2011	FY 2010 Year Ended January 1, 2011
Current:
Federal	$(114)	$267	$288
State	14	30	20
Foreign	0	0	0

	(100)	297	308

Deferred:
Federal	0	0	0
State	0	0	0

Income tax (benefit) provision	$(100)	$297	$308

The Company’s effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

	FY 2012 Year Ended December 29, 2012	FY 2011 Year Ended December 31, 2011	FY 2010 Year Ended January 1, 2011
Income tax provision at statutory rate	34%	34%	34%
State income taxes, net of federal benefit	(88%)	(2%)	(1%)
Permanent differences	(89%)	0%	3%
Research and development credits	0%	(4%)	(4%)
Change in valuation allowance	180%	(16%)	(16%)

Effective tax rate	37%	12%	16%

The tax effect of temporary differences and carry-forwards that give rise to significant portions of the net deferred tax assets are presented below (in thousands):

	FY 2012 December 29, 2012	FY 2011 December 31, 2011
Accruals and reserves	$2,295	$2,775
Deferred revenue	38	70
Fixed assets	429	488
Intangibles	180	6,959
Stock compensation	753	789
Net operating loss	5,310	120
Research and development credits	1,008	508
Other tax credits	47	1
Other	1	(10)

Net deferred tax asset	$10,061	$11,700
Valuation allowance	(10,061)	(11,700)

Net deferred tax assets	$0	$0

The Company has recorded a full valuation allowance for its deferred tax assets based on its past losses and the uncertainty regarding the ability to project future taxable income.

As of December 29, 2012, the Company had federal and State net operating loss (“NOL”) carry forwards of $13.9 million and $11.7 million, respectively. Of the total state NOL carryover, $1.3 million relates to windfall stock option deductions which, when realized, will be credited to equity. The federal NOL will begin to expire in 2022 and the state NOL will begin to expire in 2020. The state of California suspended the ability of companies to utilize their NOLs for tax years 2011 and 2010.

The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013. The Act reinstated the research and development credit retroactively to January 1, 2012 and extended it through 2013. As the law enactment is a subsequent event, no tax benefit from claiming the federal research and development credit has been considered for 2012. As of December 29, 2012, the Company had Federal and State research credit carry forwards of approximately $1.0 million and $1.5 million, respectively, available to offset future tax liabilities. The Federal credits will begin expiring in 2026 if not used. The state research credits do not expire.

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

As of December 29, 2012, the Company had accrued $67 thousand for payment of interest related to unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	FY 2012 Year Ended December 29, 2012	FY 2011 Year Ended December 31, 2011	FY 2010 Year Ended January 1, 2011
Balance at the beginning of the year	$1,191	$865	$637
Additions based upon tax positions related to the current year	36	58	67
Additions based upon tax positions related to the prior year	0	268	161
Reductions based upon tax positions related to the prior year	(273)	0	0

Balance at the end of the year	$954	$1,191	$865

During fiscal 2012, the Company incurred a tax loss mainly from the disposal of discontinued operations and anticipates the ability to claim a tax refund of approximately $0.6 million by carrying back the loss to 2010 and 2011 for federal income tax purpose. As a result, the Company recognized a tax benefit of $0.3 million from the release and reclassification of the ASC 740 long term liability.

If the ending balance of $954 thousand of unrecognized tax benefits at December 29, 2012 were recognized, none of the recognition would affect the income tax rate. The Company does not anticipate any material change in its unrecognized tax benefits of $954 thousand over the next twelve months. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business.

The Company files U.S. federal and state returns as well as foreign return in France. The tax years 2007 to 2012 remain open in several jurisdictions, none of which have individual significance.

15. Major Customers and Business Segments

The Company operates in one segment, ophthalmology. The Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service and support activities.

For fiscal years 2012, 2011 and 2010, no customer individually accounted for more than 10% of our revenue.

Revenue information shown by geographic region is as follows (in thousands):

	FY 2012 Year Ended December 29, 2012	FY 2011 Year Ended December 31, 2011	FY 2010 Year Ended January 1, 2011
United States	$18,496	$18,447	$17,796
Europe	7,468	8,940	8,954
Rest of Americas	2,335	2,287	2,198
Asia/Pacific Rim	5,560	3,485	3,360

	$33,859	$33,159	$32,308

Revenues are attributed to countries based on location of end customers. For fiscal years 2012, 2011 and 2010 no individual country accounted for more than 10% of the Company’s sales, except for the United States, which accounted for 54.6%, 55.6%, and 55.2% of sales in 2012, 2011, and 2010 respectively.

16. Computation of Basic and Diluted Net (Loss) Income Per Common Share

A reconciliation of the numerator and denominator of basic and diluted net (loss) income per common share is provided as follows (in thousands, except per share amounts):

	FY 2012 Year Ended December 29, 2012	FY 2011 Year Ended December 31, 2011	FY 2010 Year Ended January 1, 2011
Numerator:
(Loss) income from continuing operations	$(170)	$2,141	$1,653
Income from discontinued operations	1,608	469	1,393

Net income	$1,438	$2,610	$3,046

Denominator:
Weighted average shares of common stock (basic)	8,935	8,958	8,943
Effect of dilutive preferred shares	0	1,000	1,000
Effect of dilutive stock options	0	245	183
Effect of dilutive contingent shares	0	22	8

Weighted average shares of common stock (diluted)	8,935	10,225	10,134

Per share data:
Basic net (loss) income per share:
Net (loss) income before discontinued operations	$(0.02)	$0.24	$0.18
Discontinued operations	0.18	0.05	0.16

Net income	$0.16	$0.29	$0.34

Diluted net (loss) income per share:
Net (loss) income before discontinued operations	$(0.02)	$0.21	$0.16
Discontinued operations	0.18	0.05	0.14

Net income	$0.16	$0.26	$0.30

For periods in which the Company incurs a loss from continuing operations, the conversion of Series A Preferred Stock to common stock and common stock equivalent shares from unexercised stock options are excluded from the computation as their effect is anti-dilutive. Accordingly at December 29, 2012, 1,000,000 shares of common stock equivalents (from the conversion of Series A Preferred Stock) and stock options to purchase 1,570,543 have been excluded.

For periods in which the Company generates income from continuing operations, the conversion of Series A Preferred Stock to common stock and common stock equivalent shares from unexercised stock options (if the exercise price of such options is lower than the average market price of the stock for the period) are included in the computation as their effect is dilutive. The Company excludes stock options and other common stock equivalents from the computation if the exercise price of the options is greater than the average market price of the stock for the period because the inclusion of these options would be anti-dilutive. Accordingly, at December 31, 2011 and January 1, 2011, stock options to purchase 713,462 and 809,997 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding.

17. Subsequent Events

On January 9, 2013, the Company received $0.5 million in the form of a cash distribution from an insurance carrier which will be recorded in the first quarter of 2013. The distribution to the Company was a result of the Company being an eligible member of the insurance carrier following the insurance carrier’s conversion from a mutual company to a stock insurer.

On February 28, 2013, the Board of Directors approved a new one year $3.0 million stock repurchase program that replaces the prior two year $4.0 million stock repurchase program.

In March 2013, the Company entered into a global distribution and supply agreement with Peregrine Surgical Ltd. (“Peregrine”). Under the agreement, IRIDEX will become a worldwide distributor for Peregrine labeled products and Peregrine will become part of the IRIDEX supply chain. IRIDEX has committed to purchase $0.8 million worth of product annually over the four year life of the agreement.

The Company has evaluated subsequent events and has concluded that no additional subsequent events that require disclosure in the financial statements have occurred since the year ended December 29, 2012.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 29, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2012 using the criteria for effective internal control over financial reporting as described in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 29, 2012.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Certain information required by Part III has been omitted from this Form 10-K. This information is instead incorporated herein by reference to our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders (the Proxy Statement), which we will file within 120 days after the end of our fiscal year pursuant to Regulation 14A in time for our Annual Meeting of Stockholders to be held June 12, 2013.

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

2. Financial Statement Schedule

Schedules have been omitted because they are either not required, not applicable, or the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits

Exhibit Index

Exhibits	Exhibit Title

2.1(15)	Asset Purchase Agreement by and among Cutera, Inc., Registrant, and U.S. Bank, National Association, as Escrow Agent, dated December 30, 2011.

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2(2)	Amended and Restated Bylaws of Registrant.

4.1(3)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock.

4.2(3)	Investor Rights Agreement, dated as of August 31, 2007, by and among the Company, BlueLine Capital Partners, LP; BlueLine Capital Partners III, LP and BlueLine Capital Partners II, LP.

4.3(4)	Amendment No. 1 to Investor Rights Agreement, dated as of March 31, 2009.

10.1(1)	Form of Indemnification Agreement with directors and officers.

10.2(5)	Lease Agreement dated December 6, 1996 by and between Zappettini Investment Co. and the Registrant, as amended pursuant to Amendment No. 1 dated September 15, 2003 and Amendment No. 2 dated December 22, 2008.

10.3(6)*	1995 Director Option Plan.

10.4(7)*	1998 Stock Plan.

10.5(8)*	2005 Employee Stock Purchase Plan.

Exhibits	Exhibit Title

10.6*	2008 Equity Incentive Plan.

10.7(9)*	Form of 2008 Equity Incentive Plan Option Agreement.

10.8(10)*	Form of Stand-alone stock option agreement.

10.9(5)*	Change of Control Severance Agreement by and between the Company and James Mackaness, dated January 22, 2008.

10.10(3)	Securities Purchase Agreement, dated August 31, 2007, by and among BlueLine Capital Partners, LP, BlueLine Capital Partners III, LP, BlueLine Capital Partners II, LP and IRIDEX Corporation.

10.11(4)	Common Stock Purchase Warrant, dated March 31, 2009, issued to BlueLine Capital Partners, LP.

10.12(4)	Common Stock Purchase Warrant, dated March 31, 2009, issued to BlueLine Capital Partners II, LP.

10.13(4)	Common Stock Purchase Warrant, dated March 31, 2009, issued to BlueLine Capital Partners II, LP.

10.14(11)*	2012 Bonus Plan Summary.

10.15(12)*	2013 Bonus Plan Summary.

10.16(13)*	Employment Agreement by and between Registrant and Dominik Beck, dated as of August 16, 2011.

10.17(13)*	Executive Transition Agreement by and between Registrant and Theodore A. Boutacoff, dated October 10, 2011.

10.18(14)*	Form of 2008 Equity Incentive Plan Restricted Stock Award Agreement.

10.19(14)*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Agreement.

10.20*	Agreement and Release by and between Registrant and Dominik Beck, dated as of November 6, 2012.

10.21*	ADEA Waiver Agreement and Release by and between Registrant and Dominik Beck, dated as of November 6, 2012.

21.1(1)	Subsidiaries of Registrant.

23.1	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See page 64).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

Exhibits	Exhibit Title

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Exhibits filed with the Registration Statement on Form SB-2 (No. 333-00320-LA) which was declared effective on February 15, 1996.
(2)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on November 21, 2007.
(3)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on September 7, 2007.
(4)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on April 6, 2009.
(5)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-K for the year ended January 3, 2009.
(6)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Registration Statement on Form S-8 on August 3, 2004.
(7)	Incorporated by reference to the definitive proxy statement on Schedule 14A filed on May 4, 2009.
(8)	Incorporated by reference to the appendix filed with the Registrant’s Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders which was filed on April 30, 2004.
(9)	Incorporated by reference to Exhibit 99.1 filed with Registrant’s Registration Statement on Form S-8 on November 21, 2008.
(10)	Incorporated by reference to Exhibit 99.(d)(5) filed with the Registration Statement on Form SC TO-I July 30, 2009.
(11)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Report on Form 8-K on February 21, 2012.
(12)	Incorporated by reference to the Registrant’s Report on Form 8-K on December 19, 2012.
(13)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on October 12, 2011.
(14)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-Q for the quarter ended July 2, 2011.
(15)	Incorporated by reference to the Exhibit 2.1 filed with the Registrant’s Report on Form 8-K on January 4, 2012.

Trademark Acknowledgments

IRIDEX, the IRIDEX logo, IRIS Medical, OcuLight, SmartKey, EndoProbe, and ScanLite are our registered trademarks. G-Probe, DioPexy, DioVet, TruFocus, TrueCW, DioLite, IQ 810, IQ 577, IQ 532, MicroPulse, TxCell, OtoProbe, Symphony, VariLite, EasyFit, Endoview, MoistAir and GreenTip product names are our trademarks. All other trademarks or trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 28th day of March 2013.

IRIDEX CORPORATION

By:	/S/ WILLIAM M. MOORE
William M. Moore
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William M. Moore and James H. Mackaness, jointly and severally, their attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign on behalf of the undersigned any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and each of the undersigned does hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William M. Moore (William M. Moore)	President, Chief Executive Officer, and Chairman of the Board (Principal Executive Officer)	March 28, 2013

/s/ James H. Mackaness (James H. Mackaness)	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	March 28, 2013

/s/ Sanford Fitch (Sanford Fitch)	Director	March 28, 2013

/s/ Garrett A. Garrettson (Garrett A. Garrettson)	Director	March 28, 2013

/s/ James B. Hawkins (James B. Hawkins)	Director	March 28, 2013

/s/ Ruëdiger Naumann-Etienne (Ruëdiger Naumann-Etienne)	Director	March 28, 2013

/s/ Scott A. Shuda (Scott A. Shuda)	Director	March 28, 2013

Exhibit Index

Exhibits	Exhibit Title

2.1(15)	Asset Purchase Agreement by and among Cutera, Inc., Registrant, and U.S. Bank, National Association, as Escrow Agent, dated December 30, 2011.

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2(2)	Amended and Restated Bylaws of Registrant.

4.1(3)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock.

4.2(3)	Investor Rights Agreement, dated as of August 31, 2007, by and among the Company, BlueLine Capital Partners, LP; BlueLine Capital Partners III, LP and BlueLine Capital Partners II, LP.

4.3(4)	Amendment No. 1 to Investor Rights Agreement, dated as of March 31, 2009.

10.1(1)	Form of Indemnification Agreement with directors and officers.

10.2(5)	Lease Agreement dated December 6, 1996 by and between Zappettini Investment Co. and the Registrant, as amended pursuant to Amendment No. 1 dated September 15, 2003 and Amendment No. 2 dated December 22, 2008.

10.3(6)*	1995 Director Option Plan.

10.4(7)*	1998 Stock Plan.

10.5(8)*	2005 Employee Stock Purchase Plan.

10.6*	2008 Equity Incentive Plan.

10.7(9)*	Form of 2008 Equity Incentive Plan Option Agreement.

10.8(10)*	Form of Stand-alone stock option agreement.

10.9(5)*	Change of Control Severance Agreement by and between the Company and James Mackaness, dated January 22, 2008.

10.10(3)	Securities Purchase Agreement, dated August 31, 2007, by and among BlueLine Capital Partners, LP, BlueLine Capital Partners III, LP, BlueLine Capital Partners II, LP and IRIDEX Corporation.

10.11(4)	Common Stock Purchase Warrant, dated March 31, 2009, issued to BlueLine Capital Partners, LP.

10.12(4)	Common Stock Purchase Warrant, dated March 31, 2009, issued to BlueLine Capital Partners II, LP.

10.13(4)	Common Stock Purchase Warrant, dated March 31, 2009, issued to BlueLine Capital Partners II, LP.

10.14(11)*	2012 Bonus Plan Summary.

10.15(12)*	2013 Bonus Plan Summary.

10.16(13)*	Employment Agreement by and between Registrant and Dominik Beck, dated as of August 16, 2011.

10.17(13)*	Executive Transition Agreement by and between Registrant and Theodore A. Boutacoff, dated October 10, 2011.

10.18(14)*	Form of 2008 Equity Incentive Plan Restricted Stock Award Agreement.

10.19(14)*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Agreement.

10.20*	Agreement and Release by and between Registrant and Dominik Beck, dated as of November 6, 2012.

Exhibits	Exhibit Title

10.21*	ADEA Waiver Agreement and Release by and between Registrant and Dominik Beck, dated as of November 6, 2012.

21.1(1)	Subsidiaries of Registrant.

23.1	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See page 64).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Exhibits filed with the Registration Statement on Form SB-2 (No. 333-00320-LA) which was declared effective on February 15, 1996.
(2)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on November 21, 2007.
(3)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on September 7, 2007.
(4)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on April 6, 2009.
(5)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-K for the year ended January 3, 2009.
(6)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Registration Statement on Form S-8 on August 3, 2004.
(7)	Incorporated by reference to the definitive proxy statement on Schedule 14A filed on May 4, 2009.
(8)	Incorporated by reference to the appendix filed with the Registrant’s Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders which was filed on April 30, 2004.
(9)	Incorporated by reference to Exhibit 99.1 filed with Registrant’s Registration Statement on Form S-8 on November 21, 2008.
(10)	Incorporated by reference to Exhibit 99.(d)(5) filed with the Registration Statement on Form SC TO-I July 30, 2009.
(11)	Incorporated by reference to Exhibit 99.1 filed with the Registrant’s Report on Form 8-K on February 21, 2012.
(12)	Incorporated by reference to the Registrant’s Report on Form 8-K on December 19, 2012.
(13)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on October 12, 2011.
(14)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-Q for the quarter ended July 2, 2011.
(15)	Incorporated by reference to the Exhibit 2.1 filed with the Registrant’s Report on Form 8-K on January 4, 2012.