Form 10-Q
period 2013-03-30
IRIDEX CORP
filed 2013-05-06
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock, $.01 par value, issued and outstanding as of April 22, 2013 was 8,568,375.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

IRIDEX Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share and per share data)

	March 30, 2013	December 29, 2012 (1)
ASSETS
Current assets:
Cash and cash equivalents	$11,581	$11,901
Accounts receivable, net of allowance for doubtful accounts of $200 at March 30, 2013 and $146 at December 29, 2012	6,031	5,480
Inventories	8,147	8,035
Prepaid expenses and other current assets	1,123	1,129
Current assets of discontinued operations	510	510

Total current assets	27,392	27,055
Property and equipment, net	440	483
Other intangible assets, net	489	554
Goodwill	533	533
Other long-term assets	298	287

Total assets	$29,152	$28,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,280	$2,105
Accrued compensation	1,442	1,563
Accrued expenses	1,372	1,242
Accrued warranty	446	453
Deferred revenue	943	1,004

Total current liabilities	5,483	6,367
Long-term liabilities:
Other long-term liabilities	542	640

Total liabilities	6,025	7,007

Stockholders’ equity:
Convertible preferred stock, $0.01 par value:
Authorized: 2,000,000 shares;
Issued and outstanding: 500,000 shares at March 30, 2013 and at December 29, 2012	5	5
Liquidation preference of $5,000
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding: 8,558,006 and 8,452,971 shares at March 30, 2013 and December 29, 2012, respectively	95	94
Additional paid-in capital	39,305	38,958
Accumulated deficit	(16,278)	(17,152)

Total stockholders’ equity	23,127	21,905

Total liabilities and stockholders’ equity	$29,152	$28,912

(1)	Derived from the consolidated audited financial statements included in our Annual Report filed on Form 10-K with the SEC for the year ended December 29, 2012.

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended March 30, 2013	Three Months Ended March 31, 2012
Total revenues	$8,939	$8,305
Cost of revenues	4,708	4,319

Gross profit	4,231	3,986

Operating expenses:
Research and development	996	1,182
Sales and marketing	1,625	1,864
General and administrative	1,186	1,176
Proceeds from demutualization of insurance carrier	(473)	0

Total operating expenses	3,334	4,222

Income (loss) from continuing operations	897	(236)
Other expense, net	(18)	(27)

Income (loss) from continuing operations before provision for income taxes	879	(263)
Provision for income taxes	5	2

Income (loss) from continuing operations, net of tax	874	(265)

Loss from discontinued operations, net of tax	0	(162)
Gain on sale of discontinued operations, net of tax	0	2,032

Income from discontinued operations, net of tax	0	1,870

Net income	$874	$1,605

Net income (loss) per share:
Basic -
Continuing operations	$0.10	$(0.03)
Discontinued operations	0.00	0.21

Net income	$0.10	$0.18

Diluted -
Continuing operations	$0.09	$(0.03)
Discontinued operations	0.00	0.21

Net income	$0.09	$0.18

Weighted average shares used in computing net income (loss) per common share - basic	8,511	8,933

Weighted average shares used in computing net income (loss) per common share - diluted	9,802	8,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended
	March 30, 2013	March 31, 2012
Net income	$874	$1,605
Other comprehensive income, net of tax:
Recognition of accumulated foreign currency translation loss related to sale of foreign operations	0	35

Comprehensive income	$874	$1,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 30, 2013	Three Months Ended March 31, 2012
Operating activities:
Net income	$874	$1,605
Less income from discontinued operations	0	1,870

Income (loss) from continuing operations	874	(265)
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities:
Depreciation and amortization	126	113
Change in fair value of earn-out liability	19	29
Stock compensation cost recognized	161	147
Provision for doubtful accounts	54	(24)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(605)	433
Inventories	(112)	(379)
Prepaid expenses and other current assets	6	(708)
Other long-term assets	(11)	16
Accounts payable	(825)	(36)
Accrued compensation	(121)	307
Accrued expenses	108	(751)
Accrued warranty	(7)	(17)
Deferred revenue	(61)	(107)
Other long-term liabilities	(12)	0

Net cash used in operating activities	(406)	(1,242)

Investing activities:
Acquisition of property and equipment	(18)	(121)
Payment on earn-out liability	(83)	(86)

Net cash used in investing activities	(101)	(207)

Cash flows from financing activities:
Proceeds from stock option exercises	273	236
Repurchase of common stock	(46)	(188)
Payment of legal costs in connection with tender offer	(40)	0

Net cash provided by financing activities	187	48

Net cash used in operating activities from discontinued operations	0	(199)
Net cash provided by investing activities from discontinued operations	0	4,632
Effect of foreign exchange rate changes from discontinued operations	0	35

Net cash provided by discontinued operations	0	4,468

Net (decrease) increase in cash and cash equivalents	(320)	3,067
Cash and cash equivalents, beginning of period	11,901	10,789

Cash and cash equivalents, end of period	$11,581	$13,856

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$10	$13

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IRIDEX Corporation (the “Company”, “we”, “our”, or “us”) have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on March 28, 2013. The results of operations for the three months ended March 30, 2013 are not necessarily indicative of the results for the year ending December 28, 2013 or any future interim period.

2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 29, 2012, which was filed with the SEC on March 28, 2013.

Financial Statement Presentation.

The consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates.

The preparation of consolidated financial statements in conformity with US GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. In addition, any change in these estimates or their related assumptions could have an adverse effect on our operating results.

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

(in thousands)	Three Months Ended March 30, 2013	Three Months Ended March 31, 2012
Total revenues	$0	$929
(Loss) income from discontinued operations	$0	$(162)
Gain on sales of aesthetics business	$0	$1,149
Income from discontinued operations, before income taxes	$0	$987
Income tax (benefit) expense	$0	$883
Income from discontinued operations, net of tax	$0	$1,870

Current assets of discontinued operations as of March 30, 2013 and December 29, 2012 comprised of restricted cash in the amount of $0.5 million. In accordance with the terms of the sale of the aesthetics segment to Cutera, Inc., 10% of the total purchase price had to be deposited and held in an escrow account for a period of twelve months from the date of closing and will be used to resolve certain claims by Cutera, Inc., if any, which the Company has indemnified. The release of the restricted cash to the Company is three months following the end of the twelve month escrow period. As of March 30, 2013, there had been no claims made by Cutera, Inc.

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

Deferred Revenue.

Revenue related to extended service contracts is deferred and recognized on a straight line basis over the period of the applicable service contract. Costs associated with these service arrangements are recognized as incurred. A reconciliation of the changes in the Company’s deferred revenue balance for the three months ended March 30, 2013 and March 31, 2012 is as follows:

	Three Months Ended
(in thousands)	March 30, 2013	March 31, 2012
Balance, beginning of period	$1,004	$1,014
Additions to deferral	269	148
Revenue recognized	(330)	(255)

Balance, end of period	$943	$907

Warranty.

The Company accrues for estimated warranty cost upon shipment of products. Actual warranty costs incurred have not materially differed from those accrued. The Company’s warranty policy is applicable to products which are considered defective in their performance or fail to meet the product specifications. Warranty costs are reflected in the statement of operations as cost of revenues. A reconciliation of the changes in the Company’s warranty liability for the three months ended March 30, 2013 and March 31, 2012 is as follows:

	Three Months Ended
(in thousands)	March 30, 2013	March 31, 2012
Balance, beginning of period	$453	$556
Accruals for product warranties	67	42
Cost of warranty claims and adjustments	(74)	(59)

Balance, end of period	$446	$539

Recently Issued and Adopted Accounting Standards.

In February 2013, the Financial Accounting Standards Board issued 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“AOCI”), which aims to improve the reporting of reclassifications out of AOCI. This update requires an entity to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount being reclassified is required under US GAAP to be reclassified in its entirety to net income. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under US GAAP that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted this standard in the first quarter of fiscal year 2013. The adoption of this standard did not have a material effect on our consolidated financial position, results of operations, or cash flows.

3.	Inventories, net

The components of the Company’s inventories as of March 30, 2013 and December 29, 2012 are as follows:

(in thousands)	March 30, 2013	December 29, 2012
Raw materials and work in process	$5,225	$5,357
Finished goods	2,922	2,678

Total inventories	$8,147	$8,035

4.	Goodwill and Intangible Assets

Goodwill.

The carrying amount of goodwill and the changes in those balances are as follows (in thousands):

Balance, December 29, 2012	$533
Additions as a result of acquisitions	0

Balance, March 30, 2013	$533

Intangible Assets.

The following table summarizes the components of gross and net intangible asset balances (in thousands):

	March 30, 2013			December 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Life
Patents	$720	$423	$297	$720	$362	$358	Varies
Customer Relations	240	48	192	240	44	196	12.1 years

	$960	$471	$489	$960	$406	$554

Amortization expense totaled $65 thousand and $45 thousand for the three months ended March 30, 2013 and March 31, 2012, respectively. The amortization of Customer Relations was charged to sales and marketing expense and the amortization of Patents was charged to cost of revenues.

Future estimated amortization expense (in thousands):
2013 (nine months)	$189
2014	30
2015	52
2016	86
2017	16
Thereafter	116

Total	$489

5.	Fair Value Measurement

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses at March 30, 2013 and December 29, 2012, approximate fair value because of the short maturity of these instruments.

As of March 30, 2013 and December 29, 2012, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

	March 30, 2013				December 29, 2012
	Fair Value Measurements				Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$10,839			$10,839	$10,839			$10,839
Liabilities:
Earn-out liability			$588	$588			$652	$652

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

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of March 30, 2013.

As of March 30, 2013	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Weighted Average (range)
Earn-out liability	$588	Discounted cash flow	Projected royalties (in thousands)	$1,662 (414 – 1,934)
			Discount rate	21.99% (20.91% - 27.00%)

The following table provides a reconciliation of the beginning and ending balances of the contingent consideration – cash (Level 3 liabilities) (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012
Balance at the beginning of the period	$652	$765
Payments against earn-out	(83)	(86)
Change in fair value of earn-out liability	19	29

Balance at the end of the period	$588	$708

The earn-out liability is included in accrued expenses and other long-term liabilities in the condensed consolidated balance sheets.

6.	Stock Based Compensation

2008 Equity Incentive Plan

For the three months ended March 30, 2013, the only active share-based compensation plan was the 2008 Equity Incentive Plan (the “Incentive Plan”). The terms of awards granted during the three months ended March 30, 2013 were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 29, 2012.

Summary of Stock Options

The following table summarizes information regarding activity in our stock option plan during the three months ended March 30, 2013:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding at December 29, 2012	1,570,543	$3.64
Granted	32,400	$4.74
Exercised	(114,956)	$2.38
Canceled or forfeited	(45,503)	$4.06

Outstanding at March 30, 2013	1,442,484	$3.76	$1,513

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of March 29, 2013, that would have been received by option holders had all option holders exercised their stock options as of that date.

The weighted-average grant date fair value of the options granted under the Company’s stock plans as calculated using the Black-Scholes option-pricing model was $3.05 and $2.88 per share for the three months ended March 30, 2013 and March 31, 2012, respectively.

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards (options) with the following weighted average assumptions:

	Three Months Ended
	March 30, 2013	March 31, 2012
Average risk free interest rate	0.59%	0.92%
Expected life (in years)	4.5 years	4.55 years
Dividend yield	0.0%	0.0%
Average volatility	86%	93%

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

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended March 30, 2013 and March 31, 2012 (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012
Cost of revenues	$22	$18
Research and development	20	19
Sales and marketing	22	29
General and administrative	97	81

	$161	$147

Approximately $11 thousand and $9 thousand of the stock-based compensation expense recognized was capitalized into inventory as a component of overhead at March 30, 2013 and March 31, 2012, respectively.

Information regarding stock options outstanding, exercisable and expected to vest at March 30, 2013 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Options outstanding	1,442,484	$3.76	3.38	$1,513
Options vested and expected to vest	1,374,031	$3.75	3.23	$1,475
Options exercisable	1,023,008	$3.70	2.24	$1,271

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of March 29, 2013, that would have been received by option holders had all option holders exercised their stock options as of that date. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the three months ended March 30, 2013 and March 31, 2012 were approximately $259 thousand and $127 thousand, respectively.

As of March 30, 2013, there was $1.3 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested share-based compensation arrangements under the Incentive Plan. The cost is expected to be recognized over a weighted average period of 3.23 years.

Summary of Restricted Stock Units and Awards

Information regarding the restricted stock units activity for the three months ended March 30, 2013 is summarized below:

Number of Shares
Outstanding at December 29, 2012	55,999
Restricted stock units granted	220,000
Restricted stock units released	0
Restricted stock units forfeited	0

Outstanding at March 30, 2013	275,999

The weighted grant date fair value for restricted stock units awarded during the period was $258 thousand. The stock price on the date of grant was $4.45 per share.

On March 25, 2013, the Company granted a restricted stock unit award for up to 220,000 shares of the Company’s common stock (the “Market Performance Award”) under the terms of the Company’s 2008 Equity Incentive Plan, as amended, to the Company’s President and Chief Executive Officer. The number of shares issuable pursuant to the Market Performance Award will be based upon the Company’s average stock price performance during the two months prior to and two months following the date the service condition is met, or the fair market value of the Company’s common stock in the event vesting is triggered by a change of control of the Company. The Market Performance Award is expected to vest on December 31, 2014, as we do not anticipate the other vesting triggers to occur prior to that date. To the extent that the market condition is not met, the Market Performance Award will not vest and will be cancelled. Since the market conditions will affect the vesting of the Market Performance Award, the Company cannot use the Black-Scholes option-pricing model to value the award; instead, a binomial model must be used. The Company utilized the Monte Carlo simulation technique, which incorporated assumptions for the expected holding period, risk-free interest rate, stock price volatility and dividend yield. Compensation expense is recognized ratably until such time as the market condition is satisfied.

There were no restricted stock awards granted, vested, released and or forfeited for the three months ended March 30, 2013.

Stock Repurchase Program

In May 2011, the Company approved a stock repurchase program authorizing the Company to purchase in open market or privately negotiated transactions, up to $2.0 million worth of our common stock, from time to time during the next 12 months. In February 2012, the Company approved an extension of its stock repurchase program authorizing the Company to purchase up to $4.0 million worth of our common stock, from time to time prior to March 2013. In February 2013, the Board of Directors approved a new one year $3.0 million stock repurchase program that replaced the prior two year $4.0 million stock repurchase program. For the three months ended March 30, 2013, the Company has purchased 9,921 shares at an average price of $4.60 per share. As of March 30, 2013, the Company still has the authorization to purchase up to $2.9 million in common shares under the stock repurchase program. See Item 2, Unregistered Sales of Equity Securities and Use of Proceeds in Part II, Other Information, for additional information.

7.	Income Taxes

Provision for Income Tax

Under ASC topic–740-270, “Interim Reporting—Income Taxes”, we are required to make our best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis. The Company recorded a provision for income tax of $5 thousand for the three months ended March 30, 2013 and $2 thousand for the three months ended March 31, 2012. Our income tax provision is benefiting from a reduction in the valuation allowance that fully offsets the Company’s deferred tax asset.

Deferred Income Taxes

The Company accounts for income taxes in accordance with ASC topic 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 29, 2012, the Company had a deferred tax asset of approximately $10.1 million which is fully offset by a valuation allowance. When realized, the asset will be reflected on the Company’s balance sheet and the reversal of the corresponding valuation allowance will result in a tax benefit being recorded in the statement of operations in the respective period.

The American Taxpayer Relief Act of 2012 was enacted on January 2, 2012. The Act reinstated the research and development credit retroactively to January 1, 2012 and extended it through 2013.

Uncertain Tax Positions

The Company accounts for its uncertain tax positions in accordance with ASC 740. As of December 29, 2012, the Company had $0.9 million of unrecognized tax benefits which would impact the income statement if recognized.

The Company is not aware of any other uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate during the fiscal year.

The Company files U.S. federal and state returns as well as foreign returns in France. The tax years 2007 to 2012 remain open in several jurisdictions, none of which have individual significance.

8.	Computation of Basic and Diluted Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares outstanding during the period.

Diluted net income (loss) per share is computed as follows:

In periods of net income from continuing operations, the Company excludes options from the computation of diluted weighted average shares outstanding if the exercise price of the options is greater than the average market price of the shares because the inclusion of these options would be anti-dilutive to earnings per share. Accordingly, at March 30, 2013, stock options to purchase 755,013 shares were excluded from the computation of diluted weighted average shares outstanding.

In periods of net loss from continuing operations, the basic and diluted weighted average shares of common stock and common stock equivalents are the same because inclusion of common stock equivalents would be anti-dilutive. Accordingly, for the three months ended March 31, 2012 there was no difference between the denominators used for the calculation of basic and diluted net loss per share. For the three months ended March 31, 2012, there were 1,000,000 common stock equivalent relating to the Company’s preferred shares, stock options to purchase 1,670,524 shares, restricted stock units of 90,189 shares, and restricted stock awards of 10,126 shares that were excluded from the computation of diluted weighted average shares outstanding.

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per common share is provided as follows (in thousands, except per share amounts):

	Three Months Ended
	March 30, 2013	March 31, 2012
Numerator:
Income (loss) from continuing operations	$874	$(265)
Income from discontinued operations	0	1,870

Net income	$874	$1,605
Denominator:
Weighted average shares of common stock (basic)	8,511	8,933
Effect of dilutive preferred shares	1,000	0
Effect of dilutive stock options	261	0
Effect of dilutive contingent shares	30	0

Weighted average shares of common stock (diluted)	9,802	8,933

Per share data:
Basic income (loss) per share:
Income (loss) before discontinued operations	$0.10	$(0.03)
Discontinued operations	0.00	0.21
Net income	$0.10	$0.18

Diluted income (loss) per share:
Income (loss) before discontinued operations	$0.09	$(0.03)
Discontinued operations	0.00	0.21
Net income	$0.09	$0.18

9.	Business Segments

The Company operates in one segment, ophthalmology. The Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service and support activities.

Revenue information shown by geographic region, based on the location at which each sale originates, is as follows (in thousands):

	Three Months Ended
(in thousands)	March 30, 2013	March 31, 2012
United States	$4,209	$4,222
Europe	1,973	1,845
Rest of Americas	850	702
Asia/Pacific Rim	1,907	1,536

	$8,939	$8,305

Revenues are attributed to countries based on location of end customers. No individual country accounted for more than 10% of the Company’s sales, except for the United States, which accounted for 47.1% and 50.8% of sales for the three months ended March 30, 2013 and March 31, 2012, respectively.

No one customer accounted for more than 10% of total revenue for the three months ended March 30, 2013 and March 31, 2012, respectively.

10.	Subsequent Events

The Company has evaluated subsequent events and has concluded that no additional subsequent events that require disclosure in the financial statements have occurred since the quarter ended March 30, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to levels of future sales, long term growth, market acceptance and adoption of our products and operating results; license revenue; gross margins; managing cash flows; general economic conditions and levels of international sales; corporate strategy; effects of seasonality; FDA inspections; our current and future liquidity and capital requirements; and levels of future investment in research and development efforts. In some cases, forward-looking statements can be identified by terminology, such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including as a result of the factors set forth under “Factors That May Affect Future Operating Results” and other risks detailed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2013 and detailed from time to time in our reports filed with the Securities and Exchange Commission. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report on Form 10-Q. We undertake no obligation to update such forward-looking statements to reflect events or circumstances occurring after the date of this report.

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

In March 2013, the Company entered into a global distribution and supply agreement with Peregrine Surgical Ltd. (“Peregrine”) which was completed on April 1, 2013. Under the agreement, IRIDEX will become a worldwide distributor for Peregrine labeled products and Peregrine will become part of the IRIDEX supply chain.

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

Results of Operations

The following table sets forth certain operating data as a percentage of revenues:

	Three Months Ended
	March 30, 2013	March 31, 2012
Revenues	100.0%	100.0%
Cost of revenues	52.7%	52.0%

Gross margin	47.3%	48.0%

Operating expenses:
Research and development	11.1%	14.2%
Sales and marketing	18.2%	22.4%
General and administrative	13.3%	14.2%
Proceeds from demutualization of insurance carrier	(5.3)%	0.0%

Total operating expenses	37.3%	50.8%

Income (loss) from continuing operations	10.0%	(2.8)%
Other expense, net	(0.2)%	(0.3)%

Income (loss) from continuing operations before income taxes	9.8%	(3.1)%
Provision for income taxes	0.1%	0.1%

Income (loss) from continuing operations, net of tax	9.7%	(3.2)%
Income from discontinued operations, net of tax	0.0%	22.5%

Net income	9.7%	19.3%

The following comparisons are between the three month periods ended March 30, 2013 and March 31, 2012:

Revenues.

(in millions)	Three Months Ended March 30, 2013	Three Months Ended March 31, 2012	Change in $	Change in %
Systems – domestic	$1.4	$1.3	$0.1	11.0%
Systems – international	2.9	2.6	0.3	11.8%
Recurring revenues	4.5	4.4	0.1	3.8%
OEM	0.1	0.0	0.1	0.0%

Total revenues	$8.9	$8.3	$0.6	7.6%

Both domestic and international system sales increased continuing the trend in orders we saw at the end of the prior year and driven by increasing adoption of our MicroPulse enabled laser systems and the successful introduction of our new high speed delivery device, TxCell. Recurring revenues improved due to the continued success of our licensing and distribution agreement with Alcon. Competition for consumable products remains strong with increased price sensitivities amongst our customers. We believe the distribution and supply agreement we entered into with Peregrine will help address this issue by providing us with more consumable products to allow us to differentiate our offering and over time reduce the cost of certain existing consumable products; and therefore provide us more pricing strategies.

Gross Profit and Gross Margin.

Gross profit was $4.2 million compared to $4.0 million in the prior period, an increase of $0.2 million or 6.1%. The increase in gross profit was driven from increased revenues, although the impact was mitigated by a reduction in the gross margin. Gross margin decreased in the current quarter to 47.3% of revenues from 48.0% in the quarter ended March 31, 2012. Manufacturing and service spending remained constant across both time periods. The reduction was due to a shift in product mix to more system sales, particularly internationally through our distributor channel where we obtain a lower average selling price, and also due to the introduction of TxCell. Historically, our newer products have a higher cost component at introduction and as the product matures we take steps to reduce costs and these steps are underway. Our short term goal for gross margin remains at 50%.

Gross margins as a percentage of revenues will continue to fluctuate due to changes in the relative proportions of domestic and international sales, the product mix of sales, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and a variety of other factors. See Item 1A. “Risk Factors—Factors That May Affect Future Results - “Our Operating Results May Fluctuate from Quarter to Quarter and Year to Year.”

Research and Development.

Research and development (“R&D”) expenses decreased $0.2 million or 15.7% from $1.2 million to $1.0 million as a result of reduced headcount and associated expenses.

Sales and Marketing.

Sales and marketing expenses decreased by 12.8% from $1.9 million to $1.6 million. The decrease is attributable to a decrease in headcount and related costs and to a reduced focus on traditional selling and marketing expenditures, such as trade shows, to an increased focus on online and social media-based marketing and selling programs.

General and Administrative.

General and administrative expenses remained constant at $1.2 million, despite the inclusion of additional costs of approximately $0.1 million associated with the medical device tax.

Proceeds from demutualization of insurance carrier.

During the period we received $0.5 million as a result of the demutualization and acquisition of our product and liability insurance carrier.

Interest and Other Expense, Net.

Interest and other expense, net consisted primarily of additional expense recorded for the fair value remeasurement of the contingent earn-out liabilities incurred as a result of the Company’s recent acquisitions.

Income Taxes.

The Company recorded an income tax provision of $5 thousand and $2 thousand for continuing operations for the quarter ended March 30, 2013 and March 31, 2012, respectively. Our income tax provision is benefiting from a reduction in the valuation allowance that fully offsets the Company’s deferred tax asset.

Liquidity and Capital Resources.

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of March 30, 2013, we had cash and cash equivalents of $11.6 million, working capital of $21.9 million and $0.5 million of cash held in escrow compared to cash and cash equivalents of $11.9 million, working capital of $20.7 million and $0.5 million of cash held in escrow as of December 29, 2012. For the quarter ended March 30, 2013, $0.4 million was used in operating activities which resulted from net income of $0.9 million and the add back of $0.3 million non-cash items which were more than offset by the changes in operating assets and liabilities of $1.6 million. We used $0.1 million of net cash in investing activities, primarily in paying down the earn-out liability associated with prior acquisition. $0.2 million was generated by financing activities, which represented the net effect of stock options exercised by employees, offset by shares repurchased by the Company.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 30, 2013. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K filed with the SEC on March 28, 2013.

In February 2012, We Sold our Aesthetics Business Unit and Our Operating Results Will Be Adversely Affected in the Near Term as a Result of this Sale.

In February 2012, we completed the sale of our aesthetics business. Prior to the sale, our aesthetics business covered its direct costs and therefore contributed to the profitability of the overall Company. In addition, we provided the purchaser typical indemnification provisions associated with this type of transaction, and there is a risk that an adverse event may occur that requires us to fulfill our indemnity obligation. In the near term, these factors will have a material adverse effect on our business, financial condition and results of operations.

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

Our Stock Price Has Been and May Continue to be Volatile and an Investment in Our Common Stock Could Suffer a Decline in Value.

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. In addition, the trading price of our common stock has been significantly adversely affected by our recent operating performance. For the first quarter of fiscal 2013, the trading price of our common stock fluctuated from a low of $3.76 per share to a high of $4.95 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

We Depend on International Sales for a Significant Portion of Our Operating Results.

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the first quarter of fiscal 2013, our international ophthalmology sales were $4.7 million or 52.9% of total revenue. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. For our continuing ophthalmology business, none of our international revenues and costs has been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. Our international operations and sales are subject to a number of risks and potential costs, including:

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

*	We Rely on Our U.S. Direct and Independent Sales Forces and Network of International Distributors to Sell Our Products and Any Failure to Maintain Our Direct Sales Force and Distributor Relationships Could Harm Our Business.

Our ability to sell our products and generate revenues depends upon our direct and independent sales forces within the United States and relationships with independent distributors outside the United States. Currently our direct and independent sales forces within the United States consists of 11 employees and approximately 10 independent representatives, respectively. We maintain relationships with approximately 70 independent distributors internationally selling our products into over 100 countries, managed by a team of 5 people. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are entirely dependent on the efforts of these third parties. If any distributor breaches the terms of its distribution agreement with us or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory would be adversely affected.

We do not have any long-term employment contracts with the members of our direct sales force. We may be unable to replace our direct sales force personnel with individuals of equivalent technical expertise and qualifications, which may harm our revenues and our ability to maintain market share. Similarly, our independent and distributor agreements are generally terminable at will by either party and independents and distributors may terminate their relationships with us, which would affect our sales and results of operations.

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

We are currently required to demonstrate and maintain compliance with the FDA’s Quality System Regulation. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. Because our products involve the use of lasers, our products also are covered by a performance standard for lasers set forth in FDA regulations. The laser performance standard imposes specific record-keeping, reporting, product testing and product labeling requirements. These requirements include affixing warning labels to laser products, as well as incorporating certain safety features in the design of laser products. The FDA enforces the QSR and laser performance standards through periodic unannounced inspections. We have been, and anticipate in the future being, subject to such inspections. Our failure to take satisfactory corrective action in response to an adverse QSR inspection or our failure to comply with applicable laser performance standards could result in enforcement actions, including a public warning letter, a shutdown of our manufacturing operations, a recall of our products, civil or criminal penalties, or other sanctions, such as those described in the risk factor above, which would cause our sales and business to suffer.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)
December 30, 2012 – February 2, 2013	0	$0.00
February 3, 2013 – March 2, 2013	0	$0.00
March 3, 2013 – March 30, 2013	9,921	$4.60

Total	9,921	$4.60

(1)	On February 28, 2013, the Board of Directors announced a $3.0 million stock repurchase program expiring in February 2014. The above table reflects the repurchase of shares of our common stock in the open market or privately negotiated transactions in accordance with the share repurchase program. Each repurchase was financed by available cash balances and cash from operations.
(2)	Average price paid per share of common stock repurchased represents the execution price, including commissions paid to brokers.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Exhibit Title

10.1	Restricted Stock Unit Award Agreement granted to William M. Moore under the Company’s 2008 Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-k filed on March 27, 2013.)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS †	XBRL Instance Document

101.SCH †	XBRL Taxonomy Extension Schema

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase

101.DEF †	XBRL Taxonomy Extension Definition Linkbase

101.LAB †	XBRL Taxonomy Extension Label Linkbase

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase

†	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.

Trademark Acknowledgments

IRIDEX, the IRIDEX logo, IRIS Medical, OcuLight, SmartKey, and EndoProbe, are our registered trademarks. G-Probe, DioPexy, DioVet, TruFocus, TrueCW, DioLite, IQ 810, IQ 577, IQ 532, MicroPulse, TxCell, OtoProbe, Symphony, VariLite, ScanLite, EasyFit, Endoview, MoistAir and GreenTip product names are our trademarks. All other trademarks or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRIDEX Corporation (Registrant)

Date: May 6, 2013	By:	/s/ WILLIAM M. MOORE
		Name:	William M. Moore
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Exhibit Index

Exhibit No.	Exhibit Title

10.1	Restricted Stock Unit Award Agreement granted to William M. Moore under the Company’s 2008 Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-k filed on March 27, 2013.)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS †	XBRL Instance Document

101.SCH †	XBRL Taxonomy Extension Schema

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase

101.DEF †	XBRL Taxonomy Extension Definition Linkbase

101.LAB †	XBRL Taxonomy Extension Label Linkbase

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase

†	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.