Form 10-Q
period 2013-06-29
IRIDEX CORP
filed 2013-08-05
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

The number of shares of common stock, $.01 par value, issued and outstanding as of July 19, 2013 was 9,774,512.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

IRIDEX Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share and per share data)

	June 29, 2013	December 29, 2012 (1)
ASSETS
Current assets:
Cash and cash equivalents	$13,505	$11,901
Accounts receivable, net of allowance for doubtful accounts of $ 206 at June 29, 2013 and $146 at December 29, 2012	6,148	5,480
Inventories	8,940	8,035
Prepaid expenses and other current assets	1,095	1,129
Current assets of discontinued operations	0	510
Total current assets	29,688	27,055
Property and equipment, net	432	483
Intangible assets, net	437	554
Goodwill	533	533
Other long-term assets	280	287
Total assets	$31,370	$28,912
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,573	$2,105
Accrued compensation	1,533	1,563
Accrued expenses	1,102	1,242
Accrued warranty	457	453
Deferred revenue	1,018	1,004
Total current liabilities	6,683	6,367
Long-term liabilities:
Other long-term liabilities	461	640
Total liabilities	7,144	7,007
Stockholders’ equity:
Convertible preferred stock, $0.01 par value:
Authorized: 2,000,000 shares;
Issued and outstanding: 0 and 500,000 shares at June 29, 2013 and at December 29, 2012, respectively	0	5
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding 9,729,333 and 8,452,971 shares at June 29, 2013 and at December 29, 2012, respectively	102	94
Additional paid-in capital	39,987	38,958
Accumulated deficit	(15,863)	(17,152)
Total stockholders’ equity	24,226	21,905
Total liabilities and stockholders’ equity	$31,370	$28,912

(1)	Derived from the audited consolidated financial statements included in the annual report filed on Form 10-K with the SEC for the year ended December 29, 2012.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Total revenues	$9,210	$8,445	$18,149	$16,750
Cost of revenues	4,728	4,334	9,436	8,653
Gross profit	4,482	4,111	8,713	8,097
Operating expenses:
Research and development	884	1,106	1,880	2,288
Sales and marketing	1,846	2,122	3,471	3,986
General and administrative	1,237	1,233	2,423	2,409
Proceeds from demutualization of insurance carrier	0	0	(473)	0
Total operating expenses	3,967	4,461	7,301	8,683
Income (loss) from continuing operations	515	(350)	1,412	(586)
Legal settlement	0	800	0	800
Interest and other expense, net	97	48	115	75
Income from continuing operations before provision for income taxes	418	402	1,297	139
Provision for income taxes	3	5	8	7
Income from continuing operations	415	397	1,289	132
Loss from discontinued operations, net of tax	0	(61)	0	(223)
Gain on sale of discontinued operations, net of tax	0	0	0	2,032
Income (loss) from discontinued operations, net of tax	0	(61)	0	1,809
Net income	$415	$336	$1,289	$1,941
Net income (loss) per share:
Basic
Continuing operations	$0.05	$0.04	$0.15	$0.01
Discontinued operations	0.00	0.00	0.00	0.21
Net income	$0.05	$0.04	$0.15	$0.22
Diluted
Continuing operations	$0.04	$0.04	$0.13	$0.01
Discontinued operations	0.00	(0.01)	0.00	0.18
Net income	$0.04	$0.03	$0.13	$0.19
Weighted average shares used in computing net income per common share
Basic	8,824	8,983	8,668	8,958
Diluted	10,005	10,286	9,903	10,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income	$415	$336	$1,289	$1,941
Recognition of accumulated foreign currency translation loss related to sale of foreign operations	0	0	0	35
Comprehensive income	$415	$336	$1,289	$1,976

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended
	June 29, 2013	June 30, 2012
Operating activities:
Net income	$1,289	$1,941
Less income from discontinued operations	0	1,809
Income from continuing operations	1,289	132
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	240	203
Change in fair value of earn-out liability	91	78
Stock compensation expense	334	297
Provision for doubtful accounts	60	(23)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(728)	(350)
Inventories	(905)	(880)
Prepaid expenses and other current assets	34	(764)
Other long-term assets	7	29
Accounts payable	468	559
Accrued compensation	(30)	116
Accrued expenses	(212)	(883)
Accrued warranty	4	(31)
Deferred revenue	14	(214)
Other long-term liabilities	0	(77)
Net cash provided by (used in) operating activities	666	(1,808)

Investing activities:
Acquisition of property and equipment	(72)	(174)
Payment on earn-out liability	(198)	(162)
Net cash used in investing activities	(270)	(336)

Financing activities:
Proceeds from stock option exercises	814	364
Repurchase of common stock	(76)	(296)
Payment of legal costs in connection with tender offer	(40)	0
Net cash provided by financing activities	698	68

Net cash provided by operating activities from discontinued operations	0	405
Net cash provided by investing activities from discontinued operations	510	4,632
Effect of foreign exchange rate changes from discontinued operations	0	35
Net cash provided by discontinued operations	510	5,072

Net increase in cash and cash equivalents	1,604	2,996
Cash and cash equivalents, beginning of period	11,901	10,789
Cash and cash equivalents, end of period	$13,505	$13,785

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1	$16

Non-cash financing transaction:
Preferred stock conversion into common stock	$5	$0

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IRIDEX Corporation (“IRIDEX”, the “Company”, “we”, “our”, or “us”) have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on March 28, 2013. The results of operations for the three and six months ended June 29, 2013 are not necessarily indicative of the results for the year ending December 28, 2013 or any future interim period.

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

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Total revenues	$0	$299	$0	$1,228
Income (loss) from discontinued operations	$0	(61)	$0	(223)
Gain on sales of aesthetics business, net	$0	0	$0	1,149
Income (loss) before income taxes	$0	(61)	$0	926
Income tax benefit	$0	0	$0	883
Income (loss) from discontinued operations, net of tax	$0	(61)	$0	1,809

Current assets of discontinued operations as of December 29, 2012 comprised of restricted cash in the amount of $510 thousand. In accordance with the terms of the sale of the aesthetics segment to Cutera, Inc., 10% of the total purchase price had to be deposited and held in an escrow account for a period of twelve months from the date of closing and was used to resolve certain claims by Cutera, Inc., if any, which the Company has indemnified. There had been no claims made by Cutera, Inc. and in May 2013, the cash held in the escrow account was released to the Company.

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

A reconciliation of the changes in the Company’s deferred revenue balance for the six months ended June 29, 2013 and June 30, 2012 is as follows:

	Six Months Ended
(in thousands)	June 29, 2013	June 30, 2012
Balance, beginning of period	$1,004	$1,014
Additions to deferral	646	339
Revenue recognized	(632)	(553)
Balance, end of period	$1,018	$800

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

A reconciliation of the changes in the Company’s warranty liability for the six months ended June 29, 2013 and June 30, 2012 is as follows:

	Six Months Ended
(in thousands)	June 29, 2013	June 30, 2012
Balance, beginning of period	$453	$556
Accruals for product warranties	114	85
Cost of warranty claims and adjustments	(110)	(116)
Balance, end of period	$457	$525

Recently Issued and Adopted Accounting Standards.

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“AOCI”), which aims to improve the reporting of reclassifications out of AOCI. This update requires an entity to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount being reclassified is required under US GAAP to be reclassified in its entirety to net income. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under US GAAP that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted this standard in the first quarter of fiscal year 2013. The adoption of this standard did not have a material effect on our consolidated financial position, results of operations, or cash flows.

3. Inventories, net

The components of the Company’s inventories as of June 29, 2013 and December 29, 2012 are as follows:

(in thousands)	June 29, 2013	December 29, 2012
Raw materials and work in process	$5,720	$5,357
Finished goods	3,220	2,678
Total inventories	$8,940	$8,035

4. Goodwill and Intangible Assets

Goodwill.

The carrying amount of goodwill and the changes in those balances are as follows:

 (in thousands)

Balance, December 29, 2012	$533
Additions as a result of acquisitions	0
Balance, June 29, 2013	$533

Intangible Assets.

The following table summarizes the components of gross and net intangible asset balances:

	June 29, 2013			December 29, 2012
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Life
Patents	$720	$471	$249	$720	$362	$358	Varies
Customer Relations	240	$52	188	240	44	196	11.75 years
	$960	$523	$437	$960	$406	$554

Amortization expense totaled $117 thousand and $92 thousand for the six months ended June 29, 2013 and June 30, 2012, respectively.

The amortization of Customer Relations was charged to sales and marketing expense and the amortization of Patents was charged to cost of revenues.

Future estimated amortization expense (in thousands):
2013 (six months)	$137
2014	30
2015	52
2016	86
2017	16
Thereafter	116
Total	$437

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considers counterparty credit risk in its assessment of fair value.

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses at June 29, 2013 and December 29, 2012, approximate fair value because of the short maturity of these instruments.

As of June 29, 2013 and December 29, 2012, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows:

	June 29, 2013				December 29, 2012
	Fair Value Measurements				Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$12,040			$12,040	$10,839			$10,839
Liabilities:
Earn-out liability			$545	$545			$652	$652

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

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of June 29, 2013.

As of June 29, 2013	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Weighted Average (range)
Earn-out liability	$545	Discounted cash flow	Projected royalties (in thousands)	$1,513 ($414 – $1,775)
			Discount rate	21.91% (20.69% - 27.00%)

A reconciliation of the changes in the Company’s contingent consideration – cash (Level 3 liabilities) for the six months ended June 29, 2013 and June 30, 2012 is as follows:

	Six Months Ended
(in thousands)	June 29 2013,	June 30, 2012
Balance at the beginning of the period	$652	$765
Payments against earn-out	(198)	(162)
Change in fair value of earn-out liability	91	78
Balance at the end of the period	$545	$681

The earn-out liability is included in accrued expenses and other long-term liabilities in the condensed consolidated balance sheets.

6. Stock Based Compensation

2008 Equity Incentive Plan

For the six months ended June 29, 2013, the only active share-based compensation plan was the 2008 Equity Incentive Plan (the “Incentive Plan”). The terms of awards granted during the six months ended June 29, 2013 were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 29, 2012.

Summary of Stock Options

The following table summarizes information regarding activity in our stock option plan during the six months ended June 29, 2013:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding at December 29, 2012	1,570,543	$3.64
Granted	48,200	$4.74
Exercised	(292,016)	$2.79
Canceled or forfeited	(83,868)	$4.41
Outstanding at June 29, 2013	1,242,859	$3.83	$2,736

The weighted-average grant date fair value of the options granted under the Company’s stock plans as calculated using the Black-Scholes option-pricing model was $2.89 and $2.75 per share for the three months ended June 29, 2013 and June 30, 2012, respectively. The weighted-average grant date fair value of the options granted under the Company’s stock plans as calculated using the Black-Scholes option-pricing model was $3.00 and $2.77 per share for the six months ended June 29, 2013 and June 30, 2012, respectively.

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards (options) with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Average risk free interest rate	1.31%	0.68%	0.83%	0.70%
Expected life (in years)	4.50 years	4.55 years	4.50 years	4.55 years
Dividend yield	0%	0%	0%	0%
Average volatility	79%	91%	84%	91%

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

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three months and six months ended June 29, 2013 and June 30, 2012:

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Cost of revenues	$29	$16	$51	$34
Research and development	16	20	36	39
Sales and marketing	28	26	50	55
General and administrative	100	88	197	169
	$173	$150	$334	$297

Approximately $11 thousand and $6 thousand of the stock-based compensation recognized was capitalized into inventory as a component of overhead for the quarters ended June 29, 2013 and June 30, 2012, respectively.

Information regarding stock options outstanding, exercisable and expected to vest at June 29, 2013 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Options outstanding	1,242,859	$3.83	3.44	$2,736
Options vested and expected to vest	1,183,162	$3.83	3.31	$2,619
Options exercisable	870,170	$3.79	2.33	$1,999

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of June 28, 2013, that would have been received by option holders had all option holders exercised their stock options as of that date. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the six months ended June 29, 2013 and June 30, 2012 were approximately $445 thousand and $198 thousand, respectively.

As of June 29, 2013, there was $869 thousand of total unrecognized compensation cost, net of expected forfeitures, related to non-vested share-based compensation arrangements under the Incentive Plan. The cost is expected to be recognized over a weighted average period of 3.07 years.

Summary of Restricted Stock Units and Awards

Information regarding the restricted stock units activity for the six months ended June 29, 2013 is summarized below:

Number of Shares
Outstanding at December 29, 2012	55,999
Restricted stock units granted	220,000
Restricted stock units released	(1,250)
Restricted stock units forfeited	0
Outstanding at June 29, 2013	274,749

The weighted grant date fair value for restricted stock units awarded during the period was $258 thousand. The stock price on the date of grant was $4.45 per share.

On March 25, 2013, the Company granted a restricted stock unit award for up to 220,000 shares of the Company’s common stock (the “Market Performance Award”) under the terms of the Company’s 2008 Equity Incentive Plan, as amended, to the Company’s President and Chief Executive Officer. The number of shares issuable pursuant to the Market Performance Award will be based upon the Company’s average stock price performance during the two months prior to and two months following the date the service condition is met, or the fair market value of the Company’s common stock in the event vesting is triggered by a change of control of the Company. The Market Performance Award is expected to vest on December 31, 2014, given that no other vesting triggers occur prior to that date. To the extent that the market condition is not met, the Market Performance Award will not vest and will be cancelled. Since the market conditions will affect the vesting of the Market Performance Award, the Company cannot use the Black-Scholes option-pricing model to value the award; instead, a binomial model must be used. The Company utilized the Monte Carlo simulation technique, which incorporated assumptions for the expected holding period, risk-free interest rate, stock price volatility and dividend yield. Compensation expense is recognized ratably until such time as the market condition is satisfied.

There were no restricted stock awards granted, vested and forfeited for the six months ended June 29, 2013.

Stock Repurchase Program

In May 2011, the Company approved a stock repurchase program authorizing the Company to purchase in open market or privately negotiated transactions, up to $2.0 million worth of our common stock, from time to time during the next 12 months. In February 2012, the Company approved an extension of its stock repurchase program authorizing the Company to purchase up to $4.0 million worth of our common stock, from time to time prior to March 2013. In February 2013, the Board of Directors approved a new one year $3.0 million stock repurchase program that replaced the prior two year $4.0 million stock repurchase program. For the six months ended June 29, 2013, the Company has purchased 16,904 shares at an average price of $4.50 per share. As of June 29, 2013, the Company still has the authorization to purchase up to $2.9 million in common shares under the stock repurchase program. See Item 2, Unregistered Sales of Equity Securities and Use of Proceeds in Part II, Other Information, for additional information.

Preferred Stock Conversion

On June 11, 2013, all outstanding shares of the Company’s Series A Preferred Stock automatically converted into 1,000,000 shares of common stock. The Series A Preferred shares were issued to BlueLine Capital Partners LP and affiliated entities as part of a private placement in 2007. The Certificate of Designation authorizing the Series A Preferred shares provided for their automatic conversion into common stock in the event that IRIDEX common stock traded above $5.00 per share for 30 consecutive trading days.

7. Income Taxes

Provision for Income Tax

The Company calculates its interim tax provision in accordance with the provisions of ASC topic–740-270, “Income Taxes; Interim Reporting”. For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur.  The Company recorded a provision for income tax of $8 thousand for the six months ended June 29, 2013 and $7 thousand for the six months ended June 30, 2012.

Deferred Income Taxes

The Company accounts for income taxes in accordance with ASC topic 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 29, 2012, the Company had a deferred tax asset of approximately $10.1 million which is fully offset by a valuation allowance.  If realized, the asset will be reflected on the Company’s balance sheet and the reversal of the corresponding valuation allowance will result in a tax benefit being recorded in the statement of operations in the respective period.

The American Taxpayer Relief Act of 2012 was enacted on January 2, 2012. The Act reinstated the research and development credit retroactively to January 1, 2012 and extended it through 2013.

Uncertain Tax Positions

The Company accounts for its uncertain tax positions in accordance with ASC 740. As of December 29, 2012, the Company had $1.0 million of unrecognized tax benefits which would impact the income statement if recognized.

The Company is not aware of any other uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate during the fiscal year.

The Company files U.S. federal and state returns, as well as foreign returns in France. The tax years 2007 to 2012 remain open in several jurisdictions, none of which have individual significance.

8. Computation of Basic and Diluted Net Income (Loss) Per Common Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of shares outstanding during the period.

Diluted net income per share is computed as follows:

In periods of net income from continuing operations, diluted net income per share is computed by dividing net income for the period by the weighted average number of shares, plus the weighted average common stock equivalents outstanding during the period, which includes 1,000,000 shares of common stock issuable upon conversion of 500,000 shares of convertible Series A Preferred Stock. In June 2013, the Series A Preferred Stock was converted into 1,000,000 shares of common stock. The Company excludes options from the computation of diluted weighted average shares outstanding if the exercise price of the options is greater than the average market price of the shares because the inclusion of these options would be anti-dilutive to earnings per share. Accordingly, for the three months ended June 29, 2013 and June 30, 2012, respectively, stock options to purchase 539,230 and 921,241 shares were excluded from the computation of diluted weighted average shares outstanding. For the six months ended June 29, 2013 and June 30, 2012, respectively, stock options to purchase 574,656 and 880,371 shares were excluded from the computation of diluted weighted average shares outstanding.

In periods of net loss from continuing operations, the basic and diluted weighted average shares of common stock and common stock equivalents are the same because inclusion of common stock equivalents would be anti-dilutive.

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per common share is provided as follows :

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Numerator:
Income from continuing operations	$415	$397	$1,289	$132
Income (loss) from discontinued operations	0	(61)	0	1,809
Net income	$415	$336	$1,289	$1,941

Denominator:
Weighted average shares of common stock (basic)	8,824	8,983	8,668	8,958
Effect of dilutive preferred shares	792	1,000	895	1,000
Effect of dilutive stock options	273	262	267	277
Effect of dilutive contingent shares	116	41	73	35
Weighted average shares of common stock (diluted)	10,005	10,286	9,903	10,270

Per share data:
Basic income per share:
Income before discontinued operations	$0.05	$0.04	$0.15	$0.01
Discontinued operations	0.00	0.00	0.00	0.21
Net income	$0.05	$0.04	$0.15	$0.22

Diluted income (loss) per share:
Income before discontinued operations	0.04	0.04	0.13	0.01
Discontinued operations	0.00	(0.01)	0.00	0.18
Net income	$0.04	$0.03	$0.13	$0.19

9. Business Segments

The Company operates in one segment, ophthalmology. The Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service and support activities.

Revenue information shown by geographic region, based on the location at which each sale originates, is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
United States	$4,962	$4,442	$9,171	$8,664
Europe	1,628	1,932	3,601	3,777
Rest of Americas	941	626	1,791	1,328
Asia/Pacific Rim	1,679	1,445	3,586	2,981
	$9,210	$8,445	$18,149	$16,750

Revenues are attributed to countries based on location of end customers. No individual country accounted for more than 10% of the Company’s sales for the three and six month periods, except for the United States, which accounted for 53.9% and 52.6% of sales for the three month periods ended June 29, 2013 and June 30, 2012, respectively. For the six month periods ended June 29, 2013 and June 30, 2012, it accounted for 50.5% and 51.7% of sales, respectively.

No one customer accounted for more than 10% of total revenues for the three and six month periods ended June 29, 2013 and June 30, 2012, respectively.

10. Subsequent Events

The Company has evaluated subsequent events and has concluded that no additional subsequent events that require disclosure in the financial statements have occurred since the quarter ended June 29, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to levels of future sales and spending; long term growth; market acceptance and adoption of our products; operating results; license revenue; gross margins; managing cash flows; general economic conditions and levels of international sales; corporate strategy; effects of seasonality; FDA inspections; our current and future liquidity and capital requirements; and levels of future investment in research and development efforts. In some cases, forward-looking statements can be identified by terminology, such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including as a result of the factors set forth under “Factors That May Affect Future Operating Results” and other risks detailed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2013 and detailed from time to time in our reports filed with the Securities and Exchange Commission. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report on Form 10-Q. We undertake no obligation to update such forward-looking statements to reflect events or circumstances occurring after the date of this report.

Overview

IRIDEX Corporation is a leading worldwide provider of therapeutic based laser systems, delivery devices and consumable instrumentation used to treat sight-threatening eye diseases in ophthalmology. Our ophthalmology products are sold in the United States predominantly through  direct and independent sales forces and internationally through approximately 70 independent distributors into over 100 countries.

We manage and evaluate our business in one segment—ophthalmology. We break down this segment by geography—Domestic (U.S.) and International (the rest of the world). In addition, we review trends by laser system sales (consoles and durable delivery devices) and recurring sales (single use consumable laser probes and other associated instrumentation (“consumables”), service and support).

Our ophthalmology revenues arise primarily from the sale of our IQ and OcuLight laser systems, consumables and service and support activities. Our current family of IQ products includes IQ 532, IQ 577 and IQ 810 laser photocoagulation systems and our OcuLight products include OcuLight TX, OcuLight Symphony (Laser Delivery System), OcuLight SL, OcuLight SLx, OcuLight GL and OcuLight GLx laser photocoagulation systems. Certain of our laser systems are capable of performing our patented Fovea-Friendly MicroPulse laser photocoagulation as well as conventional continuous wavelength photocoagulation. Towards the end of 2012, we introduced the TxCell Scanning Laser Delivery System which saves significant time in a variety of laser photocoagulation procedures by allowing physicians to deliver the laser in a multi-spot scanning mode, a more efficient method for these procedures than the traditional single spot mode. The majority of our recurring revenues come from the sale of laser probes and our current family of laser probes includes a wide variety of products in 20, 23 and 25 gauge for vitreoretinal surgery and glaucoma surgery.

In March 2013, the Company entered into a global distribution and supply agreement with Peregrine Surgical Ltd. (“Peregrine”) which commenced on April 1, 2013. Under the agreement, IRIDEX became a worldwide distributor for Peregrine labeled products and Peregrine became part of the IRIDEX supply chain. In addition, IRIDEX assumed responsibility for the independent sales force consisting of 10 representatives who sell the Peregrine products domestically. The Peregrine products consist of laser probes and other associated instrumentation and are a logical fit within our existing product portfolio. The ultimate objective is to have all of our channels both domestically and internationally sell both IRIDEX and Peregrine labeled consumable products.

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

Results of Operations

The following table sets forth certain operating data as a percentage of revenues:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2012	June 30, 2012	June 30, 2012
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	51.3%	51.3%	52.0%	51.7%
Gross margin	48.7%	48.7%	48.0%	48.3%
Operating expenses:
Research and development	9.6%	13.1%	10.4%	13.6%
Sales and marketing	20.1%	25.1%	19.1%	23.8%
General and administrative	13.4%	14.6%	13.4%	14.4%
Proceeds from demutualization of insurance carrier	0.0%	0.0%	(2.6)%	0.0%
Total operating expenses	43.1%	52.8%	40.3%	51.8%
Income (loss) from continuing operations	5.6%	(4.1)%	7.7%	(3.5)%
Legal settlement	0.0%	9.5%	0.0%	4.8%
Other expense, net	(1.1)%	(0.6)%	(0.6)%	(0.5)%
Income from continuing operations before income taxes	4.5%	4.8%	7.1%	0.8%
Provision for income taxes	0.0%	0.1%	0.0%	0.0%
Income from continuing operations, net of tax	4.5%	4.7%	7.1%	0.8%
Income (loss) from discontinued operations, net of tax	0.0%	(0.7)%	0.0%	10.8%
Net income	4.5%	4.0%	7.1%	11.6%

The following comparisons are between the three month periods ended June 29, 2013 and June 30, 2012:

Revenues.

(in thousands)	Three Months Ended June 29, 2013	Three Months Ended June 30, 2012	Change in $	Change in %
Systems – domestic	$1,555	$1,516	$39	2.6%
Systems – international	2,763	2,441	322	13.2%
Recurring revenues	4,801	4,395	406	9.2%
OEM	91	93	(2)	(2.2)%
Total revenues	$9,210	$8,445	$765	9.1%

Our total revenues increased $0.8 million or 9.1% from $8.4 million to $9.2 million, as a result of increases in both system sales and in our recurring revenues. The increase in system sales was due mainly from an increase in our international sales where we benefited from receiving two large orders. The increase in recurring revenues was attributable to the inclusion of sales generated by the independent sales force who sell the Peregrine products domestically, as well as an increase in  sales of our licensed GreenTip product by our distribution partner, Alcon, and we anticipate benefiting from these sales for the foreseeable future. OEM sales are expected to cease shortly as our OEM partner, Bausch & Lomb (B&L), has discontinued selling this product.

Gross Profit and Gross Margin.

Gross profit was $4.5 million compared with $4.1 million an increase of $0.4 million or 9.0%. Gross margin remained constant at 48.7% for both periods. Our short term goal for gross margin remains 50% which we believe we can achieve through improved pricing and completing certain product cost reduction programs we are initiating.

Gross margins as a percentage of revenues will continue to fluctuate due to changes in the relative proportions of domestic and international sales, the product mix of sales, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and a variety of other factors. See Item 1A. “Risk Factors—Factors That May Affect Future Results– ‘Our Operating Results May Fluctuate from Quarter to Quarter and Year to Year.’”

Research and Development.

Research and development (“R&D”) expenses decreased $0.2 million or 20.1% from $1.1 million to $0.9 million. The decrease in spending was primarily attributable to a decrease in headcount and associated costs. We anticipate a slight increase on the spending level in R&D in support of new products and certain product cost reduction programs we are initiating.

Sales and Marketing.

Sales and marketing expenses decreased $0.2 million or 13.0% from $2.1 million to $1.9 million. The decrease in spending was primarily attributable to a decrease in headcount and related cost and to a decrease in general spending, partly offset by commissions and other costs associated with the addition of independent sales force resulting from the Peregrine agreement. We anticipate an increase in our sales and marketing spending with the objective of driving increased sales.

General and Administrative.

General and administrative expenses remained constant at $1.2 million.

Legal Settlement and Interest and Other Expense, Net.

The legal settlement relates to monies received from Synergetics associated with a 2007 settlement of legal claims for patent infringement. The $0.8 million received in April 2012 represented the final payment.

For the three months ended June 29, 2013 and for the same period a year earlier, interest and other expense, net consisted primarily of expense recorded for the fair value remeasurement of the contingent earn-out liabilities incurred as a result of the Company’s recent acquisitions.

Income Taxes.

The Company recorded an income tax provision of $3 thousand and $5 thousand, respectively, for continuing operations.

The following comparisons are between the six months ended June 29, 2013 and June 30, 2012:

Revenues.

(in thousands)	Six Months Ended June 29, 2013	Six Months Ended June 30, 2012	Change in $	Change in %
Systems – domestic	$2,971	$2,791	$180	6.4%
Systems – international	5,680	5,049	631	12.5%
Recurring revenues	9,341	8,770	571	6.5%
OEM	157	140	17	12.1%
Total revenues	$18,149	$16,750	$1,399	8.4%

Our total revenues increased $1.4 million or 8.4% from $16.7 million to $18.1 million, as a result of increases in both system sales and in our recurring revenues. The increase in system sales was due mainly from an increase in our international sales where we had received two large orders during the current quarter and globally from increased adoption  of our Fovea-Friendly MicroPulse laser photocoagulation systems. We believe the outlook for system sales continues to look positive. The increase in recurring revenues was attributable to the inclusion of sales generated by the independent sales force who sell the Peregrine products domestically, as well as an increase in  sales of our licensed GreenTip product by our distribution partner, Alcon, and we anticipate benefiting from these sales for the foreseeable future. OEM sales are expected to cease shortly as our OEM partner, B&L, has discontinued selling this product.

Gross Profit and Gross Margin.

Gross profit was $8.7 million compared with $8.1 million an increase of $0.6 million or 7.6%. Gross margin remained fairly constant at 48.0% compared to 48.3%.

Gross margins as a percentage of revenues will continue to fluctuate due to changes in the relative proportions of domestic and international sales, the product mix of sales, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and a variety of other factors. See Item 1A. “Risk Factors—Factors That May Affect Future Results— “Our Operating Results May Fluctuate from Quarter to Quarter and Year to Year.”

Research and Development.

R&D expenses decreased $0.4 million or 17.8% from $2.3 million to $1.9 million. The decrease in spending was primarily attributable to a decrease in headcount and associated costs.

Sales and Marketing.

Sales and marketing expenses decreased $0.5 million or 12.9% from $4.0 million to $3.5 million. The decrease in spending was primarily attributable to a decrease in headcount and related cost and to a decrease in general spending, partly offset by commissions and other costs associated with the addition of independent sales force resulting from the Peregrine agreement.

General and Administrative.

General and administrative expenses remained constant at $2.4 million.

Proceeds from Demutualization of Insurance Carrier.

In January 2013, we received $0.5 million as a result of the demutualization of our product and liability insurance carrier.

Legal Settlement and Interest and Other Expense, Net.

The legal settlement relates to monies received from Synergetics associated with a 2007 settlement of legal claims for patent infringement. The $0.8 million received during the six months ended June 30, 2012 represented the final payment.

For the six months ended June 29, 2013 and for the same period a year earlier, interest and other expense, net consisted primarily of expense recorded for the fair value re-measurement of the contingent earn-out liabilities incurred as a result of the Company’s recent acquisitions.

Income Taxes.

For the six months ended June 29, 2013 and June 30, 2012, the Company recorded an income tax provision of $8 thousand and $7 thousand, respectively, for continuing operations.

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

As of June 29, 2013, we had cash and cash equivalents of $13.5 million, working capital of $23.0 million compared to cash and cash equivalents of $11.9 million and working capital of $20.7 million as of December 29, 2012. The increase in cash and cash equivalents for the six months ended June 29, 2013 was generated primarily by income from continuing operations of $1.3 million and the add back of non-cash items of $0.7 million, partially offset by changes in operating assets by $1.3 million. We used $0.1 million on capital expenditures and $0.2 million on paying the contingent earn-out liability. Exercises of stock options generated $0.8 million and we spent $0.1 million to purchase stock under our stock repurchase program. See Item 2, Unregistered Sales of Equity Securities and Use of Proceeds in Part II, Other Information, for additional information.

Management is of the opinion that the Company’s current cash and cash equivalents together with our ability to generate cash flows from operations provide sufficient liquidity to operate for the next 12 months.

Other Information

IRIDEX Corporation was incorporated in California in February 1989 as IRIS Medical Instruments, Inc. In November 1995, we changed our name to IRIDEX Corporation and reincorporated in Delaware. Our executive offices are located at 1212 Terra Bella Avenue, Mountain View, California 94043-1824, and our telephone number is (650) 940-4700. We can also be reached at our website at www.IRIDEX.com.  Investors and others should note that we announce material financial information to our investors using SEC filings, press releases, our investor relations website, public conference calls and webcasts.  We use these channels as well as social media to communicate with investors, customers and the public about our company, our products and other issues.  It is possible that the information we post on social media channels could be deemed to be material information.  We encourage investors, our customers, and others interested in our company to review the information we post on our Facebook page (www.facebook.com/IRIDEX) and Twitter feed (https://twitter.com/IRIDEX). Any information on, or that can be accessed through, our website and social media channels is not part of this report.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 29, 2013. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our Stock Price Has Been and May Continue to be Volatile and an Investment in Our Common Stock Could Suffer a Decline in Value.

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. In addition, the trading price of our common stock has been significantly adversely affected by our recent operating performance. For the first six months of fiscal 2013, the closing price of our common stock fluctuated from a low of $3.76 per share to a high of $6.50 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

We Depend on International Sales for a Significant Portion of Our Operating Results.

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the second quarter of fiscal 2013, our international ophthalmology sales were $4.2 million or 46.1% of total revenue. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. For our continuing ophthalmology business, none of our international revenues and costs has been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. Our international operations and sales are subject to a number of risks and potential costs, including:

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

* We Rely on Our Direct and Independent Sales Forces and Network of International Distributors to Sell Our Products and Any Failure to Maintain Our Direct Sales Force and Distributor Relationships Could Harm Our Business.

Our ability to sell our products and generate revenues depends upon our direct and independent sales forces within the United States and relationships with independent distributors outside the United States. Currently our direct and independent sales forces within the United States consists of approximately 11 employees and 10 independent representatives, respectively. We maintain relationships with approximately 70 independent distributors internationally selling our products into over 100 countries, managed by a team of 5 people. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are entirely dependent on the efforts of these third parties. If any distributor breaches the terms of its distribution agreement with us or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory would be adversely affected.

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

The clinical trials required to obtain regulatory approvals for our products are complex and expensive and their outcomes are uncertain. When we do embark upon clinical trials, we incur substantial expense for, and devote significant time to, these trials but cannot be certain that the trials will ever result in the commercial sale of a product. We may suffer significant setbacks in clinical trials, even after earlier clinical trials showed promising results. Any of our products may produce undesirable side effects that could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a product candidate. We, the FDA, or another regulatory authority may suspend or terminate clinical trials at any time if they or we believe the trial participants face unacceptable health risks.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)
March 31, 2013 – May 4, 2013	6,983	$4.37
May 5, 2013 – June 1, 2013	0	$0.00
June 2, 2013 – June 29, 2013	0	$0.00
Total	6,983	$4.37

(1)

On February 28, 2013, the Board of Directors announced a $3.0 million stock repurchase program expiring in February 2014. The above table reflects the repurchase of shares of our common stock in the open market or privately negotiated transactions in accordance with the share repurchase program during the second quarter 2013. As of June 29, 2013, the Company has repurchased 16,904 shares for $76,072 under this program.  Each repurchase was financed by available cash balances and cash from operations.

(2)	Average price paid per share of common stock repurchased represents the execution price, including commissions paid to brokers.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Exhibit Title
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS †	XBRL Instance Document
101.SCH †	XBRL Taxonomy Extension Schema
101.CAL †	XBRL Taxonomy Extension Calculation Linkbase
101.CAL †	XBRL Taxonomy Extension Definition Linkbase
101.LAB †	XBRL Taxonomy Extension Label Linkbase
101.PRE †	XBRL Taxonomy Extension Presentation Linkbase

†	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.

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

IRIDEX Corporation (Registrant)
Date:	August 5, 2013	By:	/s/ WILLIAM M. MOORE
			Name:	William M. Moore
			Title:	President and Chief Executive Officer (Principal Executive Officer)

Exhibit Index

Exhibit No.	Exhibit Title
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS †	XBRL Instance Document
101.SCH †	XBRL Taxonomy Extension Schema
101.CAL †	XBRL Taxonomy Extension Calculation Linkbase
101.DEF †	XBRL Taxonomy Extension Definition Linkbase
101.LAB †	XBRL Taxonomy Extension Label Linkbase
101.PRE †	XBRL Taxonomy Extension Presentation Linkbase

†	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.