Form 10-Q/A
period 2013-03-30
IRIDEX CORP
filed 2013-09-04
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (this “Amendment”) is being filed as Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2013 filed with the Securities and Exchange Commission (the “SEC”) on May 6, 2013 (the “Original 10-Q”), in response to comments received by us from the Staff of the SEC.  This Amendment is filed solely for the purpose of restating the certifications filed pursuant to Item 601(b)(31)(i) of Regulation S-K to include certifications which were inadvertently excluded from the Original 10-Q relating to internal controls over financial reporting.

Except for the information described above, the Company has not modified or updated disclosures provided in the Original 10-Q in this Amendment.  Accordingly, this Amendment does not reflect events occurring after the filing of the Original 10-Q or modify or update those disclosures affected by subsequent events.  Information not affected by this Amendment is unchanged and reflects the disclosures made at the time the Original 10-Q was filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRIDEX Corporation (Registrant)
Date:	September 4, 2013	By:	/s/ WILLIAM M. MOORE
			Name:	William M. Moore
			Title:	President and Chief Executive Officer (Principal Executive Officer)

Exhibit Index

Exhibit No.	Exhibit Title
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).