Form 10-Q/A
period 2013-06-29
IRIDEX CORP
filed 2013-09-04
CIK 1006045

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (this “Amendment”) is being filed as Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2013 filed with the Securities and Exchange Commission (the “SEC”) on August 5, 2013 (the “Original 10-Q”), in response to comments received by us from the Staff of the SEC.  This Amendment is filed solely for the purpose of restating the certifications filed pursuant to Item 601(b)(31)(i) of Regulation S-K to include certifications which were inadvertently excluded from the Original 10-Q relating to internal controls over financial reporting.

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