Form 10-Q
period 2013-09-28
IRIDEX CORP
filed 2013-11-04
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☑

The number of shares of common stock, $0.01 par value, issued and outstanding as of October 18, 2013 was 9,804,582.

TABLE OF CONTENTS

Items		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets as of September 28, 2013 and December 29, 2012	3
	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 28, 2013 and September 29, 2012	4
	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 28, 2013 and September 29, 2012	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2013 and September 29, 2012	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	31

Signature		32

Exhibit Index		33

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

IRIDEX Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share and per share data)

	September 28, 2013	December 29, 2012 (1)
ASSETS
Current assets:
Cash and cash equivalents	$14,089	$11,901
Accounts receivable, net of allowance for doubtful accounts of $206 at September 28, 2013 and $146 at December 29, 2012	5,743	5,480
Inventories	9,998	8,035
Prepaid expenses and other current assets	534	1,129
Current assets of discontinued operations	0	510
Total current assets	30,364	27,055
Property and equipment, net	526	483
Intangible assets, net	382	554
Goodwill	533	533
Other long-term assets	233	287
Total assets	$32,038	$28,912
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,077	$2,105
Accrued compensation	1,538	1,563
Accrued expenses	1,370	1,242
Accrued warranty	472	453
Deferred revenue	1,062	1,004
Total current liabilities	6,519	6,367
Long-term liabilities:
Other long-term liabilities	441	640
Total liabilities	6,960	7,007
Stockholders’ equity:
Convertible preferred stock, $0.01 par value:
Authorized: 2,000,000 shares;
Issued and outstanding: 0 and 500,000 shares at September 28, 2013 and at December 29, 2012, respectively	0	5
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding 9,818,012 and 8,452,971 shares at September 28, 2013 and at December 29, 2012, respectively	103	94
Additional paid-in capital	40,308	38,958
Accumulated deficit	(15,333)	(17,152)
Total stockholders’ equity	25,078	21,905
Total liabilities and stockholders’ equity	$32,038	$28,912

(1)	Derived from the audited consolidated financial statements included in the annual report filed on Form 10-K with the SEC for the year ended December 29, 2012.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Total revenues	$9,526	$7,881	$27,675	$24,631
Cost of revenues	4,802	3,970	14,238	12,623
Gross profit	4,724	3,911	13,437	12,008
Operating expenses:
Research and development	923	1,006	2,803	3,294
Sales and marketing	1,869	1,875	5,340	5,861
General and administrative	1,267	1,609	3,690	4,018
Proceeds from demutualization of insurance carrier	0	0	(473)	0
Total operating expenses	4,059	4,490	11,360	13,173
Income (loss) from continuing operations	665	(579)	2,077	(1,165)
Legal settlement	0	0	0	800
Interest and other expense, net	(85)	(117)	(200)	(192)
Income (loss) from continuing operations before provision for (benefit from) income taxes	580	(696)	1,877	(557)
Provision for (benefit from) income taxes	50	(141)	58	(134)
Income (loss) from continuing operations	530	(555)	1,819	(423)
Loss from discontinued operations, net of tax	0	(190)	0	(413)
Gain on sale of discontinued operations, net of tax	0	0	0	2,032
(Loss) income from discontinued operations, net of tax	0	(190)	0	1,619
Net income (loss)	$530	$(745)	$1,819	$1,196
Net income (loss) per share:
Basic
Continuing operations	$0.05	$(0.06)	$0.20	$(0.05)
Discontinued operations	0.00	(0.02)	0.00	0.18
Net income (loss)	$0.05	$(0.08)	$0.20	$0.13
Diluted
Continuing operations	$0.05	$(0.06)	$0.18	$(0.05)
Discontinued operations	0.00	(0.02)	0.00	0.18
Net income(loss)	$0.05	$(0.08)	$0.18	$0.13
Weighted average shares used in computing net income (loss) per common share
Basic	9,796	9,005	9,044	8,974
Diluted	10,177	9,005	9,995	8,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net income (loss)	$530	$(745)	$1,819	$1,196
Recognition of accumulated foreign currency translation loss related to sale of foreign operations	0	0	0	35
Comprehensive income (loss)	$530	$(745)	$1,819	$1,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended
	September 28, 2013	September 29, 2012
Operating activities:
Net income	$1,819	$1,196
Less income from discontinued operations	0	1,619
Income (loss) from continuing operations	1,819	(423)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	364	310
Change in fair value of earn-out liability	181	195
Stock compensation expense	511	277
Provision for doubtful accounts	60	(24)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(323)	79
Inventories	(1,963)	(883)
Prepaid expenses and other current assets	595	(653)
Other long-term assets	54	(20)
Accounts payable	(28)	(51)
Accrued compensation	(25)	807
Accrued expenses	35	(999)
Accrued warranty	19	(28)
Deferred revenue	58	(153)
Other long-term liabilities	0	21
Net cash provided by (used in) operating activities	1,357	(1,545)

Investing activities:
Acquisition of property and equipment	(235)	(310)
Payment on earn-out liability	(287)	(241)
Net cash used in investing activities	(522)	(551)

Financing activities:
Proceeds from stock option exercises	1,077	405
Repurchase of common stock	(194)	(578)
Payment of legal costs in connection with tender offer	(40)	0
Net cash provided by (used in) financing activities	843	(173)

Net cash provided by operating activities from discontinued operations	0	547
Net cash provided by investing activities from discontinued operations	510	4,632
Effect of foreign exchange rate changes from discontinued operations	0	35
Net cash provided by discontinued operations	510	5,214

Net increase in cash and cash equivalents	2,188	2,945
Cash and cash equivalents, beginning of period	11,901	10,789
Cash and cash equivalents, end of period	$14,089	$13,734

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$12	$29

Non-cash financing transaction:
Preferred stock conversion into common stock	$5	$0

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on March 28, 2013. The results of operations for the three and nine months ended September 28, 2013 are not necessarily indicative of the results for the year ending December 28, 2013 or any future interim period.

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

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Total revenues	$0	$399	$0	$1,627
Loss from discontinued operations	$0	(56)	$0	(279)
Gain on sales of aesthetics business, net	$0	0	$0	1,149
(Loss) income before provision for (benefit from) income taxes	$0	(56)	$0	870
Income tax (expense) benefit	$0	(134)	$0	749
(Loss) income from discontinued operations, net of tax	$0	(190)	$0	1,619

Current assets of discontinued operations as of December 29, 2012 comprised of restricted cash in the amount of $510 thousand. In accordance with the terms of the sale of the aesthetics segment to Cutera, Inc., 10% of the total purchase price was deposited and held in an escrow account for a period of twelve months from the date of closing and was available to resolve certain claims by Cutera, Inc., if any, which the Company had indemnified. There had been no claims made by Cutera, Inc. and in May 2013, the cash held in the escrow account was released to the Company.

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

A reconciliation of the changes in the Company’s deferred revenue balance for the nine months ended September 28, 2013 and September 29, 2012 is as follows:

	Nine Months Ended
(in thousands)	September 28, 2013	September 29, 2012
Balance, beginning of period	$1,004	$1,014
Additions to deferral	985	680
Revenue recognized	(927)	(833)
Balance, end of period	$1,062	$861

Warranty.

The Company generally provides a one to two years warranty on its products, which is accrued for upon shipment of products. Actual warranty costs incurred have not materially differed from those accrued. The Company’s warranty policy is applicable to products which are considered defective in their performance or fail to meet the product specifications. Warranty costs are reflected in the statement of operations as cost of revenues.

A reconciliation of the changes in the Company’s warranty liability for the nine months ended September 28, 2013 and September 29, 2012 is as follows:

	Nine Months Ended
(in thousands)	September 28, 2013	September 29, 2012
Balance, beginning of period	$453	$556
Accruals for product warranties	162	123
Cost of warranty claims and adjustments	(143)	(151)
Balance, end of period	$472	$528

Recently Issued and Adopted Accounting Standards.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“AOCI”), which aims to improve the reporting of reclassifications out of AOCI. This update requires an entity to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount being reclassified is required under US GAAP to be reclassified in its entirety to net income. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under US GAAP that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted this standard in the first quarter of fiscal year 2013. The adoption of this standard did not have a material effect on our consolidated financial position, results of operations, or cash flows.

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This standard requires an entity to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists, with limited exceptions. This standard is effective for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years. Since ASU 2013-11 only impacts financial statement disclosure requirements for unrealized tax benefits, the Company does not expect its adoption to have an impact on the Company’s financial position or results of operations.

3. Inventories

The components of the Company’s inventories as of September 28, 2013 and December 29, 2012 are as follows:

(in thousands)	September 28, 2013	December 29, 2012
Raw materials and work in process	$6,318	$5,357
Finished goods	3,680	2,678
Total inventories	$9,998	$8,035

4. Goodwill and Intangible Assets

Goodwill.

The carrying amount of goodwill and the changes in those balances are as follows:

(in thousands)
Balance, December 29, 2012	$533
Additions as a result of acquisitions	0
Balance, September 28, 2013	$533

Intangible Assets.

The following table summarizes the components of gross and net intangible asset balances:

	September 28, 2013			December 29, 2012
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Life
Patents	$720	$522	$198	$720	$362	$358	Varies
Customer relations	240	$56	184	240	44	196	11.5 years
	$960	$578	$382	$960	$406	$554

Amortization expense totaled $172 thousand and $143 thousand for the nine months ended September 28, 2013 and September 29, 2012, respectively.

The amortization of customer relations was charged to sales and marketing expense and the amortization of patents was charged to cost of revenues.

Future estimated amortization expense (in thousands):
2013 (three months)	$82
2014	30
2015	52
2016	86
2017	16
Thereafter	116
Total	$382

5. Fair Value Measurements

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses at September 28, 2013 and December 29, 2012, approximate fair value because of the short maturity of these instruments.

As of September 28, 2013 and December 29, 2012, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows:

	September 28, 2013				December 29, 2012
	Fair Value Measurements				Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$12,741			$12,741	$10,839	0	0	$10,839
Liabilities:
Earn-out liability			$546	$546	$0	0	$652	$652

The Company’s Level 1 financial assets are money market funds whose fair values are based on quoted market prices. The Company does not have any Level 2 financial assets or liabilities. The fair value of the earn-out liability arising from the acquisitions of RetinaLabs, Inc. and Ocunetics, Inc. is classified within Level 3 of the fair value hierarchy since it is based on significant unobservable inputs. The significant unobservable inputs include projected royalties and discount rates to present value the payments. A significant increase (decrease) in the projected royalty payments in isolation could result in a significantly higher (lower) fair value measurement and a significant increase (decrease) in the discount rate in isolation could result in a significantly lower (higher) fair value measurement. The fair value of the earn-out liability is calculated on a quarterly basis by the Company based on a collaborative effort of the Company’s operations, finance and accounting groups based on additional information as it becomes available. Any change in the fair value adjustment is recorded in the statement of operations of that period.

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of September 28, 2013.

As of September 28, 2013	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Weighted Average (range)
Earn-out liability	$546	Discounted cash flow	Projected royalties (in thousands)	$1,408 ($414 - $1,644)
			Discount rate	21.67% (20.40% - 27.00%)

A reconciliation of the changes in the Company’s earn-out liability (Level 3 liability) for the nine months ended September 28, 2013 and September 29, 2012 is as follows:

	Nine Months Ended
(in thousands)	September 28 2013,	September 29, 2012
Balance at the beginning of the period	$652	$765
Payments against earn-out	(287)	(241)
Change in fair value of earn-out liability	181	195
Balance at the end of the period	$546	$719

The earn-out liability is included in accrued expenses and other long-term liabilities in the condensed consolidated balance sheets.

6. Stock Based Compensation

2008 Equity Incentive Plan

For the nine months ended September 28, 2013, the only active share-based compensation plan was the 2008 Equity Incentive Plan (the “Incentive Plan”). The terms of awards granted during the nine months ended September 28, 2013 were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 29, 2012.

Summary of Stock Options

The following table summarizes information regarding activity in our stock option plan during the nine months ended September 28, 2013:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding at December 29, 2012	1,570,543	$3.64
Granted	145,800	$5.59
Exercised	(373,663)	$2.88
Canceled or forfeited	(117,879)	$5.54
Outstanding at September 28, 2013	1,224,801	$3.92	$2,706

The weighted-average grant date fair value of the options granted under the Company’s stock plans as calculated using the Black-Scholes option-pricing model was $3.19 and $2.37 per share for the three months ended September 28, 2013 and September 29, 2012, respectively. The weighted-average grant date fair value of the options granted under the Company’s stock plans as calculated using the Black-Scholes option-pricing model was $3.12 and $2.70 per share for the nine months ended September 28, 2013 and September 29, 2012, respectively.

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards (options) with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Average risk free interest rate	1.26%	0.59%	1.11%	0.68%
Expected life (in years)	4.50 years	4.55 years	4.50 years	4.55 years
Dividend yield	0.0%	0.0%	0.0%	0.0%
Average volatility	66%	90%	72%	91%

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

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three months and nine months ended September 28, 2013 and September 29, 2012:

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Cost of revenues	$27	$17	$78	$51
Research and development	17	19	53	58
Sales and marketing	30	29	80	84
General and administrative	103	(85)	300	84
	$177	$(20)	$511	$277

Approximately $17 thousand and $11 thousand of the stock-based compensation recognized was capitalized into inventory as a component of overhead for the quarters ended September 28, 2013 and September 29, 2012, respectively.

Information regarding stock options outstanding, vested and expected to vest and exercisable at September 28, 2013 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Options outstanding	1,224,801	$3.92	3.73	$2,706
Options vested and expected to vest	1,155,031	$3.89	3.56	$2,596
Options exercisable	789,589	$3.67	2.42	$1,967

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of September 27, 2013, that would have been received by option holders had all option holders exercised their stock options as of that date. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the nine months ended September 28, 2013 and September 29, 2012 were approximately $231 thousand and $225 thousand, respectively.

As of September 28, 2013, there was $1.0 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested share-based compensation arrangements under the Incentive Plan. The cost is expected to be recognized over a weighted average period of 3.09 years.

Summary of Restricted Stock Units and Awards

Information regarding the restricted stock units activity for the nine months ended September 28, 2013 is summarized below:

Number of Shares
Outstanding at December 29, 2012	55,999
Restricted stock units granted	230,509
Restricted stock units released	(17,249)
Restricted stock units forfeited	0
Outstanding at September 28, 2013	269,259

The grant date fair value for restricted stock units awarded during the period was $318 thousand. The weighted average stock price on the date of grant was $4.51 per share.

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

There were 3,503 restricted stock awards granted, vested and forfeited for the nine months ended September 28, 2013.

Stock Repurchase Program

In May 2011, the Company approved a stock repurchase program authorizing the Company to purchase in open market or privately negotiated transactions, up to $2.0 million worth of our common stock, from time to time during the next 12 months. In February 2012, the Company approved an extension of its stock repurchase program authorizing the Company to purchase up to $4.0 million worth of our common stock, from time to time prior to March 2013. In February 2013, the Board of Directors approved a new one year $3.0 million stock repurchase program that replaced the prior two year $4.0 million stock repurchase program. For the nine months ended September 28, 2013, the Company has purchased 36,537 shares at an average price of $5.31 per share. As of September 28, 2013, the Company still has the authorization to purchase up to $2.8 million in common shares under the stock repurchase program. See Item 2, Unregistered Sales of Equity Securities and Use of Proceeds in Part II, Other Information, for additional information.

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

7. Income Taxes

Provision for Income Tax

The Company calculates its interim tax provision in accordance with the provisions of ASC topic -740-270, “Income Taxes; Interim Reporting”. For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur.  The Company recorded a provision for income tax of $58 thousand for the nine months ended September 28, 2013 and a benefit from income taxes of $134 thousand for the nine months ended September 29, 2012.

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

Diluted net income per share is computed as follows:

In periods of net income from continuing operations, diluted net income per share is computed by dividing net income for the period by the weighted average number of shares, plus the weighted average common stock equivalents outstanding during the period, which included 1,000,000 shares of common stock issuable upon conversion of 500,000 shares of convertible Series A Preferred Stock. In June 2013, the Series A Preferred Stock was converted into 1,000,000 shares of common stock. The Company excludes options from the computation of diluted weighted average shares outstanding if the exercise price of the options is greater than the average market price of the shares because the inclusion of these options would be anti-dilutive to earnings per share. Accordingly, for the three months ended September 28, 2013 and September 29, 2012, respectively, stock options to purchase 147,111 and 881,893 shares were excluded from the computation of diluted weighted average shares outstanding. For the nine months ended September 28, 2013 and September 29, 2012, respectively, stock options to purchase 543,142 and 899,809 shares were excluded from the computation of diluted weighted average shares outstanding.

In periods of net loss from continuing operations, the basic and diluted weighted average shares of common stock and common stock equivalents are the same because inclusion of common stock equivalents would be anti-dilutive.

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per common share is provided as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Numerator:
Income (loss) from continuing operations	$530	$(555)	$1,819	$(423)
Income (loss) from discontinued operations	0	(190)	0	1,619
Net income (loss)	$530	$(745)	$1,819	$1,196

Denominator:
Weighted average shares of common stock (basic)	9,796	9,005	9,044	8,974
Effect of dilutive preferred shares	0	0	597	0
Effect of dilutive stock options	276	0	270	0
Effect of dilutive contingent shares	105	0	84	0
Weighted average shares of common stock (diluted)	10,177	9,005	9,995	8,974

Per share data:
Basic income (loss) per share:
Income (loss) before discontinued operations	$0.05	$(0.06)	$0.20	$(0.05)
Discontinued operations	0.00	(0.02)	0.00	0.18
Net income (loss)	$0.05	$(0.08)	$0.20	$0.13

Diluted income (loss) per share:
Income (loss) before discontinued operations	0.05	(0.06)	0.18	(0.05)
Discontinued operations	0.00	(0.02)	0.00	0.18
Net income (loss)	$0.05	$(0.08)	$0.18	$0.13

9. Business Segments

The Company operates in one segment, ophthalmology. The Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service and support activities.

Revenue information shown by geographic region, based on the location at which each sale originates, is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
United States	$5,572	$4,516	$14,743	$13,180
Europe	1,942	1,686	5,543	5,463
Rest of Americas	578	394	2,369	1,722
Asia/Pacific Rim	1,434	1,285	5,020	4,266
	$9,526	$7,881	$27,675	$24,631

Revenues are attributed to countries based on location of end customers. No individual country accounted for more than 10% of the Company’s revenues for the three and nine month periods, except for the United States, which accounted for 58.5% and 57.3% of revenues for the three month periods ended September 28, 2013 and September 29, 2012, respectively. For the nine month periods ended September 28, 2013 and September 29, 2012, it accounted for 53.3% and 53.5% of revenues, respectively.

No one customer accounted for more than 10% of total revenues for the three and nine month periods ended September 28, 2013 and September 29, 2012, respectively.

10. Subsequent Events

The Company has evaluated subsequent events and has concluded that no additional subsequent events that require disclosure in the financial statements have occurred since the quarter ended September 28, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to our anticipated levels of future sales; our operating results and long term growth; market acceptance and adoption of our products and our outlook for system sales; our gross margin goals and performance; the success of our efforts to reduce costs and manage cash flows; general economic conditions and levels of international sales; corporate strategy; effects of seasonality; FDA inspections; our current and future liquidity and capital requirements; levels of future investment in research and development and sales and marketing efforts; and our product distribution strategies with Alcon, Inc. and Peregrine Surgical Ltd. In some cases, forward-looking statements can be identified by terminology, such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including as a result of the factors set forth under “Factors That May Affect Future Operating Results” and other risks detailed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2013 and detailed from time to time in our reports filed with the Securities and Exchange Commission. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report on Form 10-Q. We undertake no obligation to update such forward-looking statements to reflect events or circumstances occurring after the date of this report.

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

Our ophthalmology revenues arise primarily from the sale of our IQ and OcuLight laser systems, consumables and service and support activities. Our current family of IQ products includes IQ 532, IQ 577 and IQ 810 laser photocoagulation systems and our OcuLight products include OcuLight TX, OcuLight Symphony (Laser Delivery System), OcuLight SL, OcuLight SLx, OcuLight GL and OcuLight GLx laser photocoagulation systems. Certain of our laser systems are capable of performing our patented Fovea-Friendly MicroPulse laser photocoagulation in addition to conventional continuous wavelength photocoagulation offered by each of our laser systems. Towards the end of 2012, we introduced the TxCell Scanning Laser Delivery System which saves significant time in a variety of laser photocoagulation procedures by allowing physicians to deliver the laser in a multi-spot scanning mode, a more efficient method for these procedures than the traditional single spot mode. The majority of our recurring revenues come from the sale of laser probes and our current family of laser probes includes a wide variety of products in 20, 23 and 25 gauge for vitreoretinal surgery and glaucoma surgery.

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

Results of Operations

The following table sets forth certain operating data as a percentage of revenues:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	50.4%	50.4%	51.4%	51.2%
Gross margin	49.6%	49.6%	48.6%	48.8%
Operating expenses:
Research and development	9.7%	12.8%	10.1%	13.4%
Sales and marketing	19.6%	23.8%	19.3%	23.8%
General and administrative	13.3%	20.4%	13.4%	16.3%
Proceeds from demutualization of insurance carrier	0.0%	0.0%	(1.7)%	0.0%
Total operating expenses	42.6%	57.0%	41.1%	53.5%
Income (loss) from continuing operations	7.0%	(7.4)%	7.5%	(4.7)%
Legal settlement	0.0%	0.0%	0.0%	3.2%
Other expense, net	(0.9)%	(1.5)%	(0.7)%	(0.8)%
Income (loss) from continuing operations before income taxes	6.1%	(8.9)%	6.8%	(2.3)%
Provision for income taxes	0.5%	1.8%	0.2%	(0.6)%
Income (loss) from continuing operations, net of tax	5.6%	(7.1)%	6.6%	(1.7)%
Income (loss) from discontinued operations, net of tax	0.0%	(2.4)%	0.0%	6.6%
Net income (loss)	5.6%	(9.5)%	6.6%	4.9%

The following comparisons are between the three month periods ended September 28, 2013 and September 29, 2012:

Revenues.

(in thousands)	Three Months Ended September 28, 2013	Three Months Ended September 29, 2012	Change in $	Change in %
Systems – domestic	$2,252	$1,694	$558	32.9%
Systems – international	2,407	1,959	448	22.9%
Recurring revenues	4,783	4,123	660	16.0%
OEM	84	105	(21)	(20.0)%
Total revenues	$9,526	$7,881	$1,645	20.9%

Our total revenues increased $1.6 million or 20.9% from $7.9 million to $9.5 million, as a result of increases in both system sales and in our recurring revenues. The increase in system sales was due to an increase in sales of our IQ lasers that features MicroPulse. The increase in recurring revenues was attributable to the inclusion of sales generated by the independent sales force resulting from the Peregrine agreement, as well as an increase in sales of our licensed GreenTip product by our distribution partner, Alcon, Inc. (“Alcon”), and we anticipate benefiting from these sales for the foreseeable future. OEM sales are expected to cease shortly as our OEM partner, Bausch & Lomb, Incorporated (“B&L”), has discontinued selling this product.

Gross Profit and Gross Margin.

Gross profit was $4.7 million compared with $3.9 million, an increase of $0.8 million or 20.8%. Gross margin remained constant at 49.6% for both periods which is in line with our short term goal for gross margin of 50%.

Gross margins as a percentage of revenues will continue to fluctuate due to changes in the relative proportions of domestic and international sales, the product mix of sales, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and a variety of other factors. See Item 1A. “Risk Factors—Factors That May Affect Future Results—‘Our Operating Results May Fluctuate from Quarter to Quarter and Year to Year.’”

Research and Development.

Research and development (“R&D”) expenses decreased $0.1 million or 8.3% from $1.0 million to $0.9 million. The decrease in spending was primarily attributable to a decrease in headcount and associated costs. We anticipate a slight increase on the spending level in R&D in support of new products and certain product cost reduction programs we are initiating going forward.

Sales and Marketing.

Sales and marketing expenses remained constant at $1.9 million. We anticipate an increase in our sales and marketing spending due to the inclusion of the independent sales forces amongst other items with the objective of driving increased sales.

General and Administrative.

General and administrative expenses decreased $0.3 million or 21.3% from $1.6 million to $1.3 million. The decrease was primarily attributable to the fact that we recorded $0.7 million in severance and related costs in Q3 2012, this reduction in expenditures was partially offset by increased expenses associated with the Medical Device Tax, and an increase in compensation charges.

Legal Settlement and Interest and Other Expense, Net.

For the three months ended September 28, 2013 and for the same period a year earlier, interest and other expense, net consisted primarily of expense recorded for the fair value remeasurement of the contingent earn-out liabilities incurred as a result of the Company’s recent acquisitions and was $0.1 million for both periods.

Income Taxes.

The Company recorded an income tax provision of $50 thousand for the quarter ended September 28, 2013, compared to a benefit from income taxes of $141 thousand for the comparable quarter of the prior year, for continuing operations.

The following comparisons are between the nine months ended September 28, 2013 and September 29, 2012:

Revenues.

(in thousands)	Nine Months Ended September 28, 2013	Nine Months Ended September 29, 2012	Change in $	Change in %
Systems – domestic	$5,223	$4,485	$738	16.5%
Systems – international	8,087	7,008	1,079	15.4%
Recurring revenues	14,124	12,893	1,231	9.5%
OEM	241	245	(4)	1.6%
Total revenues	$27,675	$24,631	$3,044	12.4%

Our total revenues increased $3.0 million or 12.4% from $24.6 million to $27.7 million, as a result of increases in both system sales and in our recurring revenues. The increase in system sales was due to an increase in sales of our IQ lasers that features MicroPulse, and during the second quarter of the current year, we received two large international orders. We believe the outlook for system sales continues to look positive. The increase in recurring revenues was attributable to the inclusion of sales generated by the independent sales force resulting from the Peregrine agreement, as well as an increase in sales of our licensed GreenTip product by our distribution partner, Alcon, and we anticipate benefiting from these sales for the foreseeable future. OEM sales are expected to cease shortly as our OEM partner, B&L, has discontinued selling this product.

Gross Profit and Gross Margin.

Gross profit was $13.4 million compared with $12.0 million an increase of $1.4 million or 11.9%. Gross margin remained fairly constant at 48.6% compared to 48.8%.

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

Research and Development.

R&D expenses decreased $0.5 million or 14.9% from $3.3 million to $2.8 million. The decrease in spending was primarily attributable to a decrease in headcount and associated costs. We anticipate a slight increase on the spending level in R&D in support of new products and certain product cost reduction programs we are initiating.

Sales and Marketing.

Sales and marketing expenses decreased $0.5 million or 8.9% from $5.9 million to $5.3 million. The decrease in spending was primarily attributable to a decrease in headcount and related cost and to a decrease in general spending, partly offset by commissions and other costs associated with the expansion of our independent sales force resulting from the Peregrine transaction.

General and Administrative.

General and administrative expenses decreased $0.3 million or 8.2% from $4.0 million to $3.7 million. The decrease was primarily attributable to the fact that we recorded $0.7 million in severance and related costs in Q3 2012, this reduction in expenditures was partially offset by increased expenses associated with the Medical Device Tax, and an increase in compensation charges.

Proceeds from Demutualization of Insurance Carrier.

In January 2013, we received $0.5 million as a result of the demutualization of our product and liability insurance carrier.

Legal Settlement and Interest and Other Expense, Net.

The legal settlement relates to payments received from Synergetics, Inc. associated with a 2007 settlement of legal claims for patent infringement. The $0.8 million received during the nine months ended September 29, 2012 represented the final payment.

For the nine months ended September 28, 2013 and for the same period a year earlier, interest and other expense, net consisted primarily of expense recorded for the fair value re-measurement of the contingent earn-out liabilities incurred as a result of the Company’s recent acquisitions and was $0.2 million for both periods.

Income Taxes.

For the nine months ended September 28, 2013, the Company recorded an income tax provision of $58 thousand compared to an income tax benefit of $134 thousand for the comparable period of the prior year, for continuing operations.

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

As of September 28, 2013, we had cash and cash equivalents of $14.1 million, working capital of $23.8 million compared to cash and cash equivalents of $11.9 million and working capital of $20.7 million as of December 29, 2012. The increase in cash and cash equivalents for the nine months ended September 28, 2013 was generated primarily by income from continuing operations, after the add back of non-cash items, of $2.9 million, partially offset by changes in operating assets by $1.6 million. We used $0.2 million on capital expenditures and $0.3 million on paying the contingent earn-out liability. Exercises of stock options generated $1.1 million and we spent $0.2 million to purchase stock under our stock repurchase program, and we received $0.5million in cash from the release of funds held in escrow. See Item 2, Unregistered Sales of Equity Securities and Use of Proceeds in Part II, Other Information, for additional information.

Management is of the opinion that the Company’s current cash and cash equivalents together with our ability to generate cash flows from operations provide sufficient liquidity to operate for the next 12 months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Interest Rate Risk

Our exposure to interest rate risk at September 28, 2013 is related to our cash equivalent holdings. Since we have no fixed or variable interest rate debt outstanding, our interest expense is relatively fixed and not affected by changes in interest rates. In the event we issue any new debt in the future, increases in interest rates will increase the interest expense associated with the debt.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 28, 2013. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

* Our Stock Price Has Been and May Continue to be Volatile and an Investment in Our Common Stock Could Suffer a Decline in Value.

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. For the first nine months of fiscal 2013, the closing price of our common stock fluctuated from a low of $3.76 per share to a high of $6.50 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

We currently market visible and infrared medical laser systems and delivery devices to the ophthalmology market. We believe that continued and increased sales, if any, of these medical laser systems is dependent upon a number of factors including the following:

•	acceptance of product performance, features, ease of use, scalability and durability, including our MicroPulse laser photocoagulation systems ;

•	recommendations and opinions by ophthalmologists, other clinicians, and their associated opinion leaders;

•	clinical study outcomes;

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

We Depend on International Sales for a Significant Portion of Our Operating Results.

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the third quarter of fiscal 2013, our international ophthalmology sales were $3.9 million or 41.5% of total revenue. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. For our continuing ophthalmology business, none of our international revenues and costs has been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. Our international operations and sales are subject to a number of risks and potential costs, including:

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

We Rely on Patents and Proprietary Rights to Protect our Intellectual Property and Business.

Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued 26 United States patents and 17 foreign patents on the technologies related to our products and processes. We have twelve pending patent applications in the United States and nine foreign pending patent applications that have been filed. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Patents have a limited lifetime and once a patent expires competition may increase.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)
June 30, 2013 – August 3, 2013	0	$0.00
August 4, 2013 – August 31, 2013	7,148	$6.02
September 1, 2013 – September 28, 2013	12,485	$6.00
Total	19,633	$6.01

(1)

On February 28, 2013, the Board of Directors announced a $3.0 million stock repurchase program expiring in February 2014. The above table reflects the repurchase of shares of our common stock in the open market or privately negotiated transactions in accordance with the share repurchase program during the third quarter 2013.  As of September 28, 2013, the Company has repurchased 36,537 shares for $194,001 under this program.  Each repurchase was financed by available cash balances and cash from operations.

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

Trademark Acknowledgments

IRIDEX, the IRIDEX logo, IRIS Medical, OcuLight, SmartKey, and EndoProbe, are our registered trademarks. G-Probe, DioPexy, DioVet, TruFocus, TrueCW, DioLite, IQ 810, IQ 577, IQ 532, MicroPulse, TxCell, OtoProbe, Symphony, EasyFit, Endoview, MoistAir, GreenTip, BriteLight and FlexFiber product names are our trademarks. All other trademarks or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRIDEX Corporation (Registrant)
Date:	November 4, 2013	By:	/s/ WILLIAM M. MOORE
			Name:	William M. Moore
			Title:	President and Chief Executive Officer (Principal Executive Officer)

Exhibit Index

Exhibit No.	Exhibit Title
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS †	XBRL Instance Document
101.SCH †	XBRL Taxonomy Extension Schema
101.CAL †	XBRL Taxonomy Extension Calculation Linkbase
101.DEF †	XBRL Taxonomy Extension Definition Linkbase
101.LAB †	XBRL Taxonomy Extension Label Linkbase
101.PRE †	XBRL Taxonomy Extension Presentation Linkbase

†	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.