Form 10-K
period 2013-12-28
IRIDEX CORP
filed 2014-03-27
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 28, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

The aggregate market value of the voting common equity held by non-affiliates of the Registrant was approximately $54,494,721 as of June 28, 2013 the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price reported for such date on the NASDAQ Global Market. The registrant did not have any non-voting common equity outstanding. For purposes of this disclosure, shares of common stock held by each executive officer and director and by each holder of 5% or more of the outstanding shares of common stock have been excluded from this calculation, because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 11, 2014, Registrant had 9,993,948 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the Proxy Statement for the Registrant’s 2014 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to levels of future sales and operating results; gross margins; sales levels generated by our independent sales force and though our distribution partners; future tax rates and availability of certain deferred potential tax benefits; leveraging our core business and increasing recurring revenues; broadening our product lines through product innovation and new treatments; general economic conditions; levels of international sales; market acceptance of our products; expectations for and sources of future revenues; our marketing programs and trends in healthcare; our ability to take advantage of economies-of-scale in product development and manufacturing; our current and future liquidity and capital requirements; efforts to decrease costs and manage cash flows; levels of future investment in research and development efforts; our ability to develop and introduce new products through strategic alliances, OEM relationships and acquisitions; the availability of components from third-party manufacturers; results of clinical studies and the status of our regulatory clearance; the impact of regulatory actions and determinations; and risks associated with bringing new products to market. In some cases, forward-looking statements can be identified by terminology, such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. The reader is strongly urged to read the information contained under the captions “Item 1A. Risk Factors - Factors That May Affect Future Results” in this Annual Report on Form 10-K for a more detailed description of these significant risks and uncertainties. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-K. We undertake no obligation to update such forward-looking statements to reflect events or circumstances occurring after the date of this report.

As used in this Annual Report on Form 10-K, the terms “Company,” “IRIDEX,” “we,” “us” and “our” refer to IRIDEX Corporation, a Delaware corporation, and when the context so requires, our wholly owned subsidiaries, IRIS Medical Instruments, Inc. and Light Solutions Corporation, both California corporations, and IRIDEX France S.A.

Item 1. Business

General

IRIDEX Corporation is a leading worldwide provider of therapeutic based laser consoles, delivery devices and consumable instrumentation used to treat sight-threatening eye diseases in ophthalmology. In February 2012, we sold our aesthetics business to Cutera, Inc. The sale of the aesthetics business was a significant step forward in our strategy because it allowed us to focus solely on our ophthalmology business which is our core strength. Management believes that this path affords the Company with the best opportunity for long term profitable growth. In accordance with accounting principles generally accepted in the U.S. (“GAAP”), we have recast our financial information disclosed within this Form 10-K to show the results from our ophthalmology business as continuing operations and the results from our aesthetics business as discontinued operations for all periods presented. Our ophthalmology products are sold in the United States predominantly through a direct sales force and internationally through approximately 70 independent distributors in over 100 countries. Revenues from continuing operations in 2013, 2012 and 2011 were $38.3 million, $33.9 million and $33.2 million, respectively, and we generated net income (loss) from continuing operations of $2.2 million, $(0.2) million and $2.1 million, respectively. Total net income including income from discontinued operations for 2013, 2012 and 2011 was $2.2 million, $1.4 million and $2.6 million, respectively.

Our ophthalmology products consist of laser consoles, delivery devices and consumable instrumentation including laser probes, and are used in the treatment of serious eye diseases, including the three leading causes of irreversible blindness: diabetic retinopathy, glaucoma and age-related macular degeneration (“AMD”). In addition, our ophthalmology products are often used in vitrectomy procedures (used to treat proliferative diabetic retinopathy, macular holes, retinal tears and detachments) which are generally performed in the operating room and require a consumable single use intraocular laser probe (“EndoProbe”) to deliver light to the back of the eye together with other instrumentation. Our ophthalmology business includes (i) a recurring revenue component, consisting of sales of consumable products, predominantly single use laser probe devices and other instrumentation, combined with the repair, servicing and extended service contracts for our laser systems; and (ii) a capital component, consisting of the laser consoles combined with durable delivery devices (laser systems).

Our laser consoles consist of our IQ products which include IQ 532, IQ 577 and IQ 810 laser photocoagulation systems; and our OcuLight products including OcuLight TX, OcuLight SL, OcuLight SLx, OcuLight GL and OcuLight GLx laser photocoagulation systems. Certain of our laser consoles are capable of performing traditional continuous wavelength photocoagulation and our patented Fovea-Friendly MicroPulse laser photocoagulation. Towards the end of 2012 we introduced the TxCell Scanning Laser Delivery System, a delivery device which saves significant time in a variety of laser photocoagulation procedures by allowing physicians to deliver the laser in a multi-spot scanning mode, a more efficient method for these procedures than the traditional single spot mode. Our current family of laser probes includes a wide variety of products in 20, 23 and 25 gauge for vitreoretinal surgery and glaucoma surgery.

Ophthalmologists typically use our laser systems in hospital operating rooms (“OR”) and ambulatory surgical centers, as well as their offices and clinics. In the OR and ambulatory surgical centers, ophthalmologists use our laser systems with either an indirect laser ophthalmoscope or a consumable, single use EndoProbe. Since our first shipment in 1990, more than 10,000 medical laser systems manufactured by IRIDEX have been sold worldwide.

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

Diabetic retinopathy is a common complication of diabetes which impairs vision over time and if left untreated can lead to blindness. According to the International Diabetes Federation in an article published in November 2010 – at least 300 million people worldwide have diabetes, and this figure is likely to reach 438 million by the year 2030. According to the World Health Organization in their 2007 report – Vision 2020 The Right to Sight, after 20 years duration more than 75% of patients will have some form of diabetic retinopathy. Laser photocoagulation is currently the standard treatment for this disease, although there has been increased use of pharmaceuticals in recent years. A single treatment of continuous wavelength laser photocoagulation has been shown to stabilize the patient’s vision over the long term. Continuous wavelength laser photocoagulation treatments typically take several months to be fully effective and have been demonstrated to last for many years. This treatment presents a very cost efficient model, and presents a risk of varying degrees of vision loss to the patient. Pharmaceuticals can stabilize vision in the near term, as treatments typically take a few days to be fully effective and have been demonstrated to last for weeks. However, patients receiving pharmaceutical treatment for diabetic retinopathy require repeated injections. The injections are painful and the patients may experience side effects including increased risk of eye infections. Furthermore, a regimen of repeated injections is very costly to both the physician, in terms of time, and to the healthcare system, in terms of dollars spent on treatment. The short comings in treating this disease have led to a renewed interest in alternative approaches that may provide better patient outcomes.

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

MicroPulse

MicroPulse is a method of delivering laser energy  using a mode which chops the CW beam into short, microsecond long, laser pulses, which we have developed. There is a growing body of clinical evidence that demonstrates that MicroPulse therapy can generate the beneficial response associated with CW laser photocoagulation with no detectible tissue damage for the treatment of Diabetic Retinopathy, Glaucoma and AMD. When used to treat Diabetic Retinopathy we refer to this as Fovea-Friendly because the laser can be used to treat the fovea without any loss of visual function typically associated with CW laser photocoagulation. Our IQ products are capable of MicroPulse as well as CW laser photocoagulation.

The IRIDEX Strategy

We are one of the worldwide leaders in developing, manufacturing, marketing, selling and servicing innovative medical laser systems and associated instrumentation for the treatment of the sight-threatening eye diseases mentioned above. With the sale of our aesthetics business we are now focused exclusively on our ophthalmology business. At the end of 2013, the Company had $13.4 million in cash and no debt. Other than in 2012, when we incurred a net loss of $0.2 million from our ophthalmology operations, we generated net income from our ophthalmology operations in each of the past five years. It is our goal to continue to operate our business profitably.

Our strategy is to leverage our existing brand and distribution channel in the ophthalmology market promote the adoption of MicroPulse as a viable treatment alternative for Diabetic Retinopathy, Glaucoma and AMD and consequently to introduce a broad array of products that:

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

Ophthalmic Products

We utilize a systems approach to product design. Each system includes a console, which generates the laser energy, and a number of interchangeable peripheral delivery devices for use in specific clinical applications. This approach allows our customers to purchase a basic console system and add additional delivery devices as their needs expand or as new applications develop. We believe that this systems approach is our distinguishing characteristic and also brings economies-of-scale to our product development and manufacturing efforts because individual applications do not require the design and manufacture of complete stand-alone products. Our primary capital equipment products range in price from $1,000 to $60,000 and consist of laser consoles and specialized durable delivery devices. Our line of consumable products range in price from $10 to $250 and consist primarily of cannulas and laser probes.

Consoles

Our laser consoles, which are identified below, incorporate the economic and technical benefits of solid state and semiconductor laser technology.

Visible (Yellow) Photocoagulator Console. Our IQ 577 delivers visible (Yellow – 577nm) laser light. This product utilizes state of the art user interface technology and delivers a 577 wavelength which is at the peak of oxyhemoglobin absorption and allows ophthalmologists to obtain optimal results with lower power (more tissue sparing) compared with green wavelengths. The IQ 577 console weighs 18 pounds, has dimensions of 7.5”H x 12”W x 14”D, draws a maximum of 250 Watts of wall power, requires no water cooling, and has a remote control and wireless footswitch.

Visible (Green) Photocoagulator Console. Our IQ 532 delivers visible (Green – 532nm) laser light. This product utilizes a user interface and product platform based on the IQ 577, as more fully described above, as well as our OcuLight TX, OcuLight GL and OcuLight GLx Photocoagulators. The OcuLight TX/GL/GLx have dimensions of 6”H x 12”W x 12”D, draw a maximum of 300 Watts of wall power and require no water cooling.

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

TxCell Scanning Laser Delivery System (“TxCell”). TxCell was introduced in the second half of 2012. It allows the physician to perform multi-spot pattern scanning for efficient retinal photocoagulation, confluent laser patterns for tissue-sparing MicroPulse protocols and allows for standard single spot photocoagulation. A second version was introduced at the end of 2013 that worked with a wider variety of slight lamps existing in the market and included a number of enhanced features.

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

Operating Microscope Adapter (“OMA”). These adapters allow the physician to utilize a standard operating microscope in both diagnosis and laser treatment procedures. These devices are similar to SLAs, except that they are oriented horizontally and therefore can be used to deliver retinal photocoagulation to a supine patient.

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

Ophthalmology Treatments

The following chart lists the procedures for treating ophthalmic diseases that can be addressed by utilizing our ophthalmic laser systems. These procedures typically are performed in an OR, ambulatory surgical centers or clinic/outpatient settings and are non-elective and covered by insurance.

	Procedure	Console	Delivery Devices and Other Product	Mode
Age-related Macular Degeneration	Retinal Photocoagulation	Infrared & Visible	Slit Lamp Adapter	CW
Diabetic Retinopathy
Macular Edema	Grid Retinal Photocoagulation	Infrared & Visible	Slit Lamp Adapter & Operating Microscope Adapter,	CW or MicroPulse
	Focal Retinal Photocoagulation	Visible	Slit Lamp Adapter
Proliferative	Pan-Retinal Photocoagulation Vitrectomy Procedure	Infrared & Visible	Slit Lamp Adapter, Operating Microscope Adapter, Laser Indirect Ophthalmoscope, EndoProbe*GreenTip cannula*	CW or MicroPulse
Glaucoma
Primary Open-Angle	Trabeculoplasty	Infrared & Visible	Slit Lamp Adapter	CW or MicroPulse
Angle-closure	Iridotomy	Infrared & Visible	Slit Lamp Adapter	CW
Uncontrolled Glaucoma	Transscleral Cyclophotocoagulation	Infrared	G-Probe*	CW
Retinal Tears and Detachments	Retinopexy Retinal Photocoagulation Vitrectomy Procedure	Infrared & Visible	Slit Lamp Adapter, Laser Indirect Ophthalmoscope, Operating Microscope Adapter, EndoProbe* GreenTip cannula*, MoistAir Humidifying Chamber*	CW
	Transscleral Retinal Photocoagulation	Infrared	DioPexy Probe	CW
Retinopathy of Prematurity	Retinal Photocoagulation	Infrared	Laser Indirect Ophthalmoscope	CW
Ocular Tumors	Retinal Photocoagulation	Infrared	Slit Lamp Adapter, Operating Microscope Adapter, Laser Indirect Ophthalmoscope	CW
Macular Holes	Vitrectomy Procedure	Visible	EndoProbe*	CW
*	Consumable and disposable products

Research and Development

We have close working relationships with researchers, clinicians and practicing physicians around the world who provide new ideas, test the feasibility of these new ideas and assist us in validating new products and new applications before they are introduced.

Our internal research and development (“R&D”) activities are performed by a current team of 11 engineers, scientists and regulatory professionals with experience in various aspects of medical products, laser systems, delivery devices and clinical techniques with a focus on introducing innovative products which satisfy the unmet and emerging needs of our customers. The core competencies of the team include: mechanical engineering, electrical engineering, optics, lasers, fiber optics, software, firmware and delivery devices. The R&D process integrates all of the necessary disciplines of the Company from product inception through customer acceptance. This process facilitates reliable new product innovations and a consistent pipeline of innovative products for our customers.

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

We believe that it is important to make a substantial contribution to improving clinical outcomes. For instance, we have made substantial investments in researching and improving the treatment of serious eye diseases such as diabetic retinopathy and glaucoma, and AMD. The objectives of developing new treatments and applications are to expand the potential patient population, to more effectively and more economically treat diseases, to treat patients earlier in the treatment regimen and to reduce the side effects of treatment.

We spent $3.7 million on R&D in our continuing operations in 2013, $4.4 million in 2012 and $3.9 million in 2011.

We consider clinical projects to be a component of our R&D efforts and they may or may not result in additional commercial opportunities. See Item 1A. Risk Factors - Factors That May Affect Future Results – “While we devote significant resources to research and development, our research and development may not lead to new products that achieve commercial success” and “The clinical trial process required to obtain regulatory approvals is costly and uncertain, and could result in delays in new product introductions or even an inability to release a product.”

Customers and Customer Support

Our products are currently sold for use by ophthalmologists specializing in the treatment of eye disease in the retina, glaucoma and pediatrics eye diseases. Other customers include research and teaching hospitals, government installations, surgical centers, hospitals, and office clinics (outpatient). No single customer or distributor accounted for 10% or more of total revenues in fiscal years 2013, 2012 and 2011.

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

Sales and Marketing

We sell and market our products in the United States predominantly through our direct sales force and internationally through approximately 70 independent distributors into over 100 countries. Currently we have a direct sales force of 11 employees who are engaged in sales efforts within the United States and 5 employees engaged in managing our distribution sales efforts internationally. We also contract for the services of 13 independent sales representatives. Our sales are administered through our corporate headquarters in Mountain View, California. See Item 1A. Risk Factors—Factors That May Affect Future Results – “We rely on our direct and independent sales force and network of international distributors to sell our products and any failure to maintain our direct sales force and distributor relationships could harm our business.”

International sales represented 45.0%, 45.4% and 44.4% of our sales in 2013, 2012 and 2011, respectively. We believe that our international sales will continue to represent a significant portion of our revenues for the foreseeable future. Our international sales are made principally to customers in Europe, Asia, the Pacific Rim, the Middle East, Russia, Africa and Latin America. Our distribution agreements with our international distributors are generally exclusive and typically can be terminated by either party without cause with 90 days notice. International sales may be adversely affected by the imposition of governmental controls, currency fluctuations, restrictions on export technology, political instability, trade restrictions, changes in tariffs and the economic condition in each country in which we sell our products. See Item 1A. Risk Factors - Factors That May Affect Future Results - “We depend on international sales for a significant portion of our operating results.”

In the past, we maintained two wholly owned subsidiaries, one located in the United Kingdom (UK) and the other in the France; both of which were exclusively engaged in supporting our aesthetics business. In June 2008, we transitioned the responsibility for the sales and service of our aesthetics products in the UK to an independent distributor and during 2011 we deregistered the legal entity. Upon closing the sale of the aesthetics business to Cutrera, Inc. in February 2012, our French subsidiary ceased operations. We do not currently maintain any operating subsidiaries.

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

Through marketing, we collaborate with our customers to identify new products and applications which help meet their needs, which in turn provides us with new product concepts, enhances our ability to identify new applications for our products and validates new procedures using our products. Customers include key opinion leaders who are often the heads of the departments in which they work or professors at universities. We believe that these luminaries in the field of ophthalmology are key to the successful introduction of new products and the subsequent acceptance of these new products by the general market. Acceptance of our products by these early adopters is key to our strategy in the validation and commercialization of our new products.

In March 2013, the Company entered into a global distribution and supply agreement with Peregrine Surgical Ltd. (“Peregrine”). Under the agreement, IRIDEX will become a worldwide distributor for Peregrine labeled products and Peregrine will become part of the IRIDEX supply chain.

Operations

The manufacture of our visible light and infrared laser consoles and the related delivery devices is a highly complex and precise process. Completed systems must pass quality control and reliability tests before shipment. Our manufacturing activities consist of specifying, sourcing, assembling and testing of components and certain subassemblies for assembly into our final product. Currently we have a total of 33 employees engaged in manufacturing activities for these products.

The medical devices manufactured by us are subject to extensive regulation by numerous governmental authorities, including federal, state, and foreign governmental agencies. The principal regulator in the United States is the Food and Drug Administration (“FDA”). In April 1998, we received certification for ISO 9001/EN 46001, which is an international quality system standard that documents compliance to the European Medical Device Directive. In February 2004, we were certified to ISO 13485:2003, which replaced ISO 9001/EN46001 as the international standard for quality systems as applied to medical devices. In August 2008, we received FDA 510(k) clearance on our family of IRIDEX IQ laser systems. This clearance covers the IRIDEX IQ 532, IQ 577, IQ 630-670, and IQ 810 laser systems and their associated delivery devices to deliver laser energy in either CW-Pulse, MicroPulse or LongPulse mode. These laser systems are intended for a wide range of specific applications in the medical specialties of ophthalmology. See Item 1A. Risk Factors - Factors That May Affect Future Results - “We are subject to government regulations which may cause us to delay or withdraw the introduction of new products or new applications for our products.”, “If we fail to comply with the FDA’s quality system regulation and laser performance standards, our manufacturing operations could be halted, and our business would suffer.” and “If we modify one of our FDA approved devices, we may need to seek reapproval, which, if not granted, would prevent us from selling our modified products or cause us to redesign our products.”

We rely on third parties to manufacture substantially all of the components used in our products, although we assemble critical subassemblies and the final product at our facility in Mountain View, California. Some of these suppliers and manufacturers are sole source. We have some long-term or volume purchase agreements with our suppliers but currently purchase most components on a purchase order basis. These components may not be available in the quantities required, on reasonable terms, or at all. Financial or other difficulties faced by our suppliers or significant changes in demand for these components or materials could limit their availability. Any failures by our third-party suppliers to adequately perform may delay the submission of products for regulatory approval, impair our ability to deliver products on a timely basis or otherwise impair our competitive position. See Item 1A. Risk Factors - Factors That May Affect Future Results - “We depend on sole source or limited source suppliers.”

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

Our principal competitors in ophthalmology are Alcon Inc., Carl Zeiss Meditec AG, Nidek Co. Ltd, Synergetics, Topcon Corporation, Ellex Medical Lasers, Ltd., Quantel Medical SA, and Lumenis Ltd. Most of these companies currently offer a competitive, semiconductor-based laser system for ophthalmology. Also within ophthalmology, pharmaceutical alternative treatments for AMD and DME such as Lucentis/Avastin (Genentech), Eylea (Regeneron), Macugen (OSI Pharmaceuticals) and Ozurdex (Allergan), and to a lesser extent Visudyne (Novartis), compete rigorously with traditional laser procedures.

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

Patents and Proprietary Rights

Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. These are either developed internally or obtained from acquisitions such as RetinaLabs and Ocunetics. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued 26 United States patents and 17 foreign patents on the technologies related to our continuing products and processes, which have expiration dates ranging from 2014 to 2028. We have 12 pending patent applications in the United States and 11 foreign pending patent applications that have been filed. Our patent applications may not be approved.

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

In the United States, medical devices are classified into one of three classes (Class I, II or III). The class to which the device is assigned determines, among other things, the type of pre-marketing submission/application required for FDA clearance to market. If the device is classified as Class I or II, and if it is not exempt, a 510(k) pre-market notification will be required for marketing. Under FDA regulations, Class I devices are subject to general controls (for example, labeling, pre-market notification and adherence to Quality System Regulations (“QSRs”) requirements). Class II devices receive marketing clearance through a 510(k) pre-market notification. For Class III devices, a pre-market approval (“PMA”) application will be required unless the device is a pre-amendments device (on the market prior to the passage of the medical device amendments in 1976, or substantially equivalent to such a device) and PMAs have not been called for. In that case, a 510(k) will be the route to market. A 510(k) clearance will be granted if the submitted information establishes that the proposed device is “substantially equivalent” to a legally marketed Class I or II medical device, or to a Class III medical device for which the FDA has not called for a PMA. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional information or data are needed before a substantial equivalence determination can be made. A request for additional data may require that clinical studies of the device’s safety and efficacy be performed.

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

Export of our products is regulated by the FDA and is covered by the Export Amendment of 1996, which greatly expanded the export of approved and unapproved United States medical devices. However, some foreign countries require manufacturers to provide an FDA certificate of products for export (“CPE”) which requires the device manufacturer to certify to the FDA that the product has been granted pre-market clearance in the United States and that the manufacturing facilities appeared to be in compliance with QSR at the time of the last QSR inspection. The FDA will refuse to issue a CPE if significant outstanding QSR violations exist.

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

Reimbursement

The cost of a significant portion of medical care in the United States is funded by government programs, health maintenance organizations and private insurance plans. Our ophthalmology products are typically purchased by doctors, clinics, hospitals and other users, which bill various third-party payers, such as government programs and private insurance plans, for the health care services provided to their patients. Government imposed limits on reimbursement of hospitals and other health care providers have significantly affected the spending budgets of doctors, clinics and hospitals to acquire new equipment, including our products. Under certain government insurance programs, a health care provider is reimbursed for a fixed sum for services rendered in treating a patient, regardless of the actual charge for such treatment. The Center for Medicare and Medicaid Services reimburses hospitals on a prospectively-determined fixed amount basis for the costs associated with an in-patient hospitalization based on the patient’s discharge diagnosis, regardless of the actual costs incurred by the hospital or physician in furnishing the care and regardless of the specific devices used in that procedure.

Private third-party reimbursement plans are also developing increasingly sophisticated methods of controlling health-care costs by imposing limitations on reimbursable procedures and the exploration of more cost-effective methods of delivering health care. In general, these government and private measures have caused health care providers, including our customers, to be more selective in the purchase of medical products. In addition, changes in government regulation or in private third-party payers’ policies may limit or eliminate reimbursement for procedures employing our products, which could have a material adverse effect on our business, results of operations and financial condition. See Item 1A Risk Factors - Factors That May Affect Future Results - “Our operating results may be adversely affected by uncertainty regarding healthcare reform measures and changes in third-party coverage and reimbursement policies”.

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

Backlog and Seasonality

We generally do not maintain a material level of backlog. As a result, we do not believe that our backlog at any particular time is indicative of future sales levels. Our quarterly results have been, and are expected to continue to be, affected by seasonal factors. For example, our European sales during the third quarter are generally lower due to many businesses being closed for the summer vacation season.

Employees

Currently, we have a total of 101 full-time equivalent employees engaged in our ongoing ophthalmology operations, including 48 in operations (including manufacturing, quality, logistics and service), 28 in sales and marketing which does not include the 13 independent sales representatives, 11 in research and development and 14 in finance and administration. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. At December 28, 2013, we employed 17 such persons. Our future success will depend in part on our ability to attract, train, retain and motivate highly qualified employees, who are in great demand. We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization, and we have never experienced a work stoppage or strike. We consider our employee relations to be good.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, through the SEC’s website at www.sec.gov. These periodic reports and amendments are also available, free of charge, on our website at www.IRIDEX.com, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission.

Investors and others should note that we announce material financial information to our investors using SEC filings, press releases, our investor relations website, public conference calls and webcasts. We use these channels as well as social media to communicate with investors, customers and the public about our company, our products and other issues. It is possible that the information we post on social media channels could be deemed to be material information. We encourage investors, our customers, and others interested in IRIDEX to review the information we post on our Facebook page (www.facebook.com/IRIDEX) and Twitter feed (https://twitter.com/IRIDEX). Any information on, or that can be accessed through, our website and social media channels is not part of this report.

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
•

introduction of new products, product enhancements and new applications by our competitors, including new drugs, entry of new competitors into our markets, pricing pressures and other competitive factors;

•	our long and highly variable sales cycle;
•	changes in the prices at which we can sell our products, including the impact of changes in exchange rates;
•	changes in customers’ or potential customers’ budgets as a result of, among other things, reimbursement policies of government programs and private insurers for treatments that use our products; and
•	increased product innovation costs.

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

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. For fiscal year 2013, the closing price of our common stock fluctuated from a low of $3.76 per share to a high of $10.46 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

We currently market visible and infrared medical laser systems and delivery devices to the ophthalmology market. We believe that continued and increased sales, if any, of these medical laser systems is dependent upon a number of factors including the following:

•	acceptance of product performance, features, ease of use, scalability and durability, including with respect to our MicroPulse laser photocoagulation systems;
•	recommendations and opinions by ophthalmologists, other clinicians, and their associated opinion leaders;
•	clinical study outcomes;
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

Competition in the market for devices used for ophthalmic treatment procedures is intense and is expected to increase. Our competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. Our principal competitors in ophthalmology are Alcon Inc., Carl Zeiss Meditec AG, Nidek Co. Ltd., Synergetics, Topcon Corporation, Ellex Medical Lasers, Ltd., Quantel Medical SA, and Lumenis Ltd. Most of these companies currently offer a competitive, semiconductor-based laser system for ophthalmology. Also within ophthalmology, pharmaceutical alternative treatments for AMD and DME such as Lucentis/Avastin (Genentech), Eylea (Regeneron), Macugen (OSI Pharmaceuticals) and Ozurdex (Allergan), and to a lesser extent Visudyne (Novartis), compete rigorously with traditional laser procedures. A number of these competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do, including greater name recognition, and benefit from long-standing customer relationships. Some medical companies, academic and research institutions, or others, may develop new technologies or therapies that are more effective in treating conditions targeted by us or are less expensive than our current or future products. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

Our operating results may be adversely affected by uncertainty regarding healthcare reform measures and changes in third- party coverage and reimbursement policies.

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

Our ophthalmology products are typically purchased by doctors, clinics, hospitals and other users, which bill various third-party payers, such as governmental programs and private insurance plans, for the health care services provided to their patients. Third-party payers are increasingly scrutinizing and continue to challenge the coverage of new products and the level of reimbursement for covered products. Doctors, clinics, hospitals and other users of our products may not obtain adequate reimbursement for use of our products from third-party payers. While we believe that the laser procedures using our products have generally been reimbursed, payers may deny coverage and reimbursement for our products if they determine that the device was not reasonable and necessary for the purpose used, was investigational or was not cost-effective.

We depend on international sales for a significant portion of our operating results.

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the fiscal year ended December 28, 2013, our international ophthalmology sales were $17.2 million or 45.0% of total revenue. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. For our continuing ophthalmology business, none of our international revenues and costs has been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. Our international operations and sales are subject to a number of risks and potential costs, including:

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

We rely on our direct and independent sales forces and network of international distributors to sell our products and any failure to maintain our sales force and distributor relationships could harm our business.

Our ability to sell our products and generate revenues depends upon our direct and independent sales forces within the United States and relationships with independent distributors outside the United States. Currently our direct and independent sales forces within the United States consists of approximately 12 employees and 10 independent representatives, respectively. We maintain relationships with approximately 70 independent distributors internationally selling our products into over 100 countries, managed by a team of 5 people. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are entirely dependent on the efforts of these third parties. If any distributor breaches the terms of its distribution agreement with us or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory would be adversely affected.

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

Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued 26 United States patents and 17 foreign patents on the technologies related to our products and processes. We have 12 pending patent applications in the United States and 11 foreign pending patent applications that have been filed. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Patents have a limited lifetime and once a patent expires competition may increase.

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

Our products may be misused, which could harm our reputation and our business.

We market and sell out products for use by highly skilled physicians with specialized training and experience in the treatment of eye-related disorders.  We, and our distributors, generally offer but do not require purchasers or operators of our products to attend training sessions, nor do we supervise the procedures performed with our products.  The physicians who operate our products are responsible for their use and the treatment regime for each individual patient.  In addition, non-physicians, particularly in countries outside of the United States, or poorly trained or inexperienced physicians may make use of our products.  Our efforts to market our MicroPulse systems as a Fovea-friendly alternative to traditional CW systems or alternative treatment methods may increase the risk that our products will be misused.  The lack of training and the purchase and use of our products by non-physicians or poorly trained or inexperienced physicians may result in product misuse and adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation, or otherwise cause our business to suffer.

Inability of customers obtaining credit or material increases in interest rates may harm our sales.

Some of our products are sold to health care providers in general practice. Many of these health care providers purchase our products with funds they secure through various financing arrangements with third-party financial institutions, including credit facilities and short-term loans. If availability of credit becomes more limited, or interest rates increase, these financing arrangements may be harder to obtain or more expensive to our customers, which may decrease demand for our products. Any reduction in the sales of our products would cause our business to suffer.

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

We are subject to federal, state and foreign laws governing our business practices which, if violated, could result in substantial penalties. Additionally, challenges to or investigation into our practices could cause adverse publicity and be costly to respond to and thus could harm our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act requires us to track and disclose the source of certain metals used in manufacturing which may stem from minerals (so called “conflict minerals”) which originate in the Democratic Republic of the Congo or adjoining regions. These metals include tantalum, tin, gold and tungsten. These metals are central to the technology industry and are present in some of our products as component parts. In most cases no acceptable alternative material exists which has the necessary properties. It is not possible to determine the source of the metals by analysis but instead a good faith description of the source of the intermediate components and raw materials must be obtained. The components which incorporate those metals may originate from many sources and we purchase fabricated products from manufacturers who may have a long and difficult-to-trace supply chain. As the spot price of these materials varies, producers of the metal intermediates can be expected to change the mix of sources used, and components and assemblies which we buy may have a mix of sources as their origin. We are required to carry out a diligent effort to determine and disclose the source of these materials. There can be no assurance we can obtain this information from intermediate producers who are unwilling or unable to provide this information or further identify their sources of supply or to notify us if these sources change. These metals are subject to price fluctuations and shortages which can affect our ability to obtain the manufactured materials we rely on at favorable terms or from consistent sources. These changes could have an adverse impact on our ability to manufacture and market our devices and products.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease 37,000 square feet of space in Mountain View, California and our lease expires in February 2015. This facility is being substantially utilized for all of our manufacturing, research and development efforts and also serves as our corporate headquarters.

Management believes that these facilities are adequate for our current needs and that suitable additional space or an alternative space would be available as needed in the future on commercially reasonable terms.

Item 3. Legal Proceedings

From time to time, we may be involved in legal proceedings arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

	High	Low
Fiscal 2013
Fourth Quarter	$10.74	$5.80
Third Quarter	$6.58	$5.30
Second Quarter	$6.57	$4.01
First Quarter	$5.00	$3.76
Fiscal 2012
Fourth Quarter	$4.09	$3.54
Third Quarter	$4.09	$3.07
Second Quarter	$4.49	$3.12
First Quarter	$4.50	$3.61

On March 11, 2014 the closing price on the NASDAQ Global Market for our common stock was $9.43 per share. As of March 11, 2014, there were approximately 53 holders of record (not in street name) of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of our stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended December 28, 2013.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
09/29/13 to 11/02/13	38,488	$6.03	38,488	2,574,065
11/03/13 to 11/30/13	—	$—	—	2,574,065
12/01/13 to 12/28/13	—	$—	—	2,574,065
Total	38,488	$6.03	38,488	2,574,065
(1)

On February 28, 2013, the Board of Directors announced a $3.0 million stock repurchase program expiring in February 2014. The above table reflects the repurchase of shares of our common stock in the open market or privately negotiated transactions in accordance with the stock repurchase program during the fourth quarter 2013. As of December 28, 2013, the Company has repurchased 75,025 shares for $425,935 under this program. Each repurchase was financed by available cash balances and cash from operations. On February 27, 2014, the Board of Directors approved the extension of the plan for an additional year and approximately $2.6 million remains available for stock repurchases. All Company stock repurchases during fiscal 2013 were made in accordance with this repurchase program.

(2)	Average price paid per share of common stock repurchased represents the execution price, including commissions paid to brokers.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

IRIDEX Corporation is a leading worldwide provider of therapeutic based laser consoles, delivery devices and consumable instrumentation used to treat sight-threatening eye diseases in ophthalmology. In February 2012, we sold our aesthetics business to Cutera, Inc. We view this as a significant step forward in our strategy because it allows us to focus solely on our ophthalmology business which is our core strength. Management believes that this path affords the Company with the best opportunity for long term profitable growth. In accordance with US GAAP we have disclosed the financial results from our aesthetics business as discontinued operations. This discussion and analysis will focus primarily on our ophthalmology business because this is our continuing business and therefore provides more relevant and comparable information to the reader of our financial statements both on a retrospective and prospective basis. Our ophthalmology products are sold in the United States predominantly through a direct sales force and internationally through approximately 70 independent distributors into over 100 countries.

We manage and evaluate our business in one segment - ophthalmology. We break down this segment by geography—Domestic (U.S.) and International (the rest of the world). In addition, we review trends by laser system sales (consoles and durable delivery devices) and recurring sales (single use consumable laser probes and other associated instrumentation (“consumables”), service and support).

Our ophthalmology revenues arise primarily from the sale of our IQ and OcuLight laser systems, consumables, service and support activities. Our current family of IQ products includes IQ 532, IQ 577 and IQ 810 laser photocoagulation systems and our OcuLight products include OcuLight TX, OcuLight Symphony (“Laser Delivery System”), OcuLight SL, OcuLight SLx, OcuLight GL and OcuLight GLx laser photocoagulation systems. Certain of our laser systems are capable of performing traditional continuous wavelength photocoagulation and our patented Fovea-Friendly MicroPulse laser photocoagulation. Towards the end of 2012, we introduced the TxCell Scanning Laser Delivery System which saves significant time in a variety of laser photocoagulation procedures in allowing physicians to deliver the laser in a multi-spot scanning mode, a more efficient method for these procedures than the traditional single spot mode. Our current family of laser probes includes a wide variety of products in 20, 23 and 25 gauge for vitreoretinal surgery and glaucoma surgery.

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

Results of Operations - 2013, 2012 and 2011

Our fiscal year ends on the Saturday closest to December 31. Fiscal 2013 ended on December 28, 2013, fiscal 2012 ended on December 29, 2012, and fiscal 2011 ended on December 31, 2011. Fiscal years 2013, 2012 and 2011 each included 52 weeks of operations.

The following table sets forth certain data from continuing operations as a percentage of revenue from continuing operations for the periods indicated.

	Percentage of Revenue
	Years Ended
	FY 2013 Dec 28, 2013	FY 2012 Dec 29, 2012	FY 2011 Dec 31, 2011
Revenues:
Total revenues	100.0%	100.0%	100.0%
Cost of revenues	51.4	51.7	50.9
Gross margin	48.6	48.3	49.1
Operating expenses:
Research and development	9.6	13.0	11.8
Sales and marketing	20.2	23.3	22.4
General and administrative	13.1	14.5	12.8
Proceeds from demutualization of insurance carrier	(1.2)	—	—
Legal settlement, net of expenses	—	—	(3.8)
Total operating expense	41.7	50.8	43.2
Income (loss) from continuing operations	6.9	(2.5)	5.9
Legal settlement	—	2.3	2.4
Interest and other expense, net	(1.0)	(0.6)	(0.9)
Income (loss) from continuing operations before income taxes	5.9	(0.8)	7.4
Provision for (benefit from) income taxes	0.1	(0.3)	0.9
Income (loss) from continuing operations, net of tax	5.8	(0.5)	6.5
Income (loss) from discontinued operations, net of tax	—	(0.8)	1.4
Gain on sale of discontinued operations, net of tax	—	5.5	—
Income from discontinued operations, net of tax	—	4.7	1.4
Net income	5.8%	4.2%	7.9%

Comparison of 2013 and 2012

Revenues.

Our total revenues increased $4.4 million or 13.0% from $33.9 million in 2012 to $38.3 million in 2013, as a result of increases in both system sales and in our recurring revenues. The increase in system sales was due to an increase in sales of our IQ lasers that features MicroPulse, both domestic and international. The increase in recurring revenues was attributable to the inclusion of sales generated by the independent sales force resulting from the Peregrine distribution and supply agreement, as well as an increase in sales of our licensed GreenTip product by our distribution partner, Alcon, Inc. (“Alcon”). OEM sales are expected to cease shortly as our OEM partner, Bausch & Lomb, Incorporated (“B&L”), has discontinued selling this product.

(in millions)	FY 2013	FY 2012	Change in $	Change in %
Systems - domestic	$8.4	$7.1	$1.3	18.3%
Systems - international	10.9	9.4	1.5	16.0%
Recurring revenues	18.7	17.1	1.6	9.4%
OEM	0.3	0.3	—	—
Total revenues	$38.3	$33.9	$4.4	13.0%

Gross Profit.

Gross profit was $18.6 million in 2013 compared with $16.3 million in 2012, an increase of $2.2 million or 13.7%. The increase in gross profit was primarily due to the increase in revenues. Gross margin as a percent of revenue was 48.6% compared with 48.3%, an increase of 0.3% due to overhead efficiencies and cost reductions, which were partly offset by a change in product mix.

Gross margins as a percentage of revenues are expected to continue to fluctuate due to changes in the relative proportions of domestic and international sales, the product mix of sales, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and a variety of other factors. See Item 1A. “Risk Factors - Factors That May Affect Future Results - ‘Our operating results may fluctuate from quarter to quarter and year to year.”

Research and Development.

R&D expenses decreased $0.7 million or 16.0% from $4.4 million in 2012 to $3.7 million in 2013. The decrease in spending was primarily attributable to a decrease in headcount and associated costs. Additionally, project development materials decreased as a result of units being released to production. We anticipate an increase in the spending level in R&D in support of new products and certain product cost reduction programs we are initiating going forward.

Sales and Marketing.

Sales and marketing expenses decreased $0.2 million or 2.2%, from $7.9 million in 2012 to $7.7 in 2013. Marketing expenditures decreased $0.6 million due to reduced headcount and program spending as we transitioned from traditional marketing programs to online digital marketing programs, these savings were, partly offset by costs associated with the expansion of our independent sales force resulting from the Peregrine agreement and increased commissions associated with increased revenues.

General and Administrative.

General and administrative expenses increased $0.1 million or 2.0%, from $4.9 million in 2012 to $5.0 million in 2013. The 2012 expenses included $0.7 million in severance and related costs. Excluding these costs, the increase of $0.8 million was primarily attributable to the introduction of the Medical Device Tax introduced in connection with the Patient Protection and Affordable Care Act in 2013, which cost us $0.3 million for the year and an increase in compensation charges of $0.4 million for the year.

Proceeds from Demutualization of Insurance Carrier.

In January 2013, we received $0.5 million as a result of the demutualization of our product and liability insurance carrier.

Other Income (expense).

The legal settlement relates to payments received from Synergetics, Inc. associated with a 2007 settlement of legal claims for patent infringement. The $0.8 million received in 2012 represented the final payment.

Interest and other expense, net consisted primarily of expense recorded for the fair value re-measurement of the contingent earn-out liabilities incurred as a result of the Company’s recent acquisitions and was $0.4 million in 2013 and $0.2 million in 2012.

Income Taxes.

We recorded a provision for income taxes of $31 thousand for the year ended December 28, 2013 compared to a benefit for income taxes of $0.1 million for the year ended December 29, 2012. Our effective tax rate on continued operations for the year ended December 28, 2013 was 1.4% compared to an effective tax rate of 37% for the year ended December 29, 2012.  Our effective tax rate decreased due mainly to the change from 2012 pretax loss from continuing operations of $0.3 million to 2013 pretax income from continuing operations of $2.3 million.  Our tax rate is benefiting from a decrease in the valuation allowance we currently have booked against our deferred tax asset and benefiting from a deduction under Section 199 of the Internal Revenue Code of 1986, as amended (“IRC”). Ultimately, assuming we remain profitable, the entire valuation allowance will be released and our tax rate will return to more normal levels. At the end of 2013, the valuation allowance totaled $10.0 million.

Comparison of 2012 and 2011

Revenues.

Total revenues from continuing operations in 2012 were $33.9 million compared with $33.2 million in 2011, an increase of $0.7 million or 2.1%. The increase was due primarily to our recurring revenues which improved as a result of the onset of revenues from the licensing and distribution agreement with Alcon. Our ophthalmology system revenues remained consistent period to period.  Our OEM revenue continued to decline as anticipated because this revenue is generated from a product that is now in its end of life phase.

(in millions)	FY 2012	FY 2011	Change in $	Change in %
Systems - domestic	$7.1	$7.2	$(0.1)	(1.4)%
Systems - international	9.4	9.3	0.1	1.1%
Recurring revenues	17.1	16.2	0.9	5.6%
OEM	0.3	0.5	(0.2)	(40.0)%
Total revenues	$33.9	$33.2	$0.7	2.1%

Gross Profit.

Gross profit remained level at $16.3 million in 2012 even though revenues increased as a result of a decrease in gross margin to 48.3% in 2012, from 49.1% in 2011. The reduction in gross margin was primarily attributable to increased manufacturing and service costs.

Research and Development.

Research and development expenses increased $0.5 million or 12.1%, from $3.9 million in 2011 to $4.4 million in 2012. The increase is attributable to increases in headcount and project material costs incurred in engineering development projects, and patent expenses as the Company continued to focus on new product introductions.

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

Legal Settlement and Other Expense, Net.

The Company received the final annual installment of $0.8 million from the settlement with Synergetics of legal claims related to patent infringement which was consistent with the amount received in 2011. During 2012, the remeasurement on the fair value of the earn-out liability from prior acquisitions resulted in an expense of $0.2 million.

Income Taxes.

We recorded a benefit for income taxes on continuing operations of $0.1 million and an effective tax rate of 37% for fiscal year 2012 compared to a provision for income taxes of $0.3 million and an effective tax rate of 12% for fiscal year 2011. Our tax rate is benefiting from a reduction in the valuation allowance we currently have booked against our deferred tax asset.

Liquidity and Capital Resources

Comparison of 2013 and 2012

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of December 28, 2013, we had cash and cash equivalents of $13.4 million, no debt and working capital of $24.6 million compared to cash and cash equivalents of $11.9 million, no debt and working capital of $20.7 million as of December 29, 2012.

The increase in cash and cash equivalents for the year ended December 28, 2013 was generated primarily by income from continuing operations of $2.2 million, the add back of non-cash items of $1.6 million, partially offset by changes in working capital by $3.1 million. We used $0.4 million on capital expenditures and $0.4 million on paying the contingent earn-out liability arising from our acquisitions of RetinaLabs and Ocunetics. Exercises of stock options generated $1.5 million and we spent $0.4 million to purchase stock under our stock repurchase program, and we received $0.5 million in cash from the release of funds held in escrow related to our 2012 sale of the aesthetics business. See Item 2, Unregistered Sales of Equity Securities and Use of Proceeds in Part II, Other Information, for additional information.

Management is of the opinion that the Company’s current cash and cash equivalents together with our ability to generate cash flows from operations provide sufficient liquidity to operate for the next 12 months.

Comparison of 2012 and 2011

During 2012, net cash used in continuing operating activities was $1.1 million. The use of cash resulted primarily from a net loss from continuing operations of $0.2 million plus changes in working capital consuming an additional $2.0 million partially offset by certain non-cash items of $1.1 million. This compares to net cash provided by continuing operating activities in 2011 of $2.3 million which was generated from net income from continuing operations of $2.1 million the add back of non-cash items of $1.2 million less changes in working capital of $1.0 million.

As of December 29, 2012, we had cash and cash equivalents of $11.9 million, no debt outstanding and working capital of $20.7 million compared to cash and cash equivalents of $10.8 million, no debt and working capital of $20.6 million as of December 31, 2011.

Contractual Payment Obligations

As of December 28, 2013, our contractual payment obligations that were fixed and determinable to third parties for non-cancelable operating leases, contract manufacturers and other purchase commitments were as follows (in thousands):

	Payments Due by Period
	Total	<1 year	1-3 years	3-5 years
Operating leases payments	$1,198	$866	$318	$14
Commitments to contract manufacturers and suppliers	3,053	1,178	1,500	375
Total contractual cash obligations	$4,251	$2,044	$1,818	$389

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

Discontinued Operations.

Discontinued operations are accounted for and presented in accordance with Accounting Standards Codification (“ASC”) 360, Impairment or Disposal of Long-Lived Assets (“ASC 360”). When a qualifying component of the Company is disposed of or has been classified as held for sale, the operating results of that component are removed from continuing operations for all periods presented and displayed as discontinued operations if: (a) elimination of the component’s operations and cash flows from the Company’s ongoing operations has occurred (or will occur) and (b) significant continuing involvement by the Company in the component’s operations does not exist after the disposal transaction.

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

In international regions, we utilize distributors to market and sell our products. We recognize revenue upon shipment for sales to these independent, third-party distributors as we have no continuing obligations subsequent to shipment. Generally our distributors are responsible for all marketing, sales, installation, training and warranty labor coverage for our products. Our standard terms and conditions do not provide price protection or stock returns rights to any of our distributors.

Royalty revenues are typically based on licensees’ net sales of products that utilize our technology and are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured and collectibility is reasonably assured, such as upon the earlier of the receipt of a royalty statement from the licensee or upon payment by the licensee.

Inventories.

Inventories are stated at the lower of cost or market and include on-hand inventory physically held at the Company’s facility, sales demo inventory and service loaner inventory. Cost is determined on a standard cost basis which approximates actual cost on a first-in, first-out (“FIFO”) method. Lower of cost or market is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolete or impaired inventory and are charged to cost of revenues. Once the cost of the inventory is reduced, a new lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Factors influencing these adjustments include changes in demand, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. Revisions to these adjustments would be required if these factors differ from our estimates.

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

Warranty.

We provide reserves for the estimated cost of product warranties at the time revenue is recognized based on historical experience of known product failure rates and expected material and labor costs to provide warranty services. We generally provide a two-year warranty on our products. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Alternatively, if estimates are determined to be greater than the actual amounts necessary, we may reverse a portion of such provisions in future periods. Actual warranty costs incurred have not materially differed from those accrued. Our warranty policy is applicable to products which are considered defective in their performance or fail to meet the product specifications. Warranty costs are reflected in the consolidated statements of operations as cost of revenues.

Income Taxes.

We account for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We evaluate annually the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. In 2013 and 2012, we have recorded a full valuation allowance for our deferred tax assets based on our historical loss and the uncertainty regarding our ability to project future taxable income. In future periods if we are able to generate income we may reduce or eliminate the valuation allowance.

On September 13, 2013, the Internal Revenue Service (“IRS”) and Treasury Department released final regulations under Sections 162(a) and 263(a) of the IRC on the deduction and capitalization of expenditures related to tangible personal property (the final repair regulations). The entirety of the final repair regulations apply to the Company’s 2014 tax year. Application of these regulations is not expected to have a material impact on the Company’s consolidated financial statements.

Accounting for Uncertainty in Income Taxes.

We account for uncertain tax positions in accordance with ASC 740.  ASC 740 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. In accordance with our accounting policy, we recognize accrued interests and penalties related to unrecognized tax benefits as a component of income tax expense.

Accounting for Stock-Based Compensation.

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”) which establishes accounting for share-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s service period. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award.

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

Recently Issued and Adopted Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“AOCI”), which aims to improve the reporting of reclassifications out of AOCI. This update requires an entity to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount being reclassified is required under US GAAP to be reclassified in its entirety to net income. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under US GAAP that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted this standard in the first quarter of fiscal year 2013. The adoption of this standard did not have a material effect on our consolidated financial position, results of operations, or cash flows.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). This standard requires an entity to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists, with limited exceptions. This standard is effective for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years. Since ASU 2013-11 only impacts financial statement disclosure requirements for unrealized tax benefits, the Company does not expect its adoption to have an impact on the Company’s financial position or results of operations.

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

Item 8. Financial Statements and Supplementary Data.

Our consolidated balance sheets as of December 28, 2013 and December 29, 2012 and the consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of our fiscal years 2013, 2012 and 2011 together with the related notes and the report of our independent registered public accounting firm, are on the following pages. Additional required financial information is described in Item 15.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of IRIDEX Corporation

We have audited the accompanying consolidated balance sheets of IRIDEX Corporation (the “Company”) as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IRIDEX Corporation as of December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc

San Jose, California

March 27, 2014

IRIDEX Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	FY 2013 December 28, 2013	FY 2012 December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$13,444	$11,901
Accounts receivable, net of allowance for doubtful accounts of $207 in 2013 and $146 in 2012	7,345	5,480
Inventories	10,605	8,035
Prepaid expenses and other current assets	576	1,129
Current assets of discontinued operations	—	510
Total current assets	31,970	27,055
Property and equipment, net	543	483
Other intangible assets, net	328	554
Goodwill	533	533
Other long-term assets	303	287
Total assets	$33,677	$28,912
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,278	$2,105
Accrued compensation	1,891	1,563
Accrued expenses	1,592	1,242
Accrued warranty	468	453
Deferred revenue	1,133	1,004
Total current liabilities	7,362	6,367
Long-term liabilities:
Other long-term liabilities	461	640
Total liabilities	7,823	7,007
Commitments and contingencies (Note 10)
Stockholders’ equity:
Convertible preferred stock, $0.01 par value:
Authorized: 2,000,000 shares;
Issued and outstanding: 0 and 500,000 shares in 2013 and 2012, respectively; Liquidation preference of $5,000 in 2012	—	5
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding: 9,899,483 shares in 2013 and 8,452,971 shares in 2012	104	94
Additional paid-in capital	40,671	38,958
Accumulated deficit	(14,921)	(17,152)
Total stockholders’ equity	25,854	21,905
Total liabilities and stockholders’ equity	$33,677	$28,912

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	FY 2013 Year Ended December 28, 2013	FY 2012 Year Ended December 29, 2012	FY 2011 Year Ended December 31, 2011
Total revenues	$38,273	$33,859	$33,159
Cost of revenues	19,686	17,513	16,869
Gross profit	18,587	16,346	16,290
Operating expenses:
Research and development	3,684	4,385	3,913
Sales and marketing	7,720	7,895	7,458
General and administrative	5,023	4,926	4,259
Proceeds from demutualization of insurance carrier	(473)	—	—
Legal settlement, net of expenses	—	—	(1,274)
Total operating expenses	15,954	17,206	14,356
Income (loss) from continuing operations	2,633	(860)	1,934
Legal settlement	—	800	800
Interest and other expense, net	(371)	(210)	(296)
Income (loss) from continuing operations before provision (benefit from) income taxes	2,262	(270)	2,438
Provision for (benefit from) income taxes	31	(100)	297
Income (loss) from continuing operations, net of tax	2,231	(170)	2,141
Income (loss) from discontinued operations, net of tax	—	(264)	469
Gain on sale of discontinued operations, net of tax	—	1,872	—
Income from discontinued operations, net of tax	—	1,608	469
Net income	$2,231	$1,438	$2,610
Net income (loss) per share:
Basic -
Continuing operations	$0.24	$(0.02)	$0.24
Discontinued operations	0.00	0.18	0.05
Net income	$0.24	$0.16	$0.29
Diluted -
Continuing operations	$0.22	$(0.02)	$0.21
Discontinued operations	0.00	0.18	0.05
Net income	$0.22	$0.16	$0.26
Weighted average shares used in computing net income per common share - basic	9,245	8,935	8,958
Weighted average shares used in computing net income per common share - diluted	10,104	8,935	10,225

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	FY 2013 Year Ended December 28, 2013	FY 2012 Year Ended December 29, 2012	FY 2011 Year Ended December 31, 2011
Net income	$2,231	$1,438	$2,610
Other comprehensive income, net of tax:
Recognition of accumulated foreign currency translation loss	—	35	170
Other comprehensive income, net of tax	—	35	170
Comprehensive income	$2,231	$1,473	$2,780

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Total
FY 2010: Balances, January 1, 2011	500,000	$5	8,986,418	$89	$41,168	$(430)	$(205)	$(21,200)	$19,427
Issuance of common stock under stock option plan			99,291	1	320				321
Employee stock-based compensation expense					544				544
Tax effect of stock compensation expense					2				2
Foreign currency translation adjustments							170		170
Issuance of common stock in connection with RetinaLabs acquisition				2	(2)				—
Stock repurchase			(167,885)			(648)			(648)
Net income								2,610	2,610
FY 2011: Balances, December 31, 2011	500,000	5	8,917,824	92	42,032	(1,078)	(35)	(18,590)	22,426
Issuance of common stock under stock option plan			174,631	2	443				445
Employee stock-based compensation expense					396				396
Release of restricted stock and escrow shares			36,815
Stock repurchase			(188,799)			(734)			(734)
Stock repurchased from tender offer			(487,500)		(2,101)				(2,101)
Retirement of treasury stock					(1,812)	1,812			—
Foreign currency translation adjustments							35		35
Net income								1,438	1,438
FY 2012: Balances, December 29, 2012	500,000	5	8,452,971	94	38,958	—	—	(17,152)	21,905
Issuance of common stock under stock option plan			493,622	5	1,490				1,495
Employee stock-based compensation expense					689				689
Release of restricted stock and escrow shares			27,915						—
Stock repurchase			(75,025)		(426)				(426)
Stock repurchased from tender offer					(40)				(40)
Preferred stock conversion to common stock	(500,000)	(5)	1,000,000	5					—
Net income								2,231	2,231
FY 2013: Balances, December 28, 2013	—	$—	9,899,483	$104	$40,671	$—	$—	$(14,921)	$25,854

The accompanying notes are an integral part of these consolidated financial statements.

TIRIDEX Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	FY 2013 Year Ended December 28, 2013	FY 2012 Year Ended December 29, 2012	FY 2011 Year Ended December 31, 2011
Operating activities:
Net income	$2,231	$1,438	$2,610
Less income from discontinued operations	—	1,608	469
Income (loss) from continuing operations	2,231	(170)	2,141
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	490	427	410
Change in fair value of earn-out liability	355	215	280
Stock-based compensation cost recognized	689	388	478
Tax effect of stock compensation expense	—	—	2
Provision for doubtful accounts	61	33	(12)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(1,926)	38	(82)
Inventories	(2,514)	(1,376)	(1,027)
Prepaid expenses and other current assets	553	(665)	(75)
Other long-term assets	(16)	(88)	7
Accounts payable	173	525	66
Accrued compensation	328	383	(209)
Accrued expenses	171	(756)	285
Accrued warranty	15	(103)	(51)
Deferred revenue	129	(10)	12
Other long-term liabilities	28	21	26
Net cash provided (used in) by operating activities	767	(1,138)	2,251
Investing activities:
Acquisition of property and equipment	(380)	(394)	(203)
Cash paid in business combination	—	—	(75)
Payment on earn-out liability	(383)	(328)	—
Net cash used in investing activities	(763)	(722)	(278)
Cash flows from financing activities:
Proceeds from stock option exercises	1,495	445	321
Repurchase of common stock	(426)	(2,835)	(648)
Payment of legal costs in connection with tender offer	(40)	—	—
Net cash provided by (used in) financing activities	1,029	(2,390)	(327)
Net cash provided by operating activities from discontinued operations	—	695	797
Net cash provided by investing activities from discontinued operations	510	4,632	—
Effect of foreign exchange rate changes from discontinued operations	—	35	(1)
Net cash provided by discontinued operations	510	5,362	796
Net increase in cash and cash equivalents	1,543	1,112	2,442
Cash and cash equivalents, beginning of year	11,901	10,789	8,347
Cash and cash equivalents, end of year	$13,444	$11,901	$10,789
Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Income taxes	$(536)	$(145)	$522
Interest paid	$—	$—	$1
Supplemental disclosure of non-cash activities:
Contingent consideration – earn-out liability	$—	$—	$105
Conversion of preferred stock to common stock	$5	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

Notes to Consolidated Financial Statements

1. Organization

Description of Business.

IRIDEX Corporation (“IRIDEX”, the “Company”, “we”, “us”, or “our”) is a leading worldwide provider of therapeutic based laser systems, delivery devices and consumable instrumentation used to treat sight-threatening eye diseases in ophthalmology. Our ophthalmology products are sold in the United States (“U.S.”) predominantly through a direct sales force, and an independent sales force, and internationally through approximately 70 independent distributors in over 100 countries. In February 2012, we completed the sale of our aesthetics business to Cutera, Inc. and reclassified the aesthetics business segment as discontinued operations.

2. Summary of Significant Accounting Policies

Financial Statement Presentation.

The consolidated financial statements include the accounts of IRIDEX and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Our fiscal year always ends on the Saturday closest to December 31. Fiscal 2013 ended on December 28, 2013, fiscal 2012 ended on December 29, 2012, and fiscal 2011 ended on December 31, 2011. Each fiscal year consisted of 52 weeks of operations.

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

Discontinued Operations.

Discontinued operations are accounted for and presented in accordance with Accounting Standards Codification (“ASC”) 360, Impairment or Disposal of Long-Lived Assets, (“ASC 360”). When a qualifying component of the Company is disposed of or has been classified as held for sale, the operating results of that component are removed from continuing operations for all periods presented and displayed as discontinued operations if: (a) elimination of the component’s operations and cash flows from the Company’s ongoing operations has occurred (or will occur) and (b) significant continuing involvement by the Company in the component’s operations does not exist after the disposal transaction.

On December 30, 2011, we entered into an agreement to sell our aesthetics business to Cutera, Inc. The operating results of our aesthetics business were therefore classified as discontinued operations, and the associated assets and liabilities were classified as discontinued operations for all periods presented under the requirements of ASC 360. The sale of the aesthetics business was completed on February 2, 2012.

	FY 2013 Year Ended	FY 2012 Year Ended	FY 2011 Year Ended
(in thousands)	December 28, 2013	December 29, 2012	December 31, 2011
Total revenues	$—	$1,630	$10,840
Income (loss) from discontinued operations	$—	$(325)	$653
Gain on sales of aesthetics business	$—	$1,149	$—
Income from discontinued operations, before income taxes	$—	$824	$653
Income tax (benefit) expense	$—	$(784)	$184
Income from discontinued operations, net of tax	$—	$1,608	$469

Current assets of discontinued operations as of December 29, 2012 comprised of restricted cash in the amount of $510 thousand. In accordance with the terms of the sale of the aesthetics segment to Cutera, Inc., 10% of the total purchase price was deposited and held in an escrow account for a period of twelve months from the date of closing and was available to resolve certain claims by Cutera, Inc., if any, against which the Company had indemnified Cutera, Inc. There had been no claims made by Cutera, Inc. and in May 2013, the cash held in the escrow account was released to the Company.

Cash and Cash Equivalents.

We consider all highly liquid debt instruments with insignificant interest rate risk and an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist primarily of cash deposits in money market funds that are available for withdrawal without restriction.

Sales Returns Allowance and Allowance for Doubtful Accounts.

The Company estimates future product returns related to current period product revenue. We analyze historical returns, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowance. Significant management judgment and estimates must be made and used in connection with establishing the sales returns allowance in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. Our provision for sales returns is recorded net of the associated costs. The balance for the provision of sales returns was $33 thousand and $53 thousand as of December 28, 2013 and December 29, 2012, respectively, and is recorded within the deferred revenue accounts in the balance sheet.

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

Inventories.

Inventories are stated at the lower of cost or market and include on-hand inventory physically held at the Company’s facility, sales demo inventory and service loaner inventory. Cost is determined on a standard cost basis which approximates actual cost on a first-in, first-out (“FIFO”) method. Lower of cost or market is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory and are charged to cost of revenues. Once the cost of the inventory is reduced, a new lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Factors influencing these adjustments include changes in demand, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. Revisions to these adjustments would be required if these factors differ from our estimates.

As part of our normal business, we generally utilize various finished goods inventory as either sales demos to facilitate the sale of our products to prospective customers, or as loaners that we allow our existing customers to use while we repair their products. The Company is amortizing these demos and loaners over an estimated useful life of four years. The amortization of the demos is charged to sales expense while the amortization on the loaners is charged to cost of revenues. The gross value of demos and loaners was $1.6 million and $1.4 million and the accumulated amortization was $601 thousand and $603 thousand as of December 28, 2013 and December 29, 2012, respectively. The net book value of demos and loaners is charged to cost of revenues when such demos or loaners are sold.

Property and Equipment.

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated on a straight–line basis over the estimated useful lives of the assets, which is generally three years. Leasehold improvements are amortized over the lesser of their estimated useful lives or the lease term. Repairs and maintenance costs are expensed as incurred.

Valuation of Goodwill and Intangible Assets.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. If, after assessing the totality of circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the two-step impairment test. It does not require an entity to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value. However, an entity also has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test during the second quarter of 2013 and determined that its goodwill was not impaired. As of December 28, 2013, the Company had not identified any factors that indicated there was an impairment of its goodwill and determined that no additional impairment analysis was then required.

Intangible assets with definite lives are amortized over the useful life of the asset. We review our amortizing intangible assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future non-discounted net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. In such circumstances, the Company conducts an impairment analysis in accordance with the Impairment or Disposal of Long-Lived Assets Section of ASC 360, Property, Plant and Equipment. See Note 8 – Intangible Assets.

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

In international regions, we utilize distributors to market and sell our products. We recognize revenue upon shipment for sales to these independent, third-party distributors as we have no continuing obligations subsequent to shipment. Generally our distributors are responsible for all marketing, sales, installation, training and warranty labor coverage for our products. Our standard terms and conditions do not provide price protection or stock return rights to any of our distributors.

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

Taxes Collected from Customers and Remitted to Governmental Authorities.

Taxes collected from customers and remitted to governmental authorities are recognized on a net basis in the accompanying consolidated statements of operations as well as accrued expenses to the degree which is appropriate.

Deferred Revenue.

Revenue related to service contracts is deferred and recognized on a straight line basis over the period of the applicable service period. Costs associated with these service arrangements are recognized as incurred. A reconciliation of the changes in the Company’s deferred revenue balances for the years ended December 28, 2013 and December 29, 2012 are as follows (in thousands):

FY 2011: Balance, December 31, 2011	$1,014
Additions to deferral	1,131
Revenue recognized	(1,141)
FY 2012: Balance, December 29, 2012	1,004
Additions to deferral	1,383
Revenue recognized	(1,254)
FY 2013: Balance, December 28, 2013	$1,133

Warranty.

We provide reserves for the estimated cost of product warranties at the time revenue is recognized based on historical experience of known product failure rates and expected material and labor costs to provide warranty services. We generally provide a two-year warranty on our products. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Alternatively, if estimates are determined to be greater than the actual amounts necessary, we may reverse a portion of such provisions in future periods. Warranty costs are reflected in the consolidated statements of operations as costs of revenues. A reconciliation of the changes in the Company’s warranty liability for the years ended December 28, 2013 and December 29, 2012 are as follows (in thousands):

FY 2011: Balance, December 31, 2011	$556
Accruals for product warranties	173
Cost of warranty claims	(276)
FY 2012: Balance, December 29, 2012	453
Accruals for product warranties	213
Cost of warranty claims	(198)
FY 2013: Balance, December 28, 2013	$468

Shipping and Handling Costs.

Our shipping and handling costs billed to customers are included in revenues and the associated expense is recorded in cost of revenues for all periods presented. Shipping and handling costs amounted to $0.3 million for each of the fiscal years 2013, 2012 and 2011.

Research and Development.

Research and development expenditures are charged to operations as incurred.

Advertising.

Advertising and promotion costs are expensed as they are incurred; such costs were approximately $0.1 million in 2013, $0.2 million in 2012, and $0.3 million in 2011 and are included in sales and marketing expenses in the accompanying consolidated statements of operations.

Income Taxes.

We account for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We evaluate annually the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. In 2013 and 2012, we have recorded a full valuation allowance for our deferred tax assets based on our historical loss and the uncertainty regarding our ability to project future taxable income. In future periods if we are able to generate income we may reduce or eliminate the valuation allowance.

On September 13, 2013, the IRS and Treasury Department released final regulations under Sections 162(a) and 263(a) of the IRC on the deduction and capitalization of expenditures related to tangible personal property (the final repair regulations). The entirety of the final repair regulations apply to the Company’s 2014 tax year. Application of these regulations is not expected to have a material impact on the Company’s consolidated financial statements.

Accounting for Uncertainty in Income Taxes.

We account for uncertain tax positions in accordance with ASC 740.  ASC 740 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. In accordance with our accounting policy, we recognize accrued interests and penalties related to unrecognized tax benefits as a component of income tax.

Accounting for Stock-Based Compensation.

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”) which establishes accounting for stock-based awards exchanged for employee services. Accordingly, share-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s service period. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award.

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

The Company markets its products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of our customers and maintains an allowance for potential credit losses. Historically, the Company has not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the years ended December 28, 2013, December 29, 2012, and December 31, 2011, no single customer accounted for greater than 10% of total sales. No single customer accounted for more than 10% of our net accounts receivable balance as of December 28, 2013 and December 29, 2012.

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

Net Income per Share.

Net income per share is computed in accordance with ASC 260, Earnings per Share. Basic net income per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents consist of incremental common shares issuable upon the exercise of stock options, release (vesting) of restricted stock units and awards, and the conversion of Series A Preferred Stock into common stock and are calculated under the treasury stock method. Common stock equivalent shares from unexercised stock options and the conversion of Series A Preferred Stock are excluded from the computation for periods in which the Company incurs a loss from continuing operations as their effect is anti-dilutive or if the exercise price of such options is greater than the average market price of the stock for the period. See Note 15 - Computation of Basic and Diluted Net Income (Loss) Per Common Share.

Recently Issued and Adopted Accounting Standards.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“AOCI”), which aims to improve the reporting of reclassifications out of AOCI. This update requires an entity to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount being reclassified is required under US GAAP to be reclassified in its entirety to net income. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under US GAAP that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted this standard in the first quarter of fiscal year 2013. The adoption of this standard did not have a material effect on our consolidated financial position, results of operations, or cash flows.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). This standard requires an entity to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists, with limited exceptions. This standard is effective for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years. Since ASU 2013-11 only impacts financial statement disclosure requirements for unrealized tax benefits, the Company does not expect its adoption to have an impact on the Company’s financial position or results of operations.

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

4. Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

—	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.
—

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

—

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of December 28, 2013 and December 29, 2012, approximate fair value because of the short maturity of these instruments.

As of December 28, 2013 and December 29, 2012, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

	FY 2013: December 28, 2013				FY 2012: December 29, 2012
	Fair Value Measurements				Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$12,742			$12,742	$10,839			$10,839
Liabilities:
Earn-out liability			$624	$624			$652	$652

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

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of December 28, 2013 and December 29, 2012.

As of December 28, 2013	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Weighted Average (range)
Earn-out liability	$624	Discounted cash	Projected royalties	$1,463
		flow	(in thousands)	(414 – 1,675)
			Discount rate	21.61% (20.52% - 27.00%)

As of December 29, 2012	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Weighted Average (range)
Earn-out liability	$652	Discounted cash	Projected royalties	$1,762
		flow	(in thousands)	(631 – 1,980)
			Discount rate	21.84% (20.85% - 27.00%)

The following table provides a reconciliation of the beginning and ending balances of the contingent consideration – cash (Level 3 liabilities) (in thousands):

Balance as of December 31, 2011	$765
Addition of earn-out related to Ocunetics, Inc. acquisition	(328)
Change in fair value of earn-out liability	215
Balance as of December 29, 2012	652
Payments against earn-out	(383)
Change in fair value of earn-out liability	355
Balance as of December 28, 2013	$624

.

5. Inventories

The components of the Company’s inventories are as follows (in thousands):

	FY 2013 December 28, 2013	FY 2012 December 29, 2012
Raw materials and work in process	$6,898	$5,357
Finished goods	3,707	2,678
Total inventories	$10,605	$8,035

6. Property and Equipment

The components of the Company’s property and equipment are as follows (in thousands):

	FY 2013 December 28, 2013	FY 2012 December 29, 2012
Equipment	$7,065	$6,762
Leasehold improvements	2,299	2,278
Less: accumulated depreciation and amortization	(8,821)	(8,557)
Property and equipment, net	$543	$483

Depreciation expense related to property and equipment was $264 thousand, $236 thousand, and $185 thousand for the fiscal years 2013, 2012 and 2011, respectively.

7. Goodwill

The carrying value of goodwill was $0.5 million as of December 28, 2013 and December 29, 2012.

Goodwill is tested for impairment at least annually or whenever there is a change in circumstances that indicates the carrying value of these assets may be impaired. The determination of whether any potential impairment of goodwill exists is based upon a two-step impairment test performed in accordance with ASC 350, Intangibles - Goodwill and Other. There was no impairment of goodwill recognized during fiscal years 2013, 2012 or 2011.

8. Intangible Assets

The components of the Company’s purchased intangible assets as of December 28, 2013 are as follows (in thousands):

	Useful Lives	FY 2013 Annual Amortization	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Lives Remaining
Customer relations	15 Years	$16	$240	$60	$180	11.4 Years
Patents	Varies	210	720	572	148	Varies
		$226	$960	$632	$328

The components of the Company’s purchased intangible assets as of December 29, 2012 are as follows (in thousands):

	Useful Lives	FY 2012 Annual Amortization	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Lives Remaining
Customer relations	15 Years	$16	$240	$44	$196	12.4 Years
Patents	Varies	175	720	362	358	Varies
		$191	$960	$406	$554

Aggregate amortization expense for the fiscal years 2013 and 2012 were $226 thousand and $191 thousand, respectively. The amortization of Customer Relations was charged to sales and marketing expense and the amortization of Patents was charged to cost of revenues.

Estimated future amortization expense for purchased intangible assets is as follows (in thousands):

Fiscal Year:
2014	$58
2015	52
2016	86
2017	16
2018	16
Thereafter	100
Total	$328

9. Accrued Expenses

The components of the Company’s accrued expenses are as follows (in thousands):

	FY 2013 December 28, 2013	FY 2012 December 29, 2012
Distributor commission	$524	$173
Customer deposits	200	158
Earn-out – short term	184	156
Sales and use tax payable	111	49
Royalties payable	32	32
Other accrued expenses	541	674
Total accrued expenses	$1,592	$1,242

10. Commitments and Contingencies

Lease Agreements.

The Company leases its operating facilities under a non-cancelable operating lease. On December 22, 2009, the lease for the Mountain View, California facility was amended and renewed to lease for an additional six year period beginning March 1, 2010 until February 28, 2015. Rent expense totaled $0.6 million for each of the fiscal years 2013, 2012 and 2011.

Future minimum lease payments under current operating leases at December 28, 2013 are summarized as follows (in thousands):

Fiscal Year	Operating Lease Payments
2014	$866
2015	226
2016	92
2017	14
Total future minimum lease payments	$1,198

Manufacture and Supply Agreement.

In April 2013, the Company entered into a manufacture and supply agreement with Peregrine Surgical Ltd. to manufacture and supply certain components and ophthalmic instrumentation for IRIDEX. Annually, there is a minimum commitment to purchase $750 thousand. In 2013, purchases made under the agreement amounted to $134 thousand. The agreement, which terminates on July 2017, is renewable at the end of the term for successive one year terms.

Future minimum payments for manufacture and supply commitments as of December 28, 2013 are summarized as follows (in thousands):

Fiscal Year	Contract Manufacturing and Supply Commitments
2014	$1,178
2015	750
2016	750
2017	375
Total contract manufacturing and supply commitments	$3,053

License Agreements.

The Company is obligated to pay royalties equivalent to 5% of sales on certain products under certain license agreements with termination dates as early as the end of 2018 and as late as the end of 2021. Royalty expense, charged to cost of revenues, was approximately $0.1 million, $0.1 million, and $0.2 million for the fiscal years 2013, 2012 and 2011, respectively.

Indemnification Arrangements.

The Company enters into standard indemnification arrangements in our ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third-party with respect to our products. The term of these indemnification agreements is generally perpetual anytime after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.

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

In August 2007, the Company issued 500,000 shares of Series A Preferred Stock, convertible into 1 million shares of common stock, and warrants to purchase an aggregate of 600,000 shares of common stock at an exercise price of $0.01 per share. The warrants were to expire December 31, 2007 but were exercised prior to that date. The purchase price for a unit of 1 share of Series A Preferred Stock and a warrant to purchase 1.2 shares of common stock was $10.00, resulting in net proceeds to the Company of approximately $4.9 million. Of the total $4.9 million proceeds received, approximately $2.3 million was allocated to the common stock warrants based on their estimated fair value at the time of issuance. On June 11, 2013, all outstanding shares of the Company’s Series A Preferred Stock automatically converted into 1,000,000 shares of common stock.

Stock-Based Compensation

1998 Stock Plan.

The 1998 Stock Plan (“the 1998 Plan”), as amended, provides for the granting to employees (including officers and non-employee directors) of incentive stock options and for the granting to employees (including officers and non-employee directors) and consultants of nonstatutory stock options, stock purchase rights (“SPRs”), restricted stock, restricted stock units (“RSUs”), performance shares, performance units and stock appreciation rights. The exercise price of incentive stock options and stock appreciation rights granted under the 1998 Plan must be at least equal to the fair market value of the shares at the time of grant. With respect to any recipient who owns stock possessing more than 10% of the voting power of our outstanding capital stock, the exercise price of any option or SPR granted must be at least equal to 110% of the fair market value at the time of grant. Options granted under the 1998 Plan are exercisable at such times and under such conditions as determined by the administrator; generally over a four year period. The maximum term of incentive stock options granted to any recipient must not exceed ten years; provided, however, that the maximum term of an incentive stock option granted to any recipient possessing more than 10% of the voting power of the Company’s outstanding capital stock must not exceed five years. In the case of SPRs, unless the administrator determines otherwise, the Company has a repurchase option exercisable upon the voluntary or involuntary termination of the purchaser’s employment with the Company for any reason (including death or disability). Such repurchase option lapses at a rate determined by the administrator. The purchase price for shares repurchased by the Company is the original price paid by the purchaser. As of December 28, 2013 and December 29, 2012, no shares were subject to repurchase. The form of consideration for exercising an option or stock purchase right, including the method of payment, is determined by the administrator. The 1998 Plan expired in February 2008.

2008 Equity Incentive Plan.

On June 11, 2008, the shareholders approved the adoption of the 2008 Equity Incentive Plan, (“the Incentive Plan”). There are no material changes in the Incentive Plan from the 1998 Plan. The maximum aggregate number of shares that may be awarded and sold under the Incentive Plan is 300,000 shares plus any shares subject to stock options or similar awards granted under the 1998 Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 1998 Plan that are forfeited to the Company on or after the date the 1998 Plan expires.

The following table summarizes information regarding activity in our stock option plans during the fiscal years ended 2013, 2012 and 2011 (in thousands except share and per share data):

		Outstanding Options
	Shares Available for Grant	Number of Shares	Aggregate Price	Weighted Average Exercise Price
FY 2010: Balances, January 1, 2011	760,137	1,618,066	$5,906	$3.65
Additional shares reserved	163,378
Options granted	(319,900)	319,900	1,148	3.59
Restricted stock granted	(100,315)
Options exercised	—	(99,291)	(321)	3.24
Options cancelled	72,274	(72,274)	(353)	4.88
Options expired	(70,353)	—	—	—
FY 2011: Balances, December 31, 2011	505,221	1,766,401	6,380	3.61
Additional shares reserved	391,166
Options granted	(335,050)	335,050	1,313	3.92
Restricted stock granted	(66,665)
Options exercised	—	(174,631)	(445)	2.55
Options cancelled	356,277	(356,277)	(1,550)	4.35
Options expired	(108,971)	—	—	—
FY 2012: Balances, December 29, 2012	741,978	1,570,543	5,698	3.63
Additional shares reserved	52,128
Options granted	(149,600)	149,600	851	5.69
Restricted stock granted	(234,012)
Options exercised	—	(493,622)	(1,495)	3.03
Options cancelled	123,679	(123,679)	(698)	5.64
Options expired	(57,628)	—	—	—
FY 2013: Balances, December 28, 2013	476,545	1,102,842	$4,356	$3.97

There were 1,579,387 shares reserved for future issuance under the stock option plans at December 28, 2013.

The following table summarizes information with respect to stock options outstanding and exercisable at December 28, 2013:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number of Shares Outstanding at December 28, 2013	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable at December 28, 2013	Weighted Average Exercise Price
$0.90 - $2.34	124,474	2.00	$1.44	124,474	$1.44
$2.35 - $2.78	117,142	0.90	$2.49	117,142	$2.49
$2.93 - $3.60	127,694	3.63	$3.42	88,432	$3.36
$3.72 - $3.75	65,833	4.78	$3.72	39,000	$3.72
$3.86 - $3.86	171,875	5.96	$3.86	26,573	$3.86
$3.89 - $4.11	111,325	4.60	$3.98	62,498	$3.97
$4.12 - $4.74	126,775	4.05	$4.46	78,546	$4.32
$4.86 - $5.92	173,091	3.52	$5.63	104,367	$5.45
$6.00 - $9.06	81,633	2.22	$6.74	60,492	$6.90
$10.19 - $10.19	3,000	6.93	$10.19	—	$0.00
$0.90 - $10.19	1,102,842	3.62	$3.97	701,524	$3.69

The determination of the fair value of options granted by the Company is computed using the Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Option Plan
	FY 2013	FY 2012	FY 2011
Average risk free interest rate	1.12%	0.68%	0.98%
Expected life (in years)	4.50 years	4.55 years	4.70 years
Dividend yield	—	—	—
Average volatility	71.5%	89.2%	92.2%

The weighted average grant date fair value of options granted as calculated using Black-Scholes option pricing was $3.16, $2.60, and $2.47 per share for the fiscal years 2013, 2012 and 2011, respectively.

Option pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility is based on analysis of the Company’s stock price history over a period commensurate with the expected term of the options, trading volume of the Company’s stock, look-back volatilities and Company specific events that affected volatility in a prior period. The Company had elected to use the simplified method for estimating the expected term prior to July 3, 2011. Effective July 3, 2011, the expected term of employee stock options represents the weighted average period the stock options are expected to remain outstanding and is based on the history of exercises and cancellations on all past option grants made by the Company, the contractual term, the vesting period and the expected remaining term of the outstanding options. The risk-free interest rate is based on the U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. No dividend yield is included as the Company has not issued any dividends and does not anticipate issuing any dividends in the future.

The following table shows stock-based compensation expense by functional line item in the consolidated statements of operations for 2013, 2012 and 2011 (in thousands):

	FY 2013 Year Ended	FY 2012 Year Ended	FY 2011 Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Cost of revenues	$108	$63	$60
Research and development	71	77	76
Sales and marketing	113	105	112
General and administrative	397	143	230
Total stock-based compensation expense – continuing operations	689	388	478
Total stock-based compensation expense – discontinued operations	—	8	66
Total stock-based compensation expense	$689	$396	$544

Stock-based compensation expense capitalized to inventory was immaterial for 2013, 2012, and 2011.

Information regarding stock options outstanding, exercisable and expected to vest as of December 28, 2013 is summarized below:

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining Contractual	Intrinsic Value
	Shares	Exercise Price	Life (years)	(thousands)
Options outstanding	1,102,842	$3.97	3.62	$6,287
Options vested and expected to vest	1,042,611	$3.93	3.48	$5,981
Options exercisable	701,524	$3.69	2.33	$4,196

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 28, 2013. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for fiscal years 2013, 2012 and 2011 were approximately $1.5 million, $261 thousand, and $84 thousand, respectively.

As of December 28, 2013, there was $1.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements under both of the plans. The cost is expected to be recognized over a weighted average period of 2.89 years.

Restricted Stock Awards/Restricted Stock Units

Effective for the 2011 fiscal year, each non-employee member of the Board received an annual equity award of either restricted stock or RSU, at the election of such Board member, in each case equal to $20 thousand worth of our common stock (determined at the fair market value of the shares at the time such award is granted) under the Company’s 2008 Equity Incentive Plan. Each equity award or RSU vests in full on the one-year anniversary of the date of grant provided that the non-employee member continues to serve on the Board through such date.

Summary of Restricted Stock Units and Awards

The Company recognizes the estimated compensation expense of restricted stock units and awards, net of estimated forfeitures, over the vesting term. The estimated compensation expense is based on the fair value of the Company’s common stock on the date of grant.

Information regarding the restricted stock units outstanding, vested and expected to vest as of December 28, 2013 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Restricted stock units outstanding	269,259	0.86	$2,604
Restricted stock units vested and expected to vest	243,471	0.85	$2,354

The intrinsic value of the restricted stock units is calculated based on the closing price of IRIDEX shares as quoted on the NASDAQ Global Market on the last trading day of the year, December 27, 2013 of $9.67.

On March 25, 2013, the Company granted a restricted stock unit award for up to 220,000 shares of the Company’s common stock (the “Market Performance Award”) under the terms of the Company’s 2008 Equity Incentive Plan, as amended, to the Company’s President and Chief Executive Officer. The number of shares issuable pursuant to the Market Performance Award will be based upon the Company’s average stock price performance during the two months prior to and two months following the date the service condition is met, or the fair market value of the Company’s common stock in the event vesting is triggered by a change of control of the Company. The Market Performance Award is expected to vest on December 31, 2014, given that no other vesting triggers occur prior to that date. To the extent that the market condition is not met, the Market Performance Award will not vest and will be cancelled. Since the market conditions will affect the vesting of the Market Performance Award, the Company cannot use the Black-Scholes option pricing model to value the award; instead, a binomial model must be used. The Company utilized the Monte Carlo simulation technique, which incorporated assumptions for the expected holding period, risk-free interest rate, stock price volatility and dividend yield. The total value of the Market Performance Award was $258 thousand. Compensation expense is recognized ratably until such time as the market condition is satisfied.

Information regarding the restricted stock units and awards activity during the year ended December 28, 2013, December 29, 2012 and December 31, 2011 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at January 1, 2011	—	$—
Restricted stock units granted	90,189	$3.49
Outstanding at December 31, 2011	90,189	$3.49
Restricted stock units granted	55,999	$3.85
Restricted stock units released	(15,189)	$3.95
Restricted stock units forfeited	(75,000)	$3.40
Outstanding at December 29, 2012	55,999	$3.85
Restricted stock units granted	230,509	$4.51
Restricted stock units released	(17,249)	$3.77
Outstanding at December 28, 2013	269,259	$4.42

Information regarding the restricted stock units and awards activity during the year ended December 28, 2013, December 29, 2012 and December 31, 2011 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011	—	$—
Restricted stock awards granted	10,126	$3.95
Outstanding at December 31, 2011	10,126	$3.95
Restricted stock awards granted	10,666	$3.75
Restricted stock awards released	(10,126)	$3.95
Outstanding at December 29, 2012	10,666	$3.75
Restricted stock awards granted	3,503	$5.71
Restricted stock awards released	(10,666)	$3.75
Outstanding at December 28, 2013	3,503	$5.71

12. Employee Benefit Plan

The Company has a plan known as the IRIS Medical Instruments 401(k) Trust to provide retirement benefits through the deferred salary deductions for substantially all U.S. employees. Employees may contribute up to 15% of their annual compensation to the plan, limited to a maximum amount set by the Internal Revenue Service. The plan also provides for Company contributions at the discretion of the Board of Directors. Prior to the start of fiscal 2009, the Company suspended the matching contributions. Subsequent to December 29, 2012, the Company reinstated a Company match in the amount of 50% of employee contributions up to a maximum of $3 thousand. In 2013, total matching contributions made by the Company was $170 thousand.

13. Income Taxes

Pre-tax book income (loss) from continuing operations was comprised of the following:

	FY 2013 Year Ended December 28, 2013	FY 2012 Year Ended December 29, 2012	FY 2011 Year Ended December 31, 2011
United States	$2,262	$(270)	$2,438
Foreign	—	—	—
Total	$2,262	$(270)	$2,438

The provision for (benefit from) income taxes from continuing operations includes:

	FY 2013 Year Ended December 28, 2013	FY 2012 Year Ended December 29, 2012	FY 2011 Year Ended December 31, 2011
Current:
Federal	$11	$(114)	$267
State	20	14	30
Foreign	—	—	—
	31	(100)	297
Deferred:
Federal	—	—	—
State	—	—	—
Provision for (benefit from) income taxes	$31	$(100)	$297

The Company’s effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

	FY 2013 Year Ended December 28, 2013	FY 2012 Year Ended December 29, 2012	FY 2011 Year Ended December 31, 2011
Income tax provision at statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	(13.3%)	(88.1%)	(2.0%)
Permanent differences	(17.0%)	(89.1%)	0.0%
Research and development credits	0.0%	0.0%	(3.8%)
Change in valuation allowance	(2.3%)	180.3%	(15.8%)
Effective tax rate	1.4%	37.1%	12.4%

The tax effect of temporary differences and carryforwards that give rise to significant portions of the net deferred tax assets are presented below (in thousands):

	FY 2013 December 28, 2013	FY 2012 December 29, 2012
Accruals and reserves	$1,792	$2,295
Deferred revenue	91	38
Fixed assets	423	429
Intangibles	441	180
Stock compensation	696	753
Net operating loss	5,224	5,310
Research and development credits	1,260	1,008
Other tax credits	47	47
Other	—	1
Net deferred tax asset	$9,974	$10,061
Valuation allowance	(9,974)	(10,061)
Net deferred tax assets	$—	$—

The Company has recorded a full valuation allowance for its deferred tax assets based on its past losses and the uncertainty regarding the ability to project future taxable income. The valuation allowance decreased by $87 thousand in 2013, $1.6 million in 2012, and $414 thousand in 2011.

As of December 28, 2013, the Company had federal and state net operating loss (“NOL”) carryforwards of $13.9 million and $14.1 million, respectively. Of the total NOL carryforwards, $0.6 million for federal and $0.4 million for states, relate to windfall stock option deductions which, when realized, will be credited to equity. The federal NOL will begin to expire in 2032 and the state NOL will begin to expire in 2020, in each case if not used.

The American Taxpayer Relief Act of 2012 was enacted on January 2, 2013. The Act extended the research and development credit through 2013. As of December 28, 2013, the Company had federal and state R&D credit carryforwards of approximately $1.2 million and $1.7 million, respectively, available to offset future tax liabilities. The federal R&D credits will begin expiring in 2026 if not used. The State R&D credits do not expire.

The above NOLs and research and development credits are subject to Sections 382 and 383 of the Internal Revenue Code . In the event of a change in ownership as defined by these code sections, the usage of the above mentioned NOL and R&D credits may be limited.

On September 13, 2013, the IRS and Treasury Department released final regulations under Sections 162(a) and 263(a) of the IRC on the deduction and capitalization of expenditures related to tangible personal property (the final repair regulations). The entirety of the final repair regulations apply to the Company’s taxable year beginning on or after January 1, 2014. Application of these regulations is not expected to have a material impact on the Company’s consolidated financial statements.

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

As of December 28, 2013, the Company had accrued $67 thousand for payments of interest related to unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	FY 2013 Year Ended December 28, 2013	FY 2012 Year Ended December 29, 2012	FY 2011 Year Ended December 31, 2011
Balance at the beginning of the year	$954	$1,191	$865
Additions based upon tax positions related to the current year	48	36	58
Additions based upon tax positions related to the prior year	25	—	268
Reductions based upon tax positions related to the prior year	—	(273)	—
Balance at the end of the year	$1,027	$954	$1,191

If the ending balance of $1.0 million of unrecognized tax benefits as of December 28, 2013 were recognized, none of the recognition would affect the income tax rate. The Company does not anticipate any material change in its unrecognized tax benefits of $1.0 million over the next twelve months. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business.

The Company files U.S. federal and state returns. The tax years 2008 to 2013 remain open in several jurisdictions, none of which have individual significance.

14. Business Segments and Customers

The Company operates in one segment, ophthalmology. The Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service and support activities.

For fiscal years 2013, 2012 and 2011, no customer individually accounted for more than 10% of our revenues.

Revenue information shown by geographic region is as follows (in thousands):

	FY 2013 Year Ended December 28, 2013	FY 2012 Year Ended December 29, 2012	FY 2011 Year Ended December 31, 2011
United States	$21,043	$18,496	$18,447
Europe	7,345	7,468	8,940
Rest of Americas	3,309	2,335	2,287

	FY 2013 Year Ended December 28, 2013	FY 2012 Year Ended December 29, 2012	FY 2011 Year Ended December 31, 2011
Asia/Pacific Rim	6,576	5,560	3,485
	$38,273	$33,859	$33,159

Revenues are attributed to countries based on location of end customers. For fiscal years 2013, 2012 and 2011 no individual country accounted for more than 10% of the Company’s sales, except for the United States, which accounted for 55.0%, 54.6%, and 55.6% of revenues in 2013, 2012, and 2011 respectively.

As of December 28, 2013 and December 29, 2012, the Company had no long-lived assets in any country other than in the United States.

15. Computation of Basic and Diluted Net Income (Loss) Per Common Share

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per common share is provided as follows (in thousands, except per share amounts):

	FY 2013 Year Ended December 28, 2013	FY 2012 Year Ended December 29, 2012	FY 2011 Year Ended December 31, 2011
Numerator:
Income (loss) from continuing operations	$2,231	$(170)	$2,141
Income from discontinued operations	—	1,608	469
Net income	$2,231	$1,438	$2,610
Denominator:
Weighted average shares of common stock (basic)	9,245	8,935	8,958
Effect of dilutive preferred shares	448	—	1,000
Effect of dilutive stock options	291	—	245
Effect of dilutive contingent shares	120	—	22
Weighted average shares of common stock (diluted)	10,104	8,935	10,225
Per share data:
Basic net income (loss) per share:
Net income (loss) before discontinued operations	$0.24	$(0.02)	$0.24
Discontinued operations	0.00	0.18	0.05
Net income	$0.24	$0.16	$0.29
Diluted net income (loss) per share:
Net income (loss) before discontinued operations	$0.22	$(0.02)	$0.21
Discontinued operations	0.00	0.18	0.05
Net income	$0.22	$0.16	$0.26

For periods in which the Company generates income from continuing operations, the conversion of Series A Preferred Stock to common stock and common stock equivalent shares from unexercised stock options (if the exercise price of such options is lower than the average market price of the stock for the period) and vesting of restricted stock units and awards are included in the computation as their effect is dilutive. The Company excludes stock options and other common stock equivalents from the computation if the exercise price of the options is greater than the average market price of the stock for the period because the inclusion of these options would be anti-dilutive. Accordingly, as of December 28, 2013 and December 31, 2011, stock options to purchase 156,564 and 713,462 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding.

For periods in which the Company incurs a loss from continuing operations, the conversion of Series A Preferred Stock to common stock and common stock equivalent shares from unexercised stock options are excluded from the computation as their effect is anti-dilutive. Accordingly, as of December 29, 2012, 1,000,000 shares of common stock equivalents (from the conversion of Series A Preferred Stock), stock options to purchase 1,570,543 shares of common stock and restricted stock units and awards for 66,665 shares of common stock have been excluded.

16. Subsequent Events

On February 27, 2014, the Board of Directors approved the extension of the Company’s stock repurchase plan, initially approved in February 2013 for a one-year period, for an additional year and $2.6 million remains available for stock repurchases.

The Company has evaluated subsequent events and has concluded that no additional subsequent events that require disclosure in the financial statements have occurred since the year ended December 28, 2013.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 28, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 28, 2013 using the criteria for effective internal control over financial reporting as described in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 28, 2013.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Certain information required by Part III has been omitted from this Form 10-K. This information is instead incorporated herein by reference to our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders (“the Proxy Statement”), which we will file within 120 days after the end of our fiscal year pursuant to Regulation 14A in time for our Annual Meeting of Stockholders to be held June 11, 2014.

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

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to “Proposal Two - Ratification of the Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

10.3(6)*	1995 Director Option Plan.
10.4(7)*	1998 Stock Plan.
10.5(8)*	2005 Employee Stock Purchase Plan.
10.6*	2008 Equity Incentive Plan.
10.7(9)*	Form of 2008 Equity Incentive Plan Option Agreement.

Exhibits	Exhibit Title
10.8(10)*	Form of Stand-alone stock option agreement.
10.9(5)*	Change of Control Severance Agreement by and between the Company and James Mackaness, dated January 22, 2008.
10.10(3)	Securities Purchase Agreement, dated August 31, 2007, by and among BlueLine Capital Partners, LP, BlueLine Capital Partners III, LP, BlueLine Capital Partners II, LP and IRIDEX Corporation.
10.11(4)	Common Stock Purchase Warrant, dated March 31, 2009, issued to BlueLine Capital Partners, LP.
10.12(4)	Common Stock Purchase Warrant, dated March 31, 2009, issued to BlueLine Capital Partners II, LP.
10.13(4)	Common Stock Purchase Warrant, dated March 31, 2009, issued to BlueLine Capital Partners II, LP.
10.14(11)*	2014 Bonus Plan Summary.
10.15(12)*	Form of 2008 Equity Incentive Plan Restricted Stock Award Agreement.
10.16(12)*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Agreement.
10.17(13)*	Restricted Stock Unit Award Agreement granted to William M. Moore under the Company’s 2008 Equity Incentive Plan, as amended.
21.1(1)	Subsidiaries of Registrant.
23.1	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Indicates a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Exhibits filed with the Registration Statement on Form SB-2 (No. 333-00320-LA) which was declared effective on February 15, 1996.
(2)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on November 21, 2007.
(3)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on September 7, 2007.
(4)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on April 6, 2009.
(5)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-K for the year ended January 3, 2009.
(6)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Registration Statement on Form S-8 on August 3, 2004.
(7)	Incorporated by reference to the definitive proxy statement on Schedule 14A filed on May 4, 2009.
(8)	Incorporated by reference to the appendix filed with the Registrant’s Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders which was filed on April 30, 2004.
(9)	Incorporated by reference to Exhibit 99.1 filed with Registrant’s Registration Statement on Form S-8 on November 21, 2008.
(10)	Incorporated by reference to Exhibit 99.(d)(5) filed with the Registration Statement on Form SC TO-I July 30, 2009.
(11)	Incorporated by reference to the Registrant’s Report on Form 8-K on December 10, 2013.
(12)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-Q for the quarter ended July 2, 2011.
(13)	Incorporated by reference to the Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on March 27, 2013.

Trademark Acknowledgments

IRIDEX, the IRIDEX logo, IRIS Medical, OcuLight, SmartKey, and EndoProbe, are our registered trademarks. G-Probe, DioPexy, DioVet, TruFocus, TrueCW, IQ 810, IQ 577, IQ 532, MicroPulse, TxCell, OtoProbe, Symphony, EasyFit, Endoview, MoistAir and GreenTip product names are our trademarks. All other trademarks or trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 27th day of March 2014.

IRIDEX CORPORATION

By: /s/ JAMES H. MACKANESS	/s/ WILLIAM M. MOORE
James H. Mackaness	William M. Moore
Chief Financial Officer and Chief Operating Officer	President and Chief Executive Officer

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

Signature	Title	Date
/s/ William M. Moore	President, Chief Executive Officer, and Chairman of the Board	March 27, 2014
(William M. Moore)	(Principal Executive Officer)

/s/ James H. Mackaness	Chief Financial Officer and Chief Operating Officer	March 27, 2014
(James H. Mackaness)	(Principal Financial and Accounting Officer)

/s/ Sanford Fitch	Director	March 27, 2014
(Sanford Fitch)

/s/ Garrett A. Garrettson	Director	March 27, 2014
(Garrett A. Garrettson)

/s/ James B. Hawkins	Director	March 27, 2014
(James B. Hawkins)

/s/ Ruediger Naumann-Etienne	Director	March 27, 2014
(Ruediger Naumann-Etienne)

/s/ Scott A. Shuda	Director	March 27, 2014
(Scott A. Shuda)

Exhibit Index

Exhibits	Exhibit Title
2.1(15)	Asset Purchase Agreement by and among Cutera, Inc., Registrant, and U.S. Bank, National Association, as Escrow Agent, dated December 30, 2011.
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3.2(2)	Amended and Restated Bylaws of Registrant.
4.1(3)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock.
4.2(3)	Investor Rights Agreement, dated as of August 31, 2007, by and among the Company, BlueLine Capital Partners, LP; BlueLine Capital Partners III, LP and BlueLine Capital Partners II, LP.
4.3(4)	Amendment No. 1 to Investor Rights Agreement, dated as of March 31, 2009.
10.1(1)	Form of Indemnification Agreement with directors and officers.
10.2(5)

Lease Agreement dated December 6, 1996 by and between Zappettini Investment Co. and the Registrant, as amended pursuant to Amendment No. 1 dated September 15, 2003 and Amendment No. 2 dated December 22, 2008.

10.3(6)*	1995 Director Option Plan.
10.4(7)*	1998 Stock Plan.
10.5(8)*	2005 Employee Stock Purchase Plan.
10.6*	2008 Equity Incentive Plan.
10.7(9)*	Form of 2008 Equity Incentive Plan Option Agreement.
10.8(10)*	Form of Stand-alone stock option agreement.
10.9(5)*	Change of Control Severance Agreement by and between the Company and James Mackaness, dated January 22, 2008.
10.10(3)	Securities Purchase Agreement, dated August 31, 2007, by and among BlueLine Capital Partners, LP, BlueLine Capital Partners III, LP, BlueLine Capital Partners II, LP and IRIDEX Corporation.
10.11(4)	Common Stock Purchase Warrant, dated March 31, 2009, issued to BlueLine Capital Partners, LP.
10.12(4)	Common Stock Purchase Warrant, dated March 31, 2009, issued to BlueLine Capital Partners II, LP.
10.13(4)	Common Stock Purchase Warrant, dated March 31, 2009, issued to BlueLine Capital Partners II, LP.
10.14(11)*	2014 Bonus Plan Summary.
10.15(12)*	Form of 2008 Equity Incentive Plan Restricted Stock Award Agreement.
10.16(12)*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Agreement.
10.17(13)*	Restricted Stock Unit Award Agreement granted to William M. Moore under the Company’s 2008 Equity Incentive Plan, as amended.
21.1(1)	Subsidiaries of Registrant.
23.1	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits	Exhibit Title
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Indicates a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Exhibits filed with the Registration Statement on Form SB-2 (No. 333-00320-LA) which was declared effective on February 15, 1996.
(2)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on November 21, 2007.
(3)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on September 7, 2007.
(4)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on April 6, 2009.
(5)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-K for the year ended January 3, 2009.
(6)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Registration Statement on Form S-8 on August 3, 2004.
(7)	Incorporated by reference to the definitive proxy statement on Schedule 14A filed on May 4, 2009.
(8)	Incorporated by reference to the appendix filed with the Registrant’s Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders which was filed on April 30, 2004.
(9)	Incorporated by reference to Exhibit 99.1 filed with Registrant’s Registration Statement on Form S-8 on November 21, 2008.
(10)	Incorporated by reference to Exhibit 99.(d)(5) filed with the Registration Statement on Form SC TO-I July 30, 2009.
(11)	Incorporated by reference to the Registrant’s Report on Form 8-K on December 10, 2013.
(12)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-Q for the quarter ended July 2, 2011.
(13)	Incorporated by reference to the Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on March 27, 2013.