Form 10-Q
period 2014-03-29
IRIDEX CORP
filed 2014-05-05
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

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

The number of shares of common stock, $0.01 par value, issued and outstanding as of April 21, 2014 was 9,949,429.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

IRIDEX Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share and per share data)

	March 29, 2014	December 28, 2013 (1)
ASSETS
Current assets:
Cash and cash equivalents	$13,969	$13,444
Accounts receivable, net of allowance for doubtful accounts of $217 at March 29, 2014 and $207 at December 28, 2013	6,732	7,345
Inventories	9,858	10,605
Prepaid expenses and other current assets	730	576
Total current assets	31,289	31,970
Property and equipment, net	575	543
Intangible assets, net	296	328
Goodwill	533	533
Other long-term assets	288	303
Total assets	$32,981	$33,677
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,770	$2,278
Accrued compensation	1,398	1,891
Accrued expenses	1,335	1,592
Accrued warranty	484	468
Deferred revenue	1,084	1,133
Total current liabilities	6,071	7,362
Long-term liabilities:
Other long-term liabilities	342	461
Total liabilities	6,413	7,823
Stockholders’ equity:
Convertible preferred stock, $0.01 par value:
Authorized: 2,000,000 shares;
Issued and outstanding: None	—	—
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding 9,978,973 and 9,899,483 shares at March 29, 2014 and at December 28, 2013, respectively	105	104
Additional paid-in capital	40,897	40,671
Accumulated deficit	(14,434)	(14,921)
Total stockholders’ equity	26,568	25,854
Total liabilities and stockholders’ equity	$32,981	$33,677
(1)	Derived from the audited consolidated financial statements included in the Annual Report on Form 10-K filed with the SEC for the year ended December 28, 2013.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended
	March 29, 2014	March 30, 2013
Total revenues	$10,329	$8,939
Cost of revenues	5,274	4,708
Gross profit	5,055	4,231
Operating expenses:
Research and development	1,194	996
Sales and marketing	1,748	1,625
General and administrative	1,516	1,186
Proceeds from demutualization of insurance carrier	—	(473)
Total operating expenses	4,458	3,334
Income from operations	597	897
Other expense, net	97	18
Income from operations before provision for income taxes	500	879
Provision for income taxes	13	5
Net income	$487	$874
Net income per share:
Basic	$0.05	$0.10
Diluted	$0.05	$0.09
Weighted average shares used in computing net income per common share
Basic	9,963	8,511
Diluted	10,526	9,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended
	March 29, 2014	March 30, 2013
Net income	$487	$874
Other comprehensive income, net of tax	—	—
Comprehensive income	$487	$874

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended
	March 29, 2014	March 30, 2013
Operating activities:
Net income	$487	$874
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	108	126
Change in fair value of earn-out liability	99	19
Stock-based compensation expense	244	161
Provision for doubtful accounts	10	54
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	603	(605)
Inventories	747	(112)
Prepaid expenses and other current assets	(154)	6
Other long-term assets	15	(11)
Accounts payable	(508)	(825)
Accrued compensation	(493)	(121)
Accrued expenses	(582)	108
Accrued warranty	16	(7)
Deferred revenue	(49)	(61)
Other long-term liabilities	102	(12)
Net cash provided by (used in) operating activities	645	(406)
Investing activities:
Acquisition of property and equipment	(108)	(18)
Payment on earn-out liability	(94)	(83)
Net cash used in investing activities	(202)	(101)
Financing activities:
Proceeds from stock option exercises	329	273
Repurchase of common stock	(247)	(46)
Payment of legal costs in connection with tender offer	—	(40)
Net cash provided by financing activities	82	187
Net increase (decrease) in cash and cash equivalents	525	(320)
Cash and cash equivalents, beginning of period	13,444	11,901
Cash and cash equivalents, end of period	$13,969	$11,581
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$4	$10
Supplemental non-cash financing activities:
Accrual for unsettled repurchases of common stock	$99	$—

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, which was filed with the Securities and Exchange Commission (“SEC”) on March 27, 2014. The results of operations for the three months ended March 29, 2014 are not necessarily indicative of the results for the year ending December 27, 2014 or any future interim period.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 28, 2013, which was filed with the SEC on March 27, 2014.

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

A reconciliation of the changes in the Company’s deferred revenue balance for the three months ended March 29, 2014 and March 30, 2013 is as follows:

	Three Months Ended
(in thousands)	March 29, 2014	March 30, 2013
Balance, beginning of period	$1,133	$1,004
Additions to deferral	337	269
Revenue recognized	(386)	(330)
Balance, end of period	$1,084	$943

Warranty.

The Company generally provides a one to two year warranty on its products, which is accrued for upon shipment of products. Actual warranty costs incurred have not materially differed from those accrued. The Company’s warranty policy is applicable to products which are considered defective in their performance or fail to meet the product specifications. Warranty costs are reflected in the statement of operations as cost of revenues.

A reconciliation of the changes in the Company’s warranty liability for the three months ended March 29, 2014 and March 30, 2013 is as follows:

	Three Months Ended
(in thousands)	March 29, 2014	March 30, 2013
Balance, beginning of period	$468	$453
Accruals for product warranties	67	67
Cost of warranty claims and adjustments	(51)	(74)
Balance, end of period	$484	$446

Recently Issued and Adopted Accounting Standards.

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This standard requires an entity to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists, with limited exceptions. This standard is effective for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years. Since ASU 2013-11 only impacts financial statement disclosure requirements for unrealized tax benefits, its adoption did not have an impact on the Company’s financial position or results of operations.

3. Inventories

The components of the Company’s inventories as of March 29, 2014 and December 28, 2013 are as follows:

(in thousands)	March 29, 2014	December 28, 2013
Raw materials	$5,004	$5,922
Work in process	1,036	976
Finished goods	3,818	3,707
Total inventories	$9,858	$10,605

4. Goodwill and Intangible Assets

Goodwill.

The carrying value of goodwill was $0.5 million as of March 29, 2014 and December 28, 2013.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. If, after assessing the totality of circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the two-step impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value. However, an entity also has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test during the second quarter of 2013 and determined that its goodwill was not impaired. As of March 29, 2014, the Company had not identified any factors that indicated there was an impairment of its goodwill and determined that no additional impairment analysis was then required.

Intangible Assets.

The following table summarizes the components of gross and net intangible asset balances:

	March 29, 2014			December 28, 2013
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Life
Patents	$720	$600	$120	$720	$572	$148	Varies
Customer relations	240	64	176	$240	60	180	11.2 years
	$960	$664	$296	$960	$632	$328

Amortization expense totaled $32 thousand and $65 thousand for the three months ended March 29, 2014 and March 30, 2013, respectively.

The amortization of customer relations was charged to sales and marketing expense and the amortization of patents was charged to cost of revenues.

Future estimated amortization expense (in thousands):
2014 (nine months)	$12
2015	30
2016	52
2017	86
2018	16
Thereafter	100
Total	$296

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of March 29, 2014 and December 28, 2013, approximate fair value because of the short maturity of these instruments.

As of March 29, 2014 and December 28, 2013, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows:

	March 29, 2014				December 28, 2013
	Fair Value Measurements				Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$13,044	—	—	$13,044	$12,742	—	—	$12,742
Liabilities:
Earn-out liability	—	—	$629	$629	$—	—	$624	$624

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

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of March 29, 2014.

As of March 29, 2014	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Weighted Average (range)
Earn-out liability	$629	Discounted cash flow	Projected royalties (in thousands)	$1,666 ($414 - $1,917)
			Discount rate	21.40% (20.28% - 27.00%)

A reconciliation of the changes in the Company’s earn-out liability (Level 3 liability) for the three months ended March 29, 2014 and March 30, 2013 is as follows:

	Three Months Ended
(in thousands)	March 29, 2014	March 30, 2013
Balance at the beginning of the period	$624	$652
Payments against earn-out	(94)	(83)
Change in fair value of earn-out liability	99	19
	$629	$588

The earn-out liability is included in accrued expenses and other long-term liabilities in the condensed consolidated balance sheets. Any change in the fair value adjustment is recorded to other expense in the statement of operations.

6. Stock Based Compensation

2008 Equity Incentive Plan

For the three months ended March 29, 2014, the only active share-based compensation plan was the 2008 Equity Incentive Plan (the “Incentive Plan”). The terms of awards granted during the three months ended March 29, 2014 were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 28, 2013.

Summary of Stock Options

The following table summarizes information regarding activity in our stock option plan during the three months ended March 29, 2014:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding at December 28, 2013	1,102,842	$3.97
Granted	98,000	$8.66
Exercised	(84,303)	$3.90
Canceled or forfeited	(2,208)	$4.26
Outstanding at March 29, 2014	1,114,331	$4.39	$4,697

The weighted-average grant date fair value of the options granted under the Company’s stock plans as calculated using the Black-Scholes option-pricing model was $4.09 and $3.05 per share for the three months ended March 29, 2014 and March 30, 2013, respectively.

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards (options) with the following weighted average assumptions:

	Three Months Ended
	March 29, 2014	March 30, 2013
Average risk free interest rate	1.49%	0.59%
Expected life (in years)	4.5 years	4.5 years
Dividend yield	—%	—%
Average volatility	57%	86%

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

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended March 29, 2014 and March 30, 2013:

	Three Months Ended
(in thousands)	March 29, 2014	March 30, 2013
Cost of revenues	$34	$22
Research and development	22	20
Sales and marketing	32	22
General and administrative	156	97
	$244	$161

Approximately $17 thousand of the stock-based compensation recognized was capitalized into inventory as a component of overhead for the quarters ended March 29, 2014 and March 30, 2013, respectively.

Information regarding stock options outstanding, vested and expected to vest and exercisable at March 29, 2014 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Options outstanding	1,114,331	$4.39	3.78	$4,697
Options vested and expected to vest	1,038,459	$4.29	3.61	$4,478
Options exercisable	659,237	$3.71	2.36	$3,218

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of March 28, 2014, that would have been received by option holders had all option holders exercised their stock options as of that date. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the three months ended March 29, 2014 and March 30, 2013 were approximately $462 thousand and $259 thousand, respectively.

As of March 29, 2014, there was $1.8 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested share-based compensation arrangements under the Incentive Plan. The cost is expected to be recognized over a weighted average period of 2.93 years.

Summary of Restricted Stock Units and Awards

Information regarding the restricted stock units activity for the three months ended March 29, 2014 is summarized below:

Number of Shares
Outstanding at December 28, 2013	269,259
Restricted stock units granted	50,000
Restricted stock units released	(35,000)
Outstanding at March 29, 2014	284,259

The grant date fair value for restricted stock units awarded during the period was $234 thousand. The weighted average stock price on the date of grant was $4.67 per share.

On January 4, 2014, the Company granted a restricted stock unit award for up to 50,000 shares of the Company’s common stock (the “Market Performance Award”) under the terms of the Company’s 2008 Equity Incentive Plan, as amended, to the Company’s President and Chief Executive Officer. The number of shares issuable pursuant to the Market Performance Award will be based upon the Company’s calculated stock price (average stock price performance during the two months prior to and two months following the date the service condition is met, or the fair market value of the Company’s common stock in the event vesting is triggered by a change of control of the Company). The Market Performance Award is expected to vest on December 31, 2014, given that no other vesting triggers occur prior to that date. To the extent that the market condition is not met, the Market Performance Award will not vest and will be cancelled. None of the restricted stock units will vest if the calculated stock price is less than $11.00 per share. Since the market conditions will affect the vesting of the Market Performance Award, the Company cannot use the Black-Scholes option-pricing model to value the award; instead, a binomial model must be used. The Company utilized the Monte Carlo simulation technique, which incorporated assumptions for the expected holding period, risk-free interest rate, stock price volatility and dividend yield. Compensation expense is recognized ratably until such time as the market condition is satisfied.

There were no restricted stock awards granted, vested and forfeited for the three months ended March 29, 2014.

Stock Repurchase Program

In February 2013, the Board of Directors approved a new one year $3.0 million stock repurchase program that replaced the prior two year $4.0 million stock repurchase program. On February 27, 2014, the Board of Directors approved the extension of the plan for an additional year. For the three months ended March 29, 2014, the Company has purchased 39,813 shares at an average price of $8.69 per share. As of March 29, 2014, the Company still has the authorization to purchase up to $2.2 million in common shares under the stock repurchase program. See Item 2, Unregistered Sales of Equity Securities and Use of Proceeds in Part II, Other Information, for additional information.

7. Income Taxes

Provision for Income Tax

The Company calculates its interim tax provision in accordance with the provisions of ASC 740-270, “Income Taxes; Interim Reporting”. For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur. The Company recorded a provision for income tax of $13 thousand for the three months ended March 29, 2014 and $5 thousand for the three months ended March 30, 2013.

Deferred Income Taxes

The Company accounts for income taxes in accordance with ASC topic 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 28, 2013, the Company had a deferred tax asset of approximately $10.0 million which is fully offset by a valuation allowance. If realized, the asset will be reflected on the Company’s balance sheet and the reversal of the corresponding valuation allowance will result in a tax benefit being recorded in the statement of operations in the respective period.

Uncertain Tax Positions

The Company accounts for its uncertain tax positions in accordance with ASC 740. As of December 28, 2013, the Company had $1.0 million of unrecognized tax benefits which would impact the income statement if recognized.

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

Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares, plus the weighted average common stock equivalents outstanding during the period. The Company excludes options from the computation of diluted weighted average shares outstanding if the exercise price of the options is greater than the average market price of the shares because the inclusion of these options would be anti-dilutive to earnings per share. Accordingly, for the three months ended March 29, 2014 and March 30, 2013, respectively, stock options to purchase 48,253 and 755,013 shares were excluded from the computation of diluted weighted average shares outstanding.

A reconciliation of the numerator and denominator of basic and diluted net income per common share is provided as follows:

	Three Months Ended
(in thousands, except per share amounts)	March 29, 2014	March 30, 2013
Numerator:
Net income	$487	$874
Denominator:
Weighted average shares of common stock (basic)	9,963	8,511
Effect of dilutive preferred shares	—	1,000
Effect of dilutive stock options	371	261
Effect of dilutive contingent shares	192	30
Weighted average shares of common stock (diluted)	10,526	9,802
Per share data:
Basic net income per share	$0.05	$0.10
Diluted net income per share	$0.05	$0.09

9. Business Segments

The Company operates in one segment, ophthalmology. The Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service and support activities.

Revenue information shown by geographic region, based on the location at which each sale originates, is as follows:

	Three Months Ended
(in thousands)	March 29, 2014	March 30, 2013
United States	$4,705	$4,209
Europe	2,303	1,973
Rest of Americas	838	850
Asia/Pacific Rim	2,483	1,907
	$10,329	$8,939

Revenues are attributed to countries based on location of end customers. No individual country accounted for more than 10% of the Company’s revenues for the three month period, except for the United States, which accounted for 45.6% and 47.1% of revenues for the three month periods ended March 29, 2014 and March 30, 2013, respectively.

No one customer accounted for more than 10% of total revenues for the three month periods ended March 29, 2014 and March 30, 2013, respectively.

One customer accounted for more than 10% of accounts receivable balance as of March 29, 2014.  No one customer accounted for more than 10% of accounts receivable balance at March 30, 2013.

10. Subsequent Events

The Company has evaluated subsequent events and has concluded that no subsequent events that require disclosure in the financial statements have occurred since the quarter ended March 29, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to our anticipated levels of future sales; our operating results and long term growth; market acceptance and adoption of our products and our outlook for system sales; our gross margin goals and performance; the success of our efforts to reduce costs and manage cash flows; general economic conditions and levels of international sales; corporate strategy; effects of seasonality; FDA inspections; our current and future liquidity and capital requirements; levels of future investment in research and development and sales and marketing efforts; and our product distribution strategies with Alcon, Inc. and Peregrine Surgical Ltd. In some cases, forward-looking statements can be identified by terminology, such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including as a result of the factors set forth under “Factors That May Affect Future Operating Results” and other risks detailed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2014 and detailed from time to time in our reports filed with the Securities and Exchange Commission. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report on Form 10-Q. We undertake no obligation to update such forward-looking statements to reflect events or circumstances occurring after the date of this report.

Overview

IRIDEX Corporation is a leading worldwide provider of therapeutic based laser systems, delivery devices and consumable instrumentation used to treat sight-threatening eye diseases in ophthalmology. Our ophthalmology products are sold in the United States through direct and independent sales forces and internationally through approximately 70 independent distributors into over 100 countries.

We manage and evaluate our business in one segment - ophthalmology. We break down this segment by geography - Domestic (U.S.) and International (the rest of the world). In addition, we review trends by laser system sales (consoles and durable delivery devices) and recurring sales (single use consumable laser probes and other associated instrumentation (“consumables”), service and support).

Our ophthalmology revenues arise primarily from the sale of our IQ and OcuLight laser systems, consumables and service and support activities. Our current family of IQ products includes IQ 532, IQ 577 and IQ 810 laser photocoagulation systems and our OcuLight products include OcuLight TX, OcuLight GL, OcuLight GLx , OcuLight SL, and OcuLight SLx, laser photocoagulation systems. Certain of our laser systems are capable of performing our patented Fovea-Friendly MicroPulse laser photocoagulation in addition to conventional continuous wavelength photocoagulation offered by all of our laser systems. Towards the end of 2012, we introduced the TxCell Scanning Laser Delivery System, a durable delivery device which operates with our IQ 532 and IQ 577 laser consoles. The TxCell Scanning Laser Delivery System saves significant time in a variety of laser photocoagulation procedures by allowing physicians to deliver the laser in a multi-spot scanning mode, a more efficient method for these procedures than the traditional single spot mode, and facilitates the use of the laser console in MicroPulse mode. The majority of our recurring revenues come from the sale of laser probes and our current family of laser probes includes a wide variety of products in 20, 23 and 25 gauge for vitreoretinal surgery and glaucoma surgery.

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

Research and development expenses consist primarily of personnel costs and materials to support new product development; and regulatory expenses. Research and development costs have been expensed as incurred.

Sales and marketing expenses consist primarily of costs of personnel, sales commissions, travel expenses, advertising and promotional expenses.

General and administrative expenses consist primarily of costs of personnel, legal, accounting, the medical device tax and other public company costs, insurance and other expenses not allocated to other departments.

Results of Operations

The following table sets forth certain operating data as a percentage of revenues:

	Three Months Ended
	March 29, 2014	March 30, 2013
Revenues	100.0%	100.0%
Cost of revenues	51.1%	52.7%
Gross margin	48.9%	47.3%
Operating expenses:
Research and development	11.6%	11.1%
Sales and marketing	16.9%	18.2%
General and administrative	14.7%	13.3%
Proceeds from demutualization of insurance carrier	—%	(5.3)%
Total operating expenses	43.2%	37.3%
Income from operations	5.7%	10.0%
Other expense, net	0.9%	0.2%
Income from operations before provision for income taxes	4.8%	9.8%
Provision for income taxes	0.1%	0.1%
Net income	4.7%	9.7%

The following comparisons are between the three month periods ended March 29, 2014 and March 30, 2013:

Revenues.

(in thousands)	Three Months Ended March 29, 2014	Three Months Ended March 30, 2013	Change in $	Change in %
Systems – domestic	$1,670	$1,416	$254	17.9%
Systems – international	3,832	2,917	915	31.4%
Recurring revenues	4,827	4,540	287	6.3%
OEM	—	66	(66)	(100.0)%
Total revenues	$10,329	$8,939	$1,390	15.5%

Our total revenues increased $1.4 million or 15.5% from $8.9 million to $10.3 million, as a result of increases in both system sales and in our recurring revenues. The increase in system sales was due to an increase in sales of our IQ lasers that features MicroPulse and sales of our TxCell scanning delivery device. The increase in recurring revenues was attributable to the inclusion of sales generated by the independent sales force resulting from the Peregrine agreement, as well as an increase in royalties from our licensed distribution partner, Alcon, Inc. (“Alcon”). OEM sales have ceased as our OEM partner, Bausch & Lomb, Incorporated (“B&L”), has discontinued selling this product.

Gross Profit and Gross Margin.

Gross profit was $5.1 million for the quarter ended March 29, 2014 compared with $4.2 million for the comparable period a year earlier, an increase of $0.8 million or 19.5%. Gross margin was 48.9% for the quarter ended March 29, 2014 compared with 47.3% for the comparable period a year earlier, an increase of 1.6 percentage points. The increase in gross margins was due to improved direct margins as a result of improved pricing discipline and reduced product material costs and overhead efficiencies, which were partly offset by a change in channel mix with a higher proportion of sales being generated through our international distribution channel.

Gross margin is expected to continue to fluctuate due to changes in the relative proportions of domestic and international sales, the product mix of sales, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and a variety of other factors. See Item 1A. “Risk Factors - Factors That May Affect Future Results - ‘Our operating results may fluctuate from quarter to quarter and year to year.’”

Research and Development.

Research and development (“R&D”) expenses increased $0.2 million or 19.9% from $1.0 million to $1.2 million. The increase in spending was primarily attributable to the start of the IQ product platform cost reduction program and increases in other new product development that we anticipate running throughout 2014.

Sales and Marketing.

Sales and marketing expenses increased $0.1 million or 7.6% from $1.6 million to $1.7 million. The increase in spending was primarily due an increase in costs associated with the inclusion of our independent sales force resulting from the Peregrine agreement.

General and Administrative.

General and administrative expenses increased $0.3 million or 27.8% from $1.2 million to $1.5 million. The increase was primarily attributable to the inclusion of certain severance costs of $0.1 million and an increase in non-cash stock equity compensation charges of $0.1 million.

Proceeds from Demutualization of Insurance Carrier.

In January 2013, we received $0.5 million as a result of the demutualization of our product and liability insurance carrier. This was a one-time event.

Other Expense, Net.

For the three months ended March 29, 2014 and March 30, 2013, interest and other expense, net, consisted primarily of expense recorded for the re-measurement of the fair value of the contingent earn-out liabilities incurred as a result of the Company’s prior acquisitions. These amounts were $99 thousand and $19 thousand for the quarters ended March 29, 2014 and March 30, 2013, respectively.

Income Taxes.

For the three months ended March 29, 2014 and March 30, 2013, the Company recorded an income tax provision of $13 thousand and $5 thousand, respectively.

Liquidity and Capital Resources.

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of March 29, 2014, we had cash and cash equivalents of $14.0 million, working capital of $25.2 million compared to cash and cash equivalents of $13.4 million and working capital of $24.6 million as of December 28, 2013. The increase in cash and cash equivalents for the three months ended March 29, 2014, was generated primarily by income from operations of $0.5 million, plus the add back of $0.5 million for non-cash items, less changes in working capital of $0.4 million. We used $0.1 million on capital expenditures and $0.1 million on paying the contingent earn-out liability. Exercises of stock options generated $0.3 million and we spent $0.2 million purchasing stock under our stock repurchase program. See Item 2, Unregistered Sales of Equity Securities and Use of Proceeds in Part II, Other Information, for additional information.

Management is of the opinion that the Company’s current cash and cash equivalents together with our ability to generate cash flows from operations provide sufficient liquidity to operate for the next 12 months.

Contractual Obligations and Commitments.

Our contractual obligations and commitments as of March 29, 2014 are as follows:

		Payment Due by Period
(in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Operating lease payments	$996	$680	$302	$14	$0
Purchases commitments	3,276	1,026	1,500	750	0
Total obligations	$4,272	$1,706	$1,802	$764	$0

Our operating lease commitments consist primarily of our facility lease and various office and computer equipment leases.

Our purchase commitments consist primarily of non-cancellable purchase commitments with vendors to manufacture certain components and ophthalmic instrumentation.

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

Interest Rate Risk

Our exposure to interest rate risk as of March 29, 2014 is related to our cash equivalent holdings, which is nominal given the nature of our cash equivalent holdings. Since we have no fixed or variable interest rate debt outstanding, our interest expense is relatively fixed and not affected by changes in interest rates. In the event we issue any new debt in the future, increases in interest rates will increase the interest expense associated with the debt.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 29, 2014. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

If applicable, we have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K filed with the SEC on March 27, 2014.

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

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. For the first quarter of fiscal 2014, the trading price of our common stock fluctuated from a low of $7.77 per share to a high of $11.00 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the first fiscal quarter of 2014, our international ophthalmology sales were $5.6 million or 54.4% of total revenue. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. For our continuing ophthalmology business, none of our international revenues and costs has been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. Our international operations and sales are subject to a number of risks and potential costs, including:

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

Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued 26 United States patents and 17 foreign patents on the technologies related to our products and processes. We have 13 pending patent applications in the United States and 12 foreign pending patent applications that have been filed. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Patents have a limited lifetime and once a patent expires competition may increase.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended March 29, 2014.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
12/29/13 to 02/01/14	—	$—	—	2,574,065
02/02/14 to 03/01/14	—	$—	—	2,574,065
03/02/14 to 03/29/14	39,813	$8.69	39,813	2,228,152
Total	39,813	$8.69	39,813	2,228,152

(1)

On February 28, 2013, the Board of Directors announced a $3.0 million stock repurchase program expiring on February 28, 2014. On February 27, 2014, the Board of Directors approved the extension of the plan for an additional year. The above table reflects the repurchase of shares of our common stock in the open market or privately negotiated transactions during the first quarter of 2014 in accordance with the stock repurchase program. As of March 29, 2014, the Company has repurchased 114,838 shares for $771,848 under this program. Each repurchase was financed by available cash balances and cash from operations.

(2)	Average price paid per share of common stock repurchased represents the execution price, including commissions paid to brokers.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Exhibit Title

10.1(1)*	Restricted Stock Unit Award Agreement granted to William M. Moore on January 4, 2014 under the Company’s 2008 Equity Incentive Plan, as amended.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS †	XBRL Instance Document

101.SCH †	XBRL Taxonomy Extension Schema

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase

101.CAL †	XBRL Taxonomy Extension Definition Linkbase

101.LAB †	XBRL Taxonomy Extension Label Linkbase

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase
†	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.
*	Indicates a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on January 9, 2014.

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

IRIDEX Corporation (Registrant)

Date: May 5, 2014	By:	/s/ WILLIAM M. MOORE
		Name:	William M. Moore
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Exhibit Index

Exhibit No.	Exhibit Title

10.1(1)*	Restricted Stock Unit Award Agreement granted to William M. Moore on January 4, 2014 under the Company’s 2008 Equity Incentive Plan, as amended.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS †	XBRL Instance Document

101.SCH †	XBRL Taxonomy Extension Schema

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase

101.DEF †	XBRL Taxonomy Extension Definition Linkbase

101.LAB †	XBRL Taxonomy Extension Label Linkbase

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase
†	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.
*	Indicates a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on January 9, 2014.