Form 10-Q
period 2014-06-28
IRIDEX CORP
filed 2014-08-04
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

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

The number of shares of common stock, $0.01 par value, issued and outstanding as of July 21, 2014 was 9,875,400.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

IRIDEX Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share and per share data)

	June 28, 2014	December 28, 2013 (1)
ASSETS
Current assets:
Cash and cash equivalents	$12,862	$13,444
Accounts receivable, net of allowance for doubtful accounts of $243 as of June 28, 2014 and $207 as of December 28, 2013	7,259	7,345
Inventories	9,753	10,605
Prepaid expenses and other current assets	586	576
Total current assets	30,460	31,970
Property and equipment, net	720	543
Intangible assets, net	292	328
Goodwill	533	533
Other long-term assets	259	303
Total assets	$32,264	$33,677
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,008	$2,278
Accrued compensation	1,229	1,891
Accrued expenses	1,374	1,592
Accrued warranty	506	468
Deferred revenue	1,083	1,133
Total current liabilities	6,200	7,362
Long-term liabilities:
Other long-term liabilities	345	461
Total liabilities	6,545	7,823
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding 9,885,147 and 9,899,483 shares as of June 28, 2014 and as of December 28, 2013, respectively	106	104
Additional paid-in capital	39,750	40,671
Accumulated deficit	(14,137)	(14,921)
Total stockholders’ equity	25,719	25,854
Total liabilities and stockholders’ equity	$32,264	$33,677
(1)	Derived from the audited consolidated financial statements included in the Annual Report on Form 10-K filed with the SEC for the year ended December 28, 2013.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Total revenues	$10,589	$9,210	$20,918	$18,149
Cost of revenues	5,289	4,728	10,563	9,436
Gross profit	5,300	4,482	10,355	8,713
Operating expenses:
Research and development	1,306	884	2,500	1,880
Sales and marketing	2,056	1,846	3,804	3,471
General and administrative	1,538	1,237	3,054	2,423
Proceeds from demutualization of insurance carrier	—	—	—	(473)
Total operating expenses	4,900	3,967	9,358	7,301
Income from operations	400	515	997	1,412
Other expense, net	91	97	188	115
Income from operations before provision for income taxes	309	418	809	1,297
Provision for income taxes	12	3	25	8
Net income	$297	$415	$784	$1,289
Net income per share:
Basic	$0.03	$0.05	$0.08	$0.15
Diluted	$0.03	$0.04	$0.07	$0.13
Weighted average shares used in computing net income per common share
Basic	9,922	8,824	9,943	8,668
Diluted	10,411	10,005	10,469	9,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income	$297	$415	$784	$1,289
Other comprehensive income, net of tax	—	—	—	—
Comprehensive income	$297	$415	$784	$1,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended
	June 28, 2014	June 29, 2013
Operating activities:
Net income	$784	$1,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	203	240
Change in fair value of earn-out liability	191	91
Stock-based compensation expense	478	334
Provision for doubtful accounts	36	60
Changes in operating assets and liabilities:
Accounts receivable	50	(728)
Inventories	852	(905)
Prepaid expenses and other current assets	(10)	34
Other long-term assets	44	7
Accounts payable	(270)	468
Accrued compensation	(662)	(30)
Accrued expenses	(239)	(212)
Accrued warranty	38	4
Deferred revenue	(50)	14
Other long-term liabilities	(22)	—
Net cash provided by operating activities	1,423	666
Investing activities:
Acquisition of property and equipment	(344)	(72)
Payment on earn-out liability	(264)	(198)
Net cash used in investing activities	(608)	(270)
Financing activities:
Proceeds from stock option exercises	849	814
Repurchase of common stock	(2,246)	(76)
Payment of legal costs in connection with tender offer	—	(40)
Net cash (used in) provided by financing activities	(1,397)	698

Net cash provided by investing activities from discontinued operations	—	510
Net cash provided by discontinued operations	—	510
Net (decrease) increase in cash and cash equivalents	(582)	1,604
Cash and cash equivalents, beginning of period	13,444	11,901
Cash and cash equivalents, end of period	$12,862	$13,505
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$47	$1
Supplemental non-cash financing activities:
Preferred stock conversion into common stock	$—	$5

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, which was filed with the Securities and Exchange Commission (“SEC”) on March 27, 2014. The results of operations for the three and six months ended June 28, 2014 are not necessarily indicative of the results for the year ending December 27, 2014 or any future interim period.

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

A reconciliation of the changes in the Company’s deferred revenue balance for the six months ended June 28, 2014 and June 29, 2013 is as follows:

	Six Months Ended
(in thousands)	June 28, 2014	June 29, 2013
Balance, beginning of period	$1,133	$1,004
Additions to deferral	636	646
Revenue recognized	(686)	(632)
Balance, end of period	$1,083	$1,018

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

A reconciliation of the changes in the Company’s warranty liability for the six months ended June 28, 2014 and June 29, 2013 is as follows:

	Six Months Ended
(in thousands)	June 28, 2014	June 29, 2013
Balance, beginning of period	$468	$453
Accruals for product warranties	134	114
Cost of warranty claims and adjustments	(96)	(110)
Balance, end of period	$506	$457

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

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”), FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual and interim periods beginning after December 15, 2016. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

3. Inventories

The components of the Company’s inventories as of June 28, 2014 and December 28, 2013 are as follows:

(in thousands)	June 28, 2014	December 28, 2013
Raw materials	$4,678	$5,922
Work in process	1,460	976
Finished goods	3,615	3,707
Total inventories	$9,753	$10,605

4. Goodwill and Intangible Assets

Goodwill.

The carrying value of goodwill was $0.5 million as of June 28, 2014 and December 28, 2013.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. If, after assessing the totality of circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the two-step impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value. However, an entity also has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test during the second quarter ended June 28, 2014 and determined that its goodwill was not impaired.

Intangible Assets.

The following table summarizes the components of gross and net intangible asset balances:

	June 28, 2014			December 28, 2013
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Life
Patents	$720	$600	$120	$720	$572	$148	Varies
Customer relations	240	68	172	$240	60	180	11.0 years
	$960	$668	$292	$960	$632	$328

Amortization expense totaled $36 thousand and $117 thousand for the six months ended June 28, 2014 and June 29, 2013, respectively.

The amortization of customer relations was charged to sales and marketing expense and the amortization of patents was charged to cost of revenues.

Future estimated amortization expense (in thousands):
2014 (six months)	$8
2015	30
2016	52
2017	86
2018	16
Thereafter	100
Total	$292

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of June 28, 2014 and December 28, 2013, approximate fair value because of the short maturity of these instruments.

As of June 28, 2014 and December 28, 2013, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows:

	June 28, 2014				December 28, 2013
	Fair Value Measurements				Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$12,245	—	—	$12,245	$12,742	—	—	$12,742
Liabilities:
Earn-out liability	—	—	$551	$551	$—	—	$624	$624

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

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of June 28, 2014.

As of June 28, 2014	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Weighted Average (range)
Earn-out liability	$551	Discounted cash flow	Projected royalties (in thousands)	$1,544 ($414 - $1,810)
			Discount rate	21.74% (20.50% - 27.00%)

A reconciliation of the changes in the Company’s earn-out liability (Level 3 liability) for the six months ended June 28, 2014 and June 29, 2013 is as follows:

	Six Months Ended
(in thousands)	June 28, 2014	June 29, 2013
Balance at the beginning of the period	$624	$652
Payments against earn-out	(264)	(198)
Change in fair value of earn-out liability	191	91
	$551	$545

The earn-out liability is included in accrued expenses and other long-term liabilities in the condensed consolidated balance sheets. Any change in the fair value adjustment is recorded to other expense in the condensed consolidated statements of operations.

6. Stock Based Compensation

2008 Equity Incentive Plan

For the six months ended June 28, 2014, the only active share-based compensation plan was the 2008 Equity Incentive Plan (the “Incentive Plan”). The terms of awards granted during the six months ended June 28, 2014 were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 28, 2013.

Summary of Stock Options

The following table summarizes information regarding activity in our stock option plan during the six months ended June 28, 2014:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding as of December 28, 2013	1,102,842	$3.97
Granted	127,500	$8.72
Exercised	(209,610)	$4.05
Canceled or forfeited	(25,696)	$6.28
Outstanding as of June 28, 2014	995,036	$4.50	$3,821

The weighted average grant date fair value of the options granted under the Company’s stock plans as calculated using the Black-Scholes option-pricing model was $4.09 and $2.89 per share for the three months ended June 28, 2014 and June 29, 2013, respectively. The weighted-average grant date fair value of the options granted under the Company’s stock plans as calculated using the Black-Scholes option-pricing model was $4.09 and $3.00 per share for the six months ended June 28, 2014 and June 29, 2013, respectively.

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards (options) with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 20143	June 29, 2013
Average risk free interest rate	1.45%	1.31%	1.48%	0.83%
Expected life (in years)	4.5 years	4.5 years	4.5 years	4.5 years
Dividend yield	—%	—%	—%	—%
Average volatility	55%	79%	57%	84%

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

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended June 28, 2014 and June 29, 2013:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Cost of revenues	$39	$29	$73	$51
Research and development	26	16	48	36
Sales and marketing	28	28	60	50
General and administrative	141	100	297	197
	$234	$173	$478	$334

Approximately $15 thousand and $11 thousand of the stock-based compensation recognized was capitalized into inventory as a component of overhead for the quarters ended June 28, 2014 and June 29, 30, 2013, respectively.

Information regarding stock options outstanding, vested and expected to vest and exercisable as of June 28, 2014 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Options outstanding	995,036	$4.50	4.03	$3,821
Options vested and expected to vest	926,071	$4.38	3.88	$3,662
Options exercisable	564,581	$3.58	2.69	$2,655

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of June 27, 2014, that would have been received by option holders had all option holders exercised their stock options as of that date. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the six months ended June 28, 2014 and June 29, 2013 was approximately $566 thousand and $445 thousand, respectively.

As of June 28, 2014, there was $1.6 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested share-based compensation arrangements under the Incentive Plan. The cost is expected to be recognized over a weighted average period of 2.79 years.

Summary of Restricted Stock Units and Awards

Information regarding the restricted stock units activity for the six months ended June 28, 2014 is summarized below:

Number of Shares
Outstanding as of December 28, 2013	269,259
Restricted stock units granted	50,000
Restricted stock units released	(36,250)
Outstanding as of June 28, 2014	283,009

On January 4, 2014, the Company granted a restricted stock unit award for up to 50,000 shares of the Company’s common stock (the “Market Performance Award”) under the terms of the Company’s 2008 Equity Incentive Plan, as amended, to the Company’s President and Chief Executive Officer. The number of shares issuable pursuant to the Market Performance Award will be based upon the Company’s calculated stock price (average stock price performance during the two months prior to and two months following the date the service condition is met, or the fair market value of the Company’s common stock in the event vesting is triggered by a change of control of the Company). The Market Performance Award is expected to vest on December 31, 2014, given that no other vesting triggers occur prior to that date. To the extent that the market condition is not met, the Market Performance Award will not vest and will be cancelled. None of the restricted stock units will vest if the calculated stock price is less than $11.00 per share. Since the market conditions will affect the vesting of the Market Performance Award, the Company cannot use the Black-Scholes option-pricing model to value the award; instead, a binomial model must be used. The Company utilized the Monte Carlo simulation technique, which incorporated assumptions for the expected holding period, risk-free interest rate, stock price volatility and dividend yield. Compensation expense is recognized ratably until such time as the market condition is satisfied. The grant date fair value for restricted stock units awarded during the six month period was $234 thousand. The weighted average stock price on the date of grant for restricted stock units awarded during the six month period was $4.67 per share.

There were no restricted stock awards granted, vested and forfeited for the six months ended June 28, 2014.

Stock Repurchase Program

In February 2013, the Board of Directors approved a new one year $3.0 million stock repurchase program that replaced the prior two year $4.0 million stock repurchase program. On February 27, 2014, the Board of Directors approved the extension of the plan for an additional year. For the six months ended June 28, 2014, the Company has purchased 260,196 shares at an average price of $8.63 per share. As of June 28, 2014, the Company still has the authorization to purchase up to $328 thousand in common shares under the stock repurchase program. See Item 2, Unregistered Sales of Equity Securities and Use of Proceeds in Part II, Other Information, for additional information.

7. Income Taxes

Provision for Income Tax

The Company calculates its interim tax provision in accordance with the provisions of ASC 740-270, “Income Taxes; Interim Reporting”. For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur. The Company recorded a provision for income taxes of $25 thousand for the six months ended June 28, 2014 and $8 thousand for the six months ended June 29, 2013.

Deferred Income Taxes

The Company accounts for income taxes in accordance with ASC topic 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 28, 2013, the Company had a deferred tax asset of approximately $10.0 million which is fully offset by a valuation allowance. If realized, the asset will be reflected on the Company’s balance sheet and the reversal of the corresponding valuation allowance will result in a tax benefit being recorded in the statement of operations in the respective period. No additional deferred income tax has been recorded during the quarter.

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

Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares, plus the weighted average common stock equivalents outstanding during the period. The Company excludes options from the computation of diluted weighted average shares outstanding if the exercise price of the options is greater than the average market price of the shares because the inclusion of these options would be anti-dilutive to earnings per share. Accordingly, for the three months ended June 28, 2014 and June 29, 2013, respectively, stock options to purchase 123,393 and 539,230 shares were excluded from the computation of diluted weighted average shares outstanding. For the six months ended June 28, 2014 and June 29, 2013, respectively, stock options to purchase 91,448 and 574,656 shares were excluded from the computation of diluted weighted average shares outstanding.

A reconciliation of the numerator and denominator of basic and diluted net income per common share is provided as follows:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Numerator:
Net income	$297	$415	$784	$1,289

Denominator:
Weighted average shares of common stock (basic)	9,922	8,824	9,943	8,668
Effect of dilutive preferred shares	—	792	—	895
Effect of dilutive stock options	312	273	341	267
Effect of dilutive contingent shares	177	116	185	73
Weighted average shares of common stock (diluted)	10,411	10,005	10,469	9,903

Per share data:
Basic income per share	$0.03	$0.05	$0.08	$0.15
Diluted income per share	$0.03	$0.04	$0.07	$0.13

9. Business Segments

The Company operates in one segment, ophthalmology. The Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service and support activities.

Revenue information shown by geographic region, based on the location at which each sale originates, is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
United States	$5,984	$4,962	$10,689	$9,171
Europe	2,273	1,628	4,576	3,601
Rest of Americas	771	941	1,609	1,791
Asia/Pacific Rim	1,561	1,679	4,044	3,586
	$10,589	$9,210	$20,918	$18,149

Revenues are attributed to countries based on location of end customers. No individual country accounted for more than 10% of the Company’s sales for the three and six month periods, except for the United States, which accounted for 56.5% and 53.9% of sales for the three month period ended June 28, 2014 and June 29, 2013, respectively. For the six month period ended June 28, 2014 and June 29, 2013, the United States accounted for 51.1% and 50.5% of sales, respectively.

No one customer accounted for more than 10% of total revenues for the three and six month periods ended June 28, 2014 and June 29, 2013, respectively.

No one customer accounted for more than 10% of accounts receivable balance as of June 28, 2014. No one customer accounted for more than 10% of accounts receivable balance as of June 29, 2013.

10. Subsequent Events

The Company has evaluated subsequent events and has concluded that no subsequent events that require disclosure in the financial statements have occurred since the quarter ended June 28, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to our anticipated levels of future sales; our operating results and long term growth; market acceptance and adoption of our products and our outlook for system sales; our gross margin goals and performance; the success of our efforts to reduce costs and manage cash flows; general economic conditions and levels of international sales; corporate strategy; effects of seasonality; inspections by the Food and Drug Administration (“FDA”) ; our current and future liquidity and capital requirements; levels of future investment in research and development and sales and marketing efforts; and our product distribution strategies with Alcon, Inc. and Peregrine Surgical Ltd. In some cases, forward-looking statements can be identified by terminology, such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including as a result of the factors set forth under “Factors That May Affect Future Operating Results” and other risks detailed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2014 and detailed from time to time in our reports filed with the Securities and Exchange Commission. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report on Form 10-Q. We undertake no obligation to update such forward-looking statements to reflect events or circumstances occurring after the date of this report.

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

We manage and evaluate our business in one reporting segment – ophthalmology. We break down this segment by geography –  Domestic (U.S.) and International (the rest of the world). In addition, we review trends by laser system sales (consoles and durable delivery devices) and recurring sales (single use consumable laser probes and other associated instrumentation (“consumables”) and service and support).

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

In March 2013, the Company entered into a global distribution and supply agreement with Peregrine Surgical Ltd. (“Peregrine”) which commenced on April 1, 2013. Under the agreement, IRIDEX became a worldwide distributor for Peregrine labeled products and Peregrine became part of the IRIDEX supply chain. In addition, IRIDEX assumed responsibility for Peregrine’s independent sales force, which consisted of 10 representatives who sell the Peregrine products domestically. The Peregrine products consist of laser probes and other associated instrumentation and are a logical fit within our existing product portfolio. The ultimate objective is to have all of our channels both domestically and internationally sell both IRIDEX and Peregrine labeled consumable products.

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

Results of Operations

The following table sets forth certain operating data as a percentage of revenues:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenues	100.0%	100.00%	100.0%	100.0%
Cost of revenues	50.0%	51.3%	50.5%	52.0%
Gross margin	50.0%	48.7%	49.5%	48.0%
Operating expenses:
Research and development	12.3%	9.6%	12.0%	10.4%
Sales and marketing	19.5%	20.1%	18.2%	19.1%
General and administrative	14.5%	13.4%	14.6%	13.4%
Proceeds from demutualization of insurance carrier	—%	—%	—%	(2.6)%
Total operating expenses	46.3%	43.1%	44.8%	40.3%
Income from operations	3.7%	5.6%	4.7%	7.7%
Other expense, net	0.8%	1.1%	0.9%	0.6%
Income from operations before provision for income taxes	2.9%	4.5%	3.8%	7.1%
Provision for income taxes	0.1%	0.0%	0.1%	0.0%
Net income	2.8%	4.5%	3.7%	7.1%

The following comparisons are between the three month periods ended June 28, 2014 and June 29, 2013:

Revenues.

(in thousands)	Three Months Ended June 28, 2014	Three Months Ended June 29, 2013	Change in $	Change in %
Systems – domestic	$2,857	$1,555	$1,302	83.7%
Systems – international	2,940	2,763	177	6.4%
Recurring revenues	4,792	4,801	(9)	(0.2)%
OEM	—	91	(91)	(100.0)%
Total revenues	$10,589	$9,210	$1,379	15.0%

Our total revenues increased $1.4 million, or 15.0%, from $9.2 million to $10.6 million as a result of increased sales of our IQ lasers that feature MicroPulse and increased sales of our TxCell scanning delivery device. The outlook for our system sales continues to look positive as a result of increased global adoption of our Fovea-Friendly MicroPulse laser therapy for the treatment of retinal diseases and glaucoma. Our recurring revenues remained level at $4.8 million. OEM sales have ceased as our OEM partner, B&L, has discontinued selling this product.

Gross Profit and Gross Margin.

Gross profit was $5.3 million compared with $4.5 million, an increase of $0.8 million or 18.3%. Gross margin was 50.0% compared with 48.7%, an increase of 1.3 percentage points. Increased revenues generated increased overhead efficiencies which contributed 1.8% improvement and direct margins contributed 0.2%; even though the strong growth in system sales reduced the proportion of higher margin recurring revenue as a percentage of overall revenues from 52.1% to 45.3%. These gains were offset by a shift in manufacturing variances which reduced gross margin by 0.7%.

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

Research and Development.

Research and development (“R&D”) expenses increased $0.4 million, or 47.7%, from $0.9 million to $1.3 million. The increase in spending was attributable to an increase in investments associated with the IQ product platform cost reduction program and increases in other new product development activities, and an increase in headcount and associated costs.

Sales and Marketing.

Sales and marketing expenses increased $0.2 million, or 11.4%, from $1.8 million to $2.1 million. The increase in spending was attributable to an increase in commissions as a result of increased sales, an increase in headcount and related costs as we filled in vacant sales territories and added to our marketing headcount, and an increase in trade show expenses.

General and Administrative.

General and administrative expenses increased $0.3 million, or 24.3%, from $1.2 million to $1.5 million. The increase in spending was attributable to an increase in legal costs as result of compliance and filing related to the conflict minerals disclosure requirements, an increase in non-cash stock-based compensation charges and an increase in medical device tax as result of increased sales.

Other Expense, Net.

Other expense, net amounted to $91 thousand and $97 thousand and consisted primarily of additional expense recorded for the fair value re-measurement of the contingent earn-out liabilities incurred as a result of our prior acquisitions.

Income Taxes.

The Company recorded an income tax provision of $12 thousand and $3 thousand, respectively and is benefiting from the release of our deferred tax valuation allowance.

The following comparisons are between the six months ended June 28, 2014 and June 29, 2013:

Revenues.

(in thousands)	Six Months Ended June 28, 2014	Six Months Ended June 29, 2013	Change in $	Change in %
Systems – domestic	$4,527	$2,971	$1,556	52.4%
Systems – international	6,772	5,680	1,092	19.2%
Recurring revenues	9,619	9,341	278	3.0%
OEM	—	157	(157)	(100.0)%
Total revenues	$20,918	$18,149	$2,769	15.3%

Our total revenues increased $2.8 million, or 15.3%, from $18.1 million to $20.9 million. The increase in system sales is a result of increased sales of our IQ lasers that feature MicroPulse and increased sales of our TxCell scanning delivery device. The outlook for our system sales continues to look positive as a result of increased global adoption of our Fovea-Friendly MicroPulse laser therapy for the treatment of retinal diseases and glaucoma. The increase in recurring revenues is a result of the inclusion of sales generated by our independent sales force, and an increase in sales of our licensed GreenTip product by our distribution partner, Alcon. OEM sales have ceased as our OEM partner, B&L, has discontinued selling this product.

Gross Profit and Gross Margin.

Gross profit was $10.4 million compared with $8.7 million, an increase of $1.6 million or 18.8%. Gross margin was 49.5% compared with 48.0%, an increase of 1.5 percentage points. Increased revenues generated increased overhead efficiencies which contributed 1.9% improvement and direct margins contributed 0.5%; even though the strong growth in system sales reduced the proportion of higher margin recurring revenue as a percentage of overall revenues from 51.5% to 46.0%. These gains were offset by a shift in manufacturing variances which reduced gross margin by 0.9%.

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

Research and Development.

R&D expenses increased $0.6 million, or 33.0%, from $1.9 million to $2.5 million. The increase in spending was attributable to investments in the IQ product platform cost reduction program and increases in other new product development activities, and an increase in headcount and associated costs. We anticipate continuing these levels of expenditures until these programs are completed.

Sales and Marketing.

Sales and marketing expenses increased $0.3 million, or 9.6%, from $3.5 million to $3.8 million. The increase in spending was primarily attributable to an increase in commissions as a result of increased sales, an increase in headcount and related costs, and an increase in trade show spending. We anticipate continued increases in our sales and marketing spending to drive increased sales.

General and Administrative.

General and administrative expenses increased $0.6 million, or 26.0%, from $2.4 million to $3.1 million. The increase in spending was primarily attributable to an increase in legal costs as result of compliance and filing related to the conflict minerals disclosure requirements, an increase in non-cash stock-based compensation charges, an increase in severance costs, and an increase in medical device tax as result of increased sales. We anticipate expenditures to continue at these levels for the near term with a longer term goal of reducing these expenditures as a percentage of revenues.

Proceeds from Demutualization of Insurance Carrier.

In January 2013, we received $0.5 million as a result of the demutualization and acquisition of our product and liability insurance carrier.

Other Expense, Net.

Other expense, net amounted to $188 thousand and $115 thousand and consisted primarily of additional expense recorded for the fair value re-measurement of the contingent earn-out liabilities incurred as a result of our prior acquisitions.

Income Taxes.

For the six months ended June 28, 2014 and June 29, 2013, the Company recorded an income tax provision of $25 thousand and $8 thousand, respectively, and is benefiting from the release of our deferred tax valuation allowance.

Liquidity and Capital Resources.

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of June 28, 2014, we had cash and cash equivalents of $12.9 million, working capital of $24.3 million compared to cash and cash equivalents of $13.4 million and working capital of $24.6 million as of December 28, 2013. For the six months ended June 28, 2014, net cash of $1.4 million was provided by operating activities, which was generated primarily by income from operations of $0.8 million and the add back of non-cash items of $0.9 million, partially offset by changes in operating assets by $0.3 million. We used $0.6 million net cash in investing activities; $0.3 million on capital expenditures and $0.3 million on paying the contingent earn-out liability. We used $1.4 million net cash in financing activities; we spent $2.2 million to purchase stock under our stock repurchase program, which was partially offset by $0.8 million generated from exercises of stock options. See Item 2, Unregistered Sales of Equity Securities and Use of Proceeds in Part II, Other Information, for additional information.

Management is of the opinion that the Company’s current cash and cash equivalents together with our ability to generate cash flows from operations provide sufficient liquidity to operate for the next 12 months.

Contractual Obligations and Commitments.

Our contractual obligations and commitments as of June 28, 2014 are as follows:

		Payment Due by Period
(in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Operating lease payments	$753	$615	$138	$—	$—
Purchases commitments	8,227	6,122	1,355	750	—
Total obligations	$8,980	$6,737	$1,493	$750	$—

Our operating lease commitments consist primarily of our facility lease and various office and computer equipment leases.

Our purchase commitments consist primarily of non-cancellable purchase commitments with vendors to manufacture certain components and ophthalmic instrumentation.

Off-Balance Sheet Arrangements.

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

Interest Rate Risk.

Our exposure to interest rate risk as of June 28, 2014 is related to our cash equivalent holdings, which is nominal given the nature of our cash equivalent holdings. Since we have no fixed or variable interest rate debt outstanding, our interest expense is relatively fixed and not affected by changes in interest rates. In the event we issue any new debt in the future, increases in interest rates will increase the interest expense associated with the debt.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 28, 2014. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our sales and operating results may vary significantly from quarter to quarter and from year to year in the future. Our operating results are affected by a number of factors, many of which are beyond our control. Factors contributing to these fluctuations include the following:

—	general economic uncertainties and political concerns;
—	the timing of the introduction and market acceptance of new products, product enhancements and new applications;
—	changes in demand for our existing line of ophthalmology products;
—

the cost and availability of components and subassemblies, including the willingness and ability of our sole or limited source suppliers to timely deliver components at the times and prices that we have planned;

—	our ability to maintain sales volumes at a level sufficient to cover fixed manufacturing and operating costs;
—	fluctuations in our product mix within ophthalmology products and foreign and domestic sales;
—	the effect of regulatory approvals and changes in domestic and foreign regulatory requirements;
—

introduction of new products, product enhancements and new applications by our competitors, including new drugs, entry of new competitors into our markets, pricing pressures and other competitive factors;

—	our long and highly variable sales cycle;
—	changes in the prices at which we can sell our products, including the impact of changes in exchange rates;
—	changes in customers’ or potential customers’ budgets as a result of, among other things, reimbursement policies of government programs and private insurers for treatments that use our products; and
—	increased product innovation costs.

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

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. For the first six months of fiscal 2014, the trading price of our common stock fluctuated from a low of $7.64 per share to a high of $11.00 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

We currently market visible and infrared medical laser systems and delivery devices to the ophthalmology market. We believe that continued and increased sales, if any, of these medical laser systems is dependent upon a number of factors including the following:

—	acceptance of product performance, features, ease of use, scalability and durability, including with respect to our MicroPulse laser photocoagulation systems;
—	recommendations and opinions by ophthalmologists, other clinicians, and their associated opinion leaders;
—	clinical study outcomes;
—

price of our products and prices of competing products and technologies particularly in light of the current macro-economic environment where healthcare systems and healthcare operators are becoming increasingly price sensitive;

—	availability of competing products, technologies and alternative treatments; and
—	level of reimbursement for treatments administered with our products.

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

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the second fiscal quarter of 2014, our international sales were $4.6 million, or 43.5%, of total revenue. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. None of our international revenues and costs has been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. Our international operations and sales are subject to a number of risks and potential costs, including:

—	impact of recessions in global economies and availability of credit;
—	impact of international conflicts, terrorist and military activity, civil unrest;
—	fluctuations in foreign currency exchange rates;
—	foreign certification requirements, including continued ability to use the “CE” mark in Europe, and other local regulatory requirements;
—	performance of our international channel of distributors;
—	longer accounts receivable collection periods;
—	differing local product preferences and product requirements;
—	cultural differences;
—	changes in foreign medical reimbursement and coverage policies and programs;
—	political and economic instability;
—	reduced or limited protections of intellectual property rights in jurisdictions outside the United States;
—	potentially adverse tax consequences; and
—	multiple protectionist, adverse and changing foreign governmental laws and regulations.

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

We depend on both clinical and commercial collaborative relationships. We have entered into collaborative relationships with academic medical centers and physicians in connection with the research and innovation and clinical testing of our products. Commercially, we currently have a distribution and licensing agreement with Alcon for our GreenTip SoftTip Cannula. Sales of and royalties from the GreenTip Soft Tip Cannula are dependent upon the sales performance of Alcon, which depends on their efforts and is beyond our control. Historically, we have collaborated with Bausch & Lomb, Incorporated (“B&L”) to design and manufacture a solid-state green wavelength (532nm) laser photocoagulator module for B&L, called the Millennium Endolase module. Subsequent to our fiscal year 2013, our sales of Millennium Endolase module to B&L ceased as B&L discontinued selling their product that included the laser photocoagulator module. The failure to obtain any additional future clinical or commercial collaborations and the resulting failure or success of such arrangements of any current or future clinical or commercial collaboration relationships could have a material adverse effect on our ability to introduce new products or applications and therefore could have a material adverse effect on our business, results of operations and financial condition.

While we devote significant resources to research and development, our research and development may not lead to new products that achieve commercial success.

Our ability to generate incremental revenue growth will depend, in part, on the successful outcome of research and development activities, including clinical trials that lead to the development of new products and new applications using our products. Our research and development process is expensive, prolonged, and entails considerable uncertainty. Due to the complexities and uncertainties associated with ophthalmic research and development, products we are currently developing may not complete the development process or obtain the regulatory approvals required to market such products successfully. The products currently in our development pipeline may not be approved by regulatory entities and may not be commercially successful, and our current and planned products could be surpassed by more effective or advanced products of current or future competitors. Therefore, even if we are able to successfully develop enhancements or new generations of our products, these enhancements or new generations of products may not produce revenue in excess of the costs of development and they may be quickly rendered obsolete by changing customer preferences or the introduction by our competitors of products embodying new technologies or features.

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

Since 1989, we have completed 6 acquisitions. As part of our growth strategy we seek to acquire businesses or product lines for various reasons, including adding new products, adding new customers, increasing penetration with existing customers, adding new manufacturing capabilities or expanding into new geographic markets. Our ability to successfully grow through acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financings. These efforts could divert the attention of our management and key personnel from our business operations. If we complete future acquisitions, we may also experience:

—	difficulties integrating any acquired products into our existing business;
—	delays in realizing the benefits of the acquired products;
—	diversion of our management’s time and attention from other business concerns;
—	adverse customer reaction to the product acquisition; and
—	increases in expenses.

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

Our ability to sell our products and generate revenues depends upon our direct and independent sales forces within the United States and relationships with independent distributors outside the United States. Currently our direct and independent sales forces within the United States consists of approximately 11 employees and 11 independent representatives, respectively. We maintain relationships with approximately 70 independent distributors internationally selling our products into over 100 countries, managed by a team of 5 people. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are entirely dependent on the efforts of these third parties. If any distributor breaches the terms of its distribution agreement with us or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory would be adversely affected.

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

Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued 25 United States patents and 17 foreign patents on the technologies related to our products and processes. We have 15 pending patent applications in the United States and 15 foreign pending patent applications that have been filed. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Patents have a limited lifetime and once a patent expires competition may increase.

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

Our future success depends upon the continued service of our key management, technical, sales and other critical personnel. Our officers and other key personnel are employees-at-will, and we cannot assure you that we will be able to retain them. Key personnel have left our Company in the past, and there likely will be additional departures of key personnel from time to time in the future. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of Company initiatives and the results of our operations. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain highly qualified personnel. Competition for qualified personnel in our industry and the San Francisco Bay Area, as well as other geographic markets in which we recruit is intense and characterized by increasing salaries, which may increase our operating expenses or hinder our ability to recruit qualified candidates. In addition, the integration of replacement personnel could be time consuming, may cause additional disruptions to our operations and may be unsuccessful.

If we fail to accurately forecast demand for our product and component requirements for the manufacture of our product, we could incur additional costs or experience manufacturing delays and may experience lost sales or significant inventory carrying costs.

We use quarterly and annual forecasts based primarily on our anticipated product orders to plan our manufacturing efforts and determine our requirements for components and materials. It is very important that we accurately predict both the demand for our product and the lead times required to obtain the necessary components and materials. Lead times for components vary significantly and depend on numerous factors, including the specific supplier, the size of the order, contract terms and current market demand for such components. If we overestimate the demand for our product, we may have excess inventory, which would increase our costs. If we underestimate demand for our product and consequently our component and materials requirements, we may have inadequate inventory, which could interrupt our manufacturing, delay delivery of our product to our customers and result in the loss of customer sales. Any of these occurrences would negatively impact our business and operating results.

We depend on sole source or limited source suppliers.

We rely on third parties to manufacture substantially all of the components used in our products, including optics, laser diodes and crystals. We have some long term or volume purchase agreements with our suppliers and currently purchase components on a purchase order basis. Some of our suppliers and manufacturers are sole or limited sources. In addition, some of these suppliers are relatively small private companies whose operations may be disrupted or discontinued at any time. There are risks associated with the use of independent manufacturers, including the following:

—	unavailability of shortages or limitations on the ability to obtain supplies of components in the quantities that we require;
—	delays in delivery or failure of suppliers to deliver critical components on the dates we require;
—	failure of suppliers to manufacture components to our specifications and potentially reduced quality; and
—	inability to obtain components at acceptable prices.

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

We face manufacturing risks.

The manufacture of our infrared and visible laser consoles and the related delivery devices is a highly complex and precise process. We assemble critical subassemblies and substantially all of our final products at our facility in Mountain View, California. We may experience manufacturing difficulties, quality control issues or assembly constraints particularly with regard to new products that we may introduce. If our sales increase substantially we may need to increase our production capacity and may not be able to do so in a timely, effective or cost efficient manner. We may not be able to manufacture sufficient quantities of our products, which may require that we qualify other manufacturers for our products. Furthermore, we may experience delays, disruptions, capacity constraints or quality control problems in our manufacturing operations and as a result, product shipments to our customers could be delayed, which could result in loss of customers, damage to our reputation, increased expenses and decreased net revenues.

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

The medical devices that we market and manufacture are subject to extensive regulation by the FDA and by foreign and state governments. Under the FDA Act and the related regulations, the FDA regulates the design, development, clinical testing, manufacture, labeling, sale, distribution and promotion of medical devices. Before a new device can be introduced into the market, the product must undergo rigorous testing and an extensive regulatory review process implemented by the FDA under federal law. Unless otherwise exempt, a device manufacturer must obtain market clearance through either the 510(k) premarket notification process or the extensive premarket approval application process. Depending upon the type, complexity and novelty of the device and the nature of the disease or disorder to be treated, the FDA process can take several years, require extensive clinical testing and result in significant expenditures. Even if regulatory approval is obtained, later discovery of previously unknown safety issues may result in restrictions on the product, including withdrawal of the product from the market. Other countries also have extensive regulations regarding clinical trials and testing prior to new product introductions. Our failure to obtain government approvals or any delays in receipt of such approvals would have a material adverse effect on our business, results of operations and financial condition.

The FDA imposes additional regulations on manufacturers of approved medical devices. We are required to comply with the applicable Quality System regulations and our manufacturing facilities are subject to ongoing periodic inspections by the FDA and corresponding state agencies, including unannounced inspections and must be licensed as part of the product approval process before being utilized for commercial manufacturing. Noncompliance with the applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, withdrawal of marketing approvals, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device we manufacture or distribute. Any of these actions by the FDA would materially and adversely affect our ability to continue operating our business and the results of our operations.

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

The clinical trials required to obtain regulatory approvals for our products are complex and expensive and their outcomes are uncertain. When we do embark upon clinical trials, we incur substantial expense for, and devote significant time to, these trials but cannot be certain that the trials will ever result in the commercial sale of a product. We may suffer significant setbacks in clinical trials even after earlier clinical trials showed promising results. Any of our products may produce undesirable side effects that could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a product candidate. We, or a regulatory authority such as the FDA may suspend or terminate clinical trials at any time if they or we believe the trial participants face unacceptable health risks.

If we fail to comply with the FDA’s quality system regulation and laser performance standards, our manufacturing operations could be halted and our business would suffer.

We are currently required to demonstrate and maintain compliance with the FDA’s Quality System Regulation (“QSR”). The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. As our products involve the use of lasers, our products also are covered by a performance standard for lasers set forth in FDA regulations. The laser performance standard imposes specific record-keeping, reporting, product testing and product labeling requirements. These requirements include affixing warning labels to laser products, as well as incorporating certain safety features in the design of laser products. The FDA enforces the QSR and laser performance standards through periodic unannounced inspections. We have been, and anticipate in the future being, subject to such inspections. Our failure to take satisfactory corrective action in response to an adverse QSR inspection or our failure to comply with applicable laser performance standards could result in enforcement actions, including a public warning letter, a shutdown of our manufacturing operations, a recall of our products, civil or criminal penalties, or other sanctions, such as those described in the risk factor above, which would cause our sales and business to suffer.

If we modify one of our FDA approved devices, we may need to seek reapproval, which, if not granted, would prevent us from selling our modified products or cause us to redesign our products.

Any modifications to an FDA cleared device that would significantly affect its safety or effectiveness or that would constitute a major change in its intended use would require a new 510(k) clearance or possibly a premarket approval. We may not be able to obtain additional 510(k) clearances or premarket approvals for new products or for modifications to, or additional indications for, our existing products in a timely fashion or at all. Delays in obtaining future clearances would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenues and future profitability. We have made modifications to our devices in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing the modified devices, which could harm our operating results and require us to redesign our products.

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

Laser systems are inherently complex in design and require ongoing regular maintenance. The manufacture of our lasers, laser products and systems involves a highly complex and precise process. As a result of the technical complexity of our products, changes in our manufacturing processes or that of our suppliers’ or the inadvertent use of defective materials by us or our suppliers could result in a material adverse effect on our ability to achieve acceptable manufacturing yields and product reliability. To the extent that we do not achieve such yields or product reliability, our business, operating results, financial condition and customer relationships would be adversely affected. We provide warranties on certain of our product sales, and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires us to make estimates of failure rates and expected costs to repair or replace the products under warranty. We currently establish warranty reserves based on historical warranty costs. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of revenues may be required in future periods.

Our customers may discover defects in our products after the products have been fully deployed and operated under peak stress conditions. In addition, some of our products are combined with products from other vendors, which may contain defects. As a result, should problems occur, it may be difficult to identify the source of the problem. If we are unable to identify and fix defects or other problems, we could experience, among other things:

—	loss of customers;
—	increased costs of product returns and warranty expenses;
—	damage to our brand reputation;
—	failure to attract new customers or achieve market acceptance;
—	diversion of development and engineering resources; and
—	legal actions by our customers.

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

* If we fail to comply with environmental requirements, our business, financial condition, operating results and reputation could be adversely affected.

We are subject to various environmental laws and regulations including laws governing the hazardous material content of our devices and products and laws relating to the collection of and recycling of electrical and electronic equipment. Examples of these laws and regulations include the EU Restrictions of Hazardous Substances Directive (the “RoHS Directive”), as well as the implementing legislation of the EU member states. Under EU Directive 2011/65/EU (“RoHS II Directive”) the substance restrictions of the RoHS Directive will be applicable to medical devices beginning on July 22, 2014 and become applicable to the Company’s devices and products. Similar laws and regulations have been passed or are pending in several other jurisdictions and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.

The RoHS Directive bans the use of certain hazardous materials such as lead, mercury and cadmium in the manufacture of electrical equipment, including our devices and products. We expect that our devices and products will be compliant with the RoHS II Directive requirements. However, if there are changes to this or other laws (or their interpretation) or if new similar laws are passed in other jurisdictions, we may be required to modify our devices and products to use components compatible with these regulations. This modification and component substitution could result in additional costs to us or disrupt our operations or logistics.

Our failure to comply with past, present and future similar laws could result in reduced sales of our devices and products, inventory write-offs, reputational damage, penalties and other sanctions, any of which could harm our business and financial condition. We also expect that our devices and products will be affected by new environmental laws and regulations on an ongoing basis. To date, our expenditures for environmental compliance have not had a material impact on our results of operations or cash flows, and although we cannot predict the future impact of such laws or regulations, they will likely result in additional costs and may increase penalties associated with violations or require us to change the content of our devices and products or how they are manufactured, which could have a material adverse effect on our business, operating results and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended June 28, 2014.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
03/30/14 to 05/03/14	80,302	$8.68	80,302	1,530,893
05/04/14 to 05/31/14	91,431	$8.69	91,431	736,326
06/01/14 to 06/28/14	48,650	$8.39	48,650	327,974
Total	220,383	$8.62	220,383	327,974
(1)

On February 28, 2013, the Board of Directors announced a $3.0 million stock repurchase program expiring on February 28, 2014. On February 27, 2014, the Board of Directors approved the extension of the plan for an additional year. The above table reflects the repurchase of shares of our common stock in the open market or privately negotiated transactions during the second quarter of 2014 in accordance with the stock repurchase program. As of June 28, 2014, the Company has repurchased 335,221 shares for $2,672,026 under this program. Each repurchase was financed by available cash balances and cash from operations.

(2)	Average price paid per share of common stock repurchased represents the execution price, including commissions paid to brokers.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Annual Meeting Results

We are providing the following disclosure in lieu of providing this information in a current report on Form 8-K pursuant to Item 5.07, “Submission of Matters to a Vote of Security Holders.”

At the Annual Meeting of Stockholders of IRIDEX Corporation (“IRIDEX” or the “Company”) held on June 11, 2014 (the “Annual Meeting”), the stockholders of IRIDEX re-elected the following individuals to the Board of Directors. Each Director will serve for the ensuing year or until their respective successors are duly elected and qualified.

Nominee	Votes For	Votes Against	Abstentions	Broker Non Votes*
Sanford Fitch	6,587,397	236,487	—	2,373,154
Garrett A. Garrettson, Ph.D.	6,537,373	286,511	—	2,373,154
James B. Hawkins	5,840,517	983,367	—	2,373,154
William M. Moore	6,765,842	58,042	—	2,373,154
Ruediger Naumann-Etienne, Ph.D.	5,609,881	1,214,003	—	2,373,154
Scott A. Shuda	6,780,285	43,599	—	2,373,154
*	Broker non-votes do not affect the outcome of the election.

In addition, the following proposals were voted on and approved at the Annual Meeting.

Proposal	Votes For	Votes Against	Abstentions	Broker Non Votes
Proposal to ratify the appointment of Burr Pilger Mayer, Inc. as the independent registered public accountants of the Company for the fiscal year ending December 27, 2014	9,118,458	75,699	2,881	—
Proposal to approve the terms of the Company’s 2008 Equity Incentive Plan to increase the share reserve under the 2008 Equity Incentive Plan and to make certain other amendments to the terms of the 2008 Equity Incentive Plan	6,157,134	649,708	17,042	2,373,154
Proposal to approve, on a non-binding advisory basis, the compensation of the Company’s named executive officers as described in the proxy statement.	6,138,708	513,577	171,599	2,373,154

Item 6. Exhibits

Exhibit No.	Exhibit Title
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS †	XBRL Instance Document
101.SCH †	XBRL Taxonomy Extension Schema
101.CAL †	XBRL Taxonomy Extension Calculation Linkbase
101.CAL †	XBRL Taxonomy Extension Definition Linkbase
101.LAB †	XBRL Taxonomy Extension Label Linkbase
101.PRE †	XBRL Taxonomy Extension Presentation Linkbase
†	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.

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

IRIDEX Corporation (Registrant)
Date: August 4, 2014	By:	/s/ WILLIAM M. MOORE
		Name:	William M. Moore
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Exhibit Index

Exhibit No.	Exhibit Title
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS †	XBRL Instance Document
101.SCH †	XBRL Taxonomy Extension Schema
101.CAL †	XBRL Taxonomy Extension Calculation Linkbase
101.DEF †	XBRL Taxonomy Extension Definition Linkbase
101.LAB †	XBRL Taxonomy Extension Label Linkbase
101.PRE †	XBRL Taxonomy Extension Presentation Linkbase
†	The financial information contained in these XBRL documents is unaudited and is furnished, not filed with the Securities and Exchange Commission.