Form 10-Q
period 2014-09-27
IRIDEX CORP
filed 2014-11-03
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

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

The number of shares of common stock, $0.01 par value, issued and outstanding as of October 20, 2014 was 9,841,749.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

IRIDEX Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share and per share data)

	September 27, 2014	December 28, 2013 (1)
ASSETS
Current assets:
Cash and cash equivalents	$13,042	$13,444
Accounts receivable, net of allowance for doubtful accounts of $186 as of September 27, 2014 and $207 as of December 28, 2013	7,578	7,345
Inventories	9,604	10,605
Prepaid expenses and other current assets	548	576
Total current assets	30,772	31,970
Property and equipment, net	748	543
Intangible assets, net	288	328
Goodwill	533	533
Other long-term assets	238	303
Total assets	$32,579	$33,677
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,842	$2,278
Accrued compensation	1,502	1,891
Accrued expenses	1,456	1,592
Accrued warranty	538	468
Deferred revenue	1,175	1,133
Total current liabilities	6,513	7,362
Long-term liabilities:
Other long-term liabilities	445	461
Total liabilities	6,958	7,823
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding 9,839,959 and 9,899,483 shares as of September 27, 2014 and as of December 28, 2013, respectively	107	104
Additional paid-in capital	39,161	40,671
Accumulated deficit	(13,647)	(14,921)
Total stockholders’ equity	25,621	25,854
Total liabilities and stockholders’ equity	$32,579	$33,677
(1)	Derived from the audited consolidated financial statements included in the Annual Report on Form 10-K filed with the SEC for the year ended December 28, 2013.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Total revenues	$10,118	$9,526	$31,036	$27,675
Cost of revenues	4,969	4,802	15,532	14,238
Gross profit	5,149	4,724	15,504	13,437
Operating expenses:
Research and development	1,096	923	3,596	2,803
Sales and marketing	1,980	1,869	5,784	5,340
General and administrative	1,467	1,267	4,521	3,690
Proceeds from demutualization of insurance carrier	—	—	—	(473)
Total operating expenses	4,543	4,059	13,901	11,360
Income from operations	606	665	1,603	2,077
Other expense, net	112	85	300	200
Income from operations before provision for income taxes	494	580	1,303	1,877
Provision for income taxes	4	50	29	58
Net income	$490	$530	$1,274	$1,819
Net income per share:
Basic	$0.05	$0.05	$0.13	$0.20
Diluted	$0.05	$0.05	$0.12	$0.18
Weighted average shares used in computing net income per common share
Basic	9,869	9,796	9,918	9,044
Diluted	10,255	10,177	10,397	9,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income	$490	$530	$1,274	$1,819
Other comprehensive income, net of tax	—	—	—	—
Comprehensive income	$490	$530	$1,274	$1,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended
	September 27, 2014	September 28, 2013
Operating activities:
Net income	$1,274	$1,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	307	364
Change in fair value of earn-out liability	303	181
Stock-based compensation expense	722	511
Provision for doubtful accounts	49	60
Changes in operating assets and liabilities:
Accounts receivable	(282)	(323)
Inventories	1,001	(1,963)
Prepaid expenses and other current assets	28	595
Other long-term assets	65	54
Accounts payable	(436)	(28)
Accrued compensation	(389)	(25)
Accrued expenses	(73)	35
Accrued warranty	70	19
Deferred revenue	42	58
Other long-term liabilities	(21)	—
Net cash provided by operating activities	2,660	1,357
Investing activities:
Acquisition of property and equipment	(472)	(235)
Payment on earn-out liability	(361)	(287)
Net cash used in investing activities	(833)	(522)
Financing activities:
Proceeds from stock option exercises	1,182	1,077
Repurchase of common stock	(3,411)	(194)
Payment of legal costs in connection with tender offer	—	(40)
Net cash (used in) provided by financing activities	(2,229)	843

Net cash provided by investing activities from discontinued operations	—	510
Net cash provided by discontinued operations	—	510
Net (decrease) increase in cash and cash equivalents	(402)	2,188
Cash and cash equivalents, beginning of period	13,444	11,901
Cash and cash equivalents, end of period	$13,042	$14,089
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$47	$12
Supplemental non-cash financing activities:
Preferred stock conversion into common stock	$—	$5

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, which was filed with the Securities and Exchange Commission (“SEC”) on March 27, 2014. The results of operations for the three and nine months ended September 27, 2014 are not necessarily indicative of the results for the year ending January 3, 2015 or any future interim period. The three and nine month periods ended September 27, 2014 and September 28, 2013, each had 13 and 39 weeks, respectively. For purposes of reporting the financial results, the Company’s fiscal years end on the Saturday closest to the end of December. The year ended December 28, 2013 is referred to as fiscal year 2013 or fiscal 2013, whereas the current fiscal year 2014 or fiscal 2014 will end on January 3, 2015. Periodically, the Company adds a 53rd week to a year in order to end that year on the Saturday closest to the end of December. Fiscal 2013 contains 52 weeks or 364 days and fiscal 2014 contains 53 weeks or 371 days, respectively.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 28, 2013, which was filed with the SEC on March 27, 2014.

Financial Statement Presentation.

The unaudited condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates.

The preparation of unaudited condensed consolidated financial statements in conformity with US GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. In addition, any change in these estimates or their related assumptions could have an adverse effect on our operating results.

Revenue Recognition.

Our revenues arise from the sale of laser consoles, delivery devices, consumables and service and support activities. Revenue from product sales is recognized upon receipt of a purchase order and product shipment provided that no significant obligations remain collectibility is reasonably assured. Shipments are generally made with Free-On-Board (“FOB”) shipping point terms, whereby title passes upon shipment from our dock. Any shipments with FOB receiving point terms are recorded as revenue when the shipment arrives at the receiving point. Cost is recognized as product sales revenue is recognized. The Company’s sales may include post-sales obligations for training or other deliverables. For revenue arrangements such as these, we recognize revenue in accordance with ASC 605, Revenue Recognition, Multiple-Element Arrangements. The Company allocates revenue among deliverables in multiple-element arrangements using the relative selling price method. Revenue allocated to each element is recognized when the basic revenue recognition criteria is met for each element. The Company is required to apply a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of selling price (“VSOE”), (ii) third-party evidence of selling price (“TPE”) and (iii) best estimate of the selling price (“ESP”). In general, the Company is unable to establish VSOE or TPE for all of the elements in the arrangement; therefore, revenue is allocated to these elements based on the Company’s ESP, which the Company determines after considering multiple factors such as management approved pricing guidelines, geographic differences, market conditions, competitor pricing strategies, internal costs and gross margin objectives. These factors may vary over time depending upon the unique facts and circumstances related to each deliverable. As a result, the Company’s ESP for products and services could change. Revenues for post-sales obligations are recognized as the obligations are fulfilled.

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

A reconciliation of the changes in the Company’s deferred revenue balance for the nine months ended September 27, 2014 and September 28, 2013 is as follows:

	Nine Months Ended
(in thousands)	September 27, 2014	September 28, 2013
Balance, beginning of period	$1,133	$1,004
Additions to deferral	1,095	985
Revenue recognized	(1,053)	(927)
Balance, end of period	$1,175	$1,062

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

A reconciliation of the changes in the Company’s warranty liability for the nine months ended September 27, 2014 and September 28, 2013 is as follows:

	Nine Months Ended
(in thousands)	September 27, 2014	September 28, 2013
Balance, beginning of period	$468	$453
Accruals for product warranties	207	162
Cost of warranty claims and adjustments	(137)	(143)
Balance, end of period	$538	$472

Recently Issued and Adopted Accounting Standards.

In May 2014, as part of its ongoing efforts to assist in the convergence of US GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in US GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual and interim periods beginning after December 15, 2016. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force)”. The ASU clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. The ASU does not contain any new disclosure requirements. For all entities, the ASU is effective for reporting periods beginning after December 15, 2015. Early adoption is permitted. We expect to adopt this standard in fiscal 2016 and do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Since ASU 2014-15 only impacts financial statement disclosure requirements regarding whether there is  substantial doubt about an entity’s ability to continue as a going concern, we do not expect its adoption to have an impact on our consolidated financial statements.

3. Inventories

The components of the Company’s inventories as of September 27, 2014 and December 28, 2013 are as follows:

(in thousands)	September 27, 2014	December 28, 2013
Raw materials	$4,281	$5,922
Work in process	1,742	976
Finished goods	3,581	3,707
Total inventories	$9,604	$10,605

4. Goodwill and Intangible Assets

Goodwill.

The carrying value of goodwill was $0.5 million as of September 27, 2014 and December 28, 2013.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. If, after assessing the totality of circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the two-step impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value. However, an entity also has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test during the second quarter ended June 28, 2014 and determined that its goodwill was not impaired. As of September 27, 2014, the Company had not identified any factors that indicated there was an impairment of its goodwill and determined that no additional impairment analysis was then required.

Intangible Assets.

The following table summarizes the components of gross and net intangible asset balances:

	September 27, 2014			December 28, 2013
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Life
Patents	$720	$600	$120	$720	$572	$148	Varies
Customer relations	240	72	168	$240	60	180	10.5 years
	$960	$672	$288	$960	$632	$328

Amortization expense totaled $40 thousand and $172 thousand for the nine months ended September 27, 2014 and September 28, 2013, respectively.

The amortization of customer relations was charged to sales and marketing expense and the amortization of patents was charged to cost of revenues.

Future estimated amortization expense (in thousands):
2014 (three months)	$4
2015	30
2016	52
2017	86
2018	16
Thereafter	100
Total	$288

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of September 27, 2014 and December 28, 2013, approximate fair value because of the short maturity of these instruments.

As of September 27, 2014 and December 28, 2013, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows:

	September 27, 2014				December 28, 2013
	Fair Value Measurements				Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$11,846	—	—	$11,846	$12,742	—	—	$12,742
Liabilities:
Earn-out liability	—	—	$566	$566	$—	—	$624	$624

The Company’s Level 1 financial assets are money market funds whose fair values are based on quoted market prices. The Company does not have any Level 2 financial assets or liabilities. The fair value of the earn-out liability arising from the acquisitions of RetinaLabs, Inc. and Ocunetics, Inc. is classified within Level 3 of the fair value hierarchy since it is based on significant unobservable inputs. The significant unobservable inputs include projected royalties and discount rates to present value the payments. A significant increase (decrease) in the projected royalty payments in isolation could result in a significantly higher (lower) fair value measurement and a significant increase (decrease) in the discount rate in isolation could result in a significantly lower (higher) fair value measurement. The fair value of the earn-out liability is calculated on a quarterly basis by the Company based on a collaborative effort of the Company’s operations, finance and accounting groups as additional information becomes available. Any change in the fair value adjustment is recorded in the statement of operations of that period.

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of September 27, 2014.

As of September 27, 2014	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Weighted Average (range)
Earn-out liability	$566	Discounted cash flow	Projected royalties (in thousands)	$1,474 ($414 - $1,715)
			Discount rate	21.71% (20.50% - 27.00%)

A reconciliation of the changes in the Company’s earn-out liability (Level 3 liability) for the nine months ended September 27, 2014 and September 28, 2013 is as follows:

	Nine Months Ended
(in thousands)	September 27, 2014	September 28, 2013
Balance at the beginning of the period	$624	$652
Payments against earn-out	(361)	(287)
Change in fair value of earn-out liability	303	181
Balance at the end of the period	$566	$546

The earn-out liability is included in accrued expenses and other long-term liabilities in the condensed consolidated balance sheets. Any change in the fair value adjustment is recorded to other expense in the condensed consolidated statements of operations.

6. Stock Based Compensation

2008 Equity Incentive Plan.

For the nine months ended September 27, 2014, the only active share-based compensation plan was the 2008 Equity Incentive Plan (the “Incentive Plan”). The terms of awards granted during the nine months ended September 27, 2014 were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 28, 2013.

Summary of Stock Options

The following table summarizes information regarding activity in our stock option plan during the nine months ended September 27, 2014:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding as of December 28, 2013	1,102,842	$3.97
Granted	135,900	$8.66
Exercised	(296,459)	$3.99
Canceled or forfeited	(27,457)	$6.16
Outstanding as of September 27, 2014	914,826	$4.60	$2,535

The weighted average grant date fair value of the options granted under the Company’s stock plans as calculated using the Black-Scholes option-pricing model was $3.54 and $3.19 per share for the three months ended September 27, 2014 and September 28, 2013, respectively. The weighted-average grant date fair value of the options granted under the Company’s stock plans as calculated using the Black-Scholes option-pricing model was $4.06 and $3.12 per share for the nine months ended September 27, 2014 and September 28, 2013, respectively.

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards (options) with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Average risk free interest rate	1.56%	1.26%	1.49%	1.11%
Expected life (in years)	4.5 years	4.5 years	4.5 years	4.5 years
Dividend yield	—%	—%	—%	—%
Average volatility	54%	66%	56%	72%

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

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended September 27, 2014 and September 28, 2013:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Cost of revenues	$37	$27	$110	$78
Research and development	27	17	75	53
Sales and marketing	26	30	86	80
General and administrative	154	103	451	300
Total	$244	$177	$722	$511

Approximately $23 thousand and $17 thousand of the stock-based compensation recognized was capitalized into inventory as a component of overhead for the quarters ended September 27, 2014 and September 28, 2013, respectively.

Information regarding stock options outstanding, vested and expected to vest and exercisable as of September 27, 2014 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Options outstanding	914,826	$4.60	4.09	$2,535
Options vested and expected to vest	855,313	$4.48	3.97	$2,448
Options exercisable	513,636	$3.62	2.91	$1,815

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of September 26, 2014, that would have been received by option holders had all option holders exercised their stock options as of that date. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the nine months ended September 27, 2014 and September 28, 2013 was approximately $354 thousand and $231 thousand, respectively.

As of September 27, 2014, there was $1.5 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested share-based compensation arrangements under the Incentive Plan. The cost is expected to be recognized over a weighted average period of 2.60 years.

Summary of Restricted Stock Units and Awards

Information regarding the restricted stock units activity for the nine months ended September 27, 2014 is summarized below:

Number of Shares
Outstanding as of December 28, 2013	269,259
Restricted stock units granted	59,780
Restricted stock units released	(46,759)
Restricted stock units cancelled	(2,445)
Outstanding as of September 27, 2014	279,835

On January 4, 2014, the Company granted a restricted stock unit award for up to 50,000 shares of the Company’s common stock (the “Market Performance Award”) under the terms of the Company’s 2008 Equity Incentive Plan, as amended, to the Company’s President and Chief Executive Officer. The number of shares issuable pursuant to the Market Performance Award will be based upon the Company’s calculated stock price (average stock price performance during the two months prior to and two months following the date the service condition is met, or the fair market value of the Company’s common stock in the event vesting is triggered by a change of control of the Company). The Market Performance Award is expected to vest on December 31, 2014, given that no other vesting triggers occur prior to that date. To the extent that the market condition is not met, the Market Performance Award will not vest and will be cancelled. None of the restricted stock units will vest if the calculated stock price is less than $11.00 per share. Since the market conditions will affect the vesting of the Market Performance Award, the Company cannot use the Black-Scholes option-pricing model to value the award; instead, a binomial model must be used. The Company utilized the Monte Carlo simulation technique, which incorporated assumptions for the expected holding period, risk-free interest rate, stock price volatility and dividend yield. Compensation expense is recognized ratably until such time as the market condition is satisfied. The grant date fair value for restricted stock units awarded during the nine month period was $314 thousand. The weighted average stock price on the date of grant for restricted stock units awarded during the nine month period was $5.25 per share.

Information regarding the restricted stock awards activity for the nine months ended September 27, 2014 is summarized below:

Number of Shares
Outstanding as of December 28, 2013	3,503
Restricted stock awards granted	2,445
Restricted stock awards released	(3,503)
Outstanding as of September 27, 2014	2,445

The grant date fair value for restricted stock awards granted during the nine month period was $20 thousand. The weighted average stock price on the date of grant for restricted stock units awarded during the nine month period was $8.18 per share.

Stock Repurchase Program.

In February 2013, the Board of Directors approved a new one year $3.0 million stock repurchase program that replaced the prior two year $4.0 million stock repurchase program. In February 2014, the Board of Directors approved the extension of the plan for an additional year. In July 2014, the Board of Directors approved a further extension of the plan for an additional year and authorized an additional $3.0 million of stock repurchases under this plan. For the nine months ended September 27, 2014, the Company has purchased 406,245 shares at an average price of $8.40 per share. As of September 27, 2014, the Company still has the authorization to purchase up to $2.2 million in common shares under the stock repurchase program. See Item 2, Unregistered Sales of Equity Securities and Use of Proceeds in Part II, Other Information, for additional information.

7. Income Taxes

Provision for Income Tax.

The Company calculates its interim tax provision in accordance with the provisions of ASC 740-270, “Income Taxes; Interim Reporting”. For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur. The Company recorded a provision for income taxes of $29 thousand for the nine months ended September 27, 2014 and $58 thousand for the nine months ended September 28, 2013.

Deferred Income Taxes.

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 28, 2013, the Company had a deferred tax asset of approximately $10.0 million which is fully offset by a valuation allowance. If realized, the asset will be reflected on the Company’s balance sheet and the reversal of the corresponding valuation allowance will result in a tax benefit being recorded in the statement of operations in the respective period. No additional deferred income tax has been recorded during the quarter.

Uncertain Tax Positions.

The Company accounts for its uncertain tax positions in accordance with ASC 740. As of December 28, 2013, the Company had $1.0 million of unrecognized tax benefits which would impact the income statement if recognized.

The Company is not aware of any other uncertain tax positions that could result in significant additional payments, accruals or other material deviation in this estimate during the fiscal year.

The Company files US federal and state returns, as well as foreign returns in France. The tax years 2008 to 2013 remain open in several jurisdictions, none of which have individual significance.

8. Computation of Basic and Diluted Net Income Per Common Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of shares outstanding during the period.

Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares, plus the weighted average common stock equivalents outstanding during the period. The Company excludes options from the computation of diluted weighted average shares outstanding if the exercise price of the options is greater than the average market price of the shares because the inclusion of these options would be anti-dilutive to earnings per share. Accordingly, for the three months ended September 27, 2014 and September 28, 2013, stock options to purchase 106,527 and 147,111 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding. For the nine months ended September 27, 2014 and September 28, 2013, stock options to purchase 228,241 and 543,142 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding.

A reconciliation of the numerator and denominator of basic and diluted net income per common share is provided as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Numerator:
Net income	$490	$530	$1,274	$1,819

Denominator:
Weighted average shares of common stock (basic)	9,869	9,796	9,918	9,044
Effect of dilutive preferred shares	—	—	—	597
Effect of dilutive stock options	256	276	313	270
Effect of dilutive contingent shares	130	105	166	84
Weighted average shares of common stock (diluted)	10,255	10,177	10,397	9,995

Per share data:
Basic income per share	$0.05	$0.05	$0.13	$0.20
Diluted income per share	$0.05	$0.05	$0.12	$0.18

9. Business Segments

The Company operates in one segment, ophthalmology. The Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service and support activities.

Revenue information shown by geographic region, based on the location at which each sale originates, is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
United States	$5,547	$5,572	$16,236	$14,743
Europe	2,011	1,942	6,587	5,543
Rest of Americas	822	578	2,431	2,369
Asia/Pacific Rim	1,738	1,434	5,782	5,020
Total	$10,118	$9,526	$31,036	$27,675

Revenues are attributed to countries based on location of end customers. No individual country accounted for more than 10% of the Company’s sales for the three and nine month periods, except for the United States, which accounted for 54.8% and 58.5% of sales for the three month periods ended September 27, 2014 and September 28, 2013, respectively. For the nine month periods ended September 27, 2014 and September 28, 2013, the United States accounted for 52.3% and 53.3% of sales, respectively.

No one customer accounted for more than 10% of total revenues for the three and nine month periods ended September 27, 2014 and September 28, 2013, respectively.

No one customer accounted for more than 10% of accounts receivable balance as of September 27, 2014 or December 28, 2013.

10. Subsequent Events

The Company has evaluated subsequent events and has concluded that no subsequent events that require disclosure in the financial statements have occurred since the quarter ended September 27, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to our anticipated levels of future sales; our operating results and long term growth; market acceptance and adoption of our products and our outlook for system sales; our gross margin goals and performance; the success of our efforts to reduce costs and manage cash flows; general economic conditions and levels of international sales; corporate strategy; effects of seasonality; inspections by and approvals required by the Food and Drug Administration (“FDA”); our current and future liquidity and capital requirements; our stock repurchase program; levels of future investment in research and development and sales and marketing efforts; and our product distribution strategies with Alcon, Inc. and Peregrine Surgical Ltd.; and compliance of our devices and products with various environmental laws and regulations. In some cases, forward-looking statements can be identified by terminology, such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including as a result of the factors set forth under “Factors That May Affect Future Operating Results” and other risks detailed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2014 and detailed from time to time in our reports filed with the Securities and Exchange Commission. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report on Form 10-Q. We undertake no obligation to update such forward-looking statements to reflect events or circumstances occurring after the date of this report.

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

Our ophthalmology revenues arise primarily from the sale of our IQ and OcuLight laser systems, consumables and service and support activities. Our current family of IQ products includes IQ 532, IQ 577 and IQ 810 laser photocoagulation systems and our OcuLight products include OcuLight TX, OcuLight GL, OcuLight GLx , OcuLight SL, and OcuLight SLx laser photocoagulation systems. Certain of our laser systems are capable of performing our patented Fovea-Friendly MicroPulse laser photocoagulation in addition to conventional continuous wavelength photocoagulation offered by all of our laser systems. Towards the end of 2012, we introduced the TxCell Scanning Laser Delivery System, a durable delivery device which operates with our IQ 532 and IQ 577 laser consoles. The TxCell Scanning Laser Delivery System saves significant time in a variety of laser photocoagulation procedures by allowing physicians to deliver the laser in a multi-spot scanning mode, a more efficient method for these procedures than the traditional single spot mode, and facilitates the use of the laser console in MicroPulse mode. The majority of our recurring revenues come from the sale of laser probes and our current family of laser probes includes a wide variety of products in 20, 23 and 25 gauge for vitreoretinal surgery and glaucoma surgery.

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

Results of Operations

The following table sets forth certain operating data as a percentage of revenues:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Revenues	100.0%	100.00%	100.0%	100.0%
Cost of revenues	49.1%	50.4%	50.0%	51.4%
Gross margin	50.9%	49.6%	50.0%	48.6%
Operating expenses:
Research and development	10.8%	9.7%	11.6%	10.1%
Sales and marketing	19.6%	19.6%	18.6%	19.3%
General and administrative	14.5%	13.3%	14.6%	13.4%
Proceeds from demutualization of insurance carrier	—%	—%	—%	(1.7)%
Total operating expenses	44.9%	42.6%	44.8%	41.1%
Income from operations	6.0%	7.0%	5.2%	7.5%
Other expense, net	1.1%	0.9%	1.0%	0.7%
Income from operations before provision for income taxes	4.9%	6.1%	4.2%	6.8%
Provision for income taxes	0.1%	0.5%	0.1%	0.2%
Net income	4.8%	5.6%	4.1%	6.6%

The following comparisons are between the three month periods ended September 27, 2014 and September 28, 2013:

Revenues.

(in thousands)	Three Months Ended September 27, 2014	Three Months Ended September 28, 2013	Change in $	Change in %
Systems – domestic	$2,531	$2,252	$279	12.4%
Systems – international	3,005	2,407	598	24.8%
Recurring revenues	4,582	4,783	(201)	(4.2)%
OEM	—	84	(84)	(100.0)%
Total revenues	$10,118	$9,526	$592	6.2%

Our total revenues increased $0.6 million, or 6.2%, from $9.5 million to $10.1 million as a result of increased sales of our IQ lasers that feature MicroPulse and increased sales of our TxCell scanning delivery device. The outlook for our system sales continues to be positive as a result of increased global adoption of our Fovea-Friendly MicroPulse laser therapy for the treatment of retinal diseases and glaucoma. Our recurring revenues decreased $0.2 million, or 4.2%, from $4.8 million to $4.6 million. The decrease in recurring revenue was due primarily to a one time sale of our GreenTip consumables to one of our distribution partners in the prior year quarter. OEM sales have ceased as our OEM partner, Bausch & Lomb, has discontinued selling this product.

Gross Profit and Gross Margin.

Gross profit was $5.1 million compared with $4.7 million, an increase of $0.4 million or 9.0%. Gross margin was 50.9% compared with 49.6%, an increase of 1.3 percentage points. Direct margins in aggregate improved 0.9 percentage points; even though the strong growth in system sales reduced the proportion of higher margin recurring revenue as a percentage of overall revenues from 50.2% to 45.3%. Increased revenues generated increased overhead efficiencies which contributed 0.7 percentage points improvement. These gains were offset by a shift in manufacturing variances which reduced gross margin by 0.3 percentage points.

Gross margins as a percentage of revenues will continue to fluctuate due to changes in the relative proportions of domestic and international sales, the product mix of sales, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and a variety of other factors. See Item 1A. “Risk Factors - Factors That May Affect Future Results– ‘Our Operating Results May Fluctuate from Quarter to Quarter and Year to Year.’”

Research and Development.

Research and development (“R&D”) expenses increased $0.2 million, or 18.7%, from $0.9 million to $1.1 million. The increase in spending was attributable to an increase in investments associated with the IQ product platform cost reduction program and increases in other new product development activities, and an increase in headcount and associated costs.

Sales and Marketing.

Sales and marketing expenses increased $0.1 million, or 5.9%, from $1.9 million to $2.0 million. The increase in spending was attributable to an increase in commissions as a result of increased sales, an increase in headcount and related costs as we filled in vacant sales territories and added to our marketing headcount, and an increase in trade show expenses.

General and Administrative.

General and administrative expenses increased $0.2 million, or 15.8%, from $1.3 million to $1.5 million. The increase in spending was attributable to an increase in non-cash stock-based compensation charges, an increase in severance and related costs.

Other Expense, Net.

Other expense, net amounted to $112 thousand and $85 thousand and consisted primarily of additional expense recorded for the fair value re-measurement of the contingent earn-out liabilities incurred as a result of our prior acquisitions.

Income Taxes.

The Company recorded an income tax provision of $4 thousand and $50 thousand, respectively.

The following comparisons are between the nine months ended September 27, 2014 and September 28, 2013:

Revenues.

(in thousands)	Nine Months Ended September 27, 2014	Nine Months Ended September 28, 2013	Change in $	Change in %
Systems – domestic	$7,057	$5,223	$1,834	35.1%
Systems – international	9,778	8,087	1,691	20.9%
Recurring revenues	14,201	14,124	77	0.5%
OEM	—	241	(241)	(100.0)%
Total revenues	$31,036	$27,675	$3,361	12.1%

Our total revenues increased $3.4 million, or 12.1%, from $27.7 million to $31.0 million. The increase in system sales is a result of increased sales of our IQ lasers that feature MicroPulse and increased sales of our TxCell scanning delivery device. The outlook for our system sales continues to look positive as a result of increased global adoption of our Fovea-Friendly MicroPulse laser therapy for the treatment of retinal diseases and glaucoma. The increase in recurring revenues is a result of the inclusion of sales generated by our independent sales force, offset by the inclusion of a one time sale of our GreenTip consumables to one of our distribution partners in the prior year period. OEM sales have ceased as our OEM partner, Bausch & Lomb, has discontinued selling this product.

Gross Profit and Gross Margin.

Gross profit was $15.5 million compared with $13.4 million, an increase of $2.1 million or 15.4%. Gross margin was 50.0% compared with 48.6%, an increase of 1.4 percentage points. Increased revenues generated increased overhead efficiencies which contributed 1.5 percentage points improvement and direct margins contributed 0.6 percentage points. These gains were partially offset by a shift in manufacturing variances which reduced gross margin by 0.7 percentage points.

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

Research and Development.

R&D expenses increased $0.8 million, or 28.3%, from $2.8 million to $3.6 million. The increase in spending was attributable to investments in the IQ product platform cost reduction program and increases in other new product development activities, and an increase in headcount and associated costs. The increase in spending has reduced on a sequential quarterly basis as the cost reduction program draws to a close. Future R&D expenses may increase dependent upon the commencement of new programs.

Sales and Marketing.

Sales and marketing expenses increased $0.4 million, or 8.3%, from $5.3 million to $5.8 million. The increase in spending was primarily attributable to an increase in commissions as a result of increased sales, an increase in headcount and related costs, and an increase in expenditures in support of clinical whitepapers. We anticipate continued increases in our sales and marketing spending to drive increased sales.

General and Administrative.

General and administrative expenses increased $0.8 million, or 22.5%, from $3.7 million to $4.5 million. The increase in spending was primarily attributable to an increase in legal costs, an increase in non-cash stock-based compensation charges and an increase in severance and related costs. We anticipate expenditures to continue at these levels for the near term with a longer term goal of reducing these expenditures as a percentage of revenues.

Proceeds from Demutualization of Insurance Carrier.

In January 2013, we received $0.5 million as a result of the demutualization and acquisition of our product and liability insurance carrier.

Other Expense, Net.

Other expense, net amounted to $300 thousand and $200 thousand and consisted primarily of additional expense recorded for the fair value re-measurement of the contingent earn-out liabilities incurred as a result of our prior acquisitions.

Income Taxes.

For the nine months ended September 27, 2014 and September 28, 2013, the Company recorded an income tax provision of $29 thousand and $58 thousand, respectively.

Liquidity and Capital Resources.

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of September 27, 2014, we had cash and cash equivalents of $13.0 million, working capital of $24.3 million compared to cash and cash equivalents of $13.4 million and working capital of $24.6 million as of December 28, 2013. For the nine months ended September 27, 2014, net cash of $2.7 million was provided by operating activities, which was generated by income from operations of $1.3 million and the add back of non-cash items of $1.4 million. We used $0.8 million net cash in investing activities; $0.5 million on capital expenditures and $0.3 million for payment of the contingent earn-out liability. We used $2.2 million net cash in financing activities; we spent $3.4 million to purchase stock under our stock repurchase program, which was partially offset by $1.2 million generated from exercises of stock options. See Item 2, Unregistered Sales of Equity Securities and Use of Proceeds in Part II, Other Information, for additional information.

Management is of the opinion that the Company’s current cash and cash equivalents together with our ability to generate cash flows from operations provide sufficient liquidity to operate for the next 12 months.

Contractual Obligations and Commitments.

Our contractual obligations and commitments as of September 27, 2014 are as follows:

		Payment Due by Period
(in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Operating lease payments	$2,218	$790	$1,428	$—	$—
Purchases commitments	4,619	2,869	1,500	250	—
Total obligations	$6,837	$3,659	$2,928	$250	$—

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

Interest Rate Risk.

Our exposure to interest rate risk as of September 27, 2014 is related to our cash equivalent holdings, which is nominal given the nature of our cash equivalent holdings. Since we have no fixed or variable interest rate debt outstanding, our interest expense is not affected by changes in interest rates. In the event we issue any new debt in the future, increases in interest rates will increase the interest expense associated with the debt.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 27, 2014. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. For the first nine months of fiscal 2014, the trading price of our common stock fluctuated from a low of $6.80 per share to a high of $11.00 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the third fiscal quarter of 2014, our international sales were $4.6 million, or 45.2%, of total revenues. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. None of our international revenues and costs has been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. Our international operations and sales are subject to a number of risks and potential costs, including:

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

We depend on both clinical and commercial collaborative relationships. We have entered into collaborative relationships with academic medical centers and physicians in connection with the research and innovation and clinical testing of our products. Commercially, we currently have a distribution and licensing agreement with Alcon, Inc. for our GreenTip SoftTip Cannula. Sales of and royalties from the GreenTip Soft Tip Cannula are dependent upon the sales performance of Alcon, Inc., which depends on their efforts and is beyond our control. Historically, we have collaborated with Bausch & Lomb, Incorporated (“B&L”) to design and manufacture a solid-state green wavelength (532nm) laser photocoagulator module for B&L, called the Millennium Endolase module. Subsequent to our fiscal year 2013, our sales of Millennium Endolase module to B&L ceased as B&L discontinued selling their product that included the laser photocoagulator module. The failure to obtain any additional future clinical or commercial collaborations and the resulting failure or success of such arrangements of any current or future clinical or commercial collaboration relationships could have a material adverse effect on our ability to introduce new products or applications and therefore could have a material adverse effect on our business, results of operations and financial condition.

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

Our ability to sell our products and generate revenues depends upon our direct and independent sales forces within the United States and relationships with independent distributors outside the United States. Currently our direct and independent sales forces within the United States consists of approximately 11 employees and 15 independent representatives, respectively. We maintain relationships with approximately 70 independent distributors internationally selling our products into over 100 countries, managed by a team of 5 people. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are entirely dependent on the efforts of these third parties. If any distributor breaches the terms of its distribution agreement with us or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory would be adversely affected.

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

Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued 25 United States patents and 17 foreign patents on the technologies related to our products and processes. We have 14 pending patent applications in the United States and 19 foreign pending patent applications that have been filed. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Patents have a limited lifetime and once a patent expires competition may increase.

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

We market and sell our products for use by highly skilled physicians with specialized training and experience in the treatment of eye-related disorders. We, and our distributors, generally offer but do not require purchasers or operators of our products to attend training sessions, nor do we supervise the procedures performed with our products. The physicians who operate our products are responsible for their use and the treatment regime for each individual patient. In addition, non-physicians, particularly in countries outside of the United States, or poorly trained or inexperienced physicians may make use of our products. Our efforts to market our MicroPulse systems as a Fovea-friendly alternative to traditional CW systems or alternative treatment methods may increase the risk that our products will be misused. The lack of training and the purchase and use of our products by non-physicians or poorly trained or inexperienced physicians may result in product misuse and adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation, or otherwise cause our business to suffer.

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

We are subject to various environmental laws and regulations including laws governing the hazardous material content of our devices and products and laws relating to the collection of and recycling of electrical and electronic equipment. Examples of these laws and regulations include the EU Restrictions of Hazardous Substances Directive (the “RoHS Directive”), as well as the implementing legislation of the EU member states. Under EU Directive 2011/65/EU (“RoHS II Directive”) the substance restrictions of the RoHS Directive became applicable to the Company’s devices and products beginning on July 22, 2014. Similar laws and regulations have been passed or are pending in several other jurisdictions and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended September 27, 2014.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
06/29/14 to 08/02/14	41,307	$7.94	41,307	$3,000,000
08/03/14 to 08/30/14	60,312	$8.06	60,312	$2,513,998
08/31/14 to 09/27/14	44,430	$7.90	44,430	$2,162,975
Total	146,049	$7.98	146,049	$2,162,975
(1)

In February 2013, the Board of Directors approved a new one year $3.0 million stock repurchase program that replaced the prior two year $4.0 million stock repurchase program. In February 2014, the Board of Directors approved the extension of the plan for an additional year. In July 2014, the Board of Directors approved a further extension of the plan for an additional year and authorized an additional $3.0 million of stock repurchases under this plan. For the nine months ended September 27, 2014, the Company has purchased 406,245 shares at an average price of $8.40 per share. As of September 27, 2014, the Company still has the authorization to purchase up to $2.2 million in common shares under the stock repurchase program. The above table reflects the repurchase of shares of our common stock in the open market or privately negotiated transactions during the third quarter of 2014 in accordance with the stock repurchase program. As of September 27, 2014, the Company has repurchased 104,742 shares for $837,025 under this current program. Each repurchase was financed by available cash balances and cash from operations.

(2)	Average price paid per share of common stock repurchased represents the execution price, including commissions paid to brokers.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Title
10.1	Third Amendment to Lease by and between the Registrant and Zappettini Investment Company, dated August 4, 2014.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.CAL	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*

The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

Trademark Acknowledgments

IRIDEX, the IRIDEX logo, IRIS Medical, OcuLight, SmartKey, EndoProbe, and MicroPulse, are our registered trademarks. G-Probe, DioPexy, DioVet, TruFocus, TrueCW, IQ 810, IQ 577, IQ 532, MicroPulse, TxCell, OtoProbe, Symphony, EasyFit, Endoview, MoistAir and GreenTip product names are our trademarks. All other trademarks or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRIDEX Corporation (Registrant)
Date: November 3, 2014	By:	/s/ WILLIAM M. MOORE
		Name:	William M. Moore
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Exhibit Index

Exhibit No.	Exhibit Title
10.1	Third Amendment to Lease by and between the Registrant and Zappettini Investment Company, dated August 4, 2014.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*

The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.