Form 10-K
period 2015-01-03
IRIDEX CORP
filed 2015-04-02
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended January 3, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

The aggregate market value of the voting common equity held by non-affiliates of the Registrant was approximately $49,005,071 as of June 27, 2014 the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price reported for such date on the NASDAQ Global Market. The registrant did not have any non-voting common equity outstanding. For purposes of this disclosure, shares of common stock held by each executive officer and director and by each holder of 5% or more of the outstanding shares of common stock have been excluded from this calculation, because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 12, 2015, Registrant had 9,858,612 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the Proxy Statement for the Registrant’s 2015 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to levels of future sales and operating results; gross margins; sales levels generated by our independent sales force and through our distribution partners; future tax rates and availability of certain deferred potential tax benefits; leveraging our core business and increasing recurring revenues; broadening our product lines through product innovation and new treatments; general economic conditions; levels of international sales; market acceptance of our products; expectations for and sources of future revenues; our marketing programs and trends in healthcare; our ability to take advantage of economies-of-scale in product development and manufacturing; our current and future liquidity and capital requirements; efforts to decrease costs and manage cash flows; levels of future investment in research and development efforts; our ability to develop and introduce new products through strategic alliances, OEM relationships and acquisitions; the availability of components from third-party manufacturers; results of clinical studies and the status of our regulatory clearance; the impact of regulatory actions and determinations; and risks associated with bringing new products to market. In some cases, forward-looking statements can be identified by terminology, such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. The reader is strongly urged to read the information contained under the captions “Item 1A. Risk Factors - Factors That May Affect Future Results” in this Annual Report on Form 10-K for a more detailed description of these significant risks and uncertainties. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Form 10-K. We undertake no obligation to update such forward-looking statements to reflect events or circumstances occurring after the date of this report.

As used in this Annual Report on Form 10-K, the terms “Company,” “IRIDEX,” “we,” “us” and “our” refer to IRIDEX Corporation, a Delaware corporation, and when the context so requires, our wholly owned non-operating subsidiaries, IRIS Medical Instruments, Inc. and Light Solutions Corporation, both California corporations, and IRIDEX France S.A.

Item 1. Business

General

IRIDEX Corporation is a leading worldwide provider of therapeutic based laser consoles, delivery devices and consumable instrumentation used to treat sight-threatening eye diseases in ophthalmology. In February 2012, we sold our aesthetics business to Cutera, Inc. The sale of the aesthetics business was a significant step forward in our strategy because it allowed us to focus solely on our ophthalmology business which is our core strength. Management believes that this path affords the Company with the best opportunity for long term profitable growth. In accordance with accounting principles generally accepted in the U.S. (“GAAP”), we have recast our financial information disclosed within this Form 10-K to show the results from our ophthalmology business as continuing operations and the results from our aesthetics business as discontinued operations for all periods presented. Our ophthalmology products are sold in the United States predominantly through a direct sales force and internationally through approximately 70 independent distributors in over 100 countries. Revenues from continuing operations in 2014, 2013 and 2012 were $42.8 million, $38.3 million and $33.9 million, respectively, and we generated net income (loss) from continuing operations of $10.0 million, $2.2 million and $(0.2) million, respectively. Total net income including income from discontinued operations for 2014, 2013 and 2012 was $10.0 million, $2.2 million and $1.4 million, respectively.

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

Our laser consoles consist of our IQ products which include IQ 532, IQ 577 and IQ 810 laser photocoagulation systems; and our OcuLight products including OcuLight TX, OcuLight SL, OcuLight SLx, OcuLight GL and OcuLight GLx laser photocoagulation systems. Certain of our laser consoles are capable of performing traditional continuous wavelength photocoagulation and our patented Fovea-Friendly MicroPulse laser photocoagulation. Towards the end of 2012, we introduced the TxCell Scanning Laser Delivery System, a delivery device which saves significant time in a variety of laser photocoagulation procedures by allowing physicians to deliver the laser in a multi-spot scanning mode, a more efficient method for these procedures than the traditional single spot mode. Our current family of laser probes includes a wide variety of products in 20, 23 and 25 gauge for vitreoretinal surgery and glaucoma surgery.

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

Diabetic retinopathy is a common complication of diabetes which impairs vision over time and if left untreated can lead to blindness. According to the International Diabetes Federation in an article published in November 2010 – at least 300 million people worldwide have diabetes, and this figure is likely to reach 438 million by the year 2030. According to the World Health Organization (“WHO”) in their 2007 report – Vision 2020 The Right to Sight, after 20 years duration more than 75% of patients will have some form of diabetic retinopathy. Laser photocoagulation is currently the standard treatment for this disease, although there has been increased use of pharmaceuticals in recent years. A single treatment of continuous wavelength laser photocoagulation has been shown to stabilize the patient’s vision over the long term. Continuous wavelength laser photocoagulation treatments typically take several months to be fully effective and have been demonstrated to last for many years. This treatment presents a very cost efficient model, and presents a risk of varying degrees of vision loss to the patient. Pharmaceuticals can stabilize vision in the near term, as treatments typically take a few days to be fully effective and have been demonstrated to last for weeks. However, patients receiving pharmaceutical treatment for diabetic retinopathy require repeated injections. The injections are painful and the patients may experience side effects including increased risk of eye infections. Furthermore, a regimen of repeated injections is very costly to both the physician, in terms of time, and to the healthcare system, in terms of dollars spent on treatment. The short comings in treating this disease have led to a renewed interest in alternative approaches that may provide better patient outcomes.

Glaucoma is a leading cause of blindness in the world. WHO estimates that approximately 60.5 million people had glaucoma in 2010 and given the aging of the world’s population, this number is anticipated to increase to nearly 80 million by 2020. Currently, glaucoma is not curable, and vision loss resulting from glaucoma currently cannot be regained. Glaucoma is often chronic and must be monitored for the duration of the patient’s life. Most cases of glaucoma can be controlled and vision loss slowed or halted by treatment. Pharmaceuticals are typically the first treatment method prescribed for glaucoma. These pharmaceutical treatments are commonly self-administered in drop form by the patients. Patients often have difficulties applying the pharmaceutical drops properly and may fail to appropriately or timely apply the medication, which may significantly reduce the effectiveness of the pharmaceutical. Even when administered correctly, pharmaceuticals have demonstrated reduced efficacy over time. When pharmaceuticals lose their effectiveness, laser treatment is often performed, and ultimately surgery may be required. The short comings in treating this disease have led to a renewed interest in surgical approaches that may allow treatment earlier and may result in better patient outcomes.

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

Laser Photocoagulation

We produce laser photocoagulator systems, which are used in the treatment of many sight-threatening eye diseases, the majority of which are diseases of the retina and glaucoma. Photocoagulation delivers laser light to carefully targeted eye tissue and generates a local healing response. Laser photocoagulation has been demonstrated to be a safe and effective therapy with long-term benefits.

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

The IRIDEX Strategy

We are one of the worldwide leaders in developing, manufacturing, marketing, selling and servicing innovative medical laser systems and associated instrumentation for the treatment of the sight-threatening eye diseases mentioned above. With the sale of our aesthetics business we are now focused exclusively on our ophthalmology business. At the end of 2014, we had $13.3 million in cash and no debt. Other than in 2012, when we incurred a net loss of $0.2 million from our ophthalmology operations, we generated net income from our ophthalmology operations in each of the past five years. It is our goal to continue to operate our business profitably.

Our strategy is to leverage our existing brand and distribution channel in the ophthalmology market promote the adoption of MicroPulse as a viable treatment alternative for diabetic retinopathy, glaucoma and AMD and consequently to introduce a broad array of products that:

1.	Improve therapeutic outcomes for patients suffering from sight-threatening eye diseases;
2.	Improve the efficiency of physicians and reduce their costs; and
3.	Provide economic benefits to healthcare systems.

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

Visible (Green) Photocoagulator Console. Our IQ 532, OcuLight TX, GL and GLx Photocoagulators deliver visible (Green – 532nm) laser light. The IQ 532 product utilizes a user interface and product platform based on the IQ 577, as more fully described above. The OcuLight TX/GL/GLx have dimensions of 6”H x 12”W x 12”D, draw a maximum of 300 Watts of wall power and require no water cooling.

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

MicroPulse Enabled Consoles. MicroPulse mode is offered as an option on our IQ 577, IQ 532 and some of our infrared laser photocoagulator systems.

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

G-Probe. The G-Probe is used in procedures to treat medically and surgically uncontrolled glaucoma, in many instances replacing cyclocryotherapy, or freezing of eye tissues. The G-Probe’s non-invasive procedure takes approximately ten minutes, is performed on an anesthetized eye in the doctor’s office, and results in less pain and fewer adverse side effects than cyclocryotherapy. The G-Probe is a sterile single-use product.

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

Our internal research and development (“R&D”) activities are performed by a current team of 13 engineers, scientists and regulatory professionals with experience in various aspects of medical products, laser systems, delivery devices and clinical techniques with a focus on introducing innovative products which satisfy the unmet and emerging needs of our customers. The core competencies of the team include: mechanical engineering, electrical engineering, optics, lasers, fiber optics, software, firmware and delivery devices. The R&D process integrates all of the necessary disciplines of the Company from product inception through customer acceptance. This process facilitates reliable new product innovations and a consistent pipeline of innovative products for our customers.

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

We spent $4.6 million on R&D in our continuing operations in 2014, $3.7 million in 2013 and $4.4 million in 2012.

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

Customers and Customer Support

Our products are currently sold for use by ophthalmologists specializing in the treatment of eye disease in the retina, glaucoma and pediatrics eye diseases. Other customers include research and teaching hospitals, government installations, surgical centers, hospitals, and office clinics (outpatient). No single customer or distributor accounted for 10% or more of total revenues in fiscal years 2014, 2013 and 2012.

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

Sales and Marketing

We sell and market our products in the United States predominantly through our direct sales force and internationally through approximately 70 independent distributors into over 100 countries. Currently we have a direct sales force of 12 employees who are engaged in sales efforts within the United States and 5 employees engaged in managing our distribution sales efforts internationally. We also contract for the services of 15 independent sales representatives to supplement our U.S. direct sales efforts. Our sales are administered through our corporate headquarters in Mountain View, California. See Item 1A. Risk Factors—Factors That May Affect Future Results – “We rely on our direct and independent sales force and network of international distributors to sell our products and any failure to maintain our direct sales force and distributor relationships could harm our business.”

International sales represented 47.2%, 45.0% and 45.4% of our sales in 2014, 2013 and 2012, respectively. We believe that our international sales will continue to represent a significant portion of our revenues for the foreseeable future. Our international sales are made principally to customers in Europe, Asia, the Pacific Rim, the Middle East, Russia, Africa and Latin America. Our distribution agreements with our international distributors are generally exclusive and typically can be terminated by either party without cause with 90 days notice. International sales may be adversely affected by currency fluctuations, the imposition of governmental controls, restrictions on export technology, political instability, trade restrictions, changes in tariffs and the economic condition in each country in which we sell our products. See Item 1A. Risk Factors - Factors That May Affect Future Results - “We depend on international sales for a significant portion of our operating results.”

In the past, we maintained two wholly owned subsidiaries, one located in the United Kingdom (“UK”) and the other in France; both of which were exclusively engaged in supporting our aesthetics business. In June 2008, we transitioned the responsibility for the sales and service of our aesthetics products in the UK to an independent distributor and during 2011 we deregistered the legal entity. Upon closing the sale of the aesthetics business to Cutera, Inc. in February 2012, our French subsidiary ceased operations. We do not currently maintain any operating subsidiaries.

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

Through marketing, we collaborate with our customers to identify new products and applications which help meet their needs, and in turn provides us with new product concepts, enhances our ability to identify new applications for our products and validates new procedures using our products. Customers include key opinion leaders who are often the heads of the departments in which they work or professors at universities. We believe that these luminaries in the field of ophthalmology are key to the successful introduction of new products and the subsequent acceptance of these new products by the general market. Acceptance of our products by these early adopters is key to our strategy in the validation and commercialization of our new products.

In March 2013, we entered into a global distribution and supply agreement with Peregrine Surgical Ltd. (“Peregrine”). Under the agreement, we became a worldwide distributor for Peregrine labeled products and Peregrine became part of the IRIDEX supply chain.

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

Our principal competitors in ophthalmology are Alcon Inc., Carl Zeiss Meditec AG, Nidek Co. Ltd, Synergetics, Topcon Corporation, Ellex Medical Lasers, Ltd., Quantel Medical SA, and Lumenis Ltd. Most of these companies currently offer a competitive, semiconductor-based laser system for ophthalmology. Also within ophthalmology, pharmaceutical alternative treatments for AMD and diabetic macular edema (“DME”) such as Lucentis/Avastin (Genentech), Eylea (Regeneron), Macugen (OSI Pharmaceuticals) and Ozurdex (Allergan), and to a lesser extent Visudyne (Novartis), compete rigorously with traditional laser procedures.

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

Patents and Proprietary Rights

Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. These are either developed internally or obtained from acquisitions such as RetinaLabs and Ocunetics. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued 26 United States patents and 17 foreign patents on the technologies related to our continuing products and processes, which have expiration dates ranging from 2015 to 2028. We have 13 pending patent applications in the United States and 19 foreign pending patent applications that have been filed. Our patent applications may not be approved.

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

In the United States, medical devices are classified into one of three classes (Class I, II or III). The class to which the device is assigned determines, among other things, the type of pre-marketing submission/application required for FDA clearance to market. If the device is classified as Class I or II, and if it is not exempt, a 510(k) pre-market notification will be required for marketing. Under FDA regulations, Class I devices are subject to general controls (for example, labeling, pre-market notification and adherence to Quality System Regulations (“QSRs”) requirements). Class II devices receive marketing clearance through a 510(k) pre-market notification. For Class III devices, a pre-market approval (“PMA”) application will be required unless the device is a pre-amendments device (on the market prior to the passage of the medical device amendments in 1976, or substantially equivalent to such a device) and PMAs have not been called for. In that case, a 510(k) will be the route to market. A 510(k) clearance will be granted if the submitted information establishes that the proposed device is substantially equivalent to a legally marketed Class I or II medical device, or to a Class III medical device for which the FDA has not called for a PMA. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional information or data are needed before a substantial equivalence determination can be made. A request for additional data may require that clinical studies of the device’s safety and efficacy be performed.

Commercial distribution of a device for which a 510(k) notification is required can begin only after the FDA issues an order finding the device to be substantially equivalent to a previously cleared device. The FDA has recently been requiring a more rigorous demonstration of substantial equivalence than in the past. Even in cases where the FDA grants a 510(k) clearance, it can take the FDA between three and six months from the date of submission to grant a 510(k) clearance, but it may take longer.

A not substantially equivalent determination, or a request for additional information, could delay the market introduction of new products that fall into this category and could have a materially adverse effect on our business, financial condition and results of operations. For any of our products that are cleared through the 510(k) process, such as our IQ 810 system, modifications or enhancements that could significantly affect the safety or efficacy of the device or that constitute a major change to the intended use of the device will require new 510(k) submissions.

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

Any products manufactured or distributed by us pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including record keeping requirements and reporting of adverse experiences with the use of the device. Device manufacturers are required to register their establishments and list their devices with the FDA and certain state agencies, and are subject to periodic inspections by the FDA and certain state agencies. The FDA Act requires devices to be manufactured to comply with applicable QSR regulations which impose certain procedural and documentation requirements upon us with respect to design, development, manufacturing and quality assurance activities. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Health Services (“CDHS”), to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our subcontractors.

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

Employees

Currently, we have a total of 106 full-time equivalent employees engaged in our ongoing ophthalmology operations, including 52 in operations (including manufacturing, quality, logistics and service), 28 in sales and marketing which does not include the 15 independent sales representatives, 13 in research and development and 13 in finance and administration. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. At January 3, 2015, we employed 22 such persons. Our future success will depend in part on our ability to attract, train, retain and motivate highly qualified employees, who are in great demand. We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization, and we have never experienced a work stoppage or strike. We consider our employee relations to be good.

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

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the fiscal year ended January 3, 2015, our international ophthalmology sales were $20.2 million or 47.2% of total revenues. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. For our continuing ophthalmology business, none of our international revenues and costs has been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. Our international operations and sales are subject to a number of risks and potential costs, including:

•	fluctuations in foreign currency exchange rates;
•	performance of our international channel of distributors;
•	longer accounts receivable collection periods;
•	impact of recessions in global economies and availability of credit;

•	political and economic instability;
•	impact of international conflicts, terrorist and military activity, civil unrest;
•	foreign certification requirements, including continued ability to use the “CE” mark in Europe, and other local regulatory requirements;
•	differing local product preferences and product requirements;
•	cultural differences;
•	changes in foreign medical reimbursement and coverage policies and programs;
•	reduced or limited protections of intellectual property rights in jurisdictions outside the United States;
•	potentially adverse tax consequences; and
•	multiple protectionist, adverse and changing foreign governmental laws and regulations.

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

•	our ability to maintain sales volumes at a level sufficient to cover fixed manufacturing and operating costs;
•	fluctuations in our product mix within ophthalmology products and foreign and domestic sales;

•	the effect of regulatory approvals and changes in domestic and foreign regulatory requirements;
•	our long and highly variable sales cycle;
•	changes in customers’ or potential customers’ budgets as a result of, among other things, reimbursement policies of government programs and private insurers for treatments that use our products; and
•	increased product innovation costs.

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

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including changes in foreign currency exchange rates, quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. For fiscal year 2014, the trading price of our common stock fluctuated from a low of $6.41 per share to a high of $11.00 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

Changes in government legislation or regulation or in private third-party payers’ policies toward reimbursement for procedures employing our products may prohibit adequate reimbursement. There have been a number of legislative and regulatory proposals to change the healthcare system, reduce the costs of healthcare and change medical reimbursement policies. Doctors, clinics, hospitals and other users of our products may decline to purchase our products to the extent there is uncertainty regarding reimbursement of medical procedures using our products and any healthcare reform measures. Further proposed legislation, regulation and policy changes affecting third-party reimbursement are likely. We are unable to predict what legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation may have on us. Furthermore, existing legislation and regulation related to the health care industry and third party coverage reimbursement has been subject to judicial challenge, and may be subject to similar challenges from time to time in the future.  Denial of coverage and reimbursement of our products, or the revocation or changes to coverage and reimbursement policies, could have a material adverse effect on our business, results of operations and financial condition.

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

Our ability to sell our products and generate revenues depends upon our direct and independent sales forces within the United States and relationships with independent distributors outside the United States. Currently our direct and independent sales forces within the United States consists of approximately 13 employees and 15 independent representatives, respectively. We maintain relationships with approximately 70 independent distributors internationally selling our products into over 100 countries, managed by a team of 5 people. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are entirely dependent on the efforts of these third parties. If any distributor breaches the terms of its distribution agreement with us or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory would be adversely affected.

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

Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued 26 United States patents and 17 foreign patents on the technologies related to our products and processes. We have 13 pending patent applications in the United States and 19 foreign pending patent applications that have been filed. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Patents have a limited lifetime and once a patent expires competition may increase.

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

Inability of customers to obtain credit or material increases in interest rates may harm our sales.

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

We may be subject to product liability claims from time to time. Our products are highly complex and some are used to treat extremely delicate eye tissue. We believe we maintain adequate levels of product liability insurance. However, product liability insurance is expensive and we might not be able to obtain product liability insurance in the future on acceptable terms or in sufficient amounts to protect us, if at all. A successful claim brought against us in excess of our insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease 37,000 square feet of space in Mountain View, California and our lease, as amended in August 2014, expires in February 2017. This facility is being substantially utilized for all of our manufacturing, research and development efforts and also serves as our corporate headquarters.

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

	High	Low
Fiscal 2014
Fourth Quarter	$8.89	$6.41
Third Quarter	$8.49	$6.80
Second Quarter	$9.62	$7.64
First Quarter	$11.00	$7.77
Fiscal 2013
Fourth Quarter	$10.74	$5.80
Third Quarter	$6.58	$5.30
Second Quarter	$6.57	$4.01
First Quarter	$5.00	$3.76

On March 12, 2015, the closing price on the NASDAQ Global Market for our common stock was $9.39 per share. As of March 12, 2015, there were approximately 43 holders of record (not in street name) of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of our stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended January 3, 2015.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
09/28/14 to 11/01/14	45,613	$7.20	45,613	$ 1,834,610
11/02/14 to 11/29/14	67,044	$8.26	67,044	$ 1,280,998
11/30/14 to 01/03/15	43,538	$8.55	43,538	$ 908,863
Total	156,195	$8.03	156,195	$ 908,863
(1)

In February 2013, the Board of Directors approved a new one year $3.0 million stock repurchase program that replaced the prior two year $4.0 million stock repurchase program. In February 2014, the Board of Directors approved the extension of the plan for an additional year. In July 2014, the Board of Directors approved a further extension of the plan for an additional year and authorized an additional $3.0 million of stock repurchase under this plan. For the fiscal year ended January 3, 2015, the Company has purchased 562,440 shares at an average price of $8.29 per share. The above table reflects the repurchase of shares of our common stock in the open market or privately negotiated transactions during the fourth quarter of 2014 in accordance with the stock repurchase program. As of January 3, 2015, the Company has repurchased 637,465 shares for $5,091,137 under this program and the Company still has the authorization to purchase up to $0.9 million in shares of our common stock under the stock repurchase program. All Company stock repurchases during the fiscal 2014 were made in accordance with the stock repurchase program and were financed by available cash balances and cash from operations.

(2)	Average price paid per share of common stock repurchased represents the execution price, including commissions paid to brokers.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

IRIDEX Corporation is a leading worldwide provider of therapeutic based laser consoles, delivery devices and consumable instrumentation used to treat sight-threatening eye diseases in ophthalmology. In February 2012, we sold our aesthetics business to Cutera, Inc. We view this as a significant step forward in our strategy because it allows us to focus solely on our ophthalmology business which is our core strength. Management believes that this path affords the Company with the best opportunity for long term profitable growth. In accordance with U.S. GAAP we have disclosed the financial results from our aesthetics business as discontinued operations. This discussion and analysis will focus on our ophthalmology business because this is our continuing business and therefore provides more relevant and comparable information to the reader of our financial statements both on a retrospective and prospective basis. Our ophthalmology products are sold in the United States predominantly through a direct sales force and internationally through approximately 70 independent distributors into over 100 countries.

We manage and evaluate our business in one segment: ophthalmology. We break down this segment by geography: Domestic (U.S.) and International (the rest of the world). In addition, we review trends by laser system sales (consoles and durable delivery devices) and recurring sales (single use consumable laser probes and other associated instrumentation (“consumables”), service and support).

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

Cost of revenues consists primarily of the cost of components and sub-systems, assembling, packaging, shipping and testing components at our facility, direct labor and associated overhead; warranty, royalty and amortization of intangible assets and depot service costs.

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

Results of Operations - 2014, 2013 and 2012

Our fiscal year ends on the Saturday closest to December 31. Fiscal 2014 ended on January 3, 2015, fiscal 2013 ended on December 28, 2013, and fiscal 2012 ended on December 29, 2012. Consequently, fiscal 2014 included 53 weeks of operations while fiscal years 2013 and 2012 included only 52 weeks.

The following table sets forth certain data from continuing operations as a percentage of revenue from continuing operations for the periods indicated.

	Percentage of Revenue
	Years Ended
	FY 2014 Jan 03, 2015	FY 2013 Dec 28, 2013	FY 2012 Dec 29, 2012
Revenues:
Total revenues	100.0%	100.0%	100.0%
Cost of revenues	50.0	51.4	51.7
Gross margin	50.0	48.6	48.3
Operating expenses:
Research and development	10.8	9.6	13.0
Sales and marketing	19.1	20.2	23.3
General and administrative	14.1	13.1	14.5
Proceeds from demutualization of insurance carrier	—	(1.2)	—
Total operating expense	44.0	41.7	50.8
Income (loss) from continuing operations	6.0	6.9	(2.5)
Legal settlement	—	—	2.3
Interest and other expense, net	(2.9)	(1.0)	(0.6)
Income (loss) from continuing operations before (benefit from) provision for income taxes	3.1	5.9	(0.8)
(Benefit from) provision for income taxes	(20.3)	0.1	(0.3)
Income (loss) from continuing operations, net of tax	23.4	5.8	(0.5)
Income (loss) from discontinued operations, net of tax	—	—	(0.8)
Gain on sale of discontinued operations, net of tax	—	—	5.5
Income from discontinued operations, net of tax	—	—	4.7
Net income	23.4%	5.8%	4.2%

Comparison of 2014 and 2013

Revenues.

Our total revenues increased $4.5 million or 11.9% from $38.3 million in 2013 to $42.8 million in 2014. Our systems sales, both domestic and international, as well as our recurring revenues, increased. The increase in systems sales was due to an increase in sales of our IQ lasers that feature MicroPulse and increased sales of our TxCell scanning delivery device. The outlook for our system sales continues to be positive as a result of increased global adoption of our Fovea-Friendly MicroPulse laser therapy for the treatment of retinal diseases and glaucoma. The increase in recurring revenues was attributable to the inclusion for the first full year of sales generated by the independent sales force resulting from the Peregrine distribution and supply agreement, as well as an increase in sales of our licensed GreenTip product by our distribution partner, Alcon, Inc. (“Alcon”). OEM sales, as anticipated, have ceased as our OEM partner, Bausch & Lomb (“B&L”), has discontinued selling this product.

(in millions)	FY 2014	FY 2013	Change in $	Change in %
Systems - domestic	$10.0	$8.4	$1.6	18.9%
Systems - international	13.5	10.9	2.6	24.1%
Recurring revenues	19.3	18.7	0.6	3.4%
OEM	—	0.3	(0.3)	(100%)
Total revenues	$42.8	$38.3	$4.5	11.9%

Gross Profit.

Gross profit was $21.4 million in 2014 compared with $18.6 million in 2013, an increase of $2.8 million or 15.2%. Gross margin was 50.0% compared with 48.6%, an increase of 1.4 percentage points. Direct margins improved 0.7 percentage points; even though the strong growth in system sales reduced the proportion of higher margin recurring revenue as a percentage of overall revenues from 49.6% to 45.0%. Increased revenues generated increased overhead efficiencies which contributed 1.0 percentage point of improved margin. Manufacturing variances decreased gross margin by 0.3 percentage points.

Gross margins as a percentage of revenues are expected to continue to fluctuate due to changes in the relative proportions of domestic and international sales, the product mix of sales, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and a variety of other factors. See Item 1A. “Risk Factors - Factors That May Affect Future Results - Our operating results may fluctuate from quarter to quarter and year to year.”

Research and Development.

R&D expenses increased $0.9 million or 25.7% from $3.7 million in 2013 to $4.6 million in 2014. The increase in spending was attributable primarily to an increase in investments in headcount and costs of materials associated with the Cylco G6 System and IQ product platform cost reduction programs.

Sales and Marketing.

Sales and marketing expenses increased $0.4 million or 5.6%, from $7.7 million in 2013 to $8.2 million in 2014. The increase in spending was attributable primarily to an increase in commissions as a result of increased sales, as well as an increase in headcount and related costs as we build out our Sales and Marketing teams to support growth in revenues.

General and Administrative.

General and administrative expenses increased $1.0 million or 20.1%, from $5.0 million in 2013 to $6.0 million in 2014. The increase in spending was attributable primarily to an increase in non-cash stock-based compensation charges, and an increase in salaries and severance costs.

Other Income (Expense).

Interest and other expense, net consisted primarily of expense recorded for the fair value re-measurement of the contingent earn-out liabilities incurred as a result of our acquisitions and amounted to $1.3 million in 2014 and $0.4 million in 2013. The increase in re-measurement of the contingent earn-out was due to increased expectations of future revenues to be generated from these acquisitions.

Income Taxes.

We have a deferred tax asset on our consolidated balance sheets, primarily as a result of the tax benefit associated with net operating losses that we have been carrying forward. The deferred tax asset has historically been recorded at net $0 on the consolidated balance sheets because we have also been carrying a valuation allowance for the full amount of the deferred tax asset. Based on the continued strong performance of the Company, notably 3 years of profitability and 9 consecutive profitable quarters, management believes that it is more likely than not that the Company will realize the deferred tax asset. This has resulted in us booking an income tax benefit for $8.8 million, and recognizing a current deferred tax asset of $1.6 million and a long term deferred tax asset of $7.2 million on the consolidated balance sheets for the year ended January 3, 2015. At the end of 2014, the remaining valuation allowance totaled $0.9 million. In 2014, we recorded a benefit from income taxes in the amount of $8.7 million. This compares to a provision for income tax of $31 thousand for the year ended December 28, 2013.

Comparison of 2013 and 2012

Revenues.

Our total revenues increased $4.4 million or 13.0% from $33.9 million in 2012 to $38.3 million in 2013, as a result of increases in both system sales and in our recurring revenues. The increase in system sales was due to an increase in sales of our IQ lasers that featured MicroPulse, both domestic and international. The increase in recurring revenues was attributable to the inclusion of sales generated by the independent sales force resulting from the Peregrine distribution and supply agreement, as well as an increase in sales of our licensed GreenTip product by our distribution partner, Alcon. OEM sales remained flat.

(in millions)	FY 2013	FY 2012	Change in $	Change in %
Systems - domestic	$8.4	$7.1	$1.3	20.0%
Systems - international	10.9	9.4	1.5	15.2%
Recurring revenues	18.7	17.1	1.6	9.4%
OEM	0.3	0.3	—	—%
Total revenues	$38.3	$33.9	$4.4	13.0%

Gross Profit.

Gross profit was $18.6 million in 2013 compared with $16.3 million in 2012, an increase of $2.2 million or 13.7%. The increase in gross profit was primarily due to the increase in revenues. Gross margin as a percent of revenue was 48.6% compared with 48.3%, an increase of 0.3% due to overhead efficiencies and cost reductions, which were partly offset by a change in product mix.

Research and Development.

R&D expenses decreased $0.7 million or 16.0% from $4.4 million in 2012 to $3.7 million in 2013. The decrease in spending was primarily attributable to a decrease in headcount and associated costs. Additionally, costs associated with project development materials decreased as a result of units being released to production.

Sales and Marketing.

Sales and marketing expenses decreased $0.2 million or 2.2%, from $7.9 million in 2012 to $7.7 in 2013. Marketing expenditures decreased $0.6 million due to reduced headcount and program spending as we transitioned from traditional marketing programs to online digital marketing programs, which were partly offset by costs associated with the expansion of our independent sales force resulting from the Peregrine agreement and increased commissions associated with increased revenues.

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

Interest and other expense, net consisted primarily of expense recorded for the fair value re-measurement of the contingent earn-out liabilities incurred as a result of the Company’s acquisitions and was $0.4 million in 2013 and $0.2 million in 2012.

Income Taxes.

We recorded a provision for income taxes of $31 thousand for the year ended December 28, 2013 compared to a benefit for income taxes of $100 thousand for the year ended December 29, 2012. Our effective tax rate on continued operations for the year ended December 28, 2013 was 1.4% compared to an effective tax rate of 37% for the year ended December 29, 2012. Our effective tax rate decreased due mainly to the change from 2012 pretax loss from continuing operations of $0.3 million to 2013 pretax income from continuing operations of $2.3 million.  Our tax rate is benefiting from a decrease in the valuation allowance we currently have booked against our deferred tax asset and benefiting from a deduction under Section 199 of the Internal Revenue Code of 1986, as amended (“IRC”).

Liquidity and Capital Resources

Comparison of 2014 and 2013

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of January 3, 2015, we had cash and cash equivalents of $13.3 million, no debt and working capital of $25.9 million compared to cash and cash equivalents of $13.4 million, no debt and working capital of $24.6 million as of December 28, 2013.

During 2014, net cash generated by operating activities was $4.0 million which was generated primarily by income from continuing operations of $10.0 million, less the non-cash increase in deferred income taxes of $8.8 million, plus the add back of other non-cash items of $2.8 million . We used $0.6 million on capital expenditures and $0.5 million on paying the contingent earn-out liability arising from our acquisitions. Exercises of stock options generated $1.5 million and we spent $4.7 million to purchase stock under our stock repurchase program. See Item 2, Unregistered Sales of Equity Securities and Use of Proceeds in Part II, Other Information, for additional information.

Management is of the opinion that the Company’s current cash and cash equivalents together with our ability to generate cash flows from operations provide sufficient liquidity to operate for the next 12 months.

Comparison of 2013 and 2012

During 2013, net cash provided by operating activities was $0.8 million which was generated primarily by income from continuing operations of $2.2 million, the add back of non-cash items of $1.6 million, partially offset by changes in working capital by $3.1 million. We used $0.4 million on capital expenditures and $0.4 million on paying the contingent earn-out liability arising from our acquisitions. Exercises of stock options generated $1.5 million and we spent $0.4 million to purchase stock under our stock repurchase program, and we received $0.5 million in cash from the release of funds held in escrow related to our 2012 sale of the aesthetics business.

Contractual Payment Obligations

As of January 3, 2015, our contractual payment obligations that were fixed and determinable to third parties for non-cancelable operating leases, contract manufacturers and other purchase commitments were as follows (in thousands):

	Total	<1 year	1-3 years
Operating leases payments	$2,015	$858	$1,157
Commitments to contract manufacturers and suppliers	8,934	6,171	2,763
Total contractual cash obligations	$10,949	$7,029	$3,920

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

Income Taxes.

We account for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We evaluate annually the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. In 2013, we recorded a full valuation allowance for our deferred tax assets based on our historical loss and the uncertainty regarding our ability to project future taxable income. In 2014, the Company released $9.2 million valuation allowance against most of its deferred tax assets except that the Company retained a valuation allowance for certain deferred tax assets associated with our California Research and Development Credit.

Accounting for Uncertainty in Income Taxes.

The Company accounts for uncertain tax positions in accordance with ASC 740.  ASC 740 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. In accordance with our accounting policy, we recognize accrued interests and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accrued interest and penalties during the year ended January 3, 2015.

Accounting for Stock-Based Compensation.

The Company accounts for stock-based compensation granted to employees and directors, including employees stock option awards, restricted stock and restricted stock units in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”). Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s service period. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award.

The Company values options using the Black-Scholes option pricing model. Restricted stock and time-based restricted stock units are valued at the grant date fair value of the underlying common shares. Performance-based restricted stock units are valued using the Monte Carlo simulation model. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions which determine the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying stock. The Monte Carlo simulation model incorporates assumptions for the holding period, risk-free interest rate, stock price volatility and dividend yield.

Recently Issued and Adopted Accounting Standards

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

Item 8. Financial Statements and Supplementary Data.

Our consolidated balance sheets as of January 3, 2015 and December 28, 2013 and the consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of our fiscal years 2014, 2013 and 2012 together with the related notes and the report of our independent registered public accounting firm, are on the following pages. Additional required financial information is described in Item 15.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of IRIDEX Corporation

We have audited the accompanying consolidated balance sheets of IRIDEX Corporation (the “Company”) as of January 3, 2015 and December 28, 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 3, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IRIDEX Corporation as of January 3, 2015 and December 28, 2013, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc

San Jose, California

April 2, 2015

IRIDEX Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	FY 2014 January 3, 2015	FY 2013 December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$13,303	$13,444
Accounts receivable, net of allowance for doubtful accounts of $223 in 2014 and $207 in 2013	8,337	7,345
Inventories	9,119	10,605
Prepaid expenses and other current assets	510	576
Deferred income taxes - current	1,625	—
Total current assets	32,894	31,970
Property and equipment, net	735	543
Other intangible assets, net	284	328
Goodwill	533	533
Deferred income taxes - long term	7,151	—
Other long-term assets	221	303
Total assets	$41,818	$33,677
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,758	$2,278
Accrued compensation	1,863	1,891
Accrued expenses	1,770	1,592
Accrued warranty	469	468
Deferred revenue	1,179	1,133
Total current liabilities	7,039	7,362
Long-term liabilities:
Other long-term liabilities	1,043	461
Total liabilities	8,082	7,823
Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding: 9,786,695 shares in 2014 and 9,899,483 shares in 2013	108	104
Additional paid-in capital	38,511	40,671
Accumulated deficit	(4,883)	(14,921)
Total stockholders’ equity	33,736	25,854
Total liabilities and stockholders’ equity	$41,818	$33,677

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	FY 2014 Year Ended January 3, 2015	FY 2013 Year Ended December 28, 2013	FY 2012 Year Ended December 29, 2012
Total revenues	$42,814	$38,273	$33,859
Cost of revenues	21,409	19,686	17,513
Gross profit	21,405	18,587	16,346
Operating expenses:
Research and development	4,629	3,684	4,385
Sales and marketing	8,155	7,720	7,895
General and administrative	6,034	5,023	4,926
Proceeds from demutualization of insurance carrier	—	(473)	—
Total operating expenses	18,818	15,954	17,206
Income (loss) from continuing operations	2,587	2,633	(860)
Legal settlement	—	—	800
Interest and other expense, net	(1,255)	(371)	(210)
Income (loss) from continuing operations before (benefit from) provision for income taxes	1,332	2,262	(270)
(Benefit from) provision for income taxes	(8,706)	31	(100)
Income (loss) from continuing operations, net of tax	10,038	2,231	(170)
Income (loss) from discontinued operations, net of tax	—	—	(264)
Gain on sale of discontinued operations, net of tax	—	—	1,872
Income from discontinued operations, net of tax	—	—	1,608
Net income	$10,038	$2,231	$1,438
Net income (loss) per share:
Basic -
Continuing operations	$1.01	$0.24	$(0.02)
Discontinued operations	0.00	0.00	0.18
Net income	$1.01	$0.24	$0.16
Diluted -
Continuing operations	$0.97	$0.22	$(0.02)
Discontinued operations	0.00	0.00	0.18
Net income	$0.97	$0.22	$0.16
Weighted average shares used in computing net income per common share - basic	9,892	9,245	8,935
Weighted average shares used in computing net income per common share - diluted	10,357	10,104	8,935

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	FY 2014 Year Ended January 3, 2015	FY 2013 Year Ended December 28, 2013	FY 2012 Year Ended December 29, 2012
Net income	$10,038	$2,231	$1,438
Other comprehensive income, net of tax:
Recognition of accumulated foreign currency translation loss	—	—	35
Other comprehensive income, net of tax	—	—	35
Comprehensive income	$10,038	$2,231	$1,473

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Income (Loss)	Deficit	Total
FY 2011: Balances, December 31, 2011	500,000	$5	8,917,824	$92	$42,032	$(1,078)	$(35)	$(18,590)	$22,426
Issuance of common stock under stock option plan			174,631	2	443				445
Employee stock-based compensation expense					396				396
Release of restricted stock and escrow shares			36,815						—
Stock repurchase			(188,799)			(734)			(734)
Stock repurchased from tender offer			(487,500)		(2,101)				(2,101)
Retirement of treasury stock					(1,812)	1,812			—
Foreign currency translation adjustments							35		35
Net income								1,438	1,438
FY 2012: Balances, December 29, 2012	500,000	5	8,452,971	94	38,958	—	—	(17,152)	21,905
Issuance of common stock under stock option plan			493,622	5	1,490				1,495
Employee stock-based compensation expense					689				689
Release of restricted stock			27,915						—
Stock repurchase			(75,025)		(426)				(426)
Stock repurchased from tender offer					(40)				(40)
Preferred stock conversion to common stock	(500,000)	(5)	1,000,000	5					—
Net income								2,231	2,231
FY 2013: Balances, December 28, 2013	—	—	9,899,483	104	40,671	—	—	(14,921)	25,854
Issuance of common stock under stock option plan			399,390	4	1,497				1,501
Employee stock-based compensation expense					972				972
Excess tax benefits from stock-based awards					36				36
Release of restricted stock			50,262						—
Stock repurchase			(562,440)		(4,665)				(4,665)
Net income								10,038	10,038
FY 2014: Balances, January 3, 2015	—	$—	9,786,695	$108	$38,511	$—	$—	$(4,883)	$33,736

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	FY 2014 Year Ended January 3, 2015	FY 2013 Year Ended December 28, 2013	FY 2012 Year Ended December 29, 2012
Operating activities:
Net income	$10,038	$2,231	$1,438
Less income from discontinued operations	—	—	1,608
Income (loss) from continuing operations	10,038	2,231	(170)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	420	490	427
Change in fair value of earn-out liability	1,258	355	215
Stock-based compensation cost recognized	972	689	388
Deferred income taxes	(8,776)	—	—
Excess tax benefits from stock-based awards	(36)	—	—
Provision for doubtful accounts	86	61	33
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(1,078)	(1,926)	38
Inventories	1,486	(2,514)	(1,376)
Prepaid expenses and other current assets	66	553	(665)
Other long-term assets	82	(16)	(88)
Accounts payable	(520)	173	525
Accrued compensation	(28)	328	383
Accrued expenses	17	171	(756)
Accrued warranty	1	15	(103)
Deferred revenue	46	129	(10)
Other long-term liabilities	(20)	28	21
Net cash provided (used in) by operating activities	4,014	767	(1,138)
Investing activities:
Acquisition of property and equipment	(568)	(380)	(394)
Cash paid in business combination	—	—	—
Payment on earn-out liability	(459)	(383)	(328)
Net cash used in investing activities	(1,027)	(763)	(722)
Cash flows from financing activities:
Proceeds from stock option exercises	1,501	1,495	445
Excess tax benefits from stock-based awards	36	—	—
Repurchase of common stock	(4,665)	(426)	(2,835)
Payment of legal costs in connection with tender offer	—	(40)	—
Net cash (used in) provided by financing activities	(3,128)	1,029	(2,390)
Net cash provided by operating activities from discontinued operations	—	—	695
Net cash provided by investing activities from discontinued operations	—	510	4,632
Effect of foreign exchange rate changes from discontinued operations	—	—	35
Net cash provided by discontinued operations	—	510	5,362
Net (decrease) increase in cash and cash equivalents	(141)	1,543	1,112
Cash and cash equivalents, beginning of year	13,444	11,901	10,789
Cash and cash equivalents, end of year	$13,303	$13,444	$11,901
Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Income taxes	$35	$(536)	$(145)
Supplemental disclosure of non-cash activities:
Conversion of preferred stock to common stock	$—	$5	$—

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

Our fiscal year always ends on the Saturday closest to December 31. Fiscal 2014 ended on January 3, 2015 (“FY 2014”), fiscal 2013 ended on December 28, 2013 (“FY 2013”), and fiscal 2012 ended on December 29, 2012 (“FY 2012”). Consequently, fiscal year 2014 included 53 weeks of operations while fiscal years 2013 and 2012 included only 52 weeks.

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

	FY 2014 Year Ended	FY 2013 Year Ended	FY 2012 Year Ended
(in thousands)	January 3, 2015	December 28, 2013	December 29, 2012
Total revenues	$—	$—	$1,630
Income (loss) from discontinued operations	$—	$—	$(325)
Gain on sales of aesthetics business	$—	$—	$1,149
Income from discontinued operations, before income taxes	$—	$—	$824
Income tax (benefit) expense	$—	$—	$(784)
Income from discontinued operations, net of tax	$—	$—	$1,608

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

Sales Returns Allowance and Allowance for Doubtful Accounts.

The Company estimates future product returns related to current period product revenue. We analyze historical returns, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowance. Significant management judgment and estimates must be made and used in connection with establishing the sales returns allowance in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. Our provision for sales returns is recorded net of the associated costs. The balance for the provision of sales returns was $47 thousand and $33 thousand as of January 3, 2015 and December 28, 2013, respectively, and is recorded within the deferred revenue accounts in the consolidated balance sheets.

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

As part of our normal business, we generally utilize various finished goods inventory as either sales demos to facilitate the sale of our products to prospective customers, or as loaners that we allow our existing customers to use while we repair their products. The Company is amortizing these demos and loaners over an estimated useful life of four years. The amortization of the demos is charged to sales expense while the amortization on the loaners is charged to cost of revenues. The gross value of demos and loaners was $1.4 million and $1.6 million and the accumulated amortization was $524 thousand and $601 thousand as of January 3, 2015 and December 28, 2013, respectively. The net book value of demos and loaners is charged to cost of revenues when such demos or loaners are sold.

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

Valuation of Goodwill and Intangible Assets.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. If, after assessing the totality of circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the two-step impairment test. It does not require an entity to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value. However, an entity also has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test during the second quarter of 2014 and determined that its goodwill was not impaired. As of January 3, 2015, the Company had not identified any factors that indicated there was an impairment of its goodwill and determined that no additional impairment analysis was then required.

Intangible assets with definite lives are amortized over the useful life of the asset. We review our amortizing intangible assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future non-discounted net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. In such circumstances, the Company conducts an impairment analysis in accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”).

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

Deferred Revenue.

Revenue related to service contracts is deferred and recognized on a straight line basis over the period of the applicable service period. Costs associated with these service arrangements are recognized as incurred. A reconciliation of the changes in the Company’s deferred revenue balances for the years ended January 3, 2015 and December 28, 2013 are as follows (in thousands):

FY 2012: Balance as of December 29, 2012	$1,004
Additions to deferral	1,383
Revenue recognized	(1,254)
FY 2013: Balance as of December 28, 2013	1,133
Additions to deferral	1,514
Revenue recognized	(1,468)
FY 2014: Balance as of January 3, 2015	$1,179

Warranty.

We provide reserves for the estimated cost of product warranties at the time revenue is recognized based on historical experience of known product failure rates and expected material and labor costs to provide warranty services. We generally provide a two-year warranty on our products. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Alternatively, if estimates are determined to be greater than the actual amounts necessary, we may reverse a portion of such provisions in future periods. Warranty costs are reflected in the consolidated statements of operations as costs of revenues. A reconciliation of the changes in the Company’s warranty liability for the years ended January 3, 2015 and December 28, 2013 are as follows (in thousands):

FY 2012: Balance as of December 29, 2012	$453
Accruals for product warranties	213
Cost of warranty claims	(198)
FY 2013: Balance as of December 28, 2013	468
Accruals for product warranties	313
Cost of warranty claims	(312)
FY 2014: Balance as of January 3, 2015	$469

Shipping and Handling Costs.

Our shipping and handling costs billed to customers are included in revenues and the associated expense is recorded in cost of revenues for all periods presented. Shipping and handling costs amounted to $0.3 million for each of the fiscal years 2014, 2013 and 2012.

Research and Development.

Research and development expenditures are charged to operations as incurred.

Advertising.

Advertising and promotion costs are expensed as they are incurred; such costs were approximately $0.2 million in 2014, $0.1 million in 2013, and $0.2 million in 2012 and are included in sales and marketing expenses in the accompanying consolidated statements of operations.

Income Taxes.

We account for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We evaluate annually the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. In 2013, we recorded a full valuation allowance for our deferred tax assets based on our historical loss and the uncertainty regarding our ability to project future taxable income. In 2014, the Company released $9.2 million of valuation allowance against most of its deferred tax assets except for the California Research and Development Credit.

Accounting for Uncertainty in Income Taxes.

The Company accounts for uncertain tax positions in accordance with ASC 740. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. In accordance with our accounting policy, we recognize accrued interests and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accrued interest and penalties during the year ended January 3, 2015.

Accounting for Stock-Based Compensation.

The Company accounts for stock-based compensation granted to employees and directors, including employees stock option awards, restricted stock and restricted stock units in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”). Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s service period. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award.

The Company values options using the Black-Scholes option pricing model. Restricted stock and time-based restricted stock units are valued at the grant date fair value of the underlying common shares. Performance-based restricted stock units are valued using the Monte Carlo simulation model. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions which determine the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying stock. The Monte Carlo simulation model incorporates assumptions for the holding period, risk-free interest rate, stock price volatility and dividend yield.

Concentration of Credit Risk and Other Risks and Uncertainties.

The Company’s cash and cash equivalents are deposited in demand and money market accounts. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and therefore, bear minimal risk.

The Company markets its products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of our customers and maintains an allowance for potential credit losses. Historically, the Company has not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the years ended January 3, 2015, December 28, 2013, and December 29, 2012, no single customer accounted for greater than 10% of total revenues. As of January 3, 2015, one customer accounted for approximately 13% of our net accounts receivable balance. No customer accounted for more than 10% of our accounts receivable balance as of December 28, 2013.

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

Net Income per Share.

Net income per share is computed in accordance with ASC 260, Earnings per Share. Basic net income per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents consist of incremental common shares issuable upon the exercise of stock options, release (vesting) of restricted stock units and awards, and the conversion of Series A Preferred Stock into common stock and are calculated under the treasury stock method. Common stock equivalent shares from unexercised stock options, unvested restricted stock units and awards and the conversion of Series A Preferred Stock are excluded from the computation for periods in which the Company incurs a loss from continuing operations or if the exercise price of such options is greater than the average market price of the stock for the period as their effect is anti-dilutive. See Note 14 - Computation of Basic and Diluted Net Income (Loss) Per Common Share.

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

3. Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

●	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.
●

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

●

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of January 3, 2015 and December 28, 2013, approximate fair value because of the short maturity of these instruments.

As of January 3, 2015 and December 28, 2013, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

	As of January 3, 2015				As of December 28, 2013
	Fair Value Measurements				Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$11,846			$11,846	$12,742			$12,742
Liabilities:
Earn-out liability			$1,423	$1,423			$624	$624

The Company’s Level 1 financial assets are money market funds whose fair values are based on quoted market prices. The Company does not have any Level 2 financial assets or liabilities. The fair value of the earn-out liability arising from the acquisitions of RetinaLabs and Ocunetics is classified within Level 3 of the fair value hierarchy since it is based on significant unobservable inputs. The significant unobservable inputs include projected royalties and discount rates to present value the payments. A significant increase (decrease) in the projected royalty payments in isolation could result in a significantly higher (lower) fair value measurement and a significant increase (decrease) in the discount rate in isolation could result in a significantly lower (higher) fair value measurement. The fair value of the earn-out liability is calculated on a quarterly basis by the Company based on a collaborative effort of the Company’s operations, finance and accounting groups based on additional information as it becomes available. We continue to generate revenues from our RetinaLabs acquisition and anticipate generating revenues from our Ocunetics transaction. Both of these deals were structured with an earn-out component. Our expectations of the future revenues to be generated from these deals have increased; we now anticipate increasing our payment under the earn-out conditions. The earn-out liability is included in accrued expenses and other long-term liabilities in the consolidated balance sheets. Any change in the fair value adjustment is recorded in the consolidated statements of operations.

Charges related to fair value adjustments were $1,258 thousand, $355 thousand and $215 thousand for the fiscal years 2014, 2013 and 2012, respectively

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of January 3, 2015 and December 28, 2013.

As of January 3, 2015	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Weighted Average (range)
Earn-out liability	$1,423	Discounted cash	Projected royalties	$3,048
		flow	(in thousands)	($669 – $3,613)
			Discount rate	13.54% (10.34% - 27.00%)

As of December 28, 2013	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Weighted Average (range)
Earn-out liability	$624	Discounted cash	Projected royalties	$1,463
		flow	(in thousands)	($414 – $1,675)
			Discount rate	21.61% (20.52% - 27.00%)

The following table provides a reconciliation of the beginning and ending balances of the contingent consideration – cash (Level 3 liabilities) (in thousands):

Balance as of December 29, 2012	$652
Payments against earn-out	(383)
Change in fair value of earn-out liability	355
Balance as of December 28, 2013	624
Payments against earn-out	(459)
Change in fair value of earn-out liability	1,258
Balance as of January 3, 2015	$1,423

4. Inventories

The components of the Company’s inventories are as follows (in thousands):

	FY 2014 January 3, 2015	FY 2013 December 28, 2013
Raw materials	$3,966	$5,922
Work in process	1,609	976
Finished goods	3,544	3,707
Total inventories	$9,119	$10,605

5. Property and Equipment

The components of the Company’s property and equipment are as follows (in thousands):

	FY 2014 January 3, 2015	FY 2013 December 28, 2013
Equipment	$7,623	$7,065
Leasehold improvements	2,309	2,299
Less: accumulated depreciation and amortization	(9,197)	(8,821)
Property and equipment, net	$735	$543

Depreciation expense related to property and equipment was $376 thousand, $264 thousand and $236 thousand for the fiscal years 2014, 2013 and 2012, respectively.

6. Goodwill

The carrying value of goodwill was $0.5 million as of January 3, 2015 and December 28, 2013.

Goodwill is tested for impairment at least annually or whenever there is a change in circumstances that indicates the carrying value of these assets may be impaired. The determination of whether any potential impairment of goodwill exists is based upon a two-step impairment test performed in accordance with ASC 350. There was no impairment of goodwill recognized during fiscal years 2014, 2013 or 2012.

7. Intangible Assets

The components of the Company’s purchased intangible assets as of January 3, 2015 are as follows (in thousands):

	Useful Lives	FY 2014 Annual Amortization	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Lives Remaining
Customer relations	15 Years	$16	$240	$76	$164	10.25 Years
Patents	Varies	28	720	600	120	Varies
		$44	$960	$676	$284

The components of the Company’s purchased intangible assets as of December 28, 2013 are as follows (in thousands):

	Useful Lives	FY 2013 Annual Amortization	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Lives Remaining
Customer relations	15 Years	$16	$240	$60	$180	11.25 Years
Patents	Varies	210	720	572	148	Varies
		$226	$960	$632	$328

Aggregate amortization expense for the fiscal years 2014, 2013 and 2012 were $44 thousand, $226 thousand and $191 thousand, respectively. The amortization of customer relations was charged to sales and marketing expense and the amortization of Patents was charged to cost of revenues.

Estimated future amortization expense for purchased intangible assets is as follows (in thousands):

Fiscal Year:
2015	$53
2016	99
2017	16
2018	16
2019	16
Thereafter	84
Total	$284

8. Accrued Expenses

The components of the Company’s accrued expenses are as follows (in thousands):

	FY 2014 January 3, 2015	FY 2013 December 28, 2013
Customer deposits	$500	$200
Earn-out – short term	382	184
Distributor commission	300	524
Sales and use tax payable	107	111
Royalties payable	36	32
Other accrued expenses	445	541
Total accrued expenses	$1,770	$1,592

9. Commitments and Contingencies

Lease Agreements.

The Company leases its operating facilities under a non-cancelable operating lease. In December 2009, the lease for the Mountain View, California facility was amended and renewed to lease for an additional six year period beginning March 1, 2010 until February 28, 2015. In August 2014, the Company executed an amendment to extend the term of the lease through February 28, 2017. There are no remaining options to extend or renew the terms of this lease. Rent expense totaled $0.6 million for each of the fiscal years 2014, 2013 and 2012.

Future minimum lease payments under current operating leases at January 3, 2015 are summarized as follows (in thousands):

Fiscal Year	Operating Lease Payments
2015	$858
2016	993
2017	164
Total future minimum lease payments	$2,015

Manufacture and Supply Agreement.

In January 2014, the Company and Peregrine Surgical Ltd. amended the manufacture, supply and distributor agreement that was originally entered into in April 2013. The amendment modified the term and termination period from April 1, 2013 through April 1, 2017 to January 1, 2014 through January 1, 2018. All other terms under the original agreement remained in force.

Under the agreement, the Company has a minimum commitment to purchase annually $750 thousand of certain components and ophthalmic instrumentation. In 2014, the Company was not able to meet the minimum commitment, having purchased only $678 thousand. The deficient amount of $72 thousand was mutually agreed upon by both parties to be added to the 2015 minimum commitment.

Future minimum payments for manufacture and supply commitments as of January 3, 2015 are summarized as follows (in thousands):

Fiscal Year	Contract Manufacturing and Supply Commitments
2015	$6,171
2016	2,013
2017	750
Total contract manufacturing and supply commitments	$8,934

License Agreements.

The Company is obligated to pay royalties equivalent to 5% of sales on certain products under certain license agreements with termination dates as early as the end of 2018 and as late as the end of 2021. Royalty expense, charged to cost of revenues, was approximately $0.2 million, $0.1 million, and $0.1 million for the fiscal years 2014, 2013 and 2012, respectively.

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

10. Stockholders’ Equity

Convertible Preferred Stock

The Company is authorized to issue up to 2,000,000 shares of undesignated preferred stock from time to time in one or more series. During August 2007, the Company filed a Certificate of Designation authorizing the Company to issue up to 500,000 of the 2,000,000 shares of authorized undesignated preferred stock as shares of Series A Preferred Stock, par value $0.01 per share and the Company issued 500,000 shares of Series A Preferred Stock, convertible into 1 million shares of common stock, and warrants to purchase an aggregate of 600,000 shares of common stock at an exercise price of $0.01 per share. The warrants were to expire December 31, 2007 but were exercised prior to that date. The purchase price for a unit of 1 share of Series A Preferred Stock and a warrant to purchase 1.2 shares of common stock was $10.00, resulting in net proceeds to the Company of approximately $4.9 million. Of the total $4.9 million proceeds received, approximately $2.3 million was allocated to the common stock warrants based on their estimated fair value at the time of issuance. On June 11, 2013, all outstanding shares of the Company’s Series A Preferred Stock automatically converted into 1,000,000 shares of common stock.

Stock-Based Compensation

1998 Stock Plan.

The 1998 Stock Plan (“the 1998 Plan”), as amended, provides for the granting to employees (including officers and non-employee directors) of incentive stock options and for the granting to employees (including officers and non-employee directors) and consultants of nonstatutory stock options, stock purchase rights (“SPRs”), restricted stock, restricted stock units (“RSUs”), performance shares, performance units and stock appreciation rights. The exercise price of incentive stock options and stock appreciation rights granted under the 1998 Plan must be at least equal to the fair market value of the shares at the time of grant. With respect to any recipient who owns stock possessing more than 10% of the voting power of our outstanding capital stock, the exercise price of any option or SPR granted must be at least equal to 110% of the fair market value at the time of grant. Options granted under the 1998 Plan are exercisable at such times and under such conditions as determined by the administrator; generally over a four year period. The maximum term of incentive stock options granted to any recipient must not exceed ten years; provided, however, that the maximum term of an incentive stock option granted to any recipient possessing more than 10% of the voting power of the Company’s outstanding capital stock must not exceed five years. In the case of SPRs, unless the administrator determines otherwise, the Company has a repurchase option exercisable upon the voluntary or involuntary termination of the purchaser’s employment with the Company for any reason (including death or disability). Such repurchase option lapses at a rate determined by the administrator. The purchase price for shares repurchased by the Company is the original price paid by the purchaser. As of January 3, 2015 and December 28, 2013, no shares were subject to repurchase. The form of consideration for exercising an option or stock purchase right, including the method of payment, is determined by the administrator. The 1998 Plan expired in February 2008.

2008 Equity Incentive Plan.

On June 11, 2008, the shareholders approved the adoption of the 2008 Equity Incentive Plan, (“the Incentive Plan”). There are no material changes in the Incentive Plan from the 1998 Plan. In 2014, the stockholders approved an amendment to the Incentive Plan for purposes of complying with Section 162(m) of the Internal Revenue Code of 1986, as amended, to increase the share reserve under the Incentive Plan, and to make certain other amendments to the terms of the Incentive Plan. The maximum aggregate number of shares that may be awarded and sold under the Incentive Plan is 300,000 shares plus any shares subject to stock options or similar awards granted under the 1998 Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 1998 Plan that are forfeited to the Company on or after the date the 1998 Plan expires.

The following table summarizes information regarding activity in our stock option plans during the fiscal years ended 2014, 2013 and 2012 (in thousands except share and per share data):

		Outstanding Options
	Shares Available for Grant	Number of Shares	Aggregate Price	Weighted Average Exercise Price
Balances as of December 31, 2011	505,221	1,766,401	$6,380	$3.61
Additional shares reserved	391,166	—	—	—
Options granted	(335,050)	335,050	1,313	3.92
Restricted stock granted	(66,665)
Options exercised	—	(174,631)	(445)	2.55
Options cancelled	356,277	(356,277)	(1,550)	4.35
Options expired	(108,971)	—	—	—
Balances as of December 29, 2012	741,978	1,570,543	5,698	3.63
Additional shares reserved	52,128	—	—	—
Options granted	(149,600)	149,600	851	5.69
Restricted stock granted	(234,012)	—	—	—
Options exercised	—	(493,622)	(1,495)	3.03
Options cancelled	123,679	(123,679)	(698)	5.64
Options expired	(57,628)	—	—	—
Balances as of December 28, 2013	476,545	1,102,842	4,356	3.97
Additional shares reserved	503,306	—	—	—
Options granted	(158,300)	158,300	1,362	8.61
Restricted stock granted	(62,225)	—	—	—
Options exercised	—	(399,390)	(1,501)	3.76
Options cancelled	27,957	(27,957)	(171)	6.13
Awards cancelled	79,890	—	—	—
Options expired	(13,056)	—	—	—
Balances as of January 3, 2015	854,117	833,795	$4,046	$4.88

There were 1,687,912 shares reserved for future issuance under the stock option plans as of January 3, 2015.

The following table summarizes information with respect to stock options outstanding and exercisable as of January 3, 2015:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number of Shares Outstanding as of January 3, 2015	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable as of January 3, 2015	Weighted Average Exercise Price
$0.90 - $3.07	96,025	1.12	$1.70	96,025	$1.70
$3.08 - $3.60	91,707	3.17	$3.51	72,064	$3.49
$3.72 - $3.75	33,250	3.83	$3.72	22,000	$3.73
$3.86 - $3.86	147,896	4.91	$3.86	59,646	$3.86
$3.89 - $4.31	140,325	3.12	$4.12	112,521	$4.15
$4.70 - $5.92	137,463	4.54	$5.50	64,546	$5.45
$6.00 - $8.58	122,129	5.92	$7.91	25,131	$7.45
$8.60 - $8.98	42,000	6.55	$8.84	—	$—
$9.34 - $9.34	20,000	6.18	$9.34	—	$—
$10.19 - $10.19	3,000	5.92	$10.19	813	$10.19
$0.90 - $10.19	833,795	4.14	$4.88	452,746	$3.85

The determination of the fair value of options granted by the Company is computed using the Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Option Plan
	FY 2014	FY 2013	FY 2012
Average risk free interest rate	1.49%	1.12%	0.68%
Expected life (in years)	4.50 years	4.50 years	4.55 years
Dividend yield	—	—	—
Average volatility	56.2%	71.5%	89.2%

The weighted average grant date fair value of options granted as calculated using Black-Scholes option pricing was $4.02, $3.16, and $2.60 per share for the fiscal years 2014, 2013 and 2012, respectively.

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

The following table shows stock-based compensation expense by functional line item in the consolidated statements of operations for 2014, 2013 and 2012 (in thousands):

	FY 2014 Year Ended	FY 2013 Year Ended	FY 2012 Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Cost of revenues	$149	$108	$63
Research and development	105	71	77
Sales and marketing	118	113	105
General and administrative	600	397	143
Total stock-based compensation expense – continuing operations	972	689	388
Total stock-based compensation expense – discontinued operations	—	—	8
Total stock-based compensation expense	$972	$689	$396

Stock-based compensation expense capitalized to inventory was immaterial for 2014, 2013, and 2012.

Information regarding stock options outstanding, exercisable and expected to vest as of January 3, 2015 is summarized below:

	Number of	Weighted Average	Weighted Average Remaining Contractual	Aggregate Intrinsic Value
	Shares	Exercise Price	Life (years)	(thousands)
Options outstanding	833,795	$4.88	4.14	$3,139
Options vested and expected to vest	781,361	$4.77	4.04	$3,026
Options exercisable	452,746	$3.85	3.01	$2,158

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 3, 2015. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for fiscal years 2014, 2013 and 2012 was approximately $1.9 million, $1.5 million, and $261 thousand, respectively.

As of January 3, 2015, there was $1.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements under both of the plans. The cost is expected to be recognized over a weighted average period of 2.44 years.

Cash flows resulting from excess tax benefits are classified as a part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions for exercised stock options and vested restricted stock units and awards in excess of the deferred tax asset attributable to stock-based compensation expense for such stock-based awards.  Excess tax benefits are considered realized when the tax deductions reduce taxes that otherwise would be payable.  Excess tax benefits classified as a financing cash inflow for fiscal 2014were $36 thousand.

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

Information regarding the restricted stock units outstanding, vested and expected to vest as of January 3, 2015 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Restricted stock units outstanding	277,390	0.59	$2,388
Restricted stock units vested and expected to vest	196,858	0.23	$1,695

The intrinsic value of the restricted stock units is calculated based on the closing price of IRIDEX shares as quoted on the NASDAQ Global Market on the last trading day of the year, January 2, 2015 of $8.61.

In March 2013, the Company granted a restricted stock unit award for up to 220,000 shares of the Company’s common stock (the “Market Performance Award #1”) under the terms of the Company’s 2008 Equity Incentive Plan, as amended, to the Company’s President and Chief Executive Officer. The number of shares issuable pursuant to the Market Performance Award #1 will be based upon the Company’s average stock price performance during the two months prior to and two months following the date the service condition is met. Based on the Company’s average stock price performance, the Market Performance Award #1 is expected to vest on December 31, 2014. See Note 15 – Subsequent Events.

In January 2014, the Company granted a restricted stock unit award for up to 50,000 shares of the Company’s common stock (the “Market Performance Award #2”) under the terms of the Company’s 2008 Equity Incentive Plan, as amended, to the Company’s President and Chief Executive Officer. The number of shares issuable pursuant to the Market Performance Award #2 will be based upon the Company’s calculated stock price (average stock price performance during the two months prior to and two months following the date the service condition is met. Under the Market Performance Award #2, none of the restricted stock units will vest if the calculated stock price is less than $11.00 per share. Based on the Company’s average stock price performance, the Market Performance Award #2 is not expected to vest on December 31, 2014. See Note 15 – Subsequent Events.

With respect to the Market Performance Award #1 and Market Performance Award #2 (the “Performance Awards”), to the extent that the market condition is not met, the Performance Awards will not vest and will be cancelled. Since the market conditions will affect the vesting of the Performance Awards, the Company could not use the Black-Scholes option pricing model to value the award; instead, a binomial model was used. The Company utilized the Monte Carlo simulation technique, which incorporated assumptions for the expected holding period, risk-free interest rate, stock price volatility and dividend yield. The total value of the Market Performance Award #1 was $258 thousand the total value of the Market Performance Award #2 was $234 thousand. Compensation expense was recognized ratably over the expected vesting term.

Information regarding the restricted stock units activity during the year ended January 3, 2015, December 28, 2013 and December 29, 2012 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2011	90,189	$3.49
Restricted stock units granted	55,999	$3.85
Restricted stock units released	(15,189)	$3.95
Restricted stock units forfeited	(75,000)	$3.40
Outstanding as of December 29, 2012	55,999	$3.85
Restricted stock units granted	230,509	$4.51
Restricted stock units released	(17,249)	$3.77
Outstanding as of December 28, 2013	269,259	$4.42
Restricted stock units granted	59,780	$9.76
Restricted stock units released	(46,759)	$9.29
Restricted stock units forfeited	(4,890)	$8.18
Outstanding as of January 3, 2015	277,390	$4.68

Information regarding the restricted stock awards activity during the year ended January 3, 2015, December 28, 2013 and December 29, 2012 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2011	10,126	$3.95
Restricted stock awards granted	10,666	3.75
Restricted stock awards released	(10,126)	$3.95
Outstanding as of December 29, 2012	10,666	$3.75
Restricted stock awards granted	3,503	$5.71
Restricted stock awards released	(10,666)	$3.75
Outstanding as of December 28, 2013	3,503	$5.71
Restricted stock awards granted	2,445	$8.18
Restricted stock awards released	(3,503)	$5.71
Outstanding as of January 3, 2015	2,445	$8.18

11. Employee Benefit Plan

The Company has a plan known as the IRIS Medical Instruments 401(k) Trust to provide retirement benefits through the deferred salary deductions for substantially all U.S. employees. Employees may contribute up to 15% of their annual compensation to the plan, limited to a maximum amount set by the Internal Revenue Service. The plan also provides for Company contributions at the discretion of the Board of Directors. Prior to the start of fiscal 2009, the Company suspended the matching contributions. Subsequent to December 29, 2012, the Company reinstated a Company match in the amount of 50% of employee contributions up to a maximum of $3 thousand. In 2014, total matching contributions made by the Company were $186 thousand. In 2013, total matching contributions made by the Company were $170 thousand.

12. Income Taxes

Pre-tax book income (loss) from continuing operations was comprised of the following:

	FY 2014 Year Ended January 3, 2015	FY 2013 Year Ended December 28, 2013	FY 2012 Year Ended December 29, 2012
United States	$1,332	$2,262	$(270)
Foreign	—	—	—
Total	$1,332	$2,262	$(270)

The (benefit from) provision for income taxes from continuing operations includes:

	FY 2014 Year Ended January 3, 2015	FY 2013 Year Ended December 28, 2013	FY 2012 Year Ended December 29, 2012
Current:
Federal	$54	$11	$(114)
State	16	20	14
	70	31	(100)
Deferred:
Federal	(7,862)	—	—
State	(914)	—	—
	(8,776)	—	—
(Benefit from) provision for income taxes	$(8,706)	$31	$(100)

The Company’s effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

	FY 2014 Year Ended January 3, 2015	FY 2013 Year Ended December 28, 2013	FY 2012 Year Ended December 29, 2012
Income tax provision at statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	(68.0%)	(13.3%)	(88.1%)
Permanent differences	(1.1%)	(17.0%)	(89.1%)
Research and development credits	(2.6%)	0.0%	0.0%
Change in valuation allowance	(613.5%)	(2.3%)	180.3%
Other	(2.4%)	0.0%	0.0%
Effective tax rate	(653.6%)	1.4%	37.1%

The tax effect of temporary differences and carryforwards that give rise to significant portions of the net deferred tax assets are presented below (in thousands):

	FY 2014 January 3, 2015	FY 2013 December 28, 2013
Accruals and reserves	$1,681	$1,792
Deferred revenue	113	91
Fixed assets	439	423
Intangibles	825	441
Stock compensation	676	696
Net operating loss	4,278	5,224
Research and development credits	1,575	1,260
Other tax credits	94	47
Net deferred tax asset	$9,681	$9,974
Valuation allowance	(905)	(9,974)
Net deferred tax assets	$8,776	$—

The Company's accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company's deferred tax assets. Assessing the realizability of deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. The Company's management forecasts taxable income by considering all available positive and negative evidence including its history of operating income or losses and its financial plans and estimates which are used to manage the business. These assumptions require significant judgment about future taxable income. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

In the fourth quarter of fiscal year 2014, the Company's management determined, based on the Company's recent history of earnings coupled with its forecasted profitability that it is more likely than not that all of its federal and the majority of its state deferred tax assets will be realized in the foreseeable future.  Accordingly, in the fourth quarter of fiscal year 2014, the Company released $9.2 million of valuation allowance. As of January 3, 2015, the Company had federal and state net operating loss (“NOL”) carryforwards of $12.5 million and $14.5 million, respectively. Of the total NOL carryover, $2 million for federal and $2.1 million for states, relate to windfall stock option deductions which, when realized, will be credited to equity. The federal NOL will begin to expire in 2032 and the state NOL will begin to expire in 2020, in each case if not used.

The Tax Increase Prevention Act of 2014, enacted on December 19, 2014, provided for one-year extension of the research and development credit through 2014. As of January 3, 2015, the Company had federal and state research credit carryforwards of approximately $1.3 million and $1.9 million, respectively, available to offset future tax liabilities. The federal credits will begin expiring in 2026 if not used. The state research credits do not expire. The above NOL and research and development credits are subject to IRC sections 382 and 383. In the event of a change in ownership as defined by these code sections, the usage of the above mentioned NOL’s and credits may be limited.

The Company accounts for uncertain tax positions in accordance with ASC 740. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accrued interest and penalties during the year ended January 3, 2015.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	FY 2014 Year Ended January 3, 2015	FY 2013 Year Ended December 28, 2013	FY 2012 Year Ended December 29, 2012
Balance at the beginning of the year	$1,027	$954	$1,191
Additions based upon tax positions related to the current year	53	48	36
Additions based upon tax positions related to the prior year	51	25	—
Reductions based upon tax positions related to the prior year	(270)	—	(273)
Balance at the end of the year	$861	$1,027	$954

Recognition of the unrecognized tax benefits of $861 thousand as of January 3, 2015 would affect the Company’s effective tax rate. The Company does not anticipate any material change in its unrecognized tax benefits of $861 thousand over the next twelve months. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business.

The Company files U.S. federal and state returns. The tax years 2009 to 2014 remain open in several jurisdictions, none of which have individual significance.

13. Business Segments and Geographical Information

The Company operates in one segment, ophthalmology. The Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service and support activities.

Revenue information shown by geographic region is as follows (in thousands):

	FY 2014 Year Ended January 3, 2015	FY 2013 Year Ended December 28, 2013	FY 2012 Year Ended December 29, 2012
United States	$22,590	$21,043	$18,496
Europe	9,096	7,345	7,468
Rest of Americas	3,199	3,309	2,335
Asia/Pacific Rim	7,929	6,576	5,560
	$42,814	$38,273	$33,859

Revenues are attributed to countries based on location of end customers. For fiscal years 2014, 2013 and 2012 no individual country accounted for more than 10% of the Company’s sales, except for the United States, which accounted for 52.8%, 55.0%, and 54.6% of revenues in 2014, 2013, and 2012 respectively.

As of January 3, 2015 and December 28, 2013, the Company had no long-lived assets in any country other than in the United States.

14. Computation of Basic and Diluted Net Income (Loss) Per Common Share

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per common share is provided as follows (in thousands, except per share amounts):

	FY 2014 Year Ended January 3, 2015	FY 2013 Year Ended December 28, 2013	FY 2012 Year Ended December 29, 2012
Numerator:
Income (loss) from continuing operations	$10,038	$2,231	$(170)
Income from discontinued operations	—	—	1,608
Net income	$10,038	$2,231	$1,438
Denominator:
Weighted average shares of common stock (basic)	9,892	9,245	8,935
Effect of dilutive preferred shares	—	448	—
Effect of dilutive stock options	291	291	—
Effect of dilutive contingent shares	174	120	—
Weighted average shares of common stock (diluted)	10,357	10,104	8,935
Per share data:
Basic net income (loss) per share:
Net income (loss) before discontinued operations	$1.01	$0.24	$(0.02)
Discontinued operations	0.00	0.00	0.18
Net income	$1.01	$0.24	$0.16
Diluted net income (loss) per share:
Net income (loss) before discontinued operations	$0.97	$0.22	$(0.02)
Discontinued operations	0.00	0.00	0.18
Net income	$0.97	$0.22	$0.16

For periods in which the Company generates income from continuing operations, the conversion of Series A Preferred Stock to common stock and common stock equivalent shares from unexercised stock options (if the exercise price of such options is lower than the average market price of the stock for the period) and vesting of restricted stock units and awards are included in the computation as their effect is dilutive. The Company excludes stock options and other common stock equivalents from the computation if the exercise price of the options is greater than the average market price of the stock for the period because the inclusion of these options would be anti-dilutive. Accordingly, as of January 3, 2015 and December 28, 2013, stock options to purchase 116,320 and 156,564 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding.

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

15. Subsequent Events

In March 2015, in connection with the Performance Awards granted to the Company’s President and Chief Executive Officer, where the total number of shares issuable was determined based upon the Company’s calculated price (average stock price performance during the two months prior to and two months following the date the service condition is met), under the Market Performance Award #1, the Company released 190 thousand shares of restricted stock units to the Company’s President and Chief Executive Officer and cancelled the remaining 30 thousand shares that could have been earned under this award. In addition, since no shares of the total number of shares that could have been earned under the Market Performance Award #2 vested, 50 thousand shares were also cancelled.

The Company has evaluated subsequent events and has concluded that no additional subsequent events that require disclosure in the consolidated financial statements have occurred since the year ended January 3, 2015.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 3, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 3, 2015 using the criteria for effective internal control over financial reporting as described in the “Internal Control - Integrated Framework (1992 framework),” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of January 3, 2015.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Certain information required by Part III has been omitted from this Form 10-K. This information is instead incorporated herein by reference to our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders (“the Proxy Statement”), which we will file within 120 days after the end of our fiscal year pursuant to Regulation 14A in time for our Annual Meeting of Stockholders to be held June 17, 2015.

Item 10. Directors, Executive Officers and Corporate Governance

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

3. Exhibits

Exhibit Index

Exhibits	Exhibit Title
2.1(14)	Asset Purchase Agreement by and among Cutera, Inc., Registrant, and U.S. Bank, National Association, as Escrow Agent, dated December 30, 2011.
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3.2(2)	Amended and Restated Bylaws of Registrant.
4.1(3)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock.
4.2(3)	Investor Rights Agreement, dated as of August 31, 2007, by and among the Company, BlueLine Capital Partners, LP; BlueLine Capital Partners III, LP and BlueLine Capital Partners II, LP.
4.3(4)	Amendment No. 1 to Investor Rights Agreement, dated as of March 31, 2009.
10.1(1)	Form of Indemnification Agreement with directors and officers.
10.2(5)

Lease Agreement dated December 6, 1996 by and between Zappettini Investment Co. and the Registrant, as amended pursuant to Amendment No. 1 dated September 15, 2003 and Amendment No. 2 dated December 22, 2008.

10.2.1(15)	Third Amendment to Lease Agreement dated August 4, 2014 by and between Zappettini Investment Co. and the Registrant.
10.3(6)*	1995 Director Option Plan.
10.4(7)*	1998 Stock Plan.
10.5(8)*	2005 Employee Stock Purchase Plan.
10.6*	2008 Equity Incentive Plan.
10.7(9)*	Form of 2008 Equity Incentive Plan Option Agreement.

Exhibits	Exhibit Title
10.8(10)*	Form of Stand-alone stock option agreement.
10.9(3)	Securities Purchase Agreement, dated August 31, 2007, by and among BlueLine Capital Partners, LP, BlueLine Capital Partners III, LP, BlueLine Capital Partners II, LP and IRIDEX Corporation.
10.10(11)*	2015 Bonus Plan Summary.
10.11(12)*	Form of 2008 Equity Incentive Plan Restricted Stock Award Agreement.
10.12(12)*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Agreement.
10.13(13)*	Restricted Stock Unit Award Agreement granted to William M. Moore under the Company’s 2008 Equity Incentive Plan, as amended.
10.14(16)*	Restricted Stock Unit Award Agreement granted to William M. Moore under the Company’s 2008 Equity Incentive Plan, as amended.
21.1(1)	Subsidiaries of Registrant.
23.1	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Indicates a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Exhibits filed with the Registration Statement on Form SB-2 (No. 333-00320-LA) which was declared effective on February 15, 1996.
(2)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on November 21, 2007.
(3)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on September 7, 2007.
(4)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on April 6, 2009.
(5)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-K for the year ended January 3, 2009.
(6)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Registration Statement on Form S-8 on August 3, 2004.
(7)	Incorporated by reference to the definitive proxy statement on Schedule 14A filed on May 4, 2009.
(8)	Incorporated by reference to the appendix filed with the Registrant’s Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders which was filed on April 30, 2004.
(9)	Incorporated by reference to Exhibit 99.1 filed with Registrant’s Registration Statement on Form S-8 on November 21, 2008.
(10)	Incorporated by reference to Exhibit 99.(d)(5) filed with the Registration Statement on Form SC TO-I July 30, 2009.
(11)	Incorporated by reference to the Registrant’s Report on Form 8-K on January 15, 2015.
(12)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-Q for the quarter ended July 2, 2011.
(13)	Incorporated by reference to the Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on March 27, 2013.
(14)	Incorporated by reference to the Exhibit 2.1 filed with the Registrant’s Report on Form 8-K on January 4, 2012.
(15)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Report on Form 10-Q on November 3, 2014.
(16)	Incorporated by reference to the Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on January 9, 2014.

Trademark Acknowledgments

IRIDEX, the IRIDEX logo, IRIS Medical, MicroPulse, OcuLight, SmartKey, and EndoProbe, are our registered trademarks. G-Probe, DioPexy, DioVet, TruFocus, TrueCW, IQ 810, IQ 577, IQ 532, Cyclo G6, TxCell, OtoProbe, Symphony, EasyFit, Endoview, MoistAir and GreenTip product names are our trademarks. All other trademarks or trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 2nd day of April 2015.

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

Signature	Title	Date
/s/ William M. Moore	President, Chief Executive Officer, and Chairman of the Board	April 2, 2015
(William M. Moore)	(Principal Executive Officer)

/s/ James H. Mackaness	Chief Financial Officer and Chief Operating Officer	April 2, 2015
(James H. Mackaness)	(Principal Financial and Accounting Officer)

/s/ Sanford Fitch	Director	April 2, 2015
(Sanford Fitch)

/s/ George R. Marcellino	Director	April 2, 2015
(George R. Marcellino)

/s/ Ruediger Naumann-Etienne	Director	April 2, 2015
(Ruediger Naumann-Etienne)

/s/ Scott A. Shuda	Director	April 2, 2015
(Scott A. Shuda)

Exhibit Index

Exhibits	Exhibit Title
2.1(14)	Asset Purchase Agreement by and among Cutera, Inc., Registrant, and U.S. Bank, National Association, as Escrow Agent, dated December 30, 2011.
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3.2(2)	Amended and Restated Bylaws of Registrant.
4.1(3)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock.
4.2(3)	Investor Rights Agreement, dated as of August 31, 2007, by and among the Company, BlueLine Capital Partners, LP; BlueLine Capital Partners III, LP and BlueLine Capital Partners II, LP.
4.3(4)	Amendment No. 1 to Investor Rights Agreement, dated as of March 31, 2009.
10.1(1)	Form of Indemnification Agreement with directors and officers.
10.2(5)

Lease Agreement dated December 6, 1996 by and between Zappettini Investment Co. and the Registrant, as amended pursuant to Amendment No. 1 dated September 15, 2003 and Amendment No. 2 dated December 22, 2008.

10.2.1(15)	Third Amendment to Lease Agreement dated August 4, 2014 by and between Zappettini Investment Co. and the Registrant.
10.3(6)*	1995 Director Option Plan.
10.4(7)*	1998 Stock Plan.
10.5(8)*	2005 Employee Stock Purchase Plan.
10.6*	2008 Equity Incentive Plan.
10.7(9)*	Form of 2008 Equity Incentive Plan Option Agreement.
10.8(10)*	Form of Stand-alone stock option agreement.
10.9(3)	Securities Purchase Agreement, dated August 31, 2007, by and among BlueLine Capital Partners, LP, BlueLine Capital Partners III, LP, BlueLine Capital Partners II, LP and IRIDEX Corporation.
10.10(11)*	2015 Bonus Plan Summary.
10.11(12)*	Form of 2008 Equity Incentive Plan Restricted Stock Award Agreement.
10.12(12)*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Agreement.
10.13(13)*	Restricted Stock Unit Award Agreement granted to William M. Moore under the Company’s 2008 Equity Incentive Plan, as amended.
10.14(16)*	Restricted Stock Unit Award Agreement granted to William M. Moore under the Company’s 2008 Equity Incentive Plan, as amended.
21.1(1)	Subsidiaries of Registrant.
23.1	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits	Exhibit Title
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Indicates a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Exhibits filed with the Registration Statement on Form SB-2 (No. 333-00320-LA) which was declared effective on February 15, 1996.
(2)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on November 21, 2007.
(3)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on September 7, 2007.
(4)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on April 6, 2009.
(5)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-K for the year ended January 3, 2009.
(6)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Registration Statement on Form S-8 on August 3, 2004.
(7)	Incorporated by reference to the definitive proxy statement on Schedule 14A filed on May 4, 2009.
(8)	Incorporated by reference to the appendix filed with the Registrant’s Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders which was filed on April 30, 2004.
(9)	Incorporated by reference to Exhibit 99.1 filed with Registrant’s Registration Statement on Form S-8 on November 21, 2008.
(10)	Incorporated by reference to Exhibit 99.(d)(5) filed with the Registration Statement on Form SC TO-I July 30, 2009.
(11)	Incorporated by reference to the Registrant’s Report on Form 8-K on January 15, 2015.
(12)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-Q for the quarter ended July 2, 2011.
(13)	Incorporated by reference to the Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on March 27, 2013.
(14)	Incorporated by reference to the Exhibit 2.1 filed with the Registrant’s Report on Form 8-K on January 4, 2012.
(15)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Report on Form 10-Q on November 3, 2014.
(16)	Incorporated by reference to the Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on January 9, 2014.