Form 10-Q
period 2015-04-04
IRIDEX CORP
filed 2015-05-12
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2015

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

The number of shares of common stock, $0.01 par value, issued and outstanding as of April 27, 2015 was 10,028,886.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

IRIDEX Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share and per share data)

	April 4, 2015	January 3, 2015 (1)
ASSETS
Current assets:
Cash and cash equivalents	$13,122	$13,303
Accounts receivable, net of allowance for doubtful accounts of $228 as of April 4, 2015 and $223 as of January 3, 2015	8,020	8,337
Inventories	9,854	9,119
Prepaid expenses and other current assets	589	510
Deferred income taxes - current	1,625	1,625
Total current assets	33,210	32,894
Property and equipment, net	1,016	735
Intangible assets, net	280	284
Goodwill	533	533
Deferred income taxes - long term	7,001	7,151
Other long-term assets	210	221
Total assets	$42,250	$41,818
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,524	$1,758
Accrued compensation	1,399	1,863
Accrued expenses	1,583	1,770
Accrued warranty	511	469
Deferred revenue	1,197	1,179
Total current liabilities	7,214	7,039
Long-term liabilities:
Other long-term liabilities	1,026	1,043
Total liabilities	8,240	8,082
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding 10,026,110 and 9,786,695 shares as of April 4, 2015 and as of January 3, 2015, respectively	109	108
Additional paid-in capital	38,538	38,511
Accumulated deficit	(4,637)	(4,883)
Total stockholders’ equity	34,010	33,736
Total liabilities and stockholders’ equity	$42,250	$41,818
(1)	Derived from the audited consolidated financial statements included in the Annual Report on Form 10-K filed with the SEC for the year ended January 3, 2015.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended
	April 4, 2015	March 29, 2014
Total revenues	$10,796	$10,329
Cost of revenues	5,386	5,274
Gross profit	5,410	5,055
Operating expenses:
Research and development	1,281	1,194
Sales and marketing	2,071	1,748
General and administrative	1,655	1,516
Total operating expenses	5,007	4,458
Income from operations	403	597
Other expense, net	7	97
Income from operations before provision for income taxes	396	500
Provision for income taxes	150	13
Net income	$246	$487
Net income per share:
Basic	$0.02	$0.05
Diluted	$0.02	$0.05
Weighted average shares used in computing net income per common share
Basic	9,868	9,963
Diluted	10,108	10,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended
	April 4, 2015	March 29, 2014
Net income	$246	$487
Other comprehensive income, net of tax	—	—
Comprehensive income	$246	$487

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended
	April 4, 2015	March 29, 2014
Operating activities:
Net income	$246	$487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120	108
Change in fair value of earn-out liability	8	99
Stock-based compensation cost recognized	333	244
Provision for doubtful accounts	22	10
Deferred income taxes	150	—
Changes in operating assets and liabilities:
Accounts receivable	295	603
Inventories	(735)	747
Prepaid expenses and other current assets	(79)	(154)
Other long-term assets	11	15
Accounts payable	766	(508)
Accrued compensation	(464)	(493)
Accrued expenses	(123)	(582)
Accrued warranty	42	16
Deferred revenue	18	(49)
Other long-term liabilities	7	102
Net cash provided by operating activities	617	645
Investing activities:
Acquisition of property and equipment	(397)	(108)
Payment on earn-out liability	(96)	(94)
Net cash used in investing activities	(493)	(202)
Financing activities:
Proceeds from stock option exercises	487	329
Repurchase of common stock	(192)	(247)
Taxes paid related to net share settlements of equity awards	(600)	—
Net cash (used in) provided by financing activities	(305)	82
Net (decrease) increase in cash and cash equivalents	(181)	525
Cash and cash equivalents, beginning of period	13,303	13,444
Cash and cash equivalents, end of period	$13,122	$13,969
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$2	$4
Supplemental non-cash financing activities:
Accrual for unsettled repurchases of common stock	$—	$99

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IRIDEX Corporation (“IRIDEX”, the “Company”, “we”, “our”, or “us”) have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015, which was filed with the Securities and Exchange Commission (“SEC”) on April 2, 2015. The results of operations for the three months ended April 4, 2015 are not necessarily indicative of the results for the year ending January 2, 2016 or any future interim period. The three month periods ended April 4, 2015 and March 29, 2014, each had 13 weeks. For purposes of reporting the financial results, the Company’s fiscal years end on the Saturday closest to the end of December. Periodically, the Company adds a 53rd week to a year in order to end that year on the Saturday closest to the end of December.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended January 3, 2015, which was filed with the SEC on April 2, 2015.

Financial Statement Presentation.

The unaudited condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates.

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. In addition, any change in these estimates or their related assumptions could have an adverse effect on our operating results.

Revenue Recognition.

Our revenues arise from the sale of laser consoles, delivery devices, consumables and service and support activities. Revenue from product sales is recognized upon receipt of a purchase order and product shipment provided that no significant obligations remain collectibility is reasonably assured. Shipments are generally made with Free-On-Board (“FOB”) shipping point terms, whereby title passes upon shipment from our dock. Any shipments with FOB receiving point terms are recorded as revenue when the shipment arrives at the receiving point. Cost is recognized as product sales revenue is recognized. The Company’s sales may include post-sales obligations for training or other deliverables. For revenue arrangements such as these, we recognize revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition, Multiple-Element Arrangements. The Company allocates revenue among deliverables in multiple-element arrangements using the relative selling price method. Revenue allocated to each element is recognized when the basic revenue recognition criteria is met for each element. The Company is required to apply a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of selling price (“VSOE”), (ii) third-party evidence of selling price (“TPE”) and (iii) best estimate of the selling price (“ESP”). In general, the Company is unable to establish VSOE or TPE for all of the elements in the arrangement; therefore, revenue is allocated to these elements based on the Company’s ESP, which the Company determines after considering multiple factors such as management approved pricing guidelines, geographic differences, market conditions, competitor pricing strategies, internal costs and gross margin objectives. These factors may vary over time depending upon the unique facts and circumstances related to each deliverable. As a result, the Company’s ESP for products and services could change. Revenues for post-sales obligations are recognized as the obligations are fulfilled.

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

A reconciliation of the changes in the Company’s deferred revenue balance for the three months ended April 4, 2015 and March 29, 2014 is as follows:

	Three Months Ended
(in thousands)	April 4, 2015	March 29, 2014
Balance, beginning of period	$1,179	$1,133
Additions to deferral	323	337
Revenue recognized	(305)	(386)
Balance, end of period	$1,197	$1,084

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

A reconciliation of the changes in the Company’s warranty liability for the three months ended April 4, 2015 and March 29, 2014 is as follows:

	Three Months Ended
(in thousands)	April 4, 2015	March 29, 2014
Balance, beginning of period	$469	$468
Accruals for product warranties	112	67
Cost of warranty claims and adjustments	(70)	(51)
Balance, end of period	$511	$484

Recently Issued and Adopted Accounting Standards.

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual and interim periods beginning after December 15, 2017. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

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

3. Inventories

The components of the Company’s inventories as of April 4, 2015 and January 3, 2015 are as follows:

(in thousands)	April 4, 2015	January 3, 2015
Raw materials	$3,925	$3,966
Work in process	1,827	1,609
Finished goods	4,102	3,544
Total inventories	$9,854	$9,119

4. Goodwill and Intangible Assets

Goodwill.

The carrying value of goodwill was $0.5 million as of April 4, 2015 and January 3, 2015.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. If, after assessing the totality of circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the two-step impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value. However, an entity also has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test during the second quarter of fiscal 2014 and determined that its goodwill was not impaired. As of April 4, 2015, the Company had not identified any factors that indicated there was an impairment of its goodwill and determined that no additional impairment analysis was then required.

Intangible Assets.

The following table summarizes the components of gross and net intangible asset balances:

	April 4, 2015				January 3, 2015
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$720	$600	$120	Varies	$720	$600	$120
Customer relations	240	80	160	10.0 years	240	76	164
	$960	$680	$280		$960	$676	$284

Amortization expense totaled $4 thousand and $32 thousand for the three months ended April 4, 2015 and March 29, 2014, respectively.

The amortization of customer relations was charged to sales and marketing expense and the amortization of patents was charged to cost of revenues.

Future estimated amortization expense (in thousands):
2015 (nine months)	$50
2016	98
2017	16
2018	16
2019	16
Thereafter	84
Total	$280

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of April 4, 2015 and January 3, 2015, approximate fair value because of the short maturity of these instruments.

As of April 4, 2015 and January 3, 2015, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows:

	April 4, 2015				January 3, 2015
	Fair Value Measurements				Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$11,846	—	—	$11,846	$11,846	—	—	$11,846
Liabilities:
Earn-out liability	—	—	$1,335	$1,335	$—	—	$1,423	$1,423

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

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of April 4, 2015.

As of April 4, 2015	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Weighted Average (range)
Earn-out liability	$1,335	Discounted cash flow	Projected royalties (in thousands)	$2,934 ($669 - $3,517)
			Discount rate	13.74% (10.33% - 27.00%)

A reconciliation of the changes in the Company’s earn-out liability (Level 3 liability) for the three months ended April 4, 2015 and March 29, 2014 is as follows:

	Three Months Ended
(in thousands)	April 4, 2015	March 29, 2014
Balance at the beginning of the period	$1,423	$624
Payments against earn-out	(96)	(94)
Change in fair value of earn-out liability	8	99
Balance at the end of the period	$1,335	$629

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

2008 Equity Incentive Plan.

For the three months ended April 4, 2015, the only active share-based compensation plan was the 2008 Equity Incentive Plan (the “Incentive Plan”). The terms of awards granted during the three months ended April 4, 2015 were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 3, 2015.

Summary of Stock Options

The following table summarizes information regarding activity in our stock option plan during the three months ended April 4, 2015:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding as of January 3, 2015	833,795	$4.88
Granted	78,300	$10.73
Exercised	(126,119)	$3.86
Canceled or forfeited	(7,000)	$3.35
Outstanding as of April 4, 2015	778,976	$5.65	$3,939

The weighted average grant date fair value of the options granted under the Company’s stock plans as calculated using the Black-Scholes option-pricing model was $4.61 and $4.09 per share for the three months ended April 4, 2015 and March 29, 2014, respectively.

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards (options) with the following weighted average assumptions:

	Three Months Ended
	April 4, 2015	March 29, 2014
Average risk free interest rate	1.21%	1.49%
Expected life (in years)	4.55 years	4.50 years
Dividend yield	—%	—%
Average volatility	51%	57%

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

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three and three months ended April 4, 2015 and March 29, 2014:

	Three Months Ended
	April 4, 2015	March 29, 2014
Cost of revenues	$67	$34
Research and development	79	22
Sales and marketing	59	32
General and administrative	128	156
Total	$333	$244

Approximately $56 thousand and $17 thousand of the stock-based compensation recognized was capitalized into inventory as a component of overhead for the quarters ended April 4, 2015 and March 29, 2014, respectively.

Occasionally, the Company will grant stock-based instruments to non-employees. During the three months ended April 4, 2015 and March 29, 2014, the amount related to stock-based compensation was not material.

Information regarding stock options outstanding, vested and expected to vest and exercisable as of April 4, 2015 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Options outstanding	778,976	$5.65	4.56	$3,939
Options vested and expected to vest	726,823	$5.49	4.47	$3,787
Options exercisable	372,022	$4.15	3.45	$2,437

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of April 3, 2015, that would have been received by option holders had all option holders exercised their stock options as of that date. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the three months ended April 4, 2015 and March 29, 2014 was approximately $745 thousand and $462 thousand, respectively.

As of April 4, 2015, there was $2.5 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested share-based compensation arrangements under the Incentive Plan. The cost is expected to be recognized over a weighted average period of 2.54 years.

Summary of Restricted Stock Units and Awards

Information regarding the restricted stock units activity for the three months ended April 4, 2015 is summarized below:

Number of Shares
Outstanding as of January 3, 2015	277,390
Restricted stock units granted	217,853
Restricted stock units released	(201,200)
Restricted stock units cancelled	(80,000)
Outstanding as of April 4, 2015	214,043

On January 9, 2015, the Company granted restricted stock unit awards for 56,000 shares of the Company’s common stock (the “Retention Award”) under the terms of the Company’s 2008 Equity Incentive Plan, as amended, to six executives of the Company. The Retention Award will vest over 4 years, with 20% of the Retention Award vesting on grant date and the remaining 80% vesting annually. The fair value at grant date for the restricted stock units was $485 thousand.

On January 9, 2015, the Company also granted restricted stock unit awards for up to 110,000 shares of the Company’s common stock (the “Performance Award”) under the terms of the Company’s 2008 Equity Incentive Plan, as amended, to these same six executives of the Company. The number of shares issuable pursuant to the Market Performance Award will be based upon the Company’s stock average closing price during the 60 day period following the date the service condition is met. The Performance Award is expected to vest on January 9, 2019, given that no other vesting triggers occur prior to that date. To the extent that the market condition is not met, the Market Performance Award will not vest and will be cancelled. Utilizing the Monte Carlo simulation technique, which incorporated assumptions for the expected holding period, risk-free interest rate, stock price volatility and dividend yield, the fair value of these restricted stock units was $486 thousand. Compensation expense is recognized ratably until such time as the market condition is satisfied.

On January 9, 2015, the Company granted a restricted stock unit award for up to 50,000 shares of the Company’s common stock (the “Market Performance Award”) under the terms of the Company’s 2008 Equity Incentive Plan, as amended, to the Company’s President and Chief Executive Officer. The number of shares issuable pursuant to the Market Performance Award will be based upon the Company’s stock average closing price during the 60 day period following the date the service condition is met. The Market Performance Award is expected to vest on January 9, 2019, given that no other vesting triggers occur prior to that date. To the extent that the market condition is not met, the Market Performance Award will not vest and will be cancelled. Utilizing the Monte Carlo simulation technique, which incorporated assumptions for the expected holding period, risk-free interest rate, stock price volatility and dividend yield, the fair value of these restricted stock units was $234 thousand. Compensation expense is recognized ratably until such time as the market condition is satisfied.

The majority of the restricted stock units that were released in the three months ended April 4, 2015 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the restricted stock units on their release date as determined by the Company’s closing stock price. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the release and did not represent an expense to the Company. For the three months ended April 4, 2015, 201,200 shares of restricted stock units were released with an intrinsic value of approximately $1.8 million. The Company withheld 66,365 shares to satisfy approximately $600 thousand of employees’ minimum tax obligation on the released restricted stock units.

There were no restricted stock awards granted, vested or forfeited for the three months ended April 4, 2015. As of April 4, 2015, 2,445 shares of restricted stock awards were outstanding.

Stock Repurchase Program.

In February 2013, the Board of Directors approved a one year $3.0 million stock repurchase program that replaced the prior two year $4.0 million stock repurchase program. In February 2014, the Board of Directors approved the extension of the plan for an additional year. In July 2014, the Board of Directors approved a further extension of the plan for an additional year and authorized an additional $3.0 million of stock repurchases under this plan. For the three months ended April 4, 2015, the Company has purchased 21,539 shares at an average price of $8.89 per share. As of April 4, 2015, the Company has repurchased 659,004 shares for $5,282,728 under this current program and the Company still has the authorization to purchase up to $0.7 million in common shares under the stock repurchase program. See Item 2, Unregistered Sales of Equity Securities and Use of Proceeds in Part II, Other Information, for additional information.

7. Income Taxes

Provision for Income Tax.

The Company calculates its interim tax provision in accordance with the provisions of ASC 740-270, “Income Taxes; Interim Reporting”. For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur. The Company recorded a provision for income taxes of $150 thousand for the three months ended April 4, 2015 and $13 thousand for the three months ended March 29, 2014.

Deferred Income Taxes.

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. In the fourth quarter of fiscal year 2014, the Company's management determined, based on the Company's recent history of earnings coupled with its forecasted profitability that it is more likely than not that all of its federal and the majority of its state deferred tax assets will be realized in the foreseeable future.  Accordingly, in the fourth quarter of fiscal year 2014, the Company released $9.2 million of valuation allowance against most of its deferred tax assets except for the California Research and Development Credits. The Company maintains the same positions as of April 4, 2015 and will reevaluate the position on a quarterly basis.

Uncertain Tax Positions.

The Company accounts for its uncertain tax positions in accordance with ASC 740. As of April 4, 2015, the Company had $0.9 million of unrecognized tax benefits. Recognition of this amount as of April 4, 2015 would affect the Company’s tax rate.

The Company is not aware of any other uncertain tax positions that could result in significant additional payments, accruals or other material deviation in this estimate during the fiscal year.

The Company files U.S. federal and state returns, as well as foreign returns in France. The tax years 2008 to 2014 remain open in several jurisdictions, none of which have individual significance.

8. Computation of Basic and Diluted Net Income Per Common Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of shares outstanding during the period.

Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares, plus the weighted average common stock equivalents outstanding during the period. The Company excludes options from the computation of diluted weighted average shares outstanding if the exercise price of the options is greater than the average market price of the shares because the inclusion of these options would be anti-dilutive to earnings per share. Accordingly, for the three months ended April 4, 2015 and March 29, 2014, stock options to purchase 191,221 and 48,253 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding.

A reconciliation of the numerator and denominator of basic and diluted net income per common share is provided as follows:

	Three Months Ended
	April 4, 2015	March 29, 2014
Numerator:
Net income	$246	$487

Denominator:
Weighted average shares of common stock (basic)	9,868	9,963
Effect of dilutive stock options	221	371
Effect of dilutive contingent shares	19	192
Weighted average shares of common stock (diluted)	10,108	10,526

Per share data:
Basic income per share	$0.02	$0.05
Diluted income per share	$0.02	$0.05

9. Business Segments

The Company operates in one segment, ophthalmology. The Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service and support activities.

Revenue information shown by geographic region, based on the location at which each sale originates, is as follows:

	Three Months Ended
(in thousands)	April 4, 2015	March 29, 2014
United States	$5,581	$4,705
Europe	2,314	2,303
Rest of Americas	996	838
Asia/Pacific Rim	1,905	2,483
Total	$10,796	$10,329

Revenues are attributed to countries based on location of end customers. No individual country accounted for more than 10% of the Company’s revenues, other than the United States, which accounted for 51.7% and 45.6% of revenues for the three month periods ended April 4, 2015 and March 29, 2014, respectively.

No one customer accounted for more than 10% of total revenues for the three month periods ended April 4, 2015 and March 29, 2014, respectively.

No one customer accounted for more than 10% of accounts receivable balance as of April 4, 2015. One customer accounted for more than 10% of accounts receivable balance as of January 3, 2015.

10. Subsequent Events

The Company has evaluated subsequent events and has concluded that no subsequent events that require disclosure in the financial statements have occurred since the quarter ended April 4, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to our anticipated levels of future sales; our operating results and long term growth; market acceptance and adoption of our products and our outlook for system sales; our gross margin goals and performance; the success of our efforts to reduce costs and manage cash flows; general economic conditions, including changes in foreign currency rates, and levels of international sales; corporate strategy; effects of seasonality; inspections by and approvals required by the Food and Drug Administration (“FDA”); our current and future liquidity and capital requirements; our stock repurchase program; levels of future investment in research and development and sales and marketing efforts; and our product distribution strategies with Alcon, Inc. and Peregrine Surgical Ltd.; and compliance of our devices and products with various environmental laws and regulations. In some cases, forward-looking statements can be identified by terminology, such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including as a result of the factors set forth under “Factors That May Affect Future Operating Results” and other risks detailed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2015 and detailed from time to time in our reports filed with the Securities and Exchange Commission. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report on Form 10-Q. We undertake no obligation to update such forward-looking statements to reflect events or circumstances occurring after the date of this report.

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

We manage and evaluate our business in one reporting segment – ophthalmology. We break down this segment by geography –  Domestic (U.S.) and International (the rest of the world). In addition, we review trends by laser system sales (consoles and durable delivery devices) and recurring sales (single use laser probes and other associated instrumentation (“consumables”) and service and support).

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

In February 2015, we launched our Cyclo G6 Glaucoma laser platform for sale in the U.S. The platform consists of a family of single use probes that connect to an intuitive, user-friendly laser console. The platform is designed to treat patients with a range of glaucoma disease states and features the Company’s proprietary MicroPulse tissue-sparing technology. The Company believes this is a significant strategic step in advancing its business model as it allows IRIDEX to participate in both capital equipment sales and the faster growing single use procedural sales of the glaucoma market.

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

Results of Operations

The following table sets forth certain operating data as a percentage of revenues:

	Three Months Ended
	April 4, 2015	March 29, 2014
Revenues	100.0%	100.00%
Cost of revenues	49.9%	51.1%
Gross margin	50.1%	48.9%
Operating expenses:
Research and development	11.9%	11.6%
Sales and marketing	19.2%	16.9%
General and administrative	15.3%	14.7%
Total operating expenses	46.4%	43.2%
Income from operations	3.7%	5.7%
Other expense, net	0.0%	0.9%
Income from operations before provision for income taxes	3.7%	4.8%
Provision for income taxes	1.4%	0.1%
Net income	2.3%	4.7%

The following comparisons are between the three month periods ended April 4, 2015 and March 29, 2014:

Revenues.

(in thousands)	Three Months Ended April 4, 2015	Three Months Ended March 29, 2014	Change in $	Change in %
Systems – domestic	$2,081	$1,670	$411	24.6%
Systems – international	3,497	3,832	(335)	(8.7%)
Recurring revenues	5,218	4,827	391	8.1%
Total revenues	$10,796	$10,329	$467	4.5%

Our total revenues increased $0.5 million, or 4.5%, from $10.3 million to $10.8 million. Domestic system sales and recurring revenues benefited from the launch of our Cyclo G6 laser platform which was introduced to the domestic market in a bundled offering consisting of a laser console that is recorded as a system sale and a starter kit of glaucoma probes that are recorded as recurring revenues. International system sales were negatively impacted by foreign currency fluctuation that occurred during the quarter.

Gross Profit and Gross Margin.

Gross profit was $5.4 million compared with $5.1 million, an increase of $0.4 million or 7.0%. Gross margin was 50.1% compared with 48.9%, an increase of 1.2 percentage points. The improvement in gross margin was primarily attributable to manufacturing variances, resulting in an increase of 2.3 percentage points. Additionally, direct margins improved 0.2 percentage points. These gains were offset by an increase in manufacturing overhead spending, partly due to a number of one-time expenses resulting in a decrease of 1.3 percentage points.

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

Research and Development.

Research and development (“R&D”) expenses increased $0.1 million, or 7.3%, from $1.2 million to $1.3 million. The increase in spending was attributable primarily to an increase in investments in headcount and associated costs, and ongoing investments in new product development activities.

Sales and Marketing.

Sales and marketing expenses increased $0.3 million, or 18.5%, from $1.7 million to $2.1 million. The increase in spending was attributable to an increase in commissions and other selling expenses as a result of increased sales and adding to our marketing headcount, and an increase in other marketing expenses.

General and Administrative.

General and administrative expenses increased $0.1 million, or 9.2%, from $1.5 million to $1.7 million. The increase in spending was primarily attributable to an increase in legal expenses.

Other Expense, Net.

Interest and other expense, net consisted primarily of expense recorded for the fair value re-measurement of the contingent earn-out liabilities incurred as a result for our acquisitions and amounted to $7 thousand in 2015 and $97 thousand in 2014.

Income Taxes.

The Company recorded an income tax provision of $150 thousand in 2015 and $13 thousand in 2014. During the first quarter of fiscal year 2014, the Company had a deferred tax asset which was fully offset by a valuation allowance. Consequently, the effective tax rate used to calculate the income tax provision in the first quarter of fiscal year 2014 was significantly reduced due to the change in the valuation allowance in the quarter and was 2.6%. In the fourth quarter of fiscal year 2014, the Company released $9.2 million of valuation allowance. Consequently, the effective tax rate used to calculate the income tax provision in the first quarter of fiscal year 2015 did not benefit from any change in the valuation allowance in the quarter and was 37.9%.

Liquidity and Capital Resources.

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of April 4, 2015, we had cash and cash equivalents of $13.1 million, working capital of $26.0 million compared to cash and cash equivalents of $13.3 million and working capital of $25.9 million as of January 3, 2015. For the three months ended April 4, 2015, net cash of $0.6 million was provided by operating activities, which was generated by income from operations of $0.2 million and the add back of non-cash items of $0.6 million, partially offset by changes in operating assets by $0.3 million, including an additional $0.7 million invested in inventory primarily in anticipation of the launch of our Cyclo G6 Glaucoma laser platform. We used $0.5 million net cash in investing activities; $0.4 million on capital expenditures and $0.1 million for payment of the contingent earn-out liability. We used $0.3 million net cash in financing activities; we spent $0.2 million to purchase stock under our stock repurchase program, $0.6 million to pay payroll withholding taxes related to net shares settlement of equity awards which was partially offset by $0.5 million generated from exercises of stock options. See Item 2, Unregistered Sales of Equity Securities and Use of Proceeds in Part II, Other Information, for additional information.

Management is of the opinion that the Company’s current cash and cash equivalents together with our ability to generate cash flows from operations provide sufficient liquidity to operate for the next 12 months.

Contractual Obligations and Commitments.

Our contractual obligations and commitments as of April 4, 2015 are as follows:

		Payment Due by Period
(in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Thereafter
Operating lease payments	$1,795	$887	$908	$—	$—
Purchases commitments	9,484	7,394	2,090	—	—
Total obligations	$11,279	$8,281	$2,998	$—	$—

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We transact the majority of our business in U.S. dollars and therefore changes in foreign currency rates are not expected to have a significant impact on our income statement or cash flows. However, increases in the value of the U.S. dollar against any local currencies could cause our products to become relatively more expensive to customers in a particular country or region, leading to reduced revenue or profitability in that country or region. As we continue to expand our international sales, our non-U.S. dollar denominated revenue and our exposure to gains and losses on international currency transactions may increase. We currently do not engage in transactions to hedge against the risk of the currency fluctuation, but we may do so in the future.

Interest Rate Risk.

Our exposure to interest rate risk as of April 4, 2015 is related to our cash equivalent holdings, which is nominal given the nature of our cash equivalent holdings. Since we have no fixed or variable interest rate debt outstanding, our interest expense is not affected by changes in interest rates. In the event we issue any new debt in the future, increases in interest rates will increase the interest expense associated with the debt.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 4, 2015. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the first quarter of fiscal 2015, our international ophthalmology sales were $5.2 million or 48.3% of total revenues. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. For our continuing ophthalmology business, none of our international revenues and costs have been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. Our international operations and sales are subject to a number of risks and potential costs, including:

•	fluctuations in foreign currency exchange rates;
•	performance of our international channel of distributors;
•	longer accounts receivable collection periods;
•	impact of recessions in global economies and availability of credit;
•	political and economic instability;
•	trade sanctions and embargoes;
•	impact of international conflicts, terrorist and military activity, civil unrest;
•	foreign certification requirements, including continued ability to use the “CE” mark in Europe, and other local regulatory requirements;
•	differing local product preferences and product requirements;
•	cultural differences;
•	changes in foreign medical reimbursement and coverage policies and programs;
•	reduced or limited protections of intellectual property rights in jurisdictions outside the United States;
•	potentially adverse tax consequences; and
•	multiple protectionist, adverse and changing foreign governmental laws and regulations.

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
•

the effect of regulatory approvals and changes in domestic and foreign regulatory requirements; our long and highly variable sales cycle; changes in customers’ or potential customers’ budgets as a result of, among other things, reimbursement policies of government programs and private insurers for treatments that use our products; and

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

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including changes in foreign currency exchange rates, quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. For the first quarter of fiscal 2015, the trading price of our common stock fluctuated from a low of $8.46 per share to a high of $11.28 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

Changes in government legislation or regulation or in private third-party payers’ policies toward reimbursement for procedures employing our products may prohibit adequate reimbursement. There have been a number of legislative and regulatory proposals to change the healthcare system, reduce the costs of healthcare and change medical reimbursement policies. Doctors, clinics, hospitals and other users of our products may decline to purchase our products to the extent there is uncertainty regarding reimbursement of medical procedures using our products and any healthcare reform measures. Further proposed legislation, regulation and policy changes affecting third-party reimbursement are likely. We are unable to predict what legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future, or what effect such legislation or regulation may have on us. Furthermore, existing legislation and regulation related to the health care industry and third-party coverage reimbursement has been subject to judicial challenge, and may be subject to similar challenges from time to time in the future.  Denial of coverage and reimbursement of our products, or the revocation or changes to coverage and reimbursement policies, could have a material adverse effect on our business, results of operations and financial condition.

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

Since 1989, we have completed six acquisitions. As part of our growth strategy we seek to acquire businesses or product lines for various reasons, including adding new products, adding new customers, increasing penetration with existing customers, adding new manufacturing capabilities or expanding into new geographic markets. Our ability to successfully grow through acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financings. These efforts could divert the attention of our management and key personnel from our business operations. If we complete future acquisitions, we may also experience:

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

Our ability to sell our products and generate revenues depends upon our direct and independent sales forces within the United States and relationships with independent distributors outside the United States. Currently our direct and independent sales forces within the United States consists of approximately 13 employees and 15 independent representatives, respectively. We maintain relationships with approximately 70 independent distributors internationally selling our products into over 100 countries, managed by a team of five people. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are entirely dependent on the efforts of these third parties. If any distributor breaches the terms of its distribution agreement with us or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory would be adversely affected.

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

Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued 25 United States patents and 17 foreign patents on the technologies related to our products and processes. We have 14 pending patent applications in the United States and 24 foreign pending patent applications that have been filed. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Patents have a limited lifetime and once a patent expires competition may increase.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended April 4, 2015.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
01/04/15 to 02/07/15	21,539	$8.89	21,539	$717,272
02/08/15 to 03/07/15	—	$—	—	$717,272
03/08/15 to 04/04/15	—	$—	—	$717,272
Total	21,539	$8.89	21,539	$717,272
(1)

In February 2013, the Board of Directors approved a one year $3.0 million stock repurchase program that replaced the prior two year $4.0 million stock repurchase program. In February 2014, the Board of Directors approved the extension of the plan for an additional year. In July 2014, the Board of Directors approved a further extension of the plan for an additional year and authorized an additional $3.0 million of stock repurchases under this plan. The above table reflects the repurchase of shares of our common stock in the open market or privately negotiated transactions during the first quarter of 2015 in accordance with the stock repurchase program. As of April 4, 2015, the Company has repurchased 659,004 shares for $5,282,728 under this current program and the Company still has the authorization to purchase up to $0.7 million in common shares under the stock repurchase program. Each repurchase was financed by available cash balances and cash from operations.

(2)	Average price paid per share of common stock repurchased represents the execution price, including commissions paid to brokers.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Title
10.1	Change in Control Severance Agreement dated March 30, 2015, between IRIDEX Corporation and William M. Moore
10.2	Amended and Restated Change in Control Severance Agreement dated March 30, 2015, between IRIDEX Corporation and James H. Mackaness
10.3	Amended and Restated Change in Control Severance Agreement dated March 30, 2015, between IRIDEX Corporation and Ronald T. Steckel
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.CAL	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
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

IRIDEX Corporation (Registrant)
Date: May 12, 2015	By:	/s/ WILLIAM M. MOORE
		Name:	William M. Moore
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Exhibit Index

Exhibit No.	Exhibit Title
10.1	Change in Control Severance Agreement dated March 30, 2015, between IRIDEX Corporation and William M. Moore
10.2	Amended and Restated Change in Control Severance Agreement dated March 30, 2015, between IRIDEX Corporation and James H. Mackaness
10.3	Amended and Restated Change in Control Severance Agreement dated March 30, 2015, between IRIDEX Corporation and Ronald T. Steckel
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
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