Form 10-Q
period 2015-07-04
IRIDEX CORP
filed 2015-08-10
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2015

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

The number of shares of common stock, $0.01 par value, issued and outstanding as of July 24, 2015 was 9,998,480.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

IRIDEX Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share and per share data)

	July 4, 2015	January 3, 2015 (1)
ASSETS
Current assets:
Cash and cash equivalents	$12,203	$13,303
Accounts receivable, net of allowance for doubtful accounts of $228 as of July 4, 2015 and $223 as of January 3, 2015	7,319	8,337
Inventories	10,171	9,119
Prepaid expenses and other current assets	615	510
Deferred income taxes - current	1,625	1,625
Total current assets	31,933	32,894
Property and equipment, net	1,079	735
Intangible assets, net	276	284
Goodwill	533	533
Deferred income taxes - long term	7,151	7,151
Other long-term assets	195	221
Total assets	$41,167	$41,818
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,060	$1,758
Accrued compensation	1,470	1,863
Accrued expenses	1,806	1,770
Accrued warranty	520	469
Deferred revenue	1,199	1,179
Total current liabilities	7,055	7,039
Long-term liabilities:
Other long-term liabilities	881	1,043
Total liabilities	7,936	8,082
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding 10,019,871 and 9,786,695 shares as of July 4, 2015 and as of January 3, 2015, respectively	110	108
Additional paid-in capital	38,410	38,511
Accumulated deficit	(5,289)	(4,883)
Total stockholders’ equity	33,231	33,736
Total liabilities and stockholders’ equity	$41,167	$41,818
(1)	Derived from the audited consolidated financial statements included in the Annual Report on Form 10-K filed with the SEC for the year ended January 3, 2015.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Total revenues	$9,033	$10,589	$19,829	$20,918
Cost of revenues	4,816	5,289	10,202	10,563
Gross profit	4,217	5,300	9,627	10,355
Operating expenses:
Research and development	1,482	1,306	2,763	2,500
Sales and marketing	2,158	2,056	4,229	3,804
General and administrative	1,324	1,538	2,979	3,054
Total operating expenses	4,964	4,900	9,971	9,358
(Loss) income from operations	(747)	400	(344)	997
Other expense, net	23	91	30	188
(Loss) income from operations before (benefit from) provision for income taxes	(770)	309	(374)	809
(Benefit from) provision for income taxes	(118)	12	32	25
Net (loss) income	$(652)	$297	$(406)	$784
Net (loss) income per share:
Basic	$(0.07)	$0.03	$(0.04)	$0.08
Diluted	$(0.07)	$0.03	$(0.04)	$0.07
Weighted average shares used in computing net (loss) income per common share:
Basic	10,027	9,922	9,948	9,943
Diluted	10,027	10,411	9,948	10,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net (loss) income	$(652)	$297	$(406)	$784
Other comprehensive income, net of tax	—	—	—	—
Comprehensive (loss) income	$(652)	$297	$(406)	$784

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended
	July 4, 2015	June 28, 2014
Operating activities:
Net (loss) income	$(406)	$784
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	252	203
Change in fair value of earn-out liability	32	191
Stock-based compensation cost recognized	562	478
Provision for doubtful accounts	—	36
Changes in operating assets and liabilities:
Accounts receivable	1,018	50
Inventories	(1,052)	852
Prepaid expenses and other current assets	(105)	(10)
Other long-term assets	26	44
Accounts payable	302	(270)
Accrued compensation	(393)	(662)
Accrued expenses	52	(239)
Accrued warranty	51	38
Deferred revenue	20	(50)
Other long-term liabilities	26	(22)
Net cash provided by operating activities	385	1,423
Investing activities:
Acquisition of property and equipment	(588)	(344)
Payment on earn-out liability	(236)	(264)
Net cash used in investing activities	(824)	(608)
Financing activities:
Proceeds from stock option exercises	614	849
Repurchase of common stock	(670)	(2,246)
Taxes paid related to net share settlements of equity awards	(605)	—
Net cash used in financing activities	(661)	(1,397)
Net decrease in cash and cash equivalents	(1,100)	(582)
Cash and cash equivalents, beginning of period	13,303	13,444
Cash and cash equivalents, end of period	$12,203	$12,862
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$32	$47

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IRIDEX Corporation (“IRIDEX”, the “Company”, “we”, “our”, or “us”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015, which was filed with the Securities and Exchange Commission (“SEC”) on April 2, 2015. The results of operations for the three and six months ended July 4, 2015 are not necessarily indicative of the results for the year ending January 2, 2016 or any future interim period. The three and six month periods ended July 4, 2015 and June 28, 2014, each had 13 weeks. For purposes of reporting the financial results, the Company’s fiscal years end on the Saturday closest to the end of December. Periodically, the Company adds a 53rd week to a year in order to end that year on the Saturday closest to the end of December.

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

Revenue Recognition.

Our revenues arise from the sale of laser consoles, delivery devices, consumables and service and support activities. Revenue from product sales is recognized upon receipt of a purchase order and product shipment provided that no significant obligations remain and collectibility is reasonably assured. Shipments are generally made with Free-On-Board (“FOB”) shipping point terms, whereby title passes upon shipment from our dock. Any shipments with FOB receiving point terms are recorded as revenue when the shipment arrives at the receiving point. Cost is recognized as product sales revenue is recognized. The Company’s sales may include post-sales obligations for training or other deliverables. For revenue arrangements such as these, we recognize revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition, Multiple-Element Arrangements. The Company allocates revenue among deliverables in multiple-element arrangements using the relative selling price method. Revenue allocated to each element is recognized when the basic revenue recognition criteria is met for each element. The Company is required to apply a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of selling price (“VSOE”), (ii) third-party evidence of selling price (“TPE”) and (iii) best estimate of the selling price (“ESP”). In general, the Company is unable to establish VSOE or TPE for all of the elements in the arrangement; therefore, revenue is allocated to these elements based on the Company’s ESP, which the Company determines after considering multiple factors such as management approved pricing guidelines, geographic differences, market conditions, competitor pricing strategies, internal costs and gross margin objectives. These factors may vary over time depending upon the unique facts and circumstances related to each deliverable. As a result, the Company’s ESP for products and services could change. Revenues for post-sales obligations are recognized as the obligations are fulfilled.

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

A reconciliation of the changes in the Company’s deferred revenue balance for the six months ended July 4, 2015 and June 28, 2014 is as follows:

	Six Months Ended
(in thousands)	July 4, 2015	June 28, 2014
Balance, beginning of period	$1,179	$1,133
Additions to deferral	687	636
Revenue recognized	(667)	(686)
Balance, end of period	$1,199	$1,083

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

A reconciliation of the changes in the Company’s warranty liability for the six months ended July 4, 2015 and June 28, 2014 is as follows:

	Six Months Ended
(in thousands)	July 4, 2015	June 28, 2014
Balance, beginning of period	$469	$468
Accruals for product warranties	183	134
Cost of warranty claims and adjustments	(132)	(96)
Balance, end of period	$520	$506

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. Management is evaluating the provisions of this statement, including which period to adopt, and has not determined what impact the adoption of ASU 2015-11 will have on the Company's consolidated financial position or results of operations.

3. Inventories

The components of the Company’s inventories as of July 4, 2015 and January 3, 2015 are as follows:

(in thousands)	July 4, 2015	January 3, 2015
Raw materials	$3,686	$3,966
Work in process	2,099	1,609
Finished goods	4,386	3,544
Total inventories	$10,171	$9,119

4. Goodwill and Intangible Assets

Goodwill.

The carrying value of goodwill was $0.5 million as of July 4, 2015 and January 3, 2015.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. If, after assessing the totality of circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the two-step impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value. However, an entity also has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test during the second quarter of fiscal 2015 and determined that its goodwill was not impaired.

Intangible Assets.

The following table summarizes the components of gross and net intangible asset balances:

	July 4, 2015				January 3, 2015
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$720	$600	$120	Varies	$720	$600	$120
Customer relations	240	84	156	9.75 years	240	76	164
Total	$960	$684	$276		$960	$676	$284

Amortization expense totaled $8 thousand and $36 thousand for the six months ended July 4, 2015 and June 28, 2014, respectively.

The amortization of customer relations was charged to sales and marketing expense and the amortization of patents was charged to cost of revenues.

Future estimated amortization expense (in thousands):
2015 (six months)	$46
2016	98
2017	16
2018	16
2019	16
Thereafter	84
Total	$276

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of July 4, 2015 and January 3, 2015, approximate fair value because of the short maturity of these instruments.

As of July 4, 2015 and January 3, 2015, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows:

	July 4, 2015				January 3, 2015
	Fair Value Measurements				Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$11,846	—	—	$11,846	$11,846	—	—	$11,846
Liabilities:
Earn-out liability	—	—	$1,219	$1,219	$—	—	$1,423	$1,423

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

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of July 4, 2015.

As of July 4, 2015	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Weighted Average (range)
Earn-out liability	$1,219	Discounted cash flow	Projected royalties (in thousands)	$2,770 ($669 - $3,377)
			Discount rate	14.06% (10.33% - 27.00%)

A reconciliation of the changes in the Company’s earn-out liability (Level 3 liability) for the six months ended July 4, 2015 and June 28, 2014 is as follows:

	Six Months Ended
(in thousands)	July 4, 2015	June 28, 2014
Balance as of beginning of the period	$1,423	$624
Payments against earn-out	(236)	(264)
Change in fair value of earn-out liability	32	191
Balance as of the end of the period	$1,219	$551

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

The Company values options using the Black-Scholes option pricing model. Restricted stock and time-based restricted stock units are valued at the grant date fair value of the underlying common shares. Performance-based restricted stock units are valued using the Monte Carlo simulation model. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. The Monte Carlo simulation model incorporates assumptions for the holding period, risk-free interest rate, stock price volatility and dividend yield.

2008 Equity Incentive Plan.

For the six months ended July 4, 2015, the only active stock-based compensation plan was the 2008 Equity Incentive Plan (the “Incentive Plan”). The terms of awards granted during the six months ended July 4, 2015 were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 3, 2015.

Summary of Stock Options

The following table summarizes information regarding activity in our stock option plan during the six months ended July 4, 2015:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding as of January 3, 2015	833,795	$4.88
Granted	95,700	$10.62
Exercised	(167,189)	$3.68
Canceled or forfeited	(18,351)	$5.98
Outstanding as of July 4, 2015	743,955	$5.86	$2,048

The weighted average grant date fair value of the options granted under the Company’s stock plans as calculated using the Black-Scholes option-pricing model was $4.40 and $4.09 per share for the three months ended July 4, 2015 and June 28, 2014, respectively. The weighted average grant date fair value of the options granted under the Company’s stock plans as calculated using the Black-Scholes option-pricing model was $4.57 and $4.09 per share for the six months ended July 4, 2015 and June 28, 2014, respectively.

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards (options) with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Average risk free interest rate	1.51%	1.45%	1.27%	1.48%
Expected life (in years)	4.55 years	4.5 years	4.55 years	4.5 years
Dividend yield	—%	—%	—%	—%
Average volatility	51%	55%	51%	57%

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

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended July 4, 2015 and June 28, 2014:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Cost of revenues	$56	$39	$123	$73
Research and development	53	26	132	48
Sales and marketing	45	28	104	60
General and administrative	75	141	203	297
	$229	$234	$562	$478

Stock-based compensation expense capitalized to inventory was immaterial for the quarters ended July 4, 2015 and June 28, 2014.

Occasionally, the Company will grant stock-based instruments to non-employees. During the six months ended July 4, 2015 and June 28, 2014, the amount of stock-based compensation related to non-employee options was not material.

Information regarding stock options outstanding, vested and expected to vest and exercisable as of July 4, 2015 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Options outstanding	743,955	$5.86	4.43	$2,048
Options vested and expected to vest	699,259	$5.72	4.35	$2,000
Options exercisable	384,668	$4.54	3.48	$1,453

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of July 2, 2015, that would have been received by option holders had all option holders exercised their stock options as of that date. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the six months ended July 4, 2015 and June 28, 2014 was approximately $243 thousand and $566 thousand, respectively.

As of July 4, 2015, there was $2.4 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements under the Incentive Plan. The cost is expected to be recognized over a weighted average period of 2.42 years.

Summary of Restricted Stock Units and Awards

Information regarding the restricted stock units activity for the six months ended July 4, 2015 is summarized below:

Number of Shares
Outstanding as of January 3, 2015	277,390
Restricted stock units granted	225,392
Restricted stock units released	(207,340)
Restricted stock units cancelled	(80,000)
Outstanding as of July 4, 2015	215,442

On January 9, 2015, the Company granted restricted stock unit awards for 56,000 shares of the Company’s common stock (the “Retention Award”) under the terms of the Company’s 2008 Equity Incentive Plan, as amended, to six executives of the Company. The Retention Award will vest over 4 years, with 20% of the Retention Award vesting on grant date and the remaining 80% vesting annually. The fair value at grant date of the restricted stock units was $485 thousand.

On January 9, 2015, the Company also granted restricted stock unit awards for up to 110,000 shares of the Company’s common stock (the “Performance Award”) under the terms of the Company’s 2008 Equity Incentive Plan, as amended, to these same six executives of the Company. The number of shares issuable pursuant to the Market Performance Award will be based upon the Company’s stock average closing price during the 60 day period following the date the service condition is met. The Performance Award is expected to vest on January 9, 2019, given that no other vesting triggers occur prior to that date. To the extent that the market condition is not met, the Market Performance Award will not vest and will be cancelled. Utilizing the Monte Carlo simulation technique, which incorporated assumptions for the expected holding period, risk-free interest rate, stock price volatility and dividend yield, the fair value at grant date of these restricted stock units was $486 thousand. Compensation expense is recognized ratably until such time as the market condition is satisfied.

On January 9, 2015, the Company granted a restricted stock unit award for up to 50,000 shares of the Company’s common stock (the “Market Performance Award”) under the terms of the Company’s 2008 Equity Incentive Plan, as amended, to the Company’s President and Chief Executive Officer. The number of shares issuable pursuant to the Market Performance Award will be based upon the Company’s stock average closing price during the 60 day period following the date the service condition is met. The Market Performance Award is expected to vest on January 9, 2019, given that no other vesting triggers occur prior to that date. To the extent that the market condition is not met, the Market Performance Award will not vest and will be cancelled. Utilizing the Monte Carlo simulation technique, which incorporated assumptions for the expected holding period, risk-free interest rate, stock price volatility and dividend yield, the fair value at grant date of these restricted stock units was $234 thousand. Compensation expense is recognized ratably until such time as the market condition is satisfied.

The majority of the restricted stock units that were released in the six months ended July 4, 2015 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the restricted stock units on their release date as determined by the Company’s closing stock price. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the release and did not represent an expense to the Company. For the six months ended July 4, 2015, 207,340 shares of restricted stock units were released with an intrinsic value of approximately $1.9 million. The Company withheld 66,882 shares to satisfy approximately $605 thousand of employees’ minimum tax obligation on the released restricted stock units.

Information regarding the restricted stock awards activity for the six months ended July 4, 2015 is summarized below:

Number of Shares
Outstanding as of January 3, 2015	2,445
Restricted stock awards granted	2,513
Restricted stock awards released	(2,445)
Outstanding as of July 4, 2015	2,513

Stock Repurchase Program.

In February 2013, the Board of Directors approved a one year $3.0 million stock repurchase program that replaced the prior two year $4.0 million stock repurchase program. In February 2014, the Board of Directors approved the extension of the plan for an additional year. In July 2014, the Board of Directors approved an extension of the plan for an additional year and authorized an additional $3.0 million of stock repurchases. For the six months ended July 4, 2015, the Company has purchased 76,916 shares at an average price of $8.71 per share. As of July 4, 2015, the Company has repurchased 714,381 shares for approximately $5.8 million under this current program and the Company still has the authorization to purchase up to $0.2 million in common shares under the stock repurchase program. In August 2015, the Board of Directors approved a further extension of the plan for another year and authorized an additional $2.0 million of stock repurchases. See Item 2, Unregistered Sales of Equity Securities and Use of Proceeds in Part II, Other Information, for additional information.

7. Income Taxes

Provision for Income Tax.

The Company calculates its interim tax provision in accordance with the provisions of ASC 740-270, Income Taxes; Interim Reporting. For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur. The Company recorded a provision for income taxes of $32 thousand for the six months ended July 4, 2015 and $25 thousand for the six months ended June 28, 2014.

Deferred Income Taxes.

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. In the fourth quarter of fiscal year 2014, the Company's management determined, based on the Company's recent history of earnings coupled with its forecasted profitability that it is more likely than not that all of its federal and the majority of its state deferred tax assets will be realized in the foreseeable future.  Accordingly, in the fourth quarter of fiscal year 2014, the Company released $9.2 million of valuation allowance against most of its deferred tax assets except for the California Research and Development Credits. The Company maintains the same positions as of July 4, 2015 and will reevaluate the position on a quarterly basis.

Uncertain Tax Positions.

The Company accounts for its uncertain tax positions in accordance with ASC 740. As of July 4, 2015, the Company had $0.9 million of unrecognized tax benefits.

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

Diluted net income per share is computed as follows:

In periods of net income from continuing operations, diluted net income per share is computed by dividing net income for the period by the weighted average number of shares plus the weighted average common stock equivalents outstanding during the period. The Company excludes options from the computation of diluted weighted average shares outstanding if the exercise price of the options is greater than the average market price of the shares because the inclusion of these options would be anti-dilutive to earnings per share. In periods of net loss from continuing operations, the basic and diluted weighted average shares of common stock equivalents are the same because inclusion of common stock equivalents would be anti-dilutive. Accordingly, for the three months ended July 4, 2015 and June 28, 2014, stock options to purchase 743,955 and 123,393 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding. For the six months ended July 4, 2015 and June 28, 2014, respectively, stock options to purchase 743,955 and 91,448 shares were excluded from the computation of diluted weighted average shares outstanding.

A reconciliation of the numerator and denominator of basic and diluted net income per common share is provided as follows:

	Three Months Ended		Six Months Ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Numerator:
Net (loss) income	$(652)	$297	$(406)	$784

Denominator:
Weighted average shares of common stock (basic)	10,027	9,922	9,948	9,943
Effect of dilutive stock options	—	312	—	341
Effect of dilutive contingent shares	—	177	—	185
Weighted average shares of common stock (diluted)	10,027	10,411	9,948	10,469

Per share data:
Basic (loss) income per share	$(0.07)	$0.03	$(0.04)	$0.08
Diluted (loss) income per share	$(0.07)	$0.03	$(0.04)	$0.07

9. Business Segments

The Company operates in one segment, ophthalmology. The Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service and support activities.

Revenue information shown by geographic region, based on the location at which each sale originates, is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
United States	$5,391	$5,984	$10,972	$10,689
Europe	1,366	2,273	3,680	4,576
Rest of Americas	539	771	1,535	1,609
Asia/Pacific Rim	1,737	1,561	3,642	4,044
	$9,033	$10,589	$19,829	$20,918

Revenues are attributed to countries based on location of end customers. No individual country accounted for more than 10% of the Company’s revenues, other than the United States, which accounted for 59.7% and 56.5% of revenues for the three month periods ended July 4, 2015 and June 28, 2014, respectively. For the six month period ended July 4, 2015 and June 28, 2014, the United States accounted for 55.3% and 51.1% of sales, respectively.

No customer accounted for more than 10% of total revenues for the three and six month periods ended July 4, 2015 and June 28, 2014, respectively.

No customer accounted for more than 10% of accounts receivable balance as of July 4, 2015. One customer accounted for approximately 13% of accounts receivable balance as of January 3, 2015.

10. Subsequent Events

In August 2015, the Board of Directors approved a further extension of the stock repurchase plan for another year and authorized an additional $2.0 million of stock repurchases. The Company has evaluated subsequent events and has concluded that no other subsequent events that require disclosure in the financial statements have occurred since the quarter ended July 4, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to our anticipated levels of future sales; our operating results and long term growth; market acceptance and adoption of our products and our outlook for system sales; our gross margin goals and performance; the success of our efforts to reduce costs and manage cash flows; general economic conditions, including changes in foreign currency rates, and levels of international sales; corporate strategy; effects of seasonality; inspections by and approvals required by the Food and Drug Administration (“FDA”); our current and future liquidity and capital requirements; our stock repurchase program; levels of future investment in research and development and sales and marketing efforts; and our product distribution strategies with Alcon, Inc.; and compliance of our devices and products with various environmental laws and regulations. In some cases, forward-looking statements can be identified by terminology, such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including as a result of the factors set forth under “Factors That May Affect Future Operating Results” and other risks detailed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2015 and detailed from time to time in our reports filed with the Securities and Exchange Commission. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report on Form 10-Q. We undertake no obligation to update such forward-looking statements to reflect events or circumstances occurring after the date of this report.

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

Results of Operations

The following table sets forth certain operating data as a percentage of revenues:

	Three Months Ended			Six Months Ended
	July 4, 2015		June 28, 2014	July 4, 2015	June 28 2014
Revenues	100.0%		100.00%	100.0%	100.0%
Cost of revenues	53.3%		50.0%	51.4%	50.5%
Gross margin	46.7%		50.0%	48.6%	49.5%
Operating expenses:
Research and development	16.4%		12.3%	13.9%	12.0%
Sales and marketing	23.9%		19.5%	21.4%	18.2%
General and administrative	14.7%		14.5%	15.0%	14.6%
Total operating expenses	55.0%		46.3%	50.3%	44.8%
(Loss) income from operations	(8.3%	)	3.7%	(1.7%)	4.7%
Other expense, net	0.2%		0.8%	0.2%	0.9%
(Loss) income from operations before provision for income taxes	(8.5%	)	2.9%	(1.9%)	3.8%
(Benefit from) provision for income taxes	(1.3%	)	0.1%	0.1%	0.1%
Net (loss) income	(7.2%	)	2.8%	2.0%	3.7%

The following comparisons are between the three month periods ended July 4, 2015 and June 28, 2014:

Revenues.

(in thousands)	Three Months Ended July 4, 2015	Three Months Ended June 28, 2014	Change in $	Change in %
Systems – domestic	$2,164	$2,857	$(693)	(24.3)%
Systems – international	2,090	2,940	(850)	(28.9)%
Recurring revenues	4,779	4,792	(13)	(0.3)%
Total revenues	$9,033	$10,589	$(1,556)	(14.7)%

Our total revenues decreased $1.6 million, or 14.7%, from $10.6 million to $9.0 million for the quarter just ended. Our systems sales, both domestic and international, decreased $0.7 million and $0.9 million, respectively. Our recurring revenues remained constant at $4.8 million. During the quarter we experienced production difficulties as we continued to increase production for certain legacy and new product offerings to meet the increased sales volumes we have experienced over the last ten quarters. When these production difficulties began manifesting themselves as quality issues we reduced shipments, particularly to international distributors. This impacted our system sales for the quarter. In addition, our international business was impacted in the first quarter of 2015 by the changes in foreign currency exchange rates, which changes continued to negatively impact international system sales in the second quarter of 2015.

Gross Profit and Gross Margin.

Gross profit was $4.2 million compared with $5.3 million, a decrease of $1.1 million or 20.4%. Gross margin was 46.7% compared with 50.0%, a decrease of 3.3 percentage points. The main reason for the decrease in our gross margin was operations costs in dollar terms have remained relatively constant while revenues decreased, resulting in an increase in operations costs as a percentage of revenues.

Gross margins as a percentage of revenues are expected to continue to fluctuate due to changes in the relative proportions of domestic and international sales, the product mix of sales, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and a variety of other factors. See Item 1A. “Risk Factors – Factors That May Affect Future Results – ‘Our Operating Results May Fluctuate from Quarter to Quarter and Year to Year.’ ”

Research and Development.

Research and development (“R&D”) expenses increased $0.2 million, or 13.5%, from $1.3 million to $1.5 million. The increase in spending was attributable primarily to an increase in headcount and associated costs with a particular focus on resolving the production and quality issues we experienced during the quarter.

Sales and Marketing.

Sales and marketing expenses increased $0.1 million, or 5.0%, from $2.1 million to $2.2 million. The increase in spending was attributable to an increase in general selling and marketing expenses.

General and Administrative.

General and administrative expenses decreased $0.2 million, or 13.9%, from $1.5 million to $1.3 million. The decrease in spending was attributable to a decrease in non-cash stock-based compensation charges and other cash-based compensation charges partially offset by increases in legal and accounting fees.

Other Expense, Net.

Other expense, net amounted to $23 thousand and $91 thousand and consisted primarily of additional expense recorded for the fair value re-measurement of the contingent earn-out liabilities incurred as a result of our prior acquisitions.

Income Taxes.

We recorded a credit of $118 thousand as a benefit from income taxes due to the loss incurred and $12 thousand expense for the provision of income tax on the income generated, respectively.

The following comparisons are between the six months ended July 4, 2015 and June 28, 2014:

Revenues.

(in thousands)	Six Months Ended July 4, 2015	Six Months Ended June 28, 2014	Change in $	Change in %
Systems – domestic	$4,245	$4,527	$(282)	(6.2)%
Systems – international	5,587	6,772	(1,185)	(17.5)%
Recurring revenues	9,997	9,619	378	3.9%
Total revenues	$19,829	$20,918	$(1,089)	(5.2)%

Our total revenues decreased $1.1 million, or 5.2%, from $20.9 million to $19.8 million. Our systems sales, both domestic and international, decreased $0.3 million and $1.2 million, respectively. Our recurring revenues increased $0.4 million. During the second quarter we experienced production difficulties as we continued to increase production for certain legacy and new product offerings to meet the increased sales volumes we have experienced over the last ten quarters. When these production difficulties began manifesting themselves as quality issues we reduced shipments, particularly to international distributors. This impacted our system sales for the six month period. In addition, our international business was impacted in the first quarter of 2015 by the changes in foreign currency exchange rates, which changes continued to negatively impact international system sales in the second quarter of 2015.

Gross Profit and Gross Margin.

Gross profit was $9.6 million compared with $10.4 million, a decrease of $0.7 million or 7.0%. Gross margin was 48.6% compared with 49.5%, a decrease of 0.9 percentage points. The main reason for the decrease in our gross margin was operations costs in dollar terms have remained relatively constant while revenues decreased, resulting in an increase in operations costs as a percentage of revenues.

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

Research and Development.

R&D expenses increased $0.3 million, or 10.5%, from $2.5 million to $2.8 million. The increase in spending was attributable primarily to an increase in headcount and associated costs, as well as ongoing investments in new product development. In the second quarter of 2015, additional expenditures were incurred related to solving the production and quality issues we experienced.

Sales and Marketing.

Sales and marketing expenses increased $0.4 million, or 11.2%, from $3.8 million to $4.2 million. The increase in spending was attributable to an increase in general selling and marketing expenses.

General and Administrative.

General and administrative expenses decreased $0.1 million, or 2.5%, from $3.1 million to $3.0 million. The decrease in spending was primarily attributable to a decrease in non-cash stock-based compensation charges, a decrease in severance costs, offset in part by an increase in legal expenses.

Other Expense, Net.

Other expense, net amounted to $30 thousand and $188 thousand and consisted primarily of additional expense recorded for the fair value re-measurement of the contingent earn-out liabilities incurred as a result of our prior acquisitions.

Income Taxes.

For the six months ended July 4, 2015 and June 28, 2014, we recorded an income tax provision of $32 thousand and $25 thousand, respectively.

Liquidity and Capital Resources.

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of July 4, 2015, we had cash and cash equivalents of $12.2 million, working capital of $24.9 million compared to cash and cash equivalents of $13.3 million and working capital of $25.9 million as of January 3, 2015. We recorded a net loss of $0.4 million for the six month period ended July 4, 2015 but after adding back non-cash items of $0.9 million, partially offset by changes in operating assets and liabilities of $0.1 million, operating activities generated net cash of $0.4 million. We used $0.8 million net cash in investing activities; $0.6 million on capital expenditures and $0.2 million on paying the contingent earn-out liability. We used $0.7 million net cash in financing activities; we spent $0.7 million to purchase stock under our stock repurchase program, $0.6 million to pay payroll withholding taxes related to net shares settlement of equity awards which was partially offset by $0.6 million generated from exercises of stock options. See Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information.

Management is of the opinion that the Company’s current cash and cash equivalents together with our ability to generate cash flows from operations provide sufficient liquidity to operate for the next 12 months.

Contractual Obligations and Commitments.

Our contractual obligations and commitments as of July 4, 2015 are as follows:

(in thousands)	Total	Less than 1 Year	1 – 3 Years	Thereafter
Operating lease payments	$1,584	$876	$708	$—
Purchases commitments	9,046	7,376	1,670	—
Total obligations	$10,630	$8,252	$2,378	$—

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

Interest Rate Risk.

Our exposure to interest rate risk as of July 4, 2015 is related to our cash equivalent holdings, which is nominal given the nature of our cash equivalent holdings. Since we have no fixed or variable interest rate debt outstanding, our interest expense is not affected by changes in interest rates. In the event we issue any new debt in the future, increases in interest rates will increase the interest expense associated with the debt.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 4, 2015. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

If applicable, we have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended January 3, 2015, which was filed with the SEC on April 2, 2015.

* We face quality control and other production issues that could materially and adversely impact our sales and financial results and the acceptance of our products.

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

We have recently experienced production difficulties as we continued to increase production for certain legacy and new product offerings to meet the increased sales volumes. When these production difficulties began manifesting themselves as quality issues we reduced shipments, particularly to international distributors. If we are unable to address these issues in a timely and cost-effective manner, or if we were to experience similar quality control and production issues in the future, our sales levels may suffer and manufacturing and operational costs may increase.

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

* Some of our laser systems are complex in design and may contain defects that are not detected until deployed by our customers, which could increase our costs and reduce our revenues.

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

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the second quarter of fiscal 2015, our international ophthalmology sales were $3.6 million or 40.3% of total revenues. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. For our continuing ophthalmology business, none of our international revenues and costs have been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. Our international operations and sales are subject to a number of risks and potential costs, including:

•	fluctuations in foreign currency exchange rates;
•	quality and production issues;
•	performance of our international channel of distributors;
•	longer accounts receivable collection periods;
•	impact of recessions in global economies and availability of credit;
•	political and economic instability;
•	trade sanctions and embargoes;
•	impact of international conflicts, terrorist and military activity, civil unrest;
•	foreign certification requirements, including continued ability to use the “CE” mark in Europe, and other local regulatory requirements;
•	differing local product preferences and product requirements;
•	cultural differences;
•	changes in foreign medical reimbursement and coverage policies and programs;
•	reduced or limited protections of intellectual property rights in jurisdictions outside the United States;
•	potentially adverse tax consequences; and
•	multiple protectionist, adverse and changing foreign governmental laws and regulations.

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

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including changes in foreign currency exchange rates, quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. For the second quarter of fiscal 2015, the trading price of our common stock fluctuated from a low of $7.64 per share to a high of $11.09 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

* Our future success depends on our ability to develop and successfully introduce new products and new applications.

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

Our ability to sell our products and generate revenues depends upon our direct and independent sales forces within the United States and relationships with independent distributors outside the United States. Currently our direct and independent sales forces within the United States consists of approximately 14 employees and 15 independent representatives, respectively. We maintain relationships with approximately 70 independent distributors internationally selling our products into over 100 countries, managed by a team of five people. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are entirely dependent on the efforts of these third parties. If any distributor breaches the terms of its distribution agreement with us or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory would be adversely affected.

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

Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued 28 United States patents and 17 foreign patents on the technologies related to our products and processes. We have 12 pending patent applications in the United States and 25 foreign pending patent applications that have been filed. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Patents have a limited lifetime and once a patent expires competition may increase.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended July 4, 2015.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
04/05/15 to 05/09/15	100	$9.03	100	$716,369
05/10/15 to 06/06/15	20,707	$8.85	20,707	$533,047
06/07/15 to 07/04/15	34,570	$8.51	34,570	$238,921
Total	55,377	$8.64	55,377	$238,921
(1)

In February 2013, the Board of Directors approved a one year $3.0 million stock repurchase program that replaced the prior two year $4.0 million stock repurchase program. In February 2014, the Board of Directors approved the extension of the plan for an additional year. In July 2014, the Board of Directors approved an extension of the plan for an additional year and authorized an additional $3.0 million of stock repurchases under this plan. The above table reflects the repurchase of shares of our common stock in the open market or privately negotiated transactions during the second quarter of 2015 in accordance with the stock repurchase program. As of July 4, 2015, the Company has repurchased 714,381 shares for $5,761,079 under this current program and the Company still has the authorization to purchase up to $0.2 million in common shares under the stock repurchase program. Each repurchase was financed by available cash balances and cash from operations. In August 2015, the Board of Directors approved a further extension for an additional year and authorized an additional $2.0 million of stock repurchases under this plan.

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

IRIDEX Corporation (Registrant)
Date: August 10, 2015	By:	/s/ WILLIAM M. MOORE
		Name:	William M. Moore
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Exhibit Index

Exhibit No.	Exhibit Title
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
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