Form 10-Q
period 2015-10-03
IRIDEX CORP
filed 2015-11-10
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2015

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

The number of shares of common stock, $0.01 par value, issued and outstanding as of October 23, 2015 was 9,945,820.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

IRIDEX Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share and per share data)

	October 3, 2015	January 3, 2015 (1)
ASSETS
Current assets:
Cash and cash equivalents	$10,213	$13,303
Accounts receivable, net of allowance for doubtful accounts of $149 as of October 3, 2015 and $223 as of January 3, 2015	7,736	8,337
Inventories	11,184	9,119
Prepaid expenses and other current assets	666	510
Deferred income taxes - current	1,625	1,625
Total current assets	31,424	32,894
Property and equipment, net	1,089	735
Intangible assets, net	272	284
Goodwill	533	533
Deferred income taxes - long term	7,149	7,151
Other long-term assets	184	221
Total assets	$40,651	$41,818
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,559	$1,758
Accrued compensation	1,311	1,863
Accrued expenses	1,536	1,770
Accrued warranty	528	469
Deferred revenue	1,211	1,179
Total current liabilities	7,145	7,039
Long-term liabilities:
Other long-term liabilities	686	1,043
Total liabilities	7,831	8,082
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding 9,940,122 and 9,786,695 shares as of October 3, 2015 and as of January 3, 2015, respectively	110	108
Additional paid-in capital	37,557	38,511
Accumulated deficit	(4,847)	(4,883)
Total stockholders’ equity	32,820	33,736
Total liabilities and stockholders’ equity	$40,651	$41,818
(1)	Derived from the audited consolidated financial statements included in the Annual Report on Form 10-K filed with the SEC for the year ended January 3, 2015.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Total revenues	$9,815	$10,118	$29,644	$31,036
Cost of revenues	4,974	4,969	15,176	15,532
Gross profit	4,841	5,149	14,468	15,504
Operating expenses:
Research and development	1,237	1,096	4,000	3,596
Sales and marketing	2,234	1,980	6,463	5,784
General and administrative	1,227	1,467	4,206	4,521
Total operating expenses	4,698	4,543	14,669	13,901
Income (loss) from operations	143	606	(201)	1,603
Other income (expense), net	164	(112)	134	(300)
Income (loss) from operations before (benefit from) provision for income taxes	307	494	(67)	1,303
(Benefit from) provision for income taxes	(135)	4	(103)	29
Net income	$442	$490	$36	$1,274
Net income per share:
Basic	$0.04	$0.05	$0.00	$0.13
Diluted	$0.04	$0.05	$0.00	$0.12
Weighted average shares used in computing net income per common share:
Basic	9,972	9,869	9,956	9,918
Diluted	10,094	10,255	10,142	10,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net income	$442	$490	$36	$1,274
Other comprehensive income, net of tax	—	—	—	—
Comprehensive income	$442	$490	$36	$1,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended
	October 3, 2015	September 27, 2014
Operating activities:
Net income	$36	$1,274
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	389	307
Change in fair value of earn-out liability	(129)	303
Stock-based compensation cost recognized	725	722
Provision for doubtful accounts	36	49
Deferred income taxes	2	—
Changes in operating assets and liabilities:
Accounts receivable	565	(282)
Inventories	(2,065)	1,001
Prepaid expenses and other current assets	(156)	28
Other long-term assets	37	65
Accounts payable	801	(436)
Accrued compensation	(552)	(389)
Accrued expenses	(180)	(73)
Accrued warranty	59	70
Deferred revenue	32	42
Other long-term liabilities	46	(21)
Net cash (used in) provided by operating activities	(354)	2,660
Investing activities:
Acquisition of property and equipment	(731)	(472)
Payment on earn-out liability	(328)	(361)
Net cash used in investing activities	(1,059)	(833)
Financing activities:
Proceeds from stock option exercises	747	1,182
Repurchase of common stock	(1,543)	(3,411)
Repurchase of vested stock options	(275)	—
Taxes paid related to net share settlements of equity awards	(606)	—
Net cash used in financing activities	(1,677)	(2,229)
Net decrease in cash and cash equivalents	(3,090)	(402)
Cash and cash equivalents, beginning of period	13,303	13,444
Cash and cash equivalents, end of period	$10,213	$13,042
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$33	$47

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015, which was filed with the Securities and Exchange Commission (“SEC”) on April 2, 2015. The results of operations for the three and nine months ended October 3, 2015 are not necessarily indicative of the results for the year ending January 2, 2016 or any future interim period. The three and nine month periods ended October 3, 2015 and September 27, 2014, each had 13 weeks. For purposes of reporting the financial results, the Company’s fiscal years end on the Saturday closest to the end of December. Periodically, the Company includes a 53rd week to a year in order to end that year on the Saturday closest to the end of December.

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

A reconciliation of the changes in the Company’s deferred revenue balance for the nine months ended October 3, 2015 and September 27, 2014 is as follows:

	Nine Months Ended
(in thousands)	October 3, 2015	September 27, 2014
Balance, beginning of period	$1,179	$1,133
Additions to deferral	1,068	1,095
Revenue recognized	(1,036)	(1,053)
Balance, end of period	$1,211	$1,175

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

A reconciliation of the changes in the Company’s warranty liability for the nine months ended October 3, 2015 and September 27, 2014 is as follows:

	Nine Months Ended
(in thousands)	October 3, 2015	September 27, 2014
Balance, beginning of period	$469	$468
Accruals for product warranties	267	207
Cost of warranty claims and adjustments	(208)	(137)
Balance, end of period	$528	$538

Recently Issued and Adopted Accounting Standards.

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers, Deferral of the Effective Date”. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. Management is evaluating the provisions of this statement, including which period to adopt, and has not determined what impact the adoption of this standard will have on the Company's consolidated financial position or results of operations.

3. Inventories

The components of the Company’s inventories as of October 3, 2015 and January 3, 2015 are as follows:

(in thousands)	October 3, 2015	January 3, 2015
Raw materials	$3,838	$3,966
Work in process	1,943	1,609
Finished goods	5,403	3,544
Total inventories	$11,184	$9,119

4. Goodwill and Intangible Assets

Goodwill.

The carrying value of goodwill was $0.5 million as of October 3, 2015 and January 3, 2015.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. If, after assessing the totality of circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the two-step impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value. However, an entity also has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test during the second quarter ended July 4, 2015 and determined that its goodwill was not impaired. As of October 3, 2015, the Company had not identified any factors that indicated there was an impairment of its goodwill and determined that no additional impairment analysis was then required.

Intangible Assets.

The following table summarizes the components of gross and net intangible asset balances:

	October 3, 2015				January 3, 2015
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$720	$600	$120	Varies	$720	$600	$120
Customer relations	240	88	152	9.50 years	240	76	164
Total	$960	$688	$272		$960	$676	$284

Amortization expense totaled $12 thousand and $40 thousand for the nine months ended October 3, 2015 and September 27, 2014, respectively.

The amortization of customer relations was charged to sales and marketing expense and the amortization of patents was charged to cost of revenues.

Future estimated amortization expense (in thousands):
2015 (three months)	$4
2016	16
2017	54
2018	98
2019	16
Thereafter	84
Total	$272

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of October 3, 2015 and January 3, 2015, approximate fair value because of the short maturity of these instruments.

As of October 3, 2015 and January 3, 2015, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows:

	October 3, 2015				January 3, 2015
	Fair Value Measurements				Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$10,046	—	—	$10,046	$11,846	—	—	$11,846
Liabilities:
Earn-out liability	—	—	$966	$966	$—	—	$1,423	$1,423

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

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of October 3, 2015.

As of October 3, 2015	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Weighted Average (range)
Earn-out liability	$966	Discounted cash flow	Projected royalties (in thousands)	$2,934 ($169 - $3,147)
			Discount rate	11.54% (10.35% - 27.00%)

A reconciliation of the changes in the Company’s earn-out liability (Level 3 liability) for the nine months ended October 3, 2015 and September 27, 2014 is as follows:

	Nine Months Ended
(in thousands)	October 3, 2015	September 27, 2014
Balance as of beginning of the period	$1,423	$624
Payments against earn-out	(328)	(361)
Change in fair value of earn-out liability	(129)	303
Balance as of the end of the period	$966	$566

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

2008 Equity Incentive Plan.

For the nine months ended October 3, 2015, the only active stock-based compensation plan was the 2008 Equity Incentive Plan (the “Incentive Plan”). The terms of awards granted during the nine months ended October 3, 2015 were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 3, 2015.

Summary of Stock Options

The following table summarizes information regarding activity in our stock option plan during the nine months ended October 3, 2015:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding as of January 3, 2015	833,795	$4.88
Granted	117,800	$9.92
Exercised	(205,943)	$3.63
Canceled or forfeited	(153,966)	$4.44
Outstanding as of October 3, 2015	591,686	$6.43	$1,030

The weighted average grant date fair value of the options granted under the Company’s stock plans as calculated using the Black-Scholes option-pricing model was $2.77 and $3.54 per share for the three months ended October 3, 2015 and September 27, 2014, respectively. The weighted average grant date fair value of the options granted under the Company’s stock plans as calculated using the Black-Scholes option-pricing model was $4.23 and $4.06 per share for the nine months ended October 3, 2015 and September 27, 2014, respectively.

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards (options) with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Average risk free interest rate	1.30%	1.56%	1.27%	1.49%
Expected life (in years)	4.55 years	4.50 years	4.55 years	4.50 years
Dividend yield	—%	—%	—%	—%
Average volatility	47%	54%	50%	56%

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

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended October 3, 2015 and September 27, 2014:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Cost of revenues	$49	$37	$172	$110
Research and development	21	27	153	75
Sales and marketing	42	26	146	86
General and administrative	51	154	254	451
	$163	$244	$725	$722

Stock-based compensation expense capitalized to inventory was immaterial for the quarters ended October 3, 2015 and September 27, 2014.

Occasionally, the Company will grant stock-based instruments to non-employees. During the nine months ended October 3, 2015 and September 27, 2014, the amount of stock-based compensation related to non-employee options was not material.

Information regarding stock options outstanding, vested and expected to vest and exercisable as of October 3, 2015 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Options outstanding	591,686	$6.43	4.19	$1,030
Options vested and expected to vest	554,357	$6.31	4.10	$1,009
Options exercisable	293,854	$5.14	3.11	$761

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of October 2, 2015, that would have been received by option holders had all option holders exercised their stock options as of that date. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the nine months ended October 3, 2015 and September 27, 2014 was approximately $144 thousand and $354 thousand, respectively.

As of October 3, 2015, there was $1.9 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements under the Incentive Plan. The cost is expected to be recognized over a weighted average period of 2.45 years.

Summary of Restricted Stock Units and Awards

Information regarding the restricted stock units activity for the nine months ended October 3, 2015 is summarized below:

Number of Shares
Outstanding as of January 3, 2015	277,390
Restricted stock units granted	225,392
Restricted stock units released	(209,193)
Restricted stock units cancelled	(146,000)
Outstanding as of October 3, 2015	147,589

On January 9, 2015, the Company granted restricted stock unit awards for 56,000 shares of the Company’s common stock (the “Retention Award”) under the terms of the Company’s 2008 Equity Incentive Plan, as amended, to six executives of the Company. The Retention Award will vest over 4 years, with 20% of the Retention Award vesting on grant date and the remaining 80% vesting annually. The fair value at grant date of the restricted stock units was $485 thousand. Compensation expense is recognized ratably over the vesting period.

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

The majority of the restricted stock units that were released in the nine months ended October 3, 2015 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the restricted stock units on their release date as determined by the Company’s closing stock price. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the release and did not represent an expense to the Company. For the nine months ended October 3, 2015, 209,193 shares of restricted stock units were released with an intrinsic value of approximately $1.9 million. The Company withheld 66,882 shares to satisfy approximately $606 thousand of employees’ minimum tax obligation on the released restricted stock units.

Information regarding the restricted stock awards activity for the nine months ended October 3, 2015 is summarized below:

Number of Shares
Outstanding as of January 3, 2015	2,445
Restricted stock awards granted	2,513
Restricted stock awards released	(2,445)
Outstanding as of October 3, 2015	2,513

Stock Repurchase Program.

In February 2013, the Board of Directors approved a one year $3.0 million stock repurchase program that replaced the prior two year $4.0 million stock repurchase program. In February 2014, the Board of Directors approved the extension of the plan for an additional year. In July 2014, the Board of Directors approved an extension of the plan for an additional year and authorized an additional $3.0 million of stock repurchases. In August 2015, the Board of Directors approved a further extension of the plan for another year and authorized an additional $2.0 million of stock repurchases. For the nine months ended October 3, 2015, the Company has purchased 120,356 shares at an average price of $7.25 per share. As of October 3, 2015, the Company has repurchased 834,737 shares for approximately $6.6 million under this current program and the Company still has the authorization to purchase up to $1.1 million in common shares under the stock repurchase program. On September 9, 2015, the Company made a payment to James H. Mackaness, the Company’s former Chief Financial Officer and Chief Operating Officer, of approximately $275 thousand in cash in exchange for Mr. Mackaness’ agreement to cancel vested stock options exercisable for an aggregate of 92,656 shares of the Company’s common stock.  This payment to Mr. Mackaness was made using funds authorized and available under the stock repurchase program discussed above, and resulted in a reduction of the approximate dollar value of shares that may yet be purchased under this program. See Item 2, Unregistered Sales of Equity Securities and Use of Proceeds in Part II, Other Information, for additional information.

7. Income Taxes

Provision for Income Tax.

The Company calculates its interim tax provision in accordance with the provisions of ASC 740-270, Income Taxes; Interim Reporting. For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur. The Company recorded an income tax benefit of $103 thousand for the nine months ended October 3, 2015 and a provision for income tax of $29 thousand for the nine months ended September 27, 2014.

Deferred Income Taxes.

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. In the fourth quarter of fiscal year 2014, the Company's management determined, based on the Company's recent history of earnings coupled with its forecasted profitability that it is more likely than not that all of its federal and the majority of its state deferred tax assets will be realized in the foreseeable future.  Accordingly, in the fourth quarter of fiscal year 2014, the Company released $9.2 million of valuation allowance against most of its deferred tax assets except for the California Research and Development Credits. The Company maintains the same positions as of October 3, 2015 and will reevaluate the position on a quarterly basis.

Uncertain Tax Positions.

The Company accounts for its uncertain tax positions in accordance with ASC 740. As of October 3, 2015, the Company had $0.9 million of unrecognized tax benefits.

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

Diluted net income per share is computed as follows:

In periods of net income from continuing operations, diluted net income per share is computed by dividing net income for the period by the weighted average number of shares plus the weighted average common stock equivalents outstanding during the period. The Company excludes options from the computation of diluted weighted average shares outstanding if the exercise price of the options is greater than the average market price of the shares because the inclusion of these options would be anti-dilutive to earnings per share. In periods of net loss from continuing operations, the basic and diluted weighted average shares of common stock equivalents are the same because inclusion of common stock equivalents would be anti-dilutive. Accordingly, for the three months ended October 3, 2015 and September 27, 2014, stock options to purchase 282,474 and 106,527 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding. For the nine months ended October 3, 2015 and September 27, 2014, respectively, stock options to purchase 234,958 and 228,241 shares were excluded from the computation of diluted weighted average shares outstanding.

A reconciliation of the numerator and denominator of basic and diluted net income per common share is provided as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Numerator:
Net income	$442	$490	$36	$1,274

Denominator:
Weighted average shares of common stock (basic)	9,972	9,869	9,956	9,918
Effect of dilutive stock options	117	256	174	313
Effect of dilutive contingent shares	5	130	12	166
Weighted average shares of common stock (diluted)	10,094	10,255	10,142	10,397

Per share data:
Basic income per share	$0.04	$0.05	$0.00	$0.13
Diluted income per share	$0.04	$0.05	$0.00	$0.12

9. Business Segments

The Company operates in one segment, ophthalmology. The Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service and support activities.

Revenue information shown by geographic region, based on the location at which each sale originates, is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
United States	$5,791	$5,547	$16,763	$16,236
Europe	2,083	2,011	5,763	6,587
Rest of Americas	506	822	2,041	2,431
Asia/Pacific Rim	1,435	1,738	5,077	5,782
	$9,815	$10,118	$29,644	$31,036

Revenues are attributed to countries based on location of end customers. No individual country accounted for more than 10% of the Company’s revenues, other than the United States, which accounted for 59.0% and 54.8% of revenues for the three month periods ended October 3, 2015 and September 27, 2014, respectively. For the nine month period ended October 3, 2015 and September 27, 2014, the United States accounted for 56.5% and 52.3% of sales, respectively.

No customer accounted for more than 10% of total revenues for the three and nine month periods ended October 3, 2015 and September 27, 2014, respectively.

No customer accounted for more than 10% of accounts receivable balance as of October 3, 2015. One customer accounted for approximately 13% of accounts receivable balance as of January 3, 2015.

10. Subsequent Events

The Company has evaluated subsequent events and has concluded that no subsequent events that require disclosure in the financial statements have occurred since the quarter ended October 3, 2015.

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

Our ophthalmology revenues arise primarily from the sale of our IQ and OcuLight laser systems, consumables and service and support activities. Our current family of IQ products includes IQ 532, IQ 577 and IQ 810 laser photocoagulation systems and our OcuLight products include OcuLight TX, OcuLight GL, OcuLight GLx, OcuLight SL, and OcuLight SLx laser photocoagulation systems. Certain of our laser systems are capable of performing our patented Fovea-Friendly MicroPulse laser photocoagulation in addition to conventional continuous wavelength photocoagulation offered by all of our laser systems. Towards the end of 2012, we introduced the TxCell Scanning Laser Delivery System, a durable delivery device which operates with our IQ 532 and IQ 577 laser consoles. The TxCell Scanning Laser Delivery System saves significant time in a variety of laser photocoagulation procedures by allowing physicians to deliver the laser in a multi-spot scanning mode, a more efficient method for these procedures than the traditional single spot mode, and facilitates the use of the laser console in MicroPulse mode. The majority of our recurring revenues come from the sale of laser probes and our current family of laser probes includes a wide variety of products in 20, 23 and 25 gauge for vitreoretinal surgery and glaucoma surgery.

In February 2015, we launched our Cyclo G6 Glaucoma laser platform for sale in the U.S. The platform consists of a family of single use probes that connect to an intuitive, user-friendly laser console. The platform is designed to treat patients with a range of glaucoma disease states and features the Company’s proprietary MicroPulse tissue-sparing technology. We believe this is a significant strategic step in advancing its business model as it allows IRIDEX to participate in both capital equipment sales and the faster growing single use procedural sales of the glaucoma market.

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

Results of Operations

The following table sets forth certain operating data as a percentage of revenues:

	Three Months Ended				Nine Months Ended
	October 3, 2015		September 27, 2014		October 3, 2015	September 27, 2014
Revenues	100.0%		100.00%		100.0%	100.0%
Cost of revenues	50.7%		49.1%		51.2%	50.0%
Gross margin	49.3%		50.9%		48.8%	50.0%
Operating expenses:
Research and development	12.6%		10.8%		13.5%	11.6%
Sales and marketing	22.8%		19.6%		21.8%	18.6%
General and administrative	12.5%		14.5%		14.2%	14.6%
Total operating expenses	47.9%		44.9%		49.5%	44.8%
Income (loss) from operations	1.4%		6.0%		(0.7%)	5.2%
Other income (expense), net	1.7%		(1.1%	)	0.5%	(1.0%)
Income (loss) from operations before (benefit from) provision for income taxes	3.1%		4.9%		(0.2%)	4.2%
(Benefit from) provision for income taxes	(1.4%	)	0.1%		(0.3%)	0.1%
Net income	4.5%		4.8%		0.1%	4.1%

The following comparisons are between the three month periods ended October 3, 2015 and September 27, 2014:

Revenues.

(in thousands)	Three Months Ended October 3, 2015	Three Months Ended September 27 2014	Change in $	Change in %
Systems – domestic	$2,347	$2,531	$(184)	(7.3)%
Systems – international	2,479	3,005	(526)	(17.5)%
Recurring revenues	4,989	4,582	407	8.9%
Total revenues	$9,815	$10,118	$(303)	(3.0)%

Our total revenues decreased $0.3 million, or 3.0%, from $10.1 million to $9.8 million for the quarter just ended. Our systems sales, both domestic and international, decreased $0.2 million and $0.5 million, respectively. Our recurring revenues, however, increased $0.4 million. During the second quarter of 2015, we experienced production difficulties as we continued to increase production for certain legacy and new product offerings to meet increased sales volumes. These production difficulties manifested themselves as quality issues and we reduced shipments, particularly to international distributors, which has had an ongoing impact on our system sales. Although we believe that we have resolved those quality issues and we recommenced shipping systems during the third quarter of 2015, shipments remained below historic levels, partly due to capacity constraint as we incorporated a more rigorous quality assurance process to the outgoing shipment of products. In addition, our international business continued to be negatively impacted by the changes in foreign currency exchange rates.

Gross Profit and Gross Margin.

Gross profit was $4.8 million compared with $5.1 million, a decrease of $0.3 million or 6.0%. Gross margin was 49.3% compared with 50.9%, a decrease of 1.6 percentage points. The decrease in gross margin was primarily attributable to a decrease in direct margins of 1.8 percentage points, and an increase in manufacturing overhead spending consisting mostly of overtime resulting in a decrease of 2.0 percentage points, partly offset by a decrease in manufacturing  variances resulting in an increase of 2.2 percentage points.

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

Research and development (“R&D”) expenses increased $0.1 million, or 12.9%, from $1.1 million to $1.2 million. The increase in spending was attributable primarily to an increase in investments in headcount and associated costs with a particular focus on resolving the production and quality issues we experienced in the second quarter of 2015.

Sales and Marketing.

Sales and marketing expenses increased $0.3 million, or 12.8%, from $2.0 million to $2.2 million. The increase in spending was attributable to an increase in commissions and other general selling expenses.

General and Administrative.

General and administrative expenses decreased $0.2 million, or 16.4%, from $1.5 million to $1.2 million. The decrease in spending was attributable to a decrease in non-cash stock-based compensation charges and other cash-based compensation charges.

Other Income (Expense), Net.

For the quarter ended October 3, 2015, other income, net amounted to $164 thousand. This consisted primarily of an adjustment to the earn-out fair value re-measurement on one of our prior acquisitions. For the quarter ended September 27, 2014, other expense, net amounted to$112 thousand. This consisted primarily of additional expense recorded for the fair value re-measurement of the contingent earn-out liabilities incurred as a result of our prior acquisitions.

Income Taxes.

For the three month periods ended October 3, 2015 and September 27, 2014, we recorded a credit of $135 thousand as a benefit from income taxes and $4 thousand expense for the provision of income, respectively. Our effective tax rate differs from the federal statutory rate primarily due to state income taxes and other tax permanent non-deductible expenditures. The difference in the effective tax rate for the three months ended October 3, 2015 as compared with the same period of the prior year is due primarily to the decrease of projected 2015 income from 2014, and the increase of tax benefit from release of valuation allowance for the net operating loss (“NOL”) utilization in 2014.

The following comparisons are between the nine months ended October 3, 2015 and September 27, 2014:

Revenues.

(in thousands)	Nine Months Ended October 3, 2015	Nine Months Ended September 27, 2014	Change in $	Change in %
Systems – domestic	$6,592	$7,057	$(465)	(6.6)%
Systems – international	8,066	9,778	(1,712)	(17.5)%
Recurring revenues	14,986	14,201	785	5.5%
Total revenues	$29,644	$31,036	$(1,392)	(4.5)%

Our total revenues decreased $1.4 million, or 4.5%, from $31.0 million to $29.6 million. Our systems sales, both domestic and international, decreased $0.5 million and $1.7 million, respectively. Our recurring revenues, however, increased $0.8 million. During the second quarter of 2015, we experienced production difficulties as we continued to increase production for certain legacy and new product offerings to meet the increased sales volumes. These production difficulties manifested themselves as quality issues and we reduced shipments, particularly to international distributors, which has had an ongoing impact on our system sales. Although we believe that we have resolved those quality issues and we recommenced shipping systems during the third quarter of 2015, shipments remain below historic levels, partly due to capacity constraint as we incorporated a more rigorous quality assurance process to the outgoing shipment of products. In addition, our international business continued to be negatively impacted by the changes in foreign currency exchange rates.

Gross Profit and Gross Margin.

Gross profit was $14.5 million compared with $15.5 million, a decrease of $1.0 million or 6.7%. Gross margin was 48.8% compared with 50.0%, a decrease of 1.2 percentage points. The main reason for the decrease in our gross margin was manufacturing costs in dollar terms have remained relatively constant while revenues decreased, resulting in an increase in manufacturing costs as a percentage of revenues.

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

Research and Development.

R&D expenses increased $0.4 million, or 11.2%, from $3.6 million to $4.0 million. The increase in spending was attributable primarily to an increase in headcount and associated costs, as well as ongoing investments in new product development. In 2015, we incurred additional expenditures related to solving the production and quality issues we experienced during the second quarter of 2015.

Sales and Marketing.

Sales and marketing expenses increased $0.7 million, or 11.7%, from $5.8 million to $6.5 million. The increase in spending was attributable to an increase in commissions and other general selling and marketing expenses.

General and Administrative.

General and administrative expenses decreased $0.3 million, or 7.0%, from $4.5 million to $4.2 million. The decrease in spending was primarily attributable to a decrease in non-cash stock-based compensation charges, a decrease in severance costs, offset in part by an increase in legal expenses.

Other Income (Expense), Net.

For the nine month period ended October 3, 2015, other income, net amounted to $134 thousand. This consisted primarily of an adjustment to the earn-out fair value re-measurement on one of our prior acquisitions. For the nine month period ended September 27, 2014, other expense, net amounted to$300 thousand. This consisted primarily of additional expense recorded for the fair value re-measurement of the contingent earn-out liabilities incurred as a result of our prior acquisitions.

Income Taxes.

For the nine month periods ended October 3, 2015 and September 27, 2014, we recorded a credit of $103 thousand as a benefit from income taxes and $29 thousand expense for the provision of income, respectively. Our effective tax rate differs from the federal statutory rate primarily due to state income taxes and other tax permanent non-deductible expenditures. The difference in the effective tax rate for the nine months ended October 3, 2015 as compared with the same period of the prior year is due primarily to the decrease of projected 2015 income from 2014, and the increase of tax benefit from release of valuation allowance for the NOL utilization in 2014.

Liquidity and Capital Resources.

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of October 3, 2015, we had cash and cash equivalents of $10.2 million, working capital of $24.3 million compared to cash and cash equivalents of $13.3 million and working capital of $25.9 million as of January 3, 2015. For the nine months ended October 3, 2015, net cash of $0.4 million was used in operating activities. Changes in operating assets and liabilities consumed $1.4 million, net cash, including the purchase of $2.1 million in inventory, partially offset by net income of $0.1 million and the add back of non-cash items of $1.0 million. We used $1.1 million net cash in investing activities; $0.7 million on capital expenditures and $0.3 million on paying the contingent earn-out liability. We used $1.7 million net cash in financing activities; we spent $1.5 million to purchase stock under our stock repurchase program, $0.6 million to pay payroll withholding taxes related to net shares settlement of equity awards and $0.3 million to pay for the cancellation of an employee stock option, which was partially offset by $0.7 million generated from exercises of stock options. See Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information.

Management is of the opinion that the Company’s current cash and cash equivalents together with our ability to generate cash flows from operations provide sufficient liquidity to operate for the next 12 months.

Contractual Obligations and Commitments.

Our contractual obligations and commitments as of October 3, 2015 are as follows:

(in thousands)	Total	Less than 1 Year	1 – 3 Years	Thereafter
Operating lease payments	$1,370	$888	$482	$—
Purchases commitments	8,514	6,458	2,056	—
Total obligations	$9,884	$7,346	$2,538	$—

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

Interest Rate Risk.

Our exposure to interest rate risk as of October 3, 2015 is related to our cash equivalent holdings, which is nominal given the nature of our cash equivalent holdings. Since we have no fixed or variable interest rate debt outstanding, our interest expense is not affected by changes in interest rates. In the event we issue any new debt in the future, increases in interest rates will increase the interest expense associated with the debt.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including William M. Moore, our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including Mr. Moore as our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 3, 2015. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level

Changes in Internal Control over Financial Reporting.

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

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the third quarter of fiscal 2015, our international ophthalmology sales were $4.0 million or 41.0% of total revenues. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. For our continuing ophthalmology business, none of our international revenues and costs have been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. Our international operations and sales are subject to a number of risks and potential costs, including:

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

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including changes in foreign currency exchange rates, quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. For the third quarter of fiscal 2015, the trading price of our common stock fluctuated from a low of $6.42 per share to a high of $8.67 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued 28 United States patents and 14 foreign patents on the technologies related to our products and processes. We have 12 pending patent applications in the United States and 25 foreign pending patent applications that have been filed. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Patents have a limited lifetime and once a patent expires competition may increase.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended October 3, 2015.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (3)
07/05/15 to 08/08/15	29,315	$8.15	29,315	$1,724,753
08/09/15 to 09/05/15	75,987	$6.90	75,987	$1,200,179
09/06/15 to 10/03/15	15,054	$7.28	15,054	$1,090,561
Total	120,356	$7.25	120,356	$1,090,561

(1)

In February 2013, the Board of Directors approved a one year $3.0 million stock repurchase program that replaced the prior two year $4.0 million stock repurchase program. In February 2014, the Board of Directors approved the extension of the plan for an additional year. In July 2014, the Board of Directors approved an extension of the plan for an additional year and authorized an additional $3.0 million of stock repurchases under this plan. In August 2015, the Board of Directors approved a further extension for an additional year and authorized an additional $2.0 million of stock repurchases under this plan. The above table reflects the repurchase of shares of our common stock in the open market or privately negotiated transactions during the third quarter of 2015 in accordance with the stock repurchase program. As of October 3, 2015, the Company has repurchased 834,737 shares for $6,634,193 under this current program and the Company still has the authorization to purchase up to $1.1 million in common shares under the stock repurchase program. Each repurchase was financed by available cash balances and cash from operations.

(2)	Average price paid per share of common stock repurchased represents the execution price, including commissions paid to brokers.
(3)

On September 9, 2015, the Company made a payment to James H. Mackaness, the Company’s former Chief Financial Officer and Chief Operating Officer, of approximately $275 thousand in cash in exchange for Mr. Mackaness’ agreement to cancel vested stock options exercisable for an aggregate of 92,656 shares of the Company’s common stock.  This payment to Mr. Mackaness was made using funds authorized and available under the stock repurchase program discussed in footnote (1), above, and resulted in a reduction of the approximate dollar value of shares that may yet be purchased under this program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3.2(2)	Amended and Restated Bylaws of Registrant.
10.1(3)*	Stock Option Cancellation Agreement incorporated by reference to Exhibit 10.1 filed with Registrant’s Current Report on Form 8-K on September 2, 2015.
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.CAL	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*	Indicates a management contract or compensatory plan or arrangement.
**

The certifications furnished in [Exhibit 32.1 and 32.2] hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

(1)	Incorporated by reference to the Exhibits filed with the Registration Statement on Form SB-2 (No. 333-00320-LA) which was declared effective on February 15, 1996.
(2)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on November 21, 2007.
(3)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on September 8, 2015.

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

IRIDEX Corporation (Registrant)
Date: November 10, 2015	By:	/s/ WILLIAM M. MOORE
		Name:	William M. Moore
		Title:	President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Exhibit Index

Exhibit No.	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3.2(2)	Amended and Restated Bylaws of Registrant.
10.1(3)*	Stock Option Cancellation Agreement incorporated by reference to Exhibit 10.1 filed with Registrant’s Current Report on Form 8-K on September 2, 2015.
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*	Indicates a management contract or compensatory plan or arrangement.
**

The certifications furnished in [Exhibit 32.1 and 32.2] hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

(1)	Incorporated by reference to the Exhibits filed with the Registration Statement on Form SB-2 (No. 333-00320-LA) which was declared effective on February 15, 1996.
(2)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on November 21, 2007.
(3)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on September 8, 2015.