Form 10-K
period 2016-01-02
IRIDEX CORP
filed 2016-03-31
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended January 2, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

The aggregate market value of the voting common equity held by non-affiliates of the Registrant was approximately $47,500,865 as of July 2, 2015 the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price reported for such date on the NASDAQ Global Market. The registrant did not have any non-voting common equity outstanding. For purposes of this disclosure, shares of common stock held by each executive officer and director and by each holder of 5% or more of the outstanding shares of common stock have been excluded from this calculation, because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 09, 2016, Registrant had 10,052,423 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the Proxy Statement for the Registrant’s 2016 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

As used in this Annual Report on Form 10-K, the terms “Company,” “IRIDEX,” “we,” “us” and “our” refer to IRIDEX Corporation, a Delaware corporation, and when the context so requires, our wholly owned non-operating subsidiaries, IRIS Medical Instruments, Inc. and Light Solutions Corporation, each a California corporation, and IRIDEX France SARL.

Item 1. Business

General

IRIDEX Corporation is a leading worldwide provider of therapeutic based laser consoles, delivery devices and consumable instrumentation used to treat sight-threatening eye diseases in ophthalmology. In February 2012, we sold our aesthetics business to Cutera, Inc. The sale of the aesthetics business was a significant step forward in our strategy because it allowed us to focus solely on our ophthalmology business which is our core strength. Our ophthalmology products are sold in the United States (“U.S.”) predominantly through a direct sales force and internationally through independent distributors. Total revenues in 2015, 2014 and 2013 were $41.8 million, $42.8 million and $38.3 million, respectively. We generated net income of $0.5 million, $10.0 million and $2.2 million in 2015, 2014 and 2013, respectively. The net income for 2014 included a $1.3 million expense for the adjustment in our earn-out liability on prior acquisitions and a credit to income tax expense of $8.8 million for the release of our deferred tax valuation allowance.

Our ophthalmology products consist of laser consoles, delivery devices and consumable instrumentation including laser probes, and are used in the treatment of serious eye diseases, including the three leading causes of irreversible blindness: diabetic retinopathy, glaucoma and age-related macular degeneration (“AMD”). In addition, our ophthalmology products are often used in vitrectomy procedures (used to treat proliferative diabetic retinopathy, macular holes, retinal tears and detachments) which are generally performed in the operating room and require a consumable single use intraocular laser probe (“EndoProbe”) to deliver light energy to the back of the eye together with other instrumentation. Our ophthalmology business includes (i) a recurring revenue component, consisting of sales of consumable products, predominantly single use laser probe devices and other instrumentation, combined with the repair, servicing and extended service contracts for our laser systems; and (ii) a capital component, consisting of the laser consoles combined with durable delivery devices (laser systems).

Our laser consoles consist of our recently introduced Cyclo G6 laser system, IQ products which include IQ 532 and IQ 577 laser photocoagulation systems; and our OcuLight products including OcuLight TX, OcuLight SL, OcuLight SLx, OcuLight GL and OcuLight GLx laser photocoagulation systems. Certain of our laser consoles are capable of performing traditional continuous wavelength photocoagulation and our patented Fovea-Friendly MicroPulse laser photocoagulation. Towards the end of 2012, we introduced the TxCell Scanning Laser Delivery System, a delivery device which saves significant time in a variety of laser photocoagulation procedures by allowing physicians to deliver the laser in a multi-spot scanning mode, a more efficient method for these procedures than the traditional single spot mode. Our current family of laser probes includes a wide variety of products in 20, 23, 25 and 27 gauge for vitreoretinal surgery along with our recently patented MicroPulse P3 (“MP3”) and G-Probe for glaucoma surgery.

Ophthalmologists typically use our laser systems in hospital operating rooms (“OR”) and ambulatory surgical centers (“ASCs”), as well as their offices and clinics. In the OR and ASC’s, ophthalmologists use our laser systems with either an indirect laser ophthalmoscope or a consumable, single use EndoProbe, MP3 or G-Probe. Since our first shipment in 1990, approximately 12,500 medical laser systems manufactured by IRIDEX have been sold worldwide.

IRIDEX Corporation was incorporated in California in February 1989 as IRIS Medical Instruments, Inc. In November 1995, we changed our name to IRIDEX Corporation and reincorporated in Delaware. Our executive offices are located at 1212 Terra Bella Avenue, Mountain View, California 94043-1824, and our telephone number is (650) 940-4700. We can also be reached at our website at www.IRIDEX.com, however, the information on, or that can be accessed through, our website is not part of this report. As used in this Annual Report on Form 10-K, the terms “Company,” “IRIDEX,” “we,” “us” and “our” refer to IRIDEX Corporation, a Delaware corporation, and when the context so requires, our wholly owned non-operating subsidiaries, IRIS Medical Instruments, Inc. and Light Solutions Corporation, each a California corporation, and IRIDEX France SARL.

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

AMD is a disease that affects the aged. Although pharmaceuticals are used to delay vision loss, there is currently no cure for AMD. Pharmaceuticals require repeated injections in the eye every six to eight weeks, which are painful, increase the risk of adverse side effects, are costly, and their long term viability is unproven. Continuous wavelength laser photocoagulation can also be used to treat AMD, although it is used less frequently because the disease often requires the laser to be applied to the area of the retina responsible for central vision and the likelihood of significant loss of visual function is too high. The short comings in treating this disease has led to a renewed interest in investigating alternative approaches that might allow treatment earlier which would result in better patient outcomes.

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

The IRIDEX Strategy

We are one of the worldwide leaders in developing, manufacturing, marketing, selling and servicing innovative medical laser systems and associated instrumentation for the treatment of the sight-threatening eye diseases mentioned above. With the sale of our aesthetics business we are now focused exclusively on our ophthalmology business. At the end of 2015, we had $10.0 million in cash and no debt. Other than in 2012, when we incurred a net loss of $0.2 million from our ophthalmology operations, we generated net income from our ophthalmology operations in each of the past six years. It is our goal to continue to operate our business profitably.

Our strategy is to leverage our existing brand and distribution channel in the ophthalmology market to promote the adoption of MicroPulse as a viable treatment alternative for diabetic retinopathy, glaucoma and AMD and consequently to introduce a broad array of products that:

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

Cyclo G6 Glaucoma Laser System. The newest addition to the Iridex console portfolio, the Cyclo G6 is an 810nm, infrared laser designed to treat patients diagnosed with a range of glaucoma disease states. The product received FDA approval in January 2015, and commenced commercial sales in March 2015. Unlike Iridex’s other consoles, the Cyclo G6 system is sold with a family of probes that are single-use, including our patented MP3 disposable probe that utilizes our MicroPulse technology. We believe that the Cyclo G6 laser, when used with the MP3 probe, has several important competitive advantages over alternative therapies  with respect to invasiveness, repeatability, safety, patient recovery time and cost effectiveness. The Cyclo G6 console weighs 8.5 pounds, has dimensions of 7.8”H x 10.6”W x 11.6”D and includes SmartProbe RFID connector technology with laser parameter memory.

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

Infrared Photocoagulator Consoles. Our OcuLight photocoagulator consoles deliver infrared laser light and is available with output power ranges of 2 Watts (OcuLight SL) or of 3 Watts (OcuLight SLx). The OcuLight consoles weigh 14 pounds and have dimensions of 4”H x 12”W x 12”D and does not require external air or water cooling.

MicroPulse Enabled Consoles. MicroPulse mode is offered as an option on our IQ 577, IQ 532 and some of our infrared laser photocoagulator systems.

Multi-wavelength Laser System Configurations. When used in conjunction with specific IRIDEX laser consoles, our Symphony slit lamp adapters can deliver multiple laser wavelengths from a single slit lamp installation. Our laser consoles, together with our Symphony slit lamp adapters, combine the clinical versatility and convenience of multiple wavelength delivery into one delivery device for retinal and glaucoma procedures. Currently, our compatible consoles are the OcuLight GLx and the OcuLight TX green laser consoles and the OcuLight SLx and the IQ 577 yellow laser consoles.

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

MicroPulse P3 Probe. The MP3 Probe is the primary delivery device used in the cyclophotocoagulation procedure to treat various stages of glaucoma. The MP3 Probe utilizes Iridex’s patented MicroPulse technology, and can be performed on an anesthetized eye in the doctor’s office or OR. The non-invasive procedure takes just a few minutes (varies based on physician settings) and results in minimal discomfort and post-operative recovery for the patient. The procedure maybe used to treat a wide variety of glaucoma states, including earlier-stages, and is particularly useful for patients who may find it difficult to undergo traditional surgery. Although still a relatively new procedure, we believe that the use of the Cyclo G6 laser with an MP3 probe has been highly successful in reducing intraocular pressure (“IOP”) and allowing patients to reduce the number of daily eye drops.

TxCell Scanning Laser Delivery System (“TxCell”). TxCell was introduced in the second half of 2012. It allows the physician to perform multi-spot pattern scanning for efficient retinal photocoagulation, confluent laser patterns for tissue-sparing MicroPulse protocols and allows for standard single spot photocoagulation. A second version was introduced at the end of 2013 that worked with a wider variety of slit lamps existing in the market and included a number of enhanced features.

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

EndoProbe. Our EndoProbe fiber optic delivery devices are used for endophotocoagulation, a retinal treatment procedure performed in the hospital OR or surgery center during a vitrectomy procedure. These sterile disposable probes are available in tapered, angled, stepped, aspirating, illuminating, and adjustable styles. The EndoProbe is offered in a wide variety of gauges.

G-Probe. The G-Probe is used in procedures to treat medically and surgically uncontrolled glaucoma, in many instances replacing cyclocryotherapy (freezing of eye tissues). The G-Probe’s non-invasive procedure takes approximately ten minutes, is performed on an anesthetized eye in the doctor’s office, and results in less pain and fewer adverse side effects than cyclocryotherapy. The G-Probe is a sterile single-use product.

DioPexy Probe. The DioPexy Probe is a hand-held instrument which is used in procedures to treat retinal tears and breaks non-invasively through the sclera as an alternative method of attaching the retina. We believe that our DioPexy Probe generally results in increased precision, less pain and less inflammation than traditional cryotherapy.

GreenTip Soft Tip Cannula. The GreenTip cannula allows surgeons to effectively visualize and access the proximity of the retina while performing a fluid air exchange during a vitrectomy procedure. Benefits include optimal contrast against the retina, maximized visualization and greater protection of the retina with its unique atraumatic silicone tip. The GreenTip cannula is a sterile disposable single-use product.

MoistAir In-Line Air Humidifier. The MoistAir Humidifying Chamber connects to the air line and provides humidified air to the eye during fluid air exchange. Studies have shown that the use of humidified air can substantially reduce the dehydrating effects, delay lens feathering, protect corneal endothelium, and may prevent visual field loss defects after macular hole surgery. The MoistAir Humidifying Chamber is a sterile disposable single use product.

Ophthalmology Treatments

The following chart lists the procedures for treating ophthalmic diseases that can be addressed by utilizing our ophthalmic laser systems. These procedures typically are performed in an OR, ASC’s or clinic/outpatient settings and are non-elective and covered by insurance.

	Procedure	Console	Delivery Devices and Other Product	Mode
Age-related Macular Degeneration	Retinal Photocoagulation	Infrared & Visible	Slit Lamp Adapter	CW
Diabetic Retinopathy
Macular Edema	Grid Retinal Photocoagulation	Infrared & Visible	Slit Lamp Adapter & Operating Microscope Adapter,	CW or MicroPulse
	Focal Retinal Photocoagulation	Visible	Slit Lamp Adapter
Proliferative	Pan-Retinal Photocoagulation Vitrectomy Procedure	Infrared & Visible	Slit Lamp Adapter, Operating Microscope Adapter, Laser Indirect Ophthalmoscope, EndoProbe*GreenTip cannula*	CW or MicroPulse
Glaucoma
Primary Open-Angle	Trabeculoplasty	Infrared & Visible	Slit Lamp Adapter	MicroPulse
	MicroPulse Transscleral Cyclophotocoagulation	Infrared	MicroPulse P3*	MicroPulse
Angle-closure	Iridotomy	Infrared & Visible	Slit Lamp Adapter	CW
	MicroPulse Transscleral Cyclophotocoagulation	Infrared	MicroPulse P3*	MicroPulse
Refractory Glaucoma	Transscleral Cyclophotocoagulation	Infrared	G-Probe*	CW
	MicroPulse Transscleral Cyclophotocoagulation	Infrared	MicroPulse P3*	MicroPulse

	Procedure	Console	Delivery Devices and Other Product	Mode
Retinal Tears and Detachments	Retinopexy Retinal Photocoagulation Vitrectomy Procedure	Infrared & Visible	Slit Lamp Adapter, Laser Indirect Ophthalmoscope, Operating Microscope Adapter, EndoProbe* GreenTip cannula*, MoistAir Humidifying Chamber*	CW
	Transscleral Retinal Photocoagulation	Infrared	DioPexy Probe	CW
Retinopathy of Prematurity	Retinal Photocoagulation	Infrared	Laser Indirect Ophthalmoscope	CW
Ocular Tumors	Retinal Photocoagulation	Infrared	Slit Lamp Adapter, Operating Microscope Adapter, Laser Indirect Ophthalmoscope	CW
Macular Holes	Vitrectomy Procedure	Visible	EndoProbe*	CW
*	Consumable and disposable products

Research and Development

We have close working relationships with researchers, clinicians and practicing physicians around the world who provide new ideas, test the feasibility of these new ideas and assist us in validating new products and new applications before they are introduced.

Our internal research and development (“R&D”) activities are performed by a current team of 17 engineers, scientists and regulatory professionals with experience in various aspects of medical products, laser systems, delivery devices and clinical techniques with a focus on introducing innovative products which satisfy the unmet and emerging needs of our customers. The core competencies of the team include: mechanical engineering, electrical engineering, optics, lasers, fiber optics, software, firmware and delivery devices. The R&D process integrates all of the necessary disciplines of the Company from product inception through customer acceptance. This process facilitates reliable new product innovations and a consistent pipeline of innovative products for our customers.

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

We spent $5.2 million on R&D in 2015, $4.6 million in 2014 and $3.7 million in 2013.

We consider clinical projects to be a component of our R&D efforts and they may or may not result in additional commercial opportunities.

Customers and Customer Support

Our products are currently sold for use by ophthalmologists specializing in the treatment of eye disease in the retina, glaucoma and pediatrics eye diseases. Other customers include research and teaching hospitals, government installations, surgical centers, hospitals, and office clinics (outpatient). No single customer or distributor accounted for 10% or more of total revenues in fiscal years 2015, 2014 and 2013.

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

Sales and Marketing

We sell and market our products in the United States predominantly through our direct sales force and internationally through independent distributors. Currently we have a direct sales force of 13 employees who are engaged in sales efforts within the United States and 5 employees engaged in managing our distribution sales efforts internationally. We also contract for the services of 15 independent sales representatives to supplement our U.S. direct sales efforts. Our sales are administered through our corporate headquarters in Mountain View, California.

International sales represented 42.6%, 47.2% and 45.0% of our sales in 2015, 2014 and 2013, respectively. We believe that our international sales will continue to represent a significant portion of our revenues for the foreseeable future. Our international sales are made principally to customers in Europe, Asia, the Pacific Rim, the Middle East, Russia, Africa and Latin America. Our distribution agreements with our international distributors are generally exclusive and typically can be terminated by either party without cause with 90 days notice. International sales may be adversely affected by currency fluctuations, the imposition of governmental controls, restrictions on export technology, political instability, trade restrictions, changes in tariffs and the economic condition in each country in which we sell our products.

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

Operations

The manufacture of our visible light and infrared laser consoles and the related delivery devices is a highly complex and precise process. Completed systems must pass quality control and reliability tests before shipment. Our manufacturing activities consist of specifying, sourcing, assembling and testing of components and certain subassemblies for assembly into our final product. Currently we have a total of 29 employees engaged in manufacturing activities for these products.

The medical devices manufactured by us are subject to extensive regulation by numerous governmental authorities, including federal, state, and foreign governmental agencies. The principal regulator in the United States is the Food and Drug Administration (“FDA”). In April 1998, we received certification for ISO 9001/EN 46001, which is an international quality system standard that documents compliance to the European Medical Device Directive. In February 2004, we were certified to ISO 13485:2003, which replaced ISO 9001/EN46001 as the international standard for quality systems as applied to medical devices. In August 2008, we received FDA 510(k) clearance on our family of IRIDEX IQ laser systems. This clearance covers the IRIDEX IQ 532 and IQ 577  laser systems and their associated delivery devices to deliver laser energy in either CW-Pulse, MicroPulse or LongPulse mode. These laser systems are intended for a wide range of specific applications in the medical specialties of ophthalmology.

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

Our principal competitors in ophthalmology are Alcon Inc. (Novartis AG), Carl Zeiss Meditec AG, Nidek Co. Ltd, Synergetics (Bausch and Lomb), Topcon Corporation, Ellex Medical Lasers, Ltd., Quantel Medical SA, and Lumenis Ltd. Most of these companies currently offer a competitive, semiconductor-based laser system for ophthalmology. Also within ophthalmology, pharmaceutical alternative treatments for AMD and diabetic macular edema (“DME”) such as Lucentis/Avastin (Genentech), Eylea (Regeneron), Macugen (OSI Pharmaceuticals), Ozurdex (Allergan) and ILUVIEN (Alimera Sciences), and to a lesser extent Visudyne (Valeant Pharmaceuticals), compete rigorously with traditional laser procedures.

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

Patents and Proprietary Rights

Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. These are either developed internally or obtained from acquisitions such as RetinaLabs and Ocunetics. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued 28 United States patents and 14 foreign patents on the technologies related to our continuing products and processes, which have expiration dates ranging from 2016 to 2028. We have 12 pending patent applications in the United States and 25 foreign pending patent applications that have been filed. Our patent applications may not be approved.

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

Any products manufactured or distributed by us pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including record keeping requirements and reporting of adverse experiences with the use of the device. Device manufacturers are required to register their establishments and list their devices with the FDA and certain state agencies, and are subject to periodic inspections by the FDA and certain state agencies. The FDA Act requires devices to be manufactured to comply with applicable QSR regulations which impose certain procedural and documentation requirements upon us with respect to design, development, manufacturing and quality assurance activities. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Health Services, to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our subcontractors.

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

Employees

Currently, we have a total of 108 full-time equivalent employees engaged in our ongoing ophthalmology operations, including 55 in operations (including manufacturing, quality, logistics and service), 25 in sales and marketing which does not include the 15 independent sales representatives, 17 in research and development and 11 in finance and administration. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. At January 2, 2016, we employed 25 such persons. Our future success will depend in part on our ability to attract, train, retain and motivate highly qualified employees, who are in great demand. We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization, and we have never experienced a work stoppage or strike. We consider our employee relations to be good.

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

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the fiscal year ended January 2, 2016, our international ophthalmology sales were $17.8 million or 42.6% of total revenues. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. None of our international revenues and costs for the fiscal year ended January 2, 2016 have been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. Our international operations and sales are subject to a number of risks and potential costs, including:

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

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including changes in foreign currency exchange rates, quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. For fiscal year 2016, the trading price of our common stock fluctuated from a low of $6.42 per share to a high of $11.28 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

Competition in the market for devices used for ophthalmic treatment procedures is intense and is expected to increase. Our competitive position depends on a number of factors including product performance, characteristics and functionality, ease of use, scalability, durability and cost. Our principal competitors in ophthalmology are Alcon Inc. (Novartis AG), Carl Zeiss Meditec AG, Nidek Co. Ltd., Synergetics (Bausch and Lomb), Topcon Corporation, Ellex Medical Lasers, Ltd., Quantel Medical SA, and Lumenis Ltd. Most of these companies currently offer a competitive, semiconductor-based laser system for ophthalmology. Also within ophthalmology, pharmaceutical alternative treatments for AMD and DME such as Lucentis/Avastin (Genentech), Eylea (Regeneron), Macugen (OSI Pharmaceuticals), Ozurdex (Allergan) and ILUVIEN (Alimera Sciences), and to a lesser extent Visudyne (Valeant Pharmaceuticals), compete rigorously with traditional laser procedures. A number of these competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do, including greater name recognition, and benefit from long-standing customer relationships. Some medical companies, academic and research institutions, or others, may develop new technologies or therapies that are more effective in treating conditions targeted by us or are less expensive than our current or future products. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

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

Our ability to sell our products and generate revenues depends upon our direct and independent sales forces within the United States and relationships with independent distributors outside the United States. Currently our direct and independent sales forces within the United States consists of approximately 14 employees and 15 independent representatives, respectively. Our international independent distributors are managed by a team of five people. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are entirely dependent on the efforts of these third parties. If any distributor breaches the terms of its distribution agreement with us or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory would be adversely affected.

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

We market our products to numerous health care providers, including physicians, hospitals, ASC’s, government affiliated groups and group purchasing organizations. We have developed and strive to maintain close relationships with members of each of these groups who assist in product research and development and advise us on how to satisfy the full range of surgeon and patient needs. We rely on these groups to recommend our products to their patients and to other members of their organizations. The failure of our existing products and any new products we may introduce to retain the support of these various groups could have a material adverse effect on our business, financial condition and results of operations.

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

We are currently required to demonstrate and maintain compliance with the FDA’s QSR. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. Because our products involve the use of lasers, our products also are covered by a performance standard for lasers set forth in FDA regulations. The laser performance standard imposes specific record-keeping, reporting, product testing and product labeling requirements. These requirements include affixing warning labels to laser products, as well as incorporating certain safety features in the design of laser products. The FDA enforces the QSR and laser performance standards through periodic unannounced inspections. We have been, and anticipate in the future being, subject to such inspections. Our failure to take satisfactory corrective action in response to an adverse QSR inspection or our failure to comply with applicable laser performance standards could result in enforcement actions, including a public warning letter, a shutdown of our manufacturing operations, a recall of our products, civil or criminal penalties, or other sanctions, which would cause our sales and business to suffer.

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

We are subject to various environmental laws and regulations including laws governing the hazardous material content of our devices and products and laws relating to the collection of and recycling of electrical and electronic equipment. Examples of these laws and regulations include the EU Restrictions of Hazardous Substances Directive (the “RoHS Directive”), as well as the implementing legislation of the EU member states. Under EU Directive 2011/65/EU (“RoHS II Directive”) the substance restrictions of the RoHS Directive became applicable to our devices and products beginning on July 22, 2014. Similar laws and regulations have been passed or are pending in several other jurisdictions and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease a 37,166 square feet facility in Mountain View, California pursuant to a lease that is scheduled to expire in February 2019.

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

	High	Low
Fiscal 2015
Fourth Quarter	$10.21	$7.43
Third Quarter	$8.67	$6.42
Second Quarter	$11.09	$7.64
First Quarter	$11.28	$8.46
Fiscal 2014
Fourth Quarter	$8.89	$6.41
Third Quarter	$8.49	$6.80
Second Quarter	$9.62	$7.64
First Quarter	$11.00	$7.77

On March 9, 2016, the closing price on the NASDAQ Global Market for our common stock was $10.55 per share. As of March 9, 2016, there were approximately 43 holders of record (not in street name) of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of our stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to acquisitions of shares of our common stock during the quarter ended January 2, 2016.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
10/04/15 to 11/07/15	2,504	$8.03	2,504	$1,070,444
11/08/15 to 12/05/15	—	—	—	$1,070,444
12/06/15 to 01/02/16	—	—	—	$1,070,444
Total	2,504	$8.03	2,504	$1,070,444

(1)

In February 2013, the Board of Directors approved a one year $3.0 million stock repurchase program that replaced the prior two year $4.0 million stock repurchase program. In February 2014, the Board of Directors approved the extension of the plan for an additional year. In July 2014, the Board of Directors approved an extension of the plan for an additional year and authorized an additional $3.0 million of stock repurchases. In August 2015, the Board of Directors approved a further extension of the plan for another year and authorized an additional $2.0 million of stock repurchases. We have purchased 199,776 shares at an average price of $7.82 per share during the fiscal year ended January 2, 2016. As of January 2, 2016, we have repurchased 837,241 shares for approximately $6.6 million under this current program and we are authorized to purchase up to an additional $1.1 million in common shares under the stock repurchase program. On September 9, 2015, we made a payment to James H. Mackaness, our former Chief Financial Officer and Chief Operating Officer, of approximately $275 thousand in cash in exchange for Mr. Mackaness’ agreement to cancel vested stock options exercisable for an aggregate of 92,656 shares of our common stock. This payment to Mr. Mackaness was made using funds authorized and available under the stock repurchase program discussed above, and resulted in a reduction of the approximate dollar value of shares that may yet be purchased under this program.

(2)	Average price paid per share of common stock repurchased represents the execution price, including commissions paid to brokers.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

IRIDEX Corporation is a leading worldwide provider of therapeutic based laser consoles, delivery devices and consumable instrumentation used to treat sight-threatening eye diseases in ophthalmology. In February 2012, we sold our aesthetics business to Cutera, Inc. The sale of the aesthetics business was a significant step forward in our strategy because it allowed us to focus solely on our ophthalmology business which is our core strength. Our ophthalmology products are sold in the United States predominantly through a direct sales force and internationally through independent distributors.

We manage and evaluate our business in one segment: ophthalmology. We break down this segment by geography: Domestic (U.S.) and International (the rest of the world). In addition, we review trends by laser system sales (consoles and durable delivery devices) and recurring sales (single use consumable laser probes and other associated instrumentation (“consumables”), service and support).

Our ophthalmology revenues arise primarily from the sale of our Cyclo G6, IQ and OcuLight laser systems, consumables, service and support activities. Our current family of IQ products includes IQ 532 and IQ 577 laser photocoagulation systems and our OcuLight products include OcuLight TX, OcuLight Symphony (“Laser Delivery System”), OcuLight SL, OcuLight SLx, OcuLight GL and OcuLight GLx laser photocoagulation systems. In early 2015, we introduced Cyclo G6 Glaucoma Laser System and its family of disposable probes. The Cyclo G6 is an 810nm, infrared laser designed to treat patients diagnosed with a range of glaucoma disease states. Certain of our laser systems are capable of performing traditional continuous wavelength photocoagulation and our patented Fovea-Friendly MicroPulse laser photocoagulation. Towards the end of 2012, we introduced the TxCell Scanning Laser Delivery System which saves significant time in a variety of laser photocoagulation procedures in allowing physicians to deliver the laser in a multi-spot scanning mode, a more efficient method for these procedures than the traditional single spot mode. Our current family of laser probes includes a wide variety of products in 20, 23, 25 and 27 gauge for vitreoretinal surgery and the MP3 and G-Probes for glaucoma surgery.

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

Results of Operations - 2015, 2014 and 2013

Our fiscal year ends on the Saturday closest to December 31. Fiscal 2015 ended on January 2, 2016, fiscal 2014 ended on January 3, 2015, and fiscal 2013 ended on December 28, 2013. Consequently, fiscal years 2015 and 2013 included only 52 weeks of operations while fiscal year 2014 included 53 weeks.

The following table sets forth certain operating data as a percentage of revenue for the periods indicated.

	Percentage of Revenue
	Years Ended
	FY 2015 Jan 02, 2016	FY 2014 Jan 03, 2015	FY 2013 Dec 28, 2013
Total revenues	100.0%	100.0%	100.0%
Cost of revenues	52.2	50.0	51.4
Gross margin	47.8	50.0	48.6
Operating expenses:
Research and development	12.5	10.8	9.6
Sales and marketing	21.3	19.1	20.2
General and administrative	13.3	14.1	13.1
Proceeds from demutualization of insurance carrier	—	—	(1.2)
Total operating expenses	47.1	44.0	41.7
Income from operations	0.7	6.0	6.9
Other income (expense), net	—	(2.9)	(1.0)
Income from operations before benefit from income taxes	0.7	3.1	5.9
(Benefit from) provision for income taxes	(0.4)	(20.3)	0.1
Net income	1.1%	23.4%	5.8%

Comparison of 2015 and 2014

Revenues.

Our total revenues decreased $1.1 million or 2.5% from $42.8 million in 2014 to $41.8 million in 2015. Our fiscal year 2015 revenues were impacted by reduced shipments of laser systems throughout the second and third quarters of 2015 as a result of supply chain issues. During the second quarter of 2015, we experienced production difficulties as we continued to increase production for certain legacy and new product offerings to meet increased sales volumes. These production difficulties manifested themselves as quality issues and we reduced shipments, particularly to international distributors, which had a negative impact on sales in 2015. In addition, our international business continued to be negatively impacted by the changes in foreign currency exchange rates. As a result, we experienced a decrease in our international systems sales, which was partially offset by an increase in our domestic systems sales. Our total recurring revenues increased as a result of an increase in our domestic disposables, mainly fueled by the sales of the Cyclo G6 MP3 probes, partially offset by a decrease in our international disposables, and service and support.

(in millions)	FY 2015	FY 2014	Change in $	Change in %
Systems - domestic	$10.2	$10.0	$0.2	1.8%
Systems - international	11.6	13.5	(1.9)	(14.0%)
Recurring revenues	20.0	19.3	0.7	3.4%
Total revenues	$41.8	$42.8	$(1.0)	(2.5%)

Gross Profit.

Gross profit was $20.0 million in 2015 compared with $21.4 million in 2014, a decrease of $1.4 million or 6.8%. Gross margin, which is defined as gross profit as a percentage of revenues, was 47.8% in 2015 compared with 50.0% in 2014, a decrease of 2.2 percentage points. The decrease in gross margin was attributable to special introductory prices for the Cyclo G6 glaucoma laser system, product mix, and lower manufacturing overhead absorption due to the decrease in revenues resulting from supply chain issues encountered in the second and third quarters of 2015.

Gross margins are expected to continue to fluctuate due to changes in the relative proportions of domestic and international sales, the product mix of sales, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and a variety of other factors.

Research and Development.

R&D expenses increased $0.6 million or 12.6% from $4.6 million in 2014 to $5.2 million in 2015. The increase in spending was attributable primarily to an increase in investments in headcount and associated costs, as well as ongoing investments in new product development. In 2015, we incurred additional expenditures related to solving the production and quality issues we experienced during the second and third quarters of 2015.

Sales and Marketing.

Sales and marketing expenses increased $0.7 million or 9.1%, from $8.2 million in 2014 to $8.9 million in 2015. The increase in spending was attributable primarily to an increase in commissions as a result of an increase in commission rates to incentivize product sales mix, as well as an increase in other general selling and marketing expenses to support growth in revenues.

General and Administrative.

General and administrative expenses decreased $0.5 million or 8.0%, from $6.0 million in 2014 to $5.6 million in 2015. The decrease in spending was attributable primarily to a decrease in non-cash stock-based compensation charges, a decrease in bonus and profit sharing and a decrease in severance costs, offset in part by an increase in legal expenses.

Other Income (Expense).

Other income (expense) consisted primarily of expense recorded for the fair value re-measurement of the contingent earn-out liabilities incurred as a result of our acquisitions, was $5 thousand in 2015 compared to $1.3 million in 2014. The decrease in re-measurement of the contingent earn-out was due to a decrease in expected future revenues to be generated from these acquisitions.

Income Taxes.

We recorded a benefit from income taxes of $0.2 million in 2015 compared to a benefit from income taxes of $8.7 million in 2014. Our effective tax rate for 2015 was negative 62.9% compared to an effective tax rate of negative 653.6% for 2014. Our effective tax rate decreased due mainly to the increase in permanent adjustments and no change in the valuation allowance. At the end of 2015, the valuation allowance totaled $0.8 million.

Comparison of 2014 and 2013

Revenues.

Our total revenues increased $4.5 million or 11.9% from $38.3 million in 2013 to $42.8 million in 2014. Our systems sales, both domestic and international, as well as our recurring revenues, increased. The increase in systems sales was due to an increase in sales of our IQ lasers that feature MicroPulse and increased sales of our TxCell scanning delivery device. The increase in recurring revenues was attributable to the inclusion for the first full year of sales generated by the independent sales force resulting from the Peregrine distribution and supply agreement, as well as an increase in sales of our licensed GreenTip product by our distribution partner, Alcon. OEM revenues ceased when our OEM partner Bausch and Lomb discontinued selling this product.

(in millions)	FY 2014	FY 2013	Change in $	Change in %
Systems - domestic	$10.0	$8.4	$1.6	18.9%
Systems - international	13.5	10.9	2.6	24.1%
Recurring revenues	19.3	18.7	0.6	3.4%
OEM	—	0.3	(0.3)	(100.0%)
Total revenues	$42.8	$38.3	$4.5	11.9%

Gross Profit.

Gross profit was $21.4 million in 2014 compared with $18.6 million in 2013, an increase of $2.8 million or 15.2%. Gross margin was 50.0% compared with 48.6%, an increase of 1.4 percentage points. Direct margins improved 0.7 percentage points even though the strong growth in system sales reduced the proportion of higher margin recurring revenue as a percentage of overall revenues from 49.6% to 45.0%. Increased revenues generated increased overhead efficiencies which contributed 1.0 percentage point of improved margin. Manufacturing variances decreased gross margin by 0.3 percentage points.

Research and Development.

R&D expenses increased $0.9 million or 25.7% from $3.7 million in 2013 to $4.6 million in 2014. The increase in spending was attributable primarily to an increase in investments in headcount and costs of materials associated with the Cyclo G6 laser system and IQ product platform cost reduction programs.

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

Other Income (Expense).

Other income (expense) consisted primarily of expense recorded for the fair value re-measurement of the contingent earn-out liabilities incurred as a result of our acquisitions and amounted to $1.3 million in 2014 and $0.4 million in 2013. The increase in re-measurement of the contingent earn-out was due to increased expected future revenues to be generated from these acquisitions.

Income Taxes.

In 2014 and 2013, we had a deferred tax asset on our consolidated balance sheets, primarily as a result of the tax benefit associated with net operating losses that we carried forward. The deferred tax asset has historically been recorded at net $0 on the consolidated balance sheets because we have also been carrying a valuation allowance for the full amount of the deferred tax asset. Based on our continued strong performance, notably three years of profitability and nine consecutive profitable quarters, management believed that it was more likely than not that we would realize the deferred tax asset. This has resulted in us booking an income tax benefit for $8.8 million, and recognizing a current deferred tax asset of $1.6 million and a long term deferred tax asset of $7.2 million on the consolidated balance sheets for 2014. At the end of 2014, the remaining valuation allowance totaled $0.9 million. In 2014, we recorded a benefit from income taxes in the amount of $8.7 million. This compares to a provision for income tax of $31 thousand for the year ended December 28, 2013.

Liquidity and Capital Resources

Comparison of 2015 and 2014

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of January 2, 2016, we had cash and cash equivalents of $10.0 million, no debt and working capital of $23.3 million compared to cash and cash equivalents of $13.3 million, no debt and working capital of $25.9 million as of January 3, 2015.

During 2015, net cash of $0.6 million was used in operating activities. Changes in operating assets and liabilities consumed $2.3 million, net cash, primarily from purchases of inventory in the amount of $2.0 million and an increase in accounts receivable in the amount of $1.0 million, partially offset by net income of $0.5 million and the add back of non-cash items of $1.3 million. We used $1.3 million net cash in investing activities. $0.9 million on capital expenditures and $0.4 million to pay the contingent earn-out liability arising from our acquisitions. We used $1.4 million net cash in financing activities; which consisted of $1.6 million used to purchase stock under our stock repurchase program, $0.6 million to pay payroll withholding taxes related to net shares settlement of equity awards and $0.3 million to pay for the cancellation of an employee stock option, which was partially offset by $1.0 million generated from exercises of stock options.  See Item 5, “Market for Registrant’s Common Equity and Related Stockholder Matters, and Issuer Purchases of Equity Securities” for additional information.

Management is of the opinion that our current cash and cash equivalents together with our ability to generate cash flows from operations provide sufficient liquidity to operate for the next 12 months.

Comparison of 2014 and 2013

As of January 3, 2015, we had cash and cash equivalents of $13.3 million, no debt and working capital of $25.9 million compared to cash and cash equivalents of $13.4 million, no debt and working capital of $24.6 million as of December 28, 2013.

During 2014, net cash generated by operating activities was $4.0 million which was generated primarily by income from operations of $10.0 million, less the non-cash increase in deferred income taxes of $8.8 million, plus the add back of other non-cash items of $2.8 million. We used $0.6 million on capital expenditures and $0.5 million on paying the contingent earn-out liability arising from our acquisitions. Exercises of stock options generated $1.5 million and we spent $4.7 million to purchase stock under our stock repurchase program.

Contractual Payment Obligations

As of January 2, 2016, our contractual payment obligations that were fixed and determinable to third parties for non-cancelable operating leases, contract manufacturers and other purchase commitments were as follows (in thousands):

	Total	<1 year	1-3 years	3-5 years	More than 5 years
Operating leases payments	$3,210	$989	$2,221	$—	$—
Commitments to contract manufacturers and suppliers	11,671	9,317	2,354	—	—
Total contractual cash obligations	$14,881	$10,306	$4,575	$—	$—

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, net sales and expenses, and the related disclosures. We base our estimates on historical experience, our knowledge of economic and market factors and various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies are affected by significant estimates, assumptions, and judgments used in the preparation of our consolidated financial statements.

Revenue Recognition.

Our revenues arise from the sale of laser consoles, delivery devices, consumables and service and support activities. Revenue from product sales is recognized upon receipt of a purchase order and product shipment provided that no significant obligations remain and collection of the receivables is reasonably assured. Shipments are generally made with Free-On-Board (“FOB”) shipping point terms, whereby title passes upon shipment from our dock. Any shipments with FOB receiving point terms are recorded as revenue when the shipment arrives at the receiving point. Cost is recognized as product sales revenue is recognized. Our sales may include post-sales obligations for training or other deliverables. For revenue arrangements such as these, we recognize revenue in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition, Multiple-Element Arrangements”. We allocate revenue among deliverables in multiple-element arrangements using the relative selling price method. Revenue allocated to each element is recognized when the basic revenue recognition criteria is met for each element. We are required to apply a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of selling price (“VSOE”), (ii) third-party evidence of selling price (“TPE”) and (iii) best estimate of the selling price (“ESP”). In general, we are unable to establish VSOE or TPE for all of the elements in the arrangement; therefore, revenue is allocated to these elements based on our ESP, which we determine after considering multiple factors such as management approved pricing guidelines, geographic differences, market conditions, competitor pricing strategies, internal costs and gross margin objectives. These factors may vary over time depending upon the unique facts and circumstances related to each deliverable. As a result, our ESP for products and services could change. Revenues for post-sales obligations are recognized as the obligations are fulfilled.

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

Inventories.

Inventories are stated at the lower of cost or market and include on-hand inventory physically held at our facility, sales demo inventory and service loaner inventory. Cost is determined on a standard cost basis which approximates actual cost on a first-in, first-out (“FIFO”) method. Lower of cost or market is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolete or impaired inventory and are charged to cost of revenues. Once the cost of the inventory is reduced, a new lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Factors influencing these adjustments include changes in demand, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. Revisions to these adjustments would be required if these factors differ from our estimates.

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

Income Taxes.

We account for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We annually evaluate the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. In 2014, we released valuation allowance against most of our deferred tax assets except that we retained a valuation allowance for certain deferred tax assets associated with our California research and development credit (“CA R&D credit”). In 2015, management does not believe there is any significant change in market demand for our products that would impact our future profitability. We expect to continue to generate California R&D credits greater than their California tax before applying the R&D credit. Therefore, based on our history of profits and expected continued profitability, we will continue to have a valuation allowance only for the CA R&D credit.

Accounting for Uncertainty in Income Taxes.

We account for uncertain tax positions in accordance with ASC 740. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a "more-likely-than-not" threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accrued interest and penalties during the year ended January 2, 2016.

Accounting for Stock-Based Compensation.

We account for stock-based compensation granted to employees and directors, including employees stock option awards, restricted stock and restricted stock units at grant date, based on the fair value of the award. Stock-based compensation is recognized as expense on a ratable basis over the requisite service period of the award.

We value options using the Black-Scholes option pricing model. Restricted stock and time-based restricted stock units are valued at the grant date fair value of the underlying common shares. Performance-based restricted stock units are valued using the Monte Carlo simulation model. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions which determine the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying stock. The Monte Carlo simulation model incorporates assumptions for the holding period, risk-free interest rate, stock price volatility and dividend yield.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. Management is evaluating the provisions of this statement, including which period to adopt, and has not determined what impact the adoption of this standard will have on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”) to simplify the presentation of deferred income taxes. This standard requires that deferred tax assets and liabilities be classified as noncurrent on the consolidated balance sheet. It is effective for interim and annual periods beginning after December 15, 2016, but early adoption is permitted. Management elected to prospectively adopt this standard in the beginning of the fourth quarter of fiscal 2015. Prior periods in our consolidated financial statements were not retrospectively adjusted. The adoption of this guidance had no impact on our consolidated statements of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. None of our international revenues and costs for the fiscal year ended January 2, 2016 have been denominated in foreign currencies and therefore changes in foreign currency rates will not have an impact on our income statement or cash flows. However, increases in the value of the U.S. dollar against any local currencies could cause our products to become relatively more expensive to customers in a particular country or region, leading to reduced revenue or profitability in that country or region. As we continue to expand our international sales, our non-U.S. dollar denominated revenue and our exposure to gains and losses on international currency transactions may increase. We currently do not engage in transactions to hedge against the risk of the currency fluctuation, but we may do so in the future.

Item 8. Financial Statements and Supplementary Data.

Our consolidated balance sheets as of January 2, 2016 and January 3, 2015 and the consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of our fiscal years 2015, 2014 and 2013 together with the related notes and the report of our independent registered public accounting firm, are on the following pages. Additional required financial information is described in Item 15.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of IRIDEX Corporation

We have audited the accompanying consolidated balance sheets of IRIDEX Corporation (the “Company”) as of January 2, 2016 and January 3, 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 2, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IRIDEX Corporation as of January 2, 2016 and January 3, 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc.

San Jose, California

March 31, 2016

IRIDEX Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	FY 2015 January 2, 2016	FY 2014 January 3, 2015
ASSETS
Current assets:
Cash and cash equivalents	$9,995	$13,303
Accounts receivable, net of allowance for doubtful accounts of $140 in 2015 and $223 in 2014	9,282	8,337
Inventories	11,106	9,119
Prepaid expenses and other current assets	386	510
Deferred income taxes - current	—	1,625
Total current assets	30,769	32,894
Property and equipment, net	1,104	735
Other intangible assets, net	268	284
Goodwill	533	533
Deferred income taxes - long term	8,985	7,151
Other long-term assets	164	221
Total assets	$41,823	$41,818
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,223	$1,758
Accrued compensation	1,572	1,863
Accrued expenses	1,722	1,770
Accrued warranty	603	469
Deferred revenue	1,311	1,179
Total current liabilities	7,431	7,039
Long-term liabilities:
Other long-term liabilities	704	1,043
Total liabilities	8,135	8,082
Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding: 10,009,408 shares in 2015 and 9,786,695 shares in 2014	111	108
Additional paid-in capital	37,986	38,511
Accumulated deficit	(4,409)	(4,883)
Total stockholders’ equity	33,688	33,736
Total liabilities and stockholders’ equity	$41,823	$41,818

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	FY 2015 Year Ended January 2, 2016	FY 2014 Year Ended January 3, 2015	FY 2013 Year Ended December 28, 2013
Total revenues	$41,757	$42,814	$38,273
Cost of revenues	21,804	21,409	19,686
Gross profit	19,953	21,405	18,587
Operating expenses:
Research and development	5,214	4,629	3,684
Sales and marketing	8,901	8,155	7,720
General and administrative	5,550	6,034	5,023
Proceeds from demutualization of insurance carrier	—	—	(473)
Total operating expenses	19,665	18,818	15,954
Income from operations	288	2,587	2,633
Other income (expense), net	3	(1,255)	(371)
Income before (benefit from) provision for income taxes	291	1,332	2,262
(Benefit from) provision for income taxes	(183)	(8,706)	31
Net income	$474	$10,038	$2,231
Net income per share:
Basic	$0.05	$1.01	$0.24
Diluted	$0.05	$0.97	$0.22
Weighted average shares used in computing net income per common share:
Basic	9,962	9,892	9,245
Diluted	10,128	10,357	10,104

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	FY 2015 Year Ended January 2, 2016	FY 2014 Year Ended January 3, 2015	FY 2013 Year Ended December 28, 2013
Net income	$474	$10,038	$2,231
Other comprehensive income, net of tax	—	—	—
Comprehensive income	$474	$10,038	$2,231

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
FY 2012: Balances, December 29, 2012	500,000	$5	8,452,971	$94	$38,958	$(17,152)	$21,905
Issuance of common stock under stock option plan			493,622	5	1,490		1,495
Employee stock-based compensation expense					689		689
Release of restricted stock			27,915				—
Stock repurchase			(75,025)		(426)		(426)
Stock repurchased from tender offer					(40)		(40)
Preferred stock conversion to common stock	(500,000)	(5)	1,000,000	5			—
Net income						2,231	2,231
FY 2013: Balances, December 28, 2013	—	—	9,899,483	104	40,671	(14,921)	25,854
Issuance of common stock under stock option plan			399,390	4	1,497		1,501
Employee stock-based compensation expense					972		972
Excess tax benefits from stock-based awards					36		36
Release of restricted stock			50,262				—
Stock repurchase			(562,440)		(4,665)		(4,665)
Net income						10,038	10,038
FY 2014: Balances, January 3, 2015	—	—	9,786,695	108	38,511	(4,883)	33,736
Issuance of common stock under stock option plan			277,733	3	1,024		1,027
Employee stock-based compensation expense					895		895
Release of restricted stock			144,756		(606)		(606)
Repurchase of employee share awards					(275)		(275)
Stock repurchase			(199,776)		(1,563)		(1,563)
Net income						474	474
FY 2015: Balances, January 2, 2016	—	$—	10,009,408	$111	$37,986	$(4,409)	$33,688

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	FY 2015 Year Ended January 2, 2016	FY 2014 Year Ended January 3, 2015	FY 2013 Year Ended December 28, 2013
Operating activities:
Net income	$474	$10,038	$2,231
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	522	420	490
Change in fair value of earn-out liability	5	1,258	355
Stock-based compensation cost recognized	895	972	689
Deferred income taxes	(209)	(8,776)	—
Excess tax benefits from stock-based awards	—	(36)	—
Provision for doubtful accounts	62	86	61
Changes in operating assets and liabilities:
Accounts receivable	(1,007)	(1,078)	(1,926)
Inventories	(1,987)	1,486	(2,514)
Prepaid expenses and other current assets	124	66	553
Other long-term assets	57	82	(16)
Accounts payable	465	(520)	173
Accrued compensation	(291)	(28)	328
Accrued expenses	(36)	17	171
Accrued warranty	134	1	15
Deferred revenue	132	46	129
Other long-term liabilities	67	(20)	28
Net cash (used in) provided by operating activities	(593)	4,014	767
Investing activities:
Acquisition of property and equipment	(875)	(568)	(380)
Payment on earn-out liability	(423)	(459)	(383)
Net cash used in investing activities	(1,298)	(1,027)	(763)
Cash flows from financing activities:
Proceeds from stock option exercises	1,027	1,501	1,495
Excess tax benefits from stock-based awards	—	36	—
Taxes paid related to net share settlements of equity awards	(606)	—	—
Repurchase of employee share awards	(275)	—	—
Repurchase of common stock	(1,563)	(4,665)	(426)
Payment of legal costs in connection with tender offer	—	—	(40)
Net cash (used in) provided by financing activities	(1,417)	(3,128)	1,029
Net cash provided by investing activities from discontinued operations	—	—	510
Net cash provided by discontinued operations	—	—	510
Net (decrease) increase in cash and cash equivalents	(3,308)	(141)	1,543
Cash and cash equivalents, beginning of year	13,303	13,444	11,901
Cash and cash equivalents, end of year	$9,995	$13,303	$13,444
Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Income taxes	$27	$35	$(536)
Supplemental disclosure of non-cash activities:
Conversion of preferred stock to common stock	$—	$—	$5

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

Notes to Consolidated Financial Statements

1. Organization

Description of Business.

IRIDEX Corporation (“IRIDEX”, the “Company”, “we”, “us”, or “our”) is a leading worldwide provider of therapeutic based laser systems, delivery devices and consumable instrumentation used to treat sight-threatening eye diseases in ophthalmology. Our ophthalmology products are sold in the United States predominantly through a direct sales force, and an independent sales force, and internationally through independent distributors.

2. Summary of Significant Accounting Policies

Financial Statement Presentation.

The consolidated financial statements include the accounts of IRIDEX and our wholly owned non-operating subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Our fiscal year always ends on the Saturday closest to December 31. Fiscal 2015 ended on January 2, 2016 (“FY 2015”), fiscal 2014 ended on January 3, 2015 (“FY 2014”), and fiscal 2013 ended on December 28, 2013 (“FY 2013”). Consequently, fiscal years 2015 and 2013 included only 52 weeks of operations while fiscal year 2014 included 53 weeks.

Use of Estimates.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. In addition, any change in these estimates or their related assumptions could have an adverse effect on our operating results.

Discontinued Operations.

Discontinued operations are accounted for and presented in accordance with ASC 360, “Impairment or Disposal of Long-Lived Assets”, (“ASC 360”). When a qualifying component of the Company is disposed of or has been classified as held for sale, the operating results of that component are removed from continuing operations for all periods presented and displayed as discontinued operations if: (a) elimination of the component’s operations and cash flows from the Company’s ongoing operations has occurred (or will occur) and (b) significant continuing involvement by the Company in the component’s operations does not exist after the disposal transaction.

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

Current assets of discontinued operations as of December 29, 2012 comprised of restricted cash in the amount of $510 thousand. In accordance with the terms of the sale of the aesthetics segment to Cutera, Inc., 10% of the total purchase price was deposited and held in an escrow account for a period of twelve months from the date of closing and was available to resolve certain claims by Cutera, Inc., if any, against which we had indemnified Cutera, Inc. There had been no claims made by Cutera, Inc. and in May 2013, the cash held in the escrow account was released to us.

Cash and Cash Equivalents.

We consider all highly liquid debt instruments with insignificant interest rate risk and an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist primarily of cash deposits in money market funds that are available for withdrawal without restriction.

Sales Returns Allowance and Allowance for Doubtful Accounts.

We estimate future product returns related to current period product revenue. We analyze historical returns, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowance. Significant management judgment and estimates must be made and used in connection with establishing the sales returns allowance in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. Our provision for sales returns is recorded net of the associated costs. The balance for the provision of sales returns was $60 thousand and $47 thousand as of January 2, 2016 and January 3, 2015, respectively, and is recorded within the deferred revenue accounts in the consolidated balance sheets.

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

Inventories.

Inventories are stated at the lower of cost or market and include on-hand inventory physically held at our facility, sales demo inventory and service loaner inventory. Cost is determined on a standard cost basis which approximates actual cost on a first-in, first-out (“FIFO”) method. Lower of cost or market is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory and are charged to cost of revenues. Once the cost of the inventory is reduced, a new lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Factors influencing these adjustments include changes in demand, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. Revisions to these adjustments would be required if these factors differ from our estimates.

As part of our normal business, we generally utilize various finished goods inventory as either sales demos to facilitate the sale of our products to prospective customers, or as loaners that we allow our existing customers to use while we repair their products. We are amortizing these demos and loaners over an estimated useful life of four years. The amortization of the demos is charged to sales expense while the amortization on the loaners is charged to cost of revenues. The gross value of demos and loaners was $1.6 million and $1.4 million and the accumulated amortization was $575 thousand and $524 thousand as of January 2, 2016 and January 3, 2015, respectively. The net book value of demos and loaners is charged to cost of revenues when such demos or loaners are sold.

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

Valuation of Goodwill and Intangible Assets.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We review goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. If, after assessing the totality of circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the two-step impairment test. It does not require an entity to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value. However, an entity also has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. We have determined that it has a single reporting unit for purposes of performing our goodwill impairment test. As we use the market approach to assess impairment, our common stock price is an important component of the fair value calculation. If our stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. We performed our annual impairment test during the second quarter of 2015 and determined that our goodwill was not impaired. As of January 2, 2016, we had not identified any factors that indicated there was an impairment of our goodwill and determined that no additional impairment analysis was then required.

Intangible assets with definite lives are amortized over the useful life of the asset. We review our amortizing intangible assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future non-discounted net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. In such circumstances, we conduct an impairment analysis in accordance with ASC 350, “Intangibles – Goodwill and Other” (“ASC 350”).

Revenue Recognition.

Our revenues arise from the sale of laser consoles, delivery devices, consumables and service and support activities. Revenue from product sales is recognized upon receipt of a purchase order and product shipment provided that no significant obligations remain and collection of the receivables is reasonably assured. Shipments are generally made with Free-On-Board (“FOB”) shipping point terms, whereby title passes upon shipment from our dock. Any shipments with FOB receiving point terms are recorded as revenue when the shipment arrives at the receiving point. Cost is recognized as product sales revenue is recognized. Our sales may include post-sales obligations for training or other deliverables. For revenue arrangements such as these, we recognize revenue in accordance with ASC 605, “Revenue Recognition, Multiple-Element Arrangements”. We allocate revenue among deliverables in multiple-element arrangements using the relative selling price method. Revenue allocated to each element is recognized when the basic revenue recognition criteria is met for each element. We are required to apply a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of selling price (“VSOE”), (ii) third-party evidence of selling price (“TPE”) and (iii) best estimate of the selling price (“ESP”). In general, we are unable to establish VSOE or TPE for all of the elements in the arrangement; therefore, revenue is allocated to these elements based on our ESP, which we determine after considering multiple factors such as management approved pricing guidelines, geographic differences, market conditions, competitor pricing strategies, internal costs and gross margin objectives. These factors may vary over time depending upon the unique facts and circumstances related to each deliverable. As a result, our ESP for products and services could change. Revenues for post-sales obligations are recognized as the obligations are fulfilled.

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

Deferred Revenue.

Revenue related to service contracts is deferred and recognized on a straight line basis over the period of the applicable service period. Costs associated with these service arrangements are recognized as incurred. A reconciliation of the changes in our deferred revenue balances for the years ended January 2, 2016 and January 3, 2015 are as follows (in thousands):

FY 2013: Balance as of December 28, 2013	$1,133
Additions to deferral	1,514
Revenue recognized	(1,468)
FY 2014: Balance as of January 3, 2015	1,179
Additions to deferral	1,495
Revenue recognized	(1,363)
FY 2015: Balance as of January 2, 2016	$1,311

Warranty.

We provide reserves for the estimated cost of product warranties at the time revenue is recognized based on historical experience of known product failure rates and expected material and labor costs to provide warranty services. We generally provide a two-year warranty on our products. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Alternatively, if estimates are determined to be greater than the actual amounts necessary, we may reverse a portion of such provisions in future periods. Warranty costs are reflected in the consolidated statements of operations as costs of revenues. A reconciliation of the changes in our warranty liability for the years ended January 2, 2016 and January 3, 2015 are as follows (in thousands):

FY 2013: Balance as of December 28, 2013	$468
Accruals for product warranties	313
Cost of warranty claims	(312)
FY 2014: Balance as of January 3, 2015	469
Accruals for product warranties	401
Cost of warranty claims	(267)
FY 2015: Balance as of January 2, 2016	$603

Shipping and Handling Costs.

Our shipping and handling costs billed to customers are included in revenues and the associated expense is recorded in cost of revenues for all periods presented. Shipping and handling costs amounted to $0.3 million for each of the fiscal years 2015, 2014 and 2013.

Research and Development.

Research and development expenditures are charged to operations as incurred.

Advertising.

Advertising and promotion costs are expensed as they are incurred; such costs were approximately $0.1 million in 2015, $0.2 million in 2014, and $0.1 million in 2013 and are included in sales and marketing expenses in the accompanying consolidated statements of operations.

Income Taxes.

We account for income taxes in accordance with ASC 740, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We annually evaluate the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. In 2014, we released valuation allowance against most of our deferred tax assets except that we retained a valuation allowance for certain deferred tax assets associated with our California R&D credit. We do not believe there is any significant change in market demand for our products in 2015 that would impact our future profitability. We expect to continue to generate CA R&D credits greater than their California tax before applying the CA R&D credit. Therefore, based on our history of profits and expected continued profitability, we will continue to have a valuation allowance only for the CA R&D credit.

Accounting for Uncertainty in Income Taxes.

We account for uncertain tax positions in accordance with ASC 740.  ASC 740 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a "more-likely-than-not" threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accrued interest and penalties during the year ended January 2, 2016.

Accounting for Stock-Based Compensation.

We account for stock-based compensation granted to employees and directors, including employees stock option awards, restricted stock and restricted stock units at grant date, based on the fair value of the award. Stock-based compensation is recognized as expense on a ratable basis over the requisite service period of the award.

We value options using the Black-Scholes option pricing model. Restricted stock and time-based restricted stock units are valued at the grant date fair value of the underlying common shares. Performance-based restricted stock units are valued using the Monte Carlo simulation model. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions which determine the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying stock. The Monte Carlo simulation model incorporates assumptions for the holding period, risk-free interest rate, stock price volatility and dividend yield.

Concentration of Credit Risk and Other Risks and Uncertainties.

Our cash and cash equivalents are deposited in demand and money market accounts. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and therefore, bear minimal risk.

We market our products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of our customers and maintains an allowance for potential credit losses. Historically, we have not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the years ended January 2, 2016, January 3, 2015, and December 28, 2013, no single customer accounted for greater than 10% of total revenues. As of January 2, 2016, no customer accounted for more than 10% of accounts receivable balance. One customer accounted for approximately 13% of our accounts receivable balance as of January 3, 2015.

Our products require approvals from the Food and Drug Administration and international regulatory agencies prior to commercialized sales. Our future products may not receive required approvals. If we were denied such approvals, or if such approvals were delayed, it would have a materially adverse impact on our business, results of operations and financial condition.

Reliance on Certain Suppliers.

Certain components and services used to manufacture and develop our products are presently available from only one or a limited number of suppliers or vendors. The loss of any of these suppliers or vendors would potentially require a significant level of hardware and/or software development efforts to incorporate the products or services into our products.

Net Income per Share.

Basic net income per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents consist of incremental common shares issuable upon the exercise of stock options, release (vesting) of restricted stock units and awards, and the conversion of Series A Preferred Stock into common stock and are calculated under the treasury stock method. Common stock equivalent shares from unexercised stock options, unvested restricted stock units and awards and the conversion of Series A Preferred Stock are excluded from the computation for periods in which we incur a net loss or if the exercise price of such options is greater than the average market price of our common stock for the period as their effect would be anti-dilutive. See Note 14 - Computation of Basic and Diluted Net Income Per Common Share.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. Management is evaluating the provisions of this statement, including which period to adopt, and has not determined what impact the adoption of this standard will have on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”) to simplify the presentation of deferred income taxes. This standard requires that deferred tax assets and liabilities be classified as noncurrent on the consolidated balance sheet. It is effective for interim and annual periods beginning after December 15, 2016, but early adoption is permitted. Management elected to prospectively adopt this standard in the beginning of the fourth quarter of fiscal 2015. Prior periods in our consolidated financial statements were not retrospectively adjusted. The adoption of this guidance had no impact on our consolidated statements of operations.

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

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in our assessment of fair value.

The carrying amounts of our financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of January 2, 2016 and January 3, 2015, approximate fair value because of the short maturity of these instruments.

As of January 2, 2016 and January 3, 2015, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

	As of January 2, 2016				As of January 3, 2015
	Fair Value Measurements				Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$9,212			$9,212	$11,846			$11,846
Liabilities:
Earn-out liability			$1,005	$1,005			$1,423	$1,423

Our Level 1 financial assets are money market funds whose fair values are based on quoted market prices. We do not have any Level 2 financial assets or liabilities. The fair value of the earn-out liability arising from the acquisitions of RetinaLabs and Ocunetics is classified within Level 3 of the fair value hierarchy since it is based on significant unobservable inputs. The significant unobservable inputs include projected royalties and discount rates to present value the payments. A significant increase (decrease) in the projected royalty payments in isolation could result in a significantly higher (lower) fair value measurement and a significant increase (decrease) in the discount rate in isolation could result in a significantly lower (higher) fair value measurement. The fair value of the earn-out liability is calculated on a quarterly basis based on a collaborative effort of our operations, finance and accounting groups based on additional information as it becomes available. Any change in the fair value adjustment is recorded in the consolidated statement of operations of that period. The decrease in re-measurement of the contingent earn-out was due to a decrease in expected future revenues to be generated from these acquisitions. Both of these deals were structured with an earn-out component. The earn-out liability is included in accrued expenses and other long-term liabilities in the consolidated balance sheets. Any change in the fair value adjustment is recorded in the consolidated statements of operations.

Charges related to fair value adjustments were $5 thousand, $1,258 thousand and $355 thousand for the fiscal years 2015, 2014 and 2013, respectively

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of January 2, 2016 and January 3, 2015.

As of January 2, 2016	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Weighted Average (range)
Earn-out liability	$1,005	Discounted cash	Projected royalties	$2,949
		flow	(in thousands)	($134 – $3,153)
			Discount rate	11.36% (10.23% - 27.00%)

As of January 3, 2015	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Weighted Average (range)
Earn-out liability	$1,423	Discounted cash	Projected royalties	$3,048
		flow	(in thousands)	($669 – $3,613)
			Discount rate	13.54% (10.34% - 27.00%)

The following table provides a reconciliation of the beginning and ending balances of the contingent consideration – cash (Level 3 liabilities) (in thousands):

Balance as of December 28, 2013	$624
Payments against earn-out	(459)
Change in fair value of earn-out liability	1,258
Balance as of January 3, 2015	1,423
Payments against earn-out	(423)
Change in fair value of earn-out liability	5
Balance as of January 2, 2016	$1,005

4. Inventories

The components of our inventories are as follows (in thousands):

	FY 2015 January 2, 2016	FY 2014 January 3, 2015
Raw materials	$4,578	$3,966
Work in process	1,791	1,609
Finished goods	4,737	3,544
Total inventories	$11,106	$9,119

5. Property and Equipment

The components of our property and equipment are as follows (in thousands):

	FY 2015 January 2, 2016	FY 2014 January 3, 2015
Equipment	$8,498	$7,623
Leasehold improvements	2,309	2,309
Less: accumulated depreciation and amortization	(9,703)	(9,197)
Property and equipment, net	$1,104	$735

Depreciation expense related to property and equipment was $506 thousand, $376 thousand and $264 thousand for the fiscal years 2015, 2014 and 2013, respectively.

6. Goodwill

The carrying value of goodwill was $0.5 million as of January 2, 2016 and January 3, 2015.

Goodwill is tested for impairment at least annually or whenever there is a change in circumstances that indicates the carrying value of these assets may be impaired. The determination of whether any potential impairment of goodwill exists is based upon a two-step impairment test performed in accordance with ASC 350. There was no impairment of goodwill recognized during fiscal years 2015, 2014 or 2013.

7. Intangible Assets

The components of our purchased intangible assets as of January 2, 2016 are as follows (in thousands):

	Useful Lives	FY 2015 Annual Amortization	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Lives Remaining
Customer relations	15 Years	$16	$240	$92	$148	9.25 Years
Patents	Varies	-	720	600	120	Varies
		$16	$960	$692	$268

The components of our purchased intangible assets as of January 3, 2015 are as follows (in thousands):

	Useful Lives	FY 2014 Annual Amortization	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Lives Remaining
Customer relations	15 Years	$16	$240	$76	$164	10.25 Years
Patents	Varies	28	720	600	120	Varies
		$44	$960	$676	$284

Aggregate amortization expense for the fiscal years 2015, 2014 and 2013 were $16 thousand, $44 thousand and $226 thousand, respectively. The amortization of customer relations was charged to sales and marketing expense and the amortization of patents was charged to cost of revenues.

Estimated future amortization expense for purchased intangible assets is as follows (in thousands):

Fiscal Year:
2016	$16
2017	78
2018	74
2019	16
2020	16
Thereafter	68
Total	$268

8. Accrued Expenses

The components of our accrued expenses are as follows (in thousands):

	FY 2015 January 2, 2016	FY 2014 January 3, 2015
Customer deposits	$336	$500
Earn-out – short term	370	382
Distributor commission	234	300
Sales and use tax payable	105	107
Royalties payable	52	36
Other accrued expenses	625	445
Total accrued expenses	$1,722	$1,770

9. Commitments and Contingencies

Lease Agreements.

We lease our operating facilities in Mountain View, California, under a non-cancelable operating lease that was initially scheduled to expire in February 28, 2017. In February 2016, we executed an agreement to extend the term of the lease through February 28, 2019. See Note 15 – Subsequent Events. There are no remaining options to extend or renew the terms of this lease. Rent expense for fiscal years 2015, 2014 and 2013 were $0.8 million, $0.6 million and $0.6 million, respectively.

Future minimum lease payments under current operating leases as of January 2, 2016 are summarized as follows (in thousands):

Fiscal Year	Operating Lease Payments
2016	$989
2017	1,033
2018	1,019
2019	169
Total future minimum lease payments	$3,210

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

Under the agreement, we have a minimum commitment to purchase annually $750 thousand of certain components and ophthalmic instrumentation.

Future minimum payments for manufacture and supply commitments as of January 2, 2016 are summarized as follows (in thousands):

Fiscal Year	Contract Manufacturing and Supply Commitments
2016	$10,306
2017	4,575
Total contract manufacturing and supply commitments	$14,881

License Agreements.

We are obligated to pay royalties equivalent to 5% of sales on certain products under certain license agreements with termination dates as early as the end of 2018 and as late as the end of 2021. Royalty expense, charged to cost of revenues, was approximately $0.1 million, $0.2 million, and $0.1 million for the fiscal years 2015, 2014 and 2013, respectively.

Indemnification Arrangements.

We enter into standard indemnification arrangements in our ordinary course of business. Pursuant to these arrangements, we indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third-party with respect to our products. The term of these indemnification agreements is generally perpetual anytime after the execution of the agreement. The maximum potential amount of future payments we could be required to make under these agreements is not determinable. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal.

We have entered into indemnification agreements with our directors and officers that may require us to indemnify our directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature; to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and to make good faith determination whether or not it is practicable for us to obtain directors and officers insurance. We currently have directors and officers liability insurance.

In general, management believes that claims which are pending or known to be threatened, will not have a material adverse effect on our financial position or results of operations and are adequately covered by our liability insurance. However, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one of more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

10. Stockholders’ Equity

Convertible Preferred Stock

We are authorized to issue up to 2,000,000 shares of undesignated preferred stock from time to time in one or more series. During August 2007, we filed a Certificate of Designation authorizing us to issue up to 500,000 of the 2,000,000 shares of authorized undesignated preferred stock as shares of Series A Preferred Stock, par value $0.01 per share and we issued 500,000 shares of Series A Preferred Stock, convertible into 1 million shares of common stock, and warrants to purchase an aggregate of 600,000 shares of common stock at an exercise price of $0.01 per share. The warrants were to expire December 31, 2007 but were exercised prior to that date. The purchase price for a unit of 1 share of Series A Preferred Stock and a warrant to purchase 1.2 shares of common stock was $10.00, resulting in net proceeds of approximately $4.9 million. Of the total $4.9 million proceeds received, approximately $2.3 million was allocated to the common stock warrants based on their estimated fair value at the time of issuance. On June 11, 2013, all outstanding shares of our Series A Preferred Stock automatically converted into 1,000,000 shares of common stock.

1998 Stock Plan.

The 1998 Stock Plan (the “1998 Plan”), as amended, provides for the granting to employees (including officers and non-employee directors) of incentive stock options and for the granting to employees (including officers and non-employee directors) and consultants of nonstatutory stock options, stock purchase rights (“SPRs”), restricted stock, restricted stock units (“RSUs”), performance shares, performance units and stock appreciation rights. The exercise price of incentive stock options and stock appreciation rights granted under the 1998 Plan must be at least equal to the fair market value of the shares at the time of grant. With respect to any recipient who owns stock possessing more than 10% of the voting power of our outstanding capital stock, the exercise price of any option or SPR granted must be at least equal to 110% of the fair market value at the time of grant. Options granted under the 1998 Plan are exercisable at such times and under such conditions as determined by the administrator; generally over a four year period. The maximum term of incentive stock options granted to any recipient must not exceed ten years; provided, however, that the maximum term of an incentive stock option granted to any recipient possessing more than 10% of the voting power of our outstanding capital stock must not exceed five years. In the case of SPRs, unless the administrator determines otherwise, we have a repurchase option exercisable upon the voluntary or involuntary termination of the purchaser’s employment with us for any reason (including death or disability). Such repurchase option lapses at a rate determined by the administrator. The purchase price for shares repurchased is the original price paid by the purchaser. As of January 2, 2016 and January 3, 2015, no shares were subject to repurchase. The form of consideration for exercising an option or stock purchase right, including the method of payment, is determined by the administrator. The 1998 Plan expired in February 2008.

2008 Equity Incentive Plan.

On June 11, 2008, the shareholders approved the adoption of the 2008 Equity Incentive Plan, (the “Incentive Plan”). There are no material changes in the Incentive Plan from the 1998 Plan. In 2014, the stockholders approved an amendment to the Incentive Plan for purposes of complying with Section 162(m) of the Internal Revenue Code of 1986, as amended, to increase the share reserve under the Incentive Plan, and to make certain other amendments to the terms of the Incentive Plan. The maximum aggregate number of shares that may be awarded and sold under the Incentive Plan is 300,000 shares plus any shares subject to stock options or similar awards granted under the 1998 Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 1998 Plan that are forfeited to us on or after February 23, 2008, which was the date the 1998 Plan expired.

The following table summarizes information regarding activity in our stock option plans during the fiscal years ended 2015, 2014 and 2013 (in thousands except share and per share data):

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balances as of December 29, 2012	741,978	1,570,543	$3.63
Additional shares reserved	52,128	—	—
Options granted	(149,600)	149,600	5.69
Restricted stock granted	(234,012)	—	—
Options exercised	—	(493,622)	3.03
Options cancelled	123,679	(123,679)	5.64
Options expired	(57,628)	—	—
Balances as of December 28, 2013	476,545	1,102,842	3.97
Additional shares reserved	503,306	—	—
Options granted	(158,300)	158,300	8.61
Restricted stock granted	(62,225)	—	—
Options exercised	—	(399,390)	3.76
Options cancelled	27,957	(27,957)	6.13
Awards cancelled	79,890	—	—
Options expired	(13,056)	—	—
Balances as of January 3, 2015	854,117	833,795	4.88
Additional shares reserved	1,000	—	—
Options granted	(170,300)	170,300	9.38
Restricted stock granted	(227,905)	—	—
Options exercised	—	(277,733)	3.70
Options cancelled	174,870	(174,870)	4.71
Awards cancelled	146,000	—	—
Options expired	(7,000)	—	—
Balances as of January 2, 2016	770,782	551,492	$6.92

There were 1,322,274 shares reserved for future issuance under the stock option plans as of January 2, 2016.

The following table summarizes information with respect to stock options outstanding and exercisable as of January 2, 2016:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$2.27 - $3.86	84,585	2.67	$3.45	63,856	$3.32
$3.89 - $4.31	70,533	2.18	$4.11	63,133	$4.13
$4.74 - $5.92	78,265	4.53	$5.47	40,774	$5.42
$6.00 - $8.16	104,637	6.25	$7.50	14,896	$6.68
$8.29 - $8.58	73,925	5.15	$8.46	32,751	$8.46
$8.60 - $9.34	51,813	5.32	$9.01	21,584	$9.04
$10.14 - $10.14	17,400	6.32	$10.14	—	$—
$10.19 - $10.19	3,000	4.92	$10.19	1,563	$10.19
$10.45 - $10.45	800	6.16	$10.45	100	$10.45
$10.73 - $10.73	66,534	6.07	$10.73	14,552	$10.73
$2.27 - $10.73	551,492	4.68	$6.92	253,209	$5.68

The determination of the fair value of options granted is computed using the Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Option Plan
	FY 2015	FY 2014	FY 2013
Average risk free interest rate	1.38%	1.49%	1.12%
Expected life (in years)	4.55 years	4.50 years	4.50 years
Dividend yield	—	—	—
Average volatility	49.3%	56.2%	71.5%

The weighted average grant date fair value of options granted as calculated using Black-Scholes option pricing was $3.95, $4.02, and $3.16 per share for the fiscal years 2015, 2014 and 2013, respectively.

Option pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility is based on analysis of our stock price history over a period commensurate with the expected term of the options, trading volume of our stock, look-back volatilities and Company specific events that affected volatility in a prior period. The expected term of employee stock options represents the weighted average period the stock options are expected to remain outstanding and is based on the history of exercises and cancellations on all past option grants made, the contractual term, the vesting period and the expected remaining term of the outstanding options. The risk-free interest rate is based on the U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. No dividend yield is included as we have not issued any dividends and does not anticipate issuing any dividends in the future.

The following table shows stock-based compensation expense by functional line item in the consolidated statements of operations for 2015, 2014 and 2013 (in thousands):

	FY 2015 Year Ended	FY 2014 Year Ended	FY 2013 Year Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Cost of revenues	$223	$149	$108
Research and development	176	105	71
Sales and marketing	185	118	113
General and administrative	311	600	397
Total stock-based compensation expense	$895	$972	$689

Stock-based compensation expense capitalized to inventory was immaterial for 2015, 2014, and 2013.

Information regarding stock options outstanding, exercisable and expected to vest as of January 2, 2016 is summarized below:

	Number of	Weighted Average	Weighted Average Remaining Contractual	Aggregate Intrinsic Value
	Shares	Exercise Price	Life (years)	(thousands)
Options outstanding	551,492	$6.92	4.68	$1,422
Options vested and expected to vest	511,414	$6.82	4.58	$1,366
Options exercisable	253,209	$5.68	3.56	$937

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 2, 2016. This amount is subject to change due to changes to the fair market value of our common stock. The total intrinsic value of options exercised for fiscal years 2015, 2014 and 2013 was approximately $1.5 million, $1.9 million, and $1.5 million, respectively.

As of January 2, 2016, there was $1.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements under both of the plans. The cost is expected to be recognized over a weighted average period of 2.62 years.

Cash flows resulting from excess tax benefits are classified as a part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions for exercised stock options and vested restricted stock units and awards in excess of the deferred tax asset attributable to stock-based compensation expense for such stock-based awards.  Excess tax benefits are considered realized when the tax deductions reduce taxes that otherwise would be payable.  Excess tax benefits classified as a financing cash inflow for fiscal 2015, 2014 and 2013 were $0, $36 thousand and $0, respectively.

Restricted Stock Awards/Restricted Stock Units

Effective for the 2011 fiscal year and thereafter, each non-employee member of the Board received an annual equity award of either restricted stock or RSU, at the election of such Board member, in each case equal to $20 thousand worth of our common stock (determined at the fair market value of the shares at the time such award is granted) under our Incentive Plan. Each equity award or RSU vests in full on the one-year anniversary of the date of grant provided that the non-employee member continues to serve on the Board through such date.

Summary of Restricted Stock Units and Awards

We recognize the estimated compensation expense of restricted stock units and awards, net of estimated forfeitures, over the vesting term. The estimated compensation expense is based on the fair value of our common stock on the date of grant.

Information regarding the restricted stock units outstanding, vested and expected to vest as of January 2, 2016 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Restricted stock units outstanding	147,589	2.69	$1,371
Restricted stock units vested and expected to vest	109,852	2.57	$1,021

The intrinsic value of the restricted stock units is calculated based on the closing price of IRIDEX shares as quoted on the NASDAQ Global Market on the last trading day of the year, December 31, 2015, of $9.29.

On January 9, 2015, the Company granted restricted stock unit awards for 56,000 shares of our common stock (the “Retention Award”) under the terms of the Company’s 2008 Equity Incentive Plan, as amended, to six executives of the Company. The Retention Award will vest over 4 years, with 20% of the Retention Award vesting on grant date and the remaining 80% vesting annually. The fair value at grant date of the restricted stock units was $485 thousand. Compensation expense is recognized ratably over the vesting period.

On January 9, 2015, the Company also granted restricted stock unit awards for up to 110,000 shares of our common stock (the “Performance Award”) under the terms of the Company’s 2008 Equity Incentive Plan, as amended, to these same six executives of the Company. The number of shares issuable pursuant to the Market Performance Award will be based upon the average closing price of our common stock during the 60 day period following the date the service condition is met. The Performance Award is expected to vest on January 9, 2019, given that no other vesting triggers occur prior to that date. To the extent that the market condition is not met, the Market Performance Award will not vest and will be cancelled. Utilizing the Monte Carlo simulation technique, which incorporated assumptions for the expected holding period, risk-free interest rate, stock price volatility and dividend yield, the fair value at grant date of these restricted stock units was $486 thousand. Compensation expense is recognized ratably until such time as the market condition is satisfied.

On January 9, 2015, the Company granted a restricted stock unit award for up to 50,000 shares of our common stock (the “Market Performance Award”) under the terms of our Incentive Plan to our President and Chief Executive Officer. The number of shares issuable pursuant to the Market Performance Award will be based upon the average closing price of our common stock during the 60 day period following the date the service condition is met. The Market Performance Award is expected to vest on January 9, 2019, given that no other vesting triggers occur prior to that date. To the extent that the market condition is not met, the Market Performance Award will not vest and will be cancelled. Utilizing the Monte Carlo simulation technique, which incorporated assumptions for the expected holding period, risk-free interest rate, stock price volatility and dividend yield, the fair value at grant date of these restricted stock units was $234 thousand. Compensation expense is recognized ratably until such time as the market condition is satisfied.

The majority of the restricted stock units that were released in fiscal year 2015 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the restricted stock units on their release date as determined by our closing stock price. These net-share settlements had the effect of share repurchases as they reduced and retired the number of shares that would have otherwise been issued as a result of the release and did not represent an expense to us. For the fiscal year ended January 2, 2016, 209,193 shares of restricted stock units were released with an intrinsic value of approximately $2.5 million. We withheld 66,882 shares to satisfy approximately $606 thousand of employees’ minimum tax obligation on the released restricted stock units.

Information regarding the RSU activity during the years ended January 2, 2016, January 3, 2015 and December 28, 2013 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 29, 2012	55,999	$3.85
Restricted stock units granted	230,509	$4.51
Restricted stock units released	(17,249)	$3.77
Outstanding as of December 28, 2013	269,259	$4.42
Restricted stock units granted	59,780	$9.76
Restricted stock units released	(46,759)	$9.29
Restricted stock units forfeited	(4,890)	$8.18
Outstanding as of January 3, 2015	277,390	$4.68
Restricted stock units granted	225,392	$8.66
Restricted stock units released	(209,193)	$8.73
Restricted stock units forfeited	(146,000)	$8.67
Outstanding as of January 2, 2016	147,589	$1.05

Information regarding the restricted stock awards activity during the year ended January 2, 2016, January 3, 2015 and December 28, 2013 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 29, 2012	10,666	$3.75
Restricted stock awards granted	3,503	$5.71
Restricted stock awards released	(10,666)	$3.75
Outstanding as of December 28, 2013	3,503	$5.71
Restricted stock awards granted	2,445	$8.18
Restricted stock awards released	(3,503)	$5.71
Outstanding as of January 3, 2015	2,445	$8.18
Restricted stock awards granted	2,513	$7.96
Restricted stock awards released	(2,445)	$7.96
Outstanding as of January 2, 2016	2,513	$7.96

 Stock Repurchase Program.

In February 2013, the Board of Directors approved a one year $3.0 million stock repurchase program that replaced the prior two year $4.0 million stock repurchase program. In February 2014, the Board of Directors approved the extension of the plan for an additional year. In July 2014, the Board of Directors approved an extension of the plan for an additional year and authorized an additional $3.0 million of stock repurchases. In August 2015, the Board of Directors approved a further extension of the plan for another year and authorized an additional $2.0 million of stock repurchases. We have purchased 199,776 shares at an average price of $7.82 per share during the fiscal year ended January 2, 2016. As of January 2, 2016, we have repurchased 837,241 shares for approximately $6.6 million under this current program and the Company still has the authorization to purchase up to $1.1 million in common shares under the stock repurchase program. On September 9, 2015, the Company made a payment to James H. Mackaness, our former Chief Financial Officer and Chief Operating Officer, of approximately $275 thousand in cash in exchange for Mr. Mackaness’ agreement to cancel vested stock options exercisable for an aggregate of 92,656 shares of our common stock. This payment to Mr. Mackaness was made using funds authorized and available under the stock repurchase program discussed above, and resulted in a reduction of the approximate dollar value of shares that may yet be purchased under this program.

11. Employee Benefit Plan

We have a plan known as the IRIS Medical Instruments 401(k) Trust to provide retirement benefits through the deferred salary deductions for substantially all U.S. employees. Employees may contribute up to 15% of their annual compensation to the plan, limited to a maximum amount set by the Internal Revenue Service. The plan also provides for Company contributions at the discretion of the Board of Directors. Prior to the start of fiscal 2009, we suspended the matching contributions. Subsequent to December 28, 2013, we reinstated a Company match in the amount of 50% of employee contributions up to a maximum of $3 thousand. In 2015, total matching contributions made by the Company were $218 thousand. In 2014, total matching contributions made by the Company were $186 thousand.

12. Income Taxes

Income before (benefit from) provision for income taxes was comprised of the following:

	FY 2015 Year Ended January 2, 2016	FY 2014 Year Ended January 3, 2015	FY 2013 Year Ended December 28, 2013
United States	$291	$1,332	$2,262
Foreign	—	—	—
Total	$291	$1,332	$2,262

The (benefit from) provision for income taxes includes:

	FY 2015 Year Ended January 2, 2016	FY 2014 Year Ended January 3, 2015	FY 2013 Year Ended December 28, 2013
Current:
Federal	$(4)	$54	$11
State	30	16	20
	26	70	31
Deferred:
Federal	(12)	(7,862)	—
State	(197)	(914)	—
	(209)	(8,776)	—
(Benefit from) provision for income taxes	$(183)	$(8,706)	$31

Our effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

	FY 2015 Year Ended January 2, 2016	FY 2014 Year Ended January 3, 2015	FY 2013 Year Ended December 28, 2013
Income tax provision at statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	(70.8)%	(68.0)%	(13.3)%
Permanent differences	12.0%	(1.1)%	(17.0)%
Research and development credits	(34.8)%	(2.6)%	0.0%
Change in valuation allowance	—	(613.5)%	(2.3)%
Other	(3.3)%	(2.4)%	0.0%
Effective tax rate	(62.9)%	(653.6)%	1.4%

The tax effect of temporary differences and carryforwards that give rise to significant portions of the net deferred tax assets are presented below (in thousands):

	FY 2015 January 2, 2016	FY 2014 January 3, 2015
Net operating losses	$4,135	$4,278
Research and development credits	1,820	1,575
Accruals and reserves	$1,823	$1,681
Deferred revenue	120	113
Property and equipment	399	439
Intangible assets	792	825
Stock compensation	613	676
Other tax credits	89	94
Net deferred tax asset	$9,791	$9,681
Valuation allowance	(806)	(905)
Net deferred tax assets	$8,985	$8,776

Our accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. Assessing the realizability of deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. Our management forecasts taxable income by considering all available positive and negative evidence including our history of operating income or losses and our financial plans and estimates which are used to manage the business. These assumptions require significant judgment about future taxable income. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

As of January 2, 2016, our management determined, based on our recent history of earnings coupled with our forecasted profitability that it is more-likely-than-not that all of our federal and the majority of our state deferred tax assets will be realized in the foreseeable future. As of January 2, 2016, we had federal and state net operating loss (“NOL”) carryforwards of $12.7 million and $14.5 million, respectively. Of the total NOL carryforwards, $2.6 million for federal and $2.3 million for states, relate to windfall stock option deductions which, when realized, will be credited to equity. The federal NOL will begin to expire in 2032 and the state NOL will begin to expire in 2020, in each case if not used.

In December 2015, Congress passed a tax extenders package, Protecting Americans from Tax Hikes (PATH) Act of 2015, and permanently extended the federal R&D credit. As of January 2, 2016, we had federal and state R&D credit carryforwards of approximately $1.4 million and $2.1 million, respectively, available to offset future tax liabilities. The federal credits will begin expiring in 2026 if not used. The state R&D credits do not expire. The above NOL and research and development credits are subject to IRC sections 382 and 383. In the event of a change in ownership as defined by these code sections, the usage of the above mentioned NOL’s and credits may be limited.

In November 2015, the FASB issued ASU 2015-17 to simplify the presentation of deferred income taxes. This standard requires that deferred tax liabilities and assets be classified as noncurrent on the consolidated balance sheet. It is effective for interim and annual periods beginning after December 15, 2016, but early adoption is permitted. Management elected to prospectively adopt this standard in the beginning of the fourth quarter of fiscal 2015. Prior periods in our consolidated financial statements were not retrospectively adjusted. The adoption of this guidance had no impact on our consolidated statements of operations.

We account for uncertain tax positions in accordance with ASC 740. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accrued interest and penalties during the year ended January 2, 2016.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	FY 2015 Year Ended January 2, 2016	FY 2014 Year Ended January 3, 2015	FY 2013 Year Ended December 28, 2013
Balance at the beginning of the year	$861	$1,027	$954
Additions based upon tax positions related to the current year	73	53	48
Additions based upon tax positions related to the prior year	—	51	25
Reductions based upon tax positions related to the prior year	3	(270)	—
Balance at the end of the year	$937	$861	$1,027

Recognition of the unrecognized tax benefits of $937 thousand as of January 2, 2016 would affect our effective tax rate. We do not anticipate any material change in our unrecognized tax benefits of $937 thousand over the next twelve months. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business.

We file U.S. federal and state returns. The tax years 2009 to 2015 remain open in several jurisdictions, none of which have individual significance.

13. Business Segments and Geographical Information

We operate in one segment, ophthalmology. We develop, manufacture and market medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service and support activities.

Revenue information shown by geographic region is as follows (in thousands):

	FY 2015 Year Ended January 2, 2016	FY 2014 Year Ended January 3, 2015	FY 2013 Year Ended December 28, 2013
United States	$23,952	$22,590	$21,043
Europe	7,968	9,096	7,345
Rest of Americas	2,676	3,199	3,309
Asia/Pacific Rim	7,161	7,929	6,576
	$41,757	$42,814	$38,273

Revenues are attributed to countries based on location of end customers. For fiscal years 2015, 2014 and 2013 no individual country accounted for more than 10% of our sales, except for the United States, which accounted for 57.4%, 52.8%, and 55.0% of revenues in 2015, 2014, and 2013 respectively.

As of January 2, 2016 and January 3, 2015, we had no long-lived assets in any country other than in the United States.

14. Computation of Basic and Diluted Net Income Per Common Share

A reconciliation of the numerator and denominator of basic and diluted net income per common share is provided as follows (in thousands, except per share amounts):

	FY 2015 Year Ended January 2, 2016	FY 2014 Year Ended January 3, 2015	FY 2013 Year Ended December 28, 2013
Numerator:
Net income	$474	$10,038	$2,231
Denominator:
Weighted average shares of common stock (basic)	9,962	9,892	9,245
Effect of dilutive preferred shares	—	—	448
Effect of dilutive stock options	154	291	291
Effect of dilutive contingent shares	12	174	120
Weighted average shares of common stock (diluted)	10,128	10,357	10,104
Per share data:
Basic net income per share	$0.05	$1.01	$0.24
Diluted net income per share	$0.05	$0.97	$0.22

As of January 2, 2016 and January 3, 2015, stock options to purchase 249,064 and 116,320 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding because to do so would have been anti-dilutive.

15. Subsequent Events

In February 2016, we entered into an agreement (Fourth Amendment to Lease) to modify the lease on our facility that extends the term through the end of February 2019.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Principal Executive and Financial Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on management’s evaluation, our Principal Executive and Financial Officer and Principal Accounting Officer concluded that, as of January 2, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive and Financial Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of management, including our Principal Executive and Financial Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 2, 2016 using the criteria established in Internal control – Integrated Framework (2013), issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Principal Executive and Financial Officer and Principal Accounting Officer have concluded that our internal control over financial reporting was effective as of January 2, 2016.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Certain information required by Part III has been omitted from this Form 10-K. This information is instead incorporated herein by reference to our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders (“the Proxy Statement”), which we will file within 120 days after the end of our fiscal year pursuant to Regulation 14A in time for our Annual Meeting of Stockholders to be held June 15, 2016.

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

3. Exhibits

Exhibit Index

Exhibits	Exhibit Title
2.1(13)	Asset Purchase Agreement by and among Cutera, Inc., Registrant, and U.S. Bank, National Association, as Escrow Agent, dated December 30, 2011.
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3.2(2)	Amended and Restated Bylaws of Registrant.
4.1(3)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock.
4.2(3)	Investor Rights Agreement, dated as of August 31, 2007, by and among the Registrant, BlueLine Capital Partners, LP; BlueLine Capital Partners III, LP and BlueLine Capital Partners II, LP.
4.3(4)	Amendment No. 1 to Investor Rights Agreement, dated as of March 31, 2009.
10.1	Fourth Amendment to Lease Agreement dated February 9, 2016 by and between Zappettini Investment Co. and the Registrant.
10.2(1)	Form of Indemnification Agreement with directors and officers.
10.3(5)

Lease Agreement dated December 6, 1996 by and between Zappettini Investment Co. and the Registrant, as amended pursuant to Amendment No. 1 dated September 15, 2003 and Amendment No. 2 dated December 22, 2008.

10.3.1(14)	Third Amendment to Lease Agreement dated August 4, 2014 by and between Zappettini Investment Co. and the Registrant.
10.4(6)*	1995 Director Option Plan.
10.5(7)*	1998 Stock Plan.
10.6(8)*	2005 Employee Stock Purchase Plan.
10.7(9)*	2008 Equity Incentive Plan.
10.8(10)*	Form of 2008 Equity Incentive Plan Option Agreement.

Exhibits	Exhibit Title
10.9(11)*	Form of Stand-alone stock option agreement.
10.10(3)	Securities Purchase Agreement, dated August 31, 2007, by and among BlueLine Capital Partners, LP, BlueLine Capital Partners III, LP, BlueLine Capital Partners II, LP and the Registrant.
10.11(12)*	Form of 2008 Equity Incentive Plan Restricted Stock Award Agreement.
10.12(12)*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Agreement.
10.13(13)*	Restricted Stock Unit Award Agreement granted to William M. Moore under the Company’s 2008 Equity Incentive Plan, as amended.
10.14(16)*	Restricted Stock Unit Award Agreement granted to William M. Moore under the Company’s 2008 Equity Incentive Plan, as amended.
10.15(17)*	Change in Control Severance Agreement dated March 30, 2015, between the Registrant and William M. Moore.
10.16(17)*	Amended and Restated Change in Control Severance Agreement dated March 30, 2015, the Registrant and James H. Mackaness.
10.17(17)*	Amended and Restated Change in Control Severance Agreement dated March 30, 2015, the Registrant and Ronald T. Steckel.
10.18(18)*	Stock Option Cancellation Agreement dated September 2, 2015, between the Registrant and James H. Mackaness.
21.1(1)	Subsidiaries of Registrant.
23.1	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Indicates a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Exhibits filed with the Registration Statement on Form SB-2 (No. 333-00320-LA) which was declared effective on February 15, 1996.
(2)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on November 21, 2007.
(3)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on September 7, 2007.
(4)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on April 6, 2009.
(5)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-K for the year ended January 3, 2009.
(6)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Registration Statement on Form S-8 on August 3, 2004.
(7)	Incorporated by reference to the definitive proxy statement on Schedule 14A filed on May 4, 2009.
(8)	Incorporated by reference to the appendix filed with the Registrant’s Proxy Statement for the Registrant’s 2004 Annual Meeting of Stockholders which was filed on April 30, 2004.
(9)	Incorporated by reference to the appendix filed with the Registrant’s Proxy Statement for the Registrant’s 2008 Annual Meeting of Stockholders which was filed on April 24, 2008.
(10)	Incorporated by reference to Exhibit 99.1 filed with Registrant’s Registration Statement on Form S-8 on November 21, 2008.

(11)	Incorporated by reference to Exhibit 99.(d)(5) filed with the Registration Statement on Form SC TO-I July 30, 2009.
(12)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-Q for the quarter ended July 2, 2011.
(13)	Incorporated by reference to the Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on March 27, 2013.
(14)	Incorporated by reference to the Exhibit 2.1 filed with the Registrant’s Report on Form 8-K on January 4, 2012.
(15)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Report on Form 10-Q on November 3, 2014.
(16)	Incorporated by reference to the Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on January 9, 2014.
(17)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-Q on May 12, 2015.
(18)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on September 8, 2015.

Trademark Acknowledgments

IRIDEX, the IRIDEX logo, IRIS Medical, MicroPulse, OcuLight, SmartKey, and EndoProbe, are our registered trademarks. G-Probe, DioPexy, DioVet, TruFocus, TrueCW, IQ 577, IQ 532, Cyclo G6, TxCell, OtoProbe, Symphony, EasyFit, Endoview, MoistAir and GreenTip product names are our trademarks. All other trademarks or trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 31st day of March 2016.

IRIDEX CORPORATION

By:	/s/ ROMEO R. DIZON	/s/ WILLIAM M. MOORE
	Romeo R. Dizon	William M. Moore
	Vice President and Controller	President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William M. Moore and Romeo R. Dizon, jointly and severally, their attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign on behalf of the undersigned any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and each of the undersigned does hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William M. Moore	President, Chief Executive Officer, and Chairman of the Board	March 31, 2016
(William M. Moore)	(Principal Executive and Financial Officer)

/s/ Romeo R. Dizon	Vice President and Controller	March 31, 2016
(Romeo R. Dizon)	(Principal Accounting Officer)

/s/ Sanford Fitch	Director	March 31, 2016
(Sanford Fitch)

/s/ George R. Marcellino	Director	March 31, 2016
(George R. Marcellino)

/s/ Ruediger Naumann-Etienne	Director	March 31, 2016
(Ruediger Naumann-Etienne)

/s/ Scott A. Shuda	Director	March 31, 2016
(Scott A. Shuda)

Exhibit Index

Exhibits	Exhibit Title
2.1(13)	Asset Purchase Agreement by and among Cutera, Inc., Registrant, and U.S. Bank, National Association, as Escrow Agent, dated December 30, 2011.
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3.2(2)	Amended and Restated Bylaws of Registrant.
4.1(3)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock.
4.2(3)	Investor Rights Agreement, dated as of August 31, 2007, by and among the Registrant, BlueLine Capital Partners, LP; BlueLine Capital Partners III, LP and BlueLine Capital Partners II, LP.
4.3(4)	Amendment No. 1 to Investor Rights Agreement, dated as of March 31, 2009.
10.1	Fourth Amendment to Lease Agreement dated February 9, 2016 by and between Zappettini Investment Co. and the Registrant.
10.2(1)	Form of Indemnification Agreement with directors and officers.
10.3(5)

Lease Agreement dated December 6, 1996 by and between Zappettini Investment Co. and the Registrant, as amended pursuant to Amendment No. 1 dated September 15, 2003 and Amendment No. 2 dated December 22, 2008.

10.3.1(14)	Third Amendment to Lease Agreement dated August 4, 2014 by and between Zappettini Investment Co. and the Registrant.
10.4(6)*	1995 Director Option Plan.
10.5(7)*	1998 Stock Plan.
10.6(8)*	2005 Employee Stock Purchase Plan.
10.7(9)*	2008 Equity Incentive Plan.
10.8(10)*	Form of 2008 Equity Incentive Plan Option Agreement.
10.9(11)*	Form of Stand-alone stock option agreement.
10.10(3)	Securities Purchase Agreement, dated August 31, 2007, by and among BlueLine Capital Partners, LP, BlueLine Capital Partners III, LP, BlueLine Capital Partners II, LP and the Registrant.
10.11(12)*	Form of 2008 Equity Incentive Plan Restricted Stock Award Agreement.
10.12(12)*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Agreement.
10.13(13)*	Restricted Stock Unit Award Agreement granted to William M. Moore under the Company’s 2008 Equity Incentive Plan, as amended.
10.14(16)*	Restricted Stock Unit Award Agreement granted to William M. Moore under the Company’s 2008 Equity Incentive Plan, as amended.
10.15(17)*	Change in Control Severance Agreement dated March 30, 2015, between the Registrant and William M. Moore.
10.16(17)*	Amended and Restated Change in Control Severance Agreement dated March 30, 2015, between the Registrant and James H. Mackaness.
10.17(17)*	Amended and Restated Change in Control Severance Agreement dated March 30, 2015, between the Registrant and Ronald T. Steckel.
10.18(18)*	Stock Option Cancellation Agreement dated September 2, 2015, between the Registrant and James H. Mackaness.

21.1(1)	Subsidiaries of Registrant.
23.1	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm.

Exhibits	Exhibit Title
24.1	Power of Attorney (included on signature page).
31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Indicates a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Exhibits filed with the Registration Statement on Form SB-2 (No. 333-00320-LA) which was declared effective on February 15, 1996.
(2)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on November 21, 2007.
(3)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on September 7, 2007.
(4)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on April 6, 2009.
(5)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-K for the year ended January 3, 2009.
(6)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Registration Statement on Form S-8 on August 3, 2004.
(7)	Incorporated by reference to the definitive proxy statement on Schedule 14A filed on May 4, 2009.
(8)	Incorporated by reference to the appendix filed with the Registrant’s Proxy Statement for the Registrant’s 2004 Annual Meeting of Stockholders which was filed on April 30, 2004.
(9)	Incorporated by reference to the appendix filed with the Registrant’s Proxy Statement for the Registrant’s 2008 Annual Meeting of Stockholders which was filed on April 24, 2008.
(10)	Incorporated by reference to Exhibit 99.1 filed with Registrant’s Registration Statement on Form S-8 on November 21, 2008.
(11)	Incorporated by reference to Exhibit 99.(d)(5) filed with the Registration Statement on Form SC TO-I July 30, 2009.
(12)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-Q for the quarter ended July 2, 2011.
(13)	Incorporated by reference to the Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on March 27, 2013.
(14)	Incorporated by reference to the Exhibit 2.1 filed with the Registrant’s Report on Form 8-K on January 4, 2012.
(15)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Report on Form 10-Q on November 3, 2014.
(16)	Incorporated by reference to the Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on January 9, 2014.
(17)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-Q on May 12, 2015.
(18)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on September 8, 2015.