Form 10-Q
period 2016-04-02
IRIDEX CORP
filed 2016-05-09
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2016

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

The number of shares of common stock, $0.01 par value, issued and outstanding as of April 25, 2016 was 10,067,339.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

IRIDEX Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share and per share data)

	April 2, 2016	January 2, 2016 (1)
ASSETS
Current assets:
Cash and cash equivalents	$10,514	$9,995
Accounts receivable, net of allowance for doubtful accounts of $143 as of April 2, 2016 and $140 as of January 2, 2016	9,297	9,282
Inventories	11,142	11,106
Prepaid expenses and other current assets	425	386
Total current assets	31,378	30,769
Property and equipment, net	1,055	1,104
Intangible assets, net	264	268
Goodwill	533	533
Deferred income taxes	8,985	8,985
Other long-term assets	148	164
Total assets	$42,363	$41,823
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,696	$2,223
Accrued compensation	1,283	1,572
Accrued expenses	1,635	1,722
Accrued warranty	610	603
Deferred revenue	1,311	1,311
Total current liabilities	7,535	7,431
Long-term liabilities:
Other long-term liabilities	639	704
Total liabilities	8,174	8,135
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding 10,061,089 and 10,009,408 shares as of April 2, 2016 and as of January 2, 2016, respectively	111	111
Additional paid-in capital	38,386	37,986
Accumulated deficit	(4,308)	(4,409)
Total stockholders’ equity	34,189	33,688
Total liabilities and stockholders’ equity	$42,363	$41,823

(1)	Derived from the audited consolidated financial statements included in the Annual Report on Form 10-K filed with the SEC for the year ended January 2, 2016.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended
	April 2, 2016	April 4, 2015
Total revenues	$11,931	$10,796
Cost of revenues	6,634	5,386
Gross profit	5,297	5,410
Operating expenses:
Research and development	1,359	1,281
Sales and marketing	2,429	2,071
General and administrative	1,357	1,655
Total operating expenses	5,145	5,007
Income from operations	152	403
Other expense, net	11	7
Income from operations before provision for income taxes	141	396
Provision for income taxes	40	150
Net income	$101	$246
Net income per share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02
Weighted average shares used in computing net income per common share:
Basic	10,034	9,868
Diluted	10,140	10,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended
	April 2, 2016	April 4, 2015
Net income	$101	$246
Other comprehensive income, net of tax	—	—
Comprehensive income	$101	$246

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended
	April 2, 2016	April 4, 2015
Operating activities:
Net income	$101	246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142	120
Change in fair value of earn-out liability	11	8
Stock-based compensation	222	333
Provision for doubtful accounts	—	22
Deferred income taxes	—	150
Changes in operating assets and liabilities:
Accounts receivable	(15)	295
Inventories	(36)	(735)
Prepaid expenses and other current assets	(39)	(79)
Other long-term assets	16	11
Accounts payable	473	766
Accrued compensation	(289)	(464)
Accrued expenses	(70)	(123)
Accrued warranty	7	42
Deferred revenue	—	18
Other long-term liabilities	3	7
Net cash provided by operating activities	526	617
Investing activities:
Acquisition of property and equipment	(89)	(397)
Payment on earn-out liability	(96)	(96)
Net cash used in investing activities	(185)	(493)
Financing activities:
Proceeds from stock option exercises	245	487
Repurchase of common stock	(59)	(192)
Taxes paid related to net share settlements of equity awards	(8)	(600)
Net cash provided by (used in) financing activities	178	(305)
Net increase (decrease) in cash and cash equivalents	519	(181)
Cash and cash equivalents, beginning of period	9,995	13,303
Cash and cash equivalents, end of period	$10,514	$13,122
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1	$2

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016, which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2016. The results of operations for the three months ended April 2, 2016 are not necessarily indicative of the results for the fiscal year ending December 31, 2016 or any future interim period. The three month periods ended April 2, 2016 and April 4, 2015, each had 13 weeks. For purposes of reporting the financial results, the Company’s fiscal years end on the Saturday closest to the end of December. Periodically, the Company includes a 53rd week to a year in order to end that year on the Saturday closest to the end of December.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended January 2, 2016, which was filed with the SEC on March 31, 2016.

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

Concentration of Credit Risk.

Our cash and cash equivalents are deposited in demand and money market accounts. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and therefore, bear minimal risk.

We market our products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of our customers and maintains an allowance for potential credit losses. Historically, we have not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the three month periods ended April 2, 2016 and April 4, 2015, one single customer accounted for 15% of total revenues. As of April 2, 2016, one customer accounted for approximately 19% of our accounts receivable and as of January 2, 2016, no customer accounted for more than 10% of our accounts receivable.

Taxes Collected from Customers and Remitted to Governmental Authorities.

Taxes collected from customers and remitted to governmental authorities are recognized on a net basis in the accompanying condensed consolidated statements of operations.

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

A reconciliation of the changes in the Company’s deferred revenue balance for the three months ended April 2, 2016 and April 4, 2015 is as follows:

	Three Months Ended
(in thousands)	April 2, 2016	April 4, 2015
Balance, beginning of period	$1,311	$1,179
Additions to deferral	336	323
Revenue recognized	(336)	(305)
Balance, end of period	$1,311	$1,197

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

A reconciliation of the changes in the Company’s warranty liability for the three months ended April 2, 2016 and April 4, 2015 is as follows:

	Three Months Ended
(in thousands)	April 2, 2016	April 4, 2015
Balance, beginning of period	$603	$469
Accruals for product warranties	126	112
Cost of warranty claims and adjustments	(119)	(70)
Balance, end of period	$610	$511

Recently Issued and Adopted Accounting Standards.

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers, Deferral of the Effective Date”. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for annual periods beginning after December 15, 2016. We are currently evaluating the impact that this standard will have on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force)”. The ASU clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. The ASU does not contain any new disclosure requirements. The ASU is effective for reporting periods beginning after December 15, 2015. We adopted this standard at the beginning of fiscal 2016 and it did not have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. Management is evaluating the provisions of this statement, including which period to adopt, and has not determined what impact the adoption of this standard will have on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases," amending ASC 842. This ASU requires the Company to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with terms of more than twelve months. This ASU also requires disclosures enabling the users of financial statements to understand the amount, timing and uncertainty of cash flows arising from leases. This new standard will become effective for the Company for annual periods beginning after December 15, 2018 (including interim reporting periods within those periods). Early adoption is permitted as of the beginning of an interim or annual reporting period. We are currently evaluating the impact of this new standard on the Company’s consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." This ASU affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions, which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. This ASU will become effective for the Company on December 15, 2016 (including interim reporting periods within those periods). Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. We are currently evaluating the impact of this new standard on the Company’s consolidated financial statements.

3. Inventories

The components of the Company’s inventories as of April 2, 2016 and January 2, 2016 are as follows:

(in thousands)	April 2, 2016	January 2, 2016
Raw materials	$4,631	$4,578
Work in process	2,146	1,791
Finished goods	4,365	4,737
Total inventories	$11,142	$11,106

4. Goodwill and Intangible Assets

Goodwill.

The carrying value of goodwill was $0.5 million as of April 2, 2016 and January 2, 2016.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. If, after assessing the totality of circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the two-step impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value. However, an entity also has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test during the second quarter of fiscal 2015 and determined that its goodwill was not impaired. As of April 2, 2016, the Company had not identified any factors that indicated there was an impairment of its goodwill and determined that no additional impairment analysis was then required.

Intangible Assets.

The following table summarizes the components of gross and net intangible asset balances:

	April 2, 2016				January 2, 2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$720	$600	$120	Varies	$720	$600	$120
Customer relations	240	96	144	9.0 Years	240	92	148
Total	$960	$696	$264		$960	$692	$268

For the three months ended April 2, 2016 and April 4, 2015, amortization expense totaled $4 thousand for each period.

The amortization of customer relations was charged to sales and marketing expense and the amortization of patents was charged to cost of revenues.

Future estimated amortization expense (in thousands):
2016 (nine months)	$12
2017	78
2018	74
2019	16
2020	16
Thereafter	68
Total	$264

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of April 2, 2016 and January 2, 2016, approximate fair value because of the short maturity of these instruments.

As of April 2, 2016 and January 2, 2016, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows:

	April 2, 2016				January 2, 2016
	Fair Value Measurements				Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$9,263	—	—	$9,263	$9,212	—	—	$9,212
Liabilities:
Earn-out liability	—	—	$920	$920	$—	—	$1,005	$1,005

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

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of April 2, 2016.

As of April 2, 2016	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Weighted Average (range)
Earn-out liability	$920	Discounted cash flow	Projected royalties (in thousands)	$2,804 ($134 - $3,017)
			Discount rate	11.47% (10.23% - 27.00%)

A reconciliation of the changes in the Company’s earn-out liability (Level 3 liability) for the three months ended April 2, 2016 and April 4, 2015 is as follows:

	Three Months Ended
(in thousands)	April 2, 2016	April 4, 2015
Balance as of beginning of the period	$1,005	$1,423
Payments against earn-out	(96)	(96)
Change in fair value of earn-out liability	11	8
Balance as of the end of the period	$920	$1,335

The earn-out liability is included in accrued expenses and other long-term liabilities in the condensed consolidated balance sheets. Any change in the fair value adjustment is recorded to other expense in the condensed consolidated statements of operations.

6. Stock Based Compensation

The Company accounts for stock-based compensation granted to employees and directors, including employees stock option awards, restricted stock and restricted stock units in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”). Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s service period. The Company recognizes compensation expense on a ratable basis over the requisite service period of the award.

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

2008 Equity Incentive Plan.

For the three months ended April 2, 2016, the only active stock-based compensation plan was the 2008 Equity Incentive Plan (the “Incentive Plan”). The terms of awards granted during the three months ended April 2, 2016 were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 2, 2016.

Summary of Stock Options

The following table summarizes information regarding activity in our stock option plan during the three months ended April 2, 2016:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding as of January 2, 2016	551,492	$6.92
Granted	26,100	$10.33
Exercised	(53,500)	$4.59
Canceled or forfeited	(13,334)	$10.18
Outstanding as of April 2, 2016	510,758	$7.25	$1,477

The weighted average grant date fair value of the options granted under the Company’s stock plans as calculated using the Black-Scholes option-pricing model was $4.14 and $4.61 per share for the three months ended April 2, 2016 and April 4, 2015, respectively.

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards (options) with the following weighted average assumptions:

	Three Months Ended
	April 2, 2016	April 4, 2015
Average risk free interest rate	1.20%	1.21%
Expected life (in years)	4.55 years	4.55 years
Dividend yield	—%	—%
Average volatility	47%	51%

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

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended April 2, 2016 and April 4, 2015:

	Three Months Ended
	April 2, 2016	April 4, 2015
Cost of revenues	$51	$67
Research and development	32	79
Sales and marketing	40	59
General and administrative	99	128
	$222	$333

Stock-based compensation expense capitalized to inventory was immaterial for the quarters ended April 2, 2016 and April 4, 2015.

Occasionally, the Company will grant stock-based instruments to non-employees. During the three months ended April 2, 2016 and April 4, 2015, the amount of stock-based compensation related to non-employee options was not material.

Information regarding stock options outstanding, vested and expected to vest and exercisable as of April 2, 2016 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Options outstanding	510,758	$7.25	4.74	$1,477
Options vested and expected to vest	467,617	$7.14	4.64	$1,404
Options exercisable	229,415	$6.07	3.72	$923

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of April 1, 2016, that would have been received by option holders had all option holders exercised their stock options as of that date. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the three months ended April 2, 2016 and April 4, 2015 was approximately $285 thousand and $745 thousand, respectively.

As of April 2, 2016, there was $3.3 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements under the Incentive Plan. The cost is expected to be recognized over a weighted average period of 2.59 years.

Summary of Restricted Stock Units and Awards

Information regarding the restricted stock units activity for the three months ended April 2, 2016 is summarized below:

Number of Shares
Outstanding as of January 2, 2016	147,589
Restricted stock units granted	210,000
Restricted stock units released	(5,600)
Restricted stock units cancelled	—
Outstanding as of April 2, 2016	351,989

On March 1, 2016, the Board approved an award of performance-based restricted stock units (“PRSUs”) to our President and Chief Executive Officer, and to five executives of the Company. The total target number of PRSUs is 210,000. Each PRSU represents the right to receive one share of the Company’s common stock and is subject to the terms of the Company’s 2008 Equity Incentive Plan (the “Plan”) and the applicable performance-based restricted stock unit award agreement under the Plan. The PRSUs will become eligible to vest (“vesting eligible PRSUs”) if the Company’s stock price (measured based on the average, trailing, 60 day closing price of a share of the Company’s common stock) achieves one or more of the four specified stock price performance goals, measured during four performance periods covering each of the Company’s fiscal years 2016 through 2019. The achievement of each performance goal results in 25% of the target number of PRSUs becoming vesting eligible PRSUs. The maximum number of PRSUs that can vest under the PRSU award is 100% of the target number of PRSUs. If any of the performance goals are met, vesting of the PRSUs additionally is subject to the executive’s continued service with the Company through the applicable vesting date as follows. Any PRSUs that become eligible to vest will be scheduled to vest on an annual basis on the last day of the performance period (provided that the first vesting date for any PRSUs that become eligible to vest during a particular performance period will be delayed until the performance results are certified). However, the maximum number of PRSUs that can vest prior to the last performance period will be limited as follows: (i) upon completion of a particular performance period vesting will be limited to 25% of the target number of PRSUs even if more than one stock price goal is achieved during that period (and if more than one stock price goal is achieved, the PRSUs will become eligible to vest at a future date, subject to clause (ii)), and (ii) vesting will be limited to no more than 50% of the target number of PRSUs even if more than two stock price goals are achieved prior to the last performance period (and in that instance, any PRSUs that become eligible to vest would vest on the last day of the final performance period. In the event of a change in control of the Company, the performance periods will end and a final measurement of the Company’s stock price will occur. For this final measurement, the Company’s stock price will be determined based on the value of the consideration that common stockholders receive in the change in control. Upon the final measurement, any vesting eligible PRSUs that become eligible to vest will vest in full on the closing of the change in control, and any PRSUs that have not become eligible to vest will be scheduled to vest based on continued service (but not subject to any further performance criteria), on the last day of the Company’s fiscal year 2019. If, on or after the change in control, the executive’s employment is terminated without cause, a prorated number of the then unvested PRSUs will accelerate vesting based on the total period following the change in control during which the executive provided services.

To the extent that the market condition is not met, the PRSUs will not vest and will be cancelled. Utilizing the Monte Carlo simulation technique, which incorporated assumptions for the expected holding period, risk-free interest rate, stock price volatility and dividend yield, the fair value at grant date of these restricted stock units was $1.7 million. Compensation expense is recognized ratably during the period the RSU’s are expected to vest.

 For the three months ended April 2, 2016, there were no restricted awards granted or released.  As of April 2, 2016, total restricted stock awards outstanding was 2,513.

Stock Repurchase Program.

          In February 2013, the Board of Directors approved a one year $3.0 million stock repurchase program that replaced the prior two year $4.0 million stock repurchase program. In February 2014, the Board of Directors approved the extension of the plan for an additional year. In July 2014, the Board of Directors approved an extension of the plan for an additional year and authorized an additional $3.0 million of stock repurchases. In August 2015, the Board of Directors approved a further extension of the plan for another year and authorized an additional $2.0 million of stock repurchases. During the three months ended April 2, 2016, the Company repurchased 6,544 shares at an average price of $9.00 per share. As of April 2, 2016, we have repurchased 843,785 shares for approximately $6.7 million under this current program and we are authorized to purchase up to an additional $1.0 million in common shares under the stock repurchase program. See Item 2, Unregistered Sales of Equity Securities and Use of Proceeds in Part II, Other Information, for additional information.

7. Income Taxes

Provision for Income Tax.

The Company calculates its interim tax provision in accordance with the provisions of ASC 740-270, Income Taxes; Interim Reporting. For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur.  The Company recorded a provision for income taxes of $40 thousand and $150 thousand for the three months ended April 2, 2016 and April 4, 2015, respectively.

Deferred Income Taxes.

The Company accounts for income taxes in accordance with ASC topic 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. In the fourth quarter of fiscal year 2014, the Company's management determined, based on the Company's recent history of earnings coupled with its forecasted profitability that it is more likely than not that all of its federal and the majority of its state deferred tax assets will be realized in the foreseeable future.  Accordingly, in the fourth quarter of fiscal year 2014, the Company released $9.2 million of valuation allowance against most of its deferred tax assets except for the California Research and Development Credits. The Company maintains the same positions as of April 2, 2016 and will reevaluate the position on a quarterly basis.

Uncertain Tax Positions.

The Company accounts for its uncertain tax positions in accordance with ASC 740.  As of January 2, 2016, the Company had $0.9 million of unrecognized tax benefits of which $0.4 million of unrecognized tax benefits would result in a change in the Company’s effective tax rate if recognized in future years.

The Company is not aware of any other uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate during the fiscal year.

The Company files U.S. federal and state returns. The tax years 2008 to 2015 remain open in several jurisdictions, none of which have individual significance.

8. Computation of Basic and Diluted Net Income Per Common Share

Basic net income per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents consist of incremental common shares issuable upon the exercise of stock options, and the release (vesting) of restricted stock units and awards and are calculated under the treasury stock method. Common stock equivalent shares from unexercised stock options, and unvested restricted stock units and awards are excluded from the computation for periods in which we incur a net loss or if the exercise price of such options is greater than the average market price of our common stock for the period as their effect would be anti-dilutive.

For the three months ended April 2, 2016 and April 4, 2015, stock options to purchase 205,012 and 191,221 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding.

A reconciliation of the numerator and denominator of basic and diluted net income per common share is provided as follows:

	Three Months Ended
	April 2, 2016	April 4, 2015
Numerator:
Net income	$101	$246
Denominator:
Weighted average shares of common stock (basic)	10,034	9,868
Effect of dilutive stock options	86	221
Effect of dilutive contingent shares	20	19
Weighted average shares of common stock (diluted)	10,140	10,108
Per share data:
Basic income per share	$0.01	$0.02
Diluted income per share	$0.01	$0.02

9. Business Segments

The Company operates in one segment, ophthalmology. The Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service and support activities.

Revenue information shown by geographic region, based on the location at which each sale originates, is as follows:

	Three Months Ended
(in thousands)	April 2, 2016	April 4, 2015
United States	$5,848	$5,581
Europe	2,291	2,314
Rest of Americas	620	996
Asia/Pacific Rim	3,172	1,905
	$11,931	$10,796

Revenues are attributed to countries based on location of end customers. Two countries including United States accounted for more than 10% of the Company’s revenues. United States accounted for 49.0% and 51.7% of revenues for the three month periods ended April 2, 2016 and April 4, 2015, respectively. China accounted for 14.4% and 4.9% of revenues for the three month periods ended April 2, 2016 and April 4, 2015, respectively.

One customer accounted for 15% of total revenues for the three month periods ended April 2, 2016 and no customer accounted for more than 10% of total revenues for the three month periods ended April 4, 2015.

One customer accounted for approximately 19% of accounts receivable balance as of April 2, 2016. No customer accounted for more than 10% of accounts receivable balance as of January 2, 2016.

10. Subsequent Events

The Company has evaluated subsequent events and has concluded that no subsequent events that require disclosure in the financial statements have occurred since the quarter ended April 2, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to our anticipated levels of future sales; our operating results and long term growth; market acceptance and adoption of our products and our outlook for system sales; our gross margin goals and performance; the success of our efforts to reduce costs and manage cash flows; general economic conditions, including changes in foreign currency rates, and levels of international sales; corporate strategy; effects of seasonality; inspections by and approvals required by the Food and Drug Administration (“FDA”); our current and future liquidity and capital requirements; our stock repurchase program; levels of future investment in research and development and sales and marketing efforts; and our product distribution strategies with Alcon, Inc.; and compliance of our devices and products with various environmental laws and regulations. In some cases, forward-looking statements can be identified by terminology, such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including as a result of the factors set forth under “Factors That May Affect Future Operating Results” and other risks detailed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2016 and detailed from time to time in our reports filed with the Securities and Exchange Commission. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report on Form 10-Q. We undertake no obligation to update such forward-looking statements to reflect events or circumstances occurring after the date of this report.

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

We manage and evaluate our business in one reporting segment – ophthalmology. We break down this segment by geography – Domestic (U.S.) and International (the rest of the world). In addition, we review trends by laser system sales (consoles and durable delivery devices) and recurring sales (single-use laser probes and other associated instrumentation (“consumables”) and service and support).

Our ophthalmology revenues arise primarily from the sale of our laser systems (IQ, Oculight and recently introduced Cyclo G6), consumables and service and support activities. Our current family of IQ products includes IQ 532 and IQ 577 laser photocoagulation systems and our OcuLight products include OcuLight TX, OcuLight GL, OcuLight GLx, OcuLight SL, and OcuLight SLx laser photocoagulation systems. Our Cyclo G6 Glaucoma Laser System is an 810nm, infrared laser designed to treat patients diagnosed with a range of glaucoma disease states. This glaucoma laser platform consists of a family of single-use probes that connect to an intuitive, user-friendly laser console. The product received FDA approval in January 2015, and commenced commercial sales in March 2015. Certain of our laser systems are capable of performing our patented Fovea-Friendly MicroPulse laser photocoagulation in addition to conventional continuous wavelength photocoagulation offered by all of our laser systems. Towards the end of 2012, we introduced the TxCell Scanning Laser Delivery System, a durable delivery device which operates with our IQ 532 and IQ 577 laser consoles. The TxCell Scanning Laser Delivery System saves significant time in a variety of laser photocoagulation procedures by allowing physicians to deliver the laser in a multi-spot scanning mode, a more efficient method for these procedures than the traditional single spot mode, and facilitates the use of the laser console in MicroPulse mode. The majority of our recurring revenues come from the sale of laser probes and our current family of laser probes includes a wide variety of products in 20, 23, 25 and 27 gauge for vitreoretinal surgery along with our recently patented MicroPulse P3 (“MP3”) and G-Probe for glaucoma surgery.

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

General and administrative expenses consist primarily of costs of personnel, legal, accounting, public company costs, insurance and other expenses not allocated to other departments.

Results of Operations

The following table sets forth certain operating data as a percentage of revenues:

	Three Months Ended
	April 2, 2016	April 4, 2015
Revenues	100.0%	100.0%
Cost of revenues	55.6%	49.9%
Gross margin	44.4%	50.1%
Operating expenses:
Research and development	11.4%	11.9%
Sales and marketing	20.4%	19.2%
General and administrative	11.4%	15.3%
Total operating expenses	43.2%	46.4%
Income from operations	1.2%	3.7%
Other expense, net	0.1%	0.0%
Income from operations before provision for income taxes	1.1%	3.7%
Provision for income taxes	0.3%	1.4%
Net income	0.8%	2.3%

The following comparisons are between the three month periods ended April 2, 2016 and April 4, 2015:

Revenues.

(in thousands)	Three Months Ended April 2, 2016	Three Months Ended April 4, 2015	Change in $	Change in %
Systems – domestic	$2,212	$2,081	$131	6.3%
Systems – international	4,546	3,497	1,049	30.0%
Recurring revenues	5,173	5,218	(45)	6.3%
Total revenues	$11,931	$10,796	$1,135	10.5%

Our total revenues increased $1.1 million, or 10.5%, from $10.8 million to $11.9 million for the quarter just ended. The increase is due mainly to the increase in our international systems sales, which increased $1.0 million, or 30.0%, from $3.5 million to $4.5 million. This was primarily a result of an increase in sales to the Asia region. Our domestic systems sales increased $0.1 million, or 6.3%, from $2.1 million to $2.2 million. The increase in our domestic systems sales was fueled mainly by sales of our Cyclo G6 laser systems, which more than offset the decrease in sales of our legacy products. Our recurring revenues, which include sales of our consumable products, service, and royalties, were flat overall at $5.2 million. Sales of our proprietary Cyclo G6 MP3 probes and G-Probes increased in the quarter from the prior year, but were offset by a decline in royalties, and sales of our legacy endoprobes.

Gross Profit and Gross Margin.

Gross profit was $5.3 million compared with $5.4 million, a decrease of $0.1 million or 2.1%. Gross margin was 44.4% compared with 50.1%, a decrease of 5.7 percentage points. The decrease in gross margin was attributable primarily to special introductory prices for the Cyclo G6 glaucoma laser system, sales mix; both in terms of product and geography, and a decrease in average selling price due to the foreign currency exchange rates on the international sales.

Gross margins as a percentage of revenues are expected to continue to fluctuate due to changes in the relative proportions of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and a variety of other factors.

Research and Development.

Research and development (“R&D”) expenses increased $0.1 million, or 6.1%, from $1.3 million to $1.4 million. The increase in spending was attributable primarily to an increase in headcount and associated costs.

Sales and Marketing.

Sales and marketing expenses increased $0.4 million, or 17.3%, from $2.1 million to $2.4 million. The increase in spending was attributable to an increase in general selling and marketing expenses.

General and Administrative.

General and administrative expenses decreased $0.3 million, or 18.0%, from $1.7 million to $1.4 million. The decrease in spending was attributable primarily to decreases in legal expenses, bonus, and salary and related costs.

Other Expense, Net.

Other expense, net amounted to $11 thousand and $7 thousand and consisted primarily of additional expense recorded for the fair value re-measurement of the contingent liabilities incurred as a result of our prior acquisitions.

Income Taxes.

For the three months ended April 2, 2016 and April 4, 2015, we recorded an income tax provision of $40 thousand and $150 thousand, respectively.

Liquidity and Capital Resources.

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital

As of April 2, 2016, we had cash and cash equivalents of $10.5 million and working capital of $23.8 million compared to cash and cash equivalents of $10.0 million and working capital of $23.3 million as of January 2, 2016.

For the three months ended April 2, 2016, net cash of $0.5 million was provided by operating activities, which was generated by net income of $0.1 million and the add back of non-cash items of $0.4 million, partially offset by changes in operating assets and liabilities by $0.1 million. We used $0.2 million net cash in investing activities; $0.1 million on capital expenditures and $0.1 million for payment of the contingent earn-out liability. $0.2 million net cash was provided by financing activities; exercises of employee stock options generated $0.3 million which was partially offset by $0.1 million net cash used to purchase stock under our stock repurchase program and to pay payroll withholding taxes related to net shares settlement of equity awards.

Management is of the opinion that the Company’s current cash and cash equivalents together with our ability to generate cash flows from operations provide sufficient liquidity to operate for the next 12 months.

Contractual Obligations and Commitments.

Our contractual obligations and commitments as of April 2, 2016 are as follows:

(in thousands)	Total	Less than1 Year	1-3 years	3-5 years	More than 5 years
Operating leases payments	$2,962	$741	$2,221	$—	$—
Purchase commitments	10,448	8,034	2,414	—	—
Total obligations	$13,410	$8,775	$4,635	$—	$—

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. None of our international revenues and costs for the three months ended April 2, 2016 were denominated in foreign currencies and therefore changes in foreign currency rates will not have an impact on our income statement or cash flows. However, increases in the value of the U.S. dollar against any local currencies could cause our products to become relatively more expensive to customers in a particular country or region, leading to reduced revenue or profitability in that country or region. As we continue to expand our international sales, our non-U.S. dollar denominated revenue and our exposure to gains and losses on international currency transactions may increase. We currently do not engage in transactions to hedge against the risk of the currency fluctuation, but we may do so in the future.

Interest Rate Risk.

Our exposure to interest rate risk as of April 2, 2016 is related to our cash equivalent holdings, which is nominal given the nature of our cash equivalent holdings. Since we have no fixed or variable interest rate debt outstanding, our interest expense is not affected by changes in interest rates. In the event we issue any new debt in the future, increases in interest rates will increase the interest expense associated with the debt.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 2, 2016. Based on the foregoing, our principal executive and financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

If applicable, we have marked with an asterisk (*) those risk factors below that reflect substantive changes from the risk factors included in our Annual Report on Form 10-K for the year ended January 2, 2016, which was filed with the SEC on March 31, 2016.

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

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the first quarter of fiscal 2016, our international ophthalmology sales were $6.1 million or 51% of total revenues. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. None of our international revenues and costs for the quarter year ended April 2, 2016 have been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. Our international operations and sales are subject to a number of risks and potential costs, including:

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

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including changes in foreign currency exchange rates, quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. For the first quarter of 2016, the trading price of our common stock fluctuated from a low of $7.50 per share to a high of $10.80 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued 23 United States patents and 15 foreign patents on the technologies related to our products and processes. We have 8 pending patent applications in the United States and 25 foreign pending patent applications that have been filed. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Patents have a limited lifetime and once a patent expires competition may increase.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended April 2, 2016.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
01/03/16 to 02/06/16	4,252	$9.01	4,252	$1,032,131
02/07/16 to 03/05/16	2,292	$8.99	2,292	$1,011,531
03/06/16 to 04/02/16	—	$—	—	$1,011,531
Total	6,544	$9.00	6,544	$1,011,531
(1)

In February 2013, the Board of Directors approved a one year $3.0 million stock repurchase program that replaced the prior two year $4.0 million stock repurchase program. In February 2014, the Board of Directors approved the extension of the plan for an additional year. In July 2014, the Board of Directors approved an extension of the plan for an additional year and authorized an additional $3.0 million of stock repurchases. In August 2015, the Board of Directors approved a further extension of the plan for another year and authorized an additional $2.0 million of stock repurchases. The above table reflects the repurchase of shares of our common stock in the open market or privately negotiated transactions during the first quarter of 2016 in accordance with the stock repurchase program. Each repurchase was financed by available cash balances and cash from operations. As of April 2, 2016, we have repurchased 843,785 shares for approximately $6.7 million under this current program and we are authorized to purchase up to an additional $1.0 million in common shares under the stock repurchase program.

(2)	Average price paid per share of common stock repurchased represents the execution price, including commissions paid to brokers.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3.2(2)	Amended and Restated Bylaws of Registrant.
10.1(3)*	Compensatory Agreements for Fiscal Year 2016 and Performance-Based Restricted Stock Unit Awards granted to Certain Executive Officers of the Registrant.
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.CAL	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*	Indicates a management contract or compensatory plan or arrangement.
**

The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

(1)	Incorporated by reference to the Exhibits filed with the Registration Statement on Form SB-2 (No. 333-00320-LA) which was declared effective on February 15, 1996.
(2)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on November 21, 2007.
(3)	Incorporated by reference to the Registrant’s Report on Form 8-K on March 7, 2016.

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

IRIDEX Corporation (Registrant)

Date: May 9, 2016	By:	/s/ WILLIAM M. MOORE
		Name:	William M. Moore
		Title:	President and Chief Executive Officer (Principal Executive and Financial Officer)

Date: May 9, 2016	By:	/s/ ROMEO R. DIZON
		Name:	Romeo R. Dizon
		Title:	Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Exhibit Title

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.

3.2(2)	Amended and Restated Bylaws of Registrant.

10.1(3)*	Compensatory Agreements for Fiscal Year 2016 and Performance-Based Restricted Stock Unit Awards granted to Certain Executive Officers of the Registrant.

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a management contract or compensatory plan or arrangement.
**

The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

(1)	Incorporated by reference to the Exhibits filed with the Registration Statement on Form SB-2 (No. 333-00320-LA) which was declared effective on February 15, 1996.
(2)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on November 21, 2007.
(3)	Incorporated by reference to the Registrant’s Report on Form 8-K on March 7, 2016.