Form 10-Q
period 2016-07-02
IRIDEX CORP
filed 2016-08-08
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2016

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

The number of shares of common stock, $0.01 par value, issued and outstanding as of July 25, 2016 was 10,118,499.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

IRIDEX Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share and per share data)

	July 2, 2016	January 2, 2016 (1)
ASSETS
Current assets:
Cash and cash equivalents	$11,521	$9,995
Accounts receivable, net of allowance for doubtful accounts of $149 as of July 2, 2016 and $140 as of January 2, 2016	8,450	9,282
Inventories	12,141	11,106
Prepaid expenses and other current assets	560	386
Total current assets	32,672	30,769
Property and equipment, net	1,188	1,104
Intangible assets, net	260	268
Goodwill	533	533
Deferred income taxes	8,985	8,985
Other long-term assets	107	164
Total assets	$43,745	$41,823
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,194	$2,223
Accrued compensation	1,750	1,572
Accrued expenses	1,838	1,722
Accrued warranty	610	603
Deferred revenue	1,271	1,311
Total current liabilities	8,663	7,431
Long-term liabilities:
Other long-term liabilities	566	704
Total liabilities	9,229	8,135
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding 10,117,076 and 10,009,408 shares as of July 2, 2016 and January 2, 2016, respectively	112	111
Additional paid-in capital	39,040	37,986
Accumulated deficit	(4,636)	(4,409)
Total stockholders’ equity	34,516	33,688
Total liabilities and stockholders’ equity	$43,745	$41,823

(1)	Derived from the audited consolidated financial statements included in the Annual Report on Form 10-K filed with the SEC for the year ended January 2, 2016.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Total revenues	$11,908	$9,033	$23,839	$19,829
Cost of revenues	6,174	4,816	12,808	10,202
Gross profit	5,734	4,217	11,031	9,627
Operating expenses:
Research and development	1,392	1,482	2,751	2,763
Sales and marketing	2,405	2,158	4,834	4,229
General and administrative	2,331	1,324	3,688	2,979
Total operating expenses	6,128	4,964	11,273	9,971
Loss from operations	(394)	(747)	(242)	(344)
Other expense, net	21	23	32	30
Loss from operations before (benefit from) provision for income taxes	(415)	(770)	(274)	(374)
(Benefit from) provision for income taxes	(87)	(118)	(47)	32
Net loss	$(328)	$(652)	$(227)	$(406)
Net loss per share:
Basic	$(0.03)	$(0.07)	$(0.02)	$(0.04)
Diluted	$(0.03)	$(0.07)	$(0.02)	$(0.04)
Weighted average shares used in computing net loss per common share:
Basic	10,085	10,027	10,060	9,948
Diluted	10,085	10,027	10,060	9,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net loss	$(328)	$(652)	$(227)	$(406)
Other comprehensive loss, net of tax	—	—	—	—
Comprehensive loss	$(328)	$(652)	$(227)	$(406)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended
	July 2, 2016	July 4, 2015
Operating activities:
Net loss	$(227)	$(406)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	291	252
Change in fair value of earn-out liability	33	32
Stock-based compensation	800	562
Provision for doubtful accounts	41	—
Changes in operating assets and liabilities:
Accounts receivable	791	1,018
Inventories	(1,035)	(1,052)
Prepaid expenses and other current assets	(174)	(105)
Other long-term assets	57	26
Accounts payable	971	302
Accrued compensation	178	(393)
Accrued expenses	121	52
Accrued warranty	7	51
Deferred revenue	(40)	20
Other long-term liabilities	14	26
Net cash provided by operating activities	1,828	385
Investing activities:
Acquisition of property and equipment	(367)	(588)
Payment on earn-out liability	(190)	(236)
Net cash used in investing activities	(557)	(824)
Financing activities:
Proceeds from stock option exercises	413	614
Repurchase of common stock	(59)	(670)
Taxes paid related to net share settlements of equity awards	(99)	(605)
Net cash provided by (used in) financing activities	255	(661)
Net increase (decrease) in cash and cash equivalents	1,526	(1,100)
Cash and cash equivalents, beginning of period	9,995	13,303
Cash and cash equivalents, end of period	$11,521	$12,203
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$35	$32

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016, which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2016. The results of operations for the three and six months ended July 2, 2016 and July 4, 2015 are not necessarily indicative of the results for the fiscal year ending December 31, 2016 or any future interim period. The three and six month periods ended July 2, 2016 and July 4, 2015, each had 13 weeks. For purposes of reporting the financial results, the Company’s fiscal years end on the Saturday closest to the end of December. Periodically, the Company includes a 53rd week to a year in order to end that year on the Saturday closest to the end of December.

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

We market our products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of our customers and maintains an allowance for potential credit losses. Historically, we have not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the three and six month periods ended July 2, 2016 and July 4, 2015, no single customer accounted for 10% of total revenues. As of July 2, 2016, no customer accounted for approximately 10% of our accounts receivable and as of January 2, 2016, no customer accounted for more than 10% of our accounts receivable.

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

A reconciliation of the changes in the Company’s deferred revenue balance for the six months ended July 2, 2016 and July 4, 2015 is as follows:

	Six Months Ended
(in thousands)	July 2, 2016	July 4, 2015
Balance, beginning of period	$1,311	$1,179
Additions to deferral	640	687
Revenue recognized	(680)	(667)
Balance, end of period	$1,271	$1,199

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

A reconciliation of the changes in the Company’s warranty liability for the six months ended July 2, 2016 and July 4, 2015 is as follows:

	Six Months Ended
(in thousands)	July 2, 2016	July 4, 2015
Balance, beginning of period	$603	$469
Accruals for product warranties	232	183
Cost of warranty claims and adjustments	(225)	(132)
Balance, end of period	$610	$520

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

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606), which amended certain aspects of the FASB's new revenue standard, ASU No. 2014-09, Revenue from Contracts with Customers. The standard should be adopted concurrently with adoption of ASU 2014-09 which is effective for annual and interim periods beginning after December 15, 2017. We have not yet selected a transition method nor have we determined the effect of the standard on the Company’s ongoing financial reporting.

In May 2016, the FASB issued ASU No. 2016-12 which amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition. This ASU is effective during the same period as ASU 2014-09. We are currently evaluating the impact of this guidance on the Company’s consolidated financial statements.

3. Inventories

The components of the Company’s inventories as of July 2, 2016 and January 2, 2016 are as follows:

(in thousands)	July 2, 2016	January 2, 2016
Raw materials	$5,267	$4,578
Work in process	2,032	1,791
Finished goods	4,842	4,737
Total inventories	$12,141	$11,106

4. Goodwill and Intangible Assets

Goodwill.

The carrying value of goodwill was $0.5 million as of July 2, 2016 and January 2, 2016.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. If, after assessing the totality of circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the two-step impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value. However, an entity also has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test during the second quarter of fiscal 2015 and determined that its goodwill was not impaired. As of July 2, 2016, the Company had not identified any factors that indicated there was an impairment of its goodwill and determined that no additional impairment analysis was then required.

Intangible Assets.

The following table summarizes the components of gross and net intangible asset balances:

	July 2, 2016				January 2, 2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$720	$600	$120	Varies	$720	$600	$120
Customer relations	240	100	140	8.75 Years	240	92	148
Total	$960	$700	$260		$960	$692	$268

For the six months ended July 2, 2016 and July 4, 2015, amortization expense totaled $8 thousand for each period.

The amortization of customer relations was charged to sales and marketing expense and the amortization of patents was charged to cost of revenues.

Future estimated amortization expense (in thousands):
2016 (six months)	$8
2017	78
2018	74
2019	16
2020	16
Thereafter	68
Total	$260

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of July 2, 2016 and January 2, 2016, approximate fair value because of the short maturity of these instruments.

As of July 2, 2016 and January 2, 2016, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows:

	July 2, 2016				January 2, 2016
	Fair Value Measurements				Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$9,664	—	—	$9,664	$9,212	—	—	$9,212
Liabilities:
Earn-out liability	—	—	$848	$848	$—	—	$1,005	$1,005

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

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of July 2, 2016.

As of July 2, 2016	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Weighted Average (range)
Earn-out liability	$848	Discounted cash flow	Projected royalties (in thousands)	$2,720 ($134 - $2,926)
			Discount rate	11.46% (10.22% - 27.00%)

A reconciliation of the changes in the Company’s earn-out liability (Level 3 liability) for the six months ended July 2, 2016 and July 4, 2015 is as follows:

	Six Months Ended
(in thousands)	July 2, 2016	July 4, 2015
Balance as of beginning of the period	$1,005	$1,423
Payments against earn-out	(190)	(236)
Change in fair value of earn-out liability	33	32
Balance as of the end of the period	$848	$1,219

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

2008 Equity Incentive Plan.

For the six months ended July 2, 2016, the only active stock-based compensation plan was the 2008 Equity Incentive Plan (the “Incentive Plan”). The terms of awards granted during the six months ended July 2, 2016 were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 2, 2016.

Summary of Stock Options

The following table summarizes information regarding activity in our stock option plan during the six months ended July 2, 2016:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding as of January 2, 2016	551,492	$6.92
Granted	41,900	$10.60
Exercised	(88,417)	$4.67
Canceled or forfeited	(49,995)	$8.58
Outstanding as of July 2, 2016	454,980	$7.51	$3,638

The weighted average grant date fair value of the options granted under the Company’s stock plans as calculated using the Black-Scholes option-pricing model was $4.33 and $4.40 per share for the three months ended July 2, 2016 and July 4, 2015, respectively. The weighted average grant date fair value of the options granted under the Company’s stock plans as calculated using the Black-Scholes option-pricing model was $4.21 and $4.57 per share for the six months ended July 2, 2016 and July 4, 2015, respectively.

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards (options) with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Average risk free interest rate	1.10%	1.51%	1.16%	1.27%
Expected life (in years)	4.55 years	4.55 years	4.55 years	4.55 years
Dividend yield	—%	—%	—%	—%
Average volatility	46%	51%	47%	51%

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

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended July 2, 2016 and July 4, 2015:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Cost of revenues	$30	$56	$81	$123
Research and development	19	53	51	132
Sales and marketing	41	45	81	104
General and administrative	488	75	587	203
	$578	$229	$800	$562

Stock-based compensation expense capitalized to inventory was immaterial for the quarters ended July 2, 2016 and July 4, 2015.

Occasionally, the Company will grant stock-based instruments to non-employees. During the six months ended July 2, 2016 and July 4, 2015, the amount of stock-based compensation related to non-employee options was not material.

Information regarding stock options outstanding, vested and expected to vest and exercisable as of July 2, 2016 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Options outstanding	454,980	$7.51	4.59	$3,638
Options vested and expected to vest	423,114	$7.40	4.51	$3,432
Options exercisable	226,651	$6.42	3.73	$2,059

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of April 1, 2016, that would have been received by option holders had all option holders exercised their stock options as of that date. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the three months ended July 2, 2016 and July 4, 2015 was approximately $261 thousand and $243 thousand, respectively.

As of July 2, 2016, there was $3.0 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements under the Incentive Plan. The cost is expected to be recognized over a weighted average period of 2.39 years.

Summary of Restricted Stock Units and Awards

Information regarding the restricted stock units (“RSUs”) activity for the six months ended July 2, 2016 is summarized below:

Number of Shares
Outstanding as of January 2, 2016	147,589
Restricted stock units granted	213,867
Restricted stock units released	(30,789)
Restricted stock units cancelled	(66,000)
Outstanding as of July 2, 2016	264,667

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

During the three months ended July 2, 2016, the Company accelerated the vesting of 6,400 of RSUs and 10,000 PRSUs in connection with an employee termination.  In connection with the acceleration, the Company recorded a $220,000 charge to general and administrative expenses.

Information regarding the restricted stock awards activity for the six months ended July 2, 2016 is summarized below:

Number of Shares
Outstanding as of January 2, 2016	2,513
Restricted stock awards granted	1,289
Restricted stock units released	(2,513)
Outstanding as of July 2, 2016	1,289

Stock Repurchase Program.

          In February 2013, the Board of Directors approved a one year $3.0 million stock repurchase program that replaced the prior two year $4.0 million stock repurchase program. In February 2014, the Board of Directors approved the extension of the plan for an additional year. In July 2014, the Board of Directors approved an extension of the plan for an additional year and authorized an additional $3.0 million of stock repurchases. In August 2015, the Board of Directors approved a further extension of the plan for another year and authorized an additional $2.0 million of stock repurchases. During the six months ended July 2, 2016, the Company repurchased 6,544 shares at an average price of $9.00 per share. As of July 2, 2016, we have repurchased 843,785 shares for approximately $6.7 million under this current program and we are authorized to purchase up to an additional $1.0 million in common shares under the stock repurchase program. See Item 2, Unregistered Sales of Equity Securities and Use of Proceeds in Part II, Other Information, for additional information.

7. Income Taxes

Provision for Income Tax.

The Company calculates its interim tax provision in accordance with the provisions of ASC 740-270, Income Taxes; Interim Reporting. For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur.  The Company recorded a tax benefit of $47 for the six months ended July 2, 2016 and a provision for income tax of $32 thousand for the six months ended July 4, 2015.

Deferred Income Taxes.

The Company accounts for income taxes in accordance with ASC topic 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. In the fourth quarter of fiscal year 2014, the Company's management determined, based on the Company's recent history of earnings coupled with its forecasted profitability that it is more likely than not that all of its federal and the majority of its state deferred tax assets will be realized in the foreseeable future.  Accordingly, in the fourth quarter of fiscal year 2014, the Company released $9.2 million of valuation allowance against most of its deferred tax assets except for the California Research and Development Credits. The Company maintains the same positions as of July 2, 2016 and will reevaluate the position on a quarterly basis.

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

8. Computation of Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. Common stock equivalents consist of incremental common shares issuable upon the exercise of stock options, and the release (vesting) of restricted stock units and awards and are calculated under the treasury stock method. Common stock equivalent shares from unexercised stock options, and unvested restricted stock units and awards are excluded from the computation for periods in which we incur a net loss or if the exercise price of such options is greater than the average market price of our common stock for the period as their effect would be anti-dilutive.

  For the six months ended July 2, 2016 and July 4, 2015, stock options to purchase 454,980 and 743,955 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding.

A reconciliation of the numerator and denominator of basic and diluted net loss per common share is provided as follows:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Numerator:
Net loss	$(328)	$(652)	$(227)	$(406)
Denominator:
Weighted average shares of common stock (basic)	10,085	10,027	10,060	9,948
Effect of dilutive stock options	-	-	-	-
Effect of dilutive contingent shares	-	-	-	-
Weighted average shares of common stock (diluted)	10,085	10,027	10,060	9,948
Per share data:
Basic net loss per share	$(0.03)	$(0.07)	$(0.02)	$(0.04)
Diluted net loss per share	$(0.03)	$(0.07)	$(0.02)	$(0.04)

9. Business Segments

The Company operates in one segment, ophthalmology. The Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service and support activities.

Revenue information shown by geographic region, based on the location at which each sale originates, is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
United States	$6,923	$5,391	$12,771	$10,972
Europe	2,297	1,366	4,588	3,680
Rest of Americas	762	539	1,382	1,535
Asia/Pacific Rim	1,926	1,737	5,098	3,642
	$11,908	$9,033	$23,839	$19,829

Revenues are attributed to countries based on location of end customers. No individual country accounted for more than 10% of the Company’s revenues, other than the United States, which accounted for 58.1% and 59.7% of revenues for the three month periods ended July 2, 2016 and July 4, 2015, respectively. For the six month period ended July 2, 2016 and July 4, 2016, the United States accounted for 53.6% and 55.3% of sales, respectively.

10. Subsequent Events

The Company has evaluated subsequent events and has concluded that no subsequent events that require disclosure in the financial statements have occurred since the quarter ended July 2, 2016.

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

Results of Operations

The following table sets forth certain operating data as a percentage of revenues:

	Three Months Ended		Six Months Ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	51.8%	53.3%	53.7%	51.4%
Gross margin	48.2%	46.7%	46.3%	48.6%
Operating expenses:
Research and development	11.7%	16.4%	11.5%	13.9%
Sales and marketing	20.2%	23.9%	20.3%	21.4%
General and administrative	19.6%	14.7%	15.5%	15.0%
Total operating expenses	51.5%	55.0%	47.3%	50.3%
Loss from operations	-3.3%	-8.3%	-1.0%	-1.7%
Other expense, net	0.2%	0.2%	0.1%	0.2%
Loss from operations before (benefit from) provision for income taxes	-3.5%	-8.5%	-1.1%	-1.9%
(Benefit from) provision for income taxes	-0.7%	-1.3%	-0.1%	0.1%
Net loss	-2.8%	-7.2%	-1.0%	-2.0%

The following comparisons are between the three month periods ended July 2, 2016 and July 4, 2015:

Revenues.

(in thousands)	Three Months Ended July 2, 2016	Three Months Ended July 4, 2015	Change in $	Change in %
Systems – domestic	$2,976	$2,164	$812	37.5%
Systems – international	2,910	2,090	820	39.2%
Recurring revenues	6,022	4,779	1,243	26.0%
Total revenues	$11,908	$9,033	$2,875	31.8%

Our total revenues increased $2.9 million, or 31.8%, from $9.0 million to $11.9 million for the quarter just ended. The increase resulted mainly from sales of our Cyclo G6 laser platform. Revenues for the second quarter of 2015 were impacted by supply chain issues that forced us to reduce shipments of laser systems during the quarter.

Gross Profit and Gross Margin.

Gross profit was $5.7 million compared with $4.2 million, an increase of $1.5 million or 36.0%. Gross margin was 48.2% compared with 46.7%, an increase of 1.5 percentage points. The increase in gross margin was attributable primarily to product mix towards higher margin disposable probes.

Gross margins as a percentage of revenues are expected to continue to fluctuate due to changes in the relative proportions of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and a variety of other factors.

Research and Development.

Research and development (“R&D”) expenses decreased $0.1 million, or 6.1%, from $1.5 million to $1.4 million. The decrease in spending was attributable primarily to a decrease in consulting and general operating expenses.

Sales and Marketing.

Sales and marketing expenses increased $0.2 million, or 11.4%, from $2.2 million to $2.4 million. The increase in spending was attributable to an increase in salaries and related costs due to an increase in headcount and other general selling and marketing expenses.

General and Administrative.

General and administrative expenses increased $1.0 million, or 76.1%, from $1.3 million to $2.3 million. The increase in spending was attributable primarily to an increase in termination and severance costs, an increase in bonus and an increase in stock compensation charges.

Other Expense, Net.

Other expense, net amounted to $21 thousand and $23 thousand and consisted primarily of additional expense recorded for the fair value re-measurement of the contingent liabilities incurred as a result of our prior acquisitions.

Income Taxes.

We recorded a benefit from income taxes of $87 thousand and $118 thousand, respectively.

The following comparisons are between the six month periods ended July 2, 2016 and July 4, 2015:

Revenues.

(in thousands)	Six Months Ended July 2, 2016	Six Months Ended July 4, 2015	Change in $	Change in %
Systems – domestic	$5,188	$4,245	$943	22.2%
Systems – international	7,456	5,587	1,869	33.5%
Recurring revenues	11,195	9,997	1,198	12.0%
Total revenues	$23,839	$19,829	$4,010	20.2%

Our total revenues increased $4.0 million, or 20.2%, from $19.8 million to $23.8 million. The increase resulted mainly from sales of our Cyclo G6 laser platform. In 2015, beginning in the second quarter, revenues were impacted by supply chain issues that forced the Company to slow shipments of laser systems throughout the quarter.

Gross Profit and Gross Margin.

Gross profit was $11.1 million compared with $9.6 million, an increase of $1.4 million or 14.6%. Gross margin was 46.3% compared with 48.6%, a decrease of 2.3 percentage points. The decrease in gross margin was attributable primarily to product mix towards lower margin systems sales.

Gross margins as a percentage of revenues are expected to continue to fluctuate due to changes in the relative proportions of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and a variety of other factors.

Research and Development.

Research and development (“R&D”) expenses remained consistent at $2.8 million.

Sales and Marketing.

Sales and marketing expenses increased $0.6 million, or 14.3%, from $4.2 million to $4.8 million. The increase in spending was attributable to an increase in salaries and related costs due to an increase in headcount, commissions and trade shows.

General and Administrative.

General and administrative expenses increased $0.7 million, or 23.8%, from $3.0 million to $3.7 million. The increase in spending was attributable primarily to an increase in termination and severance costs, an increase in bonus and an increase in stock compensation charges.

Other Expense, Net.

Other expense, net amounted to $32 thousand and $30 thousand and consisted primarily of additional expense recorded for the fair value re-measurement of the contingent liabilities incurred as a result of our prior acquisitions.

Income Taxes.

We recorded a benefit from income taxes of $47 thousand and a provision for income taxes of $32 thousand, respectively.

Liquidity and Capital Resources.

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital

As of July 2, 2016, we had cash and cash equivalents of $11.5 million and working capital of $24.0 million compared to cash and cash equivalents of $10.0 million and working capital of $23.3 million as of January 2, 2016.

For the six months ended July 2, 2016, net cash of $1.8 million was provided by operating activities, which was generated by the add back of non-cash items of $1.2 million, and changes in operating assets and liabilities by $0.9 million, which included collection of $0.8 million in accounts receivable, and purchases of $1.0 million in inventory, partially offset by our net loss of $0.2 million. We used $0.6 million net cash in investing activities, $0.4 million on capital expenditures and $0.2 million for payment of the contingent earn-out liability. Financing activities provided $0.3 million of net cash, which was generated by exercises of employee stock options of $0.4 million, which was partially offset by $0.1 million net cash used to purchase stock under our stock repurchase program and $0.1 million to pay payroll withholding taxes related to net shares settlement of equity awards.

Management is of the opinion that the Company’s current cash and cash equivalents together with our ability to generate cash flows from operations provide sufficient liquidity to operate for the next 12 months.

Contractual Obligations and Commitments.

Our contractual obligations and commitments as of July 2, 2016 are as follows:

(in thousands)	Total	Less than1 Year	1-3 years	3-5 years	More than 5 years
Operating leases payments	$2,715	$494	$2,221	$—	$—
Purchase commitments	10,155	5,715	4,440	—	—
Total obligations	$12,870	$6,209	$6,661	$—	$—

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. None of our international revenues and costs for the six months ended July 2, 2016 were denominated in foreign currencies and therefore changes in foreign currency rates will not have an impact on our income statement or cash flows. However, increases in the value of the U.S. dollar against any local currencies could cause our products to become relatively more expensive to customers in a particular country or region, leading to reduced revenue or profitability in that country or region. As we continue to expand our international sales, our non-U.S. dollar denominated revenue and our exposure to gains and losses on international currency transactions may increase. We currently do not engage in transactions to hedge against the risk of the currency fluctuation, but we may do so in the future.

Interest Rate Risk.

Our exposure to interest rate risk as of July 2, 2016 is related to our cash equivalent holdings, which is nominal given the nature of our cash equivalent holdings. Since we have no fixed or variable interest rate debt outstanding, our interest expense is not affected by changes in interest rates. In the event we issue any new debt in the future, increases in interest rates will increase the interest expense associated with the debt.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 2, 2016. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risks Related to Our Business

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

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the second quarter of fiscal 2016, our international ophthalmology sales were $5.0 million or 42% of total revenues. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. None of our international revenues and costs for the quarter ended July 2, 2016 have been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. Our international operations and sales are subject to a number of risks and potential costs, including:

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

Our ability to sell our products and generate revenues depends upon our direct and independent sales forces within the United States and relationships with independent distributors outside the United States. Currently our direct and independent sales forces within the United States consists of approximately 15 employees and 15 independent representatives, respectively. Our international independent distributors are managed by a team of five people. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are entirely dependent on the efforts of these third parties. If any distributor breaches the terms of its distribution agreement with us or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory would be adversely affected.

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

Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued 24 United States patents and 15 foreign patents on the technologies related to our products and processes. We have 7 pending patent applications in the United States and 25 foreign pending patent applications that have been filed. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Patents have a limited lifetime and once a patent expires competition may increase.

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

Our products and operations  are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, storage, handling, exposure to, and disposal of hazardous materials and a large and growing body of international standards which govern the design, manufacture, materials content and sourcing, testing, certification, packaging, installation, use and disposal of our products. We must continually keep abreast of these standards and requirements and integrate compliance to these with the development and regulatory documentation for our products. Failure to meet these standards could limit the ability to market our products in those regions which require compliance to such standards or subject us to fines and penalties. Examples of such standards include laws governing the hazardous material content of our devices and products, such as the European Union (“EU”) Directive 2011/65/EU relating to Restrictions on the Use of Certain Hazardous Substances “RoHS Directive, and the EU Directive 2012/19/EU on Waste Electrical and Electronic Equipment or “WEEE Directive”. Similar laws and regulations have been passed or are pending in several other jurisdictions and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.

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

Risks Related to Ownership of Our Common Stock

Our stock price has been and may continue to be volatile and an investment in our common stock could suffer a decline in value.

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including changes in foreign currency exchange rates, quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. For the second quarter of 2016, the trading price of our common stock fluctuated from a low of $9.87 per share to a high of $15.66 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

* If securities or industry analysts do not continue to publish research or publish incorrect or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us, our market and our competitors. If no or few securities or industry analysts cover our company, the trading price for our stock could be negatively impacted. If one or more of the analysts who covers us downgrades our stock or publishes incorrect or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price or trading volume to decline.

* Because we do not intend to pay dividends, stockholders will benefit from an investment in our common stock only if it appreciates in value.

We expect to retain any earnings for use to further develop our business, and do not expect to declare cash dividends on our common stock in the foreseeable future. The declaration and payment of any such dividends in the future depends upon our earnings, financial condition, capital needs and other factors deemed relevant by the Board of Directors, and may be restricted by future agreements with lenders. As a result, the success of an investment in our common stock will depend entirely upon any future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

* Ownership of our common stock is concentrated among a few investors, which may affect the ability of a third party to acquire control of us. Substantial sales by such investors could cause our stock price to decline.

Our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially own a significant portion of our common stock outstanding as of July 2, 2016. The sale of a substantial number of our shares by any such investor or our other stockholders within a short period of time could cause our stock price to decline, make it more difficult for us to raise funds through future offerings of our common stock or acquire other businesses using our common stock as consideration. Having such a concentration of ownership may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from seeking to acquire, a majority of our outstanding common stock or control of our Board of Directors through a proxy solicitation.

* Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from growing.

Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds to invest in future growth opportunities. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could seriously harm our business and operating results.

* Future sales and issuances of securities could negatively affect our stock price and dilute the ownership interest of our existing investors.

Future sales or issuances of securities by us could decrease the value of our common stock, dilute stockholders’ voting power and reduce future potential earnings per share.

To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell additional equity securities, our existing stockholders may be materially diluted. Additionally, new investors could gain rights, preferences and privileges senior to those of existing holders of our common stock. Further, future resales of our common stock by our existing stockholders could cause the market price of our common stock to decline.  We may also issue debt securities, which may impose restrictive covenants on our operations or otherwise adversely affect the holdings or the rights of our stockholders.

As of April 12, 2016, Holders of an aggregate of 2,060,688 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our other stockholders.  In addition, the shares of common stock subject to outstanding options and RSUs under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public markets in the future, subject to certain legal and control limitations.

We cannot predict the size of future sales and issuances of securities or the effect, if any, that future sales and issuances of securities will have on the market price of our common stock. Sales or issuances of a substantial amount of securities, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

* As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We may experience difficulty in meeting these reporting requirements in a timely manner, particularly if material weaknesses or significant deficiencies persist. In addition, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 while we are a “smaller reporting company” as defined in the Exchange Act.  If we are unable to comply with the requirements of Section 404 in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ Stock Market, the SEC or other regulatory authorities, which could require additional financial and management resources.

Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting. Ineffective disclosure controls and procedures or internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which could likely have a negative effect on the trading price of our common stock.

Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In the event that we are not able to demonstrate compliance with Section 404 of the Sarbanes-Oxley Act in a timely manner, that our internal controls are perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our stock price could decline.

* Our charter documents, anti-takeover provisions of Delaware law, and contractual provisions could delay or prevent an acquisition or sale of our company.

Our Certificate of Incorporation empowers the Board of Directors to establish and issue a class of preferred stock, and to determine the rights, preferences and privileges of the preferred stock. These provisions give the Board of Directors the ability to deter, discourage or make more difficult a change in control of our company, even if such a change in control could be deemed in the interest of our stockholders or if such a change in control would provide our stockholders with a substantial premium for their shares over the then-prevailing market price for the common stock. Our certificate of incorporation and bylaws contain other provisions that could have an anti-takeover effect, including the following:

•	only our board of directors is authorized to fill vacant directorships, including newly created seats ;
•	stockholders cannot act by written consent;
•	special meetings of our stockholders may be called only by our board of directors or by a committee of our board of directors, thus prohibiting a stockholder from calling a special meeting;
•	stockholders must give advance notice to nominate directors or propose other business; and
•	stockholders are not permitted to cumulate votes in the election of directors.

In addition, we are generally subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which regulates corporate acquisitions. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock or prevent changes in our management.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended July 2, 2016.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
04/03/16 to 05/07/16	—	$—	—	$1,011,531
05/08/16 to 06/04/16	—	$—	—	$—
06/05/16 to 07/02/16	—	$—	—	$—
Total	—	$—	—	$1,011,531

(1)

In February 2013, the Board of Directors approved a one year $3.0 million stock repurchase program that replaced the prior two year $4.0 million stock repurchase program. In February 2014, the Board of Directors approved the extension of the plan for an additional year. In July 2014, the Board of Directors approved an extension of the plan for an additional year and authorized an additional $3.0 million of stock repurchases. In August 2015, the Board of Directors approved a further extension of the plan for another year and authorized an additional $2.0 million of stock repurchases. We did not repurchase any shares of our common stock during the second quarter of 2016. This plan will expire on August 15, 2016. As of July 2, 2016, we have repurchased 843,785 shares for approximately $6.7 million under this current program and we are authorized to purchase up to an additional $1.0 million in common shares under the stock repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3.2(2)	Amended and Restated Bylaws of Registrant.
10.1(3)*	Form of Indemnification Agreement, between the Company and certain of its directors and executive officers. Offer.
10.2(3)*	Letter between the Company and Mr. Mokari effective as of May 13, 2016.
10.3(3)*	Change in Control Severance Agreement, between the Company and Mr. Mokari.
10.4(4)*	Confidential Separation Agreement and Release of All Claims dated as of June 15, 2016 by and between the Company and Ronald Steckel.
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.CAL	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a management contract or compensatory plan or arrangement.
**

The certification furnished in Exhibit 32.1 and 32.2 hereto is deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

(1)	Incorporated by reference to the Exhibits filed with the Registration Statement on Form SB-2 (No. 333-00320-LA) which was declared effective on February 15, 1996.
(2)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on November 21, 2007.
(3)	Incorporated by reference to the Registrant’s Report on Form 8-K on July 11, 2016.
(4)	Incorporated by reference to the Registrant’s Report on Form 8-K on June 21, 2016.

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

IRIDEX Corporation (Registrant)

Date: August 8, 2016	By:	/s/ WILLIAM M. MOORE
		Name:	William M. Moore
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2016	By:	/s/ ROMEO R. DIZON
		Name:	Romeo R. Dizon
		Title:	Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3.2(2)	Amended and Restated Bylaws of Registrant.
10.1(3)*	Form of Indemnification Agreement, between the Company and certain of its directors and executive officers. Offer.
10.2(3)*	Letter between the Company and Mr. Mokari effective as of May 13, 2016.
10.3(3)*	Change in Control Severance Agreement, between the Company and Mr. Mokari.
10.4(4)*	Confidential Separation Agreement and Release of All Claims dated as of June 15, 2016 by and between the Company and Ronald Steckel.
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.CAL	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a management contract or compensatory plan or arrangement.
**

The certification furnished in Exhibit 32.1 and 32.2 hereto is deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

(1)	Incorporated by reference to the Exhibits filed with the Registration Statement on Form SB-2 (No. 333-00320-LA) which was declared effective on February 15, 1996.
(2)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on November 21, 2007.
(3)	Incorporated by reference to the Registrant’s Report on Form 8-K on July 11, 2016.
(4)	Incorporated by reference to the Registrant’s Report on Form 8-K on June 21, 2016.