Form 10-Q
period 2016-10-01
IRIDEX CORP
filed 2016-11-07
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2016

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

The number of shares of common stock, $0.01 par value, issued and outstanding as of October 24, 2016 was 10,148,110.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

IRIDEX Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share and per share data)

	October 1, 2016	January 2, 2016 (1)
ASSETS
Current assets:
Cash and cash equivalents	$9,577	$9,995
Accounts receivable, net of allowance for doubtful accounts of $174 as of October 1, 2016 and $140 as of January 2, 2016	7,926	9,282
Inventories	12,678	11,106
Prepaid expenses and other current assets	1,225	386
Total current assets	31,406	30,769
Property and equipment, net	1,447	1,104
Intangible assets, net	256	268
Goodwill	533	533
Deferred income taxes	8,985	8,985
Other long-term assets	87	164
Total assets	$42,714	$41,823
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,472	$2,223
Accrued compensation	1,574	1,572
Accrued expenses	1,622	1,722
Accrued warranty	570	603
Deferred revenue	1,305	1,311
Total current liabilities	7,543	7,431
Long-term liabilities:
Other long-term liabilities	619	704
Total liabilities	8,162	8,135
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding 10,146,235 and 10,009,408 shares as of October 1, 2016 and January 2, 2016, respectively	112	111
Additional paid-in capital	39,747	37,986
Accumulated deficit	(5,307)	(4,409)
Total stockholders’ equity	34,552	33,688
Total liabilities and stockholders’ equity	$42,714	$41,823

(1)	Derived from the audited consolidated financial statements included in the Annual Report on Form 10-K filed with the SEC for the year ended January 2, 2016.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Total revenues	$9,789	$9,815	$33,628	$29,644
Cost of revenues	5,544	4,974	18,352	15,176
Gross profit	4,245	4,841	15,276	14,468
Operating expenses:
Research and development	1,256	1,237	4,007	4,000
Sales and marketing	2,378	2,234	7,212	6,463
General and administrative	1,858	1,227	5,546	4,206
Total operating expenses	5,492	4,698	16,765	14,669
(Loss) income from operations	(1,247)	143	(1,489)	(201)
Other (expense) income, net	(51)	164	(83)	134
(Loss) income from operations before benefit from income taxes	(1,298)	307	(1,572)	(67)
Benefit from income taxes	(627)	(135)	(674)	(103)
Net (loss) income	$(671)	$442	$(898)	$36
Net (loss) income per share:
Basic	$(0.07)	$0.04	$(0.09)	$0.00
Diluted	$(0.07)	$0.04	$(0.09)	$0.00
Weighted average shares used in computing net (loss) income per common share:
Basic	10,129	9,972	10,083	9,956
Diluted	10,129	10,094	10,083	10,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net (loss) income	$(671)	$442	$(898)	$36
Other comprehensive loss, net of tax	—	—	—	—
Comprehensive (loss) income	$(671)	$442	$(898)	$36

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended
	October 1, 2016	October 3, 2015
Operating activities:
Net (loss) income	$(898)	$36
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	461	389
Change in fair value of earn-out liability	86	(129)
Stock-based compensation	1,270	725
Provision for doubtful accounts	66	36
Deferred income taxes	—	2
Changes in operating assets and liabilities:
Accounts receivable	1,290	565
Inventories	(1,572)	(2,065)
Prepaid expenses and other current assets	(839)	(156)
Other long-term assets	77	37
Accounts payable	249	801
Accrued compensation	2	(552)
Accrued expenses	16	(180)
Accrued warranty	(33)	59
Deferred revenue	(6)	32
Other long-term liabilities	26	46
Net cash provided by (used in) operating activities	195	(354)
Investing activities:
Acquisition of property and equipment	(792)	(731)
Payment on earn-out liability	(313)	(328)
Net cash used in investing activities	(1,105)	(1,059)
Financing activities:
Proceeds from stock option exercises	650	747
Repurchase of common stock	(59)	(1,543)
Repurchase of vested stock options	—	(275)
Taxes paid related to net share settlements of equity awards	(99)	(606)
Net cash provided by (used in) financing activities	492	(1,677)
Net decrease in cash and cash equivalents	(418)	(3,090)
Cash and cash equivalents, beginning of period	9,995	13,303
Cash and cash equivalents, end of period	$9,577	$10,213
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$37	$33

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016, which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2016. The results of operations for the three and nine months ended October 1, 2016 and October 3, 2015 are not necessarily indicative of the results for the fiscal year ending December 31, 2016 or any future interim period. The three and nine month periods ended October 1, 2016 and October 3, 2015, each had 13 weeks. For purposes of reporting the financial results, the Company’s fiscal years end on the Saturday closest to the end of December. Periodically, the Company includes a 53rd week to a year in order to end that year on the Saturday closest to the end of December.

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

We market our products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of our customers and maintains an allowance for potential credit losses. Historically, we have not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the three and nine month periods ended October 1, 2016 and October 3, 2015, no single customer accounted for 10% of total revenues. As of October 1, 2016, no customer accounted for approximately 10% of our accounts receivable and as of January 2, 2016, no customer accounted for more than 10% of our accounts receivable.

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

A reconciliation of the changes in the Company’s deferred revenue balance for the nine months ended October 1, 2016 and October 3, 2015 is as follows:

	Nine Months Ended
(in thousands)	October 1, 2016	October 3, 2015
Balance, beginning of period	$1,311	$1,179
Additions to deferral	1,025	1,068
Revenue recognized	(1,031)	(1,036)
Balance, end of period	$1,305	$1,211

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

A reconciliation of the changes in the Company’s warranty liability for the nine months ended October 1, 2016 and October 3, 2015 is as follows:

	Nine Months Ended
(in thousands)	October 1, 2016	October 3, 2015
Balance, beginning of period	$603	$469
Accruals for product warranties	318	267
Cost of warranty claims and adjustments	(351)	(208)
Balance, end of period	$570	$528

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

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." This ASU affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions, which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. This ASU will become effective for the Company on December 15, 2016 (including interim reporting periods within those periods). Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. We are currently evaluating the impact of this new standard on the Company’s consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606)”, which amended certain aspects of the FASB's new revenue standard, ASU No. 2014-09, Revenue from Contracts with Customers. The standard should be adopted concurrently with adoption of ASU 2014-09 which is effective for annual and interim periods beginning after December 15, 2017. We have not yet selected a transition method nor have we determined the effect of the standard on the Company’s ongoing financial reporting.

In May 2016, the FASB issued ASU No. 2016-12 which amended the revenue recognition guidance regarding collectibility, noncash consideration, presentation of sales tax and transition. This ASU is effective during the same period as ASU 2014-09. We are currently evaluating the impact of this guidance on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15 "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments". The amendment gives guidance and reduces diversity in practice with respect to certain types of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. We are currently evaluating the impact of this guidance on the Company’s consolidated financial statements.

3. Inventories

The components of the Company’s inventories as of October 1, 2016 and January 2, 2016 are as follows:

(in thousands)	October 1, 2016	January 2, 2016
Raw materials	$5,499	$4,578
Work in process	2,715	1,791
Finished goods	4,464	4,737
Total inventories	$12,678	$11,106

4. Goodwill and Intangible Assets

Goodwill.

The carrying value of goodwill was $0.5 million as of October 1, 2016 and January 2, 2016.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. If, after assessing the totality of circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the two-step impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value. However, an entity also has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test during the second quarter of fiscal 2016 and determined that its goodwill was not impaired. As of October 1, 2016, the Company had not identified any factors that indicated there was an impairment of its goodwill and determined that no additional impairment analysis was then required.

Intangible Assets.

The following table summarizes the components of gross and net intangible asset balances:

	October 1, 2016				January 2, 2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$720	$600	$120	Varies	$720	$600	$120
Customer relations	240	104	136	8.50 Years	240	92	148
Total	$960	$704	$256		$960	$692	$268

For the nine months ended October 1, 2016 and October 3, 2015, amortization expense totaled $12 thousand for each period.

The amortization of customer relations was charged to sales and marketing expense and the amortization of patents was charged to cost of revenues.

Future estimated amortization expense (in thousands):
2016 (three months)	$4
2017	78
2018	74
2019	16
2020	16
Thereafter	68
Total	$256

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of October 1, 2016 and January 2, 2016, approximate fair value because of the short maturity of these instruments.

As of October 1, 2016 and January 2, 2016, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows:

	October 1, 2016				January 2, 2016
	Fair Value Measurements				Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$9,577	—	—	$9,577	$9,212	—	—	$9,212
Liabilities:
Earn-out liability	$—	—	$778	$778	$—	—	$1,005	$1,005

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

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of October 1, 2016.

As of October 1, 2016	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Weighted Average (range)
Earn-out liability	$778	Discounted cash flow	Projected royalties (in thousands)	$2,096 ($134 - $2,284)
			Discount rate	11.83% (10.37% - 27.00%)

A reconciliation of the changes in the Company’s earn-out liability (Level 3 liability) for the nine months ended October 1, 2016 and October 3, 2015 is as follows:

	Nine Months Ended
(in thousands)	October 1, 2016	October 3, 2015
Balance as of beginning of the period	$1,005	$1,423
Payments against earn-out	(313)	(328)
Change in fair value of earn-out liability	86	(129)
Balance as of the end of the period	$778	$966

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

The Company values options using the Black-Scholes option pricing model. Restricted stock and time-based restricted stock units are valued at the grant date fair value of the underlying common shares. Performance-based restricted stock units with market conditions are valued using the Monte Carlo simulation model. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. The Monte Carlo simulation model incorporates assumptions for the holding period, risk-free interest rate, stock price volatility and dividend yield.

2008 Equity Incentive Plan.

For the nine months ended October 1, 2016, the only active stock-based compensation plan was the 2008 Equity Incentive Plan (the “Incentive Plan”). The terms of awards granted during the nine months ended October 1, 2016 were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 2, 2016.

Summary of Stock Options

The following table summarizes information regarding activity under the Incentive Plan during the nine months ended October 1, 2016:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding as of January 2, 2016	551,492	$6.92
Granted	79,777	$13.30
Exercised	(117,576)	$5.53
Canceled or forfeited	(51,307)	$8.56
Outstanding as of October 1, 2016	462,386	$8.19	$2,980

The weighted average grant date fair value of the options granted under the Incentive Plan as calculated using the Black-Scholes option-pricing model was $6.37 and $2.77 per share for the three months ended October 1, 2016 and October 3, 2015, respectively. The weighted average grant date fair value of the options granted under the Incentive Plan as calculated using the Black-Scholes option-pricing model was $5.23 and $4.23 per share for the nine months ended October 1, 2016 and October 3, 2015, respectively.

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards (options) with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Average risk free interest rate	1.03%	1.30%	1.10%	1.27%
Expected life (in years)	4.55 years	4.55 years	4.55 years	4.55 years
Dividend yield	—%	—%	—%	—%
Average volatility	46%	47%	46%	50%

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

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended October 1, 2016 and October 3, 2015:

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Cost of revenues	$3	$49	$84	$172
Research and development	39	21	90	153
Sales and marketing	38	42	119	146
General and administrative	390	51	977	254
	$470	$163	$1,270	$725

Stock-based compensation expense capitalized to inventory was immaterial for the nine months ended October 1, 2016 and October 3, 2015.

Occasionally, the Company will grant stock-based instruments to non-employees. During the nine months ended October 1, 2016 and October 3, 2015, the amount of stock-based compensation related to non-employee options was not material.

Information regarding stock options outstanding, vested and expected to vest and exercisable as of October 1, 2016 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Options outstanding	462,386	$8.19	4.54	$2,980
Options vested and expected to vest	428,659	$7.98	4.44	$2,844
Options exercisable	225,703	$6.35	3.52	$1,837

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of September 30, 2016, that would have been received by option holders had all option holders exercised their stock options as of that date. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the three months ended October 1, 2016 and October 3, 2015 was approximately $187 thousand and $144 thousand, respectively.

As of October 1, 2016, there was $3.5 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements under the Incentive Plan. The cost is expected to be recognized over a weighted average period of 2.47 years.

Summary of Restricted Stock Units and Awards

Information regarding the restricted stock units (“RSUs”) activity for the nine months ended October 1, 2016 is summarized below:

Number of Shares
Outstanding as of January 2, 2016	147,589
Restricted stock units granted	285,005
Restricted stock units released	(30,789)
Restricted stock units cancelled	(66,000)
Outstanding as of October 1, 2016	335,805

During the nine months ended October 1, 2016, the Company awarded 285,005 restricted stock units at a weighted-average grant date fair value of $11.89 per share. Of this amount, 256,138 stock units represent performance based shares that are subject to service, performance and market vesting conditions with a weighted-average grant date fair value of $11.40 per share.

RSUs granted with market conditions are valued using the Monte Carlo simulation model and compensation expense is recognized ratably during the service period even if the market condition is not satisfied. To the extent that the market condition is not met, the RSUs will not vest and will be cancelled.

RSUs granted with performance conditions are valued at the grant date fair value of the underlying common shares. The Company makes a determination regarding the probability of the performance criteria being achieved and compensation expense is recognized ratably over the vesting period, if it is expected that the performance criteria will be met.

During the nine months ended October 1, 2016, the Company accelerated the vesting of 6,400 of restricted stock units and 10,000 performance-based restricted stock units in connection with an early termination. In connection with the acceleration, the Company recorded a $220,000 charge to general and administrative expenses.

Information regarding the restricted stock awards activity for the nine months ended October 1, 2016 is summarized below:

Number of Shares
Outstanding as of January 2, 2016	2,513
Restricted stock awards granted	1,289
Restricted stock awards released	(2,513)
Outstanding as of October 1, 2016	1,289

During the nine months ended October 1, 2016, the Company awarded 1,289 unvested restricted stock awards at an average grant date fair value of $15.51 per share.

Stock Repurchase Program.

In February 2013, the Board of Directors approved a one year $3.0 million stock repurchase program that replaced the prior two year $4.0 million stock repurchase program. In February 2014, the Board of Directors approved the extension of the plan for an additional year. In July 2014, the Board of Directors approved an extension of the plan for an additional year and authorized an additional $3.0 million of stock repurchases. In August 2015, the Board of Directors approved a further extension of the plan for another year and authorized an additional $2.0 million of stock repurchases. During the nine months ended October 1, 2016, the Company repurchased 6,544 shares at an average price of $9.00 per share. As of October 1, 2016, we have repurchased 843,785 shares for approximately $6.7 million under this current program. The remaining balance of approximately $1.0 million approved under the plan was not used when the plan lapsed in August 2016.

7. Income Taxes

Provision for Income Tax.

The Company calculates its interim tax provision in accordance with the provisions of ASC 740-270, Income Taxes; Interim Reporting. For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur. The Company recorded an income tax benefit of $674 thousand for the nine months ended October 1, 2016 and an income tax benefit of $103 thousand for the nine months ended October 3, 2015.

Deferred Income Taxes.

The Company accounts for income taxes in accordance with ASC topic 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. In the fourth quarter of fiscal year 2014, the Company's management determined, based on the Company's recent history of earnings coupled with its forecasted profitability that it is more likely than not that all of its federal and the majority of its state deferred tax assets will be realized in the foreseeable future.  Accordingly, in the fourth quarter of fiscal year 2014, the Company released $9.2 million of valuation allowance against most of its deferred tax assets except for the California Research and Development Credits. The Company maintains the same positions as of October 1, 2016 and will reevaluate the position on a quarterly basis.

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

For the three and nine months ended October 1, 2016, stock options to purchase 462,386 shares of common stock, 335,805 RSUs and 1,289 restricted stock awards were excluded from the computation of diluted weighted average shares outstanding because the effect of such would be anti-dilutive.

For the three and nine months ended October 3, 2015, stock options to purchase 234,958 shares of common stock, 147,589 RSUs and 2,513 restricted stock awards were excluded from the computation of diluted weighted average shares outstanding because the effect of such would be anti-dilutive.

A reconciliation of the numerator and denominator of basic and diluted net loss per common share is provided as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Numerator:
Net (loss) income	$(671)	$442	$(898)	$36
Denominator:
Weighted average shares of common stock (basic)	10,129	9,972	10,083	9,956
Effect of dilutive stock options	—	117	—	174
Effect of dilutive contingent shares	—	5	—	12
Weighted average shares of common stock (diluted)	10,129	10,094	10,083	10,142
Per share data:
Basic net (loss) income per share	$(0.07)	$0.04	$(0.09)	$—
Diluted net (loss) income per share	$(0.07)	$0.04	$(0.09)	$—

9. Business Segments

The Company operates in one segment, ophthalmology. The Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service and support activities.

Revenue information shown by geographic region, based on the location at which each sale originates, is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
United States	$5,871	$5,791	$18,642	$16,763
Europe	2,191	2,083	6,779	5,763
Rest of Americas	476	506	1,858	2,041
Asia/Pacific Rim	1,251	1,435	6,349	5,077
	$9,789	$9,815	$33,628	$29,644

Revenues are attributed to countries based on location of end customers. No individual country accounted for more than 10% of the Company’s revenues, other than the United States, which accounted for 60.0% and 59.0% of revenues for the three month periods ended October 1, 2016 and October 3, 2015, respectively. For the nine month periods ended October 1, 2016 and October 3, 2015, the United States accounted for 55.4% and 56.5% of sales, respectively.

10. Subsequent Events

On November 2, 2016, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank providing for a $15.0 million secured revolving loan facility (“Revolving Loan Facility”), with availability subject to an accounts receivable borrowing base formula. Borrowings under the Revolving Loan Facility accrue interest at a per annum rate equal to the Wall Street Journal Prime Rate as in effect from time to time, plus 1.5%.  The Loan Agreement does not include any financial covenants. The Company may borrow, repay and reborrow funds under the Revolving Loan Facility until November 2, 2019, at which time the Revolving Loan Facility matures and all outstanding amounts must be repaid.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, such as statements relating to our anticipated levels of future sales; our operating results and long term growth; market acceptance and adoption of our products and our outlook for system sales; our gross margin goals and performance; the success of our efforts to reduce costs and manage cash flows; general economic conditions, including changes in foreign currency rates, and levels of international sales; corporate strategy; effects of seasonality; inspections by and approvals required by the Food and Drug Administration (“FDA”); our current and future liquidity and capital requirements; levels of future investment in research and development and sales and marketing efforts; our product distribution strategies with Alcon, Inc.; and compliance of our devices and products with various environmental laws and regulations. In some cases, forward-looking statements can be identified by terminology, such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements, including as a result of the factors set forth under the section entitled “Risk Factors” in Item 1A of Part II of this quarterly report on Form 10-Q and “Factors That May Affect Future Operating Results” and other risks detailed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2016 and detailed from time to time in our reports filed with the Securities and Exchange Commission. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this quarterly report on Form 10-Q. We undertake no obligation to update such forward-looking statements to reflect events or circumstances occurring after the date of this report.

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

Our ophthalmology revenues arise primarily from the sale of our laser systems (IQ, Oculight and Cyclo G6), consumables and service and support activities. Our current family of IQ products includes IQ 532 and IQ 577 laser photocoagulation systems and our OcuLight products include OcuLight TX, OcuLight GL, OcuLight GLx, OcuLight SL, and OcuLight SLx laser photocoagulation systems. Our Cyclo G6 Glaucoma Laser System is an 810nm, infrared laser designed to treat patients diagnosed with a range of glaucoma disease states. This glaucoma laser platform consists of a family of single-use probes that connect to an intuitive, user-friendly laser console. The product received FDA approval in January 2015, and commenced commercial sales in March 2015. Certain of our laser systems are capable of performing our patented Fovea-Friendly MicroPulse laser photocoagulation in addition to conventional continuous wavelength photocoagulation offered by all of our laser systems. Towards the end of 2012, we introduced the TxCell Scanning Laser Delivery System, a durable delivery device which operates with our IQ 532 and IQ 577 laser consoles. The TxCell Scanning Laser Delivery System saves significant time in a variety of laser photocoagulation procedures by allowing physicians to deliver the laser in a multi-spot scanning mode, a more efficient method for these procedures than the traditional single spot mode, and facilitates the use of the laser console in MicroPulse mode. The majority of our recurring revenues come from the sale of laser probes and our current family of laser probes includes a wide variety of products in 20, 23, 25 and 27 gauge for vitreoretinal surgery along with our recently patented MicroPulse P3 (“MP3”) and G-Probe for glaucoma surgery.

Sales to international distributors are made on open credit terms or letters of credit and are currently denominated in U.S. dollars and accordingly, are not subject to direct risks associated with currency fluctuations. However, increases in the value of the U.S. dollar against any local currencies could cause our products to become relatively more expensive to customers in a particular country or region, leading to reduced revenue or profitability in that country or region.

Cost of revenues consists primarily of the cost of purchasing components and sub-systems, assembling, packaging, shipping and testing components at our facility, direct labor and associated overhead; warranty, royalty and amortization of intangible assets; and depot service costs.

Research and development expenses consist primarily of personnel costs and materials to support new product development, and regulatory expenses. Research and development costs have been expensed as incurred.

Sales and marketing expenses consist primarily of costs of personnel, sales commissions, travel expenses, advertising and promotional expenses.

General and administrative expenses consist primarily of costs of personnel, legal, accounting, public company costs, insurance and other expenses not allocated to other departments.

Results of Operations

The following table sets forth certain operating data as a percentage of revenues:

	Three Months Ended		Nine Months Ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	56.6%	50.7%	54.6%	51.2%
Gross margin	43.4%	49.3%	45.4%	48.8%
Operating expenses:
Research and development	12.8%	12.6%	11.9%	13.5%
Sales and marketing	24.3%	22.8%	21.5%	21.8%
General and administrative	19.0%	12.5%	16.5%	14.2%
Total operating expenses	56.1%	47.9%	49.9%	49.5%
(Loss) income from operations	(12.7%)	1.4%	(4.5%)	(0.7%)
Other (expense) income, net	(0.6%)	1.7%	(0.2%)	0.5%
(Loss) income from operations before benefit from income taxes	(13.3%)	3.1%	(4.7%)	(0.2%)
Benefit from income taxes	(6.4%)	(1.4%)	(2.0%)	(0.3%)
Net (loss) income	(6.9%)	4.5%	(2.7%)	0.1%

The following comparisons are between the three month periods ended October 1, 2016 and October 3, 2015:

Revenues.

(in thousands)	Three Months Ended October 1, 2016	Three Months Ended October 3, 2015	Change in $	Change in %
Systems – domestic	$2,227	$2,347	$(120)	(5.1%)
Systems – international	2,130	2,479	(349)	(14.1%)
Recurring revenues	5,432	4,989	443	8.9%
Total revenues	$9,789	$9,815	$(26)	(0.3%)

Our total revenues remained flat at $9.8 million, however, our sales of certain retina laser systems, both domestic and international, decreased due to an issue, which has since been resolved, that impacted our rate of shipments in the third quarter.  This decrease was offset by an increase in sales of our Cyclo G6 laser systems and an increase in our recurring revenues, which resulted primarily from sales of Cyclo G6-related MP3 probes.

Gross Profit and Gross Margin.

Gross profit was $4.2 million compared with $4.8 million, a decrease of $0.6 million or (12.3%). Gross margin was 43.4% compared with 49.3%, a decrease of 5.9 percentage points. The decrease in gross margin was attributable to a decrease in direct margins, an increase in manufacturing overhead spending and an increase in manufacturing variances.

Gross margins as a percentage of revenues are expected to continue to fluctuate due to changes in the relative proportions of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and a variety of other factors.

Research and Development.

Research and development (“R&D”) expenses increased from $1.2 million to $1.3 million.

Sales and Marketing.

Sales and marketing expenses increased $0.1 million, or 6.4%, from $2.2 million to $2.4 million. The increase in spending was attributable to an increase in salaries and related costs due to an increase in headcount and other general selling and marketing expenses.

General and Administrative.

General and administrative expenses increased $0.6 million, or 51.4%, from $1.2 million to $1.9 million. The increase in spending was attributable primarily to an increase in stock compensation charges and an increase in legal expenses.

Other (Expense) Income, Net.

Other (expense) income, net amounted to $0.1 million expense compared to $0.2 million income and consisted primarily of the change in expense associated with the re-measurement of the contingent liabilities incurred as a result of our prior acquisitions.

Income Taxes.

We recorded a benefit from income taxes of $0.6 million and $0.1 million, respectively.

The following comparisons are between the nine month periods ended October 1, 2016 and October 3, 2015:

Revenues.

(in thousands)	Nine Months Ended October 1, 2016	Nine Months Ended October 3, 2015	Change in $	Change in %
Systems – domestic	$7,415	$6,592	$823	12.5%
Systems – international	9,586	8,066	1,520	18.8%
Recurring revenues	16,627	14,986	1,641	11.0%
Total revenues	$33,628	$29,644	$3,984	13.4%

Our total revenues increased $4.0 million, or 13.4%, from $29.6 million to $33.6 million. The increase is due mainly to the increase in sales of our Cyclo G6 laser systems, both domestic and international, and an increase in Cyclo G6-related MP3 probes recurring revenues. This increase was partially offset by a decrease in sales of certain retina laser systems.

Gross Profit and Gross Margin.

Gross profit was $15.3 million compared with $14.5 million, an increase of $0.8 million or 5.6%. Gross margin was 45.4% compared with 48.8%, a decrease of 3.4 percentage points. The decrease in gross margin was attributable to a decrease in direct margins and an increase in manufacturing variances, partially offset by a decrease in manufacturing overhead spending.

Research and Development.

Research and development expenses remained consistent at $4.0 million.

Sales and Marketing.

Sales and marketing expenses increased $0.7 million, or 11.6%, from $6.5 million to $7.2 million. The increase in spending was attributable to an increase in salaries and related costs due to an increase in headcount, commissions and trade shows.

General and Administrative.

General and administrative expenses increased $1.3 million, or 31.9%, from $4.2 million to $5.5 million. The increase in spending was attributable primarily to an increase in termination and severance costs, an increase in stock compensation charges and an increase in consulting.

Other (Expense) Income, Net.

Other (expense) income, net amounted to $0.1 million expense compared to $0.1 million income and consisted primarily of the change in expense associated with the re-measurement of the contingent liabilities incurred as a result of our prior acquisitions.

Income Taxes.

We recorded a benefit from income taxes of $0.7 million and $0.1 million, respectively.

Liquidity and Capital Resources.

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of October 1, 2016, we had cash and cash equivalents of $9.6 million and working capital of $23.9 million compared to cash and cash equivalents of $10.0 million and working capital of $23.3 million as of January 2, 2016.

For the nine months ended October 1, 2016, net cash of $0.2 million was provided by operating activities, which was generated by the add back of non-cash items of $1.9 million, and changes in operating assets and liabilities by $0.8 million, which included net collections of $1.3 million in accounts receivable, an increase of $1.6 million in inventory, and an increase of prepaid expenses and other current assets of $0.8 million, partially offset by our net loss of $0.9 million. We used $1.1 million net cash in investing activities, $0.8 million on capital expenditures and $0.3 million for payment of the contingent earn-out liability. Financing activities provided $0.5 million of net cash, which was generated by exercises of employee stock options of $0.7 million, which was partially offset by $0.1 million net cash used to purchase stock under our stock repurchase program and $0.1 million to pay payroll withholding taxes related to net shares settlement of equity awards.

In August 2016, we filed a shelf registration statement with the SEC enabling us to offer for sale, from time to time, an unspecified amount of securities in one or more offerings and is intended to give us flexibility to take advantage of financing opportunities as needed or deemed desirable in light of market conditions. We have not issued any securities under this shelf registration statement.

In November 2016, the Company entered into a Loan and Security Agreement with Silicon Valley Bank providing for a $15.0 million secured revolving loan facility, with availability subject to an accounts receivable borrowing base formula. We have not drawn against the revolving loan facility. Management is of the opinion that the Company’s current cash and cash equivalents together with our ability to generate cash flows from operations, raise capital or draw under the revolving loan facility, provide sufficient liquidity to operate for the next 12 months.

Contractual Obligations and Commitments.

Our contractual obligations and commitments as of October 1, 2016 are as follows:

(in thousands)	Total	Less than1 Year	1-3 years	3-5 years	More than 5 years
Operating leases payments	$2,468	$247	$2,221	$—	$—
Purchase commitments	7,901	2,349	5,552	—	—
Total obligations	$10,369	$2,596	$7,773	$—	$—

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. None of our international revenues and costs for the nine months ended October 1, 2016 were denominated in foreign currencies and therefore changes in foreign currency rates will not have an impact on our income statement or cash flows. However, increases in the value of the U.S. dollar against any local currencies could cause our products to become relatively more expensive to customers in a particular country or region, leading to reduced revenue or profitability in that country or region. As we continue to expand our international sales, our non-U.S. dollar denominated revenue and our exposure to gains and losses on international currency transactions may increase. We currently do not engage in transactions to hedge against the risk of the currency fluctuation, but we may do so in the future.

Interest Rate Risk.

Our exposure to interest rate risk as of October 1, 2016 is related to our cash equivalent holdings, which is nominal given the nature of our cash equivalent holdings. Since we have no fixed or variable interest rate debt outstanding, our interest expense is not affected by changes in interest rates. In the event we issue any new debt in the future, increases in interest rates will increase the interest expense associated with the debt.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 1, 2016. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have recently experienced production difficulties as we continued to increase production for certain legacy and new product offerings to meet the increased sales volumes. When these production difficulties began manifesting themselves as quality issues we reduced shipments, particularly to international distributors. We recently experienced certain supply chain and sales force training issues that caused us to reduce the shipment of certain products, and we may experience similar issues in the future. If we are unable to address these issues in a timely and cost-effective manner, or if we were to experience similar issues in the future, our sales levels may suffer and manufacturing and operational costs may increase.

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

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the third quarter of fiscal 2016, our international ophthalmology sales were $3.9 million or 40% of total revenues. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. None of our international revenues and costs for the quarter ended October 1, 2016 have been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets. Our international operations and sales are subject to a number of risks and potential costs, including:

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

•	variances in shipment volumes as a result of quality, supply chain and training issues; and
•	increased product innovation costs.

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

Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued 29 United States patents and 17 foreign patents on the technologies related to our products and processes. We have 7 pending patent applications in the United States and 20 foreign pending patent applications that have been filed. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Patents have a limited lifetime and once a patent expires competition may increase.

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

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including changes in foreign currency exchange rates, quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. For the third quarter of 2016, the trading price of our common stock fluctuated from a low of $13.39 per share to a high of $16.64 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

Our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially own a significant portion of our common stock outstanding as of October 1, 2016. The sale of a substantial number of our shares by any such investor or our other stockholders within a short period of time could cause our stock price to decline, make it more difficult for us to raise funds through future offerings of our common stock or acquire other businesses using our common stock as consideration. Having such a concentration of ownership may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from seeking to acquire, a majority of our outstanding common stock or control of our Board of Directors through a proxy solicitation.

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

As of October 1, 2016, holders of an aggregate of 2,060,688 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our other stockholders.  In addition, the shares of common stock subject to outstanding options and RSUs under the Incentive Plan and the shares reserved for future issuance under the Incentive Plan will become eligible for sale in the public markets in the future, subject to certain legal and control limitations.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We may experience difficulty in meeting these reporting requirements in a timely manner, particularly if material weaknesses or significant deficiencies persist. In June 30, 2016, our company became an accelerated filer and effective with our annual report covering our fiscal year 2016, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 as defined in the Exchange Act. If we are unable to comply with the requirements of Section 404 in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ Stock Market, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended October 1, 2016.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (1)
07/03/16 to 08/06/16	—	$—	—	$1,011,531
08/07/16 to 09/03/16	—	$—	—	$—
09/04/16 to 10/01/16	—	$—	—	$—
Total	—	$—	—	$—

(1)

In February 2013, the Board of Directors approved a one year $3.0 million stock repurchase program that replaced the prior two year $4.0 million stock repurchase program. In February 2014, the Board of Directors approved the extension of the plan for an additional year. In July 2014, the Board of Directors approved an extension of the plan for an additional year and authorized an additional $3.0 million of stock repurchases. In August 2015, the Board of Directors approved a further extension of the plan for another year and authorized an additional $2.0 million of stock repurchases. We did not repurchase any shares of our common stock during the third quarter of 2016. This plan has expired on August 15, 2016. As of October 1, 2016, we have repurchased 843,785 shares for approximately $6.7 million under this current program. The remaining balance of approximately $1.0 million approved under the plan was not used as the Board of Directors voted to let the plan lapse when the plan lapsed in August 2016.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3.2(2)	Amended and Restated Bylaws of Registrant.
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.CAL	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

IRIDEX Corporation (Registrant)

Date: November 7, 2016	By:	/s/ WILLIAM M. MOORE
		Name:	William M. Moore
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2016	By:	/s/ ATABAK MOKARI
		Name:	Atabak Mokari
		Title:	Chief Financial Officer and Vice President of Corporate Development (Principal Financial Officer)

Date: November 7, 2016	By:	/s/ ROMEO R. DIZON
		Name:	Romeo R. Dizon
		Title:	Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Exhibit Title
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3.2(2)	Amended and Restated Bylaws of Registrant.
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.CAL	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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