Form 10-K
period 2016-12-31
IRIDEX CORP
filed 2017-03-15
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 0-27598

IRIDEX CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	77-0210467
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1212 Terra Bella Avenue Mountain View, CA (Address of principal executive offices)	(650) 940-4700 (Registrant’s telephone number, including area code)	94043 (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common	NASDAQ Global Market

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

The aggregate market value of the voting common equity held by non-affiliates of the Registrant was approximately $98,053,088 as of July 2, 2016 the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price reported for such date on the NASDAQ Global Market. The registrant did not have any non-voting common equity outstanding. For purposes of this disclosure, shares of common stock held by each executive officer and director and by each holder of 5% or more of the outstanding shares of common stock have been excluded from this calculation, because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 7, 2017, Registrant had 11,523,447 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the Proxy Statement for the Registrant’s 2017 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

The registrant meets the “accelerated filer” requirements as of the end of its 2016 fiscal year pursuant to Rule 12b-2 of the Securities Exchange Act of 1934. However, pursuant to Rule 12b-2 and SEC Release No. 33-8876, the registrant (as a smaller reporting company transitioning to the larger reporting company system based on its public float as of July 2, 2016) is not required to satisfy the larger reporting company requirements until its first quarterly report on Form 10-Q for the 2017 fiscal year and thus remains eligible to use the scaled disclosure requirements applicable to smaller reporting companies under Item 10 of Regulation S-K under the Securities Act of 1933 in this Annual Report on Form 10-K.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.   These statements are based on management’s beliefs and assumptions and on information currently available to management. These statements include statements concerning future demand and order levels for the Company's products, future operating expenses, changes in personnel, product development and intellectual property related matters, the adoption and effect of Company products on its results, the markets in which the Company operates, usage and efficacy of the Company's products, the Company’s future financial results, and the Company's strategic plans and objectives  In some cases, forward-looking statements can be identified by terminology, such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms or other comparable terminology, although not all forward‑looking statements contain these words.

These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. The reader is strongly urged to read the information contained under the captions “Item 1A. Risk Factors - Factors That May Affect Future Results” in this Annual Report on Form 10-K for a more detailed description of these significant risks and uncertainties. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update such forward-looking statements to reflect events or circumstances occurring after the date of this report.

As used in this Annual Report on Form 10-K, the terms “Company,” “IRIDEX,” “we,” “us” and “our” refer to IRIDEX Corporation, and its consolidated subsidiaries.

Item 1. Business

Overview

IRIDEX Corporation is an ophthalmic medical technology company focused on the development and commercialization of breakthrough products and procedures used to treat sight-threatening eye conditions, including glaucoma and retinal diseases. Certain of our products are powered by our proprietary MicroPulse technology, which is a method of delivering laser energy using a mode which chops the continuous wave laser beam into short, microsecond-long laser pulses. Our products consist of laser consoles, delivery devices and consumable instrumentation, including laser probes.

Our laser consoles consist of the following product lines:

•	Glaucoma – This product line includes our recently introduced Cyclo G6 laser system used for the treatment of glaucoma;

•	Medical Retina – Our medical retina product line includes our IQ 532 and IQ 577 laser systems, which are used for the treatment of diabetic macular edema and other retinal diseases; and

•

Surgical Retina – Our surgical retina line of products includes our OcuLight TX, OcuLight SL, OcuLight SLx, OcuLight GL and OcuLight GLx laser systems. These systems are often used in vitrectomy procedures, which are used to treat proliferative diabetic retinopathy, macular holes, retinal tears and detachments.

Our business generates recurring revenues through sales of consumable products, predominantly single-use laser probe devices and other instrumentation, as well as repair, servicing and extended service contracts for our laser systems. Our laser probes consist of the following product lines:

•	Glaucoma – Probes used in our glaucoma product line include our recently patented MicroPulse P3 (“MP3”) probe and G-Probe; and

•	Surgical Retina – Our surgical retina probes include our EndoProbe family of products used in vitrectomy procedures.

Ophthalmologists typically use our laser systems in hospital operating rooms (“ORs”) and ambulatory surgical centers (“ASCs”), as well as their offices and clinics. In the ORs and ASCs, ophthalmologists use our laser systems with either an indirect laser ophthalmoscope or a consumable, single use MP3 probe, G-Probe or EndoProbe.

Our products are sold in the United States predominantly through a direct sales force and internationally through independent distributors.  Total revenues in 2016, 2015 and 2014 were $46.2 million, $41.8 million and $42.8 million, respectively. We generated net (loss) income of $(11.7) million, $0.5 million and $10.0 million in 2016, 2015 and 2014, respectively.

IRIDEX Corporation was incorporated in California in February 1989 as IRIS Medical Instruments, Inc.  In January 1996, we changed our name to IRIDEX Corporation and reincorporated in Delaware.  Our executive offices are located at 1212 Terra Bella Avenue, Mountain View, California 94043-1824, and our telephone number is (650) 940-4700. We can also be reached at our website at www.IRIDEX.com, however, the information on, or that can be accessed through, our website is not part of this report.

Our Market Opportunity

Ophthalmology is a large and growing global market that is driven by the aging world population and the onset of chronic diseases.  We currently target the glaucoma and retina disease markets.

Glaucoma

Glaucoma is a leading cause of blindness in the world. Glaucoma is a progressive, chronic disease and vision loss resulting from glaucoma currently cannot be regained. According to Market Scope, more than 80 million people worldwide have glaucoma with only 24.7 million people that have been diagnosed.   Glaucoma is most commonly associated with elevated levels of pressure within the eye, or intraocular pressure (“IOP”).  Elevated IOP often occurs when aqueous humor, the thin watery fluid that fills the front of the eye, is not circulating normally and draining properly.  Currently, reducing IOP is the only proven treatment for glaucoma with treatments primarily focused on improving the flow of aqueous humor through the eye’s trabecular meshwork and uveoscleral outflow pathways.  Market Scope estimates 2015 global sales of $5.0 billion for products used to treat glaucoma.

Pharmaceutical products represent $4.7 billion of this estimate but have significant shortcomings.  Pharmaceuticals are typically the first treatment method prescribed for glaucoma. These pharmaceutical treatments are commonly self-administered in drop form by the patients. Patients often have difficulties applying the pharmaceutical drops properly and may fail to appropriately or timely apply the medication, which may significantly reduce the effectiveness of the pharmaceutical. This poor adherence to and lack of persistence with glaucoma medication regimens have been documented in numerous independent studies, which often place the incidence of patient noncompliance up to or above 50%, particularly in patients on two or more prescription eye drops.  Even when administered correctly, pharmaceuticals have demonstrated reduced efficacy over time.

When pharmaceuticals lose their effectiveness, appropriate treatment options are determined based on the progression and severity of the disease and include traditional laser therapy (e.g. selective laser trabeculoplasty (“SLT”), minimally invasive stents/shunts (e.g. MIGS), and open surgery (e.g. trabeculectomy).    These treatment alternatives also have significant shortcomings due to treatment effects that dissipate over time, repeat procedures that are less effective or not clinically advised, limited indications of use, and have significant complication risks.

We believe that because of the limitations of these traditional treatment alternatives, a clear unmet medical need exists in the management of glaucoma patients.

Medical Retina

Market Scope estimates 2015 global sales of $9.0 billion for products used to treat retina diseases. Our medical retina business focuses on the treatment of diabetic macular edema (“DME”) which is part of a broader disease state called diabetic retinopathy.  Diabetic retinopathy is a common complication of diabetes which impairs vision over time and if left untreated can lead to blindness. It is projected by 2030 that there will be 430 million diabetic patients globally.  Previous clinical publications indicated 28.5% of diabetic patients can develop some form of diabetic retinopathy. Traditional laser photocoagulation and a regimen of injected pharmaceuticals are currently the standard treatment for this disease and are associated with significant shortcomings.  Traditional laser photocoagulation can stabilize the patient’s vision over the long term but presents a risk of varying degrees of vision loss to the patient.  Pharmaceuticals can stabilize vision in the near term but require repeated injections.  The injections are painful and the patients may experience side effects including increased risk of eye infections.  Furthermore, a regimen of repeated pharmaceutical injections is very costly to the physician and patient, in terms of time, and to the healthcare system, in terms of dollars spent on treatment.

The shortcomings in treating retinal diseases have led to a renewed interest in alternative approaches that may provide better or comparable patient outcomes at lower costs.

Our Solution

Our traditional laser technology was developed to perform laser photocoagulation by using a mode which delivers continuously-on laser light, which is referred to as continuous wave (“CW”) mode.  Laser photocoagulation generates a local healing response and has been demonstrated to be a safe and effective therapy with long-term benefits for certain ophthalmic procedures.  However, use of the CW mode typically leads to local tissue damage and can cause loss of visual function, which limits the applications of the technology.

We developed our proprietary MicroPulse technology with the goal of harnessing the clinical benefits of CW mode without causing the associated tissue damage.  MicroPulse is a method of delivering laser energy using a mode which chops the CW beam into short, microsecond long, laser pulses. The laser pulses are intended to generate the desired therapeutic response while the time in between laser pulses is believed to enable the tissue to cool and thereby avoid tissue damage.  This is analogous to holding one’s hand continuously over a candle versus waving it back and forth.  When held continuously, the candle would cause burning and scar tissue.  However, when exposed intermittently the candle only heats the tissue without burning.

There is a growing body of clinical evidence that has been published over the past 10 years that demonstrates that MicroPulse therapy is clinically effective with no detectible tissue damage for the treatment of glaucoma and retinal diseases.  Currently, we have developed three applications of our MicroPulse technology for the treatment of eye diseases:

MicroPulse Applications	Description
Glaucoma – uveoscleral outflow

Treats glaucoma with our recently introduced Cyclo G6 laser system.  MicroPulse laser is delivered through a proprietary single-use disposable probe we call the MicroPulse P3 (MP3) probe.  By targeting an anatomical area of the eye called “Pars Plana” it is believed that the MP3 procedure may improve uveoscleral outflow and thus lowers IOP and may reduce the number of eye drop medications. We believe that the MP3 procedure has several important competitive advantages over alternative therapies with respect to invasiveness, sustained IOP reduction and does not inhibit the physicians from the use of alternative procedures.

Glaucoma - trabecular meshwork outflow

Treats glaucoma with our IQ laser systems.  MicroPulse laser is delivered through a mechanical and optical delivery device and targets the trabecular meshwork.  Physicians describe the technique as MicroPulse Laser Trabeculoplasty (“MLT”).  It is believed that the MLT procedure improves trabecular meshwork outflow and thus lowers IOP.  We believe that the MLT procedure provides incremental clinical benefits relative to other laser trabeculoplasty procedures such as SLT.

Medical Retina - DME

Treats DME with our IQ laser systems.  MicroPulse laser is administered through a mechanical and optical delivery device that rapidly delivers multiple treatment spots on the retina.  Our MicroPulse laser is uniquely believed to be “fovea friendly” in that the laser can be used to treat the fovea, the center of the field of vision in the retina, without any loss of visual function.  Instead of causing thermal damage like traditional lasers, MicroPulse is believed to induce a therapeutic response through the recruitment of biological factors such as heat shock proteins. We believe that the treatment of DME with MicroPulse has several competitive advantages over alternate therapies with respect to long term vision stability, visual function, and cost effectiveness.

Our Strategy

We are one of the worldwide leaders in developing, manufacturing, marketing, selling and servicing innovative medical laser systems and associated instrumentation for the treatment of the sight-threatening eye diseases.  Our strategy is to leverage our existing brand and distribution channel in the ophthalmology market to promote the adoption of MicroPulse as a viable treatment alternative for glaucoma and retinal diseases and consequently to commercialize a broad array of products that:

•	Improve therapeutic outcomes for patients suffering from sight-threatening eye diseases;
•	Improve the efficiency of physicians and reduce their costs; and
•	Provide economic benefits to healthcare systems.

To achieve these goals we are pursuing a number of organic initiatives which we anticipate will be supplemented from time to time by acquisitions. We anticipate that the successful execution of this strategy will lead to profitable growth and enhanced shareholder value.

Our Products

We utilize a systems approach to product design. Each system includes a laser console, which generates the laser energy, and a number of interchangeable delivery devices for use in specific clinical applications. This approach allows our customers to purchase a basic laser system and add additional delivery devices as their needs expand or as new applications develop. We believe that this systems approach is our distinguishing characteristic and also brings economies-of-scale to our product development and manufacturing efforts because individual applications do not require the design and manufacture of complete stand-alone products. We offer three basic product categories: 1) lasers 2) delivery devices which are optical-mechanical products that mount to ophthalmologists diagnostic equipment and transmit the laser and 3) single-use disposable probes that transmit the laser light to a targeted region within the inside of an eye.

Laser Consoles

Our laser consoles, which are identified below, incorporate the economic and technical benefits of solid state and semiconductor laser technology.

Glaucoma: Cyclo G6  Laser System. The newest addition to our console portfolio, the Cyclo G6 is an infrared (810nm) laser designed to treat patients diagnosed with a range of glaucoma disease states. The product received U.S. Food and Drug Administration (“FDA”) approval in January 2015, and commenced commercial sales in March 2015. Unlike our other consoles, the Cyclo G6 system is sold with a family of probes that are single-use, including our patented MP3 disposable probe that utilizes our MicroPulse technology and our G-Probe.

Medical retina: IQ laser systems. Our IQ laser systems are our typical MicroPulse laser platforms but also have CW capabilities. Our IQ 577 delivers visible yellow (577nm) laser light and our IQ 532 delivers visible green (532nm) laser light.   Our IQ laser systems are typically used with our TxCell Scanning Laser Delivery System and our Slit Lamp Adapters when used to treat DME with MicroPulse.

Surgical retina: OcuLight laser systems. Our OcuLight TX, OcuLight GL, and OcuLightGLx lasers deliver visible green (532nm) laser light. Our OcuLight SL and OcuLightSLx lasers deliver infrared (810 nm) laser light.

Delivery Devices

The following delivery devices are typically used with our IQ and OcuLight laser systems:

TxCell Scanning Laser Delivery System (“TxCell”). TxCell was initially introduced in 2012. It allows the physician to perform multi-spot pattern scanning for efficient delivery of our MicroPulse laser.  The TxCell has been an important contributor to the adoption of our IQ laser systems for the treatment of DME.

Slit Lamp Adapter (“SLA”). These adapters allow the physician to utilize a standard slit lamp in both diagnosis and treatment procedures. Physicians can install an SLA in a few minutes and convert standard diagnostic slit lamps into a therapeutic laser delivery system. SLAs are used in treatment procedures for both retinal diseases and glaucoma.

TruFocus Laser Indirect Ophthalmoscope (“LIO”). The indirect ophthalmoscope is designed to be worn on the physician’s head and to be used in procedures to treat peripheral retinal disorders, particularly in infants or adults requiring treatment in the supine position. This product can be used in both diagnosis and treatment procedures at the point-of-care.

Single-use disposable probes

MicroPulse P3 Probe. The MP3 Probe is used with our Cylco G6 laser systems and is our probe that delivers our MicroPulse laser to treat glaucoma.  It is believed that the MP3 procedure reduces IOP by improving uveoscleral outflow.  The MP3 Probe can be performed on an anesthetized eye in the doctor’s office or OR. The non-invasive procedure takes just a few minutes and results in minimal discomfort and post-operative recovery for the patient. We believe that the MP3 procedure may be used to treat a wide variety of glaucoma states, including early to late stage glaucoma as well as open-angle and closed angle glaucoma. The MP3 Probe is a sterile single-use product.

G-Probe. The G-Probe is used in procedures to treat uncontrolled glaucoma, typically described as “refractory glaucoma”.  The G-Probe delivers CW laser to the ciliary body and is believed to stop the production of aqueous humor, thus reducing IOP.  The G-Probe’s non-invasive procedure takes approximately ten minutes and is performed on an anesthetized eye in the doctor’s office or OR.  The G-Probe is a sterile single-use product.

G-Probe Illuminate. We recently received regulatory clearance for our G-Probe Illuminate which is also used in procedures to treat refractory glaucoma. The proprietary illumination feature allows for more targeted treatment and may offer additional clinical benefits.  The G-Probe Illuminate is a sterile single-use product.

EndoProbe. Our EndoProbe family of products are used for endophotocoagulation, a retinal treatment procedure performed in the hospital OR or surgery center during a vitrectomy procedure.  Vitrectomy procedures are performed to treat proliferative diabetic retinopathy, macular holes, retinal tears and detachments. These sterile disposable probes are available in tapered, angled, stepped, aspirating, illuminating, and adjustable styles, as well as a wide variety of sizes. The EndoProbe is a sterile single-use product.

Research and Development

We have close working relationships with researchers, clinicians and practicing physicians around the world who provide new ideas, test the feasibility of these new ideas and assist us in validating new products and new applications before they are introduced.

Our internal research and development (“R&D”) activities are performed by a current team of 20 engineers, scientists and regulatory professionals with experience in various aspects of medical products, laser systems, delivery devices, clinical techniques, and regulatory affairs with a focus on introducing innovative products which satisfy the unmet and emerging needs of our customers. The core competencies of the team include: mechanical engineering, electrical engineering, optics, lasers, fiber optics, software, firmware and delivery devices. The R&D process integrates all of the necessary disciplines of the Company from product inception through customer acceptance. This process facilitates reliable new product innovations and a consistent pipeline of innovative products for our customers.

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

We believe that it is important to make a substantial contribution to improving clinical outcomes. For instance, we have made substantial investments in researching and improving the treatment of serious eye diseases such as glaucoma, diabetic retinopathy, and AMD. The objectives of developing new treatments and applications are to expand the potential patient population, to more effectively and more economically treat diseases, to treat patients earlier in the treatment regimen and to reduce the side effects of treatment.

We spent $5.4 million on R&D in 2016, $5.2 million in 2015 and $4.6 million in 2014.

We consider clinical projects to be a component of our R&D efforts and they may or may not result in additional commercial opportunities.

Customers and Customer Support

Our products are currently sold for use by ophthalmologists specializing in the treatment of eye disease in the retina, glaucoma and pediatrics eye diseases. Other customers include research and teaching hospitals, government installations, surgical centers, hospitals, and office clinics (outpatient). No single customer or distributor accounted for 10% or more of total revenues in fiscal years 2016, 2015 and 2014.

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

Sales and Marketing

We sell and market our products in the United States predominantly through our direct sales force and internationally through independent distributors. Currently we have a direct sales force of 16 employees who are engaged in sales efforts within the United States and 5 personnel engaged in managing our distribution sales efforts internationally. We also contract for the services of 12 independent sales representatives to supplement our U.S. direct sales efforts. Our sales are administered through our corporate headquarters in Mountain View, California.

International sales represented 45.5%, 42.6% and 47.2% of our sales in 2016, 2015 and 2014, respectively. We believe that our international sales will continue to represent a significant portion of our revenues for the foreseeable future. Our international sales are made principally to customers in Europe, Asia, the Pacific Rim, the Middle East, Russia, Africa and Latin America. Our distribution agreements with our international distributors are generally exclusive and typically can be terminated by either party without cause with 90 days’ notice. International sales may be adversely affected by currency fluctuations, the imposition of governmental controls, restrictions on export technology, political instability, trade restrictions, changes in tariffs and the economic condition in each country in which we sell our products.

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

Operations

The manufacture of our visible light and infrared laser consoles and the related delivery devices is a highly complex and precise process. Completed systems must pass quality control and reliability tests before shipment. Our manufacturing activities consist of specifying, sourcing, assembling and testing of components and certain subassemblies for assembly into our final product. Currently we have a total of 17 employees engaged in manufacturing activities for these products.

The medical devices manufactured by us are subject to extensive regulation by numerous governmental authorities, including federal, state, and foreign governmental agencies. The principal regulator in the United States is the FDA. In April

1998, we received certification for ISO 9001/EN 46001, which is an international quality system standard that documents compliance to the European Medical Device Directive. In February 2004, we were certified to ISO 13485:2003, which replaced ISO 9001/EN46001 as the international standard for quality systems as applied to medical devices. In August 2008, we received FDA 510(k) clearance on our family of IRIDEX IQ laser systems. This clearance covers the IRIDEX IQ 532 and IQ 577 laser systems and their associated delivery devices to deliver laser energy in either CW-Pulse, MicroPulse or LongPulse mode. In January 2015, we received FDA 510(k) clearance for Cyclo G6. These laser systems are intended for a wide range of specific applications in the medical specialties of ophthalmology.

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

Our principal ophthalmic laser competitors are Alcon Inc. (Novartis AG), Bausch and Lomb (Valeant), Carl Zeiss Meditec AG, Ellex Medical Lasers, Ltd., Lumenis Ltd., Nidek Co. Ltd., Quantel Medical SA, and Topcon Corporation.  We also compete with alternative glaucoma surgical device companies such as Alcon, Allergan, and Glaukos.  Pharmaceuticals represent alternative treatments to our laser procedures.  Some of our principal pharmaceutical competitors are Alcon, Allergan, OSI Pharmaceuticals, Pfizer, Regeneron, Roche (Genentech), and Valeant Pharmaceuticals. Some of our competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. Some companies also have greater name recognition than us and long-standing customer relationships. In addition, other medical companies, academic and research institutions, or others, may develop new technologies or therapies, including medical devices, surgical procedures or pharmacological treatments and obtain regulatory approval for products utilizing such techniques that are more effective in treating the conditions targeted by us, or are less expensive than our current or future products. Our technologies and products could be rendered obsolete by such developments. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

Patents and Proprietary Rights

Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. These are either developed internally or obtained from acquisitions such as RetinaLabs and Ocunetics. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued 28 United States patents and 20 foreign patents on the technologies related to our continuing products and processes, which have expiration dates ranging from 2017 to 2034. We have 9 pending patent applications in the United States and 18 foreign pending patent applications that have been filed. Our patent applications may not be approved.

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

We have obtained 510(k) clearances for all of our marketed products. We have also modified aspects of our products since receiving regulatory clearance, and we have submitted special 510(k)s for those modifications as required by FDA regulations. After a device receives a 510(k) clearance or a PMA, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new clearance or approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with our determination not to seek a new 510(k) clearance or PMA, the FDA may retroactively require us to seek 510(k) clearance or pre-market approval. The FDA could also require us to cease marketing and distribution and/or recall the modified device until a 510(k) clearance or a PMA approval is obtained. Also, in these circumstances, we may be subject to significant regulatory fines or penalties.

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

The introduction of our products in foreign markets will also subject us to foreign regulatory clearances which may impose substantial additional costs and burdens. International sales of medical devices are subject to the regulatory requirements of each country. The regulatory review process varies from country to country. Many countries also impose product standards, packaging requirements, labeling requirements and import restrictions on devices. In addition, each country has its own tariff regulations, duties and tax requirements. The approval by the FDA and foreign government authorities is unpredictable and uncertain. The necessary approvals or clearances may not be granted on a timely basis, if at all. Delays in receipt of, or a failure to receive, such approvals or clearances, or the loss of any previously received approvals or clearances, could have a material adverse effect on our business, financial condition and results of operations. There are a number of major regulatory changes occurring in the regulation of medical devices in the European Union. A new revision of the quality system regulation (ISO 13485:2016) has been released that substantially increases the requirements for a medical device quality system. The Medical Device Regulation (“MDR”) will replace the current medical device directive (93/42/EEC), and it substantially changes the way that medical devices are brought to market in the European Union and how they maintain compliance throughout the product’s life cycle. Additionally, the new revision 4 of the clinical evaluation report guidance document (MEDDEV 2.7.1) severely restricts the use of substantial equivalence for new products, resulting in the need for formal clinical trial data for most new products. These changes will increase the cost for compliance and for product development, and they lengthen product introduction cycles. Failure to comply with these changes can have an adverse effect on our ability to release new products in a timely manner.

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

Employees

As of December 31, 2016, we have a total of 121 full-time equivalent employees engaged in our ongoing operations, including 57 in operations (including manufacturing, quality, logistics and service), 30 in sales and marketing which does not include the 12 independent sales representatives, 20 in R&D and 14 in finance and administration. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. As of December 31, 2016, we employed 33 such persons. Our future success will depend in part on our ability to attract, train, retain and motivate highly qualified employees, who are in great demand. We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization, and we have never experienced a work stoppage or strike. We consider our employee relations to be good.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, through the U.S. Securities and Exchange Commission’s (“SEC”) website at www.sec.gov. These periodic reports and amendments are also available, free of charge, on our website at www.IRIDEX.com, as soon as reasonably practicable after such reports are electronically filed with the SEC.

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

Risks Relating to our Business

We face quality control and other production issues that could materially and adversely impact our sales and financial results and the acceptance of our products.

The manufacture of our infrared and visible laser consoles and related delivery devices is a highly complex and precise process. We assemble critical subassemblies and substantially all of our final products at our facility in Mountain View, California. We may experience manufacturing difficulties, quality control issues or assembly constraints, particularly with regard to new products that we may introduce.

If our sales increase substantially, we may need to increase our production capacity and may not be able to do so in a timely, effective or cost-efficient manner. We may not be able to manufacture sufficient quantities of our products, which may require that we qualify other manufacturers for our products. Furthermore, we may experience delays, disruptions, capacity constraints or quality control problems in our manufacturing operations.

In the recent past, we have experienced supply chain, production and training issues as we have expanded our product lines and sales volumes. For example, in our third quarter of fiscal 2016, we experienced certain supply chain and sales force training issues in certain of our medical retina products. As a result of these issues, we reduced the shipment of these products in that fiscal quarter. In fiscal 2015, we experienced product issues with certain of our products, which caused us to reduce shipments, particularly to international distributors.

While we have taken steps to address these issues, there is no assurance that these steps will be effective in rectifying or preventing similar issues in the future. If we are unable to address these supply chain, production and training issues in a timely and cost-effective manner, product shipments to our customers could be delayed, our sales levels may suffer and manufacturing and operational costs may increase, any of which would negatively impact our net revenues.

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

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the fiscal year ended December 31, 2016, our international sales were $21.0 million, or 45.5% of total revenues. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. None of our international revenues and costs for the year ended December 31, 2016 have been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets and may negatively affect our reported revenue in any particular reporting period. Our international operations and sales are subject to a number of risks and potential costs, including:

•	fluctuations in foreign currency exchange rates;
•	product and production issues;
•	performance of our international channel of distributors;
•	longer accounts receivable collection periods;
•	impact of recessions in global economies and availability of credit;
•	political and economic instability;
•	trade sanctions and embargoes;
•	impact of international conflicts, terrorist and military activity, civil unrest;
•	foreign certification requirements, including continued ability to use the “CE” mark in Europe, and other local regulatory requirements;
•	differing local product preferences and product requirements;
•	cultural differences;
•	changes in foreign medical reimbursement and coverage policies and programs;
•	reduced or limited protections of intellectual property rights in jurisdictions outside the United States;
•	potentially adverse tax consequences;
•	protectionist, adverse and changing foreign governmental laws and regulations;
•

greater risk of our employees failing to comply with both U.S. and foreign laws, including anti-trust regulations, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and any trade regulations designed to ensure fair trade practices; and

•	compliance costs and risks of non-compliance with multiple regulatory regimes governing the production, marketing, sale and use of our products.

Any one or more of these factors stated above could have a material adverse effect on our business, financial condition or results of operations.

As we expand our existing international operations we may encounter new risks in addition to the above factors. For example, as we focus on building our international sales and distribution networks in new geographic regions, we must continue to develop relationships with qualified local distributors and trading companies. If we are not successful in developing these relationships, we may not be able to grow sales in these geographic regions. These or other similar risks could adversely affect our revenues, profitability and the price of our common stock.

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

Our sales and operating results may vary significantly from quarter to quarter and from year to year in the future. Our operating results are affected by a number of factors, many of which are beyond our control. Factors contributing to these fluctuations include the following:

•	changes in the prices at which we can sell our products, including the impact of changes in exchange rates;
•	general economic uncertainties and political concerns;
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

•	our ability to maintain sales volumes at a level sufficient to cover fixed manufacturing and operating costs;
•	fluctuations in our product mix within ophthalmology products and foreign and domestic sales;
•	the effect of regulatory approvals and changes in domestic and foreign regulatory requirements;
•	our long and highly variable sales cycle;
•	changes in customers’ or potential customers’ budgets as a result of, among other things, reimbursement policies of government programs and private insurers for treatments that use our products;
•	variances in shipment volumes as a result of product, supply chain and training issues; and
•	increased product innovation costs.

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

If we fail to develop and successfully introduce new products and applications, our business prospects and operating results may suffer.

Our ability to generate incremental revenue growth will depend, in part, on the successful outcome of research and development activities, which may include clinical trials that lead to the development of new products and new applications using our products. Our research and development process is expensive, prolonged, and entails considerable uncertainty. Due to the complexities and uncertainties associated with ophthalmic research and development, products we are currently developing may not complete the development process or obtain the regulatory approvals required to market such products successfully.

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

Our ability to market and sell new products is subject to government regulation, including approval or clearance by the FDA and foreign government agencies. Any failure in our ability to successfully develop and introduce new products or enhanced versions of existing products and achieve market acceptance of new products and new applications could have a material adverse effect on our operating results and would cause our net revenues to decline.

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

We currently market visible and infrared medical laser systems and delivery devices to the ophthalmology market. We believe that continued and increased sales, if any, of these medical laser systems is dependent upon a number of factors including the following:

•	acceptance of product performance, features, ease of use, scalability and durability, including with respect to our MicroPulse laser photocoagulation systems;
•	recommendations and opinions by ophthalmologists, other clinicians, and their associated opinion leaders;
•	marketing study outcomes;
•

price of our products and prices of competing products and technologies, particularly in light of the current macro-economic environment where healthcare systems and healthcare operators are becoming increasingly price sensitive;

•	availability of competing products, technologies and alternative treatments; and
•	level of reimbursement for treatments administered with our products.

In addition, we derive a meaningful portion of our sales in the form of recurring revenues from selling consumable instrumentation, including our EndoProbe devices and service. Our ability to increase recurring revenues from the sale of consumable products will depend primarily upon the features of our current products and product innovation, the quality of our products, ease of use and prices of our products, including the relationship to prices of competing products. The level of our service revenues will depend on the quality of service we provide and the responsiveness and the willingness of our customers to request our services rather than purchase competing products or services. Any significant decline in market acceptance of our products or our revenues derived from the sales of laser consoles, delivery devices, consumables or services may have a material adverse effect on our business, results of operations and financial condition.

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

Our principal ophthalmic laser competitors are Alcon Inc. (Novartis AG), Bausch and Lomb (Valeant), Carl Zeiss Meditec AG, Ellex Medical Lasers, Ltd., Lumenis Ltd., Nidek Co. Ltd., Quantel Medical SA, and Topcon Corporation.  We also compete with alternative glaucoma surgical device companies such as Alcon, Allergan, and Glaukos.  Pharmaceuticals represent alternative treatments to our laser procedures.  Some of our principal pharmaceutical competitors are Alcon, Allergan, OSI Pharmaceuticals, Pfizer, Regeneron, Roche (Genentech), and Valeant Pharmaceuticals.  Some of our competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. Some companies also have greater name recognition than us and long-standing customer relationships. In addition, other medical companies, academic and research institutions, or others, may develop new technologies or therapies, including medical devices, surgical procedures or pharmacological treatments and obtain regulatory approval for products utilizing such techniques that are more effective in treating the conditions targeted by us, or are less expensive than our current or future products. Our technologies and products could be rendered obsolete by such developments. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

Our operating results may be adversely affected by uncertainty regarding healthcare reform measures and changes in third- party coverage and reimbursement policies.

Our products are typically purchased by doctors, clinics, hospitals and other users, which bill various third-party payers, such as governmental programs and private insurance plans, for the health care services provided to their patients. Changes in government legislation or regulation or in private third-party payers’ policies toward reimbursement for procedures employing our products may prohibit adequate reimbursement. There have been a number of legislative and regulatory proposals to change the healthcare system, reduce the costs of healthcare and change medical reimbursement policies. Doctors, clinics, hospitals and other users of our products may decline to purchase our products to the extent there is uncertainty regarding reimbursement of medical procedures using our products and any healthcare reform measures. Further proposed legislation, regulation and policy changes affecting third-party reimbursement are likely. Among other things, Congress has in the past proposed changes to and the repeal of the Patient Protection and Affordable Care and Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the “Affordable Care Act”). At this time, it remains unclear whether there will be any changes made to or any repeal of the Affordable Care Act, with respect to certain of its provisions or in its entirety. Various healthcare reform proposals have also emerged at the state level.

We are unable to predict what legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future at the state or federal level, or what effect such legislation or regulation may have on us. Furthermore, existing legislation and regulation related to the health care industry and third-party coverage reimbursement, including the Affordable Care Act, has been subject to judicial challenge, and may be subject to similar challenges from time to time in the future. Denial of coverage and reimbursement of our products, or the revocation or changes to coverage and reimbursement policies, could have a material adverse effect on our business, results of operations and financial condition.

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

If we fail to comply with healthcare laws, we could face substantial penalties and financial exposure, and our business, operations and financial condition could be adversely affected.

While we do not bill directly to Medicare, Medicaid or other third-party payors, because payment is in many cases available for our products from such payors, many healthcare laws place limitations and requirements on the manner in which we conduct our business (including our sales and promotional activities and interactions with healthcare professionals and facilities) and could result in liability and exposure to us. The laws that may affect our ability to operate include, among others: (i) the federal healthcare programs Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as Medicare or Medicaid, (ii) federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to entities like us if we provide coding and billing advice to customers, or under theories of “implied certification” where the government and qui tam relators may allege that device companies are liable where a product that was paid for by the government in whole or in part was promoted “off-label,” lacked necessary clearance or approval, or failed to comply with good manufacturing practices or other laws; (iii) transparency laws and related reporting and disclosures requirements such as the federal Sunshine Act, now known as Open Payments; and/or (iv) state law equivalents of each of the above federal laws, including, without limitation anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, many of which differ from their federal counterparts in significant ways, thus complicating compliance efforts.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, exclusion from participation in government healthcare programs, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that their provisions are open to a variety of evolving interpretations and enforcement discretion. Open Payments, commonly known as the Sunshine Act, is a relatively new law, and compliance with this law has presented a number of challenges to companies such as ours, in terms of interpretation of the law and its implementation. Under the Sunshine Act, Centers for Medicare & Medicaid Services (“CMS”) has the potential to impose penalties of up to $1.15 million per year for violations, depending on the circumstances, although enforcement has been negligible to date. Payments reported under the Sunshine Act also have the potential to draw scrutiny on payments to and relationships with physicians, which may have implications under the Anti-Kickback Statute and other healthcare laws. The risk that we are our being found in violation of these laws may be increased by the fact that we do not have a formal healthcare compliance program in place. Further, while safe harbors may in some instances be available and utilized by companies to reduce risks associated with the Anti-Kickback Statute and certain other healthcare laws, we have not necessarily utilized such safe harbors nor fully followed all elements required to claim the benefit of such safe harbors in all possible instances. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

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

Our ability to sell our products and generate revenues depends upon our direct and independent sales forces within the United States and relationships with independent distributors outside the United States. Currently our direct and independent sales forces within the United States consist of approximately 16 employees and 12 independent representatives, respectively. Our international independent distributors are managed by a team of five people. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are entirely dependent on the efforts of these third parties. If any distributor breaches the terms of its distribution agreement with us or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory would be adversely affected.

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

Our promotional practices are subject to extensive government scrutiny. We may be subject to governmental, regulatory and other legal proceedings relative to advertising, promotion, and marketing that have a significant negative effect on our business.

We are subject to governmental oversight and associated civil and criminal enforcement relating to drug and medical device advertising, promotion, and marketing, and such enforcement is evolving and intensifying. In the United States, we are subject to potential enforcement from the FDA, the U.S. Federal Trade Commission, the Department of Justice, the CMS, other divisions of the Department of Health and Human Services and state and local governments. Other parties, including private plaintiffs, also are commonly bringing suit against pharmaceutical and medical device companies, alleging off-label marketing and other violations. We may be subject to liability based on the actions of individual employees and contractors carrying out activities on our behalf, including sales representatives who may interact with healthcare professionals.

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

Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. We have been issued 28 United States patents and 20 foreign patents on the technologies related to our products and processes. We have 9 pending patent applications in the United States and 18 foreign pending patent applications that have been filed. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Patents have a limited lifetime and once a patent expires competition may increase.

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

If we fail to maintain our relationships with health care providers, customers may not buy our products and our revenue and profitability may decline. At the same time, relationships with these individuals and entities are the subject of heightened scrutiny and may present the potential for healthcare compliance risks.

We market our products to numerous health care providers, including physicians, hospitals, ASC’s, government affiliated groups and group purchasing organizations. We have developed and strive to maintain close relationships with members of each of these groups who assist in product research and development and advise us on how to satisfy the full range of surgeon and patient needs. We rely on these groups to recommend our products to their patients and to other members of their organizations. The failure of our existing products and any new products we may introduce to retain the support of these various groups could have a material adverse effect on our business, financial condition and results of operations. In addition, our interactions, communications, and financial relationships with these individuals and entities present potential healthcare compliance risks.

We are subject to government regulations which may cause us to delay or withdraw the introduction of new products or new applications for our products.

The medical devices that we market and manufacture are subject to extensive regulation by the FDA and by foreign and state governments. Under the Food, Drug and Cosmetic Act (“FDCA”) and the related regulations, the FDA regulates the design, development, clinical testing, manufacture, labeling, sale, distribution and promotion of medical devices. Before a new device can be introduced into the market, the product must be shown to meet regulatory requirements established by the FDCA and implemented by the FDA. Unless otherwise exempt, a device manufacturer must obtain marketing “clearance” through the 510(k) premarket notification process, or “approval” through the lengthier premarket approval application (“PMA”) process. Not all devices are eligible for the 510(k) clearance process. Depending upon the type, complexity and novelty of the device and the nature of the disease or disorder to be treated, the FDA process can take several years, require extensive clinical testing and result in significant expenditures. Even if regulatory clearance or approval is obtained, later discovery of previously unknown safety issues may result in restrictions on the product, including withdrawal of the product from the market. Other countries also have extensive regulations regarding clinical trials and testing prior to new product introductions. Our failure to obtain government approvals or any delays in receipt of such approvals would have a material adverse effect on our business, results of operations and financial condition.

The FDA imposes a broad range of additional requirements on medical device companies. Our products must be produced in compliance with the Quality System Regulation (“QSR”) and our manufacturing facilities are subject to establishment registration and device listing requirements from the FDA, and similar requirements from certain state authorities, and ongoing periodic inspections by the FDA, including unannounced inspections for compliance with applicable requirements. We are subject to monitoring, recordkeeping, and reporting obligations for medical device adverse events and malfunctions; notification of our products’ defects or failure to comply with the FDA’s laser regulations; and reporting of recalls, corrections, or removals of our products. The FDA also imposes requirements for the labeling of our products, and places limitations on claims we are permitted to make about our products in promotional labeling. The Federal Trade Commission has jurisdiction over the advertising of all of our products, which are non-restricted devices, and exercises oversight in coordination with the FDA.

Noncompliance with the applicable requirements can result in, among other things, regulatory citations (including “483 Observations”) and Warning Letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, withdrawal of marketing approvals, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device we manufacture or distribute. Any of these actions by the FDA would materially and adversely affect our ability to continue operating our business and the results of our operations. Such enforcement action can also result in negative publicity.

In addition, we are also subject to varying product standards, packaging requirements, labeling requirements, tariff regulations, duties and tax requirements. As a result of our sales in Europe, we are required to have all products “CE” marked, an international symbol affixed to all products demonstrating compliance with the European Medical Device Directive and all applicable standards. While currently all of our released products are CE marked, continued certification is based on the successful review of our quality system by our European Registrar during their annual audit. Any loss of certification would have a material adverse effect on our business, results of operations and financial condition. There are a number of major regulatory changes occurring in the regulation of medical devices in the EU. A new revision of the quality system regulation (ISO 13485:2016) has been released that substantially increases the requirements for a medical device quality system. The Medical Device Regulation (MDR) will replace the current medical device directive (93/42/EEC), and it substantially changes the way that medical devices are brought to market in the EU and how they maintain compliance throughout the product’s life cycle. Additionally, the new revision 4 of the clinical evaluation report guidance document (MEDDEV 2.7.1) severely restricts the use of substantial equivalence for new products, resulting in the need for formal clinical trial data for most new products. These changes will increase the cost for compliance and for product development, and they lengthen product introduction cycles. Failure to comply with these changes can have an adverse effect on our ability to release new products in a timely manner.

If required, clinical trials necessary to support a 510(k) or PMA application will be an expensive, lengthy, costly, and uncertain process, and could result in delays in new product introductions or even an inability to release a product.

The clinical trials often required to obtain regulatory approvals for products such as ours are complex and expensive and their outcomes are uncertain. If we were to embark upon clinical trials, we would incur substantial expense for, and devote significant time to, these trials but could not be certain that the trials would ever support the commercial sale of a product. We could suffer significant setbacks in clinical trials, even after earlier clinical trials showed promising results. Any of our products could produce undesirable side effects that could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a product candidate. We, the FDA, or another regulatory authority could suspend or terminate clinical trials at any time if they or we believed the trial participants faced unacceptable health risks.

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

If we modify one of our FDA approved devices, we may need to submit a new 510(k), or potentially a PMA, and if clearance or approval is not obtained, it would prevent us from selling our modified products or cause us to redesign our products.

Any modifications to an FDA-cleared device that would significantly affect its safety or effectiveness or that would constitute a major change in its intended use would require a new 510(k) clearance or possibly a PMA. We may not be able to obtain additional 510(k) clearances or premarket approvals for new products or for modifications to, or additional indications for, our existing products in a timely fashion, or at all. Delays in obtaining future clearances would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenues and future profitability. We have made modifications to our devices in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees, and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing the modified devices, which could harm our operating results and require us to redesign our products.

Our products may be misused, which could harm our reputation and our business.

We market and sell our products for use by highly skilled physicians with specialized training and experience in the treatment of eye-related disorders. We, and our distributors, generally offer but do not require purchasers or operators of our products to attend training sessions, nor do we supervise the procedures performed with our products. The physicians who operate our products are responsible for their use and the treatment regime for each individual patient. In addition, non-physicians, particularly in countries outside of the United States, or poorly trained or inexperienced physicians, may make use of our products. Our efforts to market our MicroPulse systems as a Fovea-friendly alternative to traditional continuous wavelength systems or alternative treatment methods may result in users failing to implement adequate safety precautions and thereby increase the risks associated with the misuse of our product. The lack of training and the purchase and use of our products by non-physicians or poorly trained or inexperienced physicians may result in product misuse and adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation, or otherwise cause our business to suffer.

Inability of customers to obtain credit or material increases in interest rates may harm our sales.

Some of our products are sold to health care providers in general practice. Many of these health care providers purchase our products with funds they secure through various financing arrangements with third-party financial institutions, including credit facilities and short-term loans. If availability of credit becomes more limited, or interest rates increase, these financing arrangements may be harder to obtain or become more expensive for our customers, which may decrease demand for our products. Any reduction in the sales of our products would cause our business to suffer.

Our products could be subject to recalls even after receiving FDA approval or clearance. A recall would harm our reputation and adversely affect our operating results.

The FDA and similar governmental authorities in other countries in which we market and sell our products have the authority to require the recall of our products in the event of material deficiencies or defects in the design or manufacture of our products, or in other cases we may determine that we will recall a product because we have determined that the product is violative, in order to avoid further enforcement action and protect the public health. A government mandated recall, or a voluntary recall by us, could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling. A recall could divert management’s attention, cause us to incur significant expenses, harm our reputation with customers and negatively affect our future sales.

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

Since 1989, we have completed six acquisitions. As part of our growth strategy we seek to acquire businesses or product lines for various reasons, including adding new products, adding new customers, increasing penetration with existing customers, adding new manufacturing capabilities or expanding into new geographic markets. Our ability to successfully grow through acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financings. These efforts could divert the attention of our management and key personnel from our business operations. If we complete future acquisitions, we may also experience:

•difficulties integrating any acquired products into our existing business;

•	difficulties in integrating an acquired company’s technologies, services, employees, customers, partners, business operations and administrative and software management systems with ours;

•delays in realizing the benefits of the acquired products;

•diversion of our management’s time and attention from other business concerns;

•adverse customer reaction to the product acquisition; and

•increases in expenses.

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

Our failure to comply with past, present and future similar laws could result in reduced sales of our devices and products, inventory write-offs, reputational damage, penalties and other sanctions, any of which could harm our business and financial condition. We also expect that our devices and products will be affected by new environmental laws and regulations on an ongoing basis. New environmental laws and regulations will likely result in additional costs and may increase penalties associated with violations or require us to change the content of our devices and products or how they are manufactured, which could have a material adverse effect on our business, operating results and financial condition.

Risks Relating to Our Ownership of Our Common Stock

Our stock price has been and may continue to be volatile and an investment in our common stock could suffer a decline in value.

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including changes in foreign currency exchange rates, quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. For the fiscal year ended December 31, 2016, the trading price of our common stock fluctuated from a low of $8.80 per share to a high of $16.39 per share. For the fourth fiscal quarter ended December 31, 2016, the trading price of our common stock fluctuated from $12.58 per share to a high of $16.26 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

Future sales and issuances of securities could negatively affect our stock price and dilute the ownership interest of our existing investors.

Future sales or issuances of securities by us could decrease the value of our common stock, dilute stockholders’ voting power and reduce future potential earnings per share. To raise capital, we may sell common stock, convertible securities or other equity-linked securities in one or more transactions at prices and in a manner we determine from time to time. If we sell additional equity securities, our existing stockholders may be materially diluted. Additionally, new investors could gain rights, preferences and privileges senior to those of existing holders of our common stock. We may also issue debt securities, which may impose restrictive covenants on our operations or otherwise adversely affect the holdings or the rights of our stockholders.

Sales or issuances of a substantial amount of securities, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock. As of December 31, 2016, we had 11,304,736 shares of common stock outstanding, all of which shares, other than shares held by our directors, our executive officers and certain investment funds affiliated with BlueLine Partners, L.L.C. were, and continue to be, eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. Future resales of our common stock by our existing stockholders could cause the market price of our common stock to decline.

As of December 31, 2016, holders of an aggregate of 2,060,688 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our other stockholders. In addition, the shares of common stock subject to outstanding options and restricted stock units under our 2008 Equity Incentive Plan and the shares reserved for future issuance under the Incentive Plan will become eligible for sale in the public markets in the future, subject to certain legal and control limitations.

We may sell shares or other securities in any offering at a price per share that is less than the price per share paid by existing investors, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by existing investors.

Because we do not intend to pay dividends, stockholders will benefit from an investment in our common stock only if it appreciates in value.

We expect to retain any earnings for use to further develop our business, and do not expect to declare cash dividends on our common stock in the foreseeable future. The declaration and payment of any such dividends in the future depends upon our earnings, financial condition, capital needs and other factors deemed relevant by the board of directors, and may be restricted by future agreements with lenders. In addition, our loan facility with Silicon Valley Bank restricts us from paying any dividends or making any other distribution or payment on account of our common stock. As a result, the success of an investment in our common stock will depend entirely upon any future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

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

Our directors, executive officers, current five percent or greater stockholders and affiliated entities together beneficially own a significant portion of our common stock outstanding as of December 31, 2016. Having such a concentration of ownership may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from seeking to acquire, a majority of our outstanding common stock or control of our board of directors through a proxy solicitation.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We may experience difficulty in meeting these reporting requirements in a timely manner, particularly if material weaknesses or significant deficiencies persist. As of July 2, 2016, we became an accelerated filer and effective with our Annual Report covering our fiscal year 2016, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 as defined in the Exchange Act. If we are unable to comply with the requirements of Section 404 in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ Stock Market, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

Our Certificate of Incorporation empowers the board of directors to establish and issue a class of preferred stock, and to determine the rights, preferences and privileges of the preferred stock. These provisions give the board of directors the ability to deter, discourage or make more difficult a change in control of our company, even if such a change in control could be deemed in the interest of our stockholders or if such a change in control would provide our stockholders with a substantial premium for their shares over the then-prevailing market price for the common stock. Our certificate of incorporation and bylaws contain other provisions that could have an anti-takeover effect, including the following:

• allow the authorized number of directors to be changed only by resolution of our board of directors;

• only our board of directors is authorized to fill vacant directorships, including newly created seats;

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

	High	Low
Fiscal 2016
Fourth Quarter	$16.26	$12.58
Third Quarter	$16.39	$13.52
Second Quarter	$15.51	$10.02
First Quarter	$10.70	$8.80
Fiscal 2015
Fourth Quarter	$10.21	$7.43
Third Quarter	$8.67	$6.42
Second Quarter	$11.09	$7.64
First Quarter	$11.28	$8.46

On March 7, 2017, the closing price on the NASDAQ Global Market for our common stock was $14.61 per share. As of March 7, 2017, there were approximately 41 holders of record (not in street name) of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of our stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

Sales of Unregistered Securities

None.

Use of Proceeds

On December 14, 2016, we sold 1,332,500 shares of the Company’s common stock (including 172,500 shares of common stock from the exercise of the overallotment option of shares granted to the underwriters) at a price of $14.00 per share. The offer and sale of all of the shares in the public offering were registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333- 213094). Roth Capital Partners, LLC acted as the underwriter. The net proceeds to the Company after deducting estimated underwriting discounts and commissions will be approximately $17,404,100. There has been no material change in the planned use of proceeds as described in our final prospectus filed with the SEC on December 9, 2016 pursuant to Rule 424(b) of the Securities Act. We invested the funds received in registered money market funds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

IRIDEX Corporation is an ophthalmic medical technology company focused on the development and commercialization of breakthrough products and procedures used to treat sight-threatening eye conditions, including glaucoma and retinal diseases. Certain of our products are powered by our proprietary MicroPulse technology, which is a method of delivering laser energy using a mode which chops the continuous wave laser beam into short, microsecond-long laser pulses. Our products consist of laser consoles, delivery devices and consumable instrumentation, including laser probes.

Our laser consoles consist of the following product lines:

•	Glaucoma – This product line includes our recently introduced Cyclo G6 laser system used for the treatment of glaucoma;

•

Medical Retina – Our medical retina product line includes our IQ 532 and IQ 577 laser photocoagulation systems, which are used for the treatment of diabetic macular edema and other retinal diseases; and

•

Surgical Retina – Our surgical retina line of products includes our OcuLight TX, OcuLight SL, OcuLight SLx, OcuLight GL and OcuLight GLx laser photocoagulation systems. These systems are often used in vitrectomy procedures, which are used to treat proliferative diabetic retinopathy, macular holes, retinal tears and detachments.

Our business generates recurring revenues through sales of consumable products, predominantly single-use laser probe devices and other instrumentation, as well as repair, servicing and extended service contracts for our laser systems. Our laser probes consist of the following product lines:

•	Glaucoma – Probes used in our glaucoma product line include our recently patented MicroPulse P3 (“MP3”) probe and G-Probe; and

•	Surgical Retina – Our surgical retina probes include our EndoProbe family of products used in vitrectomy procedures.

Ophthalmologists typically use our laser systems in hospital OR and ambulatory surgical centers (“ASCs”), as well as their offices and clinics. In the ORs and ASCs, ophthalmologists use our laser systems with either an indirect laser ophthalmoscope or a consumable, single use MP3 probe, G-Probe or EndoProbe.

Our products are sold in the United States predominantly through a direct sales force and internationally through independent distributors.  Total revenues in 2016, 2015 and 2014 were $46.2 million, $41.8 million and $42.8 million, respectively. We generated net (loss) income of $(11.8) million, $0.5 million and $10.0 million in 2016, 2015 and 2014, respectively.

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

On August 12, 2016, we filed a universal shelf registration statement to offer up to $50.0 million of our securities. The shelf registration statement also covers the resale of the shares held by investment funds affiliated with BlueLine Partners, L.L.C. The registration statement was declared effective by the SEC on August 26, 2016. In December 2016 and January 2017, we completed a registered public offering under this shelf registration statement of 1,332,500 shares of our common stock for net proceeds of $17.4 million after deducting underwriting discounts and commissions of approximately $1.1 million. The 1,332,500 shares include the exercise in full by the underwriters of their option to purchase an additional 172,500 shares of our common stock.

Results of Operations - 2016, 2015 and 2014

Our fiscal year ends on the Saturday closest to December 31. Fiscal 2016 ended on December 31, 2016, fiscal 2015 ended on January 2, 2016 and fiscal 2014 ended on January 3, 2015. Consequently, fiscal years 2016 and 2015 included only 52 weeks of operations while fiscal year 2014 included 53 weeks.

The following table sets forth certain operating data as a percentage of revenue for the periods indicated.

	Percentage of Revenue
	Years Ended
	FY 2016	FY 2015	FY 2014
	December 31, 2016	January 2, 2016	January 03, 2015
Revenues	100.0%	100.0%	100.0%
Cost of revenues	54.9%	52.2%	50.0%
Gross margin	45.1%	47.8%	50.0%
Operating expenses:
Research and development	11.6%	12.5%	10.8%
Sales and marketing	22.3%	21.3%	19.1%
General and administrative	16.5%	13.3%	14.1%
Impairment of intangible assets	0.3%	0.0%	0.0%
Total operating expenses	50.7%	47.1%	44.0%
(Loss) income from operations	(5.6%)	0.7%	6.0%
Other (expense) income, net	(0.2%)	0.0%	(2.9%)
(Loss) income from operations before benefit from income taxes	(5.8%)	0.7%	3.1%
Provision for (benefit from) income taxes	19.6%	(0.4%)	(20.3%)
Net (loss) income	(25.4%)	1.1%	23.4%

Comparison of 2016 and 2015

Revenues.

Our total revenues increased $4.4 million or 10.5% from $41.8 million in 2015 to $46.2 million in 2016. The increase is due primarily to an increase in our international system sales and to a lesser extent, our domestic system sales. This increase in our system sales is due to an increase in sales of our flagship product Cyclo G6 lasers, which was partially offset by a decrease in sales of our legacy products, mainly in the US. Our recurring revenues also increased, mainly due to the increase in sales of our Cyclo G6 probes, partially offset by a decrease in sales of our legacy probes.

(in millions)	FY 2016	FY 2015	Change in $	Change in %
Systems – domestic	$10.3	$10.2	$0.1	1.0%
Systems – international	13.7	11.6	2.1	18.1%
Recurring revenues	22.2	20.0	2.2	11.0%
Total revenues	$46.2	$41.8	$4.4	10.5%

Gross Profit.

Gross profit was $20.8 million in 2016 compared with $20.0 million in 2015, an increase of $0.9 million or 4.4%. Gross margin, which is defined as gross profit as a percentage of revenues, was 45.1% in 2016 compared with 47.8% in 2015, a decrease of 2.7 percentage points. The decrease in gross margin was attributable primarily to an unfavorable shift in geographic mix; our international sales which are lower margin sales, increased versus our domestic sales. We are also continuing to experience price compression on our international sales due to the strength of the US dollar.

Gross margins are expected to continue to fluctuate due to changes in the relative proportions of domestic and international sales, the product mix of sales, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and a variety of other factors.

Research and Development.

R&D expenses increased $0.2 million or 2.9% from $5.2 million in 2015 to $5.4 million in 2016. The increase in spending was attributable primarily to an increase in investments in headcount and associated costs. The increase in headcount reflects our continuing investment in enhancements of existing products as well as development associated with bringing new products to market.

Sales and Marketing.

Sales and marketing expenses increased $1.4 million or 15.5%, from $8.9 million in 2015 to $10.3 million in 2016. The increase was attributable primarily to an increase in headcount and associated costs, an increase in commissions, an increase in trade shows, as well as an increase in other general selling and marketing expenses to support growth in revenues.

General and Administrative.

General and administrative expenses increased $2.1 million or 37.6%, from $5.6 million in 2015 to $7.6 million in 2016. The increase in spending was attributable primarily to an increase in severance costs, an increase in non-cash stock-based compensation charges, an increase in bonus and profit sharing, an increase in consulting and temporary employees, an increase in legal expenses, an increase in audit and tax expenses, and an increase in public company expenses. We expect an increase in our audit and tax expenses, as well as other public company expenses, as a result of the change in our filing status from a small reporting company to an accelerated filer.

Impairment of intangible assets.

           Impairment of intangible assets which increased $0.1 million was attributable primarily to the impairment of Ocunetics assets.

Other Income (Expense).

Other income (expense) totaled $0.1 million in 2016 and was attributable to an increase in the fair value re-measurement of the contingent earn-out liabilities of our other acquisition.

Income Taxes.

Based on our current fiscal year’s performance and our forecast of future losses, it is more likely than not that we will not realize our deferred tax assets. Therefore we recorded a full valuation allowance against all of our deferred tax assets. We recorded a provision for income taxes of $9.1 million in 2016 compared to a benefit from income taxes of $0.2 million in 2015, which was attributed primarily to the establishment of a valuation allowance for the deferred tax asset.

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

(in millions)	FY 2015	FY 2014	Change in $	Change in %
Systems – domestic	$10.2	$10.0	$0.2	1.8%
Systems – international	11.6	13.5	(1.9)	(14.0%)
Recurring revenues	20.0	19.3	0.7	3.4%
Total revenues	$41.8	$42.8	$(1.0)	(2.5%)

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

Other Income (Expense).

Other income (expense) consisting primarily of expense recorded for the fair value re-measurement of the contingent earn-out liabilities incurred as a result of our acquisitions, was $5 thousand in 2015 compared to $1.3 million in 2014. The decrease in re-measurement of the contingent earn-out was due to a decrease in expected future revenues to be generated from these acquisitions.

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

Comparison of 2016 and 2015

As of December 31, 2016, we had cash and cash equivalents of $23.7 million, no debt and working capital of $37.4 million compared to cash and cash equivalents of $10.0 million, no debt and working capital of $23.3 million as of January 2, 2016.

During 2016, net cash of $0.1 million was used in operating activities, primarily from our net loss of $11.7 million, and operating assets and liabilities consumed $0.2 million net cash, primarily from an increase in accounts receivable of $0.9 million, an increase in inventory of $0.5 million, a decrease in accounts payable of $0.2 million, partially offset by an increase in accrued compensation of $0.8 million, an increase in accrued expenses of $0.5 million and a net change in other operating assets and liabilities of $0.1 million. This was partially offset by the add back of the following non-cash items - decrease in deferred income taxes of $9.0 million, stock-based compensation of $1.8 million, depreciation and amortization of $0.6 million and other non-cash items of $0.3 million. We used $1.5 million net cash in investing activities, $1.1 million on capital expenditures and $0.4 million to pay a contingent earn-out liability arising from our acquisitions. $15.4 million net cash was provided by financing activities, which consisted of $14.8 million net proceeds arising from the issuance of common stock and $0.7 million from exercises of stock options, partially offset by $0.1 million to pay for payroll taxes related to net shares settlement of equity awards and $0.1 million to purchase stock under our stock repurchase program.

We believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs over the next 12 months.

Comparison of 2015 and 2014

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

Contractual Payment Obligations

As of December 31, 2016, our contractual payment obligations that were fixed and determinable to third parties for non-cancelable operating leases, contract manufacturers and other purchase commitments were as follows (in thousands):

	Total	<1 year	1-3 years	3-5 years	More than 5 years
Operating leases payments	$2,366	$1,068	$1,295	$3	$—
Commitments to contract manufacturers and suppliers	8,527	7,440	1,087	—	—
Total contractual cash obligations	$10,893	$8,508	$2,382	$3	$—

Critical Accounting Policies

Revenue Recognition.

Our revenues arise from the sale of laser consoles, delivery devices, consumables and service and support activities. Revenue from product sales is recognized upon receipt of a purchase order and product shipment provided that no significant obligations remain and collectibility is reasonably assured. Shipments are generally made with Free-On-Board (“FOB”) shipping point terms, whereby title passes upon shipment from our dock. Any shipments with FOB receiving point terms are recorded as revenue when the shipment arrives at the receiving point. Cost is recognized as product sales revenue is recognized. Our sales may include post-sales obligations for training or other deliverables. For revenue arrangements such as these, we recognize revenue in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition, Multiple-Element Arrangements”. We allocate revenue among deliverables in multiple-element arrangements using the relative selling price method. Revenue allocated to each element is recognized when the basic revenue recognition criteria is met for each element. We are required to apply a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of selling price (“VSOE”), (ii) third-party evidence of selling price (“TPE”) and (iii) best estimate of the selling price (“ESP”). In general, we are unable to establish VSOE or TPE for all of the elements in the arrangement; therefore, revenue is allocated to these elements based on the our ESP, which we determine after considering multiple factors such as management approved pricing guidelines, geographic differences, market conditions, competitor pricing strategies, internal costs and gross margin objectives. These factors may vary over time depending upon the unique facts and circumstances related to each deliverable. As a result, our ESP for products and services could change. Revenues for post-sales obligations are recognized as the obligations are fulfilled.

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

Income Taxes.

We account for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We annually evaluate the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. In 2014, we released the valuation allowance against most of our deferred tax assets except that we retained a valuation allowance for certain deferred tax assets associated with our California research and development credit (“CA R&D credit”). In 2016, management has determined that the negative evidence overweighs the positive evidence and that it is “more-likely-than-not” that the benefit of all of its deferred tax assets will not be realized. Accordingly, in the fourth quarter of fiscal year 2017, we provided a full valuation allowance on its federal and states deferred tax assets.

Accounting for Uncertainty in Income Taxes.

We account for uncertain tax positions in accordance with ASC 740. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a "more-likely-than-not" threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accrued interest and penalties during the year ended December 31, 2016.

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

Recently Issued and Adopted Accounting Standards

Recently Issued and Adopted Accounting Standards.

In May 2014, as part of its ongoing efforts to assist in the convergence of accounting principles generally accepted in the United States (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”), the Financial Accounting

Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual and interim periods beginning after December 15, 2017. The FASB has issued several updates to the standard which i) defer the original effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017 (ASU 2015-14); ii) clarify the application of the principal versus agent guidance (ASU  2016-08); iii) clarify the guidance on inconsequential and perfunctory promises and licensing (ASU 2016-10); and clarify the guidance on certain sections of the guidance providing technical corrections and improvements (ASU 2016-10). In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) Narrow-Scope Improvements and Practical Expedients”, to address certain narrow aspects of the guidance including collectability criterion, collection of sales taxes from customers, noncash consideration, contract modifications and completed contracts. This issuance does not change the core principle of the guidance in the initial topic issued in May 2014. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force)”. The ASU clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. The ASU does not contain any new disclosure requirements. The ASU is effective for reporting periods beginning after

December 15, 2015. Early adoption is permitted. The adoption of this standard in fiscal year 2016 did not have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, "Leases," amending ASC 842. This ASU requires us to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with terms of more than twelve months. This ASU also requires disclosures enabling the users of financial statements to understand the amount, timing and uncertainty of cash flows arising from leases. This new standard will become effective for us for annual periods beginning after December 15, 2018 (including interim reporting periods within those periods). Early adoption is permitted as of the beginning of an interim or annual reporting period. We are currently evaluating the impact of this new standard on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." This ASU affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions, which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. This ASU will become effective for us on December 15, 2016 (including interim reporting periods within those periods). Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. We are currently evaluating the impact of this new standard on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15 "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments". The amendment gives guidance and reduces diversity in practice with respect to certain types of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16 to ASC 740 "Income Taxes," which simplifies the recording of an inter-entity transfer of assets other than inventory. The new guidance requires that a company recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new guidance becomes effective for annual reporting periods beginning after December 15, 2017 and must be applied using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the adoption period. We are currently evaluating the impact of this guidance on our consolidated financial statements and the timing of adoption.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows, Restricted Cash (Topic 230)”. This guidance requires that a statement of cash flows explain the total change during the period of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period to total amounts shown on the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting periods, with early adoption permitted. We are currently evaluating the effect of the adoption of this guidance on our consolidated financial statements.

In January 2017, the FASB has issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments should be applied on a prospective basis. The nature of and reason for the change in accounting principle should be disclosed upon transition. A public business entity that is a U.S. Securities and Exchange Commission (SEC) filer should adopt the amendments for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. None of our international revenues and costs for the fiscal year ended December 31, 2016 have been denominated in foreign currencies and therefore changes in foreign currency rates will not have an impact on our income statement or cash flows. However, increases in the value of the U.S. dollar against any local currencies could cause our products to become relatively more expensive to customers in a particular country or region, leading to reduced revenue or profitability in that country or region. As we continue to expand our international sales, our non-U.S. dollar denominated revenue and our exposure to gains and losses on international currency transactions may increase. We currently do not engage in transactions to hedge against the risk of the currency fluctuation, but we may do so in the future.

Item 8. Financial Statements and Supplementary Data.

Our consolidated balance sheets as of December 31, 2016 and January 2, 2016 and the consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of our fiscal years 2016, 2015 and 2014 together with the related notes and the report of our independent registered public accounting firm, are on the following pages. Additional required financial information is described in Item 15.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of IRIDEX Corporation

We have audited the accompanying consolidated balance sheets of IRIDEX Corporation (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2016 and January 2, 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IRIDEX Corporation and its subsidiaries as of December 31, 2016 and January 2, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2017 expressed an unqualified opinion thereon.

/s/ BPM LLP

San Jose, California

March 15, 2017

IRIDEX Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	FY 2016	FY 2015
	December 31, 2016	January 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$23,747	$9,995
Accounts receivable, net of allowance for doubtful accounts of $230 as of December 31, 2016 and $140 as of January 2, 2016	10,025	9,282
Inventories	11,643	11,106
Prepaid expenses and other current assets	450	386
Total current assets	45,865	30,769
Property and equipment, net	1,534	1,104
Intangible assets, net	132	268
Goodwill	533	533
Deferred income taxes	-	8,985
Other long-term assets	80	164
Total assets	$48,144	$41,823
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,994	$2,223
Accrued compensation	2,346	1,572
Accrued expenses	2,135	1,722
Accrued warranty	603	603
Deferred revenue	1,383	1,311
Total current liabilities	8,461	7,431
Long-term liabilities:
Other long-term liabilities	523	704
Total liabilities	8,984	8,135
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding 11,304,736 and 10,009,408 shares as of December 31, 2016 and January 2, 2016, respectively	124	111
Additional paid-in capital	55,158	37,986
Accumulated deficit	(16,122)	(4,409)
Total stockholders’ equity	39,160	33,688
Total liabilities and stockholders’ equity	$48,144	$41,823

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	FY 2016	FY 2015	FY 2014
	Year Ended	Year Ended	Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Total revenues	$46,158	$41,757	$42,814
Cost of revenues	25,319	21,804	21,409
Gross profit	20,839	19,953	21,405
Operating expenses:
Research and development	5,365	5,214	4,629
Sales and marketing	10,281	8,901	8,155
General and administrative	7,638	5,550	6,034
Impairment of intangible assets	120	—	—
Total operating expenses	23,404	19,665	18,818
(Loss) income from operations	(2,565)	288	2,587
Other (expense) income, net	(91)	3	(1,255)
(Loss) income from operations before provision for (benefit from) income taxes	(2,656)	291	1,332
Provision for (benefit from) income taxes	9,057	(183)	(8,706)
Net (loss) income	$(11,713)	$474	$10,038
Net (loss) income per share:
Basic	$(1.15)	$0.05	$1.01
Diluted	$(1.15)	$0.05	$0.97
Weighted average shares used in computing net (loss) income per common share:
Basic	10,173	9,962	9,892
Diluted	10,173	10,128	10,357

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	FY 2016	FY 2015	FY 2014
	Year Ended	Year Ended	Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Net (loss) income	$(11,713)	$474	$10,038
Other comprehensive loss, net of tax	—	—	—
Comprehensive (loss) income	$(11,713)	$474	$10,038

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
FY 2013: Balances, December 28, 2013	9,899,483	$104	$40,671	$(14,921)	$25,854
Issuance of common stock under stock option plan	399,390	4	1,497		1,501
Employee stock-based compensation expense			972		972
Excess tax benefits from stock-based awards			36		36
Release of restricted stock	50,262				—
Stock repurchase	(562,440)		(4,665)		(4,665)
Net income				10,038	10,038
FY 2014: Balances, January 3, 2015	9,786,695	108	38,511	(4,883)	33,736
Issuance of common stock under stock option plan	277,733	3	1,024		1,027
Employee stock-based compensation expense			895		895
Release of restricted stock	144,756		(606)		(606)
Repurchase of employee share awards			(275)		(275)
Stock repurchase	(199,776)		(1,563)		(1,563)
Net income				474	474
FY 2015: Balances, January 2, 2016	10,009,408	111	37,986	(4,409)	33,688
Proceeds from issuance of common stock, net of issuance costs	1,150,000	12	14,801		14,813
Issuance of common stock under stock option plan	126,077	1	708		709
Employee stock-based compensation expense			1,821		1,821
Release of restricted stock	25,795		(99)		(99)
Repurchase of employee share awards					—
Stock repurchase	(6,544)		(59)		(59)
Net loss				(11,713)	(11,713)
FY 2016: Balances, December 31, 2016	11,304,736	$124	$55,158	$(16,122)	$39,160

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	FY 2016	FY 2015	FY 2014
	Year Ended	Year Ended	Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Operating activities:
Net (loss) income	$(11,713)	$474	$10,038
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Impairment of intangible assets	120	—	—
Depreciation and amortization	648	522	420
Change in fair value of earn-out liability	95	5	1,258
Stock-based compensation	1,821	895	972
Deferred income taxes	8,985	(209)	(8,776)
Excess tax benefits from stock-based awards	—	—	(36)
Provision for doubtful accounts	122	62	86
Changes in operating assets and liabilities:
Accounts receivable	(865)	(1,007)	(1,078)
Inventories	(537)	(1,987)	1,486
Prepaid expenses and other current assets	(64)	124	66
Other long-term assets	84	57	82
Accounts payable	(229)	465	(520)
Accrued compensation	774	(291)	(28)
Accrued expenses	478	(36)	17
Accrued warranty	—	134	1
Deferred revenue	72	132	46
Other long-term liabilities	65	67	(20)
Net cash (used in) provided byoperating activities	(144)	(593)	4,014
Investing activities:
Acquisition of property and equipment	(1,062)	(875)	(568)
Payment on earn-out liability	(406)	(423)	(459)
Net cash used in investing activities	(1,468)	(1,298)	(1,027)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	14,813	—	—
Proceeds from stock option exercises	709	1,027	1,501
Excess tax benefits from stock-based awards	—	—	36
Taxes paid related to net share settlements of equity awards	(99)	(606)	—
Repurchase of employee share awards	—	(275)	—
Repurchase of common stock	(59)	(1,563)	(4,665)
Net cash provided by (used in) financing activities	15,364	(1,417)	(3,128)
Net increase (decrease) in cash and cash equivalents	13,752	(3,308)	(141)
Cash and cash equivalents, beginning of year	9,995	13,303	13,444
Cash and cash equivalents, end of year	$23,747	$9,995	$13,303
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$22	$27	$35

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

Our fiscal year always ends on the Saturday closest to December 31. Fiscal 2016 ended on December 31, 2016 (“FY 2016”), Fiscal 2015 ended on January 2, 2016 (“FY 2015”) and fiscal 2014 ended on January 3, 2015 (“FY 2014”). Consequently, fiscal years 2016 and 2015 included only 52 weeks of operations while fiscal year 2014 included 53 weeks.

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

Sales Returns Allowance and Allowance for Doubtful Accounts.

We estimate future product returns related to current period product revenue. We analyze historical returns, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowance. Significant management judgment and estimates must be made and used in connection with establishing the sales returns allowance in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. Our provision for sales returns is recorded net of the associated costs. The balance for the provision of sales returns was $44 thousand and $60 thousand as of December 31, 2016 and January 2, 2016, respectively, and is recorded within the deferred revenue accounts in the consolidated balance sheets.

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

As part of our normal business, we generally utilize various finished goods inventory as either sales demos to facilitate the sale of our products to prospective customers, or as loaners that we allow our existing customers to use while we repair their products. We are amortizing these demos and loaners over an estimated useful life of four years. The amortization of the demos is charged to sales expense while the amortization on the loaners is charged to cost of revenues. The gross value of demos and loaners was $1.6 million and $1.6 million and the accumulated amortization was $490 thousand and $575 thousand as of December 31, 2016 and January 2, 2016, respectively. The net book value of demos and loaners is charged to cost of revenues when such demos or loaners are sold.

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

Valuation of Goodwill and Intangible Assets.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We review goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. If, after assessing the totality of circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the two-step impairment test. It does not require an entity to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value. However, an entity also has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. We have determined that we have a single reporting unit for purposes of performing our goodwill impairment test. As we use the market approach to assess impairment, our common stock price is an important component of the fair value calculation. If our stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. We performed our annual impairment test during the second quarter of 2016 and determined that our goodwill was not impaired. As of December 31, 2016, we had not identified any factors that indicated there was an impairment of our goodwill and determined that no additional impairment analysis was then required.

Intangible assets with definite lives are amortized over the useful life of the asset. We review our amortizing intangible assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future non-discounted net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. In such circumstances, we conduct an impairment analysis in accordance with Accounting Standard Codification (“ASC”) 350, “Intangibles – Goodwill and Other” (“ASC 350”).

During the fourth quarter of 2016, we reviewed our long-lived assets for indicators of impairment.  Based on reduced estimates of future revenues and future negative cash flow, we identified potential indicators of impairment. As a result, we compared the fair value of our long-lived assets to their carrying value. Based on our discounted future cash flow and revenue projections, we recorded a non-cash impairment charge of $120 thousand for the Ocunetics patent. The impairment charge represents the excess of the carrying value of the asset over its fair value.

The impairment charge is not expected to result in any future cash expenditures.

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

Deferred Revenue.

Revenue related to service contracts is deferred and recognized on a straight line basis over the period of the applicable service period. Costs associated with these service arrangements are recognized as incurred. A reconciliation of the changes in our deferred revenue balances for the years ended December 31, 2016 and January 2, 2016 are as follows (in thousands):

FY 2014: Balance as of January 3, 2015	$1,179
Additions to deferral	1,495
Revenue recognized	(1,363)
FY 2015: Balance as of January 2, 2016	1,311
Additions to deferral	1,430
Revenue recognized	(1,358)
FY 2016: Balance as of December 31, 2016	$1,383

Warranty.

We provide reserves for the estimated cost of product warranties at the time revenue is recognized based on historical experience of known product failure rates and expected material and labor costs to provide warranty services. We generally provide a two-year warranty on our products. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. Alternatively, if estimates are determined to be greater than the actual amounts necessary, we may reverse a portion of such provisions in future periods. Warranty costs are reflected in the consolidated statements of operations as costs of revenues. A reconciliation of the changes in our warranty liability for the years ended December 31, 2016 and January 2, 2016 are as follows (in thousands):

FY 2014: Balance as of January 3, 2015	$469
Accruals for product warranties	401
Cost of warranty claims	(267)
FY 2015: Balance as of January 2, 2016	603
Accruals for product warranties	469
Cost of warranty claims	(469)
FY 2016: Balance as of December 31, 2016	$603

Shipping and Handling Costs.

Our shipping and handling costs billed to customers are included in revenues and the associated expense is recorded in cost of revenues for all periods presented. Shipping and handling costs amounted to $0.3 million for each of the fiscal years 2016, 2015 and 2014.

Research and Development.

Research and development expenditures are charged to operations as incurred.

Advertising.

Advertising and promotion costs are expensed as they are incurred; such costs were approximately $0.1 million in 2016, $0.1 million in 2015, and $0.2 million in 2014 and are included in sales and marketing expenses in the accompanying consolidated statements of operations.

Income Taxes.

We account for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We annually evaluate the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. In 2014, we released valuation allowance against most of our deferred tax assets except that we retained a valuation allowance for certain deferred tax assets associated with our California research and development credit (“CA R&D credit”). In 2016, based on our recent history of losses and forecasted losses, management believes on a “more-likely-than-not” basis that a full valuation allowance is required. Accordingly, in the fourth quarter of fiscal year 2017, we provided a full valuation allowance on our federal and state deferred tax assets.

Accounting for Uncertainty in Income Taxes.

We account for uncertain tax positions in accordance with ASC 740. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a "more-likely-than-not" threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accrued interest and penalties during the year ended December 31, 2016.

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

We market our products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of our customers and maintains an allowance for potential credit losses. Historically, we have not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the years ended December 31, 2016, January 2, 2016 and January 3, 2015, no single customer accounted for greater than 10% of total revenues. As of December 31, 2016 and January 2, 2016, no customer accounted for more than 10% of accounts receivable balance.

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

Net Income per Share.

Basic net income per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents consist of incremental common shares issuable upon the exercise of stock options, release (vesting) of restricted stock units and awards, and the conversion of Series A Preferred Stock into common stock and are calculated under the treasury stock method. Common stock equivalent shares from unexercised stock options and unvested restricted stock units are excluded from the computation for periods in which we incur a net loss or if the exercise price of such options is greater than the average market price of our common stock for the period as their effect would be anti-dilutive. See Note 14 - Computation of Basic and Diluted Net Income Per Common Share.

Recently Issued and Adopted Accounting Standards.

In May 2014, as part of its ongoing efforts to assist in the convergence of accounting principles generally accepted in the United States (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual and interim periods beginning after December 15, 2017. The FASB has issued several updates to the standard which i) defer the original effective date from

January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017 (ASU 2015-14); ii) clarify the application of the principal versus agent guidance (ASU  2016-08); iii) clarify the guidance on inconsequential and perfunctory promises and licensing (ASU 2016-10); and clarify the guidance on certain sections of the guidance providing technical corrections and improvements (ASU 2016-10). In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) Narrow-Scope Improvements and Practical Expedients”, to address certain narrow aspects of the guidance including collectability criterion, collection of sales taxes from customers, noncash consideration, contract modifications and completed contracts. This issuance does not change the core principle of the guidance in the initial topic issued in May 2014. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force)”. The ASU clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. The ASU does not contain any new disclosure requirements. The ASU is effective for reporting periods beginning after

December 15, 2015. Early adoption is permitted. The adoption of this standard in fiscal year 2016 did not have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, "Leases," amending ASC 842. This ASU requires us to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with terms of more than twelve months. This ASU also requires disclosures enabling the users of financial statements to understand the amount, timing and uncertainty of cash flows arising from leases. This new standard will become effective for us for annual periods beginning after December 15, 2018 (including interim reporting periods within those periods). Early adoption is permitted as of the beginning of an interim or annual reporting period. We are currently evaluating the impact of this new standard on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." This ASU affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions, which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. This ASU will become effective for us on December 15, 2016 (including interim reporting periods within those periods). Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. We are currently evaluating the impact of this new standard on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15 "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments". The amendment gives guidance and reduces diversity in practice with respect to certain types of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16 to ASC 740 "Income Taxes," which simplifies the recording of an inter-entity transfer of assets other than inventory. The new guidance requires that a company recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new guidance becomes effective for annual reporting periods beginning after December 15, 2017 and must be applied using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the adoption period. We are currently evaluating the impact of this guidance on our financial statements and the timing of adoption.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows, Restricted Cash (Topic 230)”. This guidance requires that a statement of cash flows explain the total change during the period of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period to total amounts shown on the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting periods, with early adoption permitted. We are currently evaluating the effect of the adoption of this guidance on our consolidated financial statements.

In January 2017, the FASB has issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments should be applied on a prospective basis. The nature of and reason for the change in accounting principle should be disclosed upon transition. A public business entity that is a U.S. Securities and Exchange Commission (SEC) filer should adopt the amendments for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

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

The carrying amounts of our financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of December 31, 2016 and January 2, 2016, approximate fair value because of the short maturity of these instruments.

As of December 31, 2016 and January 2, 2016, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

	As of December 31, 2016				As of January 2, 2016
	Fair Value Measurements				Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$8,270	—	—	$8,270	$9,212	—	—	$9,212
Liabilities:
Earn-out liability	$—	—	$694	$694	$—	—	$1,005	$1,005

Our Level 1 financial assets are money market funds whose fair values are based on quoted market prices. We do not have any Level 2 financial assets or liabilities. The fair value of the earn-out liability arising from the acquisitions of RetinaLabs and Ocunetics is classified within Level 3 of the fair value hierarchy since it is based on significant unobservable inputs. The significant unobservable inputs include projected royalties and discount rates to present value the payments. A significant increase (decrease) in the projected royalty payments in isolation could result in a significantly higher (lower) fair value measurement and a significant increase (decrease) in the discount rate in isolation could result in a significantly lower (higher) fair value measurement. The fair value of the earn-out liability is calculated on a quarterly basis based on a collaborative effort of our operations, finance and accounting groups based on additional information as it becomes available. Any change in the fair value adjustment is recorded in the consolidated statement of operations of that period. The decrease in re-measurement of the contingent earn-out was due to a decrease in expected future revenues to be generated from these acquisitions. Both of these deals were structured with an earn-out component. The earn-out liability is included in accrued expenses and other long-term liabilities in the consolidated balance sheets. In December 31, 2016, we reduced the fair value of the earn-out liability related to Ocunetics to zero as we do not expect to generate any revenues related to the acquired Ocunetics patent. The Ocunetics patent was written off in December 2016, see Note 7 – Intangible Assets.

Charges related to fair value adjustments were $95 thousand, $5 thousand and $1.3 million for the fiscal years 2016, 2015 and 2014, respectively

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of December 31, 2016 and January 2, 2016.

As of December 31, 2016	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Weighted Average (range)
Earn-out liability	$694	Discounted cash flow	Projected royalties (in thousands)	$2,154
			Discount rate	11.22% (11.22% - 27.00%)

As of January 2, 2016	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Weighted Average (range)
Earn-out liability	$1,005	Discounted cash flow	Projected royalties (in thousands)	$2,949 ($134 - $3,153)
			Discount rate	11.36% (10.23% - 27.00%)

The following table provides a reconciliation of the beginning and ending balances of the contingent consideration – cash (Level 3 liabilities) (in thousands):

Balance as of January 3, 2015	$1,423
Payments against earn-out	(423)
Change in fair value of earn-out liability	5
Balance as of January 2, 2016	1,005
Payments against earn-out	(406)
Change in fair value of earn-out liability	95
Balance as of December 31, 2016	$694

4. Inventories

The components of our inventories are as follows (in thousands):

	FY 2016	FY 2015
	December 31, 2016	January 2, 2016
Raw materials	$5,331	$4,578
Work in process	2,337	1,791
Finished goods	3,975	4,737
Total inventories	$11,643	$11,106

5. Property and Equipment

The components of our property and equipment are as follows (in thousands):

	FY 2016	FY 2015
	December 31, 2016	January 2, 2016
Equipment	$9,560	$8,498
Leasehold improvements	2,309	2,309
Less: accumulated depreciation and amortization	(10,335)	(9,703)
Property and equipment, net	$1,534	$1,104

Depreciation expense related to property and equipment was $632 thousand, $506 thousand and $376 thousand for the fiscal years 2016, 2015 and 2014, respectively.

6. Goodwill

The carrying value of goodwill was $533 thousand as of December 31, 2016 and January 2, 2016, respectively.

Goodwill is tested for impairment at least annually or whenever there is a change in circumstances that indicates the carrying value of these assets may be impaired. The determination of whether any potential impairment of goodwill exists is based upon a two-step impairment test performed in accordance with ASC 350. There was no impairment of goodwill recognized during fiscal years 2016, 2015 or 2014.

7. Intangible Assets

During the fourth quarter of 2016, we reviewed our long-lived assets for indicators of impairment.  Based on reduced estimates of future revenues and future negative cash flow, we identified potential indicators of impairment. As a result, we compared the fair value of our long-lived assets to their carrying value. Based on our discounted future cash flow and revenue projections, we recorded a non-cash impairment charge of $120 thousand for the Ocunetics patent. The impairment charge represents the excess of the carrying value of the asset over its fair value.

The impairment charge is not expected to result in any future cash expenditures.

The components of our purchased intangible assets as of December 31, 2016 are as follows (in thousands):

	Useful Lives	FY 2016 Annual Amortization	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Lives Remaining
Customer relations	15 Years	$16	$240	$108	$132	8.25 Years
Patents	Varies	-	720	720	-	Varies
		$16	$960	$828	$132

The components of our purchased intangible assets as of January 2, 2016 are as follows (in thousands):

	Useful Lives	FY 2015 Annual Amortization	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Lives Remaining
Customer relations	15 Years	$16	$240	$92	$148	9.25 Years
Patents	Varies	-	720	600	120	Varies
		$16	$960	$692	$268

Aggregate amortization expense for the fiscal years 2016, 2015 and 2014 was $16 thousand, $16 thousand and $44 thousand, respectively. The amortization of customer relations was charged to sales and marketing expense and the amortization of patents was charged to cost of revenues.

Estimated future amortization expense for purchased intangible assets is as follows (in thousands):

Fiscal Year:
2017	$16
2018	16
2019	16
2020	16
2021	16
Thereafter	52
Total	$132

8. Accrued Expenses

The components of our accrued expenses are as follows (in thousands):

	FY 2016 December 31, 2016	FY 2015 January 2, 2016
Customer deposits	$496	$336
Earn-out – short term	305	370
Distributor commission	171	234
Sales and use tax payable	94	105
Royalties payable	66	52
Other accrued expenses	1,003	625
Total accrued expenses	$2,135	$1,722

9. Commitments and Contingencies

Lease Agreements.

We lease our operating facilities in Mountain View, California, under a non-cancelable operating lease that was initially scheduled to expire in February 28, 2017. In February 2016, we executed an agreement to extend the term of the lease through February 28, 2019. There are no remaining options to extend or renew the terms of this lease. Rent expense for fiscal years 2016, 2015 and 2014 was $0.9 million, $0.8 million and $0.6 million, respectively.

Future minimum lease payments under current operating leases as of December 31, 2016 are summarized as follows (in thousands):

Fiscal Year	Operating Lease Payments
2017	$1,068
2018	1,056
2019	206
2020	33
2021	3
Total future minimum lease payments	$2,366

Manufacture and Supply Agreement.

Future minimum payments for manufacture and supply commitments as of December 31, 2016 are summarized as follows (in thousands):

Fiscal Year	Contract Manufacturing and Supply Commitments
2017	$7,440
2018	1,087
Total contract manufacturing and supply commitments	$8,527

License Agreements.

We are obligated to pay royalties equivalent to 5% of sales on certain products under certain license agreements with termination dates as early as the end of 2018 and as late as the end of 2021. Royalty expense, charged to cost of revenues, was approximately $0.3 million, $0.1 million, and $0.2 million for the fiscal years 2016, 2015 and 2014, respectively.

Indemnification Arrangements.

We enter into standard indemnification arrangements in our ordinary course of business. Pursuant to these arrangements, we indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third-party with respect to our products. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments we could be required to make under these agreements is not determinable. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal.

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

10. Stockholders’ Equity

1998 Stock Plan.

The 1998 Stock Plan (the “1998 Plan”), as amended, provides for the granting to employees (including officers and non-employee directors) of incentive stock options and for the granting to employees (including officers and non-employee directors) and consultants of nonstatutory stock options, stock purchase rights (“SPRs”), restricted stock, restricted stock units (“RSUs”), performance shares, performance units and stock appreciation rights. The exercise price of incentive stock options and stock appreciation rights granted under the 1998 Plan must be at least equal to the fair market value of the shares at the time of grant. With respect to any recipient who owns stock possessing more than 10% of the voting power of our outstanding capital stock, the exercise price of any option or SPR granted must be at least equal to 110% of the fair market value at the time of grant. Options granted under the 1998 Plan are exercisable at such times and under such conditions as determined by the administrator; generally over a four year period. The maximum term of incentive stock options granted to any recipient must not exceed ten years; provided, however, that the maximum term of an incentive stock option granted to any recipient possessing more than 10% of the voting power of our outstanding capital stock must not exceed five years. In the case of SPRs, unless the administrator determines otherwise, we have a repurchase option exercisable upon the voluntary or involuntary termination of the purchaser’s employment with us for any reason (including death or disability). Such repurchase option lapses at a rate determined by the administrator. The purchase price for shares repurchased is the original price paid by the purchaser. As of December 31, 2016 and January 2, 2016, no shares were subject to repurchase. The form of consideration for exercising an option or stock purchase right, including the method of payment, is determined by the administrator. The 1998 Plan expired in February 2008.

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

The following table summarizes information regarding activity in our stock option plans during the fiscal years ended 2016, 2015 and 2014 (in thousands except share and per share data):

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balances as of December 28, 2013	476,545	1,102,842	3.97
Additional shares reserved	503,306	—	—
Options granted	(158,300)	158,300	8.61
Restricted stock granted	(62,225)	—	—
Options exercised	—	(399,390)	3.76
Options cancelled	27,957	(27,957)	6.13
Awards cancelled	79,890	—	—
Options expired	(13,056)	—	—
Balances as of January 3, 2015	854,117	833,795	4.88
Additional shares reserved	1,000	—	—
Options granted	(170,300)	170,300	9.38
Restricted stock granted	(227,905)	—	—
Options exercised	—	(277,733)	3.70
Options cancelled	174,870	(174,870)	4.71
Awards cancelled	146,000	—	—
Options expired	(7,000)	—	—
Balances as of January 2, 2016	770,782	551,492	6.92
Additional shares reserved	-	—	—
Options granted	(112,277)	112,277	13.71
Restricted stock granted	(286,294)		—
Options exercised	—	(126,077)	5.62
Options cancelled	66,707	(66,707)	7.37
Awards cancelled	66,000	—	—
Options expired	-	—	—
Balances as of December 31, 2016	504,918	470,985	$8.69

There were 975,903 shares reserved for future issuance under the stock option plans as of December 31, 2016.

The following table summarizes information with respect to stock options outstanding and exercisable as of December 31, 2016:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$3.46 - $3.92	47,935	2.18	$3.84	47,164	$3.84
$3.95 - $5.92	73,182	2.87	$5.01	60,241	$4.86
$6.00 - $8.16	82,169	5.19	$7.38	35,615	$7.08
$8.29 - $8.58	60,799	4.17	$8.45	38,325	$8.45
$8.60 - $10.33	59,500	4.96	$9.39	27,067	$9.10
$10.45 - $10.45	400	5.17	$10.45	200	$10.45
$10.73 - $10.73	61,223	5.15	$10.73	26,098	$10.73
$11.04 - $11.04	15,800	5.17	$11.04	885	$11.04
$12.85 - $12.85	32,500	6.82	$12.85	118	$12.85
$16.29 - $16.29	37,477	6.57	$16.29	686	$16.29
$3.46 - $16.29	470,985	4.58	$8.69	236,399	$6.77

The determination of the fair value of options granted is computed using the Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Option Plan
	FY 2016	FY 2015	FY 2014
Average risk free interest rate	1.33%	1.38%	1.49%
Expected life (in years)	4.55 years	4.55 years	4.50 years
Dividend yield	—	—	—
Average volatility	44.5%	49.3%	56.2%

The weighted average grant date fair value of options granted as calculated using the Black-Scholes option pricing was $5.06, $3.95, and $4.02 per share for the fiscal years 2016, 2015 and 2014, respectively.

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

The following table shows stock-based compensation expense by functional line item in the consolidated statements of operations for 2016, 2015 and 2014 (in thousands):

	FY 2016 Year Ended	FY 2015 Year Ended	FY 2014 Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Cost of revenues	$119	$223	$149
Research and development	134	176	105
Sales and marketing	164	185	118
General and administrative	1,404	311	600
Total stock-based compensation expense	$1,821	$895	$972

Stock-based compensation expense capitalized to inventory was immaterial for 2016, 2015, and 2014.

Information regarding stock options outstanding, exercisable and expected to vest as of December 31, 2016 is summarized below:

	Number of	Weighted Average	Weighted Average Remaining Contractual	Aggregate Intrinsic Value
	Shares	Exercise Price	Life (years)	(thousands)
Options outstanding	470,985	$8.69	4.58	$2,611
Options vested and expected to vest	436,564	$8.48	4.48	$2,505
Options exercisable	236,399	$6.77	3.66	$1,725

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2016. This amount is subject to change due to changes to the fair market value of our common stock. The total intrinsic value of options exercised for fiscal years 2016, 2015 and 2014 was approximately $0.8 million, $1.5 million, and $1.9 million, respectively.

As of December 31, 2016, there was $3.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements under both of the plans. The cost is expected to be recognized over a weighted average period of 2.52 years.

Cash flows resulting from excess tax benefits are classified as a part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions for exercised stock options and vested restricted stock units and awards in excess of the deferred tax asset attributable to stock-based compensation expense for such stock-based awards.  Excess tax benefits are considered realized when the tax deductions reduce taxes that otherwise would be payable.  Excess tax benefits classified as a financing cash inflow for fiscal 2016, 2015 and 2014 were $0, $0 and $36 thousand, respectively.

Restricted Stock Awards/Restricted Stock Units

Effective for the 2011 fiscal year and thereafter, each non-employee member of the Board of Directors received an annual equity award of either restricted stock or RSU, at the election of such Board member, in each case equal to $20 thousand worth of our common stock (determined at the fair market value of the shares at the time such award is granted) under our Incentive Plan. Each equity award or RSU vests in full on the one-year anniversary of the date of grant provided that the non-employee member continues to serve on the Board through such date.

Summary of Restricted Stock Units and Awards

We recognize the estimated compensation expense of restricted stock units and awards, net of estimated forfeitures, over the vesting term. The estimated compensation expense is based on the fair value of our common stock on the date of grant.

Information regarding the restricted stock units outstanding, vested and expected to vest as of December 31, 2016 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Restricted stock units outstanding	335,805	1.95	$4,721
Restricted stock units vested and expected to vest	218,412	1.87	$3,071

The intrinsic value of the restricted stock units is calculated based on the closing price of our shares as quoted on the NASDAQ Global Market on the last trading day of the year, December 30, 2016, of $14.06.

The majority of the restricted stock units that were released in fiscal year 2016 were net-share settled such that we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the restricted stock units on their release date as determined by our closing stock price. These net-share settlements had the effect of share repurchases as they reduced and retired the number of shares that would have otherwise been issued as a result of the release and did not represent an expense to us. For the fiscal year ended December 31, 2016, 30,789 shares of restricted stock units were released with an intrinsic value of approximately $0.4 million. We withheld 7,507 shares to satisfy approximately $100 thousand of employees’ minimum tax obligation on the released restricted stock units.

Information regarding the RSU activity during the years ended December 31, 2016, January 2, 2016 and January 3, 2015 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 28, 2013	269,259	$4.42
Restricted stock units granted	59,780	$9.76
Restricted stock units released	(46,759)	$4.29
Restricted stock units forfeited	(4,890)	$8.18
Outstanding as of January 3, 2015	277,390	$5.52
Restricted stock units granted	225,392	$8.66
Restricted stock units released	(209,193)	$4.82
Restricted stock units forfeited	(146,000)	$8.28
Outstanding as of January 2, 2016	147,589	$8.59
Restricted stock units granted	285,005	$11.89
Restricted stock units released	(30,789)	$8.30
Restricted stock units forfeited	(66,000)	$9.67
Outstanding as of December 31, 2016	335,805	$11.20

During the year ended December 31, 2016, the Company awarded 285,005 restricted stock units at a weighted average grant date fair value of $11.89 per share. Of this amount, 256,138 stock units represent performance based shares that are subject to service, performance and market vesting conditions with a weighted average grant date fair value of $11.40 per share.

RSUs granted with market conditions are valued using the Monte Carlo simulation model and compensation expense is recognized ratably during the service period even if the market condition is not satisfied. To the extent that the market condition is not met, the RSUs will not vest and will be cancelled.

RSUs granted with performance conditions are valued at the grant date fair value of the underlying common shares. The Company make a determination regarding the probability of the performance criteria being achieved and compensation expense is recognized ratably over the vesting period, if it is expected that the performance criteria will be met.

During the year ended December 31, 2016, the Company accelerated the vesting of 6,400 of restricted stock units and 10,000 performance-based restricted stock units in connection with an employee termination. In connection with the acceleration, the Company recorded a $220 thousand charge to general and administrative expenses.

Information regarding the restricted stock awards activity during the year ended December 31, 2016, January 2, 2016 and January 3, 2015 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 28, 2013	3,503	$5.71
Restricted stock awards granted	2,445	$8.18
Restricted stock awards released	(3,503)	$5.71
Outstanding as of January 3, 2015	2,445	$8.18
Restricted stock awards granted	2,513	$7.96
Restricted stock awards released	(2,445)	$7.96
Outstanding as of January 2, 2016	2,513	$7.96
Restricted stock awards granted	1,289	$15.51
Restricted stock awards released	(2,513)	$7.96
Outstanding as of December 31, 2016	1,289	$15.51

Stock Repurchase Program.

In February 2013, the Board of Directors approved a one year $3.0 million stock repurchase program that replaced the prior two year $4.0 million stock repurchase program. In February 2014, the Board of Directors approved the extension of the plan for an additional year. In July 2014, the Board of Directors approved an extension of the plan for an additional year and authorized an additional $3.0 million of stock repurchases. In August 2015, the Board of Directors approved a further extension of the plan for another year and authorized an additional $2.0 million of stock repurchases. During the years ended December 31, 2016, January 2, 2016 and January 3, 2015, the Company repurchased 6,544, 199,776 and 562,440 shares at an average price of $9.00, $7.92 and $8.29 per share, respectively. On September 9, 2015, the Company made a payment to James H. Mackaness, our former Chief Financial Officer and Chief Operating Officer, of approximately $275 thousand in cash in exchange for Mr. Mackaness’ agreement to cancel vested stock options exercisable for an aggregate of 92,656 shares of our common stock. This payment to Mr. Mackaness was made using funds authorized and available under the stock repurchase program discussed above, and resulted in a reduction of the approximate dollar value of shares that may yet be purchased under this program. As of December 31, 2016, we have repurchased 843,785 shares for approximately $6.7 million under this current program. The remaining balance of approximately $1.0 million approved under the plan was not used when the plan lapsed in August 2016.

11. Employee Benefit Plan

We have a plan known as the Iridex Corporation Profit Sharing/401(k) Plan Trust to provide retirement benefits through the deferred salary deductions for substantially all U.S. employees. Employees may contribute up to 15% of their annual compensation to the plan, limited to a maximum amount set by the Internal Revenue Service. The plan also provides for Company contributions at the discretion of the Board of Directors. Prior to the start of fiscal 2009, we suspended the matching contributions. Subsequent to December 28, 2013, we reinstated a Company match in the amount of 50% of employee contributions up to a maximum of $3 thousand. In 2016, 2015 and 2014, total matching contributions made by the Company were $226 thousand, $218 thousand, and $186 thousand, respectively.

12. Income Taxes

Income before (benefit from) provision for income taxes was comprised of the following:

	FY 2016	FY 2015	FY 2014
	Year Ended	Year Ended	Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
United States	$(2,656)	$291	$1,332
Foreign	—	—	—
Total	$(2,656)	$291	$1,332

The provision for (benefit from) income taxes includes:

	FY 2016	FY 2015	FY 2014
	Year Ended	Year Ended	Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Current:
Federal	$-	$(4)	$54
State	4	30	16
	4	26	70
Deferred:
Federal	9,271	(12)	(7,862)
State	(218)	(197)	(914)
	9,053	(209)	(8,776)
Provision for (benefit from) income taxes	$9,057	$(183)	$(8,706)

Our effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

	FY 2016 Year Ended December 31, 2016	FY 2015 Year Ended January 2, 2016	FY 2014 Year Ended January 3, 2015
Income tax provision at statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	9.6%	(70.8)%	(68.0)%
Permanent differences	(1.5)%	12.0%	(1.1)%
Research and development credits	3.0%	(34.8)%	(2.6)%
Change in valuation allowance	(387.4)%	—	(613.5)%
Other	1.3%	(3.3)%	(2.4)%
Effective tax rate	(341.0)%	(62.9)%	(653.6)%

The tax effect of temporary differences and carryforwards that give rise to significant portions of the net deferred tax assets are presented below (in thousands):

	FY 2016 December 31, 2016	FY 2015 January 2, 2016
Net operating losses	$4,411	$4,135
Research and development credits	2,113	1,820
Accruals and reserves	2,158	1,823
Deferred revenue	104	120
Property and equipment	396	399
Intangible assets	783	792
Stock compensation	972	613
Other tax credits	90	89
Net deferred tax asset	11,027	9,791
Valuation allowance	(11,095)	(806)
Net deferred tax (liabilities) assets	$(68)	$8,985

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

As of December 31, 2016, based on the Company’s recent history of losses and its forecasted losses, management believes on a “more-likely-than-not” basis that a full valuation allowance is required. Accordingly, in the fourth quarter of fiscal year 2016, the Company provided a full valuation allowance on its federal and state deferred tax assets. As of December 31, 2016, the Company had federal and state net operating loss (“NOL”) carryforwards of $13.8 million and $15.3 million, respectively. Of the total NOL carryforwards, $3.0 million for federal and $2.5 million for states, relate to windfall stock option deductions which, when realized, will be credited to equity. The federal NOL will begin to expire in 2032 and the state NOL will begin to expire in 2020, in each case if not used.

In December 2015, Congress passed a tax extenders package, Protecting Americans from Tax Hikes (PATH) Act of 2015, and permanently extended the federal R&D credit. As of December 31, 2016, we had federal and state R&D credit carryforwards of approximately $1.6 million and $2.3 million, respectively, available to offset future tax liabilities. The federal credits will begin expiring in 2026 if not used. The state R&D credits do not expire. The above NOL and research and development credits are subject to Internal Revenue Code sections 382 and 383. In the event of a change in ownership as defined by these code sections, the usage of the above mentioned NOL’s and credits may be limited.

We account for uncertain tax positions in accordance with ASC 740, “Income Taxes”.  ASC 740 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a "more-likely-than-not" threshold. In accordance with our accounting policy, we recognize accrued interests and penalties related to unrecognized tax benefits as a component of income tax expense. There is no accrued interest and penalty during the year ended December 31, 2016.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	FY 2016 Year Ended December 31, 2016	FY 2015 Year Ended January 2, 2016	FY 2014 Year Ended January 3, 2015
Balance at the beginning of the year	$937	$861	$1,027
Additions based upon tax positions related to the current year	75	73	53
Additions based upon tax positions related to the prior year	17	—	51
Reductions based upon tax positions related to the prior year	-	3	(270)
Balance at the end of the year	$1,029	$937	$861

Recognition of the unrecognized tax benefits of $1.0 million as of December 31, 2016 would affect our effective tax rate. We do not anticipate any material change in our unrecognized tax benefits of $1.0 million over the next twelve months. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business.

We file U.S. federal and state returns. The tax years 2010 to 2016 remain open in several jurisdictions, none of which have individual significance.

13. Loan and Security Agreement

In November 2016, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank providing for a $15.0 million secured revolving loan facility (“Revolving Loan Facility”), with availability subject to an accounts receivable borrowing base formula. Borrowings under the Revolving Loan Facility accrue interest at a per annum rate equal to the Wall Street Journal Prime Rate as in effect from time to time, plus 1.5%.  The Loan Agreement does not include any financial covenants. The Company may borrow, repay and reborrow funds under the Revolving Loan Facility until November 2, 2019, at which time the Revolving Loan Facility matures and all outstanding amounts must be repaid. As of December 31, 2016, there was no amount outstanding.

14. Business Segments and Geographical Information

We operate in one segment, ophthalmology. We develop, manufacture and market medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service and support activities.

Revenue information shown by geographic region is as follows (in thousands):

	FY 2016	FY 2015	FY 2014
	Year Ended	Year Ended	Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
United States	$25,171	$23,952	$22,590
Europe	9,567	7,968	9,096
Rest of Americas	2,800	2,676	3,199
Asia/Pacific Rim	8,620	7,161	7,929
	$46,158	$41,757	$42,814

Revenues are attributed to countries based on location of end customers. For fiscal years 2016, 2015 and 2014 no individual country accounted for more than 10% of our sales, except for the United States, which accounted for 54.5%, 57.4%, and 52.8% of revenues in 2016, 2015, and 2014 respectively.

As of December 31, 2016 and January 2, 2016, we had no long-lived assets in any country other than in the United States.

15. Computation of Basic and Diluted Net Income Per Common Share

A reconciliation of the numerator and denominator of basic and diluted net income per common share is provided as follows (in thousands, except per share amounts):

	FY 2016	FY 2015	FY 2014
	Year Ended	Year Ended	Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Numerator:
Net (loss) income	$(11,713)	$474	$10,038
Denominator:
Weighted average shares of common stock (basic)	10,173	9,962	9,892
Effect of dilutive preferred shares	—	—	—
Effect of dilutive stock options	—	154	291
Effect of dilutive contingent shares	—	12	174
Weighted average shares of common stock (diluted)	10,173	10,128	10,357
Per share data:
Basic net (loss) income per share	$(1.15)	$0.05	$1.01
Diluted net (loss) income per share	$(1.15)	$0.05	$0.97

As of December 31, 2016, January 2, 2016 and January 3, 2015 stock options to purchase 470,985, 249,064 and 116,320 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding because to do so would have been anti-dilutive.

16. Subsequent Events

On January 3, 2017, the Company issued an additional 172,500 new common shares in connection with the underwriters exercising their overallotment option at $14.00 per share, before underwriting discount and commissions. The new stock issuance generated net proceeds to the Company of approximately $2.3 million, after deducting underwriting commissions of $0.1 million.

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

Based on management’s evaluation, our Principal Executive and Financial Officer and Principal Accounting Officer concluded that, as of December 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive and Financial Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

         Our management is responsible for establishing and maintaining adequate internal control over the company’s financial reporting. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even any effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of any internal control may vary over time. Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment using those criteria, our management concluded that, as of December 31, 2016, our internal control over financial reporting is effective.

Attestation Report of the Independent Registered Public Accounting Firm.

        BPM LLP, our independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2016, which report is included herein.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more persons or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of IRIDEX Corporation

We have audited the internal control over financial reporting of IRIDEX Corporation (a Delaware Corporation) and its subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, IRIDEX Corporation and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013 Framework) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IRIDEX Corporation and its subsidiaries as of December 31, 2016 and January 2, 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 15, 2017 expressed an unqualified opinion thereon.

/s/ BPM LLP

San Jose, California

March 15, 2017

Item 9B. Other Information

Not applicable.

PART III

Certain information required by Part III has been omitted from this Form 10-K. This information is instead incorporated herein by reference to our definitive Proxy Statement, which we will file within 120 days after the end of our fiscal year pursuant to Regulation 14A in time for our Annual Meeting of Stockholders to be held in 2017.

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

3. Exhibits

Exhibit Index

Exhibits	Exhibit Title
2.1(13)	Asset Purchase Agreement by and among Cutera, Inc., Registrant, and U.S. Bank, National Association, as Escrow Agent, dated December 30, 2011.
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3.2(2)	Amended and Restated Bylaws of Registrant.
4.1(3)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock.
4.2(3)	Investor Rights Agreement, dated as of August 31, 2007, by and among the Registrant, BlueLine Capital Partners, LP; BlueLine Capital Partners III, LP and BlueLine Capital Partners II, LP.
4.3(4)	Amendment No. 1 to Investor Rights Agreement, dated as of March 31, 2009.
4.4(21)	Form of senior indenture, to be entered into between the Registrant and the trustee designated therein.
4.5(21)	Form of senior note with respect to each particular series of senior notes.
4.6(21)	Form of subordinated indenture to be entered into between the Registrant and the trustee designated therein.
4.7(21)	Form of subordinated note with respect to each particular series of subordinated notes.
4.8(21)	Form of warrant with respect to each warrant.
4.9(21)	Certificate of designation, preferences and rights with respect to any preferred stock.
4.10(21)	Form of Depositary Agreement with respect to the depositary shares.
4.11(21)	Form of Subscription Agreement.
4.12(21)	Form of Unit with respect to any contractual units.
10.1.(18)	Fourth Amendment to Lease Agreement dated February 9, 2016 by and between Zappettini Investment Co. and the Registrant.
10.2(20)	Form of Indemnification Agreement with directors and officers.
10.3(5)

Lease Agreement dated December 6, 1996 by and between Zappettini Investment Co. and the Registrant, as amended pursuant to Amendment No. 1 dated September 15, 2003 and Amendment No. 2 dated December 22, 2008.

10.3.1(14)	Third Amendment to Lease Agreement dated August 4, 2014 by and between Zappettini Investment Co. and the Registrant.
10.4(6)*	1995 Director Option Plan.
10.5(7)*	1998 Stock Plan.
10.6(8)*	2005 Employee Stock Purchase Plan.
10.7(9)*	2008 Equity Incentive Plan.
10.8(10)*	Form of 2008 Equity Incentive Plan Option Agreement.
10.9(11)*	Form of Stand-alone stock option agreement.

Exhibits	Exhibit Title
10.10(3)	Securities Purchase Agreement, dated August 31, 2007, by and among BlueLine Capital Partners, LP, BlueLine Capital Partners III, LP, BlueLine Capital Partners II, LP and the Registrant.
10.11(12)*	Form of 2008 Equity Incentive Plan Restricted Stock Award Agreement.
10.12(12)*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Agreement.
10.13(13)*	Restricted Stock Unit Award Agreement granted to William M. Moore under the Company’s 2008 Equity Incentive Plan, as amended.
10.14(16)*	Restricted Stock Unit Award Agreement granted to William M. Moore under the Company’s 2008 Equity Incentive Plan, as amended.
10.15(17)*	Change in Control Severance Agreement dated March 30, 2015, between the Registrant and William M. Moore.
10.16(19)*	Confidential Separation Agreement and Release of All Claims dated as of June 15, 2016 by and between the Company and Ronald Steckel
10.17(20)*	Offer Letter between the Company and Mr. Mokari effective as of May 13, 2016.
10.18(20)*	Change in Control Severance Agreement, between the Company and Mr. Mokari
10.19(22)	Loan and Security Agreement, dated as of November 2, 2016, between IRIDEX Corporation and Silicon Valley Bank.
21.1 (1)	Subsidiaries of Registrant
23.1	Consent of BPM LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Exhibits filed with the Registration Statement on Form SB-2 (No. 333-00320-LA) which was declared effective on February 15, 1996.
(2)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on November 21, 2007.
(3)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on September 7, 2007.
(4)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on April 6, 2009.
(5)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-K for the year ended January 3, 2009.

(6)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Registration Statement on Form S-8 on August 3, 2004.
(7)	Incorporated by reference to the definitive proxy statement on Schedule 14A filed on May 4, 2009.
(8)	Incorporated by reference to the appendix filed with the Registrant’s Proxy Statement for the Registrant’s 2004 Annual Meeting of Stockholders which was filed on April 30, 2004.
(9)	Incorporated by reference to the appendix filed with the Registrant’s Proxy Statement for the Registrant’s 2008 Annual Meeting of Stockholders which was filed on April 24, 2008.
(10)	Incorporated by reference to Exhibit 99.1 filed with Registrant’s Registration Statement on Form S-8 on November 21, 2008.
(11)	Incorporated by reference to Exhibit 99.(d)(5) filed with the Registration Statement on Form SC TO-I July 30, 2009.
(12)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-Q for the quarter ended July 2, 2011.
(13)	Incorporated by reference to the Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on March 27, 2013.
(14)	Incorporated by reference to the Exhibit 2.1 filed with the Registrant’s Report on Form 8-K on January 4, 2012.
(15)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Report on Form 10-Q on November 3, 2014.
(16)	Incorporated by reference to the Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on January 9, 2014.
(17)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-Q on May 12, 2015.
(18)	Incorporated by reference to the Exhibit 10.1 filed with the Registrant’s Report on Form 10-K on March 31, 2016.
(19)	Incorporated by reference to the Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on June 21, 2016,
(20)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on July 11, 2016,
(21)	Incorporated by reference to the Exhibits filed with the Registration Statement on Form S-3 (No. 333-213094) which was declared effective on August 26, 2016,
(22)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on November 3, 2016.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 15th day of March 2017.

IRIDEX CORPORATION

By:	/s/ William M. Moore
William M. Moore
President and Chief Executive Officer
/s/ Atabak Mokari
Atabak Mokari Chief Financial Officer and Vice President of Corporate Development

/s/ Romeo R. Dizon
Romeo R. Dizon
Vice President and Controller

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William M. Moore, Atabak Mokari and Romeo Dizon, jointly and severally, their attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign on behalf of the undersigned any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and each of the undersigned does hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William M. Moore	President, Chief Executive Officer, and Chairman of the Board	March 15, 2017
(William M. Moore) /s/ Atabak Mokari	(Principal Executive Officer) Chief Financial Officer and Vice President of Corporate Development	March 15, 2017
(Atabak Mokari)	(Principal Financial Officer)

/s/ Romeo R. Dizon	Vice President and Controller	March 15, 2017
(Romeo R. Dizon)	(Principal Accounting Officer)

/s/ Sanford Fitch	Director	March 15, 2017
(Sanford Fitch)

/s/ George R. Marcellino	Director	March 15, 2017
(George R. Marcellino)

/s/ Ruediger Naumann-Etienne	Director	March 15, 2017
(Ruediger Naumann-Etienne) /s/ (Scott A. Shuda)	Director	March 15, 2017
(Scott A. Shuda)

Exhibit Index

Exhibits	Exhibit Title
2.1(13)	Asset Purchase Agreement by and among Cutera, Inc., Registrant, and U.S. Bank, National Association, as Escrow Agent, dated December 30, 2011.
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant.
3.2(2)	Amended and Restated Bylaws of Registrant.
4.1(3)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock.
4.2(3)	Investor Rights Agreement, dated as of August 31, 2007, by and among the Registrant, BlueLine Capital Partners, LP; BlueLine Capital Partners III, LP and BlueLine Capital Partners II, LP.
4.2(4)	Amendment No. 1 to Investor Rights Agreement, dated as of March 31, 2009.
4.4(21)	Form of senior indenture, to be entered into between the Registrant and the trustee designated therein.
4.5(21)	Form of senior note with respect to each particular series of senior notes.
4.6(21)	Form of subordinated indenture to be entered into between the Registrant and the trustee designated therein.
4.7(21)	Form of subordinated note with respect to each particular series of subordinated notes.
4.8(21)	Form of warrant with respect to each warrant.
4.9(21)	Certificate of designation, preferences and rights with respect to any preferred stock .
4.10(21)	Form of Depositary Agreement with respect to the depositary shares.
4.11(21)	Form of Subscription Agreement.
4.12(21)	Form of Unit with respect to any contractual units.
10.1(18)	Fourth Amendment to Lease Agreement dated February 9, 2016 by and between Zappettini Investment Co. and the Registrant.
10.2(20)	Form of Indemnification Agreement with directors and officers.
10.3(5)

Lease Agreement dated December 6, 1996 by and between Zappettini Investment Co. and the Registrant, as amended pursuant to Amendment No. 1 dated September 15, 2003 and Amendment No. 2 dated December 22, 2008.

10.3.1(14)	Third Amendment to Lease Agreement dated August 4, 2014 by and between Zappettini Investment Co. and the Registrant.
10.4(6)*	1995 Director Option Plan.
10.5(7)*	1998 Stock Plan.
10.6(8)*	2005 Employee Stock Purchase Plan.
10.7(9)*	2008 Equity Incentive Plan.
10.8(10)*	Form of 2008 Equity Incentive Plan Option Agreement.
10.9(11)*	Form of Stand-alone stock option agreement.

Exhibits	Exhibit Title
10.10(3)	Securities Purchase Agreement, dated August 31, 2007, by and among BlueLine Capital Partners, LP, BlueLine Capital Partners III, LP, BlueLine Capital Partners II, LP and the Registrant.
10.11(12)*	Form of 2008 Equity Incentive Plan Restricted Stock Award Agreement.
10.12(12)*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Agreement.
10.13(13)*	Restricted Stock Unit Award Agreement granted to William M. Moore under the Company’s 2008 Equity Incentive Plan, as amended.
10.14(16)*	Restricted Stock Unit Award Agreement granted to William M. Moore under the Company’s 2008 Equity Incentive Plan, as amended.
10.15(17)*	Change in Control Severance Agreement dated March 30, 2015, between the Registrant and William M. Moore.
10.16(19)*	Confidential Separation Agreement and Release of All Claims dated as of June 15, 2016 by and between the Company and Ronald Steckel
10.17(20)*	Offer Letter between the Company and Mr. Mokari effective as of May 13, 2016.
10.18(20)*	Change in Control Severance Agreement, between the Company and Mr. Mokari.
10.19(22)	Loan and Security Agreement, dated as of November 2, 2016, between IRIDEX Corporation and Silicon Valley Bank.
21.1(1)	Subsidiaries of Registrant.
23.1	Consent of BPM LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Exhibits filed with the Registration Statement on Form SB-2 (No. 333-00320-LA) which was declared effective on February 15, 1996.
(2)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on November 21, 2007.
(3)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on September 7, 2007.
(4)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on April 6, 2009.
(5)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-K for the year ended January 3, 2009.
(6)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Registration Statement on Form S-8 on August 3, 2004.

(7)	Incorporated by reference to the definitive proxy statement on Schedule 14A filed on May 4, 2009.
(8)	Incorporated by reference to the appendix filed with the Registrant’s Proxy Statement for the Registrant’s 2004 Annual Meeting of Stockholders which was filed on April 30, 2004.
(9)	Incorporated by reference to the appendix filed with the Registrant’s Proxy Statement for the Registrant’s 2008 Annual Meeting of Stockholders which was filed on April 24, 2008.
(10)	Incorporated by reference to Exhibit 99.1 filed with Registrant’s Registration Statement on Form S-8 on November 21, 2008.
(11)	Incorporated by reference to Exhibit 99.(d)(5) filed with the Registration Statement on Form SC TO-I July 30, 2009.
(12)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-Q for the quarter ended July 2, 2011.
(13)	Incorporated by reference to the Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on March 27, 2013.
(14)	Incorporated by reference to the Exhibit 2.1 filed with the Registrant’s Report on Form 8-K on January 4, 2012.
(15)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Report on Form 10-Q on November 3, 2014.
(16)	Incorporated by reference to the Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on January 9, 2014.
(17)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-Q on May 12, 2015.
(18)	Incorporated by reference to the Exhibit 10.1 filed with the Registrant’s Report on Form 10-K on March 31, 2016.
(19)	Incorporated by reference to the Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on June 21, 2016,
(20)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on July 11, 2016,
(21)	Incorporated by reference to the Exhibits filed with the Registration Statement on Form S-3 (No. 333-213094) which was declared effective on August 26, 2016,
(22)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on November 3, 2016.