Form 10-Q
period 2017-04-01
IRIDEX CORP
filed 2017-05-09
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☑     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☑

The number of shares of common stock, $0.01 par value, issued and outstanding as of April 21, 2017 was 11,544,981.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

IRIDEX Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share and per share data)

	April 1, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$23,858	$23,747
Accounts receivable, net of allowance for doubtful accounts of $240 as of April 1, 2017 and $230 as of December 31, 2016	8,866	10,025
Inventories	11,728	11,643
Prepaid expenses and other current assets	568	450
Total current assets	45,020	45,865
Property and equipment, net	1,672	1,534
Intangible assets, net	128	132
Goodwill	533	533
Other long-term assets	75	80
Total assets	$47,428	$48,144
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,944	$1,994
Accrued compensation	1,569	2,346
Accrued expenses	1,646	2,135
Accrued warranty	649	603
Deferred revenue	1,361	1,383
Total current liabilities	7,169	8,461
Long-term liabilities:
Other long-term liabilities	415	523
Total liabilities	7,584	8,984
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding 11,542,653 and 11,304,736 shares as of April 1, 2017 and December 31, 2016, respectively	126	124
Additional paid-in capital	57,706	55,158
Accumulated deficit	(17,988)	(16,122)
Total stockholders’ equity	39,844	39,160
Total liabilities and stockholders’ equity	$47,428	$48,144

(1)	Derived from the audited consolidated financial statements included in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2016.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended
	April 1, 2017	April 2, 2016
Total revenues	$10,483	$11,931
Cost of revenues	6,018	6,634
Gross profit	4,465	5,297
Operating expenses:
Research and development	1,496	1,359
Sales and marketing	2,923	2,429
General and administrative	1,904	1,357
Total operating expenses	6,323	5,145
(Loss) income from operations	(1,858)	152
Other expense, net	(2)	(11)
(Loss) income from operations before provision for income taxes	(1,860)	141
Provision for income taxes	6	40
Net (loss) income	$(1,866)	$101
Net (loss) income per share:
Basic	$(0.16)	$0.01
Diluted	$(0.16)	$0.01
Weighted average shares used in computing net (loss) income per common share:
Basic	11,518	10,034
Diluted	11,518	10,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited, in thousands)

	Three Months Ended
	April 1, 2017	April 2, 2016
Net (loss) income	$(1,866)	$101
Other comprehensive loss, net of tax	—	—
Comprehensive (loss) income	$(1,866)	$101

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended
	April 1, 2017	April 2, 2016
Operating activities:
Net (loss) income	$(1,866)	$101
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	207	142
Change in fair value of earn-out liability	25	11
Stock-based compensation	392	222
Changes in operating assets and liabilities:
Accounts receivable	1,159	(15)
Inventories	(85)	(36)
Prepaid expenses and other current assets	(118)	(39)
Other long-term assets	5	16
Accounts payable	(50)	473
Accrued compensation	(777)	(289)
Accrued expenses	(541)	(70)
Accrued warranty	46	7
Deferred revenue	(22)	—
Other long-term liabilities	3	3
Net cash (used in) provided by operating activities	(1,622)	526
Investing activities:
Acquisition of property and equipment	(341)	(89)
Payment on earn-out liability	(84)	(96)
Net cash used in investing activities	(425)	(185)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	2,263	—
Proceeds from stock option exercises	163	245
Taxes paid related to net share settlements of equity awards	(268)	(8)
Repurchase of common stock	—	(59)
Net cash provided by financing activities	2,158	178
Net increase in cash and cash equivalents	111	519
Cash and cash equivalents, beginning of period	23,747	9,995
Cash and cash equivalents, end of period	$23,858	$10,514
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$1

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the Securities and Exchange Commission (“SEC”) on March 15, 2017. The results of operations for the three months ended April 1, 2017 and April 2, 2016 are not necessarily indicative of the results for the fiscal year ending December 30, 2017 or any future interim period. The three months periods ended April 1, 2017 and April 2, 2016, each had 13 weeks. For purposes of reporting the financial results, the Company’s fiscal years end on the Saturday closest to the end of December. Periodically, the Company includes a 53rd week to a year in order to end that year on the Saturday closest to the end of December.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 15, 2017.

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

We market our products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of our customers and maintains an allowance for potential credit losses. Historically, we have not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the three months periods ended April 1, 2017 no single customer accounted for more than 10% of total revenues and for the three month periods ended April 2, 2016, one single customer accounted for 15% of total revenues. As of April 1, 2017 and December 31, 2016, no customer accounted for approximately 10% of our accounts receivable.

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

A reconciliation of the changes in the Company’s deferred revenue balance for the three months ended April 1, 2017 and April 2, 2016 is as follows:

	Three Months Ended
	April 1, 2017	April 2, 2016
Balance, beginning of period	$1,383	$1,311
Additions to deferral	280	336
Revenue recognized	(302)	(336)
Balance, end of period	$1,361	$1,311

Warranty.

In March 2017, the Company began offering a 5 year warranty on the laser heads for its IQ 532/577 laser consoles. The Company has previously provided a one to two year warranty on its products, which is accrued for upon shipment of products. Actual warranty costs incurred have not materially differed from those accrued. The Company’s warranty policy is applicable to products which are considered defective in their performance or fail to meet the product specifications. Warranty costs are reflected in the statement of operations as cost of revenues.

A reconciliation of the changes in the Company’s warranty liability for the three months ended April 1, 2017 and April 2, 2016 is as follows:

	Three Months Ended
	April 1, 2017	April 2, 2016
Balance, beginning of period	$603	$603
Accruals for product warranties	109	126
Cost of warranty claims	(63)	(119)
Balance, end of period	$649	$610

Recently Issued and Adopted Accounting Standards.

In May 2014, as part of its ongoing efforts to assist in the convergence of accounting principles generally accepted in the United States (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual and interim periods beginning after December 15, 2017. The FASB has issued several updates to the standard which i) defer the original effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017 (ASU 2015-14); ii) clarify the application of the principal versus agent guidance (ASU  2016-08); iii) clarify the guidance on inconsequential and perfunctory promises and licensing (ASU 2016-10); and (iv) clarify the guidance on certain sections of the guidance providing technical corrections and improvements (ASU 2016-10). In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) Narrow-Scope Improvements and Practical Expedients”, to address certain narrow aspects of the guidance including collectibility criterion, collection of sales taxes from customers, noncash consideration, contract modifications and completed contracts. This issuance does not change the core principle of the guidance in the initial topic issued in May 2014. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016.  We adopted this standard in the first quarter of fiscal 2017 and it did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases," amending ASC 842. This ASU requires us to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with terms of more than twelve months. This ASU also requires disclosures enabling the users of financial statements to understand the amount, timing and uncertainty of cash flows arising from leases. This new standard will become effective for annual periods beginning after December 15, 2018 (including interim reporting periods within those periods). Early adoption is permitted as of the beginning of an interim or annual reporting period. We are currently evaluating the impact of this new standard on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." This ASU affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions, which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. This ASU will become effective for annual periods beginning after December 15, 2016 (including interim reporting periods within those periods). If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. We adopted this ASU 2016-09 in our first quarter of 2017 and it did not have a material impact on our consolidated financial statements. As a result of adopting this standard, the Company has an approximately $1.4 million adjustment in the first quarter of 2017 that will increase its deferred tax assets, which increase is fully offset by a valuation allowance and therefore will not have any financial statement impact. Starting in first quarter of 2017, stock-based compensation (“SBC”) excess tax benefits or deficiencies are reflected in the consolidated statements of income as a component of the provision for income taxes, whereas they previously were recognized in equity.  Since the Company maintains a full valuation allowance this is not expected to have an impact on the financial statements. The Company has elected to continue to estimate expected forfeitures.  The adoption of additional amendments related to the timing of when excess tax benefits are recognized and the accounting for minimum statutory withholding tax requirements included in this guidance has no impact on our current condensed consolidated financial statements or on any prior period financial statements presented. This guidance also requires changes in the classification of shares withheld to pay employee taxes and excess tax benefits on the consolidated statements of cash flows. The amendments require cash paid by an employer when directly withholding shares for tax withholding purposes be classified as a financing activity, and be applied retrospectively to all prior periods presented. The amendments also require excess tax benefits be classified as an operating activity, consistent with other income tax cash flows, and may be applied either on a retrospective or prospective basis. We have elected to apply this amendment on a prospective basis, as there is no impact to our prior period consolidated statements of cash flows. As such, prior periods have not been adjusted.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows, Restricted Cash (Topic 230)”. This guidance requires that a statement of cash flows explain the total change during the period of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period to total amounts shown on the statement of cash flows. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We are currently evaluating the effect of the adoption of this guidance on our consolidated financial statements.

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

3. Inventories

The components of the Company’s inventories as of April 1, 2017 and December 31, 2016 are as follows:

	April 1, 2017	December 31, 2016
Raw materials	$5,444	$5,331
Work in process	2,169	2,337
Finished goods	4,115	3,975
Total inventories	$11,728	$11,643

4. Goodwill and Intangible Assets

Goodwill.

The carrying value of goodwill was $0.5 million as of April 1, 2017 and December 31, 2016.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test. If, after assessing the totality of circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the two-step impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value. However, an entity also has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test during the second quarter of fiscal 2016 and determined that its goodwill was not impaired. As of April 1, 2017, the Company had not identified any factors that indicated there was an impairment of its goodwill and determined that no additional impairment analysis was then required.

Intangible Assets.

During the fourth quarter of 2016, we reviewed our long-lived assets for indicators of impairment. Based on reduced estimates of future revenues and future negative cash flow, we identified potential indicators of impairment. As a result, we compared the fair value of our long-lived assets to their carrying value. Based on our discounted future cash flow and revenue projections, we recorded a non-cash impairment charge of $120 thousand for a patent acquired in connection with our acquisition of Ocunetics, Inc. The impairment charge represents the excess of the carrying value of the asset over its fair value.

The impairment charge is not expected to result in any future cash expenditures.

The following table summarizes the components of gross and net intangible asset balances:

	April 1, 2017				December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relations	240	112	128	9.0 Years	240	108	132

For the three months ended April 1, 2017 and April 2, 2016, amortization expense totaled $4 thousand for each period.

The amortization of customer relations was charged to sales and marketing expense and the amortization of patents was charged to cost of revenues. Future estimated amortization expense (in thousands):

Fiscal Year:
2017 (nine months)	$12
2018	16
2019	16
2020	16
2021	16
Thereafter	52
Total	$128

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of April 1, 2017 and December 31, 2016, approximate fair value because of the short maturity of these instruments.

As of April 1, 2017 and December 31, 2016, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows:

	As of April 1, 2017				As of December 31, 2016
	Fair Value Measurements				Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$23,290	$—	$—	$23,290	$8,270	$—	$—	$8,270
Liabilities:
Earn-out liability	$—	$—	$634	$634	$—	$—	$694	$694

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

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of April 1, 2017.

As of April 1, 2017	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Weighted Average (range)
Earn-out liability	$634	Discounted cash flow	Projected royalties (in thousands)	$2,067
			Discount rate	11.19% (11.19% - 27.00%)

As of December 31, 2016	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Weighted Average (range)
Earn-out liability	$694	Discounted cash flow	Projected royalties (in thousands)	$2,154
			Discount rate	11.22% (11.22% - 27.00%)

A reconciliation of the changes in the Company’s earn-out liability (Level 3 liability) for the three months ended April 1, 2017 and April 2, 2016 is as follows:

	Three Months Ended
(in thousands)	April 1, 2017	April 2, 2016
Balance as of beginning of the period	$693	$1,005
Payments against earn-out	(84)	(96)
Change in fair value of earn-out liability	25	11
Balance as of the end of the period	$634	$920

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

2008 Equity Incentive Plan.

For the three months ended April 1, 2017, the only active stock-based compensation plan was the 2008 Equity Incentive Plan (the “Incentive Plan”). The terms of awards granted during the three months ended April 1, 2017 were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Summary of Stock Options

The following table summarizes information regarding activity under the Incentive Plan during the three months ended April 1, 2017:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2016	470,985	$8.69
Granted	38,000	$14.61
Exercised	(27,447)	$5.94
Canceled or forfeited	(3,000)	$11.04
Outstanding as of April 1, 2017	478,538	$9.31	$1,528

The weighted average grant date fair value of the options granted under the Incentive Plan as calculated using the Black-Scholes option-pricing model was $5.44 and $4.14 per share for the three months ended April 1, 2017 and April 2, 2016, respectively.

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards (options) with the following weighted average assumptions:

	Three Months Ended
	April 1, 2017	April 2, 2016
Average risk free interest rate	1.78%	1.20%
Expected life (in years)	4.55 years	4.55 years
Dividend yield	—%	—%
Average volatility	42%	47%

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

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended April 1, 2017 and April 2, 2016:

	Three Months Ended
	April 1, 2017	April 2, 2016
Cost of revenues	$36	$51
Research and development	44	32
Sales and marketing	73	40
General and administrative	239	99
	$392	$222

Stock-based compensation expense capitalized to inventory was immaterial for the three months ended April 1, 2017 and April 2, 2016.

Occasionally, the Company will grant stock-based instruments to non-employees. During the three months ended April 1, 2017 and April 2, 2016, the amount of stock-based compensation related to non-employee options was not material.

Information regarding stock options outstanding, vested and expected to vest and exercisable as of April 1, 2017 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Options outstanding	478,538	$9.31	4.52	$1,528
Options vested and expected to vest	450,850	$9.12	4.44	$1,498
Options exercisable	237,456	$7.05	3.63	$1,150

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of April 1, 2017, that would have been received by option holders had all option holders exercised their stock options as of that date. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the three months ended April 1, 2017 and April 2, 2016 was approximately $226 thousand and $285 thousand, respectively.

As of April 1, 2017, there was $3.4 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements under the Incentive Plan. The cost is expected to be recognized over a weighted average period of 2.61 years.

Summary of Restricted Stock Units and Awards

Information regarding the restricted stock units (“RSUs”) activity for the three months ended April 1, 2017 is summarized below:

Number of Shares
Outstanding as of December 31, 2016	335,805
Restricted stock units granted	42,000
Restricted stock units released	(57,327)
Restricted stock units cancelled	—
Outstanding as of April 1, 2017	320,478

During the three months ended April 1, 2017, the Company awarded 42,000 restricted stock units at a weighted-average grant date fair value of $13.88 per share subject to service, performance and market vesting conditions. Of this amount, 34,000 stock units represent performance based shares that are subject to service and performance vesting conditions with a weighted-average grant date fair value of $14.61 per share and 8,000 stock units represent performance based shares that are subject to service, performance and market vesting conditions with a weighted-average grant date fair value of $11.86 per share.

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

7. Income Taxes

Provision for Income Tax.

The Company calculates its interim tax provision in accordance with the provisions of ASC 740-270, Income Taxes; Interim Reporting. For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur.  The Company recorded a provision for income tax of $6 thousand and $40 thousand for the three months ended April 1, 2017 and April 2, 2016, respectively.

Deferred Income Taxes.

The Company accounts for income taxes in accordance with ASC topic 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. As of the fourth quarter of fiscal year 2016, based on the Company’s recent history of earnings and its forecasted losses, management believes on the more likely than not basis that a full valuation allowance is required. Accordingly, in the fourth quarter of fiscal year 2016, the company provided a full valuation allowance on its federal and states deferred tax assets.

Uncertain Tax Positions.

The Company accounts for its uncertain tax positions in accordance with ASC 740.  As of December 31, 2016, the Company had $1.0 million of unrecognized tax benefits none of unrecognized tax benefits would result in a change in the Company’s effective tax rate if recognized in future years.

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

For the three months ended April 1, 2017 and April 2, 2016, stock options to purchase 799,016 and 205,012 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding.

A reconciliation of the numerator and denominator of basic and diluted net loss per common share is provided as follows:

	Three Months Ended
	April 1, 2017	April 2, 2016
Numerator:
Net (loss) income	$(1,866)	$101
Denominator:
Weighted average shares of common stock (basic)	11,518	10,034
Effect of dilutive preferred shares
Effect of dilutive stock options	—	86
Effect of dilutive contingent shares	—	20
Weighted average shares of common stock (diluted)	11,518	10,140
Per share data:
Basic net (loss) income per share	$(0.16)	$0.01
Diluted net (loss) income per share	$(0.16)	$0.01

9. Business Segments

The Company operates in one segment, ophthalmology. The Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service and support activities.

Revenue information shown by geographic region, based on the sales destination, is as follows:

	Three Months Ended
	April 1, 2017	April 2, 2016
United States	$5,704	$5,848
Europe	1,935	2,291
Rest of Americas	609	620
Asia/Pacific Rim	2,235	3,172
	$10,483	$11,931

Revenues are attributed to countries based on location of end customers. United States accounted for 54.4% and 49.0% of revenues for the three month periods ended April 1, 2017 and April 2, 2016, respectively. International sales, other than the United States, accounted for 45.6% and 51.0% of revenues for the three month periods ended April 1, 2017 and April 2, 2016, respectively.

No customer accounted for more than 10% of total revenues for the three month periods ended April 1, 2017 and one customer accounted for 15% of total revenues for the three month periods ended April 2, 2016

No customer accounted for more than 10% of account receivable balance for the three month periods ended April 1, 2017 and one customer accounted for approximately 19% of account receivable balance as of April 2, 2016.

10. Subsequent Events

On April 26, 2017, IRIDEX Corporation (the “Company”), entered into that certain Triple Net Lease (the “Lease”) dated April 26, 2017 between the Company and Terra Bella LLC, which extends the Company’s occupancy of its current headquarters through February 2022.

The Lease term will commence on March 1, 2019, immediately following the expiration of the Company’s current lease of the premises. The Lease provides for a base rent of approximately $100,000 per month commencing March 1, 2019.  The Company is also responsible for the payment of certain operating expenses and taxes during the term. The Lease provides the landlord with a termination right, which can be exercised by the landlord by giving written notice to the Company at least thirty (30) months prior to the effective date of the termination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.   These statements are based on management’s beliefs and assumptions and on information currently available to management. These statements include statements concerning future demand and order levels for the Company's products, future operating expenses, changes in personnel, product development and intellectual property related matters, the adoption and effect of Company products on its results, the markets in which the Company operates, usage and efficacy of the Company's products, the Company’s future financial results, and the Company's strategic plans and objectives  In some cases, forward-looking statements can be identified by terminology, such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms or other comparable terminology, although not all forward‑looking statements contain these words.

These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. The reader is strongly urged to read the information contained under Item 1A of Part II of this Quarterly Report on Form 10-Q for a more detailed description of these significant risks and uncertainties. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update such forward-looking statements to reflect events or circumstances occurring after the date of this report.

As used in this Quarterly Report on Form 10-Q, the terms “Company,” “IRIDEX,” “we,” “us” and “our” refer to IRIDEX Corporation, and its consolidated subsidiaries.

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

Our products are sold in the United States predominantly through a direct sales force and internationally through independent distributors. We are in the process of establishing direct sales capabilities in Germany.

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

Results of Operations

The following table sets forth certain operating data as a percentage of revenues:

	Three Months Ended
	April 1, 2017	April 2, 2016
Revenues	100.0%	100.0%
Cost of revenues	57.4%	55.6%
Gross margin	42.6%	44.4%
Operating expenses:
Research and development	14.3%	11.4%
Sales and marketing	27.9%	20.4%
General and administrative	18.2%	11.4%
Total operating expenses	60.3%	43.2%
(Loss) income from operations	(17.7%)	1.2%
Other (expense) income, net	(0.0%)	(0.1%)
(Loss) income from operations before provision for income taxes	(17.7%)	1.1%
Provision for income taxes	0.1%	0.3%
Net (loss) income	(17.8%)	0.8%

The following comparisons are between the three month periods ended April 1, 2017 and April 2, 2016:

Revenues.

(in millions)	Three Months Ended	Three Months Ended
	April 1, 2017	April 2, 2016	Change in $	Change in %
Systems – domestic	$2,134	$2,212	$(78)	(3.5%)
Systems – international	2,972	4,546	(1,574)	(34.6%)
Recurring revenues	5,377	5,173	204	3.9%
Total revenues	$10,483	$11,931	$(1,448)	(12.1%)

Our total revenues decreased $1.4 million, or 12.1%, from $11.9 million to $10.5 million for the first quarter of fiscal year 2017. The decrease is due mainly to the decrease in our international system sales, which decreased by $1.6 million or 34.6%, from $4.6 million to $3.0 million. Our domestic system sales decreased by $0.1 million, or 3.5%, from $2.2 million to $2.1 million. The decrease in our system sales was primarily a result of a decrease in our retina laser systems.   Our recurring revenues increased $0.2 million, or 3.9%, from $5.2 million to $5.4 million which was driven by an increase in G6 related probes which was partially offset by a decline in EndoProbe revenues.

Gross Profit and Gross Margin.

Gross profit was $4.5 million compared with $5.3 million, a decrease of $0.8 million. Gross margin was 42.6% compared with 44.4%, a decrease of 1.8 percentage points. The decrease in gross margin was attributable primarily to lower manufacturing overhead absorption due to the decrease in revenues, and an increase in manufacturing variances which includes adjustments for inventory reserves and warranty reserves, partially offset by an increase in direct margins primarily as a result of a favorable shift to higher margin products due to product and geographic mix.

Gross margins as a percentage of revenues are expected to continue to fluctuate due to changes in the relative proportions of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and a variety of other factors.

Research and Development.

Research and development (“R&D”) expenses increased by $0.1 million, or 10.1%, from $1.4 million to $1.5 million. The increase in spending was mainly attributable to an increase in headcount and associated costs.

Sales and Marketing.

Sales and marketing expenses increased $0.5 million, or 20.3%, from $2.4 million to $2.9 million. The increase in spending was attributable to an increase in salaries and related costs due to an increase in headcount and other general selling and marketing expenses.

General and Administrative.

General and administrative expenses increased $0.5 million, or 40.3%, from $1.4 million to $1.9 million. The increase in spending was attributable to an increase in salaries and related costs due to an increase in headcount, an increase in stock compensation charges, an increase in bonus accrual, and an increase in accounting, tax, and legal expenses.

Other Expense, Net.

Other expense, net amounted to $2 thousand and $11 thousand and consisted primarily of the change in expense associated with the re-measurement of the contingent liabilities incurred as a result of our prior acquisitions.

Income Taxes.

For the three months ended April 1, 2017 and April 2, 2016, we recorded an income tax provision of $6 thousand and $40 thousand, respectively.

Liquidity and Capital Resources.

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of April 1, 2017, we had cash and cash equivalents of $23.9 million and working capital of $37.9 million compared to cash and cash equivalents of $23.7 million and working capital of $37.4 million as of December 31, 2016. For the three months ended April 1, 2017, net cash of $1.6 million was used by operating activities, which was generated by net loss of $1.9 million and the add back of non-cash items of $0.6 million, and changes in operating assets and liabilities by $0.4 million, which included net collections of $1.2 million in accounts receivable. We used $0.4 million net cash in investing activities, $0.3 million on capital expenditures and $0.1 million for payment of the contingent earn-out liability. Financing activities provided $2.2 million of net cash, which consisted of $2.3 million net proceeds arising from the issuance of common stock and $0.2 million from exercises of stock options, partially offset by $0.3 million to pay for payroll taxes.

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

 Contractual Obligations and Commitments.

Our contractual obligations and commitments as of April 1, 2017 are as follows:

(in thousands)	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Operating leases payments	$2,112	$814	$1,295	$3		$—
Purchase commitments	7,934	6,320	1,614	—		—
Total obligations	$10,046	$7,134	$2,909	$3	$

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. None of our international revenues and costs for the three months ended April 1, 2017 were denominated in foreign currencies and therefore changes in foreign currency rates will not have an impact on our income statement or cash flows. However, increases in the value of the U.S. dollar against any local currencies could cause our products to become relatively more expensive to customers in a particular country or region, leading to reduced revenue or profitability in that country or region. As we continue to expand our international sales, our non-U.S. dollar denominated revenue and our exposure to gains and losses on international currency transactions may increase. We currently do not engage in transactions to hedge against the risk of the currency fluctuation, but we may do so in the future.

Interest Rate Risk.

Our exposure to interest rate risk as of April 1, 2017 is related to our cash equivalent holdings, which is nominal given the nature of our cash equivalent holdings. Since we have no fixed or variable interest rate debt outstanding, our interest expense is not affected by changes in interest rates. In the event we issue any new variable-rate debt in the future, increases in interest rates will increase the interest expense associated with the debt.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 1, 2017. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

If applicable, we have marked with an asterisk (*) those risk factors below that reflect substantive changes to the text of the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 15, 2017.

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

Our ability to sell our products and generate revenues depends upon our direct and independent sales forces within the United States, relationships with independent distributors outside the United States, and the establishment of our direct sales capabilities in Germany. Currently our direct and independent sales forces within the United States consist of approximately 21 employees and 8 independent representatives, respectively. Our international independent distributors are managed by a team of five people. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are entirely dependent on the efforts of these third parties. If any distributor breaches the terms of its distribution agreement with us or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory would be adversely affected.

We do not have any long-term employment contracts with the members of our direct sales force. We may be unable to replace our direct sales force personnel with individuals of equivalent technical expertise and qualifications, which may harm our revenues and our ability to maintain market share. Similarly, our independent and distributor agreements are generally terminable at will by either party and independents and distributors may terminate their relationships with us, which would affect our sales and results of operations.  As we establish our direct sales capabilities in Germany, we may be unable to recruit and retain qualified personnel in this region.

* Growth in our sales and marketing organization may create operational challenges without immediately offsetting benefits.

We have and anticipate continuing to increase our internal sales and marketing functions.  This growth may place a significant strain on our management, operating and financial systems and our sales, marketing, training and administrative resources. As a result of our growth, our operating costs may escalate even faster than planned, and some of our internal systems may need to be enhanced or replaced. For example, if we are unable to provide adequate training for our expanding sales force, our ability to fully utilize new sales and marketing resources may be adversely impacted, we could suffer reputational harm and our ability to maintain our installed base of customers may be negatively impacted.  If we cannot effectively manage our expanding operations and our costs, we may not be able to grow effectively or we may grow at a slower pace, and our business could be adversely affected.

It can take six months or longer before our internal sales representatives are fully trained and productive in selling our solution to prospective clients. This ramp period presents a number of operational challenges as the cost of recruiting, hiring and carrying new sales representatives cannot be offset by the revenue such new sales representatives produce until after they complete their ramp periods.  If we cannot reliably develop our sales representatives to a productive level, or if we lose productive representatives in whom we have heavily invested, our future growth rates and revenue will suffer.

We depend on international sales for a significant portion of our operating results.

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the first quarter of fiscal 2017, our international sales were $4.8 million, or 45.6% of total revenues. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. None of our international revenues and costs for the quarter ended April 1, 2017 have been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets and may negatively affect our reported revenue in any particular reporting period. Our international operations and sales are subject to a number of risks and potential costs, including:

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

Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. Our active patent portfolio includes 26 United States patents and 20 foreign patents on the technologies related to our products and processes. We have 11 pending patent applications in the United States and 23 foreign pending patent applications that have been filed. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Patents have a limited lifetime and once a patent expires competition may increase.

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

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including changes in foreign currency exchange rates, quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. For the first quarter of 2017, the trading price of our common stock fluctuated from a low of $11.87 per share to a high of $15.99 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

Sales or issuances of a substantial amount of securities, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock. As of April 1, 2017, we had 11,542,653 shares of common stock outstanding, all of which shares, other than shares held by our directors, our executive officers and certain investment funds affiliated with BlueLine Partners, L.L.C. were, and continue to be, eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. Future resales of our common stock by our existing stockholders could cause the market price of our common stock to decline.

As of April 1, 2017, holders of an aggregate of 2,673,830 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our other stockholders. In addition, the shares of common stock subject to outstanding options and restricted stock units under our 2008 Equity Incentive Plan and the shares reserved for future issuance under the Incentive Plan will become eligible for sale in the public markets in the future, subject to certain legal and control limitations.

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

Our directors, executive officers, current five percent or greater stockholders and affiliated entities together beneficially own a significant portion of our common stock outstanding as of April 1, 2017. Having such a concentration of ownership may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from seeking to acquire, a majority of our outstanding common stock or control of our board of directors through a proxy solicitation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Title
3.1 (1)	Amended and Restated Certificate of Incorporation of Registrant.
3.2 (2) 10.2 (3) 10.3 (4)

Amended and Restated Bylaws of Registrant.

Amendment to the Securities Purchase Agreement, dated as of April 20, 2017, between the Company and BlueLine Capital Partners, LP, BlueLine Capital Partners II, LP, and BlueLine Capital Partners III, LP.

Triple Net Lease Agreement dated as of April 26, 2017 between the Iridex Corporation and Terra Bella LLC

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

(1)	Incorporated by reference to the Exhibits filed with the Registration Statement on Form SB-2 (No. 333-00320-LA) which was declared effective on February 15, 1996.
(2)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on November 21, 2007.
(3)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on April 21, 2017.
(4)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on May 1, 2017.

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

IRIDEX Corporation (Registrant)

Date: May 9, 2017	By:	/s/ WILLIAM M. MOORE
		Name:	William M. Moore
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2017	By:	/s/ ATABAK MOKARI
		Name:	Atabak Mokari
		Title:	Chief Financial Officer and Vice President of Corporate Development (Principal Financial Officer)

Date: May 9, 2017	By:	/s/ ROMEO R. DIZON
		Name:	Romeo R. Dizon
		Title:	Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Exhibit Title
3.1 (1)	Amended and Restated Certificate of Incorporation of Registrant.
3.2 (2) 10.2 (3) 10.3 (4)

Amended and Restated Bylaws of Registrant.

Amendment to the Securities Purchase Agreement, dated as of April 20, 2017, between the Company and BlueLine Capital Partners, LP, BlueLine Capital Partners II, LP, and BlueLine Capital Partners III, LP.

Triple Net Lease Agreement dated as of April 26, 2017 between the Iridex Corporation and Terra Bella LLC

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

(1)	Incorporated by reference to the Exhibits filed with the Registration Statement on Form SB-2 (No. 333-00320-LA) which was declared effective on February 15, 1996.
(2)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on November 21, 2007.
(3)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on April 21, 2017.
(4)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on May 1, 2017.