Form 10-Q
period 2017-07-01
IRIDEX CORP
filed 2017-08-08
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2017

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

The number of shares of common stock, $0.01 par value, issued and outstanding as of July 21, 2017 was 11,567,662.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

IRIDEX Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share and per share data)

	July 1, 2017	December 31, 2016 (1)
ASSETS
Current assets:
Cash and cash equivalents	$24,594	$23,747
Accounts receivable, net of allowance for doubtful accounts of $240 as of July 1, 2017 and $230 as of December 31, 2016	7,049	10,025
Inventories	11,388	11,643
Prepaid expenses and other current assets	488	450
Total current assets	43,519	45,865
Property and equipment, net	1,561	1,534
Intangible assets, net	124	132
Goodwill	533	533
Other long-term assets	49	80
Total assets	$45,786	$48,144
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,781	$1,994
Accrued compensation	2,158	2,346
Accrued expenses	1,804	2,135
Accrued warranty	666	603
Deferred revenue	1,345	1,383
Total current liabilities	7,754	8,461
Long-term liabilities:
Other long-term liabilities	442	523
Total liabilities	8,196	8,984
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding 11,559,444 and 11,304,736 shares as of July 1, 2017 and December 31, 2016, respectively	126	124
Additional paid-in capital	58,202	55,158
Accumulated deficit	(20,738)	(16,122)
Total stockholders’ equity	37,590	39,160
Total liabilities and stockholders’ equity	$45,786	$48,144

(1)	Derived from the audited consolidated financial statements included in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2016.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Total revenues	$10,002	$11,908	$20,485	$23,839
Cost of revenues	5,507	6,174	11,525	12,808
Gross profit	4,495	5,734	8,960	11,031
Operating expenses:
Research and development	1,528	1,392	3,024	2,751
Sales and marketing	3,654	2,405	6,577	4,834
General and administrative	2,054	2,331	3,958	3,688
Total operating expenses	7,236	6,128	13,559	11,273
Loss from operations	(2,741)	(394)	(4,599)	(242)
Other expense, net	(1)	(21)	(3)	(32)
Loss from operations before provision for (benefit from) income taxes	(2,742)	(415)	(4,602)	(274)
Provision for (benefit from) income taxes	8	(87)	14	(47)
Net loss	$(2,750)	$(328)	$(4,616)	$(227)
Net loss per share:
Basic	$(0.24)	$(0.03)	$(0.40)	$(0.02)
Diluted	$(0.24)	$(0.03)	$(0.40)	$(0.02)
Weighted average shares used in computing net loss per common share:
Basic	11,546	10,085	11,532	10,060
Diluted	11,546	10,085	11,532	10,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net loss	$(2,750)	$(328)	$(4,616)	$(227)
Other comprehensive loss, net of tax	—	—	—	—
Comprehensive loss	$(2,750)	$(328)	$(4,616)	$(227)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended
	July 1, 2017	July 2, 2016
Operating activities:
Net loss	$(4,616)	$(227)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	417	291
Change in fair value of earn-out liability	61	33
Stock-based compensation	836	800
Provision for doubtful accounts	10	41
Changes in operating assets and liabilities:
Accounts receivable	2,966	791
Inventories	255	(1,035)
Prepaid expenses and other current assets	(38)	(174)
Other long-term assets	31	57
Accounts payable	(214)	971
Accrued compensation	(188)	178
Accrued expenses	(325)	121
Accrued warranty	63	7
Deferred revenue	(38)	(40)
Other long-term liabilities	31	14
Net cash (used in) provided by operating activities	(749)	1,828
Investing activities:
Acquisition of property and equipment	(436)	(367)
Payment on earn-out liability	(178)	(190)
Net cash used in investing activities	(614)	(557)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	2,263	—
Proceeds from stock option exercises	215	413
Taxes paid related to net share settlements of equity awards	(268)	(99)
Repurchase of common stock	—	(59)
Net cash provided by financing activities	2,210	255
Net increase in cash and cash equivalents	847	1,526
Cash and cash equivalents, beginning of period	23,747	9,995
Cash and cash equivalents, end of period	$24,594	$11,521
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$15	$35

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the Securities and Exchange Commission (“SEC”) on March 15, 2017. The results of operations for the three and six months ended July 1, 2017 and July 2, 2016 are not necessarily indicative of the results for the fiscal year ending December 30, 2017 or any future interim period. The three months periods ended July 1, 2017 and July 2, 2016, each had 13 weeks. For purposes of reporting the financial results, the Company’s fiscal years end on the Saturday closest to the end of December. Periodically, the Company includes a 53rd week to a year in order to end that year on the Saturday closest to the end of December.

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

We market our products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of our customers and maintains an allowance for potential credit losses. Historically, we have not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the three and six months periods ended July 1, 2017 and July 2, 2016 no      single customer accounted for more than 10% of total revenues. As of July 1, 2017 and December 31, 2016, no customer accounted for over 10% of our accounts receivable.

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

A reconciliation of the changes in the Company’s deferred revenue balance for the six months ended July 1, 2017 and July 2, 2016 is as follows:

	Six Months Ended
	July 1, 2017	July 2, 2016
Balance, beginning of period	$1,383	$1,311
Additions to deferral	590	640
Revenue recognized	(628)	(680)
Balance, end of period	$1,345	$1,271

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

A reconciliation of the changes in the Company’s warranty liability for the six months ended July 1, 2017 and July 2, 2016 is as follows:

	Six Months Ended
	July 1, 2017	July 2, 2016
Balance, beginning of period	$603	$603
Accruals for product warranties	203	232
Cost of warranty claims	(140)	(225)
Balance, end of period	$666	$610

Recently Issued and Adopted Accounting Standards.

In May 2014, as part of its ongoing efforts to assist in the convergence of accounting principles generally accepted in the United States (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual and interim periods beginning after December 15, 2017. The FASB has issued several updates to the standard which i) defer the original effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017 (ASU 2015-14); ii) clarify the application of the principal versus agent guidance (ASU  2016-08); iii) clarify the guidance on inconsequential and perfunctory promises and licensing (ASU 2016-10); and (iv) clarify the guidance on certain sections of the guidance providing technical corrections and improvements (ASU 2016-10). In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) Narrow-Scope Improvements and Practical Expedients”, to address certain narrow aspects of the guidance including collectibility criterion, collection of sales taxes from customers, noncash consideration, contract modifications and completed contracts. This issuance does not change the core principle of the guidance in the initial topic issued in May 2014. We currently anticipate adopting the standard using the modified retrospective method. We are currently evaluating the impact of this new standard on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016.  We adopted this standard in the first quarter of fiscal 2017 and it did not have a material impact on our consolidated financial statements and related disclosures.

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

In January 2017, the FASB has issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments should be applied on a prospective basis. The nature of and reason for the change in accounting principle should be disclosed upon transition. A public business entity that is a U.S. Securities and Exchange Commission (SEC) filer should adopt the amendments for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We early adopted this standard in the second quarter of fiscal 2017 and it did not have a material impact on our consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”. The amendments in ASU 2017-09 include guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. These amendments require the entity to account for the effects of a modification unless all of the following conditions are met: the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or value using an alternative measurement method) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We are currently evaluating the effect of the adoption of this guidance on our consolidated financial statements.

3. Inventories

The components of the Company’s inventories as of July 1, 2017 and December 31, 2016 are as follows:

	July 1, 2017	December 31, 2016
Raw materials	$5,104	$5,331
Work in process	2,065	2,337
Finished goods	4,219	3,975
Total inventories	$11,388	$11,643

4. Goodwill and Intangible Assets

Goodwill.

The carrying value of goodwill was $0.5 million as of July 1, 2017 and December 31, 2016.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an annual impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceed the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test during the second quarter of fiscal 2017 and determined that its goodwill was not impaired. As of July 1, 2017, the Company had not identified any factors that indicated there was an impairment of its goodwill and determined that no additional impairment analysis was then required.

Intangible Assets.

The following table summarizes the components of gross and net intangible asset balances:

	July 1, 2017				December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relations	240	116	124	7.75 Years	240	108	132

For the six months ended July 1, 2017 and July 2, 2016, amortization expense totaled $8 thousand for each period.

The amortization of customer relations was charged to sales and marketing expense and the amortization of patents was charged to cost of revenues. Future estimated amortization expense (in thousands):

Fiscal Year:
2017 (six months)	$8
2018	16
2019	16
2020	16
2021	16
Thereafter	52
Total	$124

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of July 1, 2017 and December 31, 2016, approximate fair value because of the short maturity of these instruments.

As of July 1, 2017 and December 31, 2016, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows:

	As of July 1, 2017				As of December 31, 2016
	Fair Value Measurements				Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$22,826	$—	$—	$22,826	$8,270	$—	$—	$8,270
Liabilities:
Earn-out liability	$—	$—	$577	$577	$—	$—	$694	$694

The Company’s Level 1 financial assets are money market funds whose fair values are based on quoted market prices. The Company does not have any Level 2 financial assets or liabilities. The fair value of the earn-out liability arising from the acquisition of RetinaLabs, Inc. is classified within Level 3 of the fair value hierarchy since it is based on significant unobservable inputs. The significant unobservable inputs include projected royalties and discount rates to present value the payments. A significant increase (decrease) in the projected royalty payments in isolation could result in a significantly higher (lower) fair value measurement and a significant increase (decrease) in the discount rate in isolation could result in a significantly lower (higher) fair value measurement. The fair value of the earn-out liability is calculated on a quarterly basis by the Company based on a collaborative effort of the Company’s operations, finance and accounting groups as additional information becomes available. Any change in the fair value adjustment is recorded in the statement of operations of that period.

The following tables present quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of July 1, 2017 and December 31, 2016.

As of July 1, 2017	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Weighted Average (range)
Earn-out liability	$577	Discounted cash flow	Projected royalties (in thousands)	$1,974
			Discount rate	11.19% (11.19% - 27.00%)

As of December 31, 2016	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Weighted Average (range)
Earn-out liability	$694	Discounted cash flow	Projected royalties (in thousands)	$2,154
			Discount rate	11.22% (11.22% - 27.00%)

A reconciliation of the changes in the Company’s earn-out liability (Level 3 liability) for the six months ended July 1, 2017 and July 2, 2016 is as follows:

	Six Months Ended
(in thousands)	July 1, 2017	July 2, 2016
Balance as of beginning of the period	$694	$1,005
Payments against earn-out	(178)	(190)
Change in fair value of earn-out liability	61	33
Balance as of the end of the period	$577	$848

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

2008 Equity Incentive Plan.

For the six months ended July 1, 2017, the only active stock-based compensation plan was the 2008 Equity Incentive Plan (the “Incentive Plan”). The terms of awards granted during the six months ended July 1, 2017 were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Summary of Stock Options

The following table summarizes information regarding activity under the Incentive Plan during the six months ended July 1, 2017:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2016	470,985	$8.69
Granted	65,900	$13.15
Exercised	(40,371)	$5.34
Canceled or forfeited	(27,198)	$10.40
Outstanding as of July 1, 2017	469,316	$9.51	$768

The weighted average grant date fair value of the options granted under the Incentive Plan as calculated using the Black-Scholes option-pricing model was $4.22 and $4.33 per share for the three months ended July 1, 2017 and July 2, 2016, respectively. The weighted average grant date fair value of the options granted under the Incentive Plan as calculated using the Black-Scholes option-pricing model was $4.92 and $4.21 per share for the six months ended July 1, 2017 and July 2, 2016, respectively.

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards (options) with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Average risk free interest rate	1.70%	1.10%	1.75%	1.16%
Expected life (in years)	4.55 years	4.55 years	4.55 years	4.55 years
Dividend yield	—%	—%	—%	—%
Average volatility	43%	46%	42%	47%

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

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended July 1, 2017 and July 2, 2016:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Cost of revenues	$56	$30	$92	$81
Research and development	67	19	111	51
Sales and marketing	106	41	179	81
General and administrative	215	488	454	587
	$444	$578	$836	$800

Stock-based compensation expense capitalized to inventory was immaterial for the quarters ended July 1, 2017 and July 2, 2016.

Occasionally, the Company will grant stock-based instruments to non-employees. During the six months ended July 1, 2017 and July 2, 2016, the amount of stock-based compensation related to non-employee options was not material.

Information regarding stock options outstanding, vested and expected to vest and exercisable as of July 1, 2017 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Options outstanding	469,316	$9.51	4.49	$768
Options vested and expected to vest	469,316	$9.51	4.49	$768
Options exercisable	253,475	$7.51	3.47	$673

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of July 1, 2017, that would have been received by option holders had all option holders exercised their stock options as of that date. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the three months ended July 1, 2017 and July 2, 2016 was approximately $71 thousand and $261 thousand, respectively.

As of July 1, 2017, there was $3.1 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements under the Incentive Plan. The cost is expected to be recognized over a weighted average period of 2.65 years.

Summary of Restricted Stock Units and Awards

Information regarding the restricted stock units (“RSUs”) activity for the six months ended July 1, 2017 is summarized below:

Number of Shares
Outstanding as of December 31, 2016	335,805
Restricted stock units granted	55,891
Restricted stock units released	(59,905)
Restricted stock units forfeited	(27,789)
Outstanding as of July 1, 2017	304,002

During the six months ended July 1, 2017, the Company awarded 55,891 restricted stock units at a weighted-average grant date fair value of $13.04 per share.

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

Information regarding the RSUs granted with performance conditions activity for the six months ended July 1, 2017 is summarized below:

Number of Shares
Outstanding as of December 31, 2016	1,289
Restricted stock awards granted	4,301
Restricted stock awards released	(1,289)
Outstanding as of July 1, 2017	4,301

During the six months ended July 1, 2017, the Company awarded 4,301 RSUs granted with performance conditions at a weighted-average grant date fair value of $9.30 per share.

7. Income Taxes

Provision for Income Tax.

The Company calculates its interim tax provision in accordance with the provisions of ASC 740-270, Income Taxes; Interim Reporting. For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur.  The Company recorded a provision for income tax of $14 thousand and an income tax benefit of $47 thousand for the six months ended July 1, 2017 and July 2, 2016, respectively.

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

For the six months ended July 1, 2017 and July 2, 2016, stock options and RSUs to purchase 773,318 and 719,647 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding.

A reconciliation of the numerator and denominator of basic and diluted net loss per common share is provided as follows:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Numerator:
Net loss	$(2,750)	$(328)	$(4,616)	$(227)
Denominator:
Weighted average shares of common stock (basic)	11,546	10,085	11,532	10,060
Effect of dilutive preferred shares	-	-	-	-
Weighted average shares of common stock (diluted)	11,546	10,085	11,532	10,060
Per share data:
Basic net loss per share	$(0.24)	$(0.03)	$(0.40)	$(0.02)
Diluted net loss per share	$(0.24)	$(0.03)	$(0.40)	$(0.02)

9. Business Segments

The Company operates in one segment, ophthalmology. The Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service and support activities.

Revenue information shown by geographic region, based on the sales destination, is as follows:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
United States	$5,882	$6,923	$11,586	$12,771
Europe	1,840	2,297	3,775	4,588
Rest of Americas	555	762	1,164	1,382
Asia/Pacific Rim	1,725	1,926	3,960	5,098
	$10,002	$11,908	$20,485	$23,839

Revenues are attributed to countries based on location of end customers. No individual country accounted for more than 10% of the Company’s revenues, other than the United States. United States accounted for 58.8% and 58.1% of revenues for the three month periods ended July 1, 2017 and July 2, 2016, respectively. For the six month period ended July 1, 2017 and July 2, 2016, the United States accounted for 56.6% and 53.6% of sales, respectively. International sales, other than the United States, accounted for 41.2% and 41.9% of revenues for the three month periods ended July 1, 2017 and July 2, 2016, respectively. For six month period ended July 1, 2017 and July 2, 2016, International sales, other than the United States, accounted for 43.4% and 46.4% of sales, respectively.

No customer accounted for more than 10% of total revenues for the three month periods ended July 1, 2017 and July 2, 2016

No customer accounted for more than 10% of account receivable balance as of July 1, 2017 and July 2, 2016.

10. Subsequent Events

         The Company has evaluated subsequent events and has concluded that no subsequent events that require disclosure in the financial statements have occurred since the quarter ended July 1, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.   These statements are based on management’s beliefs and assumptions and on information currently available to management. These statements include statements concerning future demand and order levels for the Company's products, future operating expenses, changes in personnel, product development and intellectual property related matters, the adoption and effect of Company products on its results, the markets in which the Company operates, usage and efficacy of the Company's products, the Company’s future financial results, the impact of the Company’s adoption of new or revised accounting standards, and the Company's strategic plans and objectives. In some cases, forward-looking statements can be identified by terminology, such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms or other comparable terminology, although not all forward‑looking statements contain these words.

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

Results of Operations

The following table sets forth certain operating data as a percentage of revenues:

	Three Months Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	55.1%	51.8%	56.3%	53.7%
Gross margin	44.9%	48.2%	43.7%	46.3%
Operating expenses:
Research and development	15.3%	11.7%	14.8%	11.5%
Sales and marketing	36.5%	20.2%	32.1%	20.3%
General and administrative	20.5%	19.6%	19.3%	15.5%
Total operating expenses	72.3%	51.5%	66.2%	47.3%
Loss from operations	(27.4%)	(3.3%)	(22.5%)	(1.0%)
Other expense, net	(0.0%)	(0.2%)	(0.0%)	(0.1%)
Loss from operations before provision for (benefit from) income taxes	(27.4%)	(3.5%)	(22.5%)	(1.1%)
Provision for (benefit from) income taxes	0.1%	(0.7%)	0.1%	(0.1%)
Net loss	(27.5%)	(2.8%)	(22.6%)	(1.0%)

The following comparisons are between the three month periods ended July 1, 2017 and July 2, 2016:

Revenues.

(in millions)	Three Months Ended	Three Months Ended
	July 1, 2017	July 2, 2016	Change in $	Change in %
Systems – domestic	$1,833	$2,976	$(1,143)	(38.4%)
Systems – international	2,464	2,910	(446)	(15.3%)
Recurring revenues	5,705	6,022	(317)	(5.3%)
Total revenues	$10,002	$11,908	$(1,906)	(16.0%)

Our total revenues decreased $1.9 million, or 16.0%, from $11.9 million to $10.0 million for the first quarter of fiscal year 2017. The decrease is due mainly to the decrease in our domestic system sales, which decreased by $1.1 million or 38.4%, from $3.0 million to $1.8 million. Our international system sales decreased by $0.4 million, or 15.3%, from $2.9 million to $2.5 million. The decrease in our system sales was realized across all of our product lines, particularly our medical retina products. Our recurring revenues decreased $0.3 million, or 5.3%, from $6.0 million to $5.7 million which was driven by a decrease in sales of our Endoprobes and G6 related probes.

Gross Profit and Gross Margin.

Gross profit was $4.5 million compared with $5.7 million, a decrease of $1.2 million. Gross margin was 44.9% compared with 48.2%, a decrease of 3.3 percentage points. The decrease in gross margin was attributable primarily to lower manufacturing overhead absorption due to the decrease in revenues, and an increase in manufacturing variances which includes adjustments for inventory reserves and warranty reserves, partially offset by an increase in direct margins primarily as a result of a favorable shift to higher margin products due to product and geographic mix.

Gross margins as a percentage of revenues are expected to continue to fluctuate due to changes in the relative proportions of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and other factors.

Research and Development.

Research and development (“R&D”) expenses increased by $0.1 million, or 9.8%, from $1.4 million to $1.5 million. The increase in spending was mainly attributable to an increase in headcount, and associated costs, including recruiting fees.

Sales and Marketing.

Sales and marketing expenses increased $1.2 million, or 51.9%, from $2.4 million to $3.6 million. The increase in spending was attributable to an increase in salaries and related costs due to an increase in headcount, commission expense, recruiting fees, and other general selling and marketing expenses.

General and Administrative.

General and administrative expenses decreased $0.3 million, or 11.9%, from $2.3 million to $2.1 million. The decrease in spending was attributable to a decrease in termination and severance costs, bonus accrual, and bad debt expense partially offset by an increase in salaries and related costs due to an increase in headcount, and an increase in accounting, tax, and legal expenses.

Other Expense, Net.

Other expense, net amounted to $1 thousand and $21 thousand, respectively and consisted primarily of the change in expense associated with the re-measurement of the contingent liabilities.

Income Taxes.

We recorded an income tax provision of $8 thousand and benefit of $87 thousand, respectively.

The following comparisons are between the six month periods ended July 1, 2017 and July 2, 2016:

Revenues.

(in millions)	Six Months Ended	Six Months Ended
	July 1, 2017	July 2, 2016	Change in $	Change in %
Systems – domestic	$3,966	$5,188	$(1,222)	(23.6%)
Systems – international	5,436	7,456	(2,020)	(27.1%)
Recurring revenues	11,083	11,195	(112)	(1.0%)
Total revenues	$20,485	$23,839	$(3,354)	(14.1%)

Our total revenues decreased $3.4 million, or 14.1%, from $23.8 million to $20.5 million for the first six months of fiscal year 2017. The decrease is due to a decrease in our international system sales, which decreased by $2.0 million or 27.1%, from $7.5 million to $5.4 million and to a decrease in our domestic system sales, which decreased by $1.2 million, or 23.6%, from $5.2 million to $4.0 million. The decrease in our system sales was realized across all of our products and was primarily a result of a decrease in sales of our medical retina and surgical retina products.   Our recurring revenues decreased $0.1 million, or 1.0%, from $11.2 million to $11.1 million which was driven by a decrease in our EndoProbe revenues and was partially offset by an increase in our G6 related probes revenues.

Gross Profit and Gross Margin.

Gross profit was $9.0 million compared with $11.0 million, a decrease of $2.1 million. Gross margin was 43.7% compared with 46.3%, a decrease of 2.5 percentage points. The decrease in gross margin was attributable primarily to lower manufacturing overhead absorption due to the decrease in revenues, partially offset by an increase in direct margins primarily as a result of a favorable shift to higher margin products due to product and geographic mix.

Gross margins as a percentage of revenues are expected to continue to fluctuate due to changes in the relative proportions of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and a variety of other factors.

Research and Development.

Research and development (“R&D”) expenses increased by $0.3 million, or 9.9%, from $2.8 million to $3.0 million. The increase in spending was mainly attributable to an increase in headcount and associated costs and including recruiting fees.

Sales and Marketing.

Sales and marketing expenses increased $1.7 million, or 36.1%, from $4.8 million to $6.6 million. The increase in spending was attributable to an increase in salaries and related costs due to an increase in headcount, commission expense, recruiting fees, and other general selling and marketing expenses.

General and Administrative.

General and administrative expenses increased $0.3 million, or 7.3%, from $3.7 million to $4.0 million. The increase in spending was attributable to an increase in salaries and related costs due to an increase in headcount, an increase in stock compensation charges, an increase in bonus accrual, and an increase in accounting, tax, and legal expenses offset by the decrease in termination and severance costs

Other Expense, Net.

Other expense, net amounted to $3 thousand and $32 thousand, respectively and consisted primarily of the change in expense associated with the re-measurement of contingent liabilities.

Income Taxes.

We recorded an income tax provision of $14 thousand and benefit of $47 thousand, respectively.

Liquidity and Capital Resources.

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of July 1, 2017, we had cash and cash equivalents of $24.6 million and working capital of $35.8 million compared to cash and cash equivalents of $23.7 million and working capital of $37.4 million as of December 31, 2016.

For the six months ended July 1, 2017, net cash of $0.7 million was used by operating activities, which was generated by net loss of $4.6 million and the add back of non-cash items of $1.3 million, and changes in operating assets and liabilities by $2.5 million, which included net collections of $3.0 million in accounts receivable. We used $0.6 million net cash in investing activities, $0.4 million on capital expenditures and $0.2 million for payment of the contingent earn-out liability. Financing activities provided $2.2 million of net cash, which consisted of $2.3 million net proceeds arising from the issuance of common stock and $0.2 million from exercises of stock options, partially offset by $0.3 million to pay for the net share settlement of equity awards and the related payroll taxes.

On January 3, 2017, we issued an additional 172,500 new common shares in connection with the underwriters exercising their overallotment option at $14.00 per share, before underwriting discount and commissions. The new stock issuance generated net proceeds to us of approximately $2.3 million, after deducting underwriting commissions of $0.1 million.

We believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs over the next 12 months.

 Contractual Obligations and Commitments.

Our contractual obligations and commitments as of July 1, 2017 are as follows:

(in thousands)	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Operating leases payments	$5,907	$542	$3,740	$1,625		$—
Purchase commitments	7,408	4,262	3,146	—		—
Total obligations	$13,315	$4,804	$6,886	$1,625	$

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. None of our international revenues and costs for the six months ended July 1, 2017 were denominated in foreign currencies and therefore changes in foreign currency rates will not have an impact on our income statement or cash flows. However, increases in the value of the U.S. dollar against any local currencies could cause our products to become relatively more expensive to customers in a particular country or region, leading to reduced revenue or profitability in that country or region. As we continue to expand our international sales, our non-U.S. dollar denominated revenue and our exposure to gains and losses on international currency transactions may increase. We currently do not engage in transactions to hedge against the risk of the currency fluctuation, but we may do so in the future.

Interest Rate Risk.

Our exposure to interest rate risk as of July 1, 2017 is related to our cash equivalent holdings, which is nominal given the nature of our cash equivalent holdings. Since we have no fixed or variable interest rate debt outstanding, our interest expense is not affected by changes in interest rates. In the event we issue any new variable-rate debt in the future, increases in interest rates would increase the interest expense associated with the debt.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 1, 2017. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the second quarter of fiscal 2017, our international sales were $4.1 million, or 41.2% of total revenues. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. None of our international revenues and costs for the quarter ended July 1, 2017 have been denominated in foreign currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets and may negatively affect our reported revenue in any particular reporting period. Our international operations and sales are subject to a number of risks and potential costs, including:

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

Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. Our active patent portfolio includes 26 United States patents and 16 foreign patents on the technologies related to our products and processes. We have 11 pending patent applications in the United States and 25 foreign pending patent applications that have been filed. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Patents have a limited lifetime and once a patent expires competition may increase.

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

We rely on third parties to manufacture substantially all of the components used in our products, including optics, laser diodes and crystals. We have some long term or volume purchase agreements with our suppliers and currently purchase components and fully-assembled products on a purchase order basis. Some of our suppliers and manufacturers are sole or limited sources. In addition, some of these suppliers are relatively small private companies whose operations may be disrupted or discontinued at any time. There are risks associated with the use of independent manufacturers, including the following:

•	unavailability of shortages or limitations on the ability to obtain supplies of components and products in the quantities that we require;

•	delays in delivery or failure of suppliers to deliver critical components and products on the dates we require;

•	failure of suppliers to manufacture and assemble components and products to our specifications, and potentially reduced quality; and

•	inability to obtain components and products at acceptable prices.

Our business and operating results may suffer from the lack of alternative sources of supply for critical sole and limited source components and fully-assembled products. The process of qualifying suppliers is complex, requires extensive testing with our products, and may be lengthy, particularly as new products are introduced. New suppliers would have to be educated in our production processes. In addition, the use of alternate components may require design alterations to our products and additional product testing under FDA and relevant foreign regulatory agency guidelines, which may delay sales and increase product costs. Any failures by our vendors to adequately supply limited and sole source components or products may impair our ability to offer our existing products, delay the submission of new products for regulatory approval and market introduction, materially harm our business and financial condition and cause our stock price to decline. Establishing our own capabilities to manufacture these components or products would be expensive and could significantly decrease our profit margins. Our business, results of operations and financial condition would be adversely affected if we are unable to continue to obtain components or fully-assembled products in the quantity and quality desired and at the prices we have budgeted.

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

Any clinical trials that we may undertake for regulatory approval or marketing reasons will be an expensive, lengthy, costly, and uncertain process, and could result in delays in new product introductions or even an inability to release a product.

We may be required to undertake clinical trials to obtain regulatory approvals or may choose to undertake such trials for marketing or other reasons.  Clinical trials for products such as ours are complex and expensive and their outcomes are uncertain.  Any clinical trials that we may undertake would require the investment of significant financial and administrative resources.  Moreover, the results of clinical trials are uncertain, and inconclusive or negative results may not support, or may impair, the sale and adoption of our products. We may suffer significant setbacks in clinical trials, even after earlier clinical trials showed promising results. Any of our products could produce undesirable side effects that could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a product candidate. We, the FDA, or another regulatory authority could suspend or terminate clinical trials at any time if they or we believed the trial participants faced unacceptable health risks.

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

•adverse customer reaction to the product acquisition; and

•increases in expenses.

Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could adversely affect our business, operating results and financial condition.

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

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including changes in foreign currency exchange rates, quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. For the second quarter of 2017, the trading price of our common stock fluctuated from a low of $8.95 per share to a high of $11.52 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

Sales or issuances of a substantial amount of securities, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock. As of July 1, 2017, we had 11,559,444 shares of common stock outstanding, all of which shares were, and continue to be, eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. Future resales of our common stock by our existing stockholders could cause the market price of our common stock to decline.

As of July 1, 2017, holders of an aggregate of 1,460,688 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our other stockholders. In addition, the shares of common stock subject to outstanding options and restricted stock units under our 2008 Equity Incentive Plan and the shares reserved for future issuance under the Incentive Plan will become eligible for sale in the public markets in the future, subject to certain legal and control limitations.

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

Our directors, executive officers, current five percent or greater stockholders and affiliated entities together beneficially own a significant portion of our common stock outstanding as of July 1, 2017. Having such a concentration of ownership may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from seeking to acquire, a majority of our outstanding common stock or control of our board of directors through a proxy solicitation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

          None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Title
3.1 (1)	Amended and Restated Certificate of Incorporation of Registrant.
3.2 (2)	Amended and Restated Bylaws of Registrant.
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.CAL	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

IRIDEX Corporation (Registrant)

Date: August 8, 2017	By:	/s/ WILLIAM M. MOORE
		Name:	William M. Moore
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2017	By:	/s/ ATABAK MOKARI
		Name:	Atabak Mokari
		Title:	Chief Financial Officer and Vice President of Corporate Development (Principal Financial Officer)

Date: August 8, 2017	By:	/s/ ROMEO R. DIZON
		Name:	Romeo R. Dizon
		Title:	Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Exhibit Title
3.1 (1)	Amended and Restated Certificate of Incorporation of Registrant.
3.2 (2)	Amended and Restated Bylaws of Registrant.
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.CAL	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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