Form 10-Q
period 2017-09-30
IRIDEX CORP
filed 2017-11-07
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of common stock, $0.01 par value, issued and outstanding as of October 19, 2017 was 11,579,817.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

IRIDEX Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share and per share data)

	September 30, 2017	December 31, 2016 (1)
ASSETS
Current assets:
Cash and cash equivalents	$22,751	$23,747
Accounts receivable, net of allowance for doubtful accounts of $226 as of September 30, 2017 and $230 as of December 31, 2016	7,390	10,025
Inventories	10,669	11,643
Prepaid expenses and other current assets	671	450
Total current assets	41,481	45,865
Property and equipment, net	1,428	1,534
Intangible assets, net	120	132
Goodwill	533	533
Other long-term assets	48	80
Total assets	$43,610	$48,144
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,864	$1,994
Accrued compensation	2,338	2,346
Accrued expenses	1,680	2,135
Accrued warranty	427	310
Deferred revenue	1,403	1,383
Total current liabilities	7,712	8,168
Long-term liabilities:
Accrued warranty	255	293
Other long-term liabilities	541	523
Total liabilities	8,508	8,984
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding 11,579,379 and 11,304,736 shares as of September 30, 2017 and December 31, 2016, respectively	126	124
Additional paid-in capital	58,810	55,158
Accumulated deficit	(23,834)	(16,122)
Total stockholders’ equity	35,102	39,160
Total liabilities and stockholders’ equity	$43,610	$48,144

(1)	Derived from the audited consolidated financial statements included in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2016.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Total revenues	$10,865	$9,789	$31,350	$33,628
Cost of revenues	6,492	5,544	18,017	18,352
Gross profit	4,373	4,245	13,333	15,276
Operating expenses:
Research and development	1,428	1,256	4,452	4,007
Sales and marketing	3,769	2,378	10,346	7,212
General and administrative	2,422	1,858	6,380	5,546
Gain on sale of intellectual property	(175)	-	(175)	-
Total operating expenses	7,444	5,492	21,003	16,765
Loss from operations	(3,071)	(1,247)	(7,670)	(1,489)
Other expense, net	(16)	(51)	(19)	(83)
Loss from operations before provision for (benefit from) income taxes	(3,087)	(1,298)	(7,689)	(1,572)
Provision for (benefit from) income taxes	9	(627)	23	(674)
Net loss	$(3,096)	$(671)	$(7,712)	$(898)
Net loss per share:
Basic	$(0.27)	$(0.07)	$(0.67)	$(0.09)
Diluted	$(0.27)	$(0.07)	$(0.67)	$(0.09)
Weighted average shares used in computing net loss per common share:
Basic	11,569	10,129	11,544	10,083
Diluted	11,569	10,129	11,544	10,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net loss	$(3,096)	$(671)	$(7,712)	$(898)
Other comprehensive loss, net of tax	—	—	—	—
Comprehensive loss	$(3,096)	$(671)	$(7,712)	$(898)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2017	October 1, 2016
Operating activities:
Net loss	$(7,712)	$(898)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on sale of intellectual property	(175)	—
Depreciation and amortization	660	461
Change in fair value of earn-out liability	122	86
Stock-based compensation	1,357	1,270
Provision for doubtful accounts	(4)	66
Changes in operating assets and liabilities:
Accounts receivable	2,639	1,290
Inventories	974	(1,572)
Prepaid expenses and other current assets	(221)	(839)
Other long-term assets	32	77
Accounts payable	(130)	249
Accrued compensation	(8)	2
Accrued expenses	(347)	16
Accrued warranty	79	(33)
Deferred revenue	20	(6)
Other long-term liabilities	80	26
Net cash (used in) provided by operating activities	(2,634)	195
Investing activities:
Acquisition of property and equipment	(542)	(792)
Proceeds from sale of intellectual property	175	—
Payment on earn-out liability	(292)	(313)
Net cash used in investing activities	(659)	(1,105)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	2,263	—
Proceeds from stock option exercises	328	650
Taxes paid related to net share settlements of equity awards	(294)	(99)
Repurchase of common stock	—	(59)
Net cash provided by financing activities	2,297	492
Net decrease in cash and cash equivalents	(996)	(418)
Cash and cash equivalents, beginning of period	23,747	9,995
Cash and cash equivalents, end of period	$22,751	$9,577
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$19	$37

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the Securities and Exchange Commission (“SEC”) on March 15, 2017. The results of operations for the three and nine months ended September 30, 2017 and October 1, 2016 are not necessarily indicative of the results for the fiscal year ending December 30, 2017 or any future interim period. The three and nine month periods ended September 30, 2017 and October 1, 2016, each had 13 weeks. For purposes of reporting the financial results, the Company’s fiscal years end on the Saturday closest to the end of December. Periodically, the Company includes a 53rd week to a year in order to end that year on the Saturday closest to the end of December.

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

We market our products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of our customers and maintains an allowance for potential credit losses. Historically, we have not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the three and nine month periods ended September 30, 2017 and October 1, 2016 no single customer accounted for more than 10% of total revenues. As of September 30, 2017, one customer accounted for 12% of our accounts receivable and no customer accounted for over 10% of our accounts receivable as of December 31, 2016.

For the three month period ended September 30, 2017, one supplier accounted for 14% of our purchases and no supplier accounted for over 10% of our purchases for the nine month period then ended. For the three and nine month periods ended October 1, 2016 no supplier accounted for over 10% of our purchases.

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

A reconciliation of the changes in the Company’s deferred revenue balance for the nine months ended September 30, 2017 and October 1, 2016 is as follows:

	Nine Months Ended
	September 30, 2017	October 1, 2016
Balance, beginning of period	$1,383	$1,311
Additions to deferral	981	1,025
Revenue recognized	(961)	(1,031)
Balance, end of period	$1,403	$1,305

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

A reconciliation of the changes in the Company’s warranty liability for the nine months ended September 30, 2017 and October 1, 2016 is as follows:

	Nine Months Ended
	September 30, 2017	October 1, 2016
Balance, beginning of period	$603	$603
Accruals for product warranties	319	318
Cost of warranty claims	(240)	(351)
Balance, end of period	$682	$570

Reclassifications.

Certain reclassifications have been made to the prior year financial statements included in these condensed consolidated financial statements to conform to the current year presentation. The reclassifications had no impact on previously reported net loss or accumulated deficit.

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

3. Inventories

The components of the Company’s inventories as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
Raw materials	$5,003	$5,331
Work in process	1,864	2,337
Finished goods	3,802	3,975
Total inventories	$10,669	$11,643

4. Goodwill and Intangible Assets

Goodwill.

The carrying value of goodwill was $0.5 million as of September 30, 2017 and December 31, 2016.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an annual impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceed the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test during the second quarter of fiscal 2017 and determined that its goodwill was not impaired. As of September 30, 2017, the Company had not identified any factors that indicated there was an impairment of its goodwill and determined that no additional impairment analysis was then required.

Intangible Assets.

The following table summarizes the components of gross and net intangible asset balances:

	September 30, 2017				December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relations	240	120	120	7.50 Years	240	108	132

For the nine months ended September 30, 2017 and October 1, 2016, amortization expense totaled $12 thousand for each period.

The amortization of customer relations was charged to sales and marketing expense and the amortization of patents was charged to cost of revenues. Future estimated amortization expense (in thousands):

Fiscal Year:
2017 (three months)	$4
2018	16
2019	16
2020	16
2021	16
Thereafter	52
Total	$120

In August 2017, we closed the sale of certain intellectual property. Proceeds from the sale were $175 thousand.

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of September 30, 2017 and December 31, 2016, approximate fair value because of the short maturity of these instruments.

As of September 30, 2017 and December 31, 2016, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows:

	As of September 30, 2017				As of December 31, 2016
	Fair Value Measurements				Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$22,149	$—	$—	$22,149	$8,270	$—	$—	$8,270
Liabilities:
Earn-out liability	$—	$—	$524	$524	$—	$—	$694	$694

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

The following tables present quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of September 30, 2017 and December 31, 2016.

As of September 30, 2017	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Weighted Average (range)
Earn-out liability	$524	Discounted cash flow	Projected royalties (in thousands)	$1,719
			Discount rate	10.89% (10.89% - 27.00%)

As of December 31, 2016	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Weighted Average (range)
Earn-out liability	$694	Discounted cash flow	Projected royalties (in thousands)	$2,154
			Discount rate	11.22% (11.22% - 27.00%)

A reconciliation of the changes in the Company’s earn-out liability (Level 3 liability) for the nine months ended September 30, 2017 and October 1, 2016 is as follows:

	Nine Months Ended
(in thousands)	September 30, 2017	October 1, 2016
Balance as of beginning of the period	$694	$1,005
Payments against earn-out	(292)	(313)
Change in fair value of earn-out liability	122	86
Balance as of the end of the period	$524	$778

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

2008 Equity Incentive Plan.

For the nine months ended September 30, 2017, the only active stock-based compensation plan was the 2008 Equity Incentive Plan (the “Incentive Plan”). The terms of awards granted during the nine months ended September 30, 2017 were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

On June 14, 2017, the stockholders approved an increase of 650,000 shares of Common Stock reserved for issuance under the Incentive Plan.

Summary of Stock Options

The following table summarizes information regarding activity under the Incentive Plan during the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2016	470,985	$8.69
Granted	465,900	$10.05
Exercised	(55,752)	$5.89
Canceled or forfeited	(52,607)	$10.50
Outstanding as of September 30, 2017	828,526	$9.53	$601

The weighted average grant date fair value of the options granted under the Incentive Plan as calculated using the Black-Scholes option-pricing model was $3.55 and $6.37 per share for the three months ended September 30, 2017 and October 1, 2016, respectively. The weighted average grant date fair value of the options granted under the Incentive Plan as calculated using the Black-Scholes option-pricing model was $3.75 and $5.23 per share for the nine months ended September 30, 2017 and October 1, 2016, respectively.

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards (options) with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Average risk free interest rate	1.80%	1.03%	1.79%	1.10%
Expected life (in years)	4.55 years	4.55 years	4.55 years	4.55 years
Dividend yield	—%	—%	—%	—%
Average volatility	42%	46%	42%	46%

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

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and October 1, 2016:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Cost of revenues	$39	$3	$131	$84
Research and development	104	39	215	90
Sales and marketing	59	38	238	119
General and administrative	319	390	773	977
	$521	$470	$1,357	$1,270

Stock-based compensation expense capitalized to inventory was immaterial for the nine months ended September 30, 2017 and October 1, 2016.

Occasionally, the Company will grant stock-based instruments to non-employees. During the nine months ended September 30, 2017 and October 1, 2016, the amount of stock-based compensation related to non-employee options was not material.

Information regarding stock options outstanding, vested, expected to vest, and exercisable as of September 30, 2017 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Options outstanding	828,526	$9.53	5.45	$601
Options vested and expected to vest	743,785	$9.45	5.30	$597
Options exercisable	272,008	$7.94	3.39	$555

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of September 30, 2017, that would have been received by option holders had all option holders exercised their stock options as of that date. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the three months ended September 30, 2017 and October 1, 2016 was approximately $31 thousand and $187 thousand, respectively, and the nine months ended September 30, 2017 and October 1, 2016 was approximately $328 thousand and $735 thousand, respectively.

As of September 30, 2017, there was $3.9 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements under the Incentive Plan. The cost is expected to be recognized over a weighted average period of 3.41 years.

Summary of Restricted Stock Units and Awards

Information regarding the restricted stock units (“RSUs”) activity for the nine months ended September 30, 2017 is summarized below:

Number of Shares
Outstanding as of December 31, 2016	335,805
Restricted stock units granted	112,391
Restricted stock units released	(67,197)
Restricted stock units forfeited	(30,789)
Outstanding as of September 30, 2017	350,210

During the nine months ended September 30, 2017, the Company awarded 112,391 restricted stock units at a weighted-average grant date fair value of $11.28 per share.

RSUs granted with market conditions are valued using the Monte Carlo simulation model and compensation expense is recognized ratably during the service period even if the market condition is not satisfied. To the extent that the market condition is not met, the RSUs will not vest and will be cancelled. No RSUs with market conditions were granted during the nine months ended September 30, 2017.

RSUs granted with performance conditions are valued at the grant date fair value of the underlying common shares. The Company makes a determination regarding the probability of the performance criteria being achieved and compensation expense is recognized ratably over the vesting period, if it is expected that the performance criteria will be met.

Information regarding the RSUs granted with performance conditions activity for the nine months ended September 30, 2017 is summarized below:

Number of Shares
Outstanding as of December 31, 2016	1,289
Restricted stock awards granted	4,301
Restricted stock awards released	(1,289)
Outstanding as of September 30, 2017	4,301

During the nine months ended September 30, 2017, the Company awarded 4,301 RSUs granted with performance conditions at a weighted-average grant date fair value of $9.30 per share.

7. Income Taxes

Provision for Income Tax.

The Company calculates its interim tax provision in accordance with the provisions of ASC 740-270, Income Taxes; Interim Reporting. For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur.  The Company recorded a provision for income tax of $23 thousand and an income tax benefit of $674 thousand for the nine months ended September 30, 2017 and October 1, 2016, respectively.

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

The Company is subject to United States federal income tax as well as to income taxes in state jurisdictions. The Company’s federal and state income tax returns are open to examination by tax authorities for three years and three-to-five years, respectively.

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

For the nine months ended September 30, 2017 and October 1, 2016, stock options, RSUs, and Restricted Stock Awards (“RSAs”) to purchase 1,178,736 and 799,480 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding.

A reconciliation of the numerator and denominator of basic and diluted net loss per common share is provided as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Numerator:
Net loss	$(3,096)	$(671)	$(7,712)	$(898)
Denominator:
Weighted average shares of common stock (basic)	11,569	10,129	11,544	10,083
Effect of dilutive preferred shares	-	-	-	-
Weighted average shares of common stock (diluted)	11,569	10,129	11,544	10,083
Per share data:
Basic net loss per share	$(0.27)	$(0.07)	$(0.67)	$(0.09)
Diluted net loss per share	$(0.27)	$(0.07)	$(0.67)	$(0.09)

9. Business Segments

The Company operates in one segment, ophthalmology. The Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service, and support activities.

Revenue information shown by geographic region, based on the sales destination, is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
United States	$6,294	$5,871	$17,880	$18,642
Europe	1,727	2,191	5,502	6,779
Rest of Americas	689	476	1,853	1,858
Asia/Pacific Rim	2,155	1,251	6,115	6,349
	$10,865	$9,789	$31,350	$33,628

Revenues are attributed to countries based on location of end customers. No individual country accounted for more than 10% of the Company’s revenues, other than the United States. United States accounted for 57.9% and 60.0% of revenues for the three month periods ended September 30, 2017 and October 1, 2016, respectively. For the nine month period ended September 30, 2017 and October 1, 2016, the United States accounted for 57.0% and 55.4% of sales, respectively. International sales, other than the United States, accounted for 42.1% and 40.0% of revenues for the three month periods ended September 30, 2017 and October 1, 2016, respectively. For nine month period ended September 30, 2017 and October 1, 2016, International sales, other than the United States, accounted for 43.0% and 44.6% of sales, respectively.

10. Subsequent Events

         The Company has evaluated subsequent events and has concluded that no subsequent events that require disclosure in the financial statements have occurred since the quarter ended September 30, 2017.

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

Our laser consoles consist of the following product lines:

•	Glaucoma – This product line includes our Cyclo G6 laser system used for the treatment of glaucoma;

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

Our business generates recurring revenues through sales of consumable products, predominantly single-use laser probe devices and other instrumentation, as well as repair, servicing and extended service contracts for our laser systems. Our laser probes consist of the following product lines:

•	Glaucoma – Probes used in our glaucoma product line include our patented MicroPulse P3 (“MP3”) probe and G-Probe; and

•	Surgical Retina – Our surgical retina probes include our EndoProbe family of products used in vitrectomy procedures.

Ophthalmologists typically use our laser systems in hospital operating room (“OR”) and ambulatory surgical centers (“ASCs”), as well as their offices and clinics. In the ORs and ASCs, ophthalmologists use our laser systems with either an indirect laser ophthalmoscope or a consumable, single use MP3 probe, G-Probe or EndoProbe.

Our products are sold in the United States predominantly through a direct sales force and internationally primarily through independent distributors. We recently established direct sales capabilities in Germany.

Sales to international distributors are made on open credit terms or letters of credit and are currently denominated in U.S. dollars and accordingly, are not subject to risks associated with currency fluctuations. However, increases in the value of the U.S. dollars against any local currencies could cause our products to become relatively more expensive to customers in a particular country or region, leading to reduced revenue or profitability in that country or region. Sales to direct end users transacted through our German office will be denominated in Euros and will be subject to risks associated with the currency fluctuations.

Cost of revenues consists primarily of our direct manufacturing costs which includes the cost of components and sub-systems, assembling, packaging, shipping and testing components at our facility, direct labor and associated overhead; warranty, royalty and amortization of intangible assets and depot service costs. For certain of our products, we are responsible for the cost of the fully assembled product that is manufactured by a third-party.

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

Results of Operations

The following table sets forth certain operating data as a percentage of revenues:

	Three Months Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	59.8%	56.6%	57.5%	54.6%
Gross margin	40.2%	43.4%	42.5%	45.4%
Operating expenses:
Research and development	13.1%	12.8%	14.2%	11.9%
Sales and marketing	34.7%	24.3%	33.0%	21.5%
General and administrative	22.3%	19.0%	20.4%	16.5%
Gain on sale of intangible assets	(1.6%)	0.0%	(0.6%)	0.0%
Total operating expenses	68.5%	56.1%	67.0%	49.9%
Loss from operations	(28.3%)	(12.7%)	(24.5%)	(4.5%)
Other expense, net	(0.1%)	(0.6%)	(0.1%)	(0.2%)
Loss from operations before provision for (benefit from) income taxes	(28.4%)	(13.3%)	(24.6%)	(4.7%)
Provision for (benefit from) income taxes	0.1%	(6.4%)	0.1%	(2.0%)
Net loss	(28.5%)	(6.9%)	(24.6%)	(2.7%)

The following comparisons are between the three month periods ended September 30, 2017 and October 1, 2016:

Revenues.

(in thousands)	Three Months Ended	Three Months Ended
	September 30, 2017	October 1, 2016	Change in $	Change in %
Systems – domestic	$2,497	$2,227	$270	12.1%
Systems – international	2,986	2,130	856	40.2%
Recurring revenues	5,382	5,432	(50)	(0.9%)
Total revenues	$10,865	$9,789	$1,076	11.0%

Our total revenues increased $1.1 million, or 11.0%, from $9.8 million to $10.9 million for the third quarter of fiscal year 2017. The increase is due mainly to the increase in our international system sales, which increased by $0.9 million or 40.2%, from $2.1 million to $3.0 million. Our domestic system sales increased by $0.3 million, or 12.1%, from $2.2 million to $2.5 million. The increase in our system sales was realized mainly in our medical retina products and to a lesser extent, in our surgical retina products.  Our recurring revenues decreased $0.1 million, or 0.9%, from $5.43 million to $5.38 million which was driven primarily by a decrease in sales of our legacy probes which was partially offset by an increase in sales of our G6 related probes.

Gross Profit and Gross Margin.

Gross profit was $4.4 million compared with $4.2 million, an increase of $0.1 million. Gross margin was 40.2% compared with 43.4%, a decrease of 3.1 percentage points. The decrease in gross margin was attributable primarily to an unfavorable shift to lower margin products due to product and geographic mix and an increase in manufacturing variances, partially offset by a decrease in manufacturing overhead spending.

Gross margins are expected to fluctuate due to changes in the relative proportions of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and other factors.

Research and Development.

Research and development (“R&D”) expenses increased by $0.2 million, or 13.7%, from $1.3 million to $1.4 million. The increase in spending was mainly attributable to increases in bonus expense, stock compensation charges, and other general engineering expenses.

Sales and Marketing.

Sales and marketing expenses increased $1.4 million, or 58.5%, from $2.4 million to $3.8 million. The increase in spending was attributable to an increase in salaries and related costs due to an increase in headcount, commission expense, and other general selling and marketing expenses.

General and Administrative.

General and administrative expenses increased $0.6 million, or 30.4%, from $1.9 million to $2.4 million. The increase in spending was attributable to an increase in severance costs, an increase in salaries and related costs due to an increase in headcount, and an increase in other public company reporting and compliance expenses.

Gain on sale of intellectual property.

In August 2017, we closed the sale of certain intellectual property assets. Proceeds from the sale were $175 thousand.

Other Expense, Net.

Other expense, net amounted to $16 thousand and $51 thousand, respectively and consisted primarily of the change in expense associated with the re-measurement of the contingent liabilities.

Income Taxes.

We recorded an income tax provision of $9 thousand and a benefit of $627 thousand, respectively.

The following comparisons are between the nine month periods ended September 30, 2017 and October 1, 2016:

Revenues.

(in thousands)	Nine Months Ended	Nine Months Ended
	September 30, 2017	October 1, 2016	Change in $	Change in %
Systems – domestic	$6,463	$7,415	$(952)	(12.8%)
Systems – international	8,422	9,586	(1,164)	(12.1%)
Recurring revenues	16,465	16,627	(162)	(1.0%)
Total revenues	$31,350	$33,628	$(2,278)	(6.8%)

Our total revenues decreased $2.3 million, or 6.8%, from $33.6 million to $31.3 million for the first nine months of fiscal year 2017. The decrease is due mainly to a decrease in our international system sales, which decreased by $1.2 million or 12.1%, from $9.6 million to $8.4 million and to a decrease in our domestic system sales, which decreased by $1.0 million, or 12.8%, from $7.4 million to $6.5 million. The decrease in our system sales was realized in our surgical retina and glaucoma products, partially offset by an increase in our medical retina products.   Our recurring revenues decreased $0.2 million, or 1.0%, from $16.6 million to $16.5 million which was driven primarily by a decrease in sales of our legacy probes which was partially offset by an increase in sales of our G6 related probes.

Gross Profit and Gross Margin.

Gross profit was $13.3 million compared with $15.3 million, a decrease of $1.9 million. Gross margin was 42.5% compared with 45.4%, a decrease of 2.9 percentage points. The decrease in gross margin was attributable primarily to lower manufacturing overhead absorption due to the decrease in revenues, an increase in manufacturing variances and an increase in manufacturing overhead spending, partially offset by an increase in direct margins primarily as a result of a favorable shift to higher margin products due to product and geographic mix.

Gross margins are expected to fluctuate due to changes in the relative proportions of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and a variety of other factors.

Research and Development.

Research and development (“R&D”) expenses increased by $0.4 million, or 11.1%, from $4.0 million to $4.5 million. The increase in spending was mainly attributable to increases in salaries and related costs due to an increase in headcount, bonus expense, stock compensation charges and other general engineering expenses, partially offset by a decrease in consumption of development project materials.

Sales and Marketing.

Sales and marketing expenses increased $3.1 million, or 43.5%, from $7.2 million to $10.3 million. The increase in spending was attributable to increases in salaries and related costs due to an increase in headcount, commission expense, recruiting fees, and other general selling and marketing expenses.

General and Administrative.

General and administrative expenses increased $0.8 million, or 15.0%, from $5.5 million to $6.4 million. The increase in spending was attributable to increases in salaries and related costs due to an increase in headcount, audit and tax expense, and other public company reporting and compliance expenses, partially offset by a decrease in termination and severance costs.

Gain on sale of intellectual property.

In August 2017, we closed the sale of certain intellectual property assets. Proceeds from the sale were $175 thousand.

Other Expense, Net.

Other expense, net amounted to $19 thousand and $83 thousand, respectively and consisted primarily of the change in expense associated with the re-measurement of contingent liabilities.

Income Taxes.

We recorded an income tax provision of $23 thousand and a benefit of $674 thousand, respectively.

Liquidity and Capital Resources.

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of September 30, 2017, we had cash and cash equivalents of $22.8 million and working capital of $33.8 million compared to cash and cash equivalents of $23.7 million and working capital of $37.4 million as of December 31, 2016.

For the nine months ended September 30, 2017, net cash used in operating activities was $2.6 million, primarily as a result of the net loss of $7.7 million, partially offset by non-cash items and changes in assets and liabilities. The non-cash items primarily consisted of stock-based compensation expense of $1.4 million and depreciation and amortization expense of $0.7 million. The net cash inflow from changes in assets and liabilities was primarily due to a decrease in accounts receivable of $2.6 million due to improved collections and a decrease in inventory of $1.0 million due to an increase in sales. These inflows were partially offset by a decrease in accrued expenses of $0.3 million, an increase in prepaid expenses of $0.2 million and a decrease in accounts payable of $0.1 million.

For the nine months ended September 30, 2017, net cash used in investing activities was $0.7 million, which consisted of capital expenditures of $0.5 million for property and equipment and payment on the contingent earn-out liability of $0.3 million, which was partially offset by net proceeds on the sale of certain intellectual property of $0.2 million.

For the nine months ended September 30, 2017, net cash provided by financing activities was $2.3 million, which consisted of $2.3 million net proceeds arising from the issuance of common stock, $0.3 million from exercises of stock options, partially offset by $0.3 million to pay for the net share settlement of equity awards and the related payroll taxes.

We believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs over the next 12 months.

 Contractual Obligations and Commitments.

Our contractual obligations and commitments as of September 30, 2017 are as follows:

(in thousands)	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Operating leases payments	$6,094	$287	$4,019	$1,788		$—
Purchase commitments	7,432	2,997	4,435	—		—
Total obligations	$13,526	$3,284	$8,454	$1,788	$

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. Our international revenues and costs for the nine months ended September 30, 2017 were primarily denominated in U.S. dollars and therefore changes in foreign currency rates will not have an impact on our income statement or cash flows. However, increases in the value of the U.S. dollars against any local currencies could cause our products to become relatively more expensive to customers in a particular country or region, leading to reduced revenue or profitability in that country or region. As we continue to expand our international sales, our non-U.S. dollar denominated revenue and our exposure to gains and losses on international currency transactions may increase. Sales to direct end users transacted through our German office are denominated in Euros and will be subject to risks associated with the currency fluctuations. We currently do not engage in transactions to hedge against the risk of the currency fluctuation, but we may do so in the future.

Interest Rate Risk.

Our exposure to interest rate risk as of September 30, 2017 is related to our cash equivalent holdings, which is not material given the nature of our cash equivalent holdings. Since we have no fixed or variable interest rate debt outstanding, our interest expense is not affected by changes in interest rates. In the event we issue any new variable-rate debt in the future, increases in interest rates would increase the interest expense associated with the debt.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our ability to sell our products and generate revenues depends upon our direct and independent sales forces within the United States, relationships with independent distributors outside the United States, and the establishment of our direct sales capabilities in Germany. Currently our direct and independent sales forces within the United States consist of approximately 22 employees and 7 independent representatives, respectively. Our international independent distributors are managed by a team of five people. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are entirely dependent on the efforts of these third parties. If any distributor breaches the terms of its distribution agreement with us or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory would be adversely affected.

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

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the third quarter of fiscal 2017, our international sales were $4.6 million, or 42.1% of total revenues. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. All of our international revenues and costs for the quarter ended September 30, 2017 has been denominated in U.S. dollars except for a sale transacted through our German subsidiary. As a result, an increase in the value of the U.S. dollars relative to foreign currencies makes our products more expensive and thus less competitive in foreign markets and may negatively affect our reported revenue in any particular reporting period. Our international operations and sales are subject to a number of risks and potential costs, including:

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

Our principal ophthalmic laser competitors are Alcon Inc. (Novartis AG), Bausch and Lomb (Valeant), Carl Zeiss Meditec AG, Ellex Medical Lasers, Ltd., Lumenis Ltd., Nidek Co. Ltd., Quantel Medical SA, and Topcon Corporation.  We also compete with alternative glaucoma surgical device companies such as Alcon, Allergan, and Glaukos. Pharmaceuticals represent alternative treatments to our laser procedures.  Some of our principal pharmaceutical competitors are Alcon, Allergan, OSI Pharmaceuticals (Astellas), Pfizer, Regeneron, Roche (Genentech), and Valeant Pharmaceuticals.  Some of our competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. Some companies also have greater name recognition than us and long-standing customer relationships. In addition, other medical companies, academic and research institutions, or others, may develop new technologies or therapies, including medical devices, surgical procedures or pharmacological treatments and obtain regulatory approval for products utilizing such techniques that are more effective in treating the conditions targeted by us, or are less expensive than our current or future products. Our technologies and products could be rendered obsolete by such developments. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

Our operating results may be adversely affected by uncertainty regarding healthcare reform measures and changes in third- party coverage and reimbursement policies.

Our products are typically purchased by doctors, clinics, hospitals and other users, which bill various third-party payers, such as governmental programs and private insurance plans, for the health care services provided to their patients. Changes in government legislation or regulation or in private third-party payers’ policies toward reimbursement for procedures employing our products may prohibit adequate reimbursement. There have been a number of legislative and regulatory proposals to change the healthcare system, reduce the costs of healthcare and change medical reimbursement policies. Doctors, clinics, hospitals and other users of our products may decline to purchase our products to the extent there is uncertainty regarding reimbursement of medical procedures using our products and any healthcare reform measures. Further proposed legislation, regulation and policy changes affecting third-party reimbursement are likely. Among other things, Congress has in the past proposed changes to and the repeal of the Patient Protection and Affordable Care and Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the “Affordable Care Act”), and the current U.S. presidential administration has announced certain policy changes that could impact the availability of benefits under the Affordable Care Act. At this time, it remains unclear whether there will be any changes made to or any repeal of the Affordable Care Act, with respect to certain of its provisions or in its entirety, or related administrative policies. Various healthcare reform proposals have also emerged at the state level.

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

Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. Our active patent portfolio includes 25 United States patents and 13 foreign patents on the technologies related to our products and processes. We have 6 pending patent applications in the United States and 12 foreign pending patent applications that have been filed. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Patents have a limited lifetime and once a patent expires competition may increase.

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

We use quarterly and annual forecasts based primarily on our anticipated product orders to plan our manufacturing efforts and determine our requirements for components and materials. It is very important that we accurately predict both the demand for our product and the lead times required to obtain the necessary components, materials, and fully assembled products. Lead times for components and fully assembled products vary significantly and depend on numerous factors, including the specific supplier, the size of the order, contract terms and current market demand for such products. If we overestimate the demand for our product, we may have excess inventory, which would increase our costs. If we underestimate demand for our product and consequently, our components, materials and fully assembled products requirements, we may have inadequate inventory, which could interrupt our manufacturing, delay delivery of our product to our customers and result in the loss of customer sales. Any of these occurrences would negatively impact our business and operating results.

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

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including changes in foreign currency exchange rates, quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. For the third quarter of 2017, the trading price of our common stock fluctuated from a low of $7.58 per share to a high of $10.98 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

Sales or issuances of a substantial amount of securities, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock. As of September 30, 2017, we had 11,579,379 shares of common stock outstanding, all of which shares were, and continue to be, eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. Future resales of our common stock by our existing stockholders could cause the market price of our common stock to decline.

As of September 30, 2017, holders of an aggregate of 1,406,493 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our other stockholders. In addition, the shares of common stock subject to outstanding options and restricted stock units under our 2008 Equity Incentive Plan and the shares reserved for future issuance under the Incentive Plan will become eligible for sale in the public markets in the future, subject to certain legal and control limitations.

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

Our directors, executive officers, current five percent or greater stockholders and affiliated entities together beneficially own a significant portion of our common stock outstanding as of September 30, 2017. Having such a concentration of ownership may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from seeking to acquire, a majority of our outstanding common stock or control of our board of directors through a proxy solicitation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

          None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Title
3.1 (1)	Amended and Restated Certificate of Incorporation of Registrant.
3.2 (2) 10.1 (3)	Amended and Restated Bylaws of Registrant. Offer Letter between the Company and George Marcellino dated as of September 6, 2017
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.CAL	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

(3)     Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on October 5, 2017.

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

IRIDEX Corporation (Registrant)

Date: November 7, 2017	By:	/s/ WILLIAM M. MOORE
		Name:	William M. Moore
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2017	By:	/s/ ATABAK MOKARI
		Name:	Atabak Mokari
		Title:	Chief Financial Officer and Vice President of Corporate Development (Principal Financial Officer)

Date: November 7, 2017	By:	/s/ ROMEO R. DIZON
		Name:	Romeo R. Dizon
		Title:	Vice President and Controller (Principal Accounting Officer)