Form 10-K
period 2017-12-30
IRIDEX CORP
filed 2018-03-14
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2017

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

The aggregate market value of the voting common equity held by non-affiliates of the Registrant was approximately $59,582,384 as of July 1, 2017 the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price reported for such date on the NASDAQ Global Market. The registrant did not have any non-voting common equity outstanding. For purposes of this disclosure, shares of common stock held by each executive officer and director and by each holder of 5% or more of the outstanding shares of common stock have been excluded from this calculation, because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2018, Registrant had 11,627,515 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the Proxy Statement for the Registrant’s 2018 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

USE OF FORWARD-LOOKING STATEMENTS

In this document, we refer to Iridex Corporation and its subsidiaries (unless the context otherwise requires) as “we,” the “Company” or “Iridex.” With the exception of historical information contained in this Annual Report on Form 10-K, content herein may contain “forward looking statements” that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot guarantee that any forward looking statements will be accurate, although we believe that we have been reasonable in our expectations and assumptions. Investors should realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from our expectations and projections. These factors include general economic conditions, delays and risks associated with the performance of contracts, risks associated with international sales and currency fluctuations, uncertainties as a result of research and development, acceptable results from clinical studies, including publication of results and patient/procedure data with varying levels of statistical relevance, risks involved in introducing and marketing new products, regulatory compliance, potential acquisitions, consumer and industry acceptance, litigation and/or contemplated 510(k) filings, the ability to achieve and maintain profitability in our business lines, and other factors discussed in this Annual Report on Form 10-K, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. We disclaim any obligation to update any forward-looking statements.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on management’s beliefs and assumptions and on information currently available to management. These statements include statements concerning future demand and order levels for the Company's products, future operating expenses, changes in personnel, product development and intellectual property related matters, the adoption and effect of Company products on its results, the markets in which the Company operates, usage and efficacy of the Company's products, the Company’s future financial results, and the Company's strategic plans and objectives.  In some cases, forward-looking statements can be identified by terminology, such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms or other comparable terminology, although not all forward‑looking statements contain these words.

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

Item 1. Business

Overview

IRIDEX Corporation is an ophthalmic medical technology company focused on the development and commercialization of breakthrough products and procedures used to treat sight-threatening eye conditions, including glaucoma and retinal diseases. Certain of our laser products are powered by our proprietary MicroPulse technology, which is a method of delivering laser energy using a mode which chops the continuous wave laser beam into short, microsecond-long laser pulses. Our products consist of laser consoles, delivery devices and consumable instrumentation, including laser probes.

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

Our products are sold in the United States predominantly through a direct sales force and internationally primarily through independent distributors.  Total revenues in 2017, 2016 and 2015 were $41.6 million, $46.2 million and $41.8 million, respectively. We generated net (loss) income of $(12.9) million, $(11.7) million and $0.5 million in 2017, 2016 and 2015, respectively.

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

Glaucoma

Glaucoma is a leading cause of blindness in the world. Glaucoma is a progressive, chronic disease and vision loss resulting from glaucoma currently cannot be regained. According to Market Scope, more than 80 million people worldwide have glaucoma, while only 24.7 million people have been diagnosed.  Glaucoma is most commonly associated with elevated levels of pressure within the eye, or intraocular pressure (“IOP”).  Elevated IOP often occurs when aqueous humor, the thin watery fluid that fills the front of the eye, is not circulating normally and draining properly.  Currently, reducing IOP is the only proven treatment for glaucoma with treatments primarily focused on improving the flow of aqueous humor through the eye’s trabecular meshwork and uveoscleral outflow pathways.  Market Scope estimates 2015 global sales of $5.0 billion for products used to treat glaucoma.

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

When pharmaceuticals lose their effectiveness, appropriate treatment options are determined based on the progression and severity of the disease and include traditional laser therapy (e.g. selective laser trabeculoplasty (“SLT”), minimally invasive stents/shunts (e.g. MIGS), and open surgery (e.g. trabeculectomy)). These treatment alternatives also have significant shortcomings due to treatment effects that dissipate over time, repeat procedures that are less effective or not clinically advised, limited indications of use, and significant complication risks.

We believe that because of the limitations of these traditional treatment alternatives, a clear unmet medical need exists in the management of glaucoma patients.

Medical Retina

Market Scope estimates 2015 global sales of $9.0 billion for products used to treat retina diseases. Our medical retina business focuses on the treatment of diabetic macular edema (“DME”) which is part of a broader disease state called diabetic retinopathy.  Diabetic retinopathy is a common complication of diabetes which impairs vision over time and, if left untreated, can lead to blindness. It is projected by 2030 that there will be 430 million diabetic patients globally.  Previous clinical publications indicated 28.5% of diabetic patients can develop some form of diabetic retinopathy. Traditional laser photocoagulation and a regimen of injected pharmaceuticals are currently the standard treatment for this disease and are associated with significant shortcomings.  Traditional laser photocoagulation can stabilize the patient’s vision over the long term but presents a risk of varying degrees of vision loss to the patient.  Pharmaceuticals can stabilize vision in the near term but require repeated injections.  The injections are painful and the patients may experience side effects including increased risk of eye infections.  Furthermore, a regimen of repeated pharmaceutical injections is very costly to the physician and patient, in terms of time, and to the healthcare system, in terms of dollars spent on treatment.

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

We developed our proprietary MicroPulse technology with the goal of harnessing the clinical benefits of CW mode while minimizing the associated tissue damage.  MicroPulse is a method of delivering laser energy using a mode which chops the CW beam into short, microsecond long, laser pulses. The laser pulses are intended to generate the desired therapeutic response while the time in between laser pulses is believed to enable the tissue to cool and thereby minimize tissue damage.  This is analogous to holding one’s hand continuously over a candle versus waving it back and forth.  When held continuously, the candle would cause burning and scar tissue.  However, when exposed intermittently the candle only heats the tissue without burning.

There is a growing body of clinical evidence that has been published over the past 10 years that demonstrates that MicroPulse therapy is clinically effective with limited tissue damage for the treatment of glaucoma and retinal diseases.  Currently, we have developed three applications of our MicroPulse technology for the treatment of eye diseases:

MicroPulse Applications	Description
Glaucoma – uveoscleral outflow

Treats glaucoma with our recently introduced Cyclo G6 laser system.  MicroPulse laser is delivered through a proprietary single-use disposable probe we call the MicroPulse P3 (MP3) probe.  By targeting an anatomical area of the eye called “Pars Plana” it is believed that the MP3 procedure may improve uveoscleral outflow and thus lower IOP and may reduce the number of eye drop medications.  The MP3 procedure has the potential to be used across a wide spectrum of glaucoma disease severity, given its believed therapeutics benefits and non-incisional approach with minimal tissue damage and complications. We believe that the MP3 procedure has several important competitive advantages over alternative therapies with respect to invasiveness, sustained IOP reduction and does not inhibit the physicians from the use of alternative procedures.

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

Our Strategy

We are one of the worldwide leaders in developing, manufacturing, marketing, selling and servicing innovative medical laser systems and associated instrumentation for the treatment of sight-threatening eye diseases.  Our strategy is to leverage our existing brand and distribution channel in the ophthalmology market to promote the adoption of MicroPulse as a viable treatment alternative for glaucoma and retinal diseases and consequently to commercialize a broad array of products that:

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

Our Products

We utilize a systems approach to product design. Each system includes a laser console, which generates the laser energy, and a number of interchangeable delivery devices or disposable probes for use in specific clinical applications. This approach allows our customers to purchase a basic laser system and add additional delivery devices or disposable probes as their needs expand or as new applications develop. We believe that this systems approach is our distinguishing characteristic and also brings economies-of-scale to our product development and manufacturing efforts because individual applications do not require the design and manufacture of complete stand-alone products. We offer three basic product categories: 1) laser consoles, 2) delivery devices which are optical-mechanical products that mount to ophthalmologists diagnostic equipment and transmit the laser and 3) single-use disposable probes that transmit the laser light to a targeted region within the inside of an eye.

Laser Consoles

Our laser consoles, which are identified below, incorporate the economic and technical benefits of solid state and semiconductor laser technology.

Glaucoma: Cyclo G6  Laser System. The newest addition to our console portfolio, the Cyclo G6 is an infrared (810nm) laser designed to treat patients diagnosed with a range of glaucoma disease states. The product received U.S. Food and Drug Administration (“FDA”) approval in January 2015, and commenced commercial sales in March 2015. The Cyclo G6 system is sold with a family of probes that are disposable, including our patented MP3 probe that utilizes our MicroPulse technology and our G-Probe.

Medical retina: IQ laser systems. Our IQ laser systems offer our MicroPulse technology but also have CW capabilities. Our IQ 577 delivers visible yellow (577nm) laser light and our IQ 532 delivers visible green (532nm) laser light. Our IQ laser systems are typically used with our TxCell Scanning Laser Delivery System and our Slit Lamp Adapters when used to treat DME with MicroPulse.

Surgical retina: OcuLight laser systems. Our OcuLight TX, OcuLight GL, and OcuLightGLx lasers deliver visible green (532nm) laser light. Our OcuLight SL and OcuLightSLx lasers deliver infrared (810 nm) laser light.

Delivery Devices

The following delivery devices are typically used with our IQ and OcuLight laser systems:

TxCell Scanning Laser Delivery System (“TxCell”). TxCell allows the physician to perform multi-spot pattern scanning for efficient delivery of our MicroPulse laser.  The TxCell has been an important contributor to the adoption of our IQ laser systems for the treatment of DME.

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

Single-use disposable probes

MicroPulse P3 Probe. The MP3 Probe is used with our Cylco G6 laser systems and is our probe that delivers our MicroPulse laser to treat glaucoma.  It is believed that the MP3 procedure reduces IOP by improving uveoscleral outflow.  The MP3 Probe can be performed on an anesthetized eye in the doctor’s office or OR. The non-invasive procedure takes just a few minutes and results in minimal discomfort and post-operative recovery for the patient. We believe that the MP3 procedure may be used to treat a wide variety of glaucoma states, including early to late stage glaucoma as well as open-angle and closed angle glaucoma. The MP3 Probe is a sterile disposable product.

G-Probe. The G-Probe is used in procedures to treat uncontrolled glaucoma, typically described as “refractory glaucoma”.  The G-Probe delivers CW laser to the ciliary body and is believed to stop the production of aqueous humor, thus reducing IOP.  The G-Probe’s non-invasive procedure takes approximately ten minutes and is performed on an anesthetized eye in the doctor’s office or OR.  The G-Probe is a sterile disposable product.

G-Probe Illuminate. The G-Probe Illuminate is also used in procedures to treat refractory glaucoma. The proprietary illumination feature allows for more targeted treatment and may offer additional clinical benefits.  The G-Probe Illuminate is a sterile disposable product.

EndoProbe. Our EndoProbe family of products are used for endophotocoagulation, a retinal treatment procedure performed in the hospital OR or surgery center during a vitrectomy procedure.  Vitrectomy procedures are performed to treat proliferative diabetic retinopathy, macular holes, retinal tears and detachments. These disposable probes are available in tapered, angled, stepped, aspirating, illuminating, and adjustable styles, as well as a wide variety of sizes. The EndoProbe is a sterile disposable product.

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

We believe that it is important to make a substantial contribution to improving clinical outcomes. For instance, we have made substantial investments in researching and improving the treatment of serious eye diseases such as glaucoma and retinal disease. The objectives of developing new treatments and applications are to expand the potential patient population, to more effectively and more economically treat diseases, to treat patients earlier in the treatment regimen and to reduce the side effects of treatment.

During the three years ended December 30, 2017, December 31, 2016 and January 2, 2016, we incurred R&D expenses of $5.7 million, $5.4 million and $5.2 million and or 13.8%, 11.6% and 12.5% of sales, respectively.

We consider clinical projects to be a component of our R&D efforts and they may or may not result in additional commercial opportunities.

Revenue by Region

Our revenues are generated from various regions throughout the world. Sales made in the United States are predominantly through our direct sales force. Our sales outside the United States are made through independent distributors. In June 2017, we hired a sales manager to handle our direct sales of our recently established office in Germany. The following is an analysis of net sales from continuing operations by geographic region.

	FY 2017	FY 2016	FY 2015
	Year Ended	Year Ended	Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
United States	$23,017	$25,171	$23,952
Europe	8,097	9,567	7,968
Americas, excluding the U.S.	2,319	2,800	2,676
Asia/Pacific Rim	8,160	8,620	7,161
	$41,593	$46,158	$41,757

Customers and Customer Support

Our products are currently sold for use by ophthalmologists specializing in the treatment of eye disease in retina, glaucoma and pediatric eye diseases. Other customers include research and teaching hospitals, government installations, surgical centers, hospitals, and office clinics (outpatient). No single customer or distributor accounted for 10% or more of total revenues in fiscal years 2017, 2016 and 2015.

We seek to provide superior customer support and service and believe that our customer service and technical support distinguish our product offerings from those of our competitors. We provide depot service at our Mountain View facility for our products. Our customer support representatives assist customers with orders, warranty returns and other administrative functions. Our technical support engineers provide customers with answers to technical and product-related questions. We maintain an “around-the-clock” telephone service line to service our customers. If a problem with a depot serviceable product cannot be diagnosed and resolved by telephone, a service loaner is shipped overnight to domestic customers under warranty or service contract, and by the most rapid delivery means available to our international customers, and the problem unit is returned to us. The small size and rugged design of our products allows for economical shipment and quick response to customers worldwide.

Sales and Marketing

We sell and market our products in the United States predominantly through our direct sales force and internationally through independent distributors and our new sales manager in Germany. Currently we have a direct sales force of 22 employees who are engaged in sales efforts within the United States and 7 personnel engaged in managing our distribution sales efforts internationally. We also contract for the services of 7 independent sales representatives to supplement our U.S. direct sales efforts. Our sales are administered through our corporate headquarters in Mountain View, California.

International sales represented 44.7%, 45.5% and 42.6% of our sales in 2017, 2016 and 2015, respectively. We believe that our international sales will continue to represent a significant portion of our revenues for the foreseeable future. Our international sales are made principally to customers in Europe, Asia, the Pacific Rim, the Middle East, Russia, Africa and Latin America. Our distribution agreements with our international distributors are generally exclusive and typically can be terminated by either party without cause with 90 days’ notice. International sales may be adversely affected by currency fluctuations, the imposition of governmental controls, restrictions on export technology, political instability, trade restrictions, changes in tariffs and the economic condition in each country in which we sell our products.

To support our sales process, we conduct marketing programs which include: our website, clinical education, social media, email marketing, trade shows, public relations, market research, key opinion leader collaborations and advertising in trade and academic journals and newsletters. We typically participate in over 85 trade shows worldwide on an annual basis. These meetings allow us to present our products to existing and prospective buyers.

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

Operations

The manufacture of our visible light and infrared laser consoles and the related delivery devices is a highly complex and precise process. Completed systems must pass quality control and reliability tests before shipment. Our manufacturing activities consist of specifying, sourcing, assembling and testing of components and certain subassemblies for assembly into our final product. Currently we have a total of 18 employees engaged in manufacturing activities for these products.

The medical devices manufactured by us are subject to extensive regulation by numerous governmental authorities, including federal, state, and foreign governmental agencies. The principal regulator in the United States is the FDA. In April 1998, we received certification for ISO 9001/EN 46001, which is an international quality system standard that documents compliance to the European Medical Device Directive. In February 2004, we were certified to ISO 13485:2003, which replaced ISO 9001/EN46001 as the international standard for quality systems as applied to medical devices. In August 2008, we received FDA 510(k) clearance on our family of IRIDEX IQ laser systems. This clearance covers the IRIDEX IQ 532 and IQ 577 laser systems and their associated delivery devices to deliver laser energy in either CW or MicroPulse mode. In January 2015, we received FDA 510(k) clearance for Cyclo G6. These laser systems are intended for a wide range of specific applications in the medical specialties of ophthalmology.

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

Patents and Proprietary Rights

Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. These are either developed internally or obtained from acquisitions such as RetinaLabs and Ocunetics. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. Our patent portfolio includes 25 active United States patents and 13 active foreign patents on the technologies related to our continuing products and processes, which have expiration dates ranging from 2018 to 2034. We have 10 patent applications pending in the United States and 12 foreign patent applications pending. Our patent applications may not be approved.

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

Employees

As of December 30, 2017, we had a total of 116 full-time equivalent employees engaged in our ongoing operations, including 49 in operations (including manufacturing, quality, logistics and service), 39 in sales and marketing which does not include the 7 independent sales representatives, 13 in R&D and 15 in finance and administration. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. As of December 30, 2017, we employed 38 such persons. Our future success will depend in part on our ability to attract, train, retain and motivate highly qualified employees, who are in great demand. We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization, and we have never experienced a work stoppage or strike. We consider our employee relations to be good.

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

The manufacture of our infrared and visible laser consoles and related delivery devices is a highly complex and precise process. We may experience manufacturing difficulties, quality control issues or assembly constraints.

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

In the past several years, we have experienced supply chain, production and training issues as we have expanded our product lines and sales volumes, and may experience similar issues in the future as we continue to grow our business. These issues have caused, and may in the future cause, us to reduce or delay the shipment of our products and incur costs to service or replace products already shipped to customers. We have also incurred, and may in the future incur, additional costs to rectify or prevent similar issues in the future. Our efforts to address these supply chain, production and training issues may not be successful, and if we are unable to address these issues in a timely and cost-effective manner, product shipments to our customers could be delayed, our sales levels may suffer and manufacturing and operational costs may increase, any of which would negatively impact our business, results of operations and financial condition.

Some of our laser systems are complex in design and may contain defects that are not detected until deployed by our customers, which could increase our costs and reduce our revenues.

Laser systems are inherently complex in design and require regular maintenance. The manufacture of our lasers, laser products and systems involves a highly complex and precise process. As a result of the technical complexity of our products, changes in our or our suppliers’ manufacturing processes or the inadvertent use of defective materials by us or our suppliers could result in a material adverse effect on our ability to achieve acceptable manufacturing yields and product reliability. To the extent that we do not achieve such yields or product reliability, our business, operating results, financial condition and customer relationships would be adversely affected. We provide warranties on certain of our product sales, and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires us to make estimates of failure rates and expected costs to repair or replace the products under warranty. We currently establish warranty reserves based on historical warranty costs. If actual return rates and/or repair and replacement costs differ significantly from our estimates, adjustments to recognize additional cost of revenues may be required in future periods.

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

Our ability to sell our products and generate revenues depends upon our direct and independent sales forces within the United States, relationships with independent distributors outside the United States, and the establishment of our direct sales capabilities in Germany. Currently our direct and independent sales forces within the United States consist of approximately 22 employees and 7 independent representatives, respectively. Our international independent distributors are managed by a team of five people. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are largely dependent on the efforts of these third parties. If any distributor breaches the terms of its distribution agreement with us or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory would be adversely affected.

We do not have any long-term employment contracts with the members of our direct sales force. We may be unable to replace our direct sales force personnel with individuals of equivalent technical expertise and qualifications, which may harm our revenues and our ability to maintain market share. Similarly, our independent and distributor agreements are generally terminable at will by either party and independents and distributors may terminate their relationships with us, which would affect our sales and results of operations.  As we establish our direct sales capabilities in Germany, we may be unable to recruit and retain qualified personnel in this region. Any loss of the members of our existing direct or indirect sales organizations, or any failure to execute on our plans to further develop our sales function, could have an adverse impact on our business, results of operations and financial condition.

Growth in our sales and marketing organization may create operational challenges without immediately offsetting benefits.

We have increase and continue to increase our internal sales and marketing functions.  This growth may place a significant strain on our management, operating and financial systems and our sales, marketing, training and administrative resources. As a result of our growth, our operating costs may escalate even faster than planned, and some of our internal systems may need to be enhanced or replaced. For example, if we are unable to provide adequate training for our expanding sales force, our ability to fully utilize new sales and marketing resources may be adversely impacted, we could suffer reputational harm and our ability to maintain our installed base of customers may be negatively impacted.  If we cannot effectively manage our expanding operations and our costs, we may not be able to grow effectively or we may grow at a slower pace, and our business could be adversely affected.

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

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the fiscal year ended December 30, 2017, our international sales were $18.6 million, or 44.7% of total revenues. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. All of our international revenues and costs for the year ended December 30, 2017 have been denominated in U.S. dollars except for a sale transacted through our German subsidiary. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our U.S. dollar-denominated our products more expensive and thus less competitive in foreign markets and may negatively affect our reported revenue in any particular reporting period. Our international operations and sales are subject to a number of risks and potential costs, including:

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

As we expand our existing international operations, we may encounter new risks in addition to the above factors. For example, as we focus on building our international sales and distribution networks in new geographic regions, we must continue to develop relationships with qualified local distributors and trading companies. If we are not successful in developing these relationships, we may not be able to grow sales in these geographic regions. These or other similar risks could adversely affect our revenues, profitability and the price of our common stock.

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

Our ability to market and sell new products is subject to government regulation, including approval or clearance by the FDA and foreign government agencies. Any failure in our ability to successfully develop and introduce new products or enhanced versions of existing products and achieve market acceptance of new products and new applications could have a material adverse effect on our operating results and could cause our net revenues to decline.

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

Our expense levels are based, in part, on expected future sales. If sales levels in a particular quarter do not meet expectations, we may be unable to adjust operating expenses quickly enough to compensate for the shortfall of sales, and our results of operations may be adversely affected. In addition, we have historically made a significant portion of each quarter’s product shipments near the end of the quarter. If that pattern continues, any delays in shipment of products could have a material adverse effect on results of operations for such quarters. Due to these and other factors, we believe that quarter to quarter and year to year comparisons of our past operating results may not be meaningful. You should not rely on our results for any quarter or year as an indication of our future performance. Our operating results in future quarters and years may be below expectations, which would likely cause the price of our common stock to fall.

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

We currently market visible and infrared medical laser systems and delivery devices to the ophthalmology market. We believe that continued and increased sales, if any, of these medical laser systems is dependent upon a number of factors including the following:

•	acceptance of product performance, features, ease of use, scalability and durability, including with respect to our MicroPulse laser photocoagulation systems;
•	recommendations and opinions by ophthalmologists, other clinicians, and their associated opinion leaders;
•	marketing and clinical study outcomes;
•

price of our products and prices of competing products and technologies, particularly in light of the current macro-economic environment where healthcare systems and healthcare operators are becoming increasingly price sensitive;

•	availability of competing products, technologies and alternative treatments; and
•	level of reimbursement for treatments administered with our products.

In addition, we derive a meaningful portion of our sales in the form of recurring revenues from selling consumable instrumentation, including our MP3 and EndoProbe devices. Our ability to increase recurring revenues from the sale of consumable products will depend primarily upon the features of our current products and product innovation, the quality of, ease of use and prices of our products, including the relationship to prices of competing products. The level of our service revenues will depend on the quality of service we provide and the responsiveness and the willingness of our customers to request our services rather than purchase competing products or services. Any significant decline in market acceptance of our products or our revenues derived from the sales of laser consoles, delivery devices, consumables or services may have a material adverse effect on our business, results of operations and financial condition.

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

Our operating results may be adversely affected by uncertainty regarding healthcare reform measures and changes in third-party coverage and reimbursement policies.

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

While we do not bill directly to Medicare, Medicaid or other third-party payors, because payment is in many cases available for our products from such payors, many healthcare laws place limitations and requirements on the manner in which we conduct our business (including our sales and promotional activities and interactions with healthcare professionals and facilities) and could result in liability and exposure for us. The laws that may affect our ability to operate include (i) the federal healthcare programs Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as Medicare or Medicaid, (ii) federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to entities like us if we provide coding and billing advice to customers, or under theories of “implied certification” where the government and qui tam relators may allege that device companies are liable where a product that was paid for by the government in whole or in part was promoted “off-label,” lacked necessary clearance or approval, or failed to comply with good manufacturing practices or other laws; (iii) transparency laws and related reporting and disclosures requirements such as the federal Sunshine Act, now known as Open Payments; and/or (iv) state law equivalents of each of the above federal laws, including, without limitation anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, many of which differ from their federal counterparts in significant ways, thus complicating compliance efforts.

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

We depend on both clinical and commercial collaborative relationships. We have entered into collaborative relationships with academic medical centers and physicians in connection with the research and innovation and clinical testing of our products. Commercially, we currently have a distribution and licensing agreement with Alcon for our GreenTip SoftTip Cannula. Sales of and royalties from the GreenTip SoftTip Cannula are dependent upon the sales performance of Alcon, which depends on their efforts and is beyond our control. The failure to obtain any additional future clinical or commercial collaborations and the resulting failure or success of such collaborations could have a material adverse effect on our ability to introduce new products or applications and therefore could have a material adverse effect on our business, results of operations and financial condition.

If we cannot increase our sales volumes, reduce our costs or introduce higher margin products to offset potential reductions in the average unit price of our products, our operating results may suffer.

The average unit price of our products may decrease in the future in response to changes in product mix, competitive pricing pressures, new product introductions by our competitors or other factors. If we are unable to offset the anticipated decrease in our average selling prices by increasing our sales volumes or through new product introductions, our net revenues will decline. In addition, to maintain our gross margins we must continue to reduce the manufacturing cost of our products. If we cannot maintain our gross margins our business will be seriously harmed, particularly if the average selling price of our products decreases significantly without a corresponding increase in sales.

Our promotional practices are subject to extensive government scrutiny. We may be subject to governmental, regulatory and other legal proceedings relative to advertising, promotion, and marketing that could have a significant negative effect on our business.

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

Our success and ability to compete is dependent, in part, upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. Our patent portfolio includes 25 active United States patents and 13 active foreign patents on the technologies related to our products and processes. In addition, we have 10 patent applications pending in the United States and 12 foreign patent applications pending. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Patents have a limited lifetime and once a patent expires competition may increase.

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

Numerous patents are held by others, including academic institutions and our competitors. Patent applications filed in the United States after November 2000 generally will be published eighteen months after the filing date. However, since patent applications continue to be maintained in secrecy for at least some period of time, both within the United States and internationally, we cannot provide assurance that our technology does not infringe any patents or patent applications held by third parties. We have, from time to time, been notified of, or have otherwise been made aware of, claims that we may be infringing upon patents or other proprietary intellectual property owned by others. If it appears necessary or desirable, we may seek licenses under such patents or proprietary intellectual property. Although patent holders commonly offer such licenses, licenses under such patents or intellectual property may not be offered or the terms of any offered licenses may not be reasonable.

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

In January 2018, we filed a lawsuit against Quantel Medical, S.A., Quantel USA, Inc., and Quantel, S.A. (collectively, “Quantel”) in the U.S. District Court for the Northern District of California.  The lawsuit alleges that Quantel products infringe U.S. Patent No. 7,771,417, that Quantel breached an earlier agreement between Quantel and the Company, and that Quantel has infringed upon the Company’s MicroPulse® trademark, Registration No. 4550188 on the principal register. Quantel previously had a limited license to the asserted Company patent and trademark.  Our complaint filed in connection with this matter asserts that the license was terminated in early 2017 for material breach, but that Quantel continued to use our intellectual property without authorization.  If we are unsuccessful in prosecuting our claims against Quantel, this could have a material adverse effect on our business, results of operations and financial condition.

If we lose key personnel or fail to integrate replacement personnel successfully, our ability to manage our business could be impaired.

Our future success depends upon the continued service of our key management, technical, sales, and other critical personnel. Our officers and other key personnel are employees-at-will, and we cannot provide assurance that we will be able to retain them. Key personnel have left our company in the past, and there likely will be additional departures of key personnel from time to time in the future. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, and the results of our operations. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain highly qualified personnel. Competition for qualified personnel in our industry and the San Francisco Bay Area, as well as other geographic markets in which we recruit, is intense and characterized by increasing salaries, which may increase our operating expenses or hinder our ability to recruit qualified candidates. In addition, the integration of replacement personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful.

If we fail to accurately forecast demand for our product and component requirements for the manufacture of our product, we could incur additional costs or experience manufacturing delays and may experience lost sales or significant inventory carrying costs.

We use quarterly and annual forecasts based primarily on our anticipated product orders to plan our manufacturing efforts and determine our requirements for components and materials. It is very important that we accurately predict both the demand for our product and the lead times required to obtain or manufacture the necessary components, materials, and fully assembled products. Lead times for components and fully assembled products vary significantly and depend on numerous factors, including the specific supplier, the size of the order, contract terms and current market demand for such products. If we overestimate the demand for our product, we may have excess inventory, which would increase our costs. If we underestimate demand for our product and consequently, our components, materials and fully assembled products requirements, we may have inadequate inventory, which could interrupt our manufacturing, delay delivery of our product to our customers and result in the loss of customer sales. Any of these occurrences would negatively impact our business and operating results.

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

On February 23, 2018, we initiated a voluntary recall of a specific laser accessory called the TruFocus LIO Premiere™ (“LIO”). The LIO is a headmounted indirect ophthalmoscopes that connects to our laser console and is used to view and perform retina laser treatment on a patient’s eye. There are 104 TruFocus LIO Premiere units at customer sites worldwide. We have received reports of three adverse events occurring during procedures in which the TruFocus LIO Premiere was used.

A government mandated recall, or a voluntary recall by us, could occur as a result of actual or potential component failures, adverse event reports, manufacturing errors or design defects, including defects in labeling. Furthermore, we may from time to time initiate a recall of a component or set of components comprising a portion of our laser systems, which could increase customer returns, warranty claims and associated reserve levels. A recall could divert management’s attention, cause us to incur significant expenses, harm our reputation with customers, negatively affect our future sales and financial results.

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

Since 1989, we have completed six acquisitions. As part of our growth strategy, we seek to acquire businesses or product lines for various reasons, including adding new products, adding new customers, increasing penetration with existing customers, adding new manufacturing capabilities or expanding into new geographic markets. Our ability to successfully grow through acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financings. These efforts could divert the attention of our management and key personnel from our business operations. If we complete future acquisitions, we may also experience:

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

Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute the ownership interest of existing investors or the EPS, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could adversely affect our business, operating results and financial condition.

We are subject to federal, state and foreign laws governing our business practices which, if violated, could result in substantial penalties. Additionally, challenges to or investigation into our practices could cause adverse publicity and be costly to respond to and thus could harm our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act requires us to track and disclose the source of certain metals used in manufacturing which may stem from minerals (so called “conflict minerals”) which originate in the Democratic Republic of the Congo or adjoining regions. These metals include tantalum, tin, gold and tungsten. These metals are central to the technology industry and are present in some of our products as component parts. In most cases no acceptable alternative material exists which has the necessary properties. It is not possible to determine the source of the metals by analysis but instead a good faith description of the source of the intermediate components and raw materials must be obtained. The components which incorporate those metals may originate from many sources and we purchase fabricated products from manufacturers who may have a long and difficult-to-trace supply chain. As the spot price of these materials varies, producers of the metal intermediates can be expected to change the mix of sources used, and components and assemblies which we buy may have a mix of sources as their origin. We are required to carry out a diligent effort to determine and disclose the source of these materials. There can be no assurance we can obtain this information from intermediate producers who are not willing or not able to provide this information or further identify their sources of supply or to notify us if these sources change. These metals are subject to price fluctuations and shortages which can affect our ability to obtain the manufactured materials we rely on at favorable terms or from consistent sources. These changes could have an adverse impact on our ability to manufacture and market our devices and products.

Changes in U.S. tax laws could have a material adverse effect on our business, cash flow, results of operations or financial conditions.

Legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act”) was enacted in December 2017, and contains many significant changes to the U.S. federal income tax laws, the consequences of which have not yet been determined. Changes in corporate tax rates, the realizability of the net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses contained in the Act or other tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items could have a material adverse effect on our business, cash flow, results of operations or financial conditions.

If we fail to comply with environmental requirements, our business, financial condition, operating results and reputation could be adversely affected.

Our products and operations are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, storage, handling, exposure to, and disposal of hazardous materials and a large and growing body of international standards which govern the design, manufacture, materials content and sourcing, testing, certification, packaging, installation, use and disposal of our products. We must continually keep abreast of these standards and requirements and integrate compliance with these with the development and regulatory documentation for our products. Failure to meet these standards could limit the ability to market our products in those regions which require compliance to such standards or subject us to fines and penalties. Examples of such standards include laws governing the hazardous material content of our devices and products, such as the European Union (“EU”) Directive 2011/65/EU relating to Restrictions on the Use of Certain Hazardous Substances “RoHS Directive, and the EU Directive 2012/19/EU on Waste Electrical and Electronic Equipment or “WEEE Directive”. Similar laws and regulations have been passed or are pending in several other jurisdictions and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.

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

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including changes in foreign currency exchange rates, quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. During the fiscal year ended December 30, 2017, the trading price of our common stock fluctuated from a low of $7.62 per share to a high of $15.99 per share. During the fourth fiscal quarter ended December 30, 2017, the trading price of our common stock fluctuated from $7.62 per share to a high of $9.94 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

Future sales and issuances of securities could negatively affect our stock price and dilute the ownership interest of our existing investors.

Future sales or issuances of securities by us could decrease the value of our common stock, dilute stockholders’ voting power and reduce future potential earnings per share. To raise capital, we may sell common stock, convertible securities or other equity-linked securities in one or more transactions at prices and in a manner we determine from time to time. If we sell additional equity securities, the ownership interest of existing investors or the EPS may be materially diluted. Additionally, new investors could gain rights, preferences and privileges senior to those of existing holders of our common stock. We may also issue debt securities, which may impose restrictive covenants on our operations or otherwise adversely affect the holdings or the rights of our stockholders.

Sales or issuances of a substantial amount of securities, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock. As of December 30, 2017, we had 11,596,274 shares of common stock outstanding, all of which were, and continue to be, eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. Future resales of our common stock by our existing stockholders could cause the market price of our common stock to decline.

As of December 30, 2017, holders of an aggregate of 982,742 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our other stockholders. In addition, the shares of common stock subject to outstanding options and restricted stock units under our 2008 Equity Incentive Plan and the shares reserved for future issuance under the Incentive Plan may become eligible for sale in the public markets in the future, subject to certain legal and control limitations.

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

We expect to retain any earnings for use to further develop our business, and do not expect to declare cash dividends on our common stock in the foreseeable future. The declaration and payment of any such dividends in the future depends upon our earnings, financial condition, capital needs and other factors deemed relevant by the board of directors, and may be restricted by future agreements with lenders. In addition, our loan facility with Silicon Valley Bank restricts us from paying any dividends or making any other distribution or payment on account of our common stock. As a result, the benefit from an investment in our common stock will depend entirely upon any future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

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

Our directors, executive officers, current five percent or greater stockholders and affiliated entities together beneficially own a significant portion of our common stock outstanding as of December 30, 2017. Having such a concentration of ownership may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from seeking to acquire, a majority of our outstanding common stock or control of our board of directors through a proxy solicitation.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We may experience difficulty in meeting these reporting requirements in a timely manner, particularly if material weaknesses or significant deficiencies were to persist. We are an accelerated filer and our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 as defined in the Exchange Act. If we are unable to comply with the requirements of Section 404 in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ Stock Market, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

Our certificate of incorporation empowers the board of directors to establish and issue a class of preferred stock, and to determine the rights, preferences and privileges of the preferred stock. These provisions give the board of directors the ability to deter, discourage or make more difficult a change in control of our company, even if such a change in control could be deemed in the interest of our stockholders or if such a change in control would provide our stockholders with a substantial premium for their shares over the then-prevailing market price for the common stock. Our certificate of incorporation and bylaws contain other provisions that could have an anti-takeover effect, including the following:

•	the authorized number of directors may be changed only by resolution of our board of directors;
•	only our board of directors is authorized to fill vacant directorships, including newly created seats;
•	special meetings of our stockholders may be called only by our board of directors or by a committee of our board of directors, thus prohibiting a stockholder from calling a special meeting;
•	stockholders must give advance notice to nominate directors or propose other business; and
•	stockholders are not permitted to cumulate votes in the election of directors.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease a 37,166 square feet facility in Mountain View, California pursuant to a lease that is scheduled to expire in February 2022.

This facility is being substantially utilized for all of our manufacturing, research and development efforts and also serves as our corporate headquarters. Management believes that these facilities are adequate for our current needs and that suitable additional space or an alternative space would be available as needed in the future on commercially reasonable terms.

Item 3. Legal Proceedings

In January 2018, we filed a lawsuit against Quantel Medical, S.A., Quantel USA, Inc., and Quantel, S.A. (collectively, “Quantel”) in the U.S. District Court for the Northern District of California.  The lawsuit alleges that Quantel products infringe U.S. Patent No. 7,771,417, that Quantel breached an earlier agreement between Quantel and the Company, and that

Quantel has infringed upon the Company’s MicroPulse® trademark, Registration No. 4550188 on the principal register. Quantel previously had a limited license to the asserted Company patent and trademark.  Our complaint filed in connection with this matter asserts that the license was terminated in early 2017 for material breach, but that Quantel continued to use our intellectual property without authorization.

In addition, from time to time, we may be involved in legal proceedings arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information for Common Equity

Our common stock is currently, and since our initial public offering on February 15, 1996, has been quoted on the NASDAQ Global Market under the symbol “IRIX”. The following table sets forth for the periods indicated the high and low sales prices for our common stock, as reported on the NASDAQ Global Market.

	High	Low
Fiscal 2017
Fourth Quarter	$9.94	$7.62
Third Quarter	$10.25	$8.19
Second Quarter	$11.52	$8.95
First Quarter	$15.99	$11.87
Fiscal 2016
Fourth Quarter	$16.26	$12.58
Third Quarter	$16.39	$13.52
Second Quarter	$15.51	$10.02
First Quarter	$10.70	$8.80

On March 1, 2018, the closing price on the NASDAQ Global Market for our common stock was $5.72 per share. As of March 1, 2018, there were approximately 40 holders of record (not in street name) of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of our stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

Stock Performance Graph

The following graph compares the cumulative total return on our Common Stock during the last five fiscal years with the NASDAQ Composite Index and the NASDAQ Medical Equipment Index during the same period. The graph shows the value, at the end of each of the last five fiscal years, of $100 invested in the Common Stock or the indices on December 29, 2012. The graph depicts the change in value of our Common Stock relative to the noted indices as of the end of each fiscal year and not for any interim period. Historical stock price performance is not necessarily indicative of future stock price performance.

	12/29/12	12/28/13	1/3/15	1/2/16	12/31/16	12/30/17

IRIDEX Corporation	100.00	257.18	228.99	247.07	373.94	202.66
NASDAQ Composite	100.00	141.63	162.09	173.33	187.19	242.29
NASDAQ Medical Equipment	100.00	118.21	139.19	155.48	164.37	232.47

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among IRIDEX Corporation, the NASDAQ Composite Index
and the NASDAQ Medical Equipment Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/29/12
12/28/13
1/3/15
1/2/16
12/31/16
12/30/17
IRIDEX Corporation
NASDAQ Composite
NASDAQ Medical Equipment

*$100 invested on 12/29/12 in stock or 12/31/12 in index, including reinvestment of dividends.
Indexes calculated on month-end basis.

Sales of Unregistered Securities

None.

Use of Proceeds

On January 3, 2017, we issued an additional 172,500 new common shares in connection with the underwriters exercising their overallotment option at $14.00 per share, before underwriting discount and commissions. The issuance of stock pursuant to the underwriters’ overallotment option generated net proceeds to us of approximately $2.3 million, after deducting underwriting commissions of $0.1 million. The offer and sale of all of the shares in the public offering was registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333- 213094). Roth Capital Partners, LLC acted as the underwriter. There has been no material change in the planned use of proceeds as described in our final prospectus filed with the SEC on December 9, 2016 pursuant to Rule 424(b) of the Securities Act. We invested the funds received in registered money market funds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in Item 8 “Financial Statements and Supplementary Data” of this report.

The consolidated statements of income data for the years ended January 2, 2016, December 31, 2016 and December 30, 2017 and the consolidated balance sheet data as of December 31, 2016 and December 30, 2017 are derived from our audited consolidated financial statements appearing in Item 8 of this report. The consolidated statements of income data for the years ended December 28, 2013 and January 3, 2015 and the consolidated balance sheet data as of December 28, 2013, January 3, 2015 and January 2, 2016 are derived from our audited consolidated financial statements that are not included in this report. The historical results are not necessarily indicative of the results to be expected in any future period.

Selected income statement data:

	FY 2013	FY 2014	FY 2015	FY 2016	FY 2017
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
(iu thousands)	December 28, 2013	January 3, 2015	January 2, 2016	December 31, 2016	December 30, 2017

Total revenues	38,273	42,814	41,757	46,158	41,593
(Loss) income from operations	2,633	2,587	288	(2,565)	(12,888)
(Loss) income per share - Basic	0.24	1.01	0.05	(1.15)	(1.11)
(Loss) income per share - Diluted	0.22	0.97	0.05	(1.15)	(1.11)

Selected balance sheet data:

	FY 2013	FY 2014	FY 2015	FY 2016	FY 2017
(iu thousands)	December 28, 2013	January 3, 2015	January 2, 2016	December 31, 2016	December 30, 2017

Total assets	33,677	41,818	41,823	48,144	41,646

Total long term liabilities	461	1,043	704	816	732

Total shareholders' equity	25,854	33,736	33,688	39,160	30,522

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

IRIDEX Corporation is an ophthalmic medical technology company focused on the development and commercialization of breakthrough products and procedures used to treat sight-threatening eye conditions, including glaucoma and retinal diseases. Certain of our laser products are powered by our proprietary MicroPulse technology, which is a method of delivering laser energy using a mode which chops the continuous wave laser beam into short, microsecond-long laser pulses. Our products consist of laser consoles, delivery devices and consumable instrumentation, including laser probes.

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

Ophthalmologists typically use our laser systems in hospital ORs and ambulatory surgical centers (“ASCs”), as well as their offices and clinics. In the ORs and ASCs, ophthalmologists use our laser systems with either an indirect laser ophthalmoscope or a consumable, single use MP3 probe, G-Probe or EndoProbe.

Our products are sold in the United States, predominantly through a direct sales force, and internationally, through independent distributors.  Total revenues in 2017, 2016 and 2015 were $41.6 million, $46.2 million and $41.8 million, respectively. We generated net (loss) income of $(12.9) million, $(11.7) million and $0.5 million in 2017, 2016 and 2015, respectively.

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

Cost of revenues consists primarily of the cost of components and sub-systems, assembling, packaging, shipping and testing components at our facility, direct labor and associated overhead, warranty, royalty and amortization of intangible assets and depot service costs.

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

Results of Operations - 2017, 2016 and 2015

Our fiscal year ends on the Saturday closest to December 31. Fiscal 2017 ended on December 30, 2017, fiscal 2016 ended on December 31, 2016 and fiscal 2015 ended on January 2, 2016. Fiscal years 2017, 2016 and 2015 each included 52 weeks of operations.

The following table sets forth certain operating data as a percentage of revenue for the periods indicated.

	Percentage of Revenue
	Years Ended
	FY 2017	FY 2016	FY 2015
	December 30, 2017	December 31, 2016	January 2, 2016
Revenues	100.0%	100.0%	100.0%
Cost of revenues	62.7%	54.9%	52.2%
Gross margin	37.3%	45.1%	47.8%
Operating expenses:
Research and development	13.8%	11.6%	12.5%
Sales and marketing	35.0%	22.3%	21.3%
General and administrative	19.9%	16.5%	13.3%
Gain on sale of intellectual property	(0.4%)	0.0%	0.0%
Impairment of long-lived assets	0.1%	0.3%	0.0%
Total operating expenses	68.3%	50.7%	47.1%
(Loss) income from operations	(31.0%)	(5.6%)	0.7%
Other (expense) income, net	(0.3%)	(0.2%)	0.0%
(Loss) income from operations before (benefit from) provision for income taxes	(31.2%)	(5.8%)	0.7%
(Benefit from) provision for income taxes	(0.3%)	19.6%	(0.4%)
Net (loss) income	(30.9%)	(25.4%)	1.1%

Comparison of 2017 and 2016

Revenues.

Our total revenues decreased $4.6 million or 10.0% from $46.2 million in 2016 to $41.6 million in 2017. The decrease was due primarily from a decrease in our domestic systems revenues, international systems revenues, and recurring revenues of $2.3 million, $2.0 million and $0.3 million respectively. The decrease in domestic systems revenues was primarily due to a decrease in sales of our retina products and an increase in our sales return reserve related to our voluntary recall of 104 TruFocus LIO Premiere™ laser indirect ophthalmoscopes (“LIO”).  For further information about the LIO recall, see footnote 17 “Subsequent Events” of Item 8 “Financial Statements and Supplementary Data” of this report. The decrease in international systems revenues was primarily due to a decrease in sales of our retina products.  The decrease in recurring revenues was due to a decrease in sales of our legacy probes that was partially offset by an increase in our G6 related probes.

In 2017 we implemented the Laser Advantage Program (“LAP”) that some of our domestic customers have utilized.   Under the LAP, we ship a G6 laser along with an initial purchase of G6 probes and an agreement to purchase additional G6 probes.  Ownership on the console is transferred to the customer after they purchase the additional required number of probes on or before the end of a specified period. As title on the console does not transfer until the earlier of when the additional required probes are purchased or at the end of the term, in accordance with the multiple element arrangement guidance under ASC 605, the Company has determined that revenue from LAP sales of G6 lasers should be recognized only when that uncertainty is resolved and title of the console passes to the customers.

(in millions)	FY 2017	FY 2016	Change in $	Change in %
Systems – domestic	$8.0	$10.3	$(2.3)	(22.3%)
Systems – international	11.7	13.7	(2.0)	(14.6%)
Recurring revenues	21.9	22.2	(0.3)	(1.4%)
Total revenues	$41.6	$46.2	$(4.6)	(10.0%)

Gross Profit.

Gross profit was $15.5 million in 2017 compared with $20.8 million in 2016, a decrease of $5.3 million or 25.5%.

Gross margin, which is defined as gross profit as a percentage of revenues, was 37.3% in 2017 compared with 45.1% in 2016, a decrease of 7.8 percentage points. Gross margin decreased primarily due to additional costs related to our LIO product recall, unfavorable product and geographic mix changes, lower selling price for our retina products, and an increase in manufacturing variances.

Gross margins are expected to continue to fluctuate due to changes in the relative proportions of domestic and international sales, the product mix of sales, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies, sales return and a variety of other factors.

Research and Development.

R&D expenses increased $0.4 million or 6.8% from $5.4 million in 2016 to $5.7 million in 2017. The increase was attributable primarily to an increase in non-cash stock compensation and an increase in patent expenses.

Sales and Marketing.

Sales and marketing expenses increased $4.3 million or 41.4%, from $10.3 million in 2016 to $14.5 million in 2017. The increase was attributable primarily to an increase in headcount and associated costs, an increase in commission expense, an increase in trade shows, as well as an increase in other general selling and marketing expenses.

General and Administrative.

General and administrative expenses increased $0.6 million or 8.1%, from $7.6 million in 2016 to $8.3 million in 2017. The increase in spending was attributable primarily to an increase in headcount and associated costs, an increase in accounting, audit and tax expenses, and an increase in other public company reporting and compliance expenses, partially offset by a decrease in severance costs and legal expense. The increase in our accounting, audit and tax, and other public company reporting and compliance expenses was due primarily to our change during 2016 in filing status from a smaller reporting company to an accelerated filer.

Gain on sale of intellectual property

During 2017, we recognized a $0.2 million gain on sale of intellectual property which was written off in 2016.

Other (Expense) Income.

Other expense totaled $0.1 million in 2017 and was attributable primarily to an increase in the fair value re-measurement of the contingent earn-out liabilities of the RetinalLab acquisition, partially offset by interest income.

Income Taxes.

We recorded a benefit for income taxes of $(0.1) million for the year ended December 30, 2017 compared to a provision for income taxes of $9.1 million for the year ended December 31, 2016. The effective tax rate for the year ended December 30, 2017 was 0.96% compared to an effective tax rate of (341)% for the year ended December 31, 2016. Our effective tax rate in 2016 is mainly due to the change in valuation allowance. The income tax valuation allowance was $12.3 million at the end of 2017 compared to $11.1 million at the end of 2016.

Comparison of 2016 and 2015

Revenues.

Our total revenues increased $4.4 million or 10.5% from $41.8 million in 2015 to $46.2 million in 2016. The increase was due primarily to an increase in our international system sales and to a lesser extent, our domestic system sales. This increase in our system sales was due to an increase in sales of G6 lasers, which was partially offset by a decrease in sales of our retina products, mainly in the United States. Our recurring revenues also increased, mainly due to the increase in sales of our G6 related probes, partially offset by a decrease in sales of our legacy probes.

(in millions)	FY 2016	FY 2015	Change in $	Change in %
Systems – domestic	$10.3	$10.2	$0.1	1.0%
Systems – international	13.7	11.6	2.1	18.1%
Recurring revenues	22.2	20.0	2.2	11.0%
Total revenues	$46.2	$41.8	$4.4	10.5%

Gross Profit.

Gross profit was $20.8 million in 2016 compared with $20.0 million in 2015, an increase of $0.9 million or 4.4%. Gross margin, which is defined as gross profit as a percentage of revenues, was 45.1% in 2016 compared with 47.8% in 2015, a decrease of 2.7 percentage points. The decrease in gross margin was attributable primarily to an unfavorable shift in geographic mix; our international sales, which are lower margin sales, increased more quickly than our domestic sales. We also continued to experience price compression on our international sales due to the strength of the US dollar.

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

Sales and Marketing.

Sales and marketing expenses increased $1.4 million or 15.5%, from $8.9 million in 2015 to $10.3 million in 2016. The increase was attributable primarily to an increase in headcount and associated costs, an increase in commission expense, an increase in trade shows, as well as an increase in other general selling and marketing expenses to support growth in revenues.

General and Administrative.

General and administrative expenses increased $2.1 million or 37.6%, from $5.6 million in 2015 to $7.6 million in 2016. The increase in spending was attributable primarily to an increase in severance costs, an increase in non-cash stock-based compensation charges, an increase in bonus and profit sharing, an increase in consulting and temporary employees, an increase in legal expenses, an increase in audit and tax expenses, and an increase in public company expenses. We expected an increase in our audit and tax expenses, as well as other public company expenses, as a result of the change in our filing status from a smaller reporting company to an accelerated filer.

Impairment of long-lived assets.

Impairment of intangible assets, which increased $0.1 million in 2016 compared to 2015, was attributable primarily to the impairment of Ocunetics assets.

Other (Expense) Income.

Other expense totaled $0.1 million in 2016 and was attributable to an increase in the fair value re-measurement of the contingent earn-out liabilities of the RetinaLabs acquisition.

Income Taxes.

Based on our fiscal year 2015 performance and our forecast of future losses, it was more likely than not that we would not realize our deferred tax assets. Therefore we recorded a full valuation allowance against all of our deferred tax assets. We recorded a provision for income taxes of $9.1 million in 2016 compared to a benefit from income taxes of $0.2 million in 2015, which was attributed primarily to the establishment of a valuation allowance for the deferred tax asset.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

Comparison of 2017 and 2016

As of December 30, 2017, we had cash and cash equivalents of $21.7 million, no debt and working capital of $29.1 million compared to cash and cash equivalents of $23.7 million, no debt and working capital of $37.7 million as of December 31, 2016.

During 2017, net cash of $3.6 million was used in operating activities, primarily from our net loss of $12.9 million, partially offset by a change in operating assets and liabilities which generated $6.4 million net cash and the add back of non-cash items of $2.9 million. The $6.4 million generated by the change in operating assets and liabilities was a result primarily of a decrease in accounts receivable of $2.2 million, a decrease in inventory of $2.1 million, an increase in accrued warranty of $1.1 million and an increase in deferred revenue of $1.1 million. The add back of non-cash items consisted mainly of a decrease in stock-based compensation of $1.9 million and depreciation and amortization of $0.9 million. We used $0.8 million net cash in investing activities, primarily due to $0.6 million on capital expenditures and $0.4 million to pay a contingent earn-out liability arising from our past acquisition, partially offset by net proceeds received from the sale of an intellectual property of $0.2 million. Net cash provided by financing activities was $2.3 million, which consisted of $2.3 million net proceeds arising from the issuance of common stock and $0.4 million from exercises of stock options, partially offset by $0.3 million to pay for payroll taxes related to net shares settlement of equity awards.

In December 2016 and January 2017, we completed a registered public offering of 1,332,500 shares of our common stock for net proceeds of $17.1 million after deducting related legal and equity expenses underwriting discounts and commissions of approximately $1.4 million. The 1,332,500 shares include the exercise in full by the underwriters of their option to purchase an additional 172,500 shares of our common stock.

We believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs over the next 12 months.

Comparison of 2016 and 2015

As of December 31, 2016, we had cash and cash equivalents of $23.7 million, no debt and working capital of $37.7 million compared to cash and cash equivalents of $10.0 million, no debt and working capital of $23.3 million as of January 2, 2016.

During 2016, net cash of $0.1 million was used in operating activities, primarily from our net loss of $11.7 million, and operating assets and liabilities consumed $0.2 million net cash, primarily from an increase in accounts receivable of $0.9 million, an increase in inventory of $0.5 million, a decrease in accounts payable of $0.2 million, partially offset by an increase in accrued compensation of $0.8 million, an increase in accrued expenses of $0.5 million and a net change in other operating assets and liabilities of $0.1 million. This was partially offset by the add back of the following non-cash items - decrease in deferred income taxes of $9.0 million, stock-based compensation of $1.8 million, depreciation and amortization of $0.6 million and other non-cash items of $0.3 million. We used $1.5 million net cash in investing activities, $1.1 million on capital expenditures and $0.4 million to pay a contingent earn-out liability arising from our past acquisitions. Net cash provided by financing activities was $15.4 million, which consisted of $14.8 million net proceeds arising from the issuance of common stock and $0.7 million from exercises of stock options, partially offset by $0.1 million to pay for payroll taxes related to net shares settlement of equity awards and $0.1 million to purchase stock under our stock repurchase program.

Contractual Payment Obligations

As of December 30, 2017, our contractual payment obligations that were fixed and determinable to third parties for non-cancelable operating leases, contract manufacturers and other purchase commitments were as follows (in thousands):

	Total	<1 year	1-3 years	3-5 years	More than 5 years
Operating leases payments (1)	$5,687	$1,098	$4,285	$304	$—
Commitments to contract manufacturers and suppliers	12,445	5,736	6,709	—	—
Total contractual cash obligations	$18,132	$6,834	$10,994	$304	$—

(1)	Operating leases primarily relate to leases of office space with terms expiring through February, 2022.

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

In 2017 we implemented LAP that some of our domestic customers have utilized.   Under the LAP, we ship a G6 laser along with an initial purchase of G6 probes and an agreement to purchase additional G6 probes.  Ownership on the console is transferred to the customer after they purchase the additional required number of probes on or before the end of a specified period. As title on the console does not transfer until the earlier of when the additional required probes are purchased or at the end of the term, in accordance with the multiple element arrangement guidance under ASC 605, the Company has determined that revenue from LAP sales of G6 lasers should be recognized only when that uncertainty is resolved and title of the console passes to the customers.

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

Similarly management must make estimates regarding the uncollectibility of accounts receivable. We are exposed to credit risk in the event of non-payment by customers to the extent of amounts recorded on the consolidated balance sheets. As sales increase the level of accounts receivable would likely also increase. In addition, in the event that customers were to delay their payments to us, the levels of accounts receivable would likely also increase. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on past payment history with the customer, analysis of the customer’s current financial condition, the aging of the accounts receivable balance, customer concentration and other known factors.

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

Income Taxes.

We account for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We annually evaluate the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. In 2014, we released the valuation allowance against most of our deferred tax assets except that we retained a valuation allowance for certain deferred tax assets associated with our California research and development credit (“CA R&D credit”). In 2016, based on the Company's recent history of earnings and its forecasted losses, management believes on the more likely than not basis that a full valuation allowance is required. Accordingly, in the fourth quarter of fiscal year 2016, the Company provided a full valuation allowance on its federal and states deferred tax assets.

Accounting for Uncertainty in Income Taxes.

We account for uncertain tax positions in accordance with ASC 740. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a "more-likely-than-not" threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There was no accrued interest and penalties during the year ended December 30, 2017.

Accounting for Stock-Based Compensation.

We account for stock-based compensation granted to employees and directors, including employees’ stock option awards, restricted stock and restricted stock units at grant date, based on the fair value of the award. Stock-based compensation is recognized as expense on a ratable basis over the requisite service period of the award.

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

Recently Issued and Adopted Accounting Standards

In May 2014, as part of its ongoing efforts to assist in the convergence of accounting principles generally accepted in the United States (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual and interim periods beginning after December 15, 2017. The FASB has issued several updates to the standard which i) defer the original effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017 (ASU 2015-14); ii) clarify the application of the principal versus agent guidance (ASU  2016-08); iii) clarify the guidance on inconsequential and perfunctory promises and licensing (ASU 2016-10); and (iv) clarify the guidance on certain sections of the guidance providing technical corrections and improvements (ASU 2016-10). In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) Narrow-Scope Improvements and Practical Expedients”, to address certain narrow aspects of the guidance including collectibility criterion, collection of sales taxes from customers, noncash consideration, contract modifications and completed contracts. This issuance does not change the core principle of the guidance in the initial topic issued in May 2014. We will be adopting the standard using the modified retrospective method. The adoption of this standard in fiscal year 2018 is not expected to have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. The adoption of this standard in fiscal year 2017 did not have a material impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” as part of its simplification initiative, which involves several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Prior to ASU 2016-09, tax benefits in excess of compensation cost (“windfalls”) were recorded in equity, and tax deficiencies (“shortfalls”) were recorded in equity to the extent of previous windfalls, and then to the income statement. While the simplification reduces some of the administrative complexities by eliminating the need to track a “windfall pool,” it increases the volatility of income tax expense. The ASU also removes the requirement to delay recognition of a windfall tax benefit until it reduces current taxes payable. Under the new guidance, the benefit is recorded when it arises, subject to normal valuation allowance considerations. Under the new guidance, entities are permitted to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated or recognized when they occur. Estimates of forfeitures are still required in certain circumstances, such as at the time of modification of an award or issuance of a replacement award in a business combination. As of January 1, 2017, the Company adopted ASU 2016-09 on a modified retrospective basis for the income statement impact of forfeitures and income taxes. Accordingly, the Company did not change forfeiture method as of January 1, 2017, therefore, there was no retained earnings impact.  As of January 1, 2017, the Company also recognized an excess windfall, net of operating loss carryforwards that were converted into deferred tax net operating losses, of $1.39 million, with a corresponding increase in valuation allowance of $1.39 million.

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

In October 2016, the FASB issued ASU 2016-16, to ASC 740 "Income Taxes," which simplifies the recording of an inter-entity transfer of assets other than inventory. The new guidance requires that a company recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new guidance becomes effective for annual reporting periods beginning after December 15, 2017 and must be applied using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the adoption period. The Company is currently evaluating the impact of this guidance on our financial statements and the timing of adoption.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. None of our international revenues and costs for the fiscal year ended December 30, 2017 have been denominated in foreign currencies and therefore changes in foreign currency rates will not have an impact on our income statement or cash flows. However, increases in the value of the U.S. dollar against any local currencies could cause our products to become relatively more expensive to customers in a particular country or region, leading to reduced revenue or profitability in that country or region. As we continue to expand our international sales, our non-U.S. dollar denominated revenue and our exposure to gains and losses on international currency transactions may increase. We currently do not engage in transactions to hedge against the risk of the currency fluctuation, but we may do so in the future.

Item 8. Financial Statements and Supplementary Data.

Our consolidated balance sheets as of December 30, 2017 and December 31, 2016 and the consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of our fiscal years 2017, 2016 and 2015 together with the related notes and the report of our independent registered public accounting firm, are on the following pages. Additional required financial information is described in Item 15.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of IRIDEX Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of IRIDEX Corporation (a Delaware corporation) and its subsidiaries (the “Company”) as of December 30, 2017 and December 31, 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2018, expressed an unqualified opinion.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BPM LLP

We have served as the Company’s auditor since 2007.

San Jose, California

March 14, 2018

IRIDEX Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	FY 2017	FY 2016
	December 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$21,707	$23,747
Accounts receivable, net of allowance for doubtful accounts of $226 as of December 30, 2017 and $230 as of December 31, 2016	7,863	10,025
Inventories	9,381	11,643
Prepaid expenses and other current assets	500	450
Total current assets	39,451	45,865
Property and equipment, net	1,403	1,534
Intangible assets, net	116	132
Goodwill	533	533
Other long-term assets	143	80
Total assets	$41,646	$48,144
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,724	$1,994
Accrued compensation	2,459	2,346
Accrued expenses	2,153	2,135
Accrued warranty	1,536	310
Deferred revenue	2,520	1,383
Total current liabilities	10,392	8,168
Long-term liabilities:
Accrued warranty	199	293
Other long-term liabilities	533	523
Total liabilities	11,124	8,984
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding 11,596,274 and 11,304,736 shares as of December 30, 2017 and December 31, 2016, respectively	126	124
Additional paid-in capital	59,385	55,158
Accumulated deficit	(28,989)	(16,122)
Total stockholders’ equity	30,522	39,160
Total liabilities and stockholders’ equity	$41,646	$48,144

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	FY 2017	FY 2016	FY 2015
	Year Ended	Year Ended	Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Total revenues	$41,593	$46,158	$41,757
Cost of revenues	26,090	25,319	21,804
Gross profit	15,503	20,839	19,953
Operating expenses:
Research and development	5,730	5,365	5,214
Sales and marketing	14,541	10,281	8,901
General and administrative	8,260	7,638	5,550
Gain on sale of intellectual property	(175)	—	—
Impairment of long-lived assets	35	120	—
Total operating expenses	28,391	23,404	19,665
(Loss) income from operations	(12,888)	(2,565)	288
Other (expense) income, net	(107)	(91)	3
(Loss) income from operations before (benefit from) provision for income taxes	(12,995)	(2,656)	291
(Benefit from) provision for income taxes	(128)	9,057	(183)
Net (loss) income	$(12,867)	$(11,713)	$474
Net (loss) income per share:
Basic	$(1.11)	$(1.15)	$0.05
Diluted	$(1.11)	$(1.15)	$0.05
Weighted average shares used in computing net (loss) income per common share:
Basic	11,555	10,173	9,962
Diluted	11,555	10,173	10,128

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	FY 2017	FY 2016	FY 2015
	Year Ended	Year Ended	Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Net (loss) income	$(12,867)	$(11,713)	$474
Other comprehensive loss, net of tax	—	—	—
Comprehensive (loss) income	$(12,867)	$(11,713)	$474

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
FY 2014: Balances, January 3, 2015	9,786,695	108	38,511	(4,883)	33,736
Issuance of common stock under stock option plan	277,733	3	1,024		1,027
Employee stock-based compensation expense			895		895
Release of restricted stock	144,756		(606)		(606)
Repurchase of employee share awards			(275)		(275)
Stock repurchase	(199,776)		(1,563)		(1,563)
Net income				474	474
FY 2015: Balances, January 2, 2016	10,009,408	111	37,986	(4,409)	33,688
Proceeds from issuance of common stock, net of issuance costs	1,150,000	12	14,801		14,813
Issuance of common stock under stock option plan	126,077	1	708		709
Employee stock-based compensation expense			1,821		1,821
Release of restricted stock	25,795		(99)		(99)
Stock repurchase	(6,544)		(59)		(59)
Net loss				(11,713)	(11,713)
FY 2016: Balances, December 31, 2016	11,304,736	124	55,158	(16,122)	39,160
Proceeds from issuance of common stock, net of issuance costs	172,500	2	2,261		2,263
Issuance of common stock under stock option plan	64,380		377		377
Employee stock-based compensation expense			1,922		1,922
Release of restricted stock	54,658		(333)		(333)
Net loss				(12,867)	(12,867)
FY 2017: Balances, December 30, 2017	11,596,274	$126	$59,385	$(28,989)	$30,522

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	FY 2017	FY 2016	FY 2015
	Year Ended	Year Ended	Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Operating activities:
Net (loss) income	$(12,867)	$(11,713)	$474
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Gain on sale of intellectual property	(175)	—	—
Impairment of long-lived assets	35	120	—
Depreciation and amortization	858	648	522
Change in fair value of earn-out liability	260	95	5
Stock-based compensation	1,922	1,821	895
Deferred income taxes	—	8,985	(209)
Provision for doubtful accounts	—	122	62
Changes in operating assets and liabilities:
Accounts receivable	2,162	(865)	(1,007)
Inventories	2,091	(537)	(1,987)
Prepaid expenses and other current assets	(50)	(64)	124
Other long-term assets	(63)	84	57
Accounts payable	(270)	(229)	465
Accrued compensation	113	774	(291)
Accrued expenses	25	478	(36)
Accrued warranty	1,132	—	134
Deferred revenue	1,137	72	132
Other long-term liabilities	125	65	67
Net cash used in operating activities	(3,565)	(144)	(593)
Investing activities:
Acquisition of property and equipment	(575)	(1,062)	(875)
Proceeds from sale of intellectual property	175	—	—
Payment on earn-out liability	(382)	(406)	(423)
Net cash used in investing activities	(782)	(1,468)	(1,298)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	2,263	14,813	—
Proceeds from stock option exercises	377	709	1,027
Taxes paid related to net share settlements of equity awards	(333)	(99)	(606)
Repurchase of employee share awards	—	—	(275)
Repurchase of common stock	—	(59)	(1,563)
Net cash provided by (used in) financing activities	2,307	15,364	(1,417)
Net (decrease) increase in cash and cash equivalents	(2,040)	13,752	(3,308)
Cash and cash equivalents, beginning of year	23,747	9,995	13,303
Cash and cash equivalents, end of year	$21,707	$23,747	$9,995
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$7	$22	$27
Supplemental disclosure of non-cash activities:
Transfer of inventory to property and equipment	$171	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

Notes to Consolidated Financial Statements

1. Organization

Description of Business.

IRIDEX Corporation (“IRIDEX”, the “Company”, “we”, “us”, or “our”) is a leading worldwide provider of therapeutic based laser systems, delivery devices and consumable instrumentation used to treat sight-threatening eye diseases in ophthalmology. Our ophthalmology products are sold in the United States predominantly through a direct and independent sales force and internationally through independent distributors.

2. Summary of Significant Accounting Policies

Financial Statement Presentation.

The consolidated financial statements include the accounts of IRIDEX and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Our fiscal year always ends on the Saturday closest to December 31. Fiscal 2017 ended on December 30, 2017 (“FY 2017”), Fiscal 2016 ended on December 31, 2016 (“FY 2016”) and Fiscal 2015 ended on January 2, 2016 (“FY 2015”). Fiscal years 2017, 2016 and 2015 each included 52 weeks of operations.

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

Sales Returns Allowance and Allowance for Doubtful Accounts.

We estimate future product returns related to current period product revenue. We analyze historical returns, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowance. Significant management judgment and estimates must be made and used in connection with establishing the sales returns allowance in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. Our provision for sales returns is recorded net of the associated costs. The balance for the provision for sales returns was $570 thousand and $44 thousand as of December 30, 2017 and December 31, 2016, respectively, and is recorded within the deferred revenue accounts in the consolidated balance sheets.

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

A reconciliation of the changes in our allowance for doubtful accounts balances for the years ended December 30, 2017, December 31, 2016 and January 2, 2016 are as follows (in thousands):

	Balance at			Balance
	Beginning of			at End of
Description	The period	Additions	(Deductions)	The period
Allowance for doubtful accounts Years ended

December 30, 2017	230	24	(28)	226

December 31, 2016	140	128	(38)	230

January 2, 2016	223	62	(145)	140

Inventories.

Inventories are stated at the lower of cost or net realizable value and include on-hand inventory physically held at our facility, sales demo inventory and service loaner inventory. Cost is determined on a standard cost basis which approximates actual cost on a first-in, first-out (“FIFO”) method. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory and are charged to cost of revenues. Once the cost of the inventory is reduced, a new lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Factors influencing these adjustments include changes in demand, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. Revisions to these adjustments would be required if these factors differ from our estimates.

As part of our normal business, we generally utilize various finished goods inventory as either sales demos to facilitate the sale of our products to prospective customers, or as loaners that we allow our existing customers to use while we repair their products. We are amortizing these demos and loaners over an estimated useful life of four years. The amortization of the demos is charged to sales and marketing expense while the amortization on the loaners is charged to cost of revenues. The gross value of demos and loaners was $2.4 million and $1.6 million and the accumulated amortization was $850 thousand and $490 thousand as of December 30, 2017 and December 31, 2016, respectively. The net book value of demos and loaners is charged to cost of revenues when such demos or loaners are sold.

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

Valuation of Goodwill and Intangible Assets.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an annual impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceed the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test during the second quarter of fiscal 2017 and determined that its goodwill was not impaired. As of December 30, 2017, we had not identified any factors that indicated there was an impairment of our goodwill and determined that no additional impairment analysis was then required.

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

In 2017 we implemented LAP that some of our domestic customers have utilized.   Under the LAP, we ship a G6 laser along with an initial purchase of G6 probes and an agreement to purchase additional G6 probes.  Ownership on the console is transferred to the customer after they purchase the additional required number of probes on or before the end of a specified period. As title on the console does not transfer until the earlier of when the additional required probes are purchased or at the end of the term, in accordance with the multiple element arrangement guidance under ASC 605, the Company has determined that revenue should be recognized when that uncertainty is resolved.

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

Deferred Revenue.

Revenue related to service contracts is deferred and recognized on a straight line basis over the period of the applicable service period. Costs associated with these service arrangements are recognized as incurred. Deferred revenue also includes the provision for sales returns. A reconciliation of the changes in our deferred revenue balances for the years ended December 30, 2017 and December 31, 2016 are as follows (in thousands):

FY 2015: Balance as of January 2, 2016	$1,311
Additions to deferral	1,430
Revenue recognized	(1,358)
FY 2016: Balance as of December 31, 2016	1,383
Additions to deferral	2,451
Revenue recognized	(1,314)
FY 2017: Balance as of December 30, 2017	$2,520

Warranty.

We provide reserves for the estimated cost of product warranties at the time revenue is recognized based on historical experience of known product failure rates and expected material and labor costs to provide warranty services. We generally provide a two-year warranty on our products. In March 2017, the Company began offering a 5 year warranty on the laser heads for its IQ 532/577 laser consoles. Actual warranty costs incurred have not materially differed from those accrued. The Company’s warranty policy is applicable to products which are considered defective in their performance or fail to meet the product specifications. Warranty costs are reflected in the statement of operations as cost of revenues. Additionally, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. If estimates are determined to be greater than the actual amounts necessary, we may reverse a portion of such provisions in future periods. Warranty costs are reflected in the consolidated statements of operations as costs of revenues. A reconciliation of the changes in our warranty liability for the years ended December 30, 2017 and December 31, 2016 are as follows (in thousands):

FY 2015: Balance as of January 2, 2016	$603
Accruals for product warranties	469
Cost of warranty claims	(469)
FY 2016: Balance as of December 31, 2016	603
Accruals for product warranties	1,476
Cost of warranty claims	(344)
FY 2017: Balance as of December 30, 2017	$1,735

Shipping and Handling Costs.

Our shipping and handling costs billed to customers are included in revenues and the associated expense is recorded in cost of revenues for all periods presented. Shipping and handling costs amounted to $0.3 million for each of the fiscal years 2017, 2016 and 2015.

Research and Development.

Research and development expenditures are charged to operations as incurred.

Advertising.

Advertising and promotion costs are expensed as they are incurred; such costs were approximately $0.2 million in 2017, $0.1 million in 2016 and 2015 and are included in sales and marketing expenses in the accompanying consolidated statements of operations.

Income Taxes.

We account for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We annually evaluate the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. In 2014, we released valuation allowance against most of our deferred tax assets except that we retained a valuation allowance for certain deferred tax assets associated with our California research and development credit (“CA R&D credit”). In 2016, based on the Company's recent history of earnings and its forecasted losses, management believes on the more likely than not basis that a full valuation allowance is required. Accordingly, in the fourth quarter of fiscal year 2017, the Company provided a full valuation allowance on its federal and states deferred tax assets.

Accounting for Uncertainty in Income Taxes.

We account for uncertain tax positions in accordance with ASC 740. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a "more-likely-than-not" threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accrued interest and penalties during the years ended December 30, 2017 and December 31, 2016.

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

We market our products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of our customers and maintains an allowance for potential credit losses. Historically, we have not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the years ended December 30, 2017, December 31, 2016 and January 2, 2016, no single customer accounted for greater than 10% of total revenues. As of December 30, 2017 and December 31, 2016, no customer accounted for more than 10% of accounts receivable balance.

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

Net Income per Share.

Basic net income per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents consist of incremental common shares issuable upon the exercise of stock options, release (vesting) of restricted stock units and awards, and the conversion of Series A Preferred Stock into common stock and are calculated under the treasury stock method. Common stock equivalent shares from unexercised stock options and unvested restricted stock units are excluded from the computation for periods in which we incur a net loss or if the exercise price of such options is greater than the average market price of our common stock for the period as their effect would be anti-dilutive. See Note 15 - Computation of Basic and Diluted Net Income Per Common Share.

Reclassifications

Certain reclassifications have been made to the prior year statements included in these consolidated financial statements to conform to the current year presentation. The reclassifications had no impact on previously reported net loss or accumulated deficit.

Recently Issued and Adopted Accounting Standards.

In May 2014, as part of its ongoing efforts to assist in the convergence of accounting principles generally accepted in the United States (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual and interim periods beginning after December 15, 2017. The FASB has issued several updates to the standard which i) defer the original effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017 (ASU 2015-14); ii) clarify the application of the principal versus agent guidance (ASU  2016-08); iii) clarify the guidance on inconsequential and perfunctory promises and licensing (ASU 2016-10); and (iv) clarify the guidance on certain sections of the guidance providing technical corrections and improvements (ASU 2016-10). In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) Narrow-Scope Improvements and Practical Expedients”, to address certain narrow aspects of the guidance including collectibility criterion, collection of sales taxes from customers, noncash consideration, contract modifications and completed contracts. This issuance does not change the core principle of the guidance in the initial topic issued in May 2014. We will be adopting the standard using the modified retrospective method. The adoption of this standard in fiscal year 2018 is not expected to have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. The adoption of this standard in fiscal year 2017 did not have a material impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” as part of its simplification initiative, which involves several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Prior to ASU 2016-09, tax benefits in excess of compensation cost (“windfalls”) were recorded in equity, and tax deficiencies (“shortfalls”) were recorded in equity to the extent of previous windfalls, and then to the income statement. While the simplification reduces some of the administrative complexities by eliminating the need to track a “windfall pool,” it increases the volatility of income tax expense. The ASU also removes the requirement to delay recognition of a windfall tax benefit until it reduces current taxes payable. Under the new guidance, the benefit is recorded when it arises, subject to normal valuation allowance considerations. Under the new guidance, entities are permitted to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated or recognized when they occur. Estimates of forfeitures are still required in certain circumstances, such as at the time of modification of an award or issuance of a replacement award in a business combination. As of January 1, 2017, the Company adopted ASU 2016-09 on a modified retrospective basis for the income statement impact of forfeitures and income taxes. Accordingly, the Company did not change forfeiture method as of January 1, 2017, therefore, there was no retained earnings impact.  As of January 1, 2017, the Company also recognized an excess windfall, net of operating loss carry-forwards that were converted into deferred tax net operating losses, of $1.39 million, with a corresponding increase in valuation allowance of $1.39 million.

In August 2016, the FASB issued ASU 2016-15 "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." The amendment gives guidance and reduces diversity in practice with respect to certain types of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, to ASC 740 "Income Taxes," which simplifies the recording of an inter-entity transfer of assets other than inventory. The new guidance requires that a company recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new guidance becomes effective for annual reporting periods beginning after December 15, 2017 and must be applied using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the adoption period. The Company is currently evaluating the impact of this guidance on our financial statements and the timing of adoption.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendments in ASU 2017-09 include guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. These amendments require the entity to account for the effects of a modification unless all of the following conditions are met: the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or value using an alternative measurement method) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We are currently evaluating the effect of the adoption of this guidance on our consolidated financial statements.

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

The carrying amounts of our financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of December 30, 2017 and December 31, 2016, approximate fair value because of the short maturity of these instruments.

As of December 30, 2017 and December 31, 2016, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

	As of December 30, 2017				As of December 31, 2016
	Fair Value Measurements				Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$20,950	$—	$—	$20,950	$8,270	$—	$—	$8,270
Liabilities:
Earn-out liability	$—	$—	$572	$572	$—	$—	$694	$694

The Company’s Level 1 financial assets are money market funds whose fair values are based on quoted market prices. The Company does not have any Level 2 financial assets or liabilities. The fair value of the earn-out liability arising from the acquisition of RetinaLabs, Inc. is classified within Level 3 of the fair value hierarchy since it is based on significant unobservable inputs. The significant unobservable inputs include projected royalties and discount rates to present value the payments. A significant increase (decrease) in the projected royalty payments in isolation could result in a significantly higher (lower) fair value measurement and a significant increase (decrease) in the discount rate in isolation could result in a significantly lower (higher) fair value measurement. The fair value of the earn-out liability is calculated on a quarterly basis by the Company based on a collaborative effort of the Company’s operations, finance and accounting groups as additional information becomes available. Any change in the fair value adjustment is recorded in the statement of operations of that period. The decrease in re-measurement of the contingent earn-out was due to a decrease in expected future revenues to be generated from these acquisitions. The deal was structured with an earn-out component. The earn-out liability is included in accrued expenses and other long-term liabilities in the consolidated balance sheets.

Charges related to fair value adjustments were $260 thousand, $95 thousand and $5 thousand for the fiscal years 2017, 2016 and 2015, respectively

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of December 30, 2017 and December 31, 2016.

As of December 30, 2017	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Weighted Average (range)
Earn-out liability	$572	Discounted cash flow	Projected royalties (in thousands)	$1,622
			Discount rate	10.90% (10.90% - 27.00%)

As of December 31, 2016	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Weighted Average (range)
Earn-out liability	$694	Discounted cash flow	Projected royalties (in thousands)	$2,154
			Discount rate	11.22% (11.22% - 27.00%)

The following table provides a reconciliation of the beginning and ending balances of the contingent consideration – cash (Level 3 liabilities) (in thousands):

Balance as of January 2, 2016	$1,005
Payments against earn-out	(406)
Change in fair value of earn-out liability	95
Balance as of December 31, 2016	694
Payments against earn-out	(382)
Change in fair value of earn-out liability	260
Balance as of December 30, 2017	$572

4. Inventories

The components of our inventories are as follows (in thousands):

	FY 2017	FY 2016
	December 30, 2017	December 31, 2016
Raw materials	$4,147	$5,331
Work in process	1,567	2,337
Finished goods	3,667	3,975
Total inventories	$9,381	$11,643

5. Property and Equipment

The components of our property and equipment are as follows (in thousands):

	FY 2017	FY 2016
	December 30, 2017	December 31, 2016
Equipment	$10,088	$9,560
Leasehold improvements	2,364	2,309
Less: accumulated depreciation and amortization	(11,049)	(10,335)
Property and equipment, net	$1,403	$1,534

Depreciation expense related to property and equipment was $842 thousand, $632 thousand and $506 thousand for the fiscal years 2017, 2016 and 2015, respectively.

6. Goodwill

The carrying value of goodwill was $533 thousand as of December 30, 2017 and December 31, 2016, respectively.

Goodwill is tested for impairment at least annually or whenever there is a change in circumstances that indicates the carrying value of these assets may be impaired. The determination of whether any potential impairment of goodwill exists is based upon an impairment test performed in accordance with ASC 350. There was no impairment of goodwill recognized during fiscal years 2017, 2016 or 2015.

7. Intangible Assets

The components of our purchased intangible assets as of December 30, 2017 are as follows (in thousands):

	Useful Lives	FY 2017 Annual Amortization	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Lives Remaining
Customer relations	15 Years	$16	$240	$124	$116	7.25 Years
Patents	Varies	-	600	600	-	Varies
		$16	$840	$724	$116

The components of our purchased intangible assets as of December 31, 2016 are as follows (in thousands):

	Useful Lives	FY 2016 Annual Amortization	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Lives Remaining
Customer relations	15 Years	$16	$240	$108	$132	8.25 Years
Patents	Varies	-	720	720	-	Varies
		$16	$960	$828	$132

Aggregate amortization expense for each of the fiscal years 2017, 2016 and 2015 was $16 thousand. The amortization of customer relations was charged to sales and marketing expense and the amortization of patents was charged to cost of revenues.

Estimated future amortization expense for purchased intangible assets is as follows (in thousands):

Fiscal Year:
2018	$16
2019	16
2020	16
2021	16
2022	16
Thereafter	36
Total	$116

8. Accrued Expenses

The components of our accrued expenses are as follows (in thousands):

	FY 2017	FY 2016
	December 30, 2017	December 31, 2016
Customer deposits	$509	$496
Earn-out – short term	337	305
Distributor commission	293	171
Sales and use tax payable	57	94
Royalties payable	82	66
Other accrued expenses	875	1,003
Total accrued expenses	$2,153	$2,135

9. Commitments and Contingencies

Lease Agreements.

We lease our operating facilities in Mountain View, California, under a non-cancelable operating lease that was initially scheduled to expire in February 28, 2022. In April 2017, we executed an agreement to extend the term of the lease through February 28, 2022. There are no remaining options to extend or renew the terms of this lease. Rent expense for fiscal years 2017, 2016 and 2015 was $1.1 million, $0.9 million and $0.8 million, respectively.

Future minimum lease payments under current operating leases as of December 30, 2017 are summarized as follows (in thousands):

Fiscal Year	Operating Lease Payments
2018	$1,098
2019	1,358
2020	1,443
2021	1,484
2022	304
Total future minimum lease payments	$5,687

Manufacture and Supply Agreement.

Future minimum payments for manufacture and supply commitments as of December 30, 2017 are summarized as follows (in thousands):

Fiscal Year	Contract Manufacturing and Supply Commitments
2018	$5,736
2019	6,709
Total contract manufacturing and supply commitments	$12,445

License Agreements.

We are obligated to pay royalties equivalent to 5% of sales on certain products under certain license agreements with termination dates as early as the end of 2018 and as late as the end of 2021. Royalty expense, charged to cost of revenues, was approximately $0.3 million, $0.3 million, and $0.1 million for the fiscal years 2017, 2016 and 2015, respectively.

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

10. Stockholders’ Equity

1998 Stock Plan.

The 1998 Stock Plan (the “1998 Plan”), as amended, provides for the granting to employees (including officers and non-employee directors) of incentive stock options and for the granting to employees (including officers and non-employee directors) and consultants of nonstatutory stock options, stock purchase rights (“SPRs”), restricted stock, restricted stock units (“RSUs”), performance shares, performance units and stock appreciation rights. The exercise price of incentive stock options and stock appreciation rights granted under the 1998 Plan must be at least equal to the fair market value of the shares at the time of grant. With respect to any recipient who owns stock possessing more than 10% of the voting power of our outstanding capital stock, the exercise price of any option or SPR granted must be at least equal to 110% of the fair market value at the time of grant. Options granted under the 1998 Plan are exercisable at such times and under such conditions as determined by the administrator; generally over a four year period. The maximum term of incentive stock options granted to any recipient must not exceed ten years; provided, however, that the maximum term of an incentive stock option granted to any recipient possessing more than 10% of the voting power of our outstanding capital stock must not exceed five years. In the case of SPRs, unless the administrator determines otherwise, we have a repurchase option exercisable upon the voluntary or involuntary termination of the purchaser’s employment with us for any reason (including death or disability). Such repurchase option lapses at a rate determined by the administrator. The purchase price for shares repurchased is the original price paid by the purchaser. As of December 30, 2017 and January 2, 2016, no shares were subject to repurchase. The form of consideration for exercising an option or stock purchase right, including the method of payment, is determined by the administrator. The 1998 Plan expired in February 2008.

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

The following table summarizes information regarding activity in our stock option plans during the fiscal years ended 2017, 2016 and 2015 (in thousands except share and per share data):

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balances as of January 3, 2015	854,117	833,795	$4.88
Additional shares reserved	1,000	—	—
Options granted	(170,300)	170,300	9.38
Restricted stock granted	(227,905)	—	—
Options exercised	—	(277,733)	3.70
Options cancelled	174,870	(174,870)	4.71
Awards cancelled	146,000	—	—
Options expired	(7,000)	—	—
Balances as of January 2, 2016	770,782	551,492	6.92
Additional shares reserved	—	—	—
Options granted	(112,277)	112,277	13.71
Restricted stock granted	(286,294)	—	—
Options exercised	—	(126,077)	5.62
Options cancelled	66,707	(66,707)	7.37
Awards cancelled	66,000	—	—
Options expired	-	—	—
Balances as of December 31, 2016	504,918	470,985	8.69
Additional shares reserved	650,000	—	—
Options granted	(524,400)	524,400	9.90
Restricted stock granted	(141,692)	—	—
Options exercised	—	(64,380)	5.86
Options cancelled	73,694	(73,694)	10.47
Awards cancelled	32,039	—	—
Options expired	—	—	—
Balances as of December 30, 2017	594,559	857,311	$9.49

There were 1,451,870 shares reserved for future issuance under the stock option plans as of December 30, 2017.

The following table summarizes information with respect to stock options outstanding and exercisable as of December30, 2017

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$3.46 - $6.30	97,542	2.11	$4.94	97,542	$4.94
$6.83 - $8.58	96,655	4.13	$7.93	61,551	$8.06
$8.60 - $9.40	84,000	5.82	$9.06	25,202	$8.87
$9.54 - $9.54	385,000	6.56	$9.54	32,709	$9.54
$10.14 - $10.73	69,374	4.25	$10.62	45,774	$10.63
$11.04 - $11.04	5,300	5.32	$11.04	2,209	$11.04
$11.16 - $11.16	24,900	6.32	$11.16	—	$-
$12.85 - $12.85	27,500	3.66	$12.85	8,235	$12.85
$14.61 - $14.61	38,000	5.41	$14.61	5,940	$14.61
$16.29 - $16.29	29,040	5.52	$16.29	10,674	$16.29
$3.46 - $16.29	857,311	5.33	$9.49	289,836	$8.25

The determination of the fair value of options granted is computed using the Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Option Plan
	FY 2017	FY 2016	FY 2015
Average risk free interest rate	1.83%	1.33%	1.38%
Expected life (in years)	4.55 years	4.55 years	4.55 years
Dividend yield	—	—	—
Average volatility	41.8%	44.5%	49.3%

The weighted average grant date fair value of options granted as calculated using the Black-Scholes option pricing was $3.68, $5.06, and $3.95 per share for the fiscal years 2017, 2016 and 2015, respectively.

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

The following table shows stock-based compensation expense by functional line item in the consolidated statements of operations for 2017, 2016 and 2015 (in thousands):

	FY 2017	FY 2016	FY 2015
	Year Ended	Year Ended	Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Cost of revenues	$152	$119	$223
Research and development	354	134	176
Sales and marketing	307	164	185
General and administrative	1,109	1,404	311
Total stock-based compensation expense	$1,922	$1,821	$895

Stock-based compensation expense capitalized to inventory was immaterial for 2017, 2016, and 2015.

Information regarding stock options outstanding, exercisable and expected to vest as of December 30, 2017 is summarized below:

	Number of	Weighted Average	Weighted Average Remaining Contractual	Aggregate Intrinsic Value
	Shares	Exercise Price	Life (years)	(thousands)
Options outstanding	857,311	$9.49	5.33	$278
Options vested and expected to vest	773,545	$9.43	5.22	$278
Options exercisable	289,836	$8.25	3.65	$272

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 30, 2017. This amount is subject to change due to changes to the fair market value of our common stock. The total intrinsic value of options exercised for fiscal years 2017, 2016 and 2015 was approximately $0.3 million, $0.8 million, and $1.5 million, respectively.

As of December 30, 2017, there was $4.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements under both of the plans. The cost is expected to be recognized over a weighted average period of 3.31 years.

Cash flows resulting from excess tax benefits are classified as a part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions for exercised stock options and vested restricted stock units and awards in excess of the deferred tax asset attributable to stock-based compensation expense for such stock-based awards.  Excess tax benefits are considered realized when the tax deductions reduce taxes that otherwise would be payable.  Excess tax benefits classified as a financing cash inflow for each of the fiscal year 2017, 2016 and 2015 were $0.

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

Information regarding the restricted stock units outstanding, vested and expected to vest as of December 30, 2017 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Restricted stock units outstanding	361,148	1.42	$2,752
Restricted stock units vested and expected to vest	314,234	1.11	$2,394

The intrinsic value of the restricted stock units is calculated based on the closing price of our shares as quoted on the NASDAQ Global Market on the last trading day of the year, December 29, 2017, of $7.62.

The majority of the restricted stock units that were released in fiscal year 2017 were net-share settled such that we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the restricted stock units on their release date as determined by our closing stock price. These net-share settlements had the effect of share repurchases as they reduced and retired the number of shares that would have otherwise been issued as a result of the release and did not represent an expense to us. For the fiscal year ended December 30, 2017, 80,009 shares of restricted stock units were released with an intrinsic value of approximately $1.0 million. We withheld 26,640 shares to satisfy approximately $333 thousand of employees’ minimum tax obligation on the released restricted stock units.

Information regarding the RSU activity during the years ended December 30, 2017, December 31, 2016 and January 2, 2016 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 3, 2015	277,390	$5.52
Restricted stock units granted	225,392	$8.66
Restricted stock units released	(209,193)	$4.82
Restricted stock units forfeited	(146,000)	$8.28
Outstanding as of January 2, 2016	147,589	$8.59
Restricted stock units granted	285,005	$11.89
Restricted stock units released	(30,789)	$8.30
Restricted stock units forfeited	(66,000)	$9.67
Outstanding as of December 31, 2016	335,805	$11.20
Restricted stock units granted	137,391	$9.88
Restricted stock units released	(80,009)	$12.37
Restricted stock units forfeited	(32,039)	$11.44
Outstanding as of December 30, 2017	361,148	$10.42

During the year ended December 30, 2017, the Company awarded 137,391 restricted stock units at a weighted average grant date fair value of $9.88 per share. Of this amount, 123,500 stock units represent performance based shares that are subject to service, performance and market vesting conditions with a weighted average grant date fair value of $9.92 per share.

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

Information regarding the restricted stock awards activity during the year ended December 30, 2017, December 31, 2016 and January 2, 2016 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 3, 2015	2,445	$8.18
Restricted stock awards granted	2,513	$7.96
Restricted stock awards released	(2,445)	$7.96
Outstanding as of January 2, 2016	2,513	$7.96
Restricted stock awards granted	1,289	$15.51
Restricted stock awards released	(2,513)	$7.96
Outstanding as of December 31, 2016	1,289	$15.51
Restricted stock awards granted	4,301	$9.30
Restricted stock awards released	(1,289)	$15.51
Outstanding as of December 30, 2017	4,301	$9.30

Stock Repurchase Program.

In February 2013, the Board of Directors approved a one year $3.0 million stock repurchase program that replaced the prior two year $4.0 million stock repurchase program. In February 2014, the Board of Directors approved the extension of the plan for an additional year. In July 2014, the Board of Directors approved an extension of the plan for an additional year and authorized an additional $3.0 million of stock repurchases. In August 2015, the Board of Directors approved a further extension of the plan for another year and authorized an additional $2.0 million of stock repurchases. On September 9, 2015, the Company made a payment to James H. Mackaness, our former Chief Financial Officer and Chief Operating Officer, of approximately $275 thousand in cash in exchange for Mr. Mackaness’ agreement to cancel vested stock options exercisable for an aggregate of 92,656 shares of our common stock. This payment to Mr. Mackaness was made using funds authorized and available under the stock repurchase program discussed above, and resulted in a reduction of the approximate dollar value of shares that may yet be purchased under this program. During the year ended December 30, 2017, the Company did not repurchased any shares while for the years ended December 31, 2016 and January 2, 2016, the Company repurchased 6,544 and 199,776 shares at an average price of $9.00 and $7.92 per share, respectively. As of December 30, 2017, we have repurchased 843,785 shares for approximately $6.7 million under this program. The remaining balance of approximately $1.0 million approved under the plan was not used when the plan lapsed in August 2016.

11. Employee Benefit Plan

We have a plan known as the Iridex Corporation Profit Sharing/401(k) Plan Trust to provide retirement benefits through the deferred salary deductions for substantially all U.S. employees. Employees may contribute up to 15% of their annual compensation to the plan, limited to a maximum amount set by the Internal Revenue Service. The plan also provides for Company contributions at the discretion of the Board of Directors. Prior to the start of fiscal 2009, we suspended the matching contributions. Subsequent to December 28, 2013, we reinstated a Company match in the amount of 50% of employee contributions up to a maximum of $3 thousand. In 2017, 2016 and 2015, total matching contributions made by the Company were $248 thousand, $226 thousand, and $218 thousand, respectively.

12. Income Taxes

Loss (income) from operations before (benefit from) provision for income taxes was comprised of the following:

	FY 2017	FY 2016	FY 2015
	Year Ended	Year Ended	Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
United States	$(12,800)	$(2,656)	$291
Foreign	(195)	—	—
Total	$(12,995)	$(2,656)	$291

The (benefit from) provision for income taxes includes:

	FY 2017	FY 2016	FY 2015
	Year Ended	Year Ended	Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Current:
Federal	$(90)	$-	$(4)
State	16	4	30
	(74)	4	26
Deferred:
Federal	(55)	9,271	(12)
State	1	(218)	(197)
	(54)	9,053	(209)
(Benefit from) provision for income taxes	$(128)	$9,057	$(183)

Our effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

	FY 2017	FY 2016	FY 2015
	Year Ended	Year Ended	Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Income tax provision at statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	2.4%	9.6%	(70.8)%
Permanent differences	(0.0)%	(1.5)%	12.0%
Research and development credits	0.6%	3.0%	(34.8)%
Change in valuation allowance	(34.9)%	(387.4)%	—
Foreign rate differential	(0.5)%	—	—
Other	(3.0)%	1.3%	(3.3)%
Effective tax rate	1.0%	(341.0)%	(62.9)%

The tax effect of temporary differences and carryforwards that give rise to significant portions of the net deferred tax assets are presented below (in thousands):

	FY 2017	FY 2016
	Year Ended	Year Ended
	December 30, 2017	December 31, 2016
Net operating losses	$5,757	$4,411
Research and development credits	2,839	2,113
Accruals and reserves	2,031	2,158
Deferred revenue	341	104
Property and equipment	314	396
Intangible assets	495	783
Stock compensation	528	972
Other tax credits	1	90
Net deferred tax asset	12,306	11,027
Valuation allowance	(12,320)	(11,095)
Net deferred tax liabilities	$(14)	$(68)

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

As of December 30, 2017, based on the Company's recent history of earnings and its forecasted losses, management believes on the more likely than not basis that a full valuation allowance is required. Accordingly, in the fourth quarter of fiscal year 2017, the Company provided a full valuation allowance on its federal and states deferred tax assets. As of December 30, 2017, the Company had federal and State net operating loss (“NOL”) carry forwards of $21.5 million and $16.7 million respectively. The federal NOL will begin to expire in 2032 and the state NOL will begin to expire in 2020.

In December 2015, Congress passed a tax extenders package, Protecting Americans from Tax Hikes (PATH) Act of 2015, and permanently extended the federal R&D credit.  The Company has federal and state research credit carry forwards of approximately $1.8 million and $2.6 million, respectively, available to and development credits are subject to IRC sections 382 and 383. In the event of a change in ownership as defined by these code sections, the usage of the above mentioned NOL’s and credits may be limited.

On December 22, 2017, the current U.S. presidential administration signed the Tax Cuts and Jobs Act ("Tax Reform") into legislation.  Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted.  In the case of US federal income taxes, the enactment date is the date the bill becomes law.    With respect to this legislation, we expect a financial statement impact of approximately $90 thousand related to a refundable AMT and an adjustment to the indefinite-lived deferred tax liability.  The Company performed a re-measurement of deferred tax assets and liabilities as a result of the decrease in the corporate Federal income tax rate from 35% to 21% which was offset by the valuation allowance.

The Act “To provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (the “Tax Reform Act”) was enacted December 22, 2017. The Tax Reform Act reduced certain federal corporate income tax rates effective January 1, 2018 and changed certain other provisions. Various provisions within the new legislation were considered but due to the Company’s valuation allowance on domestic deferred tax assets and liabilities there is no material impact to the financial statements of the federal tax rate reductions for the year ended December 31, 2017.

As a result of the Tax Reform Act, the Company has also considered the impact of the transition tax for which it has estimated that the Company would not need to accrue any amounts.

The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes.  ASC 740 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. In accordance with our accounting policy, we recognize accrued interests and penalties related to unrecognized tax benefits as a component of income tax expense. There is no accrued interest and penalty during the year ended December 30, 2017.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	FY 2017	FY 2016	FY 2015
	Year Ended	Year Ended	Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Balance at the beginning of the year	$1,029	$937	$861
Additions based upon tax positions related to the current year	73	75	73
Additions based upon tax positions related to the prior year	3	17	-
Reductions based upon tax positions related to the prior year	-	-	3
Balance at the end of the year	$1,105	$1,029	$937

If the ending balance of $1.1 million of unrecognized tax benefits at December 30, 2017, were recognized, $0 of the recognition would affect the income tax rate. The Company does not anticipate any material change in our unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business.

The Company files U.S. federal and state returns. The tax years 2010 to 2016 remain open in several jurisdictions, none of which have individual significance.

13. Loan and Security Agreement

In November 2016, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank providing for a $15.0 million secured revolving loan facility (“Revolving Loan Facility”), with availability subject to an accounts receivable borrowing base formula. Borrowings under the Revolving Loan Facility accrue interest at a per annum rate equal to the Wall Street Journal Prime Rate as in effect from time to time, plus 1.5%.  The Loan Agreement does not include any financial covenants. The Company may borrow, repay and reborrow funds under the Revolving Loan Facility until November 2, 2019, at which time the Revolving Loan Facility matures and all outstanding amounts must be repaid. As of December 30, 2017, there was no amount outstanding.

14. Business Segments and Geographical Information

We operate in one segment, ophthalmology. We develop, manufacture and market medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service and support activities.

Revenue information shown by geographic region is as follows (in thousands):

	FY 2017	FY 2016	FY 2015
	Year Ended	Year Ended	Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
United States	$23,017	$25,171	$23,952
Europe	8,097	9,567	7,968
Rest of Americas	2,319	2,800	2,676
Asia/Pacific Rim	8,160	8,620	7,161
	$41,593	$46,158	$41,757

Revenues are attributed to countries based on location of end customers. For fiscal years 2017, 2016 and 2015 no individual country accounted for more than 10% of our sales, except for the United States, which accounted for 55.3%, 54.5%, and 57.4% of revenues in 2017, 2016, and 2015 respectively.

As of December 30, 2017 and December 31, 2016, we had no long-lived assets in any country other than in the United States.

15. Computation of Basic and Diluted Net Income Per Common Share

A reconciliation of the numerator and denominator of basic and diluted net income per common share is provided as follows (in thousands, except per share amounts):

	FY 2017	FY 2016	FY 2015
	Year Ended	Year Ended	Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Numerator:
Net (loss) income	$(12,867)	$(11,713)	$474
Denominator:
Weighted average shares of common stock (basic)	11,555	10,173	9,962
Effect of dilutive preferred shares	—	—	—
Effect of dilutive stock options	—	—	154
Effect of dilutive contingent shares	—	—	12
Weighted average shares of common stock (diluted)	11,555	10,173	10,128
Per share data:
Basic net (loss) income per share	$(1.11)	$(1.15)	$0.05
Diluted net (loss) income per share	$(1.11)	$(1.15)	$0.05

As of December 30, 2017, December 31, 2016 and January 2, 2016 stock options, restricted stock units and restricted stock awards of 1,222,760, 808,079 and 399,166 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding because to do so would have been anti-dilutive.

16. Quarterly Results (unaudited)

	Fiscal Year 2017
	Q1	Q2	Q3	Q4	Year
Total revenues	$10,483	$10,002	$10,865	$10,243	$41,593
Cost of revenues	6,018	5,507	6,492	8,073	26,090
Gross profit	4,465	4,495	4,373	2,170	15,503
Operating expenses:
Research and development	1,496	1,528	1,428	1,278	5,730
Sales and marketing	2,923	3,654	3,769	4,195	14,541
General and administrative	1,904	2,054	2,422	1,880	8,260
Gain on sale of intellectual property	—	—	(175)	—	(175)
Impairment of long-lived assets	—	—	—	35	35
Total operating expenses	6,323	7,236	7,444	7,388	28,391
Loss from operations	(1,858)	(2,741)	(3,071)	(5,218)	(12,888)
Other expense, net	(2)	(1)	(16)	(88)	(107)
Loss from operations before (benefit from) provision for income taxes	(1,860)	(2,742)	(3,087)	(5,306)	(12,995)
Provision for (benefit from) income taxes	6	8	9	(151)	(128)
Net loss	$(1,866)	$(2,750)	$(3,096)	$(5,155)	$(12,867)
Net loss per share:
Basic	$(0.16)	$(0.24)	$(0.27)	$(0.44)	$(1.11)
Diluted	$(0.16)	$(0.24)	$(0.27)	$(0.44)	$(1.11)

	Fiscal Year 2016
	Q1	Q2	Q3	Q4	Year
Total revenues	$11,931	$11,908	$9,789	$12,530	$46,158
Cost of revenues	6,634	6,174	5,544	6,967	25,319
Gross profit	5,297	5,734	4,245	5,563	20,839
Operating expenses:
Research and development	1,359	1,392	1,256	1,358	5,365
Sales and marketing	2,429	2,405	2,378	3,069	10,281
General and administrative	1,357	2,331	1,858	2,092	7,638
Impairment of long-lived assets	—	—	—	120	120
Total operating expenses	5,145	6,128	5,492	6,639	23,404
Income (loss) from operations	152	(394)	(1,247)	(1,076)	(2,565)
Other expense, net	(11)	(21)	(51)	(8)	(91)
Income (loss) from operations before provision for (benefit from) income taxes	141	(415)	(1,298)	(1,084)	(2,656)
Provision for (benefit from) income taxes	40	(87)	(627)	9,731	9,057
Net income (loss)	$101	$(328)	$(671)	$(10,815)	$(11,713)
Net income (loss) per share:
Basic	$0.01	$(0.03)	$(0.07)	$(1.04)	$(1.15)
Diluted	$0.01	$(0.03)	$(0.07)	$(1.04)	$(1.15)

17. Subsequent Events

On February 23, 2018, we initiated a voluntary recall of a specific laser accessory called the TruFocus LIO Premiere™ (“LIO”). The LIO is a headmounted indirect ophthalmoscopes that connects to our laser console and is used to view and perform retina laser treatment on a patient’s eye. There are 104 TruFocus LIO Premiere units at customer sites worldwide. We have received reports of three adverse events occurring during procedures in which the TruFocus LIO Premiere was used. Iridex has notified the FDA of this action.

Recalled products were manufactured from May 26, 2017 to November 6, 2017 and distributed from June 5, 2017 to January 29, 2018.

As a consequence of the recall program, the Company has estimated a decrease of $0.8 million in the fourth quarter of fiscal year 2017 revenues due to an increase in sales return allowance.  Cost of sales increased by $1.3 million related to inventory write-down, replacement and other associated warranty costs. All of these financial impact has been reflected within the December 30, 2017 financial statements.

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

Based on management’s evaluation, our Principal Executive and Financial Officer and Principal Accounting Officer concluded that, as of December 30, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive and Financial Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over the company’s financial reporting. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even any effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of any internal control may vary over time. Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 30, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment using those criteria, our management concluded that, as of December 30, 2017, our internal control over financial reporting is effective.

Attestation Report of the Independent Registered Public Accounting Firm.

BPM LLP, our independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 30, 2017, which report is included herein.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of IRIDEX Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of IRIDEX Corporation (a Delaware corporation) and is subsidiaries (the “Company”) as of December 30, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO” criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 30, 2017 and December 31, 2016 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2017 and the related notes (collectively referred to as the “consolidated financial statements”) of the Company, and our report dated March 14, 2018, expressed an unqualified opinion on these consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BPM LLP

San Jose, California

March 14, 2018

Item 9B. Other Information

Not applicable.

PART III

Certain information required by Part III has been omitted from this Form 10-K. This information is instead incorporated herein by reference to our definitive Proxy Statement, which we will file within 120 days after the end of our fiscal year pursuant to Regulation 14A in time for our Annual Meeting of Stockholders to be held in 2018.

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

3. Exhibits

Exhibit Index

Exhibits	Exhibit Title
2.1(13)	Asset Purchase Agreement by and among Cutera, Inc., Registrant, and U.S. Bank, National Association, as Escrow Agent, dated December 30, 2011.

3.1(1) (P)	Amended and Restated Certificate of Incorporation of Registrant.

3.2(2) (P)	Amended and Restated Bylaws of Registrant.

4.1(3)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock.

4.2(3)	Investor Rights Agreement, dated as of August 31, 2007, by and among the Registrant, BlueLine Capital Partners, LP; BlueLine Capital Partners III, LP and BlueLine Capital Partners II, LP.

4.3(4)	Amendment No. 1 to Investor Rights Agreement, dated as of March 31, 2009.

4.4(21)	Form of senior indenture, to be entered into between the Registrant and the trustee designated therein.

4.5(21)	Form of senior note with respect to each particular series of senior notes.

4.6(21)	Form of subordinated indenture to be entered into between the Registrant and the trustee designated therein.

4.7(21)	Form of subordinated note with respect to each particular series of subordinated notes.

4.8(21)	Form of warrant with respect to each warrant.

4.9(21)	Certificate of designation, preferences and rights with respect to any preferred stock.

4.10(21)	Form of Depositary Agreement with respect to the depositary shares.

4.11(21)	Form of Subscription Agreement.

4.12(21)	Form of Unit with respect to any contractual units.

10.1(18)	Fourth Amendment to Lease Agreement dated February 9, 2016 by and between Zappettini Investment Co. and the Registrant.

Exhibits	Exhibit Title

10.2(20)	Form of Indemnification Agreement with directors and officers.

10.3(5)

Lease Agreement dated December 6, 1996 by and between Zappettini Investment Co. and the Registrant, as amended pursuant to Amendment No. 1 dated September 15, 2003 and Amendment No. 2 dated December 22, 2008.

10.3.1(14)	Third Amendment to Lease Agreement dated August 4, 2014 by and between Zappettini Investment Co. and the Registrant.

10.3.2(23)	Fourth Amendment to Lease Agreement dated January 31, 2016 by and between ZIC 12112 Terra Bella LLC and the Registrant.

10.3.3(24)	Triple Net Lease dated April 26, 2017 by and between ZIC 12112 Terra Bella LLC and the Registrant.

10.6(8)*	2005 Employee Stock Purchase Plan.

10.7(9)*	2008 Equity Incentive Plan.

10.8(10)*	Form of 2008 Equity Incentive Plan Option Agreement.

10.9(11)*	Form of Stand-alone stock option agreement.

10.10(3)	Securities Purchase Agreement, dated August 31, 2007, by and among BlueLine Capital Partners, LP, BlueLine Capital Partners III, LP, BlueLine Capital Partners II, LP and the Registrant.

10.11(12)*	Form of 2008 Equity Incentive Plan Restricted Stock Award Agreement.

10.12(12)*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Agreement.

10.13(13)*	Restricted Stock Unit Award Agreement granted to William M. Moore under the Company’s 2008 Equity Incentive Plan, as amended.

10.14(16)*	Restricted Stock Unit Award Agreement granted to William M. Moore under the Company’s 2008 Equity Incentive Plan, as amended.

10.15(17)*	Change in Control Severance Agreement dated March 30, 2015, between the Registrant and William M. Moore.

10.16(19)*	Change in Control Severance Agreement dated as of December 6, 2017 by and between the Company and George Marcellino

10.17(20)*	Offer Letter between the Company and Mr. Mokari effective as of May 13, 2016.

10.18(20)*	Change in Control Severance Agreement, between the Company and Mr. Mokari

10.19(22)	Loan and Security Agreement, dated as of November 2, 2016, between IRIDEX Corporation and Silicon Valley Bank.

21.1 (1) (P)	Subsidiaries of Registrant

23.1	Consent of BPM LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

Exhibits	Exhibit Title

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Exhibits filed with the Registration Statement on Form SB-2 (No. 333-00320-LA) which was declared effective on February 15, 1996.
(2)	Incorporated by reference to the Exhibits in Registrant’s Report on Form 10-Q for the quarter ended October 3, 1998.
(3)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on September 7, 2007.
(4)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on April 6, 2009.
(5)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-K for the year ended January 3, 2009.
(8)	Incorporated by reference to the appendix filed with the Registrant’s Proxy Statement for the Registrant’s 2004 Annual Meeting of Stockholders which was filed on April 30, 2004.
(9)	Incorporated by reference to the appendix filed with the Registrant’s Proxy Statement for the Registrant’s 2008 Annual Meeting of Stockholders which was filed on April 24, 2008.
(10)	Incorporated by reference to Exhibit 99.1 filed with Registrant’s Registration Statement on Form S-8 on November 21, 2008.
(11)	Incorporated by reference to Exhibit 99.(d)(5) filed with the Registration Statement on Form SC TO-I July 30, 2009.
(12)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-Q for the quarter ended July 2, 2011.
(13)	Incorporated by reference to the Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on March 27, 2013.
(14)	Incorporated by reference to the Exhibit 2.1 filed with the Registrant’s Report on Form 8-K on January 4, 2012.
(15)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Report on Form 10-Q on November 3, 2014.
(16)	Incorporated by reference to the Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on January 9, 2014.
(17)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-Q on May 12, 2015.
(18)	Incorporated by reference to the Exhibit 10.1 filed with the Registrant’s Report on Form 10-K on March 31, 2016.
(19)	Incorporated by reference to the Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on December 6, 2017.
(20)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on July 11, 2016,
(21)

If applicable, to be filed by amendment to the S-3 (No. 333-213094) which was declared effective on August 26, 2016, or as an exhibit to a report pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and incorporated by reference therein.

(22)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on November 3, 2016.
(23)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Report on Form 10-K on March 31, 2016.
(24)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on May 1, 2017.
(P)	Print filing.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 14th day of March 2018.

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

Signature	Title	Date
/s/ William M. Moore	President, Chief Executive Officer, and Chairman of the Board	March 14, 2018
(William M. Moore) /s/ Atabak Mokari	(Principal Executive Officer) Chief Financial Officer and Vice President of Corporate Development	March 14, 2018
(Atabak Mokari)	(Principal Financial Officer)

/s/ Romeo R. Dizon	Vice President and Controller	March 14, 2018
(Romeo R. Dizon)	(Principal Accounting Officer)

/s/ Sanford Fitch	Director	March 14, 2018
(Sanford Fitch)

/s/ George R. Marcellino	Director	March 14, 2018
(George R. Marcellino)

/s/ Ruediger Naumann-Etienne	Director	March 14, 2018
(Ruediger Naumann-Etienne) /s/ (Ann Rhoads)	Director	March 14, 2018
(Ann Rhoads)