Form 10-Q
period 2018-03-31
IRIDEX CORP
filed 2018-05-08
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of common stock, $0.01 par value, issued and outstanding as of April 20, 2018 was 11,637,702.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

IRIDEX Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share and per share data)

	March 31, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$18,522	$21,707
Accounts receivable, net of allowance for doubtful accounts of $223 as of March 31, 2018 and $226 as of December 30, 2017	6,400	7,863
Inventories	9,306	9,381
Prepaid expenses and other current assets	681	500
Total current assets	34,909	39,451
Property and equipment, net	1,488	1,403
Intangible assets, net	112	116
Goodwill	533	533
Other long-term assets	170	143
Total assets	$37,212	$41,646
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,976	$1,724
Accrued compensation	1,741	2,459
Accrued expenses	2,358	2,153
Accrued warranty	935	1,536
Deferred revenue	2,245	2,520
Total current liabilities	9,255	10,392
Long-term liabilities:
Accrued warranty	180	199
Other long-term liabilities	522	533
Total liabilities	9,957	11,124
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding 11,637,361 and 11,596,274 shares as of March 31, 2018 and December 30, 2017, respectively	126	126
Additional paid-in capital	59,698	59,385
Accumulated other comprehensive income	23	-
Accumulated deficit	(32,592)	(28,989)
Total stockholders’ equity	27,255	30,522
Total liabilities and stockholders’ equity	$37,212	$41,646

(1)	Derived from the audited consolidated financial statements included in the Annual Report on Form 10-K filed with the SEC for the year ended December 30, 2017.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended
	March 31, 2018	April 1, 2017
Total revenues	$9,509	$10,483
Cost of revenues	5,587	6,018
Gross profit	3,922	4,465
Operating expenses:
Research and development	1,104	1,339
Sales and marketing	4,050	2,923
General and administrative	2,385	2,061
Total operating expenses	7,539	6,323
Loss from operations	(3,617)	(1,858)
Other income (expense), net	18	(2)
Loss from operations before provision for income taxes	(3,599)	(1,860)
Provision for income taxes	4	6
Net loss	$(3,603)	$(1,866)
Net loss per share:
Basic	$(0.31)	$(0.16)
Diluted	$(0.31)	$(0.16)
Weighted average shares used in computing net loss per common share:
Basic	11,628	11,518
Diluted	11,628	11,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended
	March 31, 2018	April 1, 2017
Net loss	$(3,603)	$(1,866)
Foreign currency translation adjustments	23	—
Comprehensive loss	$(3,580)	$(1,866)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended
	March 31, 2018	April 1, 2017
Operating activities:
Net loss	$(3,603)	$(1,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	193	207
Change in fair value of earn-out liability	29	25
Stock-based compensation	428	392
Changes in operating assets and liabilities:
Accounts receivable	1,463	1,159
Inventories	75	(85)
Prepaid expenses and other current assets	(181)	(118)
Other long-term assets	(27)	5
Accounts payable	252	(50)
Accrued compensation	(718)	(777)
Accrued expenses	164	(541)
Accrued warranty	(620)	46
Deferred revenue	(275)	(22)
Other long-term liabilities	93	3
Net cash used in operating activities	(2,727)	(1,622)
Investing activities:
Acquisition of property and equipment	(274)	(341)
Payment on earn-out liability	(92)	(84)
Net cash used in investing activities	(366)	(425)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	2,263
Proceeds from stock option exercises	23	163
Taxes paid related to net share settlements of equity awards	(138)	(268)
Net cash (used in) provided by financing activities	(115)	2,158
Effect of foreign exchange rate changes	23	—
Net (decrease) increase in cash and cash equivalents	(3,185)	111
Cash and cash equivalents, beginning of period	21,707	23,747
Cash and cash equivalents, end of period	$18,522	$23,858
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Supplemental disclosure of non-cash activities:
Transfer of inventory to property and equipment	$60	$-

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017, which was filed with the Securities and Exchange Commission (“SEC”) on March 14, 2018. The results of operations for the three months ended March 31, 2018 and April 1, 2017 are not necessarily indicative of the results for the fiscal year ending December 29, 2018 or any future interim period. The three months periods ended March 31, 2018 and April 1, 2017, each had 13 weeks. For purposes of reporting the financial results, the Company’s fiscal years end on the Saturday closest to the end of December. Periodically, the Company includes a 53rd week to a year in order to end that year on the Saturday closest to the end of December.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 30, 2017, which was filed with the SEC on March 14, 2018.

Financial Statement Presentation.

The unaudited condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. In addition, any change in these estimates or their related assumptions could have an adverse effect on our operating results.

Revenue Recognition.

Our revenues arise from the sale of laser consoles, delivery devices, consumables, service, and support activities. We also derive revenue from royalties from third parties which are typically based on licensees’ net sales of products that utilize our technology. Our revenue is recognized in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers.”

The Company has the following revenue transaction types: (1) Product Sale Only, (2) LAP Programs, (3) Extended Warranty, (4) System Repairs (outside of warranty) and (5) Royalty Revenue.

(1)

Product Sale Only: The Company’s products consist of laser consoles, delivery devices and consumable instrumentation, including laser probes. The Company’s products are currently sold for use by ophthalmologists specializing in the treatment of eye disease in the retina, glaucoma and pediatrics eye diseases.  Inside the United States the products are sold directly to the end users.  Outside of the United States, the Company utilizes independent, third-party distributors to market and sell the Company’s products. There is no continuing obligation subsequent to the shipment to the distributors.

Under the new guidance, there is no change in our revenue recognition for product sale only-transactions, as compared to revenue recognition for these transactions under the prior revenue recognition standards. For a description of our prior revenue recognition standards, see Note 2 to the consolidated financial statements included as part of our Annual Report on Form 10-K for the period ended December 30, 2017. The Company recognizes revenue from product sale at a point in time.  When a system or disposables are sold without any additional deliverables, the Company recognizes revenue using the five-step model:  (1) identifying the contract with the customer, (2) identifying the performance obligations in the contract, (3) determining expected transaction price, (4) allocating the transaction price to the distinct performance obligations in the contract, and (5) recognizing revenue when (or as) the performance obligations are satisfied.

(2)

VIP/LAP Programs: The Company sometimes enters into VIP or Laser Advantage Program (LAP) contracts with customers. For the VIP program, under the terms of such contracts, the customer is not charged for the system upon the initial agreement, but rather is obligated to purchase a quarterly minimum quantity of endoprobes (classified as disposables) at a premium during the contract period, such that at the end of the contract period the system has been paid in full. The Company decided to replace its previously utilized VIP program (contract length of two years) with an LAP program (contract length of 12 months or less) beginning in fourth quarter of 2016. Under the LAP program, the system is given away free of charge and title is transferred after the customer purchases the minimum required number of boxes of probes (classified as disposables). Customers with older machines have the ability to trade in their old machines for the most current laser equipment offered in the program (G6 Laser) and receive a discount on the program’s minimum purchase requirements.  Under ASC 606, this non-cash consideration must be included in the transaction price. However, the Company has determined that there is no value associated with the old machine and the trade in is essentially offered to encourage customers to purchase more consumables under the program.

Under the new guidance, there is no change in our revenue recognition for product sales under VIP/LAP programs as compared to revenue recognition for these transactions under the prior revenue recognition standards. The Company recognizes revenue from product sales under VIP/LAP programs at a point in time. For both programs, the Company allocates the transaction price of the distinct performance obligations in the contract by determining stand-alone selling price using historical pricing net of any variable consideration or discounts to specifically allocate to a particular performance obligation.

(3)

Extended Warranty: The Company offers a standard 2 year warranty on all system sales (5 years on the laser heads for its IQ 532/577 laser consoles). The Company also offers an extended warranty which is sold to customers in incremental, one-year warranty periods which begin subsequent to the expiration of the standard 2 year warranty. The customer can opt to purchase the extended warranty at the time of the system sale or after the initial system sale.

Under the new guidance, there is no change in our revenue recognition for extended warranty as compared to revenue recognition for these transactions under the prior revenue recognition standards. The Company recognizes revenue from extended warranty ratably over the warranty period.  Revenue recognition for the sale of an extended warranty is largely dependent on the timing of the sale as follows:

a.

Extended Warranty Sale in Conjunction with System Sale: If the customer opts to purchase an extended warranty at the time of the system sale, the Company allocates the transaction price of the distinct performance obligations in the contract by determining stand-alone selling price using historical pricing net of any variable consideration or discounts to specifically allocate to a particular performance obligation.

b.

Extended Warranty Sale Subsequent to System Sale: If the customer opts to purchase an extended warranty after the initial system sale, the Company determines the amount of time that has elapsed since the initial system sale. If the extended warranty is purchased within 60 days of the initial sale, the Company considers this sale to be an additional element of the original sale and allocates the transaction price of the distinct performance obligations in the contract by determining stand-alone selling price using historical pricing net of any variable consideration or discounts to specifically allocate to a particular performance obligation. If the extended warranty is purchased subsequent to sixty days after the initial sale, the sale of the extended warranty is deemed a separate contract and is deferred at the selling price and recognized ratably over the extended warranty period as the performance obligation is satisfied.

(4)	System Repairs (outside of warranty): Customers will sometime request repairs from the Company subsequent to the expiration of the standard warranty and outside of an extended warranty contract.

Under the new guidance, there is no change in our revenue recognition for system repairs (outside warranty) as compared to revenue recognition for these transactions under the prior revenue recognition standards. The Company recognizes revenue from system repairs (outside of warranty) at a point in time. When the customer request repairs from the Company subsequent to the expiration of the standard warranty and outside of an extended warranty contracts, these repair contracts are considered separate from the initial sale, and as such, revenue is recognized as the repair services are rendered and the performance obligation satisfied.

(5)

Royalty Revenue: The Company has royalty agreements with two customers related to sales of the Company’s intellectual property. Under the terms of these agreements, the customer is to remit a percentage of sales to the Company.

Under the new guidance, since these arrangements are for sales-based licenses of intellectual property, for which the guidance in paragraph ASC 606-10-55-65 applies, the Company recognizes revenue only as the subsequent sale occurs. However, the Company notes that such sales being reported by the licensee with a quarter in arrear, such revenue is recognized at the time it is reported and paid by the licensee given that any estimated variable consideration would have to be fully constrained due to the unpredictability of such estimate and the unavoidable risk that it may lead to significant revenue reversals.

The Company elected the practical expedient allowing it to not recognize as a contract asset the commission paid to its salesforce on the sale of its products as an incremental cost of obtaining a contract with a customer but rather recognize such commission as expense when incurred as the amortization period of the asset that the Company would have otherwise recognized is one year or less.

Concentration of Credit Risk.

Our cash and cash equivalents are deposited in demand and money market accounts. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and therefore, bear minimal risk.

We market our products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of our customers and maintains an allowance for potential credit losses. Historically, we have not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the three month periods ended March 31, 2018 and April 1, 2017 no single customer accounted for more than 10% of total revenues. As of March 31, 2018 and December 30, 2017,  no customer accounted for over 10% of our accounts receivable.

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

Deferred Revenue.

Deferred revenue represents contract liabilities. Revenue related to extended service contracts is deferred and recognized on a straight line basis over the period of the applicable service contract. Costs associated with these service arrangements are recognized as incurred. The deferred revenue balance is expected to be recognized over the next 12 months.

A reconciliation of the changes in the Company’s deferred revenue balance for the three months ended March 31, 2018 and April 1, 2017 is as follows:

	Three Months Ended
	March 31, 2018	April 1, 2017
Balance, beginning of period	$2,520	$1,383
Additions to deferral	372	280
Revenue recognized	(647)	(302)
Balance, end of period	$2,245	$1,361

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

A reconciliation of the changes in the Company’s warranty liability for the three months ended March 31, 2018 and April 1, 2017 is as follows:

	Three Months Ended
	March 31, 2018	April 1, 2017
Balance, beginning of period	$1,734	$603
Accruals for product warranties	(374)	109
Cost of warranty claims	(245)	(63)
Balance, end of period	$1,115	$649

Reclassifications.

Certain reclassifications have been made to the prior year financial statements included in these condensed consolidated financial statements to conform to the current year presentation. The reclassifications had no impact on previously reported net loss or accumulated deficit.

Recently Issued and Adopted Accounting Standards.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606)(“ASC 606”), which, along with amendments issued in 2015, 2016 and 2017, replaces nearly all current U.S. GAAP guidance on this topic with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. This new guidance provides a five-step analysis in determining when and how revenue is recognized. Under the new guidance, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the new guidance requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

As part of our assessment and implementation plan, we evaluated our policies, procedures and internal controls. In preparation for adoption of the standard, the Company has implemented internal controls to enable the preparation of financial information, including the assessment of the impact of the standard. The Company has adopted this guidance using the modified retrospective method in the first quarter of fiscal 2018. Under the modified retrospective method, the new standards apply to all new contracts initiated on or after the effective date, and for contracts which have remaining obligations as of the effective date, an adjustment to the opening balance of retained earnings is required. Based on the results of the procedures taken in adopting this standard, we determined that our accounting for revenues under the then prescribed standard (ASC 605) was not different from the new ASC 606 standard. As such, we did not have any adjustments to our opening balance of our retained earnings.

In February 2016, the FASB issued ASU 2016-02, “Leases,” amending ASC 842. This ASU requires the Company to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with terms of more than twelve months. This ASU also requires disclosures enabling the users of financial statements to understand the amount, timing and uncertainty of cash flows arising from leases. This new standard will become effective for annual periods beginning after December 15, 2018 (including interim reporting periods within those periods). Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The amendment gives guidance and reduces diversity in practice with respect to certain types of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The adoption of this standard in fiscal year 2018 did not have a material impact on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, to ASC 740 “Income Taxes,” which simplifies the recording of an inter-entity transfer of assets other than inventory. The new guidance requires that a company recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new guidance becomes effective for annual reporting periods beginning after December 15, 2017 and must be applied using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the adoption period. The adoption of this standard in fiscal year 2018 did not have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendments in ASU 2017-09 include guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. These amendments require the entity to account for the effects of a modification unless if all of the following conditions are met: the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or value using an alternative measurement method) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The Company is currently evaluating the effect of the adoption of this guidance on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The amendments in ASU 2018-02 are intended to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The guidance in ASU 2018-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effect of the adoption of this guidance on its consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” ASU 2018-05 formally amended ASC Topic 740, Income Taxes (“ASC 740”) for the guidance previously provided by SEC Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance for the application of ASC 740 in the reporting period in which the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Company is currently evaluating the effect of the adoption of this guidance on its consolidated financial statements.

3. Inventories

The components of the Company’s inventories as of March 31, 2018 and December 30, 2017 are as follows:

	March 31, 2018	December 30, 2017
Raw materials	$3,659	$4,147
Work in process	1,021	1,567
Finished goods	4,626	3,667
Total inventories	$9,306	$9,381

4. Goodwill and Intangible Assets

Goodwill.

The carrying value of goodwill was $0.5 million as of March 31, 2018 and December 30, 2017.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an annual impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceed the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test during the second quarter of fiscal 2017 and determined that its goodwill was not impaired. As of March 31, 2018, the Company had not identified any factors that indicated there was an impairment of its goodwill and determined that no additional impairment analysis was then required.

Intangible Assets.

The following table summarizes the components of gross and net intangible asset balances:

	March 31, 2018				December 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relations	240	128	112	7.0 Years	240	124	116

For the three months ended March 31, 2018 and April 1, 2017, amortization expense totaled $4 thousand for each period.

The amortization of customer relations was charged to sales and marketing expense and the amortization of patents was charged to cost of revenues. Future estimated amortization expense (in thousands):

Fiscal Year:
2018 (nine months)	12
2019	16
2020	16
2021	16
2022	16
Thereafter	36
Total	$112

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of March 31, 2018 and December 30, 2017, approximate fair value because of the short maturity of these instruments.

As of March 31, 2018 and December 30, 2017, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows:

	As of March 31, 2018				As of December 30, 2017
	Fair Value Measurements				Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$17,761	$—	$—	$17,761	$20,950	$—	$—	$20,950
Liabilities:
Earn-out liability	$—	$—	$509	$509	$—	$—	$572	$572

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

The following tables present quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of March 31, 2018 and December 30, 2017.

As of March 31, 2018	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Weighted Average (range)
Earn-out liability	$509	Discounted cash flow	Projected royalties (in thousands)	$1,539
			Discount rate	10.41% (10.41% - 27.00%)

As of December 30, 2017	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Weighted Average (range)
Earn-out liability	$572	Discounted cash flow	Projected royalties (in thousands)	$1,622
			Discount rate	10.90% (10.90% - 27.00%)

A reconciliation of the changes in the Company’s earn-out liability (Level 3 liability) for the three months ended March 31, 2018 and April 1, 2017 is as follows:

	Three Months Ended
(in thousands)	March 31, 2018	April 1, 2017
Balance as of beginning of the period	$572	$693
Payments against earn-out	(92)	(84)
Change in fair value of earn-out liability	29	25
Balance as of the end of the period	$509	$634

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

2008 Equity Incentive Plan.

For the three months ended March 31, 2018, the only active stock-based compensation plan was the 2008 Equity Incentive Plan (the “Incentive Plan”). The terms of awards granted during the three months ended March 31, 2018 were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 30, 2017.

Summary of Stock Options

The following table summarizes information regarding activity under the Incentive Plan during the three months ended March 31, 2018:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding as of December 30, 2017	857,311	$9.49
Granted	38,600	$5.88
Exercised	(6,250)	$3.72
Canceled or forfeited	(22,113)	$11.80
Outstanding as of March 31, 2018	867,548	$9.31	$78

The weighted average grant date fair value of the options granted under the Incentive Plan as calculated using the Black-Scholes option-pricing model was $2.21 and $5.44 per share for the three months ended March 31, 2018 and April 1, 2017, respectively.

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards (options) with the following weighted average assumptions:

	Three Months Ended
	March 31, 2018	April 1, 2017
Average risk free interest rate	2.53%	1.78%
Expected life (in years)	4.55 years	4.55 years
Dividend yield	—%	—%
Average volatility	41%	42%

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

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended March 31, 2018 and April 1, 2017:

	Three Months Ended
	March 31, 2018	April 1, 2017
Cost of revenues	$24	$36
Research and development	60	44
Sales and marketing	96	73
General and administrative	248	239
	$428	$392

Stock-based compensation expense capitalized to inventory was immaterial for the three months ended March 31, 2018 and April 1, 2017.

Occasionally, the Company will grant stock-based instruments to non-employees. During the three months ended March 31, 2018 and April 1, 2017, the amount of stock-based compensation related to non-employee options was not material.

Information regarding stock options outstanding, vested, expected to vest, and exercisable as of March 31, 2018 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Options outstanding	867,548	$9.31	5.25	$78
Options vested and expected to vest	798,665	$9.29	5.16	$78
Options exercisable	272,540	$8.45	3.14	$78

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of March 31, 2018, that would have been received by option holders had all option holders exercised their stock options as of that date. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the three months ended March 31, 2018 and April 1, 2017 was approximately $16 thousand and $226 thousand, respectively.

As of March 31, 2018, there was $3.6 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements under the Incentive Plan. The cost is expected to be recognized over a weighted average period of 3.21 years.

Summary of Restricted Stock Units and Awards

Information regarding the restricted stock units (“RSUs”) activity for the three months ended March 31, 2018 is summarized below:

Number of Shares
Outstanding as of December 30, 2017	361,148
Restricted stock units granted	6,300
Restricted stock units released	(52,213)
Restricted stock units cancelled	(750)
Outstanding as of March 31, 2018	314,485

During the three months ended March 31, 2018, the Company awarded 6,300 restricted stock units at a weighted-average grant date fair value of $6.29 per share.

RSUs granted with market conditions are valued using the Monte Carlo simulation model and compensation expense is recognized ratably during the service period even if the market condition is not satisfied. To the extent that the market condition is not met, the RSUs will not vest and will be cancelled. No RSUs with market conditions were granted during the three months ended March 31, 2018.

RSUs granted with performance conditions are valued at the grant date fair value of the underlying common shares. The Company makes a determination regarding the probability of the performance criteria being achieved and compensation expense is recognized ratably over the vesting period, if it is expected that the performance criteria will be met.

Information regarding the RSUs granted with performance conditions activity for the three months ended March 31, 2018 is summarized below:

Number of Shares
Outstanding as of December 30, 2017	4,301
Restricted stock awards granted	—
Restricted stock awards released	—
Outstanding as of March 31, 2018	4,301

During the three months ended March 31, 2018, the Company awarded 4,301 RSUs granted with performance conditions at a weighted-average grant date fair value of $9.30 per share.

7. Income Taxes

Provision for Income Tax.

The Company calculates its interim tax provision in accordance with the provisions of ASC 740-270, Income Taxes; Interim Reporting. For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur.  The Company recorded a provision for income tax of $4 thousand and $6 thousand for the three months ended March 31, 2018 and April 1, 2017, respectively.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code that affected 2017, the current year and onwards, including, but not limited to, a reduction of the U.S. federal corporate tax rate from as high as 35% to 21%, a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, net operating loss deduction limitations, and 100% disallowance of entertainment expense.

In addition on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income taxes for the year ended December 31, 2017.    In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete.  The Company is still within the measurement period as of the end of the first quarter of 2018 and the Company is continuing to review the impact of the adoption of the Tax Act on the Company.

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

Uncertain Tax Positions.

The Company accounts for its uncertain tax positions in accordance with ASC 740.  As of December 30, 2017, the Company had $1.0 million of unrecognized tax benefits, none of the unrecognized tax benefits would result in a change in the Company’s effective tax rate if recognized in future years.

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

For the three months ended March 31, 2018 and April 1, 2017, stock options, RSUs, and Restricted Stock Awards (“RSAs”) to purchase 1,186,334 and 799,016 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding.

A reconciliation of the numerator and denominator of basic and diluted net loss per common share is provided as follows:

	Three Months Ended
	March 31, 2018	April 1, 2017
Numerator:
Net (loss) income	$(3,603)	$(1,866)
Denominator:
Weighted average shares of common stock (basic)	11,628	11,518
Effect of dilutive preferred shares
Effect of dilutive stock options	—	—
Effect of dilutive contingent shares	—	—
Weighted average shares of common stock (diluted)	11,628	11,518
Per share data:
Basic net (loss) income per share	$(0.31)	$(0.16)
Diluted net (loss) income per share	$(0.31)	$(0.16)

9. Business Segments

The Company operates in one segment, ophthalmology. The Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service, and support activities.

Revenue information shown by geographic region, based on the sales destination, is as follows:

	Three Months Ended
	March 31, 2018	April 1, 2017
United States	$4,860	$5,704
Europe	2,434	1,935
Rest of Americas	652	609
Asia/Pacific Rim	1,563	2,235
	$9,509	$10,483

Revenues are attributed to countries based on location of end customers.

No individual country accounted for more than 10% of the Company’s revenues, other than the United States. United States accounted for 51.1% and 54.4% of revenues for the three month periods ended March 31, 2018 and April 1, 2017, respectively. International sales, other than the United States, accounted for 48.9% and 45.6% of revenues for the three month periods ended March 31, 2018 and April 1, 2017, respectively.

No customer accounted for more than 10% of total revenues for the three month periods ended March 31, 2018 or April 1, 2017.

No customer accounted for more than 10% of account receivable balance for the three month periods ended March 31, 2018 or April 1, 2017.

10. Subsequent Events

On February 23, 2018, we initiated a voluntary recall of a specific laser accessory called the TruFocus LIO Premiere™ (“LIO”).  On April 27, 2018, Iridex began shipments of the updated TruFocus LIO Premiere device to countries outside the United States that do not require FDA clearance (or do not require supplemental device registration for the updated device) under applicable U.S. export regulations.  Return of the LIO device to the U.S. market will likely require FDA clearance of a 510(k) Premarket Notification.

Based on this, we have reversed the sales return reserve and warranty expense associated with products shipped outside of the United States that were accrued in December 2017, specifically $172 thousand in sales return reserve and $368 thousand in materials and other warranty related expense as these reserves are no longer deemed required.

As of March 31, 2018, there is an accrual for approximately $1.5 million consists of $637 thousand in sales return reserve and $853 thousand in materials and other warranty related costs associated with the voluntary recall of LIO products in the United States.

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

Results of Operations

The following table sets forth certain operating data as a percentage of revenues:

	Three Months Ended
	March 31, 2018	April 1, 2017
Revenues	100.0%	100.0%
Cost of revenues	58.8%	57.4%
Gross margin	41.2%	42.6%
Operating expenses:
Research and development	11.6%	12.8%
Sales and marketing	42.6%	27.9%
General and administrative	25.1%	19.7%
Total operating expenses	79.3%	60.4%
Loss from operations	(38.1%)	(17.8%)
Other income (expense), net	0.2%	(0.0%)
Loss from operations before provision for income taxes	(37.9%)	(17.8%)
Provision for income taxes	0.0%	0.1%
Net loss	(37.9%)	(17.8%)

The following comparisons are between the three month periods ended March 31, 2018 and April 1, 2017:

Revenues.

(in millions)	Three Months Ended	Three Months Ended
	March 31, 2018	April 1, 2017	Change in $	Change in %
Systems – domestic	$1,253	$2,134	$(881)	(41.3%)
Systems – international	2,593	2,972	(379)	(12.8%)
Recurring revenues	5,663	5,377	286	5.3%
Total revenues	$9,509	$10,483	$(974)	(9.3%)

Our total revenues decreased $1.0 million, or 9.3%, from $10.5 million to $9.5 million for the first quarter of fiscal year 2018. The decrease is due mainly from a decrease in both our domestic and international systems sales, $0.9 million and $0.4 million, respectively. The decrease in our systems sales was primarily due to a decrease in sales of our retina products as a result of the voluntary recall of the TruFocus LIO PremiereTM, which impacted our medical and surgical retina products.  This decrease was partially offset by an increase in sales of G6 systems and a reversal of a portion of the sales returns reserve associated with the voluntary LIO recall.  For further information about this sales return reserve reversal, see footnote 10, “Subsequent Events.” Our recurring revenues increased $0.3 million, due to an increase in G6 related probe sales, partially offset by a decrease in legacy probe sales.

Gross Profit and Gross Margin.

Gross profit was $3.9 million compared with $4.5 million, a decrease of $0.6 million. Gross margin was 41.2% compared with 42.6%, a decrease of 1.4 percentage points. Gross margin was primarily impacted by unfavorable geographic mix and less efficient overhead absorption, partially offset by the benefit of higher margin G6 revenues and the reversal of a portion of the sales return reserve and warranty expense related to the voluntary recall of LIO products. For further information about this sales return reserve and warranty expense reversal, see footnote 10, “Subsequent Events.”

Gross margins are expected to fluctuate due to changes in the relative proportion of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and other factors.

Research and Development.

Research and development (“R&D”) expenses decreased by $0.2 million, or 17.6%, from $1.3 million to $1.1 million. The decrease in spending was primarily attributable to a decrease in salaries and related costs as a result of a decrease in headcount, partially offset by an increase in regulatory costs.

Sales and Marketing.

Sales and marketing expenses increased $1.2 million, or 38.6%, from $2.9 million to $4.1 million. The increase in spending was attributable to an increase in salaries and related costs due to an increase in headcount, commission expense, and other general selling and marketing expenses.

General and Administrative.

General and administrative expenses increased $0.3 million, or 15.7%, from $2.1 million to $2.4 million. The increase in spending was attributable to an increase in bonus expense, an increase in severance, an increase in our German operations and an increase in other public company reporting and compliance expenses.

Other Income (Expense), Net.

Other income, net amounted to $18 thousand, compared with other expense, net of $2 thousand. Other income (expense), net, consisted primarily of the change in expense associated with the re-measurement of the contingent liabilities, partially offset by interest income.

Income Taxes.

We recorded an income tax provision of $4 thousand and $6 thousand, respectively.

Liquidity and Capital Resources.

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of March 31, 2018, we had cash and cash equivalents of $18.5 million and working capital of $25.7 million compared to cash and cash equivalents of $21.7 million and working capital of $29.1 million as of December 30, 2017.

For the three months ended March 31, 2018, net cash used in operating activities was $2.7 million, primarily as a result of the net loss of $3.6 million, partially offset by non-cash items and changes in assets and liabilities. The non-cash items primarily consisted of stock-based compensation expense of $0.4 million and depreciation and amortization expense of $0.2 million. The net cash inflow from changes in assets and liabilities was primarily due to a decrease in accounts receivable of $1.5 million due to improved collections, partially offset by a decrease in accrued compensation of $0.7 million that resulted from the payout of accrued bonuses and a decrease in accrued warranty of $0.6 million that resulted from the reversal of the accrued warranty expense associated with the voluntary recall of LIO products shipped outside of the United States.

For the three months ended March 31, 2018, net cash used in investing activities was $0.4 million, which consisted of capital expenditures of $0.3 million for property and equipment and payment on the contingent earn-out liability of $0.1 million.

For the three months ended March 31, 2018, net cash used in financing activities was $0.1 million, which was used to pay for the net share settlement of equity awards and the related payroll taxes.

We believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs over the next 12 months.

 Contractual Obligations and Commitments.

Our contractual obligations and commitments as of March 31, 2018 are as follows:

(in thousands)	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Operating leases payments	$5,424	$1,127	$4,248	$49		$—
Purchase commitments	11,251	7,059	4,192	—		—
Total obligations	$16,675	$8,186	$8,440	$49	$

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. Our international revenues and costs for the three months ended March 31, 2018 were primarily denominated in U.S. dollars and therefore changes in foreign currency rates will not have an impact on our income statement or cash flows. However, increases in the value of the U.S. dollars against any local currencies could cause our products to become relatively more expensive to customers in a particular country or region, leading to reduced revenue or profitability in that country or region. As we continue to expand our international sales, our non-U.S. dollar denominated revenue and our exposure to gains and losses on international currency transactions may increase. Sales to direct end users transacted through our German office are denominated in Euros and will be subject to risks associated with the currency fluctuations. We currently do not engage in transactions to hedge against the risk of the currency fluctuation, but we may do so in the future.

Interest Rate Risk.

Our exposure to interest rate risk as of March 31, 2018 is related to our cash equivalent holdings, which is not material given the nature of our cash equivalent holdings. Since we have no fixed or variable interest rate debt outstanding, our interest expense is not affected by changes in interest rates. In the event we issue any new variable-rate debt in the future, increases in interest rates would increase the interest expense associated with the debt.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

If applicable, we have marked with an asterisk (*) those risk factors below that reflect substantive changes to the text of the risk factors included in our Annual Report on Form 10-K for the year ended December 30, 2017, which was filed with the SEC on March 14, 2018.

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

Our ability to sell our products and generate revenues depends upon our direct and independent sales forces within the United States, relationships with independent distributors outside the United States, and the establishment of our direct sales capabilities in Germany. Currently our direct and independent sales forces within the United States consist of approximately 20 employees and one independent representative, respectively. Our international independent distributors are managed by a team of five people. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are largely dependent on the efforts of these third parties. If any distributor breaches the terms of its distribution agreement with us or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory would be adversely affected.

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

We have increased and continue to increase our internal sales and marketing functions.  This growth may place a significant strain on our management, operating and financial systems and our sales, marketing, training and administrative resources. As a result of our growth, our operating costs may escalate even faster than planned, and some of our internal systems may need to be enhanced or replaced. For example, if we are unable to provide adequate training for our expanding sales force, our ability to fully utilize new sales and marketing resources may be adversely impacted, we could suffer reputational harm and our ability to maintain our installed base of customers may be negatively impacted.  If we cannot effectively manage our expanding operations and our costs, we may not be able to grow effectively or we may grow at a slower pace, and our business could be adversely affected.

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

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the first quarter of fiscal 2018, our international sales were $4.6 million, or 48.9% of total revenues. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. All of our international revenues and costs for the quarter ended March 31, 2018 have been denominated in U.S. dollars except for a sale transacted through our German subsidiary. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our U.S. dollar-denominated our products more expensive and thus less competitive in foreign markets and may negatively affect our reported revenue in any particular reporting period. Our international operations and sales are subject to a number of risks and potential costs, including:

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

•	any delays or reductions in product shipments, or product recalls, resulting from manufacturing, distribution or other operational issues;
•	the timing of the introduction and market acceptance of new products, product enhancements and new applications;
•	changes in demand for our existing line of ophthalmology products;
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

Our success and ability to compete is dependent, in part, upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. Our patent portfolio includes 26 active United States patents and 13 active foreign patents on the technologies related to our products and processes. In addition, we have 5 patent applications pending in the United States and 12 foreign patent applications pending. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Patents have a limited lifetime and once a patent expires competition may increase.

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

*If we experience a significant disruption in our information technology systems or breaches of data security, our business could be adversely affected.

          We rely on information technology systems to keep financial records and corporate records, communicate with staff and external parties and operate other critical functions, including sales and manufacturing processes. Our information technology systems are potentially vulnerable to disruption due to breakdown or malicious intrusion and computer viruses. If we were to experience a prolonged system disruption in our information technology systems, it could negatively impact the coordination of our sales, planning and manufacturing activities, which could adversely affect our business. In addition, in order to maximize our information technology efficiency, we have physically consolidated our primary corporate data and computer operations. This concentration, however, exposes us to a greater risk of disruption to our internal information technology systems. Although we maintain offsite back-ups of our data, if operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring function on an acceptable time frame.

          In addition, our information technology systems are potentially vulnerable to cyber-attacks or other data security breaches-whether by employees or others-which may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of sensitive and confidential information of our employees, customers, suppliers and others, any of which could have a material adverse effect on our business, financial condition and results of operations.

          While we have implemented a number of protective measures, including firewalls, antivirus and malware detection tools, patches, log monitors, routine back-ups, system audits, routine password modifications and disaster recovery procedures, such measures may not be adequate or implemented properly to prevent or fully address the adverse effect of such events, and in some cases we may be unaware of an incident or its magnitude and effects. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code that affected 2017, the current year and onwards, including, but not limited to, a reduction of the U.S. federal corporate tax rate from as high as 35% to 21%, a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, net operating loss deduction limitations, and 100% disallowance of entertainment expense.

In addition on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income taxes for the year ended December 31, 2017.    In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the tax Act for which the accounting under ASC 740 is complete.  The Company is still within the measurement period as of first quarter of 2018 and no further conclusions have been made, as the Company reviews the law change and the impact to the Company.

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

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including changes in foreign currency exchange rates, quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. For the first quarter of 2018, the trading price of our common stock fluctuated from $5.72 per share to a high of $8.28 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

Sales or issuances of a substantial amount of securities, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock. As of March 31, 2018, we had 11,637,361 shares of common stock outstanding, all of which were, and continue to be, eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. Future resales of our common stock by our existing stockholders could cause the market price of our common stock to decline.

As of March 31, 2018, holders of an aggregate of 982,742 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our other stockholders. In addition, the shares of common stock subject to outstanding options and restricted stock units under our 2008 Equity Incentive Plan and the shares reserved for future issuance under the Incentive Plan may become eligible for sale in the public markets in the future, subject to certain legal and control limitations.

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

Our directors, executive officers, current five percent or greater stockholders and affiliated entities together beneficially own a significant portion of our common stock outstanding as of March 31, 2018. Having such a concentration of ownership may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from seeking to acquire, a majority of our outstanding common stock or control of our board of directors through a proxy solicitation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

          None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Title
3.1 (1) (P)	Amended and Restated Certificate of Incorporation of Registrant.
3.2 (2)	Amended and Restated Bylaws of Registrant.
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.CAL	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

IRIDEX Corporation (Registrant)

Date: May 8, 2018	By:	/s/ WILLIAM M. MOORE
		Name:	William M. Moore
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2018	By:	/s/ ATABAK MOKARI
		Name:	Atabak Mokari
		Title:	Chief Financial Officer and Vice President of Corporate Development (Principal Financial Officer)

Date: May 8, 2018	By:	/s/ ROMEO R. DIZON
		Name:	Romeo R. Dizon
		Title:	Vice President and Controller (Principal Accounting Officer)