Form 10-Q
period 2018-06-30
IRIDEX CORP
filed 2018-08-08
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☑     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of common stock, $0.01 par value, issued and outstanding as of July 19, 2018 was 11,664,179.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

IRIDEX Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share and per share data)

	June 30, 2018	December 30, 2017 (1)
ASSETS
Current assets:
Cash and cash equivalents	$16,045	$21,707
Accounts receivable, net of allowance for doubtful accounts of $213 as of June 30, 2018 and $226 as of December 30, 2017	7,142	7,863
Inventories	9,093	9,381
Prepaid expenses and other current assets	653	500
Total current assets	32,933	39,451
Property and equipment, net	1,396	1,403
Intangible assets, net	108	116
Goodwill	533	533
Other long-term assets	173	143
Total assets	$35,143	$41,646
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,243	$1,724
Accrued compensation	2,392	2,459
Accrued expenses	2,322	2,153
Accrued warranty	762	1,536
Deferred revenue	2,316	2,520
Total current liabilities	10,035	10,392
Long-term liabilities:
Accrued warranty	164	199
Other long-term liabilities	511	533
Total liabilities	10,710	11,124
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding 11,663,838 and 11,596,274 shares as of June 30, 2018 and December 30, 2017, respectively	126	126
Additional paid-in capital	60,138	59,385
Accumulated other comprehensive income	41	-
Accumulated deficit	(35,872)	(28,989)
Total stockholders’ equity	24,433	30,522
Total liabilities and stockholders’ equity	$35,143	$41,646

(1)	Derived from the audited consolidated financial statements included in the Annual Report on Form 10-K filed with the SEC for the year ended December 30, 2017.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Total revenues	$10,304	$10,002	$19,813	$20,485
Cost of revenues	6,036	5,507	11,623	11,525
Gross profit	4,268	4,495	8,190	8,960
Operating expenses:
Research and development	901	1,369	2,005	2,708
Sales and marketing	4,168	3,654	8,218	6,577
General and administrative	2,481	2,213	4,866	4,274
Total operating expenses	7,550	7,236	15,089	13,559
Loss from operations	(3,282)	(2,741)	(6,899)	(4,599)
Other income (expense), net	6	(1)	24	(3)
Loss from operations before provision for income taxes	(3,276)	(2,742)	(6,875)	(4,602)
Provision for income taxes	4	8	8	14
Net loss	$(3,280)	$(2,750)	$(6,883)	$(4,616)
Net loss per share:
Basic	$(0.28)	$(0.24)	$(0.59)	$(0.40)
Diluted	$(0.28)	$(0.24)	$(0.59)	$(0.40)
Weighted average shares used in computing net loss per common share:
Basic	11,644	11,546	11,636	11,532
Diluted	11,644	11,546	11,636	11,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net loss	$(3,280)	$(2,750)	$(6,883)	$(4,616)
Foreign currency translation adjustments	18	—	41	—
Comprehensive loss	$(3,262)	$(2,750)	$(6,842)	$(4,616)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended
	June 30, 2018	July 1, 2017
Operating activities:
Net loss	$(6,883)	$(4,616)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	395	417
Change in fair value of earn-out liability	55	61
Stock-based compensation	843	836
Provision for doubtful accounts	—	10
Changes in operating assets and liabilities:
Accounts receivable	721	2,966
Inventories	282	255
Prepaid expenses and other current assets	(153)	(38)
Other long-term assets	(30)	31
Accounts payable	519	(214)
Accrued compensation	(67)	(188)
Accrued expenses	145	(325)
Accrued warranty	(809)	63
Deferred revenue	(204)	(38)
Other long-term liabilities	133	31
Net cash used in operating activities	(5,053)	(749)
Investing activities:
Acquisition of property and equipment	(374)	(436)
Payment on earn-out liability	(186)	(178)
Net cash used in investing activities	(560)	(614)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	2,263
Proceeds from stock option exercises	62	215
Taxes paid related to net share settlements of equity awards	(152)	(268)
Net cash (used in) provided by financing activities	(90)	2,210
Effect of foreign exchange rate changes	41	-
Net (decrease) increase in cash and cash equivalents	(5,662)	847
Cash and cash equivalents, beginning of period	21,707	23,747
Cash and cash equivalents, end of period	$16,045	$24,594
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$9	$15
Supplemental disclosure of non-cash activities:
Transfer of inventory to property and equipment	$6	$—

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017, which was filed with the Securities and Exchange Commission (“SEC”) on March 14, 2018. The results of operations for the three and six months ended June 30, 2018 and July 1, 2017 are not necessarily indicative of the results for the fiscal year ending December 29, 2018 or any future interim period. The three months periods ended June 30, 2018 and July 1, 2017, each had 13 weeks. For purposes of reporting the financial results, the Company’s fiscal years end on the Saturday closest to the end of December. Periodically, the Company includes a 53rd week to a year in order to end that year on the Saturday closest to the end of December.

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

(1)

Product Sale Only: The Company’s products consist of laser consoles, delivery devices and consumable instrumentation, including laser probes. The Company’s products are currently sold for use by ophthalmologists specializing in the treatment of eye disease in the retina and glaucoma eye diseases.  Inside the United States and Germany the products are sold directly to the end users.  In other countries outside of the United States, the Company utilizes independent, third-party distributors to market and sell the Company’s products. There is no continuing obligation subsequent to the shipment to the distributors.

Under the new guidance, there is no change in our revenue recognition for product-sale-only transactions, as compared to revenue recognition for these transactions under the prior revenue recognition standards. For a description of our prior revenue recognition standards, see Note 2 to the consolidated financial statements included as part of our Annual Report on Form 10-K for the period ended December 30, 2017. The Company recognizes revenue from product sale at a point in time.  When a system or disposables are sold without any additional deliverables, the Company recognizes revenue using the five-step model: (1) identifying the contract with the customer, (2) identifying the performance obligations in the contract, (3) determining expected transaction price, (4) allocating the transaction price to the distinct performance obligations in the contract, and (5) recognizing revenue when (or as) the performance obligations are satisfied.

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

(5)

Royalty Revenue: The Company has royalty agreements with two customers related to sale of the Company’s intellectual property. Under the terms of these agreements, the customer is to remit a percentage of sales to the Company.

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

We market our products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of our customers and maintains an allowance for potential credit losses. Historically, we have not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the three month periods ended June 30, 2018 and July 1, 2017 no single customer accounted for more than 10% of total revenues. As of June 30, 2018 and December 30, 2017,  no single customer accounted for over 10% of our accounts receivable.

During the six months ended June 30, 2018, two vendors represented 10% or more of purchases, accounting for 26% of the Company’s purchases. During the three months ended June 30, 2018, two vendors represented 10% or more of purchases, accounting for 27% of the Company’s purchases. No vendor represented 10% or more of the Company’s purchases for the three and six months ended July 1, 2017.

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

A reconciliation of the changes in the Company’s deferred revenue balance for the six months ended June 30, 2018 and July 1, 2017 is as follows:

	Six Months Ended
	June 30, 2018	July 1, 2017
Balance, beginning of period	$2,520	$1,383
Additions to deferral	1,142	590
Revenue recognized	(1,346)	(628)
Balance, end of period	$2,316	$1,345

Warranty.

The Company currently provides a two year full warranty on its products. In addition, beginning in March 2017, the Company began to offer a five year warranty on the laser heads for its IQ 532/577 laser consoles. The associated costs of these warranties are accrued for upon shipment of the products. The Company had previously provided a one to two year warranty on its product. Actual warranty costs incurred have not materially differed from those accrued. In March 2018, we have reversed the warranty expense associated with products shipped outside of the United States that were accrued in December 2017 as these reserves are no longer deemed required. The Company’s warranty policy is applicable to products which are considered defective in their performance or fail to meet the product specifications. Warranty costs are reflected in the statement of operations as cost of revenues.

A reconciliation of the changes in the Company’s warranty liability for the six months ended June 30, 2018 and July 1, 2017 is as follows:

	Six Months Ended
	June 30, 2018	July 1, 2017
Balance, beginning of period	$1,735	$603
Accruals for product warranties	(345)	203
Cost of warranty claims	(464)	(140)
Balance, end of period	$926	$666

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

In February 2016, the FASB issued ASU 2016-02, “Leases,” which, along with amendments issued in 2018, modified lessee accounting guidance under Topic 840. This ASU requires the Company to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with terms of more than twelve months. This ASU also requires disclosures enabling the users of financial statements to understand the amount, timing and uncertainty of cash flows arising from leases. This new standard will become effective for annual periods beginning after December 15, 2018 (including interim reporting periods within those periods). Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently evaluating the effect of the adoption of this guidance on its consolidated financial statements.

         In July 2018, the FASB issued ASU 2018-09, “Codification Improvements,” which clarifies and makes minor improvements to the Codification. The amendments impacts various areas, such as Subtopic 220-10, Income Statement-Reporting Comprehensive Income-Overall; Subtopic 718-740, Compensation-Stock Compensation-Income Taxes; and Subtopic 820-10, Fair Value

Measurement-Overall. The guidance is effective for annual periods beginning after December 15, 2018. The Company is currently evaluating the effect of the adoption of this guidance on its consolidated financial statements.

3. Inventories

The components of the Company’s inventories as of June 30, 2018 and December 30, 2017 are as follows:

	June 30, 2018	December 30, 2017
Raw materials	$2,781	$4,147
Work in process	1,076	1,567
Finished goods	5,236	3,667
Total inventories	$9,093	$9,381

4. Goodwill and Intangible Assets

Goodwill.

The carrying value of goodwill was $0.5 million as of June 30, 2018 and December 30, 2017.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an annual impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceed the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test during the second quarter of fiscal 2018 and determined that its goodwill was not impaired. As of June 30, 2018, the Company had not identified any factors that indicated there was an impairment of its goodwill and determined that no additional impairment analysis was then required.

Intangible Assets.

The following table summarizes the components of gross and net intangible asset balances:

	June 30, 2018				December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relations	240	132	108	6.75 Years	240	124	116

For the six months ended June 30, 2018 and July 1, 2017, amortization expense totaled $8 thousand for each period.

The amortization of customer relations was charged to sales and marketing expense and the amortization of patents was charged to cost of revenues. Future estimated amortization expense (in thousands):

Fiscal Year:
2018 (six months)	$8
2019	16
2020	16
2021	16
2022	16
Thereafter	36
Total	$108

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of June 30, 2018 and December 30, 2017, approximate fair value because of the short maturity of these instruments.

As of June 30, 2018 and December 30, 2017, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows:

	As of June 30, 2018				As of December 30, 2017
	Fair Value Measurements				Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$15,328	$—	$—	$15,328	$20,950	$—	$—	$20,950
Liabilities:
Earn-out liability	$—	$—	$441	$441	$—	$—	$572	$572

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

The following tables present quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of June 30, 2018 and December 30, 2017.

As of June 30, 2018	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Weighted Average (range)
Earn-out liability	$441	Discounted cash flow	Projected royalties (in thousands)	$1,438
			Discount rate	10.41% (10.41% - 27.00%)

As of December 30, 2017	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Weighted Average (range)
Earn-out liability	$572	Discounted cash flow	Projected royalties (in thousands)	$1,622
			Discount rate	10.90% (10.90% - 27.00%)

A reconciliation of the changes in the Company’s earn-out liability (Level 3 liability) for the six months ended June 30, 2018 and July 1, 2017 is as follows:

	Six Months Ended
(in thousands)	June 30, 2018	July 1, 2017
Balance as of beginning of the period	$572	$694
Payments against earn-out	(186)	(178)
Change in fair value of earn-out liability	55	61
Balance as of the end of the period	$441	$577

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

2008 Equity Incentive Plan.

For the six months ended June 30, 2018, the only active stock-based compensation plan was the 2008 Equity Incentive Plan (the “Incentive Plan”). The terms of awards granted during the six months ended June 30, 2018 were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 30, 2017.

Summary of Stock Options

The following table summarizes information regarding activity under the Incentive Plan during the six months ended June 30, 2018:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding as of December 30, 2017	857,311	$9.49
Granted	91,800	$6.10
Exercised	(16,250)	$3.80
Canceled or forfeited	(42,538)	$10.97
Outstanding as of June 30, 2018	890,323	$9.17	$225

The weighted average grant date fair value of the options granted under the Incentive Plan as calculated using the Black-Scholes option-pricing model was $2.32 and $4.22 per share for the three months ended June 30, 2018 and July 1, 2017, respectively. The weighted average grant date fair value of the options granted under the Incentive Plan as calculated using the Black-Scholes option-pricing model was $2.28 and $4.92 per share for the six months ended June 30, 2018 and July 1, 2017, respectively.

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards (options) with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Average risk free interest rate	2.65%	1.70%	2.60%	1.75%
Expected life (in years)	4.55 years	4.55 years	4.55 years	4.55 years
Dividend yield	—%	—%	—%	—%
Average volatility	40%	43%	40%	42%

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

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended June 30, 2018 and July 1, 2017:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Cost of revenues	$21	$56	$45	$92
Research and development	60	67	120	111
Sales and marketing	83	106	179	179
General and administrative	251	215	499	454
	$415	$444	$843	$836

Stock-based compensation expense capitalized to inventory was immaterial for the quarters ended June 30, 2018 and July 1, 2017.

Occasionally, the Company will grant stock-based instruments to non-employees. During the six months ended June 30, 2018 and July 1, 2017, the amount of stock-based compensation related to non-employee options was not material.

Information regarding stock options outstanding, vested, expected to vest, and exercisable as of June 30, 2018 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Options outstanding	890,323	$9.17	5.10	$225
Options vested and expected to vest	826,224	$9.17	5.03	$214
Options exercisable	284,733	$8.72	3.30	$147

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of June 30, 2018, that would have been received by option holders had all option holders exercised their stock options as of that date. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the three months ended June 30, 2018 and July 1, 2017 was approximately $32 thousand and $71 thousand, respectively.

As of June 30, 2018, there was $3.5 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements under the Incentive Plan. The cost is expected to be recognized over a weighted average period of 3.04 years.

Summary of Restricted Stock Units and Awards

Information regarding the restricted stock units (“RSUs”) activity for the six months ended June 30, 2018 is summarized below:

Number of Shares
Outstanding as of December 30, 2017	361,148
Restricted stock units granted	36,750
Restricted stock units released	(66,377)
Restricted stock units forfeited	(2,750)
Outstanding as of June 30, 2018	328,771

During the six months ended June 30, 2018, the Company awarded 36,750 restricted stock units at a weighted-average grant date fair value of $6.90 per share.

RSUs granted with market conditions are valued using a Monte Carlo simulation model and compensation expense is recognized ratably during the service period even if the market condition is not satisfied. To the extent that the market condition is not met, the RSUs will not vest and will be cancelled. No RSUs with market conditions were granted during the three months ended June 30, 2018.

RSUs granted with performance conditions are valued at the grant date fair value of the underlying common shares. The Company makes a determination regarding the probability of the performance criteria being achieved and compensation expense is recognized ratably over the vesting period, if it is expected that the performance criteria will be met.

Information regarding the RSUs granted with performance conditions activity for the six months ended June 30, 2018 is summarized below:

Number of Shares
Outstanding as of December 30, 2017	4,301
Restricted stock awards granted	—
Restricted stock awards released	(4,301)
Outstanding as of June 30, 2018	-

During the six months ended June 30, 2018, the Company awarded no RSUs granted with performance conditions.

7. Income Taxes

Provision for Income Tax.

The Company calculates its interim tax provision in accordance with the provisions of ASC 740-270, Income Taxes; Interim Reporting. For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur.  The Company recorded a provision for income tax of $8 thousand and $14 thousand for the six months ended June 30, 2018 and July 1, 2017, respectively.

In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No.118 (SAB 118) to provide guidance on the application of the Tax Reform Act when a company does not have necessary information available, prepared, or analyzed to reflect the effects of the Tax Reform Act. SAB 118 provides guidance for companies under three scenarios (1) measurement of certain income tax effects is complete, (2) measurement of certain income tax effect can be reasonably estimated, and (3) measurement of certain income tax effects cannot be reasonably estimated.  Companies are to complete the accounting under ASC 740 in regards to the Tax Reform Act within a measurement period that does not extend one year from the date of enactment (i.e., December 22, 2018).  The Company is still within the measurement period as of the end of the second quarter of 2018 and the Company is continuing to review the impact of the adoption of the Tax Reform Act on the Company.

Deferred Income Taxes.

The Company accounts for income taxes in accordance with ASC topic 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. As of the fourth quarter of fiscal year 2017, based on the Company’s recent history of earnings and its forecasted losses, management believes on the more likely than not basis that a full valuation allowance is required. Accordingly, in the fourth quarter of fiscal year 2017, the company provided a full valuation allowance on its federal and states deferred tax assets.

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

For the six months ended June 30, 2018 and July 1, 2017, stock options, RSUs, and Restricted Stock Awards (“RSAs”) to purchase 1,219,094 and 773,318 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding.

A reconciliation of the numerator and denominator of basic and diluted net loss per common share is provided as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Numerator:
Net loss	$(3,280)	$(2,750)	$(6,883)	$(4,616)
Denominator:
Weighted average shares of common stock (basic)	11,644	11,546	11,636	11,532
Effect of dilutive preferred shares	-	-	-	-
Weighted average shares of common stock (diluted)	11,644	11,546	11,636	11,532
Per share data:
Basic net loss per share	$(0.28)	$(0.24)	$(0.59)	$(0.40)
Diluted net loss per share	$(0.28)	$(0.24)	$(0.59)	$(0.40)

9. Business Segments

The Company operates in one segment, ophthalmology. The Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service, and support activities.

Revenue information shown by geographic region, based on the sales destination, is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
United States	$5,114	$5,882	$9,974	$11,586
Europe	2,226	1,840	4,660	3,775
Rest of Americas	656	555	1,308	1,164
Asia/Pacific Rim	2,308	1,725	3,871	3,960
	$10,304	$10,002	$19,813	$20,485

Revenues are attributed to countries based on location of end customers.

No individual country accounted for more than 10% of the Company’s revenues, other than the United States. United States accounted for 49.6% and 58.8% of revenues for the three month periods ended June 30, 2018 and July 1, 2017, respectively. For the six month period ended June 30, 2018 and July 1, 2017, the United States accounted for 50.3% and 56.6% of sales, respectively. International sales, other than the United States, accounted for 50.4% and 41.2% of revenues for the three month periods ended June 30, 2018 and July 1, 2017, respectively. For the six month period ended June 30, 2018 and July 1, 2017, International sales, other than the United States, accounted for 49.7% and 43.4% of sales, respectively.

No customer accounted for more than 10% of total revenues for the three month periods ended June 30, 2018 or July 1, 2017.

No customer accounted for more than 10% of accounts receivable balance as of June 30, 2018 or July 1, 2017.

10. Subsequent Events

          The Company has evaluated subsequent events and has concluded that no subsequent events that require disclosure in the financial statements have occurred since the quarter ended June 30, 2018.

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

Results of Operations

The following table sets forth certain operating data as a percentage of revenues:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	58.6%	55.1%	58.7%	56.3%
Gross margin	41.4%	44.9%	41.3%	43.7%
Operating expenses:
Research and development	8.7%	13.7%	10.1%	13.2%
Sales and marketing	40.5%	36.5%	41.5%	32.1%
General and administrative	24.1%	22.1%	24.6%	20.9%
Total operating expenses	73.3%	72.3%	76.2%	66.2%
Loss from operations	(31.9%)	(27.4%)	(34.8%)	(22.5%)
Other income (expense), net	0.1%	(0.0%)	0.1%	(0.0%)
Loss from operations before provision for income taxes	(31.8%)	(27.4%)	(34.7%)	(22.5%)
Provision for income taxes	0.0%	0.1%	0.0%	0.1%
Net loss	(31.8%)	(27.5%)	(34.7%)	(22.6%)

The following comparisons are between the three month periods ended June 30, 2018 and July 1, 2017:

Revenues.

(in millions)	Three Months Ended	Three Months Ended
	June 30, 2018	July 1, 2017	Change in $	Change in %
Systems – domestic	$1,305	$1,833	$(528)	(28.8%)
Systems – international	3,257	2,464	793	32.2%
Recurring revenues	5,742	5,705	37	0.6%
Total revenues	$10,304	$10,002	$302	3.0%

Our total revenues increased $0.3 million, or 3.0%, from $10.0 million to $10.3 million for the second quarter of fiscal year 2018. The increase is due mainly from an increase in international systems sales of $0.8 million, which more than offset the decrease in domestic retina system sales of $0.5 million.  Domestic system sales were negatively impacted by our voluntary recall of a specific laser accessory called the TruFocus LIO Premiere™ (“LIO”) in the prior quarter.  Recurring revenues were flat as an increase in G6 related probes, offset a decrease in legacy probe sales.

Gross Profit and Gross Margin.

Gross profit was $4.3 million compared with $4.5 million, a decrease of $0.2 million. Gross margin was 41.4% compared with 44.9%, a decrease of 3.5 percentage points. Gross margin was primarily impacted by unfavorable geographic mix, partially offset by higher margin G6 revenue and a decrease in manufacturing overhead spending.

Gross margins are expected to fluctuate due to changes in the relative proportion of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and other factors.

Research and Development.

Research and development (“R&D”) expenses decreased by $0.5 million, or 34.2%, from $1.4 million to $0.9 million. The decrease in spending was primarily attributable to a decrease in salaries and related costs as a result of a decrease in headcount.

Sales and Marketing.

Sales and marketing expenses increased $0.5 million, or 14.1%, from $3.7 million to $4.2 million. The increase in spending was attributable to an increase in salaries and related costs due to an increase in headcount, commission expense, and other general selling and marketing expenses.

General and Administrative.

General and administrative expenses increased $0.3 million, or 12.1%, from $2.2 million to $2.5 million. The increase in spending was attributable to an increase in legal expenses, an increase in our German operations and an increase in salaries and related costs due to an increase in headcount.

Other Income (Expense), Net.

Other income, net amounted to $6 thousand, compared with other expense, net of $1 thousand. Other income (expense), net, consisted primarily of the change in expense associated with the re-measurement of contingent liabilities, partially offset by interest income.

Income Taxes.

We recorded an income tax provision of $4 thousand and $8 thousand, respectively.

The following comparisons are between the six month periods ended June 30, 2018 and July 1, 2017:

Revenues.

(in millions)	Six Months Ended	Six Months Ended
	June 30, 2018	July 1, 2017	Change in $	Change in %
Systems – domestic	$2,558	$3,966	$(1,408)	(35.5%)
Systems – international	5,880	5,436	444	8.2%
Recurring revenues	11,375	11,083	292	2.6%
Total revenues	$19,813	$20,485	$(672)	(3.3%)

Our total revenues decreased $0.7 million, or 3.3%, from $20.5 million to $19.8 million for the first six months of fiscal year 2018. The decrease is due mainly to a decrease in domestic systems sales of $1.4 million, partially offset by an increase in international system sales of $0.4 million. Domestic system sales were negatively impacted by our voluntary recall in the prior quarter.

Our recurring revenues increased by $0.3 million due to an increase in G6 related probes, partially offset by a decrease in legacy probe sales.

Gross Profit and Gross Margin.

Gross profit was $8.2 million compared with $9.0 million, a decrease of $0.8 million.  Gross margin was 41.3% compared with 43.7%, a decrease of 2.4 percentage points. Gross margin was primarily impacted by unfavorable geographic mix, partially offset by higher margin G6 revenues and a decrease in manufacturing variances.

Gross margins are expected to fluctuate due to changes in the relative proportion of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and other factors.

Research and Development.

Research and development (“R&D”) expenses decreased by $0.7 million, or 26.0%, from $2.7 million to $2.0 million. The decrease in spending was primarily attributable to a decrease in salaries and related costs as a result of a decrease in headcount.

Sales and Marketing.

Sales and marketing expenses increased $1.6 million, or 25.0%, from $6.6 million to $8.2 million. The increase in spending was attributable to an increase in salaries and related costs due to an increase in headcount, commission expense, and other general selling and marketing expenses.

General and Administrative.

General and administrative expenses increased $0.6 million, or 13.9%, from $4.3 million to $4.9 million. The increase in spending was attributable to an increase in our German operations, legal expenses, and an increase in salaries and related costs due to an increase in headcount.

Other Income (Expense), Net.

Other income, net amounted to $24 thousand, compared with other expense, net of $3 thousand. Other income (expense), net, consisted primarily of the change in expense associated with the re-measurement of contingent liabilities, partially offset by interest income.

Income Taxes.

We recorded an income tax provision of $8 thousand and $14 thousand, respectively.

Liquidity and Capital Resources.

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of June 30, 2018, we had cash and cash equivalents of $16.0 million and working capital of $22.9 million compared to cash and cash equivalents of $21.7 million and working capital of $29.1 million as of December 30, 2017.

For the six months ended June 30, 2018, net cash used in operating activities was $5.1 million, primarily as a result of the net loss of $6.9 million, partially offset by non-cash items and changes in assets and liabilities. The non-cash items primarily consisted of stock-based compensation expense of $0.8 million and depreciation and amortization expense of $0.4 million. The net cash inflow from changes in assets and liabilities was primarily due to a decrease in account receivable of $0.7 million due to improved collection, decrease in inventories of $0.3 million, partially offset by an increase in account payable of $0.5 million, decrease in accrued warranty of $0.8 million and decrease in deferred revenue of $0.2 million.

For the six months ended June 30, 2018, net cash used in investing activities was $0.6 million, which consisted of $0.4 million on capital expenditures and $0.2 million for payment of the contingent earn-out liability.

For the six months ended June 30, 2018, net cash used in financing activities was $0.1 million, which consisted of $0.1 million net proceeds arising from the issuance of common stock and $0.2 million to pay the net share settlement of equity awards and related payroll taxes.

We believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs over the next 12 months.

 Contractual Obligations and Commitments.

Our contractual obligations and commitments as of June 30, 2018 are as follows:

(in thousands)	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Operating leases payments	$5,127	$1,200	$3,904	$23		$—
Purchase commitments	14,496	5,502	8,994	—		—
Total obligations	$19,623	$6,702	$12,898	$23	$

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. Our international revenues and costs for the six months ended June 30, 2018 were primarily denominated in U.S. dollars and therefore changes in foreign currency rates will not have an impact on our income statement or cash flows. However, increases in the value of the U.S. dollars against any local currencies could cause our products to become relatively more expensive to customers in a particular country or region, leading to reduced revenue or profitability in that country or region. As we continue to expand our international sales, our non-U.S. dollar denominated revenue and our exposure to gains and losses on international currency transactions may increase. Sales to direct end users transacted through our German office are denominated in Euros and will be subject to risks associated with the currency fluctuations. We currently do not engage in transactions to hedge against the risk of the currency fluctuation, but we may do so in the future.

Interest Rate Risk.

Our exposure to interest rate risk as of June 30, 2018 is related to our cash equivalent holdings, which is not material given the nature of our cash equivalent holdings. Since we have no fixed or variable interest rate debt outstanding, our interest expense is not affected by changes in interest rates. In the event we issue any new variable-rate debt in the future, increases in interest rates would increase the interest expense associated with the debt.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our ability to sell our products and generate revenues depends upon our direct and independent sales forces within the United States, relationships with independent distributors outside the United States, and the establishment of our direct sales capabilities in Germany. Currently our direct and independent sales forces within the United States consist of approximately 21 employees and one independent representative, respectively. Our international independent distributors are managed by a team of five people. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are largely dependent on the efforts of these third parties. If any distributor breaches the terms of its distribution agreement with us or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory would be adversely affected.

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

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the second quarter of fiscal 2018, our international sales were $5.2 million, or 50.4% of total revenues. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. All of our international revenues and costs for the quarter ended June 30, 2018 have been denominated in U.S. dollars except for a sale transacted through our German subsidiary. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our U.S. dollar-denominated our products more expensive and thus less competitive in foreign markets and may negatively affect our reported revenue in any particular reporting period. Our international operations and sales are subject to a number of risks and potential costs, including:

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

Our success and ability to compete is dependent, in part, upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. Our patent portfolio includes 22 active United States patents and 13 active foreign patents on the technologies related to our products and processes. In addition, we have 5 patent applications pending in the United States and 12 foreign patent applications pending. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Patents have a limited lifetime and once a patent expires competition may increase.

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

On February 23, 2018, we initiated a voluntary recall of a specific laser accessory called the TruFocus LIO Premiere™ (“LIO”). The LIO is a head mounted indirect ophthalmoscopes that connects to our laser console and is used to view and perform retina laser treatment on a patient’s eye. There are 104 TruFocus LIO Premiere units at customer sites worldwide. We have received reports of three adverse events occurring during procedures in which the TruFocus LIO Premiere was used.

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

*Divestitures of some of our businesses or product lines may materially and adversely affect our financial condition, results of operations or cash flows and require us to raise additional capital to replace revenue from those business units or product lines.

We evaluate the performance and strategic fit of all of our businesses and may sell businesses or product lines. Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of our business, the potential loss of key employees and the retention of uncertain environmental or other contingent liabilities related to the divested business. In addition, divestitures may result in significant asset impairment charges, including those related to goodwill and other intangible assets, and the loss of revenue which could have a material adverse effect on our financial condition and results of operations. In addition, we may need to raise additional capital to replace the revenue generated from the business or product line that is divested and we can provide no assurance that such capital will be available or available on terms that are acceptable to us. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line, and any divestiture we undertake could materially and adversely affect our business, financial condition, results of operations and cash flows, and may also result in diversion of management attention, operational difficulties and losses.

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

In addition on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income taxes for the year ended December 31, 2017.    In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the tax Act for which the accounting under ASC 740 is complete.  The Company is still within the measurement period as of second quarter of 2018 and no further conclusions have been made, as the Company reviews the law change and the impact to the Company.

*Significant developments resulting from recent and potential changes in United States trade policies could have a material adverse effect on us.

Certain of our materials may be subject to the effects of various trade agreements, treaties and tariffs. The current U.S. presidential administration has publicly stated its intention to renegotiate or withdraw from the North American Free Trade Agreement and has imposed tariffs on various goods from various countries, including China, Canada and the European Union (“EU”), and announced intentions to impose furthermore significant tariffs on certain United States imports. As a result, Canada, the EU, China and other countries have responded with retaliatory tariffs on certain United States exports. We cannot predict the effect these and potential additional tariffs will have on our business, including in the context of escalating trade tensions. Further tariffs, additional taxes, or trade barriers, both domestically and internationally, may affect our selling and/or manufacturing costs and margins, the competitiveness of our products, or our ability to sell products or purchase necessary equipment and supplies, and consequently affect our business, results of operations, or financial conditions. To the extent that trade tariffs and other restrictions imposed by the United States increase the price of, or limit the amount of, raw materials and finished goods imported into the United States, the costs of our raw materials may be adversely affected and the demand from our customers for products and services may be diminished, which could adversely affect our revenues and profitability.

In addition, these potential developments and any market perceptions concerning these and related issues and the attendant regulatory uncertainty regarding, for example, the posture of governments with respect to international trade, could have a material adverse effect on global trade and economic growth which, in turn can adversely affect our business. Furthermore, changes in United States trade policy have resulted and could result in additional reactions from United States trading partners and other countries, including adopting responsive trade policies that make it more difficult or costly for us to export our products to those countries. We sell a significant majority of our products into countries outside the United States and we purchase a significant portion of equipment and supplies from suppliers outside the United States. These measures could also result in increased costs for goods imported into the U.S. or may cause us to adjust our worldwide supply chain. Any of these effects could require us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, may result in lowering our margin on products sold.

We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impacts on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the United States economy, which in turn could adversely impact our business, financial condition and results of operations.

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

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including changes in foreign currency exchange rates, quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. For the second quarter of 2018, the trading price of our common stock fluctuated from $5.33 per share to a high of $7.24 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

Future sales and issuances of securities could negatively affect our stock price and dilute the ownership interest of our existing investors.

Future sales or issuances of securities by us could decrease the value of our common stock, dilute stockholders’ voting power and reduce future potential earnings per share. To raise capital, we may sell common stock, convertible securities or other equity-linked securities in one or more transactions at prices and in a manner we determine from time to time. If we sell additional equity securities, the ownership interest of existing investors or the EPS maybe materially diluted. Additionally, new investors could gain rights, preferences and privileges senior to those of existing holders of our common stock. We may also issue debt securities, which may impose restrictive covenants on our operations or otherwise adversely affect the holdings or the rights of our stockholders.

Sales or issuances of a substantial amount of securities, or the perception that such sales could occur, may cause a decline in the price of our common stock. As of June 30, 2018, we had 11,663,838 shares of common stock outstanding, all of which were, and continue to be, eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. Future resales of our common stock by our existing stockholders could cause the market price of our common stock to decline.

As of June 30, 2018, holders of an aggregate of 982,742 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our other stockholders. In addition, the shares of common stock subject to outstanding options and restricted stock units under our 2008 Equity Incentive Plan and the shares reserved for future issuance under the Incentive Plan may become eligible for sale in the public markets in the future, subject to certain legal and control limitations.

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

Our directors, executive officers, current five percent or greater stockholders and affiliated entities together beneficially own a significant portion of our common stock outstanding as of June 30, 2018. Having such a concentration of ownership may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from seeking to acquire, a majority of our outstanding common stock or control of our board of directors through a proxy solicitation.

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

IRIDEX Corporation (Registrant)

Date: August 8, 2018	By:	/s/ WILLIAM M. MOORE
		Name:	William M. Moore
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2018	By:	/s/ ATABAK MOKARI
		Name:	Atabak Mokari
		Title:	Chief Financial Officer and Vice President of Corporate Development (Principal Financial Officer)

Date: August 8, 2018	By:	/s/ ROMEO R. DIZON
		Name:	Romeo R. Dizon
		Title:	Vice President and Controller (Principal Accounting Officer)