Form 10-Q
period 2018-09-29
IRIDEX CORP
filed 2018-11-06
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2018

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

The number of shares of common stock, $0.01 par value, issued and outstanding as of October 25, 2018 was 13,594,140.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

IRIDEX Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share and per share data)

	September 29, 2018	December 30, 2017 (1)
ASSETS
Current assets:
Cash and cash equivalents	$23,725	$21,707
Accounts receivable, net of allowance for doubtful accounts of $213 as of September 29, 2018 and $226 as of December 30, 2017	8,430	7,863
Inventories	8,725	9,381
Prepaid expenses and other current assets	492	500
Total current assets	41,372	39,451
Property and equipment, net	1,312	1,403
Intangible assets, net	104	116
Goodwill	533	533
Other long-term assets	216	143
Total assets	$43,537	$41,646
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,552	$1,724
Accrued compensation	2,284	2,459
Accrued expenses	2,643	2,153
Accrued warranty	694	1,536
Deferred revenue	2,217	2,520
Total current liabilities	10,390	10,392
Long-term liabilities:
Accrued warranty	138	199
Other long-term liabilities	400	533
Total liabilities	10,928	11,124
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding 13,594,799 and 11,596,274 shares as of September 29, 2018 and December 30, 2017, respectively	145	126
Additional paid-in capital	71,283	59,385
Accumulated other comprehensive income	127	—
Accumulated deficit	(38,946)	(28,989)
Total stockholders’ equity	32,609	30,522
Total liabilities and stockholders’ equity	$43,537	$41,646

(1)	Derived from the audited consolidated financial statements included in the Annual Report on Form 10-K filed with the SEC for the year ended December 30, 2017.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Total revenues	$11,320	$10,865	$31,133	$31,350
Cost of revenues	6,744	6,492	18,367	18,017
Gross profit	4,576	4,373	12,766	13,333
Operating expenses:
Research and development	1,149	1,320	3,154	4,028
Sales and marketing	4,144	3,769	12,362	10,346
General and administrative	2,343	2,530	7,209	6,804
Gain on sale of intellectual property	-	(175)	-	(175)
Total operating expenses	7,636	7,444	22,725	21,003
Loss from operations	(3,060)	(3,071)	(9,959)	(7,670)
Other (expense) income, net	(8)	(16)	16	(19)
Loss from operations before provision for income taxes	(3,068)	(3,087)	(9,943)	(7,689)
Provision for income taxes	6	9	14	23
Net loss	$(3,074)	$(3,096)	$(9,957)	$(7,712)
Net loss per share:
Basic	$(0.26)	$(0.27)	$(0.85)	$(0.67)
Diluted	$(0.26)	$(0.27)	$(0.85)	$(0.67)
Weighted average shares used in computing net loss per common share:
Basic	11,925	11,569	11,732	11,544
Diluted	11,925	11,569	11,732	11,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net loss	$(3,074)	$(3,096)	$(9,957)	$(7,712)
Foreign currency translation adjustments	86	—	127	—
Comprehensive loss	$(2,988)	$(3,096)	$(9,830)	$(7,712)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended
	September 29, 2018	September 30, 2017
Operating activities:
Net loss	$(9,957)	$(7,712)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on sale of intellectual property	—	(175)
Depreciation and amortization	617	660
Change in fair value of earn-out liability	94	122
Stock-based compensation	1,516	1,357
Provision for doubtful accounts	—	(4)
Changes in operating assets and liabilities:
Accounts receivable	(567)	2,639
Inventories	533	974
Prepaid expenses and other current assets	8	(221)
Other long-term assets	(73)	32
Accounts payable	828	(130)
Accrued compensation	(175)	(8)
Accrued expenses	335	(347)
Accrued warranty	(903)	79
Deferred revenue	(303)	20
Other long-term liabilities	73	80
Net cash used in operating activities	(7,974)	(2,634)
Investing activities:
Acquisition of property and equipment	(391)	(542)
Proceeds from sale of intellectual property	—	175
Payment on earn-out liability	(302)	(292)
Net cash used in investing activities	(693)	(659)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	10,637	2,263
Proceeds from stock option exercises	97	328
Taxes paid related to net share settlements of equity awards	(176)	(294)
Net cash provided by financing activities	10,558	2,297
Effect of foreign exchange rate changes	127	-
Net increase (decrease) in cash and cash equivalents	2,018	(996)
Cash and cash equivalents, beginning of period	21,707	23,747
Cash and cash equivalents, end of period	$23,725	$22,751
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$9	$19
Supplemental disclosure of non-cash activities:
Transfer of inventory to property and equipment	$123	$—

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017, which was filed with the Securities and Exchange Commission (“SEC”) on March 14, 2018. The results of operations for the three and nine months ended September 29, 2018 and September 30, 2017 are not necessarily indicative of the results for the fiscal year ending December 29, 2018 or any future interim period. The three and nine months ended September 29, 2018 and September 30, 2017, each had 13 weeks and 39 weeks, respectively. For purposes of reporting the financial results, the Company’s fiscal years end on the Saturday closest to the end of December. Periodically, the Company includes a 53rd week to a year in order to end that year on the Saturday closest to the end of December.

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

Concentration of Credit Risk.

Our cash and cash equivalents are deposited in demand and money market accounts. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and therefore, bear minimal risk.

We market our products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of our customers and maintains an allowance for potential credit losses. Historically, we have not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the three months ended September 29, 2018 one customer accounted for more than 10% of total revenues, representing 11%. For the nine months ended September 29, 2018, no single customer accounted for more than 10% of total revenues. During the three and nine months ended September 30, 2017, no single customer accounted for more than 10% of total revenues. As of September 29, 2018, one customer accounted for over 10% of our accounts receivable, representing 18%. As of December 30, 2017, no customer accounted for more than 10% of our accounts receivable.

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

Deferred Revenue.

Deferred revenue represents contract liabilities. Revenue related to extended service contracts is deferred and recognized on a straight-line basis over the period of the applicable service contract. Costs associated with these service arrangements are recognized as incurred. The deferred revenue balance is expected to be recognized over the next 12 months.

A reconciliation of the changes in the Company’s deferred revenue balance for the nine months ended September 29, 2018 and September 30, 2017 is as follows:

	Nine Months Ended
	September 29, 2018	September 30, 2017
Balance, beginning of period	$2,520	$1,383
Additions to deferral	1,426	981
Revenue recognized	(1,729)	(961)
Balance, end of period	$2,217	$1,403

Warranty.

The Company currently provides a two year full warranty on its products. In addition, in March 2017, the Company began to offer a five year warranty on the laser heads for its IQ 532/577 laser consoles. The associated costs of these warranties are accrued for upon shipment of the products. The Company had previously provided a one to two year warranty on its product. Actual warranty costs incurred have not materially differed from those accrued. In March 2018, we have reversed the warranty expense associated with products shipped outside of the United States that were accrued in December 2017 as these reserves are no longer deemed required. The Company’s warranty policy is applicable to products which are considered defective in their performance or fail to meet the product specifications. Warranty costs are reflected in the statement of operations as cost of revenues.

A reconciliation of the changes in the Company’s warranty liability for the nine months ended September 29, 2018 and September 30, 2017 is as follows:

	Nine Months Ended
	September 29, 2018	September 30, 2017
Balance, beginning of period	$1,735	$603
Accruals for product warranties	298	319
Cost of warranty claims	(1,201)	(240)
Balance, end of period	$832	$682

Reclassifications.

Certain reclassifications have been made to the prior year financial statements included in these condensed consolidated financial statements to conform to the current year presentation. The reclassifications had no impact on previously reported net loss or accumulated deficit.

Recently Adopted Accounting Standards.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606) (“ASC 606”), which, along with amendments issued in 2015, 2016 and 2017, replaces nearly all current U.S. GAAP guidance on this topic with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. This new guidance provides a five-step analysis in determining when and how revenue is recognized. Under the new guidance, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the new guidance requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendments in ASU 2017-09 include guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. These amendments require the entity to account for the effects of a modification unless all of the following conditions are met: the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or value using an alternative measurement method) of the original award immediately before the original award is modified; the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The adoption of this standard in fiscal year 2018 did not have a material impact on the Company’s consolidated financial statements.

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

Recent Accounting Standards Not Yet Adopted.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which removes, modifies and adds certain disclosure requirements on fair value measurements. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the effect of the adoption of this guidance on its consolidated financial statements.

3. Inventories

The components of the Company’s inventories as of September 29, 2018 and December 30, 2017 are as follows:

	September 29, 2018	December 30, 2017
Raw materials	$3,229	$4,147
Work in process	824	1,567
Finished goods	4,672	3,667
Total inventories	$8,725	$9,381

4. Goodwill and Intangible Assets

Goodwill.

The carrying value of goodwill was $0.5 million as of September 29, 2018 and December 30, 2017.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an annual impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceed the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test during the second quarter of fiscal year 2018 and determined that its goodwill was not impaired. As of September 29, 2018, the Company had not identified any factors that indicated there was an impairment of its goodwill and determined that no additional impairment analysis was then required.

Intangible Assets.

The following table summarizes the components of gross and net intangible asset balances (in thousands):

	September 29, 2018				December 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relations	240	136	104	6.50 Years	240	124	116

For the nine months ended September 29, 2018 and September 30, 2017, amortization expense totaled $12 thousand for each period.

The amortization of customer relations was charged to sales and marketing expense and the amortization of patents was charged to cost of revenues. Future estimated amortization expense (in thousands):

Fiscal Year:
2018 (three months)	$4
2019	16
2020	16
2021	16
2022	16
Thereafter	36
Total	$104

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of September 29, 2018 and December 30, 2017, approximate fair value because of the short maturity of these instruments.

As of September 29, 2018 and December 30, 2017, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows:

	As of September 29, 2018				As of December 30, 2017
	Fair Value Measurements				Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$22,844	$—	$—	$22,844	$20,950	$—	$—	$20,950
Liabilities:
Earn-out liability	$—	$—	$364	$364	$—	$—	$572	$572

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

The following tables present quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of September 29, 2018 and December 30, 2017.

As of September 29, 2018	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Weighted Average (range)
Earn-out liability	$364	Discounted cash flow	Projected royalties (in thousands)	$1,314
			Discount rate	10.35% (10.20% - 27.00%)

As of December 30, 2017	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Weighted Average (range)
Earn-out liability	$572	Discounted cash flow	Projected royalties (in thousands)	$1,622
			Discount rate	10.90% (10.90% - 27.00%)

A reconciliation of the changes in the Company’s earn-out liability (Level 3 liability) for the nine months ended September 29, 2018 and September 30, 2017 is as follows:

	Nine Months Ended
(in thousands)	September 29, 2018	September 30, 2017
Balance as of beginning of the period	$572	$694
Payments against earn-out	(302)	(292)
Change in fair value of earn-out liability	94	122
Balance as of the end of the period	$364	$524

The earn-out liability is included in accrued expenses and other long-term liabilities in the condensed consolidated balance sheets. Any change in the fair value adjustment is recorded to other expense in the condensed consolidated statements of operations.

6. Commitments and Contingencies

Operating Lease Commitments.

Our operating lease commitments consist primarily of our facility lease and various office and computer equipment leases. As of September 29, 2018, our total future minimum lease payments through fiscal year 2022 under current operating leases was approximately $4.9 million.

Purchase Commitments.

Our purchase commitments consist primarily of non-cancellable purchase commitments with vendors to manufacture certain components and ophthalmic instrumentation. As of September 29, 2018, our future minimum payments through fiscal year 2019 for our purchase commitments was approximately $13.4 million.

Indemnities.

We enter into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, we indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties (generally our business partners or customers) in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third-party with respect to our products. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the we could be required to make under these agreements is not determinable. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal.

We have entered into indemnification agreements with our directors and officers that may require us to indemnify our directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature. These agreements also require us to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified and to make good faith determination whether or not it is practicable for us to obtain directors and officers insurance. We currently have directors and officers liability insurance.

Legal Proceedings.

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

On March 8, 2017, OD-OS GmbH noticed an opposition to the Company’s European Patent No. currently EP 1 856 774 at the European Patent Office (“EPO”). On June 8, 2018, Quantel intervened in the Opposition. Oral proceedings on the opposition took place on July 13, 2018. At the conclusion of those proceedings, the EPO’s Opposition Division communicated that it would move to revoke the patent. The formal written decision from the Opposition Division was issued on October 1, 2018. The Company filed its notice of appeal on October 10, 2018.

In late May of 2018, Quantel applied to the Paris District Court in Paris, France for a ruling that its products do not infringe the French Part of Iridex’s European Patent at issue in the opposition, EP 1 856 774. A scheduling conference is set for November 6, 2018.

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

7. Stockholders’ Equity and Stock-Based Compensation

Common Stock

In September 2018, the Company completed its registered underwritten public offering of 1,916,667 shares of the Company’s common stock at a public offering price of $6.00 per share, pursuant to an underwriting agreement with Stifel, Nicolaus & Company, Incorporated, as representative of the underwriters named therein. The resulting aggregate net proceeds to the Company from the common stock offering was approximately $10.6 million, after deducting underwriting discount and offering expenses.

Stock-Based Compensation

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

2008 Equity Incentive Plan.

For the nine months ended September 29, 2018, the only active stock-based compensation plan was the 2008 Equity Incentive Plan, or Incentive Plan. The terms of awards granted during the nine months ended September 29, 2018 were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 30, 2017.

The following table shows stock-based compensation expenses included in the condensed consolidated statements of operations for the three and nine months ended September 29, 2018 and September 30, 2017:

	Three Months Ended		Nine Months Ended
(in thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Cost of revenues	$23	$39	$68	$131
Research and development	94	104	214	215
Sales and marketing	169	59	348	238
General and administrative	387	319	886	773
	$673	$521	$1,516	$1,357

Stock-based compensation expense capitalized to inventory was immaterial for the nine months ended September 29, 2018 and September 30, 2017.

Occasionally, the Company will grant stock-based instruments to non-employees. During the nine months ended September 29, 2018 and September 30, 2017, the amount of stock-based compensation related to non-employee options was not material.

Summary of Stock Options.

The following table summarizes information regarding activity under the Incentive Plan during the nine months ended September 29, 2018:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding as of December 30, 2017	857,311	$9.49
Granted	136,435	$6.22
Exercised	(23,750)	$4.10
Canceled or forfeited	(62,286)	$10.48
Outstanding as of September 29, 2018	907,710	$9.07	$132

The weighted average grant date fair value of the options granted under the Incentive Plan as calculated using the Black-Scholes option-pricing model was $2.47 and $3.55 per share for the three months ended September 29, 2018 and September 30, 2017, respectively. The weighted average grant date fair value of the options granted under the Incentive Plan as calculated using the Black-Scholes option-pricing model was $2.34 and $3.75 per share for the nine months ended September 29, 2018 and September 30, 2017, respectively.

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards (options) with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Average risk free interest rate	2.95%	1.80%	2.71%	1.79%
Expected life (in years)	4.55 years	4.55 years	4.55 years	4.55 years
Dividend yield	—%	—%	—%	—%
Average volatility	41%	42%	41%	42%

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

Information regarding stock options outstanding, vested, expected to vest, and exercisable as of September 29, 2018 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Options outstanding	907,710	$9.07	5.06	$132
Options vested and expected to vest	848,436	$9.09	5.00	$126
Options exercisable	384,468	$9.07	3.87	$87

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of September 29, 2018, that would have been received by option holders had all option holders exercised their stock options as of that date. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the nine months ended September 29, 2018 and September 30, 2017 was approximately $71 thousand and $328 thousand, respectively.

As of September 29, 2018, there was $5.9 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements under the Incentive Plan. The cost is expected to be recognized over a weighted average period of 2.91 years.

Summary of Restricted Stock Units and Awards

Information regarding the restricted stock units (“RSUs”) activity for the nine months ended September 29, 2018 is summarized below:

Number of Shares
Outstanding as of December 30, 2017	361,148
Restricted stock units granted	408,750
Restricted stock units released	(76,399)
Restricted stock units forfeited	(6,750)
Outstanding as of September 29, 2018	686,749

During the nine months ended September 29, 2018, the Company awarded 408,750 restricted stock units at a weighted-average grant date fair value of $7.86 per share.

RSUs granted with market conditions are valued using a Monte Carlo simulation model and compensation expense is recognized ratably during the service period even if the market condition is not satisfied. To the extent that the market condition is not met, the RSUs will not vest and will be cancelled. 72,870 RSUs with market conditions were granted during the nine months ended September 29, 2018.

RSUs granted with performance conditions are valued at the grant date fair value of the underlying common shares. The Company makes a determination regarding the probability of the performance criteria being achieved and compensation expense is recognized ratably over the vesting period, if it is expected that the performance criteria will be met. During the nine months ended September 29, 2018, the Company awarded 165,330 RSUs granted with performance conditions.

Information regarding the restricted stock awards activity during the nine months ended September 29, 2018 is summarized below:

Number of Shares
Outstanding as of December 30, 2017	4,301
Restricted stock awards granted	—
Restricted stock awards released	(4,301)
Outstanding as of September 29, 2018	—

8. Income Taxes

Provision for Income Tax.

The Company calculates its interim tax provision in accordance with the provisions of ASC 740-270, Income Taxes; Interim Reporting. For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur.  The Company recorded a provision for income tax of $14 thousand and $23 thousand for the nine months ended September 29, 2018 and September 30, 2017, respectively.

In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No.118 (SAB 118) to provide guidance on the application of the Tax Reform Act when a company does not have necessary information available, prepared, or analyzed to reflect the effects of the Tax Reform Act. SAB 118 provides guidance for companies under three scenarios (1) measurement of certain income tax effects is complete, (2) measurement of certain income tax effect can be reasonably estimated, and (3) measurement of certain income tax effects cannot be reasonably estimated.  Companies are to complete the accounting under ASC 740 in regards to the Tax Reform Act within a measurement period that does not extend one year from the date of enactment (i.e., December 22, 2018).  The Company is still within the measurement period as of the end of the third quarter of 2018 and the Company is continuing to review the impact of the adoption of the Tax Reform Act on the Company.

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

For the three months ended September 29, 2018 and September 30, 2017, potential shares from stock options, RSUs and Restricted Stock Awards (“RSAs”) totaling 1,436,320 and 842,775 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding. For the nine months ended September 29, 2018 and September 30, 2017, potential shares from stock options, RSUs and RSAs totaling 1,253,843 and 868,198 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding.

A reconciliation of the numerator and denominator of basic and diluted net loss per common share is provided as follows:

	Three Months Ended		Nine Months Ended
(in thousands except per share data)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Numerator:
Net loss	$(3,074)	$(3,096)	$(9,957)	$(7,712)
Denominator:
Weighted average shares of common stock (basic)	11,925	11,569	11,732	11,544

Weighted average shares of common stock (diluted)	11,925	11,569	11,732	11,544
Per share data:
Basic net loss per share	$(0.26)	$(0.27)	$(0.85)	$(0.67)
Diluted net loss per share	$(0.26)	$(0.27)	$(0.85)	$(0.67)

10. Business Segments

The Company operates in one segment, ophthalmology. The Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service, and support activities.

Revenue information shown by geographic region, based on the sales destination, is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
United States	$6,182	$6,294	$16,156	$17,880
Europe	2,020	1,727	6,680	5,502
Rest of Americas	554	689	1,862	1,853
Asia/Pacific Rim	2,564	2,155	6,435	6,115
	$11,320	$10,865	$31,133	$31,350

Revenues are attributed to countries based on location of end customers.

Other than the United States, China accounted for more than 10% of the Company’s revenues during the three months ended September 29, 2018, representing 11%. No individual country accounted for more than 10% of the Company’s revenues, other than the United States, during the nine months ended September 29, 2018 and during the three and nine months ended September 30, 2017. The United States accounted for 54.6% and 57.9% of revenues for the three months ended September 29, 2018 and September 30, 2017, respectively. For the nine months ended September 29, 2018 and September 30, 2017, the United States accounted for 51.9% and 57.0% of sales, respectively. International sales accounted for 45.4% and 42.1% of revenues for the three months ended September 29, 2018 and September 30, 2017, respectively. For the nine months ended September 29, 2018 and September 30, 2017, International sales accounted for 48.1% and 43.0% of sales, respectively.

11. Subsequent Events

The Company has evaluated subsequent events and has concluded that no subsequent events that require disclosure in the financial statements have occurred since the quarter ended September 29, 2018.

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

Our products are sold in the United States predominantly through a direct sales force and internationally primarily through independent distributors. We established direct sales capabilities in Germany in 2017.

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

Results of Operations

The following table sets forth certain operating data as a percentage of revenues:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	59.6%	59.8%	59.0%	57.5%
Gross margin	40.4%	40.2%	41.0%	42.5%
Operating expenses:
Research and development	10.2%	12.1%	10.1%	12.8%
Sales and marketing	36.6%	34.7%	39.7%	33.0%
General and administrative	20.7%	23.3%	23.2%	21.7%
Gain on sale of intangible assets	---%	(1.6%)	---%	(0.6%)
Total operating expenses	67.5%	68.5%	73.0%	66.9%
Loss from operations	(27.1%)	(28.3%)	(32.0%)	(24.4%)
Other income (expense), net	---%	(0.1%)	---%	(0.1%)
Loss from operations before provision for income taxes	(27.1%)	(28.4%)	(32.0%)	(24.5%)
Provision for income taxes	0.1%	0.1%	---%	0.1%
Net loss	(27.2%)	(28.5%)	(32.0%)	(24.6%)

The following comparisons are between the three months ended September 29, 2018 and September 30, 2017:

Revenues.

(in thousands)	Three Months Ended	Three Months Ended
	September 29, 2018	September 30, 2017	Change in $	Change in %
Systems – domestic	$2,541	$2,497	$44	1.8%
Systems – international	3,319	2,986	333	11.2%
Recurring revenues	5,460	5,382	78	1.4%
Total revenues	$11,320	$10,865	$455	4.2%

Our total revenues increased by $0.5 million, or 4.2%, from $10.9 million to $11.3 million for the third quarter of fiscal year 2018. The increase is primarily due to an increase in international systems sales of $0.3 million. Our recurring revenues increased by $0.1 million due to an increase in G6 related probes, partially offset by a decrease in legacy probe sales.

Gross Profit and Gross Margin.

Gross profit was $4.6 million compared with $4.4 million, an increase of $0.2 million. Gross margin was 40.4% compared with 40.2%, an increase of 0.2 percentage points. The increase in gross margin was attributable to a favorable shift in product mix and a decrease in manufacturing variances and manufacturing overhead spending, partially offset by an unfavorable geographic mix.

Gross margins are expected to fluctuate due to changes in the relative proportion of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and other factors.

Research and Development.

Research and development (“R&D”) expenses decreased by $0.2 million, or 13.0%, from $1.3 million to $1.1 million. The decrease in spending was primarily attributable to a decrease in salaries and related costs due to a decrease in headcount.

Sales and Marketing.

Sales and marketing expenses increased by $0.3 million, or 9.9%, from $3.8 million to $4.1 million. The increase in spending was attributable to an increase in salaries and related costs due to an increase in headcount, commission expense, and other general selling and marketing expenses.

General and Administrative.

General and administrative expenses decreased by $0.2 million, or 7.4%, from $2.5 million to $2.3 million. The decrease in spending was primarily attributable to a decrease in severance costs, partially offset by an increase in our German operations.

Other Income (Expense), Net.

Other expense, net amounted to $8 thousand, compared to other expense, net of $16 thousand. Other income (expense), net, consisted primarily of the change in expense associated with the re-measurement of contingent liabilities, partially offset by interest income.

Income Taxes.

We recorded an income tax provision of $6 thousand and $9 thousand, respectively.

The following comparisons are between the nine months ended September 29, 2018 and September 30, 2017:

Revenues.

(in thousands)	Nine Months Ended	Nine Months Ended
	September 29, 2018	September 30, 2017	Change in $	Change in %
Systems – domestic	$5,099	$6,463	$(1,364)	(21.1%)
Systems – international	9,218	8,422	796	9.5%
Recurring revenues	16,816	16,465	351	2.1%
Total revenues	$31,133	$31,350	$(217)	(0.7%)

Our total revenues decreased $0.2 million, or 0.7%, from $31.3 million to $31.1 million for the first nine months of fiscal year 2018. The decrease is due mainly to a decrease in domestic systems sales of $1.4 million, partially offset by an increase in international system sales of $0.8 million. Domestic system sales were impacted by a decrease in retina system sales primarily due to the impact of our voluntary recall. Our recurring revenues increased by $0.4 million due to an increase in G6 related probes, partially offset by a decrease in legacy probe sales.

Gross Profit and Gross Margin.

Gross profit was $12.8 million compared with $13.3 million, a decrease of $0.5 million.  Gross margin was 41.0% compared with 42.5%, a decrease of 1.5 percentage points. Gross margin was primarily impacted by unfavorable geographic mix and an increase in manufacturing overhead spending, partially offset by a decrease in manufacturing variances.

Gross margins are expected to fluctuate due to changes in the relative proportion of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and other factors.

Research and Development.

Research and development (“R&D”) expenses decreased by $0.8 million, or 21.7%, from $4.0 million to $3.2 million. The decrease in spending was primarily attributable to a decrease in salaries and related costs as a result of a decrease in headcount.

Sales and Marketing.

Sales and marketing expenses increased $2.1 million, or 19.5%, from $10.3 million to $12.4 million. The increase in spending was attributable to an increase in salaries and related costs due to an increase in headcount, increase in our German operations, and other general selling and marketing expenses.

General and Administrative.

General and administrative expenses increased $0.4 million, or 6.0%, from $6.8 million to $7.2 million. The increase in spending was attributable to an increase in our German operations, legal expenses, and an increase in salaries and related costs due to an increase in headcount.

Other Income (Expense), Net.

Other income, net amounted to $16 thousand, compared with other expense, net of $19 thousand. Other income (expense), net, consisted primarily of the change in expense associated with the re-measurement of contingent liabilities, partially offset by interest income.

Income Taxes.

We recorded an income tax provision of $14 thousand and $23 thousand, respectively.

Liquidity and Capital Resources.

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of September 29, 2018, we had cash and cash equivalents of $23.7 million and working capital of $31.0 million compared to cash and cash equivalents of $21.7 million and working capital of $29.1 million as of December 30, 2017.

Net cash used in operating activities was $8.0 million in the nine months ended September 29, 2018 compared to $2.6 million in the nine months ended September 30, 2017. The increase in net cash used in operating activities was primarily due to changes in working capital, driven by lower cash collections and timing of vendor payments.

For the nine months ended September 29, 2018, net cash used in investing activities was $0.7 million, which consisted of $0.4 million on capital expenditures and $0.3 million for payment of the contingent earn-out liability. Net cash used in investing activities for the nine months ended September 30, 2017 was $0.7 million, which consisted of $0.5 million on capital expenditures and $0.3 million for payment of the contingent earn-out liability, partially offset by $0.2 million proceeds from sale of intellectual property.

For the nine months ended September 29, 2018, net cash provided by financing activities was $10.6 million, which consisted of $10.6 million net proceeds arising from the issuance of common stock and $0.1 million proceeds from stock option exercises, partially offset by payroll taxes related to net share settlement of equity awards. Net cash provided by financing activities for the nine months ended September 30, 2017 was $2.3 million, which consisted of $2.3 million net proceeds arising from issuance of common stock and $0.3 million proceeds from stock option exercises, partially offset by $0.3 million payroll taxes related to net share settlement of equity awards.

We believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs over the next 12 months.

Contractual Obligations and Commitments.

Our contractual obligations and commitments as of September 29, 2018 are as follows:

(in thousands)	Total	Less than 1 Year	1-3 years	3-5 years		More than 5 years
Operating leases payments	$4,851	$1,277	$3,574		$—		$—
Purchase commitments	13,368	8,470	4,898		—		—
Total obligations	$18,219	$9,747	$8,472	$		$

Our operating lease commitments consist primarily of our facility leases.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. Our international revenues and costs for the nine months ended September 29, 2018 were primarily denominated in U.S. dollars and therefore changes in foreign currency rates will not have an impact on our income statement or cash flows. However, increases in the value of the U.S. dollars against any local currencies could cause our products to become relatively more expensive to customers in a particular country or region, leading to reduced revenue or profitability in that country or region. As we continue to expand our international sales, our non-U.S. dollar denominated revenue and our exposure to gains and losses on international currency transactions may increase. Sales to direct end users transacted through our German office are denominated in Euros and will be subject to risks associated with the currency fluctuations. We currently do not engage in transactions to hedge against the risk of the currency fluctuation, but we may do so in the future.

Interest Rate Risk.

Our exposure to interest rate risk as of September 29, 2018 is related to our cash equivalent holdings, which is not material given the nature of our cash equivalent holdings. Since we have no fixed or variable interest rate debt outstanding, our interest expense is not affected by changes in interest rates. In the event we issue any new variable-rate debt in the future, increases in interest rates would increase the interest expense associated with the debt.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 29, 2018. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

On March 8, 2017, OD-OS GmbH noticed an opposition to the Company’s European Patent No. currently EP 1 856 774 at the European Patent Office (“EPO”). On June 8, 2018, Quantel intervened in the Opposition. Oral proceedings on the opposition took place on July 13, 2018. At the conclusion of those proceedings, the EPO’s Opposition Division communicated that it would move to revoke the patent. The formal written decision from the Opposition Division was issued on October 1, 2018. The Company filed its notice of appeal on October 10, 2018.

In late May of 2018, Quantel applied to the Paris District Court in Paris, France for a ruling that its products do not infringe the French Part of Iridex’s European Patent at issue in the opposition, EP 1 856 774. A scheduling conference is set for November 6, 2018.

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

Our ability to sell our products and generate revenues depends upon our direct and independent sales forces within the United States, relationships with independent distributors outside the United States, and the establishment of our direct sales capabilities in Germany. Currently our direct and independent sales forces within the United States consist of approximately 21 employees and one independent representative, respectively. Our international independent distributors are managed by a team of seven people. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are largely dependent on the efforts of these third parties. If any distributor breaches the terms of its distribution agreement with us or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory would be adversely affected.

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

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the third quarter of fiscal 2018, our international sales were $5.1 million, or 45.4% of total revenues. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. All of our international revenues and costs for the quarter ended September 29, 2018 have been denominated in U.S. dollars except for a sale transacted through our German subsidiary. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our U.S. dollar-denominated our products more expensive and thus less competitive in foreign markets and may negatively affect our reported revenue in any particular reporting period. Our international operations and sales are subject to a number of risks and potential costs, including:

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

Our ability to market and sell new products is subject to government regulation, including approval or clearance by the Food and Drug Administration (“FDA”) and foreign government agencies. Any failure in our ability to successfully develop and introduce new products or enhanced versions of existing products and achieve market acceptance of new products and new applications could have a material adverse effect on our operating results and would cause our net revenues to decline.

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

Competition in the market for laser systems and delivery devices used for ophthalmic treatment procedures is intense and is expected to increase. This market is also characterized by technological innovation and change. We compete by providing features and services that are valued by our customers such as: enhanced product performance, clinical outcomes, ease of use, durability, versatility, customer training services and rapid repair of equipment.

Our principal ophthalmic laser competitors are Alcon Inc. (Novartis AG), Bausch and Lomb (Valeant), Carl Zeiss Meditec AG, Ellex Medical Lasers, Ltd., Lumenis Ltd., Nidek Co. Ltd., Quantel Medical SA, and Topcon Corporation.  We also compete with alternative glaucoma surgical device companies such as Alcon, Allergan, and Glaukos. Pharmaceuticals represent alternative treatments to our laser procedures. Some of our principal pharmaceutical competitors are Alcon, Allergan, OSI Pharmaceuticals (Astellas), Pfizer, Regeneron, Roche (Genentech) and Valeant Pharmaceuticals. Some of our competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. Some companies also have greater name recognition than us and long-standing customer relationships. In addition, other medical device companies, academic and research institutions, or others, may develop new technologies or therapies, including medical devices, surgical procedures or pharmacological treatments and obtain regulatory approval for products utilizing such techniques that are more effective in treating the conditions targeted by us, or are less expensive than our current or future products. Our technologies and products could be rendered obsolete by such developments. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

Our operating results may be adversely affected by uncertainty regarding healthcare reform measures and changes in third-party coverage and reimbursement policies.

Our products are typically purchased by doctors, clinics, hospitals and other users, which bill various third-party payers, such as governmental programs and private insurance plans, for the health care services provided to their patients. Changes in government legislation or regulation or in private third-party payers’ policies toward reimbursement for procedures employing our products may prohibit adequate reimbursement. There have been a number of legislative and regulatory proposals to change the healthcare system, reduce the costs of healthcare and change medical reimbursement policies. Doctors, clinics, hospitals and other users of our products may decline to purchase our products to the extent there is uncertainty regarding reimbursement of medical procedures using our products and any healthcare reform measures. Further proposed legislation, regulation and policy changes affecting third-party reimbursement are likely. Among other things, Congress has in the past proposed changes to and the repeal of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, collectively, the Affordable Care Act, and the current U.S. presidential administration has announced certain policy changes that could impact the availability of benefits under the Affordable Care Act. At this time, it remains unclear whether there will be any changes made to or any repeal of the Affordable Care Act, with respect to certain of its provisions or in its entirety or related administrative policies. Various healthcare reform proposals have also emerged at the state level.

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

While we do not bill directly to Medicare, Medicaid or other third-party payors, because payment is in many cases available for our products from such payors, many healthcare laws place limitations and requirements on the manner in which we conduct our business (including our sales and promotional activities and interactions with healthcare professionals and facilities) and could result in liability and exposure for us. The laws that may affect our ability to operate include: (i) the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as Medicare or Medicaid, (ii) federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to entities like us if we provide coding and billing advice to customers, or under theories of “implied certification” where the government and qui tam relators may allege that device companies are liable where a product that was paid for by the government in whole or in part was promoted “off-label,” lacked necessary clearance or approval, or failed to comply with good manufacturing practices or other laws; (iii) transparency laws and related reporting and disclosures requirements such as the federal Sunshine Act, now known as Open Payments; and/or (iv) state law equivalents of each of the above federal laws, including, without limitation anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, many of which differ from their federal counterparts in significant ways, thus complicating compliance efforts.

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

We depend on both clinical and commercial collaborative relationships. We have entered into collaborative relationships with academic medical centers and physicians in connection with the research and innovation and clinical testing of our products. Commercially, we currently have a distribution and licensing agreement with Alcon for our GreenTip SoftTip Cannula. Sales of and royalties from the GreenTip SoftTip Cannula are dependent upon the sales performance of Alcon, which depends on their efforts and is beyond our control. The failure to obtain any additional future clinical or commercial collaborations and the resulting failure or success of such collaboration relationships could have a material adverse effect on our ability to introduce new products or applications and therefore could have a material adverse effect on our business, results of operations and financial condition.

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

*We rely on patents and proprietary rights to protect our intellectual property and business.

Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. Our patent portfolio includes 20 active United States patents and 13 active foreign patents on the technologies related to our products and processes. In addition, we have 6 patent applications pending in the United States and 12 foreign patent applications pending. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Patents have a limited lifetime and once a patent expires competition may increase.

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

Numerous patents are held by others, including academic institutions and our competitors. Patent applications filed in the United States after November 2000 generally will be published eighteen months after the filing date. However, since patent applications continue to be maintained in secrecy for at least some period of time, both within the United States and internationally, we cannot provide assurance to you that our technology does not infringe any patents or patent applications held by third parties. We have, from time to time, been notified of, or have otherwise been made aware of, claims that we may be infringing upon patents or other proprietary intellectual property owned by others. If it appears necessary or desirable, we may seek licenses under such patents or proprietary intellectual property. Although patent holders commonly offer such licenses, licenses under such patents or intellectual property may not be offered or the terms of any offered licenses may not be reasonable.

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

On March 8, 2017, OD-OS GmbH noticed an opposition to the Company’s European Patent No. currently EP 1 856 774 at the European Patent Office (“EPO”). On June 8, 2018, Quantel intervened in the Opposition. Oral proceedings on the opposition took place on July 13, 2018. At the conclusion of those proceedings, the EPO’s Opposition Division communicated that it would move to revoke the patent. The formal written decision from the Opposition Division was issued on October 1, 2018. The Company filed its notice of appeal on October 10, 2018. If our appeal of this decision is unsuccessful, it could have a material adverse effect on our business, results of operations and financial condition.

In late May of 2018, Quantel applied to the Paris District Court in Paris, France for a ruling that its products do not infringe the French Part of Iridex’s European Patent at issue in the opposition, EP 1 856 774. A scheduling conference is set for November 6, 2018. If we are unsuccessful in this litigation it could have a material adverse effect on our business, results of operations and financial condition.

If we lose key personnel or fail to integrate replacement personnel successfully, our ability to manage our business could be impaired.

Our future success depends upon the continued service of our key management, technical, sales, and other critical personnel. Our officers and other key personnel are employees-at-will, and we cannot provide assurances to you that we will be able to retain them. Key personnel have left our company in the past, and there likely will be additional departures of key personnel from time to time in the future. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, and the results of our operations. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain highly qualified personnel. Competition for qualified personnel in our industry and the San Francisco Bay Area, as well as other geographic markets in which we recruit, is intense and characterized by increasing salaries, which may increase our operating expenses or hinder our ability to recruit qualified candidates. In addition, the integration of replacement personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful.

*Our ability to raise capital in the future may be limited, and future sales and issuances of securities could negatively affect our stock price and dilute the ownership interest of our existing investors.

Our business and operations may consume resources faster than we anticipate. We may need in the future to raise additional funds through future equity or debt financings to meet our operational needs and capital requirements for product development, clinical trials and commercialization and may subsequently require additional fundraising. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could seriously harm our business and operating results. Future sales or issuances of securities by us could decrease the value of our common stock, dilute stockholders’ voting power and reduce future potential earnings per share.

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

Sales or issuances of a substantial amount of securities, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock. As of September 29, 2018, we had 13,594,799 shares of common stock outstanding, all of which shares were, and continue to be, eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. Future resales of our common stock by our existing stockholders could cause the market price of our common stock to decline.

As of September 29, 2018, holders of an aggregate of 982,742 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our other stockholders. In addition, the shares of common stock subject to outstanding options and Restricted Stock Units under our 2008 Equity Incentive Plan and the shares reserved for future issuance under the Incentive Plan may become eligible for sale in the public markets in the future, subject to certain legal and control limitations.

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

If we experience a significant disruption in our information technology systems or breaches of data security, our business could be adversely affected.

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

We market our products to numerous health care providers, including physicians, hospitals, ASCs, government affiliated groups and group purchasing organizations. We have developed and strive to maintain close relationships with members of each of these groups who assist in product research and development and advise us on how to satisfy the full range of surgeon and patient needs. We rely on these groups to recommend our products to their patients and to other members of their organizations. The failure of our existing products and any new products we may introduce to retain the support of these various groups could have a material adverse effect on our business, financial condition and results of operations. In addition, our interactions, communications, and financial relationships with these individuals and entities present potential healthcare compliance risks.

We are subject to government regulations which may cause us to delay or withdraw the introduction of new products or new applications for our products.

The medical devices that we market and manufacture are subject to extensive regulation by the FDA and by foreign and state governments. Under the Federal Food, Drug and Cosmetic Act (“FDCA”) and the related regulations, the FDA regulates the design, development, clinical testing, manufacture, labeling, sale, distribution and promotion of medical devices. Before a new device can be introduced into the market, the product must be shown to meet regulatory requirements established by the FDCA and implemented by the FDA. Unless otherwise exempt, a device manufacturer must obtain marketing “clearance” through the 510(k) premarket notification process, or “approval” through the lengthier premarket approval application (“PMA”) process. Not all devices are eligible for the 510(k) clearance process. Depending upon the type, complexity and novelty of the device and the nature of the disease or disorder to be treated, the FDA process can take several years, require extensive clinical testing and result in significant expenditures. Even if regulatory clearance or approval is obtained, later discovery of previously unknown safety issues may result in restrictions on the product, including withdrawal of the product from the market. Other countries also have extensive regulations regarding clinical trials and testing prior to new product introductions. Our failure to obtain government approvals or any delays in receipt of such approvals would have a material adverse effect on our business, results of operations and financial condition.

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

Any clinical trials necessary that we may undertake for regulatory approval or marketing reasons will be an expensive, lengthy, costly, and uncertain process, and could result in delays in new product introductions or even an inability to release a product.

We may be required to undertake clinical trials often required to obtain regulatory approvals or may choose to undertake such trials for marketing or other reasons.  Clinical trials for products such as ours are complex and expensive and their outcomes are uncertain.  Any clinical trials that we may undertake would require the investment of significant financial and administrative resources.  Moreover, the results of clinical trials are uncertain, and inconclusive or negative results may not support, or may impair, the sale and adoption of our products. We may suffer significant setbacks in clinical trials, even after earlier clinical trials showed promising results. Any of our products could produce undesirable side effects that could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a product candidate. We, the FDA, or another regulatory authority could suspend or terminate clinical trials at any time if they or we believed the trial participants faced unacceptable health risks.

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

If we modify one of our FDA cleared devices, we may need to submit a new 510(k), or potentially a PMA, and if clearance or approval is not obtained, it would prevent us from selling our modified products or cause us to redesign our products.

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

*Our products could be subject to recalls even after receiving FDA approval or clearance. A recall would harm our reputation and adversely affect our operating results.

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

A government mandated recall, or a voluntary recall by us, could occur as a result of actual or potential component failures, adverse event reports, manufacturing errors or design defects, including defects in labeling. Furthermore, we may from time to time initiate a recall of a component or set of components comprising a portion of our laser systems, which could increase customer returns, warranty claims and associated reserve levels. A recall could divert management’s attention, cause us to incur significant expenses, harm our reputation with customers and negatively affect our future sales and financial results.

For example, on February 23, 2018, we initiated a worldwide voluntary recall of a specific laser accessory called the TruFocus LIO Premiere™ (“LIO”). The LIO is a head-mounted indirect ophthalmoscope that connects to our laser console and is used to view and perform laser treatment on a patient’s retina. This recall was prompted after we received reports of three adverse events from one physician in the U.S., resulting in focal cataracts and iris burns occurring during procedures in which the TruFocus LIO Premiere was used. We identified several potential root causes for the adverse events, including use error. The recall is still in progress and expected to be completed by year-end.

We recently obtained FDA clearance for an updated TruFocus LIO Premiere™ device. The updated device includes expanded user instructions and minor design changes. Use of the updated LIO may result in adverse events, including those observed with the prior LIO device. If physician use of our updated LIO results in serious adverse events, we may have to initiate another recall or utilize additional resources to further evaluate the design of the LIO device. Furthermore, in light of the recall, we cannot provide any assurance that the updated LIO, once launched, will achieve market acceptance. We will be required to devote significant resources to launch and market the updated LIO and cannot provide any assurance that these activities will generate revenue as anticipated. If our revenue grows more slowly than we expect because of a delay in or a lack of market acceptance for our updated LIO, our business and financials will be adversely affected.

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

Divestitures of some of our businesses or product lines may materially and adversely affect our financial condition, results of operations or cash flows and require us to raise additional capital to replace revenue from those business units or product lines.

We evaluate the performance and strategic fit of all of our businesses and may sell businesses or product lines. Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of our business, the potential loss of key employees and the retention of uncertain environmental or other contingent liabilities related to the divested business. In addition, divestitures may result in significant asset impairment charges, including those related to goodwill and other intangible assets, and the loss of revenue which could have a material adverse effect on our financial condition and results of operations. In addition, we may need to raise additional capital to replace the revenue generated from the business or product line that is divested and we can provide no assurance that such capital will be available or available on terms that are acceptable to us. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line, and any divestiture we undertake could materially and adversely affect our business, financial condition, results of operations and cash flows, and may also result in a diversion of management attention, operational difficulties and losses.

We are subject to federal, state and foreign laws governing our business practices which, if violated, could result in substantial penalties. Additionally, challenges to or investigation into our practices could cause adverse publicity and be costly to respond to and thus could harm our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act requires us to track and disclose the source of certain metals used in manufacturing which may stem from minerals (so called “conflict minerals”) which originate in the Democratic Republic of the Congo or adjoining regions. These metals include tantalum, tin, gold and tungsten. These metals are central to the technology industry and are present in some of our products as component parts. In most cases no acceptable alternative material exists which has the necessary properties. It is not possible to determine the source of the metals by analysis but instead a good faith description of the source of the intermediate components and raw materials must be obtained. The components which incorporate those metals may originate from many sources and we purchase fabricated products from manufacturers who may have a long and difficult-to-trace supply chain. As the spot price of these materials varies, producers of the metal intermediates can be expected to change the mix of sources used, and components and assemblies which we buy may have a mix of sources as their origin. We are required to carry out a diligent effort to determine and disclose the source of these materials. There can be no assurance we can obtain this information from intermediate producers not willing or not able to provide this information or further identify their sources of supply or to notify us if these sources change. These metals are subject to price fluctuations and shortages which can affect our ability to obtain the manufactured materials we rely on at favorable terms or from consistent sources. These changes could have an adverse impact on our ability to manufacture and market our devices and products.

Changes in U.S. tax laws could have a material adverse effect on our business, cash flow, results of operations or financial conditions.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. federal tax code that affected 2017, the current year and onwards, including, but not limited to, a reduction of the U.S. federal corporate tax rate from approximately 35% to 21%, a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, limitations on the use of net operating loss deduction, and disallowance of most entertainment expenses.

In addition on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income taxes for the year ended December 31, 2017. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete.  The Company is still within the measurement period as of third quarter of 2018 and no further conclusions have been made, as the Company reviews the law change and the impact to the Company.

Significant developments resulting from recent and potential changes in United States trade policies could have a material adverse effect on us.

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

Our products and operations are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, storage, handling, exposure to, and disposal of hazardous materials and a large and growing body of international standards which govern the design, manufacture, materials content and sourcing, testing, certification, packaging, installation, use and disposal of our products. We must continually keep abreast of these standards and requirements and integrate compliance to these with the development and regulatory documentation for our products. Failure to meet these standards could limit the ability to market our products in those regions which require compliance with such standards or subject us to fines and penalties. Examples of such standards include laws governing the hazardous material content of our devices and products, such as the European Union (“EU”) Directive 2011/65/EU relating to Restrictions on the Use of Certain Hazardous Substances “RoHS Directive, and the EU Directive 2012/19/EU on Waste Electrical and Electronic Equipment. Similar laws and regulations have been passed or are pending in several other jurisdictions and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.

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

Risks Relating to Ownership of Our Common Stock

Our stock price has been and may continue to be volatile and an investment in our common stock could suffer a decline in value.

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including changes in foreign currency exchange rates, quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. For the third quarter of 2018, the trading price of our common stock fluctuated from $6.00 per share to a high of $9.15 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

Our directors, executive officers, current five percent or greater stockholders and affiliated entities together beneficially own a significant portion of our common stock outstanding as of September 29, 2018. Having such a concentration of ownership may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from seeking to acquire, a majority of our outstanding common stock or control of our board of directors through a proxy solicitation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Use of Proceeds

On September 18, 2018, we sold 1,916,667 shares of the Company’s common stock (including 250,000 shares of common stock from the exercise of the overallotment option of shares granted to the underwriters) at a price of $6.00 per share. The offer and sale of all of the shares in the public offering were registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333- 213094). We entered into an underwriting agreement with underwriters for whom Stifel, Nicolaus & Company, Incorporated acted as representative. The net proceeds to the Company after deducting estimated underwriting discounts and commissions, fees and expenses of approximately $0.9 million was approximately $10.6 million. There has been no material change in the planned use of proceeds as described in our final prospectus filed with the SEC on September 14, 2018 pursuant to Rule 424(b) of the Securities Act. We invested the funds received in registered money market funds.

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

IRIDEX Corporation (Registrant)

Date: November 6, 2018	By:	/s/ WILLIAM M. MOORE
		Name:	William M. Moore
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2018	By:	/s/ ATABAK MOKARI
		Name:	Atabak Mokari
		Title:	Chief Financial Officer and Vice President of Corporate Development (Principal Financial Officer)

Date: November 6, 2018	By:	/s/ ROMEO R. DIZON
		Name:	Romeo R. Dizon
		Title:	Vice President and Controller (Principal Accounting Officer)