Form 10-K
period 2018-12-29
IRIDEX CORP
filed 2019-03-29
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2018

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☑

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

The aggregate market value of the voting common equity held by non-affiliates of the Registrant was approximately $40,449,599 as of June 29, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price reported for such date on the Nasdaq Global Market. The registrant did not have any non-voting common equity outstanding. For purposes of this disclosure, shares of common stock held by each executive officer and director and by each holder of 5% or more of the outstanding shares of common stock have been excluded from this calculation, because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 14, 2019, Registrant had 13,632,797 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the Proxy Statement for the Registrant’s 2019 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

USE OF FORWARD-LOOKING STATEMENTS

In this document, we refer to Iridex Corporation and its subsidiaries (unless the context otherwise requires) as “we,” the “Company” or “Iridex.” With the exception of historical information contained in this Annual Report on Form 10-K, content herein may contain “forward looking statements” that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot guarantee that any forward-looking statements will be accurate, although we believe that we have been reasonable in our expectations and assumptions. Investors should realize that if underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from our expectations and projections. These factors include general economic conditions, delays and risks associated with the performance of contracts, risks associated with international sales and currency fluctuations, uncertainties as a result of research and development, acceptable results from clinical studies, including publication of results and patient/procedure data with varying levels of statistical relevance, risks involved in introducing and marketing new products, regulatory compliance, potential acquisitions, consumer and industry acceptance, litigation and/or contemplated 510(k) filings, the ability to achieve and maintain profitability in our business lines, and other factors discussed in this Annual Report on Form 10-K, subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. We disclaim any obligation to update any forward-looking statements.

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

Our products are sold in the United States and Germany predominantly through a direct sales force and internationally primarily through independent distributors. In 2017, we established direct sales capabilities in Germany. Total revenues in 2018 and 2017 were $42.6 million and $41.6 million, respectively. We generated net losses of $12.8 million and $12.9 million in 2018 and 2017, respectively.

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

Glaucoma

Glaucoma is a leading cause of blindness in the world. Glaucoma is a progressive, chronic disease and vision loss resulting from glaucoma currently cannot be regained. According to Market Scope, more than 80 million people worldwide have glaucoma, while only about 30% of those patients have been diagnosed as having it.  Glaucoma is most commonly associated with elevated levels of pressure within the eye, or intraocular pressure (“IOP”).  Elevated IOP often occurs when aqueous humor, the thin watery fluid that fills the front of the eye, is not circulating normally and draining properly.  Currently, reducing IOP is the only proven treatment for glaucoma with treatments primarily focused on improving the flow of aqueous humor through the eye’s trabecular meshwork and uveoscleral outflow pathways.  Global sales of products used to diagnose and treat glaucoma are expected to total $5.8 billion in 2018, according to Market Scope’s 2018 Global Glaucoma Surgical Device Market.

Pharmaceutical products represent a majority of this revenue estimate but have significant shortcomings.  Pharmaceuticals are typically the first treatment method prescribed for glaucoma. These pharmaceutical treatments are commonly self-administered in drop form by the patients. Patients often have difficulties applying the pharmaceutical drops properly and may fail to appropriately or timely apply the medication, which may significantly reduce the effectiveness of the pharmaceutical. This poor adherence to and lack of persistence with glaucoma medication regimens have been documented in numerous independent studies, which often place the incidence of patient noncompliance up to or above 50%, particularly in patients on two or more prescription eye drops.  Even when administered correctly, pharmaceuticals have demonstrated reduced efficacy over time.

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

Medical Retina

Per Market Scope estimates in 2016, global sales of retinal surgical products will increase to $2.7 billion in 2021. Our medical retina business focuses on the treatment of diabetic macular edema (“DME”) which is part of a broader disease state called diabetic retinopathy. Diabetic retinopathy is a common complication of diabetes which impairs vision over time and, if left untreated, can lead to blindness. An estimated 285 million people worldwide had diabetes in 2010, according to the International Diabetes Federation. The federation predicts as many as 438 million will have diabetes globally by 2030.  Previous clinical publications, such as an article cited at the U.S. National Institutes of Health’s National Library of Medicine, indicated 28.5% of diabetic patients can develop some form of diabetic retinopathy. Traditional laser photocoagulation and a regimen of injected pharmaceuticals are currently the standard treatment for this disease and are associated with significant shortcomings.  Traditional laser photocoagulation can stabilize the patient’s vision over the long term but presents a risk of varying degrees of vision loss to the patient.  Pharmaceuticals can stabilize vision in the near term but require repeated injections.  The injections are painful and the patients may experience side effects including increased risk of eye infections.  Furthermore, a regimen of repeated pharmaceutical injections is very costly to the physician and patient, in terms of time, and to the healthcare system, in terms of dollars spent on treatment.

The shortcomings in treating retinal diseases have led to a renewed interest in alternative approaches that may provide better or comparable patient outcomes at lower costs.

Our Solution

Our traditional laser technology was developed to perform laser photocoagulation by using a mode that delivers continuously-on laser light, which is referred to as continuous wave (“CW”) mode.  Laser photocoagulation generates a local healing response and has been demonstrated to be a safe and effective therapy with long-term benefits for certain ophthalmic procedures.  However, use of the CW mode typically leads to local tissue damage and can cause loss of visual function, which limits the applications of the technology.

We developed our proprietary MicroPulse technology with the goal of harnessing the clinical benefits of CW mode while minimizing the associated tissue damage.  MicroPulse is a method of delivering laser energy using a mode which chops the CW beam into short, microsecond long laser pulses. The laser pulses are intended to generate the desired therapeutic response while the time in between laser pulses is believed to enable the tissue to cool and thereby minimize tissue damage.  This is analogous to holding one’s hand continuously over a candle versus waving it back and forth.  When held continuously, the candle would cause burning and scar tissue.  However, when exposed intermittently the candle only heats the tissue without burning.

There is a growing body of clinical evidence that has been published over the past 10 years that demonstrates that MicroPulse therapy is clinically effective with limited tissue damage for the treatment of glaucoma and retinal diseases.  Currently, we have developed three applications of our MicroPulse technology for the treatment of eye diseases:

MicroPulse Applications	Description
Glaucoma – uveoscleral outflow

Treats glaucoma with our Cyclo G6 laser system.  MicroPulse laser is delivered through a proprietary single-use disposable probe we call the MicroPulse P3 (MP3) probe.  By targeting an anatomical area of the eye called “Pars Plana” it is believed that the MP3 procedure may improve uveoscleral outflow and thus lower IOP and may reduce the number of eye drop medications.  The MP3 procedure has the potential to be used across a wide spectrum of glaucoma disease severity, given its believed therapeutics benefits and non-incisional approach with minimal tissue damage and complications. We believe that the MP3 procedure has several important competitive advantages over alternative therapies with respect to invasiveness, sustained IOP reduction and does not inhibit the physicians from the use of alternative procedures.

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

To achieve these goals, we are pursuing a number of organic initiatives that we anticipate will be supplemented from time to time by acquisitions. We anticipate that the successful execution of this strategy will lead to profitable growth and enhanced shareholder value.

Our Products

Our current product portfolio utilizes a system approach. Each system includes a laser console, which generates the laser energy, and a number of interchangeable delivery devices or disposable probes for use in specific clinical applications. This approach allows our customers to purchase a basic laser system and add additional delivery devices or disposable probes as their therapeutic needs expand or as new applications develop. We currently offer three basic product categories: 1) laser consoles, 2) delivery devices which are optical-mechanical products that mount to ophthalmologists diagnostic equipment and transmit the laser and 3) single-use disposable probes that transmit the laser light to a targeted region within the inside of an eye.

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

Single-use disposable probes

MicroPulse P3 Probe. The MP3 Probe is used with our Cylco G6 laser systems and is our probe that delivers our MicroPulse laser to treat glaucoma.  It is believed that the MP3 procedure reduces IOP through a multi-factorial mechanism of action - it perhaps improves outflow through natural drainage pathways such as the uveoscleral and the trabecular meshwork while also reducing certain inflow.  The MP3 Probe can be performed on an anesthetized eye in the doctor’s office or OR. The non-incisional procedure takes just a few minutes and results in minimal post-operative recovery for the patient. We believe that the MP3 procedure may be used to treat a wide variety of glaucoma states, including early to late stage glaucoma as well as open-angle and closed angle glaucoma. The MP3 Probe is a sterile disposable product.

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

Research and Development

We have close working relationships with researchers, clinicians and practicing physicians around the world who provide new ideas, evaluate prototypes and assist us in validating new products and new applications before they are introduced.

Our internal research and development (“R&D”) activities are performed by a current team of 11 engineers and regulatory professionals with experience in various aspects of medical products, laser systems, delivery devices, clinical techniques, and regulatory affairs with a focus on introducing innovative products which satisfy the unmet and emerging needs of our customers. The core competencies of the team include: mechanical engineering, electrical engineering, optics, lasers, fiber optics, software, and industrial designs. The R&D process integrates all necessary disciplines of the Company from product inception through customer acceptance. This process facilitates reliable new product innovations and a consistent pipeline of innovative products for our customers.

Our research activities are managed internally by our R&D staff. We supplement our internal R&D staff by hiring consultants or partnering with physicians known for their expertise. Research efforts are directed toward the development of new products, as well as the identification of markets not currently addressed by our products.

We believe that it is important to make a substantial contribution to improving clinical outcomes. For instance, we have made substantial investments in improving the treatment of serious eye diseases such as glaucoma and retinal disease. The objectives of developing new treatments and applications are to expand the patient population, to better and more economically treat diseases, to treat patients earlier in the treatment regimen and to reduce the side effects of treatment.

We consider clinical projects to be a component of our R&D efforts and they may or may not result in additional commercial opportunities.

Customers and Customer Support

Our products are currently sold for use by ophthalmologists specializing in the treatment of eye disease in retina, glaucoma and pediatric eye diseases. Other customers include research and teaching hospitals, government installations, surgical centers, hospitals, and office clinics (outpatient). No single customer or distributor accounted for 10% or more of total revenues in fiscal years 2018 and 2017.

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

Sales and Marketing

We sell and market our products in the United States and Germany predominantly through our direct sales force and internationally through independent distributors. Currently we have a direct sales force of 20 employees who are engaged in sales efforts within the United States, 3 in Germany and 6 personnel engaged in managing our distribution sales efforts internationally. Our sales are administered through our corporate headquarters in Mountain View, California.

International revenues represented 48.1% and 44.7% of our revenues in 2018 and 2017, respectively. We believe that our international sales will continue to represent a significant portion of our revenues for the foreseeable future. Our international sales are made principally to customers in Europe, Asia, the Pacific Rim, the Middle East, Russia, Africa and Latin America. Our distribution agreements with our international distributors are generally exclusive and typically can be terminated by either party without cause with 90 days’ notice. International sales may be adversely affected by currency fluctuations, the imposition of governmental controls, restrictions on export technology, political instability, trade restrictions, changes in tariffs and the economic condition in each country in which we sell our products.

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

Clinical Affairs

Our clinical affairs group was established to support clinical research opportunities, provide specialized ophthalmic surgeon training and credentialing for our proprietary MicroPulse™ products, establish strong relationships with prominent key opinion leaders and assure the accuracy and consistency our messaging to the market. We believe that a strong research program underlying marketing initiatives and professional level training for our customers are key to driving the application of our technology for more widespread and consistent use.

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

The medical devices we manufacture are subject to extensive regulation by numerous governmental authorities, including federal, state, and foreign governmental agencies. The principal regulators in the United States are the Food and Drug Administration (“FDA”) and the California Department of Public Health, Food and Drug Branch. In April 1998, we received certification for ISO 9001/EN 46001, which is an international quality system standard that documents compliance to the European Medical Device Directives. In February 2004, we were certified to ISO 13485:2003, which replaced ISO 9001/EN46001 as the international standard for quality systems as applied to medical devices. In December 2018, we were certified to ISO 13485:2016, which superseded the 2003 version of the standard. In August 2008, we received FDA 510(k) clearance on our family of IRIDEX IQ laser systems. This clearance covers the IRIDEX IQ 532 and IQ 577 laser systems and their associated delivery devices to deliver laser energy in either CW or MicroPulse mode. In January 2015, we received FDA 510(k) clearance for Cyclo G6. These laser systems are intended for a wide range of specific applications in the medical specialties of ophthalmology.

International regulatory bodies often establish varying product standards, packaging requirements, labeling requirements, tariff regulations, duties and tax requirements. As a result of our sales in Europe, we are required to have all products “CE” marked, an international symbol affixed to all products demonstrating compliance to the European Medical Device Directives and all applicable standards. In July 1998, we received CE mark certification under Annex II guidelines, the most stringent path to CE certification. With Annex II CE mark certification, we have demonstrated our ability to both understand and comply with all applicable standards under the European Medical Device Directives. Currently, all of our released products are CE marked. Continued certification is based on successful review of the process by our European Registrar during its annual audit. Any loss of certification would have a material adverse effect on our business, results of operations and financial condition. We rely on third parties to manufacture substantially all of the components used in our products, although we assemble critical subassemblies and the final product at our facility in Mountain View, California. Some of these suppliers and manufacturers are sole source. We have some long-term or volume purchase agreements with our suppliers but currently purchase most components on a purchase order basis. These components may not be available in the quantities required, on reasonable terms, or at all. Financial or other difficulties faced by our suppliers or significant changes in demand for these components or materials could limit their availability. Any failures by our third-party suppliers to adequately perform may delay the submission of products for regulatory approval, impair our ability to deliver products on a timely basis or otherwise impair our competitive position.

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

Our principal ophthalmic laser competitors are Alcon Inc. (Novartis AG), Bausch and Lomb (Valeant), Carl Zeiss Meditec AG, Ellex Medical Lasers, Ltd., Lumenis Ltd., Nidek Co. Ltd., Quantel Medical SA, and Topcon Corporation.  We also compete with alternative glaucoma surgical device companies such as Alcon, Allergan, Glaukos, New World Medical and Ivantis.  Pharmaceuticals represent alternative treatments to our laser procedures.  Some of our principal pharmaceutical competitors are Alcon, Allergan, OSI Pharmaceuticals, Pfizer, Regeneron, Roche (Genentech), and Valeant Pharmaceuticals.  Some of our competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. Some companies also have greater name recognition than us and long-standing customer relationships. In addition, other medical companies, academic and research institutions, or others, may develop new technologies or therapies, including medical devices, surgical procedures or pharmacological treatments and obtain regulatory approval for products utilizing such techniques that are more effective in treating the conditions targeted by us, or are less expensive than our current or future products. Our technologies and products could be rendered obsolete by such developments. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

Patents and Proprietary Rights

Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. These are either developed internally or obtained from acquisitions such as RetinaLabs and Ocunetics. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. Our patent portfolio includes 20 active United States patents and 13 active foreign patents on the technologies related to our products and processes. In addition, we have 8 patent applications pending in the United States and 12 foreign patent applications pending. Our patent applications may not be approved.

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

Government Regulation

The medical devices marketed and manufactured by us are subject to extensive regulation by numerous governmental authorities, including federal, state, and foreign governmental agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act (“FD&C Act”), as amended, and the regulations promulgated thereunder, the FDA serves as the principal federal agency within the United States with authority over medical devices and regulates the research, clinical testing, manufacture, labeling, distribution, sale, marketing and promotion of such devices. Noncompliance with applicable requirements can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizures of products, total or partial suspension of production, failure of the government to grant pre-market clearance or approval for devices, withdrawal of marketing approvals, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any medical device manufactured or distributed by us.

In the United States, medical devices are classified into one of three classes - Class I, II or III. The class to which the device is assigned determines, among other things, the type of pre-marketing submission/application required for FDA clearance to market. If the device is classified as Class I or II, and if it is not exempt, a 510(k) pre-market notification will be required for marketing. Under FDA regulations, Class I devices are subject to general controls (for example, labeling, pre-market notification and adherence to Quality System Regulations (“QSRs”) requirements). Class II devices receive marketing clearance through a 510(k) pre-market notification. For Class III devices, a pre-market approval (“PMA”) application will be required unless the device is a pre-amendments device (on the market prior to the passage of the medical device amendments in 1976, or substantially equivalent to such a device) and PMAs have not been called for. In that case, a 510(k) will be the route to market. A 510(k) clearance will be granted if the submitted information establishes that the proposed device is substantially equivalent to a legally marketed Class I or II medical device, or to a Class III medical device for which the FDA has not called for a PMA. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional information or data are needed before a substantial equivalence determination can be made. A request for additional data may require that clinical studies of the device’s safety and efficacy be performed.

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

A “not substantially equivalent” (NSE) determination, or a request for additional information, could delay the market introduction of new products that fall into this category and could have a materially adverse effect on our business, financial condition and results of operations. For any of our products that are cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or efficacy of the device or that constitute a major change to the intended use of the device will require new 510(k) submissions.

We have obtained 510(k) clearances for all of our marketed products. We have also modified aspects of our products since receiving regulatory clearance, and we have submitted 510(k)s for those modifications as required by FDA regulations. After a device receives a 510(k) clearance or a PMA, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new clearance or approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with our determination not to seek a new 510(k) clearance or PMA, the FDA may retroactively require us to seek 510(k) clearance or pre-market approval. The FDA could also require us to cease marketing and distribution and/or recall the modified device until a 510(k) clearance or a PMA approval is obtained. Also, in these circumstances, we may be subject to significant regulatory fines or penalties.

Any products manufactured or distributed by us pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including record keeping requirements and reporting of adverse experiences with the use of the device. Device manufacturers are required to register their establishments and list their devices with the FDA and certain state agencies, and are subject to periodic inspections by the FDA and certain state agencies. The FD&C Act requires devices to be manufactured to comply with applicable QSR regulations which impose certain procedural and documentation requirements upon us with respect to design, development, manufacturing and quality assurance activities. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Public Health, to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our subcontractors.

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

Export of our products is regulated by the FDA and subject to the FD&C Act, 21 U.S.C. §§321-397, and other statutes FDA administers, which greatly expanded the export of approved and unapproved United States medical devices. However, some foreign countries require manufacturers to provide a specific type of FDA export certificate (such as a Certificate to Foreign Government or Certificate of Exportability) which requires the device manufacturer to certify to the FDA that the product has been granted pre-market clearance in the United States and that the manufacturing facilities appeared to be in compliance with QSR at the time of the last QSR inspection. The FDA will refuse to issue any export certificate if significant outstanding QSR violations exist.

We are also regulated under the Radiation Control provisions (originally enacted as the Radiation Control for Health and Safety Act of 1968) which are located in Sections 531 through 542 of the FD&C Act, which requires laser products to comply with performance standards, including design and operation requirements, and manufacturers to certify in product labeling and in reports to the FDA that their products comply with all such standards. The law also requires laser manufacturers to file new product and annual reports, maintain manufacturing, testing and sales records and report product defects. Various warning labels must be affixed and certain protective devices installed, depending on the class of the product.

The introduction of our products in foreign markets will also subject us to foreign regulatory clearances which may impose substantial additional costs and burdens. International sales of medical devices are subject to the regulatory requirements of each country. The regulatory review process varies from country to country. Many countries also impose product standards, packaging requirements, labeling requirements and import restrictions on devices. In addition, each country has its own tariff regulations, duties and tax requirements. The approval by the FDA and foreign government authorities is unpredictable and uncertain. The necessary approvals or clearances may not be granted on a timely basis, if at all. Delays in receipt of, or a failure to receive, such approvals or clearances, or the loss of any previously received approvals or clearances, could have a material adverse effect on our business, financial condition and results of operations. There are a number of major regulatory changes occurring in the regulation of medical devices in the European Union. A new revision of the quality system regulation (ISO 13485:2016) has been released that substantially increases the requirements for a medical device quality system. The Medical Device Regulation (“MDR”) will replace the current medical device directives (93/42/EEC), and it substantially changes the way that medical devices are brought to market in the European Union and how they maintain compliance throughout the product’s life cycle. Additionally, the new revision 4 of the clinical evaluation report guidance document (MEDDEV 2.7.1) severely restricts the use of substantial equivalence for new products, resulting in the need for formal clinical trial data for most new products. These changes will increase the cost for compliance and for product development, and they lengthen product introduction cycles. Failure to comply with these changes can have an adverse effect on our ability to release new products in a timely manner.

In order to maintain medical device sales in Canada, Iridex must obtain the ISO 13485:2016 certificate through the Medical Device Single Audit Program (MDSAP). This program allows a single audit of a medical device manufacturer's Quality Management Systems which satisfies the requirements of multiple regulatory jurisdictions. Specifically, MDSAP is a way that medical device manufacturers can be audited once for compliance with the standard and regulatory requirements of up to five different medical device markets: Australia, Brazil, Canada, Japan and the United States. The MDSAP audit program is voluntary in all countries except Canada. Iridex must pass comprehensive Stage I and Stage II audits and receive the ISO certificate by December 31, 2019 in order to continue to distribute product in Canada after that date.

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

Employees

As of December 29, 2018, we had a total of 114 full-time equivalent employees engaged in our ongoing operations, including 48 in operations (including manufacturing, quality, logistics and service), 40 in sales and marketing which does not include 4 consultants and one independent sales representative, 11 in R&D and 15 in finance and administration. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. As of December 29, 2018, we had 38 such persons serving in such roles. Our future success will depend in part on our ability to attract, train, retain and motivate highly qualified employees, who are in great demand. We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization, and we have never experienced a work stoppage or strike. We consider our employee relations to be good.

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

Our ability to sell our products and generate revenues depends upon our direct and independent sales forces within the United States, direct sales force in Germany and relationships with independent international distributors. Currently our direct and independent sales forces within the United States consist of approximately 20 employees and one independent representative, respectively and our direct sales force in Germany consists of 3 employees. Our international independent distributors are managed by a team of 6 people. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are largely dependent on the efforts of these third parties. If any distributor breaches the terms of its distribution agreement with us or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory would be adversely affected.

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

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the fiscal year ended December 29, 2018, our international sales were $20.5 million, or 48.1% of total revenues. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. All of our international revenues and costs for the year ended December 29, 2018 have been denominated in U.S. dollars except for a sale transacted through our German subsidiary. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our U.S. dollar-denominated products more expensive and thus less competitive in foreign markets and may negatively affect our reported revenue in any particular reporting period. Our international operations and sales are subject to a number of risks and potential costs, including:

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

If we fail to develop and successfully introduce new products and applications or fail to improve our existing products, our business prospects and operating results may suffer.

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

Competition in the market for laser systems and delivery devices used for ophthalmic treatment procedures is intense and is expected to increase. This market is also characterized by technological innovation and change. We compete by providing features and services that are valued by our customers such as: enhanced product performance and clinical outcomes, ease of use, durability, versatility, customer training services and rapid repair of equipment.

Our principal ophthalmic laser competitors are Alcon Inc. (Novartis AG), Bausch and Lomb (Valeant), Carl Zeiss Meditec AG, Ellex Medical Lasers, Ltd., Lumenis Ltd., Nidek Co. Ltd., Quantel Medical SA, and Topcon Corporation.  We also compete with alternative glaucoma surgical device companies such as Alcon, Allergan, Glaukos, New World Medical and Ivantis. Pharmaceuticals represent alternative treatments to our laser procedures.  Some of our principal pharmaceutical competitors are Alcon, Allergan, OSI Pharmaceuticals (Astellas), Pfizer, Regeneron, Roche (Genentech) and Valeant Pharmaceuticals.  Some of our competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. Some companies also have greater name recognition than us and long-standing customer relationships. In addition, other medical device companies, academic and research institutions, or others, may develop new technologies or therapies, including medical devices, surgical procedures or pharmacological treatments and obtain regulatory approval for products utilizing such techniques that are more effective in treating the conditions targeted by us, or are less expensive than our current or future products. Our technologies and products could be rendered obsolete by such developments. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

Our operating results may be adversely affected by uncertainty regarding healthcare reform measures and changes in third-party coverage and reimbursement policies.

Our products are typically purchased by doctors, clinics, hospitals and other users, which bill various third-party payers, such as governmental programs and private insurance plans, for the health care services provided to their patients. Changes in government legislation or regulation or in private third-party payers’ policies toward reimbursement for procedures employing our products may prohibit adequate reimbursement. There have been a number of legislative and regulatory proposals to change the healthcare system, reduce the costs of healthcare and change medical reimbursement policies. Doctors, clinics, hospitals and other users of our products may decline to purchase our products to the extent there is uncertainty regarding reimbursement of medical procedures using our products and any healthcare reform measures. Further proposed legislation, regulation and policy changes affecting third-party reimbursement are likely. Among other things, Congress has in the past proposed changes to and the repeal of the Patient Protection and Affordable Care Act and the Health

Care and Education Reconciliation Act of 2010, collectively, the “Affordable Care Act”, and the current U.S. presidential administration has announced certain policy changes that could impact the availability of benefits under the Affordable Care Act. At this time, it remains unclear whether there will be any changes made to or any repeal of the Affordable Care Act, with respect to certain of its provisions or in its entirety or related administrative policies. Various healthcare reform proposals have also emerged at the state level.

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

While we do not bill directly to Medicare, Medicaid or other third-party payors, because payment is in many cases available for our products from such payors, many healthcare laws place limitations and requirements on the manner in which we conduct our business (including our sales and promotional activities and interactions with healthcare professionals and facilities) and could result in liability and exposure for us. The laws that may affect our ability to operate include (i) the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as Medicare or Medicaid, (ii) federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to entities like us if we provide coding and billing advice to customers, or under theories of “implied certification” where the government and qui tam relators may allege that device companies are liable where a product that was paid for by the government in whole or in part was promoted “off-label,” lacked necessary clearance or approval, or failed to comply with good manufacturing practices or other laws; (iii) transparency laws and related reporting and disclosures requirements such as the federal Sunshine Act, now known as Open Payments; and/or (iv) state law equivalents of each of the above federal laws, including, without limitation anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, many of which differ from their federal counterparts in significant ways, thus complicating compliance efforts.

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

Our success and ability to compete is dependent, in part, upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. Our patent portfolio includes 20 active United States patents and 13 active foreign patents on the technologies related to our products and processes. In addition, we have 8 patent applications pending in the United States and 12 foreign patent applications pending. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Patents have a limited lifetime and once a patent expires competition may increase.

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

Numerous patents are held by others, including academic institutions and our competitors. Patent applications filed in the United States generally will be published eighteen months after the filing date. However, since patent applications continue to be maintained in secrecy for at least some period of time, both within the United States and internationally, we cannot provide assurance that our technology does not infringe any patents or patent applications held by third parties. We have, from time to time, been notified of, or have otherwise been made aware of, claims that we may be infringing upon patents or other proprietary intellectual property owned by others. If it appears necessary or desirable, we may seek licenses under such patents or proprietary intellectual property. Although patent holders commonly offer such licenses, licenses under such patents or intellectual property may not be offered or the terms of any offered licenses may not be reasonable.

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

Our ability to raise capital in the future may be limited, and future sales and issuances of securities could negatively affect our stock price and dilute the ownership interest of our existing investors.

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

Sales or issuances of a substantial amount of securities, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock. As of December 29, 2018, we had 13,602,052 shares of common stock outstanding, all of which shares were, and continue to be, eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. Future resales of our common stock by our existing stockholders could cause the market price of our common stock to decline.

As of December 29, 2018, holders of an aggregate of 982,742 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our other stockholders. In addition, the shares of common stock subject to outstanding options and Restricted Stock Units under our 2008 Equity Incentive Plan and the shares reserved for future issuance under the Incentive Plan may become eligible for sale in the public markets in the future, subject to certain legal and control limitations.

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

The medical devices that we market and manufacture are subject to extensive regulation by the FDA and by foreign and state governments. Under the FD&C Act and the related regulations, the FDA regulates the design, development, clinical testing, manufacture, labeling, sale, distribution and promotion of medical devices. Before a new device can be introduced into the market, the product must be shown to meet regulatory requirements established by the FD&C Act and implemented by the FDA. Unless otherwise exempt, a device manufacturer must obtain marketing “clearance” through the 510(k) premarket notification process, or “approval” through the lengthier premarket approval application (“PMA”) process. Not all devices are eligible for the 510(k) clearance process. Depending upon the type, complexity and novelty of the device and the nature of the disease or disorder to be treated, the FDA process can take several years, require extensive clinical testing and result in significant expenditures. Even if regulatory clearance or approval is obtained, later discovery of previously unknown safety issues may result in restrictions on the product, including withdrawal of the product from the market. Other countries also have extensive regulations regarding clinical trials and testing prior to new product introductions. Our failure to obtain government approvals or any delays in receipt of such approvals would have a material adverse effect on our business, results of operations and financial condition.

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

In addition, we are also subject to varying product standards, packaging requirements, labeling requirements, tariff regulations, duties and tax requirements. As a result of our sales in Europe, we are required to have all products “CE” marked, an international symbol affixed to all products demonstrating compliance with the European Medical Device Directives and all applicable standards. While currently all of our released products are CE marked, continued certification is based on the successful review of our quality system by our European Registrar during their annual audit. Any loss of certification would have a material adverse effect on our business, results of operations and financial condition. There are a number of major regulatory changes occurring in the regulation of medical devices in the EU. A new revision of the quality system regulation (ISO 13485:2016) has been released that substantially increases the requirements for a medical device quality system. The Medical Device Regulation (MDR) will replace the current medical device directives (93/42/EEC), and it substantially changes the way that medical devices are brought to market in the EU and how they maintain compliance throughout the product’s life cycle. Additionally, the new revision 4 of the clinical evaluation report guidance document (MEDDEV 2.7.1) severely restricts the use of substantial equivalence for new products, resulting in the need for formal clinical trial data for most new products. These changes will increase the cost for compliance and for product development, and they lengthen product introduction cycles. Failure to comply with these changes can have an adverse effect on our ability to release new products in a timely manner.

Further, in order to maintain medical device sales in Canada, we must obtain the ISO 13485:2016 certificate through the MDSAP. MDSAP allows a single audit of a medical device manufacturer's Quality Management Systems which satisfies the requirements of multiple regulatory jurisdictions - Australia, Brazil, Canada, Japan and the United States. The MDSAP audit program is voluntary in all countries except Canada. MDSAP may impose a higher compliance burden than the CE Mark through more rigorous audit requirements. If we do not comply with the new MDSAP standard, we will not be able to sell our products in Canada after December 31, 2019.

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

For example, on February 23, 2018, we initiated a worldwide voluntary recall of a specific laser accessory called the TruFocus LIO Premiere™ (“LIO”). The LIO is a head-mounted indirect ophthalmoscope that connects to our laser console and is used to view and perform laser treatment on a patient’s retina. This recall was prompted after we received reports of three adverse events from one physician in the U.S., resulting in focal cataracts and iris burns occurring during procedures in which the TruFocus LIO Premiere was used. We identified several potential root causes for the adverse events, including use error. The recall is still in progress and expected to be completed by end of first quarter of fiscal year 2019.

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

The comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) was enacted in the United States on December 22, 2017 and includes, among other items, a reduction in the federal corporate income tax rate from 35% to 21%, certain interest expense deduction limitations and changes in the timing of certain taxable income. We are required to recognize the effect of the tax law changes in the period of enactment, such as remeasuring our U.S. deferred tax assets and liabilities and reassessing the net realizability of our deferred tax assets and liabilities.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance on accounting for the tax effects of the Tax Act. We have completed our analysis and accounting with respect the Tax Act, and identified no additional changes from amounts previously recorded. However, changes in law, interpretations, and facts may result in adjustments to these amounts. Based on the Company’s net operating loss carryovers and valuation allowance, there is no impact to its consolidated financial statements as a result of the accounting for the tax effects of the Tax Act.

Subsequent legislations, guidance, regulations or audits that differ from our prior assumptions and interpretations, or other factors which were not anticipated at the time we estimated our tax provision could have a material adverse effect on our business, cash flow, results of operations or financial condition.

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

Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute the ownership interest of existing investors or earnings per share, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could adversely affect our business, operating results and financial condition.

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

Our products and operations are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, storage, handling, exposure to, and disposal of hazardous materials and a large and growing body of international standards which govern the design, manufacture, materials content and sourcing, testing, certification, packaging, installation, use and disposal of our products. We must continually keep abreast of these standards and requirements and integrate compliance to these with the development and regulatory documentation for our products. Failure to meet these standards could limit the ability to market our products in those regions which require compliance with such standards or subject us to fines and penalties. Examples of such standards include laws governing the hazardous material content of our devices and products, such as the EU Directive 2011/65/EU relating to Restrictions on the Use of Certain Hazardous Substances “RoHS Directive, and the EU Directive 2012/19/EU on Waste Electrical and Electronic Equipment. Similar laws and regulations have been passed or are pending in several other jurisdictions and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.

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

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including changes in foreign currency exchange rates, quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. During the fiscal year ended December 29, 2018, the trading price of our common stock fluctuated from a low of $3.85 per share to a high of $9.15 per share. During the fourth fiscal quarter ended December 29, 2018, the trading price of our common stock fluctuated from $3.85 per share to a high of $6.30 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

Our directors, executive officers, current five percent or greater stockholders and affiliated entities together beneficially own a significant portion of our common stock outstanding as of December 29, 2018. Having such a concentration of ownership may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from seeking to acquire, a majority of our outstanding common stock or control of our board of directors through a proxy solicitation.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We may experience difficulty in meeting these reporting requirements in a timely manner, particularly if material weaknesses or significant deficiencies were to persist. As of June 30, 2018, we became a “smaller reporting company” as defined in the Exchange Act, and effective with our Annual Report covering our fiscal year 2018, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. If we are unable to comply with the requirements of Section 404 in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the Nasdaq Stock Market, the SEC or other regulatory authorities, which could require additional financial and management resources.

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
•

special meetings of our stockholders may be called only by our board of directors, the chairman of the board, chief executive officer or president, thus prohibiting a stockholder from calling a special meeting;

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

In March 2017, OD-OS GmbH noticed an opposition to the Company’s European Patent No. currently EP 1 856 774 at the European Patent Office (“EPO”). On June 8, 2018, Quantel intervened in the Opposition. Oral proceedings on the opposition took place on July 13, 2018. At the conclusion of those proceedings, the EPO’s Opposition Division communicated that it would move to revoke the patent. The formal written decision from the Opposition Division was issued on October 1, 2018. The Company filed its notice of appeal on October 10, 2018.

In late May of 2018, Quantel applied to the Paris District Court in Paris, France for a ruling that its products do not infringe the French Part of Iridex’s European Patent at issue in the opposition, EP 1 856 774.

On February 12, 2019, we announced the resolution of our dispute with Quantel and dismissed the lawsuit we filed against Quantel in the U.S. District Court for the Northern District of California. Quantel dismissed and ceased its participation in parallel proceedings against us in Europe.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information for Common Equity

Our common stock is currently quoted on the Nasdaq Global Market under the symbol “IRIX”. The following table sets forth for the periods indicated the high and low sales prices for our common stock, as reported on the Nasdaq Global Market in fiscal years 2017 and 2018.

	High	Low
Fiscal 2018
Fourth Quarter	$6.30	$3.85
Third Quarter	$9.15	$6.00
Second Quarter	$7.24	$5.33
First Quarter	$8.28	$5.72
Fiscal 2017
Fourth Quarter	$9.94	$7.62
Third Quarter	$10.25	$8.19
Second Quarter	$11.52	$8.95
First Quarter	$15.99	$11.87

On March 14, 2019, the closing price for our common stock on the Nasdaq Global Market was $4.53 per share. As of March 14, 2019, there were approximately 35 holders of record (not in street name) of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of our stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

Sales of Unregistered Securities

None.

Use of Proceeds

On September 18, 2018, we sold 1,916,667 shares of the Company’s common stock (including 250,000 shares of common stock from the exercise of the overallotment option of shares granted to the underwriters) at a price of $6.00 per share. The offer and sale of all of the shares in the public offering were registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333- 213094). We entered into an underwriting agreement with underwriters for whom Stifel, Nicolaus & Company, Incorporated acted as representative. The net proceeds to the Company after deducting estimated underwriting discounts and commissions, fees and expenses of approximately $1.0 million were approximately $10.5 million. There has been no material change in the planned use of proceeds as described in our final prospectus filed with the SEC on September 14, 2018 pursuant to Rule 424(b) of the Securities Act. We invested the funds received in registered money market funds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

Item 6. Selected Financial Data

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

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

Our business generates recurring revenues through sales of consumable products, predominantly single-use laser probe devices and other instrumentation, as well as repair, servicing and extended service contracts for our laser systems. Our laser probes consist of the following product lines:

•	Glaucoma – Probes used in our glaucoma product line include our recently patented MicroPulse P3 (“MP3”) probe, G-Probe and G-Probe Illuminate; and
•	Surgical Retina – Our surgical retina probes include our EndoProbe family of products used in vitrectomy procedures.

Ophthalmologists typically use our laser systems in hospital ORs and ambulatory surgical centers (“ASCs”), as well as their offices and clinics. In the ORs and ASCs, ophthalmologists use our laser systems with either an indirect laser ophthalmoscope or a consumable, single use MP3 probe, G-Probe or EndoProbe.

Our products are sold in the United States and Germany predominantly through a direct sales force and internationally, through independent distributors. Total revenues in 2018 and 2017 were $42.6 million and $41.6 million, respectively. We generated net losses of $12.8 million and $12.9 million in 2018 and 2017.

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

Results of Operations - 2018 and 2017

Our fiscal year ends on the Saturday closest to December 31. Fiscal 2018 ended on December 29, 2018 and fiscal 2017 ended on December 30, 2017. Fiscal years 2018 and 2017 each included 52 weeks of operations.

The following table sets forth certain operating data as a percentage of revenue for the periods indicated.

	Percentage of Revenue
	Years Ended
	FY 2018	FY 2017
	December 29, 2018	December 30, 2017
Revenues	100.0%	100.0%
Cost of revenues	59.0%	62.7%
Gross margin	41.0%	37.3%
Operating expenses:
Research and development	9.4%	12.5%
Sales and marketing	39.4%	35.0%
General and administrative	22.4%	21.1%
Gain on sale of intellectual property	0.0%	(0.4%)
Impairment of long-lived assets	0.0%	0.1%
Total operating expenses	71.2%	68.3%
(Loss) income from operations	(30.2%)	(31.0%)
Other (expense) income, net	0.2%	(0.3%)
(Loss) income from operations before (benefit from) provision for income taxes	(30.0%)	(31.2%)
(Benefit from) provision for income taxes	0.1%	(0.3%)
Net (loss) income	(30.1%)	(30.9%)

Comparison of 2018 and 2017

Revenues.

Our total revenues increased $1.0 million or 2.4% from $41.6 million in 2017 to $42.6 million in 2018. The increase was due primarily to an increase in our international systems revenues and recurring revenues, partially offset by a decrease in our domestic systems sales. Domestic systems sales were impacted by a decrease in retina system sales primarily due to the impact of our voluntary recall. The increase in international systems revenues was primarily due to an increase in G6 system sales. Our recurring revenues increased due to an increase in G6 related probes sales, partially offset by a decrease in legacy probes sales.

(in millions)	FY 2018	FY 2017	Change in $	Change in %
Systems – domestic	$7.3	$8.0	$(0.7)	(8.8%)
Systems – international	12.7	11.7	1.0	8.5%
Recurring revenues	22.6	21.9	0.7	3.2%
Total revenues	$42.6	$41.6	$1.0	2.4%

Gross Profit.

Gross profit increased $2.0 million or 12.7% from $15.5 million in 2017 to $17.5 million in 2018. Gross margin increased 3.7 percentage points from 37.3% in 2017 to 41.0% in 2018. Gross margin improved primarily due to lower manufacturing costs and elimination of costs associated with our voluntary LIO product recall in 2017, partially offset by the impact of a shift in geographic mix.

Gross margins are expected to continue to fluctuate due to changes in the relative proportions of domestic and international sales, the product mix of sales, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies, sales return and a variety of other factors.

Research and Development.

R&D expenses decreased $1.2 million or 23.1% from $5.2 million in 2017 to $4.0 million in 2018. The decrease was attributable primarily to a decrease in salaries and related costs as a result of decrease in headcount and a decrease in share-based compensation expense.

Sales and Marketing.

Sales and marketing expenses increased $2.2 million or 15.4%, from $14.5 million in 2017 to $16.8 million in 2018. The increase was attributable primarily to an increase in salaries and related costs due to an increase in headcount and an increase in other general selling and marketing expenses.

General and Administrative.

General and administrative expenses increased $0.8 million or 8.8% from $8.8 million in 2017 to $9.6 million in 2018. The increase in spending was attributable primarily to an increase in headcount and associated costs, an increase in our German operations and an increase in legal expense.

Gain on sale of intellectual property

During 2017, we recognized a $0.2 million gain on sale of intellectual property which was written off in 2016.

Other Income (Expense).

Other expense totaled $0.1 million in 2018 and was attributable primarily to interest income, partially offset by an increase in the fair value re-measurement of the contingent earn-out liabilities of the RetinaLabs acquisition. Other expense totaled $0.1 million in 2017 and was attributed primarily to an increase in the fair value re-measurement of the contingent earn-out liabilities of the RetinaLabs acquisition, partially offset by interest income.

Income Taxes.

We recorded a provision for income taxes of $37 thousand for the year ended December 29, 2018 compared to a benefit from income taxes of $0.1 million for the year ended December 30, 2017. The effective tax rate for the year ended December 29, 2018 was negative 0.29% compared to an effective tax rate of 0.98% for the year ended December 30, 2017. The income tax valuation allowance was $15.5 million at the end of 2018 compared to $12.3 million at the end of 2017.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

Comparison of 2018 and 2017

As of December 29, 2018, we had cash and cash equivalents of $21.2 million, no debt and working capital of $28.5 million compared to cash and cash equivalents of $21.7 million, no debt and working capital of $29.1 million as of December 30, 2017.

Net cash used in operating activities was $10.0 million in 2018 compared to $3.6 million in 2017. The increase in net cash used in operating activities was primarily due to changes in working capital, driven by lower cash collections, timing of vendor payments and increase in operating expenses.

During 2018, net cash used in investing activities was $0.8 million, which consisted of $0.4 million for capital expenditures and $0.4 million payments of the contingent earn-out liability. Net cash used in investing activities during 2017 was $0.8 million, which consisted of $0.6 million for capital expenditures and $0.4 million for payment of the contingent earn-out liability, partially offset by $0.2 million proceeds from sale of intellectual property.

During 2018, net cash provided by financing activities was $10.4 million, which consisted of $10.5 million net proceeds arising from the issuance of common stock and $0.1 million proceeds from stock option exercises, partially offset by $0.2 million payroll taxes related to net share settlement of equity awards. Net cash provided by financing activities during 2017 was $2.3 million, which consisted of $2.3 million net proceeds arising from issuance of common stock and $0.4 million proceeds from stock option exercises, partially offset by $0.3 million payroll taxes related to net share settlement of equity awards.

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

The Company has the following revenue transaction types: (1) Product Sale Only, (2) VIP/LAP Programs, (3) Extended Warranty, (4) System Repairs (outside of warranty) and (5) Royalty Revenue.

(1)

Product Sale Only: The Company’s products consist of laser consoles, delivery devices and consumable instrumentation, including laser probes. The Company’s products are currently sold for use by ophthalmologists specializing in the treatment of glaucoma and retinal diseases.  Inside the United States and Germany the products are sold directly to the end users.  In other countries outside of the United States, the Company utilizes independent, third-party distributors to market and sell the Company’s products. There is no continuing obligation subsequent to the shipment to the distributors.

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

Under the new guidance, there is no change in our revenue recognition for system repairs (outside warranty) as compared to revenue recognition for these transactions under the prior revenue recognition standards. The Company recognizes revenue from system repairs (outside of warranty) at a point in time. When the customer requests repairs from the Company subsequent to the expiration of the standard warranty and outside of an extended warranty contracts, these repair contracts are considered separate from the initial sale, and as such, revenue is recognized as the repair services are rendered and the performance obligation satisfied.

(5)

Royalty Revenue: The Company has royalty agreements with two customers related to the sale of the Company’s intellectual property. Under the terms of these agreements, the customer is to remit a percentage of sales to the Company.

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

The Company elected the practical expedient allowing it to not recognize as a contract asset the commission paid to its salesforce on the sale of its products as an incremental cost of obtaining a contract with a customer but rather recognize such commission as expense when incurred as the amortization period of the asset that the Company would have otherwise recognized is one year or less. There is no change in the Company’s accounting for commissions.

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

Similarly, management must make estimates regarding the uncollectibility of accounts receivable. We are exposed to credit risk in the event of non-payment by customers to the extent of amounts recorded on the consolidated balance sheets. As sales increase the level of accounts receivable would likely also increase. In addition, in the event that customers were to delay their payments to us, the levels of accounts receivable would likely also increase. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on past payment history with the customer, analysis of the customer’s current financial condition, the aging of the accounts receivable balance, customer concentration and other known factors.

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

Income Taxes.

We account for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We annually evaluate the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. In 2014, we released the valuation allowance against most of our deferred tax assets except that we retained a valuation allowance for certain deferred tax assets associated with our California research and development credit (“CA R&D credit”). In 2018, based on the Company's recent history of losses and its forecasted losses, management believes on the more likely than not basis that a full valuation allowance is required. Accordingly, in the fourth quarter of fiscal year 2018, the Company provided a full valuation allowance on its federal and states deferred tax assets.

Accounting for Uncertainty in Income Taxes.

We account for uncertain tax positions in accordance with ASC 740. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a "more-likely-than-not" threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There was no accrued interest and penalties during the year ended December 29, 2018.

Accounting for Stock-Based Compensation.

We account for stock-based compensation granted to employees and directors, including employees’ stock option awards, restricted stock and restricted stock units at grant date, based on the fair value of the award. Stock-based compensation is recognized as expense on a ratable basis over the requisite service period of the award.

We value options using the Black-Scholes option pricing model. Restricted stock and time-based restricted stock units are valued at the grant date fair value of the underlying common shares. Performance-based restricted stock units are valued using a Monte Carlo simulation model. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions which determine the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying stock. The Monte Carlo simulation model incorporates assumptions for the holding period, risk-free interest rate, stock price volatility and dividend yield.

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

Recent Accounting Standards Not Yet Adopted.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which, along with subsequent amendments, modified lessee accounting guidance under Topic 840. This ASU requires the Company to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with terms of more than twelve months. This ASU also requires disclosures enabling the users of financial statements to understand the amount, timing and uncertainty of cash flows arising from leases. This new standard will become effective for annual periods beginning after December 15, 2018 (including interim reporting periods within those periods). Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company will adopt the new standard in the first quarter of its fiscal year 2019 using the optional transition method. The Company will elect not to reassess whether any expired or existing contracts are or contain leases, not to reassess the lease classification for any expired or existing leases, not to reassess initial direct costs for any existing leases and not to separate non-lease components from lease components and instead account for each separate lease component and the non-lease components associated with that lease component as a single lease component for new or modified leases. While we continue to evaluate certain provisions of the standard, based on our current estimates, we expect the adoption of the standard will result in recognition of right-of-use assets and lease liabilities, primarily relating to real estate operating leases, of approximately $4.0 million and $4.5 million, respectively, as of the first day of fiscal year 2019, on the Company’s consolidated balance sheets. No material impact is expected to the Company’s consolidated statements of operations or its consolidated statements of cash flows.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 8. Financial Statements and Supplementary Data.

Our consolidated balance sheets as of December 29, 2018 and December 30, 2017 and the consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of our fiscal years 2018 and 2017 together with the related notes and the report of our independent registered public accounting firm, are on the following pages. Additional required financial information is described in Item 15.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of IRIDEX Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of IRIDEX Corporation (a Delaware corporation) and its subsidiaries (the “Company”) as of December 29, 2018 and December 30, 2017, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 29, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 29, 2018, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenues from contracts with customers in 2018 due to the adoption of the new revenue standard.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

San Jose, California

March 29, 2019

IRIDEX Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	FY 2018	FY 2017
	December 29, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$21,194	$21,707
Accounts receivable, net of allowance for doubtful accounts of $213 as of December 29, 2018 and $226 as of December 30, 2017	9,083	7,863
Inventories	8,794	9,381
Prepaid expenses and other current assets	547	500
Total current assets	39,618	39,451
Property and equipment, net	1,220	1,403
Intangible assets, net	100	116
Goodwill	533	533
Other long-term assets	201	143
Total assets	$41,672	$41,646
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,516	$1,724
Accrued compensation	2,962	2,459
Accrued expenses	2,763	2,153
Accrued warranty	622	1,536
Deferred revenue	2,225	2,520
Total current liabilities	11,088	10,392
Long-term liabilities:
Accrued warranty	238	199
Other long-term liabilities	385	533
Total liabilities	11,711	11,124
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding 13,602,052 and 11,596,274 shares as of December 29, 2018 and December 30, 2017, respectively	145	126
Additional paid-in capital	71,548	59,385
Accumulated other comprehensive income	70	—
Accumulated deficit	(41,802)	(28,989)
Total stockholders’ equity	29,961	30,522
Total liabilities and stockholders’ equity	$41,672	$41,646

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	FY 2018	FY 2017
	Year Ended	Year Ended
	December 29, 2018	December 30, 2017
Total revenues	$42,600	$41,593
Cost of revenues	25,129	26,090
Gross profit	17,471	15,503
Operating expenses:
Research and development	4,006	5,208
Sales and marketing	16,782	14,541
General and administrative	9,551	8,782
Gain on sale of intellectual property	—	(175)
Impairment of long-lived assets	—	35
Total operating expenses	30,339	28,391
Loss from operations	(12,868)	(12,888)
Other income (expense), net	92	(107)
Loss from operations before provision for (benefit from) income taxes	(12,776)	(12,995)
Provision for (benefit from) income taxes	37	(128)
Net loss	$(12,813)	$(12,867)
Net loss per share:
Basic	$(1.05)	$(1.11)
Diluted	$(1.05)	$(1.11)
Weighted average shares used in computing net loss per common share:
Basic	12,199	11,555
Diluted	12,199	11,555

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	FY 2018	FY 2017
	Year Ended	Year Ended
	December 29, 2018	December 30, 2017
Net loss	$(12,813)	$(12,867)
Change in foreign currency translation adjustments	70	—
Comprehensive loss	$(12,743)	$(12,867)

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
FY 2016: Balances, December 31, 2016	11,304,736	$124	$55,158	$—	$(16,122)	$39,160
Proceeds from issuance of common stock, net of issuance costs	172,500	2	2,261			2,263
Issuance of common stock under stock option plan	64,380		377			377
Employee stock-based compensation expense			1,922			1,922
Release of restricted stock	54,658		(333)			(333)
Net loss					(12,867)	(12,867)
FY 2017: Balances, December 30, 2017	11,596,274	126	59,385	—	(28,989)	30,522
Proceeds from issuance of common stock, net of issuance costs	1,916,667	19	10,456			10,475
Issuance of common stock under stock option plan	24,050		98			98
Employee stock-based compensation expense			1,803			1,803
Release of restricted stock	65,061		(194)			(194)
Other comprehensive income				70		70
Net loss					(12,813)	(12,813)
FY 2018: Balances, December 29, 2018	13,602,052	$145	$71,548	$70	$(41,802)	$29,961

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	FY 2018	FY 2017
	Year Ended	Year Ended
	December 29, 2018	December 30, 2017
Operating activities:
Net loss	$(12,813)	$(12,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of intellectual property	—	(175)
Impairment of long-lived assets	—	35
Loss on disposal of property and equipment	4	—
Depreciation and amortization	809	858
Change in fair value of earn-out liability	149	260
Stock-based compensation	1,803	1,922
Changes in operating assets and liabilities:
Accounts receivable	(1,159)	2,162
Inventories	463	2,091
Prepaid expenses and other current assets	(54)	(50)
Other long-term assets	(49)	(63)
Accounts payable	788	(270)
Accrued compensation	503	113
Accrued expenses	614	25
Accrued warranty	(875)	1,132
Deferred revenue	(295)	1,137
Other long-term liabilities	87	125
Net cash used in operating activities	(10,025)	(3,565)
Investing activities:
Acquisition of property and equipment	(440)	(575)
Proceeds from sale of intellectual property	—	175
Payment on earn-out liability	(387)	(382)
Net cash used in investing activities	(827)	(782)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	10,475	2,263
Proceeds from stock option exercises	98	377
Taxes paid related to net share settlements of equity awards	(194)	(333)
Net cash provided by financing activities	10,379	2,307
Effect of foreign exchange rate changes	(40)	—
Net decrease in cash and cash equivalents	(513)	(2,040)
Cash and cash equivalents, beginning of year	21,707	23,747
Cash and cash equivalents, end of year	$21,194	$21,707
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$13	$7
Supplemental disclosure of non-cash activities:
Transfer of inventory to property and equipment	$166	$171

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

Notes to Consolidated Financial Statements

1. Organization

Description of Business.

IRIDEX Corporation (“IRIDEX”, the “Company”, “we”, “us”, or “our”) is a leading worldwide provider of therapeutic based laser systems, delivery devices and consumable instrumentation used to treat sight-threatening eye diseases in ophthalmology. Our ophthalmology products are sold in the United States and Germany predominantly through a direct sales force and internationally through independent distributors.

2. Summary of Significant Accounting Policies

Financial Statement Presentation.

The consolidated financial statements include the accounts of IRIDEX and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Our fiscal year always ends on the Saturday closest to December 31. Fiscal 2018 ended on December 29, 2018 (“FY 2018”) and Fiscal 2017 ended on December 30, 2017 (“FY 2017”). Fiscal years 2018 and 2017 each included 52 weeks of operations.

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

Sales Returns Allowance and Allowance for Doubtful Accounts.

We estimate future product returns related to current period product revenue. We analyze historical returns, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowance. Significant management judgment and estimates must be made and used in connection with establishing the sales returns allowance in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. Our provision for sales returns is recorded net of the associated costs. The balance for the provision for sales returns was $277 thousand and $570 thousand as of December 29, 2018 and December 30, 2017, respectively, and is recorded within the deferred revenue accounts in the consolidated balance sheets.

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

A reconciliation of the changes in our allowance for doubtful accounts balances for the years ended December 29, 2018 and December 30, 2017 are as follows (in thousands):

	Balance at			Balance
	Beginning of			at End of
Description	The period	Additions	(Deductions)	The period
Allowance for doubtful accounts Years ended
December 29, 2018	226	31	(44)	213
December 30, 2017	230	24	(28)	226

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

As part of our normal business, we generally utilize various finished goods inventory as either sales demos to facilitate the sale of our products to prospective customers, or as loaners that we allow our existing customers to use while we repair their products. We are amortizing these demos and loaners over an estimated useful life of four years. The amortization of the demos is charged to sales and marketing expense while the amortization on the loaners is charged to cost of revenues. The gross value of demos and loaners was $3.1 million and $2.4 million, and the accumulated amortization was $1.4 million and $0.9 million as of December 29, 2018 and December 30, 2017, respectively. The net book value of demos and loaners is charged to cost of revenues when such demos or loaners are sold.

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

Valuation of Goodwill and Intangible Assets.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an annual impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test during the second quarter of fiscal 2018 and determined that its goodwill was not impaired. As of December 29, 2018, we had not identified any factors that indicated there was an impairment of our goodwill and determined that no additional impairment analysis was then required.

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

The Company has the following revenue transaction types: (1) Product Sale Only, (2) VIP/LAP Programs, (3) Extended Warranty, (4) System Repairs (outside of warranty) and (5) Royalty Revenue.

(1)

Product Sale Only: The Company’s products consist of laser consoles, delivery devices and consumable instrumentation, including laser probes. The Company’s products are currently sold for use by ophthalmologists specializing in the treatment of glaucoma and retinal diseases. Inside the United States and Germany the products are sold directly to the end users.  In other countries outside of the United States, the Company utilizes independent, third-party distributors to market and sell the Company’s products. There is no continuing obligation subsequent to the shipment to the distributors.

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

(3)

Extended Warranty: The Company offers a standard 2-year warranty on all system sales (5 years on the laser heads for its IQ 532/577 laser consoles). The Company also offers an extended warranty which is sold to customers in incremental, one-year warranty periods which begin subsequent to the expiration of the standard 2-year warranty. The customer can opt to purchase the extended warranty at the time of the system sale or after the initial system sale.

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

Under the new guidance, there is no change in our revenue recognition for system repairs (outside warranty) as compared to revenue recognition for these transactions under the prior revenue recognition standards. The Company recognizes revenue from system repairs (outside of warranty) at a point in time. When the customer requests repairs from the Company subsequent to the expiration of the standard warranty and outside of an extended warranty contracts, these repair contracts are considered separate from the initial sale, and as such, revenue is recognized as the repair services are rendered and the performance obligation satisfied.

(5)

Royalty Revenue: The Company has royalty agreements with two customers related to the sale of the Company’s intellectual property. Under the terms of these agreements, the customer is to remit a percentage of sales to the Company.

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

The Company elected the practical expedient allowing it to not recognize as a contract asset the commission paid to its salesforce on the sale of its products as an incremental cost of obtaining a contract with a customer but rather recognize such commission as expense when incurred as the amortization period of the asset that the Company would have otherwise recognized is one year or less. There is no change in the Company’s accounting for commissions.

Taxes Collected from Customers and Remitted to Governmental Authorities.

Taxes collected from customers and remitted to governmental authorities are recognized on a net basis in the accompanying consolidated statements of operations as well as accrued expenses to the degree which is appropriate.

Deferred Revenue.

Deferred revenue represents contract liabilities. Revenue related to extended service contracts is deferred and recognized on a straight-line basis over the period of the applicable service period. Costs associated with these service arrangements are recognized as incurred. Approximately $1.6 million of the deferred revenue balance is expected to be recognized over the next 12 months.

A reconciliation of the changes in our deferred revenue balances for the years ended December 29, 2018 and December 30, 2017 are as follows (in thousands):

FY 2016: Balance as of December 31, 2016	$1,383
Additions to deferral	2,451
Revenue recognized	(1,314)
FY 2017: Balance as of December 30, 2017	2,520
Additions to deferral	1,984
Revenue recognized	(2,279)
FY 2018: Balance as of December 29, 2018	$2,225

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

A reconciliation of the changes in our warranty liability for the years ended December 29, 2018 and December 30, 2017 are as follows (in thousands):

FY 2016: Balance as of December 31, 2016	$603
Accruals for product warranties	1,476
Cost of warranty claims	(344)
FY 2017: Balance as of December 30, 2017	1,735
Accruals for product warranties	454
Cost of warranty claims	(1,329)
FY 2018: Balance as of December 29, 2018	$860

Shipping and Handling Costs.

Our shipping and handling costs billed to customers are included in revenues and the associated expense is recorded in cost of revenues for all periods presented. Shipping and handling costs billed to customers amounted to $0.3 million for each of the fiscal years 2018 and 2017.

Research and Development.

Research and development expenditures are charged to operations as incurred.

Advertising.

Advertising and promotion costs are expensed as they are incurred; such costs were approximately $0.5 million in 2018 and $0.2 million in 2017 and are included in sales and marketing expenses in the accompanying consolidated statements of operations.

Income Taxes.

We account for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We annually evaluate the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. In 2014, we released valuation allowance against most of our deferred tax assets except that we retained a valuation allowance for certain deferred tax assets associated with our California research and development credit (“CA R&D credit”). In 2018, based on the Company's recent history of losses and its forecasted losses, management believes on the more likely than not basis that a full valuation allowance is required. Accordingly, in the fourth quarter of fiscal year 2018, the Company provided a full valuation allowance on its federal and states deferred tax assets.

Accounting for Uncertainty in Income Taxes.

We account for uncertain tax positions in accordance with ASC 740. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a "more-likely-than-not" threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accrued interest and penalties during the years ended December 29, 2018 and December 30, 2017.

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

We market our products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of our customers and maintains an allowance for potential credit losses. Historically, we have not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the years ended December 29, 2018 and December 30, 2017, no single customer accounted for greater than 10% of total revenues. As of December 29, 2018 and December 30, 2017, no customer accounted for more than 10% of accounts receivable balance.

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

Net Income per Share.

Basic net income per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents consist of incremental common shares issuable upon the exercise of stock options and release (vesting) of restricted stock units and awards and are calculated under the treasury stock method. Common stock equivalent shares from unexercised stock options and unvested restricted stock units are excluded from the computation for periods in which we incur a net loss or if the exercise price of such options is greater than the average market price of our common stock for the period as their effect would be anti-dilutive. See Note 15 - Computation of Basic and Diluted Net Income Per Common Share.

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

Recent Accounting Standards Not Yet Adopted.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which, along with subsequent amendments, modified lessee accounting guidance under Topic 840. This ASU requires the Company to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with terms of more than twelve months. This ASU also requires disclosures enabling the users of financial statements to understand the amount, timing and uncertainty of cash flows arising from leases. This new standard will become effective for annual periods beginning after December 15, 2018 (including interim reporting periods within those periods). Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company will adopt the new standard in the first quarter of its fiscal year 2019 using the optional transition method. The Company will elect not to reassess whether any expired or existing contracts are or contain leases, not to reassess the lease classification for any expired or existing leases, not to reassess initial direct costs for any existing leases and not to separate non-lease components from lease components and instead account for each separate lease component and the non-lease components associated with that lease component as a single lease component for new or modified leases. While we continue to evaluate certain provisions of the standard, based on our current estimates, we expect the adoption of the standard will result in recognition of right-of-use assets and lease liabilities, primarily relating to real estate operating leases, of approximately $4.0 million and $4.5 million, respectively, as of the first day of fiscal year 2019, on the Company’s consolidated balance sheets. No material impact is expected to the Company’s consolidated statements of operations or its consolidated statements of cash flows.

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

The carrying amounts of our financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of December 29, 2018 and December 30, 2017, approximate fair value because of the short maturity of these instruments.

As of December 29, 2018 and December 30, 2017, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

	As of December 29, 2018				As of December 30, 2017
	Fair Value Measurements				Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$20,708	$—	$—	$20,708	$20,950	$—	$—	$20,950
Liabilities:
Earn-out liability	$—	$—	$334	$334	$—	$—	$572	$572

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

Charges related to fair value adjustments for the earn-out liability were $149 thousand and $260 thousand for the fiscal years 2018 and 2017, respectively.

The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of December 29, 2018 and December 30, 2017.

As of December 29, 2018	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Weighted Average (range)
Earn-out liability	$334	Discounted cash flow	Projected royalties (in thousands)	$1,245
			Discount rate	10.33% (10.20% - 27.00%)

As of December 30, 2017	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Weighted Average (range)
Earn-out liability	$572	Discounted cash flow	Projected royalties (in thousands)	$1,622
			Discount rate	10.90% (10.90% - 27.00%)

The following table provides a reconciliation of the beginning and ending balances of the contingent consideration – cash (Level 3 liabilities) (in thousands):

Balance as of December 31, 2016	$694
Payments against earn-out	(382)
Change in fair value of earn-out liability	260
Balance as of December 30, 2017	572
Payments against earn-out	(387)
Change in fair value of earn-out liability	149
Balance as of December 29, 2018	$334

4. Inventories

The components of our inventories are as follows (in thousands):

	FY 2018	FY 2017
	December 29, 2018	December 30, 2017
Raw materials	$2,675	$4,147
Work in process	1,075	1,278
Finished goods	5,044	3,956
Total inventories	$8,794	$9,381

5. Property and Equipment

The components of our property and equipment are as follows (in thousands):

	FY 2018	FY 2017
	December 29, 2018	December 30, 2017
Equipment	$10,502	$10,088
Leasehold improvements	2,516	2,364
Less: accumulated depreciation and amortization	(11,798)	(11,049)
Property and equipment, net	$1,220	$1,403

Depreciation expense related to property and equipment was $793 thousand and $842 thousand for the fiscal years 2018 and 2017, respectively.

6. Goodwill

The carrying value of goodwill was $533 thousand as of December 29, 2018 and December 30, 2017, respectively.

Goodwill is tested for impairment at least annually or whenever there is a change in circumstances that indicates the carrying value of these assets may be impaired. The determination of whether any potential impairment of goodwill exists is based upon an impairment test performed in accordance with ASC 350. There was no impairment of goodwill recognized during fiscal years 2018 and 2017.

7. Intangible Assets

The components of our purchased intangible assets as of December 29, 2018 are as follows (in thousands):

	Useful Lives	FY 2018 Annual Amortization	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Lives Remaining
Customer relations	15 Years	$16	$240	$140	$100	6.25 Years
Patents	Varies	—	600	600	—	Varies
		$16	$840	$740	$100

The components of our purchased intangible assets as of December 30, 2017 are as follows (in thousands):

	Useful Lives	FY 2017 Annual Amortization	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Lives Remaining
Customer relations	15 Years	$16	$240	$124	$116	7.25 Years
Patents	Varies	—	600	600	—	Varies
		$16	$840	$724	$116

Aggregate amortization expense for each of the fiscal years 2018 and 2017 was $16 thousand. The amortization of customer relations was charged to sales and marketing expense and the amortization of patents was charged to cost of revenues.

Estimated future amortization expense for purchased intangible assets is as follows (in thousands):

Fiscal Year:
2019	$16
2020	16
2021	16
2022	16
2023	16
Thereafter	20
Total	$100

8. Accrued Expenses

The components of our accrued expenses are as follows (in thousands):

	FY 2018	FY 2017
	December 29, 2018	December 30, 2017
Customer deposits	$671	$509
Earn-out – short term	334	337
Distributor commission	291	293
Sales and use tax payable	26	57
Royalties payable	84	82
Deferred rent	131	—
Other accrued expenses	1,226	875
Total accrued expenses	$2,763	$2,153

9. Commitments and Contingencies

Lease Agreements.

We lease our operating facilities in Mountain View, California, under a non-cancelable operating lease through February 28, 2022.  There are no remaining options to extend or renew the terms of this lease. Rent expense for fiscal years 2018 and 2017 was approximately $1.2 million and $1.1 million, respectively.

Our operating lease commitments consist of facility and office equipment leases. Future minimum lease payments under current operating leases as of December 29, 2018 are summarized as follows (in thousands):

Fiscal Year	Operating Lease Payments
2019	$1,430
2020	1,509
2021	1,495
2022	310
2023	—
Total future minimum lease payments	$4,744

Manufacture and Supply Agreement.

Future minimum payments for manufacture and supply commitments as of December 29, 2018 are summarized as follows (in thousands):

Fiscal Year	Contract Manufacturing and Supply Commitments
2019	$9,035
2020	1,407
Total contract manufacturing and supply commitments	$10,442

License Agreements.

We are obligated to pay royalties equivalent to 5% of sales on certain products under certain license agreements with termination dates as early as the end of 2018 and as late as the end of 2021. Royalty expense, charged to cost of revenues, was approximately $0.3 million for each of the fiscal years 2018 and 2017.

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

In March 2017, OD-OS GmbH noticed an opposition to the Company’s European Patent No. currently EP 1 856 774 at the European Patent Office (“EPO”). On June 8, 2018, Quantel intervened in the Opposition. Oral proceedings on the opposition took place on July 13, 2018. At the conclusion of those proceedings, the EPO’s Opposition Division communicated that it would move to revoke the patent. The formal written decision from the Opposition Division was issued on October 1, 2018. The Company filed its notice of appeal on October 10, 2018.

In late May of 2018, Quantel applied to the Paris District Court in Paris, France for a ruling that its products do not infringe the French Part of Iridex’s European Patent at issue in the opposition, EP 1 856 774.

On February 12, 2019, we announced the resolution of our dispute with Quantel and dismissed the lawsuit we filed against Quantel in the U.S. District Court for the Northern District of California. Quantel dismissed and ceased its participation in parallel proceedings against us in Europe.

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

2008 Equity Incentive Plan.

On June 11, 2008, the shareholders approved the adoption of the 2008 Equity Incentive Plan, (the “Incentive Plan”). There are no material changes in the Incentive Plan from the 1998 Plan. In 2014, the stockholders approved an amendment to the Incentive Plan for purposes of complying with Section 162(m) of the Internal Revenue Code of 1986, as amended, to increase the share reserve under the Incentive Plan, and to make certain other amendments to the terms of the Incentive Plan. The maximum aggregate number of shares that may be awarded and sold under the Incentive Plan is 2,850,000 shares plus any shares subject to stock options or similar awards granted under the 1998 Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 1998 Plan that are forfeited to us on or after February 23, 2008, which was the date the 1998 Plan expired.

The following table represents the shares activity and the total number of shares available for grant under the Incentive Plan:

Shares Available for Grant
Balances as of December 31, 2016	162,155
Additional shares reserved	650,000
Options granted	(524,400)
Restricted stock granted	(212,538)
Options cancelled	73,694
Awards cancelled	48,059
Balances as of December 30, 2017	196,970
Additional shares reserved	1,000,000
Options granted	(178,435)
Restricted stock granted	(628,125)
Options cancelled	166,798
Awards cancelled	143,754
Balances as of December 29, 2018	700,962

Awards (RSU, PSU, RSA) with a per share or unit purchase price lower than 100% of the fair market value of the Company's common stock on the date of grant under the 2008 Equity Incentive Plan, as amended, are counted against shares authorized under the plan as one and one-half shares of common stock for each share. When cancelled, these shares are added back to the Plan as one and one-half shares.

The following table shows stock-based compensation expenses by functional area in the consolidated statements of operations for 2018 and 2017(in thousands):

	FY 2018	FY 2017
	Year Ended	Year Ended
	December 29, 2018	December 30, 2017
Cost of revenues	$47	$152
Research and development	129	354
Sales and marketing	448	307
General and administrative	1,179	1,109
Total stock-based compensation expense	$1,803	$1,922

Stock-based compensation expense capitalized to inventory was immaterial for 2018 and 2017.

As of December 29, 2018, there was $4.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the Incentive Plan. The cost is expected to be recognized over a weighted average period of 2.38 years.

Summary of Stock Options

The following table summarizes information regarding activity in our stock option plans during the fiscal years ended 2018 and 2017 (in thousands except share and per share data):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances as of December 31, 2016	470,985	8.69
Options granted	524,400	9.90
Options exercised	(64,380)	5.86
Options cancelled or forfeited	(73,694)	10.47
Balances as of December 30, 2017	857,311	$9.49
Options granted	178,435	6.00
Options exercised	(24,050)	4.09
Options cancelled or forfeited	(166,798)	9.85
Balances as of December 29, 2018	844,898	$8.84

The following table summarizes information with respect to stock options outstanding and exercisable as of December 29, 2018:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$3.49 - $5.69	99,341	4.77	$5.03	37,966	$4.37
$5.81 - $6.00	89,926	5.28	$5.93	25,390	$5.91
$6.30 - $8.47	85,912	3.85	$7.24	50,582	$7.23
$8.58 - $9.05	85,874	4.11	$8.83	55,959	$8.71
$9.34 - $9.40	11,875	1.40	$9.36	11,875	$9.36
$9.54 - $9.54	324,854	5.08	$9.54	135,188	$9.54
$10.14 - $11.16	83,853	3.81	$10.80	65,004	$10.75
$12.85 - $12.85	15,394	4.70	$12.85	8,520	$12.85
$14.61 - $14.61	25,000	5.19	$14.61	10,939	$14.61
$16.29 - $16.29	22,869	3.18	$16.29	16,893	$16.29
$3.49 - $16.29	844,898	4.61	$8.84	418,316	$9.12

The determination of the fair value of options granted is computed using the Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Option Plan
	FY 2018	FY 2017
Average risk free interest rate	2.69%	1.83%
Expected life (in years)	4.55 years	4.55 years
Dividend yield	—	—
Average volatility	40.9%	41.8%

The weighted average grant date fair value of options granted as calculated using the Black-Scholes option pricing was $2.27 and $3.68 per share for the fiscal years 2018 and 2017, respectively.

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

Information regarding stock options outstanding, exercisable and expected to vest as of December 29, 2018 is summarized below:

	Number of	Weighted Average	Weighted Average Remaining Contractual	Aggregate Intrinsic Value
	Shares	Exercise Price	Life (years)	(thousands)
Options outstanding	844,898	$8.84	4.61	$12
Options vested and expected to vest	797,921	$8.87	4.53	$12
Options exercisable	418,316	$9.12	3.38	$12

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 29, 2018. This amount is subject to change due to changes to the fair market value of our common stock. The total intrinsic value of options exercised for fiscal years 2018 and 2017 was approximately $0.1 million and $0.3 million, respectively.

Restricted Stock Awards/Restricted Stock Units

Effective for the 2018 fiscal year and thereafter, each non-employee member of the Board of Directors received an annual equity award of either restricted stock or RSU, at the election of such Board member, in each case equal to $40 thousand worth of our common stock (determined at the fair market value of the shares at the time such award is granted) under our Incentive Plan. Each equity award or RSU vests in full on the one-year anniversary of the date of grant provided that the non-employee member continues to serve on the Board through such date.

Summary of Restricted Stock Units and Awards

We recognize the estimated compensation expense of restricted stock units and awards, net of estimated forfeitures, over the vesting term. The estimated compensation expense is based on the fair value of our common stock on the date of grant.

Information regarding the restricted stock units outstanding, vested and expected to vest as of December 29, 2018 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Restricted stock units outstanding	597,121	1.44	$2,657
Restricted stock units vested and expected to vest	492,239	1.33	$2,190

The intrinsic value of the restricted stock units is calculated based on the closing price of our shares as quoted on the Nasdaq Global Market on the last trading day of the fiscal year, December 28, 2018, of $4.45.

The majority of the restricted stock units that were released in fiscal year 2018 were net-share settled such that we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the restricted stock units on their release date as determined by our closing stock price. These net-share settlements had the effect of share repurchases as they reduced and retired the number of shares that would have otherwise been issued as a result of the release and did not represent an expense to us. For the fiscal year ended December 29, 2018, 86,941 shares of restricted stock units were released with an intrinsic value of approximately $0.6 million. We withheld 26,181 shares to satisfy approximately $194 thousand of employees’ minimum tax obligation on the released restricted stock units.

Information regarding the RSU activity during the years ended December 29, 2018 and December 30, 2017 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2016	335,805	$11.20
Restricted stock units granted	137,391	$9.88
Restricted stock units released	(80,009)	$12.37
Restricted stock units forfeited	(32,039)	$11.44
Outstanding as of December 30, 2017	361,148	$10.42
Restricted stock units granted	418,750	$7.79
Restricted stock units released	(86,941)	$7.38
Restricted stock units forfeited	(95,836)	$10.01
Outstanding as of December 29, 2018	597,121	$9.08

During the year ended December 29, 2018, the Company awarded 418,750 restricted stock units at a weighted average grant date fair value of $7.79 per share. Of this amount, 238,200 stock units represent performance-based shares that are subject to service, performance or market vesting conditions with a weighted average grant date fair value of $7.89 per share.

RSUs granted with market conditions are valued using a Monte Carlo simulation model and compensation expense is recognized ratably during the service period even if the market condition is not satisfied. To the extent that the market condition is not met, the RSUs will not vest and will be cancelled.

RSUs granted with performance conditions are valued at the grant date fair value of the underlying common shares. The Company makes a determination regarding the probability of the performance criteria being achieved and compensation expense is recognized ratably over the requisite service period, if it is expected that the performance criteria will be met.

Information regarding the restricted stock awards activity during the year ended December 29, 2018 and December 30, 2017 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2016	1,289	$15.51
Restricted stock awards granted	4,301	$9.30
Restricted stock awards released	(1,289)	$15.51
Outstanding as of December 30, 2017	4,301	$9.30
Restricted stock awards granted	—	—
Restricted stock awards released	(4,301)	$9.30
Outstanding as of December 29, 2018	—	—

11. Employee Benefit Plan

We have a plan known as the Iridex Corporation Profit Sharing/401(k) Plan to provide retirement benefits through the deferred salary deductions for substantially all U.S. employees. Employees may contribute up to 15% of their annual compensation to the plan, limited to a maximum amount set by the Internal Revenue Service. The plan also provides for Company contributions at the discretion of the Board of Directors. In 2018 and 2017, total matching contributions made by the Company were $233 thousand and $248 thousand, respectively.

12. Income Taxes

Loss from operations before provision for (benefit from) income taxes was comprised of the following:

	FY 2018	FY 2017
	Year Ended	Year Ended
	December 29, 2018	December 30, 2017
United States	$(12,671)	$(12,800)
Foreign	(105)	(195)
Total	$(12,776)	$(12,995)

The provision for (benefit from) income taxes includes:

	FY 2018	FY 2017
	Year Ended	Year Ended
	December 29, 2018	December 30, 2017
Current:
Federal	$—	$(90)
State	26	16
Foreign	9	—
	35	(74)
Deferred:
Federal	1	(55)
State	1	1
	2	(54)
Provision for (benefit from) income taxes	$37	$(128)

Our effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

	FY 2018	FY 2017
	Year Ended	Year Ended
	December 29, 2018	December 30, 2017
Income tax provision at statutory rate	21.0%	34.0%
State income taxes, net of federal benefit	2.7%	2.4%
Permanent differences	(0.4)%	(0.0)%
Research and development credits	0.1%	0.6%
Change in valuation allowance	(24.8)%	(32.5)%
Foreign rate differential	(0.2)%	(0.5)%
Other	1.3%	(3.0)%
Effective tax rate	(0.3)%	1.0%

The tax effect of temporary differences and carryforwards that give rise to significant portions of the net deferred tax assets are presented below (in thousands):

	FY 2018	FY 2017
	Year Ended	Year Ended
	December 29, 2018	December 30, 2017
Net operating losses	$8,195	$5,757
Research and development credits	3,048	2,839
Accruals and reserves	2,357	2,031
Deferred revenue	304	341
Property and equipment	314	314
Intangible assets	452	495
Stock compensation	797	528
Other tax credits	1	1
Net deferred tax asset	15,468	12,306
Valuation allowance	(15,485)	(12,320)
Net deferred tax liabilities	$(17)	$(14)

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

As of December 29, 2018, based on the Company's recent history of losses and its forecasted losses, management believes on the more likely than not basis that a full valuation allowance is required. Accordingly, in the fourth quarter of fiscal year 2018, the Company provided a full valuation allowance on its federal and state deferred tax assets. As of December 29, 2018, the Company had federal and state net operating loss (“NOL”) carry forwards of $32.3 million and $21.1 million respectively. The federal NOL will begin to expire in 2033 and the state NOL will begin to expire in 2021.

The Company has federal and state research credit carry forwards of approximately $1.9 million and $2.7 million, respectively, available to and development credits are subject to IRC sections 382 and 383. In the event of a change in ownership as defined by these code sections, the usage of the above mentioned NOL’s and credits may be limited.

The comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) was enacted in the United States on December 22, 2017 and includes, among other items, a reduction in the federal corporate income tax rate from 35% to 21%, certain interest expense deduction limitations and changes in the timing of certain taxable income. We are required to recognize the effect of the tax law changes in the period of enactment, such as remeasuring our U.S. deferred tax assets and liabilities and reassessing the net realizability of our deferred tax assets and liabilities.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance on accounting for the tax effects of the Tax Act. We have completed our analysis and accounting with respect the Tax Act and identified no additional changes from amounts previously recorded. However, changes in law, interpretations, and facts may result in adjustments to these amounts.   Based on the Company’s net operating loss carryovers and valuation allowance, there is no impact to its consolidated financial statements as a result of the accounting for the tax effects of the Tax Act.

The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. In accordance with our accounting policy, we recognize accrued interests and penalties related to unrecognized tax benefits as a component of income tax expense. There is no accrued interest and penalty during the year ended December 29, 2018.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	FY 2018	FY 2017
	Year Ended	Year Ended
	December 29, 2018	December 30, 2017
Balance at the beginning of the year	$1,105	$1,029
Additions based upon tax positions related to the current year	35	73
Additions based upon tax positions related to the prior year	15	3
Balance at the end of the year	$1,155	$1,105

If the ending balance of $1.2 million of unrecognized tax benefits at December 29, 2018 were recognized, $0 of the recognition would affect the income tax rate. The Company does not anticipate any material change in our unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business.

The Company files U.S. federal and state returns. The tax years 2011 to 2017 remain open in several jurisdictions, none of which have individual significance.

13. Loan and Security Agreement

In November 2016, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank providing for a $15.0 million secured revolving loan facility (“Revolving Loan Facility”), with availability subject to an accounts receivable borrowing base formula. Borrowings under the Revolving Loan Facility accrue interest at a per annum rate equal to the Wall Street Journal Prime Rate as in effect from time to time, plus 1.5%.  The Loan Agreement does not include any financial covenants. The Company may borrow, repay and reborrow funds under the Revolving Loan Facility until November 2, 2019, at which time the Revolving Loan Facility matures and all outstanding amounts must be repaid. As of December 29, 2018 and December 30, 2017, there were no amounts outstanding.

14. Business Segments and Geographical Information

We operate in one segment, ophthalmology. We develop, manufacture and market medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service and support activities.

Revenue information shown by product is as follows (in thousands):

	FY 2018	FY 2017
	Year Ended	Year Ended
	December 29, 2018	December 30, 2017
Systems	$20,009	$19,703
Recurring revenues(1)	22,591	21,890
Total revenues	$42,600	$41,593

(1) Include service contract revenues of $1,318 and $1,160 recognized during fiscal years 2018 and 2017, respectively. Service contract revenues are recognized ratably over the service contract period.

Revenue information shown by geographic region is as follows (in thousands):

	FY 2018	FY 2017
	Year Ended	Year Ended
	December 29, 2018	December 30, 2017
United States	$22,097	$23,017
Europe	9,742	8,097
Americas, excluding the U.S.	2,590	2,319
Asia/Pacific Rim	8,171	8,160
	$42,600	$41,593

Revenues are attributed to countries based on location of end customers. For fiscal years 2018 and 2017 no individual country accounted for more than 10% of our sales, except for the United States, which accounted for 51.9% and 55.3% of revenues in 2018 and 2017, respectively.

15. Computation of Basic and Diluted Net Loss Per Common Share

A reconciliation of the numerator and denominator of basic and diluted net income per common share is provided as follows (in thousands, except per share amounts):

	FY 2018	FY 2017
	Year Ended	Year Ended
	December 29, 2018	December 30, 2017
Numerator:
Net loss	$(12,813)	$(12,867)
Denominator:
Weighted average shares of common stock (basic)	12,199	11,555

Weighted average shares of common stock (diluted)	12,199	11,555
Per share data:
Basic net (loss) income per share	$(1.05)	$(1.11)
Diluted net (loss) income per share	$(1.05)	$(1.11)

As of December 29, 2018 and December 30, 2017, stock options, restricted stock units and restricted stock awards of 1,196,352 and 837,269 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding because to do so would have been anti-dilutive.

16. Subsequent Events

The Company has evaluated subsequent events and has concluded that no subsequent events that require disclosure in the financial statements have occurred since the fiscal year ended December 29, 2018.

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

Based on management’s evaluation, our Principal Executive and Financial Officer and Principal Accounting Officer concluded that, as of December 29, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive and Financial Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over the company’s financial reporting. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even any effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of any internal control may vary over time. Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 29, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment using those criteria, our management concluded that, as of December 29, 2018, our internal control over financial reporting is effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act.

Inherent Limitations on Effectiveness of Controls

Our management, including our Principal Executive and Financial Officer and Principal Accounting Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more persons or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

Not applicable.

PART III

Certain information required by Part III has been omitted from this Form 10-K. This information is instead incorporated herein by reference to our definitive Proxy Statement, which we will file within 120 days after the end of our fiscal year pursuant to Regulation 14A in time for our Annual Meeting of Stockholders to be held in 2019.

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

3. Exhibits

Exhibit Index

Exhibits	Exhibit Title
2.1(13)	Asset Purchase Agreement by and among Cutera, Inc., Registrant, and U.S. Bank, National Association, as Escrow Agent, dated December 30, 2011.

3.1(1) (P)	Amended and Restated Certificate of Incorporation of Registrant.

3.2	Amended and Restated Bylaws of Registrant.

4.1(3)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock.

4.2(3)	Investor Rights Agreement, dated as of August 31, 2007, by and among the Registrant, BlueLine Capital Partners, LP; BlueLine Capital Partners III, LP and BlueLine Capital Partners II, LP.

4.3(4)	Amendment No. 1 to Investor Rights Agreement, dated as of March 31, 2009.

4.4(21)	Form of senior indenture, to be entered into between the Registrant and the trustee designated therein.

4.5(21)	Form of senior note with respect to each particular series of senior notes.

4.6(21)	Form of subordinated indenture to be entered into between the Registrant and the trustee designated therein.

4.7(21)	Form of subordinated note with respect to each particular series of subordinated notes.

4.8(21)	Form of warrant with respect to each warrant.

4.9(21)	Certificate of designation, preferences and rights with respect to any preferred stock.

4.10(21)	Form of Depositary Agreement with respect to the depositary shares.

4.11(21)	Form of Subscription Agreement.

4.12(21)	Form of Unit with respect to any contractual units.

10.1(18)	Fourth Amendment to Lease Agreement dated February 9, 2016 by and between Zappettini Investment Co. and the Registrant.

10.2(20)	Form of Indemnification Agreement with directors and officers.

Exhibits	Exhibit Title
10.3(5)

Lease Agreement dated December 6, 1996 by and between Zappettini Investment Co. and the Registrant, as amended pursuant to Amendment No. 1 dated September 15, 2003 and Amendment No. 2 dated December 22, 2008.

10.3.1(14)	Third Amendment to Lease Agreement dated August 4, 2014 by and between Zappettini Investment Co. and the Registrant.

10.3.2(23)	Fourth Amendment to Lease Agreement dated January 31, 2016 by and between ZIC 12112 Terra Bella LLC and the Registrant.

10.3.3(24)	Triple Net Lease dated April 26, 2017 by and between ZIC 12112 Terra Bella LLC and the Registrant.

10.6(8)*	2005 Employee Stock Purchase Plan.

10.7(9)*	2008 Equity Incentive Plan.

10.8(10)*	Form of 2008 Equity Incentive Plan Option Agreement.

10.9(11)*	Form of Stand-alone stock option agreement.

10.10(3)	Securities Purchase Agreement, dated August 31, 2007, by and among BlueLine Capital Partners, LP, BlueLine Capital Partners III, LP, BlueLine Capital Partners II, LP and the Registrant.

10.11(12)*	Form of 2008 Equity Incentive Plan Restricted Stock Award Agreement.

10.12(12)*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Agreement.

10.13(13)*	Restricted Stock Unit Award Agreement granted to William M. Moore under the Company’s 2008 Equity Incentive Plan, as amended.

10.14(16)*	Restricted Stock Unit Award Agreement granted to William M. Moore under the Company’s 2008 Equity Incentive Plan, as amended.

10.15(17)*	Change in Control Severance Agreement dated March 30, 2015, between the Registrant and William M. Moore.

10.16(19)*	Change in Control Severance Agreement dated as of December 6, 2017 by and between the Company and George Marcellino

10.17(20)*	Offer Letter between the Company and Mr. Mokari effective as of May 13, 2016.

10.18(20)*	Change in Control Severance Agreement, between the Company and Mr. Mokari

10.19(22)	Loan and Security Agreement, dated as of November 2, 2016, between IRIDEX Corporation and Silicon Valley Bank.

21.1 (1) (P)	Subsidiaries of Registrant

23.1	Consent of BPM LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page).

31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibits	Exhibit Title

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Exhibits filed with the Registration Statement on Form SB-2 (No. 333-00320-LA) which was declared effective on February 15, 1996.
(3)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on September 7, 2007.
(4)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on April 6, 2009.
(5)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-K for the year ended January 3, 2009.
(8)	Incorporated by reference to the appendix filed with the Registrant’s Proxy Statement for the Registrant’s 2004 Annual Meeting of Stockholders which was filed on April 30, 2004.
(9)	Incorporated by reference to the appendix filed with the Registrant’s Proxy Statement for the Registrant’s 2008 Annual Meeting of Stockholders which was filed on April 24, 2008.
(10)	Incorporated by reference to Exhibit 99.1 filed with Registrant’s Registration Statement on Form S-8 on November 21, 2008.
(11)	Incorporated by reference to Exhibit 99.(d)(5) filed with the Registration Statement on Form SC TO-I July 30, 2009.
(12)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-Q for the quarter ended July 2, 2011.
(13)	Incorporated by reference to the Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on March 27, 2013.
(14)	Incorporated by reference to the Exhibit 2.1 filed with the Registrant’s Report on Form 8-K on January 4, 2012.
(15)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Report on Form 10-Q on November 3, 2014.
(16)	Incorporated by reference to the Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on January 9, 2014.
(17)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-Q on May 12, 2015.
(18)	Incorporated by reference to the Exhibit 10.1 filed with the Registrant’s Report on Form 10-K on March 31, 2016.
(19)	Incorporated by reference to the Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on December 6, 2017.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 29th day of March 2019.

IRIDEX CORPORATION

By:	/s/ William M. Moore
William M. Moore
President and Chief Executive Officer

/s/ Romeo R. Dizon
Romeo R. Dizon
Vice President and Controller

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William M. Moore, and Romeo Dizon, jointly and severally, their attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign on behalf of the undersigned any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and each of the undersigned does hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William M. Moore	President, Chief Executive Officer, and Chairman of the Board	March 29, 2019
(William M. Moore)	(Principal Executive and Financial Officer)

/s/ Romeo R. Dizon	Vice President and Controller	March 29, 2019
(Romeo R. Dizon)	(Principal Accounting Officer)

/s/ David I. Bruce	Director	March 29, 2019
(David I. Bruce)

/s/ Sanford Fitch	Director	March 29, 2019
(Sanford Fitch)

/s/ Robert E. Grove	Director	March 29, 2019
(Robert E. Grove)

/s/ Ruediger Naumann-Etienne	Director	March 29, 2019
(Ruediger Naumann-Etienne)

/s/ (Maria Sainz)	Director	March 29, 2019
(Maria Sainz)