Form 10-K/A
period 2018-12-29
IRIDEX CORP
filed 2019-04-29
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

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

As of April 25, 2019, Registrant had 13,634,312 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-K/A amends the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2018 filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2019 (the “Original 10-K”), to include the information required by Items 10 through 14 of Part III of the Original 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Registrant within 120 days after our year ended December 29, 2018.

Items 10 through 14 of  Item III in Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our 2019 Annual Meeting of Stockholders.  Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.

Pursuant to the SEC rules, Part IV, Item 15 has also been amended to contain the currently dated certificates from the Company’s principal executive and financial officer and principal accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  The certificates of the Company’s principal executive and financial officer and principal accounting officer are attached to this Amendment as Exhibits 31.3 and 31.4.  Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The names of, and certain information regarding, our directors, as of April 25, 2019 are set forth below.

Name of Nominee	Age	Principal Position at Company	Director Since
William M. Moore	70	Chairman of the Board; President and Chief Executive Officer	2007
David I. Bruce(1)(2)(4)	59	Director	2018
Ruediger Naumann-Etienne, Ph.D.(1)(2)(5)(6)	72	Director	2009
Sanford Fitch(1)(2)(3)(5)	78	Director	2004
Robert Grove (1)(4)(5)	70	Director	2018
Kenneth E. Ludlum (1)	65	Director	2019
Maria Sainz(1)(4)	53	Director	2018
Scott Shuda(1)	53	Director	2019

(1)	The board of directors of the Company (the “Board”) has made the affirmative determination that such nominee is independent as defined under the listing standards of The Nasdaq Stock Market.
(2)	Member of the audit committee of the Board (the “Audit Committee”).
(3)	Audit Committee financial expert as defined in the rules of the SEC.
(4)	Member of the compensation committee of the Board (the “Compensation Committee”).
(5)	Member of the nominating and governance committee of the Board (the “Nominating and Governance Committee”).
(6)	Lead Independent Director.

William M. Moore.  Mr. Moore currently serves as the Chairman of the Board (“Chairman”) and as the President and Chief Executive Officer of the Company.  He has served as a director of the Company since September 2007, as Chairman since September 2010, and as the President and Chief Executive Officer of the Company since August 2012.  Mr. Moore served as a member of the Company’s Compensation Committee from September 2007 to July 2010, and as the Chairman of the Company’s Nominating and Governance Committee from February 2009 to October 2012.  Mr. Moore holds a B.S. degree in Business from the University of Utah.

Mr. Moore also served on the board of directors of Natus Medical Incorporated (“Natus”), a public company he co-founded in 1990 and for which he served as CEO until 1993, from 1990 until June 2018.  Natus is a provider of healthcare products used for the screening, detection, treatment, monitoring and tracking of common medical ailments such as hearing impairment, neurological dysfunction, epilepsy, sleep disorders, and certain newborn conditions.  Mr. Moore brings to the Board current operational experience, along with over twenty five years of experience in the healthcare industry.  Mr. Moore firmly understands the Company’s business and technology.  Mr. Moore’s past service on the boards of directors of other public companies, including his service on audit, compensation and nominating and governance committees, as well as his prior experience as an investor, provides him the strong background necessary to serve as our Chairman and President and Chief Executive Officer.

David I. Bruce.  Mr. Bruce has served as a director of the Company since April 2018.  Mr. Bruce served as the Chief Operating Officer of Catheter Robotics, Inc., a private company focused on developing and manufacturing remote catheter systems from August 2014 to May 2016.  From November 2011 to May 2014, Mr. Bruce served as President, Chief Executive Officer and director of Arstasis, Inc., a private company that manufactures and distributes vascular closure devices for arterial closure in catheterization procedures.  Prior to that, Mr. Bruce served as CEO of EP MedSystems, a public medical device company specializing in electrophysiology systems and catheters, and led the company to 30% annual growth over two years culminating in its acquisition by St. Jude Medical.  Mr. Bruce holds a B.S. in Mechanical Engineering from the University of California, Berkeley, and an MBA degree from the Wharton School at the University of Pennsylvania.

Mr. Bruce is independent and has extensive experience in the medical device industry.  Mr. Bruce’s executive management and his past board service and consulting experience for the boards of directors of emerging medical device companies on market penetration strategy and execution, provide him with the necessary skills and a functional understanding of the role of the Board and as the chairman of our Compensation Committee and member of our Audit Committee.

Ruediger Naumann-Etienne, Ph.D.  Dr. Naumann-Etienne has served as a director of the Company since December 2009.  Dr. Naumann-Etienne has been the owner and Managing Director of Intertec Group, an investment company specializing in the medical device field, since 1989.  Dr. Naumann-Etienne has served as the Chairman of the board of directors of Varex Imaging Corporation since January 2017.  Dr. Naumann-Etienne served on the board of directors of Varian Medical Systems, Inc., a public medical device company, from 2003 until 2017, and Encision Inc., a public medical device company, from 2003 until 2016.  Dr. Naumann-Etienne holds a Ph.D. in International Finance from the University of Michigan.  He holds a Master’s Degree in Industrial Management from the Georgia Institute of Technology and holds an undergraduate degree in Business Administration from the Technical University Berlin, Germany.

Dr. Naumann-Etienne is independent and his experience as a director of multiple medical device companies has provided Dr. Naumann-Etienne with an understanding of the operation and management of a global medical device company, and with the business and technology of IRIDEX.  His service on the boards of directors of several public companies has provided Dr. Naumann-Etienne with consensus-building skills and a functional understanding of the role of the Board.  His education and his experience have provided Dr. Naumann-Etienne the financial acumen and executive compensation experience necessary to serve as chairman of our Nominating and Governance Committee and on our Audit Committee.

Sanford Fitch.  Mr. Fitch has served as a director of the Company since 2004.  Mr. Fitch has served as a director and audit committee chairman of Masimo Corp, a public company that designs, develops, manufactures and sells medical devices, since November 2006.  Mr. Fitch served as a director and audit committee chairman of Foxhollow Technologies, Inc., a public company that designed, developed, manufactured and sold medical devices, from June 2004 until October 2007.  He also served as a director and audit committee chairman of Conceptus Inc., a public medical device company, from December 1994 until April 2004.  Mr. Fitch was Chief Financial Officer and Senior Vice President of Operations of Conceptus from December 1994 through October 1998 and took the company public in 1996.  Mr. Fitch holds a B.S. in Chemistry and an M.B.A. from Stanford University.

Mr. Fitch is independent and has extensive experience in the medical device industry.  Mr. Fitch’s executive management and past board service have provided him with leadership and technical skills to firmly understand our business.  His background in finance, years of service on audit committees, and track record as an accomplished financial executive have provided Mr. Fitch with the financial acumen and skills necessary to serve as our Audit Committee financial expert and as chairman of our Audit Committee and the executive compensation experience necessary to serve on our Nominating and Corporate Governance Committee.

Robert Grove.  Dr. Grove has served as a director of the Company since October 2018. Dr. Grove currently sits on the Nominating Committee of the American Society for Laser Medicine and Surgery and on the Scientific Advisory Board of Arbonne International.  Most recently he served as Executive Chairman for the start-up ON Light Sciences, a manufacturer of transparent gel patches for accelerated tattoo removal that was acquired by Merz North America in 2016.  He was a founder and President and CEO of Intellectual Light, Inc. and Once Again Me, Inc., two startups focused on laser diode technology. Dr. Grove holds a Ph.D. in Instrumentation in the field of laser applications and an M.S. degree in Aeronautics and Astronautics from MIT, as well as a B.S. degree in Engineering Physics from Cornell University.

Dr. Grove is independent and has extensive experience in the field of laser technology. His education and experience have provided him with the experience necessary to serve on our Compensation Committee and Nominating and Governance Committee.

Kenneth E. Ludlum.  Mr. Ludlum has served as a director of the Company since April 2019.  Mr. Ludlum is a professional board member with medical technology and biotechnology companies.  Since 2002, Mr. Ludlum has served on the board of directors and as chairman of the audit committee at Natus, and as chairman of the compensation committee since June 2018 and on the board of directors and as chairman of the audit committee of Dermavant Sciences Limited, a United Kingdom company since 2019.  Mr. Ludlum has also been on the board of directors and is chairman of the audit committee of Personalis Inc., a gene sequencing company since 2015.  From February 2014 to April 2016 Mr. Ludlum served as Chief Financial Officer at CareDx, a molecular diagnostics company, and prior to that has served as Chief Financial Officer for other publicly traded companies.  Mr. Ludlum has worked for or with health care, medical device, biotechnology or diagnostic companies since 1985. Mr. Ludlum holds a B.S. degree in Business Administration from Lehigh University and a M.B.A. degree from Columbia University Graduate School of Business.

Mr. Ludlum is independent and his executive management experience and past board services at several public companies has provided him with extensive financial and accounting experience, and knowledge of accounting principles, financial reporting rules, and regulations. Mr. Ludlum also has a background in investment banking, which, coupled with his experience in finance, board service and financial leadership, provides him with the necessary skills and functional understanding to serve effectively on our Board.

Maria Sainz.  Ms. Sainz has served as a director of the Company since April 2018.  Since May 2018, she is serving as President and CEO of Aegea Medical, a medtech company in the women’s health space.  Ms. Sainz had previously served as the President, Chief Executive Officer, and Director of CardioKinetix Inc., a private company that developed transcatheter implants from May 2012 to July 2017.  Prior to joining Cardiokinetix, Ms. Sainz served as the President of the Cardiac Surgery division of Guidant Corporation/Boston Scientific.  Ms. Sainz currently serves on the board of directors of Orthofix International NV and Avanos Medical, Inc.  Ms. Sainz holds a M.A. degree in Languages from the University Complutense in Madrid, Spain and a master’s degree in International Management from the American Graduate School of International Management.

Ms. Sainz is independent and has extensive experience in the medical device industry.  Ms. Sainz brings to the Board a functional understanding of the role of the Board through her service in various successful leadership roles.  Ms. Sainz education and experience has provided her the financial acumen and skills necessary to serve as a member of our Compensation Committee.

Scott Shuda.  Mr. Shuda has been a member of the board of directors of InfuSystem Holdings, Inc. (“InfuSystem”), a provider of ambulatory infusion pumps, since September 2016, and was elected chairman on the board of InfuSystem in December 2018. Mr. Shuda is a Managing Director and Co-founder of Meridian OHC Partners, LP (“Meridian”) and BlueLine Partners, LLC (“BlueLine”), investment firms that focus on publicly listed technology and healthcare companies. Mr. Shuda previously served on our Board, from December 2012 to April 2017. Mr. Shuda holds both a Juris Doctor degree and a Masters of Business administration degree from Georgetown University.

Mr. Shuda has extensive experience with the medical devices industry. He brings more than 20 years of professional experience in law, technology and entrepreneurial endeavors in the industry, including transactions that range from initial public offerings and venture financings to mergers and acquisitions

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the Company’s executive officers during fiscal 2018 as of April 25, 2019.

Name	Age	Position
William M. Moore	70	President and Chief Executive Officer, Chairman of the Board of Directors
Atabak Mokari(1)	42	Former Chief Financial Officer and Vice President of Corporate Development
(1)	Effective December 18, 2018, Mr. Mokari resigned as Chief Financial Officer and Vice President of Corporate Development.

William M. Moore.  See Mr. Moore’s biography under “Item 10. Directors, Executive Officers and Corporate Governance” — Directors.

Atabak Mokari.  Mr. Mokari served as our Chief Financial Officer and Vice President of Corporate Development from July 2016 to December 2018.  Prior to joining the Company, Mr. Mokari was a senior investment banker at Wells Fargo Securities from September 2013 to July 2016, at UBS from September 2009 to July 2013, and at Credit Suisse from July 2005 to February 2009.  Mr. Mokari also held positions at Olympus Partners, and Bowles Hollowell Conner.  Mr. Mokari earned his MBA from The Tuck School of Business at Dartmouth and BS in Chemistry and Biology from Duke University.

Independence of the Board of Directors

The Board has determined that, with the exception of Mr. Moore, who is the President and Chief Executive Officer of the Company, all of its members are “independent directors” as defined in the listing standards of The Nasdaq Stock Market.

Board Leadership Structure and Oversight of Risk Management

In August 2012, the Board determined that Mr. Moore, our Chairman, should also serve as our President and Chief Executive Officer.  We believe that Mr. Moore’s service as both Chairman and Chief Executive Officer puts him in the best position to execute our business strategy and business plans to maximize stockholder value.  Our bylaws and corporate governance guidelines do not require that our chairman and chief executive officer positions be separate and the Board believes that combining the positions is the appropriate leadership structure for the Company at this time.  Our Chief Executive Officer and Chairman of the Board is responsible for (i) setting the strategic direction for the Company and the day to day leadership and performance of the Company, (ii) leading the Board in its fundamental role of providing advice to and oversight of management, (iii) setting the agenda for Board meetings and (iv) presiding over meetings of the full Board.

The Board has appointed Ruediger Naumann-Etienne, Ph.D. as Lead Independent Director of the Board (the “Lead Independent Director”).  The Board believes that maintaining a Lead Independent Director position held by an independent director ensures that our outside directors remain independent of management and provide objective oversight of our business and strategy.  The Lead Independent Director chairs Board meetings during any sessions conducted as executive sessions without employee directors or other employees being present, and also consults with the Chairman and Chief Executive Officer and the Chief Financial Officer on business issues.  Other responsibilities of the Lead Independent Director include: preside at all Board meetings at which the Chairman is not present; provide input to the Chairman, as is necessary or appropriate, with respect to the agendas for meetings of the Board and its committees; call meetings of independent directors, as necessary; preside at executive sessions of independent directors; communicate feedback from executive sessions of independent directors to management and/or the Chairman; advise the Chairman with respect to the quality, quantity and timeliness of the flow of information from Company management to the independent directors as is necessary or appropriate for the independent directors to effectively and responsibly perform their duties; advise the Chairman on the retention of advisors and consultants who report directly to the Board; be available for consultation and communication with significant stockholders, as reasonably requested; with the Chairman, coordinate the assessment of Board Committee structure, organization, and charters, and evaluate the need for any changes; coordinate, with the Compensation Committee, the performance evaluation of the Chairman; receive messages from stockholders wishing to communicate directly with the non-management directors and facilitate an appropriate response; participate in Board candidate interviews, as appropriate; facilitate discussions among independent directors on key issues and concerns outside of Board meetings; and have such other duties as the Board may delegate to assist in meeting its responsibilities.

Our Board oversees an enterprise-wide approach to risk management, designed to support the achievement of organizational objectives, including strategic objectives, to improve long-term organizational performance and enhance stockholder value.  A fundamental part of risk management is not only understanding the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for the Company.  The involvement of the full Board in setting the Company’s business strategy is a key part of its assessment of management’s appetite for risk and also a determination of what constitutes an appropriate level of risk for the Company.

While the Board has the ultimate oversight responsibility for the risk management process, various committees of the Board also have responsibility for risk management.  In particular, the Audit Committee focuses on financial risk, including internal controls.  The Compensation Committee strives to create incentives that encourage a level of risk-taking behavior consistent with the Company’s business strategy.  The Nominating and Governance Committee oversees risks relating to our Board composition.

Board Meetings and Committees

The Board held a total of five meetings during fiscal year 2018 ended December 29, 2018.  Other than as described below, no directors serving during fiscal 2018 attended fewer than 75% of the aggregate of all meetings of the Board and committees of the Board upon which such director served.

Board Committees

During fiscal year 2018, the Board had three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Governance Committee.

Audit Committee.  The Audit Committee of the Board consists of Mr. Fitch, Dr. Naumann-Etienne and Mr. Bruce.  Mr. Fitch served as the Chairman of the Audit Committee and will serve until his resignation from our Board at the expiration of his current term immediately before the 2019 Annual Meeting of Stockholders.  It is expected that Mr. Ludlum will be appointed to serve as the Chairman of the Audit Committee effective as of the 2019 Annual Meeting of Stockholders.  Mr. Bruce joined the Audit Committee in June 2018.  Ms. Rhoads resigned from our Audit Committee in October 2018, following her resignation from our Board, and Mr. Grove was appointed to replace her in October 2018.

The Audit Committee held five meetings during the last fiscal year.  The Board has determined that each member of the Audit Committee is independent as defined under the listing standards of The Nasdaq Stock Market and that Mr. Fitch is an “audit committee financial expert” as defined in rules of the SEC.  Among other things, the Audit Committee reviews and advises the Board regarding the Company’s accounting matters and is responsible for appointing and overseeing the work of the independent registered public accounting firm, pre-approving audit and non-audit services to be provided by the independent registered public accounting firm, and reviewing the Company’s financial statements.  The Audit Committee has adopted a written charter approved by the Board, which was amended in April 2009, a copy of which is available on our website at www.iridex.com.

Compensation Committee.  The Compensation Committee of the Board consists of Mr. Bruce, Mr. Grove and Ms. Sainz.  Mr. Bruce has served as the Chairman of the Compensation Committee.  Ms. Rhoads resigned from our Compensation Committee in October 2018, following her resignation from our Board. The Compensation Committee held two meetings during the last fiscal year.  The Board has determined that each member of the Compensation Committee is independent as defined under the listing standards of The Nasdaq Stock Market.  Among other things, the Compensation Committee reviews and advises the Board regarding all forms of compensation to be provided to the officers, employees, directors and consultants of the Company.  The Compensation Committee has adopted a written charter approved by the Board, which was amended in February 2014, a copy of which is available on our website at www.iridex.com.

Nominating and Governance Committee.  The Nominating and Governance Committee of the Board consists of Dr. Naumann-Etienne and Mr. Grove.  Dr. Naumann-Etienne has served as the Chairman of the Nominating and Governance

Committee.  Mr. Grove joined our Nominating and Governance Committee in October 2018.  The Nominating and Governance Committee held one meeting during the last fiscal year.  The Board has determined that each member of the Nominating and Governance Committee is independent as defined under the listing standards of The Nasdaq Stock Market.  Among other things, the Nominating and Governance Committee develops general criteria regarding the qualifications and election of Board members.   Our Board and Nominating and Governance Committee discuss possible candidates for election.  Following such discussions the Nominating and Governance Committee considers and recommends candidates for election to the Board.  It is the policy of the Nominating and Governance Committee to consider nominees for the Board submitted by the stockholders of the Company.  For more information regarding the submission of nominees for the Board, see the discussion in “Corporate Governance Matters—Process for Recommending Candidates for Election to the Board of Directors” below.  The Nominating and Governance Committee has adopted a written charter approved by the Board, which was amended in April 2017, a copy of which is available on our website at www.iridex.com.

On March 27, 2019, the Board amended and restated the Company’s bylaws (as so amended and restated, the “Bylaws”). Among other things, the amendments to the Bylaws clarified the requirements for stockholders to nominate directors or bring other business before an annual or special meeting of stockholders, including adjusting the dates on which director nominations or proposals of other business must be received by the Company in order to be in compliance with the Bylaws.

The Bylaws require that proposals of stockholders made outside of Rule 14a-8 under the Exchange Act must be submitted, in accordance with the requirements of the Bylaws, not later than 90 days and not earlier than 120 days from the date of the previous annual meeting of stockholders.

Attendance at Annual Stockholder Meetings by the Board of Directors

The Company has adopted a formal policy regarding attendance by members of the Board at the Company’s annual meeting of stockholders.  The Company’s policy is that it encourages, but does not require, directors to attend the Company’s annual meeting of stockholders.  Only Mr. Moore attended the Company’s 2018 Annual Meeting of Stockholders.

Process for Recommending Candidates for Election to the Board of Directors

The Nominating and Governance Committee is responsible for, among other things, determining the criteria for membership to the Board and recommending candidates for election to the Board.

The Company seeks independent directors who represent a mix of backgrounds and experiences that will enhance the quality of the Board’s deliberations and decisions.  Candidates should have substantial experience with one or more publicly traded national or multinational companies and should have achieved a high level of distinction in their fields.  The Nominating and Governance Committee’s general criteria and process for evaluating and identifying the candidates that it recommends to the full Board for selection as director nominees are as follows:

•

In its evaluation of director candidates, including the members of the Board eligible for re-election, the Nominating and Governance Committee seeks to achieve a balance of knowledge, experience and capability on the Board and considers (1) the current size and composition of the Board and the needs of the Board and the respective committees of the Board, (2) such factors as character, integrity, judgment, diversity, age, independence, skills, education, expertise, business acumen, business experience, length of service, understanding of the Company’s business, other commitments and the like, and (3) such other factors as the Nominating and Governance Committee may consider appropriate.

•

While the Nominating and Governance Committee has not established specific minimum qualifications for director candidates, the Nominating and Governance Committee believes that candidates and nominees must reflect a Board that is comprised of directors who (1) are predominantly independent, (2) are of high integrity, (3) have qualifications that will increase overall Board effectiveness and (4) meet other requirements as may be required by applicable rules, such as financial literacy or financial expertise with respect to audit committee members.

•

In evaluating and identifying candidates, the Nominating and Governance Committee has the authority to retain and terminate any third-party search firm that is used to identify director candidates, and has the authority to approve the fees and retention terms of any such firm.

•

With regard to candidates who are properly recommended by stockholders or by other means, the Nominating and Governance Committee may do any of the following when considering a candidate for the Board: review the qualifications of any such candidate, which review may, in the Nominating and Governance Committee’s discretion, include interviewing references for the candidate, direct interviews with the candidate, or other actions that the Nominating and Governance Committee deems necessary or proper.

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

Contacting the Board of Directors

Any stockholder who desires to contact our Chairman or the other members of our Board may do so electronically by sending an email to the following address: BOD@iridex.com.  Alternatively, a stockholder can contact our Chairman or the other members of the Board by writing to: Board of Directors, c/o Chairman of the Board, IRIDEX Corporation, 1212 Terra Bella Avenue, Mountain View, CA 94043.  Communications received electronically or in writing will be distributed to the Chairman of the Board or the other members of the Board as appropriate depending on the facts and circumstances outlined in the communication received.

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

Based solely on its review of the copies of such forms received by it, and written representations from certain reporting persons, the Company is not aware of any late Section 16(a) filings during fiscal year 2018, other than one late Form 4 filed on December 12, 2018 for Mr. Moore reflecting shares withheld to satisfy tax obligations upon the net settlement of certain RSUs and PRSUs.

Item 11. Executive Compensation

Executive Compensation Program Philosophy and Process

IRIDEX believes that the skill, talent, judgment and dedication of its executive officers are critical factors affecting the long-term value of our Company. Therefore, the goal for our executive compensation program is to fairly compensate our executives, attract and retain qualified executives who are able to contribute to our long-term success, induce performance consistent with clearly defined corporate goals, and align our executives’ long-term interests with those of our stockholders. The Company believes that its executive compensation program satisfies this goal and is strongly aligned with the long-term interests of our stockholders. Moreover, we believe that the structure of our executive compensation program, in rewarding the achievement of annual operating goals and emphasizing long-term stockholder value creation over short-term operating results, has benefited our Company and our stockholders by focusing on growing our core business.

Compensation Objectives and Philosophy

The Company’s compensation philosophy is designed to attract, retain, motivate and reward high qualified executives who contribute to the success of the Company and its stockholders. To achieve these goals, the Company strives to provide a comprehensive compensation package for each of our named executive officers that is competitive with those offered by companies of similar type and size, in the same geographical area and whose executives perform functions similar to those performed by the executives of the Company. The Company also incorporates equity-based incentives into its overall compensation strategy to align the financial interests of our executives with those of our stockholders.

Role and Authority of the Compensation Committee

The Compensation Committee of the Board establishes the overall executive compensation strategies of the Company and approves compensation elements for the Company’s Chief Executive Officer and other executive officers. Among other things, the Compensation Committee reviews and advises the Board regarding all forms of compensation to be provided to the officers, employees, directors and consultants of the Company. In addition, each named executive officer’s individual compensation and eligibility for participation in the Company’s annual cash bonus incentive program is reviewed by the Compensation Committee and adjustments are made based upon an assessment of individual performance and potential to enhance long term stockholder value.

The Compensation Committee consists of Mr. Bruce, Mr. Grove and Ms. Sainz. Mr. Bruce serves as the Chairman of the Compensation Committee. Each member of the Compensation Committee is an independent member of the Board, and no members have interlocking relationships as defined by the SEC.

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

Executive Officer Compensation

The objectives of our executive officer compensation program are to attract, retain, motivate and reward key personnel who possess the necessary leadership and management skills through competitive base salary, annual cash bonus incentives, long-term equity incentive compensation, and various benefits generally available to employees of the Company.

Our named executive officers for fiscal 2018, which consist of our principal executive officer and one former executive officer who was not serving as an executive officer at the end of fiscal 2018, are:

•	William M. Moore, our Chief Executive Officer; and
•	Atabak Mokari, our former Chief Financial Officer and Vice President of Corporate Development. (1)
(1)	Effective December 18, 2018, Mr. Mokari resigned as Chief Financial Officer and Vice President of Corporate Development.

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

Incentive Bonuses

The Compensation Committee believes that a cash incentive bonus plan can serve to motivate the Company’s executive officers and management to achieve annual performance goals supporting the creation of stockholder value, using more immediate measures for performance than those reflected in the appreciation in value of stock options.

2018 Short-Term Incentive Plan

On December 15, 2017, the Board approved the Company’s 2018 Short-Term Incentive Plan (the “STI Plan”).  Messrs. Moore and Mokari participated in the STI Plan.  Mr. Moore’s maximum amount payable under the STI Plan was $382,388 and Mr. Mokari’s maximum amount payable under the STI Plan was $213,500.  Awards under the STI Plan were based upon the achievement of management by objectives (“MBOs”) consisting of certain corporate objectives that apply to all STI Plan participants and certain individual MBOs specific to each STI Plan participant.  Mr. Moore’s award under the STI Plan is subject to the Company’s achievement of certain sales targets, as well as certain other financial and operations-related performance goals specific to Mr. Moore.  Mr. Mokari’s award under the STI Plan is subject to the Company’s achievement of certain sales targets, as well as certain other financial and operations-related performance goals specific to Mr. Mokari.

2018 MBOs

The following table shows the target bonus opportunities under the MBOs for our named executive officers under the STI Plan:

Named Executive Officer	Target Bonus	FY 2018 Target Bonus as Percentage of Base Salary
William M. Moore	$278,100	60%
Atabak Mokari	$155,273	45%

The corporate MBOs, weighted at 75% of the named executive officer’s bonus opportunity, related to achievement of specified levels of sales based on number of units of G6 systems (weighted at 30% of the target bonus opportunity) and G6 probes (weighted at 70% of the target bonus opportunity) sold in 2018.  The payout at the targeted sales levels of G6 systems units and G6 probes would be at 100%.  The payout upon achievement of these corporate MBOs ranged from 60% at minimum achievement and to 150% at maximum achievement.  Each of the named executive officers also had two individual MBOs relating to an operational goal (weighted at 10% of the target bonus opportunity) and a financial goal (weighted at 15% of the target bonus opportunity).  The individual MBO-based portion of the bonus became payable if the applicable individual MBO was achieved.  In the event the named executive officer did not meet or partially meets his individual MBOs, the individual performance component amount would be reduced, as determined by the Compensation Committee.  Amounts payable under the individual MBO-based component of the STI Plan were capped at 100%.

Following assessment of performance for 2018, the Compensation Committee approved (or for Mr. Moore, the Board approved) a bonus of $257,243 for Mr. Moore.  Due to the termination of Mr. Mokari’s employment in December 2018, Mr. Mokari did not receive a bonus under the STI Plan for 2018.

2019 Management By Objectives Plan

On January 24, 2019, the Compensation Committee approved the Company’s 2019 “Management By Objectives” Plan (the “2019 MBO Plan”). Our CEO and all vice presidents, corporate officers and other specified senior employees, in good standing, are eligible to participate in the 2019 MBO Plan. The maximum amount of Mr. Moore’s award under the 2019 MBO Plan is $335,806. Awards under the 2019 MBO Plan are based upon the achievement of certain corporate objectives that apply to all STI Plan participants and certain individual objectives specific to each 2019 MBO Plan participant. Mr. Moore’s award under the 2019 MBO Plan is subject to the Company’s achievement of certain revenue and earnings targets, as well as certain other financial and operations-related performance goals specific to Mr. Moore. The Compensation Committee will approve any bonus distributions under the 2019 MBO Plan, other than with respect to the CEO, which the Board will approve.

Stock Grants/Awards

We provide long-term incentives to executives through a value-based grant of equity awards under the Company’s 2008 Equity Incentive Plan, as amended and restated.  The Compensation Committee (or in the case of our CEO, the Board) determines the value of these equity awards after considering a number of factors, including for example corporate performance, individual criticality, competitive market data, the number of unvested shares held at the time of grant, the fixed total value for each executive, the available share reserve, and any other factors that the Compensation Committee (or Board, as applicable) may deem relevant.

Stock options or other stock grants are granted to executive officers and other employees under the 2008 EIP. These stock options, restricted stock units (“RSUs”) or other stock grants are intended to focus the recipient on the Company’s long-term performance to improve stockholder value and to retain the services of executive officers in a competitive job market by providing significant long-term earning potential. To this end, stock options, RSUs and stock grants generally vest over a four-year period, based on continued employment. Factors considered in granting stock options, RSUs and stock grants to executive officers of the Company are the duties and responsibilities of each individual, such individual’s contributions to the success of the Company and other relevant factors. The Company views stock options, RSUs and stock grants as an important component of long-term compensation for executive officers because the Compensation Committee believes that these awards motivate executive officers to manage the Company in a manner that is consistent with the interests of stockholders.

2018 Awards

For 2018, the Board approved the grant to Mr. Moore of an award of RSUs covering 40,000 shares of our Common Stock and an award of performance-based restricted stock units (“PRSUs”) covering a target of 60,000 shares of our Common Stock effective July 28, 2018.  The Board also approved the grant to Mr. Mokari of an award of RSUs covering 16,800 shares of our Common Stock and an award of PRSUs covering a target of 25,200 shares of our Common Stock effective July 28, 2018.

Additional information regarding Mr. Moore’s RSU and PRSU awards is set forth in the table below titled “Outstanding Equity Awards at Fiscal Year-End.”  Mr. Mokari’s RSU award was subject to the same vesting criteria as the RSU award granted to Mr. Moore on the same date.  Mr. Mokari’s PRSU award was subject to the same vesting criteria as the PRSU award granted to Mr. Moore on the same date.  Further information regarding Mr. Mokari’s PRSU award is set forth in the table below titled “Summary Compensation Table.”  In connection with the termination of Mr. Mokari’s employment with the Company on December 18, 2018, Mr. Mokari’s 2018 RSUs and PRSUs were forfeited in full without having vested.

2008 Equity Incentive Plan, as Amended and Restated

We maintain the 2008 EIP, which provides for the grant of the following types of equity awards: (i) stock options; (ii) restricted stock; (iii) RSUs; (iv) performance shares; (v) performance units; (vi) stock appreciation rights; and (vii) other stock or cash awards. Our 2008 EIP most recently was amended by our Board and approved by our stockholders in 2018.  The Board, or our Compensation Committee, or a committee of directors or of other individuals satisfying applicable laws and appointed by the Board may administer 2008 EIP.

The exercise price of stock options and stock appreciation rights granted under the 2008 EIP must be equal to at least the fair market value of the underlying shares at the time of grant. With respect to any recipient who owns stock possessing more than 10% of the voting power of our outstanding capital stock, the exercise price of any option or stock purchase right granted must be at least equal to 110% of the fair market value at the time of grant. Options granted under the 2008 EIP are exercisable at such times and under such conditions as determined by the administrator of the plan; generally over a four-year period. The maximum term of stock options granted to any recipient must not exceed ten years; provided, however, that the maximum term of an incentive stock option granted to any recipient possessing more than 10% of the voting power of our outstanding capital stock must not exceed five years. RSUs granted under the 2008 EIP generally will result in payment to the recipient if the vesting criteria are satisfied. RSUs may be granted with vest criteria that are based on achievement of specified performance goals (including without limitation continued employment or other service). The Board or Compensation Committee administering the 2008 EIP may determine that earned RSUs will be paid in cash, shares, or a combination of both. On the date set forth in the applicable award agreement, unearned RSUs will be forfeited to the Company.

In the event of a merger or change in control of the Company, each outstanding award granted under the 2008 EIP will be treated as the administrator of the plan determines, including that each award will be assumed or an equivalent option or right substituted by the successor corporation or a parent or subsidiary of the successor corporation. In the event that the successor corporation, or the parent or subsidiary of the successor corporation, does not assume or substitute for the award, the participant will fully vest in and have the right to exercise all of his or her outstanding options or stock appreciation rights, including shares as to which such awards would not otherwise be vested or exercisable, all restrictions on restricted stock will lapse, and, with respect to RSUs, performance shares and performance units, all performance goals or other vesting criteria will be deemed achieved at target levels and all other terms and conditions met. In addition, if an option or stock appreciation right becomes fully vested and exercisable in lieu of assumption or substitution in the event of a change in control, the administrator will notify the participant in writing or electronically that the option or stock appreciation right will be fully vested and exercisable for a period of time determined by the administrator in its sole discretion, and the option or stock appreciation right will terminate upon the expiration of such period.

Other Benefits

Our named executive officers are eligible to participate in our employee benefit plans generally available to our employees, such as medical, dental, vision, group life, disability, and accidental death and dismemberment insurance, and our 401(k) plan, in each case on the same basis as other employees, subject to the terms of the plan and any applicable law. We also provide vacation and other paid holidays to all employees, including our named executive officers, which we intend to be comparable to those provided at peer companies. Beginning in early 2017, the Compensation Committee approved the transition of our named executive officers to a vacation policy that eliminates the accrual of earned vacation.  Instead, named executive officers may take vacation based on a discretionary basis and without any particular preset limits, as their work allows.  As a result of this transition, each of Mr. Moore and Mr. Mokari received a payout with regard to their earned but unused vacation time during 2017.  In addition, in 2016, the Compensation Committee approved reimbursements for

Mr. Moore for the reasonable cost of international and domestic travel for his spouse to accompany him on extended international and domestic travel on behalf of the Company, due to certain dependent medical care reasons.  The reimbursement benefits were approved for travel expenses incurred through early 2018.  The Compensation Committee approved this reimbursement benefit as it determined that the related expenses were not expected to be excessive, given the special, limited circumstances and in light of the amount of Mr. Moore’s required travel for work.  In fiscal year 2017, Mr. Moore’s spouse accompanied him on some, but not all of his business-related travel.

401(k) Plan

The Company sponsors a 401(k) Plan under which eligible employees may contribute, on a pre-tax basis, up to 15% of the employee’s total annual income from the Company, excluding bonuses, subject to certain IRS limitations. The Company maintains a Company match in the amount of $3,000 per year. All full-time employees who have attained age 18 are eligible to participate in the 401(k) plan. All contributions are allocated to the employee’s individual account and, at the employee’s election, are invested in one or more investment funds available under the 401(k) plan. Contributions are fully vested and not forfeitable.

Summary Compensation Table

The following table presents information concerning the total compensation of our named executive officers, for services rendered to us in all capacities during fiscal years ended 2018 and 2017.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)		Option Awards ($)(1)	Nonequity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)		Total ($)
William M. Moore	2018	463,500	(4)	—	793,740	(6)		257,243	30,871		1,545,354
President and Chief Executive Officer	2017	501,347	(5)	—	143,100		1,497,780	67,500	54,995		2,264,722

Atabak Mokari	2018	334,037		—	333,371	(7)		—	47,792	(8)	715,200
Chief Financial Officer and Vice President of Corporate Development	2017	336,132	(9)	—	57,240		601,020	53,560	2,714		1,050,666

(1)

Reflects the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718. We discuss the assumptions that we used to calculate these amounts in Note 10 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, and incorporated by reference herein. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The value at the grant date of the PRSU award covering 60,000 shares of Common Stock (at target) granted to Mr. Moore, assuming maximum achievement of the applicable performance criteria, is $545,783 (or a total of 68,850 shares).  The value at the grant date of the PRSU award covering 25,200 shares of Common Stock (at target) granted to Mr. Mokari, assuming maximum achievement of the applicable performance criteria, is $229,229 (or a total of 28,917 shares).

(2)

Represents payments calculated in accordance with the terms of our 2018 Management By Objectives Plan, as described under “Executive Compensation—2018 Short-Term Incentive Plan and – 2018 MBOs.”  Profit sharing bonuses earned in 2017 were paid in 2018.  Profit sharing bonuses earned in 2018 were paid in 2019.

(3)

Unless otherwise indicated, “All Other Compensation” consists solely of the value of life insurance premiums paid and 401(k) matching payments made paid by the Company. In 2017, Mr. Moore’s all other compensation consisted of $48,136 of reimbursement of his spouse’s travel related expenses and $6,858 life insurance premiums. In 2018, Mr. Moore’s all other compensation consisted of $24,013 of reimbursement of his spouse’s travel related expenses and $6,858 of life insurance premiums.

(4)	In 2018, Mr. Moore’s salary included $17,827 in salary earned in 2018 but paid in 2019.
(5)	In 2017, Mr. Moore’s salary included $1,154 of retroactive pay and $51,924 in cash in lieu of accrued vacation.
(6)	On July 28, 2018, Mr. Moore was granted 40,000 RSUs and PRSU award as described in footnote (1) above.
(7)	On July 28, 2018, Mr. Mokari was granted 16,800 RSUs and a PRSU award as described in footnote (1) above.
(8)	Includes the value of 10,000 shares subject to the PRSU award granted to Mr. Mokari on July 27, 2016, that accelerated vesting pursuant to the terms of his separation agreement and release.
(9)	In 2017, Mr. Mokari’s salary included $750 of retroactive pay and $1,757 in cash in lieu of accrued vacation.

Outstanding Equity Awards at 2018 Fiscal Year-End

The following table shows, with respect to each of our named executive officers, the number of options exercisable and unexercisable and the number of shares of RSU and PRSU awards that have not vested as of the end of fiscal 2018.

		Option Awards			Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)(1)	Option Expiration Date (2)		Number of Shares or Units of Stock that have not Vested		Market Value of Shares or Units of Stock that have not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)(3)
William M. Moore	1/9/15	—	—	—	—		—		—	50000	(4)	222500
	3/1/16	—	—	—	—		—		—	25,000	(5)	111,250
	7/24/17	—	—	—	—		9,687	(6)	43,107	—		—
	7/24/17	55,604	101,396	9.54	7/24/24	(9)	—		—	—		—
	7/28/18	—	—	—	—		40,000	(7)	178,000	—		—
	7/28/18	—	—	—	—		—		—	60,000	(8)	267,000
Atabak Mokari (10)	7/17/16	—	—	—	—		—		—	10,000	(11)	44,500
	7/24/17	21,000	—	9.54	7/24/24	(9)	—		—	—		—

(1)

Options were granted at an exercise price per share equal to the fair market value of a share of Common Stock, as determined by reference to the closing price reported on The Nasdaq Global Market on the date of grant.

(2)

Options held by our named executive officers may terminate before their expiration dates if the optionee’s status as a service provider is terminated, including in connection with the optionee’s death or disability.

(3)

This amount reflects the fair market value of our common stock of $4.45 per share as of December 28, 2018, multiplied by the amount shown in the column for the Number of Shares or Units of Stock that have not vested.

(4)

These PRSU awards represent a contingent right to receive shares of Common Stock. The PRSUs shall vest, subject to Mr. Moore’s continued service through March 10, 2019, as follows: (i) 10,000 shares subject to the RSU award will vest if the average closing price of Common Stock during such 60 consecutive day period ending with (and inclusive of) March 10, 2019, equals or exceeds 100% of the target closing price under such award, (ii) 10,000 shares subject to the PRSU will vest if the average closing price of Common Stock during such 60 day period equals or exceeds 115% of the target average closing price under the award, (iii) 10,000 shares subject to the PRSU award will vest if the average closing price of Common Stock during such 60 day period equals or exceeds 130% of the target average closing price under the award and (iv) 20,000 shares subject to the PRSU award will vest if the average closing price of Common Stock during such 60 day period equals or exceeds 150% of the target average closing price under the award.

(5)

The shares subject to this PRSU award will become eligible to vest (“vesting eligible PRSUs”) if the Company’s stock price (measured based on the average, trailing, 60 day closing price of a share of Common Stock) achieves one or more of the four specified stock price performance goals, measured during four performance periods covering each of the Company’s fiscal years 2016 through 2019. The achievement of each performance goal results in 25% of the target number of PRSUs becoming vesting eligible PRSUs. Upon becoming vesting eligible PRSUs, Mr. Moore’s continued service is required through specified dates in order for those vesting eligible PRSUs to vest. Any vesting eligible PRSUs will be scheduled to vest on an annual basis on the last day of the performance period (provided that the first vesting date for any PRSUs that become eligible to vest during a particular performance period will be delayed until the performance results are certified). However, the maximum number of PRSUs that can vest (i) upon completion of each performance period will be 25% of the target number of PRSUs and (ii) prior to the end of the last performance period will be 50% of the target number of PRSUs.  The maximum number of PRSUs that can vest under the PRSU award is 100% of the target number of PRSUs. In the event of a change in control of the Company, the performance periods will end and a final measurement of the Company’s stock price will occur. For this final measurement, the Company’s stock price will be determined based on the value of the consideration that common stockholders receive in the change in control. Upon the final measurement, any vesting eligible PRSUs will vest in full, and any PRSUs that have not become eligible to vest will be scheduled to vest based on continued service (but not subject to any further performance criteria), on the last day of the Company’s fiscal year 2019. If, on or after the change in control, the executive’s employment is terminated without cause, a prorated number of the then unvested PRSUs will accelerate vesting based on portion of the total post-change in control vesting period during which the executive provided services.

(6)

Twenty-five percent (25%) of the shares subject to this RSU award vested on the one-year anniversary of the vesting commencement date (July 27, 2017) and 1/48th of the shares subject to this RSU award will vest monthly thereafter on the same day of the month as the vesting commencement date, subject to Mr. Moore’s continued service with us through each applicable vesting date.

(7)

One-third (1/3) of the shares subject to this RSU award will vest on each of the one, two and three year anniversaries of the vesting commencement date  (July 27, 2018), subject to Mr. Moore’s continued service with us through each applicable vesting date.

(8)

The shares subject to this PRSU award will vest subject to both the achievement of specified performance goals and Mr. Moore’s continued service through certain dates.  40% of the shares subject to this PRSU award are subject to achieving specified levels of the Company’s GAAP-based revenue relating to glaucoma related products per the Board-approved plan measured from the PRSU award’s grant date through June 30, 2019. If the performance goal is achieved, the number of shares subject to this portion of the PRSU award that become vesting eligible PRSUs will range from 50% (at 80% achievement of target under the plan) to a maximum of 115% (at and above 115% of the target under the plan) of the shares allocated to this portion of the award, and 100% at target achievement.  25% of the shares subject to this PRSU award are subject to an operational goal relating to product development during the performance period ending on 6/30/20.  The last 35% of the shares subject to this PRSU award are subject to achieving specified relative total stockholder return goals measured against the Russell 3000 index over a three-year period ending June 30, 2021. If the performance goal is achieved, the number of shares subject to this portion of the PRSU award that become vesting eligible PRSUs will range from 25% to a maximum of 125% of the shares allocated to this portion of the award, with 50% becoming vesting eligible PRSUs at target achievement.  50% of any vesting eligible PRSUs under the applicable portion of the award will vest on the date that achievement is certified under the award, and the remaining 50% will vest on the one‑year anniversary of the last date of the applicable performance period, in each case subject to Mr. Moore’s continued service through the applicable vesting date.  The maximum number of shares subject to the PRSU award that may vest is 114.75% of the target number of shares subject to the award.

(9)

Twenty-five percent (25%) of the shares subject to this award vested on the one-year anniversary of the vesting commencement date (July 24, 2018) and 1/48th of each month thereafter, subject to participant’s continued service with us through each applicable vesting date.

(10)

Mr. Mokari’s employment with the Company terminated effective December 18, 2018.  Any unvested RSU and PRSU awards held by Mr. Mokari as of such employment termination date were forfeited to the Company as described in the separation agreement and release entered into with the Company in connection with such termination, other than 10,000 shares subject to the PRSU award granted to Mr. Mokari on July 27, 2016, that accelerated vesting pursuant to the terms of his separation agreement and release.

(11)

The PRSU award was granted with vesting subject to the Company’s stock price (measured based on the average, trailing, 60 day closing price of a share of Common Stock) achieving one or more of the four specified stock price performance goals, measured during four performance periods covering each of the Company’s fiscal years 2016 through 2019.  The achievement of each performance goal would have resulted in 25% of the target number of PRSUs becoming vesting eligible PRSUs. Vesting eligible PRSUs would have vested subject to Mr. Mokari’s continued service through December 28, 2019.  The maximum number of PRSUs that could have vested under the PRSU award was 100% of the target number of PRSUs.  In accordance with the terms of the separation agreement and release entered into between Mr. Mokari and the Company, a total of 10,000 shares subject to the PRSU award accelerated vesting in connection with the termination of Mr. Mokari’s employment with the Company.

Change of Control Agreements with Messrs. Moore and Mokari

We entered into Change in Control Severance Agreements with Mr. Moore in 2015 and Mr. Mokari in 2016.  It is expected that from time to time the Company will consider the possibility of an acquisition by another company or other change in control.  We recognize that such consideration can be a distraction to our named executive officers and can cause them to consider alternative employment opportunities.  We believe that it is imperative to provide such individuals with severance benefits upon their termination of employment following a change in control to secure their continued dedication and objectivity, notwithstanding the possibility, threat or occurrence of a change in control, provide such individuals with an incentive to continue employment and motivate them to maximize our value upon a change in control for the benefit of its stockholders, and provide such individuals with enhanced financial security.  The Change in Control Severance Agreements, and the potential severance benefits payable thereunder to our named executive officers under specified circumstances, do not affect the Compensation Committee’s decisions regarding other elements of compensation. The Change in Control Severance Agreements for our named executive officers are described in further detail below. In connection with the termination of Mr. Mokari’s employment with the Company in December 2018, Mr. Mokari no longer is eligible to receive any payments or benefits under his Change in Control Severance Agreement.

Termination Within the Change of Control Context

If in the event that, within twelve months following a Change in Control (as defined in the 2008 EIP) or at any time prior to a Change in Control if such termination is effected at the request of any successor to the Company (such time period, the “Change of Control Period”), Mr. Moore terminates his employment with the Company for Good Reason (as defined below), or the Company terminates Mr. Moore’s employment for a reason other than Cause (as defined below), death or disability, and, in each case, Mr. Moore signs and does not revoke a standard release of claims with the Company, then Mr. Moore will receive the following severance from the Company:

(i) Cash Severance Payment. A lump sum cash payment equal to 150% of his annual base salary.

(ii) Vesting Acceleration. Accelerated vesting as to 100% of the then unvested portion of Mr. Moore’s outstanding Company equity awards, assuming, with respect to Company equity awards subject to performance criteria, the performance criteria had been achieved at target levels.

(iii) Continued Employee Benefits. Reimbursement from the Company for a period of up to twelve months for the costs and expenses incurred by himself and/or his eligible dependents for coverage under the Company’s benefit plans.

Definitions of “Cause” and “Good Reason”

For the purposes of the Change of Control Agreements, the following definitions will apply.

“Cause” generally means (i) an act of dishonesty made by Mr. Moore in connection with Mr. Moore’s responsibilities as an employee; (ii) Mr. Moore’s conviction of, or plea of nolo contendere to, a felony or any crime involving fraud, embezzlement or any other act of moral turpitude, or a material violation of federal or state law by Mr. Moore that the Board reasonably believes has had or will have a detrimental effect on the Company’s reputation or business; (iii) Mr. Moore’s gross misconduct; (iv) Mr. Moore’s unauthorized use or disclosure of any proprietary information or trade secrets of the Company or any other party to whom Mr. Moore owes an obligation of nondisclosure as a result of Mr. Moore’s relationship with the Company; (v) Mr. Moore’s willful breach of any obligations under any written agreement or covenant with the Company; or (vi) Mr. Moore’s continued failure to perform his employment duties after Mr. Moore has received a written demand of performance from the Company which specifically sets forth the factual basis for the Company’s belief that Mr. Moore has not substantially performed his duties and has failed to cure such non-performance to the Company’s satisfaction within ten business days after receiving such notice.

“Good Reason” generally means the occurrence of one or more of the following events effected without Mr. Moore’s prior consent, provided that Mr. Moore’s employment terminates within 90 days following the expiration of the Company’s Cure Period (defined below): (i) the assignment to Mr. Moore of any duties or the reduction of Mr. Moore’s duties, either of which results in a material diminution in Mr. Moore’s position or responsibilities with the Company; provided that, it being understood that the continuance of Mr. Moore’s duties and responsibilities at the subsidiary or divisional level following a Change in Control, rather than at the parent, combined or surviving company level following such Change in Control shall not be deemed Good Reason within the meaning of this clause (i); (ii) a reduction by the Company in the base salary of Mr. Moore by 15% or more, unless similar such reductions occur concurrently with and apply to the Company’s senior management; (iii) a material change in the geographic location at which Mr. Moore must perform services (for purposes of the Change of Control Agreement, the relocation of Mr. Moore to a facility or a location less than 25 miles from Mr. Moore’s then-present location shall not be considered a material change in geographic location); (iv) a material reduction of facilities, perquisites or in the kind or level of employee benefits to which the Mr. Moore is entitled, unless similar such reductions occur concurrently and apply to the Company’s senior management; or (v) any material breach by the Company of any material provision of the Change of Control Agreement. Mr. Moore will not resign for Good Reason without first providing the Company with written notice of the acts or omissions constituting the grounds for “Good Reason” within 90 days of the initial existence of the grounds for “Good Reason” and a reasonable cure period of 30 days (“Cure Period”) following the date of such notice.

Separation Agreement with Mr. Mokari

In connection with the termination of his employment with the Company in December 2018, Mr. Mokari entered into a separation and release agreement with the Company (the “Transition Agreement”), pursuant to which Mr. Mokari received vesting acceleration of the portion of his PRSU award (granted July 27, 2016) covering 10,000 shares of Company Common Stock.  Mr. Mokari forfeited all other then‑unvested portions of his equity awards. Under his Transition Agreement, Mr. Mokari also agreed to provide certain consulting services to the Company for a period of twelve months following termination of his employment with the Company. The Transition Agreement further provides for Mr. Mokari’s release of claims in favor of the Company, his agreement not to provide services to certain competitors of the Company while engaged in providing his consulting transition services to the Company, and mutual nondisparagement obligations by both Mr. Mokari and the Company.

Tax and Accounting Considerations

The Compensation Committee considers tax and accounting effects in administering the executive compensation program and aims to maintain compensation expenses for our most senior executive team within reasonable levels based on relevant factors such as the Company’s operations and financials and the prevailing market practices.

Prior to 2018, Internal Revenue Code Section 162(m) (“Section 162(m)”) generally limited the federal tax deductibility of compensation paid to our Chief Executive Officers and certain other executive officers of the Company to $1 million annually unless the compensation over $1 million qualified as “performance-based” within the meaning of Section 162(m).  As a result of the Tax Cuts and Jobs Act of 2017, the “performance-based” compensation exception under Section 162(m) was eliminated and the “covered employees” to whom Section 162(m) would apply was expanded.  Accordingly, for fiscal year 2018, we generally are not able to take a deduction for any compensation paid to our named executive officers in excess of $1 million unless the compensation qualifies for the limited transition relief applicable to certain arrangements in place on November 2, 2017.  The Company cannot guarantee that any compensation payable to our named executive officers will qualify for the transition relief or that the compensation will be deductible, and the Company also may from time to time provide compensation to our named executive officers that may not be deductible to the extent that the aggregate amount exceeds $1 million.  However, the Compensation Committee intends to maintain an approach to executive compensation that strongly links pay to performance.

We account for equity-based awards in accordance with ASC Topic 718.

Director Compensation

We use a combination of cash and equity compensation to attract and retain qualified candidates to serve on our Board.

The following table provides information concerning the compensation paid by us to each of our non-employee directors for fiscal 2018. Mr. Moore did not receive additional compensation for his services as a member of our Board. Mr. Bruce, Ms. Sainz and Mr. Grove were first appointed as directors of the Company in 2018, and the following table reflects their respective grant of stock option to purchase 15,000 shares of common stock, which is our standard equity award for new directors. Additional information discussed below in the section titled “Equity Compensation.”

Director Compensation for 2018

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(2)	Total ($)
Sanford Fitch(3)	55,000	40,001	—	95,001
Ruediger Naumann-Etienne, Ph.D.	59,750	54,061	—	113,811
David Bruce	33,000	40,001	31,650	104,651
Maria Sainz	32,500	40,001	31,650	104,151
Ann Rhoads(4)	39,000	40,001	—	79,001
Robert Grove	11,250	19,992	28,650	39,900

(1)

Reflects the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718. We discuss the assumptions that we used to calculate these amounts in Note 10 to our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, and incorporated by reference herein. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)	As of December 29, 2018, the aggregate number of shares underlying options outstanding for each of our non-employee directors was:

Name	Aggregate Number of Shares Underlying Outstanding Options	Number of Securities Underlying Unvested Stock Awards
Sanford Fitch(3)	—	5,690
Ruediger Naumann-Etienne, Ph.D.	—	7,690
David Bruce	15,000	5,690
Maria Sainz	15,000	5,690
Ann Rhoads(4)	—	—
Robert Grove	15,000	—

(3)	Mr. Fitch is not standing for re-election at the 2019 Annual Meeting of Stockholders.
(4)	Ms. Rhoads resigned in October 2018.

Cash Compensation

Pursuant to our non-employee director cash compensation policy, non-employee members of our Board, other than our Chairman, received an annual retainer of $35,000. Each member of the Audit Committee (including its chairman) received an annual retainer of $7,000, and each member of the Nominating and Governance Committee and the Compensation Committee (including their respective chairman) received an annual retainer of $5,000. The chairman of the Audit Committee received an additional annual retainer of $8,000, and the chairman of each of the Nominating and Governance Committee and the Compensation Committee received an additional annual retainer of $4,000. The Lead Independent Director received an additional annual retainer of $10,000. These annual retainers are paid in quarterly installments in arrears. We reimburse members of the Board and Board committees for reasonable out-of-pocket expenses incurred by them in attending such meetings.

Equity Compensation

Pursuant to our non-employee director equity compensation policy, each non-employee director automatically receives an RSU grant equal to $40,000 worth of Common Stock (determined based upon the fair market value of the shares at the time such RSU award was granted) under our 2008 EIP. Each RSU grant vests in full on the earlier of the one-year anniversary of the date of grant or our next annual meeting of stockholders, subject to the non‑employee director’s continued service as a Board member through the vesting date. The Lead Independent Director received an additional annual retainer of $10,000 worth of Common Stock.

Information on Compensation Risk Assessment

Management periodically reviews our incentive compensation programs at all levels within the organization. Employee cash bonuses are based on company-wide and individual performance, and management (with respect to our non-executive employees), our Compensation Committee (with respect to our executive officers, other than our CEO), and the Board (with respect to our CEO) have discretion to adjust bonus payouts. Equity awards for new hires are based on the employee’s position, prior experience, qualifications, and the market for particular types of talent, and any additional grants are based on employee performance and retention requirements. Equity awards have long-term vesting requirements to ensure that recipients’ focus is on our long-term success.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to the Company regarding the beneficial ownership of Common Stock as of March 30, 2019, by (i) each person (or group of affiliated persons) who is the beneficial owner of more than 5% of our Common Stock, (ii) each director and nominee for director, (iii) each of the Company’s executive officers named in the Summary Compensation Table appearing herein and (iv) all of the Company’s directors and executive officers as a group:

	Beneficial Ownership as of March 30, 2019
	Number of Shares (2)	Percent of Total (%) (2)
5% Stockholders, Directors and Officers (1)
Wasatch Advisors, Inc. (3)	1,478,671	10.8%
Paragon Associates II Joint Venture (4)	1,320,000	9.7%
Acuta Capital Partners LLC (5)	1,174,500	8.6%
Stanley Manne Trust (6)	1,072,215	7.9%
Entities Affiliated with the BlueLine Partners, L.L.C. (7)	999,802	7.3%
Directors
William M. Moore (8)	484,399	3.5%
David I. Bruce (9)	4,063	*
Sanford Fitch (10)	57,197	*
Ruediger Naumann-Etienne, Ph.D. (11)	97,279	*
Robert Grove (12)	13,908	*
Maria Sainz (13)	4,063	*
Executive Officers
Atabak Mokari(14)	37,003	*
All current directors and executive officers as a group (6 persons) (15)	660,909	4.8%

*	Represents less than 1% of the total.
(1)	Unless otherwise indicated in the table, the address for each listed person is c/o IRIDEX Corporation, 1212 Terra Bella Avenue, Mountain View, CA 94043.
(2)

The number and percentage of shares beneficially owned is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 30, 2019, through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned.  Percentage beneficially owned is based on 13,633,415 shares of Common Stock outstanding on March 30, 2019.

(3)	Wasatch Advisors, Inc. is located at 505 Wakara Way, Salt Lake City, UT 84108. This information was obtained from a Schedule 13G/A filed with the SEC on February 14, 2019.
(4)

Represents 1,320,000 shares of Common Stock held of record by Paragon Associates and Paragon Associates II Joint Venture (“Paragon JV”). Bradbury Dyer III, as the authorized agent of Paragon JV, has the power to direct the vote and disposition of the 1,320,000 shares of Common Stock held by Paragon JV. Paragon Associates and Paragon JV are located at 500 Crescent Court, Suite 260, Dallas, Texas 75201. This information was obtained from a Schedule 13D/A filed with the SEC on August 24, 2015, from Forms 4 filed with the SEC on September 4, 2015, September 11, 2015, September 25, 2015, and September 20, 2018, respectively, and from Form 13F filing dated February 13, 2019.

(5)	Acuta Capital Partners, LLC is located at 1301 Shoreway Road, Suite 350, Belmont, CA, 94002. This information was obtained from a Schedule 13G filed with the SEC on February 14, 2019.
(6)	Stanley Manne Trust is located at 3737 North East 214th Street, Aventura, Florida 33180. This information was obtained from a Schedule 13G/A filed with the SEC on February 14, 2018.
(7)

Includes shares of Common Stock owned by: BlueLine Capital Partners, L.P., BlueLine Capital Partners II, LP, BlueLine Capital Partners III, LP, BlueLine Partners, LLC, Meridian OHC Partners, LP, TSV Investment Partners, LLC and Scott Shuda together (“BlueLine Partners”). BlueLine Partners is located at 3480 Buskirk Ave., Suite 214, Pleasant Hill, CA 94523.  This information was obtained from a Schedule 13D filed with the SEC on February 14, 2019.

(8)

Includes (i) 256,085 shares of Common Stock held by William M. Moore Trust, William M. Moore, Trustee Under Agreement Dated 08/16/2016 & Patricia A. Moore Trust, Patricia A. Moore, Trustee Under Agreement Dated 08/17/2016 Tenants in Common, (ii) 64,900 shares of Common Stock held by Mr. Moore’s spouse, (iii) 71,958 shares of Common Stock subject to options exercisable within 60 days of March 30, 2019, and (iv) 625 shares of Common Stock subject to restricted stock awards releasable within 60 days of March 30, 2019. Mr. Moore is also the Chief Executive Officer and President of the Company.

(9)	Includes 4,063 shares of Common Stock subject to options exercisable within 60 days of March 30, 2019.
(10)	Includes 57,197 shares of Common Stock held by Mr. Fitch.
(11)

Includes 23,000 shares of Common Stock held by the Naumann-Etienne Foundation, over which Dr. Naumann-Etienne may be deemed to share voting and dispositive power as a result of his position as president.  Dr. Naumann-Etienne disclaims beneficial ownership of the shares owned by the Naumann-Etienne Foundation.

(12)	Includes (i) 11,720 shares of Common Stock held by Mr. Grove and (ii) 2,188 shares of Common Stock subject to options exercisable within 60 days of March 30, 2019.
(13)	Includes 4,063 shares of Common Stock subject to options exercisable within 60 days of March 30, 2019.
(14)	Includes 37,003 shares of Common Stock held by Mr. Mokari.
(15)

Includes (i) 82,272 shares of Common Stock subject to options that are exercisable within 60 days of March 30, 2019 and (ii) 625 shares of Common Stock issuable pursuant to RSUs that are subject to vesting conditions within 60 days of March 30, 2019.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 29, 2018, we had one equity compensation plan under which securities are authorized for issuance. This plan is the 2008 Equity Incentive Plan (“2008 EIP”), which has been approved by our stockholders. As of December 29, 2018, there were 844,898 Shares subject to stock options outstanding under the 2008 EIP and no Shares subject to stock options outstanding under the 1998 Stock Plan.  The weighted average exercise price for these shares is $8.84 per share and the weighted average remaining contractual life is 4.61 years, also as of December 29, 2018.  As of December 29, 2018, 597,121 Shares were subject to restricted stock units outstanding under the 2008 EIP, including 387,911 Shares subject to outstanding performance-based restricted stock unit awards (assuming any outstanding performance-based criteria are achieved at target levels). As of the same date, 700,962 Shares remained available for issuance under the 2008 EIP.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the compensation arrangements with our directors and executive officers discussed under Item 11. Executive Compensation, there were no transactions since the beginning of our last fiscal year or currently proposed transactions in which we have been a participant and:

•	the amounts involved exceeded or will exceed $120,000; and
•

any of our directors, nominees for director, executive officers or holders of more than five percent of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Indemnification Agreements

We have entered into agreements to indemnify our directors and executive officers.  These agreements will, among other things, require us to indemnify these individuals for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts reasonably incurred by such person in any action or proceeding, including any action by or in our right, on account of any services undertaken by such person on behalf of our Company or that person’s status as a member of our Board to the maximum extent allowed under Delaware law.

Policies and Procedures for Related Party Transactions

Our written policies and procedures adopted by the Board provide that, if any of our directors, officers or employees has a significant direct or indirect financial interest in a transaction between us and a third party, subject to specified exceptions and other than those that involve compensation, such interest must be disclosed to and approved by the Company.  Our Audit Committee has the principal responsibility for reviewing and approving in advance any proposed related party transactions pursuant to these policies and procedures.

Item 14. Principal Accountant Fees and Services.

Fees Billed to the Company by the Company’s Principal Independent Registered Public Accounting Firm During the Previous Two Fiscal Years

BPM LLP (“BPM”) served as the Company’s independent registered public accounting firm in 2018 and 2017.

The following table presents fees (in thousands) for professional audit services and other services rendered to the Company by its principal independent registered public accounting firm for fiscal year 2018 ended December 29, 2018 and fiscal year 2017 ended December 30, 2017.

	Fiscal Year 2018	Fiscal Year 2017
Audit Fees(1)	$573	$591
Audit-Related Fees(2)	$18	$18
Tax Fees	—	—
All Other Fees	—	—
Total	$591	$609

(1)

Audit Fees consisted of fees for professional services rendered for the audit of the Company’s annual consolidated financial statements included in the Company’s Annual Reports on Form 10-K and for the review of the consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q, as well as reviews of regulatory and statutory filings. Fees for 2018 also included fees billed for professional services rendered in connection with our Form S-3 registration statement related to our follow-on offering.

(2)

This category consists of assurance and related services by the Company’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported above under “Audit Fees.”  Audit-related fees include the audit of the IRIDEX Corporation Profit Sharing 401(k) Plan Trust.

Audit Committee Pre-Approval of Audit and Non-Audit Services

The Audit Committee has established a policy governing the Company’s use of its principal independent registered public accounting firm for non-audit services.  Under the policy, management may use its principal independent registered public accounting firm for non-audit services that are permitted under SEC rules and regulations, provided that management obtains the Audit Committee’s approval before such services are rendered.  BPM did not provide any non-audit services for the Company in fiscal years 2018 or 2017.

The Audit Committee pre-approved all of the services and fees identified in the table above in accordance with its charter and applicable laws, rules and regulations.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed in Part II of the Annual Report on the Original 10-K:

1. Financial Statements

The Financial Statements required by this item are listed on the Index to Financial Statements in Part IV, Item 15(a)1 of the Original 10-K.

2. Financial Statement Schedule

Schedules have been omitted because they are either not required, not applicable, or the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits

The exhibits listed below are filed or incorporated by reference as part of this report.

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

10.3.1(14)	Third Amendment to Lease Agreement dated August 4, 2014 by and between Zappettini Investment Co. and the Registrant.

10.3.2(23)	Fourth Amendment to Lease Agreement dated January 31, 2016 by and between ZIC 12112 Terra Bella LLC and the Registrant.

Exhibits	Exhibit Title
10.3.3(24)	Triple Net Lease dated April 26, 2017 by and between ZIC 12112 Terra Bella LLC and the Registrant.

10.6(8)*	2005 Employee Stock Purchase Plan.

10.7(9)*	2008 Equity Incentive Plan.

10.8(10)*	Form of 2008 Equity Incentive Plan Option Agreement.

10.9(11)*	Form of Stand-alone stock option agreement.

10.10(3)	Securities Purchase Agreement, dated August 31, 2007, by and among BlueLine Capital Partners, LP, BlueLine Capital Partners III, LP, BlueLine Capital Partners II, LP and the Registrant.

10.11(12)*	Form of 2008 Equity Incentive Plan Restricted Stock Award Agreement.

10.12(12)*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Agreement.

10.13(13)*	Restricted Stock Unit Award Agreement granted to William M. Moore under the Company’s 2008 Equity Incentive Plan, as amended.

10.14(16)*	Restricted Stock Unit Award Agreement granted to William M. Moore under the Company’s 2008 Equity Incentive Plan, as amended.

10.15(17)*	Change in Control Severance Agreement dated March 30, 2015, between the Registrant and William M. Moore.

10.16(19)*	Change in Control Severance Agreement dated as of December 6, 2017 by and between the Company and George Marcellino

10.17(20)*	Offer Letter between the Company and Mr. Mokari effective as of May 13, 2016.

10.18(20)*	Change in Control Severance Agreement, between the Company and Mr. Mokari

10.19(22)	Loan and Security Agreement, dated as of November 2, 2016, between IRIDEX Corporation and Silicon Valley Bank.

21.1 (1) (P)	Subsidiaries of Registrant

23.1(25)	Consent of BPM LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page to the Original 10-K and incorporated herein by reference).

31.1(25)	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(25)	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(25)	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(25)	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits	Exhibit Title

101.INS(25)	XBRL Instance Document.

101.SCH(25)	XBRL Taxonomy Extension Schema Document.

101.CAL(25)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(25)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB(25)	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE(25)	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Exhibits filed with the Registration Statement on Form SB-2 (No. 333-00320-LA) which was declared effective on February 15, 1996.
(2)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on April 1, 2019.
(3)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on September 7, 2007.
(4)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on April 6, 2009.
(5)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-K for the year ended January 3, 2009.
(8)	Incorporated by reference to the appendix filed with the Registrant’s Proxy Statement for the Registrant’s 2004 Annual Meeting of Stockholders which was filed on April 30, 2004.
(9)	Incorporated by reference to the appendix filed with the Registrant’s Proxy Statement for the Registrant’s 2008 Annual Meeting of Stockholders which was filed on April 24, 2008.
(10)	Incorporated by reference to Exhibit 99.1 filed with Registrant’s Registration Statement on Form S-8 on November 21, 2008.
(11)	Incorporated by reference to Exhibit 99.(d)(5) filed with the Registration Statement on Form SC TO-I July 30, 2009.
(12)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-Q for the quarter ended July 2, 2011.
(13)	Incorporated by reference to the Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on March 27, 2013.
(14)	Incorporated by reference to the Exhibit 2.1 filed with the Registrant’s Report on Form 8-K on January 4, 2012.
(15)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Report on Form 10-Q on November 3, 2014.
(16)	Incorporated by reference to the Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on January 9, 2014.
(17)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-Q on May 12, 2015.
(18)	Incorporated by reference to the Exhibit 10.1 filed with the Registrant’s Report on Form 10-K on March 31, 2016.
(19)	Incorporated by reference to the Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on December 6, 2017.
(20)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on July 11, 2016,
(21)

If applicable, to be filed by amendment to the S-3 (No. 333-213094) which was declared effective on August 26, 2016, or as an exhibit to a report pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and incorporated by reference therein.

(22)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on November 3, 2016.
(23)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Report on Form 10-K on March 31, 2016.
(24)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on May 1, 2017.
(25)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-K on March 29, 2019.
(P)	Print filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 29th day of April 2019.

IRIDEX CORPORATION

By:	/s/ William M. Moore
William M. Moore
President and Chief Executive Officer

/s/ Romeo R. Dizon
Romeo R. Dizon
Vice President of Finance

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

Signature	Title	Date
/s/ William M. Moore	President, Chief Executive Officer, and Chairman of the Board	April 29, 2019
(William M. Moore)	(Principal Executive and Financial Officer)

/s/ Romeo R. Dizon	Vice President of Finance	April 29, 2019
(Romeo R. Dizon)	(Principal Accounting Officer)

/s/ David I. Bruce	Director	April 29, 2019
(David I. Bruce)

/s/ Sanford Fitch	Director	April 29, 2019
(Sanford Fitch)

/s/ Robert E. Grove	Director	April 29, 2019
(Robert E. Grove)

/s/ Kenneth E. Ludlum	Director	April 29, 2019
(Kenneth E. Ludlum)

/s/ Ruediger Naumann-Etienne	Director	April 29, 2019
(Ruediger Naumann-Etienne)

/s/ (Maria Sainz)	Director	April 29, 2019
(Maria Sainz)

/s/ (Scott Shuda)	Director	April 29, 2019
(Scott Shuda)