Form 10-Q
period 2019-03-30
IRIDEX CORP
filed 2019-05-07
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	IRIX	Nasdaq Global Market

The number of shares of common stock, $0.01 par value, issued and outstanding as of April 25, 2019 was 13,634,312.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

IRIDEX Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share and per share data)

	March 30, 2019	December 29, 2018 (1)
ASSETS
Current assets:
Cash and cash equivalents	$17,175	$21,194
Accounts receivable, net of allowance for doubtful accounts of $219 as of March 30, 2019 and $213 as of December 29, 2018	8,417	9,083
Inventories	8,701	8,794
Prepaid expenses and other current assets	766	547
Total current assets	35,059	39,618
Property and equipment, net	1,112	1,220
Intangible assets, net	96	100
Goodwill	533	533
Operating lease right-of-use assets, net	3,678	—
Other long-term assets	189	201
Total assets	$40,667	$41,672
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,400	$2,516
Accrued compensation	1,544	2,962
Accrued expenses	2,086	2,763
Accrued warranty	541	622
Deferred revenue	1,742	1,639
Operating lease liabilities	1,334	—
Total current liabilities	9,647	10,502
Long-term liabilities:
Accrued warranty	166	238
Deferred revenue	526	586
Operating lease liabilities	2,868	—
Other long-term liabilities	17	385
Total liabilities	13,224	11,711
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding 13,633,639 and 13,602,052 shares as of March 30, 2019 and December 29, 2018, respectively	145	145
Additional paid-in capital	72,070	71,548
Accumulated other comprehensive income	78	70
Accumulated deficit	(44,850)	(41,802)
Total stockholders’ equity	27,443	29,961
Total liabilities and stockholders’ equity	$40,667	$41,672

(1)	Derived from the audited consolidated financial statements included in the Annual Report on Form 10-K filed with the SEC for the year ended December 29, 2018.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended
	March 30, 2019	March 31, 2018
Total revenues	$10,595	$9,509
Cost of revenues	6,338	5,587
Gross profit	4,257	3,922
Operating expenses:
Research and development	958	1,104
Sales and marketing	4,091	4,050
General and administrative	2,244	2,385
Total operating expenses	7,293	7,539
Loss from operations	(3,036)	(3,617)
Other (expense) income, net	(6)	18
Loss from operations before provision for income taxes	(3,042)	(3,599)
Provision for income taxes	6	4
Net loss	$(3,048)	$(3,603)
Net loss per share:
Basic	$(0.22)	$(0.31)
Diluted	$(0.22)	$(0.31)
Weighted average shares used in computing net loss per common share:
Basic	13,630	11,628
Diluted	13,630	11,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended
	March 30, 2019	March 31, 2018
Net loss	$(3,048)	$(3,603)
Foreign currency translation adjustments	8	23
Comprehensive loss	$(3,040)	$(3,580)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited, in thousands)

For the three months ended March 30, 2019	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances, December 29, 2018	13,602,052	$145	$71,548	$70	$(41,802)	$29,961
Issuance of common stock under stock option plan	208					—
Employee stock-based compensation expense			615			615
Release of restricted stock, net of taxes paid	31,379		(93)			(93)
Other comprehensive income				8		8
Net income					(3,048)	(3,048)
Balances, March 30, 2019	13,633,639	$145	$72,070	$78	$(44,850)	$27,443

For the three months ended March 31, 2018	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances, December 30, 2017	11,596,274	$126	$59,385	—	$(28,989)	$30,522
Issuance of common stock under stock option plan	6,250		23			23
Employee stock-based compensation expense			428			428
Release of restricted stock, net of taxes paid	34,837		(138)			(138)
Other comprehensive income				23		23
Net income					(3,603)	(3,603)
Balances, March 31, 2018	11,637,361	$126	$59,698	$23	$(32,592)	$27,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended
	March 30, 2019	March 31, 2018
Operating activities:
Net loss	$(3,048)	$(3,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	211	193
Change in fair value of earn-out liability	74	29
Stock-based compensation	615	428
Provision for doubtful accounts	25	—
Changes in operating assets and liabilities:
Accounts receivable	638	1,463
Inventories	66	75
Prepaid expenses and other current assets	(221)	(181)
Other long-term assets	9	(27)
Accounts payable	(116)	252
Accrued compensation	(1,417)	(718)
Accrued expenses	(523)	164
Accrued warranty	(153)	(620)
Deferred revenue	43	(275)
Other long-term liabilities	-	93
Net cash used in operating activities	(3,797)	(2,727)
Investing activities:
Acquisition of property and equipment	(67)	(274)
Payment on earn-out liability	(96)	(92)
Net cash used in investing activities	(163)	(366)
Financing activities:
Proceeds from stock option exercises	—	23
Taxes paid related to net share settlements of equity awards	(93)	(138)
Net cash provided by financing activities	(93)	(115)
Effect of foreign exchange rate changes	34	23
Net decrease in cash and cash equivalents	(4,019)	(3,185)
Cash and cash equivalents, beginning of period	21,194	21,707
Cash and cash equivalents, end of period	$17,175	$18,522
Supplemental disclosure of non-cash activities:
Transfer of inventory to property and equipment	$17	$60

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, which was filed with the Securities and Exchange Commission (“SEC”) on March 29, 2019. The results of operations for the three months ended March 30, 2019 and March 31, 2018 are not necessarily indicative of the results for the fiscal year ending December 28, 2019 or any future interim period. The three months ended March 30, 2019 and March 31, 2018, each had 13 weeks. For purposes of reporting the financial results, the Company’s fiscal years end on the Saturday closest to the end of December. Periodically, the Company includes a 53rd week to a year in order to end that year on the Saturday closest to the end of December.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 29, 2018, which was filed with the SEC on March 29, 2019, as amended by Form 10-K/A on April 29, 2019.

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

(1)

Product Sale Only: The Company’s products consist of laser consoles, delivery devices and consumable instrumentation, including laser probes. The Company’s products are currently sold for use by ophthalmologists specializing in the treatment of glaucoma and retinal diseases. Inside the United States and Germany, the products are sold directly to the end users.  In other countries outside of the United States and Germany, the Company utilizes independent, third-party distributors to market and sell the Company’s products. There is no continuing obligation subsequent to the shipment to the distributors.

The Company recognizes revenue from product sale at a point in time. When a system or disposables are sold, the Company recognizes revenue using the five-step model: (1) identifying the contract with the customer, (2) identifying the performance obligations in the contract, (3) determining expected transaction price, (4) allocating the transaction price to the distinct performance obligations in the contract, and (5) recognizing revenue when (or as) the performance obligations are satisfied.

(2)

LAP Programs: The Company sometimes enters into Laser Advantage Program (LAP) contracts with customers. Under the LAP program, the system is given away free of charge and title is transferred after the customer purchases the minimum required number of boxes of probes (classified as disposables). Customers with older machines have the ability to trade in their old machines for the most current laser equipment offered in the program (G6 Laser) and receive a discount on the program’s minimum purchase requirements. Under ASC 606, this non-cash consideration must be included in the transaction price. However, the Company has determined that there is no value associated with the old machine and the trade in is essentially offered to encourage customers to purchase more consumables under the program.

The Company recognizes revenue from product sales under LAP programs at a point in time. The Company allocates the transaction price of the distinct performance obligations in the contract by determining stand-alone selling price using historical pricing net of any variable consideration or discounts to specifically allocate to a particular performance obligation.

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

(4)	System Repairs (outside of warranty): Customers will occasionally request repairs from the Company subsequent to the expiration of the standard warranty and outside of an extended warranty contract.

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

Leases.

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use (“ROU”) assets, net and Operating lease liabilities in our condensed consolidated balance sheets. As of adoption date of ASC 842 and as of March 30, 2019, the Company was not a party to finance lease arrangements.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Under the available practical expedient, we account for the lease and non-lease components as a single lease component.

Concentration of Credit Risk.

Our cash and cash equivalents are deposited in demand and money market accounts. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and therefore, bear minimal risk.

We market our products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of our customers and maintains an allowance for potential credit losses. Historically, we have not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the three months ended March 30, 2019 and March 31, 2018, no single customer accounted for more than 10% of total revenues. As of March 30, 2019, one customer accounted for over 10% of our accounts receivable, representing 12%. As of December 29, 2018, no customer accounted for more than 10% of our accounts receivable.

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

A reconciliation of the changes in the Company’s deferred revenue balance for the three months ended March 30, 2019 and March 31, 2018 is as follows:

	Three Months Ended
	March 30, 2019	March 31, 2018
Balance, beginning of period	$2,225	$2,520
Additions to deferral	559	223
Revenue recognized	(516)	(498)
Balance, end of period	2,268	2,245
Non-current portion of deferred revenue	526	663
Current portion of deferred revenue	$1,742	$1,582

During the three months ended March 30, 2019 and March 31, 2018, approximately $0.4 million and $0.5 million were recognized pertaining to amounts deferred as of December 29, 2018 and December 30, 2017, respectively.

Warranty.

The Company currently provides a two year full warranty on its products. In addition, the Company offers a five year warranty on the laser heads for its IQ 532/577 laser consoles. The associated costs of these warranties are accrued for upon shipment of the products. In March 2018, we have reversed the warranty expense associated with products shipped outside of the United States that were accrued in December 2017 as these reserves are no longer deemed required. The Company’s warranty policy is applicable to products which are considered defective in their performance or fail to meet the product specifications. Warranty costs are reflected in the statement of operations as cost of revenues.

A reconciliation of the changes in the Company’s warranty liability for the three months ended March 30, 2019 and March 31, 2018 is as follows:

	Three Months Ended
	March 30, 2019	March 31, 2018
Balance, beginning of period	$860	$1,735
Accruals for product warranties	109	70
Cost of warranty claims	(111)	(245)
Adjustment to pre-existing warranties	(151)	(445)
Balance, end of period	$707	$1,115

Reclassifications.

Certain reclassifications have been made to the prior year financial statements included in these condensed consolidated financial statements to conform to the current year presentation. The reclassifications had no impact on previously reported net loss or accumulated deficit.

Recently Adopted Accounting Standards.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases,” which, along with amendments issued in 2018, modified lessee accounting guidance under Topic 840. This new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11 which provides an alternative transition method that allows entities to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has adopted the requirements of ASU 2016-02 on December 30, 2018, the first day of its fiscal year 2019, using the optional transition method. The Company elected not to reassess whether any expired or existing contracts are or contain leases, not to reassess the lease classification for any expired or existing leases, not to reassess initial direct costs for any existing leases and not to separate non-lease components from lease components and instead account for each separate lease component and the non-lease components associated with that lease component as a single lease component for new or modified leases. At adoption date, there was an increase in assets of $4.0 million and liabilities of $4.5 million due to the recognition of the required right-of-use asset and corresponding liability for all lease obligations that are currently classified as operating leases with the difference of $0.5 million related to existing deferred rent that reduced the ROU asset recorded. The standard did not have an impact in our condensed consolidated statements of operations.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which removes, modifies and adds certain disclosure requirements on fair value measurements. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The adoption of this standard in fiscal year 2019 did not have a material impact on our consolidated financial statements.

3. Inventories

The components of the Company’s inventories as of March 30, 2019 and December 29, 2018 are as follows:

	March 30, 2019	December 29, 2018
Raw materials	$2,540	$2,675
Work in process	534	1,075
Finished goods	5,627	5,044
Total inventories	$8,701	$8,794

4. Goodwill and Intangible Assets

Goodwill.

The carrying value of goodwill was $0.5 million as of March 30, 2019 and December 29, 2018.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an annual impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceed the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test during the second quarter of fiscal year 2018 and determined that its goodwill was not impaired. As of March 30, 2019, the Company had not identified any factors that indicated there was an impairment of its goodwill and determined that no additional impairment analysis was then required.

Intangible Assets.

The following table summarizes the components of gross and net intangible asset balances (in thousands):

	March 30, 2019				December 29, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	240	144	96	6.00 Years	240	140	100

For the three months ended March 30, 2019 and March 31, 2018, amortization expense totaled $4 thousand for each period.

The amortization of customer relationships was charged to sales and marketing expense and the amortization of patents was charged to cost of revenues. Future estimated amortization expense (in thousands):

Fiscal Year:
2019 (nine months)	$12
2020	16
2021	16
2022	16
2023	16
Thereafter	20
Total	$96

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of March 30, 2019 and December 29, 2018, approximate fair value because of the short maturity of these instruments.

As of March 30, 2019 and December 29, 2018, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows:

	As of March 30, 2019				As of December 29, 2018
	Fair Value Measurements				Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$16,215	$—	$—	$16,215	$20,708	$—	$—	$20,708
Liabilities:
Earn-out liability	$—	$—	$312	$312	$—	$—	$334	$334

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

The following tables present quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of March 30, 2019 and December 29, 2018.

As of March 30, 2019	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Weighted Average (range)
Earn-out liability	$312	Discounted cash flow	Projected royalties (in thousands)	$957
			Discount rate	10.33% (10.20% - 27.00%)

As of December 29, 2018	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Weighted Average (range)
Earn-out liability	$334	Discounted cash flow	Projected royalties (in thousands)	$1,245
			Discount rate	10.33% (10.20% - 27.00%)

A reconciliation of the changes in the Company’s earn-out liability (Level 3 liability) for the three months ended March 30, 2019 and March 31, 2018 is as follows:

	Three Months Ended
(in thousands)	March 30, 2019	March 31, 2018
Balance as of beginning of the period	$334	$572
Payments against earn-out	(96)	(92)
Change in fair value of earn-out liability	74	29
Balance as of the end of the period	$312	$509

The earn-out liability is included in accrued expenses and other long-term liabilities in the condensed consolidated balance sheets. Any change in the fair value adjustment is recorded to other expense in the condensed consolidated statements of operations.

6. Commitments and Contingencies

Operating Lease Commitments.

Our operating lease commitments consist primarily of our facility lease and various office and computer equipment leases. Operating lease expenses for the three months ended March 30, 2019 and March 31, 2018 were approximately $0.3 million. The weighted average discount rate used in calculating the present value of lease payments was 5.4%. As of March 30, 2019, the weighted average remaining lease term for our operating leases was 2.9 years.

The following represents maturities of operating lease liabilities as of March 30, 2019 (in thousands):

Fiscal Year	Operating Lease Payments
Remainder of 2019 (9 months)	$1,144
2020	1,554
2021	1,541
2022	319
2023	—
Total lease payments	4,558
Less: Imputed interest	(356)
Total lease liabilities	$4,202

Purchase Commitments.

Our purchase commitments consist primarily of non-cancellable purchase commitments with vendors to manufacture certain components and ophthalmic instrumentation. As of March 30, 2019, our future minimum payments through fiscal year 2020 for our purchase commitments was approximately $12.6 million.

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

2008 Equity Incentive Plan.

The terms of awards granted during the three months ended March 30, 2019 were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 29, 2018.

The following table shows stock-based compensation expenses included in the condensed consolidated statements of operations for the three months ended March 30, 2019 and March 31, 2018:

	Three Months Ended
(in thousands)	March 30, 2019	March 31, 2018
Cost of revenues	$19	$24
Research and development	103	60
Sales and marketing	163	96
General and administrative	330	248
	$615	$428

Stock-based compensation expense capitalized to inventory was immaterial for the three months ended March 30, 2019 and March 31, 2018.

Occasionally, the Company will grant stock-based instruments to non-employees. During the three months ended March 30, 2019 and March 31, 2018, the amount of stock-based compensation related to non-employee options was not material.

Summary of Stock Options.

The following table summarizes information regarding activity under the Incentive Plan during the three months ended March 30, 2019:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding as of December 29, 2018	844,898	$8.84
Granted	31,700	$4.33
Exercised	(208)	$3.49
Canceled or forfeited	(54,140)	$10.16
Outstanding as of March 30, 2019	822,250	$8.58	$22

The weighted average grant date fair value of the options granted under the Incentive Plan as calculated using the Black-Scholes option-pricing model was $1.70 and $2.21 per share for the three months ended March 30, 2019 and March 31, 2018, respectively.

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards (options) with the following weighted average assumptions:

	Three Months Ended
	March 30, 2019	March 31, 2018
Average risk free interest rate	2.15%	2.53%
Expected life (in years)	4.55 years	4.55 years
Dividend yield	—%	—%
Average volatility	44%	41%

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

Information regarding stock options outstanding, vested, expected to vest, and exercisable as of March 30, 2019 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Options outstanding	822,250	$8.58	4.71	$22
Options vested and expected to vest	765,064	$8.64	4.62	$21
Options exercisable	413,743	$8.94	3.70	$15

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of March 30, 2019, that would have been received by option holders had all option holders exercised their stock options as of that date. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the three months ended March 30, 2019 and March 31, 2018 was approximately $0 thousand and $16 thousand, respectively.

As of March 30, 2019, there was $4.1 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements under the Incentive Plan. The cost is expected to be recognized over a weighted average period of 2.47 years.

Summary of Restricted Stock Units and Awards

Information regarding the restricted stock units (“RSUs”) activity for the three months ended March 30, 2019 is summarized below:

Number of Shares
Outstanding as of December 29, 2018	597,121
Restricted stock units granted	—
Restricted stock units released	(51,599)
Restricted stock units forfeited	(96,000)
Outstanding as of March 30, 2019	449,522

8. Income Taxes

Provision for Income Tax.

The Company calculates its interim tax provision in accordance with the provisions of ASC 740-270, Income Taxes; Interim Reporting. For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur.  The Company recorded a provision for income tax of $6 thousand and $4 thousand for the three months ended March 30, 2019 and March 31, 2018, respectively.

Deferred Income Taxes.

The Company accounts for income taxes in accordance with ASC topic 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. As of the fourth quarter of fiscal year 2018, based on the Company’s recent history of losses and its forecasted losses, management believes on the more likely than not basis that a full valuation allowance is required. Accordingly, in the first quarter of fiscal year 2019, the Company continued to provide a full valuation allowance on its federal and states deferred tax assets.

Uncertain Tax Positions.

The Company accounts for its uncertain tax positions in accordance with ASC 740.  As of December 29, 2018, the Company had $1.2 million of unrecognized tax benefits, none of the unrecognized tax benefits would result in a change in the Company’s effective tax rate if recognized in future years.

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

For the three months ended March 30, 2019 and March 31, 2018, potential shares from stock options, RSUs and Restricted Stock Awards (“RSAs”) totaling 1,111,010 and 1,069,353 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding.

A reconciliation of the numerator and denominator of basic and diluted net loss per common share is provided as follows:

	Three Months Ended
(in thousands except per share data)	March 30, 2019	March 31, 2018
Numerator:
Net loss	$(3,048)	$(3,603)
Denominator:
Weighted average shares of common stock (basic)	13,630	11,628

Weighted average shares of common stock (diluted)	13,630	11,628
Per share data:
Basic net loss per share	$(0.22)	$(0.31)
Diluted net loss per share	$(0.22)	$(0.31)

10. Business Segments

The Company operates in one segment, ophthalmology. The Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service, and support activities.

Revenue information shown by product group is as follows:

	Three Months Ended
(in thousands)	March 30, 2019	March 31, 2018
G6	$3,106	$2,841
Retina	5,599	4,911
Other(1)	1,890	1,757
Total revenues	$10,595	$9,509

(1) Incudes service contract revenues of $308 and $304 recognized during the three months ended March 30, 2019 and March 31, 2018, respectively. Other also includes revenues from paid service, royalty, freight and legacy G probes.

Revenue information shown by geographic region, based on the sales destination, is as follows:

	Three Months Ended
(in thousands)	March 30, 2019	March 31, 2018
United States	$5,202	$4,860
Europe	2,477	2,434
Rest of Americas	618	652
Asia/Pacific Rim	2,298	1,563
Total revenues	$10,595	$9,509

Revenues are attributed to countries based on location of end customers.

Other than the United States, no individual country accounted for more than 10% of the Company’s revenues during the three months ended March 30, 2019 and March 31, 2018.  The United States accounted for 49.1% and 51.1% of revenues for the three months ended March 30, 2019 and March 31, 2018, respectively.   International sales accounted for 50.9% and 48.9% of revenues for the three months ended March 30, 2019 and March 31, 2018, respectively.

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

Results of Operations

The following table sets forth certain operating data as a percentage of revenues:

	Three Months Ended
	March 30, 2019	March 31, 2018
Revenues	100.0%	100.0%
Cost of revenues	59.8%	58.8%
Gross margin	40.2%	41.2%
Operating expenses:
Research and development	9.0%	11.6%
Sales and marketing	38.6%	42.6%
General and administrative	21.2%	25.1%
Total operating expenses	68.8%	79.3%
Loss from operations	(28.6%)	(38.1%)
Other income (expense), net	(0.1%)	0.2%
Loss from operations before provision for income taxes	(28.7%)	(37.9%)
Provision for income taxes	0.1%	---%
Net loss	(28.8%)	(37.9%)

The following comparisons are between the three months ended March 30, 2019 and March 31, 2018:

Revenues.

(in thousands)	Three Months Ended	Three Months Ended
	March 30, 2019	March 31, 2018	Change in $	Change in %
G6	$3,106	$2,841	$265	9.3%
Retina	5,599	4,911	688	14.0%
Other	1,890	1,757	133	7.6%
Total revenues	$10,595	$9,509	$1,086	11.4%

Our total revenues increased by $1.1 million, or 11.4%, from $9.5 million to $10.6 million for the first quarter of fiscal year 2019. The increase is primarily due to an increase in both our G6 and retina products. Revenues from G6 products increased 9% driven by an increase in international sales. Revenues from retina products increased 14% driven by increases in both domestic and international sales, as our retina business normalized after the voluntary LIO recall which had negatively affected the first quarter of fiscal 2018. Other revenues, comprising of service, royalty, freight and legacy G probes, increased 8% due mainly to an increase in our legacy G probes, service and royalty revenues.

Gross Profit and Gross Margin.

Gross profit increased by $0.3 million, or 8.5%, from $3.9 million to $4.3 million for the first quarter of fiscal 2019. Gross margin decreased by 1.0 percentage points from 41.2% to 40.2%. The decrease in gross margin was attributable to a shift in geographic and product mix.

Gross margins are expected to fluctuate due to changes in the relative proportion of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and other factors.

Research and Development.

Research and development (“R&D”) expenses decreased by $0.1 million, or 13.2%, from $1.1 million to $1.0 million. The decrease in spending was primarily attributable to a decrease in consulting-related costs due to timing.

Sales and Marketing.

Sales and marketing expenses during the first quarter of fiscal 2019 were flat compared to the similar period last year.

General and Administrative.

General and administrative expenses decreased by $0.2 million, or 5.9%, from $2.4 million to $2.2 million. The decrease in spending was primarily attributable to a decrease in bonus expense due to lower achievement levels compared to corporate targets.

Other Income (Expense), Net.

Other expense, net amounted to $6 thousand, compared to other income, net of $18 thousand. Other income (expense), net, consisted primarily of the change in expense associated with the re-measurement of contingent liabilities, partially offset by interest income.

Income Taxes.

We recorded an income tax provision of $6 thousand and $4 thousand, respectively.

Liquidity and Capital Resources.

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of March 30, 2019, we had cash and cash equivalents of $17.2 million and working capital of $25.3 million compared to cash and cash equivalents of $21.2 million and working capital of $29.1 million as of December 29, 2018.

Net cash used in operating activities was $3.8 million in the three months ended March 30, 2019 compared to $2.7 million in the three months ended March 31, 2018. The increase in net cash used in operating activities was primarily due to changes in working capital, driven by a higher bonus payouts and timing of vendor payments, partially offset by higher cash collections.

For the three months ended March 30, 2019, net cash used in investing activities was $0.2 million, which consisted of $0.1 million on capital expenditures and $0.1 million for payment of the contingent earn-out liability. Net cash used in investing activities for the three months ended March 31, 2018 was $0.4 million, which consisted of $0.3 million on capital expenditures and $0.1 million for payment of the contingent earn-out liability.

For the three months ended March 30, 2019 and March 31, 2018, net cash used in financing activities was $0.1 million, which consisted of payroll taxes related to net share settlement of equity awards.

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

The Company has adopted the requirements of Accounting Standards Update 2016-02 on December 30, 2018, the first day of its fiscal year 2019, using the optional transition method. At adoption date, there was an increase in assets of $4.0 million and liabilities of $4.5 million due to the recognition of the required right-of-use (“ROU”) asset and corresponding liability for all lease obligations that are currently classified as operating leases with the difference of $0.5 million related to existing deferred rent that reduced the ROU asset recorded. The standard did not have an impact in our condensed consolidated statements of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive and Financial Officer and our Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive and Financial Officer and our Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 30, 2019. Based on the foregoing, our Principal Executive and Financial Officer and our Principal Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the first quarter of fiscal year 2019, our international sales were $5.4 million, or 50.9% of total revenues. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. All of our international revenues and costs for the fiscal quarter ended March 30, 2019 have been denominated in U.S. dollars except for a sale transacted through our German subsidiary. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our U.S. dollar-denominated products more expensive and thus less competitive in foreign markets and may negatively affect our reported revenue in any particular reporting period. Our international operations and sales are subject to a number of risks and potential costs, including:

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

Our success and ability to compete is dependent, in part, upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. Our patent portfolio includes 21 active United States patents and 13 active foreign patents on the technologies related to our products and processes. In addition, we have 6 patent applications pending in the United States and 12 foreign patent applications pending. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Patents have a limited lifetime and once a patent expires competition may increase.

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

Sales or issuances of a substantial amount of securities, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock. As of March 30, 2019, we had 13,633,639 shares of common stock outstanding, all of which shares were, and continue to be, eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. Future resales of our common stock by our existing stockholders could cause the market price of our common stock to decline.

As of March 30, 2019, holders of an aggregate of 999,802 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our other stockholders. In addition, the shares of common stock subject to outstanding options and Restricted Stock Units under our 2008 Equity Incentive Plan and the shares reserved for future issuance under the Incentive Plan may become eligible for sale in the public markets in the future, subject to certain legal and control limitations.

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

For example, on February 23, 2018, we initiated a worldwide voluntary recall of a specific laser accessory called the TruFocus LIO Premiere™ (“LIO”). The LIO is a head-mounted indirect ophthalmoscope that connects to our laser console and is used to view and perform laser treatment on a patient’s retina. This recall was prompted after we received reports of three adverse events from one physician in the U.S., resulting in focal cataracts and iris burns occurring during procedures in which the TruFocus LIO Premiere was used. We identified several potential root causes for the adverse events, including use error. On March 22, 2019, we provided the FDA with a request for termination of Recall Number Z Number Z-1075-2018. Our termination request is pending.

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

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including changes in foreign currency exchange rates, quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. During the first fiscal quarter ended March 30, 2019, the reported high and low closing prices of our common stock were $5.18 and $4.14. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

Our directors, executive officers, current five percent or greater stockholders and affiliated entities together beneficially own a significant portion of our common stock outstanding as of March 30, 2019. Having such a concentration of ownership may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from seeking to acquire, a majority of our outstanding common stock or control of our board of directors through a proxy solicitation.

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

IRIDEX Corporation (Registrant)

Date: May 7, 2019	By:	/s/ WILLIAM M. MOORE
		Name:	William M. Moore
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2019	By:	/s/ ROMEO R. DIZON
		Name:	Romeo R. Dizon
		Title:	Vice President of Finance (Principal Accounting Officer)