Form 10-Q
period 2019-06-29
IRIDEX CORP
filed 2019-08-07
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2019

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

The number of shares of common stock, $0.01 par value, issued and outstanding as of July 25, 2019 was 13,757,890.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

IRIDEX Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share and per share data)

	June 29, 2019	December 29, 2018 (1)
ASSETS
Current assets:
Cash and cash equivalents	$15,633	$21,194
Accounts receivable, net of allowance for doubtful accounts of $205 as of June 29, 2019 and $213 as of December 29, 2018	8,083	9,083
Inventories	8,974	8,794
Prepaid expenses and other current assets	593	547
Total current assets	33,283	39,618
Property and equipment, net	991	1,220
Intangible assets, net	92	100
Goodwill	533	533
Operating lease right-of-use assets, net	3,390	—
Other long-term assets	196	201
Total assets	$38,485	$41,672
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,196	$2,516
Accrued compensation	2,150	2,962
Accrued expenses	2,055	2,763
Accrued warranty	490	622
Deferred revenue	1,514	1,639
Operating lease liabilities	1,363	—
Total current liabilities	9,768	10,502
Long-term liabilities:
Accrued warranty	86	238
Deferred revenue	469	586
Operating lease liabilities	2,516	—
Other long-term liabilities	17	385
Total liabilities	12,856	11,711
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding 13,746,959 and 13,602,052 shares as of June 29, 2019 and December 29, 2018, respectively	147	145
Additional paid-in capital	72,685	71,548
Accumulated other comprehensive income	66	70
Accumulated deficit	(47,269)	(41,802)
Total stockholders’ equity	25,629	29,961
Total liabilities and stockholders’ equity	$38,485	$41,672

(1)	Derived from the audited consolidated financial statements included in the Annual Report on Form 10-K filed with the SEC for the year ended December 29, 2018.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Total revenues	$10,426	$10,304	$21,021	$19,813
Cost of revenues	5,877	6,036	12,215	11,623
Gross profit	4,549	4,268	8,806	8,190
Operating expenses:
Research and development	929	901	1,887	2,005
Sales and marketing	3,462	4,168	7,553	8,218
General and administrative	2,626	2,481	4,870	4,866
Total operating expenses	7,017	7,550	14,310	15,089
Loss from operations	(2,468)	(3,282)	(5,504)	(6,899)
Other income, net	58	6	52	24
Loss from operations before provision for income taxes	(2,410)	(3,276)	(5,452)	(6,875)
Provision for income taxes	9	4	15	8
Net loss	$(2,419)	$(3,280)	$(5,467)	$(6,883)
Net loss per share:
Basic	$(0.18)	$(0.28)	$(0.40)	$(0.59)
Diluted	$(0.18)	$(0.28)	$(0.40)	$(0.59)
Weighted average shares used in computing net loss per common share:
Basic	13,648	11,644	13,639	11,636
Diluted	13,648	11,644	13,639	11,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net loss	$(2,419)	$(3,280)	$(5,467)	$(6,883)
Foreign currency translation adjustments	(12)	18	(4)	41
Comprehensive loss	$(2,431)	$(3,262)	$(5,471)	$(6,842)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited, in thousands)

For the three months ended June 29, 2019	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances, March 30, 2019	13,633,639	$145	$72,070	$78	$(44,850)	$27,443
Issuance of common stock under stock option plan	2					—
Employee stock-based compensation expense			625			625
Release of restricted stock, net of taxes paid	113,318	2	(10)			(8)
Other comprehensive income				(12)		(12)
Net income					(2,419)	(2,419)
Balances, June 29, 2019	13,746,959	$147	$72,685	$66	$(47,269)	$25,629

For the six months ended June 29, 2019	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances, December 29, 2018	13,602,052	$145	$71,548	$70	$(41,802)	$29,961
Issuance of common stock under stock option plan	210					—
Employee stock-based compensation expense			1,240			1,240
Release of restricted stock, net of taxes paid	144,697	2	(103)			(101)
Other comprehensive income				(4)		(4)
Net income					(5,467)	(5,467)
Balances, June 29, 2019	13,746,959	$147	$72,685	$66	$(47,269)	$25,629

For the three months ended June 30, 2018	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances, March 31, 2018	11,637,361	$126	$59,698	23	$(32,592)	$27,255
Issuance of common stock under stock option plan	10,000		39			39
Employee stock-based compensation expense			415			415
Release of restricted stock, net of taxes paid	16,477		(14)			(14)
Other comprehensive income				18		18
Net income					(3,280)	(3,280)
Balances, June 30, 2018	11,663,838	$126	$60,138	$41	$(35,872)	$24,433

For the six months ended June 30, 2018	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances, December 30, 2017	11,596,274	$126	$59,385	—	$(28,989)	$30,522
Issuance of common stock under stock option plan	16,250		62			62
Employee stock-based compensation expense			843			843
Release of restricted stock, net of taxes paid	51,314		(152)			(152)
Other comprehensive income				41		41
Net income					(6,883)	(6,883)
Balances, June 30, 2018	11,663,838	$126	$60,138	$41	$(35,872)	$24,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended
	June 29, 2019	June 30, 2018
Operating activities:
Net loss	$(5,467)	$(6,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	354	395
Change in fair value of earn-out liability	127	55
Stock-based compensation	1,240	843
Provision for doubtful accounts	25	—
Changes in operating assets and liabilities:
Accounts receivable	973	721
Inventories	(207)	282
Prepaid expenses and other current assets	(47)	(153)
Other long-term assets	3	(30)
Accounts payable	(320)	519
Accrued compensation	(811)	(67)
Accrued expenses	(505)	145
Accrued warranty	(284)	(809)
Deferred revenue	(242)	(204)
Other long-term liabilities	-	133
Net cash used in operating activities	(5,161)	(5,053)
Investing activities:
Acquisition of property and equipment	(111)	(374)
Payment on earn-out liability	(199)	(186)
Net cash used in investing activities	(310)	(560)
Financing activities:
Proceeds from stock option exercises	—	62
Taxes paid related to net share settlements of equity awards	(101)	(152)
Net cash provided by financing activities	(101)	(90)
Effect of foreign exchange rate changes	11	41
Net decrease in cash and cash equivalents	(5,561)	(5,662)
Cash and cash equivalents, beginning of period	21,194	21,707
Cash and cash equivalents, end of period	$15,633	$16,045
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$19	$9
Supplemental disclosure of non-cash activities:
Transfer of inventory to property and equipment	$26	$6

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, which was filed with the Securities and Exchange Commission (“SEC”) on March 29, 2019, as amended by Form 10-K/A on April 29, 2019. The results of operations for the three and six months ended June 29, 2019 and June 30, 2018 are not necessarily indicative of the results for the fiscal year ending December 28, 2019 or any future interim period. The three and six months ended June 29, 2019 and June 30, 2018, each had 13 weeks and 26 weeks, respectively. For purposes of reporting the financial results, the Company’s fiscal years end on the Saturday closest to the end of December. Periodically, the Company includes a 53rd week to a year in order to end that year on the Saturday closest to the end of December.

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

Leases.

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use (“ROU”) assets, net and Operating lease liabilities in our condensed consolidated balance sheets. As of the adoption date of ASC 842 and as of June 29, 2019, the Company was not a party to finance lease arrangements.

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

We market our products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of our customers and maintains an allowance for potential credit losses. Historically, we have not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the three and six months ended June 29, 2019 and June 30, 2018, no single customer accounted for more than 10% of total revenues. As of June 29, 2019, no customer accounted for over 10% of our accounts receivable. As of December 29, 2018, no customer accounted for more than 10% of our accounts receivable.

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

A reconciliation of the changes in the Company’s deferred revenue balance for the six months ended June 29, 2019 and June 30, 2018 is as follows:

	Six Months Ended
	June 29, 2019	June 30, 2018
Balance, beginning of period	$2,225	$2,520
Additions to deferral	985	789
Revenue recognized	(1,227)	(993)
Balance, end of period	1,983	2,316
Non-current portion of deferred revenue	469	633
Current portion of deferred revenue	$1,514	$1,683

During the six months ended June 29, 2019 and June 30, 2018, approximately $0.8 million and $0.9 million were recognized pertaining to amounts deferred as of December 29, 2018 and December 30, 2017, respectively.

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

A reconciliation of the changes in the Company’s warranty liability for the six months ended June 29, 2019 and June 30, 2018 is as follows:

	Six Months Ended
	June 29, 2019	June 30, 2018
Balance, beginning of period	$860	$1,735
Accruals for product warranties	170	167
Cost of warranty claims	(120)	(531)
Adjustment to pre-existing warranties	(334)	(445)
Balance, end of period	$576	$926

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which removes, modifies and adds certain disclosure requirements on fair value measurements. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The early adoption of this standard in fiscal year 2019 did not have a material impact on our consolidated financial statements.

3. Inventories

The components of the Company’s inventories as of June 29, 2019 and December 29, 2018 are as follows:

	June 29, 2019	December 29, 2018
Raw materials	$2,552	$2,675
Work in process	572	1,075
Finished goods	5,850	5,044
Total inventories	$8,974	$8,794

4. Goodwill and Intangible Assets

Goodwill.

The carrying value of goodwill was $0.5 million as of June 29, 2019 and December 29, 2018.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an annual impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceed the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test during the second quarter of fiscal year 2019 and determined that its goodwill was not impaired. As of June 29, 2019, the Company had not identified any factors that indicated there was an impairment of its goodwill and determined that no additional impairment analysis was then required.

Intangible Assets.

The following table summarizes the components of gross and net intangible asset balances (in thousands):

	June 29, 2019				December 29, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	240	148	92	5.75 Years	240	140	100

For the six months ended June 29, 2019 and June 30, 2018, amortization expense totaled $8 thousand for each period.

The amortization of customer relationships was charged to sales and marketing expense and the amortization of patents was charged to cost of revenues. Future estimated amortization expense (in thousands):

Fiscal Year:
2019 (six months)	$8
2020	16
2021	16
2022	16
2023	16
Thereafter	20
Total	$92

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of June 29, 2019 and December 29, 2018, approximate fair value because of the short maturity of these instruments.

As of June 29, 2019 and December 29, 2018, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows:

	As of June 29, 2019				As of December 29, 2018
	Fair Value Measurements				Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$14,350	$—	$—	$14,350	$20,708	$—	$—	$20,708
Liabilities:
Earn-out liability	$—	$—	$262	$262	$—	$—	$334	$334

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

The following tables present quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of June 29, 2019 and December 29, 2018.

As of June 29, 2019	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Weighted Average (range)
Earn-out liability	$262	Discounted cash flow	Projected royalties (in thousands)	$999
			Discount rate	10.29% (10.20% - 27.00%)

As of December 29, 2018	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Weighted Average (range)
Earn-out liability	$334	Discounted cash flow	Projected royalties (in thousands)	$1,245
			Discount rate	10.33% (10.20% - 27.00%)

A reconciliation of the changes in the Company’s earn-out liability (Level 3 liability) for the six months ended June 29, 2019 and June 30, 2018 is as follows:

	Six Months Ended
(in thousands)	June 29, 2019	June 30, 2018
Balance as of beginning of the period	$334	$572
Payments against earn-out	(199)	(186)
Change in fair value of earn-out liability	127	55
Balance as of the end of the period	$262	$441

The earn-out liability is included in accrued expenses and other long-term liabilities in the condensed consolidated balance sheets. Any change in the fair value adjustment is recorded to other expense in the condensed consolidated statements of operations.

6. Commitments and Contingencies

Operating Lease Commitments.

Our operating lease commitments consist primarily of our facility lease and various office and computer equipment leases. Operating lease expenses for the six months ended June 29, 2019 and June 30, 2018 were approximately $0.7 million. The weighted average discount rate used in calculating the present value of lease payments was 5.4%. As of June 29, 2019, the weighted average remaining lease term for our operating leases was 2.7 years.

The following represents maturities of operating lease liabilities as of June 29, 2019 (in thousands):

Fiscal Year	Operating Lease Payments
Remainder of 2019 (6 months)	$763
2020	1,554
2021	1,542
2022	320
2023	—
Total lease payments	4,179
Less: Imputed interest	(300)
Total lease liabilities	$3,879

Purchase Commitments.

Our purchase commitments consist primarily of non-cancellable purchase commitments with vendors to manufacture certain components and ophthalmic instrumentation. As of June 29, 2019, our future minimum payments through fiscal year 2020 for our purchase commitments was approximately $11.6 million.

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

The Company values options using the Black-Scholes option pricing model. Restricted stock and time-based restricted stock units are valued at the grant date fair value of the underlying common shares. Performance-based restricted stock units and performance-based stock options with market conditions are valued using the Monte Carlo simulation model. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. The Monte Carlo simulation model incorporates assumptions for the holding period, risk-free interest rate, stock price volatility and dividend yield.

2008 Equity Incentive Plan.

The terms of awards granted during the six months ended June 29, 2019 were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 29, 2018.

The following table shows stock-based compensation expenses included in the condensed consolidated statements of operations for the three and six months ended June 29, 2019 and June 30, 2018:

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Cost of revenues	$10	$21	$29	$45
Research and development	62	60	165	120
Sales and marketing	46	83	209	179
General and administrative	507	251	837	499
	$625	$415	$1,240	$843

Stock-based compensation expense capitalized to inventory was immaterial for the six months ended June 29, 2019 and June 30, 2018.

Occasionally, the Company will grant stock-based instruments to non-employees. During the six months ended June 29, 2019 and June 30, 2018, the amount of stock-based compensation related to non-employee options was not material.

Summary of Stock Options.

The following table summarizes stock options information during the six months ended June 29, 2019:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding as of December 29, 2018	844,898	$8.84
Granted	731,700	$4.90
Exercised	(210)	$3.49
Canceled or forfeited	(170,911)	$9.68
Outstanding as of June 29, 2019	1,405,477	$6.68	$21

The weighted average grant date fair value of the options granted was $1.76 and $2.32 per share for the three months ended June 29, 2019 and June 30, 2018, respectively.

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards (options) with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Average risk free interest rate	1.74%	2.65%	1.76%	2.60%
Expected life (in years)	4.55 years	4.55 years	4.55 years	4.55 years
Dividend yield	—%	—%	—%	—%
Average volatility	45%	40%	45%	40%

Performance stock options granted with market conditions are valued using a Monte Carlo simulation model in combination with a Black-Scholes option pricing model.

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

Information regarding stock options outstanding, vested, expected to vest, and exercisable as of June 29, 2019 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Options outstanding	1,405,477	$6.68	5.31	$21
Options vested and expected to vest	1,227,921	$6.88	5.11	$20
Options exercisable	442,940	$8.93	2.59	$14

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of June 29, 2019, that would have been received by option holders had all option holders exercised their stock options as of that date. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the six months ended June 29, 2019 and June 30, 2018 was approximately $0 thousand and $48 thousand, respectively.

As of June 29, 2019, there was $3.7 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements. The cost is expected to be recognized over a weighted average period of 3.31 years.

Summary of Restricted Stock Units and Awards

Information regarding the restricted stock units (“RSUs”) activity for the six months ended June 29, 2019 is summarized below:

Number of Shares
Outstanding as of December 29, 2018	597,121
Restricted stock units granted	—
Restricted stock units released	(166,916)
Restricted stock units forfeited	(172,441)
Outstanding as of June 29, 2019	257,764

8. Income Taxes

Provision for Income Tax.

The Company calculates its interim tax provision in accordance with the provisions of ASC 740-270, Income Taxes; Interim Reporting. For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur.  The Company recorded a provision for income tax of $15 thousand and $8 thousand for the six months ended June 29, 2019 and June 30, 2018, respectively.

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

For the three months ended June 29, 2019 and June 30, 2018, potential shares from stock options, RSUs and Restricted Stock Awards (“RSAs”) totaling 1,156,722 and 1,101,396 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding. For the six months ended June 29, 2019 and June 30, 2018, potential shares from stock options, RSUs and Restricted Stock Awards (“RSAs”) totaling 1,133,684 and 1,081,395 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding.

A reconciliation of the numerator and denominator of basic and diluted net loss per common share is provided as follows:

	Three Months Ended		Six Months Ended
(in thousands except per share data)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Numerator:
Net loss	$(2,419)	$(3,280)	$(5,467)	$(6,883)
Denominator:
Weighted average shares of common stock (basic)	13,648	11,644	13,639	11,636

Weighted average shares of common stock (diluted)	13,648	11,644	13,639	11,636
Per share data:
Basic net loss per share	$(0.18)	$(0.28)	$(0.40)	$(0.59)
Diluted net loss per share	$(0.18)	$(0.28)	$(0.40)	$(0.59)

10. Business Segments

The Company operates in one segment, ophthalmology. The Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service, and support activities.

Revenue information shown by product group is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
G6	$3,351	$3,014	$6,457	$5,855
Retina	5,248	5,577	10,847	10,488
Other(1)	1,827	1,713	3,717	3,470
Total revenues	$10,426	$10,304	$21,021	$19,813

(1) Incudes service contract revenues of $296 and $293 and $604 and $597 recognized during the three and six months ended June 29, 2019 and June 30, 2018, respectively. Other also includes revenues from paid service, royalty, freight and legacy G probes.

Revenue information shown by geographic region, based on the sales destination, is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
United States	$5,327	$5,114	$10,529	$9,974
Europe	2,587	2,226	5,064	4,660
Rest of Americas	754	656	1,372	1,308
Asia/Pacific Rim	1,758	2,308	4,056	3,871
Total revenues	$10,426	$10,304	$21,021	$19,813

Revenues are attributed to countries based on location of end customers.

Other than the United States, no individual country accounted for more than 10% of the Company’s revenues during the three and six months ended June 29, 2019 and June 30, 2018. The United States accounted for 51.1% and 49.6% of revenues for the three months ended June 29, 2019 and June 30, 2018, respectively. International sales accounted for 48.9% and 50.4% of revenues for the three months ended June 29, 2019 and June 30, 2018, respectively. For the six months ended June 29, 2019 and June 30, 2018, the United States accounted for 50.1% and 50.3% of revenues, respectively. For the six months ended June 29, 2019 and June 30, 2018, international sales accounted for 49.9% and 49.7% of revenues, respectively.

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

Results of Operations

The following table sets forth certain operating data as a percentage of revenues:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	56.4%	58.6%	58.1%	58.7%
Gross margin	43.6%	41.4%	41.9%	41.3%
Operating expenses:
Research and development	8.9%	8.7%	9.0%	10.1%
Sales and marketing	33.2%	40.5%	35.9%	41.5%
General and administrative	25.2%	24.1%	23.2%	24.6%
Total operating expenses	67.3%	73.3%	68.1%	76.2%
Loss from operations	(23.7%)	(31.9%)	(26.2%)	(34.9%)
Other income (expense), net	0.6%	0.1%	0.3%	0.2%
Loss from operations before provision for income taxes	(23.1%)	(31.8%)	(25.9%)	(34.7%)
Provision for income taxes	0.1%	---%	0.1%	---%
Net loss	(23.2%)	(31.8%)	(26.0%)	(34.7%)

The following comparisons are between the three months ended June 29, 2019 and June 30, 2018:

Revenues.

(in thousands)	Three Months Ended	Three Months Ended
	June 29, 2019	June 30, 2018	Change in $	Change in %
G6	$3,351	$3,014	$337	11.2%
Retina	5,248	5,577	(329)	(5.9%)
Other	1,827	1,713	114	6.7%
Total revenues	$10,426	$10,304	$122	1.2%

Our total revenues increased by $0.1 million, or 1.2%, from $10.3 million to $10.4 million for the second quarter of fiscal year 2019. The increase is primarily due to an increase in our G6 products and other revenues, partially offset by a decrease in our retina products. Revenues from G6 products increased 11.2% driven by increases in both domestic and international sales. Revenues from retina products decreased 5.9% driven by a decrease in international sales. Other revenues, comprising of service, royalty, freight and legacy G probes, increased 6.7% due mainly to an increase in our legacy G probes, service and royalty revenues.

Gross Profit and Gross Margin.

Gross profit increased by $0.3 million, or 6.6%, from $4.3 million to $4.5 million for the second quarter of fiscal 2019. Gross margin increased by 2.2 percentage points from 41.4% to 43.6%. The increase in gross margin was primarily attributable to a decrease in manufacturing overhead spending, partially offset by an increase in manufacturing overhead variances that included an adjustment to warranty expense.

Gross margins are expected to fluctuate due to changes in the relative proportion of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and other factors.

Research and Development.

Research and development (“R&D”) expenses were flat at $0.9 million compared to the similar period last fiscal year.

Sales and Marketing.

Sales and marketing expenses decreased by $0.7 million, or 16.9%, from $4.2 million to $3.5 million. The decrease was primarily attributable to a decrease in salaries and related costs due to a decrease in headcount, lower commission expense and lower sales and marketing programs expenses.

General and Administrative.

General and administrative expenses increased by $0.1 million, or 5.8%, from $2.5 million to $2.6 million. The increase in spending was primarily attributable to an increase in severance costs, partially offset by decreases in bonus accrual, legal expenses and salaries and related costs due to a decrease in headcount.

Other Income, Net.

Other income, net amounted to $58 thousand, compared to other income, net of $6 thousand. Other income (expense), net, consisted primarily of the change in expense associated with the re-measurement of contingent liabilities, partially offset by interest income.

Income Taxes.

We recorded an income tax provision of $9 thousand and $4 thousand, respectively.

The following comparisons are between the six months ended June 29, 2019 and June 30, 2018:

Revenues.

(in thousands)	Six Months Ended	Six Months Ended
	June 29, 2019	June 30, 2018	Change in $	Change in %
G6	$6,457	$5,855	$602	10.3%
Retina	10,847	10,488	359	3.4%
Other	3,717	3,470	247	7.1%
Total revenues	$21,021	$19,813	$1,208	6.1%

Our total revenues increased by $1.2 million, or 6.1%, from $19.8 million to $21.0 million. The increase is primarily due to an increase in our G6 products, retina products and other revenues. Revenues from G6 products increased 10.3% driven primarily by an increase in international sales. Revenues from retina products increased 3.4% driven primarily by an increase in domestic sales. Other revenues, comprising of service, royalty, freight and legacy G probes, increased 7.1% due mainly to an increase in our legacy G probes, service and royalty revenues.

Gross Profit and Gross Margin.

Gross profit increased by $0.6 million, or 7.5%, from $8.2 million to $8.8 million. Gross margin increased by 0.6 percentage points from 41.3% to 41.9%. The increase in gross margin was primarily attributable to a decrease in manufacturing overhead spending, partially offset by an increase in manufacturing overhead variances that included an adjustment to warranty expense.

Gross margins are expected to fluctuate due to changes in the relative proportion of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and other factors.

Research and Development.

Research and development (“R&D”) expenses decreased by $0.1 million, or 5.9%, from $2.0 million to $1.9 million. The decrease in spending was primarily attributable to a decrease in regulatory fees and general engineering expenses.

Sales and Marketing.

Sales and marketing expenses decreased by $0.7 million, or 8.1%, from $8.2 million to $7.6 million. The decrease was primarily attributable to a decrease in salaries and related costs due to a decrease in headcount, lower commission expense and lower sales and marketing programs expenses.

General and Administrative.

General and administrative expenses were flat at $4.9 million compared to similar period last year.

Other Income, Net.

Other income, net amounted to $52 thousand, compared to other income, net of $24 thousand. Other income (expense), net, consisted primarily of the change in expense associated with the re-measurement of contingent liabilities, partially offset by interest income.

Income Taxes.

We recorded an income tax provision of $15 thousand and $8 thousand, respectively.

Liquidity and Capital Resources.

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of June 29, 2019, we had cash and cash equivalents of $15.6 million and working capital of $23.5 million compared to cash and cash equivalents of $21.2 million and working capital of $29.1 million as of December 29, 2018.

Net cash used in operating activities was $5.2 million in the six months ended June 29, 2019 compared to $5.1 million in the six months ended June 30, 2018. The increase in net cash used in operating activities was primarily due to changes in working capital, driven by higher vendor payments and higher bonus payouts, partially offset by higher cash collections.

For the six months ended June 29, 2019, net cash used in investing activities was $0.3 million, which consisted of $0.1 million on capital expenditures and $0.2 million for payment of the contingent earn-out liability. Net cash used in investing activities for the six months ended June 30, 2018 was $0.6 million, which consisted of $0.4 million on capital expenditures and $0.2 million for payment of the contingent earn-out liability.

For the six months ended June 29, 2019 and June 30, 2018, net cash used in financing activities was $0.1 million, which consisted primarily of payroll taxes related to net share settlement of equity awards.

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

The Company has adopted the requirements of Accounting Standards Update 2016-02 on December 30, 2018, the first day of its fiscal year 2019, using the optional transition method. At adoption date, there was an increase in assets of $4.0 million and liabilities of $4.5 million due to the recognition of the required right-of-use (“ROU”) asset and corresponding liability for all lease obligations that are currently classified as operating leases with the difference of $0.5 million related to existing deferred rent that reduced the ROU asset recorded. The implementation of this standard did not have an impact in our condensed consolidated statements of operations.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive and Financial Officer and our Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 29, 2019. Based on the foregoing, our Principal Executive and Financial Officer and our Principal Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the second quarter of fiscal year 2019, our international sales were $5.1 million, or 48.9% of total revenues. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. All of our international revenues and costs for the fiscal quarter ended June 29, 2019 have been denominated in U.S. dollars except for a sale transacted through our German subsidiary. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our U.S. dollar-denominated products more expensive and thus less competitive in foreign markets and may negatively affect our reported revenue in any particular reporting period. Our international operations and sales are subject to a number of risks and potential costs, including:

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

Our success and ability to compete is dependent, in part, upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. Our patent portfolio includes 22 active United States patents and 12 active foreign patents on the technologies related to our products and processes. In addition, we have 5 patent applications pending in the United States and 12 foreign patent applications pending. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Patents have a limited lifetime and once a patent expires competition may increase.

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

Sales or issuances of a substantial amount of securities, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock. As of June 29, 2019, we had 13,746,959 shares of common stock outstanding, all of which shares were, and continue to be, eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. Future resales of our common stock by our existing stockholders could cause the market price of our common stock to decline.

As of June 29, 2019, holders of an aggregate of 999,802 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our other stockholders. In addition, the shares of common stock subject to outstanding options and Restricted Stock Units under our 2008 Equity Incentive Plan and the shares reserved for future issuance under the Incentive Plan may become eligible for sale in the public markets in the future, subject to certain legal and control limitations.

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

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including changes in foreign currency exchange rates, quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. During the fiscal quarter ended June 29, 2019, the reported high and low closing prices of our common stock were $5.61 and $4.39. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

Our directors, executive officers, current five percent or greater stockholders and affiliated entities together beneficially own a significant portion of our common stock outstanding as of June 29, 2019. Having such a concentration of ownership may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from seeking to acquire, a majority of our outstanding common stock or control of our board of directors through a proxy solicitation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On July 25, 2019, the Company indicated on a Form 8-K that Robert Grove had been appointed to the Nominating and Governance Committee of the Board, but it was in fact Robert Gunst that had been appointed, such that the composition of the Nominating and Governance Committee consists of Ruediger Naumann-Etienne, Ph.D., Maria Sainz and Robert Gunst.

Item 6. Exhibits

Exhibit No.	Exhibit Title
3.1 (1) (P)	Amended and Restated Certificate of Incorporation of Registrant.
3.2 (2)	Amended and Restated Bylaws of Registrant.
10.1 (3)	Offer Letter between the Company and Mr. Bruce effective as of May 21, 2019.
10.2 (4)	Separation Agreement with Mr. Moore effective June 22, 2019.
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.CAL	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

(1)	Incorporated by reference to the Exhibits filed with the Registration Statement on Form SB-2 (No. 333-00320-LA) which was declared effective on February 15, 1996.
(2)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on April 1, 2019.
(3)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K/A on June 14, 2019.
(4)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on June 26, 2019.
(P)	Print filing.

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

IRIDEX Corporation (Registrant)

Date: August 7, 2019	By:	/s/ DAVID I. BRUCE
		Name:	David I. Bruce
		Title:	President and Chief Executive Officer (Principal Executive and Financial Officer)

Date: August 7, 2019	By:	/s/ ROMEO R. DIZON
		Name:	Romeo R. Dizon
		Title:	Vice President of Finance (Principal Accounting Officer)