Form 10-Q
period 2019-09-28
IRIDEX CORP
filed 2019-11-08
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2019

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

The number of shares of common stock, $0.01 par value, issued and outstanding as of October 24, 2019 was 13,781,752.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•

our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses (including changes in sales and marketing, research and development and general and administrative expenses), and our ability to achieve and maintain future profitability;

•	customer acceptance and purchase of our existing products and new products;
•	our ability to maintain and expand our customer base;
•	competition from other products;
•	the impact of foreign currency exchange rate and interest rate fluctuations on our results and sales;
•	the pace of change and innovation in the markets in which we participate and the competitive nature of those markets;
•	our business strategy and our plan to build our business;
•	our ability to effectively manage our growth;
•	our costs of manufacturing and reliance on third party manufacturers;
•	our international expansion and sales strategy;
•	our operating results and cash flows;
•	our beliefs and objectives for future operations;
•	our relationships with third parties;
•	our ability to maintain, protect, and enhance our intellectual property rights;
•	the impact of expensing stock options and other equity awards;
•	our ability to successfully defend litigation brought against us;
•	our ability to successfully expand in our existing markets and into new markets;
•	sufficiency of cash to meet cash needs for at least the next 12 months;
•	our ability to comply with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
•	our ability to attract and retain qualified employees and key personnel; and
•	the future trading prices of our common stock.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to conform such statements to actual results or revised expectations, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

As used in this Quarterly Report on Form 10-Q, the terms “Company,” “IRIDEX,” “we,” “us” and “our” refer to IRIDEX Corporation, and its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

IRIDEX Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share and per share data)

	September 28, 2019	December 29, 2018 (1)
ASSETS
Current assets:
Cash and cash equivalents	$12,948	$21,194
Accounts receivable, net of allowance for doubtful accounts of $188 as of September 28, 2019 and $213 as of December 29, 2018	8,784	9,083
Inventories	8,896	8,794
Prepaid expenses and other current assets	590	547
Total current assets	31,218	39,618
Property and equipment, net	876	1,220
Intangible assets, net	88	100
Goodwill	533	533
Operating lease right-of-use assets, net	3,056	—
Other long-term assets	187	201
Total assets	$35,958	$41,672
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,429	$2,516
Accrued compensation	1,944	2,962
Accrued expenses	1,634	2,763
Accrued warranty	376	622
Deferred revenue	1,528	1,639
Operating lease liabilities	1,388	—
Total current liabilities	9,299	10,502
Long-term liabilities:
Accrued warranty	137	238
Deferred revenue	366	586
Operating lease liabilities	2,151	—
Other long-term liabilities	17	385
Total liabilities	11,970	11,711
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding 13,778,872 and 13,602,052 shares as of September 28, 2019 and December 29, 2018, respectively	147	145
Additional paid-in capital	72,793	71,548
Accumulated other comprehensive income	102	70
Accumulated deficit	(49,054)	(41,802)
Total stockholders’ equity	23,988	29,961
Total liabilities and stockholders’ equity	$35,958	$41,672

(1)	Derived from the audited consolidated financial statements included in the Annual Report on Form 10-K filed with the SEC for the year ended December 29, 2018.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Total revenues	$10,664	$11,320	$31,685	$31,133
Cost of revenues	6,381	6,744	18,596	18,367
Gross profit	4,283	4,576	13,089	12,766
Operating expenses:
Research and development	1,007	1,149	2,894	3,154
Sales and marketing	3,508	4,144	11,061	12,362
General and administrative	1,621	2,343	6,491	7,209
Total operating expenses	6,136	7,636	20,446	22,725
Loss from operations	(1,853)	(3,060)	(7,357)	(9,959)
Other income (expense), net	75	(8)	127	16
Loss from operations before provision for income taxes	(1,778)	(3,068)	(7,230)	(9,943)
Provision for income taxes	7	6	22	14
Net loss	$(1,785)	$(3,074)	$(7,252)	$(9,957)
Net loss per share:
Basic	$(0.13)	$(0.26)	$(0.53)	$(0.85)
Diluted	$(0.13)	$(0.26)	$(0.53)	$(0.85)
Weighted average shares used in computing net loss per common share:
Basic	13,768	11,925	13,682	11,732
Diluted	13,768	11,925	13,682	11,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net loss	$(1,785)	$(3,074)	$(7,252)	$(9,957)
Foreign currency translation adjustments	36	86	32	127
Comprehensive loss	$(1,749)	$(2,988)	$(7,220)	$(9,830)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited, in thousands)

For the three months ended September 28, 2019	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances, June 29, 2019	13,746,959	$147	$72,685	$66	$(47,269)	$25,629
Issuance of common stock under stock option plan						—
Employee stock-based compensation expense			158			158
Release of restricted stock, net of taxes paid	31,913		(50)			(50)
Other comprehensive income				36		36
Net income					(1,785)	(1,785)
Balances, September 28, 2019	13,778,872	$147	$72,793	$102	$(49,054)	$23,988

For the nine months ended September 28, 2019	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances, December 29, 2018	13,602,052	$145	$71,548	$70	$(41,802)	$29,961
Issuance of common stock under stock option plan	210					—
Employee stock-based compensation expense			1,398			1,398
Release of restricted stock, net of taxes paid	176,610	2	(153)			(151)
Other comprehensive income				32		32
Net income					(7,252)	(7,252)
Balances, September 28, 2019	13,778,872	$147	$72,793	$102	$(49,054)	$23,988

For the three months ended September 29, 2018	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances, June 30, 2018	11,663,838	$126	$60,138	41	$(35,872)	$24,433
Proceeds from issuance of common stock, net of issuance costs	1,916,667	19	10,461			10,480
Issuance of common stock under stock option plan	7,500		35			35
Employee stock-based compensation expense			673			673
Release of restricted stock, net of taxes paid	6,794		(24)			(24)
Other comprehensive income				86		86
Net income					(3,074)	(3,074)
Balances, September 29, 2018	13,594,799	$145	$71,283	$127	$(38,946)	$32,609

For the nine months ended September 29, 2018	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances, December 30, 2017	11,596,274	$126	$59,385	—	$(28,989)	$30,522
Proceeds from issuance of common stock, net of issuance costs	1,916,667	19	10,461			10,480
Issuance of common stock under stock option plan	23,750		97			97
Employee stock-based compensation expense			1,516			1,516
Release of restricted stock, net of taxes paid	58,108		(176)			(176)
Other comprehensive income				127		127
Net income					(9,957)	(9,957)
Balances, September 29, 2018	13,594,799	$145	$71,283	$127	$(38,946)	$32,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended
	September 28, 2019	September 29, 2018
Operating activities:
Net loss	$(7,252)	$(9,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	518	617
Change in fair value of earn-out liability	47	94
Stock-based compensation	1,398	1,516
Provision for doubtful accounts	25	—
Changes in operating assets and liabilities:
Accounts receivable	265	(567)
Inventories	(188)	533
Prepaid expenses and other current assets	(43)	8
Other long-term assets	11	(73)
Accounts payable	(86)	828
Accrued compensation	(1,015)	(175)
Accrued expenses	(726)	335
Accrued warranty	(347)	(903)
Deferred revenue	(331)	(303)
Other long-term liabilities	—	73
Net cash used in operating activities	(7,724)	(7,974)
Investing activities:
Acquisition of property and equipment	(125)	(391)
Payment on earn-out liability	(318)	(302)
Net cash used in investing activities	(443)	(693)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	10,637
Proceeds from stock option exercises	—	97
Taxes paid related to net share settlements of equity awards	(151)	(176)
Net cash (used in) provided by financing activities	(151)	10,558
Effect of foreign exchange rate changes	72	127
Net (decrease) increase in cash and cash equivalents	(8,246)	2,018
Cash and cash equivalents, beginning of period	21,194	21,707
Cash and cash equivalents, end of period	$12,948	$23,725
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$19	$9
Supplemental disclosure of non-cash activities:
Transfer of inventory to property and equipment	$65	$123

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, which was filed with the Securities and Exchange Commission (“SEC”) on March 29, 2019, as amended by Form 10-K/A on April 29, 2019. The results of operations for the three and nine months ended September 28, 2019 and September 29, 2018 are not necessarily indicative of the results for the fiscal year ending December 28, 2019 or any future interim period. The three and nine months ended September 28, 2019 and September 29, 2018, each had 13 weeks and 39 weeks, respectively. For purposes of reporting the financial results, the Company’s fiscal years end on the Saturday closest to the end of December. Periodically, the Company includes a 53rd week to a year in order to end that year on the Saturday closest to the end of December.

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

(2)

LAP Programs: The Company sometimes enters into Laser Advantage Program (“LAP”) contracts with customers. Under the LAP program, the system is given away free of charge and title is transferred after the customer purchases the minimum required number of boxes of probes (classified as disposables). Customers with older machines have the ability to trade in their old machines for the most current laser equipment offered in the program (“G6 Laser”) and receive a discount on the program’s minimum purchase requirements. Under ASC 606, this non-cash consideration must be included in the transaction price. However, the Company has determined that there is no value associated with the old machine and the trade in is essentially offered to encourage customers to purchase more consumables under the program.

The Company recognizes revenue from product sales under LAP programs at a point in time. The Company allocates the transaction price of the distinct performance obligations in the contract by determining stand-alone selling price using historical pricing net of any variable consideration or discounts to specifically allocate to a particular performance obligation.

(3)

Extended Warranty: The Company offers a standard two-year warranty on all system sales (five years on the laser heads for its IQ 532/577 laser consoles). The Company also offers an extended warranty which is sold to customers in incremental, one-year warranty periods which begin subsequent to the expiration of the standard two-year warranty. The customer can opt to purchase the extended warranty at the time of the system sale or after the initial system sale.

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

b.

Extended Warranty Sale Subsequent to System Sale: If the customer opts to purchase an extended warranty after the initial system sale, the Company determines the amount of time that has elapsed since the initial system sale. If the extended warranty is purchased within 60 days of the initial sale, the Company considers this sale to be an additional element of the original sale and allocates the transaction price of the distinct performance obligations in the contract by determining stand-alone selling price using historical pricing net of any variable consideration or discounts to specifically allocate to a particular performance obligation. If the extended warranty is purchased subsequent to 60 days after the initial sale, the sale of the extended warranty is deemed a separate contract and is deferred at the selling price and recognized ratably over the extended warranty period as the performance obligation is satisfied.

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

Leases.

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use (“ROU”) assets, net and Operating lease liabilities in our condensed consolidated balance sheets. As of the adoption date of ASC 842 and as of September 28, 2019, the Company was not a party to finance lease arrangements.

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

We market our products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of our customers and maintains an allowance for potential credit losses. Historically, we have not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the three months ended September 28, 2019, no single customer accounted for over 10% of total revenues. For the three months ended September 29, 2018, one customer accounted for more than 10% of total revenues, representing 11%. For the nine months ended September 28, 2019 and September 29, 2018, no single customer accounted for more than 10% of total revenues. As of September 28, 2019, one customer accounted for over 10% of our accounts receivable, representing 11%. As of December 29, 2018, no customer accounted for more than 10% of our accounts receivable.

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

A reconciliation of the changes in the Company’s deferred revenue balance for the nine months ended September 28, 2019 and September 29, 2018 is as follows:

	Nine Months Ended
	September 28, 2019	September 29, 2018
Balance, beginning of period	$2,225	$2,520
Additions to deferral	1,575	1,426
Revenue recognized	(1,906)	(1,729)
Balance, end of period	1,894	2,217
Non-current portion of deferred revenue	366	608
Current portion of deferred revenue	$1,528	$1,609

During both the nine months ended September 28, 2019 and September 29, 2018, approximately $1.2 million were recognized pertaining to amounts deferred as of December 29, 2018 and December 30, 2017.

Warranty.

The Company currently provides a two-year full warranty on its products. In addition, the Company offers a five-year warranty on the laser heads for its IQ 532/577 laser consoles. The associated costs of these warranties are accrued for upon shipment of the products. In March 2018, we have reversed the warranty expense associated with products shipped outside of the United States that were accrued in December 2017 as these reserves are no longer deemed required. The Company’s warranty policy is applicable to products which are considered defective in their performance or fail to meet the product specifications. Warranty costs are reflected in the statement of operations as cost of revenues.

A reconciliation of the changes in the Company’s warranty liability for the nine months ended September 28, 2019 and September 29, 2018 is as follows:

	Nine Months Ended
	September 28, 2019	September 29, 2018
Balance, beginning of period	$860	$1,735
Accruals for product warranties	219	298
Cost of warranty claims	(232)	(756)
Adjustment to pre-existing warranties	(334)	(445)
Balance, end of period	$513	$832

Reclassifications.

Certain reclassifications have been made to the prior year financial statements included in these condensed consolidated financial statements to conform to the current year presentation. The reclassifications had no impact on previously reported net loss or accumulated deficit.

Recently Adopted Accounting Standards.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases,” which, along with amendments issued in 2018, modified lessee accounting guidance under Topic 840. This new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11 which provides an alternative transition method that allows entities to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the requirements of ASU 2016-02 on December 30, 2018, the first day of its fiscal year 2019, using the optional transition method. The Company elected not to reassess whether any expired or existing contracts are or contain leases, not to reassess the lease classification for any expired or existing leases, not to reassess initial direct costs for any existing leases and not to separate non-lease components from lease components and instead account for each separate lease component and the non-lease components associated with that lease component as a single lease component for new or modified leases. At adoption date, there was an increase in assets of $4.0 million and liabilities of $4.5 million due to the recognition of the required right-of-use asset and corresponding liability for all lease obligations that are currently classified as operating leases with the difference of $0.5 million related to existing deferred rent that reduced the ROU asset recorded. The standard did not have an impact in our condensed consolidated statements of operations.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which removes, modifies and adds certain disclosure requirements on fair value measurements. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company early adopted this standard in fiscal year 2019 and the standard did not have a material impact on our consolidated financial statements.

3. Inventories

The components of the Company’s inventories as of September 28, 2019 and December 29, 2018 are as follows:

	September 28, 2019	December 29, 2018
Raw materials	$2,424	$2,675
Work in process	811	1,075
Finished goods	5,661	5,044
Total inventories	$8,896	$8,794

4. Goodwill and Intangible Assets

Goodwill.

The carrying value of goodwill was $0.5 million as of September 28, 2019 and December 29, 2018.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an annual impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceed the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test during the second quarter of fiscal year 2019 and determined that its goodwill was not impaired. As of September 28, 2019, the Company had not identified any factors that indicated there was an impairment of its goodwill and determined that no additional impairment analysis was then required.

Intangible Assets.

The following table summarizes the components of gross and net intangible asset balances (in thousands):

	September 28, 2019				December 29, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	240	152	88	5.50 Years	240	140	100

For the nine months ended September 28, 2019 and September 29, 2018, amortization expense totaled $12 thousand for each period.

The amortization of customer relationships was charged to sales and marketing expense. Future estimated amortization expense (in thousands):

Fiscal Year:
2019 (three months)	$4
2020	16
2021	16
2022	16
2023	16
Thereafter	20
Total	$88

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of September 28, 2019 and December 29, 2018, approximate fair value because of the short maturity of these instruments.

As of September 28, 2019 and December 29, 2018, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows:

	As of September 28, 2019				As of December 29, 2018
	Fair Value Measurements				Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$12,167	$—	$—	$12,167	$20,708	$—	$—	$20,708
Liabilities:
Earn-out liability	$—	$—	$63	$63	$—	$—	$334	$334

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

The following tables present quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of September 28, 2019 and December 29, 2018.

As of September 28, 2019	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Weighted Average (range)
Earn-out liability	$63	Discounted cash flow	Projected royalties (in thousands)	$80
			Discount rate	10.26% (10.20% - 27.00%)

As of December 29, 2018	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Weighted Average (range)
Earn-out liability	$334	Discounted cash flow	Projected royalties (in thousands)	$1,245
			Discount rate	10.33% (10.20% - 27.00%)

A reconciliation of the changes in the Company’s earn-out liability (Level 3 liability) for the nine months ended September 28, 2019 and September 29, 2018 is as follows:

	Nine Months Ended
(in thousands)	September 28, 2019	September 29, 2018
Balance as of beginning of the period	$334	$572
Payments against earn-out	(318)	(302)
Change in fair value of earn-out liability	47	94
Balance as of the end of the period	$63	$364

The earn-out liability is included in accrued expenses and other long-term liabilities in the condensed consolidated balance sheets. Any change in the fair value adjustment is recorded to other expense in the condensed consolidated statements of operations.

6. Commitments and Contingencies

Operating Lease Commitments.

Our operating lease commitments consist primarily of our facility lease and various office and computer equipment leases. Operating lease expenses for the nine months ended September 28, 2019 and September 29, 2018 were approximately $1.0 million. The weighted average discount rate used in calculating the present value of lease payments was 5.4%. As of September 28, 2019, the weighted average remaining lease term for our operating leases was 2.5 years.

The following represents maturities of operating lease liabilities as of September 28, 2019 (in thousands):

Fiscal Year	Operating Lease Payments
Remainder of 2019 (3 months)	$381
2020	1,550
2021	1,539
2022	317
2023	—
Total lease payments	3,787
Less: Imputed interest	(248)
Total lease liabilities	$3,539

Purchase Commitments.

Our purchase commitments consist primarily of non-cancellable purchase commitments with vendors to manufacture certain components and ophthalmic instrumentation. As of September 28, 2019, our future minimum payments through fiscal year 2020 for our purchase commitments was approximately $6.2 million.

Indemnities.

We enter into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, we indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties (generally our business partners or customers) in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third-party with respect to our products. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments that we could be required to make under these agreements is not determinable. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal.

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

2008 Equity Incentive Plan.

The terms of awards granted during the nine months ended September 28, 2019 were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 29, 2018.

The following table shows stock-based compensation expenses included in the condensed consolidated statements of operations for the three and nine months ended September 28, 2019 and September 29, 2018:

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Cost of revenues	$16	$23	$45	$68
Research and development	—	94	165	214
Sales and marketing	81	169	290	348
General and administrative	61	387	898	886
	$158	$673	$1,398	$1,516

Stock-based compensation expense capitalized to inventory was immaterial for the nine months ended September 28, 2019 and September 29, 2018.

Occasionally, the Company will grant stock-based instruments to non-employees. During the nine months ended September 28, 2019 and September 29, 2018, the amount of stock-based compensation related to non-employee options was not material.

Summary of Stock Options.

The following table summarizes stock options information during the nine months ended September 28, 2019:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding as of December 29, 2018	844,898	$8.84
Granted	753,450	$4.86
Exercised	(210)	$3.49
Canceled or forfeited	(277,243)	$9.31
Outstanding as of September 28, 2019	1,320,895	$6.47	$—

The weighted average grant date fair value of the options granted was $1.47 and $2.47 per share for the three months ended September 28, 2019 and September 29, 2018, respectively. The weighted average grant date fair value of the options granted was $1.75 and $2.34 per share for the nine months ended September 28, 2019 and September 29, 2018, respectively.

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards (options) with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Average risk free interest rate	1.58%	2.95%	1.75%	2.71%
Expected life (in years)	4.55 years	4.55 years	4.55 years	4.55 years
Dividend yield	—%	—%	—%	—%
Average volatility	48%	41%	45%	41%

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

Information regarding stock options outstanding, vested, expected to vest, and exercisable as of September 28, 2019 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Options outstanding	1,320,895	$6.47	5.50	$—
Options vested and expected to vest	1,161,856	$6.64	5.37	$—
Options exercisable	376,412	$8.83	3.35	$—

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of September 28, 2019, that would have been received by option holders had all option holders exercised their stock options as of that date. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the nine months ended September 28, 2019 and September 29, 2018 was approximately $0 thousand and $71 thousand, respectively.

As of September 28, 2019, there was $3.5 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements. The cost is expected to be recognized over a weighted average period of 3.04 years.

Summary of Restricted Stock Units and Awards

Information regarding the restricted stock units (“RSUs”) activity for the nine months ended September 28, 2019 is summarized below:

Number of Shares
Outstanding as of December 29, 2018	597,121
Restricted stock units granted	74,527
Restricted stock units released	(213,498)
Restricted stock units forfeited	(193,231)
Outstanding as of September 28, 2019	264,919

8. Income Taxes

Provision for Income Tax.

The Company calculates its interim tax provision in accordance with the provisions of ASC 740-270, Income Taxes; Interim Reporting. For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur.  The Company recorded a provision for income tax of $22 thousand and $14 thousand for the nine months ended September 28, 2019 and September 29, 2018, respectively.

Deferred Income Taxes.

The Company accounts for income taxes in accordance with ASC topic 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. As of the fourth quarter of fiscal year 2018, based on the Company’s recent history of losses and its forecasted losses, management believes on the more likely than not basis that a full valuation allowance is required. Accordingly, the Company continues to provide a full valuation allowance on its federal and states deferred tax assets.

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

For the three months ended September 28, 2019 and September 29, 2018, potential shares from stock options, RSUs and Restricted Stock Awards (“RSAs”) totaling 1,182,083 and 1,436,320 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding. For the nine months ended September 28, 2019 and September 29, 2018, potential shares from stock options, RSUs and Restricted Stock Awards (“RSAs”) totaling 1,144,817 and 1,253,843 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding.

A reconciliation of the numerator and denominator of basic and diluted net loss per common share is provided as follows:

	Three Months Ended		Nine Months Ended
(in thousands except per share data)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Numerator:
Net loss	$(1,785)	$(3,074)	$(7,252)	$(9,957)
Denominator:
Weighted average shares of common stock (basic)	13,768	11,925	13,682	11,732

Weighted average shares of common stock (diluted)	13,768	11,925	13,682	11,732
Per share data:
Basic net loss per share	$(0.13)	$(0.26)	$(0.53)	$(0.85)
Diluted net loss per share	$(0.13)	$(0.26)	$(0.53)	$(0.85)

10. Business Segments

The Company operates in one segment, ophthalmology. The Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service, and support activities.

Revenue information shown by product group is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
G6	$2,962	$2,860	$9,419	$8,715
Retina	5,788	6,672	16,635	17,160
Other(1)	1,914	1,788	5,631	5,258
Total revenues	$10,664	$11,320	$31,685	$31,133

(1) Incudes service contract revenues of $437 and $388 and $1,041 and $985 recognized during the three and nine months ended September 28, 2019 and September 29, 2018, respectively. Other also includes revenues from paid service, royalty, freight and legacy G probes.

Revenue information shown by geographic region, based on the sales destination, is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
United States	$5,833	$6,182	$16,362	$16,156
Europe	2,112	2,020	7,176	6,680
Rest of Americas	735	554	2,107	1,862
Asia/Pacific Rim	1,984	2,564	6,040	6,435
Total revenues	$10,664	$11,320	$31,685	$31,133

Revenues are attributed to countries based on location of end customers.

Other than the United States, no individual country accounted for more than 10% of the Company’s revenues during the three and nine months ended September 28, 2019 and during the nine months ended September 29, 2018. Other than the United States, China accounted for more than 10% of the Company’s revenues during the three months ended September 29, 2018, representing 11%. The United States accounted for 54.7% and 54.6% of revenues for the three months ended September 28, 2019 and September 29, 2018, respectively. International sales accounted for 45.3% and 45.4% of revenues for the three months ended September 28, 2019 and September 29, 2018, respectively. For the nine months ended September 28, 2019 and September 29, 2018, the United States accounted for 51.6% and 51.9% of revenues, respectively. For the nine months ended September 28, 2019 and September 29, 2018, international sales accounted for 48.4% and 48.1% of revenues, respectively.

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

Our products are sold in the United States and Germany predominantly through a direct sales force and internationally (aside from Germany) primarily through independent distributors.

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

Results of Operations

The following table sets forth certain operating data as a percentage of revenues:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	59.8%	59.6%	58.7%	59.0%
Gross margin	40.2%	40.4%	41.3%	41.0%
Operating expenses:
Research and development	9.4%	10.2%	9.1%	10.1%
Sales and marketing	32.9%	36.6%	34.9%	39.7%
General and administrative	15.2%	20.7%	20.5%	23.2%
Total operating expenses	57.5%	67.5%	64.5%	73.0%
Loss from operations	(17.3%)	(27.1%)	(23.2%)	(32.0%)
Other income (expense), net	0.7%	—%	0.4%	—%
Loss from operations before provision for income taxes	(16.6%)	(27.1%)	(22.8%)	(32.0%)
Provision for income taxes	0.1%	0.1%	0.1%	—%
Net loss	(16.7%)	(27.2%)	(22.9%)	(32.0%)

The following comparisons are between the three months ended September 28, 2019 and September 29, 2018:

Revenues.

	Three Months Ended	Three Months Ended
(in thousands)	September 28, 2019	September 29, 2018	Change in $	Change in %
G6	$2,962	$2,860	$102	3.6%
Retina	5,788	6,672	(884)	(13.2%)
Other	1,914	1,788	126	7.0%
Total revenues	$10,664	$11,320	$(656)	(5.8%)

Our total revenues decreased by $0.7 million, or 5.8%, from $11.3 million to $10.7 million for the third quarter of fiscal year 2019. The decrease is primarily due to a decrease in sales of our retina products due to higher sales in China during the third quarter of fiscal year 2018, partially offset by an increase in sales of our G6 products and other revenues. Revenues from G6 products increased 3.6%, driven by an increase in both domestic and international sales. Revenues from retina products decreased 13.2%, driven by a decrease in both domestic and international sales. Other revenues, comprised of service, royalty, freight and legacy G probes, increased 7.0% due mainly to an increase in our service and royalty revenues.

Gross Profit and Gross Margin.

Gross profit decreased by $0.3 million, or 6.4%, from $4.6 million to $4.3 million for the third quarter of fiscal 2019. Gross margin decreased by 0.2 percentage points from 40.4% to 40.2%. The decrease in gross margin was primarily attributable to a shift in geographic and product mix, partially offset by a decrease in manufacturing overhead spending.

Gross margins are expected to fluctuate due to changes in the relative proportion of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and other factors.

Research and Development.

Research and development (“R&D”) expenses decreased by $0.1 million, or 12.4%, from $1.1 million to $1.0 million. The decrease in spending was primarily attributable to a decrease in general engineering expenses.

Sales and Marketing.

Sales and marketing expenses decreased by $0.6 million, or 15.3%, from $4.1 million to $3.5 million. The decrease was primarily attributable to a decrease in salaries and related costs due to a decrease in headcount, lower commission expense and lower sales and marketing programs expenses.

General and Administrative.

General and administrative expenses decreased by $0.7 million, or 30.8%, from $2.3 million to $1.6 million. The decrease in spending was primarily attributable to decreases in legal expenses, audit expenses, consulting expenses, bonus accrual, share-based compensation expense and salaries and related costs due to a decrease in headcount.

Other Income (Expense), Net.

Other income, net amounted to $75 thousand, compared to other expense, net of $8 thousand. Other income (expense), net, consisted primarily of interest income and the change in expense associated with the re-measurement of contingent liabilities.

Income Taxes.

We recorded an income tax provision of $7 thousand and $6 thousand, respectively.

The following comparisons are between the nine months ended September 28, 2019 and September 29, 2018:

Revenues.

	Nine Months Ended	Nine Months Ended
(in thousands)	September 28, 2019	September 29, 2018	Change in $	Change in %
G6	$9,419	$8,715	$704	8.1%
Retina	16,635	17,160	(525)	(3.1%)
Other	5,631	5,258	373	7.1%
Total revenues	$31,685	$31,133	$552	1.8%

Our total revenues increased by $0.6 million, or 1.8%, from $31.1 million to $31.7 million. The increase is primarily due to an increase in sales of our G6 products and other revenues, partially offset by a decrease in sales of our retina products. Revenues from G6 products increased 8.1% driven by an increase in both domestic and international sales. Revenues from retina products decreased 3.1% driven primarily by a decrease in international sales due to higher sales in China during the third quarter of fiscal year 2018. Other revenues, comprising of service, royalty, freight and legacy G probes, increased 7.1% due mainly to an increase in our service and royalty revenues.

Gross Profit and Gross Margin.

Gross profit increased by $0.3 million, or 2.5%, from $12.8 million to $13.1 million. Gross margin increased by 0.3 percentage points from 41.0% to 41.3%. The increase in gross margin was primarily attributable to a decrease in manufacturing overhead spending, partially offset by decreases driven by a shift in geographical mix and an increase in manufacturing overhead variances.

Gross margins are expected to fluctuate due to changes in the relative proportion of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and other factors.

Research and Development.

Research and development (“R&D”) expenses decreased by $0.3 million, or 8.2%, from $3.2 million to $2.9 million. The decrease in spending was primarily attributable to a decrease in general engineering expenses.

Sales and Marketing.

Sales and marketing expenses decreased by $1.3 million, or 10.5%, from $12.4 million to $11.1 million. The decrease was primarily attributable to a decrease in salaries and related costs due to a decrease in headcount, lower commission expense and lower sales and marketing programs expenses.

General and Administrative.

General and administrative expenses decreased by $0.7 million, or 10.0%, from $7.2 million to $6.5 million. The decrease in spending was primarily attributable to decreases in legal expenses, audit expenses, consulting expenses, bonus accrual, share-based compensation expense and salaries and related costs due to a decrease in headcount.

Other Income, Net.

Other income, net amounted to $0.1 million, compared to other income, net of $16 thousand. Other income, net, consisted primarily of interest income and the change in expense associated with the re-measurement of contingent liabilities.

Income Taxes.

We recorded an income tax provision of $22 thousand and $14 thousand, respectively.

Liquidity and Capital Resources.

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of September 28, 2019, we had cash and cash equivalents of $12.9 million and working capital of $21.9 million compared to cash and cash equivalents of $21.2 million and working capital of $29.1 million as of December 29, 2018.

Net cash used in operating activities was $7.7 million in the nine months ended September 28, 2019 compared to $8.0 million in the nine months ended September 29, 2018. The decrease in net cash used in operating activities was primarily due to higher cash collections and changes in working capital, driven by lower operating expenses, partially offset by higher vendor payments and higher bonus payouts.

For the nine months ended September 28, 2019, net cash used in investing activities was $0.4 million, which consisted of $0.1 million on capital expenditures and $0.3 million for payment of the contingent earn-out liability. Net cash used in investing activities for the nine months ended September 29, 2018 was $0.7 million, which consisted of $0.4 million on capital expenditures and $0.3 million for payment of the contingent earn-out liability.

For the nine months ended September 28, 2019, net cash used in financing activities was $0.2 million, which consisted of payroll taxes related to net share settlement of equity awards. For the nine months ended September 29, 2018, net cash provided by financing activities was $10.6 million, which consisted of $10.6 million net proceeds arising from the issuance of common stock and $0.1 million proceeds from stock option exercises, partially offset by $0.2 million for payroll taxes related to net share settlement of equity awards.

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

The Company has adopted the requirements of Accounting Standards Update (“ASU”) 2016-02 on December 30, 2018, the first day of its fiscal year 2019, using the optional transition method. ASU 2016-02 requires lessees to, among other things, recognize most leases on the balance sheet as right-of-use asset with a corresponding lease liability. See Footnote 2 to the accompanying condensed consolidated financial statements for additional disclosure and the impact on our consolidated balance sheet as of September 28, 2019.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive and Financial Officer and our Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 28, 2019. Based on the foregoing, our Principal Executive and Financial Officer and our Principal Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our ability to sell our products and generate revenues depends upon our direct and independent sales forces within the United States, direct sales force in Germany and relationships with independent international distributors. Currently our direct and independent sales forces within the United States consist of approximately 19 employees and one independent representative, respectively and our direct sales force in Germany consists of 3 employees. Our international independent distributors are managed by a team of 6 people. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are largely dependent on the efforts of these third parties. If any distributor breaches the terms of its distribution agreement with us or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory would be adversely affected.

We do not have any long-term employment contracts with the members of our direct sales force. We may be unable to replace our direct sales force personnel with individuals of equivalent technical expertise and qualifications, which may harm our revenues and our ability to maintain market share. Similarly, our independent and distributor agreements are generally terminable at will by either party and independents and distributors may terminate their relationships with us, which would affect our sales and results of operations.  We may be unable to recruit and retain qualified personnel in in Germany as part of our direct sales team. Any loss of the members of our existing direct or indirect sales organizations, or any failure to execute on our plans to further develop our sales function, could have an adverse impact on our business, results of operations and financial condition.

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

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the third quarter of fiscal year 2019, our international sales were $4.8 million, or 45.3% of total revenues. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. All of our international revenues and costs for the fiscal quarter ended September 28, 2019 have been denominated in U.S. dollars except for a sale transacted through our German subsidiary. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our U.S. dollar-denominated products more expensive and thus less competitive in foreign markets and may negatively affect our reported revenue in any particular reporting period. Our international operations and sales are subject to a number of risks and potential costs, including:

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

Our principal ophthalmic laser competitors are Alcon Inc., Novartis AG, Bausch Health Companies Inc., Carl Zeiss Meditec AG, Ellex Medical Lasers, Ltd., Lumenis Ltd., Nidek Co. Ltd., Quantel Medical SA, and Topcon Corporation.  We also compete with alternative glaucoma surgical device companies such as Alcon, Allergan, Glaukos, New World Medical and Ivantis, Inc. Pharmaceuticals represent alternative treatments to our laser procedures.  Some of our principal pharmaceutical competitors are Alcon, Allergan, Astellas Pharma Inc., Pfizer Inc., Regeneron Pharmaceuticals, Roche (Genentech) and Bausch Health Companies Inc.  Some of our competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. Some companies also have greater name recognition than us and long-standing customer relationships. In addition, other medical device companies, academic and research institutions, or others, may develop new technologies or therapies, including medical devices, surgical procedures or pharmacological treatments and obtain regulatory approval for products utilizing such techniques that are more effective in treating the conditions targeted by us, or are less expensive than our current or future products. Our technologies and products could be rendered obsolete by such developments. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

Our operating results may be adversely affected by uncertainty regarding healthcare reform measures and changes in third-party coverage and reimbursement policies.

Our products are typically purchased by doctors, clinics, hospitals and other users, which bill various third-party payers, such as governmental programs and private insurance plans, for the health care services provided to their patients. Changes in government legislation or regulation or in private third-party payers’ policies toward reimbursement for procedures employing our products may prohibit adequate reimbursement. There have been a number of legislative and regulatory proposals to change the healthcare system, reduce the costs of healthcare and change medical reimbursement policies. Doctors, clinics, hospitals and other users of our products may decline to purchase our products to the extent there is uncertainty regarding reimbursement of medical procedures using our products and any healthcare reform measures. Further proposed legislation, regulation and policy changes affecting third-party reimbursement are likely. Among other things, Congress has in the past proposed changes to and the repeal of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, collectively, the “Affordable Care Act”, and the current U.S. presidential administration has announced certain policy changes that could impact the availability of benefits under the Affordable Care Act. For example, tax reform legislation enacted at the end of 2017 eliminates the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019 (the “individual mandate”). We anticipate continued Congressional interest in modifying provisions of the Affordable Care Act, particularly given the recent ruling in Texas v. Azar to invalidate the law as unconstitutional. At this time, it remains unclear whether there will be any changes made to or any repeal of the Affordable Care Act, with respect to certain of its provisions or in its entirety or related administrative policies. Various healthcare reform proposals have also emerged at the state level.

We are unable to predict what legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future at the state or federal level, or what effect such legislation or regulation may have on us. Furthermore, existing legislation and regulation related to the health care industry and third-party coverage reimbursement, including the Affordable Care Act, has been subject to judicial challenge, and may be subject to similar challenges from time to time in the future (such as the ongoing Texas v. Azar case). Denial of coverage and reimbursement of our products, or the revocation or changes to coverage and reimbursement policies, could have a material adverse effect on our business, results of operations and financial condition.

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

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, exclusion from participation in government healthcare programs, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that their provisions are open to a variety of evolving interpretations and enforcement discretion. Compliance with Open Payments, commonly known as the Sunshine Act, has presented a number of challenges to companies such as ours, in terms of interpretation of the law and its implementation. Under the Sunshine Act, Centers for Medicare & Medicaid Services (“CMS”) has the potential to impose penalties of up to $1.15 million per year for violations, depending on the circumstances, although enforcement has been negligible to date. Payments reported under the Sunshine Act also have the potential to draw scrutiny on payments to and relationships with physicians, which may have implications under the Anti-Kickback Statute and other healthcare laws. The risk that we are our being found in violation of these laws may be increased by the fact that we do not have a formal healthcare compliance program in place. Further, while safe harbors may in some instances be available and utilized by companies to reduce risks associated with the Anti-Kickback Statute and certain other healthcare laws, we have not necessarily utilized such safe harbors nor fully followed all elements required to claim the benefit of such safe harbors in all possible instances. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

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

Our success and ability to compete is dependent, in part, upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. Our patent portfolio includes 23 active United States patents and 5 active foreign patents on the technologies related to our products and processes. In addition, we have 6 patent applications pending in the United States and 12 foreign patent applications pending. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Patents have a limited lifetime and once a patent expires competition may increase.

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

Sales or issuances of a substantial amount of securities, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock. As of September 28, 2019, we had 13,778,872 shares of common stock outstanding, all of which shares were, and continue to be, eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. Future resales of our common stock by our existing stockholders could cause the market price of our common stock to decline.

As of September 28, 2019, holders of an aggregate of 999,802 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our other stockholders. In addition, the shares of common stock subject to outstanding options and Restricted Stock Units under our 2008 Equity Incentive Plan and the shares reserved for future issuance under the Incentive Plan may become eligible for sale in the public markets in the future, subject to certain legal and control limitations.

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

Our facilities could be subject to catastrophic loss such as fire, flood, unpredictable power outages, or earthquake. All of our research and development activities, manufacturing, our corporate headquarters and other critical business operations are located near major earthquake faults in Mountain View, California. California can experience catastrophic wildfires (such as the Paradise Fire of 2018), as well as intermittent power outages. Any such loss at any of our facilities caused by fires, flooding, power outages, or earthquakes could disrupt our operations, delay production, shipments and revenue and result in large expense to repair and replace our facilities.

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

Further, in order to maintain medical device sales in Canada, we must obtain the ISO 13485:2016 certificate through the Medical Device Single Audit Program (“MDSAP”). MDSAP allows a single audit of a medical device manufacturer's Quality Management Systems which satisfies the requirements of multiple regulatory jurisdictions - Australia, Brazil, Canada, Japan and the United States. The MDSAP audit program is voluntary in all countries except Canada. MDSAP may impose a higher compliance burden than the CE Mark through more frequent and rigorous audit requirements. If we do not comply with the new MDSAP, we will not be able to sell our products in Canada after December 31, 2019.

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

Certain of our materials may be subject to the effects of various trade agreements, treaties and tariffs. The current U.S. presidential administration has imposed tariffs on various goods from various countries, including China, Canada and the European Union (“EU”), and announced intentions to impose furthermore significant tariffs on certain United States imports. As a result, Canada, the EU, China and other countries have responded with retaliatory tariffs on certain United States exports. We cannot predict the effect these and potential additional tariffs will have on our business, including in the context of escalating trade tensions. Further tariffs, additional taxes, or trade barriers, both domestically and internationally, may affect our selling and/or manufacturing costs and margins, the competitiveness of our products, or our ability to sell products or purchase necessary equipment and supplies, and consequently affect our business, results of operations, or financial conditions. To the extent that trade tariffs and other restrictions imposed by the United States increase the price of, or limit the amount of, raw materials and finished goods imported into the United States, the costs of our raw materials may be adversely affected and the demand from our customers for products and services may be diminished, which could adversely affect our revenues and profitability.

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

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including changes in foreign currency exchange rates, quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. During the fiscal quarter ended September 28, 2019, the reported high and low closing prices of our common stock were $4.43 and $1.57. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

Our directors, executive officers, current five percent or greater stockholders and affiliated entities together beneficially own a significant portion of our common stock outstanding as of September 28, 2019. Having such a concentration of ownership may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from seeking to acquire, a majority of our outstanding common stock or control of our board of directors through a proxy solicitation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Title
3.1 (1) (P)	Amended and Restated Certificate of Incorporation of Registrant.
3.2 (2)	Amended and Restated Bylaws of Registrant.
31.1	Certification of Principal Executive and Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of Principal Accounting Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1*	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.CAL	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

IRIDEX Corporation (Registrant)

Date: November 8, 2019	By:	/s/ DAVID I. BRUCE
		Name:	David I. Bruce
		Title:	President and Chief Executive Officer (Principal Executive and Financial Officer)

Date: November 8, 2019	By:	/s/ ROMEO R. DIZON
		Name:	Romeo R. Dizon
		Title:	Vice President of Finance (Principal Accounting Officer)