Form 10-K
period 2019-12-28
IRIDEX CORP
filed 2020-03-13
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 0-27598

IRIDEX CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	77-0210467
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1212 Terra Bella Avenue Mountain View, CA (Address of principal executive offices)	(650) 940-4700 (Registrant’s telephone number, including area code)	94043 (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each Exchange on Which Registered
Common Stock, par value $0.01 per share	IRIX	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None.

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

The aggregate market value of the voting common equity held by non-affiliates of the Registrant was approximately $34,151,458 as of June 28, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price reported for such date on the Nasdaq Global Market. The registrant did not have any non-voting common equity outstanding. For purposes of this disclosure, shares of common stock held by each executive officer and director and by each holder of 5% or more of the outstanding shares of common stock have been excluded from this calculation, because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 27, 2020, Registrant had 13,786,666 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the Proxy Statement for the Registrant’s 2020 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to conform such statements to actual results or revised expectations, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

As used in this Annual Report on Form 10-K, the terms “Company,” “IRIDEX,” “we,” “us” and “our” refer to IRIDEX Corporation, and its consolidated subsidiaries.

PART I

Item 1. Business

Overview

IRIDEX Corporation is an ophthalmic medical technology company focused on the development and commercialization of breakthrough products and procedures used to treat sight-threatening eye conditions, including glaucoma and retinal diseases. Certain of our laser products are powered by our proprietary MicroPulse™ technology, which is a method of delivering laser energy using a mode which chops the continuous wave laser beam into short, microsecond-long laser pulses. Our products consist of laser consoles, delivery devices and consumable instrumentation, including laser probes.

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

Ophthalmologists typically use our laser systems in hospital operating rooms (“ORs”) and ambulatory surgical centers (“ASCs”), as well as their offices and clinics. In ORs and ASCs, ophthalmologists use our laser systems with either an indirect laser ophthalmoscope or a consumable, single use MP3 probe, G-Probe or EndoProbe.

Our products are sold in the United States and Germany predominantly through a direct sales force and internationally (aside from Germany) primarily through independent distributors. Total revenues in 2019 and 2018 were $43.4 million and $42.6 million, respectively. We generated net losses of $8.8 million and $12.8 million in 2019 and 2018, respectively.

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

Glaucoma

Glaucoma is a leading cause of blindness in the world. Glaucoma is a progressive, chronic disease and vision loss resulting from glaucoma currently cannot be regained. According to Market Scope, in 2018, an estimated 129.9 million people worldwide had glaucoma, but only about 30% will be diagnosed as having it. Glaucoma is most commonly associated with elevated levels of pressure within the eye, or intraocular pressure (“IOP”).  Elevated IOP often occurs when aqueous humor, the thin watery fluid that fills the front of the eye, is not circulating normally and draining properly.  Currently, reducing IOP is the only proven treatment for glaucoma with treatments primarily focused on improving the flow of aqueous humor through the eye’s trabecular meshwork and uveoscleral outflow pathways.  Global sales of products used to diagnose and treat glaucoma are expected to total $5.8 billion in 2018, according to Market Scope’s 2018 Global Glaucoma Surgical Device Report.

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

Medical Retina

Per Market Scope estimates in 2016, global sales of retinal surgical products will increase to $2.7 billion in 2021. Our medical retina business focuses on the treatment of diabetic macular edema (“DME”) which is part of a broader disease state called diabetic retinopathy. Diabetic retinopathy is a common complication of diabetes which impairs vision over time and, if left untreated, can lead to blindness. An estimated 285 million people worldwide had diabetes in 2010, according to the International Diabetes Federation. The federation predicts as many as 438 million will have diabetes globally by 2030.  Previous clinical publications, such as an article cited at the U.S. National Institutes of Health’s National Library of Medicine, indicated 28.5% of diabetic patients can develop some form of diabetic retinopathy. Traditional laser photocoagulation and a regimen of injected pharmaceuticals are currently the standard treatment for this disease and are associated with significant shortcomings.  Traditional laser photocoagulation can stabilize the patient’s vision over the long term but presents a risk of varying degrees of vision loss to the patient.  Pharmaceuticals can stabilize vision in the near term but require repeated injections.  The injections are painful and the patients may experience side effects including increased risk of eye infections.  Furthermore, a regimen of repeated pharmaceutical injections is very demanding to the physician and patient in terms of time and to the healthcare system at large with regard to dollars spent on treatment.

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
Glaucoma – uveoscleral outflow

Treats glaucoma using our Cyclo G6 laser system and MicroPulse P3 delivery device.  MicroPulse P3 is IRIDEX’s proprietary, single-use, disposable probe. It delivers MicroPulse laser energy transsclerally (through the white of the eye) to target the ciliary body inside the eye. The ciliary body controls various ocular functions including aqueous humor production, and it helps facilitate the reduction of aqueous humor via outflow channels.

MicroPulse transscleral laser therapy (“TLT”) is a non-incisional treatment that is believed to reduce IOP primarily through uveoscleral outflow. Numerous peer-reviewed published clinical studies have demonstrated MicroPulse TLT as a safe and clinically effective treatment to lower patients’ IOP and reduce the number of topical eye drops and oral medications across a wide spectrum of glaucoma types and disease severity. Glaucoma specialists and comprehensive ophthalmologists incorporate MicroPulse TLT prior to, concurrent with, and after other surgical therapies. It’s a repeatable procedure which doesn’t impact the patients’ quality of life nor does it inhibit future interventions.

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

Medical Retina - DME

Treats DME with our IQ laser systems.  MicroPulse laser is administered through a mechanical and optical delivery device that rapidly delivers multiple treatment spots on the retina.  Our MicroPulse laser is uniquely believed to be “fovea friendly” in that the laser can be used to treat the fovea, the center of the field of vision in the retina, without any loss of visual function.  Instead of causing thermal damage like traditional lasers, MicroPulse laser is believed to induce a therapeutic response through the recruitment of biological factors such as heat shock proteins. We believe that the treatment of DME with MicroPulse laser therapy has several competitive advantages over alternate therapies with respect to long term vision stability, visual function, and cost effectiveness.

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

Our Products

Our current product portfolio utilizes a system approach. Each system includes a laser console, which generates the laser energy, and a number of interchangeable delivery devices or disposable probes for use in specific clinical applications. This approach allows our customers to purchase a basic laser system and add additional delivery devices or disposable probes as their therapeutic needs expand or as new applications develop. We currently offer three basic product categories: 1) laser consoles, 2) delivery devices which are optical-mechanical products that mount to ophthalmologists’ diagnostic equipment and transmit the laser and 3) single-use disposable probes that transmit the laser light to a targeted region within the inside of an eye.

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

Single-use disposable probes

MicroPulse P3 Probe. The MP3 Probe is used with our Cyclo G6 laser system to perform MicroPulse TLT. The MP3 is used on an anesthetized eye in the doctor’s office or in the OR. The non-incisional procedure takes just a few minutes and results in minimal post-operative recovery for the patient. MicroPulse TLT may be used to treat a wide variety of glaucoma types, including open-angle and closed-angle glaucoma, and a broad range of disease severity.

Since the launch of the MP3 probe in 2015, we have worked with physicians to optimize treatment techniques and clinical outcomes. During our collaborations, we learned that minor ergonomic probe modifications could facilitate easier use and result in more consistent clinical outcomes. In the fourth quarter of fiscal year 2019, we released a revised MP3 (Rev 2) probe that reflects these modifications. Initial feedback from approximately 150 physicians has been very positive in terms of better viewing of the treatment area, ease of treating small eyes and deep-set eyes, more intuitive probe orientation and placement, better stabilization of the probe on the eye, and improved light coupling to the tissue. In addition, physicians have continued to observe excellent safety profiles and good preliminary clinical results.

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

Our internal research and development (“R&D”) activities are performed by a current team of nine engineers and regulatory professionals with experience in various aspects of medical products, laser systems, delivery devices, clinical techniques, and regulatory affairs with a focus on introducing innovative products which satisfy the unmet and emerging needs of our customers. The core competencies of the team include: mechanical engineering, electrical engineering, optics, lasers, fiber optics, software, and industrial designs. The R&D process integrates all necessary disciplines of the Company from product inception through customer acceptance. This process facilitates reliable new product innovations and a consistent pipeline of innovative products for our customers.

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

Customers and Customer Support

Our products are currently sold for use by ophthalmologists specializing in the treatment of eye disease in retina, glaucoma and pediatric eye diseases. Other customers include research and teaching hospitals, government installations, surgical centers, hospitals, and office clinics (outpatient). No single customer or distributor accounted for 10% or more of total revenues in fiscal years 2019 and 2018.

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

Sales and Marketing

We sell and market our products in the United States and Germany predominantly through our direct sales force and internationally (aside from Germany) primarily through independent distributors. Currently we have a direct sales force of 18 employees who are engaged in sales efforts within the United States, 1 in Germany and 5 personnel engaged in managing our distribution sales efforts internationally. Our sales are administered through our corporate headquarters in Mountain View, California.

International revenues represented 48.7% and 48.1% of our revenues in 2019 and 2018, respectively. We believe that our international sales will continue to represent a significant portion of our revenues for the foreseeable future. Our international sales are made principally to customers in Europe, Asia, the Pacific Rim, the Middle East, Russia, Africa and Latin America. Our distribution agreements with our international distributors are generally exclusive and typically can be terminated by either party without cause with 90 days’ notice. International sales may be adversely affected by currency fluctuations, the imposition of governmental controls, restrictions on export technology, political instability, trade restrictions, changes in tariffs, tax treaties and the economic condition in each country in which we sell our products.

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

Operations

The manufacture of our visible light and infrared laser consoles and the related delivery devices is a highly complex and precise process. Completed systems must pass quality control and reliability tests before shipment. Our manufacturing activities consist of specifying, sourcing, assembling and testing of components and certain subassemblies for assembly into our final product. Currently we have a total of 11 employees engaged in manufacturing activities for these products.

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

Our principal ophthalmic laser competitors are Alcon, Inc., Novartis AG, Bausch Health Companies Inc., Carl Zeiss Meditec AG, Ellex Medical Lasers, Ltd., Lumenis Ltd, Nidek Co. Ltd., Quantel Medical SA and Topcon Corporation.  We also compete with alternative glaucoma surgical device companies such as Alcon, Inc., Allergan, Inc., Glaukos Corporation, New World Medical, Inc. and Ivantis, Inc.  Pharmaceuticals represent alternative treatments to our laser procedures.  Some of our principal pharmaceutical competitors are Alcon, Inc., Allergan, Inc., Astellas Pharma Inc., Pfizer Inc., Regeneron Pharmaceuticals, Inc., Roche Holding Ltd. (Genentech) and Bausch Health Companies Inc.  Some of our competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. Some companies also have greater name recognition than us and long-standing customer relationships. In addition, other medical companies, academic and research institutions, or others, may develop new technologies or therapies, including medical devices, surgical procedures or pharmacological treatments and obtain regulatory approval for products utilizing such techniques that are more effective in treating the conditions targeted by us, or are less expensive than our current or future products. Our technologies and products could be rendered obsolete by such developments. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

Patents and Proprietary Rights

Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. These are either developed internally or obtained from acquisitions such as RetinaLabs. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. Our patent portfolio includes 23 active United States patents and 5 active foreign patents on the technologies related to our products and processes. In addition, we have 4 patent applications pending in the United States and 12 foreign patent applications pending. Our patent applications may not be approved.

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

A “not substantially equivalent” determination, or a request for additional information, could delay the market introduction of new products that fall into this category and could have a material adverse effect on our business, financial condition and results of operations. For any of our products that are cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or efficacy of the device or that constitute a major change to the intended use of the device will require new 510(k) submissions.

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

In order to maintain a Canadian Medical Device License (MDL), which is needed to sell a medical device in Canada, the holder of the MDL (the “regulatory manufacturer”) must obtain an ISO 13485:2016 certificate through the Medical Device Single Audit Program (MDSAP). The MDSAP requirement is new to Canada, and manufacturers that received a MDL prior to adoption of this requirement are required to transition to the MDSAP. To address this Canadian medical device licensing requirement, Iridex transferred its MDLs to Salient Medical Solutions (Salient), Iridex’s distributor in Canada and an entity that is certified under MDSAP. Iridex continues to fabricate the devices as Salient’s contract manufacturer. Salient is now the regulatory manufacturer, and has the licenses necessary to import and sell Iridex’s products into Canada.

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

Employees

As of December 28, 2019, we had a total of 94 full-time equivalent employees engaged in our ongoing operations, including 37 in operations (including manufacturing, quality, logistics and service), 36 in sales and marketing which does not include 4 consultants and one independent sales representative, 9 in R&D and 12 in finance and administration. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. As of December 28, 2019, we had 38 such persons serving in such roles. Our future success will depend in part on our ability to attract, train, retain and motivate highly qualified employees, who are in great demand. We may not be successful in attracting and retaining such personnel. Our employees are not represented by a collective bargaining organization, and we have never experienced a work stoppage or strike. We consider our employee relations to be good.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, through the U.S. Securities and Exchange Commission’s (“SEC”) website. These periodic reports and amendments are also available, free of charge, on our website, as soon as reasonably practicable after such reports are electronically filed with the SEC.

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

In the past several years, we have experienced supply chain, production and training issues as we have expanded our product lines and sales volumes, and may experience similar issues in the future as we continue to grow our business. For example, we contract with a manufacturing company located in Wuhan, China for certain laser systems scheduled for release in the latter half of 2020. Due to the COVID-19 or coronavirus outbreak in China, release of our manufacturing process and launch of these new laser systems may be delayed or disrupted, and we may need to incur costs to replace or shift this manufacturing process elsewhere. These issues have caused, and may in the future cause, us to reduce or delay the shipment of our products and incur costs to service or replace products already shipped to customers. We have also incurred, and may in the future incur, additional costs to rectify or prevent similar issues in the future. Our efforts to address these supply chain, production and training issues may not be successful, and if we are unable to address these issues in a timely and cost-effective manner, product shipments to our customers could be delayed, our sales levels may suffer and manufacturing and operational costs may increase, any of which would negatively impact our business, results of operations and financial condition.

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

Our ability to sell our products and generate revenues depends upon our direct and independent sales forces within the United States, direct sales force in Germany and relationships with independent international distributors. Currently our direct and independent sales forces within the United States consist of approximately 18 employees and one independent representative, respectively and our direct sales force in Germany consists of one employee. Our international independent distributors are managed by a team of 5 people. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are largely dependent on the efforts of these third parties. If any distributor breaches the terms of its distribution agreement with us or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory would be adversely affected.

We do not have any long-term employment contracts with the members of our direct sales force. We may be unable to replace our direct sales force personnel with individuals of equivalent technical expertise and qualifications, which may harm our revenues and our ability to maintain market share. Similarly, our independent and distributor agreements are generally terminable at will by either party and independents and distributors may terminate their relationships with us, which would affect our sales and results of operations.  We may be unable to recruit and retain qualified personnel in Germany as part of our direct sales team. Any loss of the members of our existing direct or indirect sales organizations, or any failure to execute on our plans to further develop our sales function, could have an adverse impact on our business, results of operations and financial condition.

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

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the fiscal year ended December 28, 2019, our international sales were $21.2 million, or 48.7% of total revenues. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. All of our international revenues and costs for the fiscal year ended December 28, 2019 have been denominated in U.S. dollars except for a sale transacted through our German subsidiary. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our U.S. dollar-denominated products more expensive and thus less competitive in foreign markets and may negatively affect our reported revenue in any particular reporting period. Our international operations and sales are subject to a number of risks and potential costs, including:

•	fluctuations in foreign currency exchange rates;
•	product and production issues;
•	performance of our international channel of distributors;
•	longer accounts receivable collection periods;
•	impact of recessions in global economies and availability of credit;
•	political and economic instability;

•	trade sanctions and embargoes;
•	impact of international conflicts, terrorist and military activity, civil unrest;
•	foreign certification requirements, including continued ability to use the “CE” mark in Europe, and other local regulatory requirements;
•	differing local product preferences and product requirements;
•	cultural differences;
•	changes in foreign medical reimbursement and coverage policies and programs;
•	reduced or limited protections of intellectual property rights in jurisdictions outside the United States;
•	potentially adverse tax consequences, such as those related to changes in tax laws or tax rates or their interpretations;
•	protectionist, adverse and changing foreign governmental laws and regulations;
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

We are subject to macro-economic fluctuations in the U.S. and worldwide economy. Concerns about consumer and investor confidence, volatile corporate profits and reduced capital spending, international conflicts, terrorist and military activity, civil unrest and pandemic illness could reduce customer orders or cause customer order cancellations. For example, the spread of coronavirus may cause adverse impacts on global economic activity which could negatively impact our business. In addition, political and social turmoil related to international conflicts and terrorist acts may put further pressure on economic conditions in the United States and abroad.

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

Our principal ophthalmic laser competitors are Alcon, Inc., Novartis AG, Bausch Health Companies Inc., Carl Zeiss Meditec AG, Ellex Medical Lasers, Ltd., Lumenis Ltd., Nidek Co. Ltd., Quantel Medical SA, and Topcon Corporation.  We also compete with alternative glaucoma surgical device companies such as Alcon, Inc., Allergan, Inc., Glaukos Corporation, New World Medical, Inc. and Ivantis, Inc. Pharmaceuticals represent alternative treatments to our laser procedures.  Some of our principal pharmaceutical competitors are Alcon, Inc., Allergan, Inc., Astellas Pharma Inc., Pfizer Inc., Regeneron Pharmaceuticals, Inc., Roche Holdings Ltd. (Genentech) and Bausch Health Companies Inc.  Some of our competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. Some companies also have greater name recognition than us and long-standing customer relationships. In addition, other medical device companies, academic and research institutions, or others, may develop new technologies or therapies, including medical devices, surgical procedures or pharmacological treatments and obtain regulatory approval for products utilizing such techniques that are more effective in treating the conditions targeted by us, or are less expensive than our current or future products. Our technologies and products could be rendered obsolete by such developments. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

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

Sales or issuances of a substantial amount of securities, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock. As of December 28, 2019, we had 13,785,233 shares of common stock outstanding, all of which shares were, and continue to be, eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. Future resales of our common stock by our existing stockholders could cause the market price of our common stock to decline.

As of December 28, 2019, holders of an aggregate of 973,204 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our other stockholders. In addition, the shares of common stock subject to outstanding options and Restricted Stock Units under our 2008 Equity Incentive Plan and the shares reserved for future issuance under the Incentive Plan may become eligible for sale in the public markets in the future, subject to certain legal and control limitations.

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

Our success and ability to compete is dependent, in part, upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. Our patent portfolio includes 23 active United States patents and 5 active foreign patents on the technologies related to our products and processes. In addition, we have 4 patent applications pending in the United States and 12 foreign patent applications pending. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Patents have a limited lifetime and once a patent expires competition may increase.

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

Our facilities could be subject to catastrophic loss such as fire, flood, unpredictable power outages, or earthquake. All of our research and development activities, manufacturing, our corporate headquarters and other critical business operations are located near major earthquake faults in Mountain View, California. California can experience catastrophic wildfires, as well as intermittent power outages. Any such loss at any of our facilities caused by fires, flooding, power outages, or earthquakes could disrupt our operations, delay production, shipments and revenue and result in large expense to repair and replace our facilities.

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

For example, on February 23, 2018, we initiated a worldwide voluntary recall of a specific laser accessory called the TruFocus LIO Premiere™ (“LIO”). The LIO is a head-mounted indirect ophthalmoscope that connects to our laser console and is used to view and perform laser treatment on a patient’s retina. This recall was prompted after we received reports of three adverse events from one physician in the U.S., resulting in focal cataracts and iris burns occurring during procedures in which the TruFocus LIO Premiere was used. We identified several potential root causes for the adverse events, including use error. On March 22, 2019, we provided the FDA with a request for termination of Recall Number Z-1075-2018. Our termination request is pending.

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

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including changes in foreign currency exchange rates, quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. During the fiscal year ended December 28, 2019, the trading price of our common stock fluctuated from a low of $1.57 per share to a high of $5.61 per share. During the fourth fiscal quarter ended December 28, 2019, the trading price of our common stock fluctuated from $1.77 per share to a high of $2.57 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

Our directors, executive officers, current five percent or greater stockholders and affiliated entities together beneficially own a significant portion of our common stock outstanding as of December 28, 2019. Having such a concentration of ownership may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from seeking to acquire, a majority of our outstanding common stock or control of our board of directors through a proxy solicitation.

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

As of February 27, 2020, there were approximately 33 holders of record (not in street name) of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of our stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Ophthalmologists typically use our laser systems in hospital ORs and ambulatory surgical centers (“ASCs”), as well as their offices and clinics. In ORs and ASCs, ophthalmologists use our laser systems with either an indirect laser ophthalmoscope or a consumable, single use MP3 probe, G-Probe or EndoProbe.

Our products are sold in the United States and Germany predominantly through a direct sales force and internationally (aside from Germany) primarily through independent distributors. Total revenues in 2019 and 2018 were $43.4 million and $42.6 million, respectively. We generated net losses of $8.8 million and $12.8 million in 2019 and 2018.

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

Results of Operations - 2019 and 2018

Our fiscal year ends on the Saturday closest to December 31. Fiscal 2019 ended on December 28, 2019 and fiscal 2018 ended on December 29, 2018. Fiscal years 2019 and 2018 each included 52 weeks of operations.

The following table sets forth certain operating data as a percentage of revenue for the periods indicated.

	Percentage of Revenue
	Years Ended
	FY 2019	FY 2018
	December 28, 2019	December 29, 2018
Revenues	100.0%	100.0%
Cost of revenues	58.7%	59.0%
Gross margin	41.3%	41.0%
Operating expenses:
Research and development	8.5%	9.4%
Sales and marketing	34.2%	39.4%
General and administrative	19.3%	22.4%
Total operating expenses	62.0%	71.2%
Loss from operations	(20.7%)	(30.2%)
Other income, net	0.5%	0.2%
Loss from operations before provision for income taxes	(20.2%)	(30.0%)
Provision for income taxes	0.1%	0.1%
Net loss	(20.3%)	(30.1%)

Comparison of 2019 and 2018

Revenues.

Our total revenues increased $0.8 million or 2.0% from $42.6 million in 2018 to $43.4 million in 2019. The increase is primarily due to an increase in sales of our G6 products and other revenues, partially offset by a decrease in sales of our retina products. Revenues from G6 products increased 10.6% driven by an increase in both domestic and international sales. Revenues from retina products decreased 3.5% driven by a decrease in both domestic and international sales. Other revenues, comprising of service, royalty, freight and legacy G probes, increased 6.0% due mainly to an increase in our service and royalty revenues.

(in thousands)	FY 2019	FY 2018	Change in $	Change in %
G6	$13,070	$11,814	$1,256	10.6%
Retina	$22,879	$23,711	$(832)	(3.5%)
Other	$7,498	$7,075	$423	6.0%
Total revenues	$43,447	$42,600	$847	2.0%

Gross Profit.

Gross profit increased $0.5 million or 2.7% from $17.5 million in 2018 to $17.9 million in 2019. Gross margin increased 0.3 percentage points from 41.0% in 2018 to 41.3% in 2019. The improvement in gross margin is primarily attributable to a decrease in manufacturing overhead spending, partially offset by decreases driven by a shift in geographical mix and an increase in manufacturing overhead variances.

Gross margins are expected to continue to fluctuate due to changes in the relative proportions of domestic and international sales, the product mix of sales, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies, sales return and a variety of other factors.

Research and Development.

R&D expenses decreased $0.3 million or 8.1% from $4.0 million in 2018 to $3.7 million in 2019. The decrease was attributable primarily to a decrease in bonus accrual, salaries and related costs as a result of decrease in headcount and a decrease in general engineering expenses.

Sales and Marketing.

Sales and marketing expenses decreased $1.9 million or 11.5%, from $16.8 million in 2018 to $14.9 million in 2019. The decrease was primarily attributable to a decrease in bonus accrual, salaries and related costs due to a decrease in headcount, lower commission expense and lower sales and marketing programs expenses.

General and Administrative.

General and administrative expenses decreased $1.2 million or 12.3% from $9.6 million in 2018 to $8.4 million in 2019. The decrease in spending was primarily attributable to decreases in legal expenses, audit expenses, consulting expenses, bonus accrual, share-based compensation expense and salaries and related costs due to a decrease in headcount.

Other Income, Net.

Other income, net amounted to $0.2 million in 2019 and $0.1 million in 2018. Other income, net consisted primarily of interest income and the change in expense associated with the fair value re-measurement of the contingent earn-out liabilities.

Income Taxes.

We recorded a provision for income taxes of $48 thousand for the year ended December 28, 2019 compared to $37 thousand for the year ended December 29, 2018. The effective tax rate for the year ended December 28, 2019 was negative 0.46% compared to an effective tax rate of negative 0.29% for the year ended December 29, 2018. The income tax valuation allowance was $17.4 million at the end of 2019 compared to $15.5 million at the end of 2018.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

Comparison of 2019 and 2018

As of December 28, 2019, we had cash and cash equivalents of $12.7 million, no debt and working capital of $20.8 million compared to cash and cash equivalents of $21.2 million, no debt and working capital of $29.1 million as of December 29, 2018.

Net cash used in operating activities was $7.9 million in 2019 compared to $10.0 million in 2018. The decrease in net cash used in operating activities was primarily due to changes in working capital, driven by higher cash collections and decreases in operating expenses.

During 2019, net cash used in investing activities was $0.5 million, which consisted of $0.1 million for capital expenditures and $0.4 million payments of the contingent earn-out liability. Net cash used in investing activities during 2018 was $0.8 million, which consisted of $0.4 million for capital expenditures and $0.4 million for payment of the contingent earn-out liability.

During 2018, net cash used in financing activities was $0.2 million for payroll taxes related to net share settlement of equity awards. Net cash provided by financing activities during 2018 was $10.4 million, which consisted of $10.5 million net proceeds arising from the issuance of common stock and $0.1 million proceeds from stock option exercises, partially offset by $0.2 million payroll taxes related to net share settlement of equity awards.

We believe our existing cash and cash equivalents and available line of credit will be sufficient to meet our anticipated cash needs over the next 12 months.

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

The Company has the following revenue transaction types: (1) Product Sale Only, (2) Laser Advantage Program (LAP), (3) Extended Warranty, (4) System Repairs (outside of warranty) and (5) Royalty Revenue.

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

(2)

LAP Program: The Company sometimes enters into LAP contracts with customers. Under the LAP program, the system is given away free of charge and title is transferred after the customer purchases the minimum required number of boxes of probes (classified as disposables). Customers with older machines have the ability to trade in their old machines for the most current laser equipment offered in the program (G6 Laser) and receive a discount on the program’s minimum purchase requirements. Under ASC 606, this non-cash consideration must be included in the transaction price. However, the Company has determined that there is no value associated with the old machine and the trade in is essentially offered to encourage customers to purchase more consumables under the program.

The Company recognizes revenue from product sales under the LAP program at a point in time. The Company allocates the transaction price of the distinct performance obligations in the contract by determining stand-alone selling price using historical pricing net of any variable consideration or discounts to specifically allocate to a particular performance obligation.

(3)

Extended Warranty: The Company offers a standard two-year warranty on all system sales. The Company also offers an extended warranty which is sold to customers in incremental, one-year warranty periods which begin subsequent to the expiration of the standard two-year warranty. The customer can opt to purchase the extended warranty at the time of the system sale or after the initial system sale.

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

Income Taxes.

We account for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We annually evaluate the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. As of December 28, 2019, based on the Company's recent history of losses and its forecasted losses, management believes on the more likely than not basis that a full valuation allowance is required. Accordingly, as of December 28, 2019, the Company provided a full valuation allowance on its federal and states deferred tax assets.

Accounting for Uncertainty in Income Taxes.

We account for uncertain tax positions in accordance with ASC 740. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a "more-likely-than-not" threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There was no accrued interest and penalties during the year ended December 28, 2019.

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

Leases.

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use (“ROU”) assets, net and Operating lease liabilities in our consolidated balance sheets. As of December 28, 2019, the Company was not a party to finance lease arrangements.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Under the available practical expedient, we account for the lease and non-lease components as a single lease component.

Recently Adopted Accounting Standards.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases,” which, along with amendments issued in 2018, modified lessee accounting guidance under Topic 840. This new standard establishes a ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued ASU 2018-11 which provides an alternative transition method that allows entities to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the requirements of ASU 2016-02 on December 30, 2018, the first day of its fiscal year 2019, using the optional transition method. The Company elected not to reassess whether any expired or existing contracts are or contain leases, not to reassess the lease classification for any expired or existing leases, not to reassess initial direct costs for any existing leases and not to separate non-lease components from lease components and instead account for each separate lease component and the non-lease components associated with that lease component as a single lease component for new or modified leases. At adoption date, there was an increase in assets of $4.0 million and liabilities of $4.5 million due to the recognition of the required ROU asset and corresponding liability for all lease obligations that are currently classified as operating leases with the difference of $0.5 million related to existing deferred rent that reduced the ROU asset recorded. The standard did not have an impact in our consolidated statements of operations.

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

Recent Accounting Standards Not Yet Adopted.

In December 2019, the FAB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” as part of its initiative to reduce complexity in the accounting standards. The standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its financial position and results of operations, if any.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 8. Financial Statements and Supplementary Data.

Our consolidated balance sheets as of December 28, 2019 and December 29, 2018 and the consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of our fiscal years 2019 and 2018 together with the related notes and the report of our independent registered public accounting firm, are on the following pages. Additional required financial information is described in Item 15.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of IRIDEX Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IRIDEX Corporation (a Delaware corporation) and its subsidiaries (the “Company”) as of December 28, 2019 and December 29, 2018, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 28, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 28, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of the new lease standard.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

San Jose, California

March 13, 2020

IRIDEX Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	FY 2019	FY 2018
	December 28, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$12,653	$21,194
Accounts receivable, net of allowance for doubtful accounts of $187 as of December 28, 2019 and $213 as of December 29, 2018	9,323	9,083
Inventories	8,174	8,794
Prepaid expenses and other current assets	401	547
Total current assets	30,551	39,618
Property and equipment, net	730	1,220
Intangible assets, net	84	100
Goodwill	533	533
Operating lease right-of-use assets, net	2,764	—
Other long-term assets	151	201
Total assets	$34,813	$41,672
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,592	$2,516
Accrued compensation	2,398	2,962
Accrued expenses	1,544	2,763
Accrued warranty	380	622
Deferred revenue	1,450	1,639
Operating lease liabilities	1,414	—
Total current liabilities	9,778	10,502
Long-term liabilities:
Accrued warranty	156	238
Deferred revenue	360	586
Operating lease liabilities	1,795	—
Other long-term liabilities	19	385
Total liabilities	12,108	11,711
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding 13,785,233 and 13,602,052 shares as of December 28, 2019 and December 29, 2018, respectively	147	145
Additional paid-in capital	73,093	71,548
Accumulated other comprehensive income	80	70
Accumulated deficit	(50,615)	(41,802)
Total stockholders’ equity	22,705	29,961
Total liabilities and stockholders’ equity	$34,813	$41,672

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	FY 2019	FY 2018
	Year Ended	Year Ended
	December 28, 2019	December 29, 2018
Total revenues	$43,447	$42,600
Cost of revenues	25,508	25,129
Gross profit	17,939	17,471
Operating expenses:
Research and development	3,682	4,006
Sales and marketing	14,852	16,782
General and administrative	8,379	9,551
Total operating expenses	26,913	30,339
Loss from operations	(8,974)	(12,868)
Other income, net	209	92
Loss from operations before provision for income taxes	(8,765)	(12,776)
Provision for income taxes	48	37
Net loss	$(8,813)	$(12,813)
Net loss per share:
Basic	$(0.64)	$(1.05)
Diluted	$(0.64)	$(1.05)
Weighted average shares used in computing net loss per common share:
Basic	13,707	12,199
Diluted	13,707	12,199

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	FY 2019	FY 2018
	Year Ended	Year Ended
	December 28, 2019	December 29, 2018
Net loss	$(8,813)	$(12,813)
Change in foreign currency translation adjustments	10	70
Comprehensive loss	$(8,803)	$(12,743)

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
FY 2017: Balances, December 30, 2017	11,596,274	$126	$59,385	$—	$(28,989)	30,522
Proceeds from issuance of common stock, net of issuance costs	1,916,667	19	10,456			10,475
Issuance of common stock under stock option plan	24,050		98			98
Employee stock-based compensation expense			1,803			1,803
Release of restricted stock	65,061		(194)			(194)
Other comprehensive income				70		70
Net loss					(12,813)	(12,813)
FY 2018: Balances, December 29, 2018	13,602,052	145	71,548	70	(41,802)	29,961
Issuance of common stock under stock option plan	210					—
Employee stock-based compensation expense			1,703			1,703
Release of restricted stock	182,971	2	(158)			(156)
Other comprehensive income				10		10
Net loss					(8,813)	(8,813)
FY 2019: Balances, December 28, 2019	13,785,233	$147	$73,093	$80	$(50,615)	$22,705

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	FY 2019	FY 2018
	Year Ended	Year Ended
	December 28, 2019	December 29, 2018
Operating activities:
Net loss	$(8,813)	$(12,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property and equipment	2	4
Depreciation and amortization	688	809
Change in fair value of earn-out liability	47	149
Stock-based compensation	1,703	1,803
Provision for doubtful accounts	25	—
Changes in operating assets and liabilities:
Accounts receivable	(271)	(1,159)
Inventories	545	463
Prepaid expenses and other current assets	145	(54)
Operating lease right-of-use assets	1,219	—
Other long-term assets	47	(49)
Accounts payable	76	788
Accrued compensation	(563)	503
Accrued expenses	(752)	614
Accrued warranty	(324)	(875)
Deferred revenue	(415)	(295)
Operating lease liabilities	(1,274)	—
Other long-term liabilities	2	87
Net cash used in operating activities	(7,913)	(10,025)
Investing activities:
Acquisition of property and equipment	(128)	(440)
Payment on earn-out liability	(381)	(387)
Net cash used in investing activities	(509)	(827)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	10,475
Proceeds from stock option exercises	—	98
Taxes paid related to net share settlements of equity awards	(156)	(194)
Net cash (used in) provided by financing activities	(156)	10,379
Effect of foreign exchange rate changes	37	(40)
Net decrease in cash and cash equivalents	(8,541)	(513)
Cash and cash equivalents, beginning of year	21,194	21,707
Cash and cash equivalents, end of year	$12,653	$21,194
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$14	$13
Supplemental disclosure of non-cash activities:
Transfer of inventory to property and equipment	$67	$166

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

Our fiscal year always ends on the Saturday closest to December 31. Fiscal 2019 ended on December 28, 2019 (“FY 2019”) and Fiscal 2018 ended on December 29, 2018 (“FY 2018”). Fiscal years 2019 and 2018 each included 52 weeks of operations.

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

Cash and Cash Equivalents.

We consider all highly liquid debt instruments with insignificant interest rate risk and an original maturity of three months or less when purchased to be cash equivalents. Our cash equivalents consist primarily of cash deposits in money market funds that are available for withdrawal without restriction.

Sales Returns Allowance and Allowance for Doubtful Accounts.

We estimate future product returns related to current period product revenue. We analyze historical returns, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowance. Significant management judgment and estimates must be made and used in connection with establishing the sales returns allowance in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. Our provision for sales returns is recorded net of the associated costs. The balance for the provision for sales returns was $264 thousand and $277 thousand as of December 28, 2019 and December 29, 2018, respectively, and is recorded within the deferred revenue accounts in the consolidated balance sheets.

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

A reconciliation of the changes in our allowance for doubtful accounts balances for the years ended December 28, 2019 and December 29, 2018 are as follows (in thousands):

	Balance at			Balance
	Beginning of			at End of
Description	The period	Additions	(Deductions)	The period
Allowance for doubtful accounts Years ended
December 28, 2019	213	25	(51)	187
December 29, 2018	226	31	(44)	213

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

As part of our normal business, we generally utilize various finished goods inventory as either sales demos to facilitate the sale of our products to prospective customers, or as loaners that we allow our existing customers to use while we repair their products. We are amortizing these demos and loaners over an estimated useful life of four years. The amortization of the demos is charged to sales and marketing expense while the amortization on the loaners is charged to cost of revenues. The gross value of demos and loaners was $2.8 million and $3.1 million, respectively and the accumulated amortization was $1.4 million as of December 28, 2019 and December 29, 2018. The net book value of demos and loaners is charged to cost of revenues when such demos or loaners are sold.

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

Leases.

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use (“ROU”) assets, net and Operating lease liabilities in our consolidated balance sheets. As of December 28, 2019, the Company was not a party to finance lease arrangements.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Under the available practical expedient, we account for the lease and non-lease components as a single lease component.

Valuation of Goodwill and Intangible Assets.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an annual impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test during the second quarter of fiscal 2019 and determined that its goodwill was not impaired. As of December 28, 2019, we had not identified any factors that indicated there was an impairment of our goodwill and determined that no additional impairment analysis was then required.

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

The Company has the following revenue transaction types: (1) Product Sale Only, (2) Laser Advantage Program (LAP), (3) Extended Warranty, (4) System Repairs (outside of warranty) and (5) Royalty Revenue.

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

(2)

LAP Program: The Company sometimes enters into LAP contracts with customers. Under the LAP program, the system is given away free of charge and title is transferred after the customer purchases the minimum required number of boxes of probes (classified as disposables). Customers with older machines have the ability to trade in their old machines for the most current laser equipment offered in the program (G6 Laser) and receive a discount on the program’s minimum purchase requirements. Under ASC 606, this non-cash consideration must be included in the transaction price. However, the Company has determined that there is no value associated with the old machine and the trade in is essentially offered to encourage customers to purchase more consumables under the program.

The Company recognizes revenue from product sales under the LAP program at a point in time. The Company allocates the transaction price of the distinct performance obligations in the contract by determining stand-alone selling price using historical pricing net of any variable consideration or discounts to specifically allocate to a particular performance obligation.

(3)

Extended Warranty: The Company offers a standard 2-year warranty on all system sales. The Company also offers an extended warranty which is sold to customers in incremental, one-year warranty periods which begin subsequent to the expiration of the standard 2-year warranty. The customer can opt to purchase the extended warranty at the time of the system sale or after the initial system sale.

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

A reconciliation of the changes in our deferred revenue balances for the years ended December 28, 2019 and December 29, 2018 are as follows (in thousands):

FY 2017: Balance as of December 30, 2017	$2,520
Additions to deferral	1,984
Revenue recognized	(2,279)
FY 2018: Balance as of December 29, 2018	2,225
Additions to deferral	2,164
Revenue recognized	(2,579)
FY 2019: Balance as of December 28, 2019	$1,810

During the twelve months ended December 28, 2019 and December 29, 2018, approximately $1.3 million and $1.4 million were recognized pertaining to amounts deferred as of December 29, 2018 and December 30, 2017, respectively.

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

A reconciliation of the changes in our warranty liability for the years ended December 28, 2019 and December 29, 2018 are as follows (in thousands):

FY 2017: Balance as of December 30, 2017	$1,735
Accruals for product warranties	454
Cost of warranty claims	(884)
Adjustment to pre-existing warranties	(445)
FY 2018: Balance as of December 29, 2018	860
Accruals for product warranties	283
Cost of warranty claims	(296)
Adjustment to pre-existing warranties	(311)
FY 2019: Balance as of December 28, 2019	$536

Shipping and Handling Costs.

Our shipping and handling costs billed to customers are included in revenues and the associated expense is recorded in cost of revenues for all periods presented. Shipping and handling costs billed to customers amounted to $0.2 million and $0.3 million for fiscal years 2019 and 2018, respectively.

Research and Development.

Research and development expenditures are charged to operations as incurred.

Advertising.

Advertising and promotion costs are expensed as they are incurred; such costs were approximately $0.3 million in 2019 and $0.5 million in 2018 and are included in sales and marketing expenses in the accompanying consolidated statements of operations.

Income Taxes.

We account for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We annually evaluate the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. As of December 28, 2019, based on the Company's recent history of losses and its forecasted losses, management believes on the more likely than not basis that a full valuation allowance is required. Accordingly, as of December 28, 2019, the Company provided a full valuation allowance on its federal and states deferred tax assets.

Accounting for Uncertainty in Income Taxes.

We account for uncertain tax positions in accordance with ASC 740. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a "more-likely-than-not" threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accrued interest and penalties during the years ended December 28, 2019 and December 29, 2018.

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

The Company values options using the Black-Scholes option pricing model. Restricted stock, time-based restricted stock units and performance-based restricted stock units without market conditions are valued at the grant date fair value of the underlying common shares. Performance-based restricted stock units and performance-based stock options with market conditions are valued using the Monte Carlo simulation model. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. The Monte Carlo simulation model incorporates assumptions for the holding period, risk-free interest rate, stock price volatility and dividend yield.

Concentration of Credit Risk and Other Risks and Uncertainties.

Our cash and cash equivalents are deposited in demand and money market accounts. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and therefore, bear minimal risk.

We market our products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of our customers and maintains an allowance for potential credit losses. Historically, we have not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the years ended December 28, 2019 and December 29, 2018, no single customer accounted for greater than 10% of total revenues. As of December 28, 2019, one customer accounted for over 10% of our accounts receivable, representing 11%. As of December 29, 2018, no customer accounted for more than 10% of accounts receivable balance.

Our products require approvals from the Food and Drug Administration and international regulatory agencies prior to commercialized sales. Our future products may not receive required approvals. If we were denied such approvals, or if such approvals were delayed, it would have a material adverse impact on our business, results of operations and financial condition.

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

Recently Adopted Accounting Standards.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases,” which, along with amendments issued in 2018, modified lessee accounting guidance under Topic 840. This new standard establishes a ROU model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued ASU 2018-11 which provides an alternative transition method that allows entities to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the requirements of ASU 2016-02 on December 30, 2018, the first day of its fiscal year 2019, using the optional transition method. The Company elected not to reassess whether any expired or existing contracts are or contain leases, not to reassess the lease classification for any expired or existing leases, not to reassess initial direct costs for any existing leases and not to separate non-lease components from lease components and instead account for each separate lease component and the non-lease components associated with that lease component as a single lease component for new or modified leases. At adoption date, there was an increase in assets of $4.0 million and liabilities of $4.5 million due to the recognition of the required ROU asset and corresponding liability for all lease obligations that are currently classified as operating leases with the difference of $0.5 million related to existing deferred rent that reduced the ROU asset recorded. The standard did not have an impact in our consolidated statements of operations.

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

Recent Accounting Standards Not Yet Adopted.

In December 2019, the FAB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” as part of its initiative to reduce complexity in the accounting standards. The standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its financial position and results of operations, if any.

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

The carrying amounts of our financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of December 28, 2019 and December 29, 2018, approximate fair value because of the short maturity of these instruments.

As of December 28, 2019 and December 29, 2018, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

	As of December 28, 2019				As of December 29, 2018
	Fair Value Measurements				Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$10,711	$—	$—	$10,711	$20,708	$—	$—	$20,708
Liabilities:
Earn-out liability	$—	$—	$—	$—	$—	$—	$334	$334

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

Charges related to fair value adjustments for the earn-out liability were $47 thousand and $149 thousand for the fiscal years 2019 and 2018, respectively.

The earn-out liability was fully settled as of December 28, 2019. The following table presents quantitative information about the inputs and valuation methodologies used for our fair value measurements classified in Level 3 of the fair value hierarchy as of December 29, 2018.

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

The following table provides a reconciliation of the beginning and ending balances of the contingent consideration – cash (Level 3 liabilities) (in thousands):

Balance as of December 30, 2017	$572
Payments against earn-out	(387)
Change in fair value of earn-out liability	149
Balance as of December 29, 2018	334
Payments against earn-out	(381)
Change in fair value of earn-out liability	47
Balance as of December 28, 2019	$—

4. Inventories

The components of our inventories are as follows (in thousands):

	FY 2019	FY 2018
	December 28, 2019	December 29, 2018
Raw materials	$2,043	$2,675
Work in process	1,111	1,075
Finished goods	5,020	5,044
Total inventories	$8,174	$8,794

5. Property and Equipment

The components of our property and equipment are as follows (in thousands):

	FY 2019	FY 2018
	December 28, 2019	December 29, 2018
Equipment	$10,594	$10,502
Leasehold improvements	2,490	2,516
Less: accumulated depreciation and amortization	(12,354)	(11,798)
Property and equipment, net	$730	$1,220

Depreciation expense related to property and equipment was $672 thousand and $793 thousand for the fiscal years 2019 and 2018, respectively.

6. Goodwill

The carrying value of goodwill was $533 thousand as of December 28, 2019 and December 29, 2018, respectively.

Goodwill is tested for impairment at least annually or whenever there is a change in circumstances that indicates the carrying value of these assets may be impaired. The determination of whether any potential impairment of goodwill exists is based upon an impairment test performed in accordance with ASC 350. There was no impairment of goodwill recognized during fiscal years 2019 and 2018.

7. Intangible Assets

The components of our purchased intangible assets as of December 28, 2019 are as follows (in thousands):

	Useful Lives	FY 2019 Annual Amortization	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Lives Remaining
Customer relations	15 Years	$16	$240	$156	$84	5.25 Years
Patents	Varies	—	600	600	—	Varies
		$16	$840	$756	$84

The components of our purchased intangible assets as of December 29, 2018 are as follows (in thousands):

	Useful Lives	FY 2018 Annual Amortization	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Lives Remaining
Customer relations	15 Years	$16	$240	$140	$100	6.25 Years
Patents	Varies	—	600	600	—	Varies
		$16	$840	$740	$100

Aggregate amortization expense for each of the fiscal years 2019 and 2018 was $16 thousand. The amortization of customer relations was charged to sales and marketing expense.

Estimated future amortization expense for purchased intangible assets is as follows (in thousands):

Fiscal Year:
2020	$16
2021	16
2022	16
2023	16
2024	16
Thereafter	4
Total	$84

8. Accrued Expenses

The components of our accrued expenses are as follows (in thousands):

	FY 2019	FY 2018
	December 28, 2019	December 29, 2018
Customer deposits	$775	$671
Earn-out – short term	—	334
Distributor commission	—	291
Sales and use tax payable	24	26
Royalties payable	89	84
Deferred rent	—	131
Other accrued expenses	656	1,226
Total accrued expenses	$1,544	$2,763

9. Commitments and Contingencies

Operating Lease Commitments.

We lease our operating facilities in Mountain View, California, under a non-cancelable operating lease through February 28, 2022.  There are no remaining options to extend or renew the terms of this lease.

Our operating lease commitments consist of facility and office equipment leases. Operating lease expense for fiscal years 2019 and 2018 was approximately $1.4 million and $1.3 million, respectively. The weighted average discount rate used in calculating the present value of lease payments was 5.4%. As of December 28, 2019, the weighted average remaining lease term for our operating leases was 2.2 years.

The following represents maturities of operating lease liabilities as of December 28, 2019 (in thousands):

Fiscal Year	Operating Lease Payments
2020	$1,553
2021	1,541
2022	318
2023	—
2024	—
Total lease payments	3,412
Less: Imputed interest	(203)
Total future minimum lease payments	$3,209

Purchase Commitments.

Our purchase commitments consist primarily of non-cancellable purchase orders with vendors to manufacture certain components and ophthalmic instruments. Future minimum payments for our purchase commitments as of December 28, 2019 are summarized as follows (in thousands):

Fiscal Year	Purchase Commitments
2020	$7,518

License Agreements.

We are obligated to pay royalties equivalent to 5% of sales on certain products under certain license agreements with termination dates through the end of 2021. Royalty expense, charged to cost of revenues, was approximately $0.4 million and $0.3 million for fiscal years 2019 and 2018, respectively.

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

Legal Proceedings.

From time to time, we may be involved in legal proceedings arising in the ordinary course of business. In general, management believes that ordinary course of business matters will not have a material adverse effect on our financial position or results of operations and are adequately covered by our liability insurance. However, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one of more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

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

2008 Equity Incentive Plan.

On June 11, 2008, the shareholders approved the adoption of the 2008 Equity Incentive Plan, (the “Incentive Plan”). There are no material changes in the Incentive Plan from the 1998 Plan. In 2014, 2017, 2018 and 2019, the stockholders approved an amendment to the Incentive Plan for purposes of complying with Section 162(m) of the Internal Revenue Code of 1986, as amended, to increase the share reserve under the Incentive Plan, and to make certain other amendments to the terms of the Incentive Plan. The maximum aggregate number of shares that may be awarded and sold under the Incentive Plan is 3,850,000 shares plus any shares subject to stock options or similar awards granted under the 1998 Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 1998 Plan that are forfeited to us on or after February 23, 2008, which was the date the 1998 Plan expired.

The following table represents the shares activity and the total number of shares available for grant under the Incentive Plan:

Shares Available for Grant
Balances as of December 30, 2017	196,970
Additional shares reserved	1,000,000
Options granted	(178,435)
Restricted stock granted	(628,125)
Options cancelled	166,798
Awards cancelled	143,754
Balances as of December 29, 2018	700,962
Additional shares reserved	1,000,000
Options granted	(853,650)
Restricted stock granted	(443,036)
Options cancelled	314,786
Awards cancelled	388,461
Balances as of December 28, 2019	1,107,523

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

The following table shows stock-based compensation expenses by functional area in the consolidated statements of operations for 2019 and 2018 (in thousands):

	FY 2019	FY 2018
	Year Ended	Year Ended
	December 28, 2019	December 29, 2018
Cost of revenues	$75	$47
Research and development	174	129
Sales and marketing	409	448
General and administrative	1,045	1,179
Total stock-based compensation expense	$1,703	$1,803

Stock-based compensation expense capitalized to inventory was immaterial for 2019 and 2018.

As of December 28, 2019, there was $3.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the Incentive Plan. The cost is expected to be recognized over a weighted average period of 2.78 years.

Summary of Stock Options

The following table summarizes information regarding activity in our stock option plans during the fiscal years ended 2019 and 2018 (in thousands except share and per share data):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances as of December 30, 2017	857,311	$9.49
Options granted	178,435	6.00
Options exercised	(24,050)	4.09
Options cancelled or forfeited	(166,798)	9.85
Balances as of December 29, 2018	844,898	$8.84
Options granted	853,650	4.55
Options exercised	(210)	3.49
Options cancelled or forfeited	(314,786)	9.20
Balances as of December 28, 2019	1,383,552	$6.11

The following table summarizes information with respect to stock options outstanding and exercisable as of December 28, 2019:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$1.82 - $4.33	152,950	5.96	$2.85	6,626	$4.11
$4.60 - $4.85	40,062	4.78	$4.73	15,062	$4.74
$4.92 - $4.92	600,000	6.39	$4.92	—	$—
$4.98 - $5.88	171,788	5.80	$5.38	49,521	$5.55
$5.92 - $8.58	141,004	2.43	$6.97	109,348	$7.14
$8.60 - $9.54	144,750	2.47	$9.28	104,940	$9.27
$10.14 - $11.16	81,440	2.55	$10.79	74,369	$10.76
$12.85 - $12.85	15,000	3.83	$12.85	11,875	$12.85
$14.61 - $14.61	23,438	3.61	$14.61	17,189	$14.61
$16.29 - $16.29	13,120	2.48	$16.29	12,132	$16.29
$1.82 - $16.29	1,383,552	5.07	$6.11	401,062	$8.80

The determination of the fair value of options granted is computed using the Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Option Plan
	FY 2019	FY 2018
Average risk free interest rate	1.75%	2.69%
Expected life (in years)	4.55 years	4.55 years
Dividend yield	—	—
Average volatility	45.6%	40.9%

The weighted average grant date fair value of options granted as calculated using the Black-Scholes option pricing was $1.65 and $2.27 per share for the fiscal years 2019 and 2018, respectively.

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

Information regarding stock options outstanding, exercisable and expected to vest as of December 28, 2019 is summarized below:

	Number of	Weighted Average	Weighted Average Remaining Contractual	Aggregate Intrinsic Value
	Shares	Exercise Price	Life (years)	(thousands)
Options outstanding	1,383,552	$6.11	5.07	$12
Options vested and expected to vest	1,233,254	$6.27	4.94	$10
Options exercisable	401,062	$8.80	2.62	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 28, 2019. This amount is subject to change due to changes to the fair market value of our common stock. The total intrinsic value of options exercised for fiscal years 2019 and 2018 was approximately $0 thousand and $72 thousand, respectively.

Restricted Stock Units

Effective for the 2018 fiscal year and thereafter, each non-employee member of the Board of Directors receives an annual equity award of either restricted stock or RSU, at the election of such Board member, in each case equal to $40 thousand worth of our common stock (determined at the fair market value of the shares at the time such award is granted) under our Incentive Plan. Each equity award or RSU vests in full on the one-year anniversary of the date of grant provided that the non-employee member continues to serve on the Board through such date.

Summary of Restricted Stock Units

We recognize the estimated compensation expense of restricted stock units, net of estimated forfeitures, over the vesting term. The estimated compensation expense is based on the fair value of our common stock on the date of grant.

Information regarding the restricted stock units outstanding, vested and expected to vest as of December 28, 2019 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Restricted stock units outstanding	411,133	1.27	$966
Restricted stock units vested and expected to vest	350,639	1.21	$824

The intrinsic value of the restricted stock units is calculated based on the closing price of our shares as quoted on the Nasdaq Global Market on the last trading day of the fiscal year, December 27, 2019, of $2.35.

The majority of the restricted stock units that were released in fiscal year 2019 were net-share settled such that we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the restricted stock units on their release date as determined by our closing stock price. These net-share settlements had the effect of share repurchases as they reduced and retired the number of shares that would have otherwise been issued as a result of the release and did not represent an expense to us. For the fiscal year ended December 28, 2019, 222,371 shares of restricted stock units were released with an intrinsic value of approximately $1.0 million. We withheld 39,400 shares to satisfy approximately $156 thousand of employees’ minimum tax obligation on the released restricted stock units.

Information regarding the RSU activity during the years ended December 28, 2019 and December 29, 2018 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 30, 2017	361,148	$10.42
Restricted stock units granted	418,750	$7.79
Restricted stock units released	(86,941)	$7.38
Restricted stock units forfeited	(95,836)	$10.01
Outstanding as of December 29, 2018	597,121	$9.08
Restricted stock units granted	295,357	$2.28
Restricted stock units released	(222,371)	$4.32
Restricted stock units forfeited	(258,974)	$8.41
Outstanding as of December 28, 2019	411,133	$7.19

During the year ended December 28, 2019, the Company awarded 295,357 restricted stock units at a weighted average grant date fair value of $2.28 per share. Of this amount, 92,417 stock units represent performance-based shares that are subject to service and performance vesting conditions with a weighted average grant date fair value of $1.90 per share.

Performance-based RSUs without market conditions are valued at the grant date fair value of the underlying common shares. The Company makes a determination regarding the probability of the performance criteria being achieved and compensation expense is recognized ratably over the requisite service period, if it is expected that the performance criteria will be met.

RSUs granted with market conditions are valued using a Monte Carlo simulation model and compensation expense is recognized ratably during the service period even if the market condition is not satisfied. To the extent that the market condition is not met, the RSUs will not vest and will be cancelled.

11. Employee Benefit Plan

We have a plan known as the Iridex Corporation Profit Sharing/401(k) Plan to provide retirement benefits through the deferred salary deductions for substantially all U.S. employees. Employees may contribute up to 15% of their annual compensation to the plan, limited to a maximum amount set by the Internal Revenue Service. The plan also provides for Company contributions at the discretion of the Board of Directors. In 2019 and 2018, total matching contributions made by the Company were $219 thousand and $233 thousand, respectively.

12. Income Taxes

Loss from operations before provision for income taxes was comprised of the following:

	FY 2019	FY 2018
	Year Ended	Year Ended
	December 28, 2019	December 29, 2018
United States	$(8,711)	$(12,671)
Foreign	(54)	(105)
Total	$(8,765)	$(12,776)

The provision for income taxes includes:

	FY 2019	FY 2018
	Year Ended	Year Ended
	December 28, 2019	December 29, 2018
Current:
Federal	$—	$—
State	19	26
Foreign	27	9
	46	35
Deferred:
Federal	1	1
State	1	1
	2	2
Provision for income taxes	$48	$37

Our effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

	FY 2019	FY 2018
	Year Ended	Year Ended
	December 28, 2019	December 29, 2018
Income tax provision at statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	2.8%	2.7%
Permanent differences	(3.4)%	(0.4)%
Research and development credits	0.4%	0.1%
Change in valuation allowance	(21.3)%	(24.8)%
Foreign rate differential	(0.3)%	(0.2)%
Other	0.3%	1.3%
Effective tax rate	(0.5)%	(0.3)%

The tax effect of temporary differences and carryforwards that give rise to significant portions of the net deferred tax assets are presented below (in thousands):

	FY 2019	FY 2018
	Year Ended	Year Ended
	December 28, 2019	December 29, 2018
Net operating losses	$10,426	$8,195
Research and development credits	3,175	3,048
Accruals and reserves	2,334	2,357
Deferred revenue	54	304
Property and equipment	316	314
Intangible assets	370	452
Stock compensation	657	797
Other tax credits	-	1
Net deferred tax asset	17,332	15,468
Valuation allowance	(17,351)	(15,485)
Net deferred tax liabilities	$(19)	$(17)

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

As of December 28, 2019, based on the Company's recent history of losses and its forecasted losses, management believes on the more likely than not basis that a full valuation allowance is required. Accordingly, in the fourth quarter of fiscal year 2019, the Company provided a full valuation allowance on its federal and state deferred tax assets. As of December 28, 2019, the Company had federal and state net operating loss (“NOL”) carry forwards of $41.9 million and $24.2 million respectively. The federal NOL will begin to expire in 2033 and the state NOL will begin to expire in 2021.

The Company has federal and state research credit carry forwards of approximately $2.0 million and $2.8 million, respectively. The federal research credit will begin to expire in 2027 and the state research credit can be carried forward indefinitely. In the event of a change in ownership as defined by IRC sections 382 and 383, the usage of the above mentioned NOLs and credits may be limited.

The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. In accordance with our accounting policy, we recognize accrued interests and penalties related to unrecognized tax benefits as a component of income tax expense. There is no accrued interest and penalty during the year ended December 28, 2019.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	FY 2019	FY 2018
	Year Ended	Year Ended
	December 28, 2019	December 29, 2018
Balance at the beginning of the year	$1,155	$1,105
Additions based upon tax positions related to the current year	37	35
Additions based upon tax positions related to the prior year	—	15
Balance at the end of the year	$1,192	$1,155

If the ending balance of $1.2 million of unrecognized tax benefits at December 28, 2019 were recognized, $0 of the recognition would affect the income tax rate. The Company does not anticipate any material change in our unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business.

The Company files U.S. federal and state returns. The tax years 2010 to 2019 remain open in several jurisdictions, none of which have individual significance.

13. Loan and Security Agreement

In November 2016, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank providing for up to $15.0 million secured revolving loan facility (“Revolving Loan Facility”), with availability subject to an accounts receivable borrowing base formula. Borrowings under the Revolving Loan Facility accrue interest at a per annum rate equal to the Wall Street Journal Prime Rate as in effect from time to time, plus 1.5%.  The Loan Agreement does not include any financial covenants. The Loan Agreement expired in November 2, 2019 and was amended (First Amendment to the Loan Agreement) to extend through January 1, 2020.

In January 2020, the Company reduced the credit line to match its expected borrowing base, which is reflected in Second Amendment to The Loan Agreement providing for up to $8.0 million Revolving Loan Facility through January 1, 2021.

As of December 28, 2019 and December 29, 2018, there were no amounts outstanding.

14. Business Segments and Geographical Information

We operate in one segment, ophthalmology. We develop, manufacture and market medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service and support activities.

Revenue information shown by product is as follows (in thousands):

	FY 2019	FY 2018
	Year Ended	Year Ended
	December 28, 2019	December 29, 2018
G6	$13,070	$11,814
Retina	$22,879	$23,711
Other(1)	7,498	7,075
Total revenues	$43,447	$42,600

(1) Other includes service contract revenues of $1,363 and $1,318 recognized during fiscal years 2019 and 2018, respectively. Other also includes revenues from paid service, royalty, freight and legacy G probes.

Revenue information shown by geographic region is as follows (in thousands):

	FY 2019	FY 2018
	Year Ended	Year Ended
	December 28, 2019	December 29, 2018
United States	$22,270	$22,097
Europe	9,894	9,742
Americas, excluding the U.S.	2,857	2,590
Asia/Pacific Rim	8,426	8,171
	$43,447	$42,600

Revenues are attributed to countries based on location of end customers. For fiscal years 2019 and 2018 no individual country accounted for more than 10% of our sales, except for the United States, which accounted for 51.3% and 51.9% of revenues in 2019 and 2018, respectively.

15. Computation of Basic and Diluted Net Loss Per Common Share

A reconciliation of the numerator and denominator of basic and diluted net income per common share is provided as follows (in thousands, except per share amounts):

	FY 2019	FY 2018
	Year Ended	Year Ended
	December 28, 2019	December 29, 2018
Numerator:
Net loss	$(8,813)	$(12,813)
Denominator:
Weighted average shares of common stock (basic)	13,707	12,199

Weighted average shares of common stock (diluted)	13,707	12,199
Per share data:
Basic net (loss) income per share	$(0.64)	$(1.05)
Diluted net (loss) income per share	$(0.64)	$(1.05)

As of December 28, 2019 and December 29, 2018, stock options, restricted stock units and restricted stock awards of 1,162,049 and 1,196,352 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding because to do so would have been anti-dilutive.

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

Based on management’s evaluation, our Principal Executive and Financial Officer and Principal Accounting Officer concluded that, as of December 28, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive and Financial Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over the company’s financial reporting. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even any effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of any internal control may vary over time. Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 28, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment using those criteria, our management concluded that, as of December 28, 2019, our internal control over financial reporting is effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act.

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

Item 9B. Other Information

The Company currently intends to accelerate the date of its 2020 Annual Meeting of Stockholders (the “2020 Annual Meeting”). In accordance with Rule 14a-5(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has determined that proposals to be considered for inclusion in the Company’s proxy statement for the 2020 Annual Meeting pursuant to Rule 14a-8 of the Exchange Act must be received by the Company at its principal executive offices before the close of business on March 23, 2020. In order for a stockholder proposal made outside of Rule 14a-8 of the Exchange Act or the nomination of a director candidate to be considered “timely” within the meaning of Rule 14a-4(c) of the Exchange Act in respect of the 2020 Annual Meeting, such proposal or nomination must be received by the Company at its principal executive offices before the close of business on March 23, 2020, and be in compliance with the Bylaws of the Company. All proposals and nominations should be directed to the attention of the Corporate Secretary, Iridex Corporation, 1212 Terra Bella Avenue, Mountain View, California 94043.

PART III

Certain information required by Part III has been omitted from this Form 10-K. This information is instead incorporated herein by reference to our definitive Proxy Statement, which we will file within 120 days after the end of our fiscal year pursuant to Regulation 14A in time for our Annual Meeting of Stockholders to be held in 2020.

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

3. Exhibits

Exhibit Index

Exhibits	Exhibit Title

3.1(1) (P)	Amended and Restated Certificate of Incorporation of Registrant.

3.2(2)	Amended and Restated Bylaws of Registrant.

4.1(3)	Investor Rights Agreement, dated as of August 31, 2007, by and among the Registrant, BlueLine Capital Partners, LP; BlueLine Capital Partners III, LP and BlueLine Capital Partners II, LP.

4.2(4)	Amendment No. 1 to Investor Rights Agreement, dated as of March 31, 2009.

4.3	Description of Capital Stock.

10.1(17)	Fourth Amendment to Lease Agreement dated February 9, 2016 by and between Zappettini Investment Co. and the Registrant.

10.2(19)	Form of Indemnification Agreement with directors and officers.

10.3(5)

Lease Agreement dated December 6, 1996 by and between Zappettini Investment Co. and the Registrant, as amended pursuant to Amendment No. 1 dated September 15, 2003 and Amendment No. 2 dated December 22, 2008.

10.3.1(13)	Third Amendment to Lease Agreement dated August 4, 2014 by and between Zappettini Investment Co. and the Registrant.

10.3.2(21)	Fourth Amendment to Lease Agreement dated January 31, 2016 by and between ZIC 12112 Terra Bella LLC and the Registrant.

10.3.3(22)	Triple Net Lease dated April 26, 2017 by and between ZIC 12112 Terra Bella LLC and the Registrant.

10.6(8)*	2005 Employee Stock Purchase Plan.

10.7(9)*	2008 Equity Incentive Plan, as amended.

10.8(10)*	Form of 2008 Equity Incentive Plan Option Agreement.

10.9(11)*	Form of Stand-alone stock option agreement.

10.10(3)	Securities Purchase Agreement, dated August 31, 2007, by and among BlueLine Capital Partners, LP, BlueLine Capital Partners III, LP, BlueLine Capital Partners II, LP and the Registrant.

10.11(12)*	Form of 2008 Equity Incentive Plan Restricted Stock Award Agreement.

Exhibits	Exhibit Title
10.12(12)*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Agreement.

10.13(14)*	Restricted Stock Unit Award Agreement granted to William M. Moore under the Company’s 2008 Equity Incentive Plan, as amended.

10.14(15)*	Restricted Stock Unit Award Agreement granted to William M. Moore under the Company’s 2008 Equity Incentive Plan, as amended.

10.15(16)*	Change in Control Severance Agreement dated March 30, 2015, between the Registrant and William M. Moore.

10.16(18)*	Change in Control Severance Agreement dated as of December 6, 2017 by and between the Company and George Marcellino

10.17(19)*	Offer Letter between the Company and Mr. Mokari effective as of May 13, 2016.

10.18(19)*	Change in Control Severance Agreement, between the Company and Mr. Mokari.

10.19(20)	Loan and Security Agreement, dated as of November 2, 2016, between IRIDEX Corporation and Silicon Valley Bank.

10.19.1	First Amendment to Loan and Security Agreement between IRIDEX Corporation and Silicon Valley Bank, executed on December 3, 2019.

10.19.2	Second Amendment to Loan and Security Agreement between IRIDEX Corporation and Silicon Valley Bank, executed on January 8, 2020.

10.20(23)*	Offer Letter between the Company and Mr. Bruce effective as of May 20, 2019.

10.21(24)*	Change in Control Severance Agreement dated as of October 25, 2019, between the Company and Mr. Bruce.

10.22(24)*	Change in Control Severance Agreement dated as of October 25, 2019, between the Company and Mr. Mercer.

21.1 (1) (P)	Subsidiaries of Registrant

23.1	Consent of BPM LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page).

31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Exhibits filed with the Registration Statement on Form SB-2 (No. 333-00320-LA) which was declared effective on February 15, 1996.
(2)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on April 1, 2019.

(3)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on September 7, 2007.
(4)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on April 6, 2009.
(5)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-K for the year ended January 3, 2009.
(8)	Incorporated by reference to the appendix filed with the Registrant’s Proxy Statement for the Registrant’s 2004 Annual Meeting of Stockholders which was filed on April 30, 2004.
(9)	Incorporated by reference to the appendix filed with the Registrant’s Proxy Statement for the Registrant’s 2019 Annual Meeting of Stockholders which was filed on June 12, 2019.
(10)	Incorporated by reference to Exhibit 99.1 filed with Registrant’s Registration Statement on Form S-8 on November 21, 2008.
(11)	Incorporated by reference to Exhibit 99.(d)(5) filed with the Registration Statement on Form SC TO-I July 30, 2009.
(12)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-Q for the quarter ended July 2, 2011.
(13)	Incorporated by reference to the Exhibit 10.1 filed with the Registrant’s Report on Form 10-Q filed on November 3, 2014.
(14)	Incorporated by reference to the Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on March 27, 2013.
(15)	Incorporated by reference to the Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on January 9, 2014.
(16)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-Q on May 12, 2015.
(17)	Incorporated by reference to the Exhibit 10.1 filed with the Registrant’s Report on Form 10-K on March 31, 2016.
(18)	Incorporated by reference to the Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on December 6, 2017.
(19)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on July 11, 2016,
(20)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on November 3, 2016.
(21)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Report on Form 10-K on March 31, 2016.
(22)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on May 1, 2017.
(23)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Report on Form 8-K/A on June 14, 2019.
(24)	Incorporated by reference to Exhibits filed with the Registrant’s Report on Form 8-K on October 28, 2019.
(P)	Print filing.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 13th day of March 2020.

IRIDEX CORPORATION

By:	/s/ David I. Bruce
David I. Bruce
President and Chief Executive Officer

/s/ Romeo R. Dizon
Romeo R. Dizon
Vice President of Finance

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David I. Bruce and Romeo Dizon, jointly and severally, their attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign on behalf of the undersigned any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and each of the undersigned does hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David I. Bruce	President and Chief Executive Officer	March 13, 2020
(David I. Bruce)	(Principal Executive and Financial Officer)

/s/ Romeo R. Dizon	Vice President of Finance	March 13, 2020
(Romeo R. Dizon)	(Principal Accounting Officer)

/s/ Robert Gunst	Chairman of the Board	March 13, 2020
(Robert Gunst)

/s/ Robert Grove	Director	March 13, 2020
(Robert Grove)

/s/ Kenneth E. Ludlum	Director	March 13, 2020
(Kenneth E. Ludlum)

/s/ Maria Sainz	Director	March 13, 2020
(Maria Sainz)

/s/ (Scott Shuda)	Director	March 13, 2020
(Scott Shuda)