Form 10-Q
period 2020-03-28
IRIDEX CORP
filed 2020-05-12
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2020

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

The number of shares of common stock, $0.01 par value, issued and outstanding as of April 23, 2020 was 13,788,160.

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

•

the impact of the COVID-19 pandemic and related responses of business and governments to the pandemic on our operations and personnel, and on commercial activity and demand of our products, business operations and results of operations;

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

IRIDEX Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share and per share data)

	March 28, 2020	December 28, 2019 (1)
ASSETS
Current assets:
Cash and cash equivalents	$11,139	$12,653
Accounts receivable, net of allowance for doubtful accounts of $229 as of March 28, 2020 and $187 as of December 28, 2019	6,987	9,323
Inventories	8,158	8,174
Prepaid expenses and other current assets	691	401
Total current assets	26,975	30,551
Property and equipment, net	707	730
Intangible assets, net	80	84
Goodwill	533	533
Operating lease right-of-use assets, net	2,461	2,764
Other long-term assets	140	151
Total assets	$30,896	$34,813
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,501	$2,592
Accrued compensation	1,716	2,398
Accrued expenses	1,547	1,544
Accrued warranty	259	380
Deferred revenue	1,382	1,450
Operating lease liabilities	1,430	1,414
Total current liabilities	7,835	9,778
Long-term liabilities:
Accrued warranty	137	156
Deferred revenue	320	360
Operating lease liabilities	1,436	1,795
Other long-term liabilities	19	19
Total liabilities	9,747	12,108
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding 13,787,969 and 13,785,233 shares as of March 28, 2020 and December 28, 2019, respectively	147	147
Additional paid-in capital	73,186	73,093
Accumulated other comprehensive income	82	80
Accumulated deficit	(52,266)	(50,615)
Total stockholders’ equity	21,149	22,705
Total liabilities and stockholders’ equity	$30,896	$34,813

(1)	Derived from the audited consolidated financial statements included in the Annual Report on Form 10-K filed with the SEC for the year ended December 28, 2019.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended
	March 28, 2020	March 30, 2019
Total revenues	$9,021	$10,595
Cost of revenues	5,105	6,338
Gross profit	3,916	4,257
Operating expenses:
Research and development	719	958
Sales and marketing	3,152	4,091
General and administrative	1,698	2,244
Total operating expenses	5,569	7,293
Loss from operations	(1,653)	(3,036)
Other income (expense), net	9	(6)
Loss from operations before provision for income taxes	(1,644)	(3,042)
Provision for income taxes	7	6
Net loss	$(1,651)	$(3,048)
Net loss per share:
Basic	$(0.12)	$(0.22)
Diluted	$(0.12)	$(0.22)
Weighted average shares used in computing net loss per common share:
Basic	13,786	13,630
Diluted	13,786	13,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended
	March 28, 2020	March 30, 2019
Net loss	$(1,651)	$(3,048)
Foreign currency translation adjustments	2	8
Comprehensive loss	$(1,649)	$(3,040)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited, in thousands, except share data)

For the three months ended March 28, 2020	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances, December 28, 2019	13,785,233	$147	$73,093	$80	$(50,615)	$22,705
Employee stock-based compensation expense			95			95
Release of restricted stock, net of taxes paid	2,736		(2)			(2)
Other comprehensive income				2		2
Net income					(1,651)	(1,651)
Balances, March 28, 2020	13,787,969	$147	$73,186	$82	$(52,266)	$21,149

For the three months ended March 30, 2019	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances, December 29, 2018	13,602,052	$145	$71,548	70	$(41,802)	$29,961
Issuance of common stock under stock option plan	208					—
Employee stock-based compensation expense			615			615
Release of restricted stock, net of taxes paid	31,379		(93)			(93)
Other comprehensive income				8		8
Net income					(3,048)	(3,048)
Balances, March 30, 2019	13,633,639	$145	$72,070	$78	$(44,850)	$27,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended
	March 28, 2020	March 30, 2019
Operating activities:
Net loss	$(1,651)	$(3,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	143	186
Change in fair value of earn-out liability	—	74
Stock-based compensation	95	615
Provision for doubtful accounts	42	25
Changes in operating assets and liabilities:
Accounts receivable	2,292	638
Inventories	(35)	66
Prepaid expenses and other current assets	(290)	(221)
Operating lease right-of-use assets	302	307
Other long-term assets	11	9
Accounts payable	(1,091)	(116)
Accrued compensation	(681)	(1,417)
Accrued expenses	1	(523)
Accrued warranty	(140)	(153)
Deferred revenue	(108)	43
Operating lease liabilities	(343)	(282)
Net cash used in operating activities	(1,453)	(3,797)
Investing activities:
Acquisition of property and equipment	(68)	(67)
Payment on earn-out liability	—	(96)
Net cash used in investing activities	(68)	(163)
Financing activities:
Taxes paid related to net share settlements of equity awards	(2)	(93)
Net cash (used in) provided by financing activities	(2)	(93)
Effect of foreign exchange rate changes	9	34
Net (decrease) increase in cash and cash equivalents	(1,514)	(4,019)
Cash and cash equivalents, beginning of period	12,653	21,194
Cash and cash equivalents, end of period	$11,139	$17,175
Supplemental disclosure of non-cash activities:
Transfer of inventory to property and equipment	$48	$17

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019, which was filed with the Securities and Exchange Commission (“SEC”) on March 13, 2020. The results of operations for the three months ended March 28, 2020 and March 30, 2019 are not necessarily indicative of the results for the fiscal year ending January 2, 2021 or any future interim period. The three months ended March 28, 2020 and March 30, 2019, each had 13 weeks. For purposes of reporting the financial results, the Company’s fiscal years end on the Saturday closest to the end of December. Periodically, the Company includes a 53rd week to a year in order to end that year on the Saturday closest to the end of December.

Liquidity.

We have historically funded our operations primarily through sales of our products to customers, and through common stock and borrowing arrangements. As of March 28, 2020, our principal sources of liquidity consisted of cash and cash equivalents of $11.1 million. We have incurred net losses over the last several years, and as of March 28, 2020 have an accumulated deficit of approximately $52.3 million. We expect to continue to incur operating losses and negative cash flows from operations through March 31, 2021.

We believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs over the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced products and our costs to implement new manufacturing technologies. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we raise additional funds through further issuances of equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 28, 2019, which was filed with the SEC on March 13, 2020.

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

Leases.

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use (“ROU”) assets, net and Operating lease liabilities in our condensed consolidated balance sheets. As of March 28, 2020 and as of December 28, 2019, the Company was not a party to finance lease arrangements.

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

We market our products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of our customers and maintains an allowance for potential credit losses. Historically, we have not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the three months ended March 28, 2020, one customer accounted for over 10% of total revenues, representing 13%. For the three months ended March 30, 2019, no single customer accounted for more than 10% of total revenues. As of March 28, 2020, one customer accounted for over 10% of our accounts receivable, representing 17%. As of December 28, 2019, one customer accounted for more than 10% of our accounts receivable, representing 11%.

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

A reconciliation of the changes in the Company’s deferred revenue balance for the three months ended March 28, 2020 and March 30, 2019 is as follows:

	Three Months Ended
	March 28, 2020	March 30, 2019
Balance, beginning of period	$1,810	$2,225
Additions to deferral	433	575
Revenue recognized	(535)	(532)
Deductions from reserves	(6)	-
Balance, end of period	1,702	2,268
Non-current portion of deferred revenue	320	526
Current portion of deferred revenue	$1,382	$1,742

During both the three months ended March 28, 2020 and March 30, 2019, approximately $0.4 million were recognized pertaining to amounts deferred as of December 28, 2019 and December 29, 2018.

Warranty.

The Company currently provides a two-year full warranty on its products. The associated costs of these warranties are accrued for upon shipment of the products. The Company’s warranty policy is applicable to products which are considered defective in their performance or fail to meet the product specifications. Warranty costs are reflected in the statement of operations as cost of revenues.

A reconciliation of the changes in the Company’s warranty liability for the three months ended March 28, 2020 and March 30, 2019 is as follows:

	Three Months Ended
	March 28, 2020	March 30, 2019
Balance, beginning of period	$536	$860
Accruals for product warranties	31	109
Cost of warranty claims	(78)	(111)
Adjustment to pre-existing warranties	(93)	(151)
Balance, end of period	$396	$707

Reclassifications.

Certain reclassifications have been made to the prior year financial statements included in these condensed consolidated financial statements to conform to the current year presentation. The reclassifications had no impact on previously reported net loss or accumulated deficit.

Recent Accounting Standards Not Yet Adopted.

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” as part of its initiative to reduce complexity in the accounting standards. The standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its financial position and results of operations, if any.

3. Inventories

The components of the Company’s inventories as of March 28, 2020 and December 29, 2018 are as follows:

	March 28, 2020	December 28, 2019
Raw materials	$2,600	$2,043
Work in process	747	1,111
Finished goods	4,811	5,020
Total inventories	$8,158	$8,174

4. Goodwill and Intangible Assets

Goodwill.

The carrying value of goodwill was $0.5 million as of March 28, 2020 and December 28, 2019.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an annual impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceed the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test during the second quarter of fiscal year 2019 and determined that its goodwill was not impaired. As of March 28, 2020, the Company had not identified any factors that indicated there was an impairment of its goodwill and determined that no additional impairment analysis was then required.

Intangible Assets.

The following table summarizes the components of gross and net intangible asset balances (in thousands):

	March 28, 2020				December 28, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	240	160	80	5.00 Years	240	156	84

For the three months ended March 28, 2020 and March 30, 2019, amortization expense totaled $4 thousand for each period.

The amortization of customer relationships was charged to sales and marketing expense. Future estimated amortization expense (in thousands):

Fiscal Year:
2020 (nine months)	$12
2021	16
2022	16
2023	16
2024	16
Thereafter	4
Total	$80

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of March 28, 2020 and December 29, 2018, approximate fair value because of the short maturity of these instruments.

As of March 28, 2020 and December 28, 2019, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows:

	As of March 28, 2020				As of December 28, 2019
	Fair Value Measurements				Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$9,743	$—	$—	$9,743	$10,711	$—	$—	$10,711

The Company’s Level 1 financial assets are money market funds whose fair values are based on quoted market prices. The Company does not have any Level 2 and Level 3 financial assets or liabilities.

6. Commitments and Contingencies

COVID-19.

The COVID-19 pandemic has created and may continue to create significant uncertainty in global markets, which has disrupted and harmed, and may continue to disrupt and harm, the Company's business, financial condition, and results of operations. The extent of the impact of COVID-19 on the Company's operational and financial performance will depend on certain developments, including but not limited to the duration and spread of the outbreak, duration of local, state and federal issued public health orders, impact on our customers and our sales cycles, impact on our employees and impact on regional and worldwide economies and markets in general, all of which are uncertain and cannot be predicted.

Operating Lease Commitments.

Our operating lease commitments consist of facility and office equipment leases. Operating lease expenses for the three months ended March 28, 2020 and March 30, 2019 were approximately $0.3 million. The weighted average discount rate used in calculating the present value of lease payments was 5.4%. As of March 28, 2020, the weighted average remaining lease term for our operating leases was 2.0 years.

The following represents maturities of operating lease liabilities as of March 28, 2020 (in thousands):

Fiscal Year	Operating Lease Payments
Remainder of 2020 (9 months)	$1,169
2021	1,540
2022	318
2023	—
2024	—
Total lease payments	3,027
Less: Imputed interest	(161)
Total lease liabilities	$2,866

Purchase Commitments.

Our purchase commitments consist primarily of non-cancellable purchase commitments with vendors to manufacture certain components and ophthalmic instrumentation. As of March 28, 2020, our future minimum payments through fiscal year 2021 for our purchase commitments was approximately $10.5 million.

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

The Company values options using the Black-Scholes option pricing model. Time-based restricted stock units (“RSUs”) are valued at the grant date fair value of the underlying common shares. Performance-based RSUs without market conditions are valued at grant date fair value of the underlying common shares. Performance-based RSUs granted with market conditions and performance-based stock options with market conditions are valued using the Monte Carlo simulation model. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. The Monte Carlo simulation model incorporates assumptions for the holding period, risk-free interest rate, stock price volatility and dividend yield.

2008 Equity Incentive Plan.

The terms of awards granted during the three months ended March 28, 2020 were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 28, 2019.

The following table shows stock-based compensation expenses included in the condensed consolidated statements of operations for the three months ended March 28, 2020 and March 30, 2019:

	Three Months Ended
(in thousands)	March 28, 2020	March 30, 2019
Cost of revenues	$24	$19
Research and development	(31)	103
Sales and marketing	39	163
General and administrative	63	330
	$95	$615

Stock-based compensation expense capitalized to inventory was immaterial for the three months ended March 28, 2020 and March 30, 2019.

Occasionally, the Company will grant stock-based instruments to non-employees. During the three months ended March 28, 2020 and March 30, 2019, the amount of stock-based compensation related to non-employee options and RSUs was not material.

As of March 28, 2020, there was $2.5 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements. The cost is expected to be recognized over a weighted average period of 2.7 years.

Summary of Stock Options.

The following table summarizes stock options information during the three months ended March 28, 2020:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding as of December 28, 2019	1,383,552	$6.11
Granted	51,000	$2.27
Exercised	—	$—
Canceled or forfeited	(132,102)	$6.76
Outstanding as of March 28, 2020	1,302,450	$5.89	$—

The weighted average grant date fair value of the options granted was $1.05 and $1.70 per share for the three months ended March 28, 2020 and March 30, 2019, respectively.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock-based awards (options) with the following weighted average assumptions:

	March 28, 2020	March 30, 2019
Average risk free interest rate	0.46%	2.15%
Expected life (in years)	4.55 years	4.55 years
Dividend yield	—%	—%
Average volatility	57%	44%

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

Information regarding stock options outstanding, vested, expected to vest, and exercisable as of March 28, 2020 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Options outstanding	1,302,450	$5.89	5.13	$—
Options vested and expected to vest	1,131,040	$6.09	4.98	$—
Options exercisable	373,116	$8.57	2.78	$—

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of March 28, 2020, that would have been received by option holders had all option holders exercised their stock options as of that date. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the three months ended March 28, 2020 and March 30, 2019 was approximately $0 thousand.

Summary of Restricted Stock Units and Awards

Information regarding the restricted stock units (“RSUs”) activity for the three months ended March 28, 2020 is summarized below:

Number of Shares
Outstanding as of December 28, 2019	411,133
Restricted stock units granted	—
Restricted stock units released	(3,499)
Restricted stock units forfeited	(95,785)
Outstanding as of March 28, 2020	311,849

8. Income Taxes

Provision for Income Tax.

The Company calculates its interim tax provision in accordance with the provisions of ASC 740-270, Income Taxes; Interim Reporting. For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur. The Company recorded a provision for income tax of $7 thousand and $6 thousand for the three months ended March 28, 2020 and March 30, 2019, respectively.

Deferred Income Taxes.

The Company accounts for income taxes in accordance with ASC topic 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. As of the fourth quarter of fiscal year 2019, based on the Company’s recent history of losses and its forecasted losses, management believes on the more likely than not basis that a full valuation allowance is required. Accordingly, the Company continues to provide a full valuation allowance on its federal and states deferred tax assets.

Uncertain Tax Positions.

The Company accounts for its uncertain tax positions in accordance with ASC 740. As of December 28, 2019, the Company had $1.2 million of unrecognized tax benefits, none of the unrecognized tax benefits would result in a change in the Company’s effective tax rate if recognized in future years.

The Company is not aware of any other uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate during the fiscal year.

CARES Act.

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” (the “CARES Act”) was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. These provisions are not expected to have a material effect on the Company’s consolidated financial statements.

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

For the three months ended March 28, 2020 and March 30, 2019, potential shares from stock options and RSUs totaling 1,215,607 and 1,111,010 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding.

A reconciliation of the numerator and denominator of basic and diluted net loss per common share is provided as follows:

	Three Months Ended
(in thousands except per share data)	March 28, 2020	March 30, 2019
Numerator:
Net loss	$(1,651)	$(3,048)
Denominator:
Weighted average shares of common stock (basic)	13,786	13,630

Weighted average shares of common stock (diluted)	13,786	13,630
Per share data:
Basic net loss per share	$(0.12)	$(0.22)
Diluted net loss per share	$(0.12)	$(0.22)

10. Business Segments

The Company operates in one segment, ophthalmology. The Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service, and support activities.

Revenue information shown by product group is as follows:

	Three Months Ended
(in thousands)	March 28, 2020	March 30, 2019
G6	$2,923	$3,106
Retina	4,134	5,599
Other(1)	1,964	1,890
Total revenues	$9,021	$10,595

(1) Incudes service contract revenues of $315 and $308 recognized during the three months ended March 28, 2020 and March 30, 2019, respectively. Other also includes revenues from paid service, royalty, freight and legacy G probes.

Revenue information shown by geographic region, based on the sales destination, is as follows:

	Three Months Ended
(in thousands)	March 28, 2020	March 30, 2019
United States	$4,441	$5,202
Europe	1,984	2,477
Rest of Americas	403	618
Asia/Pacific Rim	2,193	2,298
Total revenues	$9,021	$10,595

Revenues are attributed to countries based on the location of end customers.

Other than the United States, Japan accounted for more than 10% of the Company’s revenues during the three months ended March 28, 2020, representing 13%. Other than the United States, no individual country accounted for more than 10% of the Company’s revenues during the three months ended March 30, 2019. The United States accounted for 49.2% and 49.1% of revenues for the three months ended March 28, 2020 and March 30, 2019, respectively. International sales accounted for 50.8% and 50.9% of revenues for the three months ended March 28, 2020 and March 30, 2019, respectively.

11. Subsequent Events

In April 2020, the Company received a $2.5 million U.S. Small Business Administration Loan (the “SBA Loan”) pursuant to the Payroll Protection Program (“PPP”), established under the CARES Act. Per the terms of the SBA Loan, the Company may apply for forgiveness of the amount due on the loan in an amount equal to the loan proceeds used to cover payroll costs and other specified non-payroll costs (provided any non-payroll costs do not exceed 25% of the forgiven amount) over an eight-week period after the loan is made, subject to certain conditions. The Company fully intends to comply with the above terms in order to qualify for loan forgiveness. However, there is no assurance that the Company will obtain forgiveness of the SBA Loan in whole or in part. In the event the Company is required to repay the loan, all payments are deferred for 6 months with accrued interest over this period. Amounts outstanding under the loan will bear a fixed interest rate of 1.00% per annum with a maturity date of April 22, 2022, two years from commencement date. The U.S. Department of the Treasury has announced that it will conduct audits for PPP loans that exceed $2 million. Should we be audited or reviewed by the U.S. Department of the Treasury or the U.S. Small Business Administration as a result of the SBA Loan or filing an application for forgiveness or otherwise and receive an adverse outcome in such an audit, we could be required to return the full amount of the SBA Loan and may potentially be subject to civil and criminal fines and penalties.

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

Impact of COVID-19 to our Business

The outbreak of the COVID-19 has been declared a pandemic by the World Health Organization and continues to spread globally. The spread of COVID-19 has caused public health officials to recommend, and governments to enact, precautions to mitigate the spread of the virus, including travel restrictions and bans, extensive social distancing guidelines and issuing a “shelter-in-place” order in many regions of the world. The pandemic and these related responses have caused, and are expected to continue to cause a global slowdown of economic activity (including the decrease in demand for a broad variety of goods and services), disruptions in global supply chains and significant volatility and disruption of financial markets. We have adopted several measures in response to the COVID-19 outbreak including instructing employees to work from home, slowing our manufacturing operations, and restricting non-critical business travel by our employees.

The Company has been deemed an essential business and therefore, has continued to operate in a more limited capacity during the pandemic. The Company will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, communities, business partners, suppliers, and shareholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on the Company's customers, employees, and prospects, or on our financial results for the remainder of fiscal year 2020.

The recent outbreak of the COVID-19 had impacted our business late in the first fiscal quarter. We are actively monitoring the impact of the coronavirus outbreak. Due to the severity of COVID-19 in the United States and the timing of the most significant responses thereto in March, we believe the impact on our business in the second quarter and beyond will be greater than it was in the first quarter of 2020. The extent to which our operations will be impacted by the outbreak will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities and private businesses to contain the outbreak or recover from its impact, among other things.

For more information on risks associated with the COVID-19 outbreak, see the section titled “Risk Factors” in Item 1A of Part II.

Results of Operations

The following table sets forth certain operating data as a percentage of revenues:

	Three Months Ended
	March 28, 2020	March 30, 2019
Revenues	100.0%	100.0%
Cost of revenues	56.6%	59.8%
Gross margin	43.4%	40.2%
Operating expenses:
Research and development	8.0%	9.0%
Sales and marketing	34.9%	38.6%
General and administrative	18.8%	21.2%
Total operating expenses	61.7%	68.8%
Loss from operations	(18.3%)	(28.6%)
Other income (expense), net	0.1%	(0.1%)
Loss from operations before provision for income taxes	(18.2%)	(28.7%)
Provision for income taxes	0.1%	0.1%
Net loss	(18.3%)	(28.8%)

The following comparisons are between the three months ended March 28, 2020 and March 30, 2019:

Revenues.

	Three Months Ended	Three Months Ended
(in thousands)	March 28, 2020	March 30, 2019	Change in $	Change in %
G6	$2,923	$3,106	$(183)	(5.9%)
Retina	4,134	5,599	(1,465)	(26.2%)
Other	1,964	1,890	74	3.9%
Total revenues	$9,021	$10,595	$(1,574)	(14.9%)

Our total revenues decreased by $1.6 million, or 14.9%, from $10.6 million to $9.0 million for the first quarter of fiscal year 2020. The decrease is primarily due to a decrease in sales of our retina products, and a modest decline in our G6 products, partially offset by an increase in other revenues. Revenues from retina products decreased 26.2%, driven by a decrease in both domestic and international sales. Revenues from G6 products decreased 5.9%, driven primarily by a decrease in domestic G6 systems sales. Other revenues, comprised of service, royalty, freight and legacy G probes, increased 3.9% due mainly to an increase in our service and royalty revenues.

Gross Profit and Gross Margin.

Gross profit decreased by $0.3 million, or 8.0%, from $4.3 million to $3.9 million for the first quarter of fiscal 2020. Gross margin increased by 3.2 percentage points from 40.2% to 43.4%. The increase in gross margin was primarily attributable to a shift in product mix and a decrease in manufacturing overhead spending, partially offset by an increase in manufacturing overhead variances.

Gross margins are expected to fluctuate due to changes in the relative proportion of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and other factors.

Research and Development.

Research and development (“R&D”) expenses decreased by $0.2 million, or 24.9%, from $1.0 million to $0.7 million. The decrease in spending was primarily attributable to a decrease in personnel costs due to a reduction in headcount.

Sales and Marketing.

Sales and marketing expenses decreased by $0.9 million, or 23.0%, from $4.1 million to $3.2 million. The decrease was primarily attributable to a decrease in personnel costs as a result of a reduction in headcount, lower commission expense due to lower sales and lower marketing program expenses.

General and Administrative.

General and administrative expenses decreased by $0.5 million, or 24.3%, from $2.2 million to $1.7 million. The decrease in spending was primarily attributable to a decrease personnel costs as a result of a reduction in headcount.

Management anticipates operating with the reduction in headcount and consequently lower costs for the foreseeable future as it focuses on managing expenses.

Other Income (Expense), Net.

Other income, net amounted to $9 thousand, compared to other expense, net of $6 thousand. Other income (expense), net, consisted primarily of interest income and the change in expense associated with the re-measurement of contingent liabilities.

Income Taxes.

We recorded an income tax provision of $7 thousand and $6 thousand, respectively.

Liquidity and Capital Resources.

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of March 28, 2020, we had cash and cash equivalents of $11.1 million and working capital of $19.1 million compared to cash and cash equivalents of $12.7 million and working capital of $20.8 million as of December 28, 2019.

Net cash used in operating activities was $1.5 million in the three months ended March 28, 2020 compared to $3.8 million in the three months ended March 30, 2019. The decrease in net cash used in operating activities was primarily due to changes in working capital, driven by lower operating expenses, lower bonus payouts and the timing of bonus payments.

For the three months ended March 28, 2020, net cash used in investing activities was $0.1 million, which consisted of capital expenditures. Net cash used in investing activities for the three months ended March 30, 2019 was $0.2 million, which consisted of $0.1 million on capital expenditures and $0.1 million for payment of the contingent earn-out liability.

For the three months ended March 28, 2020, net cash used in financing activities was immaterial. For the three months ended March 30, 2019, net cash used in financing activities was $0.1 million, which consisted of payroll taxes related to net share settlement of equity awards.

In April 2020, the Company received a $2.5 million U.S. Small Business Association Loan (the “SBA Loan”) pursuant to the Payroll Protection Program (“PPP”) established under the CARES Act. For a deeper discussion on the SBA Loan, please see Note 11 – Subsequent Events in the notes to the condensed consolidated financial statements.

We have historically funded our operations primarily through sales of our products to customers, and through common stock and borrowing arrangements. As of March 28, 2020, our principal sources of liquidity consisted of cash and cash equivalents of $11.1 million. We have incurred net losses over the last several years, and as of March 28, 2020 have an accumulated deficit of approximately $52.3 million. We expect to continue to incur operating losses and negative cash flows from operations through March 31, 2021.

We believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs over the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced products and our costs to implement new manufacturing technologies. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we raise additional funds through further issuances of equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 28, 2020. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risks Relating to our Business

The effects of the COVID-19 pandemic have disrupted, and may continue to significantly disrupt, our operations, including our ability to manufacture and supply products and perform research and development activities, our customers’ usage of our products as demand declines in elective surgeries in response to COVID-19, all of which have had and expected to continue to have a material and adverse effect on our business, future revenues and financial condition. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely impact our business operations, financial performance, results of operations, financial position and the achievement of our strategic objectives.

Our business, results of operation and financial performance have been negatively impacted by the COVID-19 pandemic and related public health responses, such as shelter-in-place orders, social distancing protocols, and travel restrictions in many of the countries and regions in which we have operations or manufacturing partners. Due to these impacts and measures, we have experienced and may continue to experience significant and unpredictable reductions in the demand for our products as healthcare customers divert medical resources and priorities towards the treatment of diseases related to COVID-19. In addition, our customers may delay, cancel or redirect planned capital expenditures in order to focus resources on COVID-19 or in response to economic disruption related to COVID-19. For example, in the last month of the fiscal quarter ended March 28, 2020, we experienced significant decline in treatment and procedure volume worldwide, as healthcare systems diverted resources to meet the increasing demands of managing COVID-19. In addition, the American College of Surgeons, U.S. surgeon general, and medical societies are evaluating the risks of minimally invasive surgeries in the presence of infectious diseases, which we expect will continue to negatively impact the usage of our products and the number of ophthalmic treatments and procedures performed. If these recommendations continue to remain in place and the volume of elective procedures remains low, our results of operations and financial condition will continue to be adversely affected.

As a result of the COVID-19 outbreak around the world, we implemented certain travel restrictions, temporarily limited the number of employees permitted onsite in our offices and implemented work-from-home rules. This has caused disruption and delays in our ability to operate and manufacture, test and assemble products in our internal facilities, particularly in our Mountain View, California facility, and has limited our ability to continue certain research and development activities which could materially and adversely affect our ability to develop new products and technologies on the timelines we previously anticipated.

The COVID-19 pandemic has created economic uncertainty and volatility in the financial markets around the world, resulting in an economic downturn that has affected and will likely continue to affect demand for our products and impact our results of operations. As a result, this may lead to a period of regional, national, and global economic slowdown or regional, national, or global recessions that would curtail or delay spending by hospitals and affect demand for our products as well as increase the risk of customer defaults or delays in payments. Our customers may terminate or amend their agreements for the purchase, lease, or service of our products due to bankruptcy, lack of liquidity, lack of funding, operational failures, or other reason. The ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: the recommendations by medical authorities on whether hospitals should and may perform elective surgical procedures; hospitals abilities and willingness to devote resources to elective surgical procedures; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport and workforce pressures); the impact of the pandemic and actions taken in response on global and regional economies, travel, and economic activity; the availability of federal, state, local or non-U.S. funding programs; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides. Although the magnitude of the impact of COVID-19 on our business operations remains uncertain and difficult to predict, and this remains a highly dynamic situation, we have experienced and will continue to experience in subsequent periods, disruptions to our business that will likely continue to adversely impact our business, financial condition and results of operations.

We have incurred indebtedness under the CARES Act which may be subject to audit, may not be forgivable and may eventually have to be repaid. Any repayment of such indebtedness may limit the funds available to us and may restrict our flexibility in operating our business or otherwise adversely affect our results of operations.

In April 2020, the Company received a $2.5 million U.S. Small Business Administration Loan (the “SBA Loan”) pursuant to the Payroll Protection Program (“PPP”), established under the CARES Act. The Company may apply for forgiveness of the amount due on the loan if it fulfills certain conditions and applies the loan proceeds to payroll and certain other enumerated items under the CARES Act. Amounts outstanding under the loan will bear a fixed interest rate of 1.00% per annum with a maturity date of April 22, 2022, two years from commencement date. All payments are deferred for six months with interest accruing over the entire period of the SBA Loan. The U.S. Department of the Treasury has announced that it will conduct audits for PPP loans that exceed $2 million. Should we be audited or reviewed by the U.S. Department of the Treasury or the U.S. Small Business Administration as a result of the SBA Loan or filing an application for forgiveness or otherwise, such audit or review could result in the diversion of management’s time and attention, generate negative publicity and cause us to incur legal and reputational costs. If we were to be audited and receive an adverse outcome in such an audit, we could be required to return the full amount of the SBA Loan and may potentially be subject to civil and criminal fines and penalties. We may not have the resources to repay the SBA Loan if required to do so by the federal government.

If all or substantially all of the SBA Loan is not forgiven or it is subsequently determined that it must be repaid, we may be required to use a substantial portion of our cash flows from operations to pay interest and principal on the SBA Loan. Although we have no current intention of repaying the SBA Loan, we may decide to repay it in the future. Any such repayment of the SBA Loan will reduce the funds available to us for working capital, capital expenditures, and other corporate purposes and may limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans, and other investments or divert funds that are otherwise necessary to run our business. We cannot assure you that our business will generate sufficient cash flow from operations or that future financing will be available to us in amounts sufficient to enable us to make required and timely repayments on our indebtedness, or to fund our operations. To date, we have used a substantial amount of cash for operating activities, and we cannot assure you when we will begin to generate cash from operating activities in amounts sufficient to service our debt. Additionally, though we believe we are eligible for the SBA Loan under the PPP, our receipt of the SBA Loan could result in negative publicity, or expose us to liability under the federal False Claims Act, which prohibits the known filing of a false claim or the known use of false statements to obtain payment from the federal government, if it is determined that we were in fact not eligible to take the SBA Loan in the first instance.

In addition, although we are reviewing and may seek additional available benefits under the CARES Act, we cannot predict the manner in which such benefits will be allocated or administered and we cannot assure you that we will be able to access such benefits in a timely manner or at all. Certain of the benefits under the CARES Act have not previously been administered on the present scale or at all. Government or third party program administrators may be unable to cope with the volume of applications in the near term and any benefits we receive may not be as extensive as those for which we apply, may impose additional conditions and restrictions on our operations or may otherwise provide less relief than we contemplate. If the U.S. government or any other governmental authority agrees to provide additional crisis relief assistance that we accept, it may impose certain requirements on the recipients of the aid, including restrictions on executive officer compensation, dividends, prepayment of debt, limitations on debt and other similar restrictions that will apply for a period of time after the aid is repaid or redeemed in full. We cannot assure you that any such government crisis relief assistance will not significantly limit our corporate activities or be on terms that are favorable to us. Such restrictions and terms could adversely impact our business and limit our operations and revenue as a result.

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

In the past several years, we have experienced supply chain, production and training issues as we have expanded our product lines and sales volumes, and may experience similar issues in the future as we continue to grow our business. For example, we have contracted with a manufacturing company located in Wuhan, China for certain laser systems scheduled for release in the latter half of 2020. Due to the COVID-19 or coronavirus outbreak in China, release of our manufacturing process and launch of these new laser systems may be delayed or disrupted, and we may need to incur costs to replace or shift this manufacturing process elsewhere. These issues have caused, and may in the future cause, us to reduce or delay the shipment of our products and incur costs to service or replace products already shipped to customers. We have also incurred, and may in the future incur, additional costs to rectify or prevent similar issues in the future. Our efforts to address these supply chain, production and training issues may not be successful, and if we are unable to address these issues in a timely and cost-effective manner, product shipments to our customers could be delayed, our sales levels may suffer and manufacturing and operational costs may increase, any of which would negatively impact our business, results of operations and financial condition.

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

Our ability to sell our products and generate revenues depends upon our direct and independent sales forces within the United States, direct sales force in Germany and relationships with independent international distributors. Currently our direct and independent sales forces within the United States consist of approximately 17 employees and one independent representative, respectively and our direct sales force in Germany consists of one employee. Our international independent distributors are managed by a team of 5 people. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are largely dependent on the efforts of these third parties. If any distributor breaches the terms of its distribution agreement with us or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory would be adversely affected.

We do not have any long-term employment contracts with the members of our direct sales force. We may be unable to replace our direct sales force personnel with individuals of equivalent technical expertise and qualifications, which may harm our revenues and our ability to maintain market share. Similarly, our independent and distributor agreements are generally terminable at will by either party and independents and distributors may terminate their relationships with us, which would affect our sales and results of operations.  We may be unable to recruit and retain qualified personnel in Germany as part of our direct sales team. Any loss of the members of our existing direct or indirect sales organizations, or any failure to execute on our plans to further develop our sales function, could have an adverse impact on our business, results of operations and financial condition. Additionally, our sales forces’ operations have been disrupted by the COVID-19 pandemic, as many are no longer allowed to travel and must instead perform their services from home, which could have an impact on their ability to sell and distribute our products.

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

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the first quarter of fiscal year 2020, our international sales were $4.6 million, or 50.8% of total revenues. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. All of our international revenues and costs for the first quarter of fiscal year 2020 have been denominated in U.S. dollars except for a sale transacted through our German subsidiary. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our U.S. dollar-denominated products more expensive and thus less competitive in foreign markets and may negatively affect our reported revenue in any particular reporting period. Our international operations and sales are subject to a number of risks and potential costs, including:

•	the impact of the COVID-19 pandemic on the global economy and financial markets;
•	fluctuations in foreign currency exchange rates;
•	product and production issues;
•	performance of our international channel of distributors;
•	longer accounts receivable collection periods;
•	impact of recessions in global economies and availability of credit;
•	political and economic instability;
•	trade sanctions and embargoes;
•	impact of international conflicts, terrorist and military activity, civil unrest;
•	foreign certification requirements, including continued ability to use the “CE” mark in Europe, and other local regulatory requirements;
•	differing local product preferences and product requirements;
•	cultural differences;
•	changes in foreign medical reimbursement and coverage policies and programs;
•	reduced or limited protections of intellectual property rights in jurisdictions outside the United States;
•	potentially adverse tax consequences, such as those related to changes in tax laws or tax rates or their interpretations;

•	protectionist, adverse and changing foreign governmental laws and regulations;
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

Our ability to generate incremental revenue growth will depend, in part, on the successful outcome of research and development activities, which may include clinical trials that lead to the development of new products and new applications using our products. Our research and development process is expensive, prolonged, and entails considerable uncertainty. Due to the complexities and uncertainties associated with ophthalmic research and development, products we are currently developing may not complete the development process or obtain the regulatory approvals required to market such products successfully. In addition, our research and development process has been slowed by the impact of COVID-19, and should the COVID-19 pandemic continue, it could delay and disrupt our research and development processes even further.

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

We are subject to macro-economic fluctuations in the U.S. and worldwide economy. Concerns about consumer and investor confidence, volatile corporate profits and reduced capital spending, international conflicts, terrorist and military activity, civil unrest and pandemic illness could reduce customer orders or cause customer order cancellations. For example, the COVID-19 pandemic has and may continue to cause adverse impacts on global economic activity which could negatively impact our business. In addition, political and social turmoil related to international conflicts and terrorist acts may put further pressure on economic conditions in the United States and abroad.

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

Our sales and operating results may vary significantly from quarter to quarter and from year to year in the future. Our operating results are affected by a number of factors, many of which are beyond our control. Factors contributing to these fluctuations include the following:

•	general economic uncertainties and political concerns, including the impact of COVID-19;
•	changes in the prices at which we can sell our products, including the impact of changes in exchange rates;
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

We currently market visible and infrared medical laser systems and delivery devices to the ophthalmology market. We believe that continued and increased sales, if any, of these medical laser systems is dependent upon a number of factors including the following:

•	the impact of COVID-19 pandemic on timing of ophthalmic treatment procedures;
•	acceptance of product performance, features, ease of use, scalability and durability, including with respect to our MicroPulse laser photocoagulation systems;
•	recommendations and opinions by ophthalmologists, other clinicians, and their associated opinion leaders;
•	marketing and clinical study outcomes;
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

Sales or issuances of a substantial amount of securities, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock. As of March 28, 2020, we had 13,787,969 shares of common stock outstanding, all of which shares were, and continue to be, eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. Future resales of our common stock by our existing stockholders could cause the market price of our common stock to decline.

As of March 28, 2020, holders of an aggregate of 973,204 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our other stockholders. In addition, the shares of common stock subject to outstanding options and Restricted Stock Units under our 2008 Equity Incentive Plan and the shares reserved for future issuance under the Incentive Plan may become eligible for sale in the public markets in the future, subject to certain legal and control limitations.

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

Our products are typically purchased by doctors, clinics, hospitals and other users, which bill various third-party payers, such as governmental programs and private insurance plans, for the health care services provided to their patients. Changes in government legislation or regulation or in private third-party payers’ policies toward reimbursement for procedures employing our products may prohibit adequate reimbursement. There have been a number of legislative and regulatory proposals to change the healthcare system, reduce the costs of healthcare and change medical reimbursement policies. Doctors, clinics, hospitals and other users of our products may decline to purchase our products to the extent there is uncertainty regarding reimbursement of medical procedures using our products and any healthcare reform measures. Further proposed legislation, regulation and policy changes affecting third-party reimbursement are likely. Among other things, Congress has in the past proposed changes to and the repeal of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, collectively, the “Affordable Care Act”, and the current U.S. presidential administration has announced certain policy changes that could impact the availability of benefits under the Affordable Care Act. For example, tax reform legislation enacted at the end of 2017 eliminated the tax penalty for individuals who did not maintain sufficient health insurance coverage beginning in 2019 (the “individual mandate”). We anticipate continued Congressional interest in modifying provisions of the Affordable Care Act, particularly given the recent ruling in Texas v. Azar to invalidate the law as unconstitutional. At this time, it remains unclear whether there will be any changes made to or any repeal of the Affordable Care Act, with respect to certain of its provisions or in its entirety or related administrative policies. Various healthcare reform proposals have also emerged at the state level.

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

Our success and ability to compete is dependent, in part, upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. Our patent portfolio includes 23 active United States patents and 6 active foreign patents on the technologies related to our products and processes. In addition, we have 4 patent applications pending in the United States and 12 foreign patent applications pending. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Patents have a limited lifetime and once a patent expires competition may increase.

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

We rely on third parties to manufacture substantially all of the components used in our products, including optics, laser diodes and crystals. We have some long term or volume purchase agreements with our suppliers and currently purchase components and fully-assembled products on a purchase order basis. Some of our suppliers and manufacturers are sole or limited sources. In addition, some of these suppliers are relatively small private companies whose operations may be disrupted or discontinued at any time. There are risks associated with the use of independent manufacturers, including the following:

•	the impact of COVID-19 on global supply chains and market stability;
•	unavailability of shortages or limitations on the ability to obtain supplies of components and products in the quantities that we require;
•	delays in delivery or failure of suppliers to deliver critical components and products on the dates we require;
•	failure of suppliers to manufacture and assemble components and products to our specifications, and potentially reduced quality; and
•	inability to obtain components and products at acceptable prices.

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

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including changes in foreign currency exchange rates, quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. During the first fiscal quarter fiscal year 2020, the trading price of our common stock fluctuated from a low of $1.40 per share to a high of $3.64 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

Our directors, executive officers, current five percent or greater stockholders and affiliated entities together beneficially own a significant portion of our common stock outstanding as of March 28, 2020. Having such a concentration of ownership may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from seeking to acquire, a majority of our outstanding common stock or control of our board of directors through a proxy solicitation.

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

IRIDEX Corporation (Registrant)

Date: May 12, 2020	By:	/s/ DAVID I. BRUCE
		Name:	David I. Bruce
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2020	By:	/s/ JAMES H. MACKANESS
		Name:	James H. Mackaness
		Title:	Interim Chief Financial Officer (Principal Financial Officer)