Form 10-Q
period 2020-06-27
IRIDEX CORP
filed 2020-08-10
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2020

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

The number of shares of common stock, $0.01 par value, issued and outstanding as of July 23, 2020 was 13,887,439.

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

•	our ability to raise additional capital;
•	customer acceptance and purchase of our existing products and new products;
•	our ability to maintain and expand our customer base;
•	competition from other products;
•	the impact of foreign currency exchange rate and interest rate fluctuations on our results and sales;
•	the pace of change and innovation in the markets in which we participate and the competitive nature of those markets;
•	our business strategy and our plan to build our business;
•	our ability to effectively manage our growth;
•	our costs of manufacturing and reliance on third party manufacturers;
•	our ability to forecast and meet product demand;
•	our ability to discover defects in our products and systems;
•	our international expansion and sales strategy;
•	our operating results and cash flows;
•	our beliefs and objectives for future operations;
•	our relationships with third parties;
•	our ability to maintain, protect, and enhance our intellectual property rights;
•	our ability to maintain, protect, and enhance our information technology systems and data;
•	our ability to maintain our facilities in good working order;
•	our ability to recover the carrying value of goodwill;
•	the impact of expensing stock options and other equity awards;
•	our ability to successfully defend litigation brought against us;
•	our ability to indemnify our directors and officers;
•	our ability to repay indebtedness and have indebtedness forgiven;
•	our ability to successfully expand in our existing markets and into new markets;
•	sufficiency of cash to meet cash needs for at least the next 12 months;
•	our ability to comply with laws, policies, and regulations that currently apply or become applicable to our business both in the United States and internationally;
•	our ability to attract and retain qualified employees, key personnel, and source suppliers;
•	the future trading prices of our common stock; and
•	our ability to pay dividends in the future.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

IRIDEX Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share and per share data)

	June 27, 2020	December 28, 2019 (1)
ASSETS
Current assets:
Cash and cash equivalents	$11,624	$12,653
Accounts receivable, net of allowance for doubtful accounts of $241 as of June 27, 2020 and $187 as of December 28, 2019	5,784	9,323
Inventories	7,847	8,174
Prepaid expenses and other current assets	508	401
Total current assets	25,763	30,551
Property and equipment, net	589	730
Intangible assets, net	76	84
Goodwill	533	533
Operating lease right-of-use assets, net	2,156	2,764
Other long-term assets	158	151
Total assets	$29,275	$34,813
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$557	$2,592
Accrued compensation	1,552	2,398
Accrued expenses	1,445	1,544
Current portion of PPP loan	1,110	—
Accrued warranty	244	380
Deferred revenue	1,222	1,450
Operating lease liabilities	1,445	1,414
Total current liabilities	7,575	9,778
Long-term liabilities:
PPP Loan	1,387	—
Accrued warranty	130	156
Deferred revenue	302	360
Operating lease liabilities	1,068	1,795
Other long-term liabilities	19	19
Total liabilities	10,481	12,108
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding 13,856,969 and 13,785,233 shares as of June 27, 2020 and December 28, 2019, respectively	148	147
Additional paid-in capital	73,619	73,093
Accumulated other comprehensive income	73	80
Accumulated deficit	(55,046)	(50,615)
Total stockholders’ equity	18,794	22,705
Total liabilities and stockholders’ equity	$29,275	$34,813

(1)	Derived from the audited consolidated financial statements included in the Annual Report on Form 10-K filed with the SEC for the year ended December 28, 2019.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Total revenues	$6,219	$10,426	$15,240	$21,021
Cost of revenues	3,813	5,877	8,918	12,215
Gross profit	2,406	4,549	6,322	8,806
Operating expenses:
Research and development	807	929	1,526	1,887
Sales and marketing	2,693	3,462	5,845	7,553
General and administrative	1,690	2,626	3,388	4,870
Total operating expenses	5,190	7,017	10,759	14,310
Loss from operations	(2,784)	(2,468)	(4,437)	(5,504)
Other income (expense), net	9	58	18	52
Loss from operations before provision for income taxes	(2,775)	(2,410)	(4,419)	(5,452)
Provision for income taxes	5	9	12	15
Net loss	$(2,780)	$(2,419)	$(4,431)	$(5,467)
Net loss per share:
Basic	$(0.20)	$(0.18)	$(0.32)	$(0.40)
Diluted	$(0.20)	$(0.18)	$(0.32)	$(0.40)
Weighted average shares used in computing net loss per common share:
Basic	13,792	13,648	13,789	13,639
Diluted	13,792	13,648	13,789	13,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net loss	$(2,780)	$(2,419)	$(4,431)	$(5,467)
Foreign currency translation adjustments	(9)	(12)	(7)	(4)
Comprehensive loss	$(2,789)	$(2,431)	$(4,438)	$(5,471)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited, in thousands, except share data)

For the three months ended June 27, 2020	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances, March 28, 2020	13,787,969	$147	$73,186	$82	$(52,266)	$21,149
Issuance of common stock under stock option plan						—
Employee stock-based compensation expense			436			436
Release of restricted stock, net of taxes paid	69,000	1	(3)			(2)
Other comprehensive income				(9)		(9)
Net income					(2,780)	(2,780)
Balances, June 27, 2020	13,856,969	$148	$73,619	$73	$(55,046)	$18,794

For the six months ended June 27, 2020	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances, December 28, 2019	13,785,233	$147	$73,093	$80	$(50,615)	$22,705
Employee stock-based compensation expense			531			531
Release of restricted stock, net of taxes paid	71,736	1	(5)			(4)
Other comprehensive income				(7)		(7)
Net income					(4,431)	(4,431)
Balances, June 27, 2020	13,856,969	$148	$73,619	$73	$(55,046)	$18,794

For the three months ended June 29, 2019	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances, March 30, 2019	13,633,639	$145	$72,070	$78	$(44,850)	$27,443
Issuance of common stock under stock option plan	2					—
Employee stock-based compensation expense			625			625
Release of restricted stock, net of taxes paid	113,318	2	(10)			(8)
Other comprehensive income				(12)		(12)
Net income					(2,419)	(2,419)
Balances, June 29, 2019	13,746,959	$147	$72,685	$66	$(47,269)	$25,629

For the six months ended June 29, 2019	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances, December 29, 2018	13,602,052	$145	$71,548	$70	$(41,802)	$29,961
Issuance of common stock under stock option plan	210					—
Employee stock-based compensation expense			1,240			1,240
Release of restricted stock, net of taxes paid	144,697	2	(103)			(101)
Other comprehensive income				(4)		(4)
Net income					(5,467)	(5,467)
Balances, June 29, 2019	13,746,959	$147	$72,685	$66	$(47,269)	$25,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended
	June 27, 2020	June 29, 2019
Operating activities:
Net loss	$(4,431)	$(5,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	277	365
Change in fair value of earn-out liability	—	127
Stock-based compensation	531	1,240
Provision for doubtful accounts	101	25
Changes in operating assets and liabilities:
Accounts receivable	3,435	973
Inventories	278	(207)
Prepaid expenses and other current assets	(107)	(47)
Operating lease right-of-use assets	608	598
Other long-term assets	(7)	3
Accounts payable	(2,035)	(320)
Accrued compensation	(845)	(811)
Accrued expenses	(100)	(505)
Accrued warranty	(162)	(284)
Deferred revenue	(286)	(242)
Operating lease liabilities	(696)	(609)
Net cash used in operating activities	(3,439)	(5,161)
Investing activities:
Acquisition of property and equipment	(79)	(111)
Payment on earn-out liability	—	(199)
Net cash used in investing activities	(79)	(310)
Financing activities:
Proceeds from PPP loan	2,497	—
Taxes paid related to net share settlements of equity awards	(4)	(101)
Net cash provided by (used in) financing activities	2,493	(101)
Effect of foreign exchange rate changes	(4)	11
Net decrease in cash and cash equivalents	(1,029)	(5,561)
Cash and cash equivalents, beginning of period	12,653	21,194
Cash and cash equivalents, end of period	$11,624	$15,633
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$21	$19
Supplemental disclosure of non-cash activities:
Transfer of inventory to property and equipment	$49	$26

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019, which was filed with the Securities and Exchange Commission (“SEC”) on March 13, 2020. The results of operations for the three and six months ended June 27, 2020 and June 29, 2019 are not necessarily indicative of the results for the fiscal year ending January 2, 2021 or any future interim period. The three and six months ended June 27, 2020 and June 29, 2019, each had 13 weeks. For purposes of reporting the financial results, the Company’s fiscal years end on the Saturday closest to the end of December. Periodically, the Company includes a 53rd week to a year in order to end that year on the Saturday closest to the end of December.

Liquidity.

We have historically funded our operations primarily through sales of our products to customers, and through common stock and borrowing arrangements. As of June 27, 2020, our principal sources of liquidity consisted of cash and cash equivalents of $11.6 million. We have incurred net losses over the last several years, and as of June 27, 2020, have an accumulated deficit of approximately $55.0 million. We expect to continue to incur operating losses and negative cash flows from operations through July 3, 2021.

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

The Company has the following revenue transaction types: (1) Product Sale Only, (2) Laser Advantage Program (LAP), (3) Service Contracts, (4) System Repairs (outside of warranty) and (5) Royalty Revenue.

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

(2)

LAP Program: The Company sometimes enters into LAP contracts with customers. Under the LAP program, the system is given away free of charge and title is transferred after the customer purchases the minimum required number of boxes of probes (classified as disposables). Customers with older machines have the ability to trade in their old machines for the most current laser equipment offered in the program (Cyclo G6 Laser) and receive a discount on the program’s minimum purchase requirements. Under ASC 606, this non-cash consideration must be included in the transaction price. However, the Company has determined that there is no value associated with the old machine and the trade in is essentially offered to encourage customers to purchase more consumables under the program.

The Company recognizes revenue from product sales under the LAP program at a point in time. The Company allocates the transaction price of the distinct performance obligations in the contract by determining stand-alone selling price using historical pricing net of any variable consideration or discounts to specifically allocate to a particular performance obligation.

(3)

Service Contracts: The Company offers a standard two-year warranty on all system sales. The Company also offers a service contract which is sold to customers in incremental, one-year periods which begin subsequent to the expiration of the standard two-year warranty. The customer can opt to purchase the service contract at the time of the system sale or after the initial system sale.

The Company recognizes revenue from service contracts ratably over the service period. Revenue recognition for the sale of a service contract is largely dependent on the timing of the sale as follows:

a.

Service Contract Sale in Conjunction with System Sale: If the customer opts to purchase a service contract at  the time of the system sale, the Company allocates the transaction price of the distinct performance obligations in the contract by determining stand-alone selling price using historical pricing net of any variable consideration or discounts to specifically allocate to a particular performance obligation.

b.

Service Contract Sale Subsequent to System Sale: If the customer opts to purchase a service contract after the initial system sale, the Company determines the amount of time that has elapsed since the initial system sale. If the service contract is purchased within 60 days of the initial sale, the Company considers this sale to be an additional element of the original sale and allocates the transaction price of the distinct performance obligations in the contract by determining stand-alone selling price using historical pricing net of any variable consideration or discounts to specifically allocate to a particular performance obligation. If the service contract is purchased subsequent to sixty days after the initial sale, the sale of the service contract is deemed a separate contract and is deferred at the selling price and recognized ratably over the extended warranty period as the performance obligation is satisfied.

(4)	System Repairs (outside of warranty): Customers will occasionally request repairs from the Company subsequent to the expiration of the standard warranty and outside of a service contract.

The Company recognizes revenue from system repairs (outside of warranty) at a point in time. When the customer requests repairs from the Company subsequent to the expiration of the standard warranty and outside of a service contract, these repair contracts are considered separate from the initial sale, and as such, revenue is recognized as the repair services are rendered and the performance obligation satisfied.

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

Leases.

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use (“ROU”) assets, net and Operating lease liabilities in our condensed consolidated balance sheets. As of June 27, 2020 and as of December 28, 2019, the Company was not a party to finance lease arrangements.

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

We market our products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of our customers and maintains an allowance for potential credit losses. Historically, we have not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the three months ended June 27, 2020, no single customer accounted for more than 10% of total revenues. For the six months ended June 27, 2020, one customer accounted for over 10% of total revenues, representing 12%. For the three and six months ended June 29, 2019, no single customer accounted for more than 10% of total revenues. As of June 27, 2020, one customer accounted for over 10% of our accounts receivable, representing 16%. As of December 28, 2019, one customer accounted for more than 10% of our accounts receivable, representing 11%.

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

Deferred Revenue.

Deferred revenue represents contract liabilities. Revenue related to service contracts is deferred and recognized on a straight-line basis over the period of the applicable service contract. Costs associated with these service arrangements are recognized as incurred.

A reconciliation of the changes in the Company’s deferred revenue balance for the six months ended June 27, 2020 and June 29, 2019 is as follows:

	Six Months Ended
	June 27, 2020	June 29, 2019
Balance, beginning of period	$1,810	$2,225
Additions to deferral	743	990
Revenue recognized	(1,023)	(1,232)
Deductions from reserves	(6)	-
Balance, end of period	1,524	1,983
Non-current portion of deferred revenue	302	469
Current portion of deferred revenue	$1,222	$1,514

During the six months ended June 27, 2020 and June 29, 2019, approximately $0.6 million and $0.8 million were recognized pertaining to amounts deferred as of December 28, 2019 and December 29, 2018, respectively.

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

A reconciliation of the changes in the Company’s warranty liability for the six months ended June 27, 2020 and June 29, 2019 is as follows:

	Six Months Ended
	June 27, 2020	June 29, 2019
Balance, beginning of period	$536	$860
Accruals for product warranties	54	170
Cost of warranty claims	(100)	(120)
Adjustment to pre-existing warranties	(116)	(334)
Balance, end of period	$374	$576

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

3. Inventories

The components of the Company’s inventories as of June 27, 2020 and December 29, 2018 are as follows:

	June 27, 2020	December 28, 2019
Raw materials	$2,627	$2,043
Work in process	663	1,111
Finished goods	4,557	5,020
Total inventories	$7,847	$8,174

4. Goodwill and Intangible Assets

Goodwill.

The carrying value of goodwill was $0.5 million as of June 27, 2020 and December 28, 2019.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an annual impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceed the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test during the second quarter of fiscal year 2020 and determined that its goodwill was not impaired. As of June 27, 2020, the Company had not identified any factors that indicated there was an impairment of its goodwill and determined that no additional impairment analysis was then required.

Intangible Assets.

The following table summarizes the components of gross and net intangible asset balances (in thousands):

	June 27, 2020				December 28, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	240	164	76	4.75 Years	240	156	84

For the six months ended June 27, 2020 and June 29, 2019, amortization expense totaled $8 thousand for each period.

The amortization of customer relationships was charged to sales and marketing expense. Future estimated amortization expense (in thousands):

Fiscal Year:
2020 (six months)	$8
2021	16
2022	16
2023	16
2024	16
Thereafter	4
Total	$76

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and considers counterparty credit risk in its assessment of fair value.

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of June 27, 2020 and December 29, 2018, approximate fair value because of the short maturity of these instruments.

As of June 27, 2020 and December 28, 2019, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows:

	As of June 27, 2020				As of December 28, 2019
	Fair Value Measurements				Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$8,745	$—	$—	$8,745	$10,711	$—	$—	$10,711

The Company’s Level 1 financial assets are money market funds whose fair values are based on quoted market prices. The Company does not have any Level 2 and Level 3 financial assets or liabilities.

6. PPP Loan

On April 23, 2020, the Company qualified for and received a loan pursuant to the Paycheck Protection Program, a program implemented by the U.S. Small Business Administration under the Coronavirus Aid, Relief, and Economic Security Act, from a qualified lender (the “PPP Lender”), for an aggregate principal amount of approximately $2.5 million (the "PPP Loan"). The PPP Loan bears interest at a fixed rate of 1.0% per annum, with the first six months of interest deferred, has a term of two years, and is unsecured and guaranteed by the U.S. Small Business Administration. The principal amount of the PPP Loan is subject to forgiveness under the Paycheck Protection Program upon the Company’s request to the extent that the PPP Loan proceeds are used to pay expenses permitted by the Paycheck Protection Program, including payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company. The Company intends to apply for forgiveness of the PPP Loan with respect to these covered expenses. To the extent that all or part of the PPP Loan is not forgiven, the Company will be required to pay interest on the PPP Loan at a rate of 1.0% per annum, and commencing in October 2020 principal and interest payments will be required through the maturity date in April 2022. The terms of the PPP Loan provide for customary events of default including, among other things, payment defaults, breach of representations, and insolvency events.

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

7. Commitments and Contingencies

COVID-19.

The COVID-19 pandemic has created and may continue to create significant uncertainty in global markets, which has disrupted and harmed, and may continue to disrupt and harm, the Company's business, financial condition, and results of operations. Beginning in the middle of March 2020, the pandemic and responses thereto contributed to a decrease in the demand for our products, primarily due to most hospitals ceasing elective surgical procedures. This impact continued through second quarter of 2020 and into the third quarter of 2020. The extent of the impact of COVID-19 on the Company's operational and financial performance will depend on certain developments, including but not limited to the duration and spread of the outbreak, duration of local, state and federal issued public health orders, impact on our customers and our sales cycles, impact on our employees and impact on regional and worldwide economies and markets in general, all of which are uncertain and cannot be predicted.

Operating Lease Commitments.

Our operating lease commitments consist of facility and office equipment leases. Operating lease expenses for the six months ended June 27, 2020 and June 29, 2019 were approximately $0.7 million. The weighted average discount rate used in calculating the present value of lease payments was 5.4%. As of June 27, 2020, the weighted average remaining lease term for our operating leases was 1.7 years.

The following represents maturities of operating lease liabilities as of June 27, 2020 (in thousands):

Fiscal Year	Operating Lease Payments
Remainder of 2020 (6 months)	$777
2021	1,541
2022	319
2023	—
2024	—
Total lease payments	2,637
Less: Imputed interest	(124)
Total lease liabilities	$2,513

Purchase Commitments.

Our purchase commitments consist primarily of non-cancellable purchase commitments with vendors to manufacture certain components and ophthalmic instrumentation. As of June 27, 2020, our future minimum payments through fiscal year 2021 for our purchase commitments was approximately $9.9 million.

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

8. Stockholders’ Equity and Stock-Based Compensation

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

2008 Equity Incentive Plan.

The terms of awards granted during the six months ended June 27, 2020 were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 28, 2019.

The following table shows stock-based compensation expenses included in the condensed consolidated statements of operations for the three and six months ended June 27, 2020 and June 29, 2019:

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Cost of revenues	$35	$10	$59	$29
Research and development	24	62	(7)	165
Sales and marketing	134	46	173	209
General and administrative	243	507	306	837
	$436	$625	$531	$1,240

Stock-based compensation expense capitalized to inventory was immaterial for the six months ended June 27, 2020 and June 29, 2019.

Occasionally, the Company will grant stock-based instruments to non-employees. During the six months ended June 27, 2020 and June 29, 2019, the amount of stock-based compensation related to non-employee options and RSUs was not material.

As of June 27, 2020, there was $2.5 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements. The cost is expected to be recognized over a weighted average period of 2.3 years.

Summary of Stock Options.

The following table summarizes stock options information during the six months ended June 27, 2020:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding as of December 28, 2019	1,383,552	$6.11
Granted	78,500	$2.15
Exercised	—	$—
Canceled or forfeited	(185,388)	$6.95
Outstanding as of June 27, 2020	1,276,664	$5.74	$4

The weighted average grant date fair value of the options granted was $1.01 and $1.93 per share for the six months ended June 27, 2020 and June 29, 2019, respectively.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock-based awards (options) with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Average risk free interest rate	0.27%	1.74%	0.39%	1.76%
Expected life (in years)	4.55 years	4.55 years	4.55 years	4.55 years
Dividend yield	—%	—%	—%	—%
Average volatility	62%	45%	59%	45%

Performance stock options granted with market conditions are valued using a Monte Carlo simulation model in combination with a Black-Scholes option pricing model.

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility is based on analysis of the Company’s stock price history over a period commensurate with the expected term of the options, trading volume of the Company’s stock, look-back volatilities and Company-specific events that affected volatility in a prior period. The expected term of employee stock options represents the weighted average period the stock options are expected to remain outstanding and is based on the history of exercises and cancellations on all past option grants made by the Company, the contractual term, the vesting period and the expected remaining term of the outstanding options. The risk-free interest rate is based on the U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. No dividend yield is included as the Company has not issued any dividends and does not anticipate issuing any dividends in the future.

Information regarding stock options outstanding, vested, expected to vest, and exercisable as of June 27, 2020 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Options outstanding	1,276,664	$5.74	5.07	$4
Options vested and expected to vest	1,127,406	$5.92	4.95	$3
Options exercisable	515,816	$7.42	3.86	$—

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of June 27, 2020, that would have been received by option holders had all option holders exercised their stock options as of that date. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the six months ended June 27, 2020 and June 29, 2019 was approximately $0 thousand.

Summary of Restricted Stock Units and Awards

Information regarding the restricted stock units (“RSUs”) activity for the six months ended June 27, 2020 is summarized below:

Number of Shares
Outstanding as of December 28, 2019	411,133
Restricted stock units granted	276,327
Restricted stock units released	(73,652)
Restricted stock units forfeited	(103,785)
Outstanding as of June 27, 2020	510,023

9. Income Taxes

Provision for Income Tax.

The Company calculates its interim tax provision in accordance with the provisions of ASC 740-270, Income Taxes; Interim Reporting. For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur. The Company recorded a provision for income tax of $12 thousand and $15 thousand for the six months ended June 27, 2020 and June 29, 2019, respectively.

Deferred Income Taxes.

The Company accounts for income taxes in accordance with ASC topic 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. As of the second quarter of fiscal year 2020, based on the Company’s recent history of losses and its forecasted losses, management believes on the more likely than not basis that a full valuation allowance is required. Accordingly, the Company continues to provide a full valuation allowance on its federal and states deferred tax assets.

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

CARES Act.

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” (the “CARES Act”) was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. These provisions are not expected to have a material effect on the Company’s consolidated financial statements. The Company obtained a PPP Loan. A portion, or all, of the PPP Loan may be forgiven. If the PPP Loan is forgiven, the Company may qualify to not include the debt forgiveness income as taxable income. Given the Company has a full valuation allowance, the impact of the PPP Loan is not expected to be material.

The Company is subject to United States federal income tax as well as to income taxes in state jurisdictions. The Company’s federal and state income tax returns are open to examination by tax authorities for three years and three-to-five years, respectively.

10. Computation of Basic and Diluted Net Loss Per Common Share

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

For the three months ended June 27, 2020 and June 29, 2019, potential shares from stock options and RSUs totaling 1,273,348 and 1,156,722 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding. For the six months ended June 27, 2020 and June 29, 2019, potential shares from stock options and RSUs totaling 1,245,966 and 1,133,684 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding.

A reconciliation of the numerator and denominator of basic and diluted net loss per common share is provided as follows:

	Three Months Ended		Six Months Ended
(in thousands except per share data)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Numerator:
Net loss	$(2,780)	$(2,419)	$(4,431)	$(5,467)
Denominator:
Weighted average shares of common stock (basic)	13,792	13,648	13,789	13,639

Weighted average shares of common stock (diluted)	13,792	13,648	13,789	13,639
Per share data:
Basic net loss per share	$(0.20)	$(0.18)	$(0.32)	$(0.40)
Diluted net loss per share	$(0.20)	$(0.18)	$(0.32)	$(0.40)

11. Business Segments

The Company operates in one segment, ophthalmology. The Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service, and support activities.

Revenue information shown by product group is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Cyclo G6	$2,113	$3,351	$5,036	$6,457
Retina	2,608	5,248	6,742	10,847
Other(1)	1,498	1,827	3,462	3,717
Total revenues	$6,219	$10,426	$15,240	$21,021

(1) Includes service contract revenues of $311 and $296 and $627 and $604 recognized during the three and six months ended June 27, 2020 and June 29, 2019, respectively. Other also includes revenues from paid service, royalty, freight and legacy G probes.

Revenue information shown by geographic region, based on the sales destination, is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
United States	$3,171	$5,327	$7,612	$10,529
Europe	1,419	2,587	3,403	5,064
Rest of Americas	219	754	622	1,372
Asia/Pacific Rim	1,410	1,758	3,603	4,056
Total revenues	$6,219	$10,426	$15,240	$21,021

Revenues are attributed to countries based on the location of end customers.

Other than the United States, no individual country accounted for more than 10% of the Company’s revenues during the three months ended June 27, 2020. Other than the United States, Japan accounted for more than 10% of the Company’s revenues during the six months ended June 27, 2020, representing 12%. Other than the United States, no individual country accounted for more than 10% of the Company’s revenues during the three and six months ended June 29, 2019. The United States accounted for 51.0% and 51.1% of revenues for the three months ended June 27, 2020 and June 29, 2019, respectively. International sales accounted for 49.0% and 48.9% of revenues for the three months ended June 27, 2020 and June 29, 2019, respectively. For the six months ended June 27, 2020 and June 29, 2019, the United States accounted for 49.9% and 50.1% of revenues, respectively. For the six months ended June 27, 2020 and June 29, 2019, international sales accounted for 50.1% and 49.9% of revenues, respectively.

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

Sales to international distributors are made on open credit terms or letters of credit and are currently denominated in U.S. dollars and accordingly, are not subject to risks associated with currency fluctuations. However, increases in the value of the U.S. dollars against any local currencies could cause our products to become relatively more expensive to customers in a particular country or region, leading to reduced revenue or profitability in that country or region. Sales to direct end users transacted through our German office are denominated in Euros and are subject to risks associated with the currency fluctuations.

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

Impact of COVID-19 to our Business

The outbreak of the COVID-19 has been declared a pandemic by the World Health Organization and continues to spread globally. The spread of COVID-19 has caused public health officials to recommend, and governments to enact, precautions to mitigate the spread of the virus, including travel restrictions and bans, extensive social distancing guidelines and issuing a “shelter-in-place” order in many regions of the world. The pandemic and these related responses have caused, and are expected to continue to cause a global slowdown of economic activity (including the decrease in demand for a broad variety of goods and services), disruptions in global supply chains and significant volatility and disruption of financial markets. We have adopted several measures in response to the COVID-19 outbreak including instructing employees to work from home while under shelter-in-place orders, slowing our manufacturing operations, and restricting non-critical business travel by our employees. Furthermore, we cannot be certain that these actions will mitigate some or all of the negative effects of the pandemic on our business. The extent of the negative effects of COVID-19 on our financial condition or results of operations remains uncertain. Any actual effects on our financial condition or results of operations may differ from any estimates reflected in our financial statements, and such effects may not be fully reflected in our financial condition or results of operations until future periods, if at all.

The Company has been deemed an essential business and therefore, has continued to operate in a more limited capacity during the pandemic. In April and May, following shelter-in-place orders, the Company operated with limited personnel at our facilities to continue essential operations. In June 2020, we implemented return-to-work phases in conjunction with a social distancing protocol to safely continue essential operations to best meet customer demands in light of the pandemic. The Company will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, communities, business partners, suppliers, and shareholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on the Company's customers, employees, and prospects, or on our financial results for the remainder of fiscal year 2020.

In the second quarter of 2020, revenue decreased approximately 40% as compared to the same period in 2019. This decrease was primarily attributed to the decrease in surgical elective procedures using our products, in part caused by limitations on the availability of such procedures and hospitals’ capacities to provide them and delays in capital purchases caused by the general uncertainty in the near term business environment. The extent to which our operations will be impacted by the outbreak will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities, hospitals and private businesses to contain the outbreak or recover from its impact, among other things. Due to the nature of the Company’s business, the availability of elective surgical procedures and customers’ ability to make capital purchases directly impacts the Company’s revenue and operations. We are actively monitoring the ongoing impact of the COVID-19 pandemic and its impact on elective surgical procedures throughout the U.S.

We expect our results of operations to be impacted for so long as the COVID-19 pandemic continues.

For more information on risks associated with the COVID-19 outbreak, see the section titled “Risk Factors” in Item 1A of Part II.

Results of Operations

The following table sets forth certain operating data as a percentage of revenues:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	61.3%	56.4%	58.5%	58.1%
Gross margin	38.7%	43.6%	41.5%	41.9%
Operating expenses:
Research and development	13.0%	8.9%	10.0%	9.0%
Sales and marketing	43.3%	33.2%	38.4%	35.9%
General and administrative	27.2%	25.2%	22.2%	23.2%
Total operating expenses	83.5%	67.3%	70.6%	68.1%
Loss from operations	(44.8%)	(23.7%)	(29.1%)	(26.2%)
Other income (expense), net	0.2%	0.6%	0.1%	0.3%
Loss from operations before provision for income taxes	(44.6%)	(23.1%)	(29.0%)	(25.9%)
Provision for income taxes	0.1%	0.1%	0.1%	0.1%
Net loss	(44.7%)	(23.2%)	(29.1%)	(26.0%)

The following comparisons are between the three months ended June 27, 2020 and June 29, 2019:

Revenues.

	Three Months Ended	Three Months Ended
(in thousands)	June 27, 2020	June 29, 2019	Change in $	Change in %
Cyclo G6	$2,113	$3,351	$(1,238)	(36.9%)
Retina	2,608	5,248	(2,640)	(50.3%)
Other	1,498	1,827	(329)	(18.0%)
Total revenues	$6,219	$10,426	$(4,207)	(40.4%)

Our total revenues decreased by $4.2 million, or 40.4%, from $10.4 million to $6.2 million. The decrease is primarily due to a decrease in sales of our retina products, Cyclo G6 products and other revenues as our business was impacted by the COVID-19 pandemic. Revenues from retina products decreased 50.3%, driven by a decrease in both domestic and international as capital equipment sales were especially impacted by the pandemic. Revenues from Cyclo G6 products decreased 36.9%, driven primarily by a decrease in Cyclo G6 probes sales. Other revenues, comprised of service, royalty, freight and legacy G probes, decreased 18.0% due mainly to a decrease in legacy G probes and royalty revenues.

Gross Profit and Gross Margin.

Gross profit decreased by $2.1 million, or 47.1%, from $4.5 million to $2.4 million. Gross margin decreased by 4.9 percentage points from 43.6% to 38.7%. The decrease in gross margin was primarily attributable to an increase in manufacturing overhead rate as a result of fixed overhead expenditures being absorbed over a lower sales volume.

Gross margins are expected to fluctuate due to changes in the relative proportion of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and other factors.

Research and Development.

Research and development (“R&D”) expenses decreased by $0.1 million, or 13.1%, from $0.9 million to $0.8 million. The decrease in spending was primarily attributable to a decrease in personnel costs due to a reduction in headcount.

Sales and Marketing.

Sales and marketing expenses decreased by $0.8 million, or 22.2%, from $3.5 million to $2.7 million. The decrease was primarily attributable to a decrease in personnel costs as a result of a reduction in headcount, lower commission expense due to lower sales, lower travel expenses and lower marketing program expenses as a consequence of the COVID-19 pandemic reducing business activity.

General and Administrative.

General and administrative expenses decreased by $0.9 million, or 35.6%, from $2.6 million to $1.7 million. The decrease in spending was primarily attributable to a decrease in personnel costs as a result of a reduction in headcount and lower legal expenses.

Management anticipates operating with the reduction in headcount and consequently lower costs for the foreseeable future as it continues to focus on managing expenses.

Other Income, Net.

Other income, net amounted to $9 thousand, compared to other income, net of $58 thousand. Other income, net, consisted primarily of interest income and the change in expense associated with the re-measurement of contingent liabilities.

Income Taxes.

We recorded an income tax provision of $5 thousand and $9 thousand, respectively.

The following comparisons are between the six months ended June 27, 2020 and June 29, 2019:

Revenues.

	Six Months Ended	Six Months Ended
(in thousands)	June 27, 2020	June 29, 2019	Change in $	Change in %
Cyclo G6	$5,036	$6,457	$(1,421)	(22.0%)
Retina	6,742	10,847	(4,105)	(37.8%)
Other	3,462	3,717	(255)	(6.9%)
Total revenues	$15,240	$21,021	$(5,781)	(27.5%)

Our total revenues decreased by $5.8 million, or 27.5%, from $21.0 million to $15.2 million. The decrease is primarily due to a decrease in sales of our retina products, Cyclo G6 products and other revenues as our business was impacted by the COVID-19 pandemic. Revenues from retina products decreased 37.8%, driven by a decrease in both domestic and international as capital equipment sales were especially impacted by the pandemic. Revenues from Cyclo G6 products decreased 22.0%, driven primarily by a decrease in Cyclo G6 probes sales. Other revenues, comprised of service, royalty, freight and legacy G probes, decreased 6.9% due mainly to a decrease in legacy G probes revenues.

Gross Profit and Gross Margin.

Gross profit decreased by $2.5 million, or 28.2%, from $8.8 million to $6.3 million. Gross margin decreased by 0.4 percentage points from 41.9% to 41.5%. The decrease in gross margin was primarily attributable to an increase in manufacturing overhead rate as a result of fixed overhead expenditures being absorbed over a lower sales volume.

Gross margins are expected to fluctuate due to changes in the relative proportion of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and other factors.

Research and Development.

Research and development (“R&D”) expenses decreased by $0.4 million, or 19.1%, from $1.9 million to $1.5 million. The decrease in spending was primarily attributable to a decrease in personnel costs due to a reduction in headcount.

Sales and Marketing.

Sales and marketing expenses decreased by $1.7 million, or 22.6%, from $7.6 million to $5.8 million. The decrease was primarily attributable to a decrease in personnel costs as a result of a reduction in headcount, lower commission expense due to lower sales, lower travel expenses and lower marketing program expenses as a consequence of the COVID-19 pandemic reducing business activity.

General and Administrative.

General and administrative expenses decreased by $1.5 million, or 30.4%, from $4.9 million to $3.4 million. The decrease in spending was primarily attributable to a decrease in personnel costs as a result of a reduction in headcount and lower legal expenses.

Management anticipates operating with the reduction in headcount and consequently lower costs for the foreseeable future as it continues to focus on managing expenses.

Other Income, Net.

Other income, net amounted to $18 thousand, compared to other income, net of $52 thousand. Other income, net, consisted primarily of interest income and the change in expense associated with the re-measurement of contingent liabilities.

Income Taxes.

We recorded an income tax provision of $12 thousand and $15 thousand, respectively.

Liquidity and Capital Resources.

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of June 27, 2020, we had cash and cash equivalents of $11.6 million and working capital of $18.1 million compared to cash and cash equivalents of $12.7 million and working capital of $20.8 million as of December 28, 2019.

Net cash used in operating activities was $3.4 million in the six months ended June 27, 2020 compared to $5.2 million in the six months ended June 29, 2019. The decrease in net cash used in operating activities, expressed in direct cash flow terms, was primarily due to lower vendor payments and lower employee compensation, partially offset by a reduction in cash receipts from customers.

For the six months ended June 27, 2020, net cash used in investing activities was $0.1 million, which consisted of capital expenditures. Net cash used in investing activities for the six months ended June 29, 2019 was $0.3 million, which consisted of $0.1 million on capital expenditures and $0.2 million for payment of the contingent earn-out liability.

For the six months ended June 27, 2020, net cash provided by financing activities was $2.5 million, primarily from the proceeds from a U.S. Small Business Association Loan (the “SBA Loan”) pursuant to the Payroll Protection Program (“PPP”) established under the CARES Act. For the six months ended June 29, 2019, net cash used in financing activities was $0.1 million, which consisted of payroll taxes related to net share settlement of equity awards.

We have historically funded our operations primarily through sales of our products to customers, and through common stock and borrowing arrangements. As of June 27, 2020, our principal sources of liquidity consisted of cash and cash equivalents of $11.6 million. We have incurred net losses over the last several years, and as of June 27, 2020, have an accumulated deficit of approximately $55.0 million. We expect to continue to incur operating losses and negative cash flows from operations through July 3, 2021.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 27, 2020. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our business, results of operation and financial performance have been negatively impacted by the COVID-19 pandemic and related public health responses, such as shelter-in-place orders, social distancing protocols, and travel restrictions in many of the countries and regions in which we have operations or manufacturing partners. Due to these impacts and measures, we have experienced and may continue to experience significant and unpredictable reductions in the demand for our products as healthcare customers divert medical resources and priorities towards the treatment of diseases related to COVID-19. In addition, our customers may delay, cancel or redirect planned capital expenditures in order to focus resources on COVID-19 or in response to economic disruption related to COVID-19. For example, during the six months ended June 27, 2020, we experienced significant decline in treatment and procedure volume worldwide, as healthcare systems diverted resources to meet the increasing demands of managing COVID-19. In addition, the American College of Surgeons, U.S. surgeon general, and medical societies are evaluating the risks of minimally invasive surgeries in the presence of infectious diseases, which we expect will continue to negatively impact the usage of our products and the number of ophthalmic treatments and procedures performed. If these recommendations continue to remain in place and the volume of elective procedures remains low, our results of operations and financial condition will continue to be adversely affected.

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

In April 2020, the Company received an aggregate principal amount of approximately $2.5 million U.S. Small Business Administration Loan (the “SBA Loan”) pursuant to the Payroll Protection Program (“PPP”), established under the CARES Act. The Company may apply for forgiveness of the amount due on the loan if it fulfills certain conditions and applies the loan proceeds to payroll and certain other enumerated items under the CARES Act. Amounts outstanding under the loan will bear a fixed interest rate of 1.00% per annum with a maturity date of April 22, 2022, two years from commencement date. All payments are deferred for six months with interest accruing over the entire period of the SBA Loan. The U.S. Department of the Treasury has announced that it will conduct audits for PPP loans that exceed $2 million. Should we be audited or reviewed by the U.S. Department of the Treasury or the U.S. Small Business Administration as a result of the SBA Loan or filing an application for forgiveness or otherwise, such audit or review could result in the diversion of management’s time and attention, generate negative publicity and cause us to incur legal and reputational costs. If we were to be audited and receive an adverse outcome in such an audit, we could be required to return the full amount of the SBA Loan and may potentially be subject to civil and criminal fines and penalties. We may not have the resources to repay the SBA Loan if required to do so by the federal government.

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

In the past several years, we have experienced supply chain, production and training issues as we have expanded our product lines and sales volumes, and may experience similar issues in the future as we continue to grow our business. For example, we have contracted with a manufacturing company located in Wuhan, China for certain laser systems scheduled for release in the latter half of 2020. Due to the COVID-19 or coronavirus outbreak, release of our manufacturing process and launch of these new laser systems may be delayed or disrupted, and we may need to incur costs to replace or shift this manufacturing process elsewhere. These issues have caused, and may in the future cause, us to reduce or delay the shipment of our products and incur costs to service or replace products already shipped to customers. We have also incurred, and may in the future incur, additional costs to rectify or prevent similar issues in the future. Our efforts to address these supply chain, production and training issues may not be successful, and if we are unable to address these issues in a timely and cost-effective manner, product shipments to our customers could be delayed, our sales levels may suffer and manufacturing and operational costs may increase, any of which would negatively impact our business, results of operations and financial condition.

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

Our ability to sell our products and generate revenues depends upon our direct and independent sales forces within the United States, direct sales force in Germany and relationships with independent international distributors. Currently our direct and independent sales forces within the United States consist of approximately 16 employees and one independent representative, respectively and our direct sales force in Germany consists of one employee. Our international independent distributors are managed by a team of five people. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are largely dependent on the efforts of these third parties. If any distributor breaches the terms of its distribution agreement with us or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory would be adversely affected.

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

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the second quarter of fiscal year 2020, our international sales were $3.0 million, or 49.0% of total revenues. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. All of our international revenues and costs for the second quarter of fiscal year 2020 have been denominated in U.S. dollars except for a sale transacted through our German subsidiary. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our U.S. dollar-denominated products more expensive and thus less competitive in foreign markets and may negatively affect our reported revenue in any particular reporting period. Our international operations and sales are subject to a number of risks and potential costs, including:

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

Our ability to generate incremental revenue growth will depend, in part, on the successful outcome of research and development activities, which may include clinical trials that lead to the development of new products and new applications using our products. Our research and development process is expensive, prolonged, and entails considerable uncertainty. Due to the complexities and uncertainties associated with ophthalmic research and development, products we are currently developing may not complete the development process or obtain the regulatory approvals required to market such products successfully. In addition, our research and development process has been slowed by the impact of COVID-19, and should the COVID-19 economic restrictions worsen, it could delay and disrupt our research and development processes even further.

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

In addition, we derive a meaningful portion of our sales in the form of recurring revenues from selling consumable instrumentation, including our Cyclo G6 probe and EndoProbe devices. Our ability to increase recurring revenues from the sale of consumable products will depend primarily upon the features of our current products and product innovation, the quality of, ease of use and prices of our products, including the relationship to prices of competing products. The level of our service revenues will depend on the quality of service we provide and the responsiveness and the willingness of our customers to request our services rather than purchase competing products or services. Any significant decline in market acceptance of our products or our revenues derived from the sales of laser consoles, delivery devices, consumables or services may have a material adverse effect on our business, results of operations and financial condition.

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

Sales or issuances of a substantial amount of securities, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock. As of June 27, 2020, we had 13,856,969 shares of common stock outstanding, all of which shares were, and continue to be, eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. Future resales of our common stock by our existing stockholders could cause the market price of our common stock to decline.

As of June 27, 2020, holders of an aggregate of 973,204 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our other stockholders. In addition, the shares of common stock subject to outstanding options and Restricted Stock Units under our 2008 Equity Incentive Plan and the shares reserved for future issuance under the Incentive Plan may become eligible for sale in the public markets in the future, subject to certain legal and control limitations.

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

Our success and ability to compete is dependent, in part, upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. Our patent portfolio includes 23 active United States patents and six active foreign patents on the technologies related to our products and processes. In addition, we have six patent applications pending in the United States and 12 foreign patent applications pending. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Patents have a limited lifetime and once a patent expires competition may increase.

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

We obtained FDA clearance for an updated TruFocus LIO Premiere™ device. The updated device includes expanded user instructions and minor design changes. Use of the updated LIO may result in adverse events, including those observed with the prior LIO device. If physician use of our updated LIO results in serious adverse events, we may have to initiate another recall or utilize additional resources to further evaluate the design of the LIO device. Furthermore, in light of the recall, we cannot provide any assurance that the updated LIO, once launched, will achieve market acceptance. We will be required to devote significant resources to launch and market the updated LIO and cannot provide any assurance that these activities will generate revenue as anticipated. If our revenue grows more slowly than we expect because of a delay in or a lack of market acceptance for our updated LIO, our business and financials will be adversely affected.

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

The comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) was enacted in the United States on December 22, 2017 and includes, among other items, a reduction in the federal corporate income tax rate from 35% to 21%, certain interest expense deduction limitations and changes in the timing of certain taxable income. We are required to recognize the effect of the tax law changes in the period of enactment, such as re-measuring our U.S. deferred tax assets and liabilities and reassessing the net realizability of our deferred tax assets and liabilities.

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

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including changes in foreign currency exchange rates, quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. During the second quarter of fiscal year 2020, the trading price of our common stock fluctuated from a low of $1.40 per share to a high of $2.58 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

Our directors, executive officers, current five percent or greater stockholders and affiliated entities together beneficially own a significant portion of our common stock outstanding as of June 27, 2020. Having such a concentration of ownership may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from seeking to acquire, a majority of our outstanding common stock or control of our board of directors through a proxy solicitation.

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

IRIDEX Corporation (Registrant)

Date: August 7, 2020	By:	/s/ DAVID I. BRUCE
		Name:	David I. Bruce
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2020	By:	/s/ JAMES H. MACKANESS
		Name:	James H. Mackaness
		Title:	Interim Chief Financial Officer (Principal Financial Officer)