Form 10-Q
period 2020-09-26
IRIDEX CORP
filed 2020-11-10
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2020

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

The number of shares of common stock, $0.01 par value, issued and outstanding as of October 22, 2020 was 13,897,563.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

IRIDEX Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share and per share data)

	September 26, 2020	December 28, 2019 (1)
ASSETS
Current assets:
Cash and cash equivalents	$11,932	$12,653
Accounts receivable, net of allowance for doubtful accounts of $278 as of September 26, 2020 and $187 as of December 28, 2019	6,083	9,323
Inventories	7,004	8,174
Prepaid expenses and other current assets	542	401
Total current assets	25,561	30,551
Property and equipment, net	451	730
Intangible assets, net	72	84
Goodwill	533	533
Operating lease right-of-use assets, net	1,693	2,764
Other long-term assets	149	151
Total assets	$28,459	$34,813
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,475	$2,592
Accrued compensation	1,889	2,398
Accrued expenses	1,682	1,544
Current portion of PPP loan	1,526	—
Accrued warranty	182	380
Deferred revenue	1,072	1,450
Operating lease liabilities	1,387	1,414
Total current liabilities	9,213	9,778
Long-term liabilities:
PPP loan	971	—
Accrued warranty	102	156
Deferred revenue	286	360
Operating lease liabilities	616	1,795
Other long-term liabilities	19	19
Total liabilities	11,207	12,108
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding 13,897,353 and 13,785,233 shares as of September 26, 2020 and December 28, 2019, respectively	148	147
Additional paid-in capital	73,837	73,093
Accumulated other comprehensive income	32	80
Accumulated deficit	(56,765)	(50,615)
Total stockholders’ equity	17,252	22,705
Total liabilities and stockholders’ equity	$28,459	$34,813

(1)	Derived from the audited consolidated financial statements included in the Annual Report on Form 10-K filed with the SEC for the year ended December 28, 2019.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Total revenues	$8,803	$10,664	$24,043	$31,685
Cost of revenues	5,149	6,381	14,067	18,596
Gross profit	3,654	4,283	9,976	13,089
Operating expenses:
Research and development	869	1,007	2,395	2,894
Sales and marketing	2,959	3,508	8,804	11,061
General and administrative	1,672	1,621	5,060	6,491
Total operating expenses	5,500	6,136	16,259	20,446
Loss from operations	(1,846)	(1,853)	(6,283)	(7,357)
Other income, net	135	75	153	127
Loss from operations before provision for income taxes	(1,711)	(1,778)	(6,130)	(7,230)
Provision for income taxes	8	7	20	22
Net loss	$(1,719)	$(1,785)	$(6,150)	$(7,252)
Net loss per share:
Basic	$(0.12)	$(0.13)	$(0.44)	$(0.53)
Diluted	$(0.12)	$(0.13)	$(0.44)	$(0.53)
Weighted average shares used in computing net loss per common share:
Basic	13,893	13,768	13,824	13,682
Diluted	13,893	13,768	13,824	13,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net loss	$(1,719)	$(1,785)	$(6,150)	$(7,252)
Foreign currency translation adjustments	(41)	36	(48)	32
Comprehensive loss	$(1,760)	$(1,749)	$(6,198)	$(7,220)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited, in thousands, except share data)

For the three months ended September 26, 2020	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances, June 27, 2020	13,856,969	$148	$73,619	$73	$(55,046)	$18,794
Employee stock-based compensation expense			243			243
Release of restricted stock, net of taxes paid	40,384	-	(25)			(25)
Other comprehensive income				(41)		(41)
Net income					(1,719)	(1,719)
Balances, September 26, 2020	13,897,353	$148	$73,837	$32	$(56,765)	$17,252

For the nine months ended September 26, 2020	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances, December 28, 2019	13,785,233	$147	$73,093	$80	$(50,615)	$22,705
Employee stock-based compensation expense			774			774
Release of restricted stock, net of taxes paid	112,120	1	(30)			(29)
Other comprehensive income				(48)		(48)
Net income					(6,150)	(6,150)
Balances, September 26, 2020	13,897,353	$148	$73,837	$32	$(56,765)	$17,252

For the three months ended September 28, 2019	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances, June 29, 2019	13,746,959	$147	$72,685	$66	$(47,269)	$25,629
Employee stock-based compensation expense			158			158
Release of restricted stock, net of taxes paid	31,913	0	(50)			(50)
Other comprehensive income				36		36
Net income					(1,785)	(1,785)
Balances, September 28, 2019	13,778,872	$147	$72,793	$102	$(49,054)	$23,988

For the nine months ended September 28, 2019	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances, December 29, 2018	13,602,052	$145	$71,548	$70	$(41,802)	$29,961
Issuance of common stock under stock option plan	210					—
Employee stock-based compensation expense			1,398			1,398
Release of restricted stock, net of taxes paid	176,610	2	(153)			(151)
Other comprehensive income				32		32
Net income					(7,252)	(7,252)
Balances, September 28, 2019	13,778,872	$147	$72,793	$102	$(49,054)	$23,988

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended
	September 26, 2020	September 28, 2019
Operating activities:
Net loss	$(6,150)	$(7,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	399	534
Change in fair value of earn-out liability	—	47
Stock-based compensation	774	1,398
Provision for doubtful accounts	138	25
Loss on sale of property and equipment	13	—
Changes in operating assets and liabilities:
Accounts receivable	3,110	265
Inventories	1,155	(188)
Prepaid expenses and other current assets	(141)	(43)
Operating lease right-of-use assets	1,073	922
Other long-term assets	5	11
Accounts payable	(1,117)	(86)
Accrued compensation	(510)	(1,015)
Accrued expenses	135	(726)
Accrued warranty	(252)	(347)
Deferred revenue	(452)	(331)
Operating lease liabilities	(1,209)	(938)
Net cash used in operating activities	(3,029)	(7,724)
Investing activities:
Acquisition of property and equipment	(87)	(125)
Payment on earn-out liability	—	(318)
Proceeds from sale of property and equipment	3	—
Net cash used in investing activities	(84)	(443)
Financing activities:
Proceeds from PPP loan	2,497	—
Taxes paid related to net share settlements of equity awards	(29)	(151)
Net cash provided by (used in) financing activities	2,468	(151)
Effect of foreign exchange rate changes	(76)	72
Net decrease in cash and cash equivalents	(721)	(8,246)
Cash and cash equivalents, beginning of period	12,653	21,194
Cash and cash equivalents, end of period	$11,932	$12,948
Supplemental disclosure of cash flow information:
Cash (received) paid during the period for income taxes	$(25)	$19
Supplemental disclosure of non-cash activities:
Transfer of inventory to property and equipment	$36	$65

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019, which was filed with the Securities and Exchange Commission (“SEC”) on March 13, 2020. The results of operations for the three and nine months ended September 26, 2020 and September 28, 2019 are not necessarily indicative of the results for the fiscal year ending January 2, 2021 or any future interim period. The three and nine months ended September 26, 2020 and September 28, 2019, each had 13 weeks. For purposes of reporting the financial results, the Company’s fiscal years end on the Saturday closest to the end of December. Periodically, the Company includes a 53rd week to a year in order to end that year on the Saturday closest to the end of December.

Liquidity.

We have historically funded our operations primarily through sales of our products to customers, and through common stock and borrowing arrangements. As of September 26, 2020, our principal sources of liquidity consisted of cash and cash equivalents of $11.9 million. We have incurred net losses over the last several years, and as of September 26, 2020, have an accumulated deficit of approximately $56.8 million. We expect to continue to incur operating losses and negative cash flows from operations through October 2, 2021.

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

(1)

Product Sale Only: The Company’s products consist of laser consoles, delivery devices and consumable instrumentation, including laser probes. The Company’s products are currently sold for use by ophthalmologists specializing in the treatment of glaucoma and retinal diseases. Inside the United States and Germany the products are sold directly to the end users.  In other countries outside of the United States and Germany, the Company utilizes independent, third-party distributors to market and sell the Company’s products. There is no continuing obligation subsequent to the shipment to these distributors.

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

(2)

LAP Program: The Company sometimes enters into LAP contracts with customers. Under the LAP program, the system is given away free of charge and title is transferred after the customer purchases the minimum required number of boxes of probes (classified as disposables). Customers with older machines have the ability to trade in their old machines for the most current laser equipment offered in the program (Cyclo G6 Laser) and receive a discount on the program’s minimum purchase requirements. Under ASC 606, this non-cash consideration must be included in the transaction price. However, the Company has determined that there is no value associated with the old machines and the trade in is essentially offered to encourage customers to purchase more consumables under the program.

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

Leases.

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use (“ROU”) assets, net and Operating lease liabilities in our condensed consolidated balance sheets. As of September 26, 2020 and as of December 28, 2019, the Company was not a party to finance lease arrangements.

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

We market our products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of our customers and maintains an allowance for potential credit losses. Historically, we have not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the three and nine months ended September 26, 2020, no single customer accounted for more than 10% of total revenues. For the three and nine months ended September 28, 2019, no single customer accounted for more than 10% of total revenues. As of September 26, 2020, no customer accounted for over 10% of our accounts receivable. As of December 28, 2019, one customer accounted for more than 10% of our accounts receivable, representing 11%.

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

A reconciliation of the changes in the Company’s deferred revenue balance for the nine months ended September 26, 2020 and September 28, 2019 is as follows:

	Nine Months Ended
	September 26, 2020	September 28, 2019
Balance, beginning of period	$1,810	$2,225
Additions to deferral	1,067	1,580
Revenue recognized	(1,516)	(1,892)
Deductions from reserves	(3)	(19)
Balance, end of period	1,358	1,894
Non-current portion of deferred revenue	286	366
Current portion of deferred revenue	$1,072	$1,528

During the nine months ended September 26, 2020 and September 28, 2019, approximately $1.0 million and $1.2 million were recognized pertaining to amounts deferred as of December 28, 2019 and December 29, 2018, respectively.

Warranty.

The Company currently provides a two-year full warranty on its products. The associated costs of these warranties are accrued for upon shipment of the products. The Company’s warranty policy is applicable to products which are considered defective in their performance or fail to meet the product specifications. Warranty costs are reflected in the condensed consolidated statements of operations as cost of revenues.

A reconciliation of the changes in the Company’s warranty liability for the nine months ended September 26, 2020 and September 28, 2019 is as follows:

	Nine Months Ended
	September 26, 2020	September 28, 2019
Balance, beginning of period	$536	$860
Accruals for product warranties	85	219
Cost of warranty claims	(108)	(232)
Adjustment to pre-existing warranties	(229)	(334)
Balance, end of period	$284	$513

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

3. Inventories

The components of the Company’s inventories as of September 26, 2020 and December 28, 2019 are as follows:

	September 26, 2020	December 28, 2019
Raw materials	$2,411	$2,043
Work in process	601	1,111
Finished goods	3,992	5,020
Total inventories	$7,004	$8,174

4. Goodwill and Intangible Assets

Goodwill.

The carrying value of goodwill was $0.5 million as of September 26, 2020 and December 28, 2019.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an annual impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceed the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test during the second quarter of fiscal year 2020 and determined that its goodwill was not impaired. As of September 26, 2020, the Company had not identified any factors that indicated there was an impairment of its goodwill and determined that no additional impairment analysis was then required.

Intangible Assets.

The following table summarizes the components of gross and net intangible asset balances (in thousands):

	September 26, 2020				December 28, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	240	168	72	4.50 Years	240	156	84

For the nine months ended September 26, 2020 and September 28, 2019, amortization expense totaled $12 thousand for each period.

The amortization of customer relationships was charged to sales and marketing expense. Future estimated amortization expense (in thousands):

Fiscal Year:
2020 (three months)	$4
2021	16
2022	16
2023	16
2024	16
Thereafter	4
Total	$72

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of September 26, 2020 and December 28, 2019, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company’s PPP loan as of September 26, 2020, approximates its fair value based on the specified interest rate.

As of September 26, 2020 and December 28, 2019, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows:

	As of September 26, 2020				As of December 28, 2019
	Fair Value Measurements				Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$8,746	$—	$—	$8,746	$10,711	$—	$—	$10,711

The Company’s Level 1 financial assets are money market funds whose fair values are based on quoted market prices. The Company does not have any Level 2 and Level 3 financial assets or liabilities.

6. PPP Loan

On April 23, 2020, the Company qualified for and received a loan pursuant to the Paycheck Protection Program, a program implemented by the U.S. Small Business Administration under the Coronavirus Aid, Relief, and Economic Security Act, from a qualified lender (the “PPP Lender”), for an aggregate principal amount of approximately $2.5 million (the "PPP Loan"). The PPP Loan bears interest at a fixed rate of 1.0% per annum, with the first six months of interest deferred, has a term of two years, and is unsecured and guaranteed by the U.S. Small Business Administration. The principal amount of the PPP Loan is subject to forgiveness under the Paycheck Protection Program upon the Company’s request to the extent that the PPP Loan proceeds are used to pay expenses permitted by the Paycheck Protection Program, including payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company. On September 22, 2020, the Company submitted the PPP Loan forgiveness application for the entire amount of approximately $2.5 million. The accrued interest is $10 thousand as of September 26, 2020. The Company cannot provide assurance that principal and interest amounts under the PPP Loan will be forgiven. To the extent that all or part of the PPP Loan is not forgiven, the Company will be required to pay interest on the PPP Loan at a rate of 1.0% per annum, and starting in November 2020 principal and interest payments will be required through the maturity date in April 2022. The terms of the PPP Loan provide for customary events of default including, among other things, payment defaults, breach of representations, and insolvency events.

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

7. Commitments and Contingencies

COVID-19.

The COVID-19 pandemic has created and may continue to create significant uncertainty in global markets, which has disrupted and harmed, and may continue to disrupt and harm, the Company's business, financial condition, and results of operations. Beginning in the middle of March 2020, the pandemic and responses thereto contributed to a decrease in the demand for our products, primarily due to most hospitals ceasing elective surgical procedures. This impact continued through the third quarter of 2020. The extent of the impact of COVID-19 on the Company's operational and financial performance will depend on certain developments, including but not limited to the duration and spread of the outbreak, duration of local, state and federal issued public health orders, impact on our customers and our sales cycles, impact on our employees and impact on regional and worldwide economies and markets in general, all of which are uncertain and cannot be predicted.

Operating Lease Commitments.

Our operating lease commitments consist of facility and office equipment leases. Operating lease expenses for the nine months ended September 26, 2020 and September 28, 2019 were approximately $1.0 million during each period. The weighted average discount rate used in calculating the present value of lease payments was 5.4%. As of September 26, 2020, the weighted average remaining lease term for our operating leases was 1.4 years.

The following represents maturities of operating lease liabilities as of September 26, 2020 (in thousands):

Fiscal Year	Operating Lease Payments
Remainder of 2020 (3 months)	$366
2021	1,462
2022	258
2023	—
2024	—
Total lease payments	2,086
Less: Imputed interest	(83)
Total lease liabilities	$2,003

Purchase Commitments.

Our purchase commitments consist primarily of non-cancellable purchase commitments with vendors to manufacture certain components and ophthalmic instrumentation. As of September 26, 2020, our future minimum payments through fiscal year 2021 for our purchase commitments were approximately $9.9 million.

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

2008 Equity Incentive Plan.

The terms of awards granted during the nine months ended September 26, 2020 were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 28, 2019.

The following table shows stock-based compensation expenses included in the condensed consolidated statements of operations for the three and nine months ended September 26, 2020 and September 28, 2019:

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Cost of revenues	$46	$16	$105	$45
Research and development	(27)	—	(34)	165
Sales and marketing	149	81	322	290
General and administrative	75	61	381	898
	$243	$158	$774	$1,398

Stock-based compensation expense capitalized to inventory was immaterial for the nine months ended September 26, 2020 and September 28, 2019.

Occasionally, the Company will grant stock-based instruments to non-employees. During the nine months ended September 26, 2020 and September 28, 2019, the amount of stock-based compensation related to non-employee options and RSUs was not material.

As of September 26, 2020, there was $2.6 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements. The cost is expected to be recognized over a weighted average period of 2.3 years.

Summary of Stock Options.

The following table summarizes stock options information during the nine months ended September 26, 2020:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding as of December 28, 2019	1,383,552	$6.11
Granted	519,450	$2.13
Exercised	—	$—
Canceled or forfeited	(225,941)	$6.79
Outstanding as of September 26, 2020	1,677,061	$4.79	$3

The weighted average grant date fair value of the options granted was $1.06 and $1.75 per share for the nine months ended September 26, 2020 and September 28, 2019, respectively.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock-based awards (options) with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Average risk free interest rate	0.22%	1.58%	0.25%	1.75%
Expected life (in years)	4.55 years	4.55 years	4.55 years	4.55 years
Dividend yield	—%	—%	—%	—%
Average volatility	63%	48%	62%	45%

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

Information regarding stock options outstanding, vested, expected to vest, and exercisable as of September 26, 2020 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Options outstanding	1,677,061	$4.79	5.46	$3
Options vested and expected to vest	1,444,890	$5.02	5.33	$3
Options exercisable	558,959	$7.11	4.07	$—

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of September 26, 2020, that would have been received by option holders had all option holders exercised their stock options as of that date. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the nine months ended September 26, 2020 and September 28, 2019 was approximately $0 thousand each period.

Summary of Restricted Stock Units and Awards

Information regarding the restricted stock units (“RSUs”) activity for the nine months ended September 26, 2020 is summarized below:

Number of Shares
Outstanding as of December 28, 2019	411,133
Restricted stock units granted	371,877
Restricted stock units released	(125,914)
Restricted stock units forfeited	(121,535)
Outstanding as of September 26, 2020	535,561

9. Income Taxes

Provision for Income Tax.

The Company calculates its interim tax provision in accordance with the provisions of ASC 740-270, Income Taxes; Interim Reporting. For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur. The Company recorded a provision for income tax of $20 thousand and $22 thousand for the nine months ended September 26, 2020 and September 28, 2019, respectively.

Deferred Income Taxes.

The Company accounts for income taxes in accordance with ASC topic 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. As of the third quarter of fiscal year 2020, based on the Company’s recent history of losses and its forecasted losses, management believes on the more likely than not basis that a full valuation allowance is required. Accordingly, the Company continues to provide a full valuation allowance on its federal and states deferred tax assets.

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

CARES Act.

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” (the “CARES Act”) was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. These provisions are not expected to have a material effect on the Company’s consolidated financial statements. The Company obtained a PPP Loan. A portion, or all, of the PPP Loan may be forgiven. The Company cannot provide assurance that principal and interest amounts under the PPP Loan will be forgiven. If the PPP Loan is forgiven, the Company may qualify to not include the debt forgiveness income as taxable income. Given the Company has a full valuation allowance, the impact of the PPP Loan is not expected to be material.

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

For the three months ended September 26, 2020 and September 28, 2019, potential shares from stock options and RSUs totaling 1,392,132 and 1,182,083 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding. For the nine months ended September 26, 2020 and September 28, 2019, potential shares from stock options and RSUs totaling 1,292,871 and 1,144,817 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding.

A reconciliation of the numerator and denominator of basic and diluted net loss per common share is provided as follows:

	Three Months Ended		Nine Months Ended
(in thousands except per share data)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Numerator:
Net loss	$(1,719)	$(1,785)	$(6,150)	$(7,252)
Denominator:
Weighted average shares of common stock (basic)	13,893	13,768	13,824	13,682

Weighted average shares of common stock (diluted)	13,893	13,768	13,824	13,682
Per share data:
Basic net loss per share	$(0.12)	$(0.13)	$(0.44)	$(0.53)
Diluted net loss per share	$(0.12)	$(0.13)	$(0.44)	$(0.53)

11. Business Segments

The Company operates in one segment, ophthalmology. The Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service, and support activities.

Revenue information shown by product group is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Cyclo G6	$2,776	$2,962	$7,812	$9,419
Retina	4,429	5,788	11,171	16,635
Other(1)	1,598	1,914	5,060	5,631
Total revenues	$8,803	$10,664	$24,043	$31,685

(1) Includes service contract revenues of $302 and $437 and $929 and $1,041 recognized during the three and nine months ended September 26, 2020 and September 28, 2019, respectively. Other also includes revenues from paid service, royalty, freight and legacy G probes.

Revenue information shown by geographic region, based on the sales destination, is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
United States	$5,269	$5,833	$12,881	$16,362
Europe	1,913	2,112	5,316	7,176
Rest of Americas	599	735	1,221	2,107
Asia/Pacific Rim	1,022	1,984	4,625	6,040
Total revenues	$8,803	$10,664	$24,043	$31,685

Revenues are attributed to countries based on the location of end customers.

Other than the United States, no individual country accounted for more than 10% of the Company’s revenues during the three and nine months ended September 26, 2020.   Other than the United States, no individual country accounted for more than 10% of the Company’s revenues during the three and nine months ended September 28, 2019. The United States accounted for 59.9% and 54.7% of revenues for the three months ended September 26, 2020 and September 28, 2019, respectively. International sales accounted for 40.1% and 45.3% of revenues for the three months ended September 26, 2020 and September 28, 2019, respectively. For the nine months ended September 26, 2020 and September 28, 2019, the United States accounted for 53.6% and 51.6% of revenues, respectively. For the nine months ended September 26, 2020 and September 28, 2019, international sales accounted for 46.4% and 48.4% of revenues, respectively.

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

In the third quarter of 2020, revenue decreased approximately 17% as compared to the same period in 2019. This decrease was primarily attributed to the decrease in surgical elective procedures using our products, in part caused by limitations on the availability of such procedures and hospitals’ capacities to provide them and delays in capital purchases caused by the general uncertainty in the near term business environment. The extent to which our operations will be impacted by the outbreak will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities, hospitals and private businesses to contain the outbreak or recover from its impact, among other things. Due to the nature of the Company’s business, the availability of elective surgical procedures and customers’ ability to make capital purchases directly impacts the Company’s revenue and operations. We are actively monitoring the ongoing impact of the COVID-19 pandemic and its impact on elective surgical procedures throughout the U.S.

We expect our results of operations to be impacted for so long as the COVID-19 pandemic continues.

For more information on risks associated with the COVID-19 outbreak, see the section titled “Risk Factors” in Item 1A of Part II.

Results of Operations

The following table sets forth certain operating data as a percentage of revenues:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	58.5%	59.8%	58.5%	58.7%
Gross margin	41.5%	40.2%	41.5%	41.3%
Operating expenses:
Research and development	9.9%	9.4%	10.0%	9.1%
Sales and marketing	33.6%	32.9%	36.6%	34.9%
General and administrative	19.0%	15.2%	21.0%	20.5%
Total operating expenses	62.5%	57.5%	67.6%	64.5%
Loss from operations	(21.0%)	(17.3%)	(26.1%)	(23.2%)
Other income, net	1.6%	0.7%	0.6%	0.4%
Loss from operations before provision for income taxes	(19.4%)	(16.6%)	(25.5%)	(22.8%)
Provision for income taxes	0.1%	0.1%	0.1%	0.1%
Net loss	(19.5%)	(16.7%)	(25.6%)	(22.9%)

The following comparisons are between the three months ended September 26, 2020 and September 28, 2019:

Revenues.

	Three Months Ended	Three Months Ended
(in thousands)	September 26, 2020	September 28, 2019	Change in $	Change in %
Cyclo G6	$2,776	$2,962	$(186)	(6.3%)
Retina	4,429	5,788	(1,359)	(23.5%)
Other	1,598	1,914	(316)	(16.5%)
Total revenues	$8,803	$10,664	$(1,861)	(17.5%)

Our total revenues decreased by $1.9 million, or 17.5%, from $10.7 million to $8.8 million. Our business continues to be impacted by the COVID-19 pandemic with sales of our retina products most impacted, followed by other revenues, and our Cyclo G6 products the least impacted. Revenues from retina products decreased 23.5%, as a result of capital equipment sales being especially negatively impacted by the pandemic. Revenues from Cyclo G6 probes were up as the number of non-incisional MicroPulse Transscleral Laser Therapy treatments for glaucoma rebounded, but overall revenues from Cyclo G6 products decreased 6.3%, as a result of lower Cyclo G6 systems sales. Other revenues, comprised of service, royalty, freight and legacy G probes, decreased 16.5% due mainly to a decrease in legacy G probes and royalty revenues.

While we believe that demand for our products remains, the overall capital expenditure landscape within hospitals, surgi-centers and physician offices has been impacted by the general level of uncertainty brought on by COVID-19. Until this stabilizes, we anticipate capital expenditures may continue to be deferred.

Gross Profit and Gross Margin.

Gross profit decreased by $0.6 million, or 14.7%, from $4.3 million to $3.7 million. Gross margin increased by 1.3 percentage points from 40.2% to 41.5%. The increase in gross margin was primarily attributable to a shift in geographic mix and product mix, partially offset by an increase in the manufacturing overhead rate as a result of fixed overhead expenditures being absorbed over a lower sales volume.

Gross margins are expected to fluctuate due to changes in the relative proportion of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and other factors.

Research and Development.

Research and development (“R&D”) expenses decreased by $0.1 million, or 13.7%, from $1.0 million to $0.9 million. The decrease in spending was primarily attributable to a decrease in consulting expenses.

Sales and Marketing.

Sales and marketing expenses decreased by $0.5 million, or 15.6%, from $3.5 million to $3.0 million. The decrease was primarily attributable to a decrease in personnel costs as a result of a reduction in headcount, lower commission expense due to lower sales, lower travel expenses and lower marketing program expenses as a consequence of the COVID-19 pandemic reducing business activity.

General and Administrative.

General and administrative expenses increased by $0.1 million, or 3.1%, from $1.6 million to $1.7 million. The increase in spending was primarily attributable to an increase in consulting expenses, partially offset by a decrease in personnel costs as a result of a reduction in headcount.

Management anticipates operating with the reduction in headcount and consequently lower costs for the foreseeable future as it continues to focus on managing expenses.

Other Income, Net.

Other income, net was flat at $0.1 million for both periods. Other income, net, consisted primarily of interest income or expense, foreign currency gain or loss and the change in expense associated with the re-measurement of contingent liabilities.

Income Taxes.

We recorded an income tax provision of $8 thousand and $7 thousand, respectively.

The following comparisons are between the nine months ended September 26, 2020 and September 28, 2019:

Revenues.

	Nine Months Ended	Nine Months Ended
(in thousands)	September 26, 2020	September 28, 2019	Change in $	Change in %
Cyclo G6	$7,812	$9,419	$(1,607)	(17.1%)
Retina	11,171	16,635	(5,464)	(32.8%)
Other	5,060	5,631	(571)	(10.1%)
Total revenues	$24,043	$31,685	$(7,642)	(24.1%)

Our total revenues decreased by $7.6 million, or 24.1%, from $31.7 million to $24.0 million. Our business has been impacted by the onset of COVID-19 pandemic at the beginning of the year with sales of our retina products most impacted, followed by our Cyclo G6 products, and other revenues the least impacted. Revenues from retina products decreased 32.8%, driven by a decrease in both domestic and international as capital equipment sales were especially impacted by the pandemic. Revenues from Cyclo G6 products decreased 17.1%, with a decrease in both Cyclo G6 systems and probes sales. Other revenues, comprised of service, royalty, freight and legacy G probes, decreased 10.1% due mainly to a decrease in legacy G probes and royalty revenues.

While we believe that demand for our products remains, the overall capital expenditure landscape within hospitals, surgi-centers and physician offices has been impacted by the general level of uncertainty brought on by COVID-19. Until this stabilizes, we anticipate capital expenditures may continue to be deferred.

Gross Profit and Gross Margin.

Gross profit decreased by $3.1 million, or 23.8%, from $13.1 million to $10.0 million. Gross margin increased by 0.2 percentage points from 41.3% to 41.5%. The increase in gross margin was primarily attributable to favorable geographic and product mix, partially offset by an increase in manufacturing overhead rate as a result of fixed overhead expenditures being absorbed over a lower sales volume.

Gross margins are expected to fluctuate due to changes in the relative proportion of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and other factors.

Research and Development.

Research and development (“R&D”) expenses decreased by $0.5 million, or 17.2%, from $2.9 million to $2.4 million. The decrease in spending was primarily attributable to a consulting expense and a decrease in personnel costs due to a reduction in headcount.

Sales and Marketing.

Sales and marketing expenses decreased by $2.3 million, or 20.4%, from $11.1 million to $8.8 million. The decrease was primarily attributable to a decrease in personnel costs as a result of a reduction in headcount, lower commission expense due to lower sales, lower travel expenses and lower marketing program expenses as a consequence of the COVID-19 pandemic reducing business activity.

General and Administrative.

General and administrative expenses decreased by $1.4 million, or 22.0%, from $6.5 million to $5.1 million. The decrease in spending was primarily attributable to a decrease in personnel costs as a result of a reduction in headcount and lower legal expenses.

Management anticipates operating with the reduction in headcount and consequently lower costs for the foreseeable future as it continues to focus on managing expenses.

Other Income, Net.

Other income, net amounted to $0.2 million, compared to other income, net of $0.1 million. Other income, net, consisted primarily of interest income or expense, foreign currency gain or loss and the change in expense associated with the re-measurement of contingent liabilities.

Income Taxes.

We recorded an income tax provision of $20 thousand and $22 thousand, respectively.

Liquidity and Capital Resources.

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of September 26, 2020, we had cash and cash equivalents of $11.9 million and working capital of $16.3 million compared to cash and cash equivalents of $12.7 million and working capital of $20.8 million as of December 28, 2019.

Net cash used in operating activities was $3.0 million in the nine months ended September 26, 2020 compared to $7.7 million in the nine months ended September 28, 2019. The decrease in net cash used in operating activities, expressed in direct cash flow terms, was primarily due to lower vendor payments and lower employee compensation, partially offset by a reduction in cash receipts from customers.

For the nine months ended September 26, 2020, net cash used in investing activities was $0.1 million, which consisted of capital expenditures. Net cash used in investing activities for the nine months ended September 28, 2019 was $0.4 million, which consisted of $0.1 million on capital expenditures and $0.3 million for payment of the contingent earn-out liability.

For the nine months ended September 26, 2020, net cash provided by financing activities was $2.5 million, primarily from the proceeds from a U.S. Small Business Association Loan (the “SBA Loan”) pursuant to the Payroll Protection Program (“PPP”) established under the CARES Act. For the nine months ended September 28, 2019, net cash used in financing activities was $0.2 million, which consisted of payroll taxes related to net share settlement of equity awards.

We have historically funded our operations primarily through sales of our products to customers, and through common stock and borrowing arrangements. As of September 26, 2020, our principal sources of liquidity consisted of cash and cash equivalents of $11.9 million. We have incurred net losses over the last several years, and as of September 26, 2020, have an accumulated deficit of approximately $56.8 million. We expect to continue to incur operating losses and negative cash flows from operations through October 2, 2021.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 26, 2020. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our business, results of operation and financial performance have been negatively impacted by the COVID-19 pandemic and related public health responses, such as shelter-in-place orders, social distancing protocols, and travel restrictions in many of the countries and regions in which we have operations or manufacturing partners. Due to these impacts and measures, we have experienced and may continue to experience significant and unpredictable reductions in the demand for our products as healthcare customers divert medical resources and priorities towards the treatment of diseases related to COVID-19. In addition, our customers may delay, cancel or redirect planned capital expenditures in order to focus resources on COVID-19 or in response to economic disruption related to COVID-19. For example, during the nine months ended September 26, 2020, we experienced significant decline in treatment and procedure volume worldwide, as healthcare systems diverted resources to meet the increasing demands of managing COVID-19. In addition, the American College of Surgeons, U.S. surgeon general, and medical societies are evaluating the risks of minimally invasive surgeries in the presence of infectious diseases, which we expect will continue to negatively impact the usage of our products and the number of ophthalmic treatments and procedures performed. If these recommendations continue to remain in place and the volume of elective procedures remains low, our results of operations and financial condition will continue to be adversely affected.

As a result of the COVID-19 outbreak around the world, we have adopted several measures including instructing employees to work from home while under shelter-in-place orders, slowing our manufacturing operations, and restricting non-critical business travel by our employees. In April and May, following shelter-in-place orders, the Company operated with limited personnel at our facilities to continue essential operations. In June 2020, we implemented return-to-work phases in conjunction with a social distancing protocol to safely continue essential operations to best meet customer demands in light of the pandemic. This has caused disruption and delays in our ability to operate and manufacture, test and assemble products in our internal facilities, particularly in our Mountain View, California facility, and has limited our ability to continue certain research and development activities which could materially and adversely affect our ability to develop new products and technologies on the timelines we previously anticipated.

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

In April 2020, the Company received an aggregate principal amount of approximately $2.5 million U.S. Small Business Administration Loan (the “SBA Loan”) pursuant to the Payroll Protection Program (“PPP”), established under the CARES Act. The SBA Loan is subject to forgiveness under the PPP upon the Company’s request to the extent that the proceeds are used to pay expenses permitted by the PPP, including payroll costs, covered rent and mortgage obligations, and covered utility payments. In September 2020, the Company submitted an application for forgiveness of the entire amount due on the loan. Amounts outstanding under the loan will bear a fixed interest rate of 1.00% per annum with a maturity date of April 22, 2022, two years from commencement date. All payments are deferred for six months with interest accruing over the entire period of the SBA Loan. The U.S. Department of the Treasury has announced that it will conduct audits for PPP loans that exceed $2 million. Should we be audited or reviewed by the U.S. Department of the Treasury or the U.S. Small Business Administration as a result of the SBA Loan or filing an application for forgiveness or otherwise, such audit or review could result in the diversion of management’s time and attention, generate negative publicity and cause us to incur legal and reputational costs. If we were to be audited and receive an adverse outcome in such an audit, we could be required to return the full amount of the SBA Loan and may potentially be subject to civil and criminal fines and penalties. We may not have the resources to repay the SBA Loan if required to do so by the federal government.

The Company cannot provide assurance that the principal and interest amounts under the PPP Loan will be forgiven. If all or substantially all of the SBA Loan is not forgiven or it is subsequently determined that it must be repaid, we may be required to use a substantial portion of our cash flows from operations to pay interest and principal on the SBA Loan. Although we currently have no intention of repaying the SBA Loan, we may decide to repay it in the future. Any such repayment of the SBA Loan will reduce the funds available to us for working capital, capital expenditures, and other corporate purposes and may limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans, and other investments or divert funds that are otherwise necessary to run our business. We cannot assure you that our business will generate sufficient cash flow from operations or that future financing will be available to us in amounts sufficient to enable us to make required and timely repayments on our indebtedness, or to fund our operations. To date, we have used a substantial amount of cash for operating activities, and we cannot assure you when we will begin to generate cash from operating activities in amounts sufficient to service our debt. Additionally, though we believe we are eligible for the SBA Loan under the PPP, our receipt of the SBA Loan could result in negative publicity, or expose us to liability under the federal False Claims Act, which prohibits the known filing of a false claim or the known use of false statements to obtain payment from the federal government, if it is determined that we were in fact not eligible to take the SBA Loan in the first instance.

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

We rely on our direct and independent sales forces and network of international distributors to sell our products and if we lose our sales force or distributor relationships, it could harm our business.

Our ability to sell our products and generate revenues depends upon our direct and independent sales forces within the United States, direct sales force in Germany and relationships with independent international distributors. Currently our direct and independent sales forces within the United States consist of approximately 16 employees and one independent representative, respectively and our direct sales force in Germany consists of one employee. Our international independent distributors are managed by a team of five people. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are largely dependent on the efforts of these third parties. If any distributor breaches the terms of its distribution agreement with us or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory could be adversely affected.

We do not have any long-term employment contracts with the members of our direct sales force. We may be unable to replace our direct sales force personnel with individuals of equivalent technical expertise and qualifications, which may harm our revenues and our ability to maintain market share. Similarly, our independent contractor and distributor agreements are generally terminable at will by either party and independent contractors and distributors may terminate their relationships with us, which would affect our sales and results of operations. Any loss of the members of our existing direct or indirect sales organizations, or any failure to execute on our plans to further develop our sales function, could have an adverse impact on our business, results of operations and financial condition. Additionally, our sales forces’ operations have been disrupted by the COVID-19 pandemic, as many are no longer allowed to travel and must instead perform their services from home, which could have an impact on their ability to sell and distribute our products.

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

It can take six months or longer before our internal sales representatives are fully trained and productive in selling our product to prospective clients. This ramp up period presents a number of operational challenges as the cost of recruiting, hiring and carrying new sales representatives cannot be offset by the revenue such new sales representatives produce until after they complete their ramp up periods.  If we cannot reliably develop our sales representatives to a productive level, or if we lose productive representatives in whom we have heavily invested, our future growth rates and revenue may suffer.

We depend on international sales for a significant portion of our operating results.

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the third quarter of fiscal year 2020, our international sales were $3.5 million, or 40.2% of total revenues. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. All of our international revenues and costs for the third quarter of fiscal year 2020 have been denominated in U.S. dollars except for a sale transacted through our German subsidiary. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our U.S. dollar-denominated products more expensive and thus less competitive in foreign markets and may negatively affect our reported revenue in any particular reporting period. Our international operations and sales are subject to a number of risks and potential costs, including:

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

Sales or issuances of a substantial amount of securities, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock. As of September 26, 2020, we had 13,897,353 shares of common stock outstanding, all of which shares were, and continue to be, eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. Future resales of our common stock by our existing stockholders could cause the market price of our common stock to decline.

As of September 26, 2020, holders of an aggregate of 973,204 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our other stockholders. In addition, the shares of common stock subject to outstanding options and Restricted Stock Units under our 2008 Equity Incentive Plan and the shares reserved for future issuance under the Incentive Plan may become eligible for sale in the public markets in the future, subject to certain legal and control limitations.

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

Our products are typically purchased by doctors, clinics, hospitals and other users, which bill various third-party payers, such as governmental programs and private insurance plans, for the health care services provided to their patients. Changes in government legislation or regulation or in private third-party payers’ policies toward reimbursement for procedures employing our products may prohibit adequate reimbursement. There have been a number of legislative and regulatory proposals to change the healthcare system, reduce the costs of healthcare and change medical reimbursement policies. Doctors, clinics, hospitals and other users of our products may decline to purchase our products to the extent there is uncertainty regarding reimbursement of medical procedures using our products and any healthcare reform measures. Further proposed legislation, regulation and policy changes affecting third-party reimbursement are likely. Among other things, Congress has in the past proposed changes to and the repeal of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, collectively, the “Affordable Care Act”, and the current U.S. presidential administration has announced certain policy changes that could impact the availability of benefits under the Affordable Care Act. For example, tax reform legislation enacted at the end of 2017 eliminated the tax penalty for individuals who did not maintain sufficient health insurance coverage beginning in 2019 (the “individual mandate”). We anticipate continued Congressional interest in modifying provisions of the Affordable Care Act. At this time, it remains unclear whether there will be any changes made to or any repeal of the Affordable Care Act, with respect to certain of its provisions or in its entirety or related administrative policies. Various healthcare reform proposals have also emerged at the state level.

We are unable to predict what legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future at the state or federal level, or what effect such legislation or regulation may have on us. Furthermore, existing legislation and regulation related to the health care industry and third-party coverage reimbursement, including the Affordable Care Act, has been subject to judicial challenge, and may be subject to similar challenges from time to time in the future (such as the ongoing California v. Texas case). Denial of coverage and reimbursement of our products, or the revocation or changes to coverage and reimbursement policies, could have a material adverse effect on our business, results of operations and financial condition.

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

Our promotional practices are subject to extensive government scrutiny. We may be subject to governmental, regulatory and other legal proceedings relative to advertising, promotion and marketing that could have a significant negative effect on our business.

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

Our success and ability to compete is dependent, in part, upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. Our patent portfolio includes 25 active United States patents and seven active foreign patents on the technologies related to our products and processes. In addition, we have six patent applications pending in the United States and 12 foreign patent applications pending. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Patents have a limited lifetime and once a patent expires competition may increase.

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

We may be subject to product liability claims from time to time. Our products are highly complex and the risk of significant patient injury is more likely with products and procedures involving the eye. Use of our products incorrectly can result in temporary or permanent loss in vision, burns, scarring, blind spots or other injuries of the eye and we may periodically become subject to product liability lawsuits as a result. We believe we maintain adequate levels of product liability insurance to cover such claims subject to certain deductibles. However, product liability insurance is expensive and we might not be able to obtain product liability insurance in the future on acceptable terms or in sufficient amounts to protect us, if at all. A successful claim brought against us in excess of our insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

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

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including changes in foreign currency exchange rates, quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. During the third quarter of fiscal year 2020, the trading price of our common stock fluctuated from a low of $1.78 per share to a high of $2.51 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

Our directors, executive officers, current five percent or greater stockholders and affiliated entities together beneficially own a significant portion of our common stock outstanding. Having such a concentration of ownership may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from seeking to acquire, a majority of our outstanding common stock or control of our board of directors through a proxy solicitation.

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

IRIDEX Corporation (Registrant)

Date: November 10, 2020	By:	/s/ DAVID I. BRUCE
		Name:	David I. Bruce
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2020	By:	/s/ JAMES H. MACKANESS
		Name:	James H. Mackaness
		Title:	Interim Chief Financial Officer (Principal Financial Officer)