Form 10-K
period 2021-01-02
IRIDEX CORP
filed 2021-03-23
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 0-27598

IRIDEX CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	77-0210467
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1212 Terra Bella Avenue Mountain View, CA (Address of principal executive offices)	(650) 940-4700 (Registrant’s telephone number, including area code)	94043 (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	IRIX	Nasdaq Global Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

The aggregate market value of the voting common equity held by non-affiliates of the Registrant was approximately $16,966,496 as of June 26, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price reported for such date on the Nasdaq Global Market. The registrant did not have any non-voting common equity outstanding. For purposes of this disclosure, shares of common stock held by each executive officer and director and by each holder of 5% or more of the outstanding shares of common stock have been excluded from this calculation, because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2021, Registrant had 15,521,058 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the Proxy Statement for the Registrant’s 2021 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•

the impact of the COVID-19 pandemic and related responses of business and governments to the pandemic on our operations and personnel, and on commercial activity and demand of our products, business operations, and results of operations;

•	our ability to raise additional capital;
•	customer acceptance and purchase of our existing products and new products;
•	our ability to maintain and expand our customer base;
•	competition from other products;
•	the impact of foreign currency exchange rate and interest rate fluctuations on our results and sales;
•	the pace of change and innovation in the markets in which we participate and the competitive nature of those markets;
•	our business strategy and our plan to build our business;
•	our ability to effectively manage our growth;
•	our costs of manufacturing and reliance on third party manufacturers;
•	our ability to forecast and meet product demand;
•	our ability to discover defects in our products and systems;
•	our international expansion and sales strategy;
•	our operating results and cash flows;
•	our beliefs and objectives for future operations;
•	our relationships with third parties;
•	our ability to maintain, protect, and enhance our intellectual property rights;
•	our ability to maintain, protect, and enhance our information technology systems and data;
•	our ability to maintain our facilities in good working order;
•	our ability to recover the carrying value of goodwill;
•	the impact of expensing stock options and other equity awards;
•	our ability to successfully defend litigation brought against us;
•	our ability to indemnify our directors and officers;
•	our ability to repay indebtedness and have indebtedness forgiven;
•	our ability to successfully expand in our existing markets and into new markets;
•	sufficiency of cash to meet cash needs for at least the next 12 months;
•	our ability to comply with laws, policies, and regulations that currently apply or become applicable to our business both in the United States and internationally;
•	our ability to attract and retain qualified employees and key personnel, and source suppliers;
•	the future trading prices of our common stock; and
•	our ability to pay dividends in the future.

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

PART I

Item 1. Business

Overview

IRIDEX Corporation is an ophthalmic medical technology company focused on the development and commercialization of breakthrough products and procedures used to treat sight-threatening eye conditions, including glaucoma and retinal diseases. Certain of our laser products are powered by our proprietary MicroPulse® technology, which is a method of delivering laser energy using a mode which chops the continuous wave laser beam into short, microsecond-long laser pulses. Our products consist of laser consoles, delivery devices and consumable instrumentation, including laser probes.

Our laser consoles consist of the following product lines:

•	Glaucoma – This product line includes our Cyclo G6® laser system used for the treatment of glaucoma;
•

Medical Retina – Our medical retina product line includes our IQ 532® and IQ 577® laser photocoagulation systems, which are used for the treatment of diabetic macular edema and other retinal diseases; and

•

Surgical Retina – Our surgical retina line of products includes our OcuLight® TX, OcuLight SL, OcuLight SLx, OcuLight GL and OcuLight GLx laser photocoagulation systems. These systems are often used in vitrectomy procedures, which are used to treat proliferative diabetic retinopathy, macular holes, retinal tears and detachments.

Our business generates recurring revenues through sales of consumable products, predominantly single-use laser probe devices and other instrumentation, as well as repair, servicing and extended service contracts for our laser systems. Our laser probes consist of the following product lines:

•	Glaucoma – Probes used in our glaucoma product line include our patented MicroPulse P3® Probe, G-Probe® and G-Probe Illuminate®; and
•	Surgical Retina – Our surgical retina probes include our EndoProbe® family of products used in vitrectomy procedures.

Ophthalmologists typically use our laser systems in hospital operating rooms (“ORs”) and ambulatory surgical centers (“ASCs”), as well as their offices and clinics. In ORs and ASCs, ophthalmologists use our laser systems with either an indirect laser ophthalmoscope or a consumable, single use MicroPulse P3 probe, G-Probe, G-Probe Illuminate or EndoProbe.

In 2020 and 2019, our products were sold in the United States and Germany predominantly through a direct sales force and internationally (aside from Germany) primarily through independent distributors. Total revenues in 2020 and 2019 were $36.3 million and $43.4 million, respectively. We generated net losses of $6.3 million and $8.8 million in 2020 and 2019, respectively.

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

Impact of COVID-19 to our Business

The COVID-19 pandemic continues to create significant uncertainty in global markets, which has disrupted and harmed, and may continue to disrupt and harm, the Company's business, financial condition, and results of operations. Beginning in the middle of March 2020, the pandemic and responses thereto contributed to a decrease in the demand for our products, primarily due to most hospitals ceasing elective surgical procedures. This impact continued through the fourth quarter of 2020. The extent of the impact of COVID-19 on the Company's operational and financial performance will depend on certain developments, including but not limited to the duration and spread of the outbreak, duration of local, state and federal issued public health orders, impact on our customers and our sales cycles, impact on our employees and impact on regional and worldwide economies and markets in general, all of which are uncertain and cannot be predicted.

For more information on risks associated with the COVID-19 pandemic, see the section titled “Risk Factors” in Item 1A of Part I. For more information on the impact of COVID-19 on our business, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7 of Part II.

Our Market Opportunity

Ophthalmology is a large and growing global market that is driven by the aging world population and the onset of chronic diseases.  We currently target the glaucoma and retina disease markets.

Glaucoma

Glaucoma is a leading cause of blindness in the world. Glaucoma is a progressive, chronic disease and vision loss resulting from glaucoma currently cannot be regained. According to Market Scope’s 2020 Laser Market Report, an estimated 101.6 million people worldwide suffer from glaucoma and an additional 42.2 million people suffer from ocular hypertension, for a total of almost 143.8 million candidates for glaucoma treatment. Market Scope expects this to grow at a compounded rate of 2.6 percent through 2025. Glaucoma is most commonly associated with elevated levels of pressure within the eye, or intraocular pressure (“IOP”). Elevated IOP often occurs when aqueous humor, the thin watery fluid that fills the front of the eye, is not circulating normally and draining properly.  Currently, reducing IOP is the only proven treatment for glaucoma with treatments primarily focused on improving the flow of aqueous humor through the eye’s trabecular meshwork and uveoscleral outflow pathways. Global sales of products used to diagnose and treat glaucoma were expected to total $5.8 billion in 2018, according to Market Scope’s 2018 Global Glaucoma Surgical Device Report.

Pharmaceutical products represent a majority of this revenue estimate but have significant shortcomings.  Pharmaceuticals are typically the first treatment method prescribed for glaucoma. These pharmaceutical treatments are commonly self-administered in drop form by the patients. Patients often have difficulties applying the pharmaceutical drops properly and may fail to appropriately or timely apply the medication, which may significantly reduce the effectiveness of the eye drops. This poor adherence to and lack of persistence with glaucoma medication regimens have been documented in numerous independent studies, which often place the incidence of patient noncompliance up to or above 50%, particularly in patients on two or more prescription eye drops. Even when administered correctly, pharmaceuticals have demonstrated reduced efficacy over time.

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

Medical Retina

Per Market Scope estimates in 2016, global sales of retinal surgical products will increase to $2.7 billion in 2021. Our medical retina business focuses on the treatment of diabetic macular edema (“DME”) which is part of a broader disease state called diabetic retinopathy. Diabetic retinopathy is a common complication of diabetes which impairs vision over time and, if left untreated, can lead to blindness. An estimated 463 million people worldwide had diabetes in 2019, according to the International Diabetes Federation. The federation predicts that there will be 578 million people with diabetes by 2030, and as many as 700 million will have diabetes globally by 2045.  Previous clinical publications, such as an article cited at the U.S. National Institutes of Health’s National Library of Medicine, indicated 28.5% of diabetic patients can develop some form of diabetic retinopathy. Traditional laser photocoagulation and a regimen of injected pharmaceuticals are currently the standard treatment for this disease and are associated with significant shortcomings.  Traditional laser photocoagulation can stabilize the patient’s vision over the long term but presents a risk of varying degrees of vision loss to the patient.  Pharmaceuticals can stabilize vision in the near term but require repeated injections.  The injections are painful and the patients may experience side effects including increased risk of eye infections.  Furthermore, a regimen of repeated pharmaceutical injections is very demanding to the physician and patient in terms of time and to the healthcare system at large with regard to dollars spent on treatment.

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

MicroPulse transscleral laser therapy (“TLT”) is a non-incisional treatment that reduces IOP primarily through uveoscleral outflow. Numerous peer-reviewed published clinical studies have demonstrated MicroPulse TLT as a safe and clinically effective treatment to lower patients’ IOP and reduce the number of topical eye drops and oral medications across a wide spectrum of glaucoma types and disease severity. Glaucoma specialists and comprehensive ophthalmologists incorporate MicroPulse TLT prior to, concurrent with, and after other surgical therapies. It’s a repeatable procedure which does not impact the patients’ quality of life nor does it inhibit future interventions.

Glaucoma - trabecular meshwork outflow

Treats glaucoma with our IQ laser systems.  MicroPulse laser is delivered through a mechanical and optical delivery device and targets the trabecular meshwork.  Physicians describe the technique as MicroPulse Laser Trabeculoplasty (“MLT”).  It is believed that the MLT procedure improves trabecular meshwork outflow and thus lowers IOP. According to studies, MLT procedure provides incremental clinical benefits relative to other laser trabeculoplasty procedures such as SLT.

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

Our Strategy

We are a worldwide leader in developing, manufacturing, marketing, selling and servicing innovative medical laser systems and associated instrumentation for the treatment of sight-threatening eye diseases.  Our strategy is to leverage our existing brand and distribution channel in the ophthalmology market to promote the adoption of MicroPulse as a viable treatment alternative for glaucoma and retinal diseases and consequently to commercialize a broad array of products that:

•	Improve therapeutic outcomes for patients suffering from sight-threatening eye diseases;
•	Improve the efficiency of physicians and reduce their costs; and
•	Provide economic benefits to healthcare systems.

To achieve these goals, we are pursuing a number of organic initiatives that we anticipate will be supplemented from time to time by acquisitions, such as the asset acquisition recently completed with one of the subsidiaries for Topcon Corporation. We anticipate that the successful execution of this strategy will lead to profitable growth and enhanced shareholder value.

Our Products

Our current product portfolio utilizes a system approach. Each system includes a laser console, which generates the laser energy, and a number of interchangeable delivery devices or disposable probes for use in specific clinical applications. This approach allows our customers to purchase a basic laser system and add additional delivery devices or disposable probes as their therapeutic needs expand or as new applications develop. We currently offer three basic product categories: 1) laser consoles, 2) delivery devices which are optical-mechanical products that mount to ophthalmologists’ diagnostic equipment and transmit the laser and 3) single-use disposable probes that transmit the laser light to a targeted region inside the eye.

Laser Consoles

Our laser consoles, which are identified below, incorporate the economic and technical benefits of solid state and semiconductor laser technology.

Glaucoma: Cyclo G6 Laser System. The Cyclo G6® is an infrared (810nm) laser designed to treat patients diagnosed with a range of glaucoma disease states. The Cyclo G6 system is sold with a family of probes that are disposable, including our patented MicroPulse P3 Probe that utilizes our MicroPulse technology, our G-Probe and our G-Probe Illuminate.

Medical retina: IQ laser systems. Our IQ laser systems offer our MicroPulse technology but also have CW capabilities. Our IQ 577® delivers visible yellow (577nm) laser light and our IQ 532® delivers visible green (532nm) laser light. Our IQ laser systems are typically used with our TxCell® Scanning Laser Delivery System and our Slit Lamp Adapters when used to treat DME with MicroPulse.

Surgical retina: OcuLight laser systems. Our OcuLight® TX, OcuLight GL, and OcuLight GLx lasers deliver visible green (532nm) laser light. Our OcuLight SL and OcuLight SLx lasers deliver infrared (810 nm) laser light.

Delivery Devices

The following delivery devices are typically used with our IQ and OcuLight laser systems:

TxCell Scanning Laser Delivery System (“TxCell”). TxCell® allows the physician to perform multi-spot pattern scanning for efficient delivery of our MicroPulse laser.

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

Single-use disposable probes

MicroPulse P3 Probe. The MicroPulse P3® Probe is used with our Cyclo G6 laser system to perform MicroPulse TLT. The MicroPulse P3 Probe is used on an anesthetized eye in the doctor’s office or in the OR. The non-incisional procedure takes just a few minutes and results in minimal post-operative recovery for the patient. MicroPulse TLT may be used to treat a wide variety of glaucoma types, including open-angle and closed-angle glaucoma, and a broad range of disease severity.

Since the launch of the MicroPuls P3 Probe, we have worked with physicians to optimize treatment techniques and clinical outcomes. During our collaborations, we learned that minor ergonomic probe modifications could facilitate easier use and result in more consistent clinical outcomes. In the fourth quarter of fiscal year 2019, we released a revised MicroPulse P3 Probe that reflects these modifications. Initial feedback from approximately 150 physicians has been very positive in terms of better viewing of the treatment area, ease of treating small eyes and deep-set eyes, more intuitive probe orientation and placement, better stabilization of the probe on the eye, and improved light coupling to the tissue. In addition, physicians have continued to observe excellent safety profiles and good preliminary clinical results.

G-Probe. The G-Probe® is used in procedures to treat uncontrolled glaucoma, typically described as “refractory glaucoma”.  The G-Probe delivers CW laser to the ciliary body and is believed to stop the production of aqueous humor, thus reducing IOP.  The G-Probe’s non-invasive procedure takes approximately ten minutes and is performed on an anesthetized eye in the doctor’s office or OR.  The G-Probe is a sterile disposable product.

G-Probe Illuminate. The G-Probe Illuminate® is also used in procedures to treat refractory glaucoma. The proprietary illumination feature allows for more targeted treatment and may offer additional clinical benefits.  The G-Probe Illuminate is a sterile disposable product.

EndoProbe. Our EndoProbe® family of products are used for endophotocoagulation, a retinal treatment procedure performed in the hospital OR or surgery center during a vitrectomy procedure.  Vitrectomy procedures are performed to treat proliferative diabetic retinopathy, macular holes, retinal tears and detachments. These disposable probes are available in tapered, angled, stepped, aspirating, illuminating, and adjustable styles, as well as a wide variety of sizes. The EndoProbe is a sterile disposable product.

Research and Development

We have close working relationships with researchers, clinicians and practicing physicians around the world who provide new ideas, evaluate prototypes and assist us in validating new products and new applications before they are introduced.

Our internal research and development (“R&D”) activities are performed by a current team of eight engineers and regulatory professionals with experience in various aspects of medical products, laser systems, delivery devices, clinical techniques, and regulatory affairs with a focus on introducing innovative products which satisfy the unmet and emerging needs of our customers. The core competencies of the team include: mechanical engineering, electrical engineering, optics, lasers, fiber optics, software, and industrial designs. The R&D process integrates all necessary disciplines of the Company from product inception through customer acceptance. This process facilitates reliable new product innovations and a consistent pipeline of innovative products for our customers.

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

Customers and Customer Support

Our products are currently sold for use by ophthalmologists specializing in the treatment of eye disease in retina, glaucoma and pediatric eye diseases. Other customers include research and teaching hospitals, government installations, surgical centers, hospitals, veterinary practices, and office clinics (outpatient).

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

Sales and Marketing

In 2020 and 2019, we sold and marketed our products in the United States and Germany predominantly through our direct sales force and internationally (aside from Germany) primarily through independent distributors. Currently we have a direct sales force of 16 employees who are engaged in sales efforts within the United States, 1 in Germany and 5 personnel engaged in managing our distribution sales efforts internationally. Our sales are administered through our corporate headquarters in Mountain View, California.

International revenues represented 46.9% and 48.7% of our revenues in 2020 and 2019, respectively. We believe that our international sales will continue to represent a significant portion of our revenues for the foreseeable future. Our international sales are made principally to customers in Europe, Asia, the Pacific Rim, the Middle East, Russia, Africa and Latin America. Our distribution agreements with our international distributors are generally exclusive and typically can be terminated by either party without cause with 90 days’ notice. International sales may be adversely affected by currency fluctuations, the imposition of governmental controls, restrictions on export technology, political instability, trade restrictions, changes in tariffs, tax treaties and the economic condition in each country in which we sell our products.

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

Clinical Affairs

Our clinical affairs group was established to support clinical research opportunities, provide specialized ophthalmic surgeon training and credentialing for our proprietary MicroPulse products, establish strong relationships with prominent key opinion leaders and assure the accuracy and consistency our messaging to the market. We believe that a strong research program underlying marketing initiatives and professional level training for our customers are key to driving the application of our technology for more widespread and consistent use.

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

International regulatory bodies often establish varying product standards, packaging requirements, labeling requirements, tariff regulations, duties and tax requirements. As a result of our sales in Europe, we are required to have all products “CE” marked, an international symbol affixed to all products demonstrating compliance to the European Medical Device Directives and all applicable standards. In July 1998, we received CE mark certification under Annex II guidelines, the most stringent path to CE certification. With Annex II CE mark certification, we have demonstrated our ability to both understand and comply with all applicable standards under the European Medical Device Directives. Currently, all of our released products are CE marked. Continued certification is based on successful review of the process by our European

Registrar during its annual audit. Any loss of certification could have a material adverse effect on our business, results of operations and financial condition. We rely on third parties to manufacture substantially all of the components used in our products, although we assemble critical subassemblies and the final product at our facility in Mountain View, California. Some of these suppliers and manufacturers are sole source. We have some long-term or volume purchase agreements with our suppliers but currently purchase most components on a purchase order basis. These components may not be available in the quantities required, on reasonable terms, or at all. Financial or other difficulties faced by our suppliers or significant changes in demand for these components or materials could limit their availability. Any failures by our third-party suppliers to adequately perform may delay the submission of products for regulatory approval, impair our ability to deliver products on a timely basis or otherwise impair our competitive position.

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

Our principal ophthalmic laser competitors are Alcon, Inc., Novartis AG, Bausch Health Companies Inc., Carl Zeiss Meditec AG, Ellex Medical Lasers, Ltd., Lumenis Ltd, Nidek Co. Ltd., Quantel Medical SA, OD-OS GmbH and A.R.C. Laser GmbH.  We also compete with alternative glaucoma surgical device companies such as Alcon, Inc., Allergan, Inc., Glaukos Corporation, New World Medical, Inc. and Ivantis, Inc.  Pharmaceuticals represent alternative treatments to our laser procedures.  Some of our principal pharmaceutical competitors are Alcon, Inc., Allergan, Inc., Astellas Pharma Inc., Pfizer Inc., Regeneron Pharmaceuticals, Inc., Roche Holding Ltd. (Genentech) and Bausch Health Companies Inc. Some of our competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. Some companies also have greater name recognition than us and long-standing customer relationships. In addition, other medical companies, academic and research institutions, or others, may develop new technologies or therapies, including medical devices, surgical procedures or pharmacological treatments and obtain regulatory approval for products utilizing such techniques that are more effective in treating the conditions targeted by us, or are less expensive than our current or future products. Our technologies and products could be rendered obsolete by such developments. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

Patents and Proprietary Rights

Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. These are either developed internally or obtained from acquisitions such as RetinaLabs. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. Our patent portfolio includes 25 active United States patents and 7 active foreign patents on the technologies related to our products and processes. In addition, we have 7 patent applications pending in the United States and 12 foreign patent applications pending. Our patent applications may not be approved.

In addition to patents, we rely on trade secrets and proprietary know-how which we seek to protect, in part, through proprietary information agreements with employees, consultants and other parties. Our proprietary information agreements with our employees and consultants contain provisions requiring such individuals to assign to us, without additional consideration, any inventions conceived or reduced to practice by them while employed or retained by us, subject to customary exceptions. We can provide no assurance that our employees and consultants will abide by the provisions of these agreements and that our confidential information and trade secrets will be protected.

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

In the United States, commercial distribution of a device for which a 510(k) notification is required can begin only after the FDA issues an order finding the device to be substantially equivalent to a previously cleared device. The FDA has recently been requiring a more rigorous demonstration of substantial equivalence than in the past. Even in cases where the FDA grants a 510(k) clearance, it can take the FDA between three and six months from the date of submission to grant a 510(k) clearance, but it may take longer.

A “not substantially equivalent” determination, or a request for additional information, could delay the market introduction of new products that fall into this category and could have a material adverse effect on our business, financial condition and results of operations. For any of our products that are cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require new 510(k) submissions.

We have obtained 510(k) clearances for all of our products marketed within the United States that require 510(k) clearance. We have also modified aspects of our products since receiving regulatory clearance, and we have submitted 510(k)s for those modifications as required by FDA regulations. After a device receives a 510(k) clearance or a PMA, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new clearance or approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with our determination not to seek a new 510(k) clearance or PMA, the FDA may retroactively require us to seek 510(k) clearance or pre-market approval. The FDA could also require us to cease marketing and distribution and/or recall the modified device until a 510(k) clearance or a PMA approval is obtained. Also, in these circumstances, we may be subject to significant regulatory fines or penalties.

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

Human Capital

Our employees are our human capital and they are our greatest strength and most valuable resource. As of January 2, 2021, we had a total of 89 full-time equivalent employees engaged in our ongoing operations, including 37 in operations (including manufacturing, quality, logistics and service), 33 in sales and marketing which does not include four consultants and one independent sales representative, eight in R&D and 11 in finance and administration. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. As of January 2, 2021, we had 39 such persons serving in such roles.

Our human capital resources objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. We continuously invest in our workforce by seeking to create a diverse, inclusive, and safe work environment where our employees can learn, innovate, and deliver their best. We are committed to being inclusive to enable our workforce and customers to succeed.

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

Item 1A. Risk Factors

Risk Factor Summary

Our business operations are subject to numerous risks, factors and uncertainties outside of our control that could cause our actual results to be harmed, including risks regarding the following:

General economic factors

•	the COVID-19 pandemic and responsive measures; and
•	natural disasters, economic downturns, public health crises or political crises.

Operational factors

•	our relationship with our strategic partner and distributor, Topcon Corporation;
•	quality control and production issues;
•	the complexity of our laser systems;
•	defects in our laser systems;
•	costs, sales volumes, results of operations, and revenues;
•	direct and independent sales forces and a network of international distributors to sell our products;
•	our growth;
•	dependence on international sales;
•	new products and applications and improving existing products;
•	fluctuations in our sales and operating results;
•	the ophthalmology market;
•	competition in our industry;
•	the collaborative relationships used to enhance products and applications;
•	the loss of key personnel;
•	meeting product demand;
•	dependence on sole source and limited source suppliers;
•	disruptions to our information technology system and breaches of data security;
•	maintaining relationships with health care providers;
•	the misuse of our products;
•	our reputation and brand;
•	the inability of our customers to obtain credit or material increases in interest rates; and
•	recalls of our products.

Regulatory and Legal factors

•	healthcare reform measures;
•	third-party coverage and reimbursement policies;
•	compliance with healthcare laws;
•	our compliance with potential governmental, regulatory and other legal proceedings relative to advertising, promotion and marketing;
•	patents and proprietary rights related to our intellectual property;
•	compliance with government regulations, including the FDA’s quality system regulation and laser performance standards;
•	regulatory approval for clinical trials;
•	compliance with product liability claims;

•	developments in trade policies;
•	tax laws;
•	federal, state and foreign laws; and
•	environmental requirements.

Financing and Transactional Risks

•	our ability to repay indebtedness and have indebtedness forgiven;
•	efforts to acquire additional companies or product lines;
•	divestitures of our businesses or product lines;
•	raising additional capital; and
•	provisions in our charter documents, Delaware law and contractual provisions that could delay or prevent an acquisition or sale of our company.

Governance Risks and Risks related to Ownership of our Common Stock

•	the volatility of the trading price of our common stock;
•	our intention not to pay dividends for the foreseeable future;
•	the publication of research about us by analysts;
•	the concentration of ownership of our common stock; and
•	our ability to maintain an effective system of internal control over financial reporting.

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

Our business, results of operation and financial performance have been negatively impacted by the COVID-19 pandemic and related public health responses, such as shelter-in-place orders, social distancing protocols, and travel restrictions in many of the countries and regions in which we have operations or manufacturing partners. Due to these impacts and measures, we have experienced and may continue to experience significant and unpredictable reductions in the demand for our products as healthcare customers divert medical resources and priorities towards the treatment of diseases related to COVID-19. In addition, our customers may delay, cancel or redirect planned capital expenditures in order to focus resources on COVID-19 or in response to economic disruption related to COVID-19. For example, during the fiscal year ended January 2, 2021, we experienced significant decline in treatment and procedure volume worldwide, as healthcare systems diverted resources to meet the increasing demands of managing COVID-19. In addition, the American College of Surgeons, U.S. surgeon general, and medical societies are evaluating the risks of minimally invasive surgeries in the presence of infectious diseases, which we expect will continue to negatively impact the usage of our products and the number of ophthalmic treatments and procedures performed. If these recommendations continue to remain in place and the volume of elective procedures remains low, our results of operations and financial condition will continue to be adversely affected.

As a result of the COVID-19 outbreak around the world, we have adopted several measures including instructing employees to work from home while under shelter-in-place orders, slowing our manufacturing operations, and restricting non-critical business travel by our employees. In April and May of 2020, following shelter-in-place orders, the Company operated with limited personnel at our facilities to continue essential operations. In June 2020, we implemented return-to-work phases in conjunction with a social distancing protocol to safely continue essential operations to best meet customer demands in light of the pandemic. This pandemic has caused disruption and delays in our ability to operate and manufacture, test and assemble products in our internal facilities, particularly in our Mountain View, California facility, and has limited our ability to continue certain research and development activities which could materially and adversely affect our ability to develop new products and technologies on the timelines we previously anticipated.

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

We may not be successful in our strategic partnership with Topcon Corporation and the relationship may divert resources away from existing operations or expose us to liabilities, which could adversely affect our business, results of operations and financial condition.

On March 2, 2021, we entered into a series of strategic transactions with Topcon Corporation (“Topcon”) Topcon America Corporation (the “Investor”) and Topcon Medical Laser Systems, Inc., a subsidiary of Topcon (the “Seller”), which included an asset purchase agreement with the Seller, pursuant to which we acquired substantially all the assets (except for cash and cash equivalents) of the Seller, including rights to the Seller’s PASCAL product (the “Asset Purchase Agreement”), (ii) Topcon and our company entered into a distribution agreement dated March 2, 2021, pursuant to which we granted Topcon the exclusive right to distribute our retina and glaucoma products in certain geographies outside the United States (the “Distribution Agreement”), (iii) pursuant to an investment agreement dated March 2, 2021 (the “Investment Agreement”) the Investor acquired 1,618,122 shares of the our Common Stock for an aggregate purchase price of $10 million (the “Shares”).

Pursuant to the Asset Purchase Agreement, the transferred assets include substantially all of the Seller’s assets including the rights to the Seller’s PASCAL product (the “Transferred Assets”). We assumed only those liabilities arising after the closing in connection with the Transferred Assets. In the Asset Purchase Agreement, our company and the Seller made certain customary representations and warranties and agreed to certain customary covenants. The Agreement provides that our company and the Seller will each indemnify the other for losses arising from certain breaches of the Agreement and for certain other liabilities subject to customary caps and deductibles. If there are claims under the indemnification provisions for which we are liable we will need to use some or all our cash to settle those claims.

Pursuant to the Distribution Agreement, we appointed Topcon as the exclusive distributor of our glaucoma and retina products, including Seller’s PASCAL product, in certain countries outside of the United States. Topcon agreed to use commercially reasonable efforts to commercialize our products in each region throughout the territory, including achieving certain sales baselines by product category and region. If Topcon fails to achieve the baselines in a region, we will have the right to, subject to payment of a fee, terminate Topcon’s appointment in such region. The Distribution Agreement and Topcon’s appointment will, unless terminated earlier, continue on a country-by-country basis for a period of ten (10) years from the date exclusivity is granted. The Distribution Agreement includes customary termination rights and effects of termination, including a termination for convenience right in favor of Topcon and, subject to payment of a fee, a termination right in our favor upon a change of control of our company.

As a result of the Distribution Agreement, we anticipate terminating our relationships with our current distributors in certain geographies and using Topcon as our exclusive distributor. If we are unable to terminate our existing relationships with current distributors, or if Topcon is unable to generate as much revenue under the Distribution Agreement as we receive from our current distributors, our business, results of operations and financial condition could be adversely affected.  If there are claims under the indemnification provisions of the Distribution Agreement for which we are liable or we are unable to terminate our relationships with our current distributors, we will need to use some or all our cash to settle those claims or make payments to Topcon pursuant to the terms of the Distribution Agreement.

We are investing a substantial amount of time, resources and efforts in connection with our relationship with Topcon, including commercializing our products in certain geographies and working to achieve certain sales baselines by product category and region. All of these actions divert resources away from our other initiatives and operations particularly with respect to product sales in the United States. These efforts may not result in the anticipated additional products, efficiencies or revenues for our company, which could adversely affect our business, operating results and financial condition as a result.

We have incurred indebtedness under the CARES Act which may be subject to audit, may not be forgivable and may eventually have to be repaid. Any repayment of such indebtedness may limit the funds available to us and may restrict our flexibility in operating our business or otherwise adversely affect our results of operations.

In April 2020, the Company received an aggregate principal amount of approximately $2.5 million U.S. Small Business Administration Loan (the “SBA Loan”) pursuant to the Payroll Protection Program (“PPP”), established under the CARES Act. The SBA Loan is subject to forgiveness under the PPP upon the Company’s request to the extent that the proceeds are used to pay expenses permitted by the PPP, including payroll costs, covered rent and mortgage obligations, and covered utility payments. In September 2020, the Company submitted an application for forgiveness of the entire amount due on the loan. Amounts outstanding under the loan will bear a fixed interest rate of 1.00% per annum with a maturity date of April 22, 2022, two years from commencement date. All payments are deferred for 18 months for the Company with interest accruing over the entire period of the SBA Loan. The U.S. Department of the Treasury has announced that it will conduct audits for PPP loans that exceed $2 million. Should we be audited or reviewed by the U.S. Department of the Treasury or the U.S. Small Business Administration as a result of the SBA Loan or filing an application for forgiveness or otherwise, such audit or review could result in the diversion of management’s time and attention, generate negative publicity and cause us to incur legal and reputational costs. If we were to be audited and receive an adverse outcome in such an audit, we could be required to return the full amount of the SBA Loan and may potentially be subject to civil and criminal fines and penalties. We may not have the resources to repay the SBA Loan if required to do so by the federal government.

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

In the past several years, we have experienced supply chain, production and training issues as we have expanded our product lines and sales volumes, and may experience similar issues in the future as we continue to grow our business. For example, we have contracted with a manufacturing company located in Wuhan, China for certain laser systems scheduled for release in the first half of 2021. Due to the COVID-19 outbreak, release of our manufacturing process and launch of these new laser systems may be delayed or disrupted, and we may need to incur costs to replace or shift this manufacturing process elsewhere. These issues have caused, and may in the future cause, us to reduce or delay the shipment of our products and incur costs to service or replace products already shipped to customers. We have also incurred, and may in the future incur, additional costs to rectify or prevent similar issues in the future. Our efforts to address these supply chain, production and training issues may not be successful, and if we are unable to address these issues in a timely and cost-effective manner, product shipments to our customers could be delayed, our sales levels may suffer and manufacturing and operational costs may increase, any of which would negatively impact our business, results of operations and financial condition.

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

We rely on our direct and independent sales forces and international distributors to sell our products and if we lose our sales force or distributor relationships, it could harm our business.

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

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the fiscal year 2020, our international sales were $17.0 million, or 46.9% of total revenues. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. All of our international revenues and costs for the fiscal year 2020 have been denominated in U.S. dollars except for sales transacted through our German subsidiary. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our U.S. dollar-denominated products more expensive and thus less competitive in foreign markets and may negatively affect our reported revenue in any particular reporting period. Our international operations and sales are subject to a number of risks and potential costs, including:

•	the impact of the COVID-19 pandemic on the global economy and financial markets;
•	fluctuations in foreign currency exchange rates;
•	product and production issues;
•	performance of our international channel of distributors;
•	longer accounts receivable collection periods;
•	impact of recessions in global economies and availability of credit;
•	political and economic instability;
•	change in international regulatory agreements and requirements;
•	trade sanctions and embargoes;
•	impact of international conflicts, terrorist and military activity, civil unrest;
•	foreign certification requirements, including continued ability to use the “CE” mark in Europe, and other local regulatory requirements;
•	differing local product preferences and product requirements;
•	cultural differences;
•	changes in foreign medical reimbursement and coverage policies and programs;

•	reduced or limited protections of intellectual property rights in jurisdictions outside the United States;
•	potentially adverse tax consequences, such as those related to changes in tax laws or tax rates or their interpretations;
•	protectionist, adverse and changing foreign governmental laws and regulations;
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

Our principal ophthalmic laser competitors are Alcon, Inc., Novartis AG, Bausch Health Companies Inc., Carl Zeiss Meditec AG, Ellex Medical Lasers, Ltd., Lumenis Ltd., Nidek Co. Ltd., Quantel Medical SA, OD-OS GmbH and A.R.C. Laser GmbH.  We also compete with alternative glaucoma surgical device companies such as Alcon, Inc., Allergan, Inc., Glaukos Corporation, New World Medical, Inc. and Ivantis, Inc. Pharmaceuticals represent alternative treatments to our laser procedures.  Some of our principal pharmaceutical competitors are Alcon, Inc., Allergan, Inc., Astellas Pharma Inc., Pfizer Inc., Regeneron Pharmaceuticals, Inc., Roche Holdings Ltd. (Genentech) and Bausch Health Companies Inc.  Some of our competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. Some companies also have greater name recognition than us and long-standing customer relationships. In addition, other medical device companies, academic and research institutions, or others, may develop new technologies or therapies, including medical devices, surgical procedures or pharmacological treatments and obtain regulatory approval for products utilizing such techniques that are more effective in treating the conditions targeted by us, or are less expensive than our current or future products. Our technologies and products could be rendered obsolete by such developments. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

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

Our success and ability to compete is dependent, in part, upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. As of January 2, 2021, our patent portfolio includes 25 active United States patents and seven active foreign patents on the technologies related to our products and processes. In addition, as of January 2, 2021, we have seven patent applications pending in the United States and 12 foreign patent applications pending. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Patents have a limited lifetime and once a patent expires competition may increase.

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

We rely on third parties to manufacture substantially all of the components used in our products, including optics, laser diodes and crystals. We have some long term or volume purchase agreements with our suppliers and currently purchase components and fully-assembled products on a purchase order basis. Some of our suppliers and manufacturers are sole or limited source suppliers. In addition, some of these suppliers are relatively small private companies whose operations may be disrupted or discontinued at any time. There are risks associated with the use of independent manufacturers, including the following:

•	the impact of COVID-19 on global supply chains and market stability;
•

unavailability of shortages or limitations on the ability to obtain supplies of components and products in the quantities that we require, or that satisfy the environmental requirements to which we are subject;

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

Our facilities could be subject to catastrophic loss such as fire, flood, unpredictable power outages, or earthquake. All of our research and development activities, manufacturing, our corporate headquarters and other critical business operations are located near major earthquake faults in Mountain View, California. California can experience earthquakes, catastrophic wildfires, and intermittent power outages. Any such loss at any of our facilities caused by fires, flooding, power outages, or earthquakes could disrupt our operations, delay production, shipments and revenue and result in large expense to repair and replace our facilities.

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

We market our products to numerous health care providers, including physicians, hospitals, ambulatory surgery centers, government affiliated groups and group purchasing organizations. We have developed and strive to maintain close relationships with members of each of these groups who assist in product research and development and advise us on how to satisfy the full range of surgeon and patient needs. We rely on these groups to recommend our products to their patients and to other members of their organizations. The failure of our existing products and any new products we may introduce to retain the support of these various groups could have a material adverse effect on our business, financial condition and results of operations. In addition, our interactions, communications, and financial relationships with these individuals and entities present potential healthcare compliance risks.

We are subject to government regulations which may cause us to delay or withdraw the introduction of new products or new applications for our products.

The medical devices that we market and manufacture are subject to extensive regulation by the FDA and by foreign and state governments. Under the FD&C Act and the related regulations, the FDA regulates the design, development, clinical testing, manufacture, labeling, sale, distribution and promotion of medical devices. Before a new device can be introduced into the market, the product must be shown to meet regulatory requirements established by the FD&C Act and implemented by the FDA. Unless otherwise exempt, a device manufacturer must obtain marketing “clearance” through the 510(k) premarket notification process, or “approval” through the lengthier premarket approval application (“PMA”) process. Not all devices are eligible for the 510(k) clearance process. Depending upon the type, complexity and novelty of the device and the nature of the disease or disorder to be treated, the PMA process can take several years, require extensive clinical testing and result in significant expenditures. Even if regulatory clearance or approval is obtained, later discovery of previously unknown safety issues may result in restrictions on the product, including withdrawal of the product from the market. Other countries also have extensive regulations regarding clinical trials and testing prior to new product introductions. Our failure to obtain government approvals or any delays in receipt of such approvals would have a material adverse effect on our business, results of operations and financial condition.

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

In addition, we are also subject to varying product standards, packaging requirements, labeling requirements, tariff regulations, duties and tax requirements. As a result of our sales in Europe, we are required to have all products “CE” marked, an international symbol affixed to all products demonstrating compliance with the European Medical Device Directives and all applicable standards. While currently all of our released products are CE marked, continued certification is based on the successful review of our quality system by our European Registrar during their annual audit. Any loss of certification would have a material adverse effect on our business, results of operations and financial condition. There are a number of major regulatory changes occurring in the regulation of medical devices in the EU. A new revision of the quality system regulation (ISO 13485:2016) has been released that substantially increases the requirements for a medical device quality system. The Medical Device Regulation (“MDR”) will replace the current medical device directives (93/42/EEC), and it substantially changes the way that medical devices are brought to market in the EU and how they maintain compliance throughout the product’s life cycle. Due to the UK’s exit from EU (“Brexit”), different rules will apply in Great Britain (England, Wales and Scotland), Northern Ireland and the EU after the Brexit transition period, which began January 1, 2021. Additionally, the new revision 4 of the clinical evaluation report guidance document (MEDDEV 2.7.1) severely restricts the use of substantial equivalence for new products, resulting in the need for formal clinical trial data for most new products. These changes will increase the cost for compliance and for product development, and they lengthen product introduction cycles. Failure to comply with these changes can have an adverse effect on our ability to release new products in a timely manner.

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

For example, on February 23, 2018, we initiated a worldwide voluntary recall of a specific laser accessory called the TruFocus LIO Premiere® (“LIO”). The LIO is a head-mounted indirect ophthalmoscope that connects to our laser console and is used to view and perform laser treatment on a patient’s retina. This recall was prompted after we received reports of three adverse events from one physician in the U.S., resulting in focal cataracts and iris burns occurring during procedures in which the TruFocus LIO Premiere was used. We identified several potential root causes for the adverse events, including use error. On March 22, 2019, we provided the FDA with a request for termination of Recall Number Z-1075-2018. Our termination request is pending.

We obtained FDA clearance for an updated TruFocus LIO Premiere® device. The updated device includes expanded user instructions and minor design changes. Use of the updated LIO may result in adverse events, including those observed with the prior LIO device. If physician use of our updated LIO results in serious adverse events, we may have to initiate another recall or utilize additional resources to further evaluate the design of the LIO device. Furthermore, in light of the recall, we cannot provide any assurance that the updated LIO, once launched, will achieve market acceptance. We will be required to devote significant resources to launch and market the updated LIO and cannot provide any assurance that these activities will generate revenue as anticipated. If our revenue grows more slowly than we expect because of a delay in or a lack of market acceptance for our updated LIO, our business and financials will be adversely affected.

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

Certain of our materials may be subject to the effects of various trade agreements, treaties and tariffs. The recent U.S. presidential administration has imposed tariffs on various goods from various countries, including China, Canada and the European Union (“EU”), and announced intentions to impose furthermore significant tariffs on certain United States imports. As a result, Canada, the EU, China and other countries have responded with retaliatory tariffs on certain United States exports. We cannot predict the effect these and potential additional tariffs will have on our business, including in the context of escalating trade tensions. Further tariffs, additional taxes, or trade barriers, both domestically and internationally, may affect our selling and/or manufacturing costs and margins, the competitiveness of our products, or our ability to sell products or purchase necessary equipment and supplies, and consequently affect our business, results of operations, or financial conditions. To the extent that trade tariffs and other restrictions imposed by the United States increase the price of, or limit the amount of, raw materials and finished goods imported into the United States, the costs of our raw materials may be adversely affected and the demand from our customers for products and services may be diminished, which could adversely affect our revenues and profitability.

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance on accounting for the tax effects of the Tax Act. We have completed our analysis and accounting with respect the Tax Act, and identified no additional changes from amounts previously recorded. However, changes in law, interpretations, and facts may result in adjustments to these amounts. Based on the our net operating loss carryovers and valuation allowance, there is no impact to its consolidated financial statements as a result of the accounting for the tax effects of the Tax Act.

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

Our products and operations are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, storage, handling, exposure to, and disposal of hazardous materials and a large and growing body of international standards which govern the design, manufacture, materials content and sourcing, testing, certification, packaging, installation, use and disposal of our products. We must continually keep abreast of these standards and requirements and integrate compliance to these with the development and regulatory documentation for our products. Failure to meet these standards could limit the ability to market our products in those regions which require compliance with such standards or subject us to fines and penalties. Examples of such standards include laws governing the hazardous material content of our devices and products, such as the EU Directive 2015/863 which is known as “RoHS 3” and that relates to Restrictions on the Use of Certain Hazardous Substances and the EU Directive 2012/19/EU on Waste Electrical and Electronic Equipment. Similar laws and regulations have been passed or are pending in several other jurisdictions and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.

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

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including changes in foreign currency exchange rates, quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. During the fourth quarter of fiscal year 2020, the trading price of our common stock fluctuated from a low of $1.62 per share to a high of $2.91 per share. During the fiscal year 2020, the trading price of our common stock fluctuated from a low of $1.40 per share to a high of $3.64 per share. On March 10, 2021, our stock price closed at $7.30 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

Item 3. Legal Proceedings

From time to time, we may be involved in legal proceedings arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. We are not currently party to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information for Common Equity

Our common stock is currently quoted on the Nasdaq Global Market under the symbol “IRIX”.

As of March 15, 2021, there were approximately 33 holders of record (not in street name) of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of our stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Our laser consoles consist of the following product lines:

•	Glaucoma – This product line includes our Cyclo G6® laser system used for the treatment of glaucoma;
•

Medical Retina – Our medical retina product line includes our IQ 532® and IQ 577® laser photocoagulation systems, which are used for the treatment of diabetic macular edema and other retinal diseases; and

•

Surgical Retina – Our surgical retina line of products includes our OcuLight® TX, OcuLight SL, OcuLight SLx, OcuLight GL and OcuLight GLx laser photocoagulation systems. These systems are often used in vitrectomy procedures, which are used to treat proliferative diabetic retinopathy, macular holes, retinal tears and detachments.

Our business generates recurring revenues through sales of consumable products, predominantly single-use laser probe devices and other instrumentation, as well as repair, servicing and extended service contracts for our laser systems. Our laser probes consist of the following product lines:

•	Glaucoma – Probes used in our glaucoma product line include our recently patented MicroPulse P3® Probe, G-Probe® and G-Probe Illuminate®; and
•	Surgical Retina – Our surgical retina probes include our EndoProbe® family of products used in vitrectomy procedures.

Ophthalmologists typically use our laser systems in hospital ORs and ambulatory surgical centers (“ASCs”), as well as their offices and clinics. In ORs and ASCs, ophthalmologists use our laser systems with either an indirect laser ophthalmoscope or a consumable, single use MicroPulse P3 Probe, G-Probe, G-Probe Illuminate or EndoProbe.

In 2020 and 2019, our products were sold in the United States and Germany predominantly through a direct sales force and internationally (aside from Germany) primarily through independent distributors. Total revenues in 2020 and 2019 were $36.3 million and $43.4 million, respectively. We generated net losses of $6.3 million and $8.8 million in 2020 and 2019, respectively.

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

The Company has been deemed an essential business and therefore, has continued to operate in a more limited capacity during the pandemic. In April and May 2020, following shelter-in-place orders, the Company operated with limited personnel at our facilities to continue essential operations. In June 2020, we implemented return-to-work phases in conjunction with a social distancing protocol to safely continue essential operations to best meet customer demands in light of the pandemic. We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, communities, business partners, suppliers, and shareholders, or as required by federal, state, or local authorities.

Our total revenues decreased $7.1 million or 16.3% from $43.4 million in 2019 to $36.3 million in 2020. This decrease was primarily attributed to the decrease in surgical elective procedures using our products, in part caused by limitations on the availability of such procedures and hospitals’ capacities to provide them and delays in capital purchases caused by the general uncertainty in the near term business environment. The extent to which our operations will be impacted by the outbreak will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities, hospitals and private businesses to contain the outbreak or recover from its impact, among other things. Due to the nature of our business, the availability of elective surgical procedures and customers’ ability to make capital purchases directly impacts our revenue and operations. We are actively monitoring the ongoing impact of the COVID-19 pandemic and its impact on elective surgical procedures throughout the U.S.

We expect our results of operations to be impacted for so long as the COVID-19 pandemic continues.

For more information on risks associated with the COVID-19 outbreak, see the section titled “Risk Factors” in Item 1A of Part I.

Results of Operations - 2020 and 2019

Our fiscal year ends on the Saturday closest to December 31. Fiscal 2020 ended on January 2, 2021 and fiscal 2019 ended on December 28, 2019. Fiscal years 2020 and 2019 included 53 weeks and 52 of operations, respectively.

The following table sets forth certain operating data as a percentage of revenue for the periods indicated.

	Percentage of Revenue
	Years Ended
	FY 2020	FY 2019
	January 2, 2021	December 28, 2019
Revenues	100.0%	100.0%
Cost of revenues	57.2%	58.7%
Gross margin	42.8%	41.3%
Operating expenses:
Research and development	9.0%	8.5%
Sales and marketing	33.7%	34.2%
General and administrative	18.2%	19.3%
Total operating expenses	60.9%	62.0%
Loss from operations	(18.1%)	(20.7%)
Other income, net	0.8%	0.5%
Loss from operations before provision for income taxes	(17.3%)	(20.2%)
Provision for income taxes	0.1%	0.1%
Net loss	(17.4%)	(20.3%)

Comparison of 2020 and 2019

Revenues.

(in thousands)	FY 2020	FY 2019	Change in $	Change in %
G6	$11,273	$13,070	$(1,797)	(13.7%)
Retina	18,087	22,879	(4,792)	(20.9%)
Other	6,987	7,498	(511)	(6.8%)
Total revenues	$36,347	$43,447	$(7,100)	(16.3%)

Our total revenues decreased $7.1 million or 16.3% from $43.4 million in 2019 to $36.3 million in 2020. Our business was impacted by the onset of the COVID-19 pandemic at the beginning of the year with sales of our retina products most impacted. Revenues from G6 products decreased 13.7% with a decrease in both Cyclo G6 systems and probes sales. Revenues from retina products decreased by 20.9% driven by a decrease in both domestic and international sales as capital equipment sales were especially impacted by the pandemic. Other revenues, comprised of service, royalty, freight and legacy G probes, decreased 6.8% due mainly to a decrease in legacy G probes and royalty revenues.

While we believe that demand for our products remains and our revenue will recover, overall capital expenditures within hospitals, surgi-centers and physician offices has been impacted by the general level of uncertainty brought about by COVID-19. Until this stabilizes, we anticipate capital expenditures may continue to be deferred.

Gross Profit.

Gross profit decreased $2.4 million or 13.3% from $17.9 million in 2019 to $15.5 million in 2020. Gross margin increased 1.5% from 41.3% in 2019 to 42.8% in 2020. The increase in gross margin was primarily attributable to favorable geographic and product mix, partially offset by an increase in manufacturing overhead rate as a result of fixed overhead expenditures being absorbed over a lower sales volume.

Gross margins are expected to continue to fluctuate due to changes in the relative proportions of domestic and international sales, the product mix of sales, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies, sales return and a variety of other factors.

Research and Development.

R&D expenses decreased $0.4 million or 10.9% from $3.7 million in 2019 to $3.3 million in 2020. The decrease was attributable primarily to a decrease in consulting expenses and a decrease in personnel costs due to reduction in headcount.

Sales and Marketing.

Sales and marketing expenses decreased $2.6 million or 17.6%, from $14.9 million in 2019 to $12.2 million in 2020. The decrease was primarily attributable to a decrease in personnel costs as a result of a reduction in headcount, lower commission expense due to lower sales, lower travel expenses and lower marketing program expenses as a consequence of the COVID-19 pandemic reducing business activity.

General and Administrative.

General and administrative expenses decreased $1.8 million or 21.0% from $8.4 million in 2019 to $6.6 million in 2020. The decrease was primarily attributable to a decrease in personnel costs as a result of a reduction in headcount and lower legal expenses.

Management anticipates operating with the reduction in headcount and consequently lower costs for the foreseeable future as it continues to focus on managing expenses.

Other Income, Net.

Other income, net amounted to $0.3 million in 2020 and $0.2 million in 2019. Other income, net, consisted primarily of interest income or expense, foreign currency gain or loss and the change in expense associated with the re-measurement of contingent liabilities.

Income Taxes.

We recorded a provision for income taxes of $26 thousand for the year ended January 2, 2021 compared to $48 thousand for the year ended December 28, 2019. The effective tax rate for the year ended December 2, 2021 was negative 0.41% compared to an effective tax rate of negative 0.46% for the year ended December 28, 2019. The income tax valuation allowance was $18.8 million at the end of 2020 compared to $17.4 million at the end of 2019.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

Comparison of 2020 and 2019

As of January 2, 2021, we had cash and cash equivalents of $11.6 million and working capital of $16.7 million compared to cash and cash equivalents of $12.7 million and working capital of $20.8 million as of December 28, 2019.

Net cash used in operating activities was $3.2 million in 2020 compared to $7.9 million in 2019. The decrease in net cash used in operating activities, expressed in direct cash flow terms, was primarily due to lower vendor payments and lower employee compensation, partially offset by a reduction in cash receipts from customers.

During 2020, net cash used in investing activities was $0.1 million, which consisted of capital expenditures. Net cash used in investing activities during 2019 was $0.5 million, which consisted of $0.1 million for capital expenditures and $0.4 million for payment of the contingent earn-out liability.

During 2020, net cash provided by financing activities was $2.5 million, primarily from the proceeds from a U.S. Small Business Association Loan (the “SBA Loan”) pursuant to the Payroll Protection Program (“PPP”) established under the CARES Act. Net cash used in financing activities during 2019 was $0.2 million, which consisted of payroll taxes related to net share settlement of equity awards.

We have historically funded our operations primarily through sales of our products to customers, and through common stock and borrowing arrangements. As of January 2, 2021, our principal sources of liquidity consisted of cash and cash equivalents of $11.6 million. We have incurred net losses over the last several years, and as of January 2, 2021, have an accumulated deficit of approximately $56.9 million. We expect to continue to incur operating losses and negative cash flows from operations at least through January 1, 2022.

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

We have the following revenue transaction types: (1) Product Sale Only, (2) Laser Advantage Program (LAP), (3) Service Contracts, (4) System Repairs (outside of warranty) and (5) Royalty Revenue.

(1)

Product Sale Only: Our products consist of laser consoles, delivery devices and consumable instrumentation, including laser probes. Our products are currently sold for use by ophthalmologists specializing in the treatment of glaucoma and retinal diseases. Inside the United States and Germany the products are sold directly to the end users.  In other countries outside of the United States and Germany, we utilize independent, third-party distributors to market and sell our products. There is no continuing obligation subsequent to the shipment to these distributors.

We recognize revenue from product sale at a point in time. When a system or disposables are sold without any additional deliverables, we recognize revenue using the five-step model: (1) identifying the contract with the customer, (2) identifying the performance obligations in the contract, (3) determining expected transaction price, (4) allocating the transaction price to the distinct performance obligations in the contract, and (5) recognizing revenue when (or as) the performance obligations are satisfied.

(2)

LAP Program (Discontinued in the second quarter of fiscal year 2019): We entered into LAP contracts with certain customers. Under the LAP program, the system is given away free of charge and title is transferred after the customer purchases the minimum required number of boxes of probes (classified as disposables). Customers with older machines have the ability to trade in their old machines for the most current laser equipment offered in the program (Cyclo G6 Laser) and receive a discount on the program’s minimum purchase requirements. Under ASC 606, this non-cash consideration must be included in the transaction price. However, we have determined that there is no value associated with the old machines and the trade-in is essentially offered to encourage customers to purchase more consumables under the program.

We recognize revenue from product sales under the LAP program at a point in time. We allocate the transaction price of the distinct performance obligations in the contract by determining stand-alone selling price using historical pricing net of any variable consideration or discounts to specifically allocate to a particular performance obligation.

(3)

Service Contracts: We offer a standard two-year warranty on all system sales. We also offer a service contract which is sold to customers in incremental, one-year periods which begin subsequent to the expiration of the standard two-year warranty. The customer can opt to purchase the service contract at the time of the system sale or after the initial system sale.

We recognize revenue from service contracts ratably over the service period. Revenue recognition for the sale of a service contract is largely dependent on the timing of the sale as follows:

a.

Service Contract Sale in Conjunction with System Sale: If the customer opts to purchase a service contract at the time of the system sale, we allocate the transaction price of the distinct performance obligations in the contract by determining stand-alone selling price using historical pricing net of any variable consideration or discounts to specifically allocate to a particular performance obligation.

b.

Service Contract Sale Subsequent to System Sale: If the customer opts to purchase a service contract after the initial system sale, we determine the amount of time that has elapsed since the initial system sale. If the service contract is purchased within 60 days of the initial sale, we consider this sale to be an additional element of the original sale and allocates the transaction price of the distinct performance obligations in the contract by determining stand-alone selling price using historical pricing net of any variable consideration or discounts to specifically allocate to a particular performance obligation. If the service contract is purchased subsequent to sixty days after the initial sale, the sale of the service contract is deemed a separate contract and is deferred at the selling price and recognized ratably over the extended warranty period as the performance obligation is satisfied.

(4)	System Repairs (outside of warranty): Customers will occasionally request repairs from us subsequent to the expiration of the standard warranty and outside of a service contract.

We recognize revenue from system repairs (outside of warranty) at a point in time. When the customer requests repairs from us subsequent to the expiration of the standard warranty and outside of a service contract, these repair contracts are considered separate from the initial sale, and as such, revenue is recognized as the repair services are rendered and the performance obligation satisfied.

(5)	Royalty Revenue: We have royalty agreements with two customers related to sale of our intellectual property. Under the terms of these agreements, the customer is to remit a percentage of sales to us.

Since these arrangements are for sales-based licenses of intellectual property, for which the guidance in paragraph ASC 606-10-55-65 applies, we recognize revenue only as the subsequent sale occurs. However, we note that such sales being reported by the licensee with a quarter in arrears, such revenue is recognized at the time it is reported and paid by the licensee given that any estimated variable consideration would have to be fully constrained due to the unpredictability of such estimate and the unavoidable risk that it may lead to significant revenue reversals.

We elected the practical expedient allowing it to not recognize as a contract asset the commission paid to its salesforce on the sale of its products as an incremental cost of obtaining a contract with a customer but rather recognize such commission as expense when incurred as the amortization period of the asset that we would have otherwise recognized is one year or less.

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

Income Taxes.

We account for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We annually evaluate the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. As of January 2, 2021, based on our recent history of losses and its forecasted losses, management believes on the more likely than not basis that a full valuation allowance is required. Accordingly, as of January 2, 2021, we provided a full valuation allowance on our federal and state deferred tax assets.

Accounting for Uncertainty in Income Taxes.

We account for uncertain tax positions in accordance with ASC 740. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a "more-likely-than-not" threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There was no accrued interest and penalties during the year ended January 2, 2021.

Accounting for Stock-Based Compensation.

We account for stock-based compensation granted to employees and directors, including employees’ stock option awards and restricted stock units at grant date, based on the fair value of the award. Stock-based compensation is recognized as expense on a ratable basis over the requisite service period of the award.

We value options using the Black-Scholes option pricing model. Time-based restricted stock units are valued at the grant date fair value of the underlying common shares. Performance-based restricted stock units without market conditions are valued at grant date fair value of the underlying common shares. Performance-based RSUs granted with market conditions and performance-based stock options with market conditions are valued using the Monte Carlo simulation model. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. The Monte Carlo simulation model incorporates assumptions for the holding period, risk-free interest rate, stock price volatility and dividend yield.

Leases.

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use (“ROU”) assets, net and Operating lease liabilities in our consolidated balance sheets. As of January 2, 2021, we were not a party to finance lease arrangements.

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

Item 8. Financial Statements and Supplementary Data.

Our consolidated balance sheets as of January 2, 2021 and December 28, 2019 and the consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of our fiscal years 2020 and 2019 together with the related notes and the report of our independent registered public accounting firm, are on the following pages. Additional required financial information is described in Item 15.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of IRIDEX Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IRIDEX Corporation (a Delaware corporation) and its subsidiaries (the “Company”) as of January 2, 2021 and December 28, 2019, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended January 2, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2021 and December 28, 2019, and the results of its operations and its cash flows for each of the two years in the period ended January 2, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory Valuation - Adjustments for Excess or Obsolete Inventories

As described in Notes 2 and 4 to the consolidated financial statements, the Company has inventories with a carrying value of $5.7 million as of January 2, 2021. The Company’s inventories are stated at the lower of cost or net realizable value. Cost is determined on a standard cost basis which approximates actual cost on a first-in, first-out (“FIFO”) method. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration, and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory and are charged to cost of revenues.  The Company’s inventories include demonstration units (“demos”) to facilitate the sale of products to prospective customers and loaners for existing customers to use while their product is under repair.

The principal considerations for our determination that performing procedures relating to net realizable value adjustments to inventories is a critical audit matter are the significant amount of judgement by management in developing the assumptions of the forecasted changes in demand, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues, which in turn led to significant auditor judgement, subjectivity, and effort in performing audit procedures and evaluating audit evidence relating to these factors. Additionally, for certain new product launches there may be limited historical data with which to evaluate forecasts.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included obtaining an understanding of the Company’s inventory reserve review process, including the assumptions and data underlying the excess and obsolete inventory valuation. The procedures also included, among others, testing management’s process for developing the estimate of the adjustments for excess or obsolete inventories, testing the completeness and accuracy of the underlying data used in the estimate, and evaluating management’s assumptions of forecasted product demand. Evaluating management’s demand forecast for reasonableness involved considering historical sales by product, comparing prior period estimates to actual results, and determining whether the demand forecast used was consistent with evidence obtained in other areas of the audit.

/s/ BPM LLP

We have served as the Company’s auditor since 2007.

San Jose, California

March 23, 2021

IRIDEX Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	FY 2020	FY 2019
	January 2, 2021	December 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$11,626	$12,653
Accounts receivable, net of allowance for doubtful accounts of $244 as of January 2, 2021 and $187 as of December 28, 2019	7,289	9,323
Inventories	5,714	8,174
Prepaid expenses and other current assets	730	401
Total current assets	25,359	30,551
Property and equipment, net	449	730
Intangible assets, net	68	84
Goodwill	533	533
Operating lease right-of-use assets, net	1,428	2,764
Other long-term assets	132	151
Total assets	$27,969	$34,813
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,148	$2,592
Accrued compensation	1,965	2,398
Accrued expenses	1,806	1,544
Current portion of PPP loan	1,249	—
Accrued warranty	166	380
Deferred revenue	938	1,450
Operating lease liabilities	1,409	1,414
Total current liabilities	8,681	9,778
Long-term liabilities:
PPP loan	1,248	—
Accrued warranty	81	156
Deferred revenue	289	360
Operating lease liabilities	282	1,795
Other long-term liabilities	22	19
Total liabilities	10,603	12,108
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding 13,899,683 and 13,785,233 shares as of January 2, 2021 and December 28, 2019, respectively	148	147
Additional paid-in capital	74,181	73,093
Accumulated other comprehensive income (loss)	(19)	80
Accumulated deficit	(56,944)	(50,615)
Total stockholders’ equity	17,366	22,705
Total liabilities and stockholders’ equity	$27,969	$34,813

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	FY 2020	FY 2019
	Year Ended	Year Ended
	January 2, 2021	December 28, 2019
Total revenues	$36,347	$43,447
Cost of revenues	20,789	25,508
Gross profit	15,558	17,939
Operating expenses:
Research and development	3,282	3,682
Sales and marketing	12,239	14,852
General and administrative	6,620	8,379
Total operating expenses	22,141	26,913
Loss from operations	(6,583)	(8,974)
Other income, net	280	209
Loss from operations before provision for income taxes	(6,303)	(8,765)
Provision for income taxes	26	48
Net loss	$(6,329)	$(8,813)
Net loss per share:
Basic	$(0.46)	$(0.64)
Diluted	$(0.46)	$(0.64)
Weighted average shares used in computing net loss per common share:
Basic	13,842	13,707
Diluted	13,842	13,707

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	FY 2020	FY 2019
	Year Ended	Year Ended
	January 2, 2021	December 28, 2019
Net loss	$(6,329)	$(8,813)
Change in foreign currency translation adjustments	(99)	10
Comprehensive loss	$(6,428)	$(8,803)

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
FY 2018: Balances, December 29, 2018	13,602,052	$145	$71,548	$70	$(41,802)	$29,961
Issuance of common stock under stock option plan	210					—
Employee stock-based compensation expense			1,703			1,703
Release of restricted stock, including net share settlement	182,971	2	(158)			(156)
Other comprehensive income				10		10
Net loss					(8,813)	(8,813)
FY 2019: Balances, December 28, 2019	13,785,233	147	73,093	80	(50,615)	22,705
Employee stock-based compensation expense			1,119			1,119
Release of restricted stock, including net share settlement	114,450	1	(31)			(30)
Other comprehensive income				(99)		(99)
Net loss					(6,329)	(6,329)
FY 2020: Balances, January 2, 2021	13,899,683	$148	$74,181	$(19)	$(56,944)	$17,366

The accompanying notes are an integral part of these consolidated financial statements.

IRIDEX Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	FY 2020	FY 2019
	Year Ended	Year Ended
	January 2, 2021	December 28, 2019
Operating activities:
Net loss	$(6,329)	$(8,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property and equipment	17	2
Depreciation and amortization	504	688
Change in fair value of earn-out liability	—	47
Stock-based compensation	1,119	1,703
Provision for doubtful accounts	181	25
Changes in operating assets and liabilities:
Accounts receivable	1,861	(271)
Inventories	2,382	545
Prepaid expenses and other current assets	(328)	145
Operating lease right-of-use assets	1,342	1,219
Other long-term assets	27	47
Accounts payable	(1,445)	76
Accrued compensation	(434)	(563)
Accrued expenses	259	(752)
Accrued warranty	(289)	(324)
Deferred revenue	(583)	(415)
Operating lease liabilities	(1,524)	(1,274)
Other long-term liabilities	3	2
Net cash used in operating activities	(3,237)	(7,913)
Investing activities:
Acquisition of property and equipment	(97)	(128)
Proceeds from sale of property and equipment	4	—
Payment on earn-out liability	—	(381)
Net cash used in investing activities	(93)	(509)
Financing activities:
Proceeds from PPP loan	2,497	—
Taxes paid related to net share settlements of equity awards	(30)	(156)
Net cash provided by (used in) financing activities	2,467	(156)
Effect of foreign exchange rate changes	(164)	37
Net decrease in cash and cash equivalents	(1,027)	(8,541)
Cash and cash equivalents, beginning of year	12,653	21,194
Cash and cash equivalents, end of year	$11,626	$12,653
Supplemental disclosure of cash flow information:
Cash (received) paid during the year for:
Income taxes	$(74)	$14
Supplemental disclosure of non-cash activities:
Transfer of inventory to property and equipment	$129	$67

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

Our fiscal year always ends on the Saturday closest to December 31. Fiscal 2020 ended on January 2, 2021 (“FY 2020”) and Fiscal 2019 ended on December 28, 2019 (“FY 2019”). Fiscal years 2020 and 2019 included 53 weeks and 52 weeks of operations, respectively.

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

Sales Returns Allowance and Allowance for Doubtful Accounts.

When determining the transaction price, we estimate the variable consideration as the most likely amount to which we expect to be entitled, and we include the estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue will not occur when the uncertainty associated with the variable consideration is resolved. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. Our provision for sales returns is recorded net of the associated costs. There was no provision for sales returns as of January 2, 2021 and $264 thousand as of December 28, 2019, which was recorded within the deferred revenue accounts in the consolidated balance sheets.

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

A reconciliation of the changes in our allowance for doubtful accounts balances for the years ended January 2, 2021 and December 28, 2019 are as follows (in thousands):

	Balance at			Balance
	Beginning of			at End of
Description	the period	Additions	(Deductions)	the period
Allowance for doubtful accounts Years ended
January 2, 2021	187	181	(124)	244
December 28, 2019	213	25	(51)	187

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

As part of our normal business, we generally utilize various finished goods inventory as either sales demos to facilitate the sale of our products to prospective customers, or as loaners that we allow our existing customers to use while we repair their products. We are amortizing these demos and loaners over an estimated useful life of four years. The amortization of the demos is charged to sales and marketing expense while the amortization on the loaners is charged to cost of revenues. The gross value of demos and loaners was $1.9 million and $2.8 million and the accumulated amortization was $1.7 million and $1.4 million as of January 2, 2021 and December 28, 2019, respectively. The net book value of demos and loaners is charged to cost of revenues when such demos or loaners are sold.

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

Leases.

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use (“ROU”) assets, net and Operating lease liabilities in our consolidated balance sheets. As of January 2, 2021, the Company was not a party to finance lease arrangements.

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

Valuation of Goodwill and Intangible Assets.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an annual impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test during the second quarter of fiscal 2020 and determined that its goodwill was not impaired. As of January 2, 2021, we had not identified any factors that indicated there was an impairment of our goodwill and determined that no additional impairment analysis was then required.

Intangible assets with definite lives are amortized over the useful life of the asset. We review our amortizing intangible assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future non-discounted net cash flow the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. In such circumstances, we conduct an impairment analysis in accordance with Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Other” (“ASC 350”).

Revenue Recognition.

Our revenues arise from the sale of laser consoles, delivery devices, consumables, service, and support activities. We also derive revenue from royalties from third parties which are typically based on licensees’ net sales of products that utilize our technology. Our revenue is recognized in accordance with ASC 606, “Revenue from Contracts with Customers.”

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

(2)

LAP Program (Discontinued in the second quarter of fiscal year 2019): The Company entered into LAP contracts with certain customers. Under the LAP program, the system is given away free of charge and title is transferred after the customer purchases the minimum required number of boxes of probes (classified as disposables). Customers with older machines have the ability to trade in their old machines for the most current laser equipment offered in the program (Cyclo G6 Laser) and receive a discount on the program’s minimum purchase requirements. Under ASC 606, this non-cash consideration must be included in the transaction price. However, the Company has determined that there is no value associated with the old machines and the trade in is essentially offered to encourage customers to purchase more consumables under the program.

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

A reconciliation of the changes in our deferred revenue balances for the years ended January 2, 2021 and December 28, 2019 are as follows (in thousands):

FY 2018: Balance as of December 29, 2018	$2,225
Additions to deferral	2,168
Revenue recognized	(2,564)
Deductions from reserves	(19)
FY 2019: Balance as of December 28, 2019	1,810
Additions to deferral	1,610
Revenue recognized	(2,190)
Deductions from reserves	(3)
FY 2020: Balance as of January 2, 2021	$1,227

During each of the twelve months ended January 2, 2021 and December 28, 2019, approximately $1.3 million was recognized pertaining to amounts deferred as of both December 28, 2019 and December 29, 2018.

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

A reconciliation of the changes in our warranty liability for the years ended January 2, 2021 and December 28, 2019 are as follows (in thousands):

FY 2018: Balance as of December 29, 2018	$860
Accruals for product warranties	283
Cost of warranty claims	(296)
Adjustment to pre-existing warranties	(311)
FY 2019: Balance as of December 28, 2019	536
Accruals for product warranties	128
Cost of warranty claims	(108)
Adjustment to pre-existing warranties	(309)
FY 2020: Balance as of January 2, 2021	$247

Shipping and Handling Costs.

Our shipping and handling costs billed to customers are included in revenues and the associated expense is recorded in cost of revenues for all periods presented. Shipping and handling costs billed to customers amounted to $0.2 million during each of fiscal years 2020 and 2019.

Research and Development.

Research and development expenditures are charged to operations as incurred.

Advertising.

Advertising and promotion costs are expensed as they are incurred; such costs were approximately $0.1 million in 2020 and $0.3 million in 2019 and are included in sales and marketing expenses in the accompanying consolidated statements of operations.

Income Taxes.

We account for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We annually evaluate the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. As of January 2, 2021, based on the Company's recent history of losses and its forecasted losses, management believes on the more likely than not basis that a full valuation allowance is required. Accordingly, as of January 2, 2021, the Company provided a full valuation allowance on its federal and states deferred tax assets.

Accounting for Uncertainty in Income Taxes.

We account for uncertain tax positions in accordance with ASC 740. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a "more-likely-than-not" threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accrued interest and penalties during the years ended January 2, 2021 and December 28, 2019.

Accounting for Stock-Based Compensation.

We account for stock-based compensation granted to employees and directors, including employees stock option awards and restricted stock units in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”). Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award. Stock-based compensation is recognized as expense on a ratable basis over the requisite service period of the award.

We value options using the Black-Scholes option pricing model. Time-based restricted stock units are valued at the grant date fair value of the underlying common shares. Performance-based restricted stock units without market conditions are valued at grant date fair value of the underlying common shares. Performance-based RSUs granted with market conditions and performance-based stock options with market conditions are valued using the Monte Carlo simulation model. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. The Monte Carlo simulation model incorporates assumptions for the holding period, risk-free interest rate, stock price volatility and dividend yield.

Concentration of Credit Risk and Other Risks and Uncertainties.

Our cash and cash equivalents are deposited in demand and money market accounts. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and therefore, bear minimal risk.

We market our products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of our customers and maintains an allowance for potential credit losses. Historically, we have not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the years ended January 2, 2021 and December 28, 2019, no single customer accounted for greater than 10% of total revenues. As of January 2, 2021, one customer accounted for over 10% of our accounts receivable, representing 13%. As of December 28, 2019, one customer accounted for more than 10% of accounts receivable balance, representing 11%.

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

Net Income (Loss) per Share.

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents consist of incremental common shares issuable upon the exercise of stock options and release (vesting) of restricted stock units and awards and are calculated under the treasury stock method. Common stock equivalent shares from unexercised stock options and unvested restricted stock units are excluded from the computation for periods in which we incur a net loss or if the exercise price of such options is greater than the average market price of our common stock for the period as their effect would be anti-dilutive. See Note 16 - Computation of Basic and Diluted Net Loss Per Common Share.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements included in these consolidated financial statements to conform to the current year presentation. The reclassifications had no impact on previously reported net loss, accumulated deficit, total assets, or total liabilities.

Recent Accounting Standards Not Yet Adopted.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” as part of its initiative to reduce complexity in the accounting standards. The standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its financial position and results of operations, if any.

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

The carrying amounts of our financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of January 2, 2021 and December 28, 2019, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company’s PPP loan as of January 2, 2021, approximates its fair value based on the specified interest rate.

As of January 2, 2021 and December 28, 2019, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

	As of January 2, 2021				As of December 28, 2019
	Fair Value Measurements				Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$11,051	$—	$—	$11,051	$10,711	$—	$—	$10,711

The Company’s Level 1 financial assets are money market funds whose fair values are based on quoted market prices. The Company does not have any Level 2 and Level 3 financial assets or liabilities.

4. Inventories

The components of our inventories are as follows (in thousands):

	FY 2020	FY 2019
	January 2, 2021	December 28, 2019
Raw materials	$2,236	$2,043
Work in process	548	1,111
Finished goods	2,930	5,020
Total inventories	$5,714	$8,174

5. Property and Equipment

The components of our property and equipment are as follows (in thousands):

	FY 2020	FY 2019
	January 2, 2021	December 28, 2019
Equipment	$10,760	$10,594
Leasehold improvements	2,464	2,490
Less: accumulated depreciation and amortization	(12,775)	(12,354)
Property and equipment, net	$449	$730

Depreciation expense related to property and equipment was $488 thousand and $672 thousand for the fiscal years 2020 and 2019, respectively.

6. Goodwill

The carrying value of goodwill was $533 thousand as of January 2, 2021 and December 28, 2019, respectively.

Goodwill is tested for impairment at least annually or whenever there is a change in circumstances that indicates the carrying value of these assets may be impaired. The determination of whether any potential impairment of goodwill exists is based upon an impairment test performed in accordance with ASC 350. There was no impairment of goodwill recognized during fiscal years 2020 and 2019.

7. Intangible Assets

The components of our purchased intangible assets as of January 2, 2021 are as follows (in thousands):

	Useful Lives	FY 2020 Annual Amortization	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Lives Remaining
Customer relations	15 Years	$16	$240	$172	$68	4.25 Years
Patents	Varies	—	600	600	—	Varies
		$16	$840	$772	$68

The components of our purchased intangible assets as of December 28, 2019 are as follows (in thousands):

	Useful Lives	FY 2019 Annual Amortization	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Lives Remaining
Customer relations	15 Years	$16	$240	$156	$84	5.25 Years
Patents	Varies	—	600	600	—	Varies
		$16	$840	$756	$84

Aggregate amortization expense for each of the fiscal years 2020 and 2019 was $16 thousand. The amortization of customer relations was charged to sales and marketing expense.

Estimated future amortization expense for purchased intangible assets is as follows (in thousands):

Fiscal Year:
2021	$16
2022	16
2023	16
2024	16
2025	4
Total	$68

8. Accrued Expenses

The components of our accrued expenses are as follows (in thousands):

	FY 2020	FY 2019
	January 2, 2021	December 28, 2019
Customer deposits	$802	$775
Royalties payable	89	89
Sales and marketing expenses	116	100
Professional fees	125	147
Legal expenses	201	120
Accrued rent	169	—
Other accrued expenses	304	313
Total accrued expenses	$1,806	$1,544

In July 2020, the Company agreed with its landlord for its Mountain View, California operating facility to defer rent for six weeks in August and September 2020 totaling approximately $169 thousand without interest to be paid in equal monthly installments from September 2021 to February 2022.  In accordance with the “SEC Staff Q&A – Topic 842 and Topic 840: Accounting for lease concessions related to the effects of the COVID-19 pandemic”, the Company has accounted for this transaction as if no changes to the lease contract were made, and therefore not as a modification to the original lease.  As such, the Company has recorded the rent expense during the deferral period.

9. PPP Loan

On April 23, 2020, the Company qualified for and received a loan pursuant to the Paycheck Protection Program, a program implemented by the U.S. Small Business Administration under the Coronavirus Aid, Relief, and Economic Security Act, from a qualified lender (the “PPP Lender”), for an aggregate principal amount of approximately $2.5 million (the "PPP Loan"). The PPP Loan bears interest at a fixed rate of 1.0% per annum, with the first six months of interest deferred, has a term of two years, and is unsecured and guaranteed by the U.S. Small Business Administration. The principal amount of the PPP Loan is subject to forgiveness under the Paycheck Protection Program upon the Company’s request to the extent that the PPP Loan proceeds are used to pay expenses permitted by the Paycheck Protection Program, including payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company. On September 22, 2020, the Company submitted the PPP Loan forgiveness application for the entire amount of approximately $2.5 million. The accrued interest is $17 thousand as of January 2, 2021. The Company cannot provide assurance that principal and interest amounts under the PPP Loan will be forgiven. To the extent that all or part of the PPP Loan is not forgiven, the Company will be required to pay interest on the PPP Loan at a rate of 1.0% per annum, and starting in September 2021 principal and interest payments will be required through the maturity date in April 2022. The terms of the PPP Loan provide for customary events of default including, among other things, payment defaults, breach of representations, and insolvency events.

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

10. Commitments and Contingencies

Operating Lease Commitments.

We lease our operating facilities in Mountain View, California, under a non-cancelable operating lease through February 28, 2022.  There are no remaining options to extend or renew the terms of this lease.

Our operating lease commitments consist of facility and office equipment leases. Operating lease expense for fiscal years 2020 and 2019 was approximately $1.3 million and $1.4 million, respectively. The weighted average discount rate used in calculating the present value of lease payments was 5.4%. As of January 2, 2021, the weighted average remaining lease term for our operating leases was 1.2 years.

The following represents maturities of operating lease liabilities as of January 2, 2021 (in thousands):

Fiscal Year	Operating Lease Payments
2021	$1,467
2022	268
2023	16
2024	—
2025	—
Total lease payments	1,751
Less: Imputed interest	(60)
Total future minimum lease payments	$1,691

Purchase Commitments.

Our purchase commitments consist primarily of non-cancellable purchase orders with vendors to manufacture certain components and ophthalmic instruments. Future minimum payments for our purchase commitments as of January 2, 2021 are summarized as follows (in thousands):

Fiscal Year	Purchase Commitments
2021	$9,160

License Agreements.

We are obligated to pay royalties equivalent to 5% of sales on certain products under certain license agreements with termination dates through the end of 2021. Royalty expense, charged to cost of revenues, was approximately $0.3 million and $0.4 million for fiscal years 2020 and 2019, respectively.

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

11. Stockholders’ Equity

2008 Equity Incentive Plan.

On June 11, 2008, the shareholders approved the adoption of the 2008 Equity Incentive Plan, (the “Incentive Plan”). There are no material changes in the Incentive Plan from the 1998 Plan. In 2014, 2017, 2018 and 2019, the stockholders approved an amendment to the Incentive Plan for purposes of complying with Section 162(m) of the Internal Revenue Code of 1986, as amended, to increase the share reserve under the Incentive Plan, and to make certain other amendments to the terms of the Incentive Plan. The maximum aggregate number of shares that may be awarded and sold under the Incentive Plan is 3,850,000 shares plus any shares subject to stock options or similar awards granted under the 1998 Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 1998 Stock Plan (the “1998 Plan”) that are forfeited to us on or after February 23, 2008, which was the date the 1998 Plan expired.

The following table represents the shares activity and the total number of shares available for grant under the Incentive Plan:

Shares Available for Grant
Balances as of December 29, 2018	700,962
Additional shares reserved	1,000,000
Options granted	(853,650)
Restricted stock granted	(443,036)
Options cancelled or forfeited	314,786
Awards cancelled	388,461
Balances as of December 28, 2019	1,107,523
Options granted	(523,650)
Restricted stock granted	(557,816)
Options cancelled or forfeited	257,662
Awards cancelled	194,303
Balances as of January 2, 2021	478,022

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

The following table shows stock-based compensation expenses by functional area in the consolidated statements of operations for 2020 and 2019 (in thousands):

	FY 2020	FY 2019
	Year Ended	Year Ended
	January 2, 2021	December 28, 2019
Cost of revenues	$133	$75
Research and development	(4)	174
Sales and marketing	429	409
General and administrative	561	1,045
Total stock-based compensation expense	$1,119	$1,703

Stock-based compensation expense capitalized to inventory was immaterial for 2020 and 2019.

As of January 2, 2021, there was $2.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the Incentive Plan. The cost is expected to be recognized over a weighted-average period of 2.05 years.

Summary of Stock Options

The following table summarizes information regarding activity in our stock option plans during the fiscal years ended 2020 and 2019 (in thousands except share and per share data):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances as of December 29, 2018	844,898	$8.84
Options granted	853,650	4.55
Options exercised	(210)	3.49
Options cancelled or forfeited	(314,786)	9.20
Balances as of December 28, 2019	1,383,552	$6.11
Options granted	523,650	2.13
Options exercised	—	—
Options cancelled or forfeited	(257,662)	7.23
Balances as of January 2, 2021	1,649,540	$4.67

The following table summarizes information with respect to stock options outstanding and exercisable as of January 2, 2021:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$1.70 - $2.12	32,400	6.01	$1.85	5,018	$1.82
$2.13 - $2.13	434,950	6.67	$2.13	—	$—
$2.18 - $4.33	174,200	5.73	$2.75	41,016	$3.12
$4.60 - $4.85	30,000	5.28	$4.73	12,813	$4.72
$4.92 - $4.92	600,000	5.38	$4.92	237,500	$4.92
$4.98 - $8.29	168,100	4.36	$5.76	98,921	$5.94
$8.33 - $11.16	174,428	2.15	$9.67	162,989	$9.69
$12.85 - $12.85	15,000	2.81	$12.85	15,000	$12.85
$14.61 - $14.61	20,000	3.18	$14.61	18,751	$14.61
$16.29 - $16.29	462	2.56	$16.29	462	$16.29
$1.70 - $16.29	1,649,540	5.27	$4.67	592,470	$6.76

The determination of the fair value of options granted is computed using the Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Option Plan
	FY 2020	FY 2019
Average risk free interest rate	0.25%	1.75%
Expected life (in years)	4.55 years	4.55 years
Dividend yield	—	—
Average volatility	62.4%	45.6%

The weighted average grant date fair value of options granted as calculated using the Black-Scholes option pricing was $1.06 and $1.65 per share for the fiscal years 2020 and 2019, respectively.

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

Information regarding stock options outstanding, exercisable and expected to vest as of January 2, 2021 is summarized below:

	Number of	Weighted Average	Weighted Average Remaining Contractual	Aggregate Intrinsic Value
	Shares	Exercise Price	Life (years)	(thousands)
Options outstanding	1,649,540	$4.67	5.27	$217
Options vested and expected to vest	1,454,695	$4.86	5.17	$175
Options exercisable	592,470	$6.76	4.10	$9

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 2, 2021. This amount is subject to change due to changes to the fair market value of our common stock. The total intrinsic value of options exercised for each of fiscal years 2020 and 2019 was approximately $0 thousand.

Restricted Stock Units

Effective for the 2018 fiscal year and thereafter, each non-employee member of the Board of Directors receives an annual equity award of either restricted stock or RSU, at the election of such Board member, in each case equal to $40 thousand worth of our common stock (determined at the fair market value of the shares at the time such award is granted) under our Incentive Plan. The Lead Independent Director or the Chairman of the Board of Directors receives an additional annual equity award of either restricted stock or RSU, equal to $10 thousand worth of our common stock. Each equity award vests in full on the earlier of the one-year anniversary of the date of grant or the Company’s next annual meeting of stockholders, provided that the non-employee member continues to serve on the Board through such date.

Summary of Restricted Stock Units

We recognize the estimated compensation expense of restricted stock units, net of estimated forfeitures, over the vesting term. The estimated compensation expense is based on the fair value of our common stock on the date of grant.

Information regarding the restricted stock units outstanding, vested and expected to vest as of January 2, 2021 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Restricted stock units outstanding	524,851	0.70	$1,317
Restricted stock units vested and expected to vest	467,764	0.64	$1,174

The intrinsic value of the restricted stock units is calculated based on the closing price of our shares as quoted on the Nasdaq Global Market on the last trading day of the fiscal year, December 31, 2020, of $2.51.

The majority of the restricted stock units that were released in fiscal year 2020 were net-share settled such that we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the restricted stock units on their release date as determined by our closing stock price. These net-share settlements had the effect of share repurchases as they reduced and retired the number of shares that would have otherwise been issued as a result of the release and did not represent an expense to us. For the fiscal year ended January 2, 2021, 128,624 shares of restricted stock units were released with an intrinsic value of approximately $0.3 million. We withheld 14,174 shares to satisfy approximately $30 thousand of employees’ minimum tax obligation on the released restricted stock units.

Information regarding the RSU activity during the years ended January 2, 2021 and December 28, 2019 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 29, 2018	597,121	$9.08
Restricted stock units granted	295,357	$2.28
Restricted stock units released	(222,371)	$4.32
Restricted stock units forfeited	(258,974)	$8.41
Outstanding as of December 28, 2019	411,133	$7.19
Restricted stock units granted	371,877	$1.90
Restricted stock units released	(128,624)	$2.14
Restricted stock units forfeited	(129,535)	$5.48
Outstanding as of January 2, 2021	524,851	$5.10

During the year ended January 2, 2021, the Company awarded 371,877 restricted stock units at a weighted average grant date fair value of $1.90 per share. There were no grants for performance-based shares that are subject to service and performance vesting conditions.

12. Employee Benefit Plan

We have a plan known as the Iridex Corporation Profit Sharing/401(k) Plan to provide retirement benefits through the deferred salary deductions for substantially all U.S. employees. Employees may contribute up to 15% of their annual compensation to the plan, limited to a maximum amount set by the Internal Revenue Service. The plan also provides for Company contributions at the discretion of the Company. The Company did not make matching contributions during 2020. In 2019, total matching contributions made by the Company was $219 thousand.

13. Income Taxes

Loss from operations before provision for income taxes was comprised of the following:

	FY 2020	FY 2019
	Year Ended	Year Ended
	January 2, 2021	December 28, 2019
United States	$(6,486)	$(8,711)
Foreign	183	(54)
Total	$(6,303)	$(8,765)

The provision for income taxes includes:

	FY 2020	FY 2019
	Year Ended	Year Ended
	January 2, 2021	December 28, 2019
Current:
Federal	$—	$—
State	12	19
Foreign	11	27
	23	46
Deferred:
Federal	1	1
State	2	1
	3	2
Provision for income taxes	$26	$48

Our effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

	FY 2020	FY 2019
	Year Ended	Year Ended
	January 2, 2021	December 28, 2019
Income tax provision at statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	0.9%	2.8%
Permanent differences	(2.8)%	(3.4)%
Research and development credits	0.4%	0.4%
Change in valuation allowance	(23.3)%	(21.3)%
Foreign rate differential	0.4%	(0.3)%
Other	3.0%	0.3%
Effective tax rate	(0.4)%	(0.5)%

The tax effect of temporary differences and carryforwards that give rise to significant portions of the net deferred tax assets are presented below (in thousands):

	FY 2020	FY 2019
	Year Ended	Year Ended
	January 2, 2021	December 28, 2019
Net operating losses	$11,769	$10,426
Research and development credits	3,273	3,175
Accruals and reserves	2,382	2,334
Deferred revenue	81	54
Property and equipment	307	316
Intangible assets	328	370
Stock compensation	658	657
Net deferred tax asset	18,798	17,332
Valuation allowance	(18,820)	(17,351)
Net deferred tax liabilities	$(22)	$(19)

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

As of January 2, 2021, based on the Company's recent history of losses and its forecasted losses, management believes on the more likely than not basis that a full valuation allowance is required. Accordingly, in the fourth quarter of fiscal year 2020, the Company provided a full valuation allowance on its federal and state deferred tax assets. As of January 2, 2021, the Company had federal and state net operating loss (“NOL”) carry forwards of $47.7 million and $23.3 million, respectively. The federal NOL will begin to expire in 2033 and the state NOL will begin to expire in 2021.

The Company has federal and state research credit carry forwards of approximately $2.0 million and $2.9 million, respectively. The federal research credit will begin to expire in 2027 and the state research credit can be carried forward indefinitely. In the event of a change in ownership as defined by IRC sections 382 and 383, the usage of the above mentioned NOLs and credits may be limited.

The Company accounts for uncertain tax positions in accordance with ASC 740, “Income Taxes”. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. In accordance with our accounting policy, we recognize accrued interests and penalties related to unrecognized tax benefits as a component of income tax expense. There is no accrued interest and penalty during the year ended January 2, 2021.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	FY 2020	FY 2019
	Year Ended	Year Ended
	January 2, 2021	December 28, 2019
Balance at the beginning of the year	$1,192	$1,155
Additions based upon tax positions related to the current year	28	37
Balance at the end of the year	$1,220	$1,192

If the ending balance of $1.2 million of unrecognized tax benefits at January 2, 2021 were recognized, $0 of the recognition would affect the income tax rate. The Company does not anticipate any material change in our unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business.

The Company files U.S. federal and state returns. The tax years 2012 to 2020 remain open in several jurisdictions, none of which have individual significance.

14. Loan and Security Agreement

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

In January 2020, the Company reduced the credit line to match its expected borrowing base, which is reflected in the Second Amendment to the Loan Agreement providing for up to $8.0 million Revolving Loan Facility through January 1, 2021. The Third Amendment to the Loan Agreement was executed in December 2020 to extend the term through April 1, 2022.

As of January 2, 2021 and December 28, 2019, there were no amounts outstanding.

15. Business Segments and Geographical Information

We operate in one segment, ophthalmology. We develop, manufacture and market medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service and support activities.

Revenue information shown by product is as follows (in thousands):

	FY 2020	FY 2019
	Year Ended	Year Ended
	January 2, 2021	December 28, 2019
G6	$11,272	$13,070
Retina	18,088	22,879
Other(1)	6,987	7,498
Total revenues	$36,347	$43,447

(1) Other includes service contract revenues of $1,263 and $1,363 recognized during fiscal years 2020 and 2019, respectively. Other also includes revenues from paid service, royalty, freight and legacy G probes.

Revenue information shown by geographic region is as follows (in thousands):

	FY 2020	FY 2019
	Year Ended	Year Ended
	January 2, 2021	December 28, 2019
United States	$19,312	$22,270
Europe	8,006	9,894
Americas, excluding the U.S.	1,967	2,857
Asia/Pacific Rim	7,062	8,426
	$36,347	$43,447

Revenues are attributed to countries based on location of end customers. For fiscal years 2020 and 2019 no individual country accounted for more than 10% of our sales, except for the United States, which accounted for 53.1% and 51.3% of revenues in 2020 and 2019, respectively.

16. Computation of Basic and Diluted Net Loss Per Common Share

A reconciliation of the numerator and denominator of basic and diluted net income per common share is provided as follows (in thousands, except per share amounts):

	FY 2020	FY 2019
	Year Ended	Year Ended
	January 2, 2021	December 28, 2019
Numerator:
Net loss	$(6,329)	$(8,813)
Denominator:
Weighted average shares of common stock (basic)	13,842	13,707

Weighted average shares of common stock (diluted)	13,842	13,707
Per share data:
Basic net loss per share	$(0.46)	$(0.64)
Diluted net loss per share	$(0.46)	$(0.64)

As of January 2, 2021 and December 28, 2019, stock options, restricted stock units and restricted stock awards of 1,407,410 and 1,162,049 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding because to do so would have been anti-dilutive.

17. Subsequent Events

On March 2, 2021, the Company entered into a series of strategic transactions with Topcon Corporation (“Topcon”), Topcon America Corporation (the “Investor”) and Topcon Medical Laser Systems, Inc. (the “Seller”), pursuant to which (i) the Company and the Seller entered into an asset purchase agreement dated March 2, 2021, pursuant to which the Company acquired substantially all the assets (except for cash and cash equivalents) of the Seller (the “Transferred Assets”) (the “Asset Purchase Agreement”), (ii) Topcon and the Company entered into a distribution agreement dated March 2, 2021, pursuant to which the Company granted Topcon the exclusive right to distribute the Company’s retina and glaucoma products in certain geographies outside the United States (the “Distribution Agreement”), (iii) pursuant to an investment agreement dated March 2, 2021 (the “Investment Agreement”) the Investor acquired 1,618,122 shares of the Company’s Common Stock for an aggregate purchase price of $10 million (the “Shares”) and (iv) the Company and Investor entered into a registration rights agreement dated March 2, 2021 (the “Registration Rights Agreement”) with respect to the registration of the Shares for resale.

Pursuant to the Asset Purchase Agreement, the transferred assets include substantially all of the Seller’s assets including the rights to the Seller’s PASCAL product (the “Transferred Assets”). The Company assumed only those liabilities arising after the closing in connection with the Transferred Assets. In the Asset Purchase Agreement, the Company and the Seller made certain customary representations and warranties and agreed to certain customary covenants. The Agreement provides that the Company and the Seller will each indemnify the other for losses arising from certain breaches of the Agreement and for certain other liabilities subject to customary caps and deductibles. The Company plans to offer employment to certain of the employees of the Seller and sublease the Seller’s current Livermore facility from Topcon. The Closing occurred on March 10, 2021.

Pursuant to the Distribution Agreement, the Company appointed Topcon as the exclusive distributor of the Company’s glaucoma and retina products, including Seller’s PASCAL product, in certain countries outside of the United States. Topcon agreed to use commercially reasonable efforts to commercialize the Company’s products in each region throughout the territory, including achieving certain sales baselines by product category and region. If Topcon fails to achieve the baselines in a region, the Company will have the right to, subject to payment of a fee, terminate Topcon’s appointment in such region. The Distribution Agreement and Topcon’s appointment will, unless terminated earlier, continue on a country-by-country basis for a period of ten (10) years from the date exclusivity is granted. The Distribution Agreement includes customary termination rights and effects of termination, including a termination for convenience right in favor of Topcon and, subject to payment of a fee, a termination right in favor of the Company upon a change of control of the Company. The net proceeds to the Company from the transactions reflected in the Asset Purchase Agreement and the Distribution Agreement are $9.5 million.

Pursuant to the Investment Agreement, Shares are subject to a six-month lockup. In the six months following the purchase of the Shares, the Investor shall have the right to participate on a pro rata basis in subsequent issuances of Common Stock or equivalents by the Company or any of its subsidiaries. Pursuant to the Registration Rights Agreement the Company has committed to register the Shares for resale within the same period of time and there are standard penalty provisions if the Company fails to register the Shares for resale within such period. The Investment Agreement and the Registration Rights Agreement are subject to customary representations and warranties, covenants and indemnification provisions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on management’s evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of January 2, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even any effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of any internal control may vary over time. Our management assessed the effectiveness of the company’s internal control over financial reporting as of January 2, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment using those criteria, our management concluded that, as of January 2, 2021, our internal control over financial reporting is effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act.

Inherent Limitations on Effectiveness of Controls

Our management, including our Principal Executive Officer and Principal Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more persons or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

Not applicable.

PART III

Certain information required by Part III has been omitted from this Form 10-K. This information is instead incorporated herein by reference to our definitive Proxy Statement, which we will file within 120 days after the end of our fiscal year pursuant to Regulation 14A in time for our Annual Meeting of Stockholders to be held in 2021.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended January 2, 2021 and is incorporated in this report by reference.

Item 11. Executive Compensation

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed in Part II of this Annual Report on Form 10-K:

2. Financial Statement Schedule

Schedules have been omitted because they are either not required, not applicable, or the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits

Exhibit Index

Exhibits	Exhibit Title

3.1(1) (P)	Amended and Restated Certificate of Incorporation of Registrant.

3.2(2)	Amended and Restated Bylaws of Registrant.

4.1(3)	Investor Rights Agreement, dated as of August 31, 2007, by and among the Registrant, BlueLine Capital Partners, LP; BlueLine Capital Partners III, LP and BlueLine Capital Partners II, LP.

4.2(4)	Amendment No. 1 to Investor Rights Agreement, dated as of March 31, 2009.

4.3(25)	Description of Capital Stock.

10.1(17)	Fourth Amendment to Lease Agreement dated February 9, 2016 by and between Zappettini Investment Co. and the Registrant.

10.2(19)	Form of Indemnification Agreement with directors and officers.

10.3(5)

Lease Agreement dated December 6, 1996 by and between Zappettini Investment Co. and the Registrant, as amended pursuant to Amendment No. 1 dated September 15, 2003 and Amendment No. 2 dated December 22, 2008.

10.3.1(13)	Third Amendment to Lease Agreement dated August 4, 2014 by and between Zappettini Investment Co. and the Registrant.

10.3.2(21)	Fourth Amendment to Lease Agreement dated January 31, 2016 by and between ZIC 12112 Terra Bella LLC and the Registrant.

10.3.3(22)	Triple Net Lease dated April 26, 2017 by and between ZIC 12112 Terra Bella LLC and the Registrant.

10.6(8)*	2005 Employee Stock Purchase Plan.

10.7(9)*	2008 Equity Incentive Plan, as amended.

10.8(10)*	Form of 2008 Equity Incentive Plan Option Agreement.

10.9(11)*	Form of Stand-Alone Stock Option Agreement.

10.10(3)	Securities Purchase Agreement, dated August 31, 2007, by and among BlueLine Capital Partners, LP, BlueLine Capital Partners III, LP, BlueLine Capital Partners II, LP and the Registrant.

10.11(12)*	Form of 2008 Equity Incentive Plan Restricted Stock Award Agreement.

Exhibits	Exhibit Title
10.12(12)*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Agreement.

10.13(14)*	Restricted Stock Unit Award Agreement granted to William M. Moore under the Company’s 2008 Equity Incentive Plan, as amended.

10.14(15)*	Restricted Stock Unit Award Agreement granted to William M. Moore under the Company’s 2008 Equity Incentive Plan, as amended.

10.15(16)*	Change in Control Severance Agreement dated March 30, 2015, between the Registrant and William M. Moore.

10.16(18)*	Change in Control Severance Agreement dated as of December 6, 2017 by and between the Company and George Marcellino

10.17(19)*	Offer Letter between the Company and Mr. Mokari effective as of May 13, 2016.

10.18(19)*	Change in Control Severance Agreement, between the Company and Mr. Mokari.

10.19(20)	Loan and Security Agreement, dated as of November 2, 2016, between IRIDEX Corporation and Silicon Valley Bank.

10.19.1(25)	First Amendment to Loan and Security Agreement between IRIDEX Corporation and Silicon Valley Bank, executed on December 3, 2019.

10.19.2(25)	Second Amendment to Loan and Security Agreement between IRIDEX Corporation and Silicon Valley Bank, executed on January 8, 2020.

10.19.3	Third Amendment to Loan and Security Agreement between IRIDEX Corporation and Silicon Valley Bank, executed on December 31, 2020.

10.20(23)*	Offer Letter between the Company and Mr. Bruce effective as of May 20, 2019.

10.21(24)*	Change in Control Severance Agreement dated as of October 25, 2019, between the Company and Mr. Bruce.

10.22(24)*	Change in Control Severance Agreement dated as of October 25, 2019, between the Company and Mr. Mercer.

21.1 (1) (P)	Subsidiaries of Registrant

23.1	Consent of BPM LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page).

31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Exhibits filed with the Registration Statement on Form SB-2 (No. 333-00320-LA) which was declared effective on February 15, 1996.

(2)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on April 1, 2019.
(3)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on September 7, 2007.
(4)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on April 6, 2009.
(5)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-K for the year ended January 3, 2009.
(8)	Incorporated by reference to the appendix filed with the Registrant’s Proxy Statement for the Registrant’s 2004 Annual Meeting of Stockholders which was filed on April 30, 2004.
(9)	Incorporated by reference to the appendix filed with the Registrant’s Proxy Statement for the Registrant’s 2019 Annual Meeting of Stockholders which was filed on June 12, 2019.
(10)	Incorporated by reference to Exhibit 99.1 filed with Registrant’s Registration Statement on Form S-8 on November 21, 2008.
(11)	Incorporated by reference to Exhibit 99.(d)(5) filed with the Registration Statement on Form SC TO-I July 30, 2009.
(12)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-Q for the quarter ended July 2, 2011.
(13)	Incorporated by reference to the Exhibit 10.1 filed with the Registrant’s Report on Form 10-Q filed on November 3, 2014.
(14)	Incorporated by reference to the Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on March 27, 2013.
(15)	Incorporated by reference to the Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on January 9, 2014.
(16)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 10-Q on May 12, 2015.
(17)	Incorporated by reference to the Exhibit 10.1 filed with the Registrant’s Report on Form 10-K on March 31, 2016.
(18)	Incorporated by reference to the Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on December 6, 2017.
(19)	Incorporated by reference to the Exhibits filed with the Registrant’s Report on Form 8-K on July 11, 2016,
(20)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on November 3, 2016.
(21)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Report on Form 10-K on March 31, 2016.
(22)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Report on Form 8-K on May 1, 2017.
(23)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Report on Form 8-K/A on June 14, 2019.
(24)	Incorporated by reference to Exhibits filed with the Registrant’s Report on Form 8-K on October 28, 2019.
(25)	Incorporated by reference to Exhibits filed with the Registrant’s Report on Form 10-K on March 13, 2020.
(P)	Print filing.

Trademark Acknowledgments

IRIDEX, the IRIDEX logo, IRIS Medical, MicroPulse, OcuLight, EndoProbe, MicroPulse P3, G-Probe, G-Probe Illuminate, TruFocus LIO Premiere, IQ 577, IQ532, Cyclo G6, and TxCell are our registered trademarks. All other trademarks or trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 23rd day of March 2021.

IRIDEX CORPORATION

By:	/s/ David I. Bruce
David I. Bruce
President and Chief Executive Officer

/s/ Fuad Ahmad
Fuad Ahmad
Interim Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David I. Bruce and Fuad Ahmad, jointly and severally, their attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign on behalf of the undersigned any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and each of the undersigned does hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David I. Bruce	President and Chief Executive Officer	March 23, 2021
(David I. Bruce)	(Principal Executive Officer)

/s/ Fuad Ahmad	Interim Chief Financial Officer	March 23, 2021
(Fuad Ahmad)	(Principal Financial Officer)

/s/ Robert Gunst	Chairman of the Board	March 23, 2021
(Robert Gunst)

/s/ Doris Engibous	Director	March 23, 2021
(Doris Engibous)

/s/ Robert Grove	Director	March 23, 2021
(Robert Grove)

/s/ Kenneth E. Ludlum	Director	March 23, 2021
(Kenneth E. Ludlum)

/s/ (Scott Shuda)	Director	March 23, 2021
(Scott Shuda)