Form 10-Q
period 2021-04-03
IRIDEX CORP
filed 2021-05-12
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2021

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

The number of shares of common stock, $0.01 par value, issued and outstanding as of May 6, 2021 was 15,625,800.

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

•	our ability to raise additional capital;
•	customer acceptance and purchase of our existing products and new products;
•	our ability to maintain and expand our customer base;
•	competition from other products;
•	the impact of foreign currency exchange rate and interest rate fluctuations on our results and sales;
•	the pace of change and innovation in the markets in which we participate and the competitive nature of those markets;
•	our business strategy and our plan to build our business;
•	our ability to effectively manage our growth;
•	the success of our strategic partnership with Topcon;
•	our costs of manufacturing and reliance on third party manufacturers;
•	our ability to forecast and meet product demand;
•	our ability to discover defects in our products and systems;
•	our international expansion and sales strategy;
•	our operating results and cash flows;
•	our beliefs and objectives for future operations;
•	our relationships with third parties;
•	our ability to maintain, protect, and enhance our intellectual property rights;
•	our ability to maintain, protect, and enhance our information technology systems and data;
•	our ability to maintain our facilities in good working order;
•	our ability to recover the carrying value of goodwill;
•	the impact of expensing stock options and other equity awards;
•	our ability to successfully defend litigation brought against us;
•	our ability to indemnify our directors and officers;
•	our ability to repay indebtedness and have indebtedness forgiven;
•	our ability to successfully expand in our existing markets and into new markets;
•	sufficiency of cash to meet cash needs for at least the next 12 months;
•	our ability to comply with laws, policies, and regulations that currently apply or become applicable to our business both in the United States and internationally;

•	our ability to attract and retain qualified employees and key personnel, and source suppliers;
•	the future trading prices of our common stock; and
•	our ability to pay dividends in the future.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

IRIDEX Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share and per share data)

	April 3, 2021	January 2, 2021 (1)
ASSETS
Current assets:
Cash and cash equivalents	$27,993	$11,626
Accounts receivable, net of allowance for doubtful accounts of $250 as of April 3, 2021 and $244 as of January 2, 2021	8,185	7,289
Inventories	7,042	5,714
Prepaid expenses and other current assets	1,001	730
Total current assets	44,221	25,359
Property and equipment, net	719	449
Intangible assets, net	2,349	68
Goodwill	965	533
Operating lease right-of-use assets, net	1,228	1,428
Other long-term assets	77	132
Total assets	$49,559	$27,969
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,687	$1,148
Accrued compensation	1,873	1,965
Accrued expenses	1,447	990
Other current liabilities	2,274	816
Current portion of PPP loan	2,185	1,249
Accrued warranty	124	166
Deferred revenue	1,812	938
Operating lease liabilities	1,345	1,409
Total current liabilities	12,747	8,681
Long-term liabilities:
PPP loan	312	1,248
Accrued warranty	81	81
Deferred revenue	10,653	289
Operating lease liabilities	95	282
Other long-term liabilities	22	22
Total liabilities	23,910	10,603
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding 15,522,809 and 13,899,683 shares as of April 3, 2021 and January 2, 2021, respectively	165	148
Additional paid-in capital	84,419	74,181
Accumulated other comprehensive income (loss)	19	(19)
Accumulated deficit	(58,954)	(56,944)
Total stockholders’ equity	25,649	17,366
Total liabilities and stockholders’ equity	$49,559	$27,969

(1)	Derived from the audited consolidated financial statements included in the Annual Report on Form 10-K filed with the SEC for the year ended January 2, 2021.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended
	April 3, 2021	March 28, 2020
Total revenues	$11,959	$9,021
Cost of revenues	7,020	5,105
Gross profit	4,939	3,916
Operating expenses:
Research and development	1,165	719
Sales and marketing	2,982	3,152
General and administrative	2,633	1,698
Total operating expenses	6,780	5,569
Loss from operations	(1,841)	(1,653)
Other income, net	(161)	9
Loss from operations before provision for income taxes	(2,002)	(1,644)
Provision for income taxes	8	7
Net loss	$(2,010)	$(1,651)
Net loss per share:
Basic	$(0.14)	$(0.12)
Diluted	$(0.14)	$(0.12)
Weighted average shares used in computing net loss per common share:
Basic	14,346	13,786
Diluted	14,346	13,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended
	April 3, 2021	March 28, 2020
Net loss	$(2,010)	$(1,651)
Foreign currency translation adjustments	38	2
Comprehensive loss	$(1,972)	$(1,649)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited, in thousands, except share data)

For the three months ended April 3, 2021	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances, January 2, 2021	13,899,683	$148	$74,181	$(19)	$(56,944)	$17,366
Issuance of common stock, net of issuance costs	1,618,122	16	9,862			9,878
Issuance of common stock under stock option plan	3,082	1	16			17
Employee stock-based compensation expense			366			366
Release of restricted stock, net of taxes paid	1,922		(6)			(6)
Other comprehensive income				38		38
Net loss					(2,010)	(2,010)
Balances, April 3, 2021	15,522,809	$165	$84,419	$19	$(58,954)	$25,649

For the three months ended March 28, 2020	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances, December 28, 2019	13,785,233	$147	$73,093	$80	$(50,615)	$22,705
Employee stock-based compensation expense			95			95
Release of restricted stock, net of taxes paid	2,736		(2)			(2)
Other comprehensive income				2		2
Net loss					(1,651)	(1,651)
Balances, March 28, 2020	13,787,969	$147	$73,186	$82	$(52,266)	$21,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended
	April 3, 2021	March 28, 2020
Operating activities:
Net loss	$(2,010)	$(1,651)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	140	143
Stock-based compensation	366	95
Provision for doubtful accounts	—	42
Changes in operating assets and liabilities:
Accounts receivable	(900)	2,292
Inventories	943	(35)
Prepaid expenses and other current assets	(271)	(290)
Operating lease right-of-use assets	200	302
Other long-term assets	53	11
Accounts payable	539	(1,091)
Accrued compensation	(91)	(681)
Accrued expenses	458	(28)
Accrued warranty	(42)	(140)
Deferred revenue	11,238	(108)
Operating lease liabilities	(251)	(343)
Other liabilities	1,458	29
Net cash provided by (used in) operating activities	11,830	(1,453)
Investing activities:
Acquisition of property and equipment	(73)	(68)
Cash paid for business combination, net	(5,343)	—
Net cash used in investing activities	(5,416)	(68)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	9,878	—
Proceeds from stock option exercise	17	—
Taxes paid related to net share settlements of equity awards	(6)	(2)
Net cash provided by (used in) financing activities	9,889	(2)
Effect of foreign exchange rate changes	64	9
Net decrease in cash and cash equivalents	16,367	(1,514)
Cash and cash equivalents, beginning of period	11,626	12,653
Cash and cash equivalents, end of period	$27,993	$11,139
Supplemental disclosure of non-cash activities:
Transfer of inventory to property and equipment	$27	$48

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021, which was filed with the Securities and Exchange Commission (“SEC”) on March 23, 2021. The results of operations for the three months ended April 3, 2021 and March 28, 2020 are not necessarily indicative of the results for the fiscal year ending January 1, 2022 or any future interim period. The three months ended April 3, 2021 and March 28, 2020, each had 13 weeks. For purposes of reporting the financial results, the Company’s fiscal years end on the Saturday closest to the end of December. Periodically, the Company includes a 53rd week to a year in order to end that year on the Saturday closest to the end of December.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended January 2, 2021, which was filed with the SEC on March 23, 2021.

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

The Company has the following revenue transaction types: (1) Product Sale Only, (2) Laser Advantage Program (“LAP”), (3) Service Contracts, (4) System Repairs (outside of warranty), (5) Royalty Revenue and (6) Exclusive Distribution Rights.

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

(6)

Exclusive Distribution Rights: In March 2021, Company entered into a distribution agreement with Topcon Corporation (“Topcon”), pursuant to which the Company granted Topcon the exclusive right to distribute the Company’s retina and glaucoma products in certain geographies outside the United States. The exclusivity arrangement with Topcon obligates the Company to provide training, customer support, and exclusive territorial rights to Topcon for certain international regions, for a period of 10 years, commencing upon regulatory approval to transfer existing (non-exclusive) distribution rights from the current distributors in those regions to Topcon. The agreement further stipulates that $2.0 million of arrangement fee is to be refunded to Topcon in the event that regulatory approval for the Japan region is not obtained within nine months from the date of execution of the agreement.  The Company has the right to terminate the exclusive distribution rights granted to Topcon for any of the regions at any point in time during the 10-year exclusivity term for a termination fee that is based on a multiple of 1.2X the revenue generated by the Company in 2019 for the respective region. Management has determined that the exclusivity rights, training, and customer support represents a single combined performance obligation for each region, to be recognized as exclusivity fee revenue on a straight-line basis over the 10-year period for each region, commencing on the date that regulatory approval is obtained for each region, based on the Standalone Selling Price ("SSP”) for such combined performance obligation for each region. The estimated fair value of the exclusive distribution rights for all regions combined totaled approximately $14.8 million.  Of this amount, management has fully-constrained the arrangement fee allocated to the Japan and Spain regions (totaling approximately $3.5 million, of which $1.5 million was recorded as customer deposit under other current liabilities) because of significant uncertainty regarding obtaining the necessary regulatory approvals and termination of existing distributor relationships in those regions.  As of April 3, 2021, no revenue related to the exclusive distribution rights was recorded for the three months then ended.

The Company elected the practical expedient allowing it to not recognize as a contract asset the commission paid to its salesforce on the sale of its products as an incremental cost of obtaining a contract with a customer but rather recognize such commission as expense when incurred as the amortization period of the asset that the Company would have otherwise recognized is one year or less.

Leases.

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use (“ROU”) assets, net and Operating lease liabilities in our condensed consolidated balance sheets. As of April 3, 2021 and as of January 2, 2021, the Company was not a party to finance lease arrangements.

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

We market our products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of our customers and maintains an allowance for potential credit losses. Historically, we have not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the three months ended April 3, 2021, no single customer accounted for more than 10% of total revenues. For the three months ended March 28, 2020, one customer accounted for more than 10% of total revenues, representing 13%. As of April 3, 2021, two customers accounted for over 10% of our accounts receivable, representing 13% and 12%, respectively. As of January 2, 2021, one customer accounted for more than 10% of our accounts receivable, representing 13%.

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

Deferred Revenue.

Deferred revenue represents contract liabilities and exclusivity fees. Revenue related to service contracts is deferred and recognized on a straight-line basis over the period of the applicable service contract. Costs associated with these service arrangements are recognized as incurred. Revenue related to exclusivity fees is deferred and recognized over the related exclusivity period.

A reconciliation of the changes in the Company’s deferred revenue balance for the three months ended April 3, 2021 and March 28, 2020 is as follows:

	Three Months Ended
	April 3, 2021	March 28, 2020
Balance, beginning of period	$1,227	$1,810
Additions to deferral	11,665	433
Revenue recognized	(427)	(535)
Deductions from reserves	-	(6)
Balance, end of period	12,465	1,702
Non-current portion of deferred revenue	10,653	320
Current portion of deferred revenue	$1,812	$1,382

During both the three months ended April 3, 2021 and March 28, 2020, approximately $0.4 million were recognized pertaining to amounts deferred as of January 2, 2021 and December 28, 2019. As of April 3, 2021, approximately $10.3 million and $0.9 million of the non-current portion of deferred revenue and current portion of deferred revenue, respectively, pertains to exclusivity fee deferred revenue.

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

A reconciliation of the changes in the Company’s warranty liability for the three months ended April 3, 2021 and March 28, 2020 is as follows:

	Three Months Ended
	April 3, 2021	March 28, 2020
Balance, beginning of period	$247	$536
Accruals for product warranties	19	31
Cost of warranty claims	(21)	(78)
Adjustment to pre-existing warranties	(40)	(93)
Balance, end of period	$205	$396

Reclassifications.

Certain reclassifications have been made to the prior year financial statements included in these condensed consolidated financial statements to conform to the current year presentation. The reclassifications had no impact on previously reported total assets, total liabilities and net loss or accumulated deficit.

Recently Adopted Accounting Standards.

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” as part of its initiative to reduce complexity in the accounting standards. The standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes. The Company adopted ASU 2019-12 in fiscal year 2021 and the standard did not have a material impact on its condensed consolidated financial statements.

3. Significant Transactions

On March 2, 2021, the Company entered into a series of strategic transactions with Topcon, headquartered in Tokyo Japan, pursuant to which (i) the Company purchased substantially all of the tangible and intangible assets of Topcon Medical Laser Systems, Inc. (“TMLS”) related to laser products previously manufactured and sold by TMLS, including the Pattern Scanning Laser (PASCAL) products, under the tradename “PASCAL” altogether, the “PASCAL Business”, (ii) Topcon acquired an equity interest in the Company, comprised of the issuance of 1,618,122 shares of the Company’s common stock at $6.18 per share (as determined based on the average of the Nasdaq Official Closing Price of the Company’s common stock for the five trading days immediately preceding March 2, 2021), and (iii) the Company granted Topcon the exclusive right to distribute certain of its products (including the PASCAL laser products) in certain international regions (the “Exclusive Distribution Rights”) and (iv) Topcon and the Company entered into the Manufacturing Services Agreement regarding transition of regulatory authorizations relating to, and manufacturing and supply of, the PASCAL products for a specified post-closing transition period. The transaction is expected to result in net proceeds to the Company of approximately $19.5 million (of which $17.5 million was received on March 10, 2021 with the remaining $2.0 million expected to be received later only if, as of the exclusive distribution rights start date, the Company has (A) begun the process of transferring to Topcon the exclusive distribution right in Japan, which process shall be evidenced by a copy of a written notice or letter sent by the Company to the existing distributor in Japan under which it has exercised its right of termination or non-renewal in accordance with the terms of the applicable existing distributor agreement and (B) used its commercially reasonable efforts to obtain a written acknowledgement by such existing distributor to assign and transfer all supporting documents in such existing distributor’s possession that are necessary for Topcon to effectuate the transfer of exclusive distribution rights to Topcon in Japan.). The net proceeds have been allocated on a fair value basis as follows (in thousands):

1)	Sale of equity interest (before issuance costs)	$10,000
2)	Grant of exclusive distribution rights	14,800
3)	Purchase of tangible and intangible assets	(5,343)
	Net Proceeds	$19,457

The purchase of tangible and intangible assets has been recognized as an acquisition of a business with the relative fair value of the net consideration allocated to the tangible and intangible assets based on their preliminary estimated fair values as of the acquisition date.

Refer to Note 2. Summary of Significant Accounting Policies for the recognition of revenue under ASC 606 for the grant of exclusive distribution rights.

Acquisition of substantially all of TMLS’ assets including the rights to the PASCAL product.

On March 10, 2021, the Company completed the purchase of substantially all of the tangible and intangible assets of TMLS, which was an established leader in manufacturing and selling laser products under the tradename “PASCAL”. The acquisition has been recognized as an acquisition of a business and the purchase price (approximately $5.3 million) has been preliminarily allocated to tangible and identified intangible assets acquired based on their estimated fair values.  As additional information becomes available, the Company may further revise the preliminary purchase price allocation during the remainder of the measurement period (which will not exceed 12 months from March 10, 2021).  Any such revisions or changes may be material.

The following table presents the preliminary allocation of the total purchase price:

Estimated Fair Value
(in thousands)
Inventory	$2,319
Computers and Software	102
Manufacturing and Office Equipment	112
Other tangible assets	78
Developed Technology	900
In-process Research and Development (IPR&D)	1,000
Trade names and Trademarks	300
Customer Relationships	100
Goodwill	432
Total	$5,343

Developed technology relates to PASCAL products, a pattern scanning laser used for retinal treatments, and was valued using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the developed technology less charges representing the contribution of other assets to those cash flows. The economic useful life is estimated to be 7 years, as determined based on the technology cycle related to the developed technology, and the estimated cash flows over the forecast period.

IPR&D pertains to an upcoming release of PASCAL products and has been valued using the multi-period excess earnings method under the income approach.

Trade names and Trademarks pertain to the “PASCAL” trade name, and the fair value was determined by applying the relief-from-royalty method under the income approach. The economic useful life is estimated to be 9 years, based on the expected life of the trade name and the cash flows anticipated over the forecast period.

Customer relationships represent the fair value of future projected revenue that will be derived from sales of products to existing customers of the TMLS Business, with an estimated useful life of 7 years.

Goodwill is primarily attributable to the assembled workforce and anticipated synergies and economies of scale expected from the integration of the TMLS Business. Substantially all goodwill is deductible for tax purposes.

4. Inventories

The components of the Company’s inventories as of April 3, 2021 and January 2, 2021 are as follows:

	April 3, 2021	January 2, 2021
Raw materials	$3,827	$2,236
Work in process	534	548
Finished goods	2,681	2,930
Total inventories	$7,042	$5,714

5. Goodwill and Intangible Assets

Goodwill.

The carrying value of goodwill was $1.0 million and $0.5 million as of April 3, 2021 and January 2, 2021, respectively.

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

In March 2021, the Company recorded approximately $0.4 million goodwill in connection with its purchase of the PASCAL Business. As of April 3, 2021, the Company had not identified any factors that indicated there was an impairment of its goodwill and determined that no additional impairment analysis was then required.

Intangible Assets.

The following table summarizes the components of gross and net intangible asset balances (in thousands):

	April 3, 2021				January 2, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$340	$177	$163	5.77 Years	$240	$172	$68
Developed technology	900	11	889	6.92 Years
Trade names	300	3	297	8.92 Years
In-process R&D	1,000	—	1,000	Not applicable
	$2,540	$191	$2,349		$240	$172	$68

For the three months ended April 3, 2021 and March 28, 2020, amortization expense totaled $19 thousand and $4 thousand, respectively.

The amortizations of customer relationships and trade names were charged to sales and marketing expense. The amortization for developed technology was charged to research and development expense. Future estimated amortization expense excluding in-process R&D (in thousands):

Fiscal Year:
2021 (nine months)	$144
2022	192
2023	192
2024	192
2025	180
Thereafter	449
Total	$1,349

6. Fair Value Measurements

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of April 3, 2021 and January 2, 2021, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company’s PPP loan as of April 3, 2021, approximates its fair value based on the specified interest rate.

As of April 3, 2021 and January 2, 2021, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows:

	As of April 3, 2021				As of January 2, 2021
	Fair Value Measurements				Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$27,657	$—	$—	$27,657	$11,051	$—	$—	$11,051

The Company’s Level 1 financial assets are money market funds whose fair values are based on quoted market prices. The Company does not have any Level 2 and Level 3 financial assets or liabilities.

7. PPP Loan

On April 23, 2020, the Company qualified for and received a loan pursuant to the Paycheck Protection Program, a program implemented by the U.S. Small Business Administration under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, from a qualified lender (the “PPP Lender”), for an aggregate principal amount of approximately $2.5 million (the "PPP Loan"). The PPP Loan bears interest at a fixed rate of 1.0% per annum, with the first six months of interest deferred, has a term of two years, and is unsecured and guaranteed by the U.S. Small Business Administration. The principal amount of the PPP Loan is subject to forgiveness under the Paycheck Protection Program upon the Company’s request to the extent that the PPP Loan proceeds are used to pay expenses permitted by the Paycheck Protection Program, including payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company. On September 22, 2020, the Company submitted the PPP Loan forgiveness application for the entire amount of approximately $2.5 million. The accrued interest is $23 thousand as of April 3, 2021. The Company cannot provide assurance that principal and interest amounts under the PPP Loan will be forgiven. To the extent that all or part of the PPP Loan is not forgiven, the Company will be required to pay interest on the PPP Loan at a rate of 1.0% per annum, and starting in September 2021 principal and interest payments will be required through the maturity date in April 2022. The terms of the PPP Loan provide for customary events of default including, among other things, payment defaults, breach of representations, and insolvency events.

The U.S. Department of the Treasury has announced that it will conduct audits for PPP loans that exceed $2 million. Should the Company be audited or reviewed by the U.S. Department of the Treasury or the U.S. Small Business Administration as a result of the SBA Loan or filing the application for forgiveness or otherwise and receive an adverse outcome in such an audit, we could be required to return the full amount of the SBA Loan and may potentially be subject to civil and criminal fines and penalties.

8. Commitments and Contingencies

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

Operating Lease Commitments.

Our operating lease commitments consist of facility and office equipment leases. Operating lease expenses for the three months ended April 3, 2021 and March 28, 2020 were approximately $0.3 million during each period. The weighted average discount rate used in calculating the present value of lease payments was 5.4%. As of April 3, 2021, the weighted average remaining lease term for our operating leases was 1.1 years.

The following represents maturities of operating lease liabilities as of April 3, 2021 (in thousands):

Fiscal Year	Operating Lease Payments
Remainder of 2021 (9 months)	$1,131
2022	302
2023	50
2024	3
2025	—
Total lease payments	1,486
Less: Imputed interest	(46)
Total lease liabilities	$1,440

On April 30, 2021, the First Amendment to that certain Triple Net Lease dated April 26, 2017 between the Company and ZIC 1212 Terra Bella LLC (“First Amendment”) was executed, among other things, to reduce the portion of premises leased by the Company and extend the lease term through August 31, 2024.

Pursuant to the First Amendment, the base monthly rent for the reduced premises of approximately 29,830 square feet, ranges from $84,121 to $93,070, for the period May 1, 2021 to August 31, 2024.  The Company is also responsible for the payment of certain operating expenses and taxes during the term. The Lease provides the landlord with a termination right, which can be exercised by the landlord by giving written notice to the Company at least thirty (30) months prior to the effective date of the termination.

Purchase Commitments.

Our purchase commitments consist primarily of non-cancellable purchase commitments with vendors to manufacture certain components and ophthalmic instrumentation. As of April 3, 2021, our future minimum payments through fiscal year 2022 for our purchase commitments were approximately $13.9 million.

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

9. Stockholders’ Equity and Stock-Based Compensation

Stock-Based Compensation

The Company accounts for stock-based compensation granted to employees and directors, including employees stock option awards, restricted stock and restricted stock units (“RSUs”) in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”). Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s service period. The Company recognizes compensation expense on a ratable basis over the requisite service period of the award.

The Company values options using the Black-Scholes option pricing model. Time-based RSUs are valued at the grant date fair value of the underlying common shares. Performance-based RSUs without market conditions are valued at grant date fair value of the underlying common shares. Performance-based RSUs granted with market conditions and performance-based stock options with market conditions are valued using the Monte Carlo simulation model. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. The Monte Carlo simulation model incorporates assumptions for the holding period, risk-free interest rate, stock price volatility and dividend yield.

2008 Equity Incentive Plan.

The terms of awards granted during the three months ended April 3, 2021 were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 2, 2021.

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended April 3, 2021 and March 28, 2020:

	Three Months Ended
(in thousands)	April 3, 2021	March 28, 2020
Cost of revenues	$47	$24
Research and development	36	(31)
Sales and marketing	98	39
General and administrative	185	63
	$366	$95

Stock-based compensation expense capitalized to inventory was immaterial for the three months ended April 3, 2021 and March 28, 2020.

As of April 3, 2021, there was $1.6 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements. The cost is expected to be recognized over a weighted average period of 2.02 years.

Summary of Stock Options.

The following table summarizes stock options information during the three months ended April 3, 2021:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding as of January 2, 2021	1,649,540	$4.67
Granted	16,000	4.90
Exercised	(3,082)	5.29
Canceled or forfeited	(99,061)	4.54
Outstanding as of April 3, 2021	1,563,397	$4.68	$4,538

The weighted average grant date fair value of the options granted was $2.74 and $1.05 per share for the three months ended April 3, 2021 and March 28, 2020, respectively.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock-based awards (options) with the following weighted average assumptions:

	Three Months Ended
	April 3, 2021	March 28, 2020
Average risk free interest rate	0.74%	0.46%
Expected life (in years)	4.45 years	4.55 years
Dividend yield	—%	—%
Average volatility	72%	57%

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

Information regarding stock options outstanding, vested, expected to vest, and exercisable as of April 3, 2021 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Options outstanding	1,563,397	$4.68	5.82	$4,538
Options vested and expected to vest	1,353,572	$4.78	5.61	$3,875
Options exercisable	447,476	$7.11	3.57	$658

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of April 3, 2021, that would have been received by option holders had all option holders exercised their stock options as of that date. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the three months ended April 3, 2021 and March 28, 2020 was approximately $6 thousand and $0 thousand, respectively.

Summary of RSUs and Awards

Information regarding RSUs activity for the three months ended April 3, 2021 is summarized below:

Number of Shares
Outstanding as of January 2, 2021	524,851
RSUs granted	6,450
RSUs released	(2,833)
RSUs forfeited	(54,312)
Outstanding as of April 3, 2021	474,156

10. Income Taxes

Provision for Income Tax.

The Company calculates its interim tax provision in accordance with the provisions of ASC 740-270, Income Taxes; Interim Reporting. For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur. The Company recorded a provision for income tax of $8 thousand and $7 thousand for the three months ended April 3, 2021 and March 28, 2020, respectively.

Deferred Income Taxes.

The Company accounts for income taxes in accordance with ASC topic 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. As of the first quarter of fiscal year 2021, based on the Company’s recent history of losses and its forecasted losses, management believes on the more likely than not basis that a full valuation allowance is required. Accordingly, the Company continues to provide a full valuation allowance on its federal and states deferred tax assets.

Uncertain Tax Positions.

The Company accounts for its uncertain tax positions in accordance with ASC 740. As of January 2, 2021, the Company had $1.2 million of unrecognized tax benefits, none of the unrecognized tax benefits would result in a change in the Company’s effective tax rate if recognized in future years.

The Company is not aware of any other uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate during the fiscal year.

CARES Act.

On March 27, 2020, the CARES Act was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. These provisions are not expected to have a material effect on the Company’s consolidated financial statements. The Company obtained a PPP Loan. A portion, or all, of the PPP Loan may be forgiven. The Company cannot provide assurance that principal and interest amounts under the PPP Loan will be forgiven. If the PPP Loan is forgiven, the Company may qualify to not include the debt forgiveness income as taxable income. Given the Company has a full valuation allowance, the impact of the PPP Loan is not expected to be material.

The Company is subject to United States federal income tax as well as to income taxes in state jurisdictions. The Company’s federal and state income tax returns are open to examination by tax authorities for three years and three-to-five years, respectively.

11. Computation of Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. Common stock equivalents consist of incremental common shares issuable upon the exercise of stock options, and the release (vesting) of RSUs and awards and are calculated under the treasury stock method. Common stock equivalent shares from unexercised stock options, and unvested RSUs and awards are excluded from the computation for periods in which we incur a net loss or if the exercise price of such options is greater than the average market price of our common stock for the period as their effect would be anti-dilutive.

For the three months ended April 3, 2021 and March 28, 2020, potential shares from stock options and RSUs totaling 1,635,558 and 1,215,607 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding.

A reconciliation of the numerator and denominator of basic and diluted net loss per common share is provided as follows:

	Three Months Ended
(in thousands except per share data)	April 3, 2021	March 28, 2020
Numerator:
Net loss	$(2,010)	$(1,651)
Denominator:
Weighted average shares of common stock (basic)	14,346	13,786

Weighted average shares of common stock (diluted)	14,346	13,786
Per share data:
Basic net loss per share	$(0.14)	$(0.12)
Diluted net loss per share	$(0.14)	$(0.12)

12. Business Segments

The Company operates in one segment, ophthalmology. The Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service, and support activities.

Revenue information shown by product group is as follows:

	Three Months Ended
(in thousands)	April 3, 2021	March 28, 2020
Cyclo G6	$3,349	$2,923
Retina	6,660	4,134
Other(1)	1,950	1,964
Total revenues	$11,959	$9,021

(1) Includes service contract revenues of $299 and $315 recognized during the three months ended April 3, 2021 and March 28, 2020, respectively. Other also includes revenues from paid service, royalty, freight and legacy G probes.

Revenue information shown by geographic region, based on the sales destination, is as follows:

	Three Months Ended
(in thousands)	April 3, 2021	March 28, 2020
United States	$5,564	$4,441
Europe	2,417	1,984
Rest of Americas	804	403
Asia/Pacific Rim	3,174	2,193
Total revenues	$11,959	$9,021

Revenues are attributed to countries based on the location of end customers.

Other than the United States, Japan accounted for more than 10% of the Company’s revenues during the three months ended April 3, 2021, representing 17%.   Other than the United States, Japan accounted for more than 10% of the Company’s revenues during the three months ended March 28, 2020, representing 13%. The United States accounted for 46.5% and 49.2% of revenues for the three months ended April 3, 2021 and March 28, 2020, respectively. International sales accounted for 53.5% and 50.8% of revenues for the three months ended April 3, 2021 and March 28, 2020, respectively.

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

Results of Operations

The following table sets forth certain operating data as a percentage of revenues:

	Three Months Ended
	April 3, 2021	March 28, 2020
Total revenues	100.0%	100.0%
Cost of revenues	58.7%	56.6%
Gross margin	41.3%	43.4%
Operating expenses:
Research and development	9.7%	8.0%
Sales and marketing	24.9%	34.9%
General and administrative	22.0%	18.8%
Total operating expenses	56.6%	61.7%
Loss from operations	(15.3%)	(18.3%)
Other income, net	(1.3%)	0.1%
Loss from operations before provision for income taxes	(16.6%)	(18.2%)
Provision for income taxes	0.1%	0.1%
Net loss	(16.7%)	(18.3%)

The following comparisons are between the three months ended April 3, 2021 and March 28, 2020:

Revenues.

	Three Months Ended	Three Months Ended
(in thousands)	April 3, 2021	March 28, 2020	Change in $	Change in %
Cyclo G6	$3,349	$2,923	$426	14.6%
Retina	6,660	4,134	2,526	61.1%
Other	1,950	1,964	(14)	(0.7%)
Total revenues	$11,959	$9,021	$2,938	32.6%

Our total revenues increased by $2.9 million, or 32.6%, from $9.0 million to $12.0 million. Revenues from retina products increased 61.1%, primarily due to inclusion of PASCAL product revenue from our acquisition of TMLS assets and strength of Iridex Retina products, particularly in the international markets. Revenues from Cyclo G6 products increased 14.6%, as a result of strong performance of our Cyclo G6 Probes in both the US and Internationally. Other revenues, comprised of service, royalty, freight and legacy G probes, was flat year over year.

While we believe that demand for our products remains and our outlook has improved, the overall capital expenditure landscape within hospitals, surgi-centers and physician offices is still being impacted by the general level of uncertainty brought on by COVID-19. Until this stabilizes, we anticipate capital expenditures may continue to be deferred.

Gross Profit and Gross Margin.

Gross profit increased by $1.0 million, or 26.1%, from $3.9 million to $4.9 million. Gross margin decreased by 2.1 percentage points from 43.4% to 41.3%. The decrease in gross margin was primarily attributable to a shift in geographic mix and product mix.

Gross margins are expected to fluctuate due to changes in the relative proportion of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and other factors.

Research and Development.

Research and development (“R&D”) expenses increased by $0.4 million, or 62.0%, from $0.7 million to $1.2 million. The increase in spending was primarily attributable to increased level of spending on laser systems and inclusion of R&D expense from our acquisition of PASCAL Business.

Sales and Marketing.

Sales and marketing expenses decreased by $0.2 million, or 5.4%, from $3.2 million to $3.0 million. The decrease was primarily attributable to ongoing pause in marketing activities due to COVID-19 relative to prior year.

General and Administrative.

General and administrative expenses increased by $0.9 million, or 55.1%, from $1.7 million to $2.6 million. The increase in spending was primarily attributable to an increase in legal and consulting expenses associated with PASCAL Business acquisition and execution of the Exclusive Distribution agreement with Topcon.

Other Income (Expense), Net.

Other expense, net was $0.2 million, compared to other income, net of $9 thousand. Other income (expense), net, consisted primarily of interest income or expense, foreign currency gain or loss.

Income Taxes.

We recorded an income tax provision of $8 thousand and $7 thousand, respectively.

Liquidity and Capital Resources.

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of April 3, 2021, we had cash and cash equivalents of $28.0 million and working capital of $31.5 million compared to cash and cash equivalents of $11.6 million and working capital of $16.7 million as of January 2, 2021.

Net cash provided by operating activities was $11.8 million in the three months ended April 3, 2021 compared to net cash used in operating activities of $1.5 million in the three months ended March 28, 2020. The increase in net cash provided by operating activities, expressed in direct cash flow terms, was primarily due to the payment received for the distribution exclusivity fee and timing of vendor payments.

For the three months ended April 3, 2021, net cash used in investing activities was $5.4 million, which consisted primarily of the purchase of PASCAL Business. Net cash used in investing activities for the three months ended March 28, 2020 was $0.1 million, which consisted of capital expenditures.

For the three months ended April 3, 2021, net cash provided by financing activities was $9.9 million, primarily from the net proceeds arising from the issuance of common stock. For the three months ended March 28, 2020, net cash used in financing activities was immaterial.

We have historically funded our operations primarily through sales of our products to customers, and through common stock and borrowing arrangements. As of April 3, 2021, our principal sources of liquidity consisted of cash and cash equivalents of $28.0 million. We have incurred net losses over the last several years, and as of April 3, 2021, have an accumulated deficit of approximately $58.9 million. We expect to continue to incur operating losses and negative cash flows from operations through April 2, 2022.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 3, 2021. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

Risk Factor Summary

Our business operations are subject to numerous risks, factors and uncertainties outside of our control that could cause our actual results to be harmed, including risks regarding the following:

General economic factors

•	the COVID-19 pandemic and responsive measures;
•	the success of our partnership with Topcon; and
•	natural disasters, economic downturns, public health crises or political crises.

Operational factors

•	our relationship with our strategic partner and distributor, Topcon;
•	quality control and production issues;
•	the complexity of our laser systems;
•	defects in our laser systems;
•	costs, sales volumes, results of operations, and revenues;
•	direct and independent sales forces and a network of international distributors to sell our products;
•	our growth;
•	dependence on international sales;
•	new products and applications and improving existing products;
•	fluctuations in our sales and operating results;
•	the ophthalmology market;
•	competition in our industry;
•	the collaborative relationships used to enhance products and applications;
•	the loss of key personnel;
•	meeting product demand;
•	dependence on sole source and limited source suppliers;
•	disruptions to our information technology system and breaches of data security;
•	maintaining relationships with health care providers;
•	the misuse of our products;
•	our reputation and brand;
•	the inability of our customers to obtain credit or material increases in interest rates; and
•	recalls of our products.

Regulatory and Legal factors

•	healthcare reform measures;
•	third-party coverage and reimbursement policies;
•	compliance with healthcare laws;
•	our compliance with potential governmental, regulatory and other legal proceedings relative to advertising, promotion and marketing;
•	patents and proprietary rights related to our intellectual property;
•	compliance with government regulations, including the FDA’s quality system regulation and laser performance standards;
•	regulatory approval for clinical trials;
•	compliance with product liability claims;

•	developments in trade policies;
•	tax laws;
•	federal, state and foreign laws; and
•	environmental requirements.

Financing and Transactional Risks

•	our ability to repay indebtedness and have indebtedness forgiven;
•	efforts to acquire additional companies or product lines;
•	divestitures of our businesses or product lines;
•	raising additional capital; and
•	provisions in our charter documents, Delaware law and contractual provisions that could delay or prevent an acquisition or sale of our company.

Governance Risks and Risks related to Ownership of our Common Stock

•	the volatility of the trading price of our common stock;
•	our intention not to pay dividends for the foreseeable future;
•	the publication of research about us by analysts;
•	the concentration of ownership of our common stock; and
•	our ability to maintain an effective system of internal control over financial reporting.

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

On March 2, 2021, we entered into a series of strategic transactions with Topcon Corporation (“Topcon”) Topcon America Corporation (the “Investor”) and Topcon Medical Laser Systems, Inc., a subsidiary of Topcon (the “Seller”), which included an asset purchase agreement with the Seller, pursuant to which we acquired substantially all the assets (except for cash and cash equivalents) of the Seller, including rights to the PASCAL product (the “Asset Purchase Agreement”), (ii) Topcon and our company entered into a distribution agreement dated March 2, 2021, pursuant to which we granted Topcon the exclusive right to distribute our retina and glaucoma products in certain geographies outside the United States (the “Distribution Agreement”), (iii) pursuant to an investment agreement dated March 2, 2021 (the “Investment Agreement”) the Investor acquired 1,618,122 shares of the our Common Stock for an aggregate purchase price of $10 million (the “Shares”).

Pursuant to the Asset Purchase Agreement, the transferred assets include substantially all of the Seller’s assets including the rights to the PASCAL product (the “Transferred Assets”). We assumed only those liabilities arising after the closing in connection with the Transferred Assets. In the Asset Purchase Agreement, our company and the Seller made certain customary representations and warranties and agreed to certain customary covenants. The Agreement provides that our company and the Seller will each indemnify the other for losses arising from certain breaches of the Agreement and for certain other liabilities subject to customary caps and deductibles. If there are claims under the indemnification provisions for which we are liable we will need to use some or all our cash to settle those claims.

Pursuant to the Distribution Agreement, we appointed Topcon as the exclusive distributor of our glaucoma and retina products, including PASCAL product, in certain countries outside of the United States. Topcon agreed to use commercially reasonable efforts to commercialize our products in each region throughout the territory, including achieving certain sales baselines by product category and region. If Topcon fails to achieve the baselines in a region, we will have the right to, subject to payment of a fee, terminate Topcon’s appointment in such region. The Distribution Agreement and Topcon’s appointment will, unless terminated earlier, continue on a country-by-country basis for a period of ten (10) years from the date exclusivity is granted. The Distribution Agreement includes customary termination rights and effects of termination, including a termination for convenience right in favor of Topcon and, subject to payment of a fee, a termination right in our favor upon a change of control of our company.

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

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the first fiscal quarter of fiscal year 2021, our international sales were $6.4 million, or 53.5% of total revenues. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. All of our international revenues and costs for the first fiscal quarter of fiscal year 2021 have been denominated in U.S. dollars except for sales transacted through our German subsidiary. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our U.S. dollar-denominated products more expensive and thus less competitive in foreign markets and may negatively affect our reported revenue in any particular reporting period. Our international operations and sales are subject to a number of risks and potential costs, including:

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

Our success and ability to compete is dependent, in part, upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. As of April 3, 2021, our patent portfolio includes 25 active United States patents and seven active foreign patents on the technologies related to our products and processes. In addition, as of April 3, 2021, we have eight patent applications pending in the United States and 14 foreign patent applications pending. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Patents have a limited lifetime and once a patent expires competition may increase.

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

Certain of our materials may be subject to the effects of various trade agreements, treaties and tariffs. The prior U.S. presidential administration has imposed tariffs on various goods from various countries, including China, Canada and the European Union (“EU”). As a result, Canada, the EU, China and other countries responded with retaliatory tariffs on certain United States exports. We cannot predict the effect these and potential additional tariffs will have on our business, including in the context of escalating trade tensions. Further tariffs, additional taxes, or trade barriers, both domestically and internationally, may affect our selling and/or manufacturing costs and margins, the competitiveness of our products, or our ability to sell products or purchase necessary equipment and supplies, and consequently affect our business, results of operations, or financial conditions. To the extent that trade tariffs and other restrictions imposed by the United States increase the price of, or limit the amount of, raw materials and finished goods imported into the United States, the costs of our raw materials may be adversely affected and the demand from our customers for products and services may be diminished, which could adversely affect our revenues and profitability.

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

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including changes in foreign currency exchange rates, quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. During the first quarter of fiscal year 2021, the trading price of our common stock fluctuated from a low of $2.18 per share to a high of $7.71 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Title
10.1(1)	Asset Purchase Agreement dated as of March 2, 2021, among the Company, Topcon Medical Laser Systems, Inc. and Topcon America Corporation.
10.2(1)	Distribution Agreement dated as of March 2, 2021, by and between the Company and Topcon Corporation.
10.3(1)	Investment Agreement dated as of March 2, 2021, by and between the Company and Topcon America Corporation.
10.4(1)	Registration Rights Agreement dated as of March 2, 2021, by and between the Company and Topcon America Corporation.
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.CAL	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

(1)	Incorporated by reference to Exhibits filed with the Registrant’s Report on Form 8-K/A on March 4, 2021.

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

IRIDEX Corporation (Registrant)

Date: May 12, 2021	By:	/s/ DAVID I. BRUCE
		Name:	David I. Bruce
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2021	By:	/s/ FUAD AHMAD
		Name:	Fuad Ahmad
		Title:	Interim Chief Financial Officer (Principal Financial Officer)