Form 10-Q
period 2021-07-03
IRIDEX CORP
filed 2021-08-12
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2021

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

The number of shares of common stock, $0.01 par value, issued and outstanding as of August 5, 2021 was 15,832,258.

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

•	our ability to raise additional capital;
•	customer acceptance and purchase of our existing products and new products;
•	our ability to maintain and expand our customer base;
•	competition from other products;
•	the impact of foreign currency exchange rate and interest rate fluctuations on our results and sales;
•	the pace of change and innovation in the markets in which we participate and the competitive nature of those markets;
•	our business strategy and our plan to build our business;
•	our ability to effectively manage our growth;
•	the success of our strategic partnership with Topcon;
•	our costs of manufacturing and reliance on third party manufacturers;
•	our ability to forecast and meet product demand;
•	our ability to discover defects in our products and systems;
•	our international expansion and sales strategy;
•	our operating results and cash flows;
•	our beliefs and objectives for future operations;
•	our relationships with third parties;
•	our ability to maintain, protect, and enhance our intellectual property rights;
•	our ability to maintain, protect, and enhance our information technology systems and data;
•	our ability to maintain our facilities in good working order;
•	our ability to recover the carrying value of goodwill;
•	the impact of expensing stock options and other equity awards;
•	our ability to successfully defend litigation brought against us;
•	our ability to indemnify our directors and officers;
•	our ability to repay indebtedness;
•	our ability to successfully expand in our existing markets and into new markets;
•	sufficiency of cash to meet cash needs for at least the next 12 months;
•	our ability to comply with laws, policies, and regulations that currently apply or become applicable to our business both in the United States and internationally;

•	our ability to attract and retain qualified employees and key personnel, and source suppliers;
•	the future trading prices of our common stock; and
•	our ability to pay dividends in the future.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

IRIDEX Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share and per share data)

	July 3, 2021	January 2, 2021 (1)
ASSETS
Current assets:
Cash and cash equivalents	$26,259	$11,626
Accounts receivable, net of allowance for doubtful accounts of $250 as of July 3, 2021 and $244 as of January 2, 2021	8,599	7,289
Inventories	7,962	5,714
Prepaid expenses and other current assets	911	730
Total current assets	43,731	25,359
Property and equipment, net	646	449
Intangible assets, net	2,301	68
Goodwill	965	533
Operating lease right-of-use assets, net	2,821	1,428
Other long-term assets	56	132
Total assets	$50,520	$27,969
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,249	$1,148
Accrued compensation	2,068	1,965
Accrued expenses	1,454	990
Other current liabilities	2,193	816
Current portion of PPP loan	-	1,249
Accrued warranty	99	166
Deferred revenue	2,005	938
Operating lease liabilities	854	1,409
Total current liabilities	10,922	8,681
Long-term liabilities:
PPP loan	-	1,248
Accrued warranty	81	81
Deferred revenue	10,479	289
Operating lease liabilities	2,136	282
Other long-term liabilities	22	22
Total liabilities	23,640	10,603
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding 15,783,704 and 13,899,683 shares as of July 3, 2021 and January 2, 2021, respectively	167	148
Additional paid-in capital	84,265	74,181
Accumulated other comprehensive income (loss)	9	(19)
Accumulated deficit	(57,561)	(56,944)
Total stockholders’ equity	26,880	17,366
Total liabilities and stockholders’ equity	$50,520	$27,969

(1)	Derived from the audited consolidated financial statements included in the Annual Report on Form 10-K filed with the SEC for the year ended January 2, 2021.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Total revenues	$13,426	$6,219	$25,385	$15,240
Cost of revenues	7,318	3,813	14,338	8,918
Gross profit	6,108	2,406	11,047	6,322
Operating expenses:
Research and development	1,672	807	2,837	1,526
Sales and marketing	3,646	2,693	6,628	5,845
General and administrative	1,928	1,690	4,561	3,388
Total operating expenses	7,246	5,190	14,026	10,759
Loss from operations	(1,138)	(2,784)	(2,979)	(4,437)
Other income, net	2,539	9	2,378	18
Income (loss) from operations before provision for income taxes	1,401	(2,775)	(601)	(4,419)
Provision for income taxes	8	5	16	12
Net income (loss)	$1,393	$(2,780)	$(617)	$(4,431)
Net income (loss) per share:
Basic	$0.09	$(0.20)	$(0.04)	$(0.32)
Diluted	$0.09	$(0.20)	$(0.04)	$(0.32)
Weighted average shares used in computing net income (loss) per common share:
Basic	15,647	13,792	14,996	13,789
Diluted	16,307	13,792	14,996	13,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net Income (loss)	$1,393	$(2,780)	$(617)	$(4,431)
Foreign currency translation adjustments	(10)	(9)	28	(7)
Comprehensive income (loss)	$1,383	$(2,789)	$(589)	$(4,438)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited, in thousands, except share data)

For the three months ended July 3, 2021	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances, April 3, 2021	15,522,809	$165	$84,419	$19	$(58,954)	$25,649
Issuance of common stock, net of issuance costs	—	—	—			—
Issuance of common stock under stock option plan	20,222	—	80			80
Employee stock-based compensation expense			280			280
Release of restricted stock, net of taxes paid	240,673	2	(514)			(512)
Other comprehensive income (loss)				(10)		(10)
Net income (loss)					1,393	1,393
Balances, July 3, 2021	15,783,704	$167	$84,265	$9	$(57,561)	$26,880

For the six months ended July 3, 2021	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances, January 2, 2021	13,899,683	$148	$74,181	$(19)	$(56,944)	$17,366
Issuance of common stock, net of issuance costs	1,618,122	16	9,862			9,878
Issuance of common stock under stock option plan	23,304	1	96			97
Employee stock-based compensation expense			646			646
Release of restricted stock, net of taxes paid	242,595	2	(520)			(518)
Other comprehensive income (loss)				28		28
Net income (loss)					(617)	(617)
Balances, July 3, 2021	15,783,704	$167	$84,265	$9	$(57,561)	$26,880

For the three months ended June 27, 2020	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances, March 28, 2020	13,787,969	$147	$73,186	$82	$(52,266)	$21,149
Employee stock-based compensation expense			436			436
Release of restricted stock, net of taxes paid	69,000	1	(3)			(2)
Other comprehensive income (loss)				(9)		(9)
Net income (loss)					(2,780)	(2,780)
Balances, June 27, 2020	13,856,969	$148	$73,619	$73	$(55,046)	$18,794

For the six months ended June 27, 2020	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances, December 28, 2019	13,785,233	$147	$73,093	$80	$(50,615)	$22,705
Employee stock-based compensation expense			531			531
Release of restricted stock, net of taxes paid	71,736	1	(5)			(4)
Other comprehensive income (loss)				(7)		(7)
Net income (loss)					(4,431)	(4,431)
Balances, June 27, 2020	13,856,969	$148	$73,619	$73	$(55,046)	$18,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended
	July 3, 2021	June 27, 2020
Operating activities:
Net loss	$(617)	$(4,431)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
PPP loan forgiveness	(2,497)	—
Depreciation and amortization	365	277
Stock-based compensation	646	531
Provision for doubtful accounts	—	101
Changes in operating assets and liabilities:
Accounts receivable	(1,312)	3,435
Inventories	(22)	278
Prepaid expenses and other current assets	(181)	(107)
Operating lease right-of-use assets	431	608
Other long-term assets	75	(7)
Accounts payable	1,101	(2,035)
Accrued compensation	103	(845)
Accrued expenses	464	(177)
Accrued warranty	(67)	(162)
Deferred revenue	11,257	(286)
Operating lease liabilities	(524)	(696)
Other liabilities	1,377	77
Net cash provided by (used in) operating activities	10,599	(3,439)
Investing activities:
Acquisition of property and equipment	(125)	(79)
Cash paid for business combination, net	(5,343)	—
Net cash used in investing activities	(5,468)	(79)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	9,878	—
Proceeds from stock option exercise	97	—
Taxes paid related to net share settlements of equity awards	(518)	(4)
Proceeds from PPP loan	—	2,497
Net cash provided by financing activities	9,457	2,493
Effect of foreign exchange rate changes	45	(4)
Net increase (decrease) in cash and cash equivalents	14,633	(1,029)
Cash and cash equivalents, beginning of period	11,626	12,653
Cash and cash equivalents, end of period	$26,259	$11,624
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$23	$21
Supplemental disclosure of non-cash activities:
Transfer of inventory to property and equipment	78	49
ROU assets obtained with extension of operating lease	$1,824	$—

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021, which was filed with the Securities and Exchange Commission (“SEC”) on March 23, 2021. The results of operations for the three and six months ended July 3, 2021 and June 27, 2020 are not necessarily indicative of the results for the fiscal year ending January 1, 2022 or any future interim period. The three and six months ended July 3, 2021 and June 27, 2020, each had 13 weeks. For purposes of reporting the financial results, the Company’s fiscal years end on the Saturday closest to the end of December. Periodically, the Company includes a 53rd week to a year in order to end that year on the Saturday closest to the end of December.

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

(1)

Product Sale Only: The Company’s products consist of laser consoles, delivery devices and consumable instrumentation, including laser probes. The Company’s products are currently sold for use by ophthalmologists specializing in the treatment of glaucoma and retinal diseases. Inside the United States and Germany the products are sold directly to the end users.  In other countries outside of the United States and Germany, the Company utilizes independent, third-party distributors to market and sell the Company’s products. There is no continuing obligation after shipment is made to these distributors.

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

b.

Service Contract Sale Subsequent to System Sale: If the customer opts to purchase a service contract after the initial system sale, the Company determines the amount of time that has elapsed since the initial system sale. If the service contract is purchased within 60 days of the initial sale, the Company considers this sale to be an additional element of the original sale and allocates the transaction price of the distinct performance obligations in the contract by determining stand-alone selling price using historical pricing net of any variable consideration or discounts to specifically allocate to a particular performance obligation. If the service contract is purchased subsequent to 60 days after the initial sale, the sale of the service contract is deemed a separate contract and is deferred at the selling price and recognized ratably over the extended warranty period as the performance obligation is satisfied.

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

(6)

Exclusive Distribution Rights: In March 2021, Company entered into a distribution agreement with Topcon Corporation (“Topcon”), pursuant to which the Company granted Topcon the exclusive right to distribute the Company’s retina and glaucoma products in certain geographies outside the United States. The exclusivity arrangement with Topcon obligates the Company to provide training, customer support, and exclusive territorial rights to Topcon for certain international regions, for a period of 10 years, commencing upon regulatory approval to transfer existing (non-exclusive) distribution rights from the current distributors in those regions to Topcon. The agreement further stipulates that $2.0 million of arrangement fee is held back and will not be paid in the event that regulatory approval for the Japan region is not obtained within nine months from the date of execution of the agreement.  The Company has the right to terminate the exclusive distribution rights granted to Topcon for any of the regions at any point in time during the 10-year exclusivity term for a termination fee that is based on a multiple of 1.2 times the revenue generated by the Company in 2019 for the respective region. Management has determined that the exclusivity rights, training, and customer support represents a single combined performance obligation for each region, to be recognized as exclusivity fee revenue on a straight-line basis over the 10-year period for each region, commencing on the date that regulatory approval is obtained for each region, based on the Standalone Selling Price ("SSP”) for such combined performance obligation for each region. The estimated fair value of the exclusive distribution rights for all regions combined totaled approximately $14.8 million.  Of this amount, management has fully-constrained the arrangement fee allocated to Japan and Belarus (totaling approximately $3.4 million, of which $1.4 million was recorded as customer deposit under other current liabilities) because of significant uncertainty regarding obtaining the necessary regulatory approvals and termination of existing distributor relationships in those regions.  As of July 3, 2021, $0.1 million in revenue related to the exclusive distribution rights was recorded for the three and six months then ended.

The Company elected the practical expedient allowing it to not recognize as a contract asset the commission paid to its salesforce on the sale of its products as an incremental cost of obtaining a contract with a customer but rather recognize such commission as expense when incurred as the amortization period of the asset that the Company would have otherwise recognized is one year or less.

Leases.

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use (“ROU”) assets, net and Operating lease liabilities in our condensed consolidated balance sheets. As of July 3, 2021 and as of January 2, 2021, the Company was not a party to finance lease arrangements.

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

We market our products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of our customers and maintains an allowance for potential credit losses. Historically, we have not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the three and six months ended July 3, 2021, one customer accounted for more than 10% of total revenues, representing 15% and 12%, respectively. For the three months ended June 27, 2020, no single customer accounted for more than 10% of total revenues. For the six months ended June 27, 2020, one customer accounted for more than 10% of total revenues, representing 12%. As of July 3, 2021, two customers accounted for over 10% of our accounts receivable, representing 16% and 11%, respectively. As of January 2, 2021, one customer accounted for more than 10% of our accounts receivable, representing 13%.

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

A reconciliation of the changes in the Company’s deferred revenue balance for the six months ended July 3, 2021 and June 27, 2020 is as follows:

	Six Months Ended
	July 3, 2021	June 27, 2020
Balance, beginning of period	$1,227	$1,810
Additions to deferral	12,279	743
Revenue recognized	(1,022)	(1,023)
Deductions from reserves	-	(6)
Balance, end of period	12,484	1,524
Non-current portion of deferred revenue	10,479	302
Current portion of deferred revenue	$2,005	$1,222

During the six months ended July 3, 2021 and June 27, 2020, approximately $0.7 million and $0.6 million were recognized pertaining to amounts deferred as of January 2, 2021 and December 28, 2019, respectively. As of July 3, 2021, approximately $10.2 million and $1.1 million of the non-current portion of deferred revenue and current portion of deferred revenue, respectively, pertains to exclusivity fee deferred revenue.

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

A reconciliation of the changes in the Company’s warranty liability for the six months ended July 3, 2021 and June 27, 2020 is as follows:

	Six Months Ended
	July 3, 2021	June 27, 2020
Balance, beginning of period	$247	$536
Accruals for product warranties	45	54
Cost of warranty claims	(41)	(100)
Adjustment to pre-existing warranties	(71)	(116)
Balance, end of period	$180	$374

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

Developed technology relates to PASCAL products, a pattern scanning laser used for retinal treatments, and was valued using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the developed technology less charges representing the contribution of other assets to those cash flows. The economic useful life is estimated to be seven years, as determined based on the technology cycle related to the developed technology, and the estimated cash flows over the forecast period.

IPR&D pertains to an upcoming release of PASCAL products and has been valued using the multi-period excess earnings method under the income approach.

Trade names and Trademarks pertain to the “PASCAL” trade name, and the fair value was determined by applying the relief-from-royalty method under the income approach. The economic useful life is estimated to be nine years, based on the expected life of the trade name and the cash flows anticipated over the forecast period.

Customer relationships represent the fair value of future projected revenue that will be derived from sales of products to existing customers of the TMLS Business, with an estimated useful life of seven years.

Goodwill is primarily attributable to the assembled workforce and anticipated synergies and economies of scale expected from the integration of the TMLS Business. Substantially all goodwill is deductible for tax purposes.

4. Inventories

The components of the Company’s inventories as of July 3, 2021 and January 2, 2021 are as follows:

	July 3, 2021	January 2, 2021
Raw materials	$3,235	$2,236
Work in process	595	548
Finished goods	4,132	2,930
Total inventories	$7,962	$5,714

5. Goodwill and Intangible Assets

Goodwill.

The carrying value of goodwill was $1.0 million and $0.5 million as of July 3, 2021 and January 2, 2021, respectively.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an annual impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceed the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test during the second quarter of fiscal year 2021 and determined that its goodwill was not impaired.

In March 2021, the Company recorded approximately $0.4 million goodwill in connection with its purchase of the PASCAL Business. As of July 3, 2021, the Company had not identified any factors that indicated there was an impairment of its goodwill and determined that no additional impairment analysis was then required.

Intangible Assets.

The following table summarizes the components of gross and net intangible asset balances (in thousands):

	July 3, 2021				January 2, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$340	$185	$155	5.54 Years	$240	$172	$68
Developed technology	900	43	857	6.67 Years
Trade names	300	11	289	8.67 Years
In-process R&D	1,000	—	1,000	Not applicable
	$2,540	$239	$2,301		$240	$172	$68

For the six months ended July 3, 2021 and June 27, 2020, amortization expense totaled $67 thousand and $4 thousand, respectively.

The amortizations of customer relationships and trade names were charged to sales and marketing expense. The amortization for developed technology was charged to research and development expense. Future estimated amortization expense excluding in-process R&D (in thousands):

Fiscal Year:
2021 (six months)	$96
2022	192
2023	192
2024	192
2025	180
Thereafter	449
Total	$1,301

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of July 3, 2021 and January 2, 2021, approximate fair value because of the short maturity of these instruments.

As of July 3, 2021 and January 2, 2021, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows:

	As of July 3, 2021				As of January 2, 2021
	Fair Value Measurements				Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$25,809	$—	$—	$25,809	$11,051	$—	$—	$11,051

The Company’s Level 1 financial assets are money market funds whose fair values are based on quoted market prices. The Company does not have any Level 2 and Level 3 financial assets or liabilities.

7. PPP Loan

On April 23, 2020, the Company qualified for and received a loan pursuant to the Paycheck Protection Program, a program implemented by the U.S. Small Business Administration under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, from a qualified lender (the “PPP Lender”), for an aggregate principal amount of approximately $2.5 million (the "PPP Loan"). The PPP Loan bears interest at a fixed rate of 1.0% per annum, with the first six months of interest deferred, has a term of two years, and is unsecured and guaranteed by the U.S. Small Business Administration (the “SBA”). The principal amount of the PPP Loan is subject to forgiveness under the Paycheck Protection Program upon the Company’s request to the extent that the PPP Loan proceeds are used to pay expenses permitted by the Paycheck Protection Program, including payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company. On September 22, 2020, the Company submitted the PPP Loan forgiveness application for the entire amount of approximately $2.5 million. To the extent that all or part of the PPP Loan was not forgiven, the Company would have been required to pay interest on the PPP Loan at a rate of 1.0% per annum. The terms of the PPP Loan provide for customary events of default including, among other things, payment defaults, breach of representations, and insolvency events.

In June 2021, the Company was notified by Silicon Valley Bank that its PPP loan, including accrued interest, has been fully forgiven by the SBA. We recognized a $2.5 million gain on PPP Loan forgiveness, included in Other income, net in the condensed consolidated statements of operations for the three and six months ended July 3, 2021.

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

Operating Lease Commitments.

Our operating lease commitments consist of facility and office equipment leases. Operating lease expenses for the six months ended July 3, 2021 and June 27, 2020 were approximately $0.6 million and $0.7 million, respectively. The weighted average discount rate used in calculating the present value of lease payments was 4.8%. As of July 3, 2021, the weighted average remaining lease term for our operating leases was 3.1 years.

The following represents maturities of operating lease liabilities as of July 3, 2021 (in thousands):

Fiscal Year	Operating Lease Payments
Remainder of 2021 (6 months)	$565
2022	1,031
2023	1,084
2024	711
2025	—
Total lease payments	3,391
Less: Imputed interest	(401)
Total lease liabilities	$2,990

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

Purchase Commitments.

Our purchase commitments consist primarily of non-cancellable purchase commitments with vendors to manufacture certain components and ophthalmic instrumentation. As of July 3, 2021, our future minimum payments through fiscal year 2022 for our purchase commitments were approximately $14.2 million.

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

2008 Equity Incentive Plan.

The terms of awards granted during the six months ended July 3, 2021 were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 2, 2021.

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended July 3, 2021 and June 27, 2020:

	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Cost of revenues	$46	$35	$93	$59
Research and development	14	24	50	(7)
Sales and marketing	41	134	139	173
General and administrative	179	243	364	306
	$280	$436	$646	$531

Stock-based compensation expense capitalized to inventory was immaterial for the six months ended July 3, 2021 and June 27, 2020.

As of July 3, 2021, there was $1.5 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements. The cost is expected to be recognized over a weighted average period of 2.16 years.

Summary of Stock Options.

The following table summarizes stock options information during the six months ended July 3, 2021:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding as of January 2, 2021	1,649,540	$4.67
Granted	49,000	6.83
Exercised	(23,304)	4.15
Canceled or forfeited	(126,836)	4.47
Outstanding as of July 3, 2021	1,548,400	$4.77	$4,297

The weighted average grant date fair value of the options granted was $3.86 and $1.01 per share for the six months ended July 3, 2021 and June 27, 2020, respectively.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock-based awards (options) with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Average risk free interest rate	0.79%	0.27%	0.77%	0.39%
Expected life (in years)	4.45 years	4.55 years	4.45 years	4.55 years
Dividend yield	—%	—%	—%	—%
Average volatility	73%	62%	73%	59%

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

Information regarding stock options outstanding, vested, expected to vest, and exercisable as of July 3, 2021 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Options outstanding	1,548,400	$4.77	5.63	$4,297
Options vested and expected to vest	1,388,531	$4.84	5.49	$3,815
Options exercisable	697,847	$5.73	4.62	$1,599

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of July 3, 2021, that would have been received by option holders had all option holders exercised their stock options as of that date. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the six months ended July 3, 2021 and June 27, 2020 was approximately $70 thousand and $0 thousand, respectively.

Summary of RSUs and Awards

Information regarding RSUs activity for the six months ended July 3, 2021 is summarized below:

Number of Shares
Outstanding as of January 2, 2021	524,851
RSUs granted	29,485
RSUs released	(315,643)
RSUs forfeited	(54,312)
Outstanding as of July 3, 2021	184,381

10. Income Taxes

Provision for Income Tax.

The Company calculates its interim tax provision in accordance with the provisions of ASC 740-270, Income Taxes; Interim Reporting. For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur. The Company recorded a provision for income tax of $16 thousand and $12 thousand for the six months ended July 3, 2021 and June 27, 2020, respectively.

Deferred Income Taxes.

The Company accounts for income taxes in accordance with ASC topic 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. As of the second quarter of fiscal year 2021, based on the Company’s recent history of losses and its forecasted losses, management believes on the more likely than not basis that a full valuation allowance is required. Accordingly, the Company continues to provide a full valuation allowance on its federal and states deferred tax assets.

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

CARES Act.

On March 27, 2020, the CARES Act was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. These provisions are not expected to have a material effect on the Company’s consolidated financial statements. The Company obtained a PPP Loan in April 2020. The PPP Loan and interest was fully forgiven in June 2021. The Company may qualify to not include the debt forgiveness income as taxable income. Given the Company has a full valuation allowance, the impact of the PPP Loan was not material.

The Company is subject to United States federal income tax as well as to income taxes in state jurisdictions. The Company’s federal and state income tax returns are open to examination by tax authorities for three years and three-to-five years, respectively.

11. Computation of Basic and Diluted Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Common stock equivalents consist of incremental common shares issuable upon the exercise of stock options, and the release (vesting) of RSUs and awards and are calculated under the treasury stock method. Common stock equivalent shares from unexercised stock options, and unvested RSUs and awards are excluded from the computation for periods in which we incur a net loss or if the exercise price of such options is greater than the average market price of our common stock for the period as their effect would be anti-dilutive.

For the three months ended July 3, 2021 and June 27, 2020, potential shares from stock options and RSUs totaling 211,788 and 1,273,348 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding. For the six months ended July 3, 2021 and June 27, 2020, potential shares from stock options and RSUs totaling 1,586,374 and 1,245,966 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding.

A reconciliation of the numerator and denominator of basic and diluted net loss per common share is provided as follows:

	Three Months Ended		Six Months Ended
(in thousands except per share data)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Numerator:
Net income (loss)	$1,393	$(2,780)	$(617)	$(4,431)
Denominator:
Weighted average shares of common stock (basic)	15,647	13,792	14,996	13,789
Effect of dilutive stock options	427	—	—	—
Effect of dilutive RSUs	233	—	—	—
Weighted average shares of common stock (diluted)	16,307	13,792	14,996	13,789
Per share data:
Basic net loss per share	$0.09	$(0.20)	$(0.04)	$(0.32)
Diluted net loss per share	$0.09	$(0.20)	$(0.04)	$(0.32)

12. Business Segments

The Company operates in one segment, ophthalmology. The Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service, and support activities.

Revenue information shown by product group is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Cyclo G6	$3,599	$2,113	$6,948	$5,036
Retina	7,575	2,608	14,235	6,742
Other(1)	2,252	1,498	4,202	3,462
Total revenues	$13,426	$6,219	$25,385	$15,240

(1) Includes service contract revenues of $375 and $311 and $674 and $627 recognized during the three and six months ended July 3, 2021 and June 27, 2020, respectively. Includes $111 recognized revenue related to the exclusive distribution rights during the three and six months ended July 3, 2021. Other also includes revenues from paid service, royalty, freight and legacy G probes.

Revenue information shown by geographic region, based on the sales destination, is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
United States	$6,508	$3,171	$12,072	$7,612
Asia/Pacific Rim	3,280	1,410	6,454	3,603
Europe	3,243	1,419	5,660	3,403
Rest of Americas	395	219	1,199	622
Total revenues	$13,426	$6,219	$25,385	$15,240

Revenues are attributed to countries based on the location of end customers.

Other than the United States, Japan accounted for more than 10% of the Company’s revenues during the three and six months ended July 3, 2021, representing 12% and 14%, respectively. Other than the United States, no individual country accounted for more than 10% of the Company’s revenues during the three months ended June 27, 2020 and Japan accounted for more than 10% of the Company’s revenues during the six months ended June 27, 2020, representing 12%. The United States accounted for 48.5% and 51.0% of revenues for the three months ended July 3, 2021 and June 27, 2020, respectively, and for 47.6% and 49.9% of revenues for the six months ended July 3, 2021 and June 27, 2020, respectively.

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

For more information on risks associated with the COVID-19 outbreak, see the section titled “Risk Factors” in Item 1A of Part II.

Results of Operations

The following table sets forth certain operating data as a percentage of revenues:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	54.5%	61.3%	56.5%	58.5%
Gross margin	45.5%	38.7%	43.5%	41.5%
Operating expenses:
Research and development	12.4%	13.0%	11.2%	10.0%
Sales and marketing	27.2%	43.3%	26.1%	38.4%
General and administrative	14.4%	27.2%	18.0%	22.2%
Total operating expenses	54.0%	83.5%	55.3%	70.6%
Loss from operations	(8.5%)	(44.8%)	(11.8%)	(29.1%)
Other income, net	19.0%	0.2%	9.5%	0.1%
Income (loss) from operations before provision for income taxes	10.5%	(44.6%)	(2.3%)	(29.0%)
Provision for income taxes	0.1%	0.1%	0.1%	0.1%
Net income (loss)	10.4%	(44.7%)	(2.4%)	(29.1%)

The following comparisons are between the three months ended July 3, 2021 and June 27, 2020:

Revenues.

	Three Months Ended	Three Months Ended
(in thousands)	July 3, 2021	June 27, 2020	Change in $	Change in %
Cyclo G6	$3,599	$2,113	$1,486	70.3%
Retina	7,575	2,608	4,967	190.5%
Other	2,252	1,498	754	50.3%
Total revenues	$13,426	$6,219	$7,207	115.9%

Our total revenues increased by $7.2 million, or 115.9%, from $6.2 million to $13.4 million. The increase is primarily due to the increase in sales of our retina products, Cyclo G6 products and other revenues compared to the prior year when our business was severely impacted by the COVID-19 pandemic. Revenues from retina products increased 190.5%, primarily driven by an increase in sales of our Iridex Retina products in both domestic and international markets compared to the prior year when capital equipment sales were especially impacted by the COVID-19 pandemic, and an increase due to the inclusion of PASCAL product revenue from our acquisition of TMLS assets, particularly in international markets. Revenues from Cyclo G6 products increased 70.3%, driven primarily by an increase in Cyclo G6 probes sales. Other revenues, comprised of service, royalty, freight, legacy G probes and revenue related to exclusive distribution rights, increased 50.3% primarily due to an increase in service and legacy G probes revenues and the revenue related to exclusive distribution rights.

While we believe that demand for our products remains and our outlook has improved, the overall capital expenditure landscape within hospitals, surgi-centers and physician offices is still being impacted by the general level of uncertainty brought on by COVID-19 and the spread of the Delta variant. Until this subsides, we anticipate capital expenditures may continue to be deferred.

Gross Profit and Gross Margin.

Gross profit increased by $3.7 million, or 153.9%, from $2.4 million to $6.1 million. Gross margin increased by 6.8% from 38.7% to 45.5%. The increase in gross margin was primarily attributable to a decrease in manufacturing overhead rate because of higher sales volume and a shift in product mix.

Gross margins are expected to fluctuate due to changes in the relative proportion of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and other factors.

Research and Development.

Research and development (“R&D”) expenses increased by $0.9 million, or 107.2%, from $0.8 million to $1.7 million. The increase in spending was primarily attributable to an increased level of spending on laser systems and inclusion of R&D expense from our acquisition of the PASCAL Business.

Sales and Marketing.

Sales and marketing expenses increased by $0.9 million, or 35.4%, from $2.7 million to $3.6 million. The increase was primarily attributable to higher commission expense because of higher sales and higher travel expenses compared to the prior year when the COVID-19 pandemic greatly reduced our business activity.

General and Administrative.

General and administrative expenses increased by $0.2 million, or 14.0%, from $1.7 million to $1.9 million. The increase in spending was primarily attributable to an increase in legal and consulting expenses associated with acquisition of the PASCAL Business and execution of the Exclusive Distribution Agreement with Topcon.

Other Income (Expense), Net.

Other income, net was $2.5 million, compared to $9 thousand. Other income (expense), net, consisted primarily of interest income or expense and foreign currency gain or loss. We recognized a $2.5 million gain on PPP Loan forgiveness as other income during the quarter ended July 3, 2021.

Income Taxes.

We recorded an income tax provision of $8 thousand and $5 thousand, respectively.

The following comparisons are between the six months ended July 3, 2021 and June 27, 2020:

Revenues.

	Six Months Ended	Six Months Ended
(in thousands)	July 3, 2021	June 27, 2020	Change in $	Change in %
Cyclo G6	$6,948	$5,036	$1,912	38.0%
Retina	14,235	6,742	7,493	111.1%
Other	4,202	3,462	740	21.4%
Total revenues	$25,385	$15,240	$10,145	66.6%

Our total revenues increased by $10.1 million, or 66.6%, from $15.2 million to $25.4 million. The increase is primarily due to the increase in sales of our retina products, Cyclo G6 products and other revenues compared to prior year when our business was severely impacted by the COVID-19 pandemic. Revenues from retina products increased 111.1%, primarily driven by an increase in sales of our Iridex Retina products in both domestic and international markets compared to the prior year when capital equipment sales were especially impacted by the COVID-19 pandemic, and an increase due to the inclusion of PASCAL product revenue from our acquisition of TMLS assets, particularly in the international markets. Revenues from Cyclo G6 products increased 38.0%, driven primarily by an increase in Cyclo G6 probes sales. Other revenues, comprised of service, royalty, freight, legacy G probes and revenue related to exclusive distribution rights, increased 21.4% primarily due to an increase in service revenue and the revenue related to exclusive distribution rights.

While we believe that demand for our products remains and our outlook has improved, the overall capital expenditure landscape within hospitals, surgi-centers and physician offices is still being impacted by the general level of uncertainty brought on by COVID-19 and the spread of Delta variant. Until this subsides, we anticipate capital expenditures may continue to be deferred.

Gross Profit and Gross Margin.

Gross profit increased by $4.7 million, or 74.7%, from $6.3 million to $11.0 million. Gross margin increased by 2.0% from 41.5% to 43.5%. The increase in gross margin was primarily attributable to a decrease in manufacturing overhead rate with higher sales volume and a shift in product mix.

Gross margins are expected to fluctuate due to changes in the relative proportion of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and other factors.

Research and Development.

Research and development (“R&D”) expenses increased by $1.3 million, or 85.9%, from $1.5 million to $2.8 million. The increase in spending was primarily attributable to an increased level of spending on laser systems and inclusion of R&D expense from our acquisition of the PASCAL Business.

Sales and Marketing.

Sales and marketing expenses increased by $0.8 million, or 13.4%, from $5.8 million to $6.6 million. The increase was primarily attributable to higher commission expense because of higher sales and higher travel expenses compared to the prior year when the COVID-19 pandemic greatly reduced our business activity, partially offset by a decrease in marketing activities due to COVID-19 relative to the first quarter of prior year.

General and Administrative.

General and administrative expenses increased by $1.2 million, or 34.6%, from $3.4 million to $4.6 million. The increase in spending was primarily attributable to an increase in legal and consulting expenses associated with acquisition of the PASCAL Business and execution of the Exclusive Distribution Agreement with Topcon.

Other Income (Expense), Net.

Other income, net was $2.4 million, compared to $18 thousand. Other income (expense), net, consisted primarily of interest income or expense and foreign currency gain or loss. We recognized a $2.5 million gain on PPP Loan forgiveness as other income during the six months ended July 3, 2021.

Income Taxes.

We recorded an income tax provision of $16 thousand and $12 thousand, respectively.

Liquidity and Capital Resources.

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of July 3, 2021, we had cash and cash equivalents of $26.3 million and working capital of $32.8 million compared to cash and cash equivalents of $11.6 million and working capital of $16.7 million as of January 2, 2021.

Net cash provided by operating activities was $10.6 million in the six months ended July 3, 2021 compared to net cash used in operating activities of $3.4 million in the six months ended June 27, 2020. The increase in net cash provided by operating activities, expressed in direct cash flow terms, was primarily due to the payment received for the distribution exclusivity fee and increase in cash receipts from customers, partially offset by an increase in vendor payments.

For the six months ended July 3, 2021, net cash used in investing activities was $5.5 million, which consisted primarily of the purchase of PASCAL Business. Net cash used in investing activities for the six months ended June 27, 2020 was $0.1 million, which consisted of capital expenditures.

For the six months ended July 3, 2021, net cash provided by financing activities was $9.5 million, primarily from the net proceeds arising from the issuance of common stock, partially offset by payroll taxes related to net share settlement of equity awards. For the six months ended June 27, 2020, net cash provided by financing activities was $2.5 million, reflecting the proceeds from the PPP loan.

We have historically funded our operations primarily through sales of our products to customers, and through common stock and borrowing arrangements. As of July 3, 2021, our principal sources of liquidity consisted of cash and cash equivalents of $26.3 million. We have incurred net losses over the last several years, and as of July 3, 2021, have an accumulated deficit of approximately $57.6 million. We expect to continue to incur operating losses and negative cash flows from operations through July 2, 2022.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 3, 2021. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

Risk Factor Summary

Our business operations are subject to numerous risks, factors and uncertainties outside of our control that could cause our actual results to be harmed, including risks regarding the following:

General economic factors

•	the COVID-19 pandemic and responsive measures;
•	the success of our partnership with Topcon; and
•	natural disasters, economic downturns, public health crises or political crises.

Operational factors

•	our relationship with our strategic partner and distributor, Topcon;
•	quality control and production issues;
•	the complexity of our laser systems;
•	defects in our laser systems;
•	costs, sales volumes, results of operations, and revenues;
•	direct and independent sales forces and a network of international distributors to sell our products;
•	our growth;
•	dependence on international sales;
•	new products and applications and improving existing products;
•	fluctuations in our sales and operating results;
•	the ophthalmology market;
•	competition in our industry;
•	the collaborative relationships used to enhance products and applications;
•	the loss of key personnel;
•	meeting product demand;
•	dependence on sole source and limited source suppliers;
•	disruptions to our information technology system and breaches of data security;
•	maintaining relationships with health care providers;
•	the misuse of our products;
•	our reputation and brand;
•	the inability of our customers to obtain credit or material increases in interest rates; and
•	recalls of our products.

Regulatory and Legal factors

•	healthcare reform measures;
•	third-party coverage and reimbursement policies;

•	compliance with healthcare laws;
•	our compliance with potential governmental, regulatory and other legal proceedings relative to advertising, promotion and marketing;
•	patents and proprietary rights related to our intellectual property;
•	compliance with government regulations, including the FDA’s quality system regulation and laser performance standards;
•	regulatory approval for clinical trials;
•	compliance with product liability claims;
•	developments in trade policies;
•	tax laws;
•	federal, state and foreign laws; and
•	environmental requirements.

Financing and Transactional Risks

•	our ability to repay indebtedness;
•	efforts to acquire additional companies or product lines;
•	divestitures of our businesses or product lines;
•	raising additional capital; and
•	provisions in our charter documents, Delaware law and contractual provisions that could delay or prevent an acquisition or sale of our company.

Governance Risks and Risks related to Ownership of our Common Stock

•	the volatility of the trading price of our common stock;
•	our intention not to pay dividends for the foreseeable future;
•	the publication of research about us by analysts;
•	the concentration of ownership of our common stock; and
•	our ability to maintain an effective system of internal control over financial reporting.

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

Our ability to sell our products and generate revenues depends upon our direct and independent sales forces within the United States, direct sales force in Germany and relationships with independent international distributors. Currently our direct and independent sales forces within the United States consist of approximately 23 employees and one independent representative, respectively and our direct sales force in Germany consists of one employee. Our international independent distributors are managed by a team of five people. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are largely dependent on the efforts of these third parties. If any distributor breaches the terms of its distribution agreement with us or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory could be adversely affected.

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

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the second fiscal quarter of fiscal year 2021, our international sales were $6.9 million, or 51.5% of total revenues. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. All of our international revenues and costs for the second fiscal quarter of fiscal year 2021 have been denominated in U.S. dollars except for sales transacted through our German subsidiary. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our U.S. dollar-denominated products more expensive and thus less competitive in foreign markets and may negatively affect our reported revenue in any particular reporting period. Our international operations and sales are subject to a number of risks and potential costs, including:

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

Our success and ability to compete is dependent, in part, upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. As of July 3, 2021, our patent portfolio includes 55 active United States patents and 94 active foreign patents on the technologies related to our products and processes. In addition, as of July 3, 2021, we have 13 patent applications pending in the United States and 22 foreign patent applications pending. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Patents have a limited lifetime and once a patent expires competition may increase.

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance on accounting for the tax effects of the Tax Act. We have completed our analysis and accounting with respect the Tax Act, and identified no additional changes from amounts previously recorded. However, changes in law, interpretations, and facts may result in adjustments to these amounts. Based on our net operating loss carryovers and valuation allowance, there is no impact to its consolidated financial statements as a result of the accounting for the tax effects of the Tax Act.

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

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including changes in foreign currency exchange rates, quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. During the second quarter of fiscal year 2021, the trading price of our common stock fluctuated from a low of $6.67 per share to a high of $9.20 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Title

10.1	First Amendment to Triple Net Lease by and between ZIC 1212 Terra Bella LLC and the Registrant, executed on April 30, 2021.

10.2(1)	2008 Equity Incentive Plan, as amended.

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.CAL	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

(1)	Incorporated by reference to the appendix filed with the Registrant’s Proxy Statement for the Registrant’s 2021 Annual Meeting of Stockholders which was filed on April 30, 2021.

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

IRIDEX Corporation (Registrant)

Date: August 12, 2021	By:	/s/ DAVID I. BRUCE
		Name:	David I. Bruce
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2021	By:	/s/ FUAD AHMAD
		Name:	Fuad Ahmad
		Title:	Interim Chief Financial Officer (Principal Financial Officer)