Form 10-Q
period 2021-10-02
IRIDEX CORP
filed 2021-11-12
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2021

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

The number of shares of common stock, $0.01 par value, issued and outstanding as of November 4, 2021 was 15,865,734.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

IRIDEX Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share and per share data)

	October 2, 2021	January 2, 2021 (1)
ASSETS
Current assets:
Cash and cash equivalents	$25,568	$11,626
Accounts receivable, net of allowance for doubtful accounts of $233 as of October 2, 2021 and $244 as of January 2, 2021	8,522	7,289
Inventories	8,791	5,714
Prepaid expenses and other current assets	1,025	730
Total current assets	43,906	25,359
Property and equipment, net	567	449
Intangible assets, net	2,253	68
Goodwill	965	533
Operating lease right-of-use assets, net	2,794	1,428
Other long-term assets	57	132
Total assets	$50,542	$27,969
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,208	$1,148
Accrued compensation	2,683	1,965
Accrued expenses	1,551	990
Other current liabilities	2,256	816
Current portion of PPP loan	-	1,249
Accrued warranty	99	166
Deferred revenue	2,250	938
Operating lease liabilities	920	1,409
Total current liabilities	12,967	8,681
Long-term liabilities:
PPP loan	-	1,248
Accrued warranty	60	81
Deferred revenue	10,199	289
Operating lease liabilities	1,972	282
Other long-term liabilities	22	22
Total liabilities	25,220	10,603
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding 15,862,523 and 13,899,683 shares as of October 2, 2021 and January 2, 2021, respectively	168	148
Additional paid-in capital	84,851	74,181
Accumulated other comprehensive income (loss)	29	(19)
Accumulated deficit	(59,726)	(56,944)
Total stockholders’ equity	25,322	17,366
Total liabilities and stockholders’ equity	$50,542	$27,969

(1)	Derived from the audited consolidated financial statements included in the Annual Report on Form 10-K filed with the SEC for the year ended January 2, 2021.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Total revenues	$13,264	$8,803	$38,649	$24,043
Cost of revenues	7,482	5,149	21,820	14,067
Gross profit	5,782	3,654	16,829	9,976
Operating expenses:
Research and development	1,788	869	4,625	2,395
Sales and marketing	3,914	2,959	10,542	8,804
General and administrative	2,237	1,672	6,798	5,060
Total operating expenses	7,939	5,500	21,965	16,259
Loss from operations	(2,157)	(1,846)	(5,136)	(6,283)
Other income, net	-	135	2,378	153
Loss from operations before provision for income taxes	(2,157)	(1,711)	(2,758)	(6,130)
Provision for income taxes	8	8	24	20
Net loss	$(2,165)	$(1,719)	$(2,782)	$(6,150)
Net loss per share:
Basic	$(0.14)	$(0.12)	$(0.18)	$(0.44)
Diluted	$(0.14)	$(0.12)	$(0.18)	$(0.44)
Weighted average shares used in computing net loss per common share:
Basic	15,824	13,893	15,272	13,824
Diluted	15,824	13,893	15,272	13,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net loss	$(2,165)	$(1,719)	$(2,782)	$(6,150)
Foreign currency translation adjustments	20	(41)	48	(48)
Comprehensive loss	$(2,145)	$(1,760)	$(2,734)	$(6,198)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited, in thousands, except share data)

For the three months ended October 2, 2021	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances, July 3, 2021	15,783,704	$167	$84,265	$9	$(57,561)	$26,880
Issuance of common stock under stock option plan	29,916	—	78			78
Stock-based compensation expense			617			617
Release of restricted stock, net of taxes paid	48,903	1	(109)			(108)
Other comprehensive income (loss)				20		20
Net loss					(2,165)	(2,165)
Balances, October 2, 2021	15,862,523	$168	$84,851	$29	$(59,726)	$25,322

For the nine months ended October 2, 2021	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances, January 2, 2021	13,899,683	$148	$74,181	$(19)	$(56,944)	$17,366
Issuance of common stock, net of issuance costs	1,618,122	16	9,862			9,878
Issuance of common stock under stock option plan	53,220	1	174			175
Stock-based compensation expense			1,263			1,263
Release of restricted stock, net of taxes paid	291,498	3	(629)			(626)
Other comprehensive income (loss)				48		48
Net loss					(2,782)	(2,782)
Balances, October 2, 2021	15,862,523	$168	$84,851	$29	$(59,726)	$25,322

For the three months ended September 26, 2020	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances, June 27, 2020	13,856,969	$148	$73,619	$73	$(55,046)	$18,794
Stock-based compensation expense			243			243
Release of restricted stock, net of taxes paid	40,384	—	(25)			(25)
Other comprehensive income (loss)				(41)		(41)
Net loss					(1,719)	(1,719)
Balances, September 26, 2020	13,897,353	$148	$73,837	$32	$(56,765)	$17,252

For the nine months ended September 26, 2020	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances, December 28, 2019	13,785,233	$147	$73,093	$80	$(50,615)	$22,705
Stock-based compensation expense			774			774
Release of restricted stock, net of taxes paid	112,120	1	(30)			(29)
Other comprehensive income (loss)				(48)		(48)
Net loss					(6,150)	(6,150)
Balances, September 26, 2020	13,897,353	$148	$73,837	$32	$(56,765)	$17,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended
	October 2, 2021	September 26, 2020
Operating activities:
Net loss	$(2,782)	$(6,150)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on PPP loan forgiveness	(2,497)	—
Depreciation and amortization	587	399
Stock-based compensation	1,263	774
Provision for doubtful accounts	—	138
Loss on sale of property and equipment	—	13
Changes in operating assets and liabilities:
Accounts receivable	(1,240)	3,110
Inventories	(907)	1,155
Prepaid expenses and other current assets	(295)	(141)
Operating lease right-of-use assets	676	1,073
Other long-term assets	73	5
Accounts payable	2,061	(1,117)
Accrued compensation	719	(510)
Accrued expenses	563	61
Accrued warranty	(88)	(252)
Deferred revenue	11,222	(452)
Operating lease liabilities	(840)	(1,209)
Other liabilities	1,440	74
Net cash provided by (used in) operating activities	9,955	(3,029)
Investing activities:
Acquisition of property and equipment	(176)	(87)
Cash paid for business combination, net	(5,343)	—
Proceeds from sale of property and equipment	—	3
Net cash used in investing activities	(5,519)	(84)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	9,878	—
Proceeds from stock option exercise	175	—
Taxes paid related to net share settlements of equity awards	(626)	(29)
Proceeds from PPP loan	—	2,497
Net cash provided by financing activities	9,427	2,468
Effect of foreign exchange rate changes	79	(76)
Net increase (decrease) in cash and cash equivalents	13,942	(721)
Cash and cash equivalents, beginning of period	11,626	12,653
Cash and cash equivalents, end of period	$25,568	$11,932
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$23	$(25)
Supplemental disclosure of non-cash activities:
Transfer of inventory to property and equipment	123	36
ROU assets obtained with the modification of operating lease	$2,042	$—

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended January 2, 2021, which was filed with the Securities and Exchange Commission (“SEC”) on March 23, 2021. The results of operations for the three and nine months ended October 2, 2021 and September 26, 2020 are not necessarily indicative of the results for the fiscal year ending January 1, 2022 or any future interim period. The three and nine months ended October 2, 2021 and September 26, 2020, each had 13 weeks and 39 weeks, respectively. For purposes of reporting the financial results, the Company’s fiscal years end on the Saturday closest to the end of December. Periodically, the Company includes a 53rd week to a year in order to end that year on the Saturday closest to the end of December.

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

(6)

Exclusive Distribution Rights: In March 2021, Company entered into a distribution agreement with Topcon Corporation (“Topcon”), pursuant to which the Company granted Topcon the exclusive right to distribute the Company’s retina and glaucoma products in certain geographies outside the United States. The exclusivity arrangement with Topcon obligates the Company to provide training, customer support, and exclusive territorial rights to Topcon for certain international regions, for a period of 10 years, commencing upon regulatory approval to transfer existing (non-exclusive) distribution rights from the current distributors in those regions to Topcon. The agreement further stipulates that $2.0 million of arrangement fee is held back and will not be paid in the event that regulatory approval for the Japan region is not obtained within nine months from the date of execution of the agreement.  The Company has the right to terminate the exclusive distribution rights granted to Topcon for any of the regions at any point in time during the 10-year exclusivity term for a termination fee that is based on a multiple of 1.2 times the revenue generated by the Company in 2019 for the respective region. Management has determined that the exclusivity rights, training, and customer support represents a single combined performance obligation for each region, to be recognized as exclusivity fee revenue on a straight-line basis over the 10-year period for each region, commencing on the date that regulatory approval is obtained for each region, based on the Standalone Selling Price ("SSP”) for such combined performance obligation for each region. The estimated fair value of the exclusive distribution rights for all regions combined totaled approximately $14.8 million.  Of this amount, management has fully-constrained the arrangement fee allocated to Japan and Belarus (totaling approximately $3.4 million, of which $1.4 million was recorded as customer deposit under other current liabilities) because of significant uncertainty regarding obtaining the necessary regulatory approvals and termination of existing distributor relationships in those regions.  As of October 2, 2021, $0.2 million and $0.3 million in revenue related to the exclusive distribution rights was recorded for the three and nine months then ended.

The Company elected the practical expedient allowing it to not recognize as a contract asset the commission paid to its salesforce on the sale of its products as an incremental cost of obtaining a contract with a customer but rather recognize such commission as expense when incurred as the amortization period of the asset that the Company would have otherwise recognized is one year or less.

Leases.

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use (“ROU”) assets, net and Operating lease liabilities in our condensed consolidated balance sheets. As of October 2, 2021 and as of January 2, 2021, the Company was not a party to finance lease arrangements.

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

We market our products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of our customers and maintains an allowance for potential credit losses. Historically, we have not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the three and nine months ended October 2, 2021, one customer, Topcon, accounted for more than 10% of total revenues, representing 21% and 15%, respectively. For the three and nine months ended September 26, 2020, no single customer accounted for more than 10% of total revenues. As of October 2, 2021, one customer, Topcon, accounted for over 10% of our accounts receivable, representing 23%. As of January 2, 2021, one customer accounted for more than 10% of our accounts receivable, representing 13%.

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

A reconciliation of the changes in the Company’s deferred revenue balance for the nine months ended October 2, 2021 and September 26, 2020 is as follows:

	Nine Months Ended
	October 2, 2021	September 26, 2020
Balance, beginning of period	$1,227	$1,810
Additions to deferral	12,884	1,067
Revenue recognized	(1,662)	(1,516)
Deductions from reserves	-	(3)
Balance, end of period	12,449	1,358
Non-current portion of deferred revenue	10,199	286
Current portion of deferred revenue	$2,250	$1,072

During the nine months ended October 2, 2021 and September 26, 2020, approximately $0.8 million and $1.0 million were recognized pertaining to amounts deferred as of January 2, 2021 and December 28, 2019, respectively. As of October 2, 2021, approximately $9.9 million and $1.1 million of the non-current portion of deferred revenue and current portion of deferred revenue, respectively, pertains to exclusivity fee deferred revenue.

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

A reconciliation of the changes in the Company’s warranty liability for the nine months ended October 2, 2021 and September 26, 2020 is as follows:

	Nine Months Ended
	October 2, 2021	September 26, 2020
Balance, beginning of period	$247	$536
Accruals for product warranties	70	85
Cost of warranty claims	(106)	(108)
Adjustment to pre-existing warranties	(52)	(229)
Balance, end of period	$159	$284

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

4. Inventories

The components of the Company’s inventories as of October 2, 2021 and January 2, 2021 are as follows:

	October 2, 2021	January 2, 2021
Raw materials	$3,831	$2,236
Work in process	415	548
Finished goods	4,545	2,930
Total inventories	$8,791	$5,714

5. Goodwill and Intangible Assets

Goodwill.

The carrying value of goodwill was $1.0 million and $0.5 million as of October 2, 2021 and January 2, 2021, respectively.

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

In March 2021, the Company recorded approximately $0.4 million goodwill in connection with its purchase of the PASCAL Business. As of October 2, 2021, the Company had not identified any factors that indicated there was an impairment of its goodwill and determined that no additional impairment analysis was then required.

Intangible Assets.

The following table summarizes the components of gross and net intangible asset balances (in thousands):

	October 2, 2021				January 2, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$340	$192	$148	5.31 Years	$240	$172	$68
Developed technology	900	75	825	6.42 Years
Trade names	300	20	280	8.42 Years
In-process R&D	1,000	—	1,000	Not applicable
	$2,540	$287	$2,253		$240	$172	$68

For the nine months ended October 2, 2021 and September 26, 2020, amortization expense totaled $115 thousand and $12 thousand, respectively.

The amortizations of customer relationships and trade names were charged to sales and marketing expense. The amortization for developed technology was charged to research and development expense. Future estimated amortization expense excluding in-process R&D (in thousands):

Fiscal Year:
2021 (three months)	$48
2022	192
2023	192
2024	192
2025	180
Thereafter	449
Total	$1,253

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of October 2, 2021 and January 2, 2021, approximate fair value because of the short maturity of these instruments.

As of October 2, 2021 and January 2, 2021, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows:

	As of October 2, 2021				As of January 2, 2021
	Fair Value Measurements				Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$24,496	$—	$—	$24,496	$11,051	$—	$—	$11,051

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

In June 2021, the Company was notified by Silicon Valley Bank that its PPP loan, including accrued interest, has been fully forgiven by the SBA. We recognized a $2.5 million gain on PPP Loan forgiveness, included in Other income, net in the condensed consolidated statements of operations for the nine months ended October 2, 2021.

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

Operating Lease Commitments.

Our operating lease commitments consist of facility and office equipment leases. Operating lease expenses for the nine months ended October 2, 2021 and September 26, 2020 were approximately $0.9 million and $1.0 million, respectively. The weighted average discount rate used in calculating the present value of lease payments was 4.8%. As of October 2, 2021, the weighted average remaining lease term for our operating leases was 2.9 years.

The following represents maturities of operating lease liabilities as of October 2, 2021 (in thousands):

Fiscal Year	Operating Lease Payments
Remainder of 2021 (3 months)	$269
2022	1,031
2023	1,084
2024	711
2025	—
Total lease payments	3,095
Less: Imputed interest	(203)
Total lease liabilities	$2,892

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

Purchase Commitments.

Our purchase commitments consist primarily of non-cancellable purchase commitments with vendors to manufacture certain components and ophthalmic instrumentation. As of October 2, 2021, our future minimum payments through fiscal year 2022 for our purchase commitments were approximately $16.1 million.

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

2008 Equity Incentive Plan.

The terms of awards granted during the nine months ended October 2, 2021 were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 2, 2021.

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended October 2, 2021 and September 26, 2020:

	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Cost of revenues	$180	$46	$273	$105
Research and development	(2)	(27)	48	(34)
Sales and marketing	273	149	412	322
General and administrative	166	75	530	381
	$617	$243	$1,263	$774

Stock-based compensation expense capitalized to inventory was immaterial for the nine months ended October 2, 2021 and September 26, 2020.

As of October 2, 2021, there was $3.0 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements. The cost is expected to be recognized over a weighted average period of 2.21 years.

Summary of Stock Options.

The following table summarizes stock options information during the nine months ended October 2, 2021:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding as of January 2, 2021	1,649,540	$4.67
Granted	331,663	6.62
Exercised	(53,220)	3.29
Canceled or forfeited	(132,023)	4.47
Outstanding as of October 2, 2021	1,795,960	$5.09	$4,920

The weighted average grant date fair value of the options granted was $3.79 and $1.06 per share for the nine months ended October 2, 2021 and September 26, 2020, respectively.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock-based awards (options) with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Average risk free interest rate	0.89%	0.22%	0.87%	0.25%
Expected life (in years)	4.45 years	4.55 years	4.45 years	4.55 years
Dividend yield	—%	—%	—%	—%
Average volatility	74%	63%	74%	62%

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

Information regarding stock options outstanding, vested, expected to vest, and exercisable as of October 2, 2021 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Options outstanding	1,795,960	$5.09	5.61	$4,920
Options vested and expected to vest	1,602,919	$5.12	5.48	$4,405
Options exercisable	699,535	$5.80	4.34	$1,751

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of October 2, 2021, that would have been received by option holders had all option holders exercised their stock options as of that date. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the nine months ended October 2, 2021 and September 26, 2020 was approximately $207 thousand and $0 thousand, respectively.

Summary of RSUs and Awards

Information regarding RSUs activity for the nine months ended October 2, 2021 is summarized below:

Number of Shares
Outstanding as of January 2, 2021	524,851
RSUs granted	166,598
RSUs released	(381,036)
RSUs forfeited	(60,164)
Outstanding as of October 2, 2021	250,249

During the three months ended October 2, 2021, 56,900 stock awards were modified to clarify the performance condition. The total incremental expense for these modifications resulted in an additional stock-based compensation expense of $0.4 million recorded within cost of sales and operating expenses on the condensed consolidated statement of operations for the three months ended October 2, 2021.

10. Income Taxes

Provision for Income Tax.

The Company calculates its interim tax provision in accordance with the provisions of ASC 740-270, Income Taxes; Interim Reporting. For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur. The Company recorded a provision for income tax of $24 thousand and $20 thousand for the nine months ended October 2, 2021 and September 26, 2020, respectively.

Deferred Income Taxes.

The Company accounts for income taxes in accordance with ASC topic 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. As of the third quarter of fiscal year 2021, based on the Company’s recent history of losses and its forecasted losses, management believes on the more likely than not basis that a full valuation allowance is required. Accordingly, the Company continues to provide a full valuation allowance on its federal and states deferred tax assets.

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

For the three months ended October 2, 2021 and September 26, 2020, potential shares from stock options and RSUs totaling 1,620,634 and 1,392,132 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding. For the nine months ended October 2, 2021 and September 26, 2020, potential shares from stock options and RSUs totaling 1,624,167 and 1,292,871 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding.

A reconciliation of the numerator and denominator of basic and diluted net loss per common share is provided as follows:

	Three Months Ended		Nine Months Ended
(in thousands except per share data)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Numerator:
Net loss	$(2,165)	$(1,719)	$(2,782)	$(6,150)
Denominator:
Weighted average shares of common stock (basic)	15,824	13,893	15,272	13,824
Weighted average shares of common stock (diluted)	15,824	13,893	15,272	13,824
Per share data:
Basic net loss per share	$(0.14)	$(0.12)	$(0.18)	$(0.44)
Diluted net loss per share	$(0.14)	$(0.12)	$(0.18)	$(0.44)

12. Business Segments

The Company operates in one segment, ophthalmology. The Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service, and support activities.

Revenue information shown by product group is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Cyclo G6	$3,145	$2,776	$10,093	$7,812
Retina	7,777	4,429	22,012	11,171
Other(1)	2,342	1,598	6,544	5,060
Total revenues	$13,264	$8,803	$38,649	$24,043

(1) Includes service contract revenues of $387 and $302 and $1,061 and $929 recognized during the three and nine months ended October 2, 2021 and September 26, 2020, respectively. Includes $228 and $339 recognized revenue related to the exclusive distribution rights during the three and nine months ended October 2, 2021, respectively. Other also includes revenues from paid service, royalty, freight and legacy G probes.

Revenue information shown by geographic region, based on the sales destination, is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
United States	$6,901	$5,269	$18,973	$12,881
Europe	3,025	1,913	8,685	5,316
Asia/Pacific Rim	2,825	1,022	9,279	4,625
Rest of Americas	513	599	1,712	1,221
Total revenues	$13,264	$8,803	$38,649	$24,043

Revenues are attributed to countries based on the location of end customers.

Other than the United States, the Netherlands accounted for at least 10% of the Company’s revenues during the three months ended October 2, 2021, representing 10%. Other than the United States, Japan accounted for more than 10% of the Company’s revenues during the nine months ended October 2, 2021, representing 13%. Other than the United States, no individual country accounted for more than 10% of the Company’s revenues during the three and nine months ended September 26, 2020. The United States accounted for 52.0% and 59.9% of revenues for the three months ended October 2, 2021 and September 26, 2020, respectively, and for 49.1% and 53.6% of revenues for the nine months ended October 2, 2021 and September 26, 2020, respectively.

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

For more information on risks associated with the COVID-19 outbreak, see the section titled “Risk Factors” in Item 1A of Part II.

Results of Operations

The following table sets forth certain operating data as a percentage of revenues:

	Three Months Ended		Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	56.4%	58.5%	56.5%	58.5%
Gross margin	43.6%	41.5%	43.5%	41.5%
Operating expenses:
Research and development	13.5%	9.9%	12.0%	10.0%
Sales and marketing	29.5%	33.6%	27.3%	36.6%
General and administrative	16.8%	19.0%	17.5%	21.0%
Total operating expenses	59.8%	62.5%	56.8%	67.6%
Loss from operations	(16.2%)	(21.0%)	(13.3%)	(26.1%)
Other income, net	---%	1.6%	6.2%	0.6%
Loss from operations before provision for income taxes	(16.2%)	(19.4%)	(7.1%)	(25.5%)
Provision for income taxes	0.1%	0.1%	0.1%	0.1%
Loss	(16.3%)	(19.5%)	(7.2%)	(25.6%)

The following comparisons are between the three months ended October 2, 2021 and September 26, 2020:

Revenues.

	Three Months Ended	Three Months Ended
(in thousands)	October 2, 2021	September 26, 2020	Change in $	Change in %
Cyclo G6	$3,145	$2,776	$369	13.3%
Retina	7,777	4,429	3,348	75.6%
Other	2,342	1,598	744	46.6%
Total revenues	$13,264	$8,803	$4,461	50.7%

Our total revenues increased by $4.5 million, or 50.7%, from $8.8 million to $13.3 million. The increase is primarily due to the increase in sales of our retina products, Cyclo G6 products and other revenues compared to the prior year when our business was severely impacted by the COVID-19 pandemic. Revenues from retina products increased 75.6%, primarily driven by an increase in sales of our Iridex Retina products in both domestic and international markets compared to the prior year when capital equipment sales were especially impacted by the COVID-19 pandemic, and an increase due to the inclusion of PASCAL product revenue from our acquisition of TMLS assets, particularly in international markets. Revenues from Cyclo G6 products increased 13.3%, driven primarily by an increase in Cyclo G6 probes sales. Other revenues, comprised of service, royalty, freight, legacy G probes and revenue related to exclusive distribution rights, increased 46.6% primarily due to an increase in service and legacy G probes revenues and the revenue related to exclusive distribution rights.

While we believe that demand for our products remains and our outlook has improved, the overall capital expenditure landscape within hospitals, surgi-centers and physician offices is still being impacted by the general level of uncertainty brought on by COVID-19 and the spread of the Delta variant. Until this subsides, we anticipate capital expenditures may continue to be deferred.

Gross Profit and Gross Margin.

Gross profit increased by $2.1 million, or 58.2%, from $3.7 million to $5.8 million. Gross margin increased by 2.1% from 41.5% to 43.6%. The increase in gross margin was primarily attributable to a decrease in manufacturing overhead rate because of higher sales volume and a shift in product mix.

Gross margins are expected to fluctuate due to changes in the relative proportion of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and other factors.

Research and Development.

Research and development (“R&D”) expenses increased by $0.9 million, or 105.8%, from $0.9 million to $1.8 million. The increase in spending was primarily attributable to an increased level of spending on laser systems and inclusion of R&D expense from our acquisition of the PASCAL Business.

Sales and Marketing.

Sales and marketing expenses increased by $0.9 million, or 32.3%, from $3.0 million to $3.9 million. The increase was primarily attributable to higher commission expense because of higher sales and higher travel expenses compared to the prior year when the COVID-19 pandemic greatly reduced our business activity.

General and Administrative.

General and administrative expenses increased by $0.6 million, or 33.8%, from $1.7 million to $2.2 million. The increase in spending was primarily attributable to higher personnel costs and an increase in legal and consulting expenses associated with acquisition of the PASCAL Business and execution of the Exclusive Distribution Agreement with Topcon.

Other Income (Expense), Net.

Other income, net was zero, compared to $0.1 million. Other income (expense), net, consisted primarily of interest income or expense and foreign currency gain or loss.

Income Taxes.

We recorded an income tax provision of $8 thousand for both quarters.

The following comparisons are between the nine months ended October 2, 2021 and September 26, 2020:

Revenues.

	Nine Months Ended	Nine Months Ended
(in thousands)	October 2, 2021	September 26, 2020	Change in $	Change in %
Cyclo G6	$10,093	$7,812	$2,281	29.2%
Retina	22,012	11,171	10,841	97.0%
Other	6,544	5,060	1,484	29.3%
Total revenues	$38,649	$24,043	$14,606	60.7%

Our total revenues increased by $14.6 million, or 60.7%, from $24.0 million to $38.6 million. The increase is primarily due to the increase in sales of our retina products, Cyclo G6 products and other revenues compared to prior year when our business was severely impacted by the COVID-19 pandemic. Revenues from retina products increased 97.0%, primarily driven by an increase in sales of our Iridex Retina products in both domestic and international markets compared to the prior year when capital equipment sales were especially impacted by the COVID-19 pandemic, and an increase due to the inclusion of PASCAL product revenue from our acquisition of TMLS assets, particularly in the international markets. Revenues from Cyclo G6 products increased 29.2%, driven primarily by an increase in Cyclo G6 probes sales. Other revenues, comprised of service, royalty, freight, legacy G probes and revenue related to exclusive distribution rights, increased 29.3% primarily due to an increase in service revenue and the revenue related to exclusive distribution rights.

While we believe that demand for our products remains and our outlook has improved, the overall capital expenditure landscape within hospitals, surgi-centers and physician offices is still being impacted by the general level of uncertainty brought on by COVID-19 and the spread of Delta variant. Until this subsides, we anticipate capital expenditures may continue to be deferred.

Gross Profit and Gross Margin.

Gross profit increased by $6.8 million, or 68.7%, from $10.0 million to $16.8 million. Gross margin increased by 2.0% from 41.5% to 43.5%. The increase in gross margin was primarily attributable to a decrease in manufacturing overhead rate with higher sales volume and a shift in product mix.

Gross margins are expected to fluctuate due to changes in the relative proportion of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and other factors.

Research and Development.

Research and development (“R&D”) expenses increased by $2.2 million, or 93.1%, from $2.4 million to $4.6 million. The increase in spending was primarily attributable to an increased level of spending on laser systems and inclusion of R&D expense from our acquisition of the PASCAL Business.

Sales and Marketing.

Sales and marketing expenses increased by $1.7 million, or 19.7%, from $8.8 million to $10.5 million. The increase was primarily attributable to higher commission expense because of higher sales and higher travel expenses compared to the prior year when the COVID-19 pandemic greatly reduced our business activity, partially offset by a decrease in marketing activities due to COVID-19 relative to the first quarter of prior year.

General and Administrative.

General and administrative expenses increased by $1.7 million, or 34.3%, from $5.1 million to $6.8 million. The increase in spending was primarily attributable to an increase in legal and consulting expenses associated with acquisition of the PASCAL Business and execution of the Exclusive Distribution Agreement with Topcon.

Other Income (Expense), Net.

Other income, net was $2.4 million, compared to $0.2 million. Other income (expense), net, consisted primarily of interest income or expense and foreign currency gain or loss. We recognized a $2.5 million gain on PPP Loan forgiveness as other income during the nine months ended October 2, 2021.

Income Taxes.

We recorded an income tax provision of $24 thousand and $20 thousand, respectively.

Liquidity and Capital Resources.

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of October 2, 2021, we had cash and cash equivalents of $25.6 million and working capital of $30.9 million compared to cash and cash equivalents of $11.6 million and working capital of $16.7 million as of January 2, 2021.

Net cash provided by operating activities was $10.0 million in the nine months ended October 2, 2021 compared to net cash used in operating activities of $3.0 million in the nine months ended September 26, 2020. The increase in net cash provided by operating activities, expressed in direct cash flow terms, was primarily due to the payment received for the distribution exclusivity fee and increase in cash receipts from customers, partially offset by an increase in vendor payments and increase in payroll due to higher headcount.

For the nine months ended October 2, 2021, net cash used in investing activities was $5.5 million, which consisted primarily of the purchase of the PASCAL Business for $5.3 million. Net cash used in investing activities for the nine months ended September 26, 2020 was $0.1 million, which consisted of capital expenditures.

For the nine months ended October 2, 2021, net cash provided by financing activities was $9.4 million, primarily from the net proceeds arising from the issuance of common stock and proceeds from stock option exercises, partially offset by payroll taxes related to net share settlement of equity awards. For the nine months ended September 26, 2020, net cash provided by financing activities was $2.5 million, reflecting the proceeds from the PPP loan.

We have historically funded our operations primarily through sales of our products to customers, and through common stock and borrowing arrangements. As of October 2, 2021, our principal sources of liquidity consisted of cash and cash equivalents of $25.6 million. We have incurred net losses over the last several years, and as of October 2, 2021, have an accumulated deficit of approximately $59.7 million. We expect to continue to incur operating losses and negative cash flows from operations through October 1, 2022.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 2, 2021. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our ability to sell our products and generate revenues depends upon our direct and independent sales forces within the United States, direct sales force in Germany and relationships with independent international distributors. Currently our direct and independent sales forces within the United States consist of approximately 20 employees and two independent representative, respectively and our direct sales force in Germany consists of one employee. Our international independent distributors are managed by a team of five people. We generally grant our distributors exclusive territories for the sale of our products in specified countries. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are largely dependent on the efforts of these third parties. If any distributor breaches the terms of its distribution agreement with us or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory could be adversely affected.

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

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the third fiscal quarter of fiscal year 2021, our international sales were $6.4 million, or 48.0% of total revenues. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. All of our international revenues and costs for the third fiscal quarter of fiscal year 2021 have been denominated in U.S. dollars except for sales transacted through our German subsidiary. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our U.S. dollar-denominated products more expensive and thus less competitive in foreign markets and may negatively affect our reported revenue in any particular reporting period. Our international operations and sales are subject to a number of risks and potential costs, including:

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

Our success and ability to compete is dependent, in part, upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. As of October 2, 2021, our patent portfolio includes 59 active United States patents and 93 active foreign patents on the technologies related to our products and processes. In addition, as of October 2, 2021, we have 13 patent applications pending in the United States and 22 foreign patent applications pending. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Patents have a limited lifetime and once a patent expires competition may increase.

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

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including changes in foreign currency exchange rates, quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions. During the third quarter of fiscal year 2021, the trading price of our common stock fluctuated from a low of $6.29 per share to a high of $7.98 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

IRIDEX Corporation

Date: November 12, 2021	By:	/s/ DAVID I. BRUCE
		Name:	David I. Bruce
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2021	By:	/s/ FUAD AHMAD
		Name:	Fuad Ahmad
		Title:	Interim Chief Financial Officer (Principal Financial Officer)