Form 10-K
period 2022-01-01
IRIDEX CORP
filed 2022-03-15
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2022

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

The aggregate market value of the voting common equity held by non-affiliates of the Registrant was approximately $85,283,994 as of July 2, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price reported for such date on the Nasdaq Global Market. The registrant did not have any non-voting common equity outstanding. For purposes of this disclosure, shares of common stock held by each executive officer and director and by each holder of 5% or more of the outstanding shares of common stock have been excluded from this calculation, because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 3, 2022, Registrant had 15,882,616 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the Proxy Statement for the Registrant’s 2022 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•	customer acceptance and purchase of our existing products and new products;
•	our ability to maintain and expand our customer base;
•	competition from other products;
•	the impact of foreign currency exchange rate and interest rate fluctuations on our results and sales;
•	the pace of change and innovation in the markets in which we participate and the competitive nature of those markets;
•	our business strategy and our plan to build our business;
•	our ability to effectively manage our growth;
•	the success of our strategic partnership with Topcon Corporation;
•	our costs of manufacturing and reliance on third party manufacturers;
•	our ability to forecast and meet product demand;
•	our ability to discover defects in our products and systems;
•	our international expansion and sales strategy;
•	our operating results and cash flows;
•	our beliefs and objectives for future operations;
•	our relationships with third parties;
•	our ability to maintain, protect, and enhance our intellectual property rights;
•	our ability to maintain, protect, and enhance our information technology systems and data;
•	our ability to maintain our facilities in good working order;
•	our ability to recover the carrying value of goodwill;
•	the impact of expensing stock options and other equity awards;
•	our ability to successfully defend litigation brought against us;
•	our ability to indemnify our directors and officers;
•	our ability to repay indebtedness and have indebtedness forgiven;
•	our ability to successfully expand in our existing markets and into new markets;
•	sufficiency of cash to meet cash needs for at least the next 12 months;
•	our ability to comply with laws, policies, and regulations that currently apply or become applicable to our business both in the United States and internationally;
•	our ability to attract and retain qualified employees and key personnel, and source suppliers;
•	our ability to raise additional capital;
•	the future trading prices of our common stock; and
•	our ability to pay dividends in the future.

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

Our laser consoles consist of the following product lines:

•	Glaucoma – This product line includes our Cyclo G6® Laser and delivery devices used for the treatment of glaucoma;
•

Medical Retina – Our medical retina product line includes our IQ 532® Laser and IQ 577® Laser photocoagulation systems, which are used for the treatment of diabetic macular edema and other retinal diseases, and our PASCAL® Synthesis Photocoagulator for the treatment of retinal diseases; and

•

Surgical Retina – Our surgical retina line of products includes our OcuLight® TX, OcuLight SL, OcuLight SLx, OcuLight GL and OcuLight GLx laser photocoagulation systems. The OcuLight systems are often used in vitrectomy procedures, which are used to treat proliferative diabetic retinopathy, macular holes, retinal tears and detachments.

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

In 2021 and 2020, our products were sold in the United States and Germany predominantly through a direct sales force and internationally (aside from Germany) primarily through independent distributors. Total revenues in 2021 and 2020 were $53.9 million and $36.3 million, respectively. We generated net losses of $5.2 million and $6.3 million in 2021 and 2020, respectively.

Iridex Corporation was incorporated in California in February 1989 as IRIS Medical Instruments, Inc. In January 1996, we changed our name to Iridex Corporation and reincorporated in Delaware. Our executive offices are located at 1212 Terra Bella Avenue, Mountain View, California 94043-1824, and our telephone number is (650) 940-4700. We can also be reached at our website at www.Iridex.com; however, the information on, or that can be accessed through, our website is not part of this report.

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

When pharmaceuticals lose their effectiveness, appropriate treatment options are determined based on the progression and severity of the disease and include traditional laser therapy (e.g., selective laser trabeculoplasty (“SLT”), minimally invasive stents/shunts (e.g., minimally invasive glaucoma surgery) and open surgery (e.g., trabeculectomy)). These treatment alternatives also have significant shortcomings due to treatment effects that dissipate over time, repeat procedures that are less effective or not clinically advised, limited indications of use, and significant complication risks.

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

We developed our proprietary MicroPulse® technology with the goal of harnessing the clinical benefits of CW mode while minimizing the associated tissue damage. MicroPulse is a method of delivering laser energy using a mode which chops the CW beam into short, microsecond long laser pulses. The laser pulses are intended to generate the desired therapeutic response while the time in between laser pulses is believed to enable the tissue to cool and thereby minimize tissue damage. This is analogous to holding one’s hand continuously over a candle versus waving it back and forth. When held continuously, the candle would cause burning and scar tissue. However, when exposed intermittently the candle only heats the tissue without burning.

There is a growing body of clinical evidence that has been published over the past 10 years that demonstrates that MicroPulse therapy is clinically effective with limited tissue damage for the treatment of glaucoma and retinal diseases.  Currently, we have developed three applications of our MicroPulse technology for the treatment of eye diseases:

MicroPulse Applications	Description
Glaucoma – uveoscleral outflow

Treats glaucoma using our Cyclo G6® Laser system and MicroPulse P3 Delivery Device. MicroPulse P3 is Iridex’s proprietary, single-use, disposable probe. It delivers MicroPulse laser energy transsclerally (through the white of the eye) to target the ciliary body inside the eye. The ciliary body controls various ocular functions including aqueous humor production, and it helps facilitate the reduction of aqueous humor via outflow channels.

MicroPulse transscleral laser therapy (“TLT”) is a non-incisional treatment that reduces IOP primarily through uveoscleral outflow. Numerous peer-reviewed published clinical studies have demonstrated MicroPulse TLT as a safe and clinically effective treatment to lower patients’ IOP and reduce the number of topical eye drops and oral medications across a wide spectrum of glaucoma types and disease severity. Glaucoma specialists and comprehensive ophthalmologists incorporate MicroPulse TLT before, in combination with, and after other surgical therapies. It’s a repeatable procedure which does not impact the patients’ quality of life nor does it inhibit future interventions.

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

To achieve these goals, we are pursuing several organic initiatives that we anticipate will be supplemented from time to time by acquisitions, such as the asset acquisition completed with one of the subsidiaries for Topcon Corporation (“Topcon”). We anticipate that the successful execution of this strategy will lead to profitable growth and enhanced shareholder value.

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

Glaucoma: Cyclo G6® Laser. The Cyclo G6 Laser is an infrared (810nm) laser designed to treat patients diagnosed with a range of glaucoma disease states. The Cyclo G6 Laser is sold with a family of probes that are disposable, including our patented MicroPulse P3® Probe that utilizes our MicroPulse technology, our G-Probe® and our G-Probe Illuminate®.

Medical retina: IQ laser systems. Our IQ laser systems offer our MicroPulse technology but also have Continuous wave (“CW”) capabilities. Our IQ 577® Laser delivers visible yellow (577nm) laser light and our IQ 532® Laser delivers visible green (532nm) laser light. Our IQ laser systems are typically used with our TxCell® Scanning Laser Delivery System and our Slit Lamp Adapters when used to treat DME with MicroPulse. PASCAL Synthesis Photocoagulator. Our PASCAL Synthesis Photocoagulator (532nm, 577nm and 577/636nm) intended for diagnosis and treatment of ocular pathology in both the posterior and anterior segments. Intended for use in the posterior segment to perform retinal photocoagulation, panretinal photocoagulation, focal photocoagulation and grid photocoagulation for vascular and structural abnormalities of the retina and choroid.

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

Single-use disposable probes

MicroPulse P3® Delivery Device. The MicroPulse P3 is used with our Cyclo G6 Laser system to perform MicroPulse TLT. The MicroPulse P3 Probe is used on an anesthetized eye in the doctor’s office or in the OR. The non-incisional procedure takes just a few minutes and results in minimal post-operative recovery for the patient. MicroPulse TLT may be used to treat a wide variety of glaucoma types, including open-angle and closed-angle glaucoma, and a broad range of disease severity.

Since the launch of the MicroPulse P3, we have worked with physicians to optimize treatment techniques and clinical outcomes. During our collaborations, we learned that minor ergonomic probe modifications could facilitate easier use and result in consistent clinical outcomes. In 2019, we released a revised MicroPulse P3 Probe that reflects these modifications. Feedback from physicians on our revised MicroPulse P3 has been very positive in terms of better viewing of the treatment area, ease of treating small eyes and deep-set eyes, more intuitive probe orientation and placement, better stabilization of the probe on the eye, and improved light coupling to the tissue. Physicians have continued to observe excellent safety profiles and good preliminary clinical results.

G-Probe® Delivery Device. The G-Probe is used in procedures to treat uncontrolled glaucoma, typically described as “refractory glaucoma.” The G-Probe delivers CW laser to the ciliary body and is believed to stop the production of aqueous humor, thus reducing IOP. The G-Probe’s non-invasive procedure takes approximately ten minutes and is performed on an anesthetized eye in the doctor’s office or OR. The G-Probe is a sterile disposable product.

G-Probe Illuminate® Delivery Device. The G-Probe Illuminate is also used in procedures to treat refractory glaucoma. The proprietary illumination feature allows for targeted treatment and may offer additional clinical benefits. The G-Probe Illuminate is a sterile disposable product.

EndoProbe®. Our EndoProbe family of products are used for endophotocoagulation, a retinal treatment procedure performed in the hospital OR or surgery center during a vitrectomy procedure. Vitrectomy procedures are performed to treat proliferative diabetic retinopathy, macular holes, retinal tears and detachments. These disposable probes are available in tapered, angled, stepped, aspirating, illuminating, and adjustable styles, as well as a wide variety of sizes. The EndoProbe is a sterile disposable product.

Research and Development

We have close working relationships with researchers, clinicians and practicing physicians around the world who provide new ideas, evaluate prototypes and assist us in validating new products and new applications before they are introduced.

Our internal research and development (“R&D”) activities are performed by a current team of 18 engineers and regulatory professionals with experience in various aspects of medical products, laser systems, delivery devices, clinical techniques, and regulatory affairs with a focus on introducing innovative products which satisfy the unmet and emerging needs of our customers. The core competencies of the team include: mechanical engineering, electrical engineering, optics, lasers, fiber optics, software, and industrial designs. The R&D process integrates all of the necessary disciplines from product inception through customer acceptance. This process facilitates reliable new product innovations and a consistent pipeline of innovative products for our customers.

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

Sales and Marketing

In 2021 and 2020, we sold and marketed our products in the United States and Germany predominantly through our direct sales force and internationally (aside from Germany) primarily through independent distributors. Currently we have a direct sales force of 23 employees who are engaged in sales efforts within the United States, 1 in Germany and 5 personnel engaged in managing our distribution sales efforts internationally. Our sales are administered through our corporate headquarters in Mountain View, California.

International revenues represented 52.6% and 46.9% of our revenues in 2021 and 2020, respectively. We believe that our international sales will continue to represent a significant portion of our revenues for the foreseeable future. Our international sales are made principally to customers in Europe, Asia, the Pacific Rim, the Middle East, Russia, Africa and Latin America. Our distribution agreements with our international distributors are generally exclusive and typically can be terminated by either party without cause with 90 days’ notice. In March 2021, the Company entered into a distribution agreement with Topcon, pursuant to which the Company granted exclusive right to distribute the Company’s retina and glaucoma products in certain international regions, for a period of 10 years, commencing upon regulatory approval to transfer existing distribution rights. International sales may be adversely affected by currency fluctuations, the imposition of governmental controls, restrictions on export technology, political instability, trade restrictions, changes in tariffs, tax treaties and the economic condition in each country in which we sell our products.

To support our sales process, we conduct marketing programs which include: our website, clinical education, social media, email marketing, trade shows, public relations, market research, key opinion leader collaborations and advertising in trade and academic journals and newsletters. We participate in trade shows worldwide on an annual basis. These meetings allow us to present our products to existing and prospective buyers.

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

Operations

The manufacture of our visible light and infrared laser consoles and the related delivery devices is a highly complex and precise process. Completed systems must pass quality control testing and quality assurance review before shipment. Our manufacturing activities consist of specifying, sourcing, assembling and testing of components and certain subassemblies for assembly into our final product. Currently we have a total of 17 employees engaged in manufacturing activities for these products.

The medical devices we manufacture are subject to extensive regulation by numerous governmental authorities, including federal, state, and foreign governmental agencies. The principal regulators in the United States are the Food and Drug Administration (“FDA”) and the California Department of Public Health, Food and Drug Branch. In April 1998, we received certification for ISO 9001/EN 46001, which is an international quality system standard that documents compliance to the European Medical Device Directives. In February 2004, we were certified to ISO 13485:2003, which replaced ISO 9001/EN46001 as the international standard for quality systems as applied to medical devices. In December 2018, we were certified to ISO 13485:2016, which superseded the 2003 version of the standard. In August 2008, we received FDA 510(k) clearance on our family of Iridex IQ laser systems. This clearance covers the Iridex IQ 532 Laser and IQ 577 Laser and their associated delivery devices to deliver laser energy in either CW or MicroPulse mode. In January 2015, we received FDA 510(k) clearance for Cyclo G6 Laser. These laser systems are intended for a wide range of specific applications in the medical specialties of ophthalmology.

International regulatory bodies often establish varying product standards, packaging requirements, labeling requirements, tariff regulations, duties and tax requirements. As a result of our sales in Europe, we are required to have all products “CE” marked, an international symbol affixed to all our medical device products demonstrating compliance to the European Medical Device Directives and/or Medical Device Regulations and all applicable standards. In July 1998, we received CE mark certification under Annex II guidelines, the most stringent path to CE certification. With Annex II CE mark certification, we have demonstrated our ability to both understand and comply with all applicable standards under the European Medical Device Directives. In May 2021, the Medical Device Directives were superceded by the Medical Device Regulations, with a transition period for our Class IIa and IIb products lasting in effect until May 2024, which allows Iridex to market these products during transition period. The Company will obtain certification of compliance to the Medical Device Regulations before May 2024. Currently, all of our products marketed within the EU are CE marked. Continued certification is based on successful review of quality management systems by our European Registrar (Notified Body) during its periodic audits. Any loss of certification could have a material adverse effect on our business, results of operations and financial condition. We rely on third parties to manufacture substantially all of the components used in our products, although we assemble critical subassemblies and the final product at our facility in Mountain View, California. Some of these suppliers and manufacturers are sole source. We have some long-term or volume purchase agreements with our suppliers but currently purchase most components on a purchase order basis. These components may not be available in the quantities required, on reasonable terms, or at all. Financial or other difficulties faced by our suppliers or significant changes in demand for these components or materials could limit their availability. Any failures by our third-party suppliers to adequately perform may delay the submission of products for regulatory approval, impair our ability to deliver products on a timely basis or otherwise impair our competitive position.

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

Patents and Proprietary Rights

Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. These are either developed internally or obtained from acquisitions that we make. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. Our patent portfolio includes 57 active United States patents and 95 active foreign patents on the technologies related to our products and processes. In addition, we have 11 patent applications pending in the United States and 24 foreign patent applications pending. Our patent applications may not be approved.

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

In the United States, medical devices are classified into one of three classes - Class I, II or III. The class to which the device is assigned determines, among other things, the type of pre-marketing submission/application required for FDA clearance to market. If the device is classified as Class I or II, and if it is not exempt, a 510(k) pre-market notification will be required for marketing. Under FDA regulations, Class I devices are subject to general controls (for example, labeling, pre-market notification and adherence to Quality System Regulations (“QSRs”) requirements). Class II devices receive marketing clearance through a 510(k) pre-market notification. For Class III devices, a pre-market approval (“PMA”) application will be required unless the device is a pre-amendments device (on the market prior to the passage of the medical device amendments in 1976, or substantially equivalent to such a device) and PMAs have not been called for. In that case, a 510(k) will be the route to market. A 510(k) clearance will be granted if the submitted information establishes that the proposed device is substantially equivalent to a legally marketed Class I or II medical device, or to a Class III medical device for which the FDA has not called for a PMA. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional information or data are needed before a substantial equivalence determination can be made. A request for additional data may require that clinical studies and/or non-clinical studies of the device’s safety and effectiveness be performed.

In the United States, commercial distribution of a device for which a 510(k) notification is required can begin only after the FDA issues an order finding the device to be substantially equivalent to a previously cleared device. The FDA has recently been requiring a more rigorous demonstration of substantial equivalence than in the past. Even in cases where the FDA grants a 510(k) clearance, it can take the FDA between one and six months from the date of submission to grant a 510(k) clearance, but it may take longer.

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

We have obtained 510(k) clearances for all of our medical device products marketed within the United States that require 510(k) clearance. We have also modified aspects of our products since receiving regulatory clearance, and we have submitted 510(k)s for those modifications as required by FDA regulations. After a device receives a 510(k) clearance or a PMA, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new clearance or approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with our determination not to seek a new 510(k) clearance or PMA, the FDA may retroactively require us to seek 510(k) clearance or pre-market approval. The FDA could also require us to cease marketing and distribution and/or recall the modified device until a 510(k) clearance or a PMA approval is obtained. Also, in these circumstances, we may be subject to significant regulatory fines or penalties.

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

The introduction of our products in foreign markets will also subject us to foreign regulatory clearances which may impose substantial additional costs and burdens. International sales of medical devices are subject to the regulatory requirements of each country. The regulatory review process varies from country to country. Many countries also impose product standards, packaging requirements, labeling requirements and import restrictions on devices. In addition, each country has its own tariff regulations, duties and tax requirements. The approval by the FDA and foreign government authorities is unpredictable and uncertain. The necessary approvals or clearances may not be granted on a timely basis, if at all. Delays in receipt of, or a failure to receive, such approvals or clearances, or the loss of any previously received approvals or clearances, could have a material adverse effect on our business, financial condition and results of operations. There are a number of major regulatory changes occurring in the regulation of medical devices in the European Union. The revision of the quality system regulation (ISO 13485:2016) has been released that substantially increased the requirements for a medical device quality system. The Medical Device Regulation (“MDR”) has replaced the medical device directives (93/42/EEC), and it substantially changed the way that medical devices are brought to market in the European Union and how they maintain compliance throughout the product’s life cycle. Additionally, the new revision 4 of the clinical evaluation report guidance document (MEDDEV 2.7.1) severely restricts the use of substantial equivalence for new products, resulting in the need for formal clinical trial data for many new products. These changes will increase the cost for compliance and for product development, and they lengthen product introduction cycles. Failure to comply with these changes can have an adverse effect on our ability to release new products in a timely manner.

In order to maintain a Canadian Medical Device License (“MDL”), which is needed to sell a medical device in Canada, the holder of the MDL (the “regulatory manufacturer”) must obtain an ISO 13485:2016 certificate through the Medical Device Single Audit Program (“MDSAP”). The MDSAP requirement is new to Canada, and manufacturers that received a MDL prior to adoption of this requirement are required to transition to the MDSAP. To address this Canadian medical device licensing requirement, Iridex transferred its MDLs to Salient Medical Solutions (“Salient”), Iridex’s distributor in Canada and an entity that is certified under MDSAP. Iridex continues to fabricate the devices as Salient’s contract manufacturer. Salient is now the regulatory manufacturer, and has the licenses necessary to import and sell Iridex’s products into Canada.

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

Human Capital

Our employees are our human capital and they are our greatest strength and most valuable resource. As of January 1, 2022, we had a total of 119 full-time equivalent employees engaged in our ongoing operations, including 51 in operations (including manufacturing, quality, logistics and service), 39 in sales and marketing which does not include four consultants and two independent sales representatives, 18 in R&D and 11 in finance and administration. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. As of January 1, 2022, we had 51 such persons serving in such roles.

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

Item 1A. Risk Factors

Risk Factor Summary

Our business operations are subject to numerous risks, factors and uncertainties outside of our control that could cause our actual results to be harmed, including risks regarding the following:

General economic factors

•	the COVID-19 pandemic and responsive measures;
•	the success of our partnership with Topcon: and
•	natural disasters, economic downturns, public health crises or political crises.

Operational factors

•	our relationship with our strategic partner and main distributor, Topcon;
•	quality control and production issues;
•	the complexity of our laser systems;
•	defects in our laser systems;
•	costs, sales volumes, results of operations, and revenues;
•	direct and independent sales forces and a network of international distributors to sell our products;
•	our growth;
•	dependence on international sales;
•	new products and applications and improving existing products;
•	fluctuations in our sales and operating results;
•	the ophthalmology market;
•	competition in our industry;
•	the collaborative relationships used to enhance products and applications;
•	the loss of key personnel;
•	meeting product demand;
•	dependence on sole source and limited source suppliers;
•	disruptions to our information technology system and breaches of data security;
•	maintaining relationships with health care providers;
•	the misuse of our products;
•	our reputation and brand;
•	the inability of our customers to obtain credit or material increases in interest rates; and
•	recalls of our products.

Regulatory and legal factors

•	healthcare reform measures;
•	third-party coverage and reimbursement policies;
•	compliance with healthcare laws;
•	our compliance with potential governmental, regulatory and other legal proceedings relative to advertising, promotion and marketing;
•	patents and proprietary rights related to our intellectual property;
•	compliance with government regulations, including the FDA’s quality system regulation and laser performance standards;
•	regulatory approval for clinical trials;

•	compliance with product liability claims;
•	developments in trade policies;
•	tax laws;
•	federal, state and foreign laws, including changes to those laws; and
•	environmental requirements.

Financing and transactional risks

•	our ability to repay indebtedness;
•	efforts to acquire additional companies or product lines;
•	divestitures of our businesses or product lines;
•	raising additional capital; and
•	provisions in our charter documents, Delaware law and contractual provisions that could delay or prevent an acquisition or sale of our company.

Governance risks and Risks related to ownership of our common stock

•	the volatility of the trading price of our common stock;
•	our intention not to pay dividends for the foreseeable future;
•	the publication of research about us by analysts;
•	the concentration of ownership of our common stock; and
•	our ability to maintain an effective system of internal control over financial reporting.

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

Our business, results of operation and financial performance have been negatively impacted by the COVID-19 pandemic and related public health responses, such as social distancing protocols, and travel restrictions in countries and regions in which we have operations or manufacturing partners. Due to these impacts and measures, we have experienced and may continue to experience significant and unpredictable interruptions in the supply of raw materials, components and sub-assemblies necessary to manufacture and assemble our products and reductions in the demand for our products as healthcare customers continue to divert medical resources and priorities towards the treatment of COVID-19. In addition, our customers may delay, cancel or redirect planned capital expenditures in order to focus resources on COVID-19 or in response to economic disruption related to COVID-19. For example, during the fiscal year ended January 2, 2021, we experienced significant decline in treatment and procedure volume worldwide, as healthcare systems diverted resources to meet the increasing demands of managing COVID-19. In the near term, we expect COVID-19 will continue to negatively impact the use of our products and the number of ophthalmic treatments and procedures performed. If the volume of elective procedures continues to remain lower than normal, our results of operations and financial condition will continue to be adversely affected.

As a result of the COVID-19 outbreak around the world, we have adopted several measures including allowing employees to work from home, slowing our manufacturing operations, and restricting non-critical business travel by our employees. The COVID-19 pandemic has caused disruption and delays in our ability to operate and manufacture, test and assemble products in our internal facilities, particularly in our Mountain View, California facility, and has limited our ability to continue certain research and development activities which could materially and adversely affect our ability to develop new products and technologies on the timelines we previously anticipated.

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

We may not be successful in our strategic partnership with Topcon and the relationship may divert resources away from existing operations or expose us to liabilities, which could adversely affect our business, results of operations and financial condition.

On March 2, 2021, we entered into a series of strategic transactions with Topcon, Topcon America Corporation (the “Investor”) and Topcon Medical Laser Systems, Inc., a subsidiary of Topcon ( “TMLS”), which included an asset purchase agreement with the TMLS, pursuant to which we acquired substantially all the assets (except for cash and cash equivalents) of the TMLS, including rights to the PASCAL product (as defined in Note 3 of the Notes to Consolidated Financial Statements) (the “Asset Purchase Agreement”), (ii) Topcon and our company entered into a distribution agreement dated March 2, 2021, pursuant to which we granted Topcon the exclusive right to distribute our retina and glaucoma products in certain geographies outside the United States (the “Distribution Agreement”), (iii) pursuant to an investment agreement dated March 2, 2021 (the “Investment Agreement”) the Investor acquired 1,618,122 shares of the our Common Stock for an aggregate purchase price of $10 million (the “Shares”).

Pursuant to the Asset Purchase Agreement, the transferred assets include substantially all of the TMLS’ assets including the rights to the PASCAL product (the “Transferred Assets”). We assumed only those liabilities arising after the closing in connection with the Transferred Assets. In the Asset Purchase Agreement, our company and the TMLS made certain customary representations and warranties and agreed to certain customary covenants. The Agreement provides that our company and the TMLS will each indemnify the other for losses arising from certain breaches of the Agreement and for certain other liabilities subject to customary caps and deductibles. If there are claims under the indemnification provisions for which we are liable we will need to use some or all our cash to settle those claims.

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

As a result of the Distribution Agreement, we terminated our relationships with our prior distributors in certain geographies and we are using Topcon as our exclusive distributor. If Topcon is unable to generate as much revenue under the Distribution Agreement as we received from our prior distributors, our business, results of operations and financial condition could be adversely affected. If there are claims under the indemnification provisions of the Distribution Agreement for which we are liable, we will need to use some or all our cash to settle those claims or make payments to Topcon pursuant to the terms of the Distribution Agreement.

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

Our ability to sell our products and generate revenues depends upon our direct and independent sales forces within the United States, direct sales force in Germany and relationships with independent international distributors. Currently our direct and independent sales forces within the United States consist of approximately 23 employees and two independent representative, respectively and our direct sales force in Germany consists of one employee. Our international independent distributors are managed by a team of five people. We generally grant our distributors exclusive territories for the sale of our products in specified countries and regions. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are largely dependent on the efforts of these third parties. If any distributor breaches the terms of its distribution agreement with us or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory could be adversely affected.

We do not have any long-term employment contracts with the members of our direct sales force. We may be unable to replace our direct sales force personnel with individuals of equivalent technical expertise and qualifications, which may harm our revenues and our ability to maintain market share. Similarly, our independent contractor and distributor agreements are generally terminable at will by either party and independent contractors and distributors may terminate their relationships with us, which would affect our sales and results of operations. Any loss of the members of our existing direct or indirect sales organizations, or any failure to execute on our plans to further develop our sales function, could have an adverse impact on our business, results of operations and financial condition. Additionally, our sales forces’ operations have been disrupted by the COVID-19 pandemic, as travel is restricted and some services are being performed from home, all of which could have an impact on our ability to sell and distribute our products.

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

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the fiscal year 2021, our international sales were $28.3 million, or 52.6% of total revenues. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. All of our international revenues and costs for the fiscal year 2021 have been denominated in U.S. dollars except for sales transacted through our German subsidiary. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our U.S. dollar-denominated products more expensive and thus less competitive in foreign markets and may negatively affect our reported revenue in any particular reporting period. Our international operations and sales are subject to a number of risks and potential costs, including:

•	the impact of the COVID-19 pandemic on the global economy and financial markets;
•	fluctuations in foreign currency exchange rates;
•	product and production issues;
•	performance of our international channel of distributors;
•	longer accounts receivable collection periods;
•	impact of recessions in global economies and availability of credit;
•	political and economic instability;
•	change in international regulatory agreements and requirements;
•	trade sanctions and embargoes;
•	impact of international conflicts, terrorist and military activity, civil unrest;
•	foreign certification requirements, including continued ability to use the CE mark in Europe, and other local regulatory requirements;

•	differing local product preferences and product requirements;
•	cultural differences;
•	changes in foreign medical reimbursement and coverage policies and programs;
•	reduced or limited protections of intellectual property rights in jurisdictions outside the United States;
•	potentially adverse tax consequences, such as those related to changes in tax laws or tax rates or their interpretations;
•	protectionist, adverse and changing foreign governmental laws and regulations;
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

Our ability to generate incremental revenue growth will depend, in part, on the successful outcome of research and development activities, which may include clinical trials that lead to the development of new products and new applications using our products. Our research and development process is expensive, prolonged, and entails considerable uncertainty. Due to the complexities and uncertainties associated with ophthalmic research and development, products we are currently developing may not complete the development process or obtain the regulatory approvals required to market such products successfully. In addition, our research and development process has been delayed due to the impact of COVID-19, and should COVID-19 economic restrictions worsen, it could delay and disrupt our research and development processes even further.

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

We are subject to macro-economic fluctuations in the U.S. and worldwide economy including inflationary pressures that may cause the cost of manufacturing our products or servicing our products to increase. Concerns about consumer and investor confidence, volatile corporate profits and reduced capital spending, international conflicts, terrorist and military activity, civil unrest and pandemic illness could reduce customer orders or cause customer order cancellations. For example, the COVID-19 pandemic has and may continue to cause adverse impacts on global economic activity which could negatively impact our business. In addition, political and social turmoil related to international conflicts, such as that occurring in Russia and Ukraine, and terrorist acts may put further pressure on economic conditions in the United States and abroad.

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

Our sales and operating results may vary significantly from quarter to quarter and from year to year in the future. Our operating results are affected by a number of factors, many of which are beyond our control. Factors contributing to these fluctuations include the following:

•	general economic uncertainties, inflationary pressures and political concerns, including the impact of COVID-19 and the war between Russia and Ukraine;
•	changes in the prices at which we can sell our products, including the impact of changes in exchange rates;
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

•	our ability to maintain sales volumes at a level sufficient to cover fixed manufacturing and operating costs;
•	fluctuations in our product mix within ophthalmology products and foreign and domestic sales;
•	the effect of regulatory approvals and changes in domestic and foreign regulatory requirements;
•	our long and highly variable sales cycle;
•	changes in customers’ or potential customers’ budgets as a result of, among other things, reimbursement policies of government programs and private insurers for treatments that use our products;
•	variances in shipment volumes as a result of product, supply chain due to global constraints or other factors and training issues; and
•	increased product innovation costs.

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

We currently market visible and infrared medical laser systems and delivery devices to the ophthalmology market. We believe that continued and increased sales, if any, of these medical laser systems is dependent upon a number of factors including the following:

•	the impact of COVID-19 pandemic on timing of ophthalmic treatment procedures;
•	acceptance of product performance, features, ease of use, scalability and durability, including with respect to our MicroPulse laser photocoagulation systems and our PASCAL product;

•	recommendations and opinions by ophthalmologists, other clinicians, and their associated opinion leaders;
•	marketing and clinical study outcomes;
•

price of our products and prices of competing products and technologies, particularly in light of the current macro-economic environment where healthcare systems and healthcare operators are becoming increasingly price sensitive;

•	availability of competing products, technologies and alternative treatments; and
•	level of reimbursement for treatments administered with our products.

In addition, we derive a meaningful portion of our sales in the form of recurring revenues from selling consumable instrumentation, including our probe for the Cyclo G6 Laser and EndoProbe devices. Our ability to increase recurring revenues from the sale of consumable products will depend primarily upon the features of our current products and product innovation, the quality of, ease of use and prices of our products, including the relationship to prices of competing products. The level of our service revenues will depend on the quality of service we provide and the responsiveness and the willingness of our customers to use our products and services rather than purchase competing products or services. Any significant decline in market acceptance of our products or services or our revenues associated therewith may have a material adverse effect on our business, results of operations and financial condition.

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

Our products are typically purchased by doctors, clinics, hospitals and other users, which bill various third-party payers, such as governmental programs and private insurance plans, for the health care services provided to their patients. Changes in government legislation or regulation or in private third-party payers’ policies toward reimbursement for procedures employing our products may prohibit adequate reimbursement. There have been a number of legislative and regulatory proposals to change the healthcare system, reduce the costs of healthcare and change medical reimbursement policies. Doctors, clinics, hospitals and other users of our products may decline to purchase our products to the extent there is uncertainty regarding reimbursement of medical procedures using our products and any healthcare reform measures. Further proposed legislation, regulation and policy changes affecting third-party reimbursement are likely. Among other things, Congress has in the past proposed changes to and the repeal of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, collectively, the “Affordable Care Act,” and the current U.S. presidential administration has announced certain policy changes that could impact the availability of benefits under the Affordable Care Act. For example, tax reform legislation enacted at the end of 2017 eliminated the tax penalty for individuals who did not maintain sufficient health insurance coverage beginning in 2019 (the “individual mandate”). We anticipate continued Congressional interest in modifying provisions of the Affordable Care Act. At this time, it remains unclear whether there will be any changes made to or any repeal of the Affordable Care Act, with respect to certain of its provisions or in its entirety or related administrative policies. Various healthcare reform proposals have also emerged at the state level.

We are unable to predict what legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future at the state or federal level, or what effect such legislation or regulation may have on us. Furthermore, existing legislation and regulation related to the health care industry and third-party coverage reimbursement, including the Affordable Care Act, has been subject to judicial challenge, and may be subject to similar challenges from time to time in the future (such as the California v. Texas case). Denial of coverage and reimbursement of our products, or the revocation or changes to coverage and reimbursement policies, could have a material adverse effect on our business, results of operations and financial condition.

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

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, exclusion from participation in government healthcare programs, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that their provisions are open to a variety of evolving interpretations and enforcement discretion. Compliance with Open Payments, commonly known as the Sunshine Act, has presented a number of challenges to companies such as ours, in terms of interpretation of the law and its implementation. Under the Sunshine Act, Centers for Medicare & Medicaid Services (“CMS”) has the potential to impose penalties of up to $1.15 million per year for violations, depending on the circumstances, although enforcement has been negligible to date. Payments reported under the Sunshine Act also have the potential to draw scrutiny on payments to and relationships with physicians, which may have implications under the Anti-Kickback Statute and other healthcare laws. The risk that we may be found in violation of these laws may be increased by the fact that we do not have a formal healthcare compliance program in place. Further, while safe harbors may in some instances be available and utilized by companies to reduce risks associated with the Anti-Kickback Statute and certain other healthcare laws, we have not necessarily utilized such safe harbors nor fully followed all elements required to claim the benefit of such safe harbors in all possible instances. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

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

Our success and ability to compete is dependent, in part, upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. As of January 1, 2022, our patent portfolio includes 57 active United States patents and 95 active foreign patents on the technologies related to our products and processes. In addition, as of January 2, 2021, we have 11 patent applications pending in the United States and 24 foreign patent applications pending. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Patents have a limited lifetime and once a patent expires competition may increase.

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

•	delays in delivery or failure of suppliers to deliver critical components and products on the dates we require;
•	failure of suppliers to manufacture and assemble components and products to our specifications, and potentially reduced quality; and
•	inability to obtain components and products in a timely manner or at acceptable prices due to global supply chain constraints or other factors.

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

We rely on information technology systems to keep financial records and corporate records, communicate with staff and external parties and operate other critical functions, including sales and manufacturing processes. Our information technology systems are potentially vulnerable to disruption due to breakdown or malicious intrusion and computer viruses. If we were to experience a prolonged system disruption in our information technology systems, it could negatively impact the coordination of our sales, planning and manufacturing activities, which could adversely affect our business. In addition, to maximize our information technology efficiency, we have physically consolidated our primary corporate data and computer operations. This concentration, however, exposes us to a greater risk of disruption to our internal information technology systems. Although we maintain offsite back-ups of our data, if operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring function on an acceptable time frame.

In addition, our information technology systems are potentially vulnerable to cyber-attacks or other data security breaches-whether by employees or others-which may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property or could lead to the public exposure of sensitive and confidential information of our employees, customers, suppliers and others, any of which could have a material adverse effect on our business, financial condition and results of operations.

While we have implemented a number of protective measures, including firewalls, antivirus and malware detection tools, patches, log monitors, routine back-ups, system audits, routine password modifications and disaster recovery procedures, such measures may not be adequate or implemented properly to prevent or fully address the adverse effect of such events, and in some cases, we may be unaware of an incident or its magnitude and effects. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above.

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

The FDA imposes a broad range of additional requirements on medical device companies. Our products must be produced in compliance with the Quality System Regulation (“QSR”) and our manufacturing facilities are subject to establishment registration and device listing requirements from the FDA, and similar requirements from certain state authorities, and ongoing periodic inspections by the FDA, including unannounced inspections for compliance with applicable requirements. We are subject to monitoring, recordkeeping, and reporting obligations for medical device adverse events and malfunctions; notification of our products’ defects or failure to comply with the FDA’s laser regulations; and reporting of recalls, corrections, or removals of our products. The FDA also imposes requirements for the labeling of our products, and places limitations on claims we are permitted to make about our products in promotional labeling. The Federal Trade

Commission has jurisdiction over the advertising of all our products, which are non-restricted devices, and exercises oversight in coordination with the FDA.

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

In addition, we are also subject to varying product standards, packaging requirements, labeling requirements, tariff regulations, duties and tax requirements. As a result of our sales in Europe, we are required to have all medical device products “CE” marked, an international symbol affixed to all our medical device products demonstrating compliance with the European Medical Device Directives and/or Medical Device Regulations (“MDR”) and all applicable standards. While currently all our released medical device products are CE marked, continued certification is based on the successful review of our quality system by our European Registrar during their periodic audits. Any loss of certification would have a material adverse effect on our business, results of operations and financial condition. There are several major regulatory changes occurring in the regulation of medical devices in the EU. The revision of the quality system regulation (ISO 13485:2016) has been released that substantially increased the requirements for a medical device quality system. The MDR has replaced the medical device directives (93/42/EEC), and it substantially changes the way that medical devices are brought to market in the EU and how they maintain compliance throughout the product’s life cycle. Due to the UK’s exit from EU (“Brexit”), different rules will apply in Great Britain (England, Wales and Scotland), Northern Ireland and the EU after the Brexit transition period, which began January 1, 2021. Similarly, Switzerland has changed its relationship with the EU and in May 2022, will require medical device manufacturers such as Iridex to contract with a Swiss Authorized Representative. Additionally, the new revision 4 of the clinical evaluation report guidance document (MEDDEV 2.7.1) severely restricts the use of substantial equivalence for new products, resulting in the need for formal clinical trial data for most many products. These changes will increase the cost for compliance and for product development, and they lengthen product introduction cycles. Failure to comply with these changes can have an adverse effect on our ability to release new products in a timely manner.

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

For example, on February 23, 2018, we initiated a worldwide voluntary recall of a specific laser accessory called the TruFocus LIO Premiere® (“LIO”). The LIO is a head-mounted indirect ophthalmoscope that connects to our laser console and is used to view and perform laser treatment on a patient’s retina. This recall was prompted after we received reports of three adverse events from one physician in the United States, resulting in focal cataracts and iris burns occurring during procedures in which the TruFocus LIO Premiere was used. We identified several potential root causes for the adverse events, including use error. On March 22, 2019, we provided the FDA with a request for termination of Recall Number Z-1075-2018. We submitted a follow up request for termination on September 29, 2021. Our termination request is pending.

We obtained FDA clearance for an updated TruFocus LIO Premiere® device. The updated device includes expanded user instructions and minor design changes. Use of the updated LIO may result in adverse events, including those observed with the prior LIO device. If physician use of our updated LIO results in serious adverse events, we may have to initiate another recall or utilize additional resources to further evaluate the design of the LIO device. Furthermore, in light of the recall, we cannot provide any assurance that the updated LIO, will achieve market acceptance. We will be required to devote significant resources to launch and market the updated LIO and cannot provide any assurance that these activities will generate revenue as anticipated. If our revenue grows more slowly than we expect because of a delay in or a lack of market acceptance for our updated LIO, our business and financials will be adversely affected.

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

Significant developments resulting from recent and potential changes in U.S. trade policies could have a material adverse effect on us.

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

In addition, these potential developments and any market perceptions concerning these and related issues and the attendant regulatory uncertainty regarding, for example, the posture of governments with respect to international trade, could have a material adverse effect on global trade and economic growth which, in turn can adversely affect our business. Furthermore, changes in United States trade policy have resulted and could result in additional reactions from United States trading partners and other countries, including adopting responsive trade policies that make it more difficult or costly for us to export our products to those countries. We sell a significant majority of our products into countries outside the United States and we purchase a significant portion of equipment and supplies from suppliers outside the United States. These measures could also result in increased costs for goods imported into the United States or may cause us to adjust our worldwide supply chain. Any of these effects could require us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, may result in lowering our margin on products sold.

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

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including changes in foreign currency exchange rates, quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions, including deteriorating market conditions due to investor concerns regarding inflation and hostilities between Russia and Ukraine. During the fourth quarter of fiscal year 2021, the trading price of our common stock fluctuated from a low of $5.62 per share to a high of $9.37 per share. During the fiscal year 2021, the trading price of our common stock fluctuated from a low of $2.18 per share to a high of $9.37 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease a 37,166 square feet facility in Mountain View, California pursuant to a Triple Net Lease dated April 26, 2017 that was scheduled to expire in February 2022. On April 30, 2021, the First Amendment to the Triple Net Lease (“First Amendment”) was executed, among other things, to reduce the portion of the premises leased by the Company to approximately 29,830 square feet and extend the lease term through August 31, 2024.

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

As of March 3, 2022, there were approximately 33 holders of record (not in street name) of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of our stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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
•

Medical Retina – Our medical retina product line includes our IQ 532® and IQ 577® laser photocoagulation systems, which are used for the treatment of diabetic macular edema and other retinal diseases, and our PASCAL Synthesis Photocoagulator for the treatment of retinal diseases; and

•

Surgical Retina – Our surgical retina line of products includes our OcuLight® TX, OcuLight SL, OcuLight SLx, OcuLight GL and OcuLight GLx laser photocoagulation systems. These systems are often used in vitrectomy procedures, which are used to treat proliferative diabetic retinopathy, macular holes, retinal tears and detachments.

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

In 2021 and 2020, our products were sold in the United States and Germany predominantly through a direct sales force and internationally (aside from Germany) primarily through Topcon and other independent distributors. Total revenues in 2021 and 2020 were $53.9 million and $36.3 million, respectively. We generated net losses of $5.2 million and $6.3 million in 2021 and 2020, respectively.

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

Impact of COVID-19 to our Business

The COVID-19 pandemic continues to create significant uncertainty in global markets, which has disrupted and harmed, and may continue to disrupt and harm, the Company’s business, financial condition, and results of operations. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including but not limited to the duration and spread of outbreak, duration of local, state and federal issued public health orders, impact on our customers and our sales cycles, impact on our employees and impact on regional and worldwide economies and markets in general, all of which are uncertain and cannot be predicted.

We expect our results of operations to be impacted for so long as the COVID-19 pandemic continues.

For more information on risks associated with the COVID-19 outbreak, see the section titled “Risk Factors” in Item 1A of Part I.

Results of Operations - 2021 and 2020

Our fiscal year ends on the Saturday closest to December 31. Fiscal 2021 ended on January 1, 2022 and fiscal 2020 ended on January 2, 2021. Fiscal years 2021 and 2020 included 52 weeks and 53 weeks of operations, respectively.

The following table sets forth certain operating data as a percentage of revenues for the periods indicated.

	FY 2021	FY 2020
	January 1, 2022	January 2, 2021
Revenues	100.0%	100.0%
Cost of revenues	57.6%	57.2%
Gross margin	42.4%	42.8%
Operating expenses:
Research and development	12.7%	9.0%
Sales and marketing	27.2%	33.7%
General and administrative	16.4%	18.2%
Total operating expenses	56.3%	60.9%
Loss from operations	(13.9%)	(18.1%)
Other income, net	4.3%	0.8%
Loss from operations before provision for income taxes	(9.6%)	(17.3%)
Provision for income taxes	0.1%	0.1%
Net loss	(9.7%)	(17.4%)

Comparison of 2021 and 2020

Revenues.

(in thousands)	FY 2021	FY 2020	Change in $	Change in %
Cyclo G6	$13,950	$11,273	$2,677	23.7%
Retina	31,106	18,087	13,019	72.0%
Other	8,847	6,987	1,860	26.6%
Total revenues	$53,903	$36,347	$17,556	48.3%

Our total revenues increased by $17.6 million or 48.3% from $36.3 million in 2020 to $53.9 million in 2021. The increase is primarily due to the increase in sales of our retina products, Cyclo G6 products and other revenues compared to prior year when our business was severely impacted by the COVID-19 pandemic. Revenues from retina products increased by 72.0% driven by an increase in sales of our Iridex retina products in both domestic and international markets compared to prior year when capital equipment sales were especially impacted by the COVID-19 pandemic, and an increase due to the inclusion of PASCAL product revenue from our acquisition of TMLS assets, particularly in the international markets. Revenues from G6 products increased by 23.7%, driven primarily by an increase in Cyclo G6 probes sales in both domestic and international markets and increase in Cyclo G6 systems sales in international market. Other revenues, comprised of service, royalty, freight, legacy G probes and revenue related to exclusive distribution rights, increased 26.6% primarily due to an increase in service revenue and the revenue related to exclusive distribution rights.

While we believe that demand for our products remains and our outlook has improved, the overall capital expenditure landscape within hospitals, surgi-centers and physician offices is still being impacted by the general level of uncertainty brought on by COVID-19 and the spread of other variants. Until this pandemic subsides, we anticipate capital expenditures may continue to be deferred.

Gross Profit.

Gross profit increased by $7.3 million or 46.7% from $15.6 million in 2020 to $22.8 million in 2021. Gross margin decreased by 0.4% from 42.8% in 2020 to 42.4% in 2021. The decrease in gross margin was primarily attributable to unfavorable geographic and product mix, partially offset by a decrease in manufacturing overhead rate as a result of fixed overhead expenditures being absorbed over a higher sales volume.

Gross margins are expected to continue to fluctuate primarily due to changes in the relative proportions of domestic and international sales, the product mix of sales, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and sales returns.

Research and Development.

R&D expenses increased by $3.6 million or 109.3% from $3.3 million in 2020 to $6.9 million in 2021. The increase in spending was primarily attributable to an increased level of spending on the development of laser systems and the inclusion of R&D expense from our acquisition of the PASCAL Business (as defined in Note 3 of the Notes to Consolidated Financial Statements).

Sales and Marketing.

Sales and marketing expenses increased by $2.4 million or 19.6%, from $12.2 million in 2020 to $14.6 million in 2021. The increase was primarily attributable to an increase in personnel costs due to an increase in headcount, higher commission expense because of higher sales and higher travel expenses compared to prior year when the COVID-19 pandemic greatly reduced our business activity.

General and Administrative.

General and administrative expenses increased by $2.2 million or 33.8% from $6.6 million in 2020 to $8.9 million in 2021. The increase was primarily attributable to an increase in personnel costs due to higher bonus accrual and the increase in legal and consulting expenses associated with the acquisition of the PASCAL Business and the execution of the Distribution Agreement with Topcon.

Other Income, Net.

Other income, net amounted to $2.3 million in 2021 and $0.3 million in 2020. Other income, net, consisted primarily of interest income or expense and foreign currency gain or loss. We recognized a $2.5 million gain on forgiveness of the PPP Loan (as defined in Note 11 of the Notes to Consolidated Financial Statements) as other income during the fiscal year 2021.

Income Taxes.

We recorded a provision for income taxes of $40 thousand for the year ended January 1, 2022 compared to $26 thousand for the year ended January 2, 2021. The effective tax rate for the year ended January 1, 2022 was negative 0.77% compared to an effective tax rate of negative 0.41% for the year ended January 2, 2021. The income tax valuation allowance was $21.3 million at the end of 2021 compared to $18.8 million at the end of 2020.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

Comparison of 2021 and 2020

As of January 1, 2022, we had cash and cash equivalents of $23.9 million and working capital of $29.7 million compared to cash and cash equivalents of $11.6 million and working capital of $16.7 million as of January 2, 2021.

Net cash provided by operating activities was $8.2 million in 2021 compared to net cash used in operating activities of $3.2 million in 2020. The increase in net cash used in operating activities, expressed in direct cash flow terms, was primarily due to the payment received for the exclusive distribution rights and increase in cash receipts from customers, partially offset by higher vendor payments and higher payroll because of higher headcount.

During 2021, net cash used in investing activities was $5.6 million, which consisted primarily of the purchase of the PASCAL Business for $5.3 million. Net cash used in investing activities during 2020 was $0.1 million, which consisted of capital expenditures.

During 2021, net cash provided by financing activities was $9.5 million, primarily from the net proceeds arising from the issuance of common stock and proceeds from stock option exercises, partially offset by payroll taxes related to the net share settlement of equity awards. Net cash provided by financing activities during 2020 was $2.5 million, primarily from the proceeds from the PPP Loan, pursuant to the Payroll Protection Program established under the Coronavirus Aid, Relief, and Economic Security Act.

We have historically funded our operations primarily through sales of our products to customers, and through common stock and borrowing arrangements. As of January 1, 2022, our principal sources of liquidity consisted of cash and cash equivalents of $23.9 million. We have incurred net losses over the last several years, and as of January 1, 2022, have an accumulated deficit of approximately $62.2 million. We expect to continue to incur operating losses and negative cash flows from operations through December 31, 2022.

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

(2)

LAP Program: We entered into LAP contracts with customers. Under the LAP program, the system is given away free of charge and title is transferred after the customer purchases the minimum required number of boxes of probes (classified as disposables). Customers with older machines have the ability to trade in their old machines for the most current laser equipment offered in the program (Cyclo G6 Laser) and receive a discount on the program’s minimum purchase requirements. Under ASC 606, this non-cash consideration must be included in the transaction price. However, we have determined that there is no value associated with the old machines and the trade-in is essentially offered to encourage customers to purchase more consumables under the program.

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

(6)

Exclusive Distribution Rights: In March 2021, we entered into a distribution agreement with Topcon, pursuant to which we granted Topcon exclusive right to distribute our retina and glaucoma products in certain geographies outside the United States. The exclusivity arrangement with Topcon obligates us to provide training, customer support and exclusive territorial rights to Topcon for certain international regions, for a period of 10 years, commencing upon regulatory approval to transfer existing (non-exclusive) distribution rights from the current distributors in those regions to Topcon. The agreement further stipulates that $2.0 million of arrangement fee is held back and will not be paid in the event that regulatory approval for the Japan region is not obtained within nine months from the date of execution. We have the right to terminate the exclusive distribution rights granted to Topcon for any of the regions at any point in time during the 10-year exclusivity term for a termination fee that is based on a multiple of 1.2 times the revenue generated by us in 2019 for the respective region. We determined that the exclusivity rights, training and customer support represents a single combined performance obligation for each region, to be recognized as exclusivity fee revenue on a straight-line basis over the 10-year period for each region, commencing on the date that regulatory approval is obtained for each region, based on the Standalone Selling Price (“SSP”) for such combined performance obligation for each region. The estimated fair value of the exclusive distribution rights for all regions combined totaled approximately $14.8 million. Of this amount, we fully constrained the arrangement fee allocated to Belarus (approximately $0.2 million recorded as customer deposit under Other current liabilities) because obtaining the necessary regulatory approvals and termination of existing distributor relationship is not feasible. As of January 1, 2022, $0.6 million in revenue related to the exclusive distribution rights was recorded for the fiscal year then ended.

In January 2022, we received approximately $1.8 million from Topcon, representing the $2.0 million previously held back, net of the approximately $0.2 million that we constrained for Belarus.

We elected the practical expedient allowing us to not recognize as a contract asset the commission paid to our salesforce on the sale of our products as an incremental cost of obtaining a contract with a customer but rather recognize such commission as expense when incurred as the amortization period of the asset that we would have otherwise recognized is one year or less.

We recognized an asset from the costs incurred to fulfill a contract. These costs relate directly and must be incurred to satisfy performance obligations on certain specific contract with a customer. These costs are expected to be recovered over time and will be amortized on a systematic basis that is consistent with the recognition of revenue to which it relates. As of January 1, 2022, recognized deferred costs incurred to fulfill a contract with a customer amounted to $0.3 million, included in Prepaid expenses and other current assets and Other long-term assets in our consolidated balance sheets. There was no amortization during fiscal year 2021.

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

Income Taxes.

We account for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We annually evaluate the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. As of January 1, 2022, based on our recent history of losses and its forecasted losses, management believes on the more likely than not basis that a full valuation allowance is required. Accordingly, as of January 1, 2022, we provided a full valuation allowance on our federal and state deferred tax assets.

Accounting for Uncertainty in Income Taxes.

We account for uncertain tax positions in accordance with ASC 740. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a "more-likely-than-not" threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There was no accrued interest and penalties during the year ended January 1, 2022.

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

Leases.

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use (“ROU”) assets, net and Operating lease liabilities in our consolidated balance sheets. As of January 1, 2022, we were not a party to finance lease arrangements.

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

Foreign Currency

Assets and liabilities of foreign operation with non-U.S. Dollar functional currency are translated to U.S. Dollars using exchange rates in effect at the end of the period. Revenue and expenses are translated to U.S. Dollars using rates that approximate those in effect during the period. The resulting translation adjustments are included in our Consolidated Balance Sheets in the stockholders’ equity section as a component of accumulated other comprehensive loss (loss).

Recently Adopted Accounting Standards.

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” as part of its initiative to reduce complexity in the accounting standards. The standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes. The Company adopted ASU 2019-12 in fiscal year 2021 and the standard did not have a material impact on its consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 8. Financial Statements and Supplementary Data.

Our consolidated balance sheets as of January 1, 2022 and January 2, 2021 and the consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of our fiscal years 2021 and 2020 together with the related notes and the report of our independent registered public accounting firm, are on the following pages. Additional required financial information is described in Item 15.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of IRIDEX Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IRIDEX Corporation (a Delaware corporation) and its subsidiaries (the “Company”) as of January 1, 2022 and January 2, 2021, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended January 1, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2022 and January 2, 2021, and the results of its operations and its cash flows for each of the two years in the period ended January 1, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

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

Inventory Valuation - Adjustments for Excess or Obsolete Inventories

As described in Notes 2 and 6 to the consolidated financial statements, the Company has inventories with a carrying value of $7.6 million as of January 1, 2022. The Company’s inventories are stated at the lower of cost or net realizable value. Cost is determined on a standard cost basis which approximates actual cost on a first-in, first-out (“FIFO”) method. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration, and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory and are charged to cost of revenues.  The Company’s inventories include demonstration units (“demos”) to facilitate the sale of products to prospective customers and loaners for existing customers to use while their product is under repair.

The principal considerations for our determination that performing procedures relating to net realizable value adjustments to inventories is a critical audit matter are the significant amount of judgment by management in developing the assumptions of the forecasted changes in demand, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues, which in turn led to significant auditor judgment, subjectivity, and effort in performing audit procedures and evaluating audit evidence relating to these factors. Additionally, for certain new product launches there may be limited historical data with which to evaluate forecasts.

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

San Jose, California

March 15, 2022

Iridex Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	FY 2021	FY 2020
	January 1, 2022	January 2, 2021
ASSETS
Current assets:
Cash and cash equivalents	$23,852	$11,626
Accounts receivable, net of allowance for doubtful accounts of $268 as of January 1, 2022 and $244 as of January 2, 2021	6,610	7,289
Receivable from related party	3,106	—
Inventories	7,614	5,714
Prepaid expenses and other current assets	1,071	730
Total current assets	42,253	25,359
Property and equipment, net	428	449
Intangible assets, net	2,205	68
Goodwill	965	533
Operating lease right-of-use assets, net	2,565	1,428
Other long-term assets	271	132
Total assets	$48,687	$27,969
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,772	$1,148
Payable to related party	627	—
Accrued compensation	3,192	1,965
Accrued expenses	1,575	990
Other current liabilities	1,098	816
Current portion of PPP loan	—	1,249
Accrued warranty	100	166
Deferred revenue	2,355	938
Operating lease liabilities	927	1,409
Total current liabilities	12,646	8,681
Long-term liabilities:
PPP loan	—	1,248
Accrued warranty	58	81
Deferred revenue	10,930	289
Operating lease liabilities	1,729	282
Other long-term liabilities	25	22
Total liabilities	25,388	10,603
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding 15,876,171 and 13,899,683 shares as of January 1, 2022 and January 2, 2021, respectively	168	148
Additional paid-in capital	85,255	74,181
Accumulated other comprehensive income (loss)	45	(19)
Accumulated deficit	(62,169)	(56,944)
Total stockholders’ equity	23,299	17,366
Total liabilities and stockholders’ equity	$48,687	$27,969

The accompanying notes are an integral part of these consolidated financial statements.

Iridex Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	FY 2021	FY 2020
	Year Ended	Year Ended
	January 1, 2022	January 2, 2021
Total revenues	$53,903	$36,347
Cost of revenues	31,072	20,789
Gross profit	22,831	15,558
Operating expenses:
Research and development	6,868	3,282
Sales and marketing	14,637	12,239
General and administrative	8,859	6,620
Total operating expenses	30,364	22,141
Loss from operations	(7,533)	(6,583)
Other income, net	2,348	280
Loss from operations before provision for income taxes	(5,185)	(6,303)
Provision for income taxes	40	26
Net loss	$(5,225)	$(6,329)
Net loss per share:
Basic	$(0.34)	$(0.46)
Diluted	$(0.34)	$(0.46)
Weighted average shares used in computing net loss per common share:
Basic	15,421	13,842
Diluted	15,421	13,842

The accompanying notes are an integral part of these consolidated financial statements.

Iridex Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	FY 2021	FY 2020
	Year Ended	Year Ended
	January 1, 2022	January 2, 2021
Net loss	$(5,225)	$(6,329)
Change in foreign currency translation adjustments	64	(99)
Comprehensive loss	$(5,161)	$(6,428)

The accompanying notes are an integral part of these consolidated financial statements.

Iridex Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
FY 2019: Balances, December 28, 2019	13,785,233	$147	$73,093	$80	$(50,615)	$22,705
Employee stock-based compensation expense			1,119			1,119
Release of restricted stock, including net share settlement	114,450	1	(31)			(30)
Other comprehensive income				(99)		(99)
Net loss					(6,329)	(6,329)
FY 2020: Balances, January 2, 2021	13,899,683	148	74,181	(19)	(56,944)	17,366
Issuance of common stock, net of issuance costs	1,618,122	16	9,862			9,878
Issuance of common stock under stock option plan	66,234	1	216			217
Employee stock-based compensation expense			1,628			1,628
Release of restricted stock, including net share settlement	292,132	3	(632)			(629)
Other comprehensive income				64		64
Net loss					(5,225)	(5,225)
FY 2021: Balances, January 1, 2022	15,876,171	$168	$85,255	$45	$(62,169)	$23,299

The accompanying notes are an integral part of these consolidated financial statements.

Iridex Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	FY 2021	FY 2020
	Year Ended	Year Ended
	January 1, 2022	January 2, 2021
Operating activities:
Net loss	$(5,225)	$(6,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on PPP loan forgiveness	(2,497)	—
Depreciation and amortization	803	504
Loss on disposal of property and equipment	3	17
Stock-based compensation	1,628	1,119
Provision for doubtful accounts	37	181
Changes in operating assets and liabilities:
Accounts receivable	639	1,861
Receivable from related party	(3,106)	—
Inventories	268	2,382
Prepaid expenses and other current assets	(341)	(328)
Operating lease right-of-use assets	905	1,342
Other long-term assets	(143)	27
Accounts payable	1,625	(1,445)
Payable to related party	627	—
Accrued compensation	1,228	(434)
Accrued expenses	588	218
Accrued warranty	(89)	(289)
Deferred revenue	12,058	(583)
Operating lease liabilities	(1,076)	(1,524)
Other long-term liabilities	285	44
Net cash provided by (used in) operating activities	8,217	(3,237)
Investing activities:
Acquisition of property and equipment	(213)	(97)
Cash paid for business combination, net	(5,343)	—
Proceeds from sale of property and equipment	—	4
Net cash used in investing activities	(5,556)	(93)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	9,878	—
Proceeds for stock option exercise	217	—
Taxes paid related to net share settlements of equity awards	(629)	(30)
Proceeds from PPP loan	—	2,497
Net cash provided by financing activities	9,466	2,467
Effect of foreign exchange rate changes	99	(164)
Net increase (decrease) in cash and cash equivalents	12,226	(1,027)
Cash and cash equivalents, beginning of year	11,626	12,653
Cash and cash equivalents, end of year	$23,852	$11,626
Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Income taxes	$15	$(74)
Supplemental disclosure of non-cash activities:
Transfer of inventory to property and equipment	118	129
ROU assets obtained with the modification of operating lease	$2,042	$—

The accompanying notes are an integral part of these consolidated financial statements.

Iridex Corporation

Notes to Consolidated Financial Statements

1. Organization

Description of Business.

Iridex Corporation (“Iridex,” the “Company,” “we,” “us” or “our”) is a leading worldwide provider of therapeutic based laser systems, delivery devices and consumable instrumentation used to treat sight-threatening eye diseases in ophthalmology. Our ophthalmology products are sold in the United States and Germany predominantly through a direct sales force and internationally (aside from Germany) primarily through independent distributors.

2. Summary of Significant Accounting Policies

Financial Statement Presentation.

The consolidated financial statements include the accounts of Iridex and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Our fiscal year always ends on the Saturday closest to December 31. Fiscal 2021 ended on January 1, 2022 (“FY 2021”) and Fiscal 2020 ended on January 2, 2021 (“FY 2020”). Fiscal years 2021 and 2020 included 52 weeks and 53 weeks of operations, respectively.

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

Sales Returns Allowance and Allowance for Doubtful Accounts.

When determining the transaction price, we estimate the variable consideration as the most likely amount to which we expect to be entitled, and we include the estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue will not occur when the uncertainty associated with the variable consideration is resolved. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. Our provision for sales returns is recorded net of the associated costs. There was no provision for sales returns as of either January 1, 2022 and January 2, 2021.

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

A reconciliation of the changes in our allowance for doubtful accounts balances for the years ended January 1, 2022 and January 2, 2021 are as follows (in thousands):

	Balance at			Balance
	Beginning of			at End of
Description	the period	Additions	(Deductions)	the period
Allowance for doubtful accounts Years ended
January 1, 2022	244	37	(13)	268
January 2, 2021	187	181	(124)	244

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

As part of our normal business, we generally utilize various finished goods inventory as either sales demos to facilitate the sale of our products to prospective customers, or as loaners that we allow our existing customers to use while we repair their products. We are amortizing these demos and loaners over an estimated useful life of four years. The amortization of the demos is charged to sales and marketing expense while the amortization on the loaners is charged to cost of revenues. The gross value of demos and loaners was $2.0 million and $1.9 million and the accumulated amortization was $1.7 million and $1.7 million as of January 1, 2022 and January 2, 2021, respectively. The net book value of demos and loaners is charged to cost of revenues when such demos or loaners are sold.

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

Leases.

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use (“ROU”) assets, net and Operating lease liabilities in our consolidated balance sheets. As of January 1, 2022, the Company was not a party to finance lease arrangements.

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

Valuation of Goodwill and Intangible Assets.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an annual impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test during the second quarter of fiscal 2021 and determined that its goodwill was not impaired. As of January 1, 2022, we had not identified any factors that indicated there was an impairment of our goodwill and determined that no additional impairment analysis was then required.

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

(2)

LAP Program: The Company entered into LAP contracts with customers. Under the LAP program, the system is given away free of charge and title is transferred after the customer purchases the minimum required number of boxes of probes (classified as disposables). Customers with older machines have the ability to trade in their old machines for the most current laser equipment offered in the program (Cyclo G6 Laser) and receive a discount on the program’s minimum purchase requirements. Under ASC 606, this non-cash consideration must be included in the transaction price. However, the Company has determined that there is no value associated with the old machines and the trade in is essentially offered to encourage customers to purchase more consumables under the program.

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

(6)

Exclusive Distribution Rights: In March 2021, the Company entered into a distribution agreement with Topcon, pursuant to which the Company granted Topcon the exclusive right to distribute the Company’s retina and glaucoma products in certain geographies outside the United States. The exclusivity arrangement with Topcon obligates the Company to provide training, customer support, and exclusive territorial rights to Topcon for certain international regions, for a period of 10 years, commencing upon regulatory approval to transfer existing (non-exclusive) distribution rights from the current distributors in those regions to Topcon. The agreement further stipulates that $2.0 million of arrangement fee is held back and will not be paid in the event that regulatory approval for the Japan region is not obtained within nine months from the date of execution of the agreement. The Company has the right to terminate the exclusive distribution rights granted to Topcon for any of the regions at any point in time during the 10-year exclusivity term for a termination fee that is based on a multiple of 1.2 times the revenue generated by the Company in 2019 for the respective region. Management has determined that the exclusivity rights, training, and customer support represents a single combined performance obligation for each region, to be recognized as exclusivity fee revenue on a straight-line basis over the 10-year period for each region, commencing on the date that regulatory approval is obtained for each region, based on the SSP for such combined performance obligation for each region. The estimated fair value of the exclusive distribution rights for all regions combined totaled approximately $14.8 million. Of this amount, management has fully-constrained the arrangement fee allocated to Belarus (approximately $0.2 million, recorded as customer deposit under other current liabilities) because obtaining the necessary regulatory approvals and termination of existing distributor relationship is not feasible. As of January 1, 2022, $0.6 million in revenue related to the exclusive distribution rights was recorded for the fiscal year then ended.

In January 2022, the Company received approximately $1.8 million from Topcon, representing the $2.0 million previously held back, net of the approximately $0.2 million that the Company constrained for Belarus.

The Company elected the practical expedient allowing it to not recognize as a contract asset the commission paid to its salesforce on the sale of its products as an incremental cost of obtaining a contract with a customer but rather recognize such commission as expense when incurred as the amortization period of the asset that the Company would have otherwise recognized is one year or less.

The Company recognized an asset from the costs incurred to fulfill a contract. These costs relate directly and must be incurred to satisfy performance obligations on certain specific contract with a customer. These costs are expected to be recovered over time and will be amortized on a systematic basis that is consistent with the recognition of revenue to which it relates. As of January 1, 2022, recognized deferred costs incurred to fulfill a contract with a customer amounted to $0.3 million, included in Prepaid expenses and other current assets and Other long-term assets in the Company’s consolidated balance sheets. There was no amortization during fiscal year 2021.

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

A reconciliation of the changes in our deferred revenue balances for the years ended January 1, 2022 and January 2, 2021 are as follows (in thousands):

FY 2019: Balance as of December 28, 2019	$1,810
Additions to deferral	1,610
Revenue recognized	(2,190)
Deductions from reserves	(3)
FY 2020: Balance as of January 2, 2021	1,227
Additions to deferral	14,503
Revenue recognized	(2,445)
FY 2021: Balance as of January 1, 2022	$13,285

During each of the twelve months ended January 1, 2022 and January 2, 2021, approximately $0.9 million and $1.3 million were recognized pertaining to amounts deferred as of January 2, 2021 and December 28, 2019, respectively.

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

A reconciliation of the changes in our warranty liability for the years ended January 1, 2022 and January 2, 2021 are as follows (in thousands):

FY 2019: Balance as of December 28, 2019	$536
Accruals for product warranties	128
Cost of warranty claims	(108)
Adjustment to pre-existing warranties	(309)
FY 2020: Balance as of January 2, 2021	247
Accruals for product warranties	105
Cost of warranty claims	(158)
Adjustment to pre-existing warranties	(36)
FY 2021: Balance as of January 1, 2022	$158

Shipping and Handling Costs.

Our shipping and handling costs billed to customers are included in revenues and the associated expense is recorded in cost of revenues for all periods presented. Shipping and handling costs billed to customers amounted to $0.3 million and $0.2 million during fiscal years 2021 and 2020, respectively.

Research and Development.

Research and development expenditures are charged to operations as incurred.

Advertising.

Advertising and promotion costs are expensed as they are incurred; such costs were approximately $0.2 million in 2021 and $0.1 million in 2020 and are included in sales and marketing expenses in the accompanying consolidated statements of operations.

Income Taxes.

We account for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We annually evaluate the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. As of January 1, 2022, based on the Company's recent history of losses and its forecasted losses, management believes on the more likely than not basis that a full valuation allowance is required. Accordingly, as of January 1, 2022, the Company provided a full valuation allowance on its federal and states deferred tax assets.

Accounting for Uncertainty in Income Taxes.

We account for uncertain tax positions in accordance with ASC 740. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a "more-likely-than-not" threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accrued interest and penalties during the years ended January 1, 2022 and January 2, 2021.

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

We market our products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of our customers and maintains an allowance for potential credit losses. Historically, we have not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the year ended January 1, 2022, one customer, Topcon, accounted for greater than 10% of total revenues, representing 21%. For the year ended January 2, 2021, no single customer accounted for greater than 10% of total revenues. As of January 1, 2022, two customers, including Topcon, accounted for over 10% of our accounts receivable, representing 31% and 11%, respectively. As of January 2, 2021, one customer accounted for more than 10% of accounts receivable balance, representing 13%.

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

Net Income (Loss) per Share.

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common stock equivalents consist of incremental common shares issuable upon the exercise of stock options and release (vesting) of restricted stock units and awards and are calculated under the treasury stock method. Common stock equivalent shares from unexercised stock options and unvested restricted stock units are excluded from the computation for periods in which we incur a net loss or if the exercise price of such options is greater than the average market price of our common stock for the period as their effect would be anti-dilutive. See Note 18 - Computation of Basic and Diluted Net Loss Per Common Share.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements included in these consolidated financial statements to conform to the current year presentation. The reclassifications had no impact on previously reported net loss, accumulated deficit, total assets, or total liabilities.

Foreign Currency

Assets and liabilities of foreign operation with non-U.S. Dollar functional currency are translated to U.S. Dollars using exchange rates in effect at the end of the period. Revenue and expenses are translated to U.S. Dollars using rates that approximate those in effect during the period. The resulting translation adjustments are included in the Company’s Consolidated Balance Sheets in the stockholders’ equity section as a component of accumulated other comprehensive loss (loss).

Recently Adopted Accounting Standards.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” as part of its initiative to reduce complexity in the accounting standards. The standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes. The Company adopted ASU 2019-12 in fiscal year 2021 and the standard did not have a material impact on its consolidated financial statements.

3. Significant Transactions

On March 2, 2021, the Company entered into a series of strategic transactions with Topcon, headquartered in Tokyo, Japan, in which (i) the Company purchased substantially all of the tangible and intangible assets of Topcon Medical Laser Systems, Inc. (“TMLS”) related to laser products previously manufactured and sold by TMLS, including the Pattern Scanning Laser (“PASCAL”) products, under the tradename “PASCAL” (altogether, the “PASCAL Business”); (ii) Topcon acquired an equity interest in the Company, comprised of the issuance of 1,618,122 shares of the Company’s common stock at $6.18 per share (as determined based on the average of the Nasdaq Official Closing Price of the Company’s common stock for the five trading days immediately preceding March 2, 2021); (iii) the Company granted Topcon the exclusive right to distribute certain of its products (including the PASCAL products) in certain international regions (the “Exclusive Distribution Rights”) and (iv) Topcon and the Company entered into the Manufacturing Services Agreement regarding transition of regulatory authorizations relating to, and manufacturing and supply of, the PASCAL products for a specified post-closing transition period. The transaction is expected to result in net proceeds to the Company of approximately $19.5 million (of which $17.5 million was received on March 10, 2021 with the remaining $2.0 million received on January 31, 2022. The net proceeds have been allocated on a fair value basis as follows (in thousands):

1) Issuance of common stock (before issuance costs)	$10,000
2) Grant of exclusive distribution rights	14,800
3) Purchase of tangible and intangible assets	(5,343)
Net Proceeds	$19,457

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

On March 10, 2021, the Company completed the purchase of substantially all of the tangible and intangible assets of TMLS, which was an established leader in manufacturing and selling laser products under the tradename “PASCAL.” The acquisition has been recognized as an acquisition of a business and the purchase price (approximately $5.3 million) has been preliminarily allocated to tangible and identified intangible assets acquired based on their estimated fair values. As additional information becomes available, the Company may further revise the preliminary purchase price allocation during the remainder of the measurement period (which will not exceed 12 months from March 10, 2021). Any such revisions or changes may be material.

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

Customer relationships represent the fair value of future projected revenue that will be derived from sales of products to existing customers of the PASCAL Business, with an estimated useful life of seven years.

Goodwill is primarily attributable to the assembled workforce and anticipated synergies and economies of scale expected from the integration of the PASCAL Business. Substantially all goodwill is deductible for tax purposes.

4. Related Party - Topcon

Topcon holds 10.2% voting interest in the Company, which qualifies it to be a principal owner considered a related party, even though it currently does not have significant influence over the Company’s operations.

Topcon resells certain of our products as our exclusive distributor in certain international regions. At the same time, the Company also purchases certain raw materials from Topcon. During fiscal year 2021, the Company’s revenues related to Topcon amounted to approximately $11.1 million, including $0.6 million recognized exclusive distribution rights revenue. The Company’s purchases from Topcon during fiscal year 2021 amounted to $1.1 million. As of January 1, 2022, the amounts receivable from and payable to Topcon were $3.1 million and $0.6 million, respectively.

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

The carrying amounts of our financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of January 1, 2022 and January 2, 2021, approximate fair value because of the short maturity of these instruments. The carrying amount of the Company’s PPP Loan as of January 2, 2021, approximates its fair value based on the specified interest rate.

As of January 1, 2022 and January 2, 2021, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

	As of January 1, 2022				As of January 2, 2021
	Fair Value Measurements				Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$23,359	$—	$—	$23,359	$11,051	$—	$—	$11,051

The Company’s Level 1 financial assets are money market funds whose fair values are based on quoted market prices. The Company does not have any Level 2 and Level 3 financial assets or liabilities.

6. Inventories

The components of our inventories are as follows (in thousands):

	FY 2021	FY 2020
	January 1, 2022	January 2, 2021
Raw materials	$3,937	$2,236
Work in process	201	548
Finished goods	3,476	2,930
Total inventories	$7,614	$5,714

7. Property and Equipment

The components of our property and equipment are as follows (in thousands):

	FY 2021	FY 2020
	January 1, 2022	January 2, 2021
Equipment	$11,360	$10,760
Leasehold improvements	2,454	2,464
Less: accumulated depreciation and amortization	(13,386)	(12,775)
Property and equipment, net	$428	$449

Depreciation expense related to property and equipment was $640 thousand and $488 thousand for the fiscal years 2021 and 2020, respectively.

8. Goodwill

The carrying value of goodwill was $965 thousand and $533 thousand as of January 1, 2022 and January 2, 2021, respectively.

In March 2021, the Company recorded approximately $0.4 million goodwill in connection with its purchase of the PASCAL Business.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an annual impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceed the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test during the second quarter of fiscal year 2021 and determined that its goodwill was not impaired. The determination of whether any potential impairment of goodwill exists is based upon an impairment test performed in accordance with ASC 350. There was no impairment of goodwill recognized during fiscal years 2021 and 2020.

9. Intangible Assets

The components of our purchased intangible assets as of January 1, 2022 are as follows (in thousands):

	Useful Lives	FY 2021 Annual Amortization	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Lives Remaining
Customer relations	15 Years	$28	$340	$200	$140	5.08 Years
Developed technology	7 Years	107	900	107	793	6.17 Years
Trade names	9 Years	28	300	28	272	8.17 Years
In-process R&D	7 Years	—	1,000	—	1,000	Not applicable
Patents	Varies	—	600	600	—	Varies
		$163	$3,140	$935	$2,205

The components of our purchased intangible assets as of January 2, 2021 are as follows (in thousands):

	Useful Lives	FY 2020 Annual Amortization	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Lives Remaining
Customer relations	15 Years	$16	$240	$172	$68	4.25 Years
Patents	Varies	—	600	600	—	Varies
		$16	$840	$772	$68

Aggregate amortization expense for fiscal years 2021 and 2020 were $163 thousand and $16 thousand, respectively. The amortization of developed technology was charged to research and development expense and the customer relations and trade names were charged to sales and marketing expense.

Estimated future amortization expense for purchased intangible assets is as follows (in thousands):

Fiscal Year:
2022	$192
2023	192
2024	192
2025	180
2026	176
Thereafter	273
Total	$1,205

10. Accrued Expenses and Other Current Liabilities

The components of our accrued expenses and other current liabilities are as follows (in thousands):

	FY 2021	FY 2020
	January 1, 2022	January 2, 2021
Legal and professional fees	$379	$326
Sales and marketing expenses	238	116
Temporary help and consulting	215	36
Royalties payable	97	89
Accrued rent	—	169
Tax payable	73	—
Other accrued expenses	573	254
Total accrued expenses	$1,575	$990

	FY 2021	FY 2020
	January 1, 2022	January 2, 2021
Customer deposits	$1,098	$802
Other miscellaneous	—	14
Total other current liabilities	$1,098	$816

11. Paycheck Protection Program (“PPP”) Loan

On April 23, 2020, the Company qualified for and received a loan pursuant to the PPP, a program implemented by the U.S. Small Business Administration (the “SBA”) under the Coronavirus Aid, Relief, and Economic Security Act, from a qualified lender (the “PPP Lender”), for an aggregate principal amount of approximately $2.5 million (the "PPP Loan"). The PPP Loan bears interest at a fixed rate of 1.0% per annum, with the first six months of interest deferred, has a term of two years, and is unsecured and guaranteed by the U.S. Small Business Administration. The principal amount of the PPP Loan is subject to forgiveness under the Paycheck Protection Program upon the Company’s request to the extent that the PPP Loan proceeds are used to pay expenses permitted by the Paycheck Protection Program, including payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company. On September 22, 2020, the Company submitted the PPP Loan forgiveness application for the entire amount of approximately $2.5 million. To the extent that all or part of the PPP Loan is not forgiven, the Company would have been required to pay interest on the PPP Loan at a rate of

1.0% per annum. The terms of the PPP Loan provide for customary events of default including, among other things, payment defaults, breach of representations, and insolvency events.

In June 2021, the Company was notified by Silicon Valley Bank that its PPP Loan, including accrued interest, has been fully forgiven by the SBA. We recognized a $2.5 million gain on PPP Loan forgiveness, included in Other income, net in the consolidated statements of operations for the fiscal year ended January 1, 2022.

12. Commitments and Contingencies

Operating Lease Commitments.

We lease our operating facilities in Mountain View, California, under a non-cancelable operating lease through February 28, 2022. On April 30, 2021, we amended our lease to reduce the portion of the premises leased by the Company and extend the lease term through August 31, 2024. There are no further options or rights to extend the term of this lease.

Our operating lease commitments consist of facility and office equipment leases. Operating lease expense for fiscal years 2021 and 2020 was approximately $1.1 million and $1.3 million, respectively. The weighted average discount rate used in calculating the present value of lease payments was 4.8%. As of January 1, 2022, the weighted average remaining lease term for our operating leases was 2.6 years.

The following represents maturities of operating lease liabilities as of January 1, 2022 (in thousands):

Fiscal Year	Operating Lease Payments
2022	$1,031
2023	1,084
2024	711
2025	—
2026	—
Total lease payments	2,826
Less: Imputed interest	(170)
Total future minimum lease payments	$2,656

Purchase Commitments.

Our purchase commitments consist primarily of non-cancellable purchase orders with vendors to manufacture certain components and ophthalmic instruments. Future minimum payments for our purchase commitments as of January 1, 2022 were approximately $18.0 million.

License Agreements.

We are obligated to pay royalties equivalent to 1% to 5% of sales on certain products under certain license agreements with termination dates through the end of 2033. Royalty expense, charged to cost of revenues, was approximately $0.4 million and $0.3 million for fiscal years 2021 and 2020, respectively.

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

13. Stockholders’ Equity

2008 Equity Incentive Plan.

On June 11, 2008, the shareholders approved the adoption of the 2008 Equity Incentive Plan, (the “Incentive Plan”). There are no material changes in the Incentive Plan from the 1998 Plan. In 2014, 2017, 2018, 2019 and 2021, the stockholders approved an amendment to the Incentive Plan for purposes of complying with Section 162(m) of the Internal Revenue Code of 1986, as amended, to increase the share reserve under the Incentive Plan, and to make certain other amendments to the terms of the Incentive Plan. The maximum aggregate number of shares that may be awarded and sold under the Incentive Plan is 4,850,000 shares plus any shares subject to stock options or similar awards granted under the 1998 Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 1998 Stock Plan (the “1998 Plan”) that are forfeited to us on or after February 23, 2008, which was the date the 1998 Plan expired.

The following table represents the shares activity and the total number of shares available for grant under the Incentive Plan:

Shares Available for Grant
Balances as of December 28, 2019	1,107,523
Options granted	(523,650)
Restricted stock granted	(557,816)
Options cancelled or forfeited	257,662
Awards cancelled	194,303
Balances as of January 2, 2021	478,022
Additional shares reserved	1,000,000
Options granted	(348,363)
Restricted stock granted	(257,397)
Options cancelled or forfeited	159,048
Awards cancelled	91,071
Balances as of January 1, 2022	1,122,381

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

The following table shows stock-based compensation expenses by functional area in the consolidated statements of operations for 2021 and 2020 (in thousands):

	FY 2021	FY 2020
	Year Ended	Year Ended
	January 1, 2022	January 2, 2021
Cost of revenues	$328	$133
Research and development	87	(4)
Sales and marketing	518	429
General and administrative	695	561
Total stock-based compensation expense	$1,628	$1,119

Stock-based compensation expense capitalized to inventory was immaterial for 2021 and 2020.

As of January 1, 2022, there was $2.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the Incentive Plan. The cost is expected to be recognized over a weighted-average period of 2.00 years.

Summary of Stock Options

The following table summarizes information regarding activity in our stock option plans during the fiscal years ended 2021 and 2020 (in thousands except share and per share data):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances as of December 28, 2019	1,383,552	$6.11
Options granted	523,650	2.13
Options exercised	—	—
Options cancelled or forfeited	(257,662)	7.23
Balances as of January 2, 2021	1,649,540	$4.67
Options granted	348,363	6.65
Options exercised	(66,234)	3.27
Options cancelled or forfeited	(159,048)	5.14
Balances as of January 1, 2022	1,772,621	$5.07

The following table summarizes information with respect to stock options outstanding and exercisable as of January 1, 2022:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$1.82 - $2.12	12,613	4.85	$2.00	5,146	$2.04
$2.13 - $2.13	360,473	5.67	$2.13	103,164	$2.13
$2.18 - $4.85	164,315	4.53	$2.99	89,575	$3.09
$4.92 - $4.92	600,000	6.38	$4.92	229,167	$4.92
$4.98 - $6.57	183,354	4.54	$5.75	106,659	$5.54
$6.58 - $6.58	242,263	6.59	$6.58	—	$—
$6.76 - $11.16	174,141	2.80	$9.25	124,121	$9.88
$12.85 - $12.85	15,000	1.82	$12.85	15,000	$12.85
$14.61 - $14.61	20,000	2.18	$14.61	20,000	$14.61
$16.29 - $16.29	462	1.57	$16.29	462	$16.29
$1.82 - $16.29	1,772,621	5.45	$5.07	693,294	$5.69

The determination of the fair value of options granted is computed using the Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Option Plan
	FY 2021	FY 2020
Average risk free interest rate	0.89%	0.25%
Expected life (in years)	4.45 years	4.55 years
Dividend yield	—	—
Average volatility	73.9%	62.4%

The weighted average grant date fair value of options granted as calculated using the Black-Scholes option pricing was $3.81 and $1.06 per share for the fiscal years 2021 and 2020, respectively.

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

Information regarding stock options outstanding, exercisable and expected to vest as of January 1, 2022 is summarized below:

	Number of	Weighted Average	Weighted Average Remaining Contractual	Aggregate Intrinsic Value
	Shares	Exercise Price	Life (years)	(thousands)
Options outstanding	1,772,621	$5.07	5.45	$2,796
Options vested and expected to vest	1,603,903	$5.08	5.34	$2,565
Options exercisable	693,294	$5.69	4.24	$1,035

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 1, 2022. This amount is subject to change due to changes to the fair market value of our common stock. The total intrinsic value of options exercised for fiscal years 2021 and 2020 were approximately $251 thousand and $0 thousand, respectively.

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

Information regarding the restricted stock units outstanding, vested and expected to vest as of January 1, 2022 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Restricted stock units outstanding	253,761	1.08	$1,550
Restricted stock units vested and expected to vest	221,439	1.02	$1,353

The intrinsic value of the restricted stock units is calculated based on the closing price of our shares as quoted on the Nasdaq Global Market on the last trading day of the fiscal year, December 31, 2021, of $6.11.

The majority of the restricted stock units that were released in fiscal year 2021 were net-share settled such that we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the restricted stock units on their release date as determined by our closing stock price. These net-share settlements had the effect of share repurchases as they reduced and retired the number of shares that would have otherwise been issued as a result of the release and did not represent an expense to us. For the fiscal year ended January 1, 2022, 381,974 shares of restricted stock units were released with an intrinsic value of approximately $2.7 million. We withheld 89,842 shares to satisfy approximately $629 thousand of employees’ minimum tax obligation on the released restricted stock units.

Information regarding the RSU activity during the years ended January 1, 2022 and January 2, 2021 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 28, 2019	411,133	$7.19
Restricted stock units granted	371,877	$1.90
Restricted stock units released	(128,624)	$2.14
Restricted stock units forfeited	(129,535)	$5.48
Outstanding as of January 2, 2021	524,851	$5.10
Restricted stock units granted	171,598	$6.78
Restricted stock units released	(381,974)	$7.07
Restricted stock units forfeited	(60,714)	$4.16
Outstanding as of January 1, 2022	253,761	$3.50

During the year ended January 1, 2022, the Company awarded 171,598 restricted stock units at a weighted average grant date fair value of $6.78 per share. Of this amount, 5,000 performance-based shares that are subject to service and performance vesting conditions with a weighted average grant date fair value of $8.34 per share.

During fiscal year 2021, 56,900 stock awards were modified to clarify the performance condition. The total incremental expense for these modifications resulted in an additional stock-based compensation expense of $0.4 million recorded within cost of sales and operating expenses on the consolidated statement of operations for the fiscal year 2021.

14. Employee Benefit Plan

We have a plan known as the Iridex Corporation Profit Sharing/401(k) Plan to provide retirement benefits through the deferred salary deductions for substantially all U.S. employees. Employees may contribute up to 15% of their annual compensation to the plan, limited to a maximum amount set by the Internal Revenue Service. The plan also provides for Company contributions at the discretion of the Company. In 2021, the Company made $201 thousand worth of total matching contributions. The Company did not make matching contribution during 2020.

15. Income Taxes

Loss from operations before provision for income taxes was comprised of the following:

	FY 2021	FY 2020
	Year Ended	Year Ended
	January 1, 2022	January 2, 2021
United States	$(5,233)	$(6,486)
Foreign	48	183
Total	$(5,185)	$(6,303)

The provision for income taxes includes:

	FY 2021	FY 2020
	Year Ended	Year Ended
	January 1, 2022	January 2, 2021
Current:
Federal	$—	$—
State	20	12
Foreign	18	11
	38	23
Deferred:
Federal	1	1
State	1	2
	2	3
Provision for income taxes	$40	$26

Our effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

	FY 2021	FY 2020
	Year Ended	Year Ended
	January 1, 2022	January 2, 2021
Income tax provision at statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	7.6%	0.9%
Permanent differences	17.1%	(2.8)%
Research and development credits	2.3%	0.4%
Change in valuation allowance	(47.4)%	(23.3)%
Foreign rate differential	(0.2)%	0.4%
Other	(1.2)%	3.0%
Effective tax rate	(0.8)%	(0.4)%

The tax effect of temporary differences and carryforwards that give rise to significant portions of the net deferred tax assets are presented below (in thousands):

	FY 2021	FY 2020
	Year Ended	Year Ended
	January 1, 2022	January 2, 2021
Net operating losses	$13,751	$11,769
Research and development credits	3,582	3,273
Accruals and reserves	2,637	2,382
Deferred revenue	82	81
Property and equipment	361	307
Intangible assets	268	328
Stock compensation	574	658
Net deferred tax asset	21,255	18,798
Valuation allowance	(21,280)	(18,820)
Net deferred tax liabilities	$(25)	$(22)

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

As of January 1, 2022, based on the Company's recent history of losses and its forecasted losses, management believes on the more likely than not basis that a full valuation allowance is required. Accordingly, in the fourth quarter of fiscal year 2021, the Company provided a full valuation allowance on its federal and state deferred tax assets. As of January 1, 2022, the Company had federal and state net operating loss (“NOL”) carry forwards of $55.4 million and $26.2 million, respectively. The federal NOL will begin to expire in 2033 and the state NOL will begin to expire in 2022.

The Company has federal and state research credit carry forwards of approximately $2.2 million and $3.1 million, respectively. The federal research credit will begin to expire in 2027 and the state research credit can be carried forward indefinitely. In the event of a change in ownership as defined by IRC sections 382 and 383, the usage of the above mentioned NOLs and credits may be limited.

The Company accounts for uncertain tax positions in accordance with ASC 740, “Income Taxes.” ASC 740 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. In accordance with our accounting policy, we recognize accrued interests and penalties related to unrecognized tax benefits as a component of income tax expense. There is no accrued interest and penalty during the year ended January 1, 2022.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	FY 2021	FY 2020
	Year Ended	Year Ended
	January 1, 2022	January 2, 2021
Balance at the beginning of the year	$1,220	$1,192
Additions based upon tax positions related to the current year	88	28
Balance at the end of the year	$1,308	$1,220

If the ending balance of $1.3 million of unrecognized tax benefits at January 1, 2022 were recognized, $0 of the recognition would affect the income tax rate. The Company does not anticipate any material change in our unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business.

The Company files U.S. federal and state returns. The tax years 2012 to 2021 remain open in several jurisdictions, none of which have individual significance.

16. Loan and Security Agreement

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

As of January 1, 2022 and January 2, 2021, there were no amounts outstanding.

17. Business Segments and Geographical Information

We operate in one segment, ophthalmology. Substantially all of our long-term assets are located in the U.S. We develop, manufacture and market medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service and support activities.

Revenue information shown by product is as follows (in thousands):

	FY 2021	FY 2020
	Year Ended	Year Ended
	January 1, 2022	January 2, 2021
Cyclo G6	$13,950	$11,272
Retina	31,106	18,088
Other(1)	8,847	6,987
Total revenues	$53,903	$36,347

(1) Other includes service contract revenues of $1,386 and $1,263 recognized during fiscal years 2021 and 2020, respectively. Also includes $615 recognized revenue related to the exclusive distribution rights during fiscal year 2021. Other also includes revenues from paid service, royalty, freight and legacy G probes.

Revenue information shown by geographic region is as follows (in thousands):

	FY 2021	FY 2020
	Year Ended	Year Ended
	January 1, 2022	January 2, 2021
United States	$25,561	$19,312
Europe	13,573	8,006
Asia/Pacific Rim	12,226	7,062
Americas, excluding the U.S.	2,543	1,967
	$53,903	$36,347

Revenues are attributed to countries based on location of end customers. Other than the United States, Japan accounted for more than 10% of the Company’s revenues during fiscal year 2021, representing 13.5%. The United States accounted for 47.4% of revenues in 2021. For fiscal year 2020 no individual country accounted for more than 10% of our sales, except for the United States, which accounted for 53.1%.

18. Computation of Basic and Diluted Net Loss Per Common Share

A reconciliation of the numerator and denominator of basic and diluted net income per common share is provided as follows (in thousands, except per share amounts):

	FY 2021	FY 2020
	Year Ended	Year Ended
	January 1, 2022	January 2, 2021
Numerator:
Net loss	$(5,225)	$(6,329)
Denominator:
Weighted average shares of common stock (basic)	15,421	13,842

Weighted average shares of common stock (diluted)	15,421	13,842
Per share data:
Basic net loss per share	$(0.34)	$(0.46)
Diluted net loss per share	$(0.34)	$(0.46)

As of January 1, 2022 and January 2, 2021, stock options, restricted stock units and restricted stock awards of 1,655,218 and 1,407,410 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding because to do so would have been anti-dilutive.

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

Based on management’s evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of January 1, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even any effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of any internal control may vary over time. Our management assessed the effectiveness of the company’s internal control over financial reporting as of January 1, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment using those criteria, our management concluded that, as of January 1, 2022, our internal control over financial reporting is effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act.

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

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Certain information required by Part III has been omitted from this Form 10-K. This information is instead incorporated herein by reference to our definitive Proxy Statement, which we will file within 120 days after the end of our fiscal year pursuant to Regulation 14A in time for our Annual Meeting of Stockholders to be held in 2022.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended January 1, 2022 and is incorporated in this report by reference.

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

3. Exhibits

Exhibit Index

Exhibit No.		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1 (P)	Amended and Restated Certificate of Incorporation of Registrant.	SB-2	333-00320-LA		February 15, 1996

3.2	Amended and Restated Bylaws of Registrant.	8-K	000-27598	3.1	April 1, 2019

4.1	Investor Rights Agreement, dated as of August 31, 2007, by and among the Registrant, BlueLine Capital Partners, LP; BlueLine Capital Partners III, LP and BlueLine Capital Partners II, LP.	8-K	000-27598	4.2	September 7, 2007

4.2	Amendment No. 1 to Investor Rights Agreement, dated as of March 31, 2009.	8-K	000-27598	4.1	April 6, 2009

4.3	Description of Capital Stock.	10-K	000-27598	4.3	March 13, 2020

10.1	Fourth Amendment to Lease Agreement dated February 9, 2016 by and between Zappettini Investment Co. and the Registrant.	10-K	000-27598	10.1	March 31, 2016

10.2	Form of Indemnification Agreement with directors and officers.					X

10.3	Lease Agreement dated December 6, 1996 by and between Zappettini Investment Co. and the Registrant, as amended pursuant to Amendment No. 1 dated September 15, 2003 and Amendment No. 2 dated December 22, 2008.	10-K	000-27598	10.2	April 1, 2009

10.3.1	Third Amendment to Lease Agreement dated August 4, 2014 by and between Zappettini Investment Co. and the Registrant.	10-Q	000-27598	10.1	November 3, 2014

10.3.2	Fourth Amendment to Lease Agreement dated January 31, 2016 by and between ZIC 12112 Terra Bella LLC and the Registrant.	10-K	000-27598	10.1	March 31, 2016

Exhibit No.		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.3.3	Triple Net Lease dated April 26, 2017 by and between ZIC 12112 Terra Bella LLC and the Registrant.	8-K	000-27598	10.1	May 1, 2017

10.3.4	First Amendment to Triple Net Lease by and between ZIC 1212 Terra Bella LLC and the Registrant, executed on April 30, 2021.	10-Q	000-27598	10.1	August 12, 2021

10.6*	2005 Employee Stock Purchase Plan.	DEF 14A	000-27598		April 30, 2004

10.7*	2008 Equity Incentive Plan, as amended.	DEF 14A	000-27598		April 30, 2021

10.8*	Form of 2008 Equity Incentive Plan Option Agreement.	S-8	333-155598	99.1	November 21, 2008

10.9*	Form of Stand-Alone Stock Option Agreement.	SC TO-I	005-48169	99.(d)(5)	July 30, 2009

10.10	Securities Purchase Agreement, dated August 31, 2007, by and among BlueLine Capital Partners, LP, BlueLine Capital Partners III, LP, BlueLine Capital Partners II, LP and the Registrant.	8-K	000-27598	10.1	September 7, 2007

10.11*	Form of 2008 Equity Incentive Plan Restricted Stock Award Agreement.	10-Q	000-27598	10.1	August 4, 2011

10.12*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Agreement.	10-Q	000-27598	10.2	August 4, 2011

10.13	Loan and Security Agreement, dated as of November 2, 2016, between IRIDEX Corporation and Silicon Valley Bank.	8-K	000-27598	10.1	November 3, 2016

10.13.1	First Amendment to Loan and Security Agreement between IRIDEX Corporation and Silicon Valley Bank, executed on December 3, 2019.	10-K	000-27598	10.19.1	March 13, 2020

10.13.2	Second Amendment to Loan and Security Agreement between IRIDEX Corporation and Silicon Valley Bank, executed on January 8, 2020.	10-K	000-27598	10.19.2	March 13, 2020

10.13.3	Third Amendment to Loan and Security Agreement between IRIDEX Corporation and Silicon Valley Bank, executed on December 31, 2020.	10-K	000-27598	10.19.3	March 23, 2021

10.14*	Offer Letter between the Company and Mr. Bruce effective as of May 20, 2019.	8-K/A	000-27598	10.1	June 14, 2019

10.15*	Change in Control Severance Agreement dated as of October 25, 2019, between the Company and Mr. Bruce.	8-K	000-27598	10.1	October 28, 2019

10.16*	Change in Control Severance Agreement dated as of October 25, 2019, between the Company and Mr. Mercer.	8-K	000-27598	10.2	October 28, 2019

10.17	Asset Purchase Agreement dated as of March 2, 2021, among the Company, Topcon Medical Laser Systems, Inc. and Topcon America Corporation.	8-K/A	000-27598	10.1	March 4, 2021

Exhibit No.		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.18	Distribution Agreement dated as of March 2, 2021, by and between the Company and Topcon Corporation.	8-K/A	000-27598	10.2	March 4, 2021

10.19	Investment Agreement dated as of March 2, 2021, by and between the Company and Topcon America Corporation.	8-K/A	000-27598	10.3	March 4, 2021

10.20	Registration Rights Agreement dated as of March 2, 2021, by and between the Company and Topcon America Corporation.	8-K/A	000-27598	10.4	March 4, 2021

21.1 (P)	Subsidiaries of Registrant	SB-2	333-00320-LA		February 15, 1996

23.1	Consent of BPM LLP, Independent Registered Public Accounting Firm.				X

24.1	Power of Attorney (included on signature page).				X

31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Indicates a management contract or compensatory plan or arrangement.
(P)	Print filing.

Trademark Acknowledgments

Iridex, the Iridex logo, IRIS Medical, MicroPulse, OcuLight, EndoProbe, MicroPulse P3, G-Probe, G-Probe Illuminate, TruFocus LIO Premiere, IQ 577, IQ532, Cyclo G6, and TxCell are our registered trademarks. All other trademarks or trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 15th day of March 2022.

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

Signature	Title	Date
/s/ David I. Bruce	President and Chief Executive Officer	March 15, 2022
(David I. Bruce)	(Principal Executive Officer)

/s/ Fuad Ahmad	Interim Chief Financial Officer	March 15, 2022
(Fuad Ahmad)	(Principal Financial Officer)

/s/ Scott Shuda	Chairman of the Board	March 15, 2022
(Scott Shuda)

/s/ Nandini Devi	Director	March 15, 2022
(Nandini Devi)

/s/ Robert Grove	Director	March 15, 2022
(Robert Grove)

/s/ Kenneth E. Ludlum	Director	March 15, 2022
(Kenneth E. Ludlum)