Form 10-Q
period 2022-04-02
IRIDEX CORP
filed 2022-05-12
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2022

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

The number of shares of common stock, $0.01 par value, issued and outstanding as of May 5, 2022 was 15,887,194.

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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the SEC as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in and should be read in conjunction with the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

IRIDEX Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share and per share data)

	April 2, 2022	January 1, 2022 (1)
ASSETS
Current assets:
Cash and cash equivalents	$20,621	$23,852
Accounts receivable, net of allowance for doubtful accounts of $264 as of April 2, 2022 and $268 as of January 1, 2022	7,042	6,610
Receivable from related party	3,409	3,106
Inventories	9,091	7,614
Prepaid expenses and other current assets	1,766	1,071
Total current assets	41,929	42,253
Property and equipment, net	363	428
Intangible assets, net	2,157	2,205
Goodwill	965	965
Operating lease right-of-use assets, net	2,332	2,565
Other long-term assets	278	271
Total assets	$48,024	$48,687
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,454	$2,772
Payable to related party	899	627
Accrued compensation	2,325	3,192
Accrued expenses	1,646	1,575
Other current liabilities	853	1,098
Accrued warranty	117	100
Deferred revenue	2,356	2,355
Operating lease liabilities	938	927
Total current liabilities	12,588	12,646
Long-term liabilities:
Accrued warranty	76	58
Deferred revenue	12,531	10,930
Operating lease liabilities	1,479	1,729
Other long-term liabilities	24	25
Total liabilities	26,698	25,388
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding 15,885,307 and 15,876,171 shares as of April 2, 2022 and January 1, 2022, respectively	168	168
Additional paid-in capital	85,645	85,255
Accumulated other comprehensive income	73	45
Accumulated deficit	(64,560)	(62,169)
Total stockholders’ equity	21,326	23,299
Total liabilities and stockholders’ equity	$48,024	$48,687

(1)	Derived from the audited consolidated financial statements included in the Annual Report on Form 10-K filed with the SEC for the year ended January 1, 2022.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended
	April 2, 2022	April 3, 2021
Total revenues	$13,387	$11,959
Cost of revenues	7,410	7,020
Gross profit	5,977	4,939
Operating expenses:
Research and development	2,116	1,165
Sales and marketing	4,300	2,982
General and administrative	1,838	2,633
Total operating expenses	8,254	6,780
Loss from operations	(2,277)	(1,841)
Other expense, net	(94)	(161)
Loss from operations before provision for income taxes	(2,371)	(2,002)
Provision for income taxes	20	8
Net loss	$(2,391)	$(2,010)
Net loss per share:
Basic	$(0.15)	$(0.14)
Diluted	$(0.15)	$(0.14)
Weighted average shares used in computing net loss per common share:
Basic	15,881	14,346
Diluted	15,881	14,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended
	April 2, 2022	April 3, 2021
Net loss	$(2,391)	$(2,010)
Foreign currency translation adjustments	28	38
Comprehensive loss	$(2,363)	$(1,972)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited, in thousands, except share data)

For the three months ended April 2, 2022	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances, January 1, 2022	15,876,171	$168	$85,255	$45	$(62,169)	$23,299
Issuance of common stock under stock option plan	6,063		14			14
Stock-based compensation			384			384
Release of restricted stock, net of taxes paid	3,073		(8)			(8)
Other comprehensive income				28		28
Net loss					(2,391)	(2,391)
Balances, April 2, 2022	15,885,307	$168	$85,645	$73	$(64,560)	$21,326

For the three months ended April 3, 2021	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances, January 2, 2021	13,899,683	$148	$74,181	$(19)	$(56,944)	$17,366
Issuance of common stock, net of issuance costs	1,618,122	16	9,862			9,878
Issuance of common stock under stock option plan	3,082	1	16			17
Stock-based compensation			366			366
Release of restricted stock, net of taxes paid	1,922		(6)			(6)
Other comprehensive income				38		38
Net loss					(2,010)	(2,010)
Balances, April 3, 2021	15,522,809	$165	$84,419	$19	$(58,954)	$25,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended
	April 2, 2022	April 3, 2021
Operating activities:
Net loss	$(2,391)	$(2,010)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	119	140
Stock-based compensation	384	366
Changes in operating assets and liabilities:
Accounts receivable	(434)	(900)
Receivable from related party	(303)	—
Inventories	(1,469)	943
Prepaid expenses and other current assets	(695)	(271)
Operating lease right-of-use assets	233	200
Other long-term assets	(8)	53
Accounts payable	683	539
Payable to related party	272	—
Accrued compensation	(867)	(91)
Accrued expenses	71	458
Accrued warranty	35	(42)
Deferred revenue	1,602	11,238
Operating lease liabilities	(239)	(251)
Other liabilities	(246)	1,458
Net cash (used in) provided by operating activities	(3,253)	11,830
Investing activities:
Acquisition of property and equipment	(26)	(73)
Cash paid for business combination, net	—	(5,343)
Net cash used in investing activities	(26)	(5,416)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	9,878
Proceeds from stock option exercise	14	17
Taxes paid related to net share settlements of equity awards	(8)	(6)
Net cash provided by financing activities	6	9,889
Effect of foreign exchange rate changes	42	64
Net (decrease) increase in cash and cash equivalents	(3,231)	16,367
Cash and cash equivalents, beginning of period	23,852	12,653
Cash and cash equivalents, end of period	$20,621	$29,020
Supplemental disclosure of non-cash activities:
Transfer of inventory (from) to property and equipment	(20)	27

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022, which was filed with the Securities and Exchange Commission (“SEC”) on March 15, 2022. The results of operations for the three months ended April 2, 2022 and April 3, 2021 are not necessarily indicative of the results for the fiscal year ending December 31, 2022 or any future interim period. The three months ended April 2, 2022 and April 3, 2021, each had 13 weeks. For purposes of reporting the financial results, the Company’s fiscal years end on the Saturday closest to the end of December. Periodically, the Company includes a 53rd week to a year in order to end that year on the Saturday closest to the end of December.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended January 1, 2022, which was filed with the SEC on March 15, 2022.

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

Revenue Recognition.

Our revenues arise from the sale of laser consoles, delivery devices, consumables, service, and support activities. We also derive revenue from royalties from third parties which are typically based on the licensees’ net sales of products that utilize our technology. Our revenue is recognized in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers.” The Company recognizes revenue using the five-step model: (1) identifying the contract with the customer, (2) identifying the performance obligations in the contract, (3) determining expected transaction price, (4) allocating the transaction price to the distinct performance obligations in the contract, and (5) recognizing revenue when (or as) the performance obligations are satisfied.

The Company has the following revenue transaction types: (1) Product Sale Only, (2) Service Contracts, (3) System Repairs (outside of warranty), (4) Royalty Revenue and (5) Exclusive Distribution Rights.

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

The Company recognizes revenue from product sale at a point in time subject to the allocation of transaction price to additional performance obligations, if any.

(2)

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

(3)	System Repairs (outside of warranty): Customers will occasionally request repairs from the Company subsequent to the expiration of the standard warranty and outside of a service contract.

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

(4)

Royalty Revenue: The Company has royalty agreements with three customers related to sale of the Company’s intellectual property. Under the terms of these agreements, the customer is to remit a percentage of its sales to the Company.

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

(5)

Exclusive Distribution Rights: The Company has a distribution agreement with Topcon Corporation (“Topcon”), pursuant to which the Company granted Topcon the exclusive right to distribute the Company’s retina and glaucoma products in certain geographies outside the United States. The exclusivity arrangement with Topcon obligates the Company to provide training, customer support, and exclusive territorial rights to Topcon for certain international regions, for a period of 10 years, commencing upon regulatory approval to transfer existing (non-exclusive) distribution rights from the current distributors in those regions to Topcon. The Company has the right to terminate the exclusive distribution rights granted to Topcon for any of the regions at any point in time during the 10-year exclusivity term for a termination fee that is based on a multiple of 1.2 times the revenue generated by the Company in 2019 for the respective region. Management has determined that the exclusivity rights, training, and customer support represents a single combined performance obligation for each region, to be recognized as exclusivity fee revenue on a straight-line basis over the 10-year period for each region, commencing on the date that regulatory approval is obtained for each region, based on the Standalone Selling Price ("SSP”) for such combined performance obligation for each region. The estimated fair value of the exclusive distribution rights for all regions combined totaled approximately $14.8 million.  Of this amount, management has fully-constrained and returned to Topcon the arrangement fee allocated to Belarus (approximately $0.2 million) because obtaining the necessary regulatory approvals and termination of existing distributor relationships was not feasible.  As of April 2, 2022, $0.3 million in revenue related to the exclusive distribution rights was recorded for the three months then ended.

The Company elected the practical expedient allowing it to not recognize as a contract asset the commission paid to its salesforce on the sale of its products as an incremental cost of obtaining a contract with a customer but rather recognize such commission as expense when incurred as the amortization period of the asset that the Company would have otherwise recognized is one year or less.

The Company recognized an asset from the costs incurred to fulfill a contract. These costs relate directly and must be incurred to satisfy performance obligations on certain specific contact with a customer. These costs are expected to be recovered over time and will be amortized on a systematic basis that is consistent with the recognition of revenue to which it relates. As of April 2, 2022, recognized deferred costs incurred to fulfill a contract with a customer amounted to $0.3 million, included in Prepaid expenses and other current assets and Other long-term assets in the Company’s condensed consolidated balance sheets. There were no amortization during the three months ended April 2, 2022.

Leases.

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use (“ROU”) assets, net and Operating lease liabilities in our condensed consolidated balance sheets. As of April 2, 2022 and as of January 1, 2022, the Company was not a party to finance lease arrangements.

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

We market our products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of our customers and maintains an allowance for potential credit losses. Historically, we have not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the three months ended April 2, 2022, one customer, Topcon, accounted for more than 10% of total revenues, representing 30%. For the three months ended April 3, 2021, no single customer accounted for more than 10% of total revenues. As of April 2, 2022, one customer, Topcon, accounted for over 10% of our accounts receivable, representing 33%. As of January 1, 2022, two customers, including Topcon, accounted for more than 10% of our accounts receivable, representing 31% and 11%, respectively.

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

A reconciliation of the changes in the Company’s deferred revenue balance for the three months ended April 2, 2022 and April 3, 2021 is as follows:

	Three Months Ended
	April 2, 2022	April 3, 2021
Balance, beginning of period	$13,285	$1,227
Additions to deferral	2,380	11,665
Revenue recognized	(778)	(427)
Balance, end of period	14,887	12,465
Non-current portion of deferred revenue	12,531	10,653
Current portion of deferred revenue	$2,356	$1,812

During both the three months ended April 2, 2022 and April 3, 2021, approximately $0.4 million were recognized pertaining to amounts deferred as of January 1, 2022 and January 2, 2021, respectively. As of April 2, 2022, approximately $12.3 million and $1.5 million of the non-current portion of deferred revenue and current portion of deferred revenue, respectively, pertains to exclusivity fee deferred revenue.

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

A reconciliation of the changes in the Company’s warranty liability for the three months ended April 2, 2022 and April 3, 2021 is as follows:

	Three Months Ended
	April 2, 2022	April 3, 2021
Balance, beginning of period	$158	$247
Accruals for product warranties	27	19
Cost of warranty claims	(56)	(21)
Adjustment to pre-existing warranties	64	(40)
Balance, end of period	$193	$205

Reclassifications.

Certain reclassifications have been made to the prior year financial statements included in these condensed consolidated financial statements to conform to the current year presentation. The reclassifications had no impact on previously reported total assets, total liabilities and net loss or accumulated deficit.

3. Related Party - Topcon

Topcon holds 10.2% voting interest in the Company, which qualifies it to be a principal owner considered a related party, even though it currently does not have significant influence over the Company’s operations.

Topcon resells certain of our products as our exclusive distributor in certain international regions. At the same time, the Company also purchases certain raw materials from Topcon. During the three months ended April 2, 2022, the Company’s revenues related to Topcon amounted to approximately $4.0 million, including $0.3 million recognized exclusive distribution rights revenue. During the three months ended April 3, 2021, the Company’s revenues related to Topcon amounted to approximately $1.1 million. The Company’s purchases from Topcon during the three months ended April 2, 2022 amounted to approximately $0.4 million. As of April 2, 2022, the amounts receivable from and payable to Topcon were $3.4 million and $0.9 million, respectively. As of January 1, 2022, the amounts receivable from and payable to Topcon were $3.1 million and $0.6 million, respectively.

4. Inventories

The components of the Company’s inventories as of April 2, 2022 and January 1, 2022 are as follows:

	April 2, 2022	January 1, 2022
Raw materials	$4,286	$3,937
Work in process	270	201
Finished goods	4,535	3,476
Total inventories	$9,091	$7,614

5. Goodwill and Intangible Assets

Goodwill.

The carrying value of goodwill was $1.0 million as of April 2, 2022 and January 1, 2022, respectively.

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

As of April 2, 2022, the Company had not identified any factors that indicated there was an impairment of its goodwill and determined that no additional impairment analysis was then required.

Intangible Assets.

The following table summarizes the components of gross and net of intangible assets carrying amounts (in thousands):

	April 2, 2022				January 1, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$340	$207	$133	4.86 Years	$340	$200	$140
Developed technology	900	140	760	5.92 Years	900	107	793
Trade names	300	36	264	7.92 Years	300	28	272
In-process R&D	1,000	—	1,000	Not applicable	1,000	—	1,000
Patents	600	600	—	None	600	600	—
	$3,140	$983	$2,157		$3,140	$935	$2,205

For the three months ended April 2, 2022 and April 3, 2021, amortization expense totaled $48 thousand and $19 thousand, respectively.

The amortizations of customer relationships and trade names were charged to sales and marketing expense. The amortization for developed technology was charged to research and development expense. Future estimated amortization expense excluding in-process R&D (in thousands):

Fiscal Year:
2022 (nine months)	$144
2023	192
2024	192
2025	180
2026	176
Thereafter	273
Total	$1,157

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of April 2, 2022 and January 1, 2022, approximate fair value because of the short maturity of these instruments.

As of April 2, 2022 and January 1, 2022, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows:

	As of April 2, 2022				As of January 1, 2022
	Fair Value Measurements				Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$19,613	$—	$—	$19,613	$23,359	$—	$—	$23,359

The Company’s Level 1 financial assets are money market funds whose fair values are based on quoted market prices. The Company does not have any Level 2 and Level 3 financial assets or liabilities.

7. Commitments and Contingencies

Operating Lease Commitments.

Our operating lease commitments consist of facility and office equipment leases. Operating lease expenses for the three months ended April 2, 2022 and April 3, 2021 were approximately $0.3 million during each period. The weighted average discount rate used in calculating the present value of lease payments was 4.8%. As of April 2, 2022, the weighted average remaining lease term for our operating leases was 2.4 years.

The following represents maturities of operating lease liabilities as of April 2, 2022 (in thousands):

Fiscal Year	Operating Lease Payments
Remainder of 2022 (9 months)	$762
2023	1,084
2024	711
2025	—
Total lease payments	2,557
Less: Imputed interest	(140)
Total lease liabilities	$2,417

Purchase Commitments.

Our purchase commitments consist primarily of non-cancellable purchase commitments with vendors to manufacture certain components and ophthalmic instrumentation. As of April 2, 2022, our future minimum payments through fiscal year 2024 for our purchase commitments were approximately $18.8 million.

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

2008 Equity Incentive Plan.

The terms of awards granted during the three months ended April 2, 2022 were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 1, 2022.

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended April 2, 2022 and April 3, 2021:

	Three Months Ended
(in thousands)	April 2, 2022	April 3, 2021
Cost of revenues	$60	$47
Research and development	29	36
Sales and marketing	122	98
General and administrative	173	185
	$384	$366

Stock-based compensation expense capitalized to inventory was immaterial for the three months ended April 2, 2022 and April 3, 2021.

As of April 2, 2022, there was $2.4 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements. The cost is expected to be recognized over a weighted average period of 1.84 years.

Summary of Stock Options.

The following table summarizes stock options information during the three months ended April 2, 2022:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding as of January 1, 2022	1,772,621	$5.07
Granted	42,200	4.73
Exercised	(6,063)	2.25
Canceled or forfeited	(66,841)	9.41
Outstanding as of April 2, 2022	1,741,917	$4.91	$1,204

The weighted average grant date fair value of the options granted was $2.85 and $2.74 per share for the three months ended April 2, 2022 and April 3, 2021, respectively.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock-based awards (options) with the following weighted average assumptions:

	Three Months Ended
	April 2, 2022	April 3, 2021
Average risk free interest rate	2.43%	0.74%
Expected life (in years)	4.5	4.45
Dividend yield	—%	—%
Average volatility	76%	72%

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

Information regarding stock options outstanding, vested, expected to vest, and exercisable as of April 2, 2022 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Options outstanding	1,741,917	$4.91	5.45	$1,204
Options vested and expected to vest	1,637,953	$4.90	5.39	$1,157
Options exercisable	662,311	$5.30	4.41	$414

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of April 2, 2022, that would have been received by option holders had all option holders exercised their stock options as of that date. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the three months ended April 2, 2022 and April 3, 2021 was approximately $19 thousand and $6 thousand, respectively.

Summary of RSUs and Awards

Information regarding RSUs activity for the three months ended April 2, 2022 is summarized below:

Number of Shares
Outstanding as of January 1, 2022	253,761
RSUs granted	—
RSUs released	(4,937)
RSUs forfeited	—
Outstanding as of April 2, 2022	248,824

9. Income Taxes

Provision for Income Tax.

The Company calculates its interim tax provision in accordance with the provisions of ASC 740-270, Income Taxes; Interim Reporting. For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur. The Company recorded a provision for income tax of $20 thousand and $8 thousand for the three months ended April 2, 2022 and April 3, 2021, respectively.

Deferred Income Taxes.

The Company accounts for income taxes in accordance with ASC topic 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. As of the first quarter of fiscal year 2022, based on the Company’s recent history of losses and its forecasted losses, management believes on the more likely than not basis that a full valuation allowance is required. Accordingly, the Company continues to provide a full valuation allowance on its federal and states deferred tax assets.

Uncertain Tax Positions.

The Company accounts for its uncertain tax positions in accordance with ASC 740. As of January 1, 2022, the Company had $1.3 million of unrecognized tax benefits, none of the unrecognized tax benefits would result in a change in the Company’s effective tax rate if recognized in future years.

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

For the three months ended April 2, 2022 and April 3, 2021, potential shares from stock options and RSUs totaling 1,707,698 and 1,635,558 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding.

A reconciliation of the numerator and denominator of basic and diluted net loss per common share is provided as follows:

	Three Months Ended
(in thousands except per share data)	April 2, 2022	April 3, 2021
Numerator:
Net loss	$(2,391)	$(2,010)
Denominator:
Weighted average shares of common stock (basic)	15,881	14,346
Weighted average shares of common stock (diluted)	15,881	14,346
Per share data:
Basic net loss per share	$(0.15)	$(0.14)
Diluted net loss per share	$(0.15)	$(0.14)

11. Business Segments

The Company operates in one segment, ophthalmology. The Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service, and support activities.

Revenue information shown by product group is as follows:

	Three Months Ended
(in thousands)	April 2, 2022	April 3, 2021
Cyclo G6	$3,540	$3,349
Retina	7,301	6,660
Other(1)	2,546	1,950
Total revenues	$13,387	$11,959

(1) Includes service contract revenues of $362 and $299 recognized during the three months ended April 2, 2022 and April 3, 2021, respectively. Includes $277 recognized revenue related to the exclusive distribution rights during the three ended April 2, 2022. Other also includes revenues from paid service, royalty, freight and legacy G probes.

Revenue information shown by geographic region, based on the sales destination, is as follows:

	Three Months Ended
(in thousands)	April 2, 2022	April 3, 2021
United States	$6,819	$5,564
Europe	3,273	2,417
Asia/Pacific Rim	2,735	3,174
Rest of Americas	560	804
Total revenues	$13,387	$11,959

Revenues are attributed to countries based on the location of end customers.

Other than the United States, Japan and the Netherlands accounted for at least 10% of the Company’s revenues during the three months ended April 2, 2022, representing 12% and 10%, respectively. Other than the United States, Japan accounted for more than 10% of the Company’s revenues during the three months ended April 3, 2021, representing 17%. The United States accounted for 50.9% and 46.5% of revenues for the three months ended April 2, 2022 and April 3, 2021, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This discussion and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions, that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management and should be read in conjunction with the section of this Quarterly Report on Form 10-Q entitled “Risk Factors.” Our actual results could differ materially from those discussed in these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors.”

Overview

IRIDEX Corporation is an ophthalmic medical technology company focused on the development and commercialization of breakthrough products and procedures used to treat sight-threatening eye conditions, including glaucoma and retinal diseases. Certain of our products are powered by our proprietary MicroPulse® technology, which is a method of delivering laser energy using a mode which chops the continuous wave laser beam into short, microsecond-long laser pulses. Our products consist of laser consoles, delivery devices and consumable instrumentation, including laser probes.

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

Results of Operations

The following table sets forth certain operating data as a percentage of revenues:

	Three Months Ended
	April 2, 2022	April 3, 2021
Total revenues	100.0%	100.0%
Cost of revenues	55.4%	58.7%
Gross margin	44.6%	41.3%
Operating expenses:
Research and development	15.8%	9.7%
Sales and marketing	32.1%	24.9%
General and administrative	13.7%	22.0%
Total operating expenses	61.6%	56.6%
Loss from operations	(17.0%)	(15.3%)
Other income, net	(0.7%)	(1.3%)
Loss from operations before provision for income taxes	(17.7%)	(16.6%)
Provision for income taxes	0.1%	0.1%
Loss	(17.8%)	(16.7%)

The following comparisons are between the three months ended April 2, 2022 and April 3, 2021:

Revenues.

	Three Months Ended	Three Months Ended
(in thousands)	April 2, 2022	April 3, 2021	Change in $	Change in %
Cyclo G6	$3,540	$3,349	$191	5.7%
Retina	7,301	6,660	641	9.6%
Other	2,546	1,950	596	30.6%
Total revenues	$13,387	$11,959	$1,428	11.9%

Our total revenues increased by $1.4 million, or 11.9%, from $12.0 million to $13.4 million. The increase in revenue was driven by higher Cyclo G6 product revenue, continued strength of the Retina product line in both domestic and international markets, including full quarter sales of the PASCAL product line, an increase in service revenues and the revenue related to exclusive distribution rights.

While we believe that demand for our products remains and our outlook has improved, the overall capital expenditure landscape within hospitals, surgi-centers and physician offices is still being impacted by the general level of uncertainty brought on by COVID-19 and the spread of other variants. Until this pandemic subsides, we anticipate capital expenditures may continue to be deferred.

Gross Profit and Gross Margin.

Gross profit increased by $1.1 million, or 21.0%, from $4.9 million to $6.0 million. Gross margin increased by 3.3% from 41.3% to 44.6%. The increase in gross margin was driven by the longer-term strategic focus to increase higher margin probes within the product mix, continuing pricing discipline and inclusion of recognized revenue from the sale of distribution rights to Topcon.

Gross margins are expected to fluctuate due to changes in the relative proportion of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and other factors.

Research and Development.

Research and development (“R&D”) expenses increased by $0.9 million, or 81.6%, from $1.2 million to $2.1 million. The increase in spending was primarily attributable to an increased level of spending on new product development initiatives and on development of PASCAL product line.

Sales and Marketing.

Sales and marketing expenses increased by $1.3 million, or 44.2%, from $3.0 million to $4.3 million. The increase was primarily attributable to the targeted expansion of our sales and marketing programs.

General and Administrative.

General and administrative expenses decreased by $0.8 million, or 30.2%, from $2.6 million to $1.8 million. The decrease in spending was primarily attributable to lower legal and consulting expenses with prior year’s spending mainly related to the acquisition of the PASCAL Business and execution of the Exclusive Distribution Agreement with Topcon.

Other Expense, Net.

Other expense, net was $0.1 million, compared to $0.2 million. Other expense, net, consisted primarily of foreign currency gain or loss and interest income or expense.

Income Taxes.

We recorded an income tax provision of $20 thousand and $8 thousand, respectively.

Liquidity and Capital Resources.

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of April 2, 2022, we had cash and cash equivalents of $20.6 million and working capital of $29.3 million compared to cash and cash equivalents of $23.9 million and working capital of $29.6 million as of January 1, 2022.

Net cash used in operating activities was $3.3 million in the three months ended April 2, 2022 compared to net cash provided by operating activities of $11.8 million in the three months ended April 3, 2021. The increase in net cash used operating activities, expressed in direct cash flow terms, was primarily due to the receipt of distribution exclusivity fee during the prior year period, an increase in vendor payments consistent with increased manufacturing activities and increase in payroll due to higher headcount and higher bonus payout, partially offset by increase in cash receipts from customers.

For the three months ended April 2, 2022, net cash used in investing activities was $26 thousand for capital expenditures. Net cash used in investing activities for the three months ended April 3, 2021 was $5.4 million, which consisted primarily of the purchase of PASCAL business.

For the three months ended April 2, 2022, net cash provided by financing activities was $6 thousand, primarily from proceeds from stock option exercises. For the three months ended April 3, 2021, net cash provided by financing activities was $9.9 million, primarily from the net proceeds arising from the issuance of common stock.

We have historically funded our operations primarily through sales of our products to customers, and through common stock and borrowing arrangements. As of April 2, 2022, our principal sources of liquidity consisted of cash and cash equivalents of $20.6 million. We have incurred net losses over the last several years, and as of April 2, 2022, have an accumulated deficit of approximately $64.6 million. We expect to continue to incur operating losses and negative cash flows from operations through April 1, 2023.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 2, 2022. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, before making a decision to invest in our common stock. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

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

On March 2, 2021, we entered into a series of strategic transactions with Topcon, Topcon America Corporation (the “Investor”) and Topcon Medical Laser Systems, Inc., a subsidiary of Topcon ( “TMLS”), which included an asset purchase agreement with TMLS, pursuant to which we acquired substantially all the assets (except for cash and cash equivalents) of TMLS, including rights to the PASCAL product (the “Asset Purchase Agreement”), (ii) Topcon and our company entered into a distribution agreement dated March 2, 2021, pursuant to which we granted Topcon the exclusive right to distribute our retina and glaucoma products in certain geographies outside the United States (the “Distribution Agreement”), (iii) pursuant to an investment agreement dated March 2, 2021 (the “Investment Agreement”) the Investor acquired 1,618,122 shares of the our Common Stock for an aggregate purchase price of $10 million (the “Shares”).

Pursuant to the Asset Purchase Agreement, the transferred assets include substantially all of TMLS’ assets including the rights to the PASCAL product (the “Transferred Assets”). We assumed only those liabilities arising after the closing in connection with the Transferred Assets. In the Asset Purchase Agreement, our company and TMLS made certain customary representations and warranties and agreed to certain customary covenants. The Agreement provides that our company and TMLS will each indemnify the other for losses arising from certain breaches of the Agreement and for certain other liabilities subject to customary caps and deductibles. If there are claims under the indemnification provisions for which we are liable we will need to use some or all our cash to settle those claims.

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

Our ability to sell our products and generate revenues depends upon our direct and independent sales forces within the United States, direct sales force in Germany and relationships with independent international distributors. Currently our direct and independent sales forces within the United States consist of approximately 24 employees and two independent representative, respectively and our direct sales force in Germany consists of one employee. Our international independent distributors are managed by a team of five people. We generally grant our distributors exclusive territories for the sale of our products in specified countries and regions. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are largely dependent on the efforts of these third parties. If any distributor breaches the terms of its distribution agreement with us or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory could be adversely affected.

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

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the first fiscal quarter of fiscal year 2022, our international sales were $6.6 million, or 49.1% of total revenues. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. All of our international revenues and costs for the first fiscal quarter of fiscal year 2022 have been denominated in U.S. dollars except for sales transacted through our German subsidiary. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our U.S. dollar-denominated products more expensive and thus less competitive in foreign markets and may negatively affect our reported revenue in any particular reporting period. Our international operations and sales are subject to a number of risks and potential costs, including:

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

In addition, we derive a meaningful portion of our sales in the form of recurring revenues from selling consumable instrumentation, including our probe for the Cyclo G6 Laser and EndoProbe devices. Our ability to increase recurring revenues from the sale of consumable products will depend primarily upon the features of our current products and product innovation, the quality of, ease of use and prices of our products, including the relationship to prices of competing products. The level of our service revenues will depend on the quality of service we provide and the responsiveness and the willingness of our customers to use our products and services rather than purchase competing products or services. Any significant decline in market acceptance of our products or our revenues associated therewith may have a material adverse effect on our business, results of operations and financial condition.

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

Our success and ability to compete is dependent, in part, upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. As of April 2, 2022, our patent portfolio includes 59 active United States patents and 96 active international patents on the technologies related to our products and processes. In addition, as of April 2, 2022, we have 11 patent applications pending in the United States and 23 international patent applications pending. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Patents have a limited lifetime and once a patent expires competition may increase.

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

Our future success depends upon the continued service of our key management, technical, sales, and other critical personnel. Our officers and other key personnel are employees-at-will, and we cannot provide assurance that we will be able to retain them. Key personnel have left our company in the past, and there likely will be additional departures of key personnel from time to time in the future. Additionally, our common stock is currently trading at a price below the exercise price of many of our outstanding options. As a result, these “underwater” options are less useful as a motivation and retention tool for our existing employees. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, and the results of our operations. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain highly qualified personnel. Competition for qualified personnel in our industry and the San Francisco Bay Area, as well as other geographic markets in which we recruit, is intense and characterized by increasing salaries, which may increase our operating expenses or hinder our ability to recruit qualified candidates. In addition, the integration of replacement personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful.

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

We rely on information technology systems to keep financial records and corporate records, communicate with staff and external parties and operate other critical functions, including sales and manufacturing processes. Our information technology systems and those of our third-party service providers are potentially vulnerable to disruption, breakdown, damage, service interruption, system malfunction, power outage, natural disaster, malicious intrusion, ransomware, denial-of-service attacks, phishing attacks, social engineering, computer viruses, security breaches and other cyber-attacks. For example, companies have experienced an increase in phishing and spoofing attacks from third parties in connection with working remotely due to the COVID-19 pandemic. If we were to experience a prolonged system disruption in our information technology systems, it could negatively impact the coordination of our sales, planning and manufacturing activities, which could adversely affect our business. In addition, to maximize our information technology efficiency, we have physically consolidated our primary corporate data and computer operations. This concentration, however, exposes us to a greater risk of disruption to our internal information technology systems. Although we maintain offsite back-ups of our data, if operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring function on an acceptable time frame.

In addition, our information technology systems and those of our third-party service providers are potentially vulnerable to cyber-attacks or other data security breaches-whether by employees or others-which may expose sensitive data to unauthorized persons. Such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the public exposure of sensitive and confidential information of our employees, customers, suppliers and others, any of which could have a material adverse effect on our business, financial condition and results of operations.

While we have implemented a number of protective measures, including firewalls, antivirus and malware detection tools, patches, log monitors, routine back-ups, system audits, routine password modifications and disaster recovery procedures, we have experienced and may in the future experience spoofing attacks. In addition, our measures to secure our information technology systems may not be adequate or implemented properly to prevent or fully address the adverse effect of such events, and in some cases we may be unaware of an incident or its magnitude and effects. If we are unable to, or perceived or reported to have been or be unable to, prevent such security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may be exposed to claims, demands, and litigation or governmental investigations and other proceedings and suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above.

Furthermore, we may not have adequate insurance coverage to protect us from, or adequately mitigate, liabilities or damages resulting from cyber-attacks or security breaches. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

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

In addition, we are also subject to varying product standards, packaging requirements, labeling requirements, tariff regulations, duties and tax requirements. As a result of our sales in Europe, we are required to have all medical device products “CE” marked, an international symbol affixed to all our medical device products demonstrating compliance with the European Medical Device Directives and/or Medical Device Regulations (“MDR”) and all applicable standards. While currently all our released medical device products are CE marked, continued certification is based on the successful review of our quality system by our European Registrar during their periodic audits. Any loss of certification would have a material adverse effect on our business, results of operations and financial condition. There are several major regulatory changes occurring in the regulation of medical devices in the EU. The revision of the quality system regulation (ISO 13485:2016) has been released that substantially increased the requirements for a medical device quality system. The MDR has replaced the medical device directives (93/42/EEC), and it substantially changes the way that medical devices are brought to market in the EU and how they maintain compliance throughout the product’s life cycle. Due to the UK’s exit from EU (“Brexit”), different rules will apply in Great Britain (England, Wales and Scotland), Northern Ireland and the EU after the Brexit transition period, which began January 1, 2021. Similarly, Switzerland has changed its relationship with the EU and in May 2022, will require medical device manufacturers such as Iridex to contract with a Swiss Authorized Representative. Additionally, the new revision 4 of the clinical evaluation report guidance document (MEDDEV 2.7.1) severely restricts the use of substantial equivalence for new products, resulting in the need for formal clinical trial data for many products. These changes will increase the cost for compliance and for product development, and they lengthen product introduction cycles. Failure to comply with these changes can have an adverse effect on our ability to release new products in a timely manner.

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

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including changes in foreign currency exchange rates, quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions, including deteriorating market conditions due to investor concerns regarding inflation and hostilities between Russia and Ukraine. During the first quarter of fiscal year 2022, the trading price of our common stock fluctuated from a low of $3.99 per share to a high of $6.42 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

IRIDEX Corporation

Date: May 12, 2022	By:	/s/ DAVID I. BRUCE
		Name:	David I. Bruce
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ FUAD AHMAD
		Name:	Fuad Ahmad
		Title:	Interim Chief Financial Officer (Principal Financial Officer)