Form 10-Q
period 2022-07-02
IRIDEX CORP
filed 2022-08-15
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2022

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

The number of shares of common stock, $0.01 par value, issued and outstanding as of August 11, 2022 was 15,985,622.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

IRIDEX Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share and per share data)

	July 2, 2022	January 1, 2022 (1)
ASSETS
Current assets:
Cash and cash equivalents	$17,966	$23,852
Accounts receivable, net of allowance for doubtful accounts of $264 as of July 2, 2022 and $268 as of January 1, 2022	6,808	6,610
Receivable from related party	2,429	3,106
Inventories	10,176	7,614
Prepaid expenses and other current assets	2,065	1,071
Total current assets	39,444	42,253
Property and equipment, net	431	428
Intangible assets, net	2,109	2,205
Goodwill	965	965
Operating lease right-of-use assets, net	2,098	2,565
Other long-term assets	599	271
Total assets	$45,646	$48,687
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,812	$2,772
Payable to related party	180	627
Accrued compensation	2,303	3,192
Accrued expenses	1,697	1,575
Other current liabilities	868	1,098
Accrued warranty	131	100
Deferred revenue	2,367	2,355
Operating lease liabilities	994	927
Total current liabilities	12,352	12,646
Long-term liabilities:
Accrued warranty	76	58
Deferred revenue	12,540	10,930
Operating lease liabilities	1,222	1,729
Other long-term liabilities	24	25
Total liabilities	26,214	25,388
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding 15,955,536 and 15,876,171 shares as of July 2, 2022 and January 1, 2022, respectively	169	168
Additional paid-in capital	85,935	85,255
Accumulated other comprehensive income	129	45
Accumulated deficit	(66,801)	(62,169)
Total stockholders’ equity	19,432	23,299
Total liabilities and stockholders’ equity	$45,646	$48,687

(1)
Derived from the audited consolidated financial statements included in the Annual Report on Form 10-K filed with the SEC for the year ended January 1, 2022.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Total revenues	$13,755	$13,426	$27,142	$25,385
Cost of revenues	7,488	7,318	14,898	14,338
Gross profit	6,267	6,108	12,244	11,047
Operating expenses:
Research and development	1,922	1,672	4,038	2,837
Sales and marketing	4,607	3,646	8,907	6,628
General and administrative	1,898	1,928	3,736	4,561
Total operating expenses	8,427	7,246	16,681	14,026
Loss from operations	(2,160)	(1,138)	(4,437)	(2,979)
Other (expense) income, net	(64)	2,539	(158)	2,378
(Loss) income from operations before provision for income taxes	(2,224)	1,401	(4,595)	(601)
Provision for income taxes	17	8	37	16
Net (loss) income	$(2,241)	$1,393	$(4,632)	$(617)
Net (loss) income per share:
Basic	$(0.14)	$0.09	$(0.29)	$(0.04)
Diluted	$(0.14)	$0.09	$(0.29)	$(0.04)
Weighted average shares used in computing net (loss) income per common share:
Basic	15,894	15,647	15,888	14,996
Diluted	15,894	16,307	15,888	14,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net (loss) income	$(2,241)	$1,393	$(4,632)	$(617)
Foreign currency translation adjustments	56	(10)	84	28
Comprehensive (loss) income	$(2,185)	$1,383	$(4,548)	$(589)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited, in thousands, except share data)

For the three months ended July 2, 2022	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances, April 2, 2022	15,885,307	$168	$85,645	$73	$(64,560)	$21,326
Stock-based compensation expense			344			344
Release of restricted stock, net of taxes paid	70,229	1	(54)			(53)
Other comprehensive income (loss)				56		56
Net loss					(2,241)	(2,241)
Balances, July 2, 2022	15,955,536	$169	$85,935	$129	$(66,801)	$19,432

For the six months ended July 2, 2022	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances, January 1, 2022	15,876,171	$168	$85,255	$45	$(62,169)	$23,299
Issuance of common stock under stock option plan	6,063	—	14			14
Stock-based compensation expense			728			728
Release of restricted stock, net of taxes paid	73,302	1	(62)			(61)
Other comprehensive income (loss)				84		84
Net loss					(4,632)	(4,632)
Balances, July 2, 2022	15,955,536	$169	$85,935	$129	$(66,801)	$19,432

For the three months ended July 3, 2021	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances, April 3, 2021	15,522,809	$165	$84,419	$19	$(58,954)	$25,649
Issuance of common stock under stock option plan	20,222	—	80			80
Stock-based compensation expense			280			280
Release of restricted stock, net of taxes paid	240,673	2	(514)			(512)
Other comprehensive income (loss)				(10)		(10)
Net Income					1,393	1,393
Balances, July 3, 2021	15,783,704	$167	$84,265	$9	$(57,561)	$26,880

For the six months ended July 3, 2021	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances, January 2, 2021	13,899,683	$148	$74,181	$(19)	$(56,944)	$17,366
Issuance of common stock, net of issuance costs	1,618,122	16	9,862			9,878
Issuance of common stock under stock option plan	23,304	1	96			97
Stock-based compensation expense			646			646
Release of restricted stock, net of taxes paid	242,595	2	(520)			(518)
Other comprehensive income (loss)				28		28
Net loss					(617)	(617)
Balances, July 3, 2021	15,783,704	$167	$84,265	$9	$(57,561)	$26,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended
	July 2, 2022	July 3, 2021
Operating activities:
Net loss	$(4,632)	$(617)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on PPP loan forgiveness	—	(2,497)
Depreciation and amortization	228	365
Stock-based compensation	728	646
Changes in operating assets and liabilities:
Accounts receivable	(211)	66
Receivable from related party	677	(1,378)
Inventories	(2,590)	(22)
Prepaid expenses and other current assets	(994)	(181)
Operating lease right-of-use assets	467	431
Other long-term assets	(329)	75
Accounts payable	1,042	1,062
Payable to related party	(447)	39
Accrued compensation	(889)	103
Accrued expenses	127	464
Accrued warranty	49	(67)
Deferred revenue	1,622	11,257
Operating lease liabilities	(440)	(524)
Other liabilities	(231)	1,377
Net cash (used in) provided by operating activities	(5,823)	10,599
Investing activities:
Acquisition of property and equipment	(146)	(125)
Cash paid for business combination, net	—	(5,343)
Net cash used in investing activities	(146)	(5,468)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	9,878
Proceeds from stock option exercise	14	97
Taxes paid related to net share settlements of equity awards	(61)	(518)
Net cash (used in) provided by financing activities	(47)	9,457
Effect of foreign exchange rate changes	130	45
Net (decrease) increase in cash and cash equivalents	(5,886)	14,633
Cash and cash equivalents, beginning of period	23,852	11,626
Cash and cash equivalents, end of period	$17,966	$26,259
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$77	$23
Supplemental disclosure of non-cash activities:
Transfer of inventory (from) to property and equipment	(10)	78
ROU assets obtained with the modification of operating lease	$—	$1,824

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022, which was filed with the Securities and Exchange Commission (“SEC”) on March 15, 2022. The results of operations for the three and six months ended July 2, 2022 and July 3, 2021 are not necessarily indicative of the results for the fiscal year ending December 31, 2022 or any future interim period. The three and six months ended July 2, 2022 and July 3, 2021 each had 13 weeks. For purposes of reporting the financial results, the Company’s fiscal years end on the Saturday closest to the end of December. Periodically, the Company includes a 53rd week to a year in order to end that year on the Saturday closest to the end of December.

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

Use of Estimates.

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. In addition, any change in these estimates or their related assumptions could have an adverse effect on our operating results.

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

(4)
Royalty Revenue: The Company has royalty agreements with four customers related to sale of the Company’s intellectual property. Under the terms of these agreements, the customer is to remit a percentage of its sales to the Company.

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

(5)
Exclusive Distribution Rights: On March 2, 2021, the Company and Topcon Corporation (“Topcon”) entered into a distribution agreement ("Distribution Agreement"), pursuant to which the Company granted Topcon the exclusive right to distribute the Company’s retina and glaucoma products in certain geographies outside the United States. The exclusivity arrangement with Topcon obligates the Company to provide training, customer support, and exclusive territorial rights to Topcon for certain international regions, for a period of 10 years, commencing upon regulatory approval to transfer existing (non-exclusive) distribution rights from the current distributors in those regions to Topcon. The Company has the right to terminate the exclusive distribution rights granted to Topcon for any of the regions at any point in time during the 10-year exclusivity term for a termination fee that is based on a multiple of 1.2 times the revenue generated by the Company in 2019 for the respective region. Management has determined that the exclusivity rights, training, and customer support represents a single combined performance obligation for each region, to be recognized as exclusivity fee revenue on a straight-line basis over the 10-year period for each region, commencing on the date that regulatory approval is obtained for each region, based on the Standalone Selling Price (“SSP”) for such combined performance obligation for each region. The estimated fair value of the exclusive distribution rights for all regions combined totaled approximately $14.8 million. Of this amount, management has fully-constrained and returned to Topcon the arrangement fee allocated to Belarus (approximately $0.2 million) because obtaining the necessary regulatory approvals and termination of existing distributor relationships was not feasible. For the three and six months ended July 2, 2022, $0.3 million and $0.6 million in revenue related to the exclusive distribution rights was recorded.

The Company elected the practical expedient allowing it to not recognize as a contract asset the commission paid to its salesforce on the sale of its products as an incremental cost of obtaining a contract with a customer but rather recognize such commission as expense when incurred as the amortization period of the asset that the Company would have otherwise recognized is one year or less.

The Company recognized an asset from the costs incurred to fulfill a contract. These costs relate directly and must be incurred to satisfy performance obligations on certain specific contact with a customer. These costs are expected to be recovered over time and will be amortized on a systematic basis that is consistent with the recognition of revenue to which it relates. As of July 2, 2022, recognized deferred costs incurred to fulfill a contract with a customer amounted to $0.6 million, included in Prepaid expenses and other current assets and Other long-term assets in the Company’s condensed consolidated balance sheets. Amortization was $21 thousand for both the three and six months ended July 2, 2022.

Leases.

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use (“ROU”) assets, net and Operating lease liabilities in our condensed consolidated balance sheets. As of July 2, 2022 and January 1, 2022, the Company was not a party to finance lease arrangements.

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

Concentration of Credit Risk.

Our cash and cash equivalents are deposited in demand and money market accounts. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

We market our products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of our customers and maintains an allowance for potential credit losses. Historically, we have not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the three and six months ended July 2, 2022, one customer, Topcon, accounted for more than 10% of total revenues, representing 26% and 28%, respectively. For the three and six months ended July 3, 2021, one customer, Topcon, accounted for more than 10% of total revenues, representing 15% and 12%, respectively. As of July 2, 2022, one customer, Topcon, accounted for over 10% of our accounts receivable, representing 26%. As of January 1, 2022, two customers, including Topcon, accounted for more than 10% of our accounts receivable, representing 31% and 11%, respectively.

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

A reconciliation of the changes in the Company’s deferred revenue balance for the six months ended July 2, 2022 and July 3, 2021 is as follows:

	Six Months Ended
	July 2, 2022	July 3, 2021
Balance, beginning of period	$13,285	$1,227
Additions to deferral	3,235	12,279
Revenue recognized	(1,613)	(1,022)
Balance, end of period	14,907	12,484
Non-current portion of deferred revenue	12,540	10,479
Current portion of deferred revenue	$2,367	$2,005

During the six months ended July 2, 2022 and July 3, 2021, approximately $0.7 million and $0.7 million were recognized pertaining to amounts deferred as of January 1, 2022 and January 2, 2021, respectively. As of July 2, 2022, approximately $11.9 million of the non-current portion of deferred revenue and $1.5 million of the current portion of deferred revenue pertain to exclusivity fee deferred revenue.

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

A reconciliation of the changes in the Company’s warranty liability for the six months ended July 2, 2022 and July 3, 2021 is as follows:

	Six Months Ended
	July 2, 2022	July 3, 2021
Balance, beginning of period	$158	$247
Accruals for product warranties	54	45
Cost of warranty claims	(102)	(41)
Adjustment to pre-existing warranties	97	(71)
Balance, end of period	$207	$180

Reclassifications.

Certain reclassifications have been made to the prior year financial statements included in these condensed consolidated financial statements to conform to the current year presentation. The reclassifications had no impact on previously reported total assets, total liabilities and net loss or accumulated deficit.

3. Related Party - Topcon

Topcon holds a 10.2% voting interest in the Company, which qualifies it to be a principal owner considered a related party, even though it currently does not have significant influence over the Company’s operations.

Topcon resells certain of our products as our exclusive distributor in certain international regions. At the same time, the Company also purchases certain raw materials from Topcon. During the three months ended July 2, 2022, the Company’s revenues related to Topcon amounted to approximately $3.6 million, including $0.3 million recognized exclusive distribution rights revenue. During the six months ended July 2, 2022, the Company's revenues related to Topcon amounted to approximately $7.6 million, including $0.6 million recognized exclusive distribution rights revenue. During the three and six months ended July 3, 2021, the Company’s revenues related to Topcon amounted to approximately $2.2 million and $3.3 million, respectively, including $0.1 million recognized exclusive distribution fees for both the for the three and six months ended July 3, 2021. The Company’s purchases from Topcon during the three and six months ended July 2, 2022 amounted to approximately $0.2 million and $0.6 million, respectively. As of July 2, 2022, the amounts receivable from and payable to Topcon were $2.4 million and $0.2 million, respectively. As of January 1, 2022, the amounts receivable from and payable to Topcon were $3.1 million and $0.6 million, respectively.

4. Inventories

The components of the Company’s inventories as of July 2, 2022 and January 1, 2022 are as follows:

	July 2, 2022	January 1, 2022
Raw materials	$5,022	$3,937
Work in process	312	201
Finished goods	4,842	3,476
Total inventories	$10,176	$7,614

5. Goodwill and Intangible Assets

Goodwill.

The carrying value of goodwill was $1.0 million as of both July 2, 2022 and January 1, 2022.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an annual impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceed the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test during the second quarter of fiscal year 2022 and determined that its goodwill was not impaired.

As of July 2, 2022, the Company had not identified any factors that indicated there was an impairment of its goodwill and determined that no additional impairment analysis was then required.

Intangible Assets.

The following table summarizes the components of gross and net of intangible assets carrying amounts (in thousands):

	July 2, 2022				January 1, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$340	$215	$125	4.64 Years	$340	$200	$140
Developed technology	900	171	729	5.67 Years	900	107	793
Trade names	300	45	255	7.67 Years	300	28	272
In-process R&D	1,000	—	1,000	Not applicable	1,000	-	1,000
Patents	600	600	-	None	600	600	-
	$3,140	$1,031	$2,109		$3,140	$935	$2,205

For the six months ended July 2, 2022 and July 3, 2021, amortization expense totaled $96 thousand and $67 thousand, respectively.

The amortizations of customer relationships and trade names were charged to sales and marketing expense. The amortization for developed technology was charged to research and development expense. Future estimated amortization expense excluding in-process R&D (in thousands):

Fiscal Year:
2022 (six months)	$96
2023	192
2024	192
2025	180
2026	176
Thereafter	273
Total	$1,109

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of July 2, 2022 and January 1, 2022, approximate fair value because of the short maturity of these instruments.

As of July 2, 2022 and January 1, 2022, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows:

	As of July 2, 2022				As of January 1, 2022
	Fair Value Measurements				Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$16,910	$—	$—	$16,910	$23,359	$—	$—	$23,359

The Company’s Level 1 financial assets are money market funds whose fair values are based on quoted market prices. The Company does not have any Level 2 and Level 3 financial assets or liabilities.

7. Leases and Commitments and Contingencies

Operating Leases

Our operating leases consist of facility and office equipment leases. Operating lease expenses for the six months ended July 2, 2022 and July 3, 2021 were approximately $0.5 million and $0.6 million, respectively. The weighted average discount rate used in calculating the present value of lease payments was 4.8%. As of July 2, 2022, the weighted average remaining lease term for our operating leases was 2.1 years.

The following represents maturities of operating lease liabilities as of July 2, 2022 (in thousands):

Fiscal Year	Operating Lease Payments
Remainder of 2022 (6 months)	$533
2023	1,084
2024	711
2025	—
Total lease payments	2,328
Less: Imputed interest	(112)
Total lease liabilities	$2,216

Purchase Commitments.

Our purchase commitments consist primarily of non-cancellable purchase commitments with vendors to manufacture certain components and ophthalmic instrumentation. As of July 2, 2022, our future minimum payments through fiscal year 2024 for our purchase commitments were approximately $22.7 million, with $15.2 million committed for the next 12 months.

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

2008 Equity Incentive Plan.

The terms of awards granted during the six months ended July 2, 2022 were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 1, 2022.

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended July 2, 2022 and July 3, 2021:

	Three Months Ended		Six Months Ended
(in thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Cost of revenues	$60	$46	$120	$93
Research and development	32	14	61	50
Sales and marketing	59	41	181	139
General and administrative	193	179	366	364
	$344	$280	$728	$646

Stock-based compensation expense capitalized to inventory was immaterial for the six months ended July 2, 2022 and July 3, 2021.

As of July 2, 2022, there was $2.4 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements. The cost is expected to be recognized over a weighted average period of 1.74 years.

Summary of Stock Options.

The following table summarizes stock options information during the six months ended July 2, 2022:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding as of January 2, 2022	1,772,621	$5.07
Granted	54,000	4.44
Exercised	(6,063)	2.25
Canceled or forfeited	(83,346)	8.50
Outstanding as of July 2, 2022	1,737,212	$4.90	$146

The weighted average grant date fair value of the options granted was $2.68 and $3.86 per share for the six months ended July 2, 2022 and July 3, 2021, respectively.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock-based awards (options) with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Average risk free interest rate	3.16%	0.79%	2.59%	0.77%
Expected life (in years)	4.5	4.45	4.5	4.45
Dividend yield	—%	—%	—%	—%
Average volatility	76%	73%	76%	73%

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

Information regarding stock options outstanding, vested, expected to vest, and exercisable as of July 2, 2022 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Options outstanding	1,737,212	$4.90	5.19	$146
Options vested and expected to vest	1,652,151	$4.89	5.14	$142
Options exercisable	833,881	$4.75	4.28	$95

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of July 2, 2022, that would have been received by option holders had all option holders exercised their stock options as of that date. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the six months ended July 2, 2022 and July 3, 2021 was approximately $19 thousand and $70 thousand, respectively.

Summary of RSUs and Awards

Information regarding RSUs activity for the six months ended July 2, 2022 is summarized below:

Number of Shares
Outstanding as of January 1, 2022	253,761
RSUs granted	137,360
RSUs released	(95,242)
RSUs forfeited	(6,638)
Outstanding as of July 2, 2022	289,241

9. Income Taxes

Provision for Income Tax.

The Company calculates its interim tax provision in accordance with the provisions of ASC 740-270, Income Taxes; Interim Reporting. For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur. The Company recorded a provision for income tax of $37 thousand and $16 thousand for the six months ended July 2, 2022 and July 3, 2021, respectively.

Deferred Income Taxes.

The Company accounts for income taxes in accordance with ASC topic 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. As of the second quarter of fiscal year 2022, based on the Company’s recent history of losses and its forecasted losses, management believes on the more likely than not basis that a full valuation allowance is required. Accordingly, the Company continues to provide a full valuation allowance on its federal and states deferred tax assets.

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

10. Computation of Basic and Diluted Net (Loss) Income Per Common Share

Basic and diluted net (loss) income per share is based upon the weighted average number of common shares outstanding during the period. Common stock equivalents consist of incremental common shares issuable upon the exercise of stock options, and the release (vesting) of RSUs and awards and are calculated under the treasury stock method. Common stock equivalent shares from unexercised stock options, and unvested RSUs and awards are excluded from the computation for periods in which we incur a net loss or if the exercise price of such options is greater than the average market price of our common stock for the period as their effect would be anti-dilutive.

For the three months ended July 2, 2022 and July 3, 2021, potential shares from stock options and RSUs totaling 1,698,584 and 211,788 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding. For the six months ended July 2, 2022 and July 3, 2021, potential shares from stock options and RSUs totaling 1,700,686 and 1,586,374 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding.

A reconciliation of the numerator and denominator of basic and diluted net loss per common share is provided as follows:

	Three Months Ended		Six Months Ended
(in thousands except per share data)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Numerator:
Net (loss) income	$(2,241)	$1,393	$(4,632)	$(617)
Denominator:
Weighted average shares of common stock (basic)	15,894	15,647	15,888	14,996
Effect of dilutive stock options	—	427	—	—
Effect of dilutive RSUs	—	233	—	—
Weighted average shares of common stock (diluted)	15,894	16,307	15,888	14,996
Per share data:
Basic net (loss) income per share	$(0.14)	$0.09	$(0.29)	$(0.04)
Diluted net (loss) income per share	$(0.14)	$0.09	$(0.29)	$(0.04)

11. Business Segments

The Company operates in one segment, ophthalmology. The Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service, and support activities.

Revenue information shown by product group is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Cyclo G6	$3,477	$3,599	$7,017	$6,948
Retina	7,529	7,575	14,830	14,235
Other(1)	2,749	2,252	5,295	4,202
Total revenues	$13,755	$13,426	$27,142	$25,385

(1) Includes service contract revenues of $402 and $375 and $764 and $674 recognized during the three and six months ended July 2, 2022 and July 3, 2021, respectively. Includes $357 and $634 and $0 and $111 recognized revenue related to the exclusive distribution rights during the three and six months ended July 2, 2022 and July 3, 2021, respectively. Other also includes revenues from paid service, royalty, freight and legacy G probes.

Revenue information shown by geographic region, based on the sales destination, is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
United States	$6,849	$6,396	$13,391	$11,960
Europe	2,821	3,293	6,252	5,710
Asia/Pacific Rim	3,185	3,342	6,039	6,516
Rest of Americas	900	395	1,460	1,199
Total revenues	$13,755	$13,426	$27,142	$25,385

Revenues are attributed to countries based on the location of end customers.

Other than the United States, no individual country accounted for at least 10% of the Company’s revenues during the three and six months ended July 2, 2022. Other than the United States, Japan accounted for more than 10% of the Company’s revenues during the three and six months ended July 3, 2021, representing 12% and 14%, respectively. The United States accounted for 49.8% and 47.6% of revenues for the three months ended July 2, 2022 and July 3, 2021, respectively, and for 49.3% and 47.1% of revenues for the six months ended July 2, 2022 and July 3, 2021, respectively.

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

Ophthalmologists typically use our laser systems in hospital operating rooms and ambulatory surgical centers, as well as their offices and clinics. In operating rooms and ambulatory surgical centers, ophthalmologists use our laser systems with either an indirect laser ophthalmoscope or a consumable, single use MicroPulse P3 probe, G-Probe, G-Probe Illuminate or EndoProbe.

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

For more information on risks associated with the COVID-19 outbreak, see the section titled “Risk Factors” in Item 1A of Part II.

Results of Operations

The following table sets forth certain operating data as a percentage of revenues:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	54.4%	54.5%	54.9%	56.5%
Gross margin	45.6%	45.5%	45.1%	43.5%
Operating expenses:
Research and development	14.0%	12.4%	14.9%	11.2%
Sales and marketing	33.5%	27.2%	32.8%	26.1%
General and administrative	13.8%	14.4%	13.8%	18.0%
Total operating expenses	61.3%	54.0%	61.5%	55.3%
Loss from operations	(15.7%)	(8.5%)	(16.4%)	(11.8%)
Other (loss) income, net	(0.5%)	19.0%	(0.6%)	9.5%
(Loss) Income from operations before provision for income taxes	(16.2%)	10.5%	(17.0%)	(2.3%)
Provision for income taxes	0.1%	0.1%	0.1%	0.1%
Net (loss) income	(16.3%)	10.4%	(17.1%)	(2.4%)

The following comparisons are between the three months ended July 2, 2022 and July 3, 2021:

Revenues.

	Three Months Ended	Three Months Ended
(in thousands)	July 2, 2022	July 3, 2021	Change in $	Change in %
Cyclo G6	$3,477	$3,599	$(122)	(3.4%)
Retina	7,529	7,575	(46)	(0.6%)
Other	2,749	2,252	497	22.1%
Total revenues	$13,755	$13,426	$329	2.5%

Our total revenues increased by $0.4 million, or 2.5%, from $13.4 million to $13.8 million. The increase is primarily due to an increase in service and legacy G probes revenues and an increase in recognized exclusive distribution rights revenue, partially offset by a decrease in international Cyclo G6 probes revenue.

While we believe that demand for our products remains and our outlook has improved, the overall capital expenditure landscape within hospitals, surgi-centers and physician offices is still being impacted by the general level of uncertainty brought on by COVID-19 and the spread of other variants. Until this pandemic subsides, we anticipate capital expenditures may continue to be deferred.

Gross Profit and Gross Margin.

Gross profit increased by $0.2 million, or 2.6%, from $6.1 million to $6.3 million. Gross margin increased by 0.1% from 45.5% to 45.6%. The increase in gross margin was driven by favorable geographic mix, continuing pricing discipline and an increase in recognized exclusive distribution rights revenue.

Gross margins are expected to fluctuate due to changes in the relative proportion of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and other factors.

Research and Development.

Research and development (“R&D”) expenses increased by $0.2 million, or 15.0%, from $1.7 million to $1.9 million. The increase in spending was primarily attributable to continued investment in PASCAL product line and on new and expanded product portfolio.

Sales and Marketing.

Sales and marketing expenses increased by $1.0 million, or 26.4%, from $3.6 million to $4.6 million. The increase was primarily attributable to the targeted expansion of our sales and marketing programs.

General and Administrative.

General and administrative expenses remained flat at $1.9 million, helped by a decrease in personnel costs but offset by an increase in other expenses.

Other (Expense) Income, Net.

Other expense, net was $0.1 million compared to other income, net of $2.5 million. Other income (expense), net, consisted primarily of interest income or expense and foreign currency gain or loss. We recognized a $2.5 million gain on the Paycheck Protection Loan (“PPP”) forgiveness as other income during the three months ended July 3, 2021.

Income Taxes.

We recorded an income tax provision of $17 thousand and $8 thousand, respectively.

The following comparisons are between the six months ended July 2, 2022 and July 3, 2021:

Revenues.

	Six Months Ended	Six Months Ended
(in thousands)	July 2, 2022	July 3, 2021	Change in $	Change in %
Cyclo G6	$7,017	$6,948	$69	1.0%
Retina	14,830	14,235	595	4.2%
Other	5,295	4,202	1,093	26.0%
Total revenues	$27,142	$25,385	$1,757	6.9%

Our total revenues increased by $1.7 million, or 6.9%, from $25.4 million to $27.1 million. The increase is primarily due to an increase in service and legacy G probes revenues, an increase in recognized exclusive distribution rights revenue and continued strength of Retina product line in domestic market.

While we believe that demand for our products remains and our outlook has improved, the overall capital expenditure landscape within hospitals, surgi-centers and physician offices is still being impacted by the general level of uncertainty brought on by COVID-19 and the spread of other variants. Until this pandemic subsides, we anticipate capital expenditures may continue to be deferred.

Gross Profit and Gross Margin.

Gross profit increased by $1.2 million, or 10.8%, from $11.0 million to $12.2 million. Gross margin increased by 1.6% from 43.5% to 45.1%. The increase in gross margin was driven by favorable geographic mix, continuing pricing discipline and an increase in recognized exclusive distribution rights revenue.

Gross margins are expected to fluctuate due to changes in the relative proportion of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and other factors.

Research and Development.

Research and development (“R&D”) expenses increased by $1.2 million, or 42.3%, from $2.8 million to $4.0 million. The increase in spending was primarily attributable to increased level of spending on new product development initiatives and on development of PASCAL product line.

Sales and Marketing.

Sales and marketing expenses increased by $2.3 million, or 34.4%, from $6.6 million to $8.9 million. The increase was primarily attributable to the targeted expansion of our sales and marketing programs.

General and Administrative.

General and administrative expenses decreased by $0.9 million, or 18.1%, from $4.6 million to $3.7 million. The decrease in spending was primarily attributable to a decrease in legal and consulting expenses with prior year's spending was mainly associated with acquisition of the PASCAL Business and execution of the Exclusive Distribution Agreement with Topcon.

Other (Expense) Income, Net.

Other (expense), net was $0.2 million, compared to other income, net of $2.4 million. Other income (expense), net, consisted primarily of interest income or expense and foreign currency gain or loss. We recognized a $2.5 million gain on PPP Loan forgiveness as other income during the six months ended July 3, 2021.

Income Taxes.

We recorded an income tax provision of $37 thousand and $16 thousand, respectively.

Liquidity and Capital Resources.

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of July 2, 2022, we had cash and cash equivalents of $18.0 million and working capital of $27.1 million compared to cash and cash equivalents of $23.9 million and working capital of $29.6 million as of January 1, 2022.

Net cash used in operating activities was $5.8 million in the six months ended July 2, 2022 compared to net cash provided by operating activities of $10.6 million in the six months ended July 3, 2021. The increase in net cash used by operating activities, expressed in direct cash flow terms, was primarily due to the receipt of exclusive distribution fee during the prior year period, an increase in vendor payments as we try to mitigate supply chain challenges and an increase in payroll due to higher headcount and higher bonus payout, partially offset by an increase in cash receipts from customers.

For the six months ended July 2, 2022, net cash used in investing activities was $146 thousand, which consisted of capital expenditures. For the six months ended July 3, 2021, net cash used in investing activities was $5.5 million, which consisted primarily of the purchase of PASCAL Business.

For the six months ended July 2, 2022, net cash used in financing activities was $47 thousand, primarily from payroll taxes related to net share settlement of equity awards partially offset by the net proceeds arising from the proceeds from stock option exercises. For the six months ended July 3, 2021, net cash provided by financing activities was $9.5 million, primarily from the net proceeds arising from the issuance of common stock, partially offset by payroll taxes related to net share settlement of equity awards.

We have historically funded our operations primarily through sales of our products to customers, sales of our common stock and borrowing arrangements. As of July 2, 2022, our principal sources of liquidity consisted of cash and cash equivalents of $18.0 million. We have incurred net losses over the last several years, and as of July 2, 2022, have an accumulated deficit of approximately $66.8 million. We expect to continue to incur operating losses and negative cash flows from operations through July 1, 2023.

The Company has an existing Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank providing for up to $8.0 million secured revolving loan facility (“Revolving Loan Facility”). In March 2022, the Fourth Amendment to the Loan Agreement was executed primarily to extend the term through May 31, 2022. In June 2022, the Fifth Amendment to the Loan Agreement was executed primarily to extend the term through December 1, 2023. As of July 2, 2022 and January 1, 2022, there were no amounts outstanding under the Loan Agreement.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 2, 2022. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

On March 2, 2021, we entered into a series of strategic transactions with Topcon, Topcon America Corporation (the “Investor”) and Topcon Medical Laser Systems, Inc., a subsidiary of Topcon (“TMLS”), which included an asset purchase agreement with TMLS, pursuant to which we acquired substantially all the assets (except for cash and cash equivalents) of TMLS, including rights to the PASCAL product (the “Asset Purchase Agreement”), (ii) Topcon and our company entered into a distribution agreement dated March 2, 2021, pursuant to which we granted Topcon the exclusive right to distribute our retina and glaucoma products in certain geographies outside the United States (the “Distribution Agreement”), (iii) pursuant to an investment agreement dated March 2, 2021 (the “Investment Agreement”) the Investor acquired 1,618,122 shares of the our Common Stock for an aggregate purchase price of $10 million (the “Shares”).

Pursuant to the Asset Purchase Agreement, the transferred assets include substantially all of TMLS' assets including the rights to the PASCAL product (the “Transferred Assets”). We assumed only those liabilities arising after the closing in connection with the Transferred Assets. In the Asset Purchase Agreement, our company and TMLS made certain customary representations and warranties and agreed to certain customary covenants. The Agreement provides that our company and TMLS will each indemnify the other for losses arising from certain breaches of the Agreement and for certain other liabilities subject to customary caps and deductibles. If there are claims under the indemnification provisions for which we are liable we will need to use some or all our cash to settle those claims.

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

Our ability to sell our products and generate revenues depends upon our direct and independent sales forces within the United States, direct sales force in Germany and relationships with independent international distributors. Currently our direct and independent sales forces within the United States consist of approximately 25 employees and two independent representatives, respectively, and our direct sales force in Germany consists of one employee. Our international independent distributors are managed by a team of five people. We generally grant our distributors exclusive territories for the sale of our products in specified countries and regions. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are largely dependent on the efforts of these third parties. If any distributor breaches the terms of its distribution agreement with us or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory could be adversely affected.

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

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the second fiscal quarter of fiscal year 2022, our international sales were $6.9 million, or 50.2% of total revenues. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. All of our international revenues and costs for the second fiscal quarter of fiscal year 2022 have been denominated in U.S. dollars except for sales transacted through our German subsidiary. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our U.S. dollar-denominated products more expensive and thus less competitive in foreign markets and may negatively affect our reported revenue in any particular reporting period. Our international operations and sales are subject to a number of risks and potential costs, including:

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

We are subject to macro-economic fluctuations in the U.S. and worldwide economy including inflationary pressures that may cause the cost of manufacturing our products or servicing our products to increase. Concerns about consumer and investor confidence, volatile corporate profits and reduced capital spending, international conflicts, terrorist and military activity, civil unrest and pandemic-related illness could reduce customer orders or cause customer order cancellations. For example, the COVID-19 pandemic has and may continue to cause adverse impacts on global economic activity which could negatively impact our business. In addition, political and social turmoil related to international conflicts, such as that occurring in Russia and Ukraine, and terrorist acts may put further pressure on economic conditions in the United States and abroad.

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
•
acceptance of product performance, features, ease of use, scalability and durability, including with respect to our MicroPulse laser photocoagulation systems, and our PASCAL product;
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

Our success and ability to compete is dependent, in part, upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. As of July 2, 2022, our patent portfolio includes 60 active United States patents and 96 active international patents on the technologies related to our products and processes. In addition, as of July 2, 2022, we have 12 patent applications pending in the United States and 22 international patent applications pending. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Patents have a limited lifetime and once a patent expires competition may increase.

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

In addition, we are also subject to varying product standards, packaging requirements, labeling requirements, tariff regulations, duties and tax requirements. As a result of our sales in Europe, we are required to have all medical device products “CE” marked, an international symbol, affixed to all our medical device products demonstrating compliance with the European Medical Device Directives and/or Medical Device Regulations (“MDR”) and all applicable standards. While currently all our released medical device products are CE marked, continued certification is based on the successful review of our quality system by our European Registrar during their periodic audits. Any loss of certification would have a material adverse effect on our business, results of operations and financial condition. There are several major regulatory changes occurring in the regulation of medical devices in the EU. The revision of the quality system regulation (ISO 13485:2016) has been released that substantially increased the requirements for a medical device quality system. The MDR has replaced the medical device directives (93/42/EEC), and it substantially changes the way that medical devices are brought to market in the EU and how they maintain compliance throughout the product’s life cycle. Due to the UK’s exit from EU (“Brexit”), different rules will apply in Great Britain (England, Wales and Scotland), Northern Ireland and the EU after the Brexit transition period, which began January 1, 2021. Similarly, Switzerland has changed its relationship with the EU and in May 2022, will require medical device manufacturers, including us, to contract with a Swiss Authorized Representative. Additionally, the new revision 4 of the clinical evaluation report guidance document (MEDDEV 2.7.1) severely restricts the use of substantial equivalence for new products, resulting in the need for formal clinical trial data for many products. These changes will increase the cost for compliance and for product development, and they lengthen product introduction cycles. Failure to comply with these changes can have an adverse effect on our ability to release new products in a timely manner.

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

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including changes in foreign currency exchange rates, quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions, including deteriorating market conditions due to investor concerns regarding inflation and hostilities between Russia and Ukraine. During the second quarter of fiscal year 2022, the trading price of our common stock fluctuated from a low of $2.47 per share to a high of $4.55 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Title

10.1	Fourth Amendment to Loan and Security Agreement between Silicon Valley Bank and Iridex Corporation, executed on March 24, 2022.

10.2	Fifth Amendment to Loan and Security Agreement between Silicon Valley Bank and Iridex Corporation, executed on June 15, 2022.

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.CAL	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

IRIDEX Corporation

Date: August 15, 2022	By:	/s/ DAVID I. BRUCE
		Name:	David I. Bruce
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ FUAD AHMAD
		Name:	Fuad Ahmad
		Title:	Interim Chief Financial Officer (Principal Financial Officer)