Form 10-Q
period 2022-10-01
IRIDEX CORP
filed 2022-11-10
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2022

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

The number of shares of common stock, $0.01 par value, issued and outstanding as of November 3, 2022 was 15,989,622.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

IRIDEX Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share and per share data)

	October 1, 2022	January 1, 2022 (1)
ASSETS
Current assets:
Cash and cash equivalents	$15,856	$23,852
Accounts receivable, net of allowance for doubtful accounts of $420 as of October 1, 2022 and $268 as of January 1, 2022	6,157	6,610
Receivable from related party	3,587	3,106
Inventories	10,765	7,614
Prepaid expenses and other current assets	1,984	1,071
Total current assets	38,349	42,253
Property and equipment, net	435	428
Intangible assets, net	2,061	2,205
Goodwill	965	965
Operating lease right-of-use assets, net	1,862	2,565
Other long-term assets	1,287	271
Total assets	$44,959	$48,687
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,539	$2,772
Payable to related party	101	627
Accrued compensation	2,862	3,192
Accrued expenses	1,705	1,575
Other current liabilities	841	1,098
Accrued warranty	142	100
Deferred revenue	2,431	2,355
Operating lease liabilities	1,012	927
Total current liabilities	13,633	12,646
Long-term liabilities:
Accrued warranty	91	58
Deferred revenue	12,172	10,930
Operating lease liabilities	961	1,729
Other long-term liabilities	27	25
Total liabilities	26,884	25,388
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding 15,989,525 and 15,876,171 shares as of October 1, 2022 and January 1, 2022, respectively	169	168
Additional paid-in capital	86,286	85,255
Accumulated other comprehensive income	188	45
Accumulated deficit	(68,568)	(62,169)
Total stockholders’ equity	18,075	23,299
Total liabilities and stockholders’ equity	$44,959	$48,687

(1)
Derived from the audited consolidated financial statements included in the Annual Report on Form 10-K filed with the SEC for the year ended January 1, 2022.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Total revenues	$14,635	$13,264	$41,777	$38,649
Cost of revenues	8,175	7,482	23,073	21,820
Gross profit	6,460	5,782	18,704	16,829
Operating expenses:
Research and development	1,687	1,788	5,725	4,625
Sales and marketing	4,445	3,914	13,352	10,542
General and administrative	2,023	2,237	5,759	6,798
Total operating expenses	8,155	7,939	24,836	21,965
Loss from operations	(1,695)	(2,157)	(6,132)	(5,136)
Other (expense) income, net	(58)	-	(216)	2,378
Loss from operations before provision for income taxes	(1,753)	(2,157)	(6,348)	(2,758)
Provision for income taxes	14	8	51	24
Net loss	$(1,767)	$(2,165)	$(6,399)	$(2,782)
Net loss per share:
Basic	$(0.11)	$(0.14)	$(0.40)	$(0.18)
Diluted	$(0.11)	$(0.14)	$(0.40)	$(0.18)
Weighted average shares used in computing net loss per share:
Basic	15,986	15,824	15,921	15,272
Diluted	15,986	15,824	15,921	15,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net loss	$(1,767)	$(2,165)	$(6,399)	$(2,782)
Foreign currency translation adjustments	59	20	143	48
Comprehensive loss	$(1,708)	$(2,145)	$(6,256)	$(2,734)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited, in thousands, except share data)

For the three months ended October 1, 2022	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances, July 2, 2022	15,955,536	$169	$85,935	$129	$(66,801)	$19,432
Issuance of common stock under stock option plan	3,629	—	7			7
Stock-based compensation expense			377			377
Release of restricted stock, net of taxes paid	30,360	—	(33)			(33)
Other comprehensive income				59		59
Net loss					(1,767)	(1,767)
Balances, October 1, 2022	15,989,525	$169	$86,286	$188	$(68,568)	$18,075

For the nine months ended October 1, 2022	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances, January 1, 2022	15,876,171	$168	$85,255	$45	$(62,169)	$23,299
Issuance of common stock under stock option plan	9,692	—	21			21
Stock-based compensation expense			1,105			1,105
Release of restricted stock, net of taxes paid	103,662	1	(95)			(94)
Other comprehensive income				143		143
Net loss					(6,399)	(6,399)
Balances, October 1, 2022	15,989,525	$169	$86,286	$188	$(68,568)	$18,075

For the three months ended October 2, 2021	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances, July 3, 2021	15,783,704	$167	$84,265	$9	$(57,561)	$26,880
Issuance of common stock under stock option plan	29,916	—	78			78
Stock-based compensation expense			617			617
Release of restricted stock, net of taxes paid	48,903	1	(109)			(108)
Other comprehensive income				20		20
Net Income					(2,165)	(2,165)
Balances, October 2, 2021	15,862,523	$168	$84,851	$29	$(59,726)	$25,322

For the nine months ended October 2, 2021	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances, January 2, 2021	13,899,683	$148	$74,181	$(19)	$(56,944)	$17,366
Issuance of common stock, net of issuance costs	1,618,122	16	9,862			9,878
Issuance of common stock under stock option plan	53,220	1	174			175
Stock-based compensation expense			1,263			1,263
Release of restricted stock, net of taxes paid	291,498	3	(629)			(626)
Other comprehensive income				48		48
Net loss					(2,782)	(2,782)
Balances, October 2, 2021	15,862,523	$168	$84,851	$29	$(59,726)	$25,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended
	October 1, 2022	October 2, 2021
Operating activities:
Net loss	$(6,399)	$(2,782)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on Paycheck Protection Program (“PPP”) loan forgiveness	—	(2,497)
Depreciation and amortization	339	587
Stock-based compensation	1,105	1,263
Provision for doubtful accounts	187	-
Changes in operating assets and liabilities:
Accounts receivable	259	778
Receivable from related party	(481)	(2,018)
Inventories	(3,214)	(907)
Prepaid expenses and other current assets	(913)	(295)
Operating lease right-of-use assets	702	676
Other long-term assets	(1,018)	73
Accounts payable	1,770	1,547
Payable to related party	(526)	514
Accrued compensation	(328)	719
Accrued expenses	132	563
Accrued warranty	75	(88)
Deferred revenue	1,318	11,222
Operating lease liabilities	(682)	(840)
Other liabilities	(255)	1,440
Net cash (used in) provided by operating activities	(7,929)	9,955
Investing activities:
Acquisition of property and equipment	(203)	(176)
Cash paid for business combination, net	—	(5,343)
Net cash used in investing activities	(203)	(5,519)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	9,878
Proceeds from stock option exercises	21	175
Taxes paid related to net share settlements of equity awards	(94)	(626)
Net cash (used in) provided by financing activities	(73)	9,427
Effect of foreign exchange rate changes	209	79
Net (decrease) increase in cash and cash equivalents	(7,996)	13,942
Cash and cash equivalents, beginning of period	23,852	11,626
Cash and cash equivalents, end of period	$15,856	$25,568
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$81	$23
Supplemental disclosure of non-cash activities:
Transfer of inventory to property and equipment	$—	$123
ROU assets obtained with the modification of operating lease	$—	$2,042

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended January 1, 2022, which was filed with the Securities and Exchange Commission (“SEC”) on March 15, 2022. The results of operations for the three and nine months ended October 1, 2022 and October 2, 2021 are not necessarily indicative of the results for the fiscal year ending December 31, 2022 or any future interim period. The three and nine months ended October 1, 2022 and October 2, 2021 each had 13 weeks and 39 weeks, respectively. For purposes of reporting the financial results, the Company’s fiscal years end on the Saturday closest to the end of December. Periodically, the Company includes a 53rd week to a year in order to end that year on the Saturday closest to the end of December.

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

Revenue Recognition.

Our revenues arise from the sale of laser consoles, delivery devices, consumables, service, and support activities. We also derive revenue from royalties from third parties which are typically based on the licensees’ net sales of products that utilize our technology. Our revenue is recognized in accordance with Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers.” The Company recognizes revenue using the five-step model: (1) identifying the contract with the customer, (2) identifying the performance obligations in the contract, (3) determining expected transaction price, (4) allocating the transaction price to the distinct performance obligations in the contract, and (5) recognizing revenue when (or as) the performance obligations are satisfied.

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

(5)
Exclusive Distribution Rights: On March 2, 2021, the Company and Topcon Corporation (“Topcon”) entered into a distribution agreement ("Distribution Agreement"), pursuant to which the Company granted Topcon the exclusive right to distribute the Company’s retina and glaucoma products in certain geographies outside the United States. The exclusivity arrangement with Topcon obligates the Company to provide training, customer support, and exclusive territorial rights to Topcon for certain international regions, for a period of 10 years, commencing upon regulatory approval to transfer existing (non-exclusive) distribution rights from the current distributors in those regions to Topcon. The Company has the right to terminate the exclusive distribution rights granted to Topcon for any of the regions at any point in time during the 10-year exclusivity term for a termination fee that is based on a multiple of 1.2 times the revenue generated by the Company in 2019 for the respective region. Management has determined that the exclusivity rights, training, and customer support represents a single combined performance obligation for each region, to be recognized as exclusivity fee revenue on a straight-line basis over the 10-year period for each region, commencing on the date that regulatory approval is obtained for each region, based on the Standalone Selling Price (“SSP”) for such combined performance obligation for each region. The estimated fair value of the exclusive distribution rights for all regions combined totaled approximately $14.8 million. Of this amount, management has fully-constrained and returned to Topcon the arrangement fee allocated to Belarus (approximately $0.2 million) because obtaining the necessary regulatory approvals and termination of existing distributor relationships was not feasible. For the three and nine months ended October 1, 2022, $0.4 million and $1.0 million in revenue related to the exclusive distribution rights was recorded, respectively.

Costs of Obtaining Revenue Contracts.

The Company recognized assets from certain costs incurred to obtain revenue contracts. These costs relate to sales commissions arising from the sale of its products. The costs are considered incremental and recoverable of obtaining revenue contracts with customers. These deferred costs are amortized on a straight-line basis over the estimated period of benefit, which typically ranges from 2 to 3 years. As of October 1, 2022, recognized deferred costs incurred to obtain revenue contracts with customers, net of accumulated amortization, amounted to $0.2 million, included in Prepaid expenses and other current assets and Other long-term assets in the Company’s condensed consolidated balance sheets. Amortization was $19 thousand for both the three and nine months ended October 1, 2022. There were no impairment expenses for both the three and nine months ended October 1, 2022, respectively.

Sales commissions that do not represent incremental and recoverable costs of obtaining a contract are expensed as incurred. As a practical expedient, the Company will not recognize such sales commission as a contract asset but rather recognize as expense when incurred if the amortization period of the asset that the Company would have otherwise recognized is one year or less.

Contract Fulfillment Costs.

The Company recognized an asset from the costs incurred to fulfill a contract. These costs relate directly and must be incurred to satisfy performance obligations on certain specific contract with a customer. These costs are expected to be recovered over time and are amortized on a systematic basis that is consistent with the recognition of revenue to which it relates. As of October 1, 2022, recognized deferred costs incurred to fulfill a contract with a customer, net of accumulated amortization, amounted to $0.8 million, included in Prepaid expenses and other current assets and Other long-term assets in the Company’s condensed consolidated balance sheets. Amortization was $20 thousand and $42 thousand for the three and nine months ended October 1, 2022, respectively. There were no impairment expenses for both the three and nine months ended October 1, 2022, respectively.

Leases.

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use (“ROU”) assets, net and Operating lease liabilities in our condensed consolidated balance sheets. As of October 1, 2022 and January 1, 2022, the Company was not a party to finance lease arrangements.

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

We market our products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of our customers and maintains an allowance for potential credit losses. Historically, we have not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the three and nine months ended October 1, 2022 one customer, Topcon, accounted for more than 10% of total revenues, representing 31% and 29%, respectively. For the three and nine months ended October 2, 2021, one customer, Topcon, accounted for more than 10% of total revenues, representing 21% and 15%, respectively. As of October 1, 2022, one customer, Topcon, accounted for over 10% of our accounts receivable, representing 37%. As of January 1, 2022, two customers, including Topcon, accounted for more than 10% of our accounts receivable, representing 31% and 11%, respectively.

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

A reconciliation of the changes in the Company’s deferred revenue balance for the nine months ended October 1, 2022 and October 2, 2021 is as follows:

	Nine Months Ended
	October 1, 2022	October 2, 2021
Balance, beginning of period	$13,285	$1,227
Additions to deferral	3,656	12,884
Revenue recognized	(2,338)	(1,662)
Balance, end of period	14,603	12,449
Non-current portion of deferred revenue	12,172	10,199
Current portion of deferred revenue	$2,431	$2,250

During the nine months ended October 1, 2022 and October 2, 2021, approximately $0.9 million and $0.8 million were recognized pertaining to amounts deferred as of January 1, 2022 and January 2, 2021, respectively. As of October 1, 2022, approximately $11.5 million of the non-current portion of deferred revenue and $1.5 million of the current portion of deferred revenue pertain to exclusivity distribution rights deferred revenue.

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

A reconciliation of the changes in the Company’s warranty liability for the nine months ended October 1, 2022 and October 2, 2021 is as follows:

	Nine Months Ended
	October 1, 2022	October 2, 2021
Balance, beginning of period	$158	$247
Accruals for product warranties	91	70
Cost of warranty claims	(154)	(106)
Adjustment to pre-existing warranties	138	(52)
Balance, end of period	$233	$159

Implementation Costs Incurred in a Cloud Computing Service Arrangement.

The Company is currently implementing a new enterprise resource planning (“ERP”) system. The new ERP system operates in a cloud-based environment. The Company concluded that this cloud computing arrangement does not include a license, and therefore, will account for this arrangement as one that is a service contract. As of October 1, 2022, the Company capitalized $0.5 million in implementation costs, included in Prepaid expenses and other current assets and Other long-term assets in the Company’s condensed consolidated balance sheets. The Company will amortize the capitalized implementation costs over 5 years on a straight-line basis once the ERP system is ready for use. There were no amortization expenses for both the three and nine months ended October 1, 2022.

Reclassifications.

Certain reclassifications have been made to the prior year financial statements included in these condensed consolidated financial statements to conform to the current year presentation. The reclassifications had no impact on previously reported total assets, total liabilities and net loss or accumulated deficit.

3. Related Party - Topcon

Topcon holds a 10.1% voting interest in the Company, which qualifies it to be a principal owner considered a related party, even though it currently does not have significant influence over the Company’s operations.

Topcon resells certain of our products as our exclusive distributor in certain international regions. At the same time, the Company also purchases certain raw materials from Topcon. During the three months ended October 1, 2022, the Company’s revenues related to Topcon amounted to approximately $4.5 million, including $0.4 million recognized exclusive distribution rights revenue. During the nine months ended October 1, 2022, the Company's revenues related to Topcon amounted to approximately $12.1 million, including $1.0 million recognized exclusive distribution rights revenue. During the three and nine months ended October 2, 2021, the Company’s revenues related to Topcon amounted to approximately $3.0 million and $6.3 million, respectively, including $0.2 million and $0.3 million recognized exclusive distribution fees for both the for the three and nine months ended October 2, 2021, respectively. The Company’s purchases from Topcon during the three and nine months ended October 1, 2022 amounted to approximately $0.3 million and $0.9 million, respectively. As of October 1, 2022, the amounts receivable from and payable to Topcon were $3.6 million and $0.1 million, respectively. As of January 1, 2022, the amounts receivable from and payable to Topcon were $3.1 million and $0.6 million, respectively.

4. Inventories

The components of the Company’s inventories as of October 1, 2022 and January 1, 2022 are as follows:

	October 1, 2022	January 1, 2022
Raw materials	$5,850	$3,937
Work in process	301	201
Finished goods	4,614	3,476
Total inventories	$10,765	$7,614

5. Goodwill and Intangible Assets

Goodwill.

The carrying value of goodwill was $1.0 million as of both October 1, 2022 and January 1, 2022.

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

As of October 1, 2022, the Company had not identified any factors that indicated there was an impairment of its goodwill and determined that no additional impairment analysis was then required.

Intangible Assets.

The following table summarizes the components of gross and net of intangible assets carrying amounts (in thousands):

	October 1, 2022				January 1, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$340	$223	$117	4.42 Years	$340	$200	$140
Developed technology	900	204	696	5.42 Years	900	107	793
Trade names	300	52	248	7.42 Years	300	28	272
In-process R&D	1,000	—	1,000	Not applicable	1,000	-	1,000
Patents	600	600	-	None	600	600	-
	$3,140	$1,079	$2,061		$3,140	$935	$2,205

For the nine months ended October 1, 2022 and October 2, 2021, amortization expense totaled $144 thousand and $115 thousand, respectively.

The amortizations of customer relationships and trade names were charged to sales and marketing expense. The amortization for developed technology was charged to research and development expense. Future estimated amortization expense excluding in-process R&D (in thousands):

Fiscal Year:
Remainder of 2022 (three months)	$48
2023	192
2024	192
2025	180
2026	176
Thereafter	273
Total	$1,061

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of October 1, 2022 and January 1, 2022, approximate fair value because of the short maturity of these instruments.

As of October 1, 2022 and January 1, 2022, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows:

	As of October 1, 2022				As of January 1, 2022
	Fair Value Measurements				Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$14,540	$—	$—	$14,540	$23,359	$—	$—	$23,359

The Company’s Level 1 financial assets are money market funds whose fair values are based on quoted market prices. The Company does not have any Level 2 and Level 3 financial assets or liabilities.

7. Leases and Commitments and Contingencies

Operating Leases

Our operating leases consist of facility and office equipment leases. Operating lease expenses for the nine months ended October 1, 2022 and October 2, 2021 were approximately $0.8 million and $0.9 million, respectively. The weighted average discount rate used in calculating the present value of lease payments was 4.8%. As of October 1, 2022, the weighted average remaining lease term for our operating leases was 1.9 years.

The following represents maturities of operating lease liabilities as of October 1, 2022 (in thousands):

Fiscal Year	Operating Lease Payments
Remainder of 2022 (three months)	$266
2023	1,084
2024	711
Total lease payments	2,061
Less: Imputed interest	(88)
Total lease liabilities	$1,973

Purchase Commitments.

Our purchase commitments consist primarily of non-cancellable purchase commitments with vendors to manufacture certain components and ophthalmic instrumentation. As of October 1, 2022, our future minimum payments through fiscal year 2024 for our purchase commitments were approximately $22.6 million, with $10.7 million committed for the next 12 months.

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

2008 Equity Incentive Plan.

The terms of awards granted during the nine months ended October 1, 2022 were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 1, 2022.

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended October 1, 2022 and October 2, 2021:

	Three Months Ended		Nine Months Ended
(in thousands)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Cost of revenues	$53	$180	$173	$273
Research and development	39	(2)	100	48
Sales and marketing	83	273	264	412
General and administrative	202	166	568	530
	$377	$617	$1,105	$1,263

Stock-based compensation expense capitalized to inventory was immaterial for the nine months ended October 1, 2022 and October 2, 2021.

As of October 1, 2022, there was $2.0 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements. The cost is expected to be recognized over a weighted average period of 1.60 years.

Summary of Stock Options.

The following table summarizes stock options information during the nine months ended October 1, 2022:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding as of January 1, 2022	1,772,621	$5.07
Granted	109,000	3.59
Exercised	(9,692)	2.20
Canceled or forfeited	(98,887)	8.72
Outstanding as of October 1, 2022	1,773,042	$4.79	$117

The weighted average grant date fair value of the options granted was $2.18 and $3.79 per share for the nine months ended October 1, 2022 and October 2, 2021, respectively.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock-based awards (options) with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Average risk free interest rate	3.98%	0.89%	3.29%	0.87%
Expected life (in years)	4.5	4.45	4.5	4.45
Dividend yield	—%	—%	—%	—%
Average volatility	76%	74%	76%	74%

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

Information regarding stock options outstanding, vested, expected to vest, and exercisable as of October 1, 2022 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Options outstanding	1,773,042	$4.79	5.05	$117
Options vested and expected to vest	1,695,031	$4.79	5.00	$114
Options exercisable	935,456	$4.85	4.27	$77

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of October 1, 2022, that would have been received by option holders had all option holders exercised their stock options as of that date. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the nine months ended October 1, 2022 and October 2, 2021 was approximately $23 thousand and $207 thousand, respectively.

Summary of RSUs and Awards

Information regarding RSUs activity for the nine months ended October 1, 2022 is summarized below:

Number of Shares
Outstanding as of January 1, 2022	253,761
RSUs granted	137,360
RSUs released	(138,756)
RSUs forfeited	(6,638)
Outstanding as of October 1, 2022	245,727

9. Income Taxes

Provision for Income Tax.

The Company calculates its interim tax provision in accordance with the provisions of ASC 740-270, Income Taxes; Interim Reporting. For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur. The Company recorded a provision for income tax of $51 thousand and $24 thousand for the nine months ended October 1, 2022 and October 2, 2021, respectively.

Deferred Income Taxes.

The Company accounts for income taxes in accordance with ASC topic 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. As of the third quarter of fiscal year 2022, based on the Company’s recent history of losses and its forecasted losses, management believes on the more likely than not basis that a full valuation allowance is required. Accordingly, the Company continues to provide a full valuation allowance on its federal and states deferred tax assets.

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

10. Computation of Basic and Diluted Net Loss Per Share

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

For the three months ended October 1, 2022 and October 2, 2021, potential shares from stock options and RSUs totaling 1,717,479 and 1,620,634 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding. For the nine months ended October 1, 2022 and October 2, 2021, potential shares from stock options and RSUs totaling 1,706,283 and 1,624,167 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding.

A reconciliation of the numerator and denominator of basic and diluted net loss per common share is provided as follows:

	Three Months Ended		Nine Months Ended
(in thousands except per share data)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Numerator:
Net loss	$(1,767)	$(2,165)	$(6,399)	$(2,782)
Denominator:
Weighted average shares of common stock (basic)	15,986	15,824	15,921	15,272
Effect of dilutive stock options	—	—	—	—
Effect of dilutive RSUs	—	—	—	—
Weighted average shares of common stock (diluted)	15,986	15,824	15,921	15,272
Per share data:
Basic net loss per share	$(0.11)	$(0.14)	$(0.40)	$(0.18)
Diluted net loss per share	$(0.11)	$(0.14)	$(0.40)	$(0.18)

11. Business Segments

The Company operates in one segment, ophthalmology. The Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service, and support activities.

Revenue information shown by product group is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Cyclo G6	$3,460	$3,145	$10,477	$10,093
Retina	8,750	7,777	23,580	22,012
Other(1)	2,425	2,342	7,720	6,544
Total revenues	$14,635	$13,264	$41,777	$38,649

(1) Includes service contract revenues of $358 thousand and $387 thousand and $1,122 thousand and $1,061 thousand recognized during the three and nine months ended October 1, 2022 and October 2, 2021, respectively. Includes $351 thousand and $228 thousand and $985 thousand and $339 thousand recognized revenue related to the exclusive distribution rights during the three and nine months ended October 1, 2022 and October 2, 2021, respectively. Other also includes revenues from paid service, royalty, freight and legacy G probes.

Revenue information shown by geographic region, based on the sales destination, is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
United States	$7,415	$6,674	$20,806	$18,634
Europe, Middle East and Africa	3,480	3,215	9,732	8,925
Asia/Pacific Rim	2,910	2,862	8,949	9,378
Rest of Americas	830	513	2,290	1,712
Total revenues	$14,635	$13,264	$41,777	$38,649

Revenues are attributed to countries based on the location of end customers.

Other than the United States, the Netherlands accounted for at least 10% of the Company’s revenues during the three and nine months ended October 1, 2022, representing 14% and 10%, respectively. Other than the United States, the Netherlands accounted for at least 10% of the Company's revenues during the three months ended October 2, 2021, representing 10%. Other than the United States, Japan accounted for more than 10% of the Company’s revenues during the nine months ended October 2, 2021, representing 13%. The United States accounted for 50.7% and 50.3% of revenues for the three months ended October 1, 2022 and October 2, 2021, respectively, and for 49.8% and 48.2% of revenues for the nine months ended October 1, 2022 and October 2, 2021, respectively.

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

For more information on risks associated with the COVID-19 outbreak, see the section titled “Risk Factors” in Item 1A of Part II.

Results of Operations

The following table sets forth certain operating data as a percentage of revenues:

	Three Months Ended		Nine Months Ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	55.9%	56.4%	55.2%	56.5%
Gross margin	44.1%	43.6%	44.8%	43.5%
Operating expenses:
Research and development	11.5%	13.5%	13.7%	12.0%
Sales and marketing	30.4%	29.5%	32.0%	27.3%
General and administrative	13.8%	16.8%	13.8%	17.5%
Total operating expenses	55.7%	59.8%	59.5%	56.8%
Loss from operations	(11.6%)	(16.2%)	(14.7%)	(13.3%)
Other (loss) income, net	(0.4%)	—%	(0.5%)	6.2%
Loss from operations before provision for income taxes	(12.0%)	(16.2%)	(15.2%)	(7.1%)
Provision for income taxes	0.1%	0.1%	0.1%	0.1%
Net loss	(12.1%)	(16.3%)	(15.3%)	(7.2%)

The following comparisons are between the three months ended October 1, 2022 and October 2, 2021:

Revenues.

	Three Months Ended	Three Months Ended
(in thousands)	October 1, 2022	October 2, 2021	Change in $	Change in %
Cyclo G6	$3,460	$3,145	$315	10.0%
Retina	8,750	7,777	973	12.5%
Other	2,425	2,342	83	3.5%
Total revenues	$14,635	$13,264	$1,371	10.3%

Our total revenues increased by $1.3 million, or 10.3%, from $13.3 million to $14.6 million. The increase is primarily due to the continued strength of our Retina product line, particularly capital equipment and delivery devices, and an increase in recognized exclusive distribution rights revenue.

While we believe that demand for our products remains and our outlook has improved, the overall capital expenditure landscape within hospitals, surgi-centers and physician offices is still being impacted by the general level of uncertainty brought on by COVID variants, the significant rise in costs and expectations for softer worldwide economic activity. Because of these headwinds, we anticipate some capital expenditures may be deferred.

Gross Profit and Gross Margin.

Gross profit increased by $0.7 million, or 11.7%, from $5.8 million to $6.5 million. Gross margin increased by 0.5% from 43.6% to 44.1%. The increase in gross margin was driven by favorable product mix, continuing pricing discipline and an increase in recognized exclusive distribution rights revenue.

Gross margins are expected to fluctuate due to changes in the relative proportion of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and other factors.

Research and Development.

Research and development (“R&D”) expenses decreased by $0.1 million, or 5.6%, from $1.8 million to $1.7 million. Spending on investment in PASCAL product line and on new and expanded product portfolio remained relatively flat as we come to completion of some projects.

Sales and Marketing.

Sales and marketing expenses increased by $0.5 million, or 13.6%, from $3.9 million to $4.4 million. The increase was primarily attributable to the implemented expansion of our sales and marketing programs.

General and Administrative.

General and administrative expenses decreased by $0.2 million, or 9.6%, from $2.2 million to $2.0 million. The decrease was primarily attributable to decreases in bonus accruals, patent expense, and regulatory expense, offset by an increase in bad debt expense.

Other (Expense) Income, Net.

Other expense, net was $0.1 million compared to other income, net, of zero. Other (expense) income, net, consisted primarily of interest income or expense and foreign currency gain or loss.

Income Taxes.

We recorded an income tax provision of $14 thousand and $8 thousand, respectively.

The following comparisons are between the nine months ended October 1, 2022 and October 2, 2021:

Revenues.

	Nine Months Ended	Nine Months Ended
(in thousands)	October 1, 2022	October 2, 2021	Change in $	Change in %
Cyclo G6	$10,477	$10,093	$384	3.8%
Retina	23,580	22,012	1,568	7.1%
Other	7,720	6,544	1,176	18.0%
Total revenues	$41,777	$38,649	$3,128	8.1%

Our total revenues increased by $3.2 million, or 8.1%, from $38.6 million to $41.8 million. The increase is primarily due to an increase in the sale of laser console, delivery devices, service, an increase in recognized exclusive distribution rights revenue and continued strength of Retina product line in the domestic market.

While we believe that demand for our products remains and our outlook has improved, the overall capital expenditure landscape within hospitals, surgi-centers and physician offices is still being impacted by the general level of uncertainty brought on by COVID variants, the significant rise in costs and expectations for softer worldwide economic activity. Because of these headwinds, we anticipate some capital expenditures may be deferred.

Gross Profit and Gross Margin.

Gross profit increased by $1.9 million, or 11.1%, from $16.8 million to $18.7 million. Gross margin increased by 1.3% from 43.5% to 44.8%. The increase in gross margin was driven by favorable geographic mix, continuing pricing discipline and an increase in recognized exclusive distribution rights revenue.

Gross margins are expected to fluctuate due to changes in the relative proportion of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and other factors.

Research and Development.

Research and development (“R&D”) expenses increased by $1.1 million, or 23.8%, from $4.6 million to $5.7 million. The increase in spending was primarily attributable to increased level of spending on new product development initiatives and on development of the PASCAL product line.

Sales and Marketing.

Sales and marketing expenses increased by $2.9 million, or 26.7%, from $10.5 million to $13.4 million. The increase was primarily attributable to the implemented expansion of our sales and marketing programs.

General and Administrative.

General and administrative expenses decreased by $1.0 million, or 15.3%, from $6.8 million to $5.8 million. The decrease in spending was primarily attributable to a decrease in legal and consulting expenses with prior year's spending was mainly associated with acquisition of the PASCAL Business and execution of the Exclusive Distribution Agreement with Topcon.

Other (Expense) Income, Net.

Other expense, net was $0.2 million, compared to other income, net of $2.4 million. Other (expense) income, net, consisted primarily of interest income or expense and foreign currency gain or loss. We recognized a $2.5 million gain on PPP loan forgiveness as other income during the nine months ended October 2, 2021.

Income Taxes.

We recorded an income tax provision of $51 thousand and $24 thousand, respectively.

Liquidity and Capital Resources.

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of October 1, 2022, we had cash and cash equivalents of $15.9 million and working capital of $24.7 million compared to cash and cash equivalents of $23.9 million and working capital of $29.6 million as of January 1, 2022.

Net cash used in operating activities was $7.9 million in the nine months ended October 1, 2022 compared to net cash provided by operating activities of $10.0 million in the nine months ended October 2, 2021. The increase in net cash used by operating activities, expressed in direct cash flow terms, was primarily due to an increase in vendor payments as we try to mitigate supply chain challenges and an increase in payroll due to higher headcount and higher bonus payout, offset by an increase in cash receipts from customers and the receipt of exclusive distribution fee during the prior year period.

For the nine months ended October 1, 2022, net cash used in investing activities was $203 thousand, which consisted of capital expenditures. For the nine months ended October 2, 2021, net cash used in investing activities was $5.5 million, which consisted primarily of the purchase of the PASCAL Business for $5.3 million.

For the nine months ended October 1, 2022, net cash used in financing activities was $73 thousand, primarily from payroll taxes related to net share settlement of equity awards partially offset by the net proceeds arising from the proceeds from stock option exercises. For the nine months ended October 2, 2021, net cash provided by financing activities was $9.4 million, primarily from the net proceeds arising from the issuance of common stock and proceeds from stock option exercises, partially offset by payroll taxes related to net share settlement of equity awards.

We have historically funded our operations primarily through sales of our products to customers, sales of our common stock and borrowing arrangements. As of October 1, 2022, our principal sources of liquidity consisted of cash and cash equivalents of $15.9 million. We have incurred net losses over the last several years, and as of October 1, 2022, have an accumulated deficit of approximately $68.6 million. We expect to continue to incur operating losses and negative cash flows from operations.

The Company has an existing Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank providing for up to $8.0 million secured revolving loan facility (“Revolving Loan Facility”). In March 2022, the Fourth Amendment to the Loan Agreement was executed primarily to extend the term through May 31, 2022. In June 2022, the Fifth Amendment to the Loan Agreement was executed primarily to extend the term through December 1, 2023. As of October 1, 2022 and January 1, 2022, there were no amounts outstanding under the Loan Agreement.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 1, 2022. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risk Factor Summary

Our business operations are subject to numerous risks, factors and uncertainties outside of our control that could cause our actual results to be harmed, including risks regarding the following:

General economic factors

•
the COVID-19 pandemic and responsive measures; and
•
worldwide economic downturns and related uncertainties;

Operational factors

•
the success of our relationship with our strategic partner and main distributor Topcon.
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
•
costs, sales volumes, results of operations, and revenues;
•
the loss of key personnel;
•
meeting product demand;
•
dependence on sole source and limited source suppliers;
•
catastrophic loss;
•
disruptions to our information technology system and breaches of data security;
•
maintaining relationships with health care providers;
•
the misuse of our products;

•
our reputation and brand;
•
the inability of our customers to obtain credit or material increases in interest rates;
•
recalls of our products; and
•
managing growth effectively.

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
•
environmental requirements.

Financing and transactional risks

•
divestitures of our businesses or product lines;
•
efforts to acquire additional companies or product lines;
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

As a result of the COVID-19 outbreak around the world, we have adopted several measures including allowing employees to work from home and slowing our manufacturing operations. The COVID-19 pandemic has caused disruption and delays in our ability to operate and manufacture, test and assemble products in our internal facilities, particularly in our Mountain View, California facility, and has limited our ability to continue certain research and development activities which could materially and adversely affect our ability to develop new products and technologies on the timelines we previously anticipated.

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

Growth in our sales and marketing organization may increase costs and create operational challenges without immediately offsetting benefits.

We have increased and continue to increase our internal sales and marketing functions. This growth may place a strain on our management, operating and financial systems and our sales, marketing, training and administrative resources. As a result, our operating costs may escalate even faster than planned, and some of our internal systems may need to be enhanced or replaced. For example, if we are unable to provide adequate training for our expanding sales force, our ability to fully utilize new sales and marketing resources may be adversely impacted, we could suffer reputational harm and our ability to maintain our installed base of customers may be negatively impacted. If we cannot effectively manage our expanding operations and our costs, we may not be able to grow effectively or we may grow at a slower pace, and our business could be adversely affected.

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

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the third fiscal quarter of fiscal year 2022, our international sales were $7.2 million, or 49.3% of total revenues. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. All of our international revenues and costs for the third fiscal quarter of fiscal year 2022 have been denominated in U.S. dollars except for sales transacted through our German subsidiary. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our U.S. dollar-denominated products more expensive and thus less competitive in foreign markets and may negatively affect our reported revenue in any particular reporting period. Our international operations and sales are subject to a number of risks and potential costs, including:

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

Divestitures of our businesses or product lines may materially and adversely affect our financial condition, results of operations or cash flows and require us to raise additional capital to replace revenue from those business units or product lines.

We have two main businesses: glaucoma and retina, domestic and international operations within each and many product lines within the two businesses. We periodically evaluate the performance and strategic fit of our businesses and may sell businesses or product lines. Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management's attention from other business concerns, the disruption of our business, the potential loss of key employees and the retention of uncertain environmental or other contingent liabilities related to the divested business. In addition, divestitures may result in significant asset impairment charges, including those related to goodwill and other intangible assets, and the loss of revenue which could have a material adverse effect on our financial condition and results of operations. In addition, we may not realize the expected value from the divestiture of a business or product lines and may need to raise additional capital to replace the revenue generated from the business or product line that is divested. We can provide no assurance that such capital will be available or available on terms that are acceptable to us. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line, and any divestiture we undertake could materially and adversely affect our business, financial condition, results of operations and cash flows, and may also result in a diversion of management attention, operational difficulties and losses.

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

Our success and ability to compete is dependent, in part, upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. As of October 1, 2022, our patent portfolio includes 62 active United States patents and 96 active international patents on the technologies related to our products and processes. In addition, as of October 1, 2022, we have 12 patent applications pending in the United States and 24 international patent applications pending. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Patents have a limited lifetime and once a patent expires competition may increase.

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

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including changes in foreign currency exchange rates, quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions, including deteriorating market conditions due to investor concerns regarding inflation and hostilities between Russia and Ukraine. During the third quarter of fiscal year 2022, the trading price of our common stock fluctuated from a low of $2.41 per share to a high of $3.41 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

IRIDEX Corporation

Date: November 10, 2022	By:	/s/ DAVID I. BRUCE
		Name:	David I. Bruce
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ FUAD AHMAD
		Name:	Fuad Ahmad
		Title:	Interim Chief Financial Officer (Principal Financial Officer)