Form 10-K
period 2022-12-31
IRIDEX CORP
filed 2023-03-09
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITY EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting common equity held by non-affiliates of the Registrant was approximately $32,139,628 as of July 2, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price reported for such date on the Nasdaq Global Market. The registrant did not have any non-voting common equity outstanding. For purposes of this disclosure, shares of common stock held by each executive officer and director and by each holder of 5% or more of the outstanding shares of common stock have been excluded from this calculation, because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 2, 2023, Registrant had 16,007,161 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the Proxy Statement for the Registrant’s 2023 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange commission within 120 days after the end of the fiscal year to which this report relates.

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
•
macroeconomic conditions, including impact of the COVID-19 pandemic, foreign exchange fluctuation, inflation concerns, rising interest rates and recessionary fears, on our business and results of operations;
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

Our propriety MicroPulse® Technology and Endpoint Management™ Technology are used for the treatment of glaucoma and retina disorders. Both technologies are offered as optional treatment modes in select laser consoles in addition to the standard continuous-wave (“CW”) treatment mode. They allow low-energy, subvisible, tissue-sparing laser therapy by different means: MicroPulse technology uses short, microsecond-long laser pulses that allow tissue to cool between pulses giving physicians finer control of thermal elevation to minimize tissue damage. Endpoint Management technology uses a delivery algorithm to titrate the laser energy. CW laser photocoagulation can stabilize vision over the long term but can also result in varying degrees of vision loss. Both MicroPulse and Endpoint Management technologies have demonstrated clinical efficacy with a safer profile compared to standard high-energy CW laser for the treatment of both retinal diseases and glaucoma.

Our products consist of laser consoles, delivery devices and consumable probes.

Our laser consoles consist of the following product lines:

•
Glaucoma – Our primary glaucoma console line is the Cyclo G6® laser system with MicroPulse technology. In addition, our medical retina consoles have features supporting glaucoma laser treatments.
•
Medical Retina – Our medical-retina product line includes our portable IQ 532® and IQ 577® laser systems with MicroPulse technology; and the Pattern Scanning Laser (“PASCAL”) System, an integrated workstation with Endpoint Management technology and MicroPulse technology. These systems are ideal for multispecialty practices because these lasers also can be used to treat glaucoma, i.e., single-spot laser trabeculoplasty using MicroPulse technology, iridotomy, and iridectomy using the IQ lasers; and pattern scanning laser trabeculoplasty (PSLT) using the PASCAL laser system.
•
Surgical Retina – Our surgical-retina product line includes our OcuLight® TX and OcuLight® SLx (with MicroPulse technology) laser photocoagulation systems. These systems are often used in vitrectomy procedures, which are used to treat proliferative diabetic retinopathy, macular holes, retinal tears and detachments.

Our business generates recurring revenues through sales of consumable products, predominantly single-use laser probe devices and other instrumentation, as well as repair, service and extended service contracts for our laser systems.

Our laser probes consist of the following product lines:

•
Glaucoma – Probes used in our glaucoma product line include our patented single-use delivery devices - MicroPulse P3®, G-Probe®, and G-Probe Illuminate®.
•
Surgical Retina – Probes used in our surgical retina product line include our family of single-use EndoProbe® handpieces.

Ophthalmologists typically use our laser systems in hospital operating rooms and ambulatory surgical centers, as well as their offices and clinics. In operating rooms and ambulatory surgical centers, ophthalmologists use our laser systems with either an indirect laser ophthalmoscope or a single-use consumable probe, including MicroPulse P3®, G-Probe® and G-Probe Illuminate® delivery devices, and EndoProbe handpieces. In the offices and clinics, ophthalmologists use our laser systems with either an indirect laser ophthalmoscope or a slit-lamp adapter.

In 2022 and 2021, our products were sold in the United States and Germany predominantly through a direct sales force and internationally (aside from Germany) primarily through Topcon Corporation (“Topcon”) and other independent distributors. Total revenues in 2022 and 2021 were $57.0 million and $53.9 million, respectively. We generated net losses of $7.5 million and $5.2 million in 2022 and 2021, respectively.

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

Impact of Macroeconomic Conditions, Including the COVID-19 Pandemic to our Business

Current macroeconomic conditions, including the ongoing COVID-19 pandemic and efforts to mitigate its impact, recessionary fears, inflation concerns, and rising interest rates as a result of government actions to combat inflation, as well as other geopolitical developments, have impacted and may continue to impact business spending and the economy as a whole.

The macroeconomic conditions on our business and operations remains highly uncertain, and it is not possible for us to predict the duration and extent to which they will affect our business, future results of operations, and financial condition.

For more information on risks associated with macroeconomic conditions, including the COVID-19 pandemic, see the section titled “Risk Factors” in Item 1A of Part I. For more information on the impact of macroeconomic conditions, including the COVID-19 pandemic, on our business, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7 of Part II.

Our Market Opportunity

The global ophthalmology market is experiencing significant growth, driven by the aging population and the increasing prevalence of chronic diseases. Our focus is on the glaucoma and retina disease markets, which represent a significant portion of this market.

Glaucoma

Glaucoma is a progressive, chronic disease most recognized by high intraocular pressure (“IOP”). Elevated IOP is often caused by too much aqueous humor (the thin watery fluid that fills the front of the eye) being produced, not enough being drained, or a combination of both. It is a leading cause of blindness worldwide, with an estimated 80-100 million candidates for treatment. Although reducing IOP is the only proven treatment, the traditional options of pharmaceuticals and incisional surgery have significant shortcomings, such as poor patient compliance, financial burden, impact to lifestyle, and side-effects more invasive than MP laser treatments. These limitations create an unmet medical need in the management of glaucoma patients. Given these limitations, there is a growing interest in alternative approaches that can provide comparable or better outcomes with a better safety profile at a lower cost. Our company is poised to address this unmet medical need and capture a significant market opportunity.

Medical Retina

Our medical retina business is focused on providing innovative and effective treatments for retinal disorders, which if left untreated, can lead to vision loss and blindness. It is estimated that 463 million people worldwide had diabetes in 2019, and this number is expected to increase to 578 million by 2030 and as many as 700 million by 2045, according to the International Diabetes Federation. Previous clinical studies have shown that 28.5% of diabetic patients may develop some form of diabetic retinopathy.

For some retinal disorders, traditional treatments such as standard CW laser photocoagulation and injected pharmaceuticals have significant shortcomings. CW laser photocoagulation can stabilize vision over the long term but can also result in varying degrees of vision loss, while pharmaceuticals require repeated painful injections that may cause side effects including an increased risk of eye infections. Furthermore, the repeated injections are demanding on physicians, patients, and the healthcare system in terms of time and cost. As a result, there is a growing interest in alternative approaches that can provide comparable or better patient outcomes with an improved safety profile at lower costs. Our medical retina business is dedicated to developing and providing such innovative and effective treatments for retinal diseases.

Our Solution

Our traditional laser technology was developed to perform laser photocoagulation by using a mode that delivers continuously-on laser light, which is referred to as CW mode. Laser photocoagulation generates a local healing response and has been demonstrated to be a safe and effective therapy with long-term benefits for certain ophthalmic procedures. However, use of the CW mode typically leads to local tissue damage and can cause loss of visual function, which limits the applications of the technology.

Our solutions build on traditional CW laser and innovative technology, such as:

•
Our proprietary MicroPulse technology chops a CW laser beam into an envelope of repetitive short “ON” pulses with longer “OFF” periods that allow tissue to cool between pulses. CW laser is analogous to holding your hand still over a candle flame; your hand will quickly burn. MicroPulse is analogous to moving your hand quickly in and out of the candle flame; your hand has time to cool between passes to avoid burning. MicroPulse has been clinically proven to be effective and safe for the treatment of glaucoma and retinal diseases, with a growing body of clinical evidence published over the past decade. We have developed three applications of our MicroPulse technology for the treatment of eye diseases, providing a range of options for physicians and patients seeking improved outcomes with reduced risks.
•
Our Endpoint Management technology allows clinicians to titrate the laser to subvisible, tissue-sparing levels using a proprietary energy delivery algorithm for the treatment of retinal diseases and glaucoma. By use of this formula, heat induced changes in the retina are controlled as Endpoint Management simultaneously modulates the laser power and duration providing linear control over a non-linear process.
•
Our pattern scanning laser technology efficiently delivers large laser patterns reducing treatment time and patient discomfort during treatment. PASCAL represents an improvement in ophthalmic treatment technology and is committed to helping physicians deliver effective results for patients. Ophthalmologists choose PASCAL because of its speed and ease of use.

Market Opportunities with Iridex' Technology Solutions

Market Opportunities	Iridex Technologies	Laser Systems, Delivery Devices & Overview
Glaucoma	MicroPulse Increase outflow via uveoscleral pathway

Treats glaucoma using our Cyclo G6 laser system and MicroPulse P3 delivery device. MicroPulse P3 is Iridex’s proprietary, single-use, disposable probe. It delivers MicroPulse laser transsclerally (through the white of the eye) to target the ciliary body inside the eye. The ciliary body controls various ocular functions including aqueous humor production, and it helps facilitate the reduction of aqueous humor via outflow channels.

Transscleral laser therapy (“TLT”) using MicroPulse technology is a non-incisional treatment that is believed to reduce IOP primarily through uveoscleral outflow. Numerous peer-reviewed published clinical studies have demonstrated MicroPulse TLT as a safe and clinically effective treatment to lower patients’ IOP and reduce the number of topical eye drops and oral medications across a wide spectrum of glaucoma types and disease severity. Glaucoma specialists and comprehensive ophthalmologists incorporate MicroPulse TLT prior to, concurrent with, and after other surgical therapies. It’s a repeatable procedure which doesn’t impact the patient’s quality of life nor does it inhibit future interventions.

Glaucoma	MicroPulse Increase outflow via trabecular meshwork

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

Glaucoma	PSLT Increase outflow via trabecular meshwork

Pattern Scanning Laser Trabeculoplasty (PSLT) is a computer-guided therapy that provides precise placement of laser patterns along the trabecular meshwork, independent of the visibility of lesions. PSLT provides rapid, precise, and subvisible computer-guided treatment with exact placement of the patterns for the lowering of IOP.

Glaucoma	CW Reduce inflow

Treats glaucoma using our Cyclo G6 laser system and G-Probe or G-Probe Illuminate delivery device. The Iridex G-Probe is a fiber-optic laser delivery device used to selectively ablate ciliary processes in patients who require treatment for refractory glaucoma. Delivery is transscleral (through the white of the eye). The G-Probe Illuminate provides built-in transillumination for optimized probe placement and therapeutic outcome.

Medical Retina	MicroPulse

Treats Retinal Disorders with our IQ laser system. MicroPulse laser is administered through our TxCell Pattern Scanning Slit Lamp Adapter or standard slit lamp adapter. Studies have demonstrated that for the treatment of retinal disorders, MicroPulse laser therapy has several competitive advantages over alternate therapies with respect to long term vision stability, visual function, and cost effectiveness.

Medical Retina	CW Endpoint Management MicroPulse

Treats Retinal Disorders with our PASCAL laser system. PASCAL efficiently delivers large laser patterns reducing treatment time and patient discomfort during treatment of retinal disorders using standard CW laser therapy or sub-threshold Endpoint Management.

MicroPulse laser is administered through the integrated slit lamp on our PASCAL laser system. Studies have demonstrated that for the treatment of retinal disorders, MicroPulse laser therapy has several competitive advantages over alternate therapies with respect to long term vision stability, visual function, and cost effectiveness.

Surgical Retina	CW

The Iridex EndoProbe is used with our IQ and OcuLight lasers. EndoProbe handpieces are used to treat proliferative diabetic retinopathy, macular holes, retinal tears and detachments. These disposable probes are available in tapered, angled, stepped, aspirating, illuminating, and adjustable styles, as well as a wide variety of sizes. The EndoProbe is a sterile disposable product.

Our Strategy

As a global leader in developing, manufacturing, marketing, selling and servicing innovative medical laser systems and associated instrumentation for the treatment of sight-threatening eye diseases, we aim to capitalize on our strong brand and distribution network within the ophthalmology market. Our goal is to promote MicroPulse as a credible treatment option for glaucoma and retinal diseases, while also commercializing a range of products that enhance therapeutic outcomes for patients, streamline physician efficiency, reduce costs, and provide economic benefits to healthcare systems. We are committed to pursuing a variety of organic initiatives, with potential acquisitions serving as a complementary strategy and complementary inorganic initiatives. Through the successful execution of this strategy, we anticipate driving profitable growth and creating increased shareholder value.

To achieve these goals, we are pursuing several organic initiatives that we anticipate will be supplemented from time to time by acquisitions, such as the asset acquisition completed with one of the subsidiaries for Topcon. We anticipate that the successful execution of this strategy will lead to profitable growth and enhanced shareholder value.

Our Products

Our products are designed with a system approach in mind, with each system consisting of a laser console that generates laser energy, along with a range of interchangeable delivery devices or single-use disposable probes for use in specific clinical applications. This enables our customers to invest in a basic laser system and expand their therapeutic capabilities over time, with the ability to add additional delivery devices or disposable probes as needed. Our product line currently comprises three main categories: (1) laser consoles, (2) delivery devices, which are optical-mechanical products that can be mounted to ophthalmologists' diagnostic equipment and transmit the laser energy, and (3) single-use disposable probes, which deliver the laser energy to targeted regions inside the eye.

Laser Consoles

Our laser consoles, which are identified below, incorporate the economic and technical benefits of solid state and semiconductor laser technology to design small, portable and reliable lasers.

Glaucoma:

Cyclo G6 Laser System. The Cyclo G6 is an infrared (810nm) laser designed to treat patients diagnosed with a range of glaucoma disease states. The Cyclo G6 system is sold with a family of probes that are disposable, including our patented MicroPulse P3 probe that utilizes our MicroPulse technology, our G-Probe and G-Probe Illuminate.

PASCAL Laser System. The new Iridex PASCAL is available in either 532 nm or 577 nm wavelengths. Pattern Scanning Laser Trabeculoplasty (“PSLT”) is a tissue-sparing laser treatment for reducing IOP in open angle glaucoma. PSLT provides a rapid, precise, and minimally traumatic computer-guided treatment that applies a sequence of patterns onto the trabecular meshwork.

Medical retina:

IQ Laser System. Our IQ laser systems offer our MicroPulse technology but also have CW capabilities. Our IQ 577 delivers visible yellow (577nm) laser light and our IQ 532 delivers visible green (532nm) laser light. Our IQ laser systems are typically used with our TxCell® Scanning Laser Delivery System and our Slit Lamp Adapters when used to treat retinal disorders with MicroPulse.

PASCAL Laser System. The new Iridex PASCAL is available in either 532 nm or 577 nm wavelengths. It offers the ultimate combination of pattern scanning, Endpoint Management Technology, Pattern Scanning Laser Trabeculoplasty, and now, MicroPulse Technology, providing physicians with expanded treatment capabilities in a smaller, ergonomically-optimized laser platform.

Surgical retina: Our OcuLight TX laser delivers visible green (532nm) laser light. Our OcuLight SLx laser delivers infrared (810 nm) laser light.

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

Single-use disposable probes

The following delivery device is typically used with our IQ laser systems:

TxCell Scanning Laser Delivery System (“TxCell”). TxCell allows the physician to perform multi-spot pattern scanning for efficient delivery of MicroPulse laser therapy.

MicroPulse P3 Probe. The MicroPulse P3 delivery device is used with our Cyclo G6 laser system to perform transscleral laser therapy (“TLT”) using MicroPulse technology. The MicroPulse P3 probe is used on an anesthetized eye in the doctor’s office or in the operating rooms. The non-incisional procedure takes just a few minutes and results in minimal post-operative recovery for the patient. MicroPulse TLT may be used to treat a wide variety of glaucoma types, including open-angle and closed-angle glaucoma, and a broad range of disease severity.

Since the launch of the MicroPulse P3 probe in 2015, we have worked with physicians to optimize treatment techniques and clinical outcomes. During our collaborations, we learned that minor ergonomic probe modifications could facilitate easier use and result in more consistent clinical outcomes. In Q4 2019, we released a revised MicroPulse P3 probe that reflects these modifications. Initial feedback from approximately 150 physicians has been very positive in terms of better viewing of the treatment area, ease of treating small eyes and deep-set eyes, more intuitive probe orientation and placement, better stabilization of the probe on the eye, and improved light coupling to the tissue. In addition, physicians have continued to observe excellent safety profiles and good preliminary clinical results.

In 2021, an international panel of 10 glaucoma experts was formed to provide peer-driven contemporary clinical guidance on the use and indications of the revised MicroPulse P3 Probe and Cyclo G6 Laser System for the treatment of glaucoma. They performed a complete analysis of MicroPulse TLT clinical, technical, and practical experience to date, and then conducted a three-round Delphi method to develop recommendations for its clinical application. Two peer-reviewed manuscripts from Clinical Ophthalmology, an international peer-reviewed journal, document their findings and recommendations, and conclude that used with proper energy settings, techniques and treatment indications, MicroPulse TLT is a safe and effective treatment for many cases of glaucoma and is a useful addition to the glaucoma treatment armamentarium.

G-Probe® . The G-Probe is used in procedures to treat uncontrolled glaucoma, typically described as “refractory glaucoma.” The G-Probe delivers CW laser to the ciliary body and is believed to stop the production of aqueous humor, thus reducing IOP. The G-Probe’s non-invasive procedure takes approximately ten minutes and is performed on an anesthetized eye in the doctor’s office or operating rooms. The G-Probe is a sterile disposable product.

G-Probe Illuminate®. The G-Probe Illuminate is also used in procedures to treat refractory glaucoma. The proprietary illumination feature allows for more targeted treatment and may offer additional clinical benefits. The G-Probe Illuminate is a sterile disposable product.

EndoProbe® Handpieces. Our EndoProbe family of products are used for endophotocoagulation, a retinal treatment procedure performed in the hospital operating rooms or ambulatory surgical centers during a vitrectomy procedure. Vitrectomy procedures are performed to treat proliferative diabetic retinopathy, macular holes, retinal tears and detachments. These disposable probes are available in tapered, angled, stepped, aspirating, illuminating, and adjustable styles, as well as a wide variety of sizes. The EndoProbe is a sterile disposable product.

Research and Development

We have close working relationships with researchers, clinicians and practicing physicians around the world who provide new ideas, evaluate prototypes and assist us in validating new products and new applications before they are introduced.

Our internal research and development (“R&D”) activities are performed by a current team of 20 engineers and regulatory professionals with experience in various aspects of medical products, laser systems, delivery devices, clinical techniques, and regulatory affairs with a focus on introducing innovative products which satisfy the unmet and emerging needs of our customers. The core competencies of the team include: mechanical engineering, electrical engineering, optics, lasers, fiber optics, software, and industrial designs. The R&D process integrates all of the necessary disciplines from product inception through customer acceptance. This process facilitates reliable new product innovations and a consistent pipeline of innovative products for our customers.

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

Sales and Marketing

Our sales and marketing strategies for 2022 focused on the United States and Germany, primarily through our direct sales team, while we worked with independent distributors for international sales (excluding Germany). We have 28 direct sales personnel in the United States, one in Germany, and seven team members dedicated to managing our distribution sales efforts globally. Sales operations are managed from our headquarters in Mountain View, California. In 2022, international sales accounted for 48.8% of our revenues, respectively. We anticipate that our international sales will remain a significant contributor to our revenue in the future. Our customers are located in Europe, Asia, the Pacific Rim, the Middle East, Africa, and Latin America. We usually enter into exclusive distribution agreements with our international distributors that can be terminated by either party with a 90-day notice.

International sales may be affected by factors such as currency fluctuations, governmental controls, export technology restrictions, political instability, trade restrictions, tariff changes, tax treaties, and economic conditions in each country where we sell our products.

To support our sales activities, we utilize various marketing programs including our website, social media, email marketing, clinical education, trade shows, public relations, market research, key opinion leader collaborations, and advertising in trade and academic journals and newsletters. We also participate in annual trade shows worldwide, which allow us to showcase our products to existing and potential customers.

Our marketing programs help us collaborate with customers to identify new product ideas and applications that address their needs, enabling us to develop new products, identify new applications for our products, and validate new procedures using our products. Our customers include key opinion leaders in ophthalmology, often heads of departments or university professors. We believe that these experts are critical to the successful introduction of new products and their subsequent acceptance in the market. The validation and commercialization of our new products depend on early adoption by these opinion leaders.

Clinical Affairs

We have established a Clinical Affairs group to facilitate clinical research opportunities, provide specialized ophthalmic surgeon training and credentialing for our proprietary MicroPulse products, develop strong relationships with prominent key opinion leaders, and ensure the accuracy and consistency of our messaging to the market. We recognize that a robust research program and professional training for our customers are essential in driving the application of our technology for widespread and consistent use, and our Clinical Affairs group is dedicated to achieving these goals.

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

The medical devices we manufacture are subject to extensive regulation by numerous governmental authorities, including federal, state, and foreign governmental agencies. The principal regulators in the United States are the Food and Drug Administration (“FDA”) and the California Department of Public Health, Food and Drug Branch. In April 1998, we received certification for ISO 9001/EN 46001, which is an international quality system standard that documents compliance to the European Medical Device Directives. In February 2004, we were certified to ISO 13485:2003, which replaced ISO 9001/EN46001 as the international standard for quality systems as applied to medical devices. In December 2018, we were certified to ISO 13485:2016, which superseded the 2003 version of the standard. In August 2008, we received FDA 510(k) clearance on our family of Iridex IQ laser systems. This clearance covers the Iridex IQ 532 Laser and IQ 577 Laser and their associated delivery devices to deliver laser energy in either CW or MicroPulse mode. In January 2015, we received FDA 510(k) clearance for Cyclo G6 Laser. In 2022 and 2023 we received FDA 510(k) clearance for the Iridex Pascal (532 nm and 577 nm models) laser system and the Iridex Laser (532 nm and 577 nm models). These laser systems are intended for a wide range of specific applications in the medical specialties of ophthalmology.

International regulatory bodies often establish varying product standards, packaging requirements, labeling requirements, tariff regulations, duties and tax requirements. As a result of our sales in Europe, we are required to have all products “CE” marked, an international symbol affixed to all our medical device products demonstrating compliance to the European Medical Device Directives and/or Medical Device Regulations and all applicable standards. In July 1998, we received CE mark certification under Annex II guidelines, the most stringent path to CE certification. With Annex II CE mark certification, we have demonstrated our ability to both understand and comply with all applicable standards under the European Medical Device Directives. In May 2021, the Medical Device Directives were superseded by the Medical Device Regulations (“MDR”), with a transition period for our Class IIa and IIb products lasting in effect until May 2024, which allows Iridex to market these products during transition period. In February 2023, the European Parliament voted to extend the MDR transition deadline from 2024 to 2028 for our products. The Company will obtain certification of compliance to the Medical Device Regulations before the transition deadline. Currently, all of our products marketed within the EU are CE marked. Continued certification is based on successful review of quality management systems by our European Registrar (Notified Body) during its periodic audits. Any loss of certification could have a material adverse effect on our business, results of operations and financial condition. We rely on third parties to manufacture substantially all of the components used in our products, although we assemble critical subassemblies and the final product at our facility in Mountain View, California. Some of these suppliers and manufacturers are sole source. We have some long-term or volume purchase agreements with our suppliers but currently purchase most components on a purchase order basis. These components may not be available in the quantities required, on reasonable terms, or at all. Financial or other difficulties faced by our suppliers or significant changes in demand for these components or materials could limit their availability. Any failures by our third-party suppliers to adequately perform may delay the submission of products for regulatory approval, impair our ability to deliver products on a timely basis or otherwise impair our competitive position.

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

Our principal ophthalmic laser competitors are Alcon Inc., Novartis AG, Bausch Health Companies Inc., Carl Zeiss Meditec AG, Lumenis Ltd., Nidek Co. Ltd., Lumibird, and Norlase. We also compete with alternative glaucoma surgical device companies such as Alcon, Inc., Allergan, Inc., Glaukos Corporation, New World Medical, Inc. and Ivantis, Inc. Pharmaceuticals represent alternative treatments to our laser procedures. Some of our principal pharmaceutical competitors are Alcon, Inc., Allergan, Inc., Astellas Pharma Inc., Pfizer Inc., Regeneron Pharmaceuticals, Inc., Roche Holding Ltd. (Genentech) and Bausch Health Companies Inc. Some of our competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. Some companies also have greater name recognition than us and long-standing customer relationships. In addition, other medical companies, academic and research institutions, or others, may develop new technologies or therapies, including medical devices, surgical procedures or pharmacological treatments and obtain regulatory approval for products utilizing such techniques that are more effective in treating the conditions targeted by us, or are less expensive than our current or future products. Our technologies and products could be rendered obsolete by such developments. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

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

We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. Our patent portfolio includes 62 active United States patents and 85 active international patents on the technologies related to our products and processes. In addition, we have 11 patent applications pending in the United States and 21 international patent applications pending. Our patent applications may not be approved.

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

In the United States, medical devices are classified into one of three classes - Class I, II or III. The class to which the device is assigned determines, among other things, the type of pre-marketing submission/application required for FDA clearance to market. If the device is classified as Class I or II, and if it is not exempt, a 510(k) pre-market notification will be required for marketing. Under FDA regulations, Class I devices are mostly subject to general controls (for example, labeling, pre-market notification and adherence to Quality System Regulations (“QSRs”) requirements). Class II devices typically receive marketing clearance through a 510(k) pre-market notification. For Class III devices, a pre-market approval (“PMA”) application will be required unless the device is a pre-amendments device (on the market prior to the passage of the medical device amendments in 1976, or substantially equivalent to such a device) and PMAs have not been called for. In that case, a 510(k) will be the route to market. A 510(k) clearance will be granted if the submitted information establishes that the proposed device is substantially equivalent to a legally marketed Class I or II medical device, or to a Class III medical device for which the FDA has not called for a PMA. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional information or data are needed before a substantial equivalence determination can be made. A request for additional data may require that clinical studies and/or non-clinical studies of the device’s safety and effectiveness be performed.

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

The introduction of our products in foreign markets will also subject us to foreign regulatory clearances which may impose substantial additional costs and burdens. International sales of medical devices are subject to the regulatory requirements of each country. The regulatory review process varies from country to country. Many countries also impose product standards, packaging requirements, labeling requirements and import restrictions on devices. In addition, each country has its own tariff regulations, duties and tax requirements. The approval by the FDA and foreign government authorities is unpredictable and uncertain. The necessary approvals or clearances may not be granted on a timely basis, if at all. Delays in receipt of, or a failure to receive, such approvals or clearances, or the loss of any previously received approvals or clearances, could have a material adverse effect on our business, financial condition and results of operations. There are a number of major regulatory changes occurring in the regulation of medical devices in the European Union. The revision of the quality system regulation (ISO 13485:2016) has been released that substantially increased the requirements for a medical device quality system. The Medical Device Regulation (“MDR”) has replaced the medical device directives (93/42/EEC), and it substantially changed the way that medical devices are brought to market in the European Union and how they maintain compliance throughout the product’s life cycle. Additionally, the new revision 4 of the clinical evaluation report guidance document (MEDDEV 2.7.1) and the Medical Device Coordination Group (MDCG) guidance document “Regulation (EU) 2017/745: Clinical evidence needed for medical devices previously CE marked under Directives 93/42/EEC or 90/385/EEC” (MDCG 2020-6) severely restricts the use of substantial equivalence for new products, resulting in the need for formal clinical trial data for many new products. These changes will increase the cost for compliance and for product development, and they lengthen product introduction cycles. Failure to comply with these changes can have an adverse effect on our ability to release new products in a timely manner.

In order to maintain a Canadian Medical Device License (“MDL”), which is needed to sell a medical device in Canada, the holder of the MDL (the “regulatory manufacturer”) must obtain an ISO 13485:2016 certificate through the Medical Device Single Audit Program (“MDSAP”). The MDSAP requirement is new to Canada, and manufacturers that received an MDL prior to adoption of this requirement are required to transition to the MDSAP. To address this Canadian medical device licensing requirement, Iridex transferred its MDLs to Salient Medical Solutions (“Salient”), Iridex’s distributor in Canada and an entity that is certified under MDSAP. Iridex continues to fabricate the devices as Salient’s contract manufacturer. Salient is now the regulatory manufacturer, and has the licenses necessary to import and sell Iridex’s products into Canada.

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

Human Capital

Our employees are our human capital and they are our greatest strength and most valuable resource. As of December 31, 2022, we had a total of 130 full-time equivalent employees engaged in our ongoing operations, including 52 in operations (including manufacturing, quality, logistics and service), 46 in sales and marketing which does not include six consultants and two independent sales representatives, 20 in R&D and 12 in finance and administration. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. As of December 31, 2022, we had 34 such persons serving in such roles.

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

Item 1A. Risk Factors

Risk Factor Summary

Our business operations are subject to numerous risks, factors and uncertainties outside of our control that could cause our actual results to be harmed, including risks regarding the following:

General economic factors

•
Current macroeconomic conditions, including related uncertainties and the COVID-19 pandemic and responsive measures.

Operational factors

•
the success of our relationship with our strategic partner and main distributor Topcon;
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

Risks Relating to our Business

The current macroeconomic conditions, including the effects of the COVID-19 pandemic and efforts to mitigate its impact have disrupted, and may continue to disrupt, our operations, including our ability to manufacture and supply products and perform research and development activities, our customers’ usage of our products as demand declines in elective surgeries in response to the COVID-19 pandemic, all of which have had and expected to continue to have a material and adverse effect on our business, future revenues and financial condition. We are unable to predict the extent to which the COVID-19 pandemic and related macroeconomic impacts will continue to adversely impact our business operations, financial performance, results of operations, financial position and the achievement of our strategic objectives.

Our business, results of operation and financial performance have been negatively impacted by the COVID-19 pandemic and related public health responses, such as travel restrictions in countries and regions in which we have operations or manufacturing partners. Due to these impacts and measures, we have experienced and may continue to experience significant and unpredictable interruptions in the supply of raw materials, components and sub-assemblies necessary to manufacture and assemble our products and reductions in the demand for our products as healthcare customers continue to divert medical resources and priorities towards the treatment of COVID-19. In addition, our customers may delay, cancel or redirect planned capital expenditures in order to focus resources on COVID-19 or in response to macroeconomic disruption related to the COVID-19 pandemic. For example, during the fiscal year ended January 2, 2021, we experienced significant decline in treatment and procedure volume worldwide, as healthcare systems diverted resources to meet the increasing demands of managing COVID-19. In the near term, we expect the COVID-19 pandemic will continue to negatively impact the use of our products and the number of ophthalmic treatments and procedures performed. If the volume of elective procedures continues to remain lower than normal, our results of operations and financial condition will continue to be adversely affected.

As a result of the worldwide COVID-19 pandemic, we have adopted several measures including allowing employees to work from home and slowing our manufacturing operations. The COVID-19 pandemic has caused disruption and delays in our ability to operate and manufacture, test and assemble products in our internal facilities, particularly in our Mountain View, California facility, and has limited our ability to continue certain research and development activities which could materially and adversely affect our ability to develop new products and technologies on the timelines we previously anticipated. Recently, President Biden announced that the administration intends to end the COVID-19 national and public health emergencies on May 11, 2023. The full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations is unclear.

The volatile macroeconomic environment, including the COVID-19 pandemic has created economic uncertainty and volatility in the financial markets around the world, resulting in an economic downturn that has affected and may likely continue to affect demand for our products and impact our results of operations. As a result, this may lead to a period of regional, national, and global economic slowdown or regional, national, or global recessions that would curtail or delay spending by hospitals and affect demand for our products as well as increase the risk of customer defaults or delays in payments. Our customers may terminate or amend their agreements for the purchase, lease, or service of our products due to bankruptcy, lack of liquidity, lack of funding, operational failures, or other reason. The ultimate impact of the volatile macroeconomic conditions, including the COVID-19 pandemic, on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: the recommendations by medical authorities on whether hospitals should and may perform elective surgical procedures; hospitals abilities and willingness to devote resources to elective surgical procedures; governmental, business and individuals’ actions that have been and continue to be taken in response to the COVID-19 pandemic (including restrictions on travel and transport and workforce pressures); the impact of the COVID-19 pandemic and actions taken in response on global and regional economies, travel, and economic activity; the availability of federal, state, local or non-U.S. funding programs; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the current volatile macroeconomic conditions, including the impact of the COVID-19 pandemic, subside. Although the magnitude of the impact of the COVID-19 pandemic on our business operations remains uncertain and difficult to predict, and this remains a highly dynamic situation, we have experienced and will continue to experience in subsequent periods, disruptions to our business that will likely continue to adversely impact our business, financial condition and results of operations.

We may not be successful in our strategic partnership with Topcon and the relationship may divert resources away from existing operations or expose us to liabilities, which could adversely affect our business, results of operations and financial condition.

On March 2, 2021, we entered into a series of strategic transactions with Topcon, Topcon America Corporation (the “Investor”) and Topcon Medical Laser Systems, Inc., a subsidiary of Topcon (“TMLS”), which included an asset purchase agreement with TMLS, pursuant to which we acquired substantially all the assets (except for cash and cash equivalents) of TMLS, including rights to the PASCAL product (as defined in Note 3 of the Notes to Consolidated Financial Statements) (the “Asset Purchase Agreement”), (ii) Topcon and our company entered into a distribution agreement dated March 2, 2021, pursuant to which we granted Topcon the exclusive right to distribute our retina and glaucoma products in certain geographies outside the United States (the “Distribution Agreement”), (iii) pursuant to an investment agreement dated March 2, 2021 (the “Investment Agreement”) the Investor acquired 1,618,122 shares of the our Common Stock for an aggregate purchase price of $10 million (the “Shares”).

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

Our ability to sell our products and generate revenues depends upon our direct and independent sales forces within the United States, direct sales force in Germany and relationships with independent international distributors. Currently our direct and independent sales forces within the United States consist of approximately 28 employees and two independent representatives, respectively, and our direct sales force in Germany consists of one employee. Our international independent distributors are managed by a team of seven people. We generally grant our distributors exclusive territories for the sale of our products in specified countries and regions. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are largely dependent on the efforts of these third parties. If any distributor breaches the terms of its distribution agreement with us or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory could be adversely affected.

We do not have any long-term employment contracts with the members of our direct sales force. We may be unable to replace our direct sales force personnel with individuals of equivalent technical expertise and qualifications, which may harm our revenues and our ability to maintain market share. Similarly, our independent contractor and distributor agreements are generally terminable at will by either party and independent contractors and distributors may terminate their relationships with us, which would affect our sales and results of operations. Any loss of the members of our existing direct or indirect sales organizations, or any failure to execute on our plans to further develop our sales function, could have an adverse impact on our business, results of operations and financial condition. Additionally, our sales forces’ operations have been disrupted by the COVID-19 pandemic, as travel is restricted and some services are being performed from home, either permanently or temporarily, all of which could have an impact on our ability to sell and distribute our products.

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

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the fiscal year 2022, our international sales were $27.8 million, or 48.8% of total revenues. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. All of our international revenues and costs for the fiscal year 2022 have been denominated in U.S. dollars except for sales transacted through our German subsidiary. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our U.S. dollar-denominated products more expensive and thus less competitive in foreign markets and may negatively affect our reported revenue in any particular reporting period. Our international operations and sales are subject to a number of risks and potential costs, including:

•
macroeconomic conditions, including the impact of the COVID-19 pandemic on the global economy and financial markets;
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

Our ability to generate incremental revenue growth will depend, in part, on the successful outcome of research and development activities, which may include clinical trials that lead to the development of new products and new applications using our products. Our research and development process is expensive, prolonged, and entails considerable uncertainty. Due to the complexities and uncertainties associated with ophthalmic research and development, products we are currently developing may not complete the development process or obtain the regulatory approvals required to market such products successfully. In addition, our research and development process has been delayed due to the impact of the COVID-19 pandemic, and should the current economic conditions worsen, it could delay and disrupt our research and development processes even further.

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

We are subject to macroeconomic fluctuations in the U.S. and worldwide economy including inflationary pressures that may cause the cost of manufacturing our products or servicing our products to increase. Concerns about consumer and investor confidence, volatile corporate profits and reduced capital spending, international conflicts, terrorist and military activity, civil unrest and pandemic-related illness could reduce customer orders or cause customer order cancellations. For example, the COVID-19 pandemic has and may continue to cause adverse impacts on global economic activity which could negatively impact our business. In addition, political and social turmoil related to international conflicts, such as that occurring in Russia and Ukraine, and terrorist acts may put further pressure on economic conditions in the United States and abroad.

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

Our sales and operating results may vary significantly from quarter to quarter and from year to year in the future. Our operating results are affected by a number of factors, many of which are beyond our control. Factors contributing to these fluctuations include the following:

•
general macroeconomic conditions, including inflationary pressures and political concerns, rising interest rates, the impact of the COVID-19 pandemic, and the war between Russia and Ukraine;
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

Our principal ophthalmic laser competitors are Alcon Inc., Novartis AG, Bausch Health Companies Inc., Carl Zeiss Meditec AG, Lumenis Ltd., Nidek Co. Ltd., Lumibird, and Norlase. We also compete with alternative glaucoma surgical device companies such as Alcon, Inc., Allergan, Inc., Glaukos Corporation, New World Medical, Inc. and Ivantis, Inc. Pharmaceuticals represent alternative treatments to our laser procedures. Some of our principal pharmaceutical competitors are Alcon, Inc., Allergan, Inc., Astellas Pharma Inc., Pfizer Inc., Regeneron Pharmaceuticals, Inc., Roche Holding Ltd. (Genentech) and Bausch Health Companies Inc. Some of our competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. Some companies also have greater name recognition than us and long-standing customer relationships. In addition, other medical device companies, academic and research institutions, or others, may develop new technologies or therapies, including medical devices, surgical procedures or pharmacological treatments and obtain regulatory approval for products utilizing such techniques that are more effective in treating the conditions targeted by us, or are less expensive than our current or future products. Our technologies and products could be rendered obsolete by such developments. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

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

We are unable to predict what legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future at the state or federal level, or what effect such legislation or regulation may have on us. Furthermore, existing legislation and regulation related to the health care industry and third-party coverage reimbursement, including the Affordable Care Act, has been subject to judicial challenge, and may be subject to similar challenges from time to time in the future (such as the California v. Texas case). In June 2021, the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the Affordable Care Act, dismissing the case on procedural grounds without specifically ruling on the constitutionality of the Affordable Care Act. Denial of coverage and reimbursement of our products, or the revocation or changes to coverage and reimbursement policies, could have a material adverse effect on our business, results of operations and financial condition.

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

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, exclusion from participation in government healthcare programs, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that their provisions are open to a variety of evolving interpretations and enforcement discretion. Compliance with Open Payments, commonly known as the Sunshine Act, has presented a number of challenges to companies such as ours, in terms of interpretation of the law and its implementation. Under the Sunshine Act, Centers for Medicare & Medicaid Services (“CMS”) has the potential to impose penalties of up to $1.26 million per year for violations, depending on the circumstances and adjusted annually for inflation, although enforcement has been negligible to date. Payments reported under the Sunshine Act also have the potential to draw scrutiny on payments to and relationships with physicians, which may have implications under the Anti-Kickback Statute and other healthcare laws. The risk that we may be found in violation of these laws may be increased by the fact that we do not have a formal healthcare compliance program in place. Further, while safe harbors may in some instances be available and utilized by companies to reduce risks associated with the Anti-Kickback Statute and certain other healthcare laws, we have not necessarily utilized such safe harbors nor fully followed all elements required to claim the benefit of such safe harbors in all possible instances. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

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

Our success and ability to compete is dependent, in part, upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. As of December 31, 2022, our patent portfolio includes 62 active United States patents and 85 active international patents on the technologies related to our products and processes. In addition, as of December 31, 2022, we have 11 patent applications pending in the United States and 21 international patent applications pending. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Patents have a limited lifetime and once a patent expires competition may increase.

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

We rely on third parties to manufacture substantially all of the components used in our products, including optics, laser diodes and crystals. We have some long term or volume purchase agreements with our suppliers and currently purchase components and fully-assembled products on a purchase order basis. Some of our suppliers and manufacturers are sole or limited source suppliers. In addition, some of these suppliers are relatively small private companies whose operations may be disrupted or discontinued at any time. There are risks associated with the use of independent manufacturers, including the following:

•
the impact of macroeconomic conditions, including the COVID-19 pandemic and inflationary pressures on global supply chains and market stability;
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

We rely on information technology systems to keep financial records and corporate records, communicate with staff and external parties and operate other critical functions, including sales and manufacturing processes. Our information technology systems and those of our third-party service providers are potentially vulnerable to disruption, breakdown, damage, service interruption, system malfunction, power outage, natural disaster, malicious intrusion, ransomware, denial-of-service attacks, phishing attacks, social engineering, computer viruses, security breaches and other cyber-attacks. For example, companies have experienced an increase in phishing and spoofing attacks from third parties in connection with working remotely, either permanently or temporarily, due to the COVID-19 pandemic or due to political uncertainty and military actions associated with the significant military action against Ukraine launched by Russia. If we were to experience a prolonged system disruption in our information technology systems, it could negatively impact the coordination of our sales, planning and manufacturing activities, which could adversely affect our business. In addition, to maximize our information technology efficiency, we have physically consolidated our primary corporate data and computer operations. This concentration, however, exposes us to a greater risk of disruption to our internal information technology systems. Although we maintain offsite back-ups of our data, if operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring function on an acceptable time frame.

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

The medical devices that we market and manufacture are subject to extensive regulation by the FDA and by foreign and state governments. Under the FD&C Act and the related regulations, the FDA regulates the design, development, clinical testing, manufacture, labeling, sale, distribution and promotion of medical devices. Before a new device can be introduced into the market, the product must be shown to meet regulatory requirements established by the FD&C Act and implemented by the FDA. Unless otherwise exempt, a device manufacturer must obtain marketing “clearance” through the 510(k) premarket notification process, or “approval” through the lengthier premarket approval application (“PMA”) process or other processes such as the “de novo” process. Not all devices are eligible for the 510(k) clearance process. Depending upon the type, complexity and novelty of the device and the nature of the disease or disorder to be treated, the PMA process can take several years, require extensive clinical testing and result in significant expenditures. Even if regulatory clearance or approval is obtained, later discovery of previously unknown safety issues may result in restrictions on the product, including withdrawal of the product from the market. Other countries also have extensive regulations regarding clinical trials and testing prior to new product introductions. Our failure to obtain government approvals or any delays in receipt of such approvals would have a material adverse effect on our business, results of operations and financial condition.

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

In addition, we are also subject to varying product standards, packaging requirements, labeling requirements, tariff regulations, duties and tax requirements. As a result of our sales in Europe, we are required to have all medical device products “CE” marked, an international symbol, affixed to all our medical device products demonstrating compliance with the European Medical Device Directives and/or Medical Device Regulations (“MDR”) and all applicable standards. While currently all our released medical device products are CE marked, continued certification is based on the successful review of our quality system by our European Registrar during their periodic audits. Any loss of certification would have a material adverse effect on our business, results of operations and financial condition. There are several major regulatory changes occurring in the regulation of medical devices in the EU. The revision of the quality system regulation (ISO 13485:2016) has been released that substantially increased the requirements for a medical device quality system. The MDR has replaced the medical device directives (93/42/EEC), and it substantially changes the way that medical devices are brought to market in the EU and how they maintain compliance throughout the product’s life cycle. Due to the UK’s exit from EU (“Brexit”), different rules will apply in Great Britain (England, Wales and Scotland), Northern Ireland and the EU after the Brexit transition period, which began January 1, 2021. Similarly, Switzerland has changed its relationship with the EU and in May 2022, will require medical device manufacturers, including us, to contract with a Swiss Authorized Representative. Additionally, the new revision 4 of the clinical evaluation report guidance document (MEDDEV 2.7.1) and the Medical Device Coordination Group (MDCG) guidance regarding clinical evidence (MDCG 2020-6) severely restricts the use of substantial equivalence for new products, resulting in the need for formal clinical trial data for many products. These and future changes will increase the cost for compliance and for product development, and they lengthen product introduction cycles. Failure to comply with these changes and any future changes can have an adverse effect on our ability to release new products in a timely manner.

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

Changes in U.S. tax laws could have a material adverse effect on our business, consolidated cash flow, results of operations or financial conditions.

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

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including changes in foreign currency exchange rates, quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions, including deteriorating market conditions due to investor concerns regarding inflation and hostilities between Russia and Ukraine. During the fourth quarter of fiscal year 2022, the trading price of our common stock fluctuated from a low of $2.00 per share to a high of $2.63 per share. During the fiscal year 2022, the trading price of our common stock fluctuated from a low of $2.00 per share to a high of $6.42 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We leased a 37,166 square feet facility in Mountain View, California pursuant to a Triple Net Lease dated April 26, 2017 that expired in February 2022. On April 30, 2021, the First Amendment to the Triple Net Lease (“First Amendment”) was executed, among other things, that reduced the portion of the premises leased by the Company to approximately 29,830 square feet and extended the lease term through August 31, 2024.

This facility is being substantially utilized for all of our manufacturing, research and development efforts and also serves as our corporate headquarters. Management believes that these facilities are adequate for our current needs and that suitable additional space or an alternative space would be available as needed in the future on commercially reasonable terms.

Item 3. Legal Proceedings

From time to time, we may be involved in legal proceedings arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business, consolidated operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. We are not currently party to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information for Common Equity

Our common stock is currently quoted on the Nasdaq Global Market under the symbol “IRIX”.

As of March 2, 2023, there were approximately 33 holders of record (not in street name) of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of our stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Our propriety MicroPulse® Technology and Endpoint Management™ Technology are used for the treatment of glaucoma and retina disorders. Both technologies are offered as optional treatment modes in select laser consoles in addition to the standard continuous-wave (“CW”) treatment mode. They allow low-energy, subvisible, tissue-sparing laser therapy by different means: MicroPulse technology uses short, microsecond-long laser pulses that allow tissue to cool between pulses giving physicians finer control of thermal elevation to minimize tissue damage. Endpoint Management technology uses a delivery algorithm to titrate the laser energy. CW laser photocoagulation can stabilize vision over the long term but can also result in varying degrees of vision loss. Both MicroPulse and Endpoint Management technologies have demonstrated clinical efficacy with a safer profile compared to standard high-energy CW laser for the treatment of both retinal diseases and glaucoma.

Our products consist of laser consoles, delivery devices and consumable probes.

Our laser consoles consist of the following product lines:

•
Glaucoma – Our primary glaucoma console line is the Cyclo G6® laser system with MicroPulse technology. In addition, our medical retina consoles have features supporting glaucoma laser treatments.
•
Medical Retina – Our medical-retina product line includes our portable IQ 532® and IQ 577® laser systems with MicroPulse technology; and the Pattern Scanning Laser (“PASCAL”) System, an integrated workstation with Endpoint Management technology and MicroPulse technology. These systems are ideal for multispecialty practices because these lasers also can be used to treat glaucoma, i.e., single-spot laser trabeculoplasty using MicroPulse technology, iridotomy, and iridectomy using the IQ lasers; and pattern scanning laser trabeculoplasty (PSLT) using the PASCAL laser system.
•
Surgical Retina – Our surgical-retina product line includes our OcuLight® TX and OcuLight® SLx (with MicroPulse technology) laser photocoagulation systems. These systems are often used in vitrectomy procedures, which are used to treat proliferative diabetic retinopathy, macular holes, retinal tears and detachments.

Our business generates recurring revenues through sales of consumable products, predominantly single-use laser probe devices and other instrumentation, as well as repair, service and extended service contracts for our laser systems.

Our laser probes consist of the following product lines:

•
Glaucoma – Probes used in our glaucoma product line include our patented single-use delivery devices - MicroPulse P3®, G-Probe®, and G-Probe Illuminate®.
•
Surgical Retina – Probes used in our surgical retina product line include our family of single-use EndoProbe® handpieces.

Ophthalmologists typically use our laser systems in hospital operating rooms and ambulatory surgical centers, as well as their offices and clinics. In operating rooms and ambulatory surgical centers, ophthalmologists use our laser systems with either an indirect laser ophthalmoscope or a single-use consumable probe, including MicroPulse P3®, G-Probe® and G-Probe Illuminate® delivery devices, and EndoProbe handpieces. In the offices and clinics, ophthalmologists use our laser systems with either an indirect laser ophthalmoscope or a slit-lamp adapter.

In 2022 and 2021, our products were sold in the United States and Germany predominantly through a direct sales force and internationally (aside from Germany) primarily through Topcon Corporation (“Topcon”) and other independent distributors. Total revenues in 2022 and 2021 were $57.0 million and $53.9 million, respectively. We generated net losses of $7.5 million and $5.2 million in 2022 and 2021, respectively.

Sales to international distributors are made on open credit terms or letters of credit and are currently denominated in U.S. dollars and accordingly, are not subject to risks associated with currency fluctuations. However, increases in the value of the U.S. dollars against any local currencies could cause our products to become relatively more expensive to customers in a particular country or region, leading to reduced revenue or profitability in that country or region. Sales to direct end users transacted through our German office are denominated in Euros and are subject to risks associated with currency fluctuations.

Cost of revenues consists primarily of our direct manufacturing costs which include the cost of components and sub-systems, assembling, packaging, shipping and testing components at our facility, direct labor and associated overhead, warranty, royalty and amortization of intangible assets and depot service costs. For certain of our products, we are responsible for the cost of the fully assembled product that is manufactured by a third-party.

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

Impact of Macroeconomic Conditions, Including the COVID-19 Pandemic to our Business

Current macroeconomic conditions, including the ongoing COVID-19 pandemic and efforts to mitigate its impact, recessionary fears, inflation concerns, and rising interest rates as a result of government actions to combat inflation, as well as other geopolitical developments, have impacted and may continue to impact business spending and the economy as a whole. As a result, we have seen customers opting for shorter deals and negative effects from foreign exchange fluctuations that have impacted and may continue to impact our operations.

The macroeconomic conditions on our business and operations remains highly uncertain, and it is not possible for us to predict the duration and extent to which they will affect our business, future results of operations, and financial condition.

For more information on risks associated with the COVID-19 pandemic, see the section titled “Risk Factors” in Item 1A of Part I.

Results of Operations - 2022 and 2021

Our fiscal year ends on the Saturday closest to December 31. Fiscal 2022 ended on December 31, 2022 and fiscal 2021 ended on January 1, 2022. Fiscal years 2022 and 2021 each included 52 weeks of operations.

The following table sets forth certain operating data as a percentage of revenues for the periods indicated.

	FY 2022	FY 2021
	December 31, 2022	January 1, 2022
Revenues	100.0%	100.0%
Cost of revenues	55.5%	57.6%
Gross margin	44.5%	42.4%
Operating expenses:
Research and development	12.6%	12.7%
Sales and marketing	31.9%	27.2%
General and administrative	13.3%	16.4%
Total operating expenses	57.8%	56.3%
Loss from operations	(13.3%)	(13.9%)
Other income, net	0.1%	4.3%
Loss from operations before provision for income taxes	(13.2%)	(9.6%)
Provision for income taxes	0.1%	0.1%
Net loss	(13.3%)	(9.7%)

Comparison of 2022 and 2021

Revenues

(in thousands)	FY 2022	FY 2021	Change in $	Change in %
Cyclo G6	$14,694	$13,950	$744	5.3%
Retina	31,657	31,106	551	1.8%
Other	10,621	8,847	1,774	20.1%
Total revenues	$56,972	$53,903	$3,069	5.7%

Our total revenues increased by $3.1 million or 5.7% from $53.9 million in 2021 to $57.0 million in 2022. Revenues from retina products increased by 1.8% overall, driven by strong sales in the domestic market offset by lower sales in the international markets. Revenues from G6 products increased by 5.3% overall, driven primarily by an increase in Cyclo G6 probes and system sales in the domestic market, offset by lower sales of G6 probes and system sales in the international markets. Other revenues, comprised of service, royalty, freight, legacy G probes and revenue related to exclusive distribution rights, increased 20.1% overall, driven primarily by an increase in service revenue and the revenue related to exclusive distribution rights due to a full year of recognition.

While we believe that demand for our products remains and our outlook has improved, the overall capital expenditure landscape within hospitals, surgical centers and physician offices is still being impacted by the general level of uncertainty brought on by the COVID-19 pandemic and the spread of other variants. Until the COVID-19 pandemic subsides, we anticipate capital expenditures may continue to be deferred.

Gross Profit

Gross profit increased by $2.6 million or 11.1% from $22.8 million in 2021 to $25.4 million in 2022. Gross margin increased by 2.1%% from 42.4% in 2021 to 44.5% in 2022. The increase in gross margin was primarily attributable to favorable product mix as we were able to sell more products with higher profit margins and an increase in the profitable exclusive distribution fees.

Gross margins are expected to fluctuate due to changes in the relative proportion of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies.

Research and Development

R&D expenses increased by $0.3 million or 4.5% from $6.9 million in 2021 to $7.2 million in 2022. The increase in spending was primarily attributable to the costs of a newly released console product.

Sales and Marketing

Sales and marketing expenses increased by $3.5 million or 24.2%, from $14.6 million in 2021 to $18.2 million in 2022. The increase was primarily attributable to an increase in personnel costs and travel expenses due to an increase in headcount, higher commission expense because of higher sales, and increase in marketing and advertising costs to promote the release of a new system product.

General and Administrative

General and administrative expenses decreased by $1.3 million or 14.7% from $8.9 million in 2021 to $7.6 million in 2022. The decrease was primarily attributable to a decrease in bonus accrual and a decrease in legal and consulting expenses associated with the acquisition of the PASCAL Business and the execution of the Distribution Agreement with Topcon, offset by an increase in provisions for bad debt.

Other Income, Net

Other income, net amounted to $60 thousand in 2022 and $2.3 million in 2021. Other income, net, consisted primarily of interest income or expense and foreign currency gain or loss. We recognized a $2.5 million gain on forgiveness of the PPP Loan (as defined in Note 11 of the Notes to Consolidated Financial Statements) as other income during the fiscal year 2021.

Income Taxes

We recorded a provision for income taxes of $65 thousand for the year ended December 31, 2022 compared to $40 thousand for the year ended January 1, 2022. The effective tax rate for the year ended December 31, 2022 was negative 0.87% compared to an effective tax rate of negative 0.77% for the year ended January 1, 2022. The income tax valuation allowance was $23.1 million at the end of 2022 compared to $21.3 million at the end of 2021.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

Comparison of 2022 and 2021

As of December 31, 2022, we had cash and cash equivalents of $13.9 million and working capital of $23.3 million compared to cash and cash equivalents of $23.9 million and working capital of $29.6 million as of January 1, 2022.

Net cash used in operating activities was $9.5 million in 2022 compared to net cash provided by operating activities of $8.2 million in 2021. The increase in net cash used in operating activities, expressed in direct cash flow terms, was primarily due to higher vendor payments, higher payroll because of higher headcount, and higher commissions due to higher sales, partially offset by an increase in cash receipts from customers. During 2022, the company added approximately $3.5 million to inventory and prepaid materials to mitigate supply chain constraints, which are expected to unwind throughout 2023.

During 2022, net cash used in investing activities was $0.3 million for capital expenditures. During 2021, net cash used in investing activities was $5.6 million, which consisted primarily of the purchase of the PASCAL Business for $5.3 million.

During 2022, net cash used in financing activities was $0.1 million, primarily from payroll taxes related to net share settlement of equity awards partially offset by the net proceeds arising from the proceeds from stock option exercises. During 2021, net cash provided by financing activities was $9.5 million, primarily from the net proceeds arising from the issuance of common stock and proceeds from stock option exercises, partially offset by payroll taxes related to the net share settlement of equity awards.

We have historically funded our operations primarily through sales of our products to customers, and through common stock and borrowing arrangements. As of December 31, 2022, our principal sources of liquidity consisted of cash and cash equivalents of $13.9 million. We have incurred net losses over the last several years, and as of December 31, 2022, have an accumulated deficit of approximately $69.7 million. We expect to continue to incur operating losses and negative cash flows from operations.

The Company has an existing Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank providing for up to $8.0 million secured revolving loan facility (“Revolving Loan Facility”). In March 2022, the Fourth Amendment to the Loan Agreement was executed primarily to extend the term through May 31, 2022. In June 2022, the Fifth Amendment to the Loan Agreement was executed primarily to extend the term through December 1, 2023. As of December 31, 2022 and January 1, 2022, there were no amounts outstanding under the Loan Agreement.

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

Critical Accounting Policies

Revenue Recognition

Our revenues arise from the sale of laser consoles, delivery devices, consumables, service, and support activities. We also derive revenue from royalties from third parties which are typically based on licensees’ net sales of products that utilize our technology. Our revenue is recognized in accordance with ASC 606, “Revenue from Contracts with Customers.” The Company recognizes revenue using the five-step model: (1) identifying the contract with the customer, (2) identifying the performance obligations in the contract, (3) determining expected transaction price, (4) allocating the transaction price to the distinct performance obligations in the contract, and (5) recognizing revenue when (or as) the performance obligations are satisfied.

We have the following revenue transaction types: (1) Product Sale Only, (2) Service Contracts, (3) System Repairs (outside of warranty), (4) Royalty Revenue and (5) Exclusive Distribution Rights.

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

We recognize revenue from product sale at a point in time subject to the allocation of transaction price to additional performance obligations, if any.

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
b.
Service Contract Sale Subsequent to System Sale: If the customer opts to purchase a service contract after the initial system sale, we determine the amount of time that has elapsed since the initial system sale. If the service contract is purchased within 60 days of the initial sale, we consider this sale to be an additional element of the original sale and allocate the transaction price of the distinct performance obligations in the contract by determining stand-alone selling price using historical pricing net of any variable consideration or discounts to specifically allocate to a particular performance obligation. If the service contract is purchased subsequent to 60 days after the initial sale, the sale of the service contract is deemed a separate contract and is deferred at the selling price and recognized ratably over the extended warranty period as the performance obligation is satisfied.
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

(4)
Royalty Revenue: We have royalty agreements with four customers related to sale of our intellectual property. Under the terms of these agreements, three customers are required to remit a percentage of sales to us as the sales occur and one customer made an upfront prepayment for royalties.

The arrangements with three customers are for sales-based licenses of intellectual property, for which the guidance in paragraph ASC 606-10-55-65 applies. Therefore, we recognize revenue at a point in time, only as the subsequent sale occurs. However, we note that such sales being reported by the licensee with a quarter in arrear, such revenue is recognized at the time it is reported and paid by the licensee given that any estimated variable consideration would have to be fully constrained due to the unpredictability of such estimate and the unavoidable risk that it may lead to significant revenue reversals. For the arrangement with one customer, we concluded that there is one combined performance obligation to be satisfied. Therefore, we recognize revenue related to this arrangement over time.

(5)
Exclusive Distribution Rights: In March 2021, we entered into a distribution agreement with Topcon, pursuant to which we granted Topcon exclusive right to distribute our retina and glaucoma products in certain geographies outside the United States. The exclusivity arrangement with Topcon obligates us to provide training, customer support and exclusive territorial rights to Topcon for certain international regions, for a period of 10 years, commencing upon regulatory approval to transfer existing (non-exclusive) distribution rights from the current distributors in those regions to Topcon. We have the right to terminate the exclusive distribution rights granted to Topcon for any of the regions at any point in time during the 10-year exclusivity term for a termination fee that is based on a multiple of 1.2 times the revenue generated by us in 2019 for the respective region. We determined that the exclusivity rights, training and customer support represents a single combined performance obligation for each region, to be recognized as exclusivity fee revenue on a straight-line basis over the 10-year period for each region, commencing on the date that regulatory approval is obtained for each region, based on the Standalone Selling Price (“SSP”) for such combined performance obligation for each region. The estimated fair value of the exclusive distribution rights for all regions combined totaled approximately $14.8 million. Of this amount, we fully constrained and returned to Topcon the arrangement fee allocated to Belarus (approximately $0.2 million recorded as customer deposit under Other current liabilities) because obtaining the necessary regulatory approvals and termination of existing distributor relationship was not feasible. During fiscal years ended 2022 and 2021, $1.3 million and $0.6 million in revenue related to the exclusive distribution rights was recorded, respectively.

Costs of Obtaining Revenue Contracts

We recognized assets from certain costs incurred to obtain revenue contracts. These costs relate to sales commissions arising from the sale of our products. The costs are considered incremental and recoverable of obtaining revenue contracts with customers. These deferred costs are amortized on a straight-line basis over the estimated period of benefit, which typically ranges from 2 to 3 years. As of December 31, 2022 and January 1, 2022, we recognized deferred costs incurred to obtain revenue contracts with customers, net of accumulated amortization, of $0.2 million and $0, respectively, and included these amounts in Prepaid expenses and other current assets and Other long-term assets in our consolidated balance sheets. Amortization expense was $36 thousand and $0, respectively, for the fiscal years ended December 31, 2022 and January 1, 2022. There were no impairment expenses for both the fiscal years ended December 31, 2022 and January 1, 2022, respectively.

Sales commissions that do not represent incremental and recoverable costs of obtaining a contract are expensed as incurred. As a practical expedient, we will not recognize such sales commission as a contract asset but rather recognize as expense when incurred if the amortization period of the asset that we would have otherwise recognized is one year or less.

Contract Fulfillment Costs

We recognized an asset from the costs incurred to fulfill a contract. These costs relate directly and must be incurred to satisfy performance obligations on certain specific contract with a customer. These costs are expected to be recovered over time and are amortized on a systematic basis that is consistent with the recognition of revenue to which it relates. As of December 31, 2022 and January 1, 2022, we recognized deferred costs incurred to fulfill a contract with a customer, net of accumulated amortization, of $0.8 million and $0.3 million, respectively, and included these amounts in Prepaid expenses and other current assets and Other long-term assets in the Company’s consolidated balance sheets. Amortization expense was $62 thousand and $0, respectively, for the fiscal years ended December 31, 2022 and January 1, 2022. There were no impairment expenses for both the fiscal years ended December 31, 2022 and January 1, 2022, respectively.

Inventories

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

Sales Returns Allowance and Allowance for Doubtful Accounts

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

Warranty

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

Income Taxes

We account for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We annually evaluate the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. As of December 31, 2022, based on our recent history of losses and its forecasted losses, management believes on the more likely than not basis that a full valuation allowance is required. Accordingly, as of December 31, 2022, we provided a full valuation allowance on our federal and state deferred tax assets.

Accounting for Uncertainty in Income Taxes

We account for uncertain tax positions in accordance with ASC 740. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a "more-likely-than-not" threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There was no accrued interest and penalties during the year ended December 31, 2022.

Accounting for Stock-Based Compensation

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

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use (“ROU”) assets, net and Operating lease liabilities in our consolidated balance sheets. As of December 31, 2022, we were not a party to finance lease arrangements.

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

Foreign Currency

Assets and liabilities of foreign operations with non-U.S. Dollar functional currency are translated to U.S. Dollars using exchange rates in effect at the end of the period. Revenue and expenses are translated to U.S. Dollars using rates that approximate those in effect during the period. The resulting translation adjustments are included in our Consolidated Balance Sheets in the stockholders’ equity section as a component of accumulated other comprehensive income (loss).

Recently Adopted Accounting Standards

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

Item 8. Financial Statements and Supplementary Data.

Our consolidated balance sheets as of December 31, 2022 and January 1, 2022 and the consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of our fiscal years 2022 and 2021 together with the related notes and the report of our independent registered public accounting firm, are on the following pages. Additional required financial information is described in Item 15.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of IRIDEX Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IRIDEX Corporation (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2022 and January 1, 2022, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and January 1, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Inventory Valuation - Adjustments for Excess or Obsolete Inventories

As described in Notes 2 and 6 to the consolidated financial statements, the Company has inventories with a carrying value of $10.6 million as of December 31, 2022. The Company’s inventories are stated at the lower of cost or net realizable value. Cost is determined on a standard cost basis which approximates actual cost on a first-in, first-out (“FIFO”) method. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration, and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory and are charged to cost of revenues. The Company’s inventories include demonstration units (“demos”) to facilitate the sale of products to prospective customers and loaners for existing customers to use while their product is under repair.

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

San Jose, California

March 9, 2023

Iridex Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	FY 2022	FY 2021
	December 31, 2022	January 1, 2022
ASSETS
Current assets:
Cash and cash equivalents	$13,922	$23,852
Accounts receivable, net of allowance for doubtful accounts of $390 as of December 31, 2022 and $268 as of January 1, 2022	6,229	6,610
Receivable from related party	3,539	3,106
Inventories	10,608	7,614
Prepaid expenses and other current assets	1,468	1,071
Total current assets	35,766	42,253
Property and equipment, net	462	428
Intangible assets, net	1,977	2,205
Goodwill	965	965
Operating lease right-of-use assets, net	1,665	2,565
Other long-term assets	1,455	271
Total assets	$42,290	$48,687
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,858	$2,772
Payable to related party	15	627
Accrued compensation	2,448	3,192
Accrued expenses	1,548	1,575
Other current liabilities	968	1,098
Accrued warranty	168	100
Deferred revenue	2,411	2,355
Operating lease liabilities	1,037	927
Total current liabilities	12,453	12,646
Long-term liabilities:
Accrued warranty	106	58
Deferred revenue	11,742	10,930
Operating lease liabilities	732	1,729
Other long-term liabilities	26	25
Total liabilities	25,059	25,388
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding 15,989,662 and 15,876,171 shares as of December 31, 2022 and January 1, 2022, respectively	169	168
Additional paid-in capital	86,802	85,255
Accumulated other comprehensive (loss) income	(24)	45
Accumulated deficit	(69,716)	(62,169)
Total stockholders’ equity	17,231	23,299
Total liabilities and stockholders’ equity	$42,290	$48,687

The accompanying notes are an integral part of these consolidated financial statements.

Iridex Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	FY 2022	FY 2021
	Year Ended	Year Ended
	December 31, 2022	January 1, 2022
Total revenues	$56,972	$53,903
Cost of revenues	31,604	31,072
Gross profit	25,368	22,831
Operating expenses:
Research and development	7,175	6,868
Sales and marketing	18,178	14,637
General and administrative	7,557	8,859
Total operating expenses	32,910	30,364
Loss from operations	(7,542)	(7,533)
Other income, net	60	2,348
Loss from operations before provision for income taxes	(7,482)	(5,185)
Provision for income taxes	65	40
Net loss	$(7,547)	$(5,225)
Net loss per share:
Basic	$(0.47)	$(0.34)
Diluted	$(0.47)	$(0.34)
Weighted average shares used in computing net loss per common share:
Basic	15,938	15,421
Diluted	15,938	15,421

The accompanying notes are an integral part of these consolidated financial statements.

Iridex Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	FY 2022	FY 2021
	Year Ended	Year Ended
	December 31, 2022	January 1, 2022
Net loss	$(7,547)	$(5,225)
Change in foreign currency translation adjustments	(69)	64
Comprehensive loss	$(7,616)	$(5,161)

The accompanying notes are an integral part of these consolidated financial statements.

Iridex Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
FY 2020: Balances, January 2, 2021	13,899,683	$148	$74,181	$(19)	$(56,944)	$17,366
Issuance of common stock, net of issuance costs	1,618,122	16	9,862			9,878
Issuance of common stock under stock option plan	66,234	1	216			217
Stock-based compensation expense			1,628			1,628
Release of restricted stock, net of taxes paid	292,132	3	(632)			(629)
Other comprehensive income				64		64
Net loss					(5,225)	(5,225)
FY 2021: Balances, January 1, 2022	15,876,171	168	85,255	45	(62,169)	23,299
Issuance of common stock under stock option plan	9,692	—	21			21
Stock-based compensation expense			1,621			1,621
Release of restricted stock, net of taxes paid	103,799	1	(95)			(94)
Other comprehensive income				(69)		(69)
Net loss					(7,547)	(7,547)
FY 2022: Balances, December 31, 2022	15,989,662	$169	$86,802	$(24)	$(69,716)	$17,231

The accompanying notes are an integral part of these consolidated financial statements.

Iridex Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	FY 2022	FY 2021
	Year Ended	Year Ended
	December 31, 2022	January 1, 2022
Operating activities:
Net loss	$(7,547)	$(5,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on PPP loan forgiveness	—	(2,497)
Depreciation and amortization	485	803
Amortization of operating lease right-of-use assets	899	905
Loss on disposal of property and equipment	—	3
Stock-based compensation	1,621	1,628
Provision for doubtful accounts	187	37
Changes in operating assets and liabilities:
Accounts receivable	196	639
Receivable from related party	(433)	(3,106)
Inventories	(3,019)	268
Prepaid expenses and other current assets	(397)	(341)
Other long-term assets	(1,185)	(143)
Accounts payable	1,086	1,625
Payable to related party	(612)	627
Accrued compensation	(744)	1,228
Accrued expenses	(25)	588
Accrued warranty	116	(89)
Deferred revenue	868	12,058
Operating lease liabilities	(886)	(1,076)
Other long-term liabilities	(129)	285
Net cash (used in) provided by operating activities	(9,519)	8,217
Investing activities:
Acquisition of property and equipment	(286)	(213)
Cash paid for business combination, net	—	(5,343)
Net cash used in investing activities	(286)	(5,556)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	9,878
Proceeds for stock option exercise	21	217
Taxes paid related to net share settlements of equity awards	(94)	(629)
Net cash (used in) provided by financing activities	(73)	9,466
Effect of foreign exchange rate changes	(52)	99
Net (decrease) increase in cash and cash equivalents	(9,930)	12,226
Cash and cash equivalents, beginning of year	23,852	11,626
Cash and cash equivalents, end of year	$13,922	$23,852
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$73	$15
Supplemental disclosure of non-cash activities:
Transfer of inventory to property and equipment	$5	$118
ROU assets obtained with the modification of operating lease	$—	$2,042

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

Our fiscal year ends on the Saturday closest to December 31. Fiscal 2022 ended on December 31, 2022 (“FY 2022”) and Fiscal 2021 ended on January 1, 2022 (“FY 2021”). Fiscal years 2022 and 2021 each included 52 weeks of operations.

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

Cash and Cash Equivalents

We consider all highly liquid debt instruments with insignificant interest rate risk and an original maturity of three months or less when purchased to be cash equivalents. Our cash equivalents consist primarily of cash deposits in money market funds that are available for withdrawal without restriction.

Sales Returns Allowance and Allowance for Doubtful Accounts

When determining the transaction price, we estimate the variable consideration as the most likely amount to which we expect to be entitled, and we include the estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue will not occur when the uncertainty associated with the variable consideration is resolved. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. Our provision for sales returns is recorded net of the associated costs. There was no provision for sales returns as of December 31, 2022 and January 1, 2022.

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

A reconciliation of the changes in our allowance for doubtful accounts balances for the years ended December 31, 2022 and January 1, 2022 are as follows (in thousands):

	Balance at			Balance
	Beginning of			at End of
Description	the period	Additions	(Deductions)	the period
Allowance for doubtful accounts Years ended
December 31, 2022	268	187	(65)	390
January 1, 2022	244	37	(13)	268

Inventories

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

As part of our normal business, we generally utilize various finished goods inventory as either sales demos to facilitate the sale of our products to prospective customers, or as loaners that we allow our existing customers to use while we repair their products. We are amortizing these demos and loaners over an estimated useful life of four years. The amortization of the demos is charged to sales and marketing expense while the amortization on the loaners is charged to cost of revenues. The gross value of demos and loaners was $1.9 million and $2.0 million and the accumulated amortization was $1.7 million and $1.7 million as of December 31, 2022 and January 1, 2022, respectively. The net book value of demos and loaners is charged to cost of revenues if and when such demos or loaners are sold.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated on a straight–line basis over the estimated useful lives of the assets, which is generally three year. Leasehold improvements are amortized over the lesser of their estimated useful lives or the lease term. Repairs and maintenance costs are expensed as incurred.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use (“ROU”) assets, net and Operating lease liabilities in our consolidated balance sheets. As of December 31, 2022, the Company was not a party to finance lease arrangements.

Operating lease ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Under the available practical expedient, we account for the lease and non-lease components as a single lease component.

Valuation of Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an annual impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test during the second quarter of fiscal 2022 and determined that its goodwill was not impaired. As of December 31, 2022, we had not identified any factors that indicated there was an impairment of our goodwill and determined that no additional impairment analysis was then required.

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

Revenue Recognition

Our revenues arise from the sale of laser consoles, delivery devices, consumables, service, and support activities. We also derive revenue from royalties from third parties which are typically based on licensees’ net sales of products that utilize our technology. Our revenue is recognized in accordance with ASC 606, “Revenue from Contracts with Customers.” The Company recognizes revenue using the five-step model: (1) identifying the contract with the customer, (2) identifying the performance obligations in the contract, (3) determining expected transaction price, (4) allocating the transaction price to the distinct performance obligations in the contract, and (5) recognizing revenue when (or as) the performance obligations are satisfied.

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

(4)
Royalty Revenue: The Company has royalty agreements with four customers related to sale of the Company’s intellectual property. Under the terms of these agreements, three customers are to remit a percentage of sales to the Company as the sales occur and one customer made an upfront prepayment for royalties.

The arrangements with three customers are for sales-based licenses of intellectual property, for which the guidance in paragraph ASC 606-10-55-65 applies. Therefore, the Company recognizes revenue at a point in time, only as the subsequent sale occurs. However, the Company notes that such sales being reported by the licensee with a quarter in arrear, such revenue is recognized at the time it is reported and paid by the licensee given that any estimated variable consideration would have to be fully constrained due to the unpredictability of such estimate and the unavoidable risk that it may lead to significant revenue reversals. For the arrangement with one customer, the Company had concluded that there is one combined performance obligation to be satisfied. Therefore, the Company recognizes revenue related to this arrangement over time.

(5)
Exclusive Distribution Rights: In March 2021, the Company entered into a distribution agreement with Topcon, pursuant to which the Company granted Topcon the exclusive right to distribute the Company’s retina and glaucoma products in certain geographies outside the United States. The exclusivity arrangement with Topcon obligates the Company to provide training, customer support, and exclusive territorial rights to Topcon for certain international regions, for a period of 10 years, commencing upon regulatory approval to transfer existing (non-exclusive) distribution rights from the current distributors in those regions to Topcon. The Company has the right to terminate the exclusive distribution rights granted to Topcon for any of the regions at any point in time during the 10-year exclusivity term for a termination fee that is based on a multiple of 1.2 times the revenue generated by the Company in 2019 for the respective region. Management has determined that the exclusivity rights, training, and customer support represents a single combined performance obligation for each region, to be recognized as exclusivity fee revenue on a straight-line basis over the 10-year period for each region, commencing on the date that regulatory approval is obtained for each region, based on the SSP for such combined performance obligation for each region. The estimated fair value of the exclusive distribution rights for all regions combined totaled approximately $14.8 million. Of this amount, management has fully-constrained and returned to Topcon the arrangement fee allocated to Belarus (approximately $0.2 million) because obtaining the necessary regulatory approvals and termination of existing distributor relationship was not feasible. During fiscal years ended 2022 and 2021, $1.3 million and $0.6 million in revenue related to the exclusive distribution rights was recorded, respectively.

Costs of Obtaining Revenue Contracts

The Company recognized assets from certain costs incurred to obtain revenue contracts. These costs relate to sales commissions arising from the sale of our products. The costs are considered incremental and recoverable of obtaining revenue contracts with customers. These deferred costs are amortized on a straight-line basis over the estimated period of benefit, which typically ranges from 2 to 3 years. As of December 31, 2022 and January 1, 2022, we recognized deferred costs incurred to obtain revenue contracts with customers, net of accumulated amortization, of $0.2 million and $0, respectively, and included these amounts in Prepaid expenses and other current assets and Other long-term assets in the

Company’s consolidated balance sheets. Amortization expense was $36 thousand and $0, respectively, for the fiscal years ended December 31, 2022 and January 1, 2022. There were no impairment expenses for both the fiscal years ended December 31, 2022 and January 1, 2022, respectively.

Sales commissions that do not represent incremental and recoverable costs of obtaining a contract are expensed as incurred. As a practical expedient, the Company will not recognize such sales commission as a contract asset but rather recognize as expense when incurred if the amortization period of the asset that the Company would have otherwise recognized is one year or less.

Contract Fulfillment Costs

The Company recognized an asset from the costs incurred to fulfill a contract. These costs relate directly and must be incurred to satisfy performance obligations on certain specific contract with a customer. These costs are expected to be recovered over time and are amortized on a systematic basis that is consistent with the recognition of revenue to which it relates. As of December 31, 2022 and January 1, 2022, we recognized deferred costs incurred to fulfill a contract with a customer, net of accumulated amortization, of $0.8 million and $0.3 million, respectively, and included these amounts in Prepaid expenses and other current assets and Other long-term assets in the Company’s consolidated balance sheets. Amortization expense was $62 thousand and $0, respectively, for the fiscal years ended December 31, 2022 and January 1, 2022. There were no impairment expenses for both the fiscal years ended December 31, 2022 and January 1, 2022, respectively.

Taxes Collected from Customers and Remitted to Governmental Authorities

Taxes collected from customers and remitted to governmental authorities are recognized on a net basis in the accompanying consolidated statements of operations as well as accrued expenses to the degree which is appropriate.

Deferred Revenue

Deferred revenue represents contract liabilities. Revenue related to extended service contracts is deferred and recognized on a straight-line basis over the period of the applicable service period. Costs associated with these service arrangements are recognized as incurred.

A reconciliation of the changes in our deferred revenue balances for the years ended December 31, 2022 and January 1, 2022 are as follows (in thousands):

FY 2020: Balance as of January 2, 2021	$1,227
Additions to deferral	14,503
Revenue recognized	(2,445)
FY 2021: Balance as of January 1, 2022	13,285
Additions to deferral	4,051
Revenue recognized	(3,183)
FY 2022: Balance as of December 31, 2022	$14,153

During each of the twelve months ended December 31, 2022 and January 1, 2022, approximately $2.3 million and $0.9 million were recognized pertaining to amounts deferred as of January 1, 2022 and January 2, 2021, respectively.

Warranty

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

A reconciliation of the changes in our warranty liability for the years ended December 31, 2022 and January 1, 2022 are as follows (in thousands):

FY 2020: Balance as of January 2, 2021	$247
Accruals for product warranties	105
Cost of warranty claims	(158)
Adjustment to pre-existing warranties	(36)
FY 2021: Balance as of January 1, 2022	158
Accruals for product warranties	132
Cost of warranty claims	(232)
Adjustment to pre-existing warranties	216
FY 2022: Balance as of December 31, 2022	$274

Shipping and Handling Costs

Our shipping and handling costs billed to customers are included in revenues and the associated expense is recorded in cost of revenues for all periods presented. Shipping and handling costs billed to customers amounted to $0.3 million and $0.3 million during fiscal years 2022 and 2021, respectively.

Research and Development

Research and development expenditures are charged to operations as incurred.

Advertising

Advertising and promotion costs are expensed as they are incurred; such costs were approximately $0.4 million in 2022 and $0.2 million in 2021 and are included in sales and marketing expenses in the accompanying consolidated statements of operations.

Income Taxes

We account for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We annually evaluate the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. As of December 31, 2022, based on the Company's recent history of losses and its forecasted losses, management believes on the more likely than not basis that a full valuation allowance is required. Accordingly, as of December 31, 2022, the Company provided a full valuation allowance on its federal and states deferred tax assets.

Accounting for Uncertainty in Income Taxes

We account for uncertain tax positions in accordance with ASC 740. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a "more-likely-than-not" threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accrued interest and penalties during the years ended December 31, 2022 and January 1, 2022.

Accounting for Stock-Based Compensation

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

We market our products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of our customers and maintains an allowance for potential credit losses. Historically, we have not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the year ended December 31, 2022, one customer, Topcon, accounted for greater than 10% of total revenues, representing 28%. For the year ended January 1, 2022, one customer, Topcon, accounted for greater than 10% of total revenues, representing 21%. For the year ended December 31, 2022, one customer, Topcon, accounted for over 10% of our accounts receivable, representing 37%. As of January 1, 2022, two customers, including Topcon, accounted for over 10% of our accounts receivable, representing 31% and 11%, respectively.

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

Net Income (Loss) per Share

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

Foreign Currency

Assets and liabilities of foreign operations with non-U.S. Dollar functional currency are translated to U.S. Dollars using exchange rates in effect at the end of the period. Revenue and expenses are translated to U.S. Dollars using rates that approximate those in effect during the period. The resulting translation adjustments are included in the Company’s Consolidated Balance Sheets in the stockholders’ equity section as a component of accumulated other comprehensive income (loss).

Implementation Costs Incurred in a Cloud Computing Service Arrangement

The Company is currently implementing a new enterprise resource planning (“ERP”) system. The new ERP system operates in a cloud-based environment. The Company concluded that this cloud computing arrangement does not include a license, and therefore, will account for this arrangement as one that is a service contract. As of December 31, 2022, the Company capitalized $0.7 million in implementation costs, included in Prepaid expenses and other current assets and Other long-term assets in the Company’s condensed consolidated balance sheets. The Company will amortize the capitalized implementation costs over 5 years on a straight-line basis once the ERP system is ready for use. There were no amortization expenses for the fiscal year ended December 31, 2022.

Recently Adopted Accounting Standards

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

On March 10, 2021, the Company completed the purchase of substantially all of the tangible and intangible assets of TMLS, which was an established leader in manufacturing and selling laser products under the tradename “PASCAL.” The acquisition has been recognized as an acquisition of a business and the purchase price (approximately $5.3 million) has been allocated to tangible and identified intangible assets acquired based on their estimated fair values.

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

4. Related Party - Topcon

As of December 31, 2022, Topcon holds a 10.1% voting interest in the Company, which qualifies it to be a principal owner considered a related party, even though it currently does not have significant influence over the Company’s operations.

Topcon resells certain of our products as our exclusive distributor in certain international regions. At the same time, the Company also purchases certain raw materials from Topcon. During fiscal year 2022, the Company’s revenues related to Topcon amounted to approximately $15.9 million, including $1.3 million recognized exclusive distribution rights revenue. During fiscal year 2021, the Company’s revenues related to Topcon amounted to approximately $11.1 million, including $0.6 million recognized exclusive distribution rights revenue. The Company’s purchases from Topcon during fiscal year 2022 and 2021 amounted to $1.0 million and $1.1 million, respectively. As of December 31, 2022, the amounts receivable from and payable to Topcon were $3.5 million and $15 thousand, respectively. As of January 1, 2022, the amounts receivable from and payable to Topcon were $3.1 million and $0.6 million, respectively.

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

The carrying amounts of our financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of December 31, 2022 and January 1, 2022, approximate fair value because of the short maturity of these instruments.

As of December 31, 2022 and January 1, 2022, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

	As of December 31, 2022				As of January 1, 2022
	Fair Value Measurements				Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$12,496	$—	$—	$12,496	$23,359	$—	$—	$23,359

The Company’s Level 1 financial assets are money market funds whose fair values are based on quoted market prices. The Company does not have any Level 2 and Level 3 financial assets or liabilities.

6. Inventories

The components of our inventories are as follows (in thousands):

	FY 2022	FY 2021
	December 31, 2022	January 1, 2022
Raw materials	$5,820	$3,937
Work in process	320	201
Finished goods	4,468	3,476
Total inventories	$10,608	$7,614

7. Property and Equipment

The components of our property and equipment are as follows (in thousands):

	FY 2022	FY 2021
	December 31, 2022	January 1, 2022
Equipment	$11,527	$11,360
Leasehold improvements	2,494	2,454
Less: accumulated depreciation and amortization	(13,559)	(13,386)
Property and equipment, net	$462	$428

Depreciation expense related to property and equipment was $257 thousand and $640 thousand for the fiscal years 2022 and 2021, respectively.

8. Goodwill

The carrying value of goodwill was $965 thousand as of both December 31, 2022 and January 1, 2022.

In March 2021, the Company recorded approximately $0.4 million goodwill in connection with its purchase of the PASCAL Business.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an annual impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceed the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test during the second quarter of fiscal year 2022 and determined that its goodwill was not impaired. The determination of whether any potential impairment of goodwill exists is based upon an impairment test performed in accordance with ASC 350. There was no impairment of goodwill recognized during fiscal years 2022 and 2021.

9. Intangible Assets

The components of our purchased intangible assets as of December 31, 2022 are as follows (in thousands):

	Useful Lives	FY 2022 Annual Amortization	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Lives Remaining
Customer relations	15 Years	$30	$340	$230	$110	4.21 Years
Developed technology	7 Years	165	1,900	272	1,628	6.10 Years
Trade names	9 Years	33	300	61	239	7.17 Years
Patents	Varies	—	600	600	—	Varies
		$228	$3,140	$1,163	$1,977

The components of our purchased intangible assets as of January 1, 2022 are as follows (in thousands):

	Useful Lives	FY 2021 Annual Amortization		Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Lives Remaining
Customer relations	15 Years	$28		$340	$200	$140	5.08 Years
Developed technology	7 Years	107	—	900	107	793	6.17 Years
Trade names	9 Years	28	—	300	28	272	8.17 Years
In-process R&D	7 Years	—	—	1,000	—	1,000	Not applicable
Patents	Varies	—		600	600	—	Varies
		$163		$3,140	$935	$2,205

Aggregate amortization expense for fiscal years 2022 and 2021 were $228 thousand and $163 thousand, respectively. The amortization of developed technology was charged to research and development expense and the amortization of customer relations and trade names was charged to sales and marketing expense. We started amortization of in-process R&D in the fourth fiscal quarter of 2022, as it was related to the release of a new system.

Estimated future amortization expense for purchased intangible assets is as follows (in thousands):

Fiscal Year:
2023	$335
2024	335
2025	323
2026	319
2027	319
Thereafter	346
Total	$1,977

10. Accrued Expenses and Other Current Liabilities

The components of our accrued expenses and other current liabilities are as follows (in thousands):

	FY 2022	FY 2021
	December 31, 2022	January 1, 2022
Legal and professional fees	$384	$379
Sales and marketing expenses	96	238
Temporary help and consulting	196	215
Royalties payable	106	97
Tax payable	65	73
Other accrued expenses	701	573
Total accrued expenses	$1,548	$1,575

	FY 2022	FY 2021
	December 31, 2022	January 1, 2022
Customer deposits	$968	$1,098
Total other current liabilities	$968	$1,098

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

12. Commitments and Contingencies

Operating Lease Commitments.

We lease our operating facilities in Mountain View, California, under a non-cancelable operating lease through August 31, 2024. There are no further options or rights to extend the term of this lease.

Our operating lease commitments consist of facility and office equipment leases. Operating lease expense for fiscal years 2022 and 2021 was approximately $1.0 million and $1.1 million, respectively. The weighted average discount rate used in calculating the present value of lease payments was 4.9%. As of December 31, 2022, the weighted average remaining lease term for our operating leases was 1.7 years.

The following represents maturities of operating lease liabilities as of December 31, 2022 (in thousands):

Fiscal Year	Operating Lease Payments
2023	$1,096
2024	723
2025	12
2026	10
Total lease payments	1,841
Less: Imputed interest	(72)
Total future minimum lease payments	$1,769

Purchase Commitments.

Our purchase commitments consist primarily of non-cancellable purchase orders with vendors to manufacture certain components and ophthalmic instruments. As of December 31, 2022, our future minimum payments through fiscal year 2024 for our purchase commitments were approximately $20.6 million, with $2.1 million committed for the next 12 months.

License Agreements.

We are obligated to pay royalties equivalent to 1% to 5% of sales on certain products under certain license agreements with termination dates through the end of 2033. Royalty expense, charged to cost of revenues, was approximately $0.4 million and $0.4 million for fiscal years 2022 and 2021, respectively.

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

Legal Proceedings.

From time to time, we may be involved in legal proceedings arising in the ordinary course of business. In general, management believes that ordinary course of business matters will not have a material adverse effect on our financial position or results of operations and are adequately covered by our liability insurance. However, it is possible that consolidated cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one of more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses.

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

The following table represents the shares activity and the total number of shares available for grant under the Incentive Plan:

Shares Available for Grant
Balances as of January 2, 2021	478,022
Additional shares reserved	1,000,000
Options granted	(348,363)
Restricted stock granted	(257,397)
Options cancelled or forfeited	159,048
Awards cancelled	91,071
Balances as of January 1, 2022	1,122,381
Options granted	(577,613)
Restricted stock granted	(547,305)
Options cancelled or forfeited	107,575
Awards cancelled	9,957
Balances as of December 31, 2022	114,995

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

The following table shows stock-based compensation expenses by functional area in the consolidated statements of operations for 2022 and 2021 (in thousands):

	FY 2022	FY 2021
	Year Ended	Year Ended
	December 31, 2022	January 1, 2022
Cost of revenues	$246	$328
Research and development	155	87
Sales and marketing	400	518
General and administrative	820	695
Total stock-based compensation expense	$1,621	$1,628

Stock-based compensation expense capitalized to inventory was immaterial for 2022 and 2021.

As of December 31, 2022, there was $2.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the Incentive Plan. The cost is expected to be recognized over a weighted-average period of 1.79 years.

Summary of Stock Options

The following table summarizes information regarding activity in our stock option plans during the fiscal years ended 2022 and 2021 (in thousands except share and per share data):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances as of January 2, 2021	1,649,540	$4.67
Options granted	348,363	6.65
Options exercised	(66,234)	3.27
Options cancelled or forfeited	(159,048)	5.14
Balances as of January 1, 2022	1,772,621	5.07
Options granted	577,613	2.53
Options exercised	(9,692)	2.20
Options cancelled or forfeited	(107,575)	8.22
Balances as of December 31, 2022	2,232,967	$4.27

The following table summarizes information with respect to stock options outstanding and exercisable as of December 31, 2022:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$1.82 - $2.12	11,175	4.24	$1.99	7,162	$1.99
$2.13 - $2.13	349,585	4.33	$2.13	224,545	$2.13
$2.18 - $2.27	54,667	4.02	$2.24	44,240	$2.24
$2.28 - $2.28	461,913	6.27	$2.28	-	$—
$2.30 - $4.86	193,648	5.01	$3.43	84,574	$3.62
$4.92 - $4.92	600,000	5.39	$4.92	279,167	$4.92
$4.98 - $6.57	194,854	3.70	$5.71	146,606	$5.61
$6.58 - $6.58	238,263	4.98	$6.58	79,575	$6.58
$6.67 - $14.61	128,400	2.52	$10.09	100,262	$10.75
$16.29 - $16.29	462	0.57	$16.29	462	$16.29
$1.82 - $16.29	2,232,967	4.98	$4.27	966,593	$4.87

The determination of the fair value of options granted is computed using the Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Option Plan
	FY 2022	FY 2021
Average risk free interest rate	3.82%	0.89%
Expected life (in years)	4.50 years	4.45 years
Dividend yield	—	—
Average volatility	76.0%	73.9%

The weighted average grant date fair value of options granted as calculated using the Black-Scholes option pricing was $1.55 and $3.81 per share for the fiscal years 2022 and 2021, respectively.

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

Information regarding stock options outstanding, exercisable and expected to vest as of December 31, 2022 is summarized below:

	Number of	Weighted Average	Weighted Average Remaining Contractual	Aggregate Intrinsic Value
	Shares	Exercise Price	Life (years)	(thousands)
Options outstanding	2,232,967	$4.27	4.98	$1
Options vested and expected to vest	2,116,879	$4.31	4.92	$1
Options exercisable	966,593	$4.87	3.89	$1

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2022. This amount is subject to change due to changes to the fair market value of our common stock. The total intrinsic value of options exercised for fiscal years 2022 and 2021 were approximately $23 thousand and $251 thousand, respectively.

Restricted Stock Units

Effective for the 2018 fiscal year and thereafter, each non-employee member of the Board of Directors receives an annual equity award of either restricted stock or RSU, at the election of such Board member, in each case equal to $75 thousand worth of our common stock (determined at the fair market value of the shares at the time such award is granted) under our Incentive Plan. Each equity award vests in full on the earlier of the one-year anniversary of the date of grant or the Company’s next annual meeting of stockholders, provided that the non-employee member continues to serve on the Board through such date.

Summary of Restricted Stock Units

We recognize the estimated compensation expense of restricted stock units, net of estimated forfeitures, over the vesting term. The estimated compensation expense is based on the fair value of our common stock on the date of grant.

Information regarding the restricted stock units outstanding, vested and expected to vest as of December 31, 2022 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Restricted stock units outstanding	473,029	1.05	$951
Restricted stock units vested and expected to vest	434,273	1.00	$873

The intrinsic value of the restricted stock units is calculated based on the closing price of our shares as quoted on the Nasdaq Global Market on the last trading day of the fiscal year, December 31, 2021, of $2.01.

The majority of the restricted stock units that were released in fiscal year 2022 were net-share settled such that we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the restricted stock units on their release date as determined by our closing stock price. These net-share settlements had the effect of share repurchases as they reduced and retired the number of shares that would have otherwise been issued as a result of the release and did not represent an expense to us. For the fiscal year ended December 31, 2022, 138,964 shares of restricted stock units were released with an intrinsic value of approximately $372 thousand. We withheld 35,165 shares to satisfy approximately $94 thousand of employees’ minimum tax obligation on the released restricted stock units.

Information regarding the RSU activity during the years ended December 31, 2022 and January 1, 2022 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 2, 2021	524,851	$5.10
Restricted stock units granted	171,598	$6.78
Restricted stock units released	(381,974)	$7.07
Restricted stock units forfeited	(60,714)	$4.16
Outstanding as of January 1, 2022	253,761	$3.50
Restricted stock units granted	364,870	$2.45
Restricted stock units released	(138,964)	$4.88
Restricted stock units forfeited	(6,638)	$5.08
Outstanding as of December 31, 2022	473,029	$3.13

During the year ended December 31, 2022, the Company awarded 364,870 restricted stock units at a weighted average grant date fair value of $2.45 per share. During the year ended December 31, 2021, the Company awarded 171,598 restricted stock units at a weighted average grant date fair value of $6.78 per share. Of this amount, 5,000 performance-based shares that are subject to service and performance vesting conditions with a weighted average grant date fair value of $8.34 per share.

During fiscal year 2021, 56,900 stock awards were modified to clarify the performance condition. The total incremental expense for these modifications resulted in an additional stock-based compensation expense of $0.4 million recorded within cost of sales and operating expenses on the consolidated statements of operations for the fiscal year 2021.

14. Employee Benefit Plan

We have a plan known as the Iridex Corporation Profit Sharing/401(k) Plan to provide retirement benefits through the deferred salary deductions for substantially all U.S. employees. Employees may contribute up to 15% of their annual compensation to the plan, limited to a maximum amount set by the Internal Revenue Service. The plan also provides for Company contributions at the discretion of the Company. In 2022, the Company made $230 thousand worth of total matching contributions. In 2021, the Company made $201 thousand worth of total matching contributions.

15. Income Taxes

Loss from operations before provision for income taxes was comprised of the following:

	FY 2022	FY 2021
	Year Ended	Year Ended
	December 31, 2022	January 1, 2022
United States	$(7,544)	$(5,233)
Foreign	62	48
Total	$(7,482)	$(5,185)

The provision for income taxes includes:

	FY 2022	FY 2021
	Year Ended	Year Ended
	December 31, 2022	January 1, 2022
Current:
Federal	$—	$—
State	47	20
Foreign	18	18
	65	38
Deferred:
Federal	1	1
State	(1)	1
	-	2
Provision for income taxes	$65	$40

Our effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

	FY 2022	FY 2021
	Year Ended	Year Ended
	December 31, 2022	January 1, 2022
Income tax provision at statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	5.1%	7.6%
Permanent differences	(2.1)%	17.1%
Federal rate change impact	(1.1)%	—
Research and development credits	1.5%	2.3%
Change in valuation allowance	(24.0)%	(47.4)%
Foreign rate differential	(0.1)%	(0.2)%
Other	(1.2)%	(1.2)%
Effective tax rate	(0.9)%	(0.8)%

The tax effect of temporary differences and carryforwards that give rise to significant portions of the net deferred tax assets are presented below (in thousands):

	FY 2022	FY 2021
	Year Ended	Year Ended
	December 31, 2022	January 1, 2022
Deferred tax assets:
Net operating losses	$11,264	$13,751
Research and development credits	3,904	3,582
Accruals and reserves	2,505	2,637
Deferred revenue	2,640	82
Property and equipment	283	361
Intangible assets	344	268
Section 174 research and experimental expenditures capitalization	1,500	-
Stock compensation	717	574
Other tax credits	1	-
Total deferred tax asset	23,158	21,255
Less: Valuation allowance	(23,078)	(21,280)
Total deferred tax assets, net	80	(25)
Deferred tax liabilities:
Goodwill	(104)	-
Total deferred tax liabilities	(104)	-
Net deferred tax liabilities	$(24)	$(25)

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

As of December 31, 2022, based on the Company's recent history of losses and its forecasted losses, management believes on the more likely than not basis that a full valuation allowance is required. Accordingly, in the fourth quarter of fiscal year 2022, the Company provided a full valuation allowance on its federal and state deferred tax assets. As of December 31, 2022, the Company had federal and state net operating loss (“NOL”) carry forwards of $44.6 million and $55.4 million, respectively. The federal NOL will begin to expire in 2033 and the state NOL will begin to expire in 2032.

The Company has federal and state research credit carry forwards of approximately $2.4 million and $2.2 million, respectively. The federal research credit will begin to expire in 2023 and the state research credit can be carried forward indefinitely. In the event of a change in ownership as defined by IRC sections 382 and 383, the usage of the above mentioned NOLs and credits may be limited.

The Company accounts for uncertain tax positions in accordance with ASC 740, “Income Taxes.” ASC 740 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. In accordance with our accounting policy, we recognize accrued interests and penalties related to unrecognized tax benefits as a component of income tax expense. There is no accrued interest and penalty during the year ended December 31, 2022.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	FY 2022	FY 2021
	Year Ended	Year Ended
	December 31, 2022	January 1, 2022
Balance at the beginning of the year	$1,308	$1,220
Additions based upon tax positions related to the current year	110	88
Reductions based upon tax positions related to the prior year	(50)	-
Balance at the end of the year	$1,368	$1,308

If the ending balance of $1.4 million of unrecognized tax benefits as of December 31, 2022 were recognized, $0 of the recognition would affect the income tax rate. The Company does not anticipate any material change in our unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business.

The Company files U.S. federal and state returns. The tax years 2012 to 2022 remain open in several jurisdictions, none of which have individual significance.

16. Loan and Security Agreement

In November 2016, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank providing for up to $15.0 million secured revolving loan facility (“Revolving Loan Facility”), with availability subject to an accounts receivable borrowing base formula. Borrowings under the Revolving Loan Facility accrue interest at a per annum rate equal to the Wall Street Journal Prime Rate as in effect from time to time, plus 1.5%. The Loan Agreement does not include any financial covenants. The Loan Agreement expired on November 2, 2019 and was amended (First Amendment to the Loan Agreement) to extend through January 1, 2020.

In January 2020, the Company reduced the credit line to match its expected borrowing base, which is reflected in the Second Amendment to the Loan Agreement providing for up to $8.0 million Revolving Loan Facility through January 1, 2021. The Third Amendment to the Loan Agreement was executed in December 2020 to extend the term through April 1, 2022. The Fourth Amendment to the Loan Agreement was executed in March 2022 to extend the term through May 31, 2022. The Fifth Amendment to the Loan Agreement was executed in June 2022 to extend the term through December 1, 2023.

As of December 31, 2022 and January 1, 2022, there were no amounts outstanding.

17. Business Segments and Geographical Information

We operate in one segment, ophthalmology. Substantially all of our long-term assets are located in the U.S. We develop, manufacture and market medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service and support activities.

Revenue information shown by product is as follows (in thousands):

	FY 2022	FY 2021
	Year Ended	Year Ended
	December 31, 2022	January 1, 2022
Cyclo G6	$14,694	$13,950
Retina	31,657	31,106
Other(1)	10,621	8,847
Total revenues	$56,972	$53,903

(1) Includes service contract revenues of $1,509 thousand and $1,386 thousand recognized during fiscal years 2022 and 2021, respectively. Includes $1,348 thousand and $615 thousand recognized revenue related to the exclusive distribution rights during fiscal years 2022 and 2021. Other also includes revenues from paid service, royalty, freight and legacy G probes.

Revenue information shown by geographic region is as follows (in thousands):

	FY 2022	FY 2021
	Year Ended	Year Ended
	December 31, 2022	January 1, 2022
United States	$29,179	$24,946
Europe, Middle East and Africa	13,801	13,970
Asia/Pacific Rim	10,931	12,444
Americas, excluding the U.S.	3,061	2,543
	$56,972	$53,903

Revenues are attributed to countries based on location of end customers.

Other than the United States, The Netherlands accounted for more than 10% of the Company’s revenues during fiscal year 2022, representing 11.8%. The United States accounted for 51.2% of revenues in 2022. Other than the United States, Japan accounted for more than 10% of the Company’s revenues during fiscal year 2021, representing 13.5%. The United States accounted for 46.3% of revenues in 2021.

18. Computation of Basic and Diluted Net Loss Per Common Share

A reconciliation of the numerator and denominator of basic and diluted net loss per common share is provided as follows (in thousands, except per share amounts):

	FY 2022	FY 2021
	Year Ended	Year Ended
	December 31, 2022	January 1, 2022
Numerator:
Net loss	$(7,547)	$(5,225)
Denominator:
Weighted average shares of common stock (basic)	15,938	15,421

Weighted average shares of common stock (diluted)	15,938	15,421
Per share data:
Basic net loss per share	$(0.47)	$(0.34)
Diluted net loss per share	$(0.47)	$(0.34)

As of December 31, 2022 and January 1, 2022, stock options, restricted stock units and restricted stock awards of 1,834,930 and 1,655,218 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding because to do so would have been anti-dilutive.

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

Based on management’s evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even any effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of any internal control may vary over time. Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment using those criteria, our management concluded that, as of December 31, 2022, our internal control over financial reporting is effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Certain information required by Part III has been omitted from this Form 10-K. This information is instead incorporated herein by reference to our definitive Proxy Statement, which we will file within 120 days after the end of our fiscal year pursuant to Regulation 14A in time for our Annual Meeting of Stockholders to be held in 2023.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022 and is incorporated in this report by reference.

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

3. Exhibits

Exhibit Index

Exhibit No.		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1 (P)	Amended and Restated Certificate of Incorporation of Registrant.	SB-2	333-00320-LA		February 15, 1996

3.2	Amended and Restated Bylaws of Registrant.	8-K	000-27598	3.1	April 1, 2019

4.1	Investor Rights Agreement, dated as of August 31, 2007, by and among the Registrant, BlueLine Capital Partners, LP; BlueLine Capital Partners III, LP and BlueLine Capital Partners II, LP.	8-K	000-27598	4.2	September 7, 2007

4.2	Amendment No. 1 to Investor Rights Agreement, dated as of March 31, 2009.	8-K	000-27598	4.1	April 6, 2009

4.3	Description of Capital Stock.	10-K	000-27598	4.3	March 13, 2020

10.1	Fourth Amendment to Lease Agreement dated February 9, 2016 by and between Zappettini Investment Co. and the Registrant.	10-K	000-27598	10.1	March 31, 2016

10.2	Form of Indemnification Agreement with directors and officers.	10-K	000-27598	10.2	March 15, 2022

10.3	Lease Agreement dated December 6, 1996 by and between Zappettini Investment Co. and the Registrant, as amended pursuant to Amendment No. 1 dated September 15, 2003 and Amendment No. 2 dated December 22, 2008.	10-K	000-27598	10.2	April 1, 2009

10.3.1	Third Amendment to Lease Agreement dated August 4, 2014 by and between Zappettini Investment Co. and the Registrant.	10-Q	000-27598	10.1	November 3, 2014

10.3.2	Fourth Amendment to Lease Agreement dated January 31, 2016 by and between ZIC 1212 Terra Bella LLC and the Registrant.	10-K	000-27598	10.1	March 31, 2016

10.3.3	Triple Net Lease dated April 26, 2017 by and between ZIC 1212 Terra Bella LLC and the Registrant.	8-K	000-27598	10.1	May 1, 2017

Exhibit No.		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.3.4	First Amendment to Triple Net Lease by and between ZIC 1212 Terra Bella LLC and the Registrant, executed on April 30, 2021.	10-Q	000-27598	10.1	August 12, 2021

10.6*	2005 Employee Stock Purchase Plan.	DEF 14A	000-27598		April 30, 2004

10.7*	2008 Equity Incentive Plan, as amended.	DEF 14A	000-27598		April 30, 2021

10.8*	Form of 2008 Equity Incentive Plan Option Agreement.	S-8	333-155598	99.1	November 21, 2008

10.9*	Form of Stand-Alone Stock Option Agreement.	SC TO-I	005-48169	99.(d)(5)	July 30, 2009

10.10	Securities Purchase Agreement, dated August 31, 2007, by and among BlueLine Capital Partners, LP, BlueLine Capital Partners III, LP, BlueLine Capital Partners II, LP and the Registrant.	8-K	000-27598	10.1	September 7, 2007

10.11*	Form of 2008 Equity Incentive Plan Restricted Stock Award Agreement.	10-Q	000-27598	10.1	August 4, 2011

10.12*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Agreement.	10-Q	000-27598	10.2	August 4, 2011

10.13	Loan and Security Agreement, dated as of November 2, 2016, between IRIDEX Corporation and Silicon Valley Bank.	8-K	000-27598	10.1	November 3, 2016

10.13.1	First Amendment to Loan and Security Agreement between IRIDEX Corporation and Silicon Valley Bank, executed on December 3, 2019.	10-K	000-27598	10.19.1	March 13, 2020

10.13.2	Second Amendment to Loan and Security Agreement between IRIDEX Corporation and Silicon Valley Bank, executed on January 8, 2020.	10-K	000-27598	10.19.2	March 13, 2020

10.13.3	Third Amendment to Loan and Security Agreement between IRIDEX Corporation and Silicon Valley Bank, executed on December 31, 2020.	10-K	000-27598	10.19.3	March 23, 2021

10.13.4	Fourth Amendment to Loan and Security Agreement between IRIDEX Corporation and Silicon Valley Bank, executed on March 24, 2022.	10-Q	000-27598	10.1	August 15, 2022

10.13.5	Fifth Amendment to Loan and Security Agreement between IRIDEX Corporation and Silicon Valley Bank, executed on June 15, 2022.	10-Q	000-27598	10.1	August 15, 2022

10.14*	Offer Letter between the Company and Mr. Bruce effective as of May 20, 2019.	8-K/A	000-27598	10.1	June 14, 2019

10.15*	Change in Control Severance Agreement dated as of October 25, 2019, between the Company and Mr. Bruce.	8-K	000-27598	10.1	October 28, 2019

10.16*	Change in Control Severance Agreement dated as of October 25, 2019, between the Company and Mr. Mercer.	8-K	000-27598	10.2	October 28, 2019

10.17	Asset Purchase Agreement dated as of March 2, 2021, among the Company, Topcon Medical	8-K/A	000-27598	10.1	March 4, 2021

Exhibit No.		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
Laser Systems, Inc. and Topcon America Corporation.

10.18	Distribution Agreement dated as of March 2, 2021, by and between the Company and Topcon Corporation.	8-K/A	000-27598	10.2	March 4, 2021

10.19	Investment Agreement dated as of March 2, 2021, by and between the Company and Topcon America Corporation.	8-K/A	000-27598	10.3	March 4, 2021

10.20	Registration Rights Agreement dated as of March 2, 2021, by and between the Company and Topcon America Corporation.	8-K/A	000-27598	10.4	March 4, 2021

21.1 (P)	Subsidiaries of Registrant	SB-2	333-00320-LA		February 15, 1996

23.1	Consent of BPM LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included on signature page).					X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 9th day of March 2023.

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

Signature	Title	Date
/s/ David I. Bruce	President and Chief Executive Officer	March 9, 2023
(David I. Bruce)	(Principal Executive Officer)

/s/ Fuad Ahmad	Interim Chief Financial Officer	March 9, 2023
(Fuad Ahmad)	(Principal Financial Officer)

/s/ Scott Shuda	Chairperson of the Board	March 9, 2023
(Scott Shuda)

/s/ Nandini Devi	Director	March 9, 2023
(Nandini Devi)

/s/ Robert Grove	Director	March 9, 2023
(Robert Grove)

/s/ Beverly A. Huss	Director	March 9, 2023
(Beverly A. Huss)

/s/ Kenneth E. Ludlum	Director	March 9, 2023
(Kenneth E. Ludlum)