Form 10-Q
period 2023-04-01
IRIDEX CORP
filed 2023-05-11
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2023

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

The number of shares of common stock, $0.01 par value, issued and outstanding as of May 4, 2023 was 16,007,161.

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
•
macroeconomic conditions, including impact of the COVID-19 pandemic, foreign exchange fluctuation, inflation concerns, rising interest rates and recessionary fears, potential federal debt default and uncertainty in the global banking and financial services market, on our business and results of operations;
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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission (“SEC”) as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in and should be read in conjunction with the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

IRIDEX Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share and per share data)

	April 1, 2023	December 31, 2022 (1)
ASSETS
Current assets:
Cash and cash equivalents	$11,048	$13,922
Accounts receivable, net of allowance for credit losses of $146 as of April 1, 2023 and $0 as of December 31, 2022(2)	6,931	6,229
Receivable from related party	3,828	3,539
Inventories	11,241	10,608
Prepaid expenses and other current assets	1,650	1,468
Total current assets	34,698	35,766
Property and equipment, net	449	462
Intangible assets, net	1,894	1,977
Goodwill	965	965
Operating lease right-of-use assets, net	1,423	1,665
Other long-term assets	1,551	1,455
Total assets	$40,980	$42,290
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,546	$3,858
Payable to related party	123	15
Accrued compensation	2,813	2,448
Accrued expenses	2,132	1,548
Other current liabilities	882	968
Accrued warranty	196	168
Deferred revenue	2,424	2,411
Operating lease liabilities	1,046	1,037
Total current liabilities	13,162	12,453
Long-term liabilities:
Accrued warranty	124	106
Deferred revenue	11,312	11,742
Operating lease liabilities	472	732
Other long-term liabilities	26	26
Total liabilities	25,096	25,059
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding 16,007,161 and 15,989,662 shares as of April 1, 2023 and December 31, 2022, respectively	169	169
Additional paid-in capital	87,312	86,802
Accumulated other comprehensive loss	(35)	(24)
Accumulated deficit	(71,562)	(69,716)
Total stockholders’ equity	15,884	17,231
Total liabilities and stockholders’ equity	$40,980	$42,290

(1)
Derived from the audited consolidated financial statements included in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2022.
(2)
Prior to our adoption of Accounting Standard Update 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” on January 1, 2023, the allowance for credit losses related to accounts receivable was not applicable and is therefore presented as $0 at December 31, 2022. See Note 3 for additional details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended
	April 1, 2023	April 2, 2022
Total revenues	$13,706	$13,387
Cost of revenues	7,768	7,410
Gross profit	5,938	5,977
Operating expenses:
Research and development	1,749	2,116
Sales and marketing	4,283	4,300
General and administrative	2,250	1,838
Total operating expenses	8,282	8,254
Loss from operations	(2,344)	(2,277)
Other income (expense), net	266	(94)
Loss from operations before provision for income taxes	(2,078)	(2,371)
Provision for income taxes	12	20
Net loss	$(2,090)	$(2,391)
Net loss per share:
Basic	$(0.13)	$(0.15)
Diluted	$(0.13)	$(0.15)
Weighted average shares used in computing net loss per share:
Basic	16,001	15,881
Diluted	16,001	15,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended
	April 1, 2023	April 2, 2022
Net loss	$(2,090)	$(2,391)
Foreign currency translation adjustments	(11)	28
Comprehensive loss	$(2,101)	$(2,363)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands, except share data)

For the three months ended April 1, 2023	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balances, December 31, 2022	15,989,662	$169	$86,802	$(24)	$(69,716)	$17,231
Adoption of ASU 2016-13					244	244
Issuance of common stock under stock option plan	17,499	—	37			37
Stock-based compensation expense			473			473
Other comprehensive loss				(11)		(11)
Net loss					(2,090)	(2,090)
Balances, April 1, 2023	16,007,161	$169	$87,312	$(35)	$(71,562)	$15,884

For the three months ended April 2, 2022	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances, January 1, 2022	15,876,171	$168	$85,255	$45	$(62,169)	$23,299
Issuance of common stock under stock option plan	6,063	—	14			14
Stock-based compensation expense			384			384
Release of restricted stock, net of taxes paid	3,073	—	(8)			(8)
Other comprehensive income				28		28
Net Loss					(2,391)	(2,391)
Balances, April 2, 2022	15,885,307	$168	$85,645	$73	$(64,560)	$21,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended
	April 1, 2023	April 2, 2022
Operating activities:
Net loss	$(2,090)	$(2,391)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	144	119
Amortization of operating lease right-of-use assets	242	233
Stock-based compensation	473	384
Changes in operating assets and liabilities:
Accounts receivable	(453)	(434)
Receivable from related party	(289)	(303)
Inventories	(629)	(1,469)
Prepaid expenses and other current assets	(182)	(695)
Other long-term assets	(96)	(8)
Accounts payable	(313)	683
Payable to related party	108	272
Accrued compensation	366	(867)
Accrued expenses	584	71
Accrued warranty	46	35
Deferred revenue	(417)	1,602
Operating lease liabilities	(251)	(239)
Other liabilities	(86)	(246)
Net cash used in operating activities	(2,843)	(3,253)
Investing activities:
Acquisition of property and equipment	(43)	(26)
Net cash used in investing activities	(43)	(26)
Financing activities:
Proceeds from stock option exercises	37	14
Taxes paid related to net share settlements of equity awards	—	(8)
Net cash provided by financing activities	37	6
Effect of foreign exchange rate changes	(25)	42
Net decrease in cash and cash equivalents	(2,874)	(3,231)
Cash and cash equivalents, beginning of period	13,922	23,852
Cash and cash equivalents, end of period	$11,048	$20,621
Supplemental disclosure of non-cash activities:
Transfer of inventory to (from) property and equipment	$4	$(20)

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 9, 2023. The results of operations for the three months ended April 1, 2023 and April 2, 2022 are not necessarily indicative of the results for the fiscal year ending December 30, 2023 or any future interim period. The three months ended April 1, 2023 and April 2, 2022 each had 13 weeks. For purposes of reporting the financial results, the Company’s fiscal years end on the Saturday closest to the end of December. Periodically, the Company includes a 53rd week to a year in order to end that year on the Saturday closest to the end of December.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 9, 2023.

Financial Statement Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

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

(5)
Exclusive Distribution Rights: On March 2, 2021, the Company and Topcon Corporation (“Topcon”) entered into a distribution agreement (“Distribution Agreement”), pursuant to which the Company granted Topcon the exclusive right to distribute the Company’s retina and glaucoma products in certain geographies outside the United States. The exclusivity arrangement with Topcon obligates the Company to provide training, customer support, and exclusive territorial rights to Topcon for certain international regions, for a period of 10 years, commencing upon regulatory approval to transfer existing (non-exclusive) distribution rights from the current distributors in those regions to Topcon. The Company has the right to terminate the exclusive distribution rights granted to Topcon for any of the regions at any point in time during the 10-year exclusivity term for a termination fee that is based on a multiple of 1.2 times the revenue generated by the Company in 2019 for the respective region. Management has determined that the exclusivity rights, training, and customer support represents a single combined performance obligation for each region, to be recognized as exclusivity fee revenue on a straight-line basis over the 10-year period for each region, commencing on the date that regulatory approval is obtained for each region, based on the standalone selling price for such combined performance obligation for each region. The estimated fair value of the exclusive distribution rights for all regions combined totaled approximately $14.8 million. Of this amount, management has fully-constrained and returned to Topcon the arrangement fee allocated to Belarus (approximately $0.2 million) because obtaining the necessary regulatory approvals and termination of existing distributor relationship was not feasible. For the three months ended April 1, 2023 and April 2, 2022, $0.4 million and $0.3 million in revenue related to the exclusive distribution rights was recorded, respectively.

Costs of Obtaining Revenue Contracts

The Company recognized assets from certain costs incurred to obtain revenue contracts. These costs relate to sales commissions arising from the sale of our products. The costs are considered incremental and recoverable of obtaining revenue contracts with customers. These deferred costs are amortized on a straight-line basis over the estimated period of benefit, which typically ranges from 2 to 3 years. As of April 1, 2023, the Company recognized deferred costs incurred to obtain revenue contracts with customers, net of accumulated amortization, of $149 thousand, and included these amounts in Prepaid expenses and other current assets and Other long-term assets in the Company’s condensed consolidated balance sheets. Amortization expense was $19 thousand and $0 for the three months ended April 1, 2023 and April 2, 2022, respectively. There were no impairment expenses for both the three months ended April 1, 2023 and April 2, 2022, respectively.

Sales commissions that do not represent incremental and recoverable costs of obtaining a contract are expensed as incurred. As a practical expedient, the Company will not recognize such sales commission as a contract asset but rather recognize as expense when incurred if the amortization period of the asset that the Company would have otherwise recognized is one year or less.

Contract Fulfillment Costs

The Company recognized an asset from the costs incurred to fulfill a contract. These costs relate directly and must be incurred to satisfy performance obligations on certain specific contract with a customer. These costs are expected to be recovered over time and are amortized on a systematic basis that is consistent with the recognition of revenue to which it relates. As of April 1, 2023, the Company recognized deferred costs incurred to fulfill a contract with a customer, net of accumulated amortization, of $743 thousand, and included these amounts in Prepaid expenses and other current assets and Other long-term assets in the Company’s condensed consolidated balance sheets. Amortization expense was $21 thousand and $0 for the three months ended April 1, 2023 and April 2, 2022, respectively. There were no impairment expenses for both the three months ended April 1, 2023 and April 2, 2022, respectively.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use (“ROU”) assets, net and Operating lease liabilities in our condensed consolidated balance sheets. As of April 1, 2023 and December 31, 2022, the Company was not a party to finance lease arrangements.

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

Concentration of Credit Risk

Our cash and cash equivalents are deposited in demand and money market accounts. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand.

We market our products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of our customers and maintains an allowance for potential credit losses. Historically, we have not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the three months ended April 1, 2023 one customer, Topcon, accounted for more than 10% of total revenues, representing 32%. For the three months ended April 2, 2022, one customer, Topcon, accounted for more than 10% of total revenues, representing 30%. As of April 1, 2023, one customer, Topcon, accounted for over 10% of our accounts receivable, representing 35%. As of December 31, 2022, one customer, Topcon, accounted for more than 10% of our accounts receivable, representing 37%.

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

Deferred Revenue

Deferred revenue represents contract liabilities and exclusivity fees. Revenue related to service contracts is deferred and recognized on a straight-line basis over the period of the applicable service contract. Costs associated with these service arrangements are recognized as incurred. Revenue related to exclusivity fees is deferred and recognized over the related exclusivity period.

A reconciliation of the changes in the Company’s deferred revenue balance for the three months ended April 1, 2023 and April 2, 2022 is as follows:

	Three Months Ended
	April 1, 2023	April 2, 2022
Balance, beginning of period	$14,153	$13,285
Additions to deferral	368	2,380
Revenue recognized	(785)	(778)
Balance, end of period	13,736	14,887
Non-current portion of deferred revenue	11,312	12,531
Current portion of deferred revenue	$2,424	$2,356

During the three months ended April 1, 2023 and April 2, 2022, approximately $0.5 million and $0.7 million were recognized pertaining to amounts deferred as of December 31, 2022 and January 1, 2022, respectively. As of April 1, 2023, approximately $10.8 million of the non-current portion of deferred revenue and $1.5 million of the current portion of deferred revenue pertain to exclusivity distribution rights deferred revenue.

Warranty

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

A reconciliation of the changes in the Company’s warranty liability for the three months ended April 1, 2023 and April 2, 2022 is as follows:

	Three Months Ended
	April 1, 2023	April 2, 2022
Balance, beginning of period	$274	$158
Accruals for product warranties	34	27
Cost of warranty claims	(89)	(56)
Adjustment to pre-existing warranties	101	64
Balance, end of period	$320	$193

Implementation Costs Incurred in a Cloud Computing Service Arrangement

The Company is currently implementing a new enterprise resource planning (“ERP”) system. The new ERP system operates in a cloud-based environment. The Company concluded that this cloud computing arrangement does not include a license, and therefore, will account for this arrangement as one that is a service contract. As of April 1, 2023, the Company capitalized $1.0 million in implementation costs, included in Prepaid expenses and other current assets and Other long-term assets in the Company’s condensed consolidated balance sheets. The Company will amortize the capitalized implementation costs over five years on a straight-line basis once the ERP system is ready for use. There were no amortization expenses for both the three months ended April 1, 2023 and April 2, 2022.

Reclassifications

Certain reclassifications have been made to the prior year financial statements included in these condensed consolidated financial statements to conform to the current year presentation. The reclassifications had no impact on previously reported total assets, total liabilities and net loss or accumulated deficit.

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13 “Measurement of Credit Losses on Financial Instruments,” which amended the current approach to estimate credit losses on certain financial assets, including trade and other receivables, available-for-sale securities, and other financial instruments. Generally, this amendment requires entities to establish a valuation allowance for the expected lifetime losses of these certain financial assets. In November 2019, the FASB issued ASU No. 2019-10, “Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842),” which amended the effective date for certain qualified entities to fiscal years beginning after December 15, 2022. On January 1, 2023, the Company adopted ASU No. 2016-13, using the modified retrospective approach by applying a cumulative effect adjustment of $0.2 million to the opening balance of accumulated deficit.

3. Accounts Receivable and Allowance for Credit Losses

Trade Receivables

The Company has trade receivables with various individual customers such as private businesses, hospitals, universities, government and non-profit entities, and distributors. The Company has determined that geography is the similar risk characteristic to pool our trade receivables balances, and accordingly, groups such balances into either the domestic pool or the international pool. The domestic pool is primarily comprised of individual customers, and the international pool is primarily comprised of distributors.

The allowance for credit losses represents an estimate of the lifetime expected credit losses inherent in trade receivables as of the balance sheet date. We assess the adequacy of the allowance for credit losses on a quarterly basis based on historical information and current economic conditions and forecasts. Subsequent changes in the allowance for credit losses are recorded in current earnings and reversal of previous losses are permitted under the current guidance.

While we believe we have exercised prudent judgment and applied reasonable assumptions, there can be no assurance that in the future, changes in economic conditions or other factors would not cause changes in the financial health of our customers. If the financial health of our customers deteriorates, the timing and level of payments received could be impacted and therefore, could result in a change to our estimated losses.

The following table presents the activity in the allowance for credit losses for accounts receivable by pool type for three months ended April 1, 2023 (in thousands):

	Domestic	International	Total
Balance, beginning of period	$(235)	$(155)	$(390)
Impact of adoption of ASU 2016-13	141	103	244
Balance, end of period	$(94)	$(52)	$(146)

4. Related Party - Topcon

Topcon holds a 10.1% voting interest in the Company, which qualifies it to be a principal owner considered a related party, even though it currently does not have significant influence over the Company’s operations.

Topcon resells certain of our products as our exclusive distributor in certain international regions. At the same time, the Company also purchases certain raw materials from Topcon. During the three months ended April 1, 2023, the Company’s revenues related to Topcon amounted to approximately $4.3 million, including $0.4 million recognized exclusive distribution rights revenue. During the three months ended April 2, 2022, the Company’s revenues related to Topcon amounted to approximately $4.0 million, including $0.3 million recognized exclusive distribution rights revenue. The Company’s purchases from Topcon during the three months ended April 1, 2023 amounted to approximately $0.1 million. As of April 1, 2023, the amounts receivable from and payable to Topcon were $3.8 million and $0.1 million, respectively. As of December 31, 2022, the amounts receivable from and payable to Topcon were $3.5 million and $15 thousand, respectively.

5. Inventories

The components of the Company’s inventories as of April 1, 2023 and December 31, 2022 are as follows:

	April 1, 2023	December 31, 2022
Raw materials	$6,481	$5,820
Work in process	397	320
Finished goods	4,363	4,468
Total inventories	$11,241	$10,608

6. Goodwill and Intangible Assets

Goodwill

The carrying value of goodwill was $1.0 million as of both April 1, 2023 and December 31, 2022.

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

As of April 1, 2023, the Company had not identified any factors that indicated there was an impairment of its goodwill and determined that no additional impairment analysis was then required.

Intangible Assets

The following table summarizes the components of gross and net of intangible assets carrying amounts (in thousands):

	April 1, 2023				December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$340	$238	$102	4.00 Years	$340	$230	$110
Developed technology	1,900	339	1,561	5.86 Years	1,900	272	1,628
Trade names	300	69	231	6.92 Years	300	61	239
Patents	600	600	-	None	600	600	-
	$3,140	$1,246	$1,894		$3,140	$1,163	$1,977

For the three months ended April 1, 2023 and April 2, 2022, amortization expense totaled $83 thousand and $48 thousand, respectively.

The amortization of developed technology was charged to research and development expense and the amortization of customer relations and trade names was charged to sales and marketing expense. Estimated future amortization expense for purchased intangible assets is as follows (in thousands):

Fiscal Year:
Remainder of 2023 (nine months)	$252
2024	335
2025	323
2026	319
2027	319
Thereafter	346
Total	$1,894

7. Fair Value Measurements

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of April 1, 2023 and December 31, 2022, approximate fair value because of the short maturity of these instruments.

As of April 1, 2023 and December 31, 2022, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

	As of April 1, 2023				As of December 31, 2022
	Fair Value Measurements				Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$8,497	$—	$—	$8,497	$12,496	$—	$—	$12,496

The Company’s Level 1 financial assets are money market funds whose fair values are based on quoted market prices. The Company does not have any Level 2 and Level 3 financial assets or liabilities.

8. Leases and Commitments and Contingencies

Operating Leases

Our operating leases consist of facility and office equipment leases. Operating lease expense was $0.3 million for both the three months ended April 1, 2023 and April 2, 2022. The weighted average discount rate used in calculating the present value of lease payments was 4.9%. As of April 1, 2023, the weighted average remaining lease term for our operating leases was 1.5 years.

The following represents maturities of operating lease liabilities as of April 1, 2023 (in thousands):

Fiscal Year	Operating Lease Payments
Remainder of 2023 (nine months)	$825
2024	723
2025	12
2026	10
Total lease payments	1,570
Less: Imputed interest	(52)
Total lease liabilities	$1,518

Purchase Commitments

Our purchase commitments consist primarily of non-cancellable purchase commitments with vendors to manufacture certain components and ophthalmic instrumentation. As of April 1, 2023, our future minimum payments through fiscal year 2024 for our purchase commitments were approximately $18.5 million, with $16.8 million committed for the next 12 months.

Indemnities

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

9. Stockholders’ Equity and Stock-Based Compensation

Stock-Based Compensation

The Company accounts for stock-based compensation granted to employees and directors, including stock option awards, restricted stock and restricted stock units (“RSUs”) in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”). Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s service period. The Company recognizes compensation expense on a ratable basis over the requisite service period of the award.

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

2008 Equity Incentive Plan.

The terms of awards granted during the three months ended April 1, 2023 were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended April 1, 2023 and April 2, 2022 (in thousands):

	Three Months Ended
	April 1, 2023	April 2, 2022
Cost of revenues	$61	$60
Research and development	52	29
Sales and marketing	121	122
General and administrative	239	173
	$473	$384

Stock-based compensation expense capitalized to inventory was immaterial for the three months ended April 1, 2023 and April 2, 2022.

As of April 1, 2023, there was $1.9 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements. The cost is expected to be recognized over a weighted average period of 1.57 years.

Summary of Stock Options

The following table summarizes stock options information during the three months ended April 1, 2023:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2022	2,232,967	$4.27
Granted	17,400	2.28
Exercised	(17,499)	2.16
Canceled or forfeited	(84,854)	4.06
Outstanding as of April 1, 2023	2,148,014	$4.28	$1

The weighted average grant date fair value of the options granted was $1.39 and $2.85 per share for the three months ended April 1, 2023 and April 2, 2022, respectively.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock-based awards (options) with the following weighted average assumptions:

	Three Months Ended
	April 1, 2023	April 2, 2022
Average risk free interest rate	3.83%	2.43%
Expected life (in years)	4.41	4.5
Dividend yield	—%	—%
Average volatility	76%	76%

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

Information regarding stock options outstanding, vested, expected to vest, and exercisable as of April 1, 2023 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Options outstanding	2,148,014	$4.28	4.96	$1
Options vested and expected to vest	2,086,540	$4.30	4.92	$1
Options exercisable	976,337	$4.87	3.76	$1

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of April 1, 2023, that would have been received by option holders had all option holders exercised their stock options as of that date. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the three months ended April 1, 2023 and April 2, 2022 was approximately $4 thousand and $19 thousand, respectively.

Summary of RSUs

Information regarding RSUs activity for the three months ended April 1, 2023 is summarized below:

Number of Shares
Outstanding as of December 31, 2022	473,029
RSUs forfeited	(30,960)
Outstanding as of April 1, 2023	442,069

10. Income Taxes

Provision for Income Tax

The Company calculates its interim tax provision in accordance with the provisions of ASC Topic 740-270, Income Taxes; Interim Reporting. For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur. The Company recorded a provision for income tax of $12 thousand and $20 thousand for the three months ended April 1, 2023 and April 2, 2022, respectively.

Deferred Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. As of the first quarter of fiscal year 2023, based on the Company’s recent history of losses and its forecasted losses, management believes on the more likely than not basis that a full valuation allowance is required. Accordingly, the Company continues to provide a full valuation allowance on its federal and states deferred tax assets.

Uncertain Tax Positions

The Company accounts for its uncertain tax positions in accordance with ASC 740. As of December 31, 2022, the Company had $1.4 million of unrecognized tax benefits, none of the unrecognized tax benefits would result in a change in the Company’s effective tax rate if recognized in future years.

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

For the three months ended April 1, 2023 and April 2, 2022, potential shares from stock options and RSUs totaling 2,301,437 and 1,707,698 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding.

A reconciliation of the numerator and denominator of basic and diluted net loss per common share is provided as follows (in thousands except per share data):

	Three Months Ended
	April 1, 2023	April 2, 2022
Numerator:
Net loss	$(2,090)	$(2,391)
Denominator:
Weighted average shares of common stock (basic)	16,001	15,881
Weighted average shares of common stock (diluted)	16,001	15,881
Per share data:
Basic net loss per share	$(0.13)	$(0.15)
Diluted net loss per share	$(0.13)	$(0.15)

12. Business Segments

The Company operates in one segment, ophthalmology. The Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service, and support activities.

Revenue information shown by product group is as follows (in thousands):

	Three Months Ended
	April 1, 2023	April 2, 2022
Cyclo G6	$3,669	$3,540
Retina	7,214	7,301
Other(1)	2,823	2,546
Total revenues	$13,706	$13,387

(1) Includes service contract revenues of $383 thousand and $362 thousand recognized during the three months ended April 1, 2023 and April 2, 2022, respectively. Includes $364 thousand and $277 thousand recognized revenue related to the exclusive distribution rights during the three months ended April 1, 2023 and April 2, 2022, respectively. Other also includes revenues from paid service, royalty, freight and legacy G probes.

Revenue information shown by geographic region, based on the sales destination, is as follows (in thousands):

	Three Months Ended
	April 1, 2023	April 2, 2022
United States	$6,774	$6,543
Europe, Middle East and Africa	4,177	3,431
Asia/Pacific Rim	2,143	2,853
Rest of Americas	612	560
Total revenues	$13,706	$13,387

Revenues are attributed to countries based on the location of end customers.

Other than the United States, the Netherlands accounted for at least 10% of the Company’s revenues during the three months ended April 1, 2023, representing 16%. Other than the United States, Japan and the Netherlands accounted for at least 10% of the Company’s revenues during the three months ended April 2, 2022, representing 12% and 10%, respectively. The United States accounted for 49.4% and 48.9% of revenues for the three months ended April 1, 2023 and April 2, 2022, respectively.

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

Overview

IRIDEX is an ophthalmic medical technology company focused on the development and commercialization of breakthrough products and procedures used to treat sight-threatening eye conditions, including glaucoma and retinal diseases.

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
•
Medical Retina – Our medical-retina product line includes our portable IQ 532® and IQ 577® laser systems with MicroPulse technology; and the Pattern Scanning Laser (“PASCAL”) System, an integrated workstation with Endpoint Management technology and MicroPulse technology. These systems are ideal for multispecialty practices because these lasers also can be used to treat glaucoma, i.e., single-spot laser trabeculoplasty using MicroPulse technology, iridotomy, and iridectomy using the IQ lasers; and pattern scanning laser trabeculoplasty (“PSLT”) using the PASCAL laser system.
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
•
Surgical Retina – Probes used in our surgical-retina product line include our family of single-use EndoProbe® handpieces.

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

Impact of Macroeconomic Conditions to our Business

Current macroeconomic conditions, including any future resurgence of the COVID-19 pandemic and efforts to mitigate its impact, recessionary fears, inflation concerns, rising interest rates as a result of government actions to combat inflation, potential federal debt default and uncertainty in the global banking and financial services market, as well as other geopolitical developments, have impacted and may continue to impact business spending and the economy as a whole. As a result, we have seen customers opting for shorter deals and negative effects from foreign exchange fluctuations that have impacted and may continue to impact our operations.

The macroeconomic conditions on our business and operations remains highly uncertain, and it is not possible for us to predict the duration and extent to which they will affect our business, future results of operations, and financial condition.

For more information on risks associated with the current macroeconomic conditions, see the section titled “Risk Factors” in Item 1A of Part II.

Results of Operations

The following table sets forth certain operating data as a percentage of revenues:

	Three Months Ended
	April 1, 2023	April 2, 2022
Total revenues	100.0%	100.0%
Cost of revenues	56.7%	55.4%
Gross margin	43.3%	44.6%
Operating expenses:
Research and development	12.8%	15.8%
Sales and marketing	31.2%	32.1%
General and administrative	16.3%	13.8%
Total operating expenses	60.3%	61.7%
Loss from operations	(17.0%)	(17.1%)
Other income (expense), net	1.9%	(0.7%)
Loss from operations before provision for income taxes	(15.1%)	(17.8%)
Provision for income taxes	0.10%	0.1%
Net loss	(15.2%)	(17.9%)

The following comparisons are between the three months ended April 1, 2023 and April 2, 2022 (in thousands):

Revenues

	Three Months Ended	Three Months Ended
	April 1, 2023	April 2, 2022	Change in $	Change in %
Cyclo G6	$3,669	$3,540	$129	3.6%
Retina	7,214	7,301	(87)	(1.2%)
Other	2,823	2,546	277	10.9%
Total revenues	$13,706	$13,387	$319	2.4%

Our total revenues increased by $0.3 million, or 2.4%, from $13.4 million to $13.7 million. The increase was primarily driven by growth in Cyclo G6 probes and Legacy G probes.

While we believe that demand for our products remains and our outlook has improved, the overall capital expenditure landscape within hospitals, surgical centers and physician offices may be negatively impacted by any resurgence of the COVID-19 pandemic and the spread of other variants. Until the COVID-19 pandemic subsides, we anticipate capital expenditures may continue to be deferred.

Gross Profit and Gross Margin

Gross profit remained relatively flat at $5.9 million. Gross margin decreased by 1.3% from 44.6% to 43.3%. The decrease in gross margin was driven by higher manufacturing overhead.

Gross margins are expected to fluctuate due to changes in the relative proportion of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and other factors.

Research and Development

Research and development (“R&D”) expenses decreased by $0.4 million, or 17.3%, from $2.1 million to $1.7 million. Spending on investment in PASCAL product line and on new and expanded product portfolio decreased as we completed these new projects.

Sales and Marketing

Sales and marketing expenses remained relatively flat at $4.3 million. Although additional headcount increased personnel and other related costs, there was an offset in marketing and advertising costs as we recently completed the release of a new system product.

General and Administrative

General and administrative expenses increased by $0.5 million, or 22.4%, from $1.8 million to $2.3 million. The increase was attributable to increases in legal expenses for general corporate matters and higher personnel and other related costs due to higher headcount.

Other Income (Expense), Net

Other income, net was $0.3 million for the three months ended April 1, 2023 compared to other expense, net, of $0.1 million for the three months ended April 2, 2022. Other income (expense), net, consisted primarily of interest income or expense and foreign currency gain or loss.

Income Taxes

We recorded an income tax provision of $12 thousand and $20 thousand for the three months ended April 1, 2023 and April 2, 2022, respectively.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of April 1, 2023, we had cash and cash equivalents of $11.0 million and working capital of $21.5 million compared to cash and cash equivalents of $13.9 million and working capital of $23.3 million as of December 31, 2022.

Net cash used in operating activities was $2.8 million in the three months ended April 1, 2023 compared to net cash used in operating activities of $3.3 million in the three months ended April 2, 2022. The decrease in net cash used by operating activities, expressed in direct cash flow terms, was primarily due to a decrease in vendor payments as we try to strategically manage our cash flows, offset by a decrease in cash receipts from customers.

For the three months ended April 1, 2023, net cash used in investing activities was $43 thousand, which consisted of capital expenditures. For the three months ended April 2, 2022, net cash used in investing activities was $26 thousand for capital expenditures.

For the three months ended April 1, 2023, net cash provided by financing activities was $37 thousand, primarily from the net proceeds arising from the proceeds from stock option exercises. For the three months ended April 2, 2022, net cash provided by financing activities was $6 thousand, primarily from proceeds from stock option exercises.

We have historically funded our operations primarily through sales of our products to customers, sales of our common stock and borrowing arrangements. As of April 1, 2023, our principal sources of liquidity consisted of cash and cash equivalents of $11.0 million. We have incurred net losses over the last several years, and as of April 1, 2023, have an accumulated deficit of approximately $71.6 million. We expect to continue to incur operating losses and negative cash flows from operations.

The Company has an existing Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”) providing for up to $8.0 million secured revolving loan facility (“Revolving Loan Facility”). In March 2022, the Fourth Amendment to the Loan Agreement was executed primarily to extend the term through May 31, 2022. In June 2022, the Fifth Amendment to the Loan

Agreement was executed primarily to extend the term through December 1, 2023. As of April 1, 2023 and December 31, 2022, there were no amounts outstanding under the Loan Agreement.

On March 10, 2023, SVB was placed into receivership by the Federal Deposit Insurance Corporation (“FDIC”). On March 13, 2023, the FDIC announced that it had transferred all insured and uninsured deposits and substantially all assets of SVB to a newly created, full-service FDIC-operated “bridge bank” called Silicon Valley Bridge Bank, N.A. (“SVBB”), where depositors would have full access to their money immediately. On March 27, 2023, First Citizens BancShares, Inc. (“First Citizens”) announced that it had enetered into an agreement with the FDIC to purchase all of the assets and liabilities of SVBB. SVBB will operate as a division of First Citizens. We currently have full control of our cash and cash equivalents balance, and SVBB will continue to honor the terms of our existing Revolving Loan Facility.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 1, 2023. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risk Factor Summary

Our business operations are subject to numerous risks, factors and uncertainties outside of our control that could cause our actual results to be harmed, including risks regarding the following:

General economic factors

•
general macroeconomic conditions, including inflationary pressures and rising interest rates, uncertainty in the global banking and financial services market, potential federal debt default, any future resurgence in the COVID-19 pandemic and responsive measures and the war between Russia and Ukraine.

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
•
adverse developments affecting financial institutions, including bank failures;
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

Risks Relating to our Business

The current macroeconomic conditions, including the effects of the COVID-19 pandemic and efforts to mitigate its impact have disrupted, and may continue to disrupt, our operations, including our ability to manufacture and supply products and perform research and development activities, and our customers’ usage of our products as demand declined in elective surgeries in response to the COVID-19 pandemic, all of which have had and may continue to have a material and adverse effect on our business, future revenues and financial condition. We are unable to predict the extent to which any future resurgence of the COVID-19 pandemic and related macroeconomic impacts may continue to adversely impact our business operations, financial performance, results of operations, financial position and the achievement of our strategic objectives.

Our business, results of operation and financial performance were negatively impacted by the COVID-19 pandemic and related public health responses, such as travel restrictions in countries and regions in which we have operations or manufacturing partners. Due to these impacts and measures, we have experienced and may continue to experience significant and unpredictable interruptions in the supply of raw materials, components and sub-assemblies necessary to manufacture and assemble our products and reductions in the demand for our products as healthcare customers continue to divert medical resources and priorities towards the treatment of COVID-19. In addition, our customers may delay, cancel or redirect planned capital expenditures in order to focus resources on any future resurgence of COVID-19 or in response to macroeconomic disruption related to any future resurgence of the COVID-19 pandemic. For example, during the fiscal year ended January 2, 2021, we experienced significant decline in treatment and procedure volume worldwide, as healthcare systems diverted resources to meet the increasing demands of managing COVID-19. In the near term COVID-19 pandemic may continue to negatively impact the use of our products and the number of ophthalmic treatments and procedures performed. If the volume of elective procedures continues to remain lower than normal, our results of operations and financial condition will continue to be adversely affected.

The COVID-19 pandemic has caused disruption and delays in our ability to operate and manufacture, test and assemble products in our internal facilities, particularly in our Mountain View, California facility, and has limited our ability to continue certain research and development activities which could materially and adversely affect our ability to develop new products and technologies on the timelines we previously anticipated. In April 2023, President Biden signed legislation that will end the COVID-19 national emergency on May 11, 2023. The full impact of this termination of the national emergency and the wind-down of the public health emergency on FDA and other regulatory policies and operations are unclear.

The volatile macroeconomic environment, including the COVID-19 pandemic has created economic uncertainty and volatility in the financial markets around the world, resulting in an economic downturn that has affected and may likely continue to affect demand for our products and impact our results of operations. In addition, the failure of the U.S. federal government to manage its fiscal matters or to raise the debt ceiling, may result in a default on U.S. debt. Such a default may further negatively impact the economic environment, cause a drop in the stock market and our stock price, and curtail spending on health and health care related matters and adversely impact our results of operations as a result. As a result, this may lead to a period of regional, national, and global economic slowdown or regional, national, or global recessions that would curtail or delay spending by hospitals and affect demand for our products as well as increase the risk of customer defaults or delays in payments. Our customers may terminate or amend their agreements for the purchase, lease, or service of our products due to bankruptcy, lack of liquidity, lack of funding, operational failures, or other reason. The ultimate impact of the volatile macroeconomic conditions, including the COVID-19 pandemic, on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: the recommendations by medical authorities on whether hospitals should and may perform elective surgical procedures; hospitals’ abilities and willingness to devote resources to elective surgical procedures; governmental, business and individuals’ actions that have been and may continue to be taken in response to any future resurgence of the COVID-19 pandemic (including restrictions on travel and transport and workforce pressures); the impact of the COVID-19 pandemic and actions taken in response on global and regional economies, travel, and economic activity; the availability of federal, state, local or non-U.S. funding programs; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the current volatile macroeconomic conditions, including the impact of the COVID-19 pandemic, subside. Although the magnitude of the impact of the COVID-19 pandemic on our business operations remains a highly dynamic situation, we have experienced and may continue to experience in subsequent periods, disruptions to our business that may adversely impact our business, financial condition and results of operations.

We may not be successful in our strategic partnership with Topcon and the relationship may divert resources away from existing operations or expose us to liabilities, which could adversely affect our business, results of operations and financial condition.

On March 2, 2021, we entered into a series of strategic transactions with Topcon, Topcon America Corporation (the “Investor”) and Topcon Medical Laser Systems, Inc., a subsidiary of Topcon (“TMLS”), which included (i) an asset purchase agreement with TMLS, pursuant to which we acquired substantially all the assets (except for cash and cash equivalents) of TMLS, including rights to the PASCAL product (the “Asset Purchase Agreement”), (ii) a distribution agreement dated March 2, 2021, pursuant to which we granted Topcon the exclusive right to distribute our retina and glaucoma products in certain geographies outside the United States (the “Distribution Agreement”), and (iii) an investment agreement dated March 2, 2021 (the “Investment Agreement”), pursuant to which we sold the Investor 1,618,122 shares of our common stock for an aggregate purchase price of $10 million (the “Shares”).

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

Pursuant to the Distribution Agreement, we appointed Topcon as the exclusive distributor of our glaucoma and retina products, including PASCAL product, in certain countries outside of the United States. Topcon agreed to use commercially reasonable efforts to commercialize our products in each region throughout the territory, including achieving certain sales baselines by product category and region. If Topcon fails to achieve the baselines in a region, we will have the right to, subject to payment of a fee, terminate Topcon’s appointment in such region. The Distribution Agreement and Topcon’s appointment will, unless terminated earlier, continue on a country-by-country basis for a period of ten (10) years from the date exclusivity is granted. The Distribution Agreement includes customary termination rights and effects of termination, including a termination for convenience right in favor of Topcon and, subject to payment of a fee, a termination right in our favor upon a change of control of our company, as well as customary indemnification provisions.

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

We may face quality control and other production issues that could materially and adversely impact our sales and financial results and the acceptance of our products.

The manufacture of our infrared and visible laser consoles and related delivery devices is a highly complex and precise process. We may experience manufacturing difficulties, quality control issues or assembly constraints.

If our sales increase substantially, we may need to increase our production capacity and may not be able to do so in a timely, effective or cost-efficient manner. We may not be able (ourselves or through third parties) to manufacture or supply sufficient quantities of our products, which may require that we qualify other manufacturers for our products. Furthermore, we may experience delays, disruptions, capacity constraints or quality control problems in our manufacturing operations.

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

Our ability to sell our products and generate revenues depends upon our direct and independent sales forces within the United States, direct sales force in Germany and relationships with independent international distributors. Currently our direct and independent sales forces within the United States consist of approximately 25 employees and two independent representatives, respectively, and our direct sales force in Germany consists of one employee. Our international independent distributors are managed by a team of eight people. We generally grant our distributors exclusive territories for the sale of our products in specified countries and regions. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are largely dependent on the efforts of these third parties. If any distributor breaches the terms of its distribution agreement with us or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory could be adversely affected.

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

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the first fiscal quarter of fiscal year 2023, our international sales were $6.9 million, or 50.6% of total revenues. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. All of our international revenues and costs for the first fiscal quarter of 2023 have been denominated in U.S. dollars except for sales transacted through our German subsidiary. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our U.S. dollar-denominated products more expensive and thus less competitive in foreign markets and may negatively affect our reported revenue in any particular reporting period. Our international operations and sales are subject to a number of risks and potential costs, including:

•
macroeconomic conditions, including the impact of any future resurgence of the COVID-19 pandemic on the global economy and financial markets;
•
fluctuations in foreign currency exchange rates;
•
uncertainty in the global banking and financial services market;
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

Our ability to generate incremental revenue growth will depend, in part, on the successful outcome of research and development activities, which may include clinical trials that lead to the development of new products and new applications using our products. Our research and development process is expensive, prolonged, and entails considerable uncertainty. Due to the complexities and uncertainties associated with ophthalmic research and development, products we are currently developing may not complete the development process or obtain the regulatory approvals required to market such products successfully. In addition, our research and development process was delayed due to the impact of the COVID-19 pandemic, and should the current macroeconomic conditions worsen, it could delay and disrupt our research and development processes even further.

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

We are subject to macroeconomic fluctuations in the U.S. and worldwide economy including inflationary pressures that may cause the cost of manufacturing our products or servicing our products to increase. Concerns about consumer and investor confidence, volatile corporate profits and reduced capital spending, uncertainty in the global banking and financial services market, international conflicts, terrorist and military activity, civil unrest and pandemic-related illness could reduce customer orders or cause customer order cancellations. For example, any future resurgence of the COVID-19 pandemic may cause adverse impacts on global economic activity which could negatively impact our business. In addition, political and social turmoil related to international conflicts, such as that occurring in Russia and Ukraine, and terrorist acts may put further pressure on economic conditions in the United States and abroad.

Weak economic conditions and declines in consumer spending and consumption may harm our operating results. Purchases of our products are often discretionary. During uncertain economic times, customers or potential customers may delay, reduce or forego their purchases of our products and services, which may impact our business in a number of ways, including lower prices for our products and services and reducing or delaying sales. There could be a number of follow-on effects from economic uncertainty on our business, including insolvency of key suppliers resulting in product delays, delays in customer payments of outstanding accounts receivable and/or customer insolvencies, counterparty failures negatively impacting our operations, and increasing expense or inability to obtain future financing. Further, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects including a drop in the stock market and our stock price. In addition, negative macroeconomic conditions in the United States (including elevated interest rates) have had, and may continue to have, an adverse impact on capital market conditions, which could limit our ability to obtain additional debt or equity financing on acceptable terms or at all.

If economic uncertainty persisted, or if the economy entered a prolonged period of decelerating growth, our results of operations may be harmed.

We maintain cash deposits in excess of federally insured limits. Adverse developments affecting financial institutions, including bank failures, could adversely affect our liquidity and financial performance.

We maintain cash deposits in financial institutions that may be higher than the $250,000 limit insured by the FDIC or similar agencies. Bank failures, events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to liquidity constraints. For example, on March 10, 2023, SVB failed and was taken into receivership by the FDIC. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or applicable foreign government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions, or by acquisition in the event of a failure or liquidity crisis.

Our operating results may fluctuate from quarter to quarter and year to year.

Our sales and operating results may vary significantly from quarter to quarter and from year to year in the future. Our operating results are affected by a number of factors, many of which are beyond our control. Factors contributing to these fluctuations include the following:

•
general macroeconomic conditions, including inflationary pressures and rising interest rates, uncertainty in the global banking and financial services market, potential federal debt default, any future resurgence of the COVID-19 pandemic and responsive measures and the war between Russia and Ukraine;
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

We currently market visible and infrared medical laser systems and delivery devices to the ophthalmology market. We believe that continued and increased sales, if any, of these medical laser systems is dependent upon a number of factors including the following:

•
the impact of any future resurgence of the COVID-19 pandemic on timing of ophthalmic treatment procedures;
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

We have two main businesses: glaucoma and retina, domestic and international operations within each and many product lines within the two businesses. We periodically evaluate the performance and strategic fit of our businesses and may sell businesses or product lines. Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management’s attention from other business concerns, the disruption of our business, the potential loss of key employees and the retention of uncertain environmental or other contingent liabilities related to the divested business. In addition, divestitures may result in significant asset impairment charges, including those related to goodwill and other intangible assets, and the loss of revenue which could have a material adverse effect on our financial condition and results of operations. In addition, we may not realize the expected value from the divestiture of a business or product lines and may need to raise additional capital to replace the revenue generated from the business or product line that is divested. We can provide no assurance that such capital will be available or available on terms that are acceptable to us. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting a business or product line, and any divestiture we undertake could materially and adversely affect our business, financial condition, results of operations and cash flows, and may also result in a diversion of management attention, operational difficulties and losses.

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

Our success and ability to compete is dependent, in part, upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. As of April 1, 2023, our patent portfolio includes 63 active United States patents and 83 active international patents on the technologies related to our products and processes. In addition, as of April 1, 2023, we have 11 patent applications pending in the United States and 22 international patent applications pending. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Patents have a limited lifetime and once a patent expires competition may increase.

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

Our future success depends upon the continued service of our key management, technical, sales, and other critical personnel. Our officers and other key personnel are employees-at-will, and we cannot provide assurance that we will be able to retain them. Key personnel have left our company in the past, and there likely will be additional departures of key personnel from time to time in the future. Additionally, our common stock is currently trading at a price below the exercise price of many of our outstanding options. As a result, these “underwater” options are less useful as a motivation and retention tool for our existing employees. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, and the results of our operations. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain highly qualified personnel. Competition for qualified personnel in our industry and the San Francisco Bay Area, as well as other geographic markets in which we recruit, is highly competitive and characterized by increasing salaries, which may increase our operating expenses or hinder our ability to recruit qualified candidates. In addition, the integration of replacement personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful.

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

We rely on third parties to manufacture substantially all of the components used in our products, including optics, laser diodes and crystals. We have some long term or volume purchase agreements with our suppliers and currently purchase components and fully-assembled products on a purchase order basis. Some of our suppliers and manufacturers are sole or limited source suppliers. In addition, some of these suppliers are relatively small private companies whose operations may be disrupted or discontinued at any time. There are risks associated with the use of independent manufacturers, including the following:

•
the impact of macroeconomic conditions, including any future resurgence of the COVID-19 pandemic and inflationary pressures on global supply chains and market stability;
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

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including changes in foreign currency exchange rates, quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions, including deteriorating market conditions due to investor concerns regarding inflation and hostilities between Russia and Ukraine. During the first quarter of fiscal year 2023, the trading price of our common stock fluctuated from a low of $2.00 per share to a high of $2.46 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

IRIDEX Corporation

Date: May 11, 2023	By:	/s/ DAVID I. BRUCE
		Name:	David I. Bruce
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2023	By:	/s/ FUAD AHMAD
		Name:	Fuad Ahmad
		Title:	Interim Chief Financial Officer (Principal Financial Officer)