Form 10-Q
period 2023-07-01
IRIDEX CORP
filed 2023-08-10
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2023

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

The number of shares of common stock, $0.01 par value, issued and outstanding as of August 3, 2023 was 16,229,103.

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
•
macroeconomic conditions, including impact of the resurgence of the COVID-19 pandemic or other public health emergencies or outbreaks, foreign exchange fluctuation, inflation concerns, rising interest rates and recessionary fears and uncertainty in the global banking and financial services market, on our business and results of operations;
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

IRIDEX Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share and per share data)

	July 1, 2023	December 31, 2022 (1)
ASSETS
Current assets:
Cash and cash equivalents	$9,821	$13,922
Accounts receivable, net of allowance for credit losses of $146 as of July 1, 2023 and $0 as of December 31, 2022(2)	6,417	6,229
Receivable from related party	2,382	3,539
Inventories	11,129	10,608
Prepaid expenses and other current assets	1,216	1,468
Total current assets	30,965	35,766
Property and equipment, net	397	462
Intangible assets, net	1,810	1,977
Goodwill	965	965
Operating lease right-of-use assets, net	1,138	1,665
Other long-term assets	1,664	1,455
Total assets	$36,939	$42,290
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,144	$3,858
Payable to related party	134	15
Accrued compensation	2,163	2,448
Accrued expenses	1,395	1,548
Other current liabilities	825	968
Accrued warranty	215	168
Deferred revenue	2,310	2,411
Operating lease liabilities	1,049	1,037
Total current liabilities	12,235	12,453
Long-term liabilities:
Accrued warranty	138	106
Deferred revenue	10,881	11,742
Operating lease liabilities	210	732
Other long-term liabilities	25	26
Total liabilities	23,489	25,059
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding 16,206,382 and 15,989,662 shares as of July 1, 2023 and December 31, 2022, respectively	171	169
Additional paid-in capital	87,647	86,802
Accumulated other comprehensive loss	(40)	(24)
Accumulated deficit	(74,328)	(69,716)
Total stockholders’ equity	13,450	17,231
Total liabilities and stockholders’ equity	$36,939	$42,290

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

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Total revenues	$12,855	$13,755	$26,561	$27,142
Cost of revenues	7,492	7,488	15,260	14,898
Gross profit	5,363	6,267	11,301	12,244
Operating expenses:
Research and development	1,845	1,922	3,594	4,038
Sales and marketing	4,264	4,607	8,547	8,907
General and administrative	2,148	1,898	4,398	3,736
Total operating expenses	8,257	8,427	16,539	16,681
Loss from operations	(2,894)	(2,160)	(5,238)	(4,437)
Other income (expense), net	138	(64)	404	(158)
Loss from operations before provision for income taxes	(2,756)	(2,224)	(4,834)	(4,595)
Provision for income taxes	10	17	22	37
Net loss	$(2,766)	$(2,241)	$(4,856)	$(4,632)
Net loss per share:
Basic	$(0.17)	$(0.14)	$(0.30)	$(0.29)
Diluted	$(0.17)	$(0.14)	$(0.30)	$(0.29)
Weighted average shares used in computing net loss per share:
Basic	16,036	15,894	16,018	15,888
Diluted	16,036	15,894	16,018	15,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net loss	$(2,766)	$(2,241)	$(4,856)	$(4,632)
Foreign currency translation adjustments	(5)	56	(16)	84
Comprehensive loss	$(2,771)	$(2,185)	$(4,872)	$(4,548)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands, except share data)

For the three months ended July 1, 2023	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balances, April 1, 2023	16,007,161	$169	$87,312	$(35)	$(71,562)	$15,884
Stock-based compensation expense			400			400
Release of restricted stock, net of taxes paid	199,221	2	(65)			(63)
Other comprehensive loss				(5)		(5)
Net loss					(2,766)	(2,766)
Balances, July 1, 2023	16,206,382	$171	87,647	(40)	(74,328)	13,450

For the six months ended July 1, 2023	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances, December 31, 2022	15,989,662	$169	$86,802	$(24)	$(69,716)	$17,231
Adoption of ASU 2016-13					244	244
Issuance of common stock under stock option plan	17,499	—	37			37
Stock-based compensation expense			873			873
Release of restricted stock, net of taxes paid	199,221	2	(65)			(63)
Other comprehensive loss				(16)		(16)
Net loss					(4,856)	(4,856)
Balances, July 1, 2023	16,206,382	$171	87,647	(40)	(74,328)	13,450

For the three months ended July 2, 2022	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances, April 2, 2022	15,885,307	$168	$85,645	$73	$(64,560)	$21,326
Stock-based compensation expense			344			344
Release of restricted stock, net of taxes paid	70,229	1	(54)			(53)
Other comprehensive income				56		56
Net Loss					(2,241)	(2,241)
Balances, July 2, 2022	15,955,536	$169	$85,935	$129	$(66,801)	$19,432

For the six months ended July 2, 2022	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances, January 1, 2022	15,876,171	$168	$85,255	$45	$(62,169)	$23,299
Issuance of common stock under stock option plan	6,063	—	14			14
Stock-based compensation expense			728			728
Release of restricted stock, net of taxes paid	73,302	1	(62)			(61)
Other comprehensive income				84		84
Net loss					(4,632)	(4,632)
Balances, July 2, 2022	15,955,536	$169	$85,935	$129	$(66,801)	$19,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended
	July 1, 2023	July 2, 2022
Operating activities:
Net loss	$(4,856)	$(4,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	374	269
Amortization of operating lease right-of-use assets	527	467
Stock-based compensation	873	728
Changes in operating assets and liabilities:
Accounts receivable	62	(211)
Receivable from related party	1,157	677
Inventories	(513)	(2,590)
Prepaid expenses and other current assets	252	(994)
Other long-term assets	(288)	(370)
Accounts payable	286	1,042
Payable to related party	119	(447)
Accrued compensation	(286)	(889)
Accrued expenses	(154)	127
Accrued warranty	79	49
Deferred revenue	(962)	1,622
Operating lease liabilities	(510)	(440)
Other liabilities	(144)	(231)
Net cash used in operating activities	(3,984)	(5,823)
Investing activities:
Acquisition of property and equipment	(59)	(146)
Net cash used in investing activities	(59)	(146)
Financing activities:
Proceeds from stock option exercises	37	14
Taxes paid related to net share settlements of equity awards	(63)	(61)
Net cash used in financing activities	(26)	(47)
Effect of foreign exchange rate changes	(32)	130
Net decrease in cash and cash equivalents	(4,101)	(5,886)
Cash and cash equivalents, beginning of period	13,922	23,852
Cash and cash equivalents, end of period	$9,821	$17,966
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$53	$77
Supplemental disclosure of non-cash activities:
Transfer of inventory to (from) property and equipment	$3	$(10)

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 9, 2023. The results of operations for the three and six months ended July 1, 2023 and July 2, 2022 are not necessarily indicative of the results for the fiscal year ending December 30, 2023 or any future interim period. The three and six months ended July 1, 2023 and July 2, 2022 each had 13 weeks. For purposes of reporting the financial results, the Company’s fiscal years end on the Saturday closest to the end of December. Periodically, the Company includes a 53rd week to a year in order to end that year on the Saturday closest to the end of December.

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

The Company has the following revenue transaction types: (1) Product Sale Only, (2) Service Contracts, (3) System Repairs (outside of warranty), (4) Royalty Revenue, and (5) Exclusive Distribution Rights.

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

(5)
Exclusive Distribution Rights: On March 2, 2021, the Company and Topcon Corporation (“Topcon”) entered into a distribution agreement (“Distribution Agreement”), pursuant to which the Company granted Topcon the exclusive right to distribute the Company’s retina and glaucoma products in certain geographies outside the United States. The exclusivity arrangement with Topcon obligates the Company to provide training, customer support, and exclusive territorial rights to Topcon for certain international regions, for a period of 10 years, commencing upon regulatory approval to transfer existing (non-exclusive) distribution rights from the current distributors in those regions to Topcon. The Company has the right to terminate the exclusive distribution rights granted to Topcon for any of the regions at any point in time during the 10-year exclusivity term for a termination fee that is based on a multiple of 1.2 times the revenue generated by the Company in 2019 for the respective region. Management has determined that the exclusivity rights, training, and customer support represents a single combined performance obligation for each region, to be recognized as exclusivity fee revenue on a straight-line basis over the 10-year period for each region, commencing on the date that regulatory approval is obtained for each region, based on the standalone selling price for such combined performance obligation for each region. The estimated fair value of the exclusive distribution rights for all regions combined totaled approximately $14.8 million. Of this amount, management has fully-constrained and returned to Topcon the arrangement fee allocated to Belarus (approximately $0.2 million) because obtaining the necessary regulatory approvals and termination of existing distributor relationship was not feasible. For the three and six months ended July 1, 2023 and July 2, 2022, $0.3 million and $0.3 million and $0.7 million and $0.6 million in revenue related to the exclusive distribution rights were recorded, respectively.

Costs of Obtaining Revenue Contracts

The Company recognized assets from certain costs incurred to obtain revenue contracts. These costs relate to sales commissions arising from the sale of our products. The costs are considered incremental and recoverable of obtaining revenue contracts with customers. These deferred costs are amortized on a straight-line basis over the estimated period of benefit, which typically ranges from 2 to 3 years. As of July 1, 2023, the Company recognized deferred costs incurred to obtain revenue contracts with customers, net of accumulated amortization, of $130 thousand, and included these amounts in Prepaid expenses and other current assets and Other long-term assets in the Company’s condensed consolidated balance sheets. Amortization expense was $19 thousand and $0 and $38 thousand and $0 for the three and six months ended July 1, 2023 and July 2, 2022, respectively. There were no impairment expenses for both the three and six months ended July 1, 2023, respectively.

Sales commissions that do not represent incremental and recoverable costs of obtaining a contract are expensed as incurred. As a practical expedient, the Company will not recognize such sales commission as a contract asset but rather recognize as expense when incurred if the amortization period of the asset that the Company would have otherwise recognized is one year or less.

Contract Fulfillment Costs

The Company recognized an asset from the costs incurred to fulfill a contract. These costs relate directly and must be incurred to satisfy performance obligations on certain specific contract with a customer. These costs are expected to be recovered over time and are amortized on a systematic basis that is consistent with the recognition of revenue to which it relates. As of July 1, 2023, the Company recognized deferred costs incurred to fulfill a contract with a customer, net of accumulated amortization, of $722 thousand, and included these amounts in Prepaid expenses and other current assets and Other long-term assets in the Company’s condensed consolidated balance sheets. Amortization expense was $20 thousand and $0 and $41 thousand and $0 for the three and six months ended July 1, 2023 and July 2, 2022, respectively. There were no impairment expenses for both the three and six months ended July 1, 2023 and July 2, 2022, respectively.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use (“ROU”) assets, net and Operating lease liabilities in our condensed consolidated balance sheets. As of July 1, 2023 and December 31, 2022, the Company was not a party to any finance lease arrangements.

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

We market our products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of our customers and maintains an allowance for potential credit losses. Historically, we have not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the three and six months ended July 1, 2023, one customer, Topcon, accounted for more than 10% of total revenues, representing 28% and 30%, respectively. For the three and six months ended July 2, 2022, one customer, Topcon, accounted for more than 10% of total revenues, representing 26% and 28%, respectively. As of July 1, 2023, one customer, Topcon, accounted for over 10% of our accounts receivable, representing 27%. As of December 31, 2022, one customer, Topcon, accounted for more than 10% of our accounts receivable, representing 37%.

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

A reconciliation of the changes in the Company’s deferred revenue balance for the six months ended July 1, 2023 and July 2, 2022 is as follows:

	Six Months Ended
	July 1, 2023	July 2, 2022
Balance, beginning of period	$14,153	$13,285
Additions to deferral	607	3,235
Revenue recognized	(1,569)	(1,613)
Balance, end of period	13,191	14,907
Non-current portion of deferred revenue	10,881	12,540
Current portion of deferred revenue	$2,310	$2,367

During the six months ended July 1, 2023 and July 2, 2022, approximately $0.9 million and $1.3 million were recognized pertaining to amounts deferred as of December 31, 2022 and January 1, 2022, respectively. As of July 1, 2023, approximately $10.4 million of the non-current portion of deferred revenue and $1.5 million of the current portion of deferred revenue pertain to exclusivity distribution rights deferred revenue.

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

A reconciliation of the changes in the Company’s warranty liability for the six months ended July 1, 2023 and July 2, 2022 is as follows:

	Six Months Ended
	July 1, 2023	July 2, 2022
Balance, beginning of period	$274	$158
Accruals for product warranties	72	54
Cost of warranty claims	(215)	(102)
Adjustment to pre-existing warranties	222	97
Balance, end of period	$353	$207

Implementation Costs Incurred in a Cloud Computing Service Arrangement

The Company is currently implementing a new enterprise resource planning (“ERP”) system. The new ERP system operates in a cloud-based environment. The Company concluded that this cloud computing arrangement does not include a license, and therefore, will account for this arrangement as one that is a service contract. As of July 1, 2023, the Company capitalized $1.1 million in implementation costs, included in Prepaid expenses and other current assets and Other long-term assets in the Company’s condensed consolidated balance sheets. The Company will amortize the capitalized implementation costs over five years on a straight-line basis once the ERP system is ready for use. There were no amortization expenses for both the six months ended July 1, 2023 and July 2, 2022.

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

The allowance for credit losses represents an estimate of the lifetime expected credit losses inherent in trade receivables as of the condensed consolidated balance sheet date. We assess the adequacy of the allowance for credit losses on a quarterly basis based on historical information and current economic conditions and forecasts. Subsequent changes in the allowance for credit losses are recorded in current earnings and reversal of previous losses are permitted under the current guidance.

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

The following table presents the activity in the allowance for credit losses for accounts receivable by pool type for six months ended July 1, 2023 (in thousands):

	Domestic	International	Total
Balance, beginning of period	$(235)	$(155)	$(390)
Impact of adoption of ASU 2016-13	141	103	244
Balance, end of period	$(94)	$(52)	$(146)

4. Related Party - Topcon

Topcon holds a 10.0% voting interest in the Company, which qualifies it to be a principal owner considered a related party, even though it currently does not have significant influence over the Company’s operations.

Topcon resells certain of our products as our exclusive distributor in certain international regions. At the same time, the Company also purchases certain raw materials from Topcon. During the three and six months ended July 1, 2023, the Company’s revenues related to Topcon amounted to approximately $3.7 million and $8.0 million, respectively, including $0.3 million and $0.7 million, respectively, in recognized exclusive distribution rights revenue. During the three and six months ended July 2, 2022, the Company’s revenues related to Topcon amounted to approximately $3.6 million and $7.6 million, respectively, including $0.3 million and $0.6 million, respectively, in recognized exclusive distribution rights revenue. The Company’s purchases from Topcon during the three and six months ended July 1, 2023 amounted to approximately $0.1 million and $0.2 million, respectively. As of July 1, 2023, the amounts receivable from and payable to Topcon were $2.4 million and $0.1 million, respectively. As of December 31, 2022, the amounts receivable from and payable to Topcon were $3.5 million and $15 thousand, respectively.

5. Inventories

The components of the Company’s inventories as of July 1, 2023 and December 31, 2022 are as follows:

	July 1, 2023	December 31, 2022
Raw materials	$6,154	$5,820
Work in process	438	320
Finished goods	4,537	4,468
Total inventories	$11,129	$10,608

6. Goodwill and Intangible Assets

Goodwill

The carrying value of goodwill was $1.0 million as of both July 1, 2023 and December 31, 2022.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an annual impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceed the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test during the second quarter of fiscal year 2023 and determined that its goodwill was not impaired.

Intangible Assets

The following table summarizes the components of gross and net of intangible assets carrying amounts (in thousands):

	July 1, 2023				December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$340	$245	$95	3.80 Years	$340	$230	$110
Developed technology	1,900	407	1,493	5.61 Years	1,900	272	1,628
Trade names	300	78	222	6.67 Years	300	61	239
Patents	600	600	-	None	600	600	-
	$3,140	$1,330	$1,810		$3,140	$1,163	$1,977

For the six months ended July 1, 2023 and July 2, 2022, amortization expense totaled $167 thousand and $96 thousand, respectively.

The amortization of developed technology was charged to research and development expense and the amortization of customer relations and trade names was charged to sales and marketing expense. Estimated future amortization expense for purchased intangible assets is as follows (in thousands):

Fiscal Year:
Remainder of 2023 (six months)	$168
2024	335
2025	323
2026	319
2027	319
Thereafter	346
Total	$1,810

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of July 1, 2023 and December 31, 2022, approximate fair value because of the short maturity of these instruments.

As of July 1, 2023 and December 31, 2022, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

	As of July 1, 2023				As of December 31, 2022
	Fair Value Measurements				Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$4,607	$—	$—	$4,607	$12,496	$—	$—	$12,496

The Company’s Level 1 financial assets are money market funds whose fair values are based on quoted market prices. The Company does not have any Level 2 and Level 3 financial assets or liabilities.

8. Leases and Commitments and Contingencies

Operating Leases

Our operating leases consist of facility and office equipment leases. Operating lease expenses for the six months ended July 1, 2023 and July 2, 2022 were $0.5 million and $0.5 million, respectively. The weighted average discount rate used in calculating the present value of lease payments was 4.9%. As of July 1, 2023, the weighted average remaining lease term for our operating leases was 1.2 years.

The following represents maturities of operating lease liabilities as of July 1, 2023 (in thousands):

Fiscal Year	Operating Lease Payments
Remainder of 2023 (six months)	$549
2024	723
2025	12
2026	10
Total lease payments	1,294
Less: Imputed interest	(35)
Total lease liabilities	1,259
Non-current portion of lease liabilities	(210)
Current portion of lease liabilities	$1,049

Purchase Commitments

Our purchase commitments consist primarily of non-cancellable purchase commitments with vendors to manufacture certain components and ophthalmic instrumentation. As of July 1, 2023, our future minimum payments through fiscal year 2025 for our purchase commitments were approximately $18.1 million, with $14.1 million committed for the next 12 months.

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

2008 Equity Incentive Plan, as amended.

The terms of awards granted during the six months ended July 1, 2023 were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended July 1, 2023 and July 2, 2022 (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Cost of revenues	$34	$60	$95	$120
Research and development	52	32	104	61
Sales and marketing	85	59	206	181
General and administrative	229	193	468	366
	$400	$344	$873	$728

Stock-based compensation expense capitalized to inventory was immaterial for the six months ended July 1, 2023 and July 2, 2022.

As of July 1, 2023, there was $1.9 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements. The cost is expected to be recognized over a weighted average period of 1.46 years.

Summary of Stock Options

The following table summarizes stock options information during the six months ended July 1, 2023:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2022	2,232,967	$4.27
Granted	35,600	2.22
Exercised	(17,499)	2.16
Canceled or forfeited	(151,523)	5.55
Outstanding as of July 1, 2023	2,099,545	$4.16	$16

The weighted average grant date fair value of the options granted was $1.35 and $2.68 per share for the six months ended July 1, 2023 and July 2, 2022, respectively.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock-based awards (options) with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Average risk free interest rate	3.83%	3.16%	3.83%	2.59%
Expected life (in years)	4.4	4.5	4.4	4.5
Dividend yield	—%	—%	—%	—%
Average volatility	76%	76%	76%	76%

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

Information regarding stock options outstanding, vested, expected to vest, and exercisable as of July 1, 2023 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Options outstanding	2,099,545	$4.16	4.76	$16
Options vested and expected to vest	2,052,971	$4.18	4.73	$16
Options exercisable	1,210,626	$4.15	3.95	$14

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of July 1, 2023, that would have been received by option holders had all option holders exercised their stock options as of that date. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the six months ended July 1, 2023 and July 2, 2022 was approximately $4 thousand and $19 thousand, respectively.

Summary of RSUs

Information regarding RSUs activity for the six months ended July 1, 2023 is summarized below:

Number of Shares
Outstanding as of December 31, 2022	473,029
RSUs granted	196,335
RSUs released	(228,308)
RSUs forfeited	(39,543)
Outstanding as of July 1, 2023	401,513

10. Income Taxes

Provision for Income Tax

The Company calculates its interim tax provision in accordance with the provisions of ASC Topic 740-270, Income Taxes; Interim Reporting. For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur. The Company recorded a provision for income tax of $22 thousand and $37 thousand for the six months ended July 1, 2023 and July 2, 2022, respectively.

Deferred Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. As of the second quarter of fiscal year 2023, based on the Company’s recent history of losses and its forecasted losses, management believes on the more likely than not basis that a full valuation allowance is required. Accordingly, the Company continues to provide a full valuation allowance on its federal and states deferred tax assets.

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

For the three months ended July 1, 2023 and July 2, 2022, potential shares from stock options and RSUs totaling 2,260,886 and 1,698,584 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding. For the six months ended July 1, 2023 and July 2, 2022, potential shares from stock options and RSUs totaling 2,281,161 and 1,700,686 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding.

A reconciliation of the numerator and denominator of basic and diluted net loss per common share is provided as follows (in thousands except per share data):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Numerator:
Net loss	$(2,766)	$(2,241)	$(4,856)	$(4,632)
Denominator:
Weighted average shares of common stock (basic)	16,036	15,894	16,018	15,888
Weighted average shares of common stock (diluted)	16,036	15,894	16,018	15,888
Per share data:
Basic net loss per share	$(0.17)	$(0.14)	$(0.30)	$(0.29)
Diluted net loss per share	$(0.17)	$(0.14)	$(0.30)	$(0.29)

12. Business Segments

The Company operates in one segment: ophthalmology. The Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service, and support activities.

Revenue information shown by product group is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Cyclo G6	$3,658	$3,477	$7,327	$7,017
Retina	6,857	7,529	14,071	14,830
Other(1)	2,340	2,749	5,163	5,295
Total revenues	$12,855	$13,755	$26,561	$27,142

(1) Includes service contract revenues of $382 thousand and $402 thousand and $765 thousand and $764 thousand recognized during the three and six months ended July 1, 2023 and July 2, 2022, respectively. Includes $363 thousand and $357 thousand and $727 thousand and $634 thousand recognized revenue related to the exclusive distribution rights during the three and six months ended July 1, 2023 and July 2, 2022, respectively. Other also includes revenues from paid service, royalty, freight and legacy G probes.

Revenue information shown by geographic region, based on the sales destination, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
United States	$6,742	$6,849	$13,516	$13,391
Europe, Middle East and Africa	2,843	2,821	7,020	6,252
Asia/Pacific Rim	2,482	3,185	4,625	6,039
Rest of Americas	788	900	1,400	1,460
Total revenues	$12,855	$13,755	$26,561	$27,142

Revenues are attributed to countries based on the location of end customers.

Other than the United States, the Netherlands accounted for at least 10% of the Company’s revenues during the three and six months ended July 1, 2023, representing 12% and 14%, respectively. Other than the United States, no individual country accounted for at least 10% of the Company’s revenues during the three and six months ended July 2, 2022. The United States accounted for 52.4% and 49.8% of revenues for the three months ended July 1, 2023 and July 2, 2022, respectively, and 50.9% and 49.3% for the six months ended July 1, 2023 and July 2, 2022, respectively.

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

Impact of Macroeconomic Conditions to our Business

Current macroeconomic conditions exhibit challenges that can affect capital equipment purchasing demand and timing, including recessionary fears, inflation concerns, rising interest rates as a result of government actions to combat inflation, and uncertainty in the global banking and financial services market, as well as other geopolitical developments, have impacted and may continue to impact business spending and the economy as a whole. As a result, we have seen customers extend purchase decision cycles. We have also experienced some demand softness due to pricing effects from the strength of the U.S. Dollar that have impacted and may continue to impact our operations.

The macroeconomic conditions on our business and operations remains uncertain, and it is not possible for us to predict the duration and extent to which they will affect our business, future results of operations, and financial condition.

For more information on risks associated with the current macroeconomic conditions, see the section titled “Risk Factors” in Item 1A of Part II.

Results of Operations

The following table sets forth certain operating data as a percentage of revenues:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	58.3%	54.4%	57.5%	54.9%
Gross margin	41.7%	45.6%	42.5%	45.1%
Operating expenses:
Research and development	14.4%	14.0%	13.5%	14.9%
Sales and marketing	33.2%	33.5%	32.2%	32.8%
General and administrative	16.6%	13.8%	16.5%	13.8%
Total operating expenses	64.2%	61.3%	62.2%	61.5%
Loss from operations	(22.5%)	(15.7%)	(19.7%)	(16.4%)
Other income (expense), net	1.1%	(0.5%)	1.5%	(0.6%)
Loss from operations before provision for income taxes	(21.4%)	(16.2%)	(18.2%)	(17.0%)
Provision for income taxes	0.1%	0.1%	0.1%	0.1%
Net loss	(21.5%)	(16.3%)	(18.3%)	(17.1%)

The following comparisons are between the three months ended July 1, 2023 and July 2, 2022 (in thousands):

Revenues

	Three Months Ended	Three Months Ended
	July 1, 2023	July 2, 2022	Change in $	Change in %
Cyclo G6	$3,658	$3,477	$181	5.2%
Retina	6,857	7,529	(672)	(8.9%)
Other	2,340	2,749	(409)	(14.9%)
Total revenues	$12,855	$13,755	$(900)	(6.5%)

Our total revenues decreased by $0.9 million, or 6.5%, from $13.8 million to $12.9 million. The decrease was driven by deferred purchase decisions in our medical retina and surgical retina product lines, and lower royalties due to the expiration of licensed patents.

While we believe that demand for our products remains strong, however the overall capital expenditure landscape within hospitals, surgical centers and physician offices may be negatively impacted by concerns around higher borrowing rates and economic weakness.

Gross Profit and Gross Margin

Gross profit decreased $0.9 million, or 14.4%, from $6.3 million to $5.4 million. Gross margin decreased by 3.9% from 45.6% to 41.7%. The decrease in gross margin was driven by lower revenues and higher manufacturing overhead absorbed by less revenue.

Gross margins may fluctuate due to changes in the relative proportion of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and other factors.

Research and Development

Research and development expenses decreased by $0.1 million, or 4.0%, from $1.9 million to $1.8 million. Spending on investment in PASCAL product line and on new and expanded product portfolio decreased as we completed these new projects.

Sales and Marketing

Sales and marketing expenses decreased $0.3 million, or 7.4%, from $4.6 million to $4.3 million. In the second fiscal quarter of 2022, we increased our marketing and advertising efforts to promote the release of a new system product in the fourth fiscal quarter of 2022.

General and Administrative

General and administrative expenses increased by $0.2 million, or 13.2%, from $1.9 million to $2.1 million. During the second fiscal quarter of 2023, we implemented cost savings measures, including a reduction in headcount which resulted in separation costs of approximately $0.2 million, to streamline operations and extend operating runway.

Other Income (Expense), Net

Other income, net was $0.1 million for the three months ended July 1, 2023 compared to other expense, net, of $0.1 million for the three months ended July 2, 2022. Other income (expense), net, consisted primarily of interest income or expense and foreign currency gain or loss.

Income Taxes

We recorded an income tax provision of $10 thousand and $17 thousand for the three months ended July 1, 2023 and July 2, 2022, respectively.

The following comparisons are between the six months ended July 1, 2023 and July 2, 2022 (in thousands):

Revenues

	Six Months Ended	Six Months Ended
(in thousands)	July 1, 2023	July 2, 2022	Change in $	Change in %
Cyclo G6	$7,327	$7,017	$310	4.4%
Retina	14,071	14,830	(759)	(5.1%)
Other	5,163	5,295	(132)	(2.5%)
Total revenues	$26,561	$27,142	$(581)	(2.1%)

Our total revenues decreased by $0.5 million, or 2.1%, from $27.1 million to $26.6 million. The decrease was driven by an overall softer demand in our retina product line, and lower royalties due to the expiration of licensed patents.

While we believe that demand for our products remains strong, the overall capital expenditure landscape within hospitals, surgical centers and physician offices may continue to be negatively impacted by persistent macroeconomic concerns discussed above.

Gross Profit and Gross Margin

Gross profit decreased $0.9 million, or 7.7%, from $12.2 million to $11.3 million. Gross margin decreased by 2.6% from 45.1% to 42.5%. The decrease in gross margin was driven by lower revenues and manufacturing overhead absorbed by less revenue.

Gross margins may fluctuate due to changes in the relative proportion of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and other factors.

Research and Development

Research and development expenses decreased by $0.4 million, or 11.0%, from $4.0 million to $3.6 million. Spending on investment in PASCAL product line and on new and expanded product portfolio decreased as we completed these new projects.

Sales and Marketing

Sales and marketing expenses decreased by $0.4 million, or 4.0%, from $8.9 million to $8.5 million. Although we incurred slightly higher personnel and other related costs, there was an offset in marketing and advertising costs as we recently completed the release of a new system product.

General and Administrative

General and administrative expenses increased by $0.7 million, or 17.7%, from $3.7 million to $4.4 million. The increase was attributable to increases in legal expenses for general corporate matters and higher personnel and other related expenses, including separation costs incurred in the second fiscal quarter of fiscal year 2023.

Other Income (Expense), Net

Other income, net was $0.4 million for six months ended July 1, 2023 compared to other expense, net, of $0.2 million for the six months ended July 2, 2022. Other income (expense), net, consisted primarily of interest income or expense and foreign currency gain or loss.

Income Taxes

We recorded an income tax provision of $22 thousand and $37 thousand for the six months ended July 1, 2023 and July 2, 2022, respectively.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of July 1, 2023, we had cash and cash equivalents of $9.8 million and working capital of $18.7 million compared to cash and cash equivalents of $13.9 million and working capital of $23.3 million as of December 31, 2022.

Net cash used in operating activities was $4.0 million in the six months ended July 1, 2023 compared to net cash used in operating activities of $5.8 million in the six months ended July 2, 2022. The decrease in net cash used in operating activities, expressed in direct cash flow terms, was primarily due to a decrease in purchases of our components and subsystems as we reduce inventory accumulated to mitigate against supply lead time challenges, offset by a decrease in cash receipts from customers.

For the six months ended July 1, 2023, net cash used in investing activities was $59 thousand, which consisted of capital expenditures. For the six months ended July 2, 2022, net cash used in investing activities was $146 thousand, which consisted of capital expenditures.

For the six months ended July 1, 2023, net cash provided by financing activities was $26 thousand, primarily from payroll taxes related to net share settlement of equity awards partially offset by the net proceeds arising from the proceeds from stock option exercises. For the six months ended July 2, 2022, net cash used in financing activities was $47 thousand, primarily from payroll taxes related to net share settlement of equity awards partially offset by the net proceeds arising from the proceeds from stock option exercises.

We have historically funded our operations primarily through sales of our products to customers, sales of our common stock and borrowing arrangements. As of July 1, 2023, our principal sources of liquidity consisted of cash and cash equivalents of $9.8 million. We have incurred net losses over the last several years, and as of July 1, 2023, have an accumulated deficit of approximately $74.3 million. We expect to continue to incur operating losses and negative cash flows from operations.

The Company has an existing Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”) providing for up to $8.0 million secured revolving loan facility (“Revolving Loan Facility”). In March 2022, the Fourth Amendment to the Loan Agreement was executed primarily to extend the term through May 31, 2022. In June 2022, the Fifth Amendment to the Loan Agreement was executed primarily to extend the term through December 1, 2023. As of July 1, 2023 and December 31, 2022, there were no amounts outstanding under the Loan Agreement.

On March 10, 2023, SVB was placed into receivership by the Federal Deposit Insurance Corporation (“FDIC”). On March 13, 2023, the FDIC announced that it had transferred all insured and uninsured deposits and substantially all assets of SVB to a newly created, full-service FDIC-operated “bridge bank” called Silicon Valley Bridge Bank, N.A. (“SVBB”), where depositors would have full access to their money immediately. On March 27, 2023, First Citizens BancShares, Inc. (“First Citizens”) announced that it had entered into an agreement with the FDIC to purchase all of the assets and liabilities of SVBB. SVBB will operate as a division of First

Citizens. We currently have full control of our cash and cash equivalents balance, and SVBB has confirmed its terms of our existing Revolving Loan Facility.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 1, 2023. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risk Factor Summary

Our business operations are subject to numerous risks, factors and uncertainties outside of our control that could cause our actual results to be harmed, including risks regarding the following:

General economic factors

•
general macroeconomic conditions, including inflationary pressures and rising interest rates, uncertainty in the global banking and financial services market, any future resurgence in the COVID-19 pandemic and responsive measures and the war between Russia and Ukraine.

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
our growth;
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

Risks Relating to our Business

The current macroeconomic conditions, including the effects of the COVID-19 pandemic and efforts to mitigate its impact have disrupted, and may continue to disrupt, our operations, including our ability to manufacture and supply products and perform research and development activities, and our customers’ usage of our products as demand declined in elective surgeries in response to the COVID-19 pandemic, all of which have had and may continue to have a material and adverse effect on our business, future revenues and financial condition. We are unable to predict the extent to which any future resurgence of the COVID-19 pandemic or other public health emergencies or outbreaks and related macroeconomic impacts may continue to adversely impact our business operations, financial performance, results of operations, financial position and the achievement of our strategic objectives.

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

The COVID-19 pandemic has caused disruption and delays in our ability to operate and manufacture, test and assemble products in our internal facilities, particularly in our Mountain View, California facility, and has limited our ability to continue certain research and development activities which could materially and adversely affect our ability to develop new products and technologies on the timelines we previously anticipated. On May 11, 2023, the federal government ended the COVID-19 public health emergency, which ended a number of temporary changes made to federally funded programs while some continue to be in effect.

The volatile macroeconomic environment, including the COVID-19 pandemic has created economic uncertainty and volatility in the financial markets around the world, resulting in an economic downturn that has affected and may likely continue to affect demand for our products and impact our results of operations. As a result, this may lead to a period of regional, national, and global economic slowdown or regional, national, or global recessions that would curtail or delay spending by hospitals and affect demand for our products as well as increase the risk of customer defaults or delays in payments. Our customers may terminate or amend their agreements for the purchase, lease, or service of our products due to bankruptcy, lack of liquidity, lack of funding, operational failures, or other reason. The ultimate impact of the volatile macroeconomic conditions, including the COVID-19 pandemic and other public health emergencies or outbreaks, on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: the recommendations by medical authorities on whether hospitals should and may perform elective surgical procedures; hospitals’ abilities and willingness to devote resources to elective surgical procedures; governmental, business and individuals’ actions that have been and may continue to be taken in response to any future resurgence of the COVID-19 pandemic or other public health emergencies or outbreaks (including restrictions on travel and transport and workforce pressures); the impact of the COVID-19 pandemic and actions taken in response on global and regional economies, travel, and economic activity; the availability of federal, state, local or non-U.S. funding programs; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the current volatile macroeconomic conditions, including the impact of the COVID-19 pandemic, subside. Although the magnitude of the impact of the COVID-19 pandemic on our business operations remains a highly dynamic situation, we have experienced and may continue to experience in subsequent periods, disruptions to our business that may adversely impact our business, financial condition and results of operations.

We may not be successful in our strategic partnership with Topcon and the relationship may divert resources away from existing operations or expose us to liabilities, which could adversely affect our business, results of operations and financial condition.

On March 2, 2021, we entered into a series of strategic transactions with Topcon, Topcon America Corporation (the “Investor”) and Topcon Medical Laser Systems, Inc., a subsidiary of Topcon (“TMLS”), which included (i) an asset purchase agreement with TMLS, pursuant to which we acquired substantially all the assets (except for cash and cash equivalents) of TMLS, including rights to the PASCAL product (the “Asset Purchase Agreement”), (ii) a distribution agreement dated March 2, 2021, pursuant to which we granted Topcon the exclusive right to distribute our retina and glaucoma products in certain geographies outside the United States (the “Distribution Agreement”), and (iii) an investment agreement dated March 2, 2021 (the “Investment Agreement”), pursuant to which we sold the Investor 1,618,122 shares of our common stock for an aggregate purchase price of $10 million.

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

Our ability to sell our products and generate revenues depends upon our direct and independent sales forces within the United States, direct sales force in Germany and relationships with independent international distributors. Currently our direct and independent sales forces within the United States consist of approximately 26 employees and two independent representatives, respectively, and our direct sales force in Germany consists of one employee. Our international independent distributors are managed by a team of eight people. We generally grant our distributors exclusive territories for the sale of our products in specified countries and regions. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are largely dependent on the efforts of these third parties. If any distributor breaches the terms of its distribution agreement with us or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory could be adversely affected.

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

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the second fiscal quarter of fiscal year 2023, our international sales were $6.1 million, or 47.6% of total revenues. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. All of our international revenues and costs for the second fiscal quarter of 2023 have been denominated in U.S. dollars except for sales transacted through our German subsidiary. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our U.S. dollar-denominated products more expensive and thus less competitive in foreign markets and may negatively affect our reported revenue in any particular reporting period. Our international operations and sales are subject to a number of risks and potential costs, including:

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

We continue to increase our internal sales and marketing functions. This growth may place a strain on our management, operating and financial systems and our sales, marketing and administrative resources as well as increase operating costs. For example, if we are unable to efficiently or effectively provide adequate training for our expanding sales force and marketing organization, we may not be able to immediately or fully utilize marketing resources, generate new sales and offset operational challenges such as the cost of recruiting and hiring sales and marketing personnel. If we cannot effectively manage our expanding operations and our costs, our business may not be able to grow effectively or we may grow at a slower pace.

We are exposed to risks associated with worldwide economic slowdowns and related uncertainties.

We are subject to macroeconomic fluctuations in the U.S. and worldwide economy including inflationary pressures that may cause the cost of manufacturing our products or servicing our products to increase. Concerns about consumer and investor confidence, volatile corporate profits and reduced capital spending, uncertainty in the global banking and financial services market, international conflicts, terrorist and military activity, civil unrest and pandemic-related illness could reduce customer orders or cause customer order cancellations. For example, any future resurgence of the COVID-19 pandemic or other public health emergencies may cause adverse impacts on global economic activity which could negatively impact our business. In addition, political and social turmoil related to international conflicts, such as that occurring in Russia and Ukraine, and terrorist acts may put further pressure on economic conditions in the United States and abroad.

Weak economic conditions and declines in consumer spending and consumption may harm our operating results. Purchases of our products are often discretionary. During uncertain economic times, customers or potential customers may delay, reduce or forgo their purchases of our products and services, which may impact our business in a number of ways, including lower prices for our products and services and reducing or delaying sales. There could be a number of follow-on effects from economic uncertainty on our business, including insolvency of key suppliers resulting in product delays, delays in customer payments of outstanding accounts receivable and/or customer insolvencies, counterparty failures negatively impacting our operations, and increasing expense or inability to obtain future financing. In addition, negative macroeconomic conditions in the United States (including elevated interest rates) have had, and may continue to have, an adverse impact on capital market conditions, which could limit our ability to obtain additional debt or equity financing on acceptable terms or at all.

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

Our sales and operating results may vary significantly from quarter to quarter and from year to year in the future. Our operating results are affected by a number of factors, many of which are beyond our control. Factors contributing to these fluctuations include the following:

•
general macroeconomic conditions, including inflationary pressures and rising interest rates, uncertainty in the global banking and financial services market, any future resurgence of the COVID-19 pandemic and responsive measures and the war between Russia and Ukraine;
•
changes in the prices at which we can sell our products, including the impact of changes in foreign currency exchange rates;
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

We currently market visible and infrared medical laser systems and delivery devices to the ophthalmology market. We believe that continued and increased sales, if any, of these medical laser systems is dependent upon a number of factors including the following:

•
the impact of any future resurgence of the COVID-19 pandemic or other public health emergencies on timing of ophthalmic treatment procedures;
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

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, exclusion from participation in government healthcare programs, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our operations being found in violation of these laws is increased by the fact that the government’s provisions are open to a variety of evolving interpretations and enforcement discretion. Compliance with Open Payments, commonly known as the Sunshine Act, has presented a number of challenges to companies such as ours, in terms of interpretation of the law and its implementation. Under the Sunshine Act, Centers for Medicare & Medicaid Services (“CMS”) has the potential to impose penalties of up to $1.26 million per year for violations, depending on the circumstances and adjusted annually for inflation, although enforcement has been negligible to date. Payments reported under the Sunshine Act also have the potential to draw scrutiny on payments to and relationships with physicians, which may have implications under the Anti-Kickback Statute and other healthcare laws. The risk that we may be found in violation of these laws may be increased by the fact that we do not have a formal healthcare compliance program in place. Further, while safe harbors may in some instances be available and utilized by companies to reduce risks associated with the Anti-Kickback Statute and certain other healthcare laws, we have not necessarily utilized such safe harbors nor fully followed all elements required to claim the benefit of such safe harbors in all possible instances. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

We depend on collaborative relationships to develop, introduce and market new products, product enhancements and applications.

We depend on both clinical and commercial collaborative relationships. We have entered into collaborative relationships with academic medical centers and physicians in connection with the research and innovation and clinical testing of our products. Commercially, we have licensing agreements with strategic partners. The failure to obtain any additional future clinical or commercial collaborations and the resulting failure or success of such collaboration relationships could have a material adverse effect on our ability to introduce new products or applications and therefore could have a material adverse effect on our business, results of operations and financial condition.

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

Our success and ability to compete is dependent, in part, upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. As of July 1, 2023, our patent portfolio includes 64 active United States patents and 83 active international patents on the technologies related to our products and processes. In addition, as of July 1, 2023, we have 13 patent applications pending in the United States and 21 international patent applications pending. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Patents have a limited lifetime and once a patent expires competition may increase.

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

In addition, we are also subject to varying product standards, packaging requirements, labeling requirements, tariff regulations, duties and tax requirements. As a result of our sales in Europe, we are required to have all medical device products “CE” marked, an international symbol, affixed to all our medical device products demonstrating compliance with the European Medical Device Directives and/or Medical Device Regulations (“MDR”) and all applicable standards. While currently all our released medical device products are CE marked, continued certification is based on the successful review of our quality system by our European Registrar during their periodic audits. Any loss of certification would have a material adverse effect on our business, results of operations and financial condition. There are several major regulatory changes occurring in the regulation of medical devices in the European Union (the “EU”). The revision of the quality system regulation (ISO 13485:2016) has been released that substantially increased the requirements for a medical device quality system. The MDR has replaced the medical device directives (93/42/EEC), and it substantially changes the way that medical devices are brought to market in the EU and how they maintain compliance throughout the product’s life cycle. Due to the UK’s exit from EU (“Brexit”), different rules will apply in Great Britain (England, Wales and Scotland), Northern Ireland and the EU after the Brexit transition period, which began January 1, 2021. Similarly, Switzerland has changed its relationship with the EU and in May 2022, will require medical device manufacturers, including us, to contract with a Swiss authorized representative. Additionally, the new revision 4 of the clinical evaluation report guidance document (MEDDEV 2.7.1) and the Medical Device Coordination Group (MDCG) guidance regarding clinical evidence (MDCG 2020-6) severely restricts the use of substantial equivalence for new products, resulting in the need for formal clinical trial data for many products. These and future changes will increase the cost for compliance and for product development, and they lengthen product introduction cycles. Failure to comply with these changes and any future changes can have an adverse effect on our ability to release new products in a timely manner.

Any clinical trials necessary that we may undertake for regulatory approval or marketing reasons will be an expensive, lengthy, costly, and uncertain process, and could result in delays in new product introductions or even an inability to release a product.

We may be required to undertake clinical trials often required to obtain regulatory approvals or may choose to undertake such trials for marketing or other reasons. Clinical trials for products such as ours are complex and expensive and their outcomes are uncertain. Any clinical trials that we may undertake would require the investment of significant financial and administrative resources. Moreover, the results of clinical trials are uncertain, and inconclusive or negative results may not support, or may impair, the sale and adoption of our products. We may suffer significant setbacks in clinical trials, even after earlier clinical trials showed promising results. Any of our products could produce undesirable side effects that could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a product candidate. We, the FDA, or another regulatory authority could suspend or terminate clinical trials at any time if we or they believed the trial participants faced unacceptable health risks.

If we fail to comply with the FDA’s quality system regulation and laser performance standards, our manufacturing operations could be halted, and our business would suffer.

We are currently required to demonstrate and maintain compliance with the FDA’s QSR. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. Because our products involve the use of lasers, our products also are covered by a performance standard for lasers set forth in FDA regulations. The laser performance standard imposes specific recordkeeping, reporting, product testing and product labeling requirements. These requirements include affixing warning labels to laser products, as well as incorporating certain safety features in the design of laser products. The FDA enforces the QSR and laser performance standards through periodic unannounced inspections. We have been, and anticipate in the future being, subject to such inspections. Our failure to take satisfactory corrective action in response to an adverse QSR inspection or our failure to comply with applicable laser performance standards could result in enforcement actions, including a public warning letter, a shutdown of our manufacturing operations, a recall of our products, civil or criminal penalties, or other sanctions, which would cause our sales and business to suffer.

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
•
difficulties in integrating an acquired company’s technologies, services, employees and other service providers, customers, partners, business operations and administrative and software management systems with ours;
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

We market and sell our products for use by highly skilled physicians with specialized training and experience in the treatment of eye-related disorders. We, and our distributors, generally offer but do not require purchasers or operators of our products to attend training sessions, nor do we supervise the procedures performed with our products. The physicians who operate our products are responsible for their use and the treatment regime for each individual patient. In addition, non-physicians, particularly in countries outside of the United States, or poorly trained or inexperienced physicians, may make use of our products. Our efforts to market our MicroPulse systems as a fovea-friendly alternative to traditional continuous wavelength systems or alternative treatment methods may result in users failing to implement adequate safety precautions and thereby increase the risks associated with the misuse of our products. The lack of training and the purchase and use of our products by non-physicians or poorly trained or inexperienced physicians may result in product misuse and adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation, or otherwise cause our business to suffer.

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

For example, on February 23, 2018, we initiated a worldwide voluntary recall of a specific laser accessory called the TruFocus LIO Premiere® (“LIO”). The LIO is a head-mounted indirect ophthalmoscope that connects to our laser console and is used to view and perform laser treatment on a patient’s retina. This recall was prompted after we received reports of three adverse events from one physician in the United States, resulting in focal cataracts and iris burns occurring during procedures in which the TruFocus LIO Premiere was used. We identified several potential root causes for the adverse events, including use error. On March 22, 2019, we provided the FDA with a request for termination of Recall Number Z-1075-2018. We submitted follow up requests for termination on September 29, 2021 and October 17, 2022. Our termination request is pending.

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

Certain of our materials may be subject to the effects of various trade agreements, treaties and tariffs. The prior U.S. presidential administration has imposed tariffs on various goods from various countries, including China, Canada and the EU. As a result, Canada, the EU, China and other countries responded with retaliatory tariffs on certain United States exports. We cannot predict the effect these and potential additional tariffs will have on our business, including in the context of escalating trade tensions. Further tariffs, additional taxes, or trade barriers, both domestically and internationally, may affect our selling and/or manufacturing costs and margins, the competitiveness of our products, or our ability to sell products or purchase necessary equipment and supplies, and consequently affect our business, results of operations, or financial conditions. To the extent that trade tariffs and other restrictions imposed by the United States increase the price of, or limit the amount of, raw materials and finished goods imported into the United States, the costs of our raw materials may be adversely affected and the demand from our customers for products and services may be diminished, which could adversely affect our revenues and profitability.

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

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including changes in foreign currency exchange rates, quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions, including deteriorating market conditions due to investor concerns regarding inflation and hostilities between Russia and Ukraine. During the second quarter of fiscal year 2023, the trading price of our common stock fluctuated from a low of $1.76 per share to a high of $2.43 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In the event that we are not able to demonstrate compliance with Section 404 of the Sarbanes-Oxley Act in a timely manner, that our internal controls are perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our company and our stock price could decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Title

10.1(1)**	2008 Equity Incentive Plan, as amended.

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.CAL	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

(1) Incorporated by reference to the exhibits filed with the Registrant’s report on Form 8-K, filed with the SEC on June 15, 2023.

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

** Indicates management compensatory plan, contract or arrangement.

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

IRIDEX Corporation

Date: August 10, 2023	By:	/s/ DAVID I. BRUCE
		Name:	David I. Bruce
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2023	By:	/s/ FUAD AHMAD
		Name:	Fuad Ahmad
		Title:	Interim Chief Financial Officer (Principal Financial Officer)