Form 10-Q
period 2023-09-30
IRIDEX CORP
filed 2023-11-20
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of common stock, $0.01 par value, issued and outstanding as of November 14, 2023 was 16,247,813.

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
•
macroeconomic conditions, including impact of global pandemics or other public health emergencies or outbreaks, foreign exchange fluctuation, inflation concerns, rising interest rates and recessionary fears and uncertainty in the global banking and financial services market, on our business and results of operations;
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

IRIDEX Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share and per share data)

	September 30, 2023	December 31, 2022 (1)
ASSETS
Current assets:
Cash and cash equivalents	$7,981	$13,922
Accounts receivable, net of provision for credit losses of $146 as of September 30, 2023 and $0 as of December 31, 2022(2)	6,109	6,229
Receivable from related party	2,005	3,539
Inventories	10,118	10,608
Prepaid expenses and other current assets	1,129	1,468
Total current assets	27,342	35,766
Property and equipment, net	524	462
Intangible assets, net	1,726	1,977
Goodwill	965	965
Operating lease right-of-use assets, net	2,789	1,665
Other long-term assets	1,603	1,455
Total assets	$34,949	$42,290
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,610	$3,858
Payable to related party	3	15
Accrued compensation	2,197	2,448
Accrued expenses	1,171	1,548
Other current liabilities	886	968
Accrued warranty	247	168
Deferred revenue	2,239	2,411
Operating lease liabilities	995	1,037
Total current liabilities	10,348	12,453
Long-term liabilities:
Accrued warranty	138	106
Deferred revenue	10,472	11,742
Operating lease liabilities	1,901	732
Other long-term liabilities	26	26
Total liabilities	22,885	25,059
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding 16,232,473 and 15,989,662 shares as of September 30, 2023 and December 31, 2022, respectively	172	169
Additional paid-in capital	87,993	86,802
Accumulated other comprehensive loss	(19)	(24)
Accumulated deficit	(76,082)	(69,716)
Total stockholders’ equity	12,064	17,231
Total liabilities and stockholders’ equity	$34,949	$42,290

(1)
Derived from the audited consolidated financial statements included in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2022.
(2)
Prior to our adoption of Accounting Standard Update 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” on January 1, 2023, the provision for credit losses related to accounts receivable was not applicable and is therefore presented as $0 at December 31, 2022. See Note 3 for additional details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Total revenues	$12,850	$14,635	$39,411	$41,777
Cost of revenues	7,229	8,175	22,489	23,073
Gross profit	5,621	6,460	16,922	18,704
Operating expenses:
Research and development	1,541	1,687	5,135	5,725
Sales and marketing	3,823	4,445	12,370	13,352
General and administrative	1,945	2,023	6,343	5,759
Total operating expenses	7,309	8,155	23,848	24,836
Loss from operations	(1,688)	(1,695)	(6,926)	(6,132)
Other income (expense), net	(58)	(58)	346	(216)
Loss from operations before provision for income taxes	(1,746)	(1,753)	(6,580)	(6,348)
Provision for income taxes	8	14	30	51
Net loss	$(1,754)	$(1,767)	$(6,610)	$(6,399)
Net loss per share:
Basic	$(0.11)	$(0.11)	$(0.41)	$(0.40)
Diluted	$(0.11)	$(0.11)	$(0.41)	$(0.40)
Weighted average shares used in computing net loss per share:
Basic	16,231	15,986	16,089	15,921
Diluted	16,231	15,986	16,089	15,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net loss	$(1,754)	$(1,767)	$(6,610)	$(6,399)
Foreign currency translation adjustments	21	59	5	143
Comprehensive loss	$(1,733)	$(1,708)	$(6,605)	$(6,256)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands, except share data)

For the three months ended September 30, 2023	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balances, July 1, 2023	16,206,382	$171	$87,647	$(40)	$(74,328)	$13,450
Stock-based compensation expense			371			371
Release of restricted stock, net of taxes paid	26,091	1	(25)			(24)
Other comprehensive loss				21		21
Net loss					(1,754)	(1,754)
Balances, September 30, 2023	16,232,473	$172	87,993	(19)	(76,082)	12,064

For the nine months ended September 30, 2023	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances, December 31, 2022	15,989,662	$169	$86,802	$(24)	$(69,716)	$17,231
Adoption of ASU 2016-13					244	244
Issuance of common stock under stock option plan	17,499	—	37			37
Stock-based compensation expense			1,244			1,244
Release of restricted stock, net of taxes paid	225,312	3	(90)			(87)
Other comprehensive loss				5		5
Net loss					(6,610)	(6,610)
Balances, September 30, 2023	16,232,473	$172	87,993	(19)	(76,082)	12,064

For the three months ended October 1, 2022	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances, July 2, 2022	15,955,536	$169	$85,935	$129	$(66,801)	$19,432
Issuance of common stock under stock option plan	3,629	—	7			7
Stock-based compensation expense			377			377
Release of restricted stock, net of taxes paid	30,360	—	(33)			(33)
Other comprehensive income				59		59
Net Loss					(1,767)	(1,767)
Balances, October 1, 2022	15,989,525	$169	$86,286	$188	$(68,568)	$18,075

For the nine months ended October 1, 2022	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances, January 1, 2022	15,876,171	$168	$85,255	$45	$(62,169)	$23,299
Issuance of common stock under stock option plan	9,692	—	21			21
Stock-based compensation expense			1,105			1,105
Release of restricted stock, net of taxes paid	103,662	1	(95)			(94)
Other comprehensive income				143		143
Net loss					(6,399)	(6,399)
Balances, October 1, 2022	15,989,525	$169	$86,286	$188	$(68,568)	$18,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2023	October 1, 2022
Operating activities:
Net loss	$(6,610)	$(6,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	479	399
Amortization of operating lease right-of-use assets	777	702
Stock-based compensation	1,244	1,105
Provision for credit losses	—	187
Changes in operating assets and liabilities:
Accounts receivable	363	259
Receivable from related party	1,534	(481)
Inventories	409	(3,214)
Prepaid expenses and other current assets	339	(913)
Other long-term assets	(227)	(1,078)
Accounts payable	(1,247)	1,770
Payable to related party	(12)	(526)
Accrued compensation	(251)	(328)
Accrued expenses	(377)	132
Accrued warranty	111	75
Deferred revenue	(1,442)	1,318
Operating lease liabilities	(774)	(682)
Other liabilities	(82)	(255)
Net cash used in operating activities	(5,766)	(7,929)
Investing activities:
Acquisition of property and equipment	(141)	(203)
Net cash used in investing activities	(141)	(203)
Financing activities:
Proceeds from stock option exercises	37	21
Taxes paid related to net share settlements of equity awards	(87)	(94)
Net cash used in financing activities	(50)	(73)
Effect of foreign exchange rate changes	16	209
Net decrease in cash and cash equivalents	(5,941)	(7,996)
Cash and cash equivalents, beginning of period	13,922	23,852
Cash and cash equivalents, end of period	$7,981	$15,856
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$54	$81
Supplemental disclosure of non-cash activities:
Transfer of inventory to (from) property and equipment	$70	$—
ROU assets obtained with extension of operating lease	$1,901	$—

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 9, 2023. The results of operations for the three and nine months ended September 30, 2023 and October 1, 2022 are not necessarily indicative of the results for the fiscal year ending December 30, 2023 or any future interim period. The three and nine months ended September 30, 2023 and October 1, 2022 each had 13 weeks and 39 weeks, respectively. For purposes of reporting the financial results, the Company’s fiscal years end on the Saturday closest to the end of December. Periodically, the Company includes a 53rd week to a year in order to end that year on the Saturday closest to the end of December.

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

(4)
Royalty Revenue: The Company has royalty agreements with four customers related to sale of the Company’s intellectual property. Under the terms of these agreements, two customers are to remit a percentage of sales to the Company as the sales occur and one customer made an upfront prepayment for royalties.

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

(5)
Exclusive Distribution Rights: On March 2, 2021, the Company and Topcon Corporation (“Topcon”) entered into a distribution agreement (“Distribution Agreement”), pursuant to which the Company granted Topcon the exclusive right to distribute the Company’s retina and glaucoma products in certain geographies outside the United States. The exclusivity arrangement with Topcon obligates the Company to provide training, customer support, and exclusive territorial rights to Topcon for certain international regions, for a period of 10 years, commencing upon regulatory approval to transfer existing (non-exclusive) distribution rights from the current distributors in those regions to Topcon. The Company has the right to terminate the exclusive distribution rights granted to Topcon for any of the regions at any point in time during the 10-year exclusivity term for a termination fee that is based on a multiple of 1.2 times the revenue generated by the Company in 2019 for the respective region. Management has determined that the exclusivity rights, training, and customer support represents a single combined performance obligation for each region, to be recognized as exclusivity fee revenue on a straight-line basis over the 10-year period for each region, commencing on the date that regulatory approval is obtained for each region, based on the standalone selling price for such combined performance obligation for each region. The estimated fair value of the exclusive distribution rights for all regions combined totaled approximately $14.8 million. Of this amount, management has fully-constrained and returned to Topcon the arrangement fee allocated to Belarus (approximately $0.2 million) because obtaining the necessary regulatory approvals and termination of existing distributor relationship was not feasible. For the three and nine months ended September 30, 2023 and October 1, 2022, $0.4 million and $1.1 million and $0.4 million and $1.0 million in revenue related to the exclusive distribution rights were recorded, respectively.

Costs of Obtaining Revenue Contracts

The Company recognized assets from certain costs incurred to obtain revenue contracts. These costs relate to sales commissions arising from the sale of our products. The costs are considered incremental and recoverable of obtaining revenue contracts with customers. These deferred costs are amortized on a straight-line basis over the estimated period of benefit, which typically ranges from 2 to 3 years. As of September 30, 2023, the Company recognized deferred costs incurred to obtain revenue contracts with customers, net of accumulated amortization, of $111 thousand, and included these amounts in Prepaid expenses and other current assets and Other long-term assets in the Company’s condensed consolidated balance sheets. Amortization expense was $19 thousand for both the three months ended September 30, 2023 and October 1, 2022. Amortization expense was $57 thousand and $19 thousand for the nine months ended September 30, 2023 and October 1, 2022. There were no impairment expenses for both the three and nine months ended September 30, 2023, respectively.

Sales commissions that do not represent incremental and recoverable costs of obtaining a contract are expensed as incurred. As a practical expedient, the Company will not recognize such sales commission as a contract asset but rather recognize as expense when incurred if the amortization period of the asset that the Company would have otherwise recognized is one year or less.

Contract Fulfillment Costs

The Company recognized an asset from the costs incurred to fulfill a contract. These costs relate directly and must be incurred to satisfy performance obligations on certain specific contract with a customer. These costs are expected to be recovered over time and are amortized on a systematic basis that is consistent with the recognition of revenue to which it relates. As of September 30, 2023, the Company recognized deferred costs incurred to fulfill a contract with a customer, net of accumulated amortization, of $701 thousand, and included these amounts in Prepaid expenses and other current assets and Other long-term assets in the Company’s condensed consolidated balance sheets. Amortization expense was $21 thousand and $20 thousand and $62 thousand and $42 thousand for the three and nine months ended September 30, 2023 and October 1, 2022, respectively. There were no impairment expenses for both the three and nine months ended September 30, 2023 and October 1, 2022, respectively.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use (“ROU”) assets, net and Operating lease liabilities in our condensed consolidated balance sheets. As of September 30, 2023 and December 31, 2022, the Company was not a party to any finance lease arrangements.

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

We market our products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of our customers and maintains a provision for potential credit losses. Historically, we have not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the three and nine months ended September 30, 2023, one customer, Topcon, accounted for more than 10% of total revenues, representing 34% and 29%, respectively. For the three and nine months ended October 1, 2022, one customer, Topcon, accounted for more than 10% of total revenues, representing 31% and 29%, respectively. As of September 30, 2023, one customer, Topcon, accounted for over 10% of our accounts receivable, representing 25%. As of December 31, 2022, one customer, Topcon, accounted for more than 10% of our accounts receivable, representing 37%.

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

A reconciliation of the changes in the Company’s deferred revenue balance for the nine months ended September 30, 2023 and October 1, 2022 is as follows:

	Nine Months Ended
	September 30, 2023	October 1, 2022
Balance, beginning of period	$14,153	$13,285
Additions to deferral	938	3,656
Revenue recognized	(2,380)	(2,338)
Balance, end of period	12,711	14,603
Non-current portion of deferred revenue	10,472	12,172
Current portion of deferred revenue	$2,239	$2,431

During the nine months ended September 30, 2023 and October 1, 2022, approximately $1.3 million and $0.9 million were recognized pertaining to amounts deferred as of December 31, 2022 and January 1, 2022, respectively. As of September 30, 2023, approximately $10.1 million of the non-current portion of deferred revenue and $1.5 million of the current portion of deferred revenue pertain to exclusivity distribution rights deferred revenue.

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

A reconciliation of the changes in the Company’s warranty liability for the nine months ended September 30, 2023 and October 1, 2022 is as follows:

	Nine Months Ended
	September 30, 2023	October 1, 2022
Balance, beginning of period	$274	$158
Accruals for product warranties	104	91
Cost of warranty claims	(215)	(154)
Adjustment to pre-existing warranties	222	138
Balance, end of period	$385	$233

Implementation Costs Incurred in a Cloud Computing Service Arrangement

The Company has implemented a new enterprise resource planning (“ERP”) system. The ERP system operates in a cloud-based environment. The Company concluded that this cloud computing arrangement does not include a license, and therefore, will account for this arrangement as one that is a service contract. As of September 30, 2023, the Company capitalized $1.1 million in implementation costs, included in Prepaid expenses and other current assets and Other long-term assets, net of accumulated amortization, in the Company’s condensed consolidated balance sheets. The Company began utilizing the ERP system near the end of the third quarter of 2023 and is recognizing amortization of the capitalized implementation costs over five years on a straight-line basis. For the three and nine months ended September 30, 2023, approximately $12 thousand of amortization expenses were recorded. There were no amortization expenses for both the for the three and nine months ended October 1, 2022.

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

3. Accounts Receivable and Provision for Credit Losses

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

The provision for credit losses represents an estimate of the lifetime expected credit losses inherent in trade receivables as of the condensed consolidated balance sheet date. We assess the adequacy of the provision for credit losses on a quarterly basis based on historical information and current economic conditions and forecasts. Subsequent changes in the provision for credit losses are recorded in current earnings and reversal of previous losses are permitted under the current guidance.

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

The following table presents the activity in the provision for credit losses for accounts receivable by pool type for nine months ended September 30, 2023 (in thousands):

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

Topcon resells certain of our products as our exclusive distributor in certain international regions. At the same time, the Company also purchases certain raw materials from Topcon. During the three and nine months ended September 30, 2023, the Company’s revenues related to Topcon amounted to approximately $4.3 million and $11.2 million, respectively, including $0.4 million and $1.1 million, respectively, in recognized exclusive distribution rights revenue. During the three and nine months ended October 1, 2022, the Company’s revenues related to Topcon amounted to approximately $4.5 million and $12.1 million, respectively, including $0.4 million and $1.0 million, respectively, in recognized exclusive distribution rights revenue. The Company’s purchases from Topcon during the three and nine months ended September 30, 2023 amounted to approximately $45 thousand and $210 thousand, respectively. As of September 30, 2023, the amounts receivable from and payable to Topcon were $2.0 million and $0.1 million, respectively. As of December 31, 2022, the amounts receivable from and payable to Topcon were $3.5 million and $15 thousand, respectively.

5. Inventories

The components of the Company’s inventories as of September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022
Raw materials	$6,005	$5,820
Work in process	432	320
Finished goods	3,681	4,468
Total inventories	$10,118	$10,608

6. Goodwill and Intangible Assets

Goodwill

The carrying value of goodwill was $1.0 million as of both September 30, 2023 and December 31, 2022.

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

Intangible Assets

The following table summarizes the components of gross and net of intangible assets carrying amounts (in thousands):

	September 30, 2023				December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Amortization Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$340	$253	$87	3.61 Years	$340	$230	$110
Developed technology	1,900	475	1,425	5.37 Years	1,900	272	1,628
Trade names	300	86	214	6.42 Years	300	61	239
Patents	600	600	-	None	600	600	-
	$3,140	$1,414	$1,726		$3,140	$1,163	$1,977

For the nine months ended September 30, 2023 and October 1, 2022, amortization expense totaled $251 thousand and $144 thousand, respectively.

The amortization of developed technology was charged to research and development expense and the amortization of customer relations and trade names was charged to sales and marketing expense. Estimated future amortization expense for purchased intangible assets is as follows (in thousands):

Fiscal Year:
Remainder of 2023 (three months)	$84
2024	335
2025	323
2026	319
2027	319
Thereafter	346
Total	$1,726

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of September 30, 2023 and December 31, 2022, approximate fair value because of the short maturity of these instruments.

As of September 30, 2023 and December 31, 2022, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

	As of September 30, 2023				As of December 31, 2022
	Fair Value Measurements				Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$3,708	$—	$—	$3,708	$12,496	$—	$—	$12,496

The Company’s Level 1 financial assets are money market funds whose fair values are based on quoted market prices. The Company does not have any Level 2 and Level 3 financial assets or liabilities.

8. Leases and Commitments and Contingencies

Operating Leases

Our operating leases consist of facility and office equipment leases. Operating lease expenses for the nine months ended September 30, 2023 and October 1, 2022 were $0.8 million and $0.8 million, respectively. The weighted average discount rate used in calculating the present value of lease payments was 7%. As of September 30, 2023, the weighted average remaining lease term for our operating leases was 1.6 years.

The following represents maturities of operating lease liabilities as of September 30, 2023 (in thousands):

Fiscal Year	Operating Lease Payments
Remainder of 2023 (three months)	$273
2024	1,082
2025	1,180
2026	652
Total lease payments	3,187
Less: Imputed interest	(291)
Total lease liabilities	2,896
Non-current portion of lease liabilities	(1,901)
Current portion of lease liabilities	$995

Purchase Commitments

Our purchase commitments consist primarily of non-cancellable purchase commitments with vendors to manufacture certain components and ophthalmic instrumentation. As of September 30, 2023, our future minimum payments through fiscal year 2025 for our purchase commitments were approximately $23.0 million, with $21.4 million committed for the next 12 months.

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

2008 Equity Incentive Plan, as amended.

The terms of awards granted during the nine months ended September 30, 2023 were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and October 1, 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Cost of revenues	$55	$53	$150	$173
Research and development	63	39	167	100
Sales and marketing	56	83	262	264
General and administrative	197	202	665	568
	$371	$377	$1,244	$1,105

Stock-based compensation expense capitalized to inventory was immaterial for the nine months ended September 30, 2023 and October 1, 2022.

As of September 30, 2023, there was $2.4 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements. The cost is expected to be recognized over a weighted average period of 1.93 years.

Summary of Stock Options

The following table summarizes stock options information during the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2022	2,232,967	$4.27
Granted	808,410	2.13
Exercised	(17,499)	2.16
Canceled or forfeited	(220,776)	5.14
Outstanding as of September 30, 2023	2,803,102	$3.60	$595

The weighted average grant date fair value of the options granted was $1.32 and $2.18 per share for the nine months ended September 30, 2023 and October 1, 2022, respectively.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock-based awards (options) with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Average risk free interest rate	4.60%	3.98%	4.57%	3.29%
Expected life (in years)	4.4	4.5	4.4	4.5
Dividend yield	—%	—%	—%	—%
Average volatility	77%	76%	77%	76%

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

Information regarding stock options outstanding, vested, expected to vest, and exercisable as of September 30, 2023 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Options outstanding	2,803,102	$3.60	5.16	$595
Options vested and expected to vest	2,695,684	$3.64	5.11	$558
Options exercisable	1,274,102	$4.23	3.77	$193

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of September 30, 2023, that would have been received by option holders had all option holders exercised their stock options as of that date. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the nine months ended September 30, 2023 and October 1, 2022 was approximately $4 thousand and $23 thousand, respectively.

Summary of RSUs

Information regarding RSUs activity for the nine months ended September 30, 2023 is summarized below:

Number of Shares
Outstanding as of December 31, 2022	473,029
RSUs granted	196,335
RSUs released	(265,956)
RSUs forfeited	(50,196)
Outstanding as of September 30, 2023	353,212

10. Income Taxes

Provision for Income Tax

The Company calculates its interim tax provision in accordance with the provisions of ASC Topic 740-270, Income Taxes; Interim Reporting. For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur. The Company recorded a provision for income tax of $30 thousand and $51 thousand for the nine months ended September 30, 2023 and October 1, 2022, respectively.

Deferred Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. As of the third quarter of fiscal year 2023, based on the Company’s recent history of losses and its forecasted losses, management believes on the more likely than not basis that a full valuation allowance is required. Accordingly, the Company continues to provide a full valuation allowance on its federal and states deferred tax assets.

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

For the three months ended September 30, 2023 and October 1, 2022, potential shares from stock options and RSUs totaling 2,272,510 and 1,717,479 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding. For the nine months ended September 30, 2023 and October 1, 2022, potential shares from stock options and RSUs totaling 2,280,017 and 1,706,283 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding.

A reconciliation of the numerator and denominator of basic and diluted net loss per common share is provided as follows (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Numerator:
Net loss	$(1,754)	$(1,767)	$(6,610)	$(6,399)
Denominator:
Weighted average shares of common stock (basic)	16,231	15,986	16,089	15,921
Weighted average shares of common stock (diluted)	16,231	15,986	16,089	15,921
Per share data:
Basic net loss per share	$(0.11)	$(0.11)	$(0.41)	$(0.40)
Diluted net loss per share	$(0.11)	$(0.11)	$(0.41)	$(0.40)

12. Business Segments

The Company operates in one segment: ophthalmology. The Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service, and support activities.

Revenue information shown by product group is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Cyclo G6	$3,042	$3,460	$10,369	$10,477
Retina	7,865	8,750	21,936	23,580
Other(1)	1,943	2,425	7,106	7,720
Total revenues	$12,850	$14,635	$39,411	$41,777

(1) Includes service contract revenues of $409 thousand and $358 thousand and $1,174 thousand and $1,122 thousand recognized during the three and nine months ended September 30, 2023 and October 1, 2022, respectively. Includes $364 thousand and $351 thousand and $1,091 thousand and $985 thousand recognized revenue related to the exclusive distribution rights during the three and nine months ended September 30, 2023 and October 1, 2022, respectively. Other also includes revenues from paid service, royalty, freight and legacy G probes.

Revenue information shown by geographic region, based on the sales destination, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
United States	$6,140	$7,415	$19,656	$20,806
Europe, Middle East and Africa	4,197	3,480	11,217	9,732
Asia/Pacific Rim	2,136	2,910	6,761	8,949
Rest of Americas	377	830	1,777	2,290
Total revenues	$12,850	$14,635	$39,411	$41,777

Revenues are attributed to countries based on the location of end customers.

Other than the United States, the Netherlands accounted for at least 10% of the Company’s revenues during the three and nine months ended September 30, 2023, representing 20% and 16%, respectively. Other than the United States, the Netherlands accounted for at least 10% of the Company’s revenues during the three and nine months ended October 1, 2022, representing 14% and 10%, respectively. The United States accounted for 47.8% and 50.7% of revenues for the three months ended September 30, 2023 and October 1, 2022, respectively, and 49.9% and 49.8% for the nine months ended September 30, 2023 and October 1, 2022, respectively.

13. Subsequent Event

On November 1, 2023, the Company filed Form 8-K that on October 26, 2023, WPS Government Health Administrators, (“WPS”), a Medicare Administrative Contractor (“MAC”) published “Local Coverage Determination L39620 Micro-Invasive Glaucoma Surgery (MIGS)” (the “LCD”), with a future effective date of December 24, 2023. WPS administers Part B Medicare benefits in Kansas, Nebraska, Missouri, Iowa, Indiana, and Michigan. In November 2023, four of the six other MACs, including Palmetto GBA, Celerian Group Company, National Government Services and Noridian Healthcare Solutions, published the same LCD. These five MACs are referred to as the “MACs” in the risk factors section below.

The Company has consulted with expert external reimbursement advisors in an effort to evaluate the potential impact of the LCD on the Company’s business in the United States with respect to the Cyclo G6 Laser System and Probe Delivery Devices, which has been authorized by FDA to deliver laser energy to soft and fibrous tissue, including osseous tissue incision, excision, coagulation, vaporization, ablation and vessel hemostasis in the medical specialties of, dermatology, ear, nose and throat (ENT)/otolaryngology, and ophthalmology, including for the intended use of transscleral cyclophotocoagulation of the ciliary processes and for the treatment of glaucoma, including primary open-angle, closed-angle, and refractory. Although the LCD does not deny coverage, it imposes additional requirements for reimbursement. Among the issues examined are (i) the intent of the LCD; (ii) the use and application of definitions within the LCD (e.g., how a determination expressly defined as relating to incisional surgical techniques pulled within its scope non-incisional transscleral cyclophotocoagulation); and (iii) the LCD’s failure to recognize any distinctions among (a) endo cyclophotocoagulation and (b) transscleral cyclophotocoagulation, or (x) continuous wave cyclophotocoagulation and (y) MicroPulse cyclophotocoagulation. As a result of its consultation with expert external advisors, the Company currently believes that the LCD will likely be interpreted to materially limit the patient types for which WPS will reimburse cyclophotocoagulation procedures after December 24, 2023 – that is, based the criteria set forth in the LCD.

At this time, the Company cannot estimate what full impact this LCD will have on its glaucoma business in the United States. We and other stakeholders plan to challenge the LCD. Outside the U.S., where the Company currently receives approximately 50% of its glaucoma revenue, neither the LCD nor any future local coverage determination are expected to materially impact that business. Reimbursement payments outside the U.S. are generally lower and more restrictive in scope, with TLT’s successful and growing penetration within those markets providing further support for the demand for our products and perceived utility and efficacy of Iridex’s offerings.

Iridex intends to assess and adjust its domestic glaucoma operations from time-to-time as appropriate in response to any changed reimbursement policies that materially impact its ability to maintain and expand its glaucoma business. For the past several years, sales and marketing expenses relating to the Company’s domestic glaucoma efforts have involved significantly larger expenditures compared to the Company’s retina and international operations.

Refer to our Form 8-K filed on November 1, 2023 for further details.

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

For more information on risks associated with the current macroeconomic conditions, see the sections titled “Risk Factors” in Item 1A of Part II and “Subsequent Event” in our Notes to the Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I.

Results of Operations

The following table sets forth certain operating data as a percentage of revenues:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	56.3%	55.9%	57.1%	55.2%
Gross margin	43.7%	44.1%	42.9%	44.8%
Operating expenses:
Research and development	12.0%	11.5%	13.0%	13.7%
Sales and marketing	29.8%	30.4%	31.4%	32.0%
General and administrative	15.1%	13.8%	16.1%	13.8%
Total operating expenses	56.9%	55.7%	60.5%	59.5%
Loss from operations	(13.2%)	(11.6%)	(17.6%)	(14.7%)
Other income (expense), net	(0.5%)	(0.4%)	0.9%	(0.5%)
Loss from operations before provision for income taxes	(13.7%)	(12.0%)	(16.7%)	(15.2%)
Provision for income taxes	0.1%	0.1%	0.1%	0.1%
Net loss	(13.6%)	(12.1%)	(16.8%)	(15.3%)

The following comparisons are between the three months ended September 30, 2023 and October 1, 2022 (in thousands):

Revenues

	Three Months Ended	Three Months Ended
	September 30, 2023	October 1, 2022	Change in $	Change in %
Cyclo G6	$3,042	$3,460	$(418)	(12.1%)
Retina	7,865	8,750	(885)	(10.1%)
Other	1,943	2,425	(482)	(19.9%)
Total revenues	$12,850	$14,635	$(1,785)	(12.2%)

Our total revenues decreased by $1.7 million, or 12.2%, from $14.6 million to $12.9 million. The decrease was driven by continued deferred purchase decisions in our medical retina and surgical retina product lines, and lower royalties due to the expiration of licensed patents.

While we believe that demand for our products remains strong, however the overall capital expenditure landscape within hospitals, surgical centers and physician offices may continue to be negatively impacted by persistent macroeconomic concerns.

Gross Profit and Gross Margin

Gross profit decreased $0.9 million, or 13.0%, from $6.5 million to $5.6 million. Gross margin decreased by 0.4% from 44.1% to 43.7%. The decrease in gross margin was the result of lower overhead absorption in the current period and a more favorable product mix in the same quarter a year ago.

Gross margins may fluctuate due to changes in the relative proportion of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and other factors.

Research and Development

Research and development expenses decreased by $0.2 million, or 8.7%, from $1.7 million to $1.5 million. Spending on investment in PASCAL product line and on new and expanded product portfolio decreased as we completed these projects.

Sales and Marketing

Sales and marketing expenses decreased $0.6 million, or 14.0%, from $4.4 million to $3.8 million. In the third fiscal quarter of 2022, we increased our marketing and advertising efforts to promote the release of a new system product in the fourth fiscal quarter of 2022.

General and Administrative

General and administrative expenses decreased by $0.1 million, or 3.9%, from $2.0 million to $1.9 million. The decrease is a result of planned cost savings measures the company began in the second quarter of fiscal 2023, including a reduction in headcount to streamline operations and extend operating runway.

Other Income (Expense), Net

Other expense, net was $0.1 million for the three months ended September 30, 2023 compared to other expense, net, of $0.1 million for the three months ended October 1, 2022. Other income (expense), net, consisted primarily of interest income or expense and foreign currency gain or loss.

Income Taxes

We recorded an income tax provision of $8 thousand and $14 thousand for the three months ended September 30, 2023 and October 1, 2022, respectively.

The following comparisons are between the nine months ended September 30, 2023 and October 1, 2022 (in thousands):

Revenues

	Nine Months Ended	Nine Months Ended
(in thousands)	September 30, 2023	October 1, 2022	Change in $	Change in %
Cyclo G6	$10,369	$10,477	$(108)	(1.0%)
Retina	21,936	23,580	(1,644)	(7.0%)
Other	7,106	7,720	(614)	(8.0%)
Total revenues	$39,411	$41,777	$(2,366)	(5.7%)

Our total revenues decreased by $2.4 million, or 5.7%, from $41.8 million to $39.4 million. The decrease was driven by an overall softer demand in our retina product line, and lower royalties due to the expiration of licensed patents.

While we believe that demand for our products remains strong, the overall capital expenditure landscape within hospitals, surgical centers and physician offices may continue to be negatively impacted by persistent macroeconomic concerns discussed above.

Gross Profit and Gross Margin

Gross profit decreased $1.8 million, or 9.5%, from $18.7 million to $16.9 million. Gross margin decreased by 1.9% from 44.8% to 42.9%. The decrease in gross margin was the result of lower overhead absorption in the fiscal 2023 and more favorable product mix in fiscal 2022.

Gross margins may fluctuate due to changes in the relative proportion of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and other factors.

Research and Development

Research and development expenses decreased by $0.6 million, or 10.3%, from $5.7 million to $5.1 million. Spending on investment in PASCAL product line and on new and expanded product portfolio decreased as we completed these projects.

Sales and Marketing

Sales and marketing expenses decreased by $1.0 million, or 7.4%, from $13.4 million to $12.4 million. The decrease was related to lower marketing and advertising costs as we recently completed the release of a new system product in the fourth quarter of fiscal 2022.

General and Administrative

General and administrative expenses increased by $0.5 million, or 10.1%, from $5.8 million to $6.3 million. The increase was attributable to increases in higher personnel and other related expenses, including separation costs incurred in the second fiscal quarter of fiscal year 2023 and legal expenses for general corporate matters.

Other Income (Expense), Net

Other income, net was $0.4 million for nine months ended September 30, 2023 compared to other expense, net, of $0.2 million for the nine months ended October 1, 2022. Other income (expense), net, consisted primarily of interest income or expense and foreign currency gain or loss.

Income Taxes

We recorded an income tax provision of $30 thousand and $51 thousand for the nine months ended September 30, 2023 and October 1, 2022, respectively.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of September 30, 2023, we had cash and cash equivalents of $8.0 million and working capital of $17.0 million compared to cash and cash equivalents of $13.9 million and working capital of $23.3 million as of December 31, 2022.

Net cash used in operating activities was $5.8 million in the nine months ended September 30, 2023 compared to net cash used in operating activities of $7.9 million in the nine months ended October 1, 2022. The decrease in net cash used in operating activities, expressed in direct cash flow terms, was primarily due to cash provided by inventory, receivable from related party, prepaids, and other long-term assets, offset by increases in cash used in accounts payable and deferred revenue.

For the nine months ended September 30, 2023, net cash used in investing activities was $141 thousand, which consisted of capital expenditures. For the nine months ended October 1, 2022, net cash used in investing activities was $203 thousand, which consisted of capital expenditures.

For the nine months ended September 30, 2023, net cash used in financing activities was $50 thousand, primarily from payroll taxes related to net share settlement of equity awards partially offset by the net proceeds arising from the proceeds from stock option exercises. For the nine months ended October 1, 2022, net cash used in financing activities was $73 thousand, primarily from payroll taxes related to net share settlement of equity awards partially offset by the net proceeds arising from the proceeds from stock option exercises.

We have historically funded our operations primarily through sales of our products to customers, sales of our common stock and borrowing arrangements. As of September 30, 2023, our principal sources of liquidity consisted of cash and cash equivalents of $8.0 million. We have incurred net losses over the last several years, and as of September 30, 2023, have an accumulated deficit of approximately $76.1 million. We expect to continue to incur operating losses and negative cash flows from operations.

The Company has an existing Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”) providing for up to $8.0 million secured revolving loan facility (“Revolving Loan Facility”). In March 2022, the Fourth Amendment to the Loan Agreement was executed primarily to extend the term through May 31, 2022. In June 2022, the Fifth Amendment to the Loan Agreement was executed primarily to extend the term through December 1, 2023. As of September 30, 2023 and December 31, 2022, there were no amounts outstanding under the Loan Agreement.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risk Factor Summary

Our business operations are subject to numerous risks, factors and uncertainties outside of our control that could cause our actual results to be harmed, including risks regarding the following:

General economic factors

•
general macroeconomic conditions, including inflationary pressures and rising interest rates, uncertainty in the global banking and financial services market, potential U.S. government shutdown, global pandemics and responsive measures and the wars between Russia-Ukraine and Israel-Hamas.

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
•
recalls of our products; and
•
managing growth effectively.

Regulatory and legal factors

•
healthcare reform measures and changes in third-party coverage and reimbursement policies;
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

Risks Relating to our Business

The current macroeconomic conditions, including the effects of the COVID-19 pandemic and efforts to mitigate its impact have disrupted, and may continue to disrupt, our operations, including our ability to manufacture and supply products and perform research and development activities, and our customers’ usage of our products as demand declined in elective surgeries in response to the COVID-19 pandemic, all of which have had and may continue to have a material and adverse effect on our business, future revenues and financial condition. We are unable to predict the extent to which any future global pandemic or other public health emergencies or outbreaks and related macroeconomic impacts may continue to adversely impact our business operations, financial performance, results of operations, financial position and the achievement of our strategic objectives.

Our business, results of operation and financial performance were negatively impacted by the COVID-19 pandemic and related public health responses, such as travel restrictions in countries and regions in which we have operations or manufacturing partners. Due to these impacts and measures, we have experienced and may continue to experience significant and unpredictable interruptions in the supply of raw materials, components and sub-assemblies necessary to manufacture and assemble our products and reductions in the demand for our products as healthcare customers continue to divert medical resources and priorities towards the treatment of COVID-19. In addition, our customers may delay, cancel or redirect planned capital expenditures in order to focus resources on any future outbreak of disease, global pandemic or in response to macroeconomic disruption related to any future global pandemic. For example, during the fiscal year ended January 2, 2021, we experienced significant decline in treatment and procedure volume worldwide, as healthcare systems diverted resources to meet the increasing demands of managing COVID-19. In the near term COVID-19 pandemic may continue to negatively impact the use of our products and the number of ophthalmic treatments and procedures performed. If the volume of elective procedures continues to remain lower than normal, our results of operations and financial condition will continue to be adversely affected.

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

Our ability to sell our products and generate revenues depends upon our direct and independent sales forces within the United States, direct sales force in Germany and relationships with independent international distributors. Currently our direct and independent sales forces within the United States consist of approximately 22 employees and one independent representatives, respectively, and our direct sales force in Germany consists of one employee. Our international independent distributors are managed by a team of six people. We generally grant our distributors exclusive territories for the sale of our products in specified countries and regions. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are largely dependent on the efforts of these third parties. If any distributor breaches the terms of its distribution agreement with us or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory could be adversely affected.

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

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the third fiscal quarter of fiscal year 2023, our international sales were $6.7 million, or 52.2% of total revenues. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. All of our international revenues and costs for the third fiscal quarter of 2023 have been denominated in U.S. dollars except for sales transacted through our German subsidiary. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our U.S. dollar-denominated products more expensive and thus less competitive in foreign markets and may negatively affect our reported revenue in any particular reporting period. Our international operations and sales are subject to a number of risks and potential costs, including:

•
macroeconomic conditions, including the impact of any future global pandemic on the global economy and financial markets;
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

As discussed above, the MACs have published “Local Coverage Determination L39620 Micro-Invasive Glaucoma Surgery (MIGS)” in October and November 2023. Based on our initial analysis, this LCD imposes additional requirements for reimbursement, which will likely materially limit the types of patients for which WPS will reimburse cyclophotocoagulation procedures after the effective date. A number of physicians have expressed concerns regarding the potential restriction on their patients’ access to transscleral cyclophotocoagulation laser therapy (“TLT”) under this LCD. Although this LCD does not deny coverage, it is unclear how this LCD will be interpreted or applied by the MACs in practice, or how our customers will interpret or perceive this LCD when making purchasing decisions. As such, the full impact of this LCD on our glaucoma business in the United States is unclear. We and other stakeholders intend to challenge the scope of this LCD. Additionally, we plan to work with participating physicians to collect additional data to demonstrate the value of the MicroPulse technology to patients. We can provide no assurance that the level of coverage or reimbursement, market share and demand, and/or revenues for any of our products will be maintained. We will continue to assess and adjust our domestic glaucoma operations as appropriate in response to any changes in reimbursement policies that materially impact our ability to maintain and expand our glaucoma business in the United States. If we are unable to obtain or maintain adequate levels of third-party coverage and reimbursement for the procedures using our products, if third parties rescind or modify their coverage or impose greater restrictions reimbursement criteria, or if patients are left with significant out-of-pocket costs, it would have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to macroeconomic fluctuations in the U.S. and worldwide economy including inflationary pressures that may cause the cost of manufacturing our products or servicing our products to increase. Concerns about consumer and investor confidence, volatile corporate profits and reduced capital spending, uncertainty in the global banking and financial services market, international conflicts, terrorist and military activity, civil unrest and pandemic-related illness could reduce customer orders or cause customer order cancellations. For example, any future global pandemic or other public health emergencies may cause adverse impacts on global economic activity which could negatively impact our business. In addition, political and social turmoil related to international conflicts, such as that occurring in Russia-Ukraine and Israel-Hamas, and terrorist acts may put further pressure on economic conditions in the United States and abroad.

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

Our sales and operating results may vary significantly from quarter to quarter and from year to year in the future. Our operating results are affected by a number of factors, many of which are beyond our control. Factors contributing to these fluctuations include the following:

•
general macroeconomic conditions, including inflationary pressures and rising interest rates, uncertainty in the global banking and financial services market, potential federal government shutdown, global pandemics and responsive measures and the wars between Russia-Ukraine and Israel-Hamas;
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

We currently market visible and infrared medical laser systems and delivery devices to the ophthalmology market. We believe that continued and increased sales, if any, of these medical laser systems is dependent upon a number of factors including the following:

•
the impact of any future resurgence any future global pandemic or other public health emergencies on timing of ophthalmic treatment procedures;
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

Our success and ability to compete is dependent, in part, upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. As of September 30, 2023, our patent portfolio includes 62 active United States patents and 85 active international patents on the technologies related to our products and processes. In addition, as of September 30, 2023, we have 11 patent applications pending in the United States and 21 international patent applications pending. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Patents have a limited lifetime and once a patent expires competition may increase.

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

We rely on third parties to manufacture substantially all of the components used in our products, including optics, laser diodes and crystals. We have some long term or volume purchase agreements with our suppliers and currently purchase components and fully-assembled products on a purchase order basis. Some of our suppliers and manufacturers are sole or limited source suppliers. In addition, some of these suppliers are relatively small private companies whose operations may be disrupted or discontinued at any time. There are risks associated with the use of independent manufacturers, including the following:

•
the impact of macroeconomic conditions, including any future global pandemic and inflationary pressures on global supply chains and market stability;
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

For example, on February 23, 2018, we initiated a worldwide voluntary recall of a specific laser accessory called the TruFocus LIO Premiere® (“LIO”). The LIO is a head-mounted indirect ophthalmoscope that connects to our laser console and is used to view and perform laser treatment on a patient’s retina. This recall was prompted after we received reports of three adverse events from one physician in the United States, resulting in focal cataracts and iris burns occurring during procedures in which the TruFocus LIO Premiere was used. We identified several potential root causes for the adverse events, including use error. On March 22, 2019, we provided the FDA with a request for termination of Recall Number Z-1075-2018. On September 22, 2023, the FDA notified the Company that the FDA concluded that the recall has been completed, there has been proper disposition of the recalled product, and, therefore, FDA considers the recall terminated.

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

Subsequent legislation, guidance, regulations or audits that differ from our prior assumptions and interpretations, or other factors which were not anticipated at the time we estimated our tax provision could have a material adverse effect on our business, cash flow, results of operations or financial condition.

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

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including changes in foreign currency exchange rates, quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions, including deteriorating market conditions due to investor concerns regarding inflation and hostilities between Russia-Ukraine and Israel-Hamas. During the third quarter of fiscal year 2023, the trading price of our common stock fluctuated from a low of $1.33 per share to a high of $2.54 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Title

10.1	Second Amendment to Triple Net Lease by and between ZIC 1212 Terra Bella LLC and the Registrant, dated on August 29, 2022.

10.2	Third Amendment to Triple Net Lease by and between ZIC 1212 Terra Bella LLC and the Registrant, dated on September 21, 2023.

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.CAL	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

IRIDEX Corporation

Date: November 20, 2023	By:	/s/ DAVID I. BRUCE
		Name:	David I. Bruce
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 20, 2023	By:	/s/ FUAD AHMAD
		Name:	Fuad Ahmad
		Title:	Interim Chief Financial Officer (Principal Financial Officer)