Form 10-K
period 2023-12-30
IRIDEX CORP
filed 2024-03-29
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2023

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

The aggregate market value of the voting common equity held by non-affiliates of the Registrant was approximately $28,380,052 as of July 1, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price reported for such date on the Nasdaq Global Market. The registrant did not have any non-voting common equity outstanding. For purposes of this disclosure, shares of common stock held by each executive officer and director and by each holder of 5% or more of the outstanding shares of common stock have been excluded from this calculation, because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2024, Registrant had 16,252,813 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the Proxy Statement for the Registrant’s 2024 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange commission within 120 days after the end of the fiscal year to which this report relates.

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
•
macroeconomic conditions, including impact of global pandemics or other public health emergencies or outbreaks, foreign exchange fluctuation, inflation concerns, heightened interest rates and recessionary fears and uncertainty in the global banking and financial services market, on our business and results of operations;
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

PART I

Item 1. Business

Overview

IRIDEX Corporation (“Iridex”) is an ophthalmic medical technology company focused on the development and commercialization of breakthrough products and procedures used to treat sight-threatening eye conditions, including glaucoma and retinal diseases.

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

In 2023 and 2022, our products were sold in the United States and Germany predominantly through a direct sales force and internationally (aside from Germany, Italy, UK (Glaucoma), India, and other smaller markets) primarily through Topcon Corporation (“Topcon”) and other independent distributors. Total revenues in 2023 and 2022 were $51.9 million and $57.0 million, respectively. We generated net losses of $9.6 million and $7.5 million in 2023 and 2022, respectively.

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

Impact of Macroeconomic Conditions to our Business

Current macroeconomic conditions present challenges that can affect capital equipment purchasing demand and timing, including recessionary fears, inflation concerns, heightened interest rates as a result of government actions to combat inflation, and uncertainty in the global banking and financial services market, as well as other geopolitical developments, have impacted and may continue to impact business spending and the economy as a whole. As a result, we have seen customers extend their purchasing decisions. We have also experienced some demand softness due to pricing effects from the strength of the U.S. dollar that have impacted and may continue to impact our operations.

The macroeconomic conditions on our business and operations remains uncertain, and it is not possible for us to predict the duration and extent to which they will affect our business, future results of operations, and financial condition.

For more information on risks associated with the current macroeconomic conditions, see the section titled “Risk Factors” in Item 1A of Part I. For more information on the impact of macroeconomic conditions, on our business, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7 of Part II.

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

G-Probe®. The G-Probe is used in procedures to treat uncontrolled glaucoma, typically described as “refractory glaucoma.” The G-Probe delivers CW laser to the ciliary body and is believed to stop the production of aqueous humor, thus reducing IOP. The G-Probe’s non-invasive procedure takes approximately ten minutes and is performed on an anesthetized eye in the doctor’s office or operating rooms. The G-Probe is a sterile disposable product.

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

Sales and Marketing

Our sales and marketing strategies for 2023 focused on the United States and Germany, primarily through our direct sales team, while we worked with independent distributors for international sales (excluding Germany). We have 30 direct sales personnel in the United States, one in Germany, and seven team members dedicated to managing our distribution sales efforts globally. Sales operations are managed from our headquarters in Mountain View, California. In 2023, international sales accounted for 49.8% of our revenues, respectively. We anticipate that our international sales will remain a significant contributor to our revenue in the future. Our customers are located in Europe, Asia, the Pacific Rim, the Middle East, Africa, Canada and Latin America. We usually enter into exclusive distribution agreements with our international distributors that can be terminated by either party with a 90-day notice.

International sales may be affected by factors such as currency fluctuations, governmental controls, export technology restrictions, political instability, trade restrictions, tariff changes, tax treaties, and economic conditions in each country where we sell our products.

To support our sales activities, we utilize various marketing programs including our in-person business site visits, website, social media, email marketing, clinical education, trade shows, public relations, market research, key opinion leader collaborations, and advertising in trade and academic journals and newsletters. We also participate in annual trade shows worldwide, which allow us to showcase our products to existing and potential customers.

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

The medical devices we manufacture are subject to extensive regulation by numerous governmental authorities, including federal, state, and foreign governmental agencies. The principal regulators in the United States are the Food and Drug Administration (“FDA”) and the California Department of Public Health, Food and Drug Branch. In April 1998, we received certification for ISO 9001/EN 46001, which is an international quality system standard that documents compliance to the European Medical Device Directives. In 2004, we were certified to ISO 13485:2003, which replaced ISO 9001/EN46001 as the international standard for quality systems as applied to medical devices. In 2018, we were certified to ISO 13485:2016, which superseded the 2003 version of the standard. In 2008, we received FDA 510(k) clearance on our family of Iridex IQ laser systems. This clearance covers the Iridex IQ 532 Laser and IQ 577 Laser and their associated delivery devices to deliver laser energy in either CW or MicroPulse mode. In January 2015, we received FDA 510(k) clearance for Cyclo G6 Laser. In 2022 and 2023 we received FDA 510(k) clearance for the Iridex Pascal (532 nm and 577 nm models) laser system and the Iridex Laser (532 nm and 577 nm models). These laser systems are intended for a wide range of specific applications in the medical specialties of ophthalmology.

International regulatory bodies often establish varying product standards, packaging requirements, labeling requirements, tariff regulations, duties and tax requirements. As a result of our sales in Europe, we are required to have all products “CE” marked, an international symbol affixed to all our medical device products demonstrating compliance to the European Medical Device Directives and/or Medical Device Regulations and all applicable standards. In 1998, we received CE mark certification under Annex II guidelines, the most stringent path to CE certification. With Annex II CE mark certification, we have demonstrated our ability to both understand and comply with all applicable standards under the European Medical Device Directives. In May 2021, the Medical Device Directives were superseded by the Medical Device Regulations (“MDR”), with a transition period for our Class IIa and IIb products lasting in effect until May 2024, which allows Iridex to market these products during transition period. In February 2023, the European Parliament voted to extend the MDR transition deadline from 2024 to 2028 for our products. The Company will obtain certification of compliance to the Medical Device Regulations before the transition deadline. Currently, all of our products marketed within the EU are CE marked. Continued certification is based on successful review of quality management systems by our European Registrar (Notified Body) during its periodic audits. Any loss of certification could have a material adverse effect on our business, results of operations and financial condition. We rely on third parties to manufacture substantially all of the components used in our products, although we assemble critical subassemblies and the final product at our facility in Mountain View, California. Some of these suppliers and manufacturers are sole source. We have some long-term or volume purchase agreements with our suppliers but currently purchase most components on a purchase order basis. These components may not be available in the quantities required, on reasonable terms, or at all. Financial or other difficulties faced by our suppliers or significant changes in demand for these components or materials could limit their availability. Any failures by our third-party suppliers to adequately perform may delay the submission of products for regulatory approval, impair our ability to deliver products on a timely basis or otherwise impair our competitive position.

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

Our principal ophthalmic laser competitors are Alcon Inc., DORC, Bausch Health Companies Inc., Carl Zeiss Meditec AG, Lumenis Ltd., Nidek Co. Ltd., Lumibird, ARC Gmbh, Meridian, OD-OS GmBh and Norlase. We also compete with alternative glaucoma surgical device companies such as Alcon, Inc., Novartis AG, Allergan, Inc., Glaukos Corporation and New World Medical, Inc. Pharmaceuticals represent alternative treatments to our laser procedures. Some of our principal pharmaceutical competitors are Alcon, Inc., Allergan, Inc., Astellas Pharma Inc., Pfizer Inc., Regeneron Pharmaceuticals, Inc., and Roche Holding Ltd. (Genentech). Some of our competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. Some companies also have greater name recognition than us and long-standing customer relationships. In addition, other medical companies, academic and research institutions, or others, may develop new technologies or therapies, including medical devices, surgical procedures or pharmacological treatments and obtain regulatory approval for products utilizing such techniques that are more effective in treating the conditions targeted by us, or are less expensive than our current or future products. Our technologies and products could be rendered obsolete by such developments. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

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

We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. Our patent portfolio includes 66 active United States patents and 84 active international patents on the technologies related to our products and processes. In addition, we have 12 patent applications pending in the United States and 18 international patent applications pending. Our patent applications may not be approved.

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

Human Capital

Our employees are our human capital and they are our greatest strength and most valuable resource. As of December 30, 2023, we had a total of 111 full-time equivalent employees engaged in our ongoing operations, including 45 in operations (including manufacturing, quality, logistics and service), 38 in sales and marketing, 18 in R&D and 10 in finance and administration. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. As of December 30, 2023, we had 28 such persons serving in such roles.

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

Investors and others should note that we announce material financial information to our investors using SEC filings, press releases, our investor relations website, public conference calls and webcasts. We use these channels as well as social media to communicate with investors, customers and the public about our company, our products and other issues. It is possible that the information we post on social media channels could be deemed to be material information. We encourage investors, our customers, and others interested in Iridex to review the information we post on our Facebook page

(www.facebook.com/Iridex) and X feed (https://twitter.com/Iridex). Any information on, or that can be accessed through, our website and social media channels is not part of this report.

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
the loss of key personnel;
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
•
the concentration of ownership of our common stock; and
•
our ability to maintain an effective system of internal control over financial reporting

Factors That May Affect Future Results

In addition to the other information contained in this Annual Report Form 10-K, we have identified the following risks and uncertainties that may have a material adverse effect on our business, common stock price, financial condition or results of operations. You should carefully consider the risks described below before making an investment decision.

Risks Relating to our Business

The current macroeconomic conditions have disrupted, and may continue to disrupt our operations, including our ability to manufacture and supply products and perform research and development activities, and our customers’ usage of our products, all of which have had and may continue to have a material and adverse effect on our business, future revenues and financial condition. We are unable to predict the extent to which any future global pandemic or other public health emergencies or outbreaks and related macroeconomic impacts may adversely impact our business operations, financial performance, results of operations, financial position and the achievement of our strategic objectives.

Our business, results of operation and financial performance were negatively impacted by the COVID-19 pandemic and related public health responses, such as travel restrictions in countries and regions in which we have operations or manufacturing partners. Due to these impacts and measures, we have experienced and may continue to experience significant and unpredictable interruptions in the supply of raw materials, components and sub-assemblies necessary to manufacture and assemble our products and reductions in the demand for our products if healthcare customers divert medical resources and priorities towards the treatment of COVID-19 or any future outbreak of disease. In addition, our customers may delay, cancel or redirect planned capital expenditures in order to focus resources on any future outbreak of disease, global pandemic or in response to macroeconomic disruption related to any future global pandemic. For example, during the fiscal year ended January 2, 2021, we experienced significant decline in treatment and procedure volume worldwide, as healthcare systems diverted resources to meet the increasing demands of managing COVID-19. In the near term, a future outbreak of disease or global pandemic may negatively impact the use of our products and the number of ophthalmic treatments and procedures performed. If the volume of elective procedures declines, our results of operations and financial condition will be adversely affected.

The volatile macroeconomic environment has created economic uncertainty and volatility in the financial markets around the world, resulting in an economic downturn that has affected and may likely continue to affect demand for our products and impact our results of operations. As a result, this may lead to a period of regional, national, and global economic slowdown or regional, national, or global recessions that would curtail or delay spending by hospitals and affect demand for our products as well as increase the risk of customer defaults or delays in payments. Our customers may terminate or amend their agreements for the purchase, lease, or service of our products due to bankruptcy, lack of liquidity, lack of funding, operational failures, or other reason. The ultimate impact of the volatile macroeconomic conditions on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: the recommendations by medical authorities on whether hospitals should and may perform elective surgical procedures; hospitals’ abilities and willingness to devote resources to elective surgical procedures; governmental, business and individuals’ actions that have been and may continue to be taken in response to any future resurgence of the COVID-19 pandemic or other public health emergencies or outbreaks (including restrictions on travel and transport and workforce pressures); the impact of other public health emergencies or any future outbreak of disease and actions taken in response on global and regional economies, travel, and economic activity; the availability of federal, state, local or non-U.S. funding programs; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the current volatile macroeconomic conditions subside. Although the magnitude of the impact of the COVID-19 pandemic on our business operations remains a dynamic situation, we have experienced and may continue to experience in subsequent periods, disruptions to our business that may adversely impact our business, financial condition and results of operations.

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

Pursuant to the Distribution Agreement, we appointed Topcon as the exclusive distributor of our glaucoma and retina products, including PASCAL product, in certain countries outside of the United States. Topcon agreed to use commercially reasonable efforts to commercialize our products in each region throughout the territory, including achieving certain sales baselines by product category and region. If Topcon fails to achieve the baselines in a region, we will have the right to, subject to payment of a fee, terminate Topcon’s appointment in such region. The Distribution Agreement and Topcon’s appointment will, unless terminated earlier, continue on a country-by-country basis for a period of 10 years from the date exclusivity is granted. The Distribution Agreement includes customary termination rights and effects of termination, including a termination for convenience right in favor of Topcon and, subject to payment of a fee, a termination right in our favor upon a change of control of our company, as well as customary indemnification provisions.

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

Our ability to sell our products and generate revenues depends upon our direct and independent sales forces within the United States, direct sales force in Germany and relationships with independent international distributors. Currently our direct and independent sales forces within the United States consist of approximately 30 employees and one independent representatives, respectively, and our direct sales force in Germany consists of one employee. Our international independent distributors are managed by a team of seven people. We generally grant our distributors exclusive territories for the sale of our products in specified countries and regions. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are largely dependent on the efforts of these third parties. If any distributor breaches the terms of its distribution agreement with us or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory could be adversely affected.

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

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the fiscal year 2023, our international sales were $25.8 million, or 49.8% of total revenues. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. All of our international revenues and costs for the fiscal year 2023 have been denominated in U.S. dollars except for sales transacted through our German subsidiary. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our U.S. dollar-denominated products more expensive and thus less competitive in foreign markets and may negatively affect our reported revenue in any particular reporting period. Our international operations and sales are subject to a number of risks and potential costs, including:

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
•
foreign certification requirements, including continued ability to use the “CE” mark in Europe, and other local regulatory requirements, pending MDR approvals;
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

Our sales and operating results may vary significantly from quarter to quarter and from year to year in the future. Our operating results are affected by a number of factors, many of which are beyond our control. Factors contributing to these fluctuations include the following:

•
general macroeconomic conditions, including inflationary pressures and heightened interest rates, uncertainty in the global banking and financial services market, potential federal government shutdown, global pandemics and responsive measures and the wars between Russia-Ukraine and Israel-Hamas;
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

Competition in the market for laser systems and delivery devices used for ophthalmic treatment procedures is expected to increase. This market is also characterized by technological innovation and change. We compete by providing features and services that are valued by our customers such as: enhanced product performance and clinical outcomes, ease of use, durability, versatility, customer training services and rapid repair of equipment.

Our principal ophthalmic laser competitors are Alcon Inc., DORC, Bausch Health Companies Inc., Carl Zeiss Meditec AG, Lumenis Ltd., Nidek Co. Ltd., Lumibird, ARC Gmbh, Meridian, OD-OS GmBh and Norlase. We also compete with alternative glaucoma surgical device companies such as Alcon, Inc., Novartis AG, Allergan, Inc., Glaukos Corporation and New World Medical, Inc. Pharmaceuticals represent alternative treatments to our laser procedures. Some of our principal pharmaceutical competitors are Alcon, Inc., Allergan, Inc., Astellas Pharma Inc., Pfizer Inc., Regeneron Pharmaceuticals, Inc., and Roche Holding Ltd. (Genentech). Some of our competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. Some companies also have greater name recognition than us and long-standing customer relationships. In addition, other medical device companies, academic and research institutions, or others, may develop new technologies or therapies, including medical devices, surgical procedures or pharmacological treatments and obtain regulatory approval for products utilizing such techniques that are more effective in treating the conditions targeted by us, or are less expensive than our current or future products. Our technologies and products could be rendered obsolete by such developments. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to governmental oversight and associated civil and criminal enforcement relating to drug and medical device advertising, promotion, and marketing, and such enforcement is evolving and intensifying. In the United States, we are subject to potential enforcement from the FDA, the U.S. Federal Trade Commission, the Department of Justice, the CMS, other divisions of the Department of Health and Human Services and state and local governments. Other parties, including private plaintiffs, also are commonly initiating lawsuits against pharmaceutical and medical device companies, alleging off-label marketing and other violations. We may be subject to liability based on the actions of individual employees and contractors carrying out activities on our behalf, including sales representatives who may interact with healthcare professionals.

We rely on patents and proprietary rights to protect our intellectual property and business.

Our success and ability to compete is dependent, in part, upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. As of December 30, 2023, our patent portfolio includes 66 active United States patents and 84 active international patents on the technologies related to our products and processes. In addition, as of December 30, 2023, we have 12 patent applications pending in the United States and 18 international patent applications pending. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Patents have a limited lifetime and once a patent expires competition may increase.

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

We rely on information technology systems to keep financial records and corporate records, communicate with staff and external parties and operate other critical functions, including sales and manufacturing processes. Our information technology systems and those of our third-party service providers are potentially vulnerable to disruption, breakdown, damage, service interruption, system malfunction, power outage, natural disaster, malicious intrusion, ransomware, denial-of-service attacks, phishing attacks, social engineering, computer viruses, security breaches and other cyber-attacks. For example, companies have experienced an increase in phishing and spoofing attacks from third parties in connection with working remotely, either permanently or temporarily. If we were to experience a prolonged system disruption in our information technology systems, it could negatively impact the coordination of our sales, planning and manufacturing activities, which could adversely affect our business. In addition, to maximize our information technology efficiency, we have physically consolidated our primary corporate data and computer operations. This concentration, however, exposes us to a greater risk of disruption to our internal information technology systems. Although we maintain offsite back-ups of our data, if operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring function on an acceptable time frame.

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

The medical devices that we market and manufacture are subject to extensive regulation by the FDA and by foreign and state governments. Under the FD&C Act and the related regulations, the FDA regulates the design, development, clinical testing, manufacture, labeling, sale, distribution and promotion of medical devices. Before a new device can be introduced into the market, the product must be shown to meet regulatory requirements established by the FD&C Act and implemented by the FDA. Unless otherwise exempt, a device manufacturer must obtain marketing “clearance” through the 510(k) premarket notification process, or “approval” through the lengthier pre-market approval application (“PMA”) process or other processes such as the “de novo” process. Not all devices are eligible for the 510(k) clearance process. Depending upon the type, complexity and novelty of the device and the nature of the disease or disorder to be treated, the PMA process can take several years, require extensive clinical testing and result in significant expenditures. Even if regulatory clearance or approval is obtained, later discovery of previously unknown safety issues may result in restrictions on the product, including withdrawal of the product from the market. Other countries also have extensive regulations regarding clinical trials and testing prior to new product introductions. Our failure to obtain government approvals or any delays in receipt of such approvals would have a material adverse effect on our business, results of operations and financial condition.

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

Any growth in our sales and marketing organization may increase costs and create operational challenges without immediately offsetting benefits.

Any growth in our sales and marketing organization may place a strain on our management, operating and financial systems and our sales, marketing and administrative resources as well as increase operating costs. For example, if we are unable to efficiently or effectively provide adequate training for our sales force and marketing organization, we may not be able to immediately or fully utilize marketing resources, generate new sales and offset operational challenges such as the cost of recruiting and hiring sales and marketing personnel. If we cannot effectively manage our operations and our costs, our business may not be able to grow effectively or we may grow at a slower pace.

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

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including changes in foreign currency exchange rates, quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions, including deteriorating market conditions due to investor concerns regarding inflation and hostilities between Russia-Ukraine and Israel-Hamas. During the fourth quarter of fiscal year 2023, the trading price of our common stock fluctuated from a low of $1.90 per share to a high of $3.28 per share. During the fiscal year 2023, the trading price of our common stock fluctuated from a low of $1.33 per share to a high of $3.28 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein. Process documentation is maintained by third party software provider through our document control department.

We conduct periodic risk assessments to identify cybersecurity threats and cybersecurity incidents, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; we reasonably address any identified gaps in existing safeguards; and we regularly monitor the effectiveness of our safeguards. We devote our resources and designate high-level personnel, including our internal Senior IT manager who reports to our Chief Operational Officer, to manage the risk assessment and mitigation process.

As part of our overall risk management system and in collaboration with human resources, IT, and management, we monitor, test, and train our employees on our safeguards. We inform and train personnel across all levels of our cybersecurity policies.

We engage third parties in connection with our risk assessment processes. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards. We require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.

Governance

The audit committee of our Board of Directors (the “Audit Committee”) has oversight responsibility for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, cooperation with law enforcement, and related effects on financial and other risks, and it reports any findings and recommendations, as appropriate, to the full Board for consideration. Senior management regularly discusses cyber risks and trends and, should they arise, any material incidents with the Audit Committee.

Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity related risks, see Item 1A Risk Factors of this Annual Report on Form 10-K.

Item 2. Properties

We leased a 37,166 square feet facility in Mountain View, California pursuant to a Triple Net Lease dated April 26, 2017 that expired in February 2022. On April 30, 2021, the First Amendment to the Triple Net Lease (“First Amendment”) was executed, among other things, that reduced the portion of the premises leased by the Company to approximately 29,830 square feet and extended the lease term through August 31, 2024. On August 29, 2022 the Second Amendment to the Triple Net Lease (“Second Amendment”) was executed. On September 23, 2023, the Third Amendment to the Triple Net Lease (“Third Amendment”) was executed that extended the lease term through August 31, 2026.

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

As of February 29, 2024, there were approximately 33 holders of record (not in street name) of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of our stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

Item 6. [Reserved]

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

In 2023 and 2022, our products were sold in the United States and Germany predominantly through a direct sales force and internationally (aside from Germany) primarily through independent distributors. Total revenues in 2023 and 2022 were $51.9 million and $57.0 million, respectively. We generated net losses of $9.6 million and $7.5 million in 2023 and 2022, respectively.

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

Impact of Macroeconomic Conditions to our Business

Current macroeconomic conditions exhibit challenges that can affect capital equipment purchasing demand and timing, including recessionary fears, inflation concerns, heightened interest rates as a result of government actions to combat inflation, and uncertainty in the global banking and financial services market, as well as other geopolitical developments, have impacted and may continue to impact business spending and the economy as a whole. As a result, we have seen customers extend purchase decision cycles. We have also experienced some demand softness due to pricing effects from the strength of the U.S. Dollar that have impacted and may continue to impact our operations.

The macroeconomic conditions on our business and operations remains uncertain, and it is not possible for us to predict the duration and extent to which they will affect our business, future results of operations, and financial condition.

For more information on risks associated with the current macroeconomic conditions, see the sections titled “Risk Factors” in Item 1A of Part I.

Results of Operations - 2023 and 2022

Our fiscal year ends on the Saturday closest to December 31. Fiscal 2023 ended on December 30, 2023 and fiscal 2022 ended on December 31, 2022. Fiscal years 2023 and 2022 each included 52 weeks of operations.

The following table sets forth certain operating data as a percentage of revenues for the periods indicated.

	FY 2023	FY 2022
	December 30, 2023	December 31, 2022
Total revenues	100.0%	100.0%
Cost of revenues	58.0%	55.5%
Gross margin	42.0%	44.5%
Operating expenses:
Research and development	13.2%	12.6%
Sales and marketing	31.3%	31.9%
General and administrative	16.9%	13.3%
Total operating expenses	61.40%	57.8%
Loss from operations	(19.4%)	(13.3%)
Other income, net	1.0%	0.1%
Loss from operations before provision for income taxes	(18.4%)	(13.2%)
Provision for income taxes	0.2%	0.1%
Net loss	(18.6%)	(13.3%)

Comparison of 2023 and 2022

Revenues

(in thousands)	FY 2023	FY 2022	Change in $	Change in %
Cyclo G6	$13,461	$14,694	$(1,233)	(8.4%)
Retina	29,445	31,657	(2,212)	(7.0%)
Other	8,963	10,621	(1,658)	(15.6%)
Total revenues	$51,869	$56,972	$(5,103)	(9.0%)

Our total revenues decreased by $5.1 million or 9.0% from $57.0 million in 2022 to $51.9 million in 2023. The decrease was driven by an overall softer demand in our retina product line, and lower royalties due to the expiration of licensed patents.

While we believe that demand for our products remains strong, however the overall capital expenditure landscape within hospitals, surgical centers and physician offices may continue to be negatively impacted by persistent macroeconomic concerns.

Gross Profit

Gross profit decreased by $3.6 million or 14.0% from $25.4 million in 2022 to $21.8 million in 2023. Gross margin increased by 2.5% from 44.5% in 2022 to 42.0% in 2023. The decrease in gross margin was the result of lower overhead absorption in the current period and a more favorable product mix in the prior year.

Gross margins may fluctuate due to changes in the relative proportion of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and other factors.

Research and Development

R&D expenses decreased by $0.3 million or 4.8% from $7.2 million in 2022 to $6.8 million in 2023. Spending on investment in PASCAL product line and on new and expanded product portfolio decreased as we completed these projects.

Sales and Marketing

Sales and marketing expenses decreased by $1.9 million or 10.7%, from $18.2 million in 2022 to $16.2 million in 2023. The decrease was related to lower marketing and advertising costs as we recently completed the release of a new system product in the fourth quarter of fiscal 2022.

General and Administrative

General and administrative expenses increased by $1.2 million or 15.8% from $7.6 million in 2022 to $8.7 million in 2023. The increase was attributable to increases in higher personnel and other related expenses, including separation costs incurred in the second fiscal quarter of fiscal year 2023 and legal expenses for general corporate matters.

Other Income, Net

Other income, net amounted to $0.5 million in 2023 and $60 thousand in 2022. Other income, net, consisted primarily of interest income or expense and foreign currency gain or loss.

Income Taxes

We recorded a provision for income taxes of $90 thousand for the year ended December 30, 2023 compared to $65 thousand for the year ended December 31, 2022. The effective tax rate for the year ended December 30, 2023 was negative 0.8% compared to an effective tax rate of negative 0.9% for the year ended December 31, 2022. Our effective tax rate increase is due mainly to the change in valuation allowance. The income tax valuation allowance was $25.4 million at the end of 2023 compared to $23.1 million at the end of 2022.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

Comparison of 2023 and 2022

As of December 30, 2023, we had cash and cash equivalents of $7.0 million and working capital of $14.5 million compared to cash and cash equivalents of $13.9 million and working capital of $23.3 million as of December 31, 2022.

Net cash used in operating activities was $6.7 million in 2023 compared to net cash used in operating activities of $9.5 million in 2022. The decrease in net cash used in operating activities, expressed in direct cash flow terms, was primarily due to cash provided by inventory, receivable from related party, prepaids, and other long-term assets, offset by increases in cash used in accounts payable and deferred revenue. During 2022, the company added approximately $3.5 million to inventory and prepaid materials to mitigate supply chain constraints, which were resolved in 2023.

During 2023, net cash used in investing activities was $109 thousand for capital expenditures. During 2022, net cash used in investing activities was $0.3 million for capital expenditures.

During 2023, net cash used in financing activities was $5 thousand, primarily from payroll taxes related to net share settlement of equity awards partially offset by the net proceeds arising from the proceeds from stock option exercises. During

2022, net cash used in financing activities was $0.1 million, primarily from payroll taxes related to net share settlement of equity awards partially offset by the net proceeds arising from the proceeds from stock option exercises.

We have historically funded our operations primarily through sales of our products to customers, and through common stock and borrowing arrangements. As of December 30, 2023, our principal sources of liquidity consisted of cash and cash equivalents of $7.0 million. We have incurred net losses over the last several years, and as of December 30, 2023, have an accumulated deficit of approximately $79.0 million. We expect to continue to incur operating losses and negative cash flows from operations.

We had a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank providing for up to $8.0 million secured revolving loan facility which expired on December 1, 2023. We are currently in the process of negotiating the renewal and new terms for the Loan Agreement.

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

Critical Accounting Policies

Revenue Recognition

Our revenues arise from the sale of laser consoles, delivery devices, consumables, service, and support activities. We also derive revenue from royalties from third parties which are typically based on licensees’ net sales of products that utilize our technology. Our revenue is recognized in accordance with ASC 606, “Revenue from Contracts with Customers.” We recognize revenue using the five-step model: (1) identifying the contract with the customer, (2) identifying the performance obligations in the contract, (3) determining expected transaction price, (4) allocating the transaction price to the distinct performance obligations in the contract, and (5) recognizing revenue when (or as) the performance obligations are satisfied.

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

(5)
Exclusive Distribution Rights: In March 2021, we entered into a distribution agreement with Topcon, pursuant to which we granted Topcon exclusive right to distribute our retina and glaucoma products in certain geographies outside the United States. The exclusivity arrangement with Topcon obligates us to provide training, customer support and exclusive territorial rights to Topcon for certain international regions, for a period of 10 years, commencing upon regulatory approval to transfer existing (non-exclusive) distribution rights from the current distributors in those regions to Topcon. We have the right to terminate the exclusive distribution rights granted to Topcon for any of the regions at any point in time during the 10-year exclusivity term for a termination fee that is based on a multiple of 1.2 times the revenue generated by us in 2019 for the respective region. We determined that the exclusivity rights, training and customer support represents a single combined performance obligation for each region, to be recognized as exclusivity fee revenue on a straight-line basis over the 10-year period for each region, commencing on the date that regulatory approval is obtained for each region, based on the Standalone Selling Price (“SSP”) for such combined performance obligation for each region. The estimated fair value of the exclusive distribution rights for all regions combined totaled approximately $14.8 million. Of this amount, we fully constrained and returned to Topcon the arrangement fee allocated to Belarus (approximately $0.2 million recorded as customer deposit under Other current liabilities) because obtaining the necessary regulatory approvals and termination of existing distributor relationship was not feasible. During fiscal years ended 2023 and 2022, $1.5 million and $1.3 million in revenue related to the exclusive distribution rights was recorded, respectively.

Costs of Obtaining Revenue Contracts

We recognized assets from certain costs incurred to obtain revenue contracts. These costs relate to sales commissions arising from the sale of our products. The costs are considered incremental and recoverable of obtaining revenue contracts with customers. These deferred costs are amortized on a straight-line basis over the estimated period of benefit, which typically ranges from 2 to 3 years. As of December 30, 2023 and December 31, 2022, we recognized deferred costs incurred to obtain revenue contracts with customers, net of accumulated amortization, of $0.2 million and $0.2 million, respectively, and included these amounts in Prepaid expenses and other current assets and Other long-term assets in our consolidated balance sheets. Amortization expense was $105 thousand and $36 thousand, respectively, for the fiscal years ended December 30, 2023 and December 31, 2022. There were no impairment expenses for both the fiscal years ended December 30, 2023 and December 31, 2022, respectively.

Sales commissions that do not represent incremental and recoverable costs of obtaining a contract are expensed as incurred. As a practical expedient, we will not recognize such sales commission as a contract asset but rather recognize as expense when incurred if the amortization period of the asset that we would have otherwise recognized is one year or less.

Contract Fulfillment Costs

We recognized an asset from the costs incurred to fulfill a contract. These costs relate directly and must be incurred to satisfy performance obligations on certain specific contract with a customer. These costs are expected to be recovered over time and are amortized on a systematic basis that is consistent with the recognition of revenue to which it relates. As of December 30, 2023 and December 31, 2022, we recognized deferred costs incurred to fulfill a contract with a customer, net of accumulated amortization, of $0.7 million and $0.8 million, respectively, and included these amounts in Prepaid expenses and other current assets and Other long-term assets in the Company’s consolidated balance sheets. Amortization expense was $83 thousand and $62 thousand, respectively, for the fiscal years ended December 30, 2023 and December 31, 2022. There were no impairment expenses for both the fiscal years ended December 30, 2023 and December 31, 2022, respectively.

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

Provision for Credit Loss and Sales Returns

We estimate future sales returns related to current period product revenue. We analyze historical returns, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowance. Significant management judgment and estimates must be made and used in connection with establishing the sales returns allowance in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. Our provision for sales returns is recorded net of the associated costs.

Similarly, management must make estimates regarding the collectibility of accounts receivable. We are exposed to credit risk in the event of non-payment by customers to the extent of amounts recorded on the consolidated balance sheets. As sales increase the level of accounts receivable would likely also increase. In addition, in the event that customers were to delay their payments to us, the levels of accounts receivable would likely also increase. We maintain provision for credit losses for estimated losses resulting from the inability of our customers to make required payments. The provision for credit losses is based on past payment history with the customer, analysis of the customer’s current financial condition, the aging of the accounts receivable balance, customer concentration and other known factors.

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

Income Taxes

We account for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We annually evaluate the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. As of December 30, 2023, based on our recent history of losses and its forecasted losses, management believes on the more likely than not basis that a full valuation allowance is required. Accordingly, as of December 30, 2023, we provided a full valuation allowance on our federal and state deferred tax assets.

Accounting for Uncertainty in Income Taxes

We account for uncertain tax positions in accordance with ASC 740. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a "more-likely-than-not" threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There was no accrued interest and penalties during the year ended December 30, 2023.

Accounting for Stock-Based Compensation

We account for stock-based compensation granted to employees and directors, including employees’ stock option awards and restricted stock units at grant date, based on the fair value of the award. Stock-based compensation is recognized as expense on a ratable basis over the requisite service period of the award.

We value options using the Black-Scholes option pricing model. Time-based restricted stock units are valued at the grant date fair value of the underlying common shares. Performance-based restricted stock units without market conditions are valued at grant date fair value of the underlying common shares. Performance-based restricted stock units granted with market conditions and performance-based stock options with market conditions are valued using the Monte Carlo simulation model. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. The Monte Carlo simulation model incorporates assumptions for the holding period, risk-free interest rate, stock price volatility and dividend yield.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use (“ROU”) assets, net and Operating lease liabilities in our consolidated balance sheets. As of December 30, 2023, we were not a party to finance lease arrangements.

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

Recent Accounting Standards Not Yet Adopted

In November 2023, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 8. Financial Statements and Supplementary Data.

Our consolidated balance sheets as of December 30, 2023 and December 31, 2022 and the consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of our fiscal years 2023 and 2022 together with the related notes and the report of our independent registered public accounting firm, are on the following pages. Additional required financial information is described in Item 15.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of IRIDEX Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IRIDEX Corporation (a Delaware corporation) and its subsidiaries (the “Company”) as of December 30, 2023 and December 31, 2022, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Inventory Valuation - Adjustments for Excess or Obsolete Inventories

As described in Notes 2 and 5 to the consolidated financial statements, the Company has inventories with a carrying value of $9.9 million as of December 30, 2023. The Company’s inventories are stated at the lower of cost or net realizable value. Cost is determined on a standard cost basis which approximates actual cost on a first-in, first-out (“FIFO”) method. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration, and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory and are charged to cost of revenues. The Company’s inventories include demonstration units (“demos”) to facilitate the sale of products to prospective customers and loaners for existing customers to use while their product is under repair.

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

San Jose, California

March 29, 2024

Iridex Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	FY 2023	FY 2022
	December 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$7,034	$13,922
Accounts receivable, net	6,727	6,229
Receivable from related party	2,927	3,539
Inventories	9,906	10,608
Prepaid expenses and other current assets	856	1,468
Total current assets	27,450	35,766
Property and equipment, net	351	462
Intangible assets, net	1,642	1,977
Goodwill	965	965
Operating lease right-of-use assets, net	2,632	1,665
Other long-term assets	1,396	1,455
Total assets	$34,436	$42,290
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,499	$3,858
Payable to related party	228	15
Accrued compensation	1,619	2,448
Accrued expenses	1,996	1,548
Other current liabilities	925	968
Accrued warranty	308	168
Deferred revenue	2,404	2,411
Operating lease liabilities	995	1,037
Total current liabilities	12,974	12,453
Long-term liabilities:
Accrued warranty	138	106
Deferred revenue	10,025	11,742
Operating lease liabilities	1,751	732
Other long-term liabilities	26	26
Total liabilities	24,914	25,059
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding 16,252,813 and 15,989,662 shares as of December 30, 2023 and December 31, 2022, respectively	172	169
Additional paid-in capital	88,444	86,802
Accumulated other comprehensive loss	(52)	(24)
Accumulated deficit	(79,042)	(69,716)
Total stockholders’ equity	9,522	17,231
Total liabilities and stockholders’ equity	$34,436	$42,290

The accompanying notes are an integral part of these consolidated financial statements.

Iridex Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	FY 2023	FY 2022
	Year Ended	Year Ended
	December 30, 2023	December 31, 2022
Total revenues	$51,869	$56,972
Cost of revenues	30,062	31,604
Gross profit	21,807	25,368
Operating expenses:
Research and development	6,829	7,175
Sales and marketing	16,237	18,178
General and administrative	8,748	7,557
Total operating expenses	31,814	32,910
Loss from operations	(10,007)	(7,542)
Other income, net	527	60
Loss from operations before provision for income taxes	(9,480)	(7,482)
Provision for income taxes	90	65
Net loss	$(9,570)	$(7,547)
Net loss per share:
Basic	$(0.59)	$(0.47)
Diluted	$(0.59)	$(0.47)
Weighted average shares used in computing net loss per common share:
Basic	16,128	15,938
Diluted	16,128	15,938

The accompanying notes are an integral part of these consolidated financial statements.

Iridex Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	FY 2023	FY 2022
	Year Ended	Year Ended
	December 30, 2023	December 31, 2022
Net loss	$(9,570)	$(7,547)
Change in foreign currency translation adjustments, net of taxes	(28)	(69)
Comprehensive loss	$(9,598)	$(7,616)

The accompanying notes are an integral part of these consolidated financial statements.

Iridex Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total Stockholders' Equity
Balances, January 1, 2022	15,876,171	$168	$85,255	$45	$(62,169)	$23,299
Issuance of common stock under stock option plan	9,692	—	21	—	—	21
Stock-based compensation	—	—	1,621	—	—	1,621
Release of restricted stock, net of taxes paid	103,799	1	(95)	—	—	(94)
Other comprehensive loss	—	—	—	(69)	—	(69)
Net loss	—	—	—	—	(7,547)	(7,547)
Balances, December 31, 2022	15,989,662	169	86,802	(24)	(69,716)	17,231
Adoption of ASU 2016-13	—	—	—	—	244	244
Issuance of common stock under stock option plan	37,839	—	82	—	—	82
Stock-based compensation	—	—	1,650	—	—	1,650
Release of restricted stock, net of taxes paid	225,312	3	(90)	—	—	(87)
Other comprehensive loss	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	(9,570)	(9,570)
Balances, December 30, 2023	16,252,813	$172	$88,444	$(52)	$(79,042)	$9,522

The accompanying notes are an integral part of these consolidated financial statements.

Iridex Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	FY 2023	FY 2022
	Year Ended	Year Ended
	December 30, 2023	December 31, 2022
Operating activities:
Net loss	$(9,570)	$(7,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,098	485
Amortization of operating lease right-of-use assets	934	899
Stock-based compensation	1,650	1,621
Provision for credit losses	—	187
Changes in operating assets and liabilities:
Accounts receivable	(254)	196
Receivable from related party	612	(433)
Inventories	644	(3,019)
Prepaid expenses and other current assets	612	(397)
Other long-term assets	(427)	(1,185)
Accounts payable	641	1,086
Payable to related party	213	(612)
Accrued compensation	(829)	(744)
Accrued expenses	448	(25)
Accrued warranty	172	116
Deferred revenue	(1,723)	868
Operating lease liabilities	(924)	(886)
Other liabilities	(42)	(129)
Net cash used in operating activities	(6,745)	(9,519)
Investing activities:
Acquisition of property and equipment	(109)	(286)
Net cash used in investing activities	(109)	(286)
Financing activities:
Proceeds for stock option exercises	82	21
Taxes paid related to net share settlements of equity awards	(87)	(94)
Net cash used in financing activities	(5)	(73)
Effect of foreign exchange rate changes	(29)	(52)
Net decrease in cash and cash equivalents	(6,888)	(9,930)
Cash and cash equivalents, beginning of year	13,922	23,852
Cash and cash equivalents, end of year	$7,034	$13,922
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$53	$73
Supplemental disclosure of non-cash activities:
Transfer of inventory to property and equipment	$(9)	$5
ROU assets obtained with the modification of operating lease	$1,901	$—

The accompanying notes are an integral part of these consolidated financial statements.

Iridex Corporation

Notes to Consolidated Financial Statements

1. Organization

Description of Business.

IRIDEX Corporation (“Iridex,” the “Company,” “we,” “us” or “our”) is a leading worldwide provider of therapeutic based laser systems, delivery devices and consumable instrumentation used to treat sight-threatening eye diseases in ophthalmology. The Company's ophthalmology products are sold in the United States and Germany predominantly through a direct sales force and internationally (aside from Germany) primarily through independent distributors.

2. Summary of Significant Accounting Policies

Financial Statement Presentation

The consolidated financial statements include the accounts of Iridex and the Company's wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. We have reclassified certain prior period amounts to conform to current period presentation.

The Company's fiscal year ends on the Saturday closest to December 31. Fiscal 2023 ended on December 30, 2023 (“FY 2023”) and Fiscal 2022 ended on December 31, 2022 (“FY 2022”). Fiscal years 2023 and 2022 each included 52 weeks of operations.

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

Accounts Receivable and Provision for Credit Losses

The Company has trade receivables with various individual customers such as private businesses, hospitals, universities, government and non-profit entities, and distributors. The Company has determined that geography is the similar risk characteristic to pool our trade receivables balances, and accordingly, groups such balances into either the domestic pool or the international pool. The domestic pool is primarily comprised of individual customers, and the international pool is primarily comprised of distributors. The total receivables as of January 1, 2023 and January 2, 2022 were $9.8 million and $9.7 million, respectfully.

The provision for credit losses represents an estimate of the lifetime expected credit losses inherent in trade receivables as of the consolidated balance sheet date. We assess the adequacy of the provision for credit losses on a quarterly basis based on historical information and current economic conditions and forecasts. Subsequent changes in the provision for credit losses are recorded in current earnings and reversal of previous losses are permitted under the current guidance.

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

The following table presents the activity in the provision for credit losses for accounts receivable by pool type for the year ended December 30, 2023 (in thousands):

	Domestic	International	Total
Balance, beginning of period	$(235)	$(155)	$(390)
Impact of adoption of ASU 2016-13	141	103	244
Balance, end of period	$(94)	$(52)	$(146)

Sales Returns Allowance

When determining the transaction price, we estimate the variable consideration as the most likely amount to which we expect to be entitled, and we include the estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue will not occur when the uncertainty associated with the variable consideration is resolved. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. Our provision for sales returns is recorded net of the associated costs. There was no provision for sales returns as of December 30, 2023 and December 31, 2022.

Inventories

Inventories are stated at the lower of cost or net realizable value and include on-hand inventory physically held at our facility, sales demo inventory and service loaner inventory. Cost is determined on a standard cost basis which approximates actual cost on a FIFO method. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory and are charged to cost of revenues. Once the cost of the inventory is reduced, a new lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Factors influencing these adjustments include changes in demand, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. Revisions to these adjustments would be required if these factors differ from our estimates.

As part of our normal business, we generally utilize various finished goods inventory as either sales demos to facilitate the sale of our products to prospective customers, or as loaners that we allow our existing customers to use while we repair their products. We are amortizing these demos and loaners over an estimated useful life of four years. The amortization of the demos is charged to sales and marketing expense while the amortization on the loaners is charged to cost of revenues. The gross value of demos and loaners was $2.3 million and $1.9 million and the accumulated amortization was $1.9 million and $1.7 million as of December 30, 2023 and December 31, 2022, respectively. The net book value of demos and loaners is charged to cost of revenues if and when such demos or loaners are sold.

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

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use (“ROU”) assets, net and Operating lease liabilities in our consolidated balance sheets. As of December 30, 2023, the Company was not a party to finance lease arrangements.

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

Valuation of Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an annual impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test during the second quarter of fiscal 2023 and determined that its goodwill was not impaired. As of December 30, 2023, we had not identified any factors that indicated there was an impairment of our goodwill and determined that no additional impairment analysis was then required.

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

(5)
Exclusive Distribution Rights: On March 2, 2021, the Company and Topcon Corporation (“Topcon”) entered into a distribution agreement (“Distribution Agreement”), pursuant to which the Company granted Topcon the exclusive right to distribute the Company’s retina and glaucoma products in certain geographies outside the United States. The exclusivity arrangement with Topcon obligates the Company to provide training, customer support, and exclusive territorial rights to Topcon for certain international regions, for a period of 10 years, commencing upon regulatory approval to transfer existing (non-exclusive) distribution rights from the current distributors in those regions to Topcon. The Company has the right to terminate the exclusive distribution rights granted to Topcon for any of the regions at any point in time during the 10-year exclusivity term for a termination fee that is based on a multiple of 1.2 times the revenue generated by the Company in 2019 for the respective region. Management has determined that the exclusivity rights, training, and customer support represents a single combined performance obligation for each region, to be recognized as exclusivity fee revenue on a straight-line basis over the 10-year period for each region, commencing on the date that regulatory approval is obtained for each region, based on the standalone selling price for such combined performance obligation for each region. The estimated fair value of the exclusive distribution rights for all regions combined totaled approximately $14.8 million. Of this amount, management has fully-constrained and returned to Topcon the arrangement fee allocated to Belarus (approximately $0.2 million) because obtaining the necessary regulatory approvals and termination of existing distributor relationship was not feasible. During fiscal years ended 2023 and 2022, $1.5 million and $1.3 million in revenue related to the exclusive distribution rights was recorded, respectively.

Costs of Obtaining Revenue Contracts

The Company recognized assets from certain costs incurred to obtain revenue contracts. These costs relate to sales commissions arising from the sale of our products. The costs are considered incremental and recoverable of obtaining revenue contracts with customers. These deferred costs are amortized on a straight-line basis over the estimated period of benefit, which typically ranges from 2 to 3 years. As of December 30, 2023 and December 31, 2022, we recognized deferred costs incurred to obtain revenue contracts with customers, net of accumulated amortization, of $0.2 million and $0.2 million, respectively, and included these amounts in Prepaid expenses and other current assets and Other long-term assets in the Company’s consolidated balance sheets. Amortization expense was $105 thousand and $36 thousand, respectively, for the fiscal years ended December 30, 2023 and December 31, 2022. There were no impairment expenses for both the fiscal years ended December 30, 2023 and December 31, 2022, respectively.

Sales commissions that do not represent incremental and recoverable costs of obtaining a contract are expensed as incurred. As a practical expedient, the Company will not recognize such sales commission as a contract asset but rather recognize as expense when incurred if the amortization period of the asset that the Company would have otherwise recognized is one year or less.

Contract Fulfillment Costs

The Company recognized an asset from the costs incurred to fulfill a contract. These costs relate directly and must be incurred to satisfy performance obligations on certain specific contract with a customer. These costs are expected to be recovered over time and are amortized on a systematic basis that is consistent with the recognition of revenue to which it relates. As of December 30, 2023 and December 31, 2022, we recognized deferred costs incurred to fulfill a contract with a customer, net of accumulated amortization, of $0.7 million and $0.8 million, respectively, and included these amounts in Prepaid expenses and other current assets and Other long-term assets in the Company’s consolidated balance sheets. Amortization expense was $83 thousand and $62 thousand, respectively, for the fiscal years ended December 30, 2023 and December 31, 2022. There were no impairment expenses for both the fiscal years ended December 30, 2023 and December 31, 2022, respectively.

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

A reconciliation of the changes in our deferred revenue balances for the years ended December 30, 2023 and December 31, 2022 are as follows (in thousands):

Balance as of January 1, 2022	$13,285
Additions to deferral	4,051
Revenue recognized	(3,183)
Balance as of December 31, 2022	14,153
Additions to deferral	1,417
Revenue recognized	(3,141)
Balance as of December 30, 2023	$12,429

During each of the twelve months ended December 30, 2023 and December 31, 2022, approximately $2.5 million and $2.3 million were recognized pertaining to amounts deferred as of December 31, 2022 and as of January 1, 2022, respectively.

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

A reconciliation of the changes in our warranty liability for the years ended December 30, 2023 and December 31, 2022 are as follows (in thousands):

Balance as of January 1, 2022	$158
Accruals for product warranties	132
Cost of warranty claims	(232)
Adjustment to pre-existing warranties	216
Balance as of December 31, 2022	274
Accruals for product warranties	146
Cost of warranty claims	(410)
Adjustment to pre-existing warranties	436
Balance as of December 30, 2023	$446

Shipping and Handling Costs

The Company's shipping and handling costs billed to customers are included in revenues and the associated expense is recorded in cost of revenues for all periods presented. Shipping and handling costs billed to customers amounted to $0.2 million and $0.3 million during fiscal years 2023 and 2022, respectively.

Research and Development

Research and development expenditures are charged to operations as incurred.

Advertising

Advertising and promotion costs are expensed as they are incurred; such costs were approximately $0.2 million in 2023 and $0.4 million in 2022 and are included in sales and marketing expenses in the accompanying consolidated statements of operations.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We annually evaluate the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. As of December 30, 2023, based on the Company's recent history of losses and its forecasted losses, management believes on the more likely than not basis that a full valuation allowance is required. Accordingly, as of December 30, 2023, the Company provided a full valuation allowance on its federal and states deferred tax assets.

Accounting for Uncertainty in Income Taxes

The Company accounts for uncertain tax positions in accordance with ASC 740. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a "more-likely-than-not" threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accrued interest and penalties during the years ended December 30, 2023 and December 31, 2022.

Accounting for Stock-Based Compensation

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

The Company values options using the Black-Scholes option pricing model. Time-based restricted stock units are valued at the grant date fair value of the underlying common shares. Performance-based restricted stock units without market conditions are valued at grant date fair value of the underlying common shares. Performance-based restricted stock units granted with market conditions and performance-based stock options with market conditions are valued using the Monte Carlo simulation model. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term and the price volatility of the underlying stock. The Monte Carlo simulation model incorporates assumptions for the holding period, risk-free interest rate, stock price volatility and dividend yield.

Concentration of Credit Risk and Other Risks and Uncertainties

The Company's cash and cash equivalents are deposited in demand and money market accounts. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and therefore, bear minimal risk.

The Company markets its products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of our customers and maintains an allowance for potential credit losses. Historically, we have not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the year ended December 30, 2023, one customer, Topcon, accounted for greater than 10% of total revenues, representing 30%. For the year ended December 31, 2022, one customer, Topcon, accounted for greater than 10% of total revenues, representing 28%. For the year ended December 30, 2023, one customer, Topcon, accounted for over 10% of our receivables, representing 30%. As of December 31, 2022, one customer, Topcon, accounted for over 10% of our receivables, representing 37%.

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

Implementation Costs Incurred in a Cloud Computing Service Arrangement

The Company has implemented a new enterprise resource planning (“ERP”) system. The new ERP system operates in a cloud-based environment. The Company concluded that this cloud computing arrangement does not include a license, and therefore, will account for this arrangement as one that is a service contract. The Company capitalized $1.1 million in implementation costs and began utilizing the ERP system near the end of the third quarter of 2023 and is recognizing amortization of the capitalized implementation costs over five years on a straight-line basis. For the year ended December 30, 2023, approximately $0.2 million of amortization expenses were recognized. There were no amortization expenses for the year ended December 31, 2022.

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

In December 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” as part of its initiative to reduce complexity in the accounting standards. The standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company had adopted the pronouncement in the current year and has an immaterial impact to the financial statements.

Recent Accounting Standards Not Yet Adopted

In November 2023, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company's annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

3. Related Party - Topcon

As of December 30, 2023, Topcon holds a 10.1% voting interest in the Company, which qualifies it to be a principal owner considered a related party, even though it currently does not have significant influence over the Company’s operations.

Topcon resells certain of our products as our exclusive distributor in certain international regions. At the same time, the Company also purchases certain raw materials from Topcon. During fiscal year 2023, the Company’s revenues related to Topcon amounted to approximately $14.3 million, including $1.5 million recognized exclusive distribution rights revenue. During fiscal year 2022, the Company’s revenues related to Topcon amounted to approximately $15.9 million, including $1.3 million recognized exclusive distribution rights revenue. The Company’s purchases from Topcon during fiscal year 2023 and 2022 amounted to $0.3 million and $1.0 million, respectively. As of December 30, 2023, the amounts receivable from and payable to Topcon were $2.9 million and $0.2 million, respectively. As of December 31 2022, the amounts receivable from and payable to Topcon were $3.5 million and $15 thousand, respectively.

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

The carrying amounts of our financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of December 30, 2023 and December 31, 2022, approximate fair value because of the short maturity of these instruments.

As of December 30, 2023 and December 31, 2022, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

	As of December 30, 2023				As of December 31, 2022
	Fair Value Measurements				Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$43	$—	$—	$43	$12,496	$—	$—	$12,496

The Company’s Level 1 financial assets are money market funds whose fair values are based on quoted market prices. The Company does not have any Level 2 and Level 3 financial assets or liabilities.

5. Inventories

The components of our inventories are as follows (in thousands):

	FY 2023	FY 2022
	December 30, 2023	December 31, 2022
Raw materials	$5,288	$5,820
Work in process	156	320
Finished goods	4,462	4,468
Total inventories	$9,906	$10,608

6. Property and Equipment

The components of our property and equipment are as follows (in thousands):

	FY 2023	FY 2022
	December 30, 2023	December 31, 2022
Equipment	$11,597	$11,527
Leasehold improvements	2,494	2,494
Less: accumulated depreciation and amortization	(13,740)	(13,559)
Property and equipment, net	$351	$462

Depreciation expense related to property and equipment was $277 thousand and $257 thousand for the fiscal years 2023 and 2022, respectively.

7. Goodwill

The carrying value of goodwill was $965 thousand as of both December 30, 2023 and December 31, 2022.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an annual impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceed the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test during the second quarter of fiscal year 2023 and determined that its goodwill was not impaired. The determination of whether any potential impairment of goodwill exists is based upon an impairment test performed in accordance with ASC 350. There was no impairment of goodwill recognized during fiscal years 2023 and 2022.

8. Intangible Assets

The components of our purchased intangible assets as of December 30, 2023 are as follows (in thousands):

	Useful Lives	FY 2023 Annual Amortization	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Lives Remaining
Customer relations	15 Years	$30	$340	$260	$80	3.43 Years
Developed technology	7 Years	270	1,899	543	1,356	5.13 Years
Trade names	9 Years	33	300	94	206	6.17 Years
Patents	Varies	—	600	600	—	Varies
		$333	$3,139	$1,497	$1,642

The components of our purchased intangible assets as of December 31, 2022 are as follows (in thousands):

	Useful Lives	FY 2022 Annual Amortization	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Lives Remaining
Customer relations	15 Years	$30	$340	$230	$110	4.21 Years
Developed technology	7 Years	165	1,900	272	1,628	6.10 Years
Trade names	9 Years	33	300	61	239	7.17 Years
Patents	Varies	—	600	600	—	Varies
		$228	$3,140	$1,163	$1,977

Aggregate amortization expense for fiscal years 2023 and 2022 were $333 thousand and $228 thousand, respectively. The amortization of developed technology was charged to research and development expense and the amortization of customer relations and trade names was charged to sales and marketing expense. We started amortization of in-process R&D in the fourth fiscal quarter of 2022, as it was related to the release of a new system.

Estimated future amortization expense for purchased intangible assets is as follows (in thousands):

Fiscal Year:
2024	$335
2025	323
2026	319
2027	319
2028	200
Thereafter	146
Total	$1,642

9. Accrued Expenses and Other Current Liabilities

The components of our accrued expenses and other current liabilities are as follows (in thousands):

	FY 2023	FY 2022
	December 30, 2023	December 31, 2022
Legal and professional fees	$227	$384
Sales and marketing expenses	117	96
Temporary help and consulting	140	196
Royalties payable	149	106
Tax payable	100	65
Accrued expenses for ERP system implementation	940	—
Other accrued expenses	323	701
Total accrued expenses	$1,996	$1,548

	FY 2023	FY 2022
	December 30, 2023	December 31, 2022
Customer deposits	$925	$968
Total other current liabilities	$925	$968

10. Leases and Commitments and Contingencies

Operating Leases

We lease our operating facilities in Mountain View, California, under a non-cancelable operating lease through August 31, 2026. There are no further options or rights to extend the term of this lease.

Our operating lease commitments consist of facility and office equipment leases. Operating lease expense for fiscal years 2023 and 2022 was approximately $1.0 million and $1.0 million, respectively. The weighted average discount rate used in calculating the present value of lease payments was 4.7%. As of December 30, 2023, the weighted average remaining lease term for our operating leases was 2.7 years.

The following represents maturities of operating lease liabilities as of December 30, 2023 (in thousands):

Fiscal Year	Operating Lease Payments
2024	$1,081
2025	1,111
2026	762
2027	—
Total lease payments	2,954
Less: Imputed interest	(208)
Total lease liabilities	2,746
Non-current portion of lease liabilities	(1,751)
Current portion of lease liabilities	$995

Purchase Commitments.

Our purchase commitments consist primarily of non-cancellable purchase orders with vendors to manufacture certain components and ophthalmic instruments. As of December 30, 2023, our future minimum payments through fiscal year 2024 for our purchase commitments were approximately $7.2 million, with $1.8 million committed for the next 12 months.

License Agreements.

We are obligated to pay royalties equivalent to 1% to 5% of sales on certain products under certain license agreements with termination dates through the end of 2033. Royalty expense, charged to cost of revenues, was approximately $0.4 million and $0.4 million for fiscal years 2023 and 2022, respectively.

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

11. Stockholders’ Equity

2008 Equity Incentive Plan.

On June 11, 2008, the shareholders approved the adoption of the 2008 Equity Incentive Plan, (the “Incentive Plan”). There are no material changes in the Incentive Plan from the 1998 Stock Plan (the “1998 Plan”). In 2014, 2017, 2018, 2019, 2021 and 2023, the stockholders approved an amendment to the Incentive Plan for purposes of complying with Section 162(m) of the Internal Revenue Code of 1986, as amended, to increase the share reserve under the Incentive Plan, and to make certain other amendments to the terms of the Incentive Plan. The maximum aggregate number of shares that may be awarded and sold under the Incentive Plan, as amended is 5,850,000 shares plus any shares subject to stock options or similar awards granted under the 1998 Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 1998 Plan that are forfeited to us on or after February 23, 2008, which was the date the 1998 Plan expired.

The following table represents the shares activity and the total number of shares available for grant under the Incentive Plan:

Shares Available for Grant
Balances as of January 1, 2022	1,122,381
Options granted	(577,613)
Restricted stock granted	(547,305)
Options cancelled or forfeited	107,575
Awards cancelled	9,957
Balances as of December 31, 2022	114,995
Shares added	1,000,000
Options granted	(808,410)
Restricted stock granted	(294,503)
Options cancelled or forfeited	245,617
Awards cancelled	75,294
Balances as of December 30, 2023	332,993

Restricted stock units with a per share or unit purchase price lower than 100% of the fair market value of the Company's common stock on the date of grant under the Incentive Plan, as amended, are counted against shares authorized under the plan as one and one-half shares of common stock for each share. When cancelled, these shares are added back to the Incentive Plan, as amended, as one and one-half shares.

The following table shows stock-based compensation expenses by functional area in the consolidated statements of operations for 2023 and 2022 (in thousands):

	FY 2023	FY 2022
	Year Ended	Year Ended
	December 30, 2023	December 31, 2022
Cost of revenues	$213	$246
Research and development	217	155
Sales and marketing	378	400
General and administrative	842	820
Total stock-based compensation expense	$1,650	$1,621

Stock-based compensation expense capitalized to inventory was immaterial for 2023 and 2022.

As of December 30, 2023, there was $3.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the Incentive Plan. The cost is expected to be recognized over a weighted-average period of 2.07 years.

Summary of Stock Options

The following table summarizes information regarding activity in our stock option plans during the fiscal years ended 2023 and 2022 (in thousands except share and per share data):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances as of January 1, 2022	1,772,621	5.07
Options granted	577,613	2.53
Options exercised	(9,692)	2.20
Options cancelled or forfeited	(107,575)	8.22
Balances as of December 31, 2022	2,232,967	$4.27
Options granted	808,410	2.13
Options exercised	(37,839)	2.18
Options cancelled or forfeited	(245,617)	5.04
Balances as of December 30, 2023	2,757,921	$3.60

The following table summarizes information with respect to stock options outstanding and exercisable as of December 30, 2023:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$1.50 - $2.12	51,475	5.79	$1.99	12,051	$1.99
$2.13 - $2.13	1,037,809	5.83	$2.13	303,464	$2.13
$2.17 - $2.27	70,000	4.20	$2.22	46,970	$2.23
$2.28 - $2.28	380,620	5.82	$2.28	126,867	$2.28
$2.30 - $4.86	162,338	3.80	$3.39	119,233	$3.43
$4.92 - $4.92	600,000	4.39	$4.92	300,000	$4.92
$4.98 - $6.58	376,779	3.75	$6.19	284,274	$6.10
$6.76 - $9.54	55,500	3.24	$7.90	41,159	$8.00
$11.16 - $11.16	3,400	0.32	$11.16	3,400	$11.16
$14.61 - $14.61	20,000	0.18	$14.61	20,000	$14.61
$1.50 - $14.61	2,757,921	4.97	$3.60	1,257,418	$4.25

The determination of the fair value of options granted is computed using the Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Option Plan
	FY 2023	FY 2022
Average risk free interest rate	4.57%	3.82%
Expected life (in years)	4.40 years	4.50 years
Dividend yield	—	—
Average volatility	77.0%	76.0%

The weighted average grant date fair value of options granted as calculated using the Black-Scholes option pricing was $1.32 and $1.55 per share for the fiscal years 2023 and 2022, respectively.

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

Information regarding stock options outstanding, exercisable and expected to vest as of December 30, 2023 is summarized below:

	Number of	Weighted Average	Weighted Average Remaining Contractual	Aggregate Intrinsic Value
	Shares	Exercise Price	Life (years)	(thousands)
Options outstanding	2,757,921	$3.60	4.97	$1,020
Options vested and expected to vest	2,671,222	$3.64	4.92	$967
Options exercisable	1,257,418	$4.25	3.63	$335

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 30, 2023. This amount is subject to change due to changes to the fair market value of our common stock. The total intrinsic value of options exercised for fiscal years 2023 and 2022 were approximately $20 thousand and $23 thousand, respectively.

Restricted Stock Units

Effective for the 2018 fiscal year and thereafter, each non-employee member of the Board of Directors receives an annual equity award of either restricted stock or restricted stock units, at the election of such Board member, in each case equal to $75 thousand worth of our common stock (determined at the fair market value of the shares at the time such award is granted) under our Incentive Plan. Each equity award vests in full on the earlier of the one-year anniversary of the date of grant or the Company’s next annual meeting of stockholders, provided that the non-employee member continues to serve on the Board through such date.

Summary of Restricted Stock Units

We recognize the estimated compensation expense of restricted stock units, net of estimated forfeitures, over the vesting term. The estimated compensation expense is based on the fair value of our common stock on the date of grant.

Information regarding the restricted stock units outstanding, vested and expected to vest as of December 30, 2023 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Restricted stock units outstanding	353,212	0.65	$993
Restricted stock units vested and expected to vest	340,595	0.64	$957

The intrinsic value of the restricted stock units is calculated based on the closing price of our shares as quoted on the Nasdaq Global Market on the last trading day of the fiscal year, December 29, 2023, of $2.81.

The majority of the restricted stock units that were released in fiscal year 2023 were net-share settled such that we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the restricted stock units on their release date as determined by our closing stock price. These net-share settlements had the effect of share repurchases as they reduced and retired the number of shares that would have otherwise been issued as a result of the release and did not represent an expense to us. For the fiscal year ended December 30, 2023, 265,956 shares of restricted stock units were released with an intrinsic value of approximately $540 thousand. We withheld 40,644 shares to satisfy approximately $88 thousand of employees’ minimum tax obligation on the released restricted stock units.

Information regarding the restricted stock unit activity during the years ended December 30, 2023 and December 31, 2022 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2022	253,761	$3.50
Restricted stock units granted	364,870	$2.45
Restricted stock units released	(138,964)	$4.88
Restricted stock units forfeited	(6,638)	$5.08
Outstanding as of December 31, 2022	473,029	$3.13
Restricted stock units granted	196,335	$1.91
Restricted stock units released	(265,956)	$3.10
Restricted stock units forfeited	(50,196)	$3.22
Outstanding as of December 30, 2023	353,212	$2.46

During the year ended December 30, 2023, the Company awarded 196,335 restricted stock units at a weighted average grant date fair value of $1.91 per share. During the year ended December 31, 2022, the Company awarded 364,870 restricted stock units at a weighted average grant date fair value of $2.45 per share.

12. Employee Benefit Plan

We have a plan known as the Iridex Corporation Profit Sharing/401(k) Plan to provide retirement benefits through the deferred salary deductions for substantially all U.S. employees. Employees may contribute up to 15% of their annual compensation to the plan, limited to a maximum amount set by the Internal Revenue Service. The plan also provides for Company contributions at the discretion of the Company. In 2023, the Company made $238 thousand worth of total matching contributions. In 2022, the Company made $230 thousand worth of total matching contributions.

13. Income Taxes

Loss from operations before provision for income taxes was comprised of the following:

	FY 2023	FY 2022
	Year Ended	Year Ended
	December 30, 2023	December 31, 2022
United States	$(9,673)	$(7,544)
Foreign	193	62
Total	$(9,480)	$(7,482)

The provision for income taxes includes:

	FY 2023	FY 2022
	Year Ended	Year Ended
	December 30, 2023	December 31, 2022
Current:
Federal	$—	$—
State	31	47
Foreign	58	18
	89	65
Deferred:
Federal	1	1
State	$—	(1)
	1	—
Provision for income taxes	$90	$65

Our effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

	FY 2023	FY 2022
	Year Ended	Year Ended
	December 30, 2023	December 31, 2022
Income tax provision at statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	3.2%	5.1%
Permanent differences	(0.3)%	(0.4)%
SBC	(1.4)%	(1.7)%
Rate change impact	(0.9)%	(1.1)%
Research and development credits	1.3%	1.5%
Change in valuation allowance	(24.0)%	(24.0)%
Foreign rate differential	(0.7)%	(0.1)%
Other	1.0%	(1.2)%
Effective tax rate	(0.8)%	(0.9)%

The tax effect of temporary differences and carryforwards that give rise to significant portions of the net deferred tax assets are presented below (in thousands):

	FY 2023	FY 2022
	Year Ended	Year Ended
	December 30, 2023	December 31, 2022
Deferred tax assets:
Net operating losses	$13,268	$11,264
Research and development credits	4,225	3,904
Accruals and reserves	1,573	2,505
Deferred revenue	2,593	2,640
Property and equipment	237	283
Intangible assets	281	344
Section 174 research and experimental expenditures capitalization	2,544	1,500
Stock compensation	725	717
Other tax credits	1	1
Total deferred tax asset	25,447	23,158
Less: Valuation allowance	(25,357)	(23,078)
Total deferred tax assets, net	90	80
Deferred tax liabilities:
Goodwill	(116)	(104)
Total deferred tax liabilities	(116)	(104)
Net deferred tax liabilities	$(26)	$(24)

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

As of December 30, 2023, based on the Company's recent history of losses and its forecasted losses, management believes on the more likely than not basis that a full valuation allowance is required. Accordingly, in the fourth quarter of fiscal year 2023, the Company provided a full valuation allowance on its federal and state deferred tax assets. The Company's change in valuation allowance form prior year was $2.3 million. As of December 30, 2023, the Company had federal and state net operating loss (“NOL”) carry forwards of $53.6 million and $27.1 million, respectively. The federal NOL and the state NOL will begin to expire in 2032.

The Company has federal and state research credit carry forwards of approximately $2.5 million and $3.7 million, respectively. The federal research credit will begin to expire in 2024 and the state research credit can be carried forward indefinitely. In the event of a change in ownership as defined by IRC sections 382 and 383, the usage of the above mentioned NOLs and credits may be limited.

The Company accounts for uncertain tax positions in accordance with ASC 740, “Income Taxes.” ASC 740 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. In accordance with our accounting policy, we recognize accrued interests and penalties related to unrecognized tax benefits as a component of income tax expense. There is no accrued interest and penalty during the year ended December 30, 2023.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	FY 2023	FY 2022
	Year Ended	Year Ended
	December 30, 2023	December 31, 2022
Balance at the beginning of the year	$1,368	$1,308
Additions based upon tax positions related to the current year	104	110
Reductions based upon tax positions related to the prior year	(36)	(50)
Balance at the end of the year	$1,436	$1,368

If the ending balance of $1.4 million of unrecognized tax benefits as of December 30, 2023 were recognized, $0 of the recognition would affect the income tax rate. The Company does not anticipate any material change in our unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business.

The Company files U.S. federal and state returns. The tax years 2012 to 2022 remain open in several jurisdictions, none of which have individual significance.

On August16, 2022, President Biden signed into law the Inflation Reduction Act, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income and a 1% excise tax on share repurchases. The majority of the provisions of the Inflation Reduction Act of 2022 became effective beginning in 2023.

Under US GAAP, changes in income tax rates and law are accounted for in the period of enactment. For US federal purposes, the enactment date for US GAAP is the date the President signs the bill into law.

Management has reviewed the majority of the material provisions that would impact the Company and have determined that certain provisions in the IRA require accounting in the period of enactment but the majority of the provisions in the IRA with accounting implications will impact financial statements prospectively. We have reviewed the above provisions and based on the implication date and the application to the business, we don’t anticipate there to be any material impact of the tax law changes to the financial statements in 2023 or in the future.

14. Loan and Security Agreement

The Company had a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank providing for up to $8.0 million secured revolving loan facility which expired on December 1, 2023. The Company is currently in the process of negotiating the renewal and new terms for the Loan Agreement.

As of December 31, 2022, there were no amounts outstanding.

15. Business Segments and Geographical Information

We operate in one segment, ophthalmology. Substantially all of our long-term assets are located in the U.S. We develop, manufacture and market medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service and support activities.

Revenue information shown by product is as follows (in thousands):

	FY 2023	FY 2022
	Year Ended	Year Ended
	December 30, 2023	December 31, 2022
Cyclo G6	$13,461	$14,694
Retina	29,445	31,657
Other(1)	8,963	10,621
Total revenues	$51,869	$56,972

(1) Includes service contract revenues of $1,534 thousand and $1,509 thousand recognized during fiscal years 2023 and 2022, respectively. Includes $1,455 thousand and $1,348 thousand recognized revenue related to the exclusive distribution rights during fiscal years 2023 and 2022. Other also includes revenues from paid service, royalty, freight and legacy G probes.

Revenue information shown by geographic region is as follows (in thousands):

	FY 2023	FY 2022
	Year Ended	Year Ended
	December 30, 2023	December 31, 2022
United States	$26,054	$29,179
Europe, Middle East and Africa	13,519	13,801
Asia/Pacific Rim	10,234	10,931
Americas, excluding the U.S.	2,062	3,061
	$51,869	$56,972

Revenues are attributed to countries based on location of end customers.

Other than the United States, The Netherlands accounted for more than 10% of the Company’s revenues during fiscal year 2023, representing 14.0%. The United States accounted for 50.2% of revenues in 2023. Other than the United States, The Netherlands accounted for more than 10% of the Company’s revenues during fiscal year 2022, representing 14.4%. The United States accounted for 51.2% of revenues in 2022.

16. Computation of Basic and Diluted Net Loss Per Common Share

A reconciliation of the numerator and denominator of basic and diluted net loss per common share is provided as follows (in thousands, except per share amounts):

	FY 2023	FY 2022
	Year Ended	Year Ended
	December 30, 2023	December 31, 2022
Numerator:
Net loss	$(9,570)	$(7,547)
Denominator:
Weighted average shares of common stock (basic)	16,128	15,938

Weighted average shares of common stock (diluted)	16,128	15,938
Per share data:
Basic net loss per share	$(0.59)	$(0.47)
Diluted net loss per share	$(0.59)	$(0.47)

As of December 30, 2023 and December 31, 2022, stock options, restricted stock units and restricted stock awards of 2,821,990 and 1,834,930 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding because to do so would have been anti-dilutive.

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

Based on management’s evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of December 30, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even any effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of any internal control may vary over time. Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 30, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment using those criteria, our management concluded that, as of December 30, 2023, our internal control over financial reporting is effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act.

Inherent Limitations on Effectiveness of Controls.

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

Item 9B. Other Information

Securities Trading Plans of Directors and Executive Officers.

During the three months ended December 30, 2023, the Company did not adopt or terminate, and no directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Certain information required by Part III has been omitted from this Form 10-K. This information is instead incorporated herein by reference to our definitive Proxy Statement, which we will file within 120 days after the end of our fiscal year pursuant to Regulation 14A in time for our Annual Meeting of Stockholders to be held in 2024.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 30, 2023 and is incorporated in this report by reference.

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

Item 14. Principal Accounting Fees and Services.

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

3. Exhibits

Exhibit Index

Exhibit No.		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Registrant filed on February 22, 1996.					X

3.2	Amended and Restated Bylaws of Registrant.	8-K	000-27598	3.1	April 1, 2019

4.1	Investor Rights Agreement, dated as of August 31, 2007, by and among the Registrant, BlueLine Capital Partners, LP; BlueLine Capital Partners III, LP and BlueLine Capital Partners II, LP.	8-K	000-27598	4.2	September 7, 2007

4.2	Amendment No. 1 to Investor Rights Agreement, dated as of March 31, 2009.	8-K	000-27598	4.1	April 6, 2009

4.3	Description of Capital Stock.	10-K	000-27598	4.3	March 13, 2020

10.1	Form of Indemnification Agreement with directors and officers.	10-K	000-27598	10.2	March 15, 2022

10.2	Lease Agreement dated December 6, 1996 by and between Zappettini Investment Co. and the Registrant, as amended pursuant to Amendment No. 1 dated September 15, 2003 and Amendment No. 2 dated December 22, 2008.	10-K	000-27598	10.2	April 1, 2009

10.2.1	Third Amendment to Lease Agreement dated August 4, 2014 by and between Zappettini Investment Co. and the Registrant.	10-Q	000-27598	10.1	November 3, 2014

10.2.2	Fourth Amendment to Lease Agreement dated January 31, 2016 by and between ZIC 1212 Terra Bella LLC and the Registrant.	10-K	000-27598	10.1	March 31, 2016

10.2.3	Triple Net Lease dated April 26, 2017 by and between ZIC 1212 Terra Bella LLC and the Registrant.	8-K	000-27598	10.1	May 1, 2017

10.2.4	First Amendment to Triple Net Lease by and between ZIC 1212 Terra Bella LLC and the Registrant, executed on April 30, 2021.	10-Q	000-27598	10.1	August 12, 2021

Exhibit No.		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.2.5	Second Amendment to Triple Net Lease by and between ZIC 1212 Terra Bella LLC and the Registrant, dated on August 29, 2022.	10-Q	000-27598	10.1	November 20, 2023
10.2.6	Third Amendment to Triple Net Lease by and between ZIC 1212 Terra Bella LLC and the Registrant, dated on September 21, 2023.	10-Q	000-27598	10.2	November 20, 2023
10.3*	2005 Employee Stock Purchase Plan.	DEF 14A	000-27598		April 30, 2004

10.4*	2008 Equity Incentive Plan, as amended.	8-K	000-27598	10.1	June 15, 2023

10.5*	Form of 2008 Equity Incentive Plan Option Agreement.	S-8	333-155598	99.1	November 21, 2008

10.6*	Form of Stand-Alone Stock Option Agreement.	SC TO-I	005-48169	99.(d)(5)	July 30, 2009

10.7	Securities Purchase Agreement, dated August 31, 2007, by and among BlueLine Capital Partners, LP, BlueLine Capital Partners III, LP, BlueLine Capital Partners II, LP and the Registrant.	8-K	000-27598	10.1	September 7, 2007

10.8*	Form of 2008 Equity Incentive Plan Restricted Stock Award Agreement.	10-Q	000-27598	10.1	August 4, 2011

10.9*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Agreement.	10-Q	000-27598	10.2	August 4, 2011

10.10	Loan and Security Agreement, dated as of November 2, 2016, between IRIDEX Corporation and Silicon Valley Bank.	8-K	000-27598	10.1	November 3, 2016

10.10.1	First Amendment to Loan and Security Agreement between IRIDEX Corporation and Silicon Valley Bank, executed on December 3, 2019.	10-K	000-27598	10.19.1	March 13, 2020

10.10.2	Second Amendment to Loan and Security Agreement between IRIDEX Corporation and Silicon Valley Bank, executed on January 8, 2020.	10-K	000-27598	10.19.2	March 13, 2020

10.10.3	Third Amendment to Loan and Security Agreement between IRIDEX Corporation and Silicon Valley Bank, executed on December 31, 2020.	10-K	000-27598	10.19.3	March 23, 2021

10.10.4	Fourth Amendment to Loan and Security Agreement between IRIDEX Corporation and Silicon Valley Bank, executed on March 24, 2022.	10-Q	000-27598	10.1	August 15, 2022

10.10.5	Fifth Amendment to Loan and Security Agreement between IRIDEX Corporation and Silicon Valley Bank, executed on June 15, 2022.	10-Q	000-27598	10.1	August 15, 2022

10.11*	Offer Letter between the Company and Mr. Bruce effective as of May 20, 2019.	8-K/A	000-27598	10.1	June 14, 2019

10.12*	Change in Control Severance Agreement dated as of October 25, 2019, between the Company and Mr. Bruce.	8-K	000-27598	10.1	October 28, 2019

10.13*	Change in Control Severance Agreement dated as of October 25, 2019, between the Company and Mr. Mercer.	8-K	000-27598	10.2	October 28, 2019

Exhibit No.		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.14	Asset Purchase Agreement dated as of March 2, 2021, among the Company, Topcon Medical Laser Systems, Inc. and Topcon America Corporation.	8-K/A	000-27598	10.1	March 4, 2021

10.15	Distribution Agreement dated as of March 2, 2021, by and between the Company and Topcon Corporation.	8-K/A	000-27598	10.2	March 4, 2021

10.16	Investment Agreement dated as of March 2, 2021, by and between the Company and Topcon America Corporation.	8-K/A	000-27598	10.3	March 4, 2021

10.17	Registration Rights Agreement dated as of March 2, 2021, by and between the Company and Topcon America Corporation.	8-K/A	000-27598	10.4	March 4, 2021

21.1	Subsidiaries of Registrant					X

23.1	Consent of BPM LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included on signature page).					X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1*	Compensation Recovery Policy of Registrant as adopted on November 20, 2023.					X
99.1	Verified Petition for Relief Pursuant to 8 Del. C. § 205 of the Registrant, filed October 2, 2023.	8-K	000-27598	99.1	October 18, 2023

99.2	Order entered by the Delaware Court of Chancery on November 1, 2023.	8-K	000-27598	99.1	November 7, 2023

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.

104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

* Indicates a management contract or compensatory plan or arrangement.

Trademark Acknowledgments

Iridex, the Iridex logo, IRIS Medical, MicroPulse, OcuLight, EndoProbe, MicroPulse P3, G-Probe, G-Probe Illuminate, TruFocus LIO Premiere, IQ 577, IQ532, Cyclo G6, and TxCell are our registered trademarks. All other trademarks or trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 29th day of March 2024.

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

Signature	Title	Date
/s/ David I. Bruce	President and Chief Executive Officer	March 29, 2024
(David I. Bruce)	(Principal Executive Officer)

/s/ Fuad Ahmad	Interim Chief Financial Officer	March 29, 2024
(Fuad Ahmad)	(Principal Financial Officer and Principal Accounting Officer)

/s/ Scott Shuda	Chairperson of the Board	March 29, 2024
(Scott Shuda)

/s/ Nandini Devi	Director	March 29, 2024
(Nandini Devi)

/s/ Robert Grove	Director	March 29, 2024
(Robert Grove)

/s/ Beverly A. Huss	Director	March 29, 2024
(Beverly A. Huss)

/s/ Kenneth E. Ludlum	Director	March 29, 2024
(Kenneth E. Ludlum)