Form 10-Q
period 2024-03-30
IRIDEX CORP
filed 2024-05-14
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2024

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

The number of shares of common stock, $0.01 par value, issued and outstanding as of May 9, 2024 was 16,252,948.

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
•
our ability to alleviate concerns related to our ability to operate as a going concern;
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

IRIDEX Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share and per share data)

	March 30, 2024	December 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$5,419	$7,034
Accounts receivable, net	6,525	6,727
Receivable from related party	2,621	2,927
Inventories	11,003	9,906
Prepaid expenses and other current assets	2,010	856
Total current assets	27,578	27,450
Property and equipment, net	265	351
Intangible assets, net	1,558	1,642
Goodwill	965	965
Operating lease right-of-use assets, net	2,402	2,632
Other long-term assets	1,324	1,396
Total assets	$34,092	$34,436
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,681	$4,499
Payable to related party	310	228
Accrued compensation	2,256	1,619
Accrued expenses	1,112	1,996
Other current liabilities	1,265	1,233
Deferred revenue, current	2,447	2,404
Operating lease liabilities, current	995	995
Total current liabilities	16,066	12,974
Long-term liabilities:
Deferred revenue	9,708	10,025
Operating lease liabilities	1,526	1,751
Other long-term liabilities	304	164
Total liabilities	27,604	24,914
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding 16,252,813 shares as of March 30, 2024 and December 30, 2023	172	172
Additional paid-in capital	88,838	88,444
Accumulated other comprehensive loss	(16)	(52)
Accumulated deficit	(82,506)	(79,042)
Total stockholders’ equity	6,488	9,522
Total liabilities and stockholders’ equity	$34,092	$34,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended
	March 30, 2024	April 1, 2023
Total revenues	$11,761	$13,706
Cost of revenues	7,303	7,768
Gross profit	4,458	5,938
Operating expenses:
Research and development	1,536	1,749
Sales and marketing	3,747	4,283
General and administrative	2,468	2,250
Total operating expenses	7,751	8,282
Loss from operations	(3,293)	(2,344)
Other income (expense), net	(133)	266
Loss from operations before provision for income taxes	(3,426)	(2,078)
Provision for income taxes	38	12
Net loss	$(3,464)	$(2,090)
Net loss per share:
Basic	$(0.21)	$(0.13)
Diluted	$(0.21)	$(0.13)
Weighted average shares used in computing net loss per common share:
Basic	16,253	16,001
Diluted	16,253	16,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended
	March 30, 2024	April 1, 2023
Net loss	$(3,464)	$(2,090)
Change in foreign currency translation adjustments	36	(11)
Comprehensive loss	$(3,428)	$(2,101)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands, except share data)

For the three months ended March 30, 2024	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances, December 30, 2023	16,252,813	$172	$88,444	$(52)	$(79,042)	$9,522
Stock-based compensation expense	—	—	394	—	—	394
Other comprehensive income	—	—	—	36	—	36
Net loss	—	—	—	—	(3,464)	(3,464)
Balances, March 30, 2024	16,252,813	$172	$88,838	$(16)	$(82,506)	$6,488

For the three months ended April 1, 2023	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances, December 31, 2022	15,989,662	169	86,802	(24)	(69,716)	17,231
Adoption of ASU 2016-13	—	—	—	—	244	244
Issuance of common stock under the stock option plan	17,499	—	37	—	—	37
Stock-based compensation expense	—	—	473	—	—	473
Other comprehensive loss	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(2,090)	(2,090)
Balances, April 1, 2023	16,007,161	$169	$87,312	$(35)	$(71,562)	$15,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended
	March 30, 2024	April 1, 2023
Operating activities:
Net loss	$(3,464)	$(2,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	173	144
Amortization of operating lease right-of-use assets	230	242
Stock-based compensation	394	473
Changes in operating assets and liabilities:
Accounts receivable	202	(453)
Receivable from related party	306	(289)
Inventories	(1,097)	(629)
Prepaid expenses and other current assets	(1,154)	(182)
Other long-term assets	72	(96)
Accounts payable	3,182	(313)
Payable to related party	82	108
Accrued compensation	637	366
Accrued expenses	(884)	584
Deferred revenue	(274)	(417)
Operating lease liabilities	(225)	(251)
Other liabilities	172	(40)
Net cash used in operating activities	(1,648)	(2,843)
Investing activities:
Acquisition of property and equipment	(3)	(43)
Net cash used in investing activities	(3)	(43)
Financing activities:
Proceeds for stock option exercises	—	37
Net cash provided by financing activities	—	37
Effect of foreign exchange rate changes	36	(25)
Net decrease in cash and cash equivalents	(1,615)	(2,874)
Cash and cash equivalents, beginning of year	7,034	13,922
Cash and cash equivalents, end of year	$5,419	$11,048
Supplemental disclosure of non-cash activities:
Transfer of inventory to property and equipment	$—	$4

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023, which was filed with the SEC on March 29, 2024. The results of operations for the three months ended March 30, 2024 and April 1, 2023 are not necessarily indicative of the results for the fiscal year ending December 28, 2024 or any future interim period. The three months ended March 30, 2024 and April 1, 2023 each had 13 weeks. For purposes of reporting the financial results, the Company’s fiscal years end on the Saturday closest to the end of December. Periodically, the Company includes a 53rd week to a year in order to end that year on the Saturday closest to the end of December.

Please see Note 13 “Subsequent Event – Liquidity and Management Plans” for the disclosures related to the Company’s ability to continue as a going concern.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 30, 2023, which was filed with the SEC on March 29, 2024.

Financial Statement Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

1.
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

The Company recognizes revenue from product sales at a point in time subject to the allocation of transaction price to additional performance obligations, if any.

2.
Service Contracts: The Company offers a standard two-year warranty on all system sales. The Company also offers a service contract which is sold to customers in incremental, one-year periods that begin subsequent to the expiration of the standard two-year warranty. The customer can opt to purchase the service contract at the time of the system sale or after the initial system sale.

The Company recognizes revenue from service contracts ratably over the service period. Revenue recognition for the sale of a service contract is largely dependent on the timing of the sale as follows:

a)
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
b)
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
3.
System Repairs (outside of warranty): Customers will occasionally request repairs from the Company subsequent to the expiration of the standard warranty and outside of a service contract.

The Company recognizes revenue from system repairs (outside of warranty) at a point in time. When the customer requests repairs from the Company subsequent to the expiration of the standard warranty and outside of a service contract, these repair contracts are considered separate from the initial sale. As such, revenue is recognized as the repair services are rendered and the performance obligation satisfied.

4.
Royalty Revenue: The Company has royalty agreements with four customers related to the sale of the Company’s intellectual property. Under the terms of these agreements, two customers are to remit a percentage of sales to the Company as the sales occur and one customer made an upfront prepayment for royalties.

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

5. Exclusive Distribution Rights: On March 2, 2021, the Company and Topcon Corporation (“Topcon”) entered into a distribution agreement (“Distribution Agreement”), pursuant to which the Company granted Topcon the exclusive right to distribute the Company’s retina and glaucoma products in certain geographies outside the United States. The exclusivity arrangement with Topcon obligates the Company to provide training, customer support, and exclusive territorial rights to Topcon for certain international regions, for a period of 10 years, commencing upon regulatory approval to transfer existing (non-exclusive) distribution rights from the current distributors in those regions to Topcon. The Company has the right to terminate the exclusive distribution rights granted to Topcon for any of the regions at any point in time during the 10-year exclusivity term for a termination fee that is based on a multiple of 1.2 times the revenue generated by the Company in 2019 for the respective region. Management has determined that the exclusivity rights, training, and customer support represents a single combined performance obligation for each region, to be recognized as exclusivity fee revenue on a straight-line basis over the 10-year period for each region, commencing on the date that regulatory approval is obtained for each region, based on the standalone selling price for such combined performance obligation for each region. The estimated fair value of the exclusive distribution rights for all regions combined totaled approximately $14.8 million. Of this amount, management has fully-constrained and returned to Topcon the arrangement fee allocated to Belarus (approximately $0.2 million) because obtaining the necessary regulatory approvals and termination of existing distributor relationship was not feasible. For each of the three months ended March 30, 2024 and April 1, 2023, $0.4 million in revenue related to the exclusive distribution rights were recorded.

Costs of Obtaining Revenue Contracts

The Company recognized assets from certain costs incurred to obtain revenue contracts. These costs relate to sales commissions arising from the sale of our products. The costs are considered incremental and recoverable of obtaining revenue contracts with customers. These deferred costs are amortized on a straight-line basis over the estimated period of benefit, which typically ranges from 2 to 3 years. As of March 30, 2024, the Company recognized deferred costs incurred to obtain revenue contracts with customers, net of accumulated amortization, of $0.1 million, and included these amounts in Prepaid expenses and other current assets and Other long-term assets in the Company’s condensed consolidated balance sheets. Amortization expense was $19 thousand for each of the three months ended March 30, 2024 and April 1, 2023. There were no impairment expenses for both the three months ended March 30, 2024 and April 1, 2023, respectively.

Sales commissions that do not represent incremental and recoverable costs of obtaining a contract are expensed as incurred. As a practical expedient, the Company will not recognize such sales commission as a contract asset but rather recognize as an expense when incurred if the amortization period of the asset that the Company would have otherwise recognized is one year or less.

Contract Fulfillment Costs

The Company recognized an asset from the costs incurred to fulfill a contract. These costs relate directly and must be incurred to satisfy performance obligations on certain specific contract with a customer. These costs are expected to be recovered over time and are amortized on a systematic basis that is consistent with the recognition of revenue to which it relates. As of March 30, 2024, the Company recognized deferred costs incurred to fulfill a contract with a customer, net of accumulated amortization, of $0.7 million, and included these amounts in Prepaid expenses and other current assets and Other long-term assets in the Company’s condensed consolidated balance sheets. Amortization expense was $21 thousand for the three months ended March 30, 2024 and April 1, 2023. There were no impairment expenses for each of three months ended March 30, 2024 and April 1, 2023.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use (“ROU”) assets, net and Operating lease liabilities in our condensed consolidated balance sheets. As of March 30, 2024 and December 30, 2023, the Company was not a party to any finance lease arrangements.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on information available at the commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

We market our products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of our customers and maintains a provision for potential credit losses. Historically, we have not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the three months ended March 30, 2024 and April 1, 2023, one customer, Topcon, accounted for more than 10% of total revenues, representing 32%, respectively. As of March 30, 2024, one customer, Topcon, accounted for over 10% of our accounts receivable, representing 28%. As of December 30, 2023, one customer, Topcon, accounted for more than 10% of our accounts receivable, representing 30%.

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

A reconciliation of the changes in the Company’s deferred revenue balance for the three months ended March 30, 2024 and April 1, 2023, is as follows:

	Three Months Ended
	March 30, 2024	April 1, 2023
Balance, beginning of period	$12,429	$14,153
Additions to deferral	457	368
Revenue recognized	(731)	(785)
Balance, end of the period	12,155	13,736
Non-current portion of deferred revenue	9,708	11,312
Current portion of deferred revenue	$2,447	$2,424

During the three months ended March 30, 2024 and April 1, 2023, approximately $0.7 million and $0.5 million were recognized pertaining to amounts deferred as of December 30, 2023 and December 31, 2022, respectively. As of March 30, 2024, approximately $9.4 million of the non-current portion of deferred revenue and $1.5 million of the current portion of deferred revenue pertain to exclusivity distribution rights deferred revenue.

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

As warranty reserves do not meet the criteria to have separate captions on the face of the condensed balance sheet, we removed these captions and included those amounts in other current and long-term liabilities.

Implementation Costs Incurred in a Cloud Computing Service Arrangement

The Company has implemented a new enterprise resource planning (“ERP”) system. The new ERP system operates in a cloud-based environment. The Company concluded that this cloud computing arrangement does not include a license, and therefore, will account for this arrangement as one that is a service contract. The Company capitalized $1.1 million in implementation costs and began utilizing the ERP system near the end of the third quarter of 2023 and is recognizing amortization of the capitalized implementation costs over five years on a straight-line basis. For the three months ended March 30, 2024, approximately $57 thousand of amortization expenses were recorded. There were no amortization expenses for the three months ended April 1, 2023.

Recent Accounting Standards Not Yet Adopted

In November 2023, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company’s annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

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

The following table presents the activity in the provision for credit losses for accounts receivable by pool type for the three months ended March 30, 2024 (in thousands):

	Domestic	International	Total
Balance, beginning of period	$(94)	$(52)	$(146)
Change to provision	16	18	34
Balance, end of period	$(78)	$(34)	$(112)

4. Related Party - Topcon

As of March 30, 2024, Topcon holds a 10% voting interest in the Company, which qualifies it to be a principal owner and considered a related party, even though it currently does not have significant influence over the Company’s operations.

Topcon resells certain of our products as our exclusive distributor in certain international regions. At the same time, the Company also purchases certain raw materials from Topcon. During the three months ended March 30, 2024, the Company’s revenues related to Topcon amounted to approximately $3.8 million, including $0.4 million in recognized exclusive distribution rights revenue. During the three months ended April 1, 2023, the Company’s revenues related to Topcon amounted to approximately $4.3 million, including $0.4 million in recognized exclusive distribution rights revenue. The Company’s purchases from Topcon during the three months ended March 30, 2024 amounted to approximately $0.2 million. As of March 30, 2024, the amounts receivable from and payable to Topcon were $2.6 million and $0.3 million, respectively. As of December 30, 2023, the amounts receivable from and payable to Topcon were $2.9 million and $0.2 million, respectively.

5. Inventories

The components of the Company’s inventories as of March 30, 2024 and December 30, 2023 are as follows:

	March 30, 2024	December 30, 2023
Raw materials	$4,938	$5,288
Work in process	135	156
Finished goods	5,930	4,462
Total inventories	$11,003	$9,906

6. Goodwill and Intangible Assets

Goodwill

The carrying value of goodwill was $1.0 million as of both March 30, 2024 and December 30, 2023.

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

Intangible Assets

The following table summarizes the components of gross and net of intangible assets carrying amounts (in thousands):

	March 30, 2024				December 30, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Lives Remaining	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relations	$340	$267	$73	3.27 Years	$340	$260	$80
Developed technology	1,899	611	1,288	4.88 Years	1,899	543	1,356
Trade names	300	103	197	5.92 Years	300	94	206
Patents	600	600	—	Varies	600	600	—
	$3,139	$1,581	$1,558		$3,139	$1,497	$1,642

For the three months ended March 30, 2024 and April 1, 2023 amortization expense totaled $84 thousand and $83 thousand, respectively.

The amortization of developed technology was charged to research and development expense and the amortization of customer relations and trade names was charged to sales and marketing expense. Estimated future amortization expense for purchased intangible assets is as follows (in thousands):

Fiscal Year:
Remainder of 2024 (nine months)	$251
2025	323
2026	319
2027	319
2028	200
Thereafter	146
Total	$1,558

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of March 30, 2024 and December 30, 2023, approximate fair value because of the short maturity of these instruments.

As of March 30, 2024 and December 30, 2023, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

	As of March 30, 2024				As of December 30, 2023
	Fair Value Measurements				Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$689	$—	$—	$689	$43	$—	$—	$43

The Company’s Level 1 financial assets are money market funds whose fair values are based on quoted market prices. The Company does not have any Level 2 and Level 3 financial assets or liabilities.

8. Leases and Commitments and Contingencies

Operating Leases

Our operating leases consist of facility and office equipment leases. Operating lease expenses for the three months ended March 30, 2024 and April 1, 2023 were $0.3 million. The weighted average discount rate used in calculating the present value of lease payments was 4.8%. As of March 30, 2024, the weighted average remaining lease term for our operating leases was 2.7 years.

The following represents maturities of operating lease liabilities as of March 30, 2024 (in thousands):

Fiscal Year	Operating Lease Payments
Remainder of 2024 (nine months)	$817
2025	1,111
2026	735
Total lease payments	2,663
Less: Imputed interest	(142)
Total lease liabilities	2,521
Non-current portion of lease liabilities	(1,526)
Current portion of lease liabilities	$995

Purchase Commitments

Our purchase commitments consist primarily of non-cancellable purchase commitments with vendors to manufacture certain components and ophthalmic instrumentation. As of March 30, 2024, our future minimum payments through fiscal year 2025 for our purchase commitments were approximately $11.8 million, with $9.2 million committed for the next 12 months.

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

Legal Proceedings

From time to time, we may be involved in legal proceedings arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business condensed consolidated operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

9. Stock-Based Compensation

The Company accounts for stock-based compensation granted to employees and directors, including stock option awards, restricted stock and restricted stock units (“RSUs”) in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”). Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s service period. The Company recognizes compensation expense on a ratable basis over the requisite service period of the award.

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

2008 Equity Incentive Plan, as amended.

The terms of awards granted during the three months ended March 30, 2024 were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 30, 2023.

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended March 30, 2024 and April 1, 2023 (in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023
Cost of revenues	$60	$61
Research and development	52	52
Sales and marketing	111	121
General and administrative	171	239
Total stock-based compensation expense	$394	$473

Stock-based compensation expense capitalized to inventory was immaterial for the three months ended March 30, 2024 and April 1, 2023.

As of March 30, 2024, there was $1.6 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements. The cost is expected to be recognized over a weighted average period of 1.8 years.

Summary of Stock Options

The following table summarizes stock options information during the three months ended March 30, 2024:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding as of December 30, 2023	2,757,921	$3.60
Granted	4,800	$2.78
Canceled or forfeited	(338,300)	$5.43
Outstanding as of March 30, 2024	2,424,421	$3.35	$1,288

The weighted average grant date fair value of the options granted was $1.75 and $1.39 per share for the three months ended March 30, 2024 and April 1, 2023, respectively.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock-based awards (options) with the following weighted-average assumptions:

	Three Months Ended
	March 30, 2024	April 1, 2023
Average risk free interest rate	4.20%	3.83%
Expected life (in years)	4.40	4.41
Dividend yield	—	—
Average volatility	79%	76%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility is based on an analysis of the Company’s stock price history over a period commensurate with the expected term of the options, trading volume of the Company’s stock, look-back volatilities and Company-specific events that affected volatility in a prior period. The expected term of employee stock options represents the weighted average period the stock options are expected to remain outstanding and is based on the history of exercises and cancellations on all past option grants made by the Company, the contractual term, the vesting period and the expected remaining term of the outstanding options. The risk-free interest rate is based on the U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. No dividend yield is included as the Company has not issued any dividends and does not anticipate issuing any dividends in the future.

Information regarding stock options outstanding, vested, expected to vest, and exercisable as of March 30, 2024 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Options outstanding	2,424,421	$3.35	4.68	$1,288
Options vested and expected to vest	2,424,421	$3.35	4.68	$1,288
Options exercisable	1,248,633	$4.07	3.46	$435

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of March 30, 2024, that would have been received by option holders had all option holders exercised their stock options as of that date. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the three months ended April 1, 2023 was approximately $4 thousand. There were no options exercised during the three months ended March 30, 2024.

Summary of RSUs

RSUs activity for the three months ended March 30, 2024 was nil, with 353,212 RSUs outstanding as of March 30, 2024.

10. Income Taxes

Provision for Income Tax

The Company calculates its interim tax provision in accordance with the provisions of ASC Topic 740-270, Income Taxes; Interim Reporting. For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur. The Company recorded a provision for income tax of $38 thousand and $12 thousand for the three months ended March 30, 2024 and April 1, 2023, respectively.

Deferred Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. As of the first quarter of fiscal year 2024, based on the Company’s recent history of losses and its forecasted losses, management believes on the more-likely-than-not basis that a full valuation allowance is required. Accordingly, the Company continues to provide a full valuation allowance on its federal and states deferred tax assets.

Uncertain Tax Positions

The Company accounts for its uncertain tax positions in accordance with ASC 740. As of December 30, 2023, the Company had $1.4 million of unrecognized tax benefits, none of the unrecognized tax benefits would result in a change in the Company’s effective tax rate if recognized in future years.

The Company is not aware of any other uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate during the fiscal year.

The Company is subject to United States federal income tax as well as to income taxes in state jurisdictions. The Company’s federal and state income tax returns are open to examination by tax authorities for three years and three to five years, respectively.

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

For the three months ended March 30, 2024 and April 1, 2023, potential shares from stock options and RSUs totaling 3,201,628 and 2,301,437 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding.

A reconciliation of the numerator and denominator of basic and diluted net loss per common share is provided as follows (in thousands except per share data):

	Three Months Ended
	March 30, 2024	April 1, 2023
Numerator:
Net loss	$(3,464)	$(2,090)
Denominator:
Weighted average shares of common stock (basic)	16,253	16,001
Weighted average shares of common stock (diluted)	16,253	16,001
Per share data:
Basic net loss per share	$(0.21)	$(0.13)
Diluted net loss per share	$(0.21)	$(0.13)

12. Business Segments

The Company operates in one segment: ophthalmology. The Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service, and support activities.

Revenue information shown by product group is as follows (in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023
Cyclo G6	$2,953	$3,669
Retina	6,774	7,214
Other(1)	2,034	2,823
Total revenues	$11,761	$13,706

(1) Includes service contract revenues of $328 thousand and $383 thousand recognized during the three months ended March 30, 2024 and April 1, 2023, respectively. Includes $364 thousand recognized revenue related to the exclusive distribution rights during both of the three months ended March 30, 2024 and April 1, 2023. Other also includes revenues from paid service, royalty, freight and legacy G probes.

Revenue information shown by geographic region, based on the sales destination, is as follows (in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023
United States	$5,321	$6,774
Europe, Middle East and Africa	3,698	4,177
Asia/Pacific Rim	2,444	2,143
Americas, excluding the U.S.	298	612
	$11,761	$13,706

Revenues are attributed to countries based on the location of end customers.

Other than the United States, the Netherlands accounted for at least 10% of the Company’s revenues during the three months ended March 30, 2024, representing 21%. Other than the United States, the Netherlands accounted for at least 10% of the Company’s revenues during the three months ended April 1, 2023, representing 16%. The United States accounted for 45.2% and 49.4% of revenues for the three months ended March 30, 2024 and April 1, 2023, respectively.

13. Subsequent Event

Liquidity and Management Plans

Management evaluates whether there are relevant conditions and events that, in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained operating losses in the current quarter and expects to incur losses in the next five quarters. Accordingly, the Company concluded there was substantial doubt about its ability to continue as a going concern for 12 months from the date of the filing of this Quarterly Report on Form 10-Q. However, management currently believes that it has plans in place to reduce cash expenditure and can alleviate this substantial doubt as of the date of this filing.

To fund further operations, the Company will need to raise additional capital. The Company may obtain additional financing in the future through the issuance of its common stock, or through other equity or debt financing. The Company’s ability to continue as a going concern or meet the minimum liquidity requirements in the future is dependent on its ability to raise additional capital, of which there can be no assurance. If the necessary financing is not obtained or achieved, the Company will likely be required to reduce its planned expenditures, which could have a material adverse impact on the results of operations, financial condition and the Company’s ability to achieve its strategic objectives. There can be no assurance that financing will be available on acceptable terms, or at all. In addition, any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.

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

Impact of Macroeconomic Conditions to our Business

Current macroeconomic conditions exhibit challenges that can affect capital equipment purchasing demand and timing, including recessionary fears, inflation concerns, heightened interest rates as a result of government actions to combat inflation, and uncertainty in the global banking and financial services market, concerns related to the upcoming presidential election in the United States, as well as other geopolitical developments, have impacted and may continue to impact business spending and the economy as a whole. As a result, we have seen customers extend purchase decision cycles. We have also experienced some demand softness due to pricing effects from the strength of the U.S. Dollar that have impacted and may continue to impact our operations.

The macroeconomic conditions on our business and operations remain uncertain, and it is not possible for us to predict the duration and extent to which they will affect our business, future results of operations, and financial condition.

For more information on risks associated with the current macroeconomic conditions, see the sections titled “Risk Factors” in Item 1A of Part II.

Results of Operations

The following table sets forth certain operating data as a percentage of revenues:

	Three Months Ended
	March 30, 2024	April 1, 2023
Revenues	100.0%	100.0%
Cost of revenues	62.1%	56.7%
Gross margin	37.9%	43.3%
Operating expenses:
Research and development	13.1%	12.8%
Sales and marketing	31.9%	31.2%
General and administrative	21.0%	16.3%
Total operating expenses	66.0%	60.3%
Loss from operations	(28.1%)	(17.0%)
Other income, net	(1.1%)	1.9%
Loss from operations before provision for income taxes	(29.2%)	(15.1%)
Provision for income taxes	0.3%	0.1%
Net loss	(29.5%)	(15.2%)

The following comparisons are between the three months ended March 30, 2024 and April 1, 2023 (in thousands):

Revenues

	Three Months Ended		Change in $	Change in %
	March 30, 2024	April 1, 2023
Cyclo G6	$2,953	$3,669	$(716)	(19.5%)
Retina	6,774	7,214	(440)	(6.1%)
Other	2,034	2,823	(789)	(27.9%)
Total revenues	$11,761	$13,706	$(1,945)	(14.2%)

Our total revenues decreased by $1.9 million, or 14.2%, from $13.7 million to $11.8 million. The decrease was driven by an overall softer demand in our product lines, and lower royalties due to the expiration of licensed patents.

While we believe that market for our products remains strong, however the overall capital expenditure landscape within hospitals, surgical centers and physician offices may continue to be negatively impacted by persistent macroeconomic concerns.

Gross Profit and Gross Margin

Gross profit decreased $1.5 million, or 25% from $5.9 million to $4.5 million. Gross margin decreased by 5.4% from 43.3% to 37.9%. The decrease in gross margin was the result of lower overhead absorption in the current period and a more favorable product mix in the same period in the prior year.

Gross margins may fluctuate due to changes in the relative proportion of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and other factors.

Research and Development

Research and development expenses decreased by $0.2 million, or 12.2% from $1.7 million to $1.5 million. Spending on investment in PASCAL product line and on new and expanded product portfolio decreased as we completed these projects.

Sales and Marketing

Sales and marketing expenses decreased $0.6 million, or 12.5%, from $4.3 million to $3.7 million. The decrease was related to lower sales costs associated with lower commissions and reduction on headcount.

General and Administrative

General and administrative expenses increased by $0.2 million, or 10% from $2.3 million to $2.5 million. The increase is a result of higher consulting costs.

Other Income (Expense), Net

Other income (expense), net was $0.1 million for the three months ended March 30, 2024 compared to other income (expense), net, of $0.3 million for the three months ended April 1, 2023. Other income (expense), net, consisted primarily of interest income or expense and foreign currency gain or loss.

Income Taxes

We recorded an income tax provision of $38 thousand and $12 thousand for the three months ended March 30, 2024 and April 1, 2023, respectively.

Liquidity, Capital Resources and Management Plans

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of March 30, 2024, we had cash and cash equivalents of $5.4 million and working capital of $11.5 million compared to cash and cash equivalents of $7.0 million and working capital of $14.5 million as of December 30, 2023.

Net cash used in operating activities was $1.6 million in the three months ended March 30, 2024 compared to net cash used in operating activities of $2.8 million in the three months ended April 1, 2023. The decrease in net cash used in operating activities, expressed in direct cash flow terms, was primarily due to cash provided by inventory, accounts receivable from related parties, prepaids, and other long-term assets, offset by increases in cash used in accounts payable and deferred revenue.

For the three months ended March 30, 2024, net cash used in investing activities was $3 thousand, which consisted of capital expenditures. For the three months ended April 1, 2023, net cash used in investing activities was $43 thousand, which consisted of capital expenditures.

For the three months ended March 30, 2024, no net cash was used in financing activities. For the three months ended April 1, 2023, net cash provided by financing activities was $37 thousand, primarily from payroll taxes related to net share settlement of equity awards partially offset by the net proceeds arising from the proceeds from stock option exercises.

We have historically funded our operations primarily through sales of our products to customers, sales of our common stock and borrowing arrangements. As of March 30, 2024, our principal sources of liquidity consisted of cash and cash equivalents of $5.4 million. We have incurred net losses over the last several years, and as of March 30, 2024, have an accumulated deficit of approximately $82.5 million. We expect to continue to incur operating losses and negative cash flows from operations.

Management evaluates whether there are relevant conditions and events that, in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued.

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern. However, we have sustained operating losses in the current quarter and expect to incur losses in the next five quarters. Accordingly, we concluded there was substantial doubt about our ability to continue as a going concern for 12 months from the date of the filing of this Quarterly Report on Form 10-Q. However, management currently believes that it has plans in place to reduce cash expenditure and can alleviate this substantial doubt as of the date of this filing.

To fund further operations, we will need to raise additional capital. We may obtain additional financing in the future through the issuance of common stock, other equity or debt financing. Our ability to continue as a going concern or meet the minimum liquidity requirements in the future is dependent on our ability to raise additional capital, of which there can be no assurance. If the necessary financing is not obtained or achieved, we will likely be required to reduce our planned expenditures, which could have a material adverse impact on our results of operations, financial condition and our ability to achieve our strategic objective. There can be no assurance that financing will be available on acceptable terms, or at all. In addition, any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 30, 2024. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Operational factors

•
we may need additional funding and may not be able to raise capital when needed, which could force us to delay or reduce commercialization efforts;
•
our financial condition raises serious doubt as to our ability to continue to operate as a going concern;
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
•
maintaining relationships with health-care providers;
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

Risks Relating to our Business

We may need additional funding and may not be able to raise capital when needed, which could force us to delay or reduce our commercialization efforts.

We are actively engaged in a review of our near-, medium- and long-term financing needs, which includes seeking to raise additional capital through strategic alternatives, equity offerings and debt financings. Such additional financing may not be available to us on acceptable terms or at all. Given the current market price of our common stock, any equity financing would result in significant dilution to our existing stockholders. In addition, any additional equity or debt financing that we raise may contain terms that are not favorable to us or our stockholders. For example, if we raise funds by issuing equity or equity-linked securities, the issuance of such securities could result in dilution to our stockholders. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of our common stock. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline.

In addition, the terms of debt securities issued, or borrowings, could impose significant restrictions on our operations including restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to pay dividends, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions that could adversely affect our ability to conduct our business. In the event that we enter into collaborations or licensing arrangements to raise capital, we may be required to accept unfavorable terms, such as relinquishment or licensing of certain technologies or products that we otherwise would seek to develop or commercialize ourselves, or reserve for future potential arrangements when we might otherwise be able to achieve more favorable terms.

If we are unable to obtain adequate financing on terms satisfactory to us when we require it, we may terminate or delay sales and marketing efforts or other activities necessary to commercialize our products. If this were to occur, our ability to grow and support our business and to respond to market challenges could be significantly limited, which could have a material adverse effect on our business, financial condition, and results of operations.

There is substantial doubt regarding our ability to continue as a going concern. We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our commercial programs, product development efforts or other operations.

Developing and commercializing products for the ophthalmology market is expensive, and we have incurred significant operating losses as result. Based on our current business plan as of the date hereof, there is substantial doubt regarding our ability to continue as a going concern. Our recurring losses, negative cash flows, ongoing strategic alternatives, and the need for additional financing raise doubt about our ability to continue to execute our business plan as currently intended. Furthermore, our cash forecasts are based on assumptions that may prove to be wrong, and we could use out available capital resources earlier than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may exhaust our available capital sooner than planned. See Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" of this Quarterly Report on Form 10-Q for a discussion of our expected cash runway.

Moreover, as a result of recent volatile market conditions, the cost and availability of capital has been and may continue to be adversely affected. Continued turbulence in the U.S. market and economy may adversely affect our liquidity and financial condition, including our ability to access the capital markets to meet liquidity needs.

To fund further operations, the Company will need to raise additional capital. The Company’s ability to continue as a going concern or meet the minimum liquidity requirements in the future is dependent on its ability to raise additional capital, of which there can be no assurance. If we are unable to obtain funding on a timely basis, increase sales or reduce expenses, we will be unable to continue to fund our operations, continue to sell our products, realize value from our assets, or discharge our liabilities in the normal course of business. Although management plans to reduce cash expenditures to alleviate such ongoing concerns, if we become unable to continue as a going concern, we could have to liquidate our assets, and potentially realize significantly less than the values at which they are carried on our financial statements, and stockholders could lose all or part of their investment. Additionally, our financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Thus, our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

We are investing a substantial amount of time, resources and efforts in connection with our relationship with Topcon, including commercializing our products in certain geographies and working to achieve certain sales baselines by product category and region. All of these actions divert resources away from our other initiatives and operations, particularly with respect to product sales in the United States. These efforts may not result in the anticipated additional products, efficiencies or revenues for our company, which could adversely affect our business, operating results and financial condition as a result.

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

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the first quarter of fiscal year 2024, our international sales were $6.4 million, or 54.8% of total revenues. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. All of our international revenues and costs for the first quarter of fiscal year 2024 have been denominated in U.S. dollars except for sales transacted through our German subsidiary. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our U.S. dollar-denominated products more expensive and thus less competitive in foreign markets and may negatively affect our reported revenue in any particular reporting period. Our international operations and sales are subject to a number of risks and potential costs, including:

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

Our products are typically purchased by doctors, clinics, hospitals and other users, which bill various third-party payers, such as governmental programs and private insurance plans, for the health-care services provided to their patients. Changes in government legislation or regulation or in private third-party payers’ policies toward reimbursement for procedures employing our products may prohibit adequate reimbursement. There have been a number of legislative and regulatory proposals to change the healthcare system, reduce the costs of healthcare and change medical reimbursement policies. Doctors, clinics, hospitals and other users of our products may decline to purchase our products to the extent there is uncertainty regarding reimbursement of medical procedures using our products and any healthcare reform measures. Further proposed legislation, regulation and policy changes affecting third-party reimbursement are likely. Among other things, Congress has in the past proposed changes to and the repeal of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, collectively, the “Affordable Care Act”, and the current U.S. presidential administration has announced certain policy changes that could impact the availability of benefits under the Affordable Care Act. For example, tax reform legislation enacted at the end of 2017 eliminated the tax penalty for individuals who did not maintain sufficient health insurance coverage beginning in 2019 (the “individual mandate”). We anticipate continued Congressional interest in modifying provisions of the Affordable Care Act. At this time, it remains unclear whether there will be any changes made to or any repeal of the Affordable Care Act, with respect to certain of its provisions or in its entirety or related administrative policies. Various healthcare reform proposals have also emerged at the state level.

We are unable to predict what legislation or regulation, if any, relating to the health-care industry or third-party coverage and reimbursement may be enacted in the future at the state or federal level, or what effect such legislation or regulation may have on us. Furthermore, existing legislation and regulation related to the health-care industry and third-party coverage reimbursement, including the Affordable Care Act, has been subject to judicial challenge, and may be subject to similar challenges from time to time in the future (such as the California v. Texas case). In June 2021, the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the Affordable Care Act, dismissing the case on procedural grounds without specifically ruling on the constitutionality of the Affordable Care Act. Denial of coverage and reimbursement of our products, or the revocation or changes to coverage and reimbursement policies, could have a material adverse effect on our business, results of operations and financial condition.

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

We are subject to macroeconomic fluctuations in the U.S. and worldwide economy including inflationary pressures that may cause the cost of manufacturing our products or servicing our products to increase. Concerns about consumer and investor confidence, the upcoming presidential election in the United States, volatile corporate profits and reduced capital spending, uncertainty in the global banking and financial services market, international conflicts, terrorist and military activity, civil unrest and pandemic-related illness could reduce customer orders or cause customer order cancellations. For example, any future global pandemic or other public health emergencies may cause adverse impacts on global economic activity which could negatively impact our business. In addition, political and social turmoil related to international conflicts, such as that occurring in Russia-Ukraine and Israel-Hamas, and terrorist acts may put further pressure on economic conditions in the United States and abroad.

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

Our sales and operating results may vary significantly from quarter to quarter and from year to year in the future. Our operating results are affected by a number of factors, many of which are beyond our control. Factors contributing to these fluctuations include the following:

•
general macroeconomic conditions, including inflationary pressures and heightened interest rates, uncertainty in the global banking and financial services market, upcoming presidential election in the United States, global pandemics and responsive measures and the wars between Russia-Ukraine and Israel-Hamas;
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

We currently market visible and infrared medical laser systems and delivery devices to the ophthalmology market. We believe that continued and increased sales, if any, of these medical laser systems is dependent upon a number of factors including the following:

•
the impact of any future resurgence of any future global pandemic or other public health emergencies on timing of ophthalmic treatment procedures;
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

Our principal ophthalmic laser competitors are Alcon Inc., Bausch Health Companies Inc., Carl Zeiss Meditec AG, Lumenis Ltd., Nidek Co. Ltd., Lumibird, ARC Gmbh, Meridian, OD-OS GmBh and Norlase. We also compete with alternative glaucoma surgical device companies such as Alcon, Inc., Novartis AG, Allergan, Inc., Glaukos Corporation and New World Medical, Inc. Pharmaceuticals represent alternative treatments to our laser procedures. Some of our principal pharmaceutical competitors are Alcon, Inc., Allergan, Inc., Astellas Pharma Inc., Pfizer Inc., Regeneron Pharmaceuticals, Inc., and Roche Holding Ltd. (Genentech). Some of our competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. Some companies also have greater name recognition than us and long-standing customer relationships. In addition, other medical device companies, academic and research institutions, or others, may develop new technologies or therapies, including medical devices, surgical procedures or pharmacological treatments and obtain regulatory approval for products utilizing such techniques that are more effective in treating the conditions targeted by us, or are less expensive than our current or future products. Our technologies and products could be rendered obsolete by such developments. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

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

Our success and ability to compete is dependent, in part, upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. As of March 30, 2024, our patent portfolio includes 67 active United States patents and 84 active international patents on the technologies related to our products and processes. In addition, as of March 30, 2024, we have 12 patent applications pending in the United States and 19 international patent applications pending. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Patents have a limited lifetime and once a patent expires competition may increase.

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

We use quarterly and annual forecasts based primarily on our anticipated product orders to plan our manufacturing efforts and determine our requirements for components and materials. It is very important that we accurately predict both the demand for our product and the lead times required to obtain or manufacture the necessary components, materials, and fully assembled products. Lead times for components and fully assembled products vary significantly and depend on numerous factors, including the specific supplier, the size of the order, contract terms and current market demand for such products. If we overestimate the demand for our product, we may have excess inventory, which would increase our costs. If we underestimate demand for our product and consequently, our components, materials and fully assembled product requirements, we may have inadequate inventory, which could interrupt our manufacturing, delay delivery of our product to our customers and result in the loss of customer sales. Any of these occurrences would negatively impact our business and operating results.

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

Our facilities could be subject to catastrophic loss such as fire, flood, unpredictable power outages, or earthquake. All of our research and development activities, manufacturing, our corporate headquarters and other critical business operations are located near major earthquake faults in Mountain View, California. California can experience earthquakes, catastrophic wildfires, and intermittent power outages. Any such loss at any of our facilities caused by fires, flooding, power outages, or earthquakes could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair and replace our facilities.

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

If we fail to maintain our relationships with health-care providers, customers may not buy our products and our revenue and profitability may decline. At the same time, relationships with these individuals and entities are the subject of heightened scrutiny and may present the potential for healthcare compliance risks.

We market our products to numerous health-care providers, including physicians, hospitals, ambulatory surgical centers, government affiliated groups and group purchasing organizations. We have developed and strive to maintain close relationships with members of each of these groups who assist in product research and development and advise us on how to satisfy the full range of surgeon and patient needs. We rely on these groups to recommend our products to their patients and to other members of their organizations. The failure of our existing products and any new products we may introduce to retain the support of these various groups could have a material adverse effect on our business, financial condition and results of operations. In addition, our interactions, communications, and financial relationships with these individuals and entities present potential healthcare compliance risks.

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

Some of our products are sold to health-care providers in general practice. Many of these health care providers purchase our products with funds they secure through various financing arrangements with third-party financial institutions, including credit facilities and short-term loans. If availability of credit becomes more limited, or interest rates increase, these financing arrangements may be harder to obtain or become more expensive for our customers, which may decrease demand for our products. Any reduction in the sales of our products would cause our business to suffer.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act requires us to track and disclose the source of certain metals used in manufacturing which may stem from minerals (so-called “conflict minerals”) which originate in the Democratic Republic of the Congo or adjoining regions. These metals include tantalum, tin, gold and tungsten. These metals are central to the technology industry and are present in some of our products as component parts. In most cases no acceptable alternative material exists which has the necessary properties. It is not possible to determine the source of the metals by analysis but instead a good faith description of the source of the intermediate components and raw materials must be obtained. The components which incorporate those metals may originate from many sources and we purchase fabricated products from manufacturers who may have a long and difficult-to-trace supply chain. As the spot price of these materials varies, producers of the metal intermediates can be expected to change the mix of sources used, and components and assemblies which we buy may have a mix of sources as their origin. We are required to carry out a diligent effort to determine and disclose the source of these materials. There can be no assurance we can obtain this information from intermediate producers not willing or not able to provide this information or further identify their sources of supply or to notify us if these sources change. These metals are subject to price fluctuations and shortages which can affect our ability to obtain the manufactured materials we rely on at favorable terms or from consistent sources. These changes could have an adverse impact on our ability to manufacture and market our devices and products.

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

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including changes in foreign currency exchange rates, quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions, including deteriorating market conditions due to investor concerns regarding inflation and hostilities between Russia-Ukraine and Israel-Hamas. During the first quarter of fiscal year 2024, the trading price of our common stock fluctuated from a low of $2.35 per share to a high of $3.10 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers.

During the three months ended March 30, 2024, the Company did not adopt or terminate, and no directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit No.	Exhibit Title

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.

104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRIDEX Corporation

Date: May 14, 2024	By:	/s/ DAVID I. BRUCE
		Name:	David I. Bruce
		Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2024	By:	/s/ FUAD AHMAD
		Name:	Fuad Ahmad
		Title:	Interim Chief Financial Officer (Principal Financial Officer)