Form 10-Q
period 2024-06-29
IRIDEX CORP
filed 2024-08-08
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2024

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-27598

IRIDEX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0210467
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1212 Terra Bella Avenue Mountain View, California	94043-1824
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 940-4700

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	IRIX	Nasdaq Capital Market

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

The number of shares of common stock, $0.01 par value, issued and outstanding as of August 5, 2024 was 16,509,412.

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
•
success of our strategic alternatives;
•
macroeconomic conditions, including impact of global pandemics or other public health emergencies or outbreaks, foreign exchange fluctuation, inflation concerns, and changing interest rates on our business and results of operations;
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

IRIDEX Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share and per share data)

	June 29, 2024	December 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$4,111	$7,034
Accounts receivable, net	6,269	6,727
Receivable from related party	1,773	2,927
Inventories	11,124	9,906
Prepaid expenses and other current assets	1,730	856
Total current assets	25,007	27,450
Property and equipment, net	209	351
Intangible assets, net	1,475	1,642
Goodwill	965	965
Operating lease right-of-use assets, net	2,172	2,632
Other long-term assets	1,421	1,396
Total assets	$31,249	$34,436
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,767	$4,499
Payable to related party	619	228
Accrued compensation	2,139	1,619
Accrued expenses	868	1,996
Other current liabilities	1,467	1,233
Deferred revenue, current	2,290	2,404
Operating lease liabilities, current	995	995
Total current liabilities	16,145	12,974
Long-term liabilities:
Deferred revenue	9,261	10,025
Operating lease liabilities	1,294	1,751
Other long-term liabilities	303	164
Total liabilities	27,003	24,914
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding 16,449,283 shares as of June 29, 2024 and 16,252,813 as of December 30, 2023	172	172
Additional paid-in capital	89,257	88,444
Accumulated other comprehensive income (loss)	2	(52)
Accumulated deficit	(85,185)	(79,042)
Total stockholders’ equity	4,246	9,522
Total liabilities and stockholders’ equity	$31,249	$34,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Total revenues	$12,631	$12,855	$24,392	$26,561
Cost of revenues	7,496	7,492	14,799	15,260
Gross profit	5,135	5,363	9,593	11,301
Operating expenses:
Research and development	1,501	1,845	3,037	3,594
Sales and marketing	3,487	4,264	7,233	8,547
General and administrative	2,785	2,148	5,253	4,398
Total operating expenses	7,773	8,257	15,523	16,539
Loss from operations	(2,638)	(2,894)	(5,930)	(5,238)
Other income (expense), net	(22)	138	(156)	404
Loss from operations before provision for income taxes	(2,660)	(2,756)	(6,086)	(4,834)
Provision for income taxes	19	10	57	22
Net loss	$(2,679)	$(2,766)	$(6,143)	$(4,856)
Net loss per share:
Basic	$(0.16)	$(0.17)	$(0.38)	$(0.30)
Diluted	$(0.16)	$(0.17)	$(0.38)	$(0.30)
Weighted average shares used in computing net loss per common share:
Basic	16,287	16,036	16,270	16,018
Diluted	16,287	16,036	16,270	16,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net loss	$(2,679)	$(2,766)	$(6,143)	$(4,856)
Change in foreign currency translation adjustments	18	(5)	54	(16)
Comprehensive loss	$(2,661)	$(2,771)	$(6,089)	$(4,872)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands, except share data)

For the three months ended June 29, 2024	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances, March 30, 2024	16,252,813	$172	$88,838	$(16)	$(82,506)	$6,488
Issuance of common stock under the stock option plan	135	—	—	—	—	—
Stock-based compensation expense	—	—	419	—	—	419
Release of restricted stock, net of taxes paid	196,335	—	—	—	—	—
Other comprehensive income	—	—	—	18	—	18
Net loss	—	—	—	—	(2,679)	(2,679)
Balances, June 29, 2024	16,449,283	$172	$89,257	$2	$(85,185)	$4,246

For the six months ended June 29, 2024	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances, December 30, 2023	16,252,813	$172	$88,444	$(52)	$(79,042)	$9,522
Issuance of common stock under the stock option plan	135	—	—	—	—	—
Stock-based compensation expense	—	—	813	—	—	813
Release of restricted stock, net of taxes paid	196,335	—	—	—	—	—
Other comprehensive income	—	—	—	54	—	54
Net loss	—	—	—	—	(6,143)	(6,143)
Balances, June 29, 2024	16,449,283	$172	$89,257	$2	$(85,185)	$4,246

For the three months ended July 1, 2023	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances, April 1, 2023	16,007,161	$169	$87,312	$(35)	$(71,562)	$15,884
Stock-based compensation expense	—	—	400	—	—	400
Release of restricted stock, net of taxes paid	199,221	2	(65)	—	—	(63)
Other comprehensive loss	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(2,766)	(2,766)
Balances, July 1, 2023	16,206,382	$171	$87,647	$(40)	$(74,328)	$13,450

For the six months ended July 1, 2023	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances, December 31, 2022	15,989,662	$169	$86,802	$(24)	$(69,716)	$17,231
Adoption of ASU 2016-13	—	—	—	—	244	244
Issuance of common stock under the stock option plan	17,499	—	37	—	—	37
Stock-based compensation expense	—	—	873	—	—	873
Release of restricted stock, net of taxes paid	199,221	2	(65)	—	—	(63)
Other comprehensive loss	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	(4,856)	(4,856)
Balances, July 1, 2023	16,206,382	$171	$87,647	$(40)	$(74,328)	$13,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended
	June 29, 2024	July 1, 2023
Operating activities:
Net loss	$(6,143)	$(4,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	312	374
Amortization of operating lease right-of-use assets	460	527
Stock-based compensation	813	873
Changes in operating assets and liabilities:
Accounts receivable	458	62
Receivable from related party	1,154	1,157
Inventories	(1,218)	(513)
Prepaid expenses and other current assets	(874)	252
Other long-term assets	(25)	(288)
Accounts payable	3,268	286
Payable to related party	391	119
Accrued compensation	520	(286)
Accrued expenses	(1,128)	(154)
Deferred revenue	(878)	(962)
Operating lease liabilities	(457)	(510)
Other liabilities	373	(65)
Net cash used in operating activities	(2,974)	(3,984)
Investing activities:
Acquisition of property and equipment	(3)	(59)
Net cash used in investing activities	(3)	(59)
Financing activities:
Proceeds for stock option exercises	—	37
Taxes paid related to net share settlements of equity awards	—	(63)
Net cash used in financing activities	—	(26)
Effect of foreign exchange rate changes	54	(32)
Net decrease in cash and cash equivalents	(2,923)	(4,101)
Cash and cash equivalents, beginning of period	7,034	13,922
Cash and cash equivalents, end of period	$4,111	$9,821
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$20	$53
Supplemental disclosure of non-cash activities:
Transfer of inventory to property and equipment	—	$3

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023, which was filed with the SEC on March 29, 2024. The results of operations for the three and six months ended June 29, 2024 and July 1, 2023 are not necessarily indicative of the results for the fiscal year ending December 28, 2024 or any future interim period. The three months ended June 29, 2024 and July 1, 2023 each had 13 weeks. For purposes of reporting the financial results, the Company’s fiscal years end on the Saturday closest to the end of December. Periodically, the Company includes a 53rd week to a year in order to end that year on the Saturday closest to the end of December.

Liquidity and Management Plans

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the six months ended June 29, 2024, the Company implemented cost savings initiatives to increase operational efficiencies across all departments, which the Company expects will decrease its operating expenses and increase working capital over the next five quarters. Based on these cost savings initiatives implemented by the Company and the closing of the $3.4 million Note with The Lind Partners, LLC (“Lind”) (with an option to have an additional $1.5 million Subsequent Note), management believes it has alleviated substantial doubt about the Company’s ability to satisfy its liquidity needs over the next 12 months.

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

4.
Royalty Revenue: The Company has royalty agreements with two customers related to the sale of the Company’s intellectual property. Under the terms of these agreements, one customer is to remit a percentage of sales to the Company as the sales occur and one customer is to remit fixed amount royalty payments based on the quantity sold as the sales occur.

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

5. Exclusive Distribution Rights: On March 2, 2021, the Company and Topcon Corporation (“Topcon”) entered into a distribution agreement (“Distribution Agreement”), pursuant to which the Company granted Topcon the exclusive right to distribute the Company’s retina and glaucoma products in certain geographies outside the United States. The exclusivity arrangement with Topcon obligates the Company to provide training, customer support, and exclusive territorial rights to Topcon for certain international regions, for a period of 10 years, commencing upon regulatory approval to transfer existing (non-exclusive) distribution rights from the current distributors in those regions to Topcon. The Company has the right to terminate the exclusive distribution rights granted to Topcon for any of the regions at any point in time during the 10 year exclusivity term for a termination fee that is based on a multiple of 1.2 times the revenue generated by the Company in 2019 for the respective region. Management has determined that the exclusivity rights, training, and customer support represents a single combined performance obligation for each region, to be recognized as exclusivity fee revenue on a straight-line basis over the 10 year period for each region, commencing on the date that regulatory approval is obtained for each region, based on the standalone selling price for such combined performance obligation for each region. The estimated fair value of the exclusive distribution rights for all regions combined totaled approximately $14.8 million. Of this amount, management has fully-constrained and returned to Topcon the arrangement fee allocated to Belarus (approximately $0.2 million) because obtaining the necessary regulatory approvals and termination of existing distributor relationship was not feasible. For each of the three months ended June 29, 2024 and July 1, 2023, $0.4 million and $0.3 million in revenue related to the exclusive distribution rights were recorded, respectively. For each of the six months ended June 29, 2024 and July 1, 2023, $0.7 million in revenue related to the exclusive distribution rights were recorded.

Costs of Obtaining Revenue Contracts

The Company recognized assets from certain costs incurred to obtain revenue contracts. These costs relate to sales commissions arising from the sale of our products. The costs are considered incremental and recoverable of obtaining revenue contracts with customers. These deferred costs are amortized on a straight-line basis over the estimated period of benefit, which typically ranges from 2 to 3 years. As of June 29, 2024, the Company recognized deferred costs incurred to obtain revenue contracts with customers, net of accumulated amortization, of $0.1 million, and included these amounts in Prepaid expenses and other current assets and Other long-term assets in the Company’s condensed consolidated balance sheets. Amortization expense was $19 thousand and $38 thousand for both of the three and six months ended June 29, 2024 and July 1, 2023. There were no impairment expenses for both of the three and six months ended June 29, 2024 and July 1, 2023, respectively.

Sales commissions that do not represent incremental and recoverable costs of obtaining a contract are expensed as incurred. As a practical expedient, the Company will not recognize such sales commission as a contract asset but rather recognize as an expense when incurred if the amortization period of the asset that the Company would have otherwise recognized is one year or less.

Contract Fulfillment Costs

The Company recognized an asset from the costs incurred to fulfill a contract. These costs relate directly and must be incurred to satisfy performance obligations on certain specific contract with a customer. These costs are expected to be recovered over time and are amortized on a systematic basis that is consistent with the recognition of revenue to which it relates. As of June 29, 2024, the Company recognized deferred costs incurred to fulfill a contract with a customer, net of accumulated amortization, of $0.6 million, and included these amounts in Prepaid expenses and other current assets and Other long-term assets in the Company’s condensed consolidated balance sheets. Amortization expense was $21 thousand and $41 thousand for both of the three and six months ended June 29, 2024 and July 1, 2023. There were no impairment expenses for each of three and six months ended June 29, 2024 and July 1, 2023.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use (“ROU”) assets, net and Operating lease liabilities in our condensed consolidated balance sheets. As of June 29, 2024 and December 30, 2023, the Company was not a party to any finance lease arrangements.

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

We market our products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of our customers and maintains a provision for potential credit losses. Historically, we have not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the three and six months ended June 29, 2024, one customer, Topcon, accounted for more than 10% of total revenues, representing 38% and 35%, respectively. For the three and six months ended July 1, 2023, one customer, Topcon, accounted for more than 10% of total revenues, representing 28% and 30%, respectively As of June 29, 2024, one customer, Topcon, accounted for over 10% of our accounts receivable, representing 19%. As of December 30, 2023, one customer, Topcon, accounted for more than 10% of our accounts receivable, representing 30%.

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

A reconciliation of the changes in the Company’s deferred revenue balance for the six months ended June 29, 2024 and July 1, 2023, is as follows:

	Six Months Ended
	June 29, 2024	July 1, 2023
Balance, beginning of period	$12,429	$14,153
Additions to deferral	678	607
Revenue recognized	(1,556)	(1,569)
Balance, end of the period	11,551	13,191
Non-current portion of deferred revenue	9,261	10,881
Current portion of deferred revenue	$2,290	$2,310

During the six months ended June 29, 2024 and July 1, 2023, approximately $1.4 million and $0.9 million was recognized pertaining to amounts deferred as of December 30, 2023 and December 31, 2022, respectively. As of June 29, 2024, approximately $9.0 million of the non-current portion of deferred revenue and $1.5 million of the current portion of deferred revenue pertain to exclusivity distribution rights deferred revenue.

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

As warranty reserves do not meet the criteria to have separate captions on the face of the condensed consolidated balance sheet, we removed these captions and included those amounts in other current and long-term liabilities.

Implementation Costs Incurred in a Cloud Computing Service Arrangement

The Company has implemented a new enterprise resource planning (“ERP”) system. The new ERP system operates in a cloud-based environment. The Company concluded that this cloud computing arrangement does not include a license, and therefore, will account for this arrangement as one that is a service contract. The Company capitalized $1.1 million in implementation costs and began utilizing the ERP system near the end of the third quarter of 2023 and is recognizing amortization of the capitalized implementation costs over five years on a straight-line basis. For the six months ended June 29, 2024 approximately $113 thousand of amortization expenses were recorded. There were no amortization expenses for the six months ended July 1, 2023.

Recent Accounting Standards Not Yet Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company’s annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

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

The following table presents the activity in the provision for credit losses for accounts receivable by pool type for the six months ended June 29, 2024 (in thousands):

	Domestic	International	Total
Balance, beginning of period	$(94)	$(52)	$(146)
Change to provision	16	18	34
Balance, end of period	$(78)	$(34)	$(112)

4. Related Party - Topcon

As of June 29, 2024, Topcon holds a 9.9% voting interest in the Company, which qualifies it to be a principal owner and considered a related party, even though it currently does not have significant influence over the Company’s operations.

Topcon resells certain of our products as our exclusive distributor in certain international regions. At the same time, the Company also purchases certain raw materials from Topcon. During the three and six months ended June 29, 2024, the Company’s revenues related to Topcon amounted to approximately $4.1 million and $7.4 million, including $0.4 million and $0.7 million, respectively, in recognized exclusive distribution rights revenue. During the three and six months ended July 1, 2023, the Company’s revenues related to Topcon amounted to approximately $3.7 million and $8.0 million, respectively, including $0.3 million and $0.7 million, respectively, in recognized exclusive distribution rights revenue. The Company’s purchases from Topcon during the three and six months ended June 29, 2024 amounted to approximately $0.1 million and $0.2 million, respectively. As of June 29, 2024, the amounts receivable from and payable to Topcon were $1.8 million and $0.5 million, respectively. As of December 30, 2023, the amounts receivable from and payable to Topcon were $2.9 million and $0.2 million, respectively.

5. Inventories

The components of the Company’s inventories as of June 29, 2024 and December 30, 2023 are as follows:

	June 29, 2024	December 30, 2023
Raw materials	$4,926	$5,288
Work in process	20	156
Finished goods	6,178	4,462
Total inventories	$11,124	$9,906

6. Goodwill and Intangible Assets

Goodwill

The carrying value of goodwill was $1.0 million as of both June 29, 2024 and December 30, 2023.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an annual impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test during the second quarter of fiscal year 2024 and determined that its goodwill was not impaired.

Intangible Assets

The following table summarizes the components of gross and net of intangible assets carrying amounts (in thousands):

	June 29, 2024				December 30, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Lives Remaining	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relations	$340	$274	$66	3.12 Years	$340	$260	$80
Developed technology	1,899	679	1,220	4.64 Years	1,899	543	1,356
Trade names	300	111	189	5.67 Years	300	94	206
Patents	600	600	—	Varies	600	600	—
	$3,139	$1,664	$1,475		$3,139	$1,497	$1,642

For each of the six months ended June 29, 2024, and July 1, 2023 amortization expense totaled $167 thousand.

The amortization of developed technology was charged to research and development expense and the amortization of customer relations and trade names was charged to sales and marketing expense. Estimated future amortization expense for purchased intangible assets is as follows (in thousands):

Fiscal Year:
Remainder of 2024 (six months)	$168
2025	323
2026	319
2027	319
2028	200
Thereafter	146
Total	$1,475

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of June 29, 2024 and December 30, 2023, approximate fair value because of the short maturity of these instruments.

As of June 29, 2024 and December 30, 2023, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

	As of June 29, 2024				As of December 30, 2023
	Fair Value Measurements				Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,238	$—	$—	$1,238	$43	$—	$—	$43

The Company’s Level 1 financial assets are money market funds whose fair values are based on quoted market prices. The Company does not have any Level 2 and Level 3 financial assets or liabilities.

8. Leases and Commitments and Contingencies

Operating Leases

Our operating leases consist of facility and office equipment leases. Operating lease expenses for each of the six months ended June 29, 2024 and July 1, 2023 was $0.5 million. The weighted average discount rate used in calculating the present value of lease payments was 4.8%. As of June 29, 2024, the weighted average remaining lease term for our operating leases was 2.2 years.

The following represents maturities of operating lease liabilities as of June 29, 2024 (in thousands):

Fiscal Year	Operating Lease Payments
Remainder of 2024 (six months)	$558
2025	1,111
2026	762
Total lease payments	2,431
Less: Imputed interest	(142)
Total lease liabilities	2,289
Non-current portion of lease liabilities	(1,294)
Current portion of lease liabilities	$995

Purchase Commitments

Our purchase commitments consist primarily of non-cancellable purchase commitments with vendors to manufacture certain components and ophthalmic instrumentation. As of June 29, 2024, our future minimum payments through fiscal year 2025 for our purchase commitments were approximately $14.1 million, with $8.1 million committed for the next 12 months.

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

Legal Proceedings

From time to time, we may be involved in legal proceedings arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business, condensed consolidated operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

2008 Equity Incentive Plan, as amended.

The terms of awards granted during the six months ended June 29, 2024 were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 30, 2023.

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended June 29, 2024 and July 1, 2023 (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Cost of revenues	$73	$34	$133	$95
Research and development	52	52	104	104
Sales and marketing	110	85	221	206
General and administrative	184	229	355	468
Total stock-based compensation expense	$419	$400	$813	$873

Stock-based compensation expense capitalized to inventory was immaterial for the six months ended June 29, 2024 and July 1, 2023.

As of June 29, 2024, there was $1.4 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements. The cost is expected to be recognized over a weighted average period of 1.76 years.

Summary of Stock Options

The following table summarizes stock options information during the six months ended June 29, 2024:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding as of December 30, 2023	2,757,921	$3.60
Granted	20,300	$2.94
Exercised	(135)	$2.32
Canceled or forfeited	(490,666)	$4.68
Outstanding as of June 29, 2024	2,287,420	$3.37	$36

The weighted average grant date fair value of the options granted was $1.82 and $1.35 per share for the six months ended June 29, 2024 and July 1, 2023, respectively.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock-based awards (options) with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Average risk free interest rate	4.35%	3.83%	4.35%	3.83%
Expected life (in years)	4.40	4.40	4.40	4.40
Dividend yield	—	—	—	—
Average volatility	77%	76%	77%	76%

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

Information regarding stock options outstanding, vested, expected to vest, and exercisable as of June 29, 2024 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Options outstanding	2,287,420	$3.37	4.29	$36
Options vested and expected to vest	2,230,362	$3.40	4.24	$34
Options exercisable	1,258,699	$4.03	3.03	$12

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of June 29, 2024, that would have been received by option holders had all option holders exercised their stock options as of that date. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the six months ended June 29, 2024 and July 1, 2023 was immaterial and approximately $4 thousand, respectively.

Summary of RSUs

Information regarding RSUs activity for the six months ended June 29, 2024 is summarized below:

Number of Shares
Outstanding as of December 30, 2023	353,212
RSUs granted	120,000
RSUs released	(196,335)
RSUs forfeited	(16,669)
Outstanding as of June 29, 2024	260,208

10. Income Taxes

Provision for Income Tax

The Company calculates its interim tax provision in accordance with the provisions of ASC Topic 740-270, Income Taxes; Interim Reporting. For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur. The Company recorded a provision for income tax of $57 thousand and $22 thousand for the six months ended June 29, 2024 and July 1, 2023, respectively.

Deferred Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. As of the second quarter of fiscal year 2024, based on the Company’s recent history of losses and its forecasted losses, management believes it is more likely than not that a full valuation allowance is required. Accordingly, the Company continues to provide a full valuation allowance on its federal and states deferred tax assets.

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

For the three months ended June 29, 2024 and July 1, 2023, potential shares from stock options and RSUs totaling 2,856,244 and 2,260,886 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding. For the six months ended June 29, 2024 and July 1, 2023, potential shares from stock options and RSUs totaling 2,878,936 and 2,281,161 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding.

A reconciliation of the numerator and denominator of basic and diluted net loss per common share is provided as follows (in thousands except per share data):

	Three Months Ended			Six Months Ended
	June 29, 2024		July 1, 2023	June 29, 2024		July 1, 2023
Numerator:
Net loss	$(2,679)	$	$(2,766)	$(6,143)	$	$(4,856)
Denominator:
Weighted average shares of common stock (basic)	16,287		16,036	16,270		16,018
Weighted average shares of common stock (diluted)	16,287		16,036	16,270		16,018
Per share data:
Basic net loss per share	$(0.16)	$	$(0.17)	$(0.38)	$	$(0.30)
Diluted net loss per share	$(0.16)	$	$(0.17)	$(0.38)	$	$(0.30)

12. Business Segments

The Company operates in one segment: ophthalmology. The Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service, and support activities.

Revenue information shown by product group is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Cyclo G6	$3,336	$3,658	$6,289	$7,327
Retina	7,295	6,857	14,069	14,071
Other(1)	2,000	2,340	4,034	5,163
Total revenues	$12,631	$12,855	$24,392	$26,561

(1) Includes service contract revenues of $0.1 million and $0.3 million, and $0.4 million and $0.8 million recognized during the three and six months ended June 29, 2024 and July 1, 2023, respectively. Includes $0.4 million and $0.7 million recognized revenue related to the exclusive distribution rights during both of the three and six months ended June 29, 2024 and July 1, 2023, respectively. Other also includes revenues from paid service, royalty, freight and legacy G probes.

Revenue information shown by geographic region, based on the sales destination, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
United States	$5,598	$6,742	$10,919	$13,516
Europe, Middle East and Africa	2,667	2,843	6,365	7,020
Asia/Pacific Rim	3,597	2,482	6,042	4,625
Americas, excluding the U.S.	769	788	1,066	1,400
	$12,631	$12,855	$24,392	$26,561

Revenues are attributed to countries based on the location of end customers.

Other than the United States, the Netherlands accounted for at least 10% of the Company’s revenues during the three and six months ended June 29, 2024, representing 12% and 14.5%, respectively. Other than the United States, the Netherlands accounted for at least 10% of the Company’s revenues during the three and six months ended July 1, 2023, representing 12% and 14%, respectively. The United States accounted for 44.3% and 52.4% of revenues for the three months ended June 29, 2024 and July 1, 2023, respectively, and 44.8% and 50.9% for the six months ended June 29, 2024 and July 1, 2023, respectively.

13. Subsequent Event

On August 4, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Lind Global Asset Management IX LLC, an entity managed by The Lind Partners, LLC (together, “Lind”) pursuant to which the Company issued a senior convertible promissory note (the “Note”) to Lind, raising net proceeds of approximately $3.4 million at closing. Subject to certain conditions, the Company may issue a subsequent note with substantially similar terms (the “Subsequent Note”, and together with the Note, the “Lind Notes”) to Lind for additional proceeds of approximately $1.5 million.

The Note has (and the Subsequent Note, if issued, will have) a 24-month term. The Note was issued on August 7, 2024 and has a principal amount of $4,200,000 and the Subsequent Note, if issued, will have a principal amount of up to $1,800,000. The Note is convertible at Lind’s option into shares of the Company’s common stock at an initial conversion price of $2.44, subject to any adjustments set forth in the Note, provided no such adjustment shall result in a conversion price that is less than $0.39. Commencing 120 days from the issuance date of the Note, subject to certain conditions, the Company will repay the outstanding principal amount of the Note in twenty consecutive monthly installments. At the Company’s option, such repayments can be made in cash plus a 4% premium, a number of shares of the Company’s common stock (the “Repayment Shares”) determined by dividing the portion of the principal amount of the Note being paid in shares of the Company’s common stock by 90% of the average of the five (5) lowest daily VWAPs during the twenty (20) trading days prior to the applicable payment date (subject to a floor price of $0.39), or a combination of cash and Repayment Shares.

The total number of shares of the Company’s common stock issuable pursuant to the terms of the Transaction Documents (as defined in the Securities Purchase Agreement) is capped at (i) prior to the receipt of stockholder approval, a number of shares of the Company’s common stock equal to 19.99% of the number of shares of the Company’s common stock outstanding as of August 4, 2024, and (ii) following the receipt of stockholder approval, a number of shares of the Company’s common stock equal to 30% of the number of shares of the Company’s common stock outstanding as of August 4, 2024.

Refer to our 8-K filed on August 5, 2024 for further details.

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

Research and development expenses consist primarily of personnel costs, materials to support new product development and research support provided to clinicians at medical institutions developing new applications, which utilize our products and regulatory expenses. Research and development costs have been expensed as incurred.

Sales and marketing expenses consist primarily of costs of personnel, sales commissions, travel expenses, advertising and promotional expenses.

General and administrative expenses consist primarily of costs of personnel, legal, accounting and other public company costs, insurance and other expenses not allocated to other departments.

Impact of Macroeconomic Conditions to our Business

Current macroeconomic conditions exhibit challenges that can affect capital equipment purchasing demand and timing, including recessionary fears, inflation concerns, changing interest rates, concerns related to the upcoming presidential election in the United States, as well as other geopolitical developments, have impacted and may continue to impact business spending and the economy as a whole. As a result, we have seen customers extend purchase decision cycles. We have also experienced some demand softness due to pricing effects from the strength of the U.S. Dollar that have impacted and may continue to impact our operations.

The macroeconomic conditions on our business and operations remain uncertain, and it is not possible for us to predict the duration and extent to which they will affect our business, future results of operations, and financial condition.

For more information on risks associated with the current macroeconomic conditions, see the section titled “Risk Factors” in Item 1A of Part II.

Results of Operations

The following table sets forth certain operating data as a percentage of revenues:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	59.3%	58.3%	60.7%	57.5%
Gross margin	40.7%	41.7%	39.3%	42.5%
Operating expenses:
Research and development	11.9%	14.4%	12.5%	13.5%
Sales and marketing	27.6%	33.2%	29.7%	32.2%
General and administrative	22.0%	16.6%	21.5%	16.5%
Total operating expenses	61.5%	64.2%	63.7%	62.2%
Loss from operations	(20.8%)	(22.5%)	(24.4%)	(19.7%)
Other income, net	(0.2%)	1.1%	(0.6%)	1.5%
Loss from operations before provision for income taxes	(21.0%)	(21.4%)	(25.0%)	(18.2%)
Provision for income taxes	0.2%	0.1%	0.2%	0.1%
Net loss	(21.2%)	(21.5%)	(25.2%)	(18.3%)

The following comparisons are between the three months ended June 29, 2024 and July 1, 2023 (in thousands):

Revenues

	Three Months Ended		Change in $	Change in %
	June 29, 2024	July 1, 2023
Cyclo G6	$3,336	$3,658	$(322)	(8.8%)
Retina	7,295	6,857	438	6.4%
Other	2,000	2,340	(340)	(14.5%)
Total revenues	$12,631	$12,855	$(224)	(1.7%)

Our total revenues decreased by $0.2 million, or 1.7%, from $12.9 million to $12.6 million. The decrease was driven by overall softer demand in our Glaucoma "Cyclo G6" product lines, partially offset by increases in Medical Retina PASCAL products, and lower royalties due to the expiration of licensed patents.

While we believe that the market for our products remains strong, the overall capital expenditure landscape within hospitals, surgical centers and physician offices may continue to be negatively impacted by persistent macroeconomic concerns.

Gross Profit and Gross Margin

Gross profit decreased $0.2 million, or 4.3% from $5.3 million to $5.1 million. Gross margin decreased by 1% from 41.7% to 40.7%. The decrease in gross margin was driven by lower royalty revenues.

Gross margins may fluctuate due to changes in the relative proportion of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and other factors.

Research and Development

Research and development expenses decreased by $0.3 million, or 18.6% from $1.8 million to $1.5 million. Spending on investment in PASCAL product line and on new and expanded product portfolio decreased as we completed these projects.

Sales and Marketing

Sales and marketing expenses decreased $0.8 million, or 18.2%, from $4.3 million to $3.5 million. The decrease was related to lower sales costs associated with lower commissions and reduction on headcount.

General and Administrative

General and administrative expenses increased by $0.6 million, or 29.7% from $2.2 million to $2.8 million. The increase is a result of higher consulting costs and deal related legal expenses.

Other Income (Expense), Net

Other expense, net was $22 thousand for the three months ended June 29, 2024 compared to other income, net, of $0.1 million for the three months ended July 1, 2023. Other income (expense), net, consisted primarily of interest income or expense and foreign currency gain or loss.

Income Taxes

We recorded an income tax provision of $19 thousand and $10 thousand for the three months ended June 29, 2024 and July 1, 2023, respectively.

The following comparisons are between the six months ended June 29, 2024 and July 1, 2023 (in thousands):

Revenues

	Six Months Ended		Change in $	Change in %
	June 29, 2024	July 1, 2023
Cyclo G6	$6,289	$7,327	$(1,038)	(14.2%)
Retina	14,069	14,071	(2)	(0.0%)
Other	4,034	5,163	(1,129)	(21.9%)
Total revenues	$24,392	$26,561	$(2,169)	(8.2%)

Our total revenues decreased by $2.2 million, or 8.2%, from $26.6 million to $24.4 million. The decrease was driven by softer demand in our Glaucoma product lines, partially offset by increases in Medical Retina PASCAL products, and lower royalties due to the expiration of licensed patents.

While we believe that the market for our products remains strong, the overall capital expenditure landscape within hospitals, surgical centers and physician offices may continue to be negatively impacted by persistent macroeconomic concerns discussed above.

Gross Profit and Gross Margin

Gross profit decreased $1.7 million, or 3.2%, from $11.3 million to $9.6 million. Gross margin decreased by 3.2% from 42.5% to 39.3%. The decrease in gross margin was driven by lower revenues and manufacturing overhead absorbed by less royalty revenue.

Gross margins may fluctuate due to changes in the relative proportion of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and other factors.

Research and Development

Research and development expenses decreased by $0.6 million, or 15.5%, from $3.6 million to $3.0 million. Spending on investment in PASCAL product line and on new and expanded product portfolio decreased as we completed these new projects. We implemented cost savings measures including reductions in workforce that resulted in lower headcount expenses.

Sales and Marketing

Sales and marketing expenses decreased by $1.3 million, or 15.4%, from $8.5 million to $7.2 million. The decrease was related to the reduction in headcount and lower consulting and travel expenses.

General and Administrative

General and administrative expenses increased by $0.9 million, or 19.4%, from $4.4 million to $5.3 million. The increase is a result of higher consulting costs and deal related legal expenses.

Other Income (Expense), Net

Other expense, net increased by $0.6 million from net income of $0.4 million to net other expense, net of $0.2 million for the six months ended June 29, 2024. Other income (expense), net, consisted primarily of interest income or expense and foreign currency gain or loss.

Income Taxes

We recorded an income tax provision of $57 thousand and $22 thousand for the six months ended June 29, 2024 and July 1, 2023, respectively.

Liquidity, Capital Resources and Management Plans

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of June 29, 2024, we had cash and cash equivalents of $4.1 million and working capital of $8.9 million compared to cash and cash equivalents of $7.0 million and working capital of $14.5 million as of December 30, 2023.

Net cash used in operating activities was $3.0 million in the six months ended June 29, 2024 compared to net cash used in operating activities of $4.0 million in the six months ended July 1, 2023. The decrease in net cash used in operating activities, expressed in direct cash flow terms, was primarily due to cash provided by inventory, prepaids, and other current assets and accrued expenses, offset by increases in cash used in accounts payable.

For the six months ended June 29, 2024, and July 1, 2023 net cash used in investing activities was $3 thousand and $59 thousand, respectively, which consisted of capital expenditures.

For the six months ended June 29, 2024, no net cash was used in financing activities. For the six months ended July 1, 2023, net cash used in financing activities was $26 thousand, primarily for taxes related to net share settlement of equity awards partially offset by the net proceeds arising from stock option exercises.

We have historically funded our operations primarily through sales of our products to customers, sales of our common stock and borrowing arrangements. As of June 29, 2024, our principal sources of liquidity consisted of cash and cash equivalents of $4.1 million. We have incurred net losses over the last several years, and as of June 29, 2024, have an accumulated deficit of approximately $85.2 million. We expect to continue to incur operating losses and negative cash flows from operations.

Management evaluates whether there are relevant conditions and events that, in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued.

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern. For the six months ended June 29, 2024, we implemented cost savings initiatives to increase operational efficiencies across all departments, which we expect will decrease our operating expenses and increase working capital over the next five quarters. Based on these cost savings initiatives implemented by us and the closing of the $3.4 million Note with Lind (with an option to have an additional $1.5 million Subsequent Note), management believes we have alleviated substantial doubt about our ability to satisfy our liquidity needs over the next 12 months.

Subsequent to the second quarter close, on August 7, 2024, we closed a Note with Lind and raised net proceeds of approximately $3.4 million. These funds are sufficient to meet our immediate and near-term capital requirements. Our future capital requirements will depend on many factors, including our strategic alternatives, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced products and our costs to implement new manufacturing technologies. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we raise additional funds through further issuances of equity, our existing stockholders could suffer dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be limited.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 29, 2024. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in legal proceedings arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business, condensed consolidated operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Risk Factor Summary

Our business operations are subject to numerous risks, factors and uncertainties outside of our control that could cause our actual results to be harmed, including risks regarding the following:

General economic factors

•
general macroeconomic conditions, including inflationary pressures and changing interest rates, a reduction in business confidence and activity, global pandemics and responsive measures and the Russia-Ukraine and Israel-Hamas conflicts.

Operational factors

•
we may need additional funding and may not be able to raise capital when needed, which could force us to delay or reduce commercialization efforts;
•
our financial condition raises serious doubt as to our ability to continue to operate as a going concern;
•
our convertible note agreement contains restrictive and financial covenants that may limit our operating flexibility and the failure to comply with such covenants could cause our outstanding debt to become accelerated;
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

Servicing our existing and future debt, including the Note, may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.

On August 7, 2024, we issued the Note to Lind, which has a principal amount of $4,200,000, and we may, in the future, issue the Subsequent Note to Lind which would have a principal amount of up to $1,800,000. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Lind Notes, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. We may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, the Securities Purchase Agreement and the Note contain, and any of our future debt agreements may contain, restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

We may not have the ability to raise the funds necessary to settle repayments of the Note in cash, and our future debt may contain limitations on our ability to make cash payments as required by the Note.

Following the occurrence of a Change of Control (as defined in the Securities Purchase Agreement), Lind may require us to prepay, effective immediately prior to the consummation of such Change of Control, the Note in an amount equal to 105% of the outstanding principal amount of the Note as of such date. In addition, commencing 120 days from the issuance date of the Note, the Company will be required to repay the outstanding principal amount of the Note in twenty consecutive monthly installments of cash, Repayment Shares, or a combination of cash and Repayment Shares, at the Company’s option, provided that no portion of the outstanding principal amount may be paid in Repayment Shares unless such Repayment Shares (A) may be immediately resold pursuant to Rule 144 under the Securities Act of 1933, as amended (the “1933 Act”), by a person that is not an affiliate of the Company, or (B) are registered for resale under the 1933 Act and a registration statement is in effect and lawfully usable to effect immediate sales of such Repayment Shares. If we do not meet the conditions for repayment in Repayment Shares, we will be required to make such monthly payments in cash. However, we may not have enough available cash or be able to obtain financing at the time we are required to make such payments on the Note or at its maturity. In addition, any cash payments would reduce the amount of cash available for our operations, which could have a material and adverse effect on our business.

Our ability to make cash payments in connection with the Note may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to make payments as required by the Note would constitute a default under the Note. A default under the Note could also lead to a default under agreements governing any of our existing or future indebtedness. Moreover, the occurrence of a Change of Control under the Note could constitute an event of default under other agreements. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness. Any failure by us to repay indebtedness, in each case, when required to do so pursuant to the terms of the Note, could have a material adverse effect on our business, financial condition, and results of operations.

Lind has conversion rights under the Note, the exercise of which could result in the issuance of a substantial amount of our common stock at a significant discount to the trading price of our common stock.

The Note is convertible at Lind’s option into shares of our common stock at an initial conversion price of $2.44, subject to any adjustments set forth in the Note. However, upon the occurrence of a Delisting Event or an Event of Default (each as defined in the Note), the Notewill become immediately due and payable, and Lind may declare an amount equal to 120% of the then outstanding principal amount of the Note due and payable, in addition to any other remedies under the Transaction Documents. Additionally, the occurrence of a Delisting Event, an Event of Default or an event which with the passage of time may result in an Event of Default, Lind may convert all or a portion of the outstanding principal amount of the Note at the lower of (i) the then-current conversion price and (ii) the greater of (a) eighty-percent (80%) of the average of the three (3) lowest daily VWAPs during the twenty (20) trading days prior to the delivery of the notice of conversion and (b) a floor price of $0.39, which would significantly dilute our stockholders. If we experience a Delisting Event or an Event of Default under the Note, we may experience a material adverse effect on our liquidity, financial condition, and results of operations.

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

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the second quarter of fiscal year 2024, our international sales were $7.0 million, or 55.7% of total revenues. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. All of our international revenues and costs for the second quarter of fiscal year 2024 have been denominated in U.S. dollars except for sales transacted through our German subsidiary. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our U.S. dollar-denominated products more expensive and thus less competitive in foreign markets and may negatively affect our reported revenue in any particular reporting period. Our international operations and sales are subject to a number of risks and potential costs, including:

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

We are subject to macroeconomic fluctuations in the U.S. and worldwide economy including inflationary pressures that may cause the cost of manufacturing our products or servicing our products to increase. Concerns about consumer and investor confidence, the upcoming presidential election in the United States, volatile corporate profits and reduced capital spending, international conflicts, terrorist and military activity, civil unrest and pandemic-related illness could reduce customer orders or cause customer order cancellations. For example, political and social turmoil related to international conflicts, such as that occurring in Russia-Ukraine and Israel-Hamas, and terrorist acts may put further pressure on economic conditions in the United States and abroad.

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

Our sales and operating results may vary significantly from quarter to quarter and from year to year in the future. Our operating results are affected by a number of factors, many of which are beyond our control. Factors contributing to these fluctuations include the following:

•
general macroeconomic conditions, including inflationary pressures and changing interest rates, upcoming presidential election in the United States, global pandemics and responsive measures and the Russia-Ukraine and Israel-Hamas conflicts;
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

Our success and ability to compete is dependent, in part, upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. As of June 29, 2024, our patent portfolio includes 67 active United States patents and 86 active international patents on the technologies related to our products and processes. In addition, as of June 29, 2024, we have 12 patent applications pending in the United States and 20international patent applications pending. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Patents have a limited lifetime and once a patent expires competition may increase.

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

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including changes in foreign currency exchange rates, quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in market valuations of other similar companies in our industry and general market conditions, including deteriorating market conditions due to investor concerns regarding inflation and the Russia-Ukraine and Israel-Hamas conflicts. During the second quarter of fiscal year 2024, the trading price of our common stock fluctuated from a low of $1.97 per share to a high of $3.53 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

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

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers.

During the three months ended June 29, 2024, the Company did not adopt or terminate, and no directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

IRIDEX Corporation

Date: August 8, 2024	By:	/s/ DAVID I. BRUCE
		Name:	David I. Bruce
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2024	By:	/s/ FUAD AHMAD
		Name:	Fuad Ahmad
		Title:	Interim Chief Financial Officer (Principal Financial Officer)