Form 10-Q
period 2024-09-28
IRIDEX CORP
filed 2024-11-12
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2024

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

The number of shares of common stock, $0.01 par value, issued and outstanding as of November 8, 2024 was 16,636,380.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

IRIDEX Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share and per share data)

	September 28, 2024	December 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$3,860	$7,034
Accounts receivable, net	5,954	6,727
Receivable from related party	1,826	2,927
Inventories	10,942	9,906
Prepaid expenses and other current assets	1,755	856
Total current assets	24,337	27,450
Property and equipment, net	157	351
Intangible assets, net	1,391	1,642
Goodwill	965	965
Operating lease right-of-use assets, net	2,034	2,632
Other long-term assets	1,270	1,396
Total assets	$30,154	$34,436
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,201	$4,499
Payable to related party	579	228
Accrued compensation	1,842	1,619
Accrued expenses	1,007	1,996
Convertible note payable, current	1,314	—
Other current liabilities	1,579	1,233
Deferred revenue, current	2,335	2,404
Operating lease liabilities, current	995	995
Total current liabilities	15,852	12,974
Long-term liabilities:
Deferred revenue	8,759	10,025
Operating lease liabilities	1,155	1,751
Convertible note payable	1,444	—
Other long-term liabilities	321	164
Total liabilities	27,531	24,914
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding 16,636,380 shares as of September 28, 2024 and 16,252,813 as of December 30, 2023	174	172
Additional paid-in capital	89,565	88,444
Accumulated other comprehensive income (loss)	2	(52)
Accumulated deficit	(87,118)	(79,042)
Total stockholders’ equity	2,623	9,522
Total liabilities and stockholders’ equity	$30,154	$34,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Total revenues	$11,581	$12,850	$35,973	$39,411
Cost of revenues	7,258	7,229	22,057	22,489
Gross profit	4,323	5,621	13,916	16,922
Operating expenses:
Research and development	1,299	1,541	4,336	5,135
Sales and marketing	2,646	3,823	9,879	12,370
General and administrative	2,248	1,945	7,501	6,343
Total operating expenses	6,193	7,309	21,716	23,848
Loss from operations	(1,870)	(1,688)	(7,800)	(6,926)
Other income (expense), net	(46)	(58)	(202)	346
Loss from operations before provision for income taxes	(1,916)	(1,746)	(8,002)	(6,580)
Provision for income taxes	17	8	74	30
Net loss	$(1,933)	$(1,754)	$(8,076)	$(6,610)
Net loss per share:
Basic	$(0.12)	$(0.11)	$(0.49)	$(0.41)
Diluted	$(0.12)	$(0.11)	$(0.49)	$(0.41)
Weighted average shares used in computing net loss per common share:
Basic	16,581	16,231	16,374	16,089
Diluted	16,581	16,231	16,374	16,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net loss	$(1,933)	$(1,754)	$(8,076)	$(6,610)
Change in foreign currency translation adjustments	—	21	54	5
Comprehensive loss	$(1,933)	$(1,733)	$(8,022)	$(6,605)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands, except share data)

For the three months ended September 28, 2024	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances, June 29, 2024	16,449,283	$172	$89,257	$2	$(85,185)	$4,246
Issuance of common stock under the stock option plan	1,875	—	4	—	—	4
Issuance of incentive shares under convertible note	126,968	1	249	—	—	250
Stock-based compensation expense	—	—	114	—	—	114
Release of restricted stock, net of taxes paid	58,254	1	(59)	—	—	(58)
Net loss	—	—	—	—	(1,933)	(1,933)
Balances, September 28, 2024	16,636,380	$174	$89,565	$2	$(87,118)	$2,623

For the nine months ended September 28, 2024	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances, December 30, 2023	16,252,813	$172	$88,444	$(52)	$(79,042)	$9,522
Issuance of common stock under the stock option plan	2,010	—	4	—	—	4
Issuance of incentive shares under convertible note	126,968	1	249	—	—	250
Stock-based compensation expense	—	—	927	—	—	927
Release of restricted stock, net of taxes paid	254,589	1	(59)	—	—	(58)
Other comprehensive income	—	—	—	54	—	54
Net loss	—	—	—	—	(8,076)	(8,076)
Balances, September 28, 2024	16,636,380	$174	$89,565	$2	$(87,118)	$2,623

For the three months ended September 30, 2023	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances, July 1, 2023	16,206,382	$171	$87,647	$(40)	$(74,328)	$13,450
Stock-based compensation expense	—	—	371	—	—	371
Release of restricted stock, net of taxes paid	26,091	1	(25)	—	—	(24)
Other comprehensive income	—	—	—	21	—	21
Net loss	—	—	—	—	(1,754)	(1,754)
Balances, September 30, 2023	16,232,473	$172	$87,993	$(19)	$(76,082)	$12,064

For the nine months ended September 30, 2023	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances, December 31, 2022	15,989,662	$169	$86,802	$(24)	$(69,716)	$17,231
Adoption of ASU 2016-13	—	—	—	—	244	244
Issuance of common stock under the stock option plan	17,499	—	37	—	—	37
Stock-based compensation expense	—	—	1,244	—	—	1,244
Release of restricted stock, net of taxes paid	225,312	3	(90)	—	—	(87)
Other comprehensive income	—	—	—	5	—	5
Net loss	—	—	—	—	(6,610)	(6,610)
Balances, September 30, 2023	16,232,473	$172	$87,993	$(19)	$(76,082)	$12,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended
	September 28, 2024	September 30, 2023
Operating activities:
Net loss	$(8,076)	$(6,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	449	479
Amortization of operating lease right-of-use assets	598	777
Accretion of original issue discount	59	—
Amortization of debt issuance costs	72	—
Stock-based compensation	927	1,244
Changes in operating assets and liabilities:
Accounts receivable	773	363
Receivable from related party	1,101	1,534
Inventories	(1,036)	409
Prepaid expenses and other current assets	(899)	339
Other long-term assets	126	(227)
Accounts payable	1,702	(1,247)
Payable to related party	351	(12)
Accrued compensation	223	(251)
Accrued expenses	(989)	(377)
Deferred revenue	(1,335)	(1,442)
Operating lease liabilities	(596)	(774)
Other liabilities	503	29
Net cash used in operating activities	(6,047)	(5,766)
Investing activities:
Acquisition of property and equipment	(4)	(141)
Net cash used in investing activities	(4)	(141)
Financing activities:
Net proceeds from issuance of convertible note payable	3,370	—
Cash paid for debt issuance costs	(493)	—
Proceeds for stock option exercises	4	37
Taxes paid related to net share settlements of equity awards	(58)	(87)
Net cash provided by (used in) financing activities	2,823	(50)
Effect of foreign exchange rate changes	54	16
Net decrease in cash and cash equivalents	(3,174)	(5,941)
Cash and cash equivalents, beginning of period	7,034	13,922
Cash and cash equivalents, end of period	$3,860	$7,981
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$17	$54
Supplemental disclosure of non-cash activities:
Transfer of inventory to property and equipment	—	$70
ROU assets obtained with extension of operating lease	—	$1,901
Issuance of incentive shares under convertible note payable	$250	—

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 30, 2023, which was filed with the SEC on March 29, 2024. The results of operations for the three and nine months ended September 28, 2024 and September 30, 2023 are not necessarily indicative of the results for the fiscal year ending December 28, 2024 or any future interim period. The three months ended September 28, 2024 and September 30, 2023 each had 13 weeks. For purposes of reporting the financial results, the Company’s fiscal years end on the Saturday closest to the end of December. Periodically, the Company includes a 53rd week to a year in order to end that year on the Saturday closest to the end of December.

Liquidity and Management Plans

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. For the nine months ended September 28, 2024, the Company implemented cost savings initiatives to increase operational efficiencies across all departments, which the Company expects will decrease its operating expenses and increase working capital through January 3, 2026. Based on these cost savings initiatives implemented by the Company and the closing of the $3.4 million Note with The Lind Partners, LLC (“Lind”) (with an option to have an additional $1.5 million in a Subsequent Note), management believes it has alleviated substantial doubt about the Company’s ability to satisfy its liquidity needs over the next 12 months.

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

5. Exclusive Distribution Rights: On March 2, 2021, the Company and Topcon Corporation (“Topcon”) entered into a distribution agreement (“Distribution Agreement”), pursuant to which the Company granted Topcon the exclusive right to distribute the Company’s retina and glaucoma products in certain geographies outside the United States. The exclusivity arrangement with Topcon obligates the Company to provide training, customer support, and exclusive territorial rights to Topcon for certain international regions, for a period of 10 years, commencing upon regulatory approval to transfer existing (non-exclusive) distribution rights from the current distributors in those regions to Topcon. The Company has the right to terminate the exclusive distribution rights granted to Topcon for any of the regions at any point in time during the 10 year exclusivity term for a termination fee that is based on a multiple of 1.2 times the revenue generated by the Company in 2019 for the respective region. Management has determined that the exclusivity rights, training, and customer support represents a single combined performance obligation for each region, to be recognized as exclusivity fee revenue on a straight-line basis over the 10 year period for each region, commencing on the date that regulatory approval is obtained for each region, based on the standalone selling price for such combined performance obligation for each region. The estimated fair value of the exclusive distribution rights for all regions combined totaled approximately $14.8 million. Of this amount, management has fully-constrained and returned to Topcon the arrangement fee allocated to Belarus (approximately $0.2 million) because obtaining the necessary regulatory approvals and termination of existing distributor relationship was not feasible. For each of the three months ended September 28, 2024 and September 30, 2023, $0.4 million in revenue related to the exclusive distribution rights were recorded. For each of the nine months ended September 28, 2024 and September 30, 2023, $1.1 million in revenue related to the exclusive distribution rights were recorded.

Costs of Obtaining Revenue Contracts

The Company recognized assets from certain costs incurred to obtain revenue contracts. These costs relate to sales commissions arising from the sale of our products. The costs are considered incremental and recoverable of obtaining revenue contracts with customers. These deferred costs are amortized on a straight-line basis over the estimated period of benefit, which typically ranges from 2 to 3 years. As of September 28, 2024, the Company recognized deferred costs incurred to obtain revenue contracts with customers, net of accumulated amortization, of $42 thousand and included these amounts in Prepaid expenses and other current assets and Other long-term assets in the Company’s condensed consolidated balance sheets. Amortization expense was $19 thousand and $57 thousand for both of the three and nine months ended September 28, 2024 and September 30, 2023. There were no impairment expenses for both of the three and nine months ended September 28, 2024 and September 30, 2023.

Sales commissions that do not represent incremental and recoverable costs of obtaining a contract are expensed as incurred. As a practical expedient, the Company will not recognize such sales commission as a contract asset but rather recognize as an expense when incurred if the amortization period of the asset that the Company would have otherwise recognized is one year or less.

Contract Fulfillment Costs

The Company recognized an asset from the costs incurred to fulfill a contract. These costs relate directly and must be incurred to satisfy performance obligations on certain specific contract with a customer. These costs are expected to be recovered over time and are amortized on a systematic basis that is consistent with the recognition of revenue to which it relates. As of September 28, 2024, the Company recognized deferred costs incurred to fulfill a contract with a customer, net of accumulated amortization, of $0.6 million, and included these amounts in Prepaid expenses and other current assets and Other long-term assets in the Company’s condensed consolidated balance sheets. Amortization expense was $21 thousand and $62 thousand for both of the three and nine months ended September 28, 2024 and September 30, 2023. There were no impairment expenses for each of three and nine months ended September 28, 2024 and September 30, 2023.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use (“ROU”) assets, net and Operating lease liabilities in our condensed consolidated balance sheets. As of September 28, 2024 and December 30, 2023, the Company was not a party to any finance lease arrangements.

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

We market our products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of our customers and maintains a provision for potential credit losses. Historically, we have not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the three and nine months ended September 28, 2024, one customer, Topcon, accounted for more than 10% of total revenues, each representing 33%. For the three and nine months ended September 30, 2023, one customer, Topcon, accounted for more than 10% of total revenues, representing 34% and 29%, respectively. As of September 28, 2024, one customer, Topcon, accounted for over 10% of our accounts receivable, representing 23%. As of December 30, 2023, one customer, Topcon, accounted for more than 10% of our accounts receivable, representing 30%.

Taxes Collected from Customers and Remitted to Governmental Authorities

Total revenues are recognized net of taxes collected from customers and remitted to governmental authorities in the accompanying condensed consolidated statements of operations.

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

A reconciliation of the changes in the Company’s deferred revenue balance for the nine months ended September 28, 2024 and September 30, 2023, is as follows:

	Nine Months Ended
	September 28, 2024	September 30, 2023
Balance, beginning of period	$12,429	$14,153
Additions to deferral	958	938
Revenue recognized	(2,293)	(2,380)
Balance, end of the period	11,094	12,711
Non-current portion of deferred revenue	8,759	10,472
Current portion of deferred revenue	$2,335	$2,239

During the nine months ended September 28, 2024 and September 30, 2023, approximately $1.9 million and $1.3 million was recognized pertaining to amounts deferred as of December 30, 2023 and December 31, 2022, respectively. As of September 28, 2024, approximately $8.6 million of the non-current portion of deferred revenue and $1.5 million of the current portion of deferred revenue pertain to exclusivity distribution rights deferred revenue.

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

Implementation Costs Incurred in a Cloud Computing Service Arrangement

The Company has implemented a new enterprise resource planning (“ERP”) system. The new ERP system operates in a cloud-based environment. The Company concluded that this cloud computing arrangement does not include a license, and therefore, will account for this arrangement as one that is a service contract. The Company capitalized $1.1 million in implementation costs and began utilizing the ERP system near the end of the third quarter of 2023 and is recognizing amortization of the capitalized implementation costs over five years on a straight-line basis. For the nine months ended September 28, 2024 and September 30, 2023 approximately $0.2 million and $12 thousand of amortization expenses were recorded, respectively.

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

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company’s annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its condensed consolidated financial statement disclosures.

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

The following table presents the activity in the provision for credit losses for accounts receivable by pool type for the nine months ended September 28, 2024 (in thousands):

	Domestic	International	Total
Balance, beginning of period	$(94)	$(52)	$(146)
Change to provision	16	18	34
Balance, end of period	$(78)	$(34)	$(112)

4. Related Party - Topcon

As of September 28, 2024, Topcon holds a 9.9% voting interest in the Company, which qualifies it to be a principal owner and considered a related party, even though it currently does not have significant influence over the Company’s operations.

Topcon resells certain of our products as our exclusive distributor in certain international regions. At the same time, the Company also purchases certain raw materials from Topcon. During the three and nine months ended September 28, 2024, the Company’s revenues related to Topcon amounted to approximately $3.8 million and $12.0 million, including $0.4 million and $1.1 million, respectively, in recognized exclusive distribution rights revenue. During the three and nine months ended September 30, 2023, the Company’s revenues related to Topcon amounted to approximately $4.3 million and $11.2 million, respectively, including $0.4 million and $1.1 million, respectively, in recognized exclusive distribution rights revenue. The Company’s purchases from Topcon during the three and nine months ended September 28, 2024 amounted to approximately $0.2 million and $0.5 million, respectively. As of September 28, 2024, the amounts receivable from and payable to Topcon were $1.8 million and $0.6 million, respectively. As of December 30, 2023, the amounts receivable from and payable to Topcon were $2.9 million and $0.2 million, respectively.

5. Inventories

The components of the Company’s inventories as of September 28, 2024 and December 30, 2023 are as follows:

	September 28, 2024	December 30, 2023
Raw materials	$4,625	$5,288
Work in process	15	156
Finished goods	6,302	4,462
Total inventories	$10,942	$9,906

6. Goodwill and Intangible Assets

Goodwill

The carrying value of goodwill was $1.0 million as of both September 28, 2024 and December 30, 2023.

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

Intangible Assets

The following table summarizes the components of gross and net of intangible assets carrying amounts (in thousands):

	September 28, 2024				December 30, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Lives Remaining	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relations	$340	$283	$57	3.01 Years	$340	$260	$80
Developed technology	1,899	746	1,153	4.40 Years	1,899	543	1,356
Trade names	300	119	181	5.42 Years	300	94	206
Patents	600	600	—	Varies	600	600	—
	$3,139	$1,748	$1,391		$3,139	$1,497	$1,642

For each of the nine months ended September 28, 2024, and September 30, 2023 amortization expense totaled $0.3 million.

The amortization of developed technology was charged to research and development expense and the amortization of customer relations and trade names was charged to sales and marketing expense. Estimated future amortization expense for purchased intangible assets is as follows (in thousands):

Fiscal Year:
Remainder of 2024 (three months)	$84
2025	323
2026	319
2027	319
2028	200
Thereafter	146
Total	$1,391

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of September 28, 2024 and December 30, 2023, approximate fair value because of the short maturity of these instruments.

As of September 28, 2024 and December 30, 2023, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

	As of September 28, 2024				As of December 30, 2023
	Fair Value Measurements				Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$2,315	$—	$—	$2,315	$43	$—	$—	$43

The Company’s Level 1 financial assets are money market funds whose fair values are based on quoted market prices. The Company does not have any Level 2 and Level 3 financial assets or liabilities.

8. Convertible Debt

On August 4, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Lind Global Asset Management IX LLC (“Lind”), an entity managed by The Lind Partners, LLC, relating to (i) the issuance and sale to Lind of a senior convertible promissory note in the principal amount of $4.2 million for a purchase price of $3.5 million (the “Initial Note”) and (ii) a subsequent contingent senior convertible promissory note in the amount of $1.8 million for a purchase price of $1.5 million (the “Subsequent Note” and, together with the Initial Note, the “Notes” and together with the Purchase Agreement and the Notes, the “Transaction Documents”). The Initial Note was issued on August 7, 2024 and the Subsequent Note has not been issued as of the date hereof. The Notes are convertible into shares of the Company’s common stock, $0.01 par value (the “Common Stock” and such shares issued upon conversion, the “Note Shares”) at Lind’s option at an initial conversion price of $2.44, subject to any adjustments as set forth in the Notes; provided that no adjustment shall result in a conversion price that is less than $0.39 per share.

Commencing on the date that is one hundred twenty (120) days after the issuance of the applicable Note, provided that no Event of Default (as defined in each of the Notes and further described below) shall have occurred, the Company will repay the Outstanding Principal Amount of such Note in twenty (20) consecutive monthly installments of $210 thousand (the “Monthly Payments”) on each one (1) month anniversary of the issuance date, until the Outstanding Principal Amount of such Note has been paid in full on or prior to the applicable Maturity Date or, if earlier, upon acceleration, repayment, conversion or redemption of such Note in accordance with its terms. At the Company’s option, each month, the Monthly Payments can be made in: (i) cash; (ii) shares of the Common Stock (the “Repayment Shares”); or (iii) a combination of cash and Repayment Shares; provided, that the number of Repayment Shares to be delivered in accordance with clause (ii) or (iii) shall be determined by dividing (X) the portion of the Principal Amount being paid in shares of Common Stock, by (Y) ninety percent (90%) of the average of the five (5) lowest daily VWAPs during the twenty (20) trading days prior to the applicable payment date; provided, further, that no portion of the Principal Amount may be paid in Repayment Shares unless such Repayment Shares (A) may be immediately resold pursuant to Rule 144 (“Rule 144”) under the Securities Act of 1933, as amended (the “1933 Act”), by a person that is not an affiliate of the Company, or (B) are registered for resale under the 1933 Act and the Registration Statement (defined below) is in effect and lawfully usable to effect immediate sales of such Repayment Shares. If the Company makes a Monthly Payment in cash, the Company must also pay Lind a 4% premium of such Monthly Payment and such premium will not be applied towards the Outstanding Principal Amount. Furthermore, with respect to no more than two (2) Monthly Payments, Lind may elect to increase the amount of such Monthly Payment up to $800 thousand; provided that any such increased Monthly Payment is made in Repayment Shares. Following any such increased Monthly Payment, the amount of such increase shall be deducted from the amount of the last Monthly Payment owing under such Note until such Monthly Payment is reduced to zero.

Provided no Event of Default has occurred, from the date that is thirty (30) days following the earlier date on which the Conversion Shares may be (i) offered or sold pursuant to an effective Registration Statement, or (ii) immediately resold under Rule 144 by persons other than the Company’s affiliates or holders of the Conversion Shares that have been the Company’s affiliates at a time during the immediately preceding three (3) months without restriction on the number of shares to be sold or manner of sale, the Company may repay all, but not less than all, of the then Outstanding Principal Amount at a repayment price equal to (a) if the applicable prepayment occurs on or prior to the date that is one hundred and eighty (180) days following the issuance of the applicable Note, 90% of the Outstanding Principal Amount of such Note, (b) if the applicable prepayment occurs on the date that is on or after the date that is one hundred eighty one (181) days following the date of issuance of the applicable Note but prior to the date that is three hundred sixty-five (365) days from the date of issuance of the applicable Note, 93.3333333% of the Outstanding Principal Amount of such Note, and (c) if the applicable prepayment occurs on the date that is on or after the date that is three hundred sixty-six

(366) days following the date of issuance of the applicable Note but on or prior to the applicable Maturity Date, the Outstanding Principal Amount of such Note. If the Company elects to prepay a Note, Lind may elect to convert up to one-third (1/3) of the Outstanding Principal Amount of such Note in connection with the prepayment.

Pursuant to the terms of the Purchase Agreement, the Company issued 126,968 shares of the Common Stock (the “First Incentive Share Installment”) to Lind. In the event the Company fails to repay the Initial Note in full by February 3, 2025 (one hundred eighty (180) days of the issuance date of the Initial Note), the Company shall be required to issue to Lind, on the trading day immediately following such date, additional shares of the Common Stock (the “Second Incentive Share Installment” and, together with the First Incentive Share Installment, the “Incentive Shares”) in an amount equal to $250,000 divided by the greater of (i) the average volume weighted average price of the Common Stock over the five trading days immediately preceding such trading date and (ii) $0.39, subject to any adjustments provided in the Initial Note.

The total number of shares of Common Stock issuable pursuant to the terms of the Transaction Documents is capped at (i) prior to the receipt of Stockholder Approval, 3,300,231 (equal to 19.99% of the number of shares of Common Stock outstanding as of August 4, 2024), and (ii) following the receipt of Stockholder Approval, 4,952,823 (equal to 30% of the number of shares of Common Stock outstanding as of August 4, 2024).

The $4.2 million convertible debt was issued with an original issue discount (“OID”) of $0.7 million. In addition, the Company incurred $0.9 million debt issuance costs, including $0.5 million legal expenses, $250 thousand relating to the First Incentive Share Installment and $105 thousand in commitment fees. During both the three and nine month period ended September 28, 2024, $58 thousand of the original issue discount (as an interest expense) and $72 thousand debt issuance costs (as operating expenses) were recorded on a straight-line basis over the term of the debt. The accretion of the OID and amortization of debt issuance costs under that method is deemed materially consistent with the effective interest rate method.

As of September 28, 2024, the convertible note payable outstanding totaled $2.7 million of debt, net of the remaining balances of $0.6 million of OID and $0.8 million of debt issuance costs. As of September 28,2024, the short term and long term debt (Notes Payable) were $1.3 million and $1.4 million, respectively.

The following represents the payments of notes payables as of September 28, 2024 (in thousands):

Fiscal Year	Payments
Remainder of 2024 (three months)	210
2025	2,520
2026	1,470
Total payments	$4,200

9. Leases and Commitments and Contingencies

Operating Leases

Our operating leases consist of facility and office equipment leases. Operating lease expenses for each of the nine months ended September 28, 2024 and September 30, 2023 was $0.8 million. The weighted average discount rate used in calculating the present value of lease payments was 4.8%. As of September 28, 2024, the weighted average remaining lease term for our operating leases was 1.9 years.

The following represents maturities of operating lease liabilities as of September 28, 2024 (in thousands):

Fiscal Year	Operating Lease Payments
Remainder of 2024 (three months)	$403
2025	1,132
2026	781
2027	20
2028	20
2029	9
Total lease payments	2,365
Less: Imputed interest	(215)
Total lease liabilities	2,150
Non-current portion of lease liabilities	(1,155)
Current portion of lease liabilities	$995

Purchase Commitments

Our purchase commitments consist primarily of non-cancellable purchase commitments with vendors to manufacture certain components and ophthalmic instrumentation. As of September 28, 2024, our future minimum payments through fiscal year 2027 for our purchase commitments were approximately $12.1 million, with $11.3 million committed for the next 12 months.

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

10. Stock-Based Compensation

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

2008 Equity Incentive Plan, as amended.

The terms of awards granted during the nine months ended September 28, 2024 were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 30, 2023.

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended September 28, 2024 and September 30, 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Cost of revenues	$68	$55	$201	$150
Research and development	25	63	129	167
Sales and marketing	(43)	56	178	262
General and administrative	64	197	419	665
Total stock-based compensation expense	$114	$371	$927	$1,244

Stock-based compensation expense capitalized to inventory was immaterial for the nine months ended September 28, 2024 and September 30, 2023.

As of September 28, 2024, there was $1.6 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements. The cost is expected to be recognized over a weighted average period of 1.87 years.

Summary of Stock Options

The following table summarizes stock options information during the nine months ended September 28, 2024:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding as of December 30, 2023	2,757,921	$3.60
Granted	27,000	$2.67
Exercised	(2,010)	$1.85
Canceled or forfeited	(625,030)	$4.48
Outstanding as of September 28, 2024	2,157,881	$3.34	$0.1

The weighted average grant date fair value of the options granted was $1.66 and $1.32 per share for the nine months ended September 28, 2024 and September 30, 2023, respectively.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock-based awards (options) with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Average risk free interest rate	4.35%	4.60%	4.35%	4.57%
Expected life (in years)	4.40	4.40	4.40	4.40
Dividend yield	—	—	—	—
Average volatility	77%	77%	77%	77%

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

Information regarding stock options outstanding, vested, expected to vest, and exercisable as of September 28, 2024 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Options outstanding	2,157,881	$3.34	4.08	$0.1
Options vested and expected to vest	2,113,592	$3.37	4.04	$0.1
Options exercisable	1,564,648	$3.74	3.44	—

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of September 28, 2024, that would have been received by option holders had all option holders exercised their stock options as of that date. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the nine months ended September 28, 2024 and September 30, 2023 was approximately$1 thousand and $4 thousand, respectively.

Summary of RSUs

Information regarding RSUs activity for the nine months ended September 28, 2024 is summarized below:

Number of Shares
Outstanding as of December 30, 2023	353,212
RSUs granted	375,246
RSUs released	(282,012)
RSUs forfeited	(16,669)
Outstanding as of September 28, 2024	429,777

11. Income Taxes

Provision for Income Tax

The Company calculates its interim tax provision in accordance with the provisions of ASC Topic 740-270, Income Taxes; Interim Reporting. For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur. The Company recorded a provision for income tax of $74 thousand and $30 thousand for the nine months ended September 28, 2024 and September 30, 2023, respectively.

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

12. Computation of Basic and Diluted Net Loss Per Share

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

For the three months ended September 28, 2024 and September 30, 2023, potential shares from stock options and RSUs totaling 2,640,263 and 2,272,510 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding. For the nine months ended September 28, 2024 and September 30, 2023, potential shares from stock options and RSUs totaling 2,800,477 and 2,280,017 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding.

A reconciliation of the numerator and denominator of basic and diluted net loss per common share is provided as follows (in thousands except per share data):

	Three Months Ended			Nine Months Ended
	September 28, 2024		September 30, 2023	September 28, 2024		September 30, 2023
Numerator:
Net loss	$(1,933)	$	$(1,754)	$(8,076)	$	$(6,610)
Denominator:
Weighted average shares of common stock (basic)	16,581		16,231	16,374		16,089
Weighted average shares of common stock (diluted)	16,581		16,231	16,374		16,089
Per share data:
Basic net loss per share	$(0.12)	$	$(0.11)	$(0.49)	$	$(0.41)
Diluted net loss per share	$(0.12)	$	$(0.11)	$(0.49)	$	$(0.41)

13. Business Segments

The Company operates in one segment: ophthalmology. The Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service, and support activities.

Revenue information shown by product group is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Cyclo G6	$3,127	$3,042	$9,416	$10,369
Retina	6,450	7,865	20,519	21,936
Other(1)	2,004	1,943	6,038	7,106
Total revenues	$11,581	$12,850	$35,973	$39,411

(1) Includes service contract revenues of $47 thousand and $0.4 million, and $0.4 million and $1.2 million recognized during the three and nine months ended September 28, 2024 and September 30, 2023, respectively. Includes $0.4 million and $1.1 million recognized revenue related to the exclusive distribution rights during both of the three and nine months ended September 28, 2024 and September 30, 2023, respectively. Other also includes revenues from paid service, royalty, freight and legacy G probes.

Revenue information shown by geographic region, based on the sales destination, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
United States	$5,464	$6,140	$16,383	$19,656
Europe, Middle East and Africa	2,802	4,197	9,167	11,217
Asia/Pacific Rim	2,708	2,136	8,750	6,761
Americas, excluding the U.S.	607	377	1,673	1,777
	$11,581	$12,850	$35,973	$39,411

Revenues are attributed to countries based on the location of end customers.

Other than the United States, the Netherlands accounted for at least 10% of the Company’s revenues during the three and nine months ended September 28, 2024, representing 13.1% and 15.2%, respectively. Other than the United States, the Netherlands accounted for at least 10% of the Company’s revenues during the three and nine months ended September 30, 2023, representing 20% and 16%, respectively. The United States accounted for 47.2% and 47.8% of revenues for the three months ended September 28, 2024and September 30, 2023, respectively, and 45.5% and 49.9% for the nine months ended September 28, 2024 and September 30, 2023, respectively.

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

For more information on risks associated with the current macroeconomic conditions, see the section titled “Risk Factors” in Item 1A of Part II.

Results of Operations

The following table sets forth certain operating data as a percentage of revenues:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	62.7%	56.3%	61.3%	57.1%
Gross margin	37.3%	43.7%	38.7%	42.9%
Operating expenses:
Research and development	11.2%	12.0%	12.1%	13.0%
Sales and marketing	22.8%	29.8%	27.5%	31.4%
General and administrative	19.4%	16.6%	20.9%	16.5%
Total operating expenses	53.4%	58.4%	60.5%	60.9%
Loss from operations	(16.1%)	(14.7%)	(21.8%)	(18.0%)
Other income, net	(0.4%)	(0.5%)	(0.6%)	0.9%
Loss from operations before provision for income taxes	(16.5%)	(15.2%)	(22.4%)	(17.1%)
Provision for income taxes	0.1%	0.1%	0.2%	0.1%
Net loss	(16.6%)	(15.3%)	(22.6%)	(17.2%)

The following comparisons are between the three months ended September 28, 2024 and September 30, 2023 (in thousands):

Revenues

	Three Months Ended		Change in $	Change in %
	September 28, 2024	September 30, 2023
Cyclo G6	$3,127	$3,042	$85	2.8%
Retina	6,450	7,865	(1,415)	(18.0%)
Other	2,004	1,943	61	3.1%
Total revenues	$11,581	$12,850	$(1,269)	(9.9%)

Our total revenues decreased by $1.3 million, or 9.9%, from $12.9 million to $11.6 million. The decrease was driven by overall softer demand in our Retina product lines and lower royalties due to the expiration of licensed patents, partially offset by increases Glaucoma "Cyclo G6" product lines.

While we believe that the market for our products remains strong, the overall capital expenditure landscape within hospitals, surgical centers and physician offices may continue to be negatively impacted by persistent macroeconomic concerns.

Gross Profit and Gross Margin

Gross profit decreased $1.3 million, or 23.1% from $5.6 million to $4.3 million. Gross margin decreased by 6.4% from 43.7% to 37.3%. The decrease in gross margin was driven by lower royalty revenues.

Gross margins may fluctuate due to changes in the relative proportion of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and other factors.

Research and Development

Research and development expenses decreased by $0.2 million, or 15.7% from $1.5 million to $1.3 million. Spending on investment in PASCAL product line and on new and expanded product portfolio decreased as we completed these projects.

Sales and Marketing

Sales and marketing expenses decreased $1.2 million, or 30.8%, from $3.8 million to $2.6 million. The decrease was related to lower sales costs associated with lower commissions and reduction on headcount.

General and Administrative

General and administrative expenses increased by $0.3 million, or 15.6% from $1.9 million to $2.2 million. The increase is a result of higher consulting costs and deal related legal expenses.

Other Income (Expense), Net

Other expense, net was $46 thousand for the three months ended September 28, 2024 compared to other expense, net, of $58 thousand for the three months ended September 30, 2023. Other income (expense), net, consisted primarily of interest income or expense and foreign currency transaction gain or loss.

Income Taxes

We recorded an income tax provision of $17 thousand and $8 thousand for the three months ended September 28, 2024 and September 30, 2023, respectively.

The following comparisons are between the nine months ended September 28, 2024 and September 30, 2023 (in thousands):

Revenues

	Nine Months Ended		Change in $	Change in %
	September 28, 2024	September 30, 2023
Cyclo G6	$9,416	$10,369	$(953)	(9.2%)
Retina	20,519	21,936	(1,417)	(6.5%)
Other	6,038	7,106	(1,068)	(15.0%)
Total revenues	$35,973	$39,411	$(3,438)	(8.7%)

Our total revenues decreased by $3.4 million, or 8.7%, from $39.4 million to $36.0 million. The decrease was driven by softer demand in our Glaucoma and Retina product lines, and by lower royalties due to the expiration of licensed patents.

While we believe that the market for our products remains strong, the overall capital expenditure landscape within hospitals, surgical centers and physician offices may continue to be negatively impacted by persistent macroeconomic concerns discussed above.

Gross Profit and Gross Margin

Gross profit decreased $3.0 million, or 17.8%, from $16.9 million to $13.9 million. Gross margin decreased by 4.2% from 42.9% to 38.7%. The decrease in gross margin was driven by lower revenues and higher manufacturing overhead absorbed by less revenue.

Gross margins may fluctuate due to changes in the relative proportion of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and other factors.

Research and Development

Research and development expenses decreased by $0.8 million, or 15.6%, from $5.1 million to $4.3 million. Spending on investment in PASCAL product line and on new and expanded product portfolio decreased as we completed these new projects. We implemented cost savings measures including reductions in workforce that resulted in lower headcount expenses.

Sales and Marketing

Sales and marketing expenses decreased by $2.5 million, or 20.1%, from $12.4 million to $9.9 million. The decrease was related to the reduction in headcount and lower consulting and travel expenses.

General and Administrative

General and administrative expenses increased by $1.2 million, or 18.3%, from $6.3 million to $7.5 million. The increase is a result of higher consulting costs and deal related legal expenses.

Other Income (Expense), Net

Other expense, net increased by $0.5 million from net income of $0.3 million to net other expense, net of $0.2 million for the nine months ended September 28 2024. Other income (expense), net, consisted primarily of interest income or expense and foreign currency transaction gain or loss.

Income Taxes

We recorded an income tax provision of $74 thousand and $30 thousand for the nine months ended September 28, 2024 and September 30, 2023, respectively.

Liquidity, Capital Resources and Management Plans

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of September 28, 2024, we had cash and cash equivalents of $3.9 million and working capital of $8.5 million compared to cash and cash equivalents of $7.0 million and working capital of $14.5 million as of December 30, 2023.

Net cash used in operating activities was $6.0 million in the nine months ended September 28, 2024 compared to net cash used in operating activities of $5.8 million in the nine months ended September 30, 2023. The increase in net cash used in operating activities, expressed in direct cash flow terms, was primarily due to cash used in inventory, prepaids, and other current assets and accrued expenses, partially offset by decreases in cash paid to accounts payable and increased cash collections from accounts receivable.

For the nine months ended September 28, 2024, and September 30, 2023 net cash used in investing activities was $4 thousand and $141 thousand, respectively, which consisted of capital expenditures.

For the nine months ended September 28, 2024, net cash $2.8 million was provided by financing activities of issuance of convertible notes, net. For the nine months ended September 30, 2023, net cash used in financing activities was $50 thousand.

We have historically funded our operations primarily through sales of our products to customers, sales of our common stock and borrowing arrangements. As of September 28, 2024, our principal sources of liquidity consisted of cash and cash equivalents of $3.9 million. We have incurred net losses over the last several years, and as of September 28, 2024, have an accumulated deficit of approximately $89.6 million. We expect to continue to incur operating losses and negative cash flows from operations.

Management evaluates whether there are relevant conditions and events that, in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued.

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern. For the nine months ended September 28, 2024, we implemented cost savings initiatives to increase operational efficiencies across all departments, which we expect will decrease our operating expenses and increase working capital through January 3, 2026. Based on these cost savings initiatives implemented by us and the closing of the $3.4 million Note with Lind (with an option to have an additional $1.5 million in a Subsequent Note), management believes we have alleviated substantial doubt about our ability to satisfy our liquidity needs over the next 12 months.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 28, 2024. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the third quarter of fiscal year 2024, our international sales were $6.1 million, or 52.8% of total revenues. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. All of our international revenues and costs for the second quarter of fiscal year 2024 have been denominated in U.S. dollars except for sales transacted through our German subsidiary. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our U.S. dollar-denominated products more expensive and thus less competitive in foreign markets and may negatively affect our reported revenue in any particular reporting period. Our international operations and sales are subject to a number of risks and potential costs, including:

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

Our success and ability to compete is dependent, in part, upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. As of September 28, 2024, our patent portfolio includes 67 active United States patents and 94 active international patents on the technologies related to our products and processes. In addition, as of September 28, 2024, we have 12 patent applications pending in the United States and 19 international patent applications pending. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Patents have a limited lifetime and once a patent expires competition may increase.

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

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers.

During the three months ended September 28, 2024, the Company did not adopt or terminate, and no directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit No.	Exhibit Title

4.1	Senior Convertible Promissory Note, dated August 7, 2024, by and between the Registrant and Lind Global Asset Management IX LLC.

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.

104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

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

IRIDEX Corporation

Date: November 12, 2024	By:	/s/ PATRICK MERCER
		Name:	Patrick Mercer
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2024	By:	/s/ FUAD AHMAD
		Name:	Fuad Ahmad
		Title:	Interim Chief Financial Officer (Principal Financial Officer)