Form 10-K
period 2024-12-28
IRIDEX CORP
filed 2025-03-27
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2024

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

The aggregate market value of the voting common equity held by non-affiliates of the Registrant was approximately $28,330,888 as of June 28, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price reported for such date on the Nasdaq Capital Market. The registrant did not have any non-voting common equity outstanding. For purposes of this disclosure, shares of common stock held by each executive officer and director and by each holder of 5% or more of the outstanding shares of common stock have been excluded from this calculation, because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 21, 2025, Registrant had 16,789,027 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the Proxy Statement for the Registrant’s 2025Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2025 Proxy Statement will be filed with the U.S. Securities and Exchange commission within 120 days after the end of the fiscal year to which this report relates.

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
•
macroeconomic conditions, including impact of global pandemics or other public health emergencies or outbreaks, global and geopolitical uncertainty and tensions, tariffs, inflation concerns, unexpected changes in tax law or policy, and changing interest rates on our business and results of operations;
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

•
our ability to issue additional shares of preferred stock;
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

In 2024 and 2023, our products were sold in the United States and Germany predominantly through a direct sales force and internationally (aside from Germany, Italy, UK (Glaucoma), India, and other smaller markets) primarily through Topcon Corporation (“Topcon”) and other independent distributors. Total revenues in 2024 and 2023 were $48.7 million and $51.9 million, respectively. We generated net losses of $8.9 million and $9.6 million in 2024 and 2023, respectively.

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

Impact of Macroeconomic Conditions to our Business

Current macroeconomic conditions exhibit challenges that can affect capital equipment purchasing demand and timing, including recessionary fears, inflation concerns, changing interest rates, tariffs, trade wars, unexpected changes in taxes or policies, as well as other geopolitical developments and uncertainty, have impacted and may continue to impact business spending and the economy as a whole. As a result, we have seen customers extend purchase decision cycles. We have also experienced some demand softness due to pricing effects from the strength of the U.S. dollar that have impacted and may continue to impact our operations.

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

Our Market Opportunity

The global ophthalmology market is experiencing significant growth, driven by the aging population and the increasing prevalence of chronic diseases. Our focus is on the glaucoma and retinal disease markets, which represent a significant portion of this market.

Glaucoma

Glaucoma is a progressive, chronic disease most recognized by high intraocular pressure (“IOP”). Elevated IOP is often caused by too much aqueous humor (the thin watery fluid that fills the front of the eye) being produced, not enough being drained, or a combination of both. It is a leading cause of blindness worldwide, with an estimated 80-100 million candidates for treatment. Although reducing IOP is the only proven treatment, the traditional options of pharmaceuticals and incisional surgery have significant shortcomings, such as poor patient compliance, financial burden, impact to lifestyle, and side-effects more invasive than MicroPulse laser treatments. These limitations create an unmet medical need in the management of glaucoma patients. Given these limitations, there is a growing interest in alternative approaches that can provide comparable or better outcomes with a better safety profile at a lower cost. Our company is poised to address this unmet medical need and capture a significant market opportunity.

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

Market Opportunities with Iridex's Technology Solutions

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

Our internal research and development (“R&D”) activities are performed by a current team of 10 engineers and regulatory professionals with experience in various aspects of medical products, laser systems, delivery devices, clinical techniques, and regulatory affairs with a focus on introducing innovative products which satisfy the unmet and emerging needs of our customers. The core competencies of the team include: mechanical engineering, electrical engineering, optics, lasers, fiber optics, software, and industrial designs. The R&D process integrates all of the necessary disciplines from product inception through customer acceptance. This process facilitates reliable new product innovations and a consistent pipeline of innovative products for our customers.

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

Customers and Customer Support

Our products are currently sold for use by ophthalmologists specializing in the treatment of eye disease in retinal, glaucoma and pediatric eye diseases. Other customers include research and teaching hospitals, government installations, surgical centers, hospitals, veterinary practices, and office clinics (outpatient).

We seek to provide superior customer support and service and believe that our customer service and technical support distinguish our product offerings from those of our competitors. We provide depot service at our Mountain View facility for our products. Our customer support representatives assist customers with orders, warranty returns and other administrative functions. Our technical support engineers provide customers with answers to technical and product-related questions. We maintain a telephone service line to service our customers. If a problem with a depot serviceable product cannot be diagnosed and resolved by telephone, a service loaner is shipped overnight (based on the availability) to domestic customers under warranty or service contract, and by the most rapid delivery means available to our international customers, and the problem unit is returned to us. The small size and rugged design of our products allows for economical shipment and quick response to customers worldwide.

Sales and Marketing

Our sales and marketing strategies for 2024 focused on the United States and Germany, primarily through our direct sales team, while we worked with independent distributors for international sales (excluding Germany). We have 20 direct sales personnel in the United States, one in Germany, and four team members dedicated to managing our distribution sales efforts globally. Sales operations are managed from our headquarters in Mountain View, California. In 2024, international sales accounted for 53.4% of our revenues. We anticipate that our international sales will remain a significant contributor to our revenue in the future. Our customers are located in Europe, Asia, the Pacific Rim, the Middle East, Africa, Canada and Latin America. We usually enter into exclusive distribution agreements with our international distributors that can be terminated by either party with a 90-day notice.

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

International regulatory bodies often establish varying product standards, packaging requirements, labeling requirements, tariff regulations, duties and tax requirements. As a result of our sales in Europe, we are required to have all products “CE” marked, an international symbol affixed to all our medical device products demonstrating compliance to the European Medical Device Directives and/or Medical Device Regulations and all applicable standards. In 1998, we received

CE mark certification under Annex II guidelines, the most stringent path to CE certification. With Annex II CE mark certification, we have demonstrated our ability to both understand and comply with all applicable standards under the European Medical Device Directives. In May 2021, the Medical Device Directives were superseded by the Medical Device Regulations (“MDR”), with a transition period for our Class IIa and IIb products lasting in effect until May 2024, which allowed Iridex to market these products during the transition period. In February 2023, the European Parliament voted to extend the MDR transition deadline from 2024 to 2028 for our products. The Company will obtain certification of compliance to the Medical Device Regulations before the transition deadline. Currently, Iridex products marketed within the EU are CE marked, and Iridex has obtained formal authorization to continue marketing product that was CE marked under MDD through the end of 2028. Continued certification is based on successful review of quality management systems by our European Registrar (Notified Body) during its periodic audits. Any loss of certification could have a material adverse effect on our business, results of operations and financial condition. We rely on third parties to manufacture substantially all of the components used in our products, although we assemble critical subassemblies and the final product at our facility in Mountain View, California. Some of these suppliers and manufacturers are sole source. We have some long-term or volume purchase agreements with our suppliers but currently purchase most components on a purchase order basis. These components may not be available in the quantities required, on reasonable terms, or at all. Financial or other difficulties faced by our suppliers or significant changes in demand for these components or materials could limit their availability. Any failures by our third-party suppliers to adequately perform may delay the submission of products for regulatory approval, impair our ability to deliver products on a timely basis or otherwise impair our competitive position.

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

Our principal ophthalmic laser competitors are Alcon Inc., Bausch Health Companies Inc., Carl Zeiss Meditec AG, Lumenis Ltd., Nidek Co. Ltd., Lumibird, ARC GmbH, Meridian, OD-OS GmbH and Norlase. We also compete with alternative glaucoma surgical device companies such as Alcon, Inc., Novartis AG, Allergan, Inc., Glaukos Corporation, Sight Sciences and New World Medical, Inc. Pharmaceuticals represent alternative treatments to our laser procedures. Some of our principal pharmaceutical competitors are Alcon, Inc., Allergan, Inc., Astellas Pharma Inc., Pfizer Inc., Regeneron Pharmaceuticals, Inc., and Roche Holding Ltd. (Genentech). Some of our competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. Some companies also have greater name recognition than us and long-standing customer relationships. In addition, other medical companies, academic and research institutions, or others, may develop new technologies or therapies, including medical devices, surgical procedures or pharmacological treatments and obtain regulatory approval for products utilizing such techniques that are more effective in treating the conditions targeted by us, or are less expensive than our current or future products. Our technologies and products could be rendered obsolete by such developments. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

Patents and Proprietary Rights

Our success and ability to compete is dependent in part upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. These are either developed internally or obtained from acquisitions that we make. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. Our patent portfolio includes 68 active United States patents and 94 active international patents on the technologies related to our products and processes. In addition, we have 12 patent applications pending in the United States and 20 international patent applications pending. Our patent applications may not be approved.

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

In the United States, medical devices are classified into one of three classes - Class I, II or III. The class to which the device is assigned determines, among other things, the type of pre-marketing submission/application required for the FDA clearance to market. If the device is classified as Class I or II, and if it is not exempt, a 510(k) pre-market notification will be required for marketing. Under the FDA regulations, Class I devices are mostly subject to general controls (for example, labeling, pre-market notification and adherence to Quality System Regulations (“QSRs”) requirements). Class II devices typically receive marketing clearance through a 510(k) pre-market notification. For Class III devices, a pre-market approval (“PMA”) application will be required unless the device is a pre-amendments device (on the market prior to the passage of the medical device amendments in 1976, or substantially equivalent to such a device) and PMAs have not been called for. In that case, a 510(k) will be the route to market. A 510(k) clearance will be granted if the submitted information establishes that the proposed device is substantially equivalent to a legally marketed Class I or II medical device, or to a Class III medical device for which the FDA has not called for a PMA. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional information or data are needed before a substantial equivalence determination can be made. A request for additional data may require that clinical studies and/or non-clinical studies of the device’s safety and effectiveness be performed. Further, the FDA issued a final rule in February 2024 replacing the QSR with Quality Management System Regulation (“QMSR”), which incorporates by reference the quality management system requirements of ISO 13485:2016. The FDA has stated that the standards contained in ISO 13485:216 are substantially similar to those set forth in the existing QSR. The FDA will begin to enforce the QMSR requirements upon the effective date, February 2, 2026.

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

Any products manufactured or distributed by us pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including record keeping requirements and reporting of adverse experiences with the use of the device. Device manufacturers are required to register their establishments and list their devices with the FDA and certain state agencies, and are subject to periodic inspections by the FDA and certain state agencies. The FD&C Act requires devices to be manufactured to comply with applicable QSR or QMSR when it goes into effect, regulations which impose certain procedural and documentation requirements upon us with respect to design, development, manufacturing and quality assurance activities. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Public Health, to determine our compliance with the QSR, or QMSR and other regulations, and these inspections may include the manufacturing facilities of our subcontractors.

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

In June 2024, in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies where the law is ambiguous. This landmark Supreme Court decision may invite more stakeholders to bring lawsuits against the FDA and other federal agencies to challenge longstanding decisions and policies, which could lead to uncertainties in the industry. Further, changes in the leadership of the FDA and other federal agencies under the Trump administration, including measures implemented by the Department of Government Efficiency, may lead to new policies and changes in the regulations that can increase our compliance costs.

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

Human Capital

Our employees are our human capital and they are our greatest strength and most valuable resource. As of December 28, 2024, we had a total of 93 full-time equivalent employees engaged in our ongoing operations, including 45 in operations (including manufacturing, quality, logistics and service), 24 in sales and marketing, 10 in research and development and 14 in finance and administration. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. As of December 28, 2024, we had 27 such persons serving in such roles.

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

Item 1A. Risk Factors

Risk Factor Summary

Our business operations are subject to numerous risks, factors and uncertainties outside of our control that could cause our actual results to be harmed, including risks regarding the following:

General economic factors

•
general macroeconomic conditions, including those resulting from ongoing geopolitical uncertainty and tensions, uncertainty in tax law or policy, tariffs, trade wars, inflationary pressures and changing interest rates, a reduction in business confidence and activity, global pandemics and responsive measures and the Russia-Ukraine and Israel-Hamas conflicts.

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

Factors That May Affect Future Results

In addition to the other information contained in this Annual Report on Form 10-K, we have identified the following risks and uncertainties that may have a material adverse effect on our business, common stock price, financial condition or results of operations. You should carefully consider the risks described below before making an investment decision.

Risks Relating to our Business

The current macroeconomic conditions have disrupted, and may continue to disrupt our operations, including our ability to manufacture and supply products and perform research and development activities, and our customers’ usage of our products, all of which have had and may continue to have a material and adverse effect on our business, future revenues and financial condition. We are unable to predict the extent to which any future global pandemic or other public health emergencies or outbreaks and related macroeconomic impacts may adversely impact our business operations, financial performance, results of operations and financial position.

Our business, results of operation and financial performance have experienced and may continue to be adversely affected by unpredictable interruptions in the supply of raw materials, components and sub-assemblies necessary to manufacture and assemble our products and reductions in the demand for our products if healthcare customers divert medical resources and priorities towards the treatment of pandemics, the spread of disease or any future outbreak of disease. Upon such events, our customers may delay, cancel or redirect planned capital expenditures in order to focus resources on any future outbreak of disease, global pandemic or in response to macroeconomic disruption related to any future global pandemic. In the near term, a future outbreak of disease or global pandemic may negatively impact the use of our products and the number of ophthalmic treatments and procedures performed. If the volume of elective procedures declines, our results of operations and financial condition will be adversely affected.

The volatile macroeconomic environment has created economic uncertainty and volatility in the financial markets around the world, resulting in an economic downturn that has affected and may likely continue to affect demand for our products and impact our results of operations. As a result, this may lead to a period of regional, national, and global economic slowdown or regional, national, or global recessions that would curtail or delay spending by hospitals and affect demand for our products as well as increase the risk of customer defaults or delays in payments. Our customers may terminate or amend their agreements for the purchase, lease, or service of our products due to bankruptcy, lack of liquidity, lack of funding, operational failures, or other reason. The ultimate impact of the volatile macroeconomic conditions on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: the recommendations by medical authorities on whether hospitals should and may perform elective surgical procedures; hospitals’ abilities and willingness to devote resources to elective surgical procedures; governmental, business and individuals’ actions in response to any future health emergencies or outbreaks (including restrictions on travel and transport and workforce pressures); the impact of other public health emergencies or any future outbreak of disease and actions taken in response on global and regional economies, travel, and economic activity; the availability of federal, state, local or

non-U.S. funding programs; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the current volatile macroeconomic conditions subside. These events may pose disruptions to our business, which could adversely impact our business, financial condition and results of operations.

Servicing our existing and future debt, including the Initial Novel Note and any Novel Growth Notes we issue in the future, may require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.

On March 19, 2025, pursuant to that certain Note Purchase Agreement, dated March 19, 2025 (the “Novel Note Purchase Agreement”), by and between us and Novel Inspiration International Co., Ltd. (“Novel”), we issued to Novel an initial convertible promissory note in an aggregate principal amount of $4,000,000 (the “Initial Novel Note”) and granted to Novel the right to purchase additional convertible promissory notes (the “Novel Growth Notes” and, together with the Initial Novel Note, the “Novel Notes”) in an aggregate principal amount of up to $10,000,000. Our ability to make scheduled payments of the principal of, or to refinance our indebtedness, including the Initial Novel Note and any Novel Growth Notes issued in the future, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. We may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance any future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain, restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

We may not have the ability to raise the funds necessary to settle repayments of the Initial Novel Note or any Novel Growth Notes issued in the future in cash, and our future debt may contain limitations on our ability to make cash payments as required by the Novel Notes.

Following the occurrence of a Change of Control (as defined in the Initial Novel Note), the outstanding principal amount of the Initial Novel Note, plus all accrued and unpaid interest, in each case that has not otherwise been converted into equity, shall be due and payable immediately prior to the consummation of such Change of Control. However, we may not have enough available cash or be able to obtain financing at the time we are required to make such payments on the Initial Novel Note or at its maturity. In addition, any cash payments would reduce the amount of cash available for our operations, which could have a material and adverse effect on our business.

Our ability to make cash payments in connection with the Initial Novel Note and any Novel Growth Notes issued in the future may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to make payments as required by the Initial Novel Note and any Novel Notes issued in the future would constitute a default under such Novel Notes. A default under the Novel Notes could also lead to a default under agreements governing any of our existing or future indebtedness. Moreover, the occurrence of a Change of Control under the Initial Novel Note or any Novel Growth Notes issued in the future could constitute an event of default under other agreements. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness. Any failure by us to repay indebtedness, in each case, when required to do so pursuant to the terms of the Novel Notes, could have a material adverse effect on our business, financial condition, and results of operations.

Novel has conversion rights under the Novel Notes, the exercise of which, in addition to the issuance of common stock in connection with the payment of interest under the Novel Notes, could result in the issuance of a substantial amount of our common stock at a significant discount to the trading price of our common stock.

The Initial Novel Note is convertible at Novel’s option into shares of our Series B Preferred Stock at an initial conversion price of $10.00, subject to any adjustments set forth in the Initial Novel Note, In addition, any Novel Growth Notes issued in the future will be convertible at Novel’s option into shares of our common stock at a conversion price equal to the lesser of (x) a maximum conversion price as set forth in the Novel Note Purchase Agreement and (y) the greater of (A) the average closing price of the our common stock for each trading day after the applicable closing date in the calendar quarter immediately preceding the date of such conversion date and (B) a price floor of $0.21. The Novel Growth Notes will be issuable in three installments, with one-third of the aggregate principal amount being issuable on each of the first, second and third anniversaries of March 19, 2025 and ending 90 days following such anniversary, subject to the terms and conditions in the Novel Note Purchase Agreement.

The Initial Novel Note bears interest at a rate of 12% per annum. Interest on the Initial Novel Note will be payable quarterly on the first business day of each calendar quarter, beginning on July 1, 2025, in a number of shares of our common stock equal to (x) the accrued and unpaid interest due on the applicable interest payment date divided by (y) the greater of (A)

the average closing price of our common stock for each trading day after March 19, 2025 in the calendar quarter immediately preceding such interest payment date and (B) a price floor of $0.21. Any Novel Growth Notes issued in the future will bear interest at a rate of 12% per annum. Interest on such Novel Growth Notes will be payable quarterly on the first business day of each calendar quarter in a number of shares of our common stock equal to (x) the accrued and unpaid interest due on the applicable interest payment date divided by (y) the lesser of (A) a maximum average price as set forth in the Novel Note Purchase Agreement and (B) the greater of (1) the average closing price of our common stock for each trading day after the applicable closing date in the calendar quarter immediately preceding such interest payment date and (2) a price floor of $0.21.

If we experience an Event of Default under the Initial Novel Note or any Novel Growth Notes issued in the future, we may experience a material adverse effect on our liquidity, financial condition, and results of operations.

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

Our ability to sell our products and generate revenues depends upon our direct and independent sales forces within the United States, direct sales force in Germany and relationships with independent international distributors. Currently our direct and independent sales forces within the United States consist of approximately 20 employees, and our direct sales force in Germany consists of one employee. Our international independent distributors are managed by a team of four people. We generally grant our distributors exclusive territories for the sale of our products in specified countries and regions. The amount and timing of resources dedicated by our distributors to the sales of our products is not within our control. Our international sales are largely dependent on the efforts of these third parties. If any distributor breaches the terms of its distribution agreement with us or fails to generate sales of our products, we may be forced to replace the distributor and our ability to sell our products into that exclusive sales territory could be adversely affected.

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

We derive, and expect to continue to derive, a large portion of our revenues from international sales. For the fiscal year 2024, our international sales were $26.0 million, or 53.4% of total revenues. We anticipate that international sales will continue to account for a significant portion of our revenues in the foreseeable future. All of our international revenues and costs for the fiscal year 2024 have been denominated in U.S. dollars except for sales transacted through our German subsidiary. As a result, an increase in the value of the U.S. dollar relative to foreign currencies makes our U.S. dollar-denominated products more expensive and thus less competitive in foreign markets and may negatively affect our reported revenue in any particular reporting period. Our international operations and sales are subject to a number of risks and potential costs, including:

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
tariffs and trade wars;
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

We are subject to macroeconomic fluctuations in the U.S. and worldwide economy including inflationary pressures that may cause the cost of manufacturing our products or servicing our products to increase. Concerns about consumer and investor confidence, trade wars, tariffs, volatile corporate profits and reduced capital spending, geopolitical tensions and conflicts, terrorist and military activity, civil unrest, pandemic-related illness and other factors could reduce customer orders or cause customer order cancellations. For example, political and social turmoil related to international conflicts, such as that occurring in Russia-Ukraine and Israel-Hamas, and terrorist acts may put further pressure on economic conditions in the United States and abroad.

Weak economic conditions and declines in consumer spending and consumption may harm our operating results. Purchases of our products are often discretionary. During uncertain economic times, customers or potential customers may delay, reduce or forgo their purchases of our products and services, which may impact our business in a number of ways, including lower prices for our products and services and reducing or delaying sales. There could be a number of follow-on effects from economic uncertainty on our business, including insolvency of key suppliers resulting in product delays, delays in customer payments of outstanding accounts receivable and/or customer insolvencies, counterparty failures negatively impacting our operations, and increasing expense or inability to obtain future financing. In addition, negative macroeconomic conditions in the United States, including elevated interest rates, have had, and may continue to have, an adverse impact on capital market conditions, which could limit our ability to obtain additional debt or equity financing on acceptable terms or at all.

If economic uncertainty persisted, or if the economy entered a prolonged period of decelerating growth, our results of operations may be harmed.

Significant developments resulting from recent and potential changes in U.S. trade policies could have a material adverse effect on us.

Certain of our materials may be subject to the effects of various trade agreements, treaties and tariffs. In 2025, the United States imposed tariffs on various goods from various countries, including China, Canada, Mexico and the EU. As a result, Canada, the EU, China and other countries responded with retaliatory tariffs on certain United States exports. In February 2025, President Trump issued executive orders directing the United States to impose new or additional tariffs on certain imports from Canada, Mexico and China. It is uncertain whether such tariffs will remain in effect or if additional tariffs, including retaliatory tariffs, will be imposed.

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

Our business and operations may consume resources faster than we anticipate. We may need in the future to raise additional funds through future equity or debt financings to meet our operational needs and capital requirements for product development, clinical trials and commercialization and may subsequently require additional fundraising. Our Series B preferred stock has a liquidation preference over our common stock, which may make our common stock less valuable. If we raise new funds and in order to attract new investment, we may need to issue preferred stock rather than common stock, with a liquidation preference or other rights that the holders of our common stock do not have. Future sales or issuances of securities by us could decrease the value of our common stock and preferred stock, dilute stockholders’ voting power and reduce future potential earnings per share.

To raise capital, we may sell common stock and preferred stock, or other convertible or equity-linked securities in one or more transactions at prices and in a manner we determine from time to time. If we sell additional equity securities, our existing stockholders may be materially diluted. Additionally, new investors could gain rights, preferences and privileges senior to those of existing holders of our common stock and preferred stock. We may also issue debt securities, which may impose restrictive covenants on our operations or otherwise adversely affect the holdings or the rights of our stockholders.

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

Our sales and operating results may vary significantly from quarter to quarter and from year to year in the future. Our operating results are affected by a number of factors, many of which are beyond our control. Factors contributing to these fluctuations include the following:

•
general macroeconomic conditions, including inflationary pressures and changing interest rates, changes in tax law or policy, tariffs, geopolitical tensions and conflicts, and global pandemics and related responsive measures;
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

Our principal ophthalmic laser competitors are Alcon Inc., Bausch Health Companies Inc., Carl Zeiss Meditec AG, Lumenis Ltd., Nidek Co. Ltd., Lumibird, ARC GmbH, Meridian, OD-OS GmbH and Norlase. We also compete with alternative glaucoma surgical device companies such as Alcon, Inc., Novartis AG, Allergan, Inc., Glaukos Corporation, Sight Sciences and New World Medical, Inc. Pharmaceuticals represent alternative treatments to our laser procedures. Some of our principal pharmaceutical competitors are Alcon, Inc., Allergan, Inc., Astellas Pharma Inc., Pfizer Inc., Regeneron Pharmaceuticals, Inc., and Roche Holding Ltd. (Genentech). Some of our competitors have substantially greater financial, engineering, product development, manufacturing, marketing and technical resources than we do. Some companies also have greater name recognition than us and long-standing customer relationships. In addition, other medical device companies, academic and research institutions, or others, may develop new technologies or therapies, including medical devices, surgical procedures or pharmacological treatments and obtain regulatory approval for products utilizing such techniques that are more effective in treating the conditions targeted by us, or are less expensive than our current or future products. Our technologies and products could be rendered obsolete by such developments. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

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

Our success and ability to compete is dependent, in part, upon our proprietary information. We rely on a combination of patents, trade secrets, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our intellectual property rights. We file patent applications to protect technology, inventions and improvements that are significant to the development of our business. As of December 28, 2024, our patent portfolio includes 68 active United States patents and 94 active international patents on the technologies related to our products and processes. In addition, as of December 28, 2024, we have 12 patent applications pending in the United States and 20 international patent applications pending. Our patent applications may not be approved. Any patents granted now or in the future may offer only limited protection against potential infringement and development by our competitors of competing products. Moreover, our competitors, many of which have substantial resources and have made substantial investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets. Patents have a limited lifetime and once a patent expires competition may increase.

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

The FDA imposes a broad range of additional requirements on medical device companies. Our products must be produced in compliance with the applicable requirements of QSR, or QMSR when it goes into effect in February 2026, and our manufacturing facilities are subject to establishment registration and device listing requirements from the FDA, and similar requirements from certain state authorities, and ongoing periodic inspections by the FDA, including unannounced inspections for compliance with applicable requirements. We are subject to monitoring, recordkeeping, and reporting obligations for medical device adverse events and malfunctions; notification of our products’ defects or failure to comply with the FDA’s laser regulations; and reporting of recalls, corrections, or removals of our products. The FDA also imposes requirements for the labeling of our products, and places limitations on claims we are permitted to make about our products in promotional labeling. The Federal Trade Commission has jurisdiction over the advertising of all of our products, which are non-restricted devices, and exercises oversight in coordination with the FDA.

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

We are currently required to demonstrate and maintain compliance with the FDA’s QSR, or QMSR when it goes into effect. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. Because our products involve the use of lasers, our products also are covered by a performance standard for lasers set forth in FDA regulations. The laser performance standard imposes specific recordkeeping, reporting, product testing and product labeling requirements. These requirements include affixing warning labels to laser products, as well as incorporating certain safety features in the design of laser products. The FDA enforces the QSR and laser performance standards through periodic unannounced inspections. We have been, and anticipate in the future being, subject to such inspections. Our failure to take satisfactory corrective action in response to an adverse QSR inspection or our failure to comply with applicable laser performance standards could result in enforcement actions, including a public warning letter, a shutdown of our manufacturing operations, a recall of our products, civil or criminal penalties, or other sanctions, which would cause our sales and business to suffer.

Further, FDA will begin to enforce the QMSR requirements upon the effective date, February 2, 2026, which incorporates by reference the quality management system requirements of ISO 13485:2016. If we or any of our suppliers or contractors fail to meet the regulatory requirements or a regulatory inspection, our operations could be disrupted and our manufacturing interrupted. We can provide no assurance that we will continue to remain in material compliance with the QSMR when it goes into effect in February 2026.

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

Divestitures of our product lines may materially and adversely affect our financial condition, results of operations or cash flows and require us to raise additional capital to replace revenue from those product lines.

We have two main product lines: glaucoma and retina, with domestic and international sales within each. We periodically evaluate the strategic fit and may sell product lines. Divestitures involve risks, including difficulties in the separation of operations, services, products and personnel, the diversion of management’s attention from other business concerns, the disruption of our business, the potential loss of key employees and the retention of uncertain environmental or other contingent liabilities related to the divested business. In addition, divestitures may result in significant asset impairment charges, including those related to goodwill and other intangible assets, and the loss of revenue which could have a material adverse effect on our financial condition and results of operations. In addition, we may not realize the expected value from the divestiture of product lines and may need to raise additional capital to replace the revenue generated from the product line that is divested. We can provide no assurance that such capital will be available or available on terms that are acceptable to us. We cannot assure you that we will be successful in managing these or any other significant risks that we encounter in divesting a product line, and any divestiture we undertake could materially and adversely affect our business, financial condition, results of operations and cash flows, and may also result in a diversion of management attention, operational difficulties and losses.

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

The trading price of our common stock has been subject to wide fluctuations in response to a variety of factors, some of which are beyond our control, including changes in foreign currency exchange rates, quarterly variations in our operating results, announcements by us or our competitors of new products or of significant clinical achievements, changes in our capital structure, including future issuances of securities or the incurrence of debt and the exercise or conversion of our outstanding convertible promissory notes and shares of Series B Preferred Stock, changes in market valuations of other similar companies in our industry and general market conditions, including market volatility due to investor concerns regarding inflation and geopolitical conflicts and tensions, such as the Russia-Ukraine and Israel-Hamas conflicts. During the fourth quarter of fiscal year 2024, the closing trading price of our common stock fluctuated from a low of $1.36 per share to a high of $1.90 per share. During the fiscal year 2024, the closing trading price of our common stock fluctuated from a low of $1.36 per share to a high of $3.53 per share. There can be no assurance that our common stock trading price will not suffer declines. Our common stock may experience an imbalance between supply and demand resulting from low trading volumes and therefore broad market fluctuations could have a significant impact on the market price of our common stock regardless of our performance.

Our amended and restated certificate of incorporation grants our Board of Directors the power to issue additional shares of common and preferred stock and to designate series of preferred stock, all without stockholder approval.

Our board of directors, without any action by our stockholders, has and may again designate and issue shares of preferred stock in such series as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights, provided it is consistent with Delaware law.

The rights of holders of our preferred stock that have and may be issued could be superior to the rights of holders of common stock. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to shares of the common stock. Further, any issuances of additional stock (common or preferred) will dilute the percentage of ownership interest of then current holders of our capital stock and may dilute the book value per share.

Specifically, pursuant to the Novel Securities Purchase Agreement, we issued an aggregate of 1,000,000 shares of Series B Preferred Stock. With respect to any matter submitted to the vote of the holders of common stock, the holders of the Series B Preferred Stock are entitled to vote the whole number of votes equal to the number of shares of common stock into which such holder’s Series B Preferred Stock would be convertible on the record date for the vote or consent of stockholders at a conversion price of $10 per share of common stock rounded to the nearest whole share together, subject to certain limitations. The Series B Preferred Stock also ranks senior to the Common Stock and any other pari passu capital stock of the Company with respect to dividends, distributions and payments upon a liquidation event.

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

Our amended and restated certificate of incorporation empowers the board of directors to establish and issue a class of preferred stock, and to determine the rights, preferences and privileges of the preferred stock. These provisions give the board of directors the ability to deter, discourage or make more difficult a change in control of our company, even if such a change in control could be deemed in the interest of our stockholders or if such a change in control would provide our stockholders with a substantial premium for their shares over the then-prevailing market price for the common stock. Our amended and restated certificate of incorporation and bylaws contain other provisions that could have an anti-takeover effect, including the following:

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

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; we reasonably address any identified gaps in existing safeguards; and we regularly monitor the effectiveness of our safeguards. We devote our resources and designate high-level personnel, including our internal Senior IT manager who reports to our Chief Executive Officer, to manage the risk assessment and mitigation process.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information for Common Equity

Our common stock is currently quoted on the Nasdaq Capital Market under the symbol “IRIX”.

As of February 28, 2025, there were approximately 33 holders of record (not in street name) of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of our stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

See Part III Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding securities authorized for issuance.

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

In 2024 and 2023, our products were sold in the United States and Germany predominantly through a direct sales force and internationally (aside from Germany) primarily through independent distributors. Total revenues in 2024 and 2023 were $48.7 million and $51.9 million, respectively. We generated net losses of $8.9 million and $9.6 million in 2024 and 2023, respectively.

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

Impact of the new Local Coverage Determination on our Business

During 2024 Local Coverage Determination ("LCD") L37531, relating to Micro-Invasive Glaucoma Surgery (MIGS), was adopted as scheduled became effective for services performed on or after November 17, 2024. We believe the reimbursement limitations created by the new LCD has potential to significantly increase physician interest in and use of Iridex’s advanced laser-based treatments for glaucoma.

The new LCD clarifies that treatments performed using Iridex’s laser consoles and probes are not MIGS procedures, and thus, Iridex’s Cyclo G6® product family is unaffected by the new reimbursement limitations. Iridex’s proprietary MicroPulse® and Continuous Wave laser therapies for glaucoma have been adopted by physicians around the globe as effective tools for managing and slowing the progression of glaucoma. Currently, Iridex sells more than 50,000 Cyclo G6 probes per year.

In addition to creating some reimbursement advantages for Iridex’s glaucoma treatments in the United States, the LCD creates opportunity to capture more physician attention to the significant clinical benefits of our products, particularly MicroPulse Transscleral Laser Therapy (MPTLT). Our laser procedures are noninvasive, repeatable, and can be utilized to treat patients across a far broader range of glaucoma’s progression, whether before, after, or even coincident to MIGS procedures.

The final LCD, L37531, which went into effect on November 17, 2024, provides the following reimbursement limitations:

1.
MIGS is not considered a first line treatment for mild-moderate glaucoma.
2.
A combination of a surgical MIGS procedure and an aqueous shunt cannot be performed at the same time of service in the same eye.
3.
Phacoemulsification/intraocular lens placement performed with a combination of MIGS procedures, (e.g., cataract + stent + canaloplasty or goniotomy) at the same time of service in the same eye is non-covered.

Impact of Macroeconomic Conditions to our Business

Current macroeconomic conditions exhibit challenges that can affect capital equipment purchasing demand and timing, including recessionary fears, tariffs, trade wars, unexpected changes in taxes or policies, inflation concerns, changing interest rates, as well as other geopolitical uncertainties, have impacted and may continue to impact business spending and the economy as a whole. As a result, we have seen customers extend purchase decision cycles. We have also experienced some demand softness due to pricing effects from the strength of the U.S. dollar that have impacted and may continue to impact our operations.

The macroeconomic conditions on our business and operations remain uncertain, and it is not possible for us to predict the duration and extent to which they will affect our business, future results of operations, and financial condition.

For more information on risks associated with the current macroeconomic conditions, see the sections titled “Risk Factors” in Item 1A of Part I.

Results of Operations - 2024 and 2023

Our fiscal year ends on the Saturday closest to December 31. Fiscal year 2024 ended on December 28, 2024 and fiscal year 2023 ended on December 30, 2023. Fiscal years 2024 and 2023 each included 52 weeks of operations.

The following table sets forth certain operating data as a percentage of revenues for the periods indicated.

	Year Ended
	December 28, 2024	December 30, 2023
Revenues	100.0%	100.0%
Cost of revenues	59.9%	58.0%
Gross margin	40.1%	42.0%
Operating expenses:
Research and development	11.2%	13.2%
Sales and marketing	25.8%	31.3%
General and administrative	20.1%	16.9%
Total operating expenses	57.1%	61.4%
Loss from operations	(17.0%)	(19.4%)
Other income (expense), net	(1.1%)	1.0%
Loss from operations before provision for income taxes	(18.1%)	(18.4%)
Provision for income taxes	0.1%	0.2%
Net loss	(18.2%)	(18.6%)

Comparison of 2024 and 2023

Revenues

	Year Ended		Change in $	Change in %
	December 28, 2024	December 30, 2023
Cyclo G6	$12,697	$13,461	$(764)	(5.7%)
Retina	27,827	29,445	(1,618)	(5.5%)
Other	8,145	8,963	(818)	(9.1%)
Total revenues	$48,669	$51,869	$(3,200)	(6.2%)

Our total revenues decreased by $3.2 million or 6.2% from $51.9 million in 2023 to $48.7 million in 2024. The decrease was driven by softer demand in our Glaucoma and Retina product lines, and by lower royalties due to the expiration of licensed patents.

While we believe that the market for our products remains strong, the overall capital expenditure landscape within hospitals, surgical centers and physician offices may continue to be negatively impacted by the persistent macroeconomic concerns discussed above.

Gross Profit

Gross profit decreased by $2.3 million or 10.6% from $21.8 million in 2023 to $19.5 million in 2024. Gross margin decreased by 1.9% from 42.0% in 2023 to 40.1% in 2024. The decrease in gross margin was driven by lower revenues and higher manufacturing overhead absorbed by less revenue.

Gross margins may fluctuate due to changes in the relative proportion of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes that lead to greater or lesser production efficiencies and other factors.

Research and Development

Research and development expenses decreased by $1.4 million or 20.2% from $6.8 million in 2023 to $5.4 million in 2024. Spending on investment in new and expanded products decreased as we completed prior projects. In 2024 we also implemented cost savings measures including reductions in workforce that resulted in lower headcount expenses.

Sales and Marketing

Sales and marketing expenses decreased by $3.6 million or 22.5%, from $16.2 million in 2023 to $12.6 million in 2024. The decrease in 2024 was related to our cost savings measures, including reductions in workforce that resulted in lower headcount expenses, lower consulting, travel expenses, and lower tradeshows and public relations expenses, partially offset by increases in bonus and clinical studies expenses.

General and Administrative

General and administrative expenses increased by $1.1 million or 11.8% from $8.7 million in 2023 to $9.8 million in 2024. The increase is primarily due to higher consulting costs and deal related legal expenses, partially offset by lower ERP implementation expenses.

Other Income (Expense), Net

Other expense, net amounted to $0.5 million in 2024 and other income, net amounted $0.5 million in 2023. Other income, net, consisted primarily of interest income or expense and foreign currency gain or loss. Other expenses increased primarily due to interest paid on amortization of loan expenses related to the Lind transaction.

Income Taxes

We recorded a provision for income taxes of $68 thousand for the year ended December 28, 2024 compared to $90 thousand for the year ended December 30, 2023. The effective tax rate for the years ended December 28, 2024 and December 30, 2023, were both negative 0.8%.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

Comparison of 2024 and 2023

As of December 28, 2024, we had cash and cash equivalents of $2.4 million and working capital of $7.0 million compared to cash and cash equivalents of $7.0 million and working capital of $14.5 million as of December 30, 2023.

Net cash used in operating activities was $7.3 million in 2024 compared to net cash used in operating activities of $6.7 million in 2023. The increase in net cash used in operating activities, expressed in direct cash flow terms, was primarily due to cash used in inventory, prepaids, deferred revenue and accrued expenses, partially offset by decreases in cash paid to accounts payable and increased cash collections from accounts receivable.

During 2024, net cash used in investing activities was $13 thousand for capital expenditures. During 2023, net cash used in investing activities was $109 thousand for capital expenditures.

During 2024, net cash provided by financing activities was $2.6 million, primarily from net proceeds of $3.4 million from issuance of a senior convertible promissory note payable to Lind partially offset by $0.5 million debt issuance costs and $0.2 million payments to the note were payable to Lind. During 2023, net cash used in financing activities was $5 thousand, primarily from payroll taxes related to net share settlement of equity awards partially offset by the net proceeds arising from the proceeds from stock option exercises.

We have historically funded our operations primarily through sales of our products to customers, and through common stock and borrowing arrangements. As of December 28, 2024, our principal sources of liquidity consisted of cash and cash equivalents of $2.4 million. We have incurred net losses over the last several years, and as of December 28, 2024, have an accumulated deficit of approximately $88.0 million. We may continue to incur operating losses and negative cash flows from operations.

Management evaluates whether there are relevant conditions and events that, in the aggregate, raise substantial doubt about our ability to continue as a going concern and to meet its obligations as they become due within one year after the date that the financial statements are issued.

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. For the year ended December 28, 2024, we implemented cost savings initiatives to increase operational efficiencies across all departments, which we expect will decrease our operating expenses and increase working capital through March 29, 2026. Based on these cost savings initiatives implemented by us and the issuance of the $3.4 million senior convertible promissory note to Lind, management believes we have alleviated substantial doubt about our ability to satisfy our liquidity needs over the next 12 months.

We believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs over the next 12 months. Our future capital requirements will depend on many factors, including our growth rates, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced products and our costs to implement new manufacturing technologies. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we raise additional funds through further issuances of equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

Critical Accounting Policies

Revenue Recognition

Our revenues arise from the sale of laser consoles, delivery devices, consumables, service, and support activities. We also derive revenue from royalties from third parties which are typically based on the licensees’ net sales of products that utilize our technology. Our revenue is recognized in accordance with Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers.” We recognize revenue using the five-step model: (1) identifying the contract with the customer, (2) identifying the performance obligations in the contract, (3) determining expected transaction price, (4) allocating the transaction price to the distinct performance obligations in the contract, and (5) recognizing revenue when (or as) the performance obligations are satisfied.

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

We recognize revenue from product sales at a point in time subject to the allocation of transaction price to additional performance obligations, if any.

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

(4)
Royalty Revenue: We have royalty agreements with two customers related to the sale of our intellectual property. Under the terms of these agreements, one customer is to remit a percentage of sales to us as the sales occur and one customer is to remit fixed amount royalty payments based on the quantity sold as the sales occur.

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

(5)
Exclusive Distribution Rights: On March 2, 2021, we entered into a distribution agreement (“Distribution Agreement”) with Topcon, pursuant to which we granted Topcon the exclusive right to distribute the our retina and glaucoma products in certain geographies outside the United States. The exclusivity arrangement with Topcon obligates us to provide training, customer support, and exclusive territorial rights to Topcon for certain international regions, for a period of 10 years, commencing upon regulatory approval to transfer existing (non-exclusive) distribution rights from the current distributors in those regions to Topcon. We has the right to terminate the exclusive distribution rights granted to Topcon for any of the regions at any point in time during the 10 year exclusivity term for a termination fee that is based on a multiple of 1.2 times the revenue generated by us in 2019 for the respective region. We determined that the exclusivity rights, training, and customer support represents a single combined performance obligation for each region, to be recognized as exclusivity fee revenue on a straight-line basis over the 10 year period for each region, commencing on the date that regulatory approval is obtained for each region, based on the standalone selling price for such combined performance obligation for each region. The estimated fair value of the exclusive distribution rights for all regions combined totaled approximately $14.8 million. Of this amount, we fully-constrained and returned to Topcon the arrangement fee allocated to Belarus (approximately $0.2 million) because obtaining the necessary regulatory approvals and termination of existing distributor relationship was not feasible. During fiscal years ended 2024 and 2023, $1.5 million in revenue related to the exclusive distribution rights was recorded each year.

Costs of Obtaining Revenue Contracts

We recognized assets from certain costs incurred to obtain revenue contracts. These costs relate to sales commissions arising from the sale of our products. The costs are considered incremental and recoverable of obtaining revenue contracts with customers. These deferred costs are amortized on a straight-line basis over the estimated period of benefit, which typically ranges from 2 to 3 years. These deferred costs are amortized on a straight-line basis over the estimated period of benefit, which typically ranges from 2 to 3 years. As of December 28, 2024 and December 30, 2023, we recognized deferred costs incurred to obtain revenue contracts with customers, net of accumulated amortization, of $0.2 million and included these amounts in Prepaid expenses and other current assets and Other long-term assets in our consolidated balance sheets. Amortization expense was $146 thousand and $105 thousand, respectively, for the fiscal years ended December 28, 2024 and December 30, 2023. There were no impairment expenses for both the fiscal years ended December 28, 2024 and December 30, 2023, respectively.

Sales commissions that do not represent incremental and recoverable costs of obtaining a contract are expensed as incurred. As a practical expedient, we will not recognize such sales commission as a contract asset but rather recognize as an expense when incurred if the amortization period of the asset that we would have otherwise recognized is one year or less.

Contract Fulfillment Costs

We recognized an asset from the costs incurred to fulfill a contract. These costs relate directly and must be incurred to satisfy performance obligations on certain specific contract with a customer. These costs are expected to be recovered over time and are amortized on a systematic basis that is consistent with the recognition of revenue to which it relates. As of December 28, 2024 and December 30, 2023, we recognized deferred costs incurred to fulfill a contract with a customer, net of accumulated amortization, of $0.6 million and $0.7 million, respectively, and included these amounts in Prepaid expenses and other current assets and Other long-term assets in our consolidated balance sheets. Amortization expense was $83 thousand, for the fiscal years ended December 28, 2024 and December 30, 2023. There were no impairment expenses for both the fiscal years ended December 28, 2024 and December 30, 2023.

Inventories

Inventories are stated at the lower of cost or net realizable value and include on-hand inventory physically held at our facility, sales demo inventory and service loaner inventory. Cost is determined on a standard cost basis which approximates actual cost on a First-in, First-out ("FIFO") method. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolete or impaired inventory and are charged to cost of revenues. Once the cost of the inventory is reduced, a new lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Factors influencing these adjustments include changes in demand, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. Revisions to these adjustments would be required if these factors differ from our estimates.

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

Similarly, management must make estimates regarding the collectability of accounts receivable. We are exposed to credit risk in the event of non-payment by customers to the extent of amounts recorded on the consolidated balance sheets. As sales increase the level of accounts receivable would likely also increase. In addition, in the event that customers were to delay their payments to us, the levels of accounts receivable would likely also increase. We maintain provision for credit losses for estimated losses resulting from the inability of our customers to make required payments. The provision for credit losses is based on past payment history with the customer, analysis of the customer’s current financial condition, the aging of the accounts receivable balance, customer concentration and other known factors.

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

Income Taxes

We account for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We annually evaluate the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. In 2024, based on our history of earnings and our forecasted losses, we believe on the more likely than not basis that a full valuation allowance is required. Accordingly, in the fourth quarter of fiscal year 2024, we provided a full valuation allowance on our federal and state deferred tax assets.

Accounting for Uncertainty in Income Taxes

We account for uncertain tax positions in accordance with ASC 740. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a "more-likely-than-not" threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There was no accrued interest and penalties during the year ended December 28, 2024.

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

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use (“ROU”) assets, net and Operating lease liabilities in our consolidated balance sheets. As of December 28, 2024, we were not a party to finance lease arrangements.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on information available at the commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

Recently Adopted Accounting Standards

In November 2023, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The amendment is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied retrospectively to all prior periods presented in the financial statements. We adopted this ASU on December 31, 2023 with no material impact on our consolidated financial statements. The required segment disclosures are included above.

Recent Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our consolidated financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03 ''Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses'', which requires disclosure of disaggregated information about certain income statement expense line items on an annual and interim basis. This update will be effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. As this accounting standard only impacts disclosures, it will not have a material impact on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 8. Financial Statements and Supplementary Data.

Our consolidated balance sheets as of December 28, 2024 and December 30, 2023 and the consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of our fiscal years 2024 and 2023 together with the related notes and the report of our independent registered public accounting firm, are on the following pages. Additional required financial information is described in Item 15.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

IRIDEX Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IRIDEX Corporation (a Delaware corporation) and its subsidiaries (the “Company”) as of December 28, 2024 and December 30, 2023, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 28, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 28, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Inventory Valuation - Adjustments for Excess or Obsolete Inventories

As described in Notes 2 and 5 to the consolidated financial statements, the Company has inventories with a carrying value of $10.8 million as of December 28, 2024. The Company’s inventories are stated at the lower of cost or net realizable value. Cost is determined on a standard cost basis which approximates actual cost on a first-in, first-out (“FIFO”) method. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration, and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory and are charged to cost of revenues. The Company’s inventories include demonstration units (“demos”) to facilitate the sale of products to prospective customers and loaners for existing customers to use while their product is under repair.

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

San Jose, California

March 27, 2025

Iridex Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 28, 2024	December 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,387	$7,034
Accounts receivable, net	5,951	6,727
Receivable from related party	2,443	2,927
Inventories	10,817	9,906
Prepaid expenses and other current assets	1,964	856
Total current assets	23,562	27,450
Property and equipment, net	115	351
Intangible assets, net	1,307	1,642
Goodwill	965	965
Operating lease right-of-use assets, net	1,792	2,632
Other long-term assets	1,394	1,396
Total assets	$29,135	$34,436
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,985	$4,499
Payable to related party	609	228
Accrued compensation	1,672	1,619
Accrued expenses	477	1,996
Convertible note payable, current	1,734	—
Other current liabilities	1,812	1,233
Deferred revenue, current	2,176	2,404
Operating lease liabilities, current	1,094	995
Total current liabilities	16,559	12,974
Long-term liabilities:
Deferred revenue	8,350	10,025
Operating lease liabilities	811	1,751
Convertible note payable	1,004	—
Other long-term liabilities	314	164
Total liabilities	27,038	24,914
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding 16,636,380 shares as of December 28, 2024 and 16,252,813 as of December 30, 2023	174	172
Additional paid-in capital	89,881	88,444
Accumulated other comprehensive income (loss)	51	(52)
Accumulated deficit	(88,009)	(79,042)
Total stockholders’ equity	2,097	9,522
Total liabilities and stockholders’ equity	$29,135	$34,436

The accompanying notes are an integral part of these consolidated financial statements.

Iridex Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	December 28, 2024	December 30, 2023
Total revenues	$48,669	$51,869
Cost of revenues	29,167	30,062
Gross profit	19,502	21,807
Operating expenses:
Research and development	5,449	6,829
Sales and marketing	12,579	16,237
General and administrative	9,776	8,748
Total operating expenses	27,804	31,814
Loss from operations	(8,302)	(10,007)
Other income (expense), net	(540)	527
Loss from operations before provision for income taxes	(8,842)	(9,480)
Provision for income taxes	68	90
Net loss	$(8,910)	$(9,570)
Net loss per share:
Basic	$(0.54)	$(0.59)
Diluted	$(0.54)	$(0.59)
Weighted average shares used in computing net loss per common share:
Basic	16,439	16,128
Diluted	16,439	16,128

The accompanying notes are an integral part of these consolidated financial statements.

Iridex Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended
	December 28, 2024	December 30, 2023
Net loss	$(8,910)	$(9,570)
Change in foreign currency translation adjustments, net of tax	103	(28)
Comprehensive loss	$(8,807)	$(9,598)

The accompanying notes are an integral part of these consolidated financial statements.

Iridex Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances, December 31, 2022	15,989,662	$169	$86,802	$(24)	$(69,716)	17,231
Adoption of ASU 2016-13	—	—	—	—	244	244
Issuance of common stock under the stock option plan	37,839	—	82	—	—	82
Stock-based compensation	—	—	1,650	—	—	1,650
Release of restricted stock, net of taxes paid	225,312	3	(90)	—	—	(87)
Other comprehensive loss	—	—	—	(28)	—	(28)
Net loss					(9,570)	(9,570)
Balances, December 30, 2023	16,252,813	172	88,444	(52)	(79,042)	9,522
Issuance of common stock under the stock option plan	2,010	—	4	—	—	4
Issuance of incentive shares under convertible note	126,968	1	249	—	—	250
Stock-based compensation	—	—	1,243	—	—	1,243
Release of restricted stock, net of taxes paid	254,589	1	(59)	—	—	(58)
Other comprehensive income	—	—	—	103	(57)	46
Net loss	—	—	—	—	(8,910)	(8,910)
Balances, December 28, 2024	16,636,380	$174	$89,881	$51	$(88,009)	$2,097

The accompanying notes are an integral part of these consolidated financial statements.

Iridex Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 28, 2024	December 30, 2023
Operating activities:
Net loss	$(8,910)	$(9,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	584	1,098
Amortization of operating lease right-of-use assets	840	934
Accretion of original issue discount	146	—
Amortization of debt issuance costs	182	—
Stock-based compensation	1,243	1,650
Changes in operating assets and liabilities:
Accounts receivable	776	(254)
Receivable from related party	484	612
Inventories	(911)	644
Prepaid expenses and other current assets	(1,108)	612
Other long-term assets	2	(427)
Accounts payable	2,486	641
Payable to related party	381	213
Accrued compensation	53	(829)
Accrued expenses	(1,519)	448
Deferred revenue	(1,903)	(1,723)
Operating lease liabilities	(841)	(924)
Other liabilities	730	130
Net cash used in operating activities	(7,285)	(6,745)
Investing activities:
Acquisition of property and equipment	(13)	(109)
Net cash used in investing activities	(13)	(109)
Financing activities:
Net proceeds from issuance of convertible note payable	3,370	—
Payments on note payable	(218)	—
Cash paid for debt issuance costs	(493)	—
Proceeds for stock option exercises	4	82
Taxes paid related to net share settlements of equity awards	(58)	(87)
Net cash provided by (used in) financing activities	2,605	(5)
Effect of foreign exchange rate changes	46	(29)
Net decrease in cash and cash equivalents	(4,647)	(6,888)
Cash and cash equivalents, beginning of period	7,034	13,922
Cash and cash equivalents, end of period	$2,387	$7,034
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$15	$53
Supplemental disclosure of non-cash activities:
Transfer of inventory to property and equipment	$-	$(9)
ROU assets obtained with extension of operating lease	$-	$1,901
Issuance of incentive shares under convertible note payable	$250	$-

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

The Company's fiscal year ends on the Saturday closest to December 31. Fiscal 2024 ended on December 28, 2024 (“FY 2024”) and Fiscal 2023 ended on December 30, 2023 (“FY 2023”). Fiscal years 2024 and 2023 each included 52 weeks of operations.

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

Accounts Receivable and Provision for Credit Losses

The Company has trade receivables with various individual customers such as private businesses, hospitals, universities, government and non-profit entities, and distributors. The Company has determined that geography is the similar risk characteristic to pool our trade receivables balances, and accordingly, groups such balances into either the domestic pool or the international pool. The domestic pool is primarily comprised of individual customers, and the international pool is primarily comprised of distributors. The total receivables as of December 31, 2023 and January 1, 2023 were $9.7 million and $9.8 million, respectively.

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

The following table presents the activity in the provision for credit losses for accounts receivable by pool type for the years ended December 28, 2024 and December 30, 2023 (in thousands):

	Domestic	International	Total
Balance, as of December 31, 2022	$(235)	$(155)	$(390)
Change to provision	141	103	244
Balance, as of December 30, 2023	(94)	(52)	(146)
Change to provision	(51)	(62)	(113)
Balance, as of December 28, 2024	$(145)	$(114)	$(259)

Sales Returns Allowance

When determining the transaction price, we estimate the variable consideration as the most likely amount to which we expect to be entitled, and we include the estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue will not occur when the uncertainty associated with the variable consideration is resolved. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. Our provision for sales returns is recorded net of the associated costs. As historically the returns have not been material, there was no provision for sales returns as of December 28, 2024 and December 30, 2023.

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

As part of our normal business, we generally utilize various finished goods inventory as either sales demos to facilitate the sale of our products to prospective customers, or as loaners that we allow our existing customers to use while we repair their products. We are amortizing these demos and loaners over an estimated useful life of four years. The amortization of the demos is charged to sales and marketing expense while the amortization on the loaners is charged to cost of revenues. The gross value of demos and loaners was $2.6 million and $2.3 million and the accumulated amortization was $2.1 million and $1.9 million as of December 28, 2024 and December 30, 2023, respectively. The net book value of demos and loaners is charged to cost of revenues if and when such demos or loaners are sold.

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

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use (“ROU”) assets, net and Operating lease liabilities in our consolidated balance sheets. As of December 28, 2024, the Company was not a party to finance lease arrangements.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on information available at the commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Under the available practical expedient, we account for the lease and non-lease components as a single lease component.

Valuation of Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an annual impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test during the second quarter of fiscal 2024 and determined that its goodwill was not impaired. As of December 28, 2024, we had not identified any factors that indicated there was an impairment of our goodwill and determined that no additional impairment analysis was then required.

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

(4)
Royalty Revenue: The Company has royalty agreements with two customers related to the sale of the Company’s intellectual property. Under the terms of these agreements, one customer is required to remit a percentage of sales to the Company as the sales occur and one customer is required to remit fixed amount royalty payments based on the quantity sold as the sales occur.

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

(5)
Exclusive Distribution Rights: On March 2, 2021, the Company and Topcon Corporation (“Topcon”) entered into a distribution agreement (“Distribution Agreement”), pursuant to which the Company granted Topcon the exclusive right to distribute the Company’s retina and glaucoma products in certain geographies outside the United States. The exclusivity arrangement with Topcon obligates the Company to provide training, customer support, and exclusive territorial rights to Topcon for certain international regions, for a period of 10 years, commencing upon regulatory approval to transfer existing (non-exclusive) distribution rights from the current distributors in those regions to Topcon. The Company has the right to terminate the exclusive distribution rights granted to Topcon for any of the regions at any point in time during the 10 year exclusivity term for a termination fee that is based on a multiple of 1.2 times the revenue generated by the Company in 2019 for the respective region. Management has determined that the exclusivity rights, training, and customer support represents a single combined performance obligation for each region, to be recognized as exclusivity fee revenue on a straight-line basis over the 10 year period for each region, commencing on the date that regulatory approval is obtained for each region, based on the standalone selling price for such combined performance obligation for each region. The estimated fair value of the exclusive distribution rights for all regions combined totaled approximately $14.8 million. Of this amount, management has fully-constrained and returned to Topcon the arrangement fee allocated to Belarus (approximately $0.2 million) because obtaining the necessary regulatory approvals and termination of existing distributor relationship was not feasible. During both the fiscal years ended 2024 and 2023, $1.5 million in revenue related to the exclusive distribution rights was recorded.

Costs of Obtaining Revenue Contracts

The Company recognized assets from certain costs incurred to obtain revenue contracts. These costs relate to sales commissions arising from the sale of our products. The costs are considered incremental and recoverable of obtaining revenue contracts with customers. These deferred costs are amortized on a straight-line basis over the estimated period of benefit, which typically ranges from 2 to 3 years. As of both December 28, 2024 and December 30, 2023, we recognized deferred costs incurred to obtain revenue contracts with customers, net of accumulated amortization, of $0.2 million, and included these amounts in Prepaid expenses and other current assets and Other long-term assets in the Company’s consolidated balance sheets. Amortization expense was $0.2 million and $0.1 million, respectively, for the fiscal years ended

December 28, 2024 and December 30, 2023. There were no impairment expenses for both the fiscal years ended December 28, 2024 and December 30, 2023.

Sales commissions that do not represent incremental and recoverable costs of obtaining a contract are expensed as incurred. As a practical expedient, the Company will not recognize such sales commission as a contract asset but rather recognize as expense when incurred if the amortization period of the asset that the Company would have otherwise recognized is one year or less.

Contract Fulfillment Costs

The Company recognized an asset from the costs incurred to fulfill a contract. These costs relate directly and must be incurred to satisfy performance obligations on certain specific contract with a customer. These costs are expected to be recovered over time and are amortized on a systematic basis that is consistent with the recognition of revenue to which it relates. As of December 28, 2024 and December 30, 2023, we recognized deferred costs incurred to fulfill a contract with a customer, net of accumulated amortization, of $0.6 million and $0.7 million, respectively, and included these amounts in Prepaid expenses and other current assets and Other long-term assets in the Company’s consolidated balance sheets. Amortization expense was $83 thousand, for both fiscal years ended December 28, 2024 and December 30, 2023. There were no impairment expenses for both the fiscal years ended December 28, 2024 and December 30, 2023.

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

A reconciliation of the changes in our deferred revenue balances for the years ended December 28, 2024 and December 30, 2023 are as follows (in thousands):

Balance, as of December 31, 2022	$14,153
Additions to deferral	1,417
Revenue recognized	(3,141)
Balance, as of December 30, 2023	12,429
Additions to deferral	1,177
Revenue recognized	(3,080)
Balance, as of December 28, 2024	$10,526

During each of the years ended December 28, 2024 and December 30, 2023, approximately $2.3 million and $2.5 million were recognized pertaining to amounts deferred as of December 30, 2023 and as of December 31, 2022, respectively.

Segment Reporting

The Company's chief operating decision maker has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. For the purpose of internal reporting and management’s operation review, the Company's chief executive officer and management personnel do not segregate the Group’s business by revenue stream or geography. Management has determined that the Company has one operating segment. The measure of segment assets is reported on the Consolidated Balance Sheets as total consolidated assets. The revenue, costs and expenses, and the net income for the reportable segment are the same as those presented on the Consolidated Statements of Operations.

Warranty

The Company currently provides a two-year full warranty on its products. The associated costs of these warranties are accrued for upon shipment of the products. The Company’s warranty policy is applicable to products which are considered defective in their performance or fail to meet the product specifications. Warranty costs are reflected in the condensed consolidated statements of operations as costs of revenues.

As warranty reserves do not meet the criteria to have separate captions on the face of the consolidated balance sheets, we removed these captions and included those amounts in other current and long-term liabilities.

Shipping and Handling Costs

The Company's shipping and handling costs billed to customers are included in revenues and the associated expense is recorded in cost of revenues for all periods presented. Shipping and handling costs billed to customers amounted to $0.3 million and $0.2 million during fiscal years 2024 and 2023, respectively.

Research and Development

Research and development expenditures are charged to operations as incurred.

Advertising

Advertising and promotion costs are expensed as they are incurred; such costs were approximately $20 thousand in 2024 and $0.2 million in 2023 and are included in sales and marketing expenses in the accompanying consolidated statements of operations.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Under ASC 740, the liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We annually evaluate the realizability of our deferred tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. In 2024, based on the Company's history of earnings and its forecasted losses, management believes on the more likely than not basis that a full valuation allowance is required. Accordingly, in the fourth quarter of fiscal year 2024, the Company provided a full valuation allowance on its federal and states deferred tax assets.

Accounting for Uncertainty in Income Taxes

The Company accounts for uncertain tax positions in accordance with ASC 740. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a "more-likely-than-not" threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accrued interest and penalties during the years ended December 28, 2024 and December 30, 2023.

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

The Company markets its products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of our customers and maintains an allowance for potential credit losses. Historically, we have not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the year ended December 28, 2024, one customer, Topcon, accounted for greater than 10% of total revenues, representing 35%. For the year ended December 30, 2023, one customer, Topcon, accounted for greater than 10% of total revenues, representing 30%. For the year ended December 28, 2024, one customer, Topcon, accounted for over 10% of our receivables, representing 29%. As of December 30, 2023, one customer, Topcon, accounted for over 10% of our receivables, representing 30%.

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

Implementation Costs Incurred in a Cloud Computing Service Arrangement

The Company has implemented a new enterprise resource planning (“ERP”) system. The new ERP system operates in a cloud-based environment. The Company concluded that this cloud computing arrangement does not include a license, and therefore, will account for this arrangement as one that is a service contract. The Company capitalized $1.1 million in implementation costs and began utilizing the ERP system near the end of the third quarter of 2023 and is recognizing amortization of the capitalized implementation costs over five years on a straight-line basis. For the years ended December 28, 2024 and December 30, 2023, approximately $0.2 million of amortization expenses were recognized in each period.

Recently Adopted Accounting Standards

In November 2023, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The amendment is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this ASU on December 31, 2023 with no material impact on the Company's consolidated financial statements. The required segment disclosures are included in Note 15.

Recent Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company's annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its consolidated financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03 ''Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses'', which requires disclosure of disaggregated information about certain income statement expense line items on an annual and interim basis. This update will be effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. As this accounting standard only impacts disclosures, it will not have a material impact on the Company’s consolidated financial statements.

3. Related Party - Topcon

As of December 28, 2024, Topcon holds a 9.9% voting interest in the Company, which qualifies it to be a principal owner considered a related party, even though it currently does not have significant influence over the Company’s operations.

Topcon resells certain of our products as our exclusive distributor in certain international regions. At the same time, the Company also purchases certain raw materials from Topcon. During fiscal year 2024, the Company’s revenues related to Topcon amounted to approximately $16.3 million, including $1.5 million recognized as exclusive distribution rights revenue. During fiscal year 2023, the Company’s revenues related to Topcon amounted to approximately $14.3 million, including $1.5 million recognized exclusive distribution rights revenue. The Company’s purchases from Topcon during fiscal year 2024 and 2023 amounted to $1.0 million and $0.3 million, respectively. As of December 28, 2024, the amounts receivable from and payable to Topcon were $2.5 million and $0.6 million, respectively. As of December 30, 2023, the amounts receivable from and payable to Topcon were $2.9 million and $0.2 million, respectively.

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

The carrying amounts of our financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of December 28, 2024 and December 30, 2023, approximate fair value because of the short maturity of these instruments. The Company does not recognize any non-financial assets at fair value.

As of December 28, 2024 and December 30, 2023, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

	As of December 28, 2024				As of December 30, 2023
	Fair Value Measurements				Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$397	$—	$—	$397	$43	$—	$—	$43

The Company’s Level 1 financial assets are money market funds whose fair values are based on quoted market prices. The Company does not have any Level 2 and Level 3 financial assets or liabilities.

5. Inventories

The components of our inventories are as follows (in thousands):

	December 28, 2024	December 30, 2023
Raw materials	$4,236	$5,288
Work in process	—	156
Finished goods	6,581	4,462
Total inventories	$10,817	$9,906

6. Property and Equipment

The components of our property and equipment are as follows (in thousands):

	December 28, 2024	December 30, 2023
Equipment	$11,604	$11,597
Leasehold improvements	2,494	2,494
Less: accumulated depreciation and amortization	(13,983)	(13,740)
Property and equipment, net	$115	$351

Depreciation expense related to property and equipment was $244 thousand and $277 thousand for the fiscal years 2024 and 2023, respectively.

7. Intangible Assets

The components of our purchased intangible assets as of December 28, 2024 are as follows (in thousands):

	Useful Lives	December 28, 2024 Annual Amortization	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Lives Remaining
Customer relations	15 Years	$30	$340	$291	$49	2.93 Years
Developed technology	7 Years	270	1,899	814	1,086	4.16 Years
Trade names	9 Years	33	300	128	172	5.17 Years
		$333	$2,539	$1,233	$1,307

The components of our purchased intangible assets as of December 30, 2023 are as follows (in thousands):

	Useful Lives	December 30, 2023 Annual Amortization	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Lives Remaining
Customer relations	15 Years	$30	$340	$260	$80	3.43 Years
Developed technology	7 Years	270	1,899	543	1,356	5.13 Years
Trade names	9 Years	33	300	94	206	6.17 Years
		$333	$2,539	$897	$1,642

Aggregate amortization expense for fiscal years 2024 and 2023 were $0.3 million for each year. The amortization of developed technology was charged to research and development expense and the amortization of customer relations and trade names was charged to sales and marketing expense. We started amortization of in-process research and development in the fourth fiscal quarter of 2022, as it was related to the release of a new system.

Estimated future amortization expense for purchased intangible assets is as follows (in thousands):

Fiscal Year:
2025	323
2026	319
2027	319
2028	200
2029	146
Total	$1,307

8. Goodwill

The carrying value of goodwill was $965 thousand as of both December 28, 2024 and December 30, 2023.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an annual impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceed the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test during the second quarter of fiscal year 2024 and determined that its goodwill was not impaired. The determination of whether any potential impairment of goodwill exists is based upon an impairment test performed in accordance with ASC 350. There was no impairment of goodwill recognized during fiscal years 2024 and 2023.

9. Accrued Expenses and Other Current Liabilities

The components of our accrued expenses and other current liabilities are as follows (in thousands):

	December 28, 2024	December 30, 2023
Legal and professional fees	$156	$227
Sales and marketing expenses	17	117
Temporary help and consulting	49	140
Royalties payable	57	149
Tax payable	150	100
Other accrued expenses	48	1,263
Total accrued expenses	$477	$1,996

	December 28, 2024	December 30, 2024
Customer deposits	$1,312	$925
Accrued warranty	500	308
Total other current liabilities	$1,812	$1,233

10. Convertible Debt

On August 4, 2024, the Company entered into a securities purchase agreement (the “Lind Purchase Agreement”) with Lind Global Asset Management IX LLC (“Lind”), an entity managed by The Lind Partners, LLC, relating to (i) the issuance and sale to Lind of a senior convertible promissory note in the principal amount of $4.2 million for a purchase price of $3.5 million (the “Initial Lind Note”) and (ii) a subsequent contingent senior convertible promissory note in the amount of $1.8 million for a purchase price of $1.5 million (the “Subsequent Lind Note” and, together with the Initial Note, the “Notes” and together with the Lind Purchase Agreement and the Lind Notes, the “Lind Transaction Documents”). The Initial Lind Note was issued on August 7, 2024 and the Subsequent Lind Note has not been issued as of the date hereof. The Lind Notes are convertible into shares of the Company’s common stock, $0.01 par value (the “Common Stock” and such shares issued upon conversion, the “Note Shares”) at Lind’s option at an initial conversion price of $2.44, subject to any adjustments as set forth in the Lind Notes; provided that no adjustment shall result in a conversion price that is less than $0.39 per share.

Pursuant to the terms of the Lind Purchase Agreement, as of December 28, 2024, the Company issued 126,968 shares of Common Stock to Lind.

The total number of shares of Common Stock issuable pursuant to the terms of the Lind Transaction Documents was capped at (i) prior to the receipt of stockholder approval, 3,300,231 (equal to 19.99% of the number of shares of Common Stock outstanding as of August 4, 2024), and (ii) following the receipt of stockholder approval, 4,952,823 (equal to 30% of the number of shares of Common Stock outstanding as of August 4, 2024).

The $4.2 million convertible debt was issued with an original issue discount (“OID”) of $0.7 million. In addition, the Company incurred $0.9 million debt issuance costs, including $0.5 million legal expenses, $250 thousand relating to the First Incentive Share Installment (as defined in the Lind Purchase Agreement) and $105 thousand in commitment fees. During the year ended December 28, 2024, $146 thousand of the original issue discount and $182 thousand of debt issuance costs (as an interest expense) were recorded on a straight-line basis over the term of the debt. The accretion of the OID and amortization of debt issuance costs under that method is deemed materially consistent with the effective interest rate method.

As of December 28, 2024, the convertible note payable outstanding totaled $2.7 million of debt, net of the remaining balances of $0.6 million of OID and $0.7 million of debt issuance costs. As of December 28, 2024, the short term and long term debt (Notes Payable) were $1.7 million and $1.0 million, respectively.

On March 18, 2025, the Company entered into that certain repayment notice (the “Repayment Notice”) with Lind. Pursuant to the Repayment Notice and upon the subsequent delivery of a cash payment to Lind in the amount of $3,330,999.99, the Company thereafter fully discharged its outstanding obligations (other than certain indemnification obligations that survived pursuant to the terms of the Repayment Notice) under the Lind Purchase Agreement and terminated the Lind Note.

The following represents the payments of notes payables as of December 28, 2024 (in thousands):

Fiscal Year	Payments
2025	2,520
2026	1,470
Total payments	3,990
Less: Origination fees	(1,252)
Total convertible note payable	2,738
Non-current portion of convertible note payable	(1,004)
Current portion of convertible note payable	$1,734

11. Leases and Commitments and Contingencies

Operating Leases

We lease our operating facilities in Mountain View, California, under a non-cancelable operating lease through August 31, 2026. There are no further options or rights to extend the term of this lease.

Our operating lease commitments consist of facility and office equipment leases. Operating lease expense for fiscal years 2024 and 2023 was approximately $1.1 million and $1.0 million, respectively. The weighted average discount rate used in calculating the present value of lease payments was 4.8%. As of December 28, 2024, the weighted average remaining lease term for our operating leases was 1.8 years.

The following represents maturities of operating lease liabilities as of December 28, 2024 (in thousands):

Fiscal Year	Operating Lease Payments
2025	1,200
2026	781
2027	20
2028	20
2029	9
Total lease payments	2,030
Less: Imputed interest	(125)
Total lease liabilities	1,905
Non-current portion of lease liabilities	(811)
Current portion of lease liabilities	$1,094

Purchase Commitments.

Our purchase commitments consist primarily of non-cancellable purchase orders with vendors to manufacture certain components and ophthalmic instruments. As of December 28, 2024, our future minimum payments through fiscal year 2027 for our purchase commitments were approximately $15.3 million, with $11.4 million committed for the next 12 months.

License Agreements.

We are obligated to pay royalties equivalent to 1% to 5% of sales on certain products under certain license agreements with termination dates through the end of 2033. Royalty expense, charged to cost of revenues, was approximately $0.4 million for both fiscal years 2024 and 2023.

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

Legal Proceedings.

From time to time, we may be involved in legal proceedings arising in the ordinary course of business. In general, management believes that ordinary course of business matters will not have a material adverse effect on our financial position or results of operations and are adequately covered by our liability insurance. However, it is possible that consolidated cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one of more of these contingencies or because of the diversion of management’s attention and the incurrence of significant expenses. We are not currently party to any material legal proceedings.

12. Stockholders’ Equity

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

The following table represents the shares activity and the total number of shares available for grant under the Incentive Plan:

Shares Available for Grant
Balances as of December 31, 2022	114,995
Shares added	1,000,000
Options granted	(808,410)
Restricted stock granted	(294,503)
Options cancelled or forfeited	245,617
Awards cancelled	75,294
Balances as of December 30, 2023	332,993
Options granted	(40,900)
Restricted stock granted	(862,869)
Options cancelled or forfeited	1,104,104
Awards cancelled	46,109
Balances as of December 28, 2024	579,437

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

The following table shows stock-based compensation expenses by functional area in the consolidated statements of operations for 2024 and 2023 (in thousands):

	Year Ended
	December 28, 2024	December 30, 2023
Cost of revenues	$221	$213
Research and development	165	217
Sales and marketing	259	378
General and administrative	598	842
Total stock-based compensation expense	$1,243	$1,650

Stock-based compensation expense capitalized to inventory was immaterial for 2024 and 2023.

As of December 28, 2024, there was $1.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the Incentive Plan. The cost is expected to be recognized over a weighted-average period of 1.88 years.

Summary of Stock Options

The following table summarizes information regarding activity in our stock option plans during the fiscal years ended 2024 and 2023 (in thousands except share and per share data):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances as of December 31, 2022	2,232,967	4.27
Options granted	808,410	2.13
Options exercised	(37,839)	2.18
Options cancelled or forfeited	(245,617)	5.04
Balances as of December 30, 2023	2,757,921	$3.60
Options granted	40,900	2.37
Options exercised	(2,010)	1.85
Options cancelled or forfeited	(1,104,104)	4.66
Balances as of December 28, 2024	1,692,707	$2.89

The following table summarizes information with respect to stock options outstanding and exercisable as of December 28, 2024:

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$1.62 - $2.12	63,208	5.46	$1.94	21,635	$2.01
$2.13 - $2.13	851,114	4.21	$2.13	488,167	$2.13
$2.17 - $2.27	68,563	3.06	$2.22	55,689	$2.23
$2.28 - $2.28	319,811	2.93	$2.28	261,811	$2.28
$2.30 - $5.04	182,271	2.13	$4.05	153,154	$4.19
$5.30 - $6.58	181,240	2.00	$6.31	179,594	$6.32
$6.76 - $7.38	22,700	3.24	$7.30	20,013	$7.30
$7.40 - $7.40	400	0.57	$7.40	400	$7.40
$7.58 - $7.58	3,000	3.82	$7.58	2,375	$7.58
$7.62 - $7.62	400	3.75	$7.62	325	$7.62
$1.62 - $7.62	1,692,707	3.49	$2.89	1,183,163	$3.17

The determination of the fair value of options granted is computed using the Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Option Plan
	December 28, 2024	December 30, 2023
Average risk-free interest rate	4.33%	4.57%
Expected life (in years)	4.40 years	4.40 years
Dividend yield	—	—
Average volatility	77.0%	77.0%

The weighted average grant date fair value of options granted as calculated using the Black-Scholes option pricing was $1.47 and $1.32 per share for the fiscal years 2024 and 2023, respectively.

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

Information regarding stock options outstanding, exercisable and expected to vest as of December 28, 2024 is summarized below:

	Number of	Weighted Average	Weighted Average Remaining Contractual	Aggregate Intrinsic Value
	Shares	Exercise Price	Life (years)	(thousands)
Options outstanding	1,692,707	$2.89	3.49	—
Options vested and expected to vest	1,659,658	$2.90	3.45	—
Options exercisable	1,183,163	$3.17	2.59	—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2024 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 28, 2024. This amount is subject to change due to changes to the fair market value of our common stock. The total intrinsic value of options exercised for fiscal years 2024 and 2023 were approximately $1 thousand and $20 thousand, respectively.

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

Information regarding the restricted stock units outstanding, vested and expected to vest as of December 28, 2024 is summarized below:

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Restricted stock units outstanding	615,707	1.57	$1,028
Restricted stock units vested and expected to vest	558,624	1.53	$933
Options exercisable	19,913	—	$33

The intrinsic value of the restricted stock units is calculated based on the closing price of our shares as quoted on the Nasdaq Global Market on the last trading day of the fiscal year, December 27, 2024, of $1.67.

The majority of the restricted stock units that were released in fiscal year 2024 were net-share settled such that we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the restricted stock units on their release date as determined by our closing stock price. These net-share settlements had the effect of share repurchases as they reduced and retired the number of shares that would have otherwise been issued as a result of the release and did not represent an expense to us. For the fiscal year ended December 28, 2024, 282,012 shares of restricted stock units were released with an intrinsic value of approximately $595 thousand. We withheld 27,423 shares to satisfy approximately $58 thousand of employees’ minimum tax obligation on the released restricted stock units.

Information regarding the restricted stock unit activity during the years ended December 28, 2024 and December 30, 2023 is summarized below:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	473,029	$3.13
Restricted stock units granted	196,335	$1.91
Restricted stock units released	(265,956)	$3.10
Restricted stock units forfeited	(50,196)	$3.22
Outstanding as of December 30, 2023	353,212	$2.46
Restricted stock units granted	575,246	$1.85
Restricted stock units released	(282,012)	$2.50
Restricted stock units forfeited	(30,739)	$2.28
Outstanding as of December 28, 2024	615,707	$1.89

During the year ended December 28, 2024, the Company awarded 575,246 restricted stock units at a weighted average grant date fair value of $1.85 per share. During the year ended December 30, 2023, the Company awarded 196,335 restricted stock units at a weighted average grant date fair value of $1.91 per share.

13. Employee Benefit Plan

We have a plan known as the Iridex Corporation Profit Sharing/401(k) Plan to provide retirement benefits through the deferred salary deductions for substantially all U.S. employees. Employees may contribute up to 15% of their annual compensation to the plan, limited to a maximum amount set by the Internal Revenue Service. The plan also provides for Company contributions at the discretion of the Company. In 2024 and 2023, the Company made $0.2 million worth of total matching contributions in each period.

14. Income Taxes

Loss from operations before provision for income taxes was comprised of the following:

	Year Ended	Year Ended
	December 28, 2024	December 30, 2023
United States	$(8,679)	$(9,673)
Foreign	(163)	193
Total	$(8,842)	$(9,480)

The provision for income taxes includes:

	Year Ended	Year Ended
	December 28, 2024	December 30, 2023
Current:
Federal	$—	$—
State	5	31
Foreign	60	58
	65	89
Deferred:
Federal	1	1
State	2	—
	3	1
Provision for income taxes	$68	$90

Our effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

	Year Ended	Year Ended
	December 28, 2024	December 30, 2023
Income tax provision at statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	3.3%	3.2%
Permanent differences	(0.3)%	(0.3)%
Stock-based compensation	(4.9)%	(1.4)%
Rate change impact	0.3%	(0.9)%
Research and development credits	(0.5)%	1.3%
Change in valuation allowance	(19.9)%	(24.0)%
Foreign rate differential	(0.5)%	(0.7)%
Other	0.7%	1.0%
Effective tax rate	(0.8)%	(0.8)%

The tax effect of temporary differences and carryforwards that give rise to significant portions of the net deferred tax assets are presented below (in thousands):

	Year Ended	Year Ended
	December 28, 2024	December 30, 2023
Deferred tax assets:
Net operating losses	$15,118	$13,268
Research and development credits	4,295	4,225
Accruals and reserves	1,562	1,573
Deferred revenue	2,277	2,593
Property and equipment	240	237
Intangible assets	223	281
Section 174 research and experimental expenditures capitalization	2,927	2,544
Stock compensation	574	725
Other tax credits	1	1
Total deferred tax asset	27,217	25,447
Less: Valuation allowance	(27,114)	(25,357)
Total deferred tax assets, net	103	90
Deferred tax liabilities:
Goodwill	(132)	(116)
Total deferred tax liabilities	(132)	(116)
Net deferred tax liabilities	$(29)	$(26)

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

As of December 28, 2024, based on the Company's recent history of losses and its forecasted losses, management believes on the more likely than not basis that a full valuation allowance is required. Accordingly, in the fourth quarter of fiscal year 2024, the Company provided a full valuation allowance on its federal and state deferred tax assets. The Company's change in valuation allowance form prior year was $1.8 million. As of December 28, 2024, the Company had federal and state net operating loss (“NOL”) carry forwards of $61.7 million and $30.9 million, respectively. The federal NOL and the state NOL will begin to expire in 2032.

The Company has federal and state research credit carry forwards of approximately $2.5 million and $3.8 million, respectively. The federal research credit expired in 2024 and the state research credit can be carried forward indefinitely. In the event of a change in ownership as defined by IRC sections 382 and 383, the usage of the above mentioned NOLs and credits may be limited.

The Company accounts for uncertain tax positions in accordance with ASC 740, “Income Taxes.” ASC 740 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. In accordance with our accounting policy, we recognize accrued interests and penalties related to unrecognized tax benefits as a component of income tax expense. There is no accrued interest and penalty during the year ended December 28, 2024.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended	Year Ended
	December 28, 2024	December 30, 2023
Balance at the beginning of the year	$1,436	$1,368
Additions based upon tax positions related to the current year	37	104
Reductions based upon tax positions related to the prior year	(41)	(36)
Balance at the end of the year	$1,432	$1,436

If the ending balance of $1.4 million of unrecognized tax benefits as of December 28, 2024 were recognized, $0 of the recognition would affect the income tax rate. The Company does not anticipate any material change in our unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business.

The Company files U.S. federal and state returns. The tax years 2012 to 2022 remain open in several jurisdictions, none of which have individual significance.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income and a 1% excise tax on share repurchases. The majority of the provisions of the Inflation Reduction Act of 2022 became effective beginning in 2023.

Under US GAAP, changes in income tax rates and law are accounted for in the period of enactment. For US federal purposes, the enactment date for US GAAP is the date the President signs the bill into law.

Management has reviewed the majority of the material provisions that would impact the Company and have determined that certain provisions in the IRA require accounting in the period of enactment but the majority of the provisions in the IRA with accounting implications will impact financial statements prospectively. We have reviewed the above provisions and based on the implication date and the application to the business, we don’t anticipate there to be any material impact of the tax law changes to the financial statements in 2024 or in the future.

15. Business Segments and Geographical Information

The Company's chief operating decision maker has been identified as the chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. For the purpose of internal reporting and management’s operation review, the Company's chief executive officer and management personnel do not segregate the Group’s business by revenue stream or geography. Management has determined that the Company has one operating segment, ophthalmology. The measure of segment assets is reported on the Consolidated Balance Sheets as total consolidated assets. The revenue, costs and expenses, and the net income for the reportable segment are the same as those presented on the Consolidated Statements of Operations. Substantially all of our long-term assets are located in the U.S. We develop, manufacture and market medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service and support activities.

Revenue information shown by product is as follows (in thousands):

	Year Ended
	December 28, 2024	December 30, 2023
Cyclo G6	$12,697	$13,461
Retina	27,827	29,445
Other(1)	8,145	8,963
Total revenues	$48,669	$51,869

(1) Includes service contract revenues of $1,399 thousand and $1,534 thousand recognized during fiscal years 2024 and 2023, respectively. Includes $1,455 thousand and $1,455 thousand recognized revenue related to the exclusive distribution rights during fiscal years 2024 and 2023. Other also includes revenues from paid service, royalty, freight and legacy G probes.

Revenue information shown by geographic region is as follows (in thousands):

	Year Ended
	December 28, 2024	December 30, 2023
United States	$22,690	$26,054
Europe, Middle East and Africa	11,824	13,519
Asia/Pacific Rim	11,950	10,234
Americas, excluding the U.S.	2,205	2,062
	$48,669	$51,869

Revenues are attributed to countries based on location of end customers.

Other than the United States, The Netherlands accounted for more than 10% of the Company’s revenues during fiscal year 2024, representing 14.8%. The United States accounted for 46.6% of revenues in 2024. Other than the United States, The Netherlands accounted for more than 10% of the Company’s revenues during fiscal year 2023, representing 14.0%. The United States accounted for 50.2% of revenues in 2023.

16. Computation of Basic and Diluted Net Loss Per Common Share

A reconciliation of the numerator and denominator of basic and diluted net loss per common share is provided as follows (in thousands, except per share amounts):

	Twelve Months Ended
	December 28, 2024	December 30, 2023
Numerator:
Net loss	$(8,910)	$(9,570)
Denominator:
Weighted average shares of common stock (basic)	16,439	16,128
Weighted average shares of common stock (diluted)	16,439	16,128
Per share data:
Basic net loss per share	$(0.54)	$(0.59)
Diluted net loss per share	$(0.54)	$(0.59)

As of December 28, 2024 and December 30, 2023, stock options, restricted stock units and restricted stock awards of 2,697,381 and 2,821,990 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding because to do so would have been anti-dilutive.

17. Subsequent Events

On March 18, 2025, the Company filed a Certificate of Designation authorizing the Company to issue up to 1,000,000 shares of authorized undesignated preferred stock as shares of Series B Preferred stock, par value $0.01 per share (the “Series B Preferred Stock”).

On March 19, 2025, the Company entered into a securities purchase agreement (the “Novel Securities Agreement”) and a Note Purchase Agreement (the “Novel Note Purchase Agreement) with Novel Inspirational International Co., Ltd. (“Novel). Pursuant to the Novel Securities Agreement and the Novel Note Purchase Agreement, the Company issued 600,000 shares of its Series B Preferred Stock at $10.00 per share, initially convertible into 3,000,000 shares of the Company’s common stock, par value $0.01 per share and an initial convertible promissory note in an aggregate principal amount of $4,000,000 (the “Initial Novel Note” and together with the Novel Growth Notes (as defined below), the “Novel Notes”). The Novel Initial Note is convertible into 400,000 shares of the Company’s Series B Preferred Stock.

Concurrently with the purchase of the shares of Series B Preferred Stock and the Initial Novel Note, the Company also entered into an Investor Rights Agreement (the “Rights Agreement”) with Novel, pursuant to which the Company has agreed to, among other matters, grant Novel certain rights, including: (i) registration rights and indemnification obligations related thereto; (ii) subject to certain restrictions (including satisfying certain beneficial ownership thresholds), the right to appoint and maintain two individuals to the Company’s board of directors, which was effective as of March 19, 2024; and (iii) the right to approve certain corporate actions of the Company.

The Initial Novel Note has a 36-month term and will bear interest at 12% per annum. Interest on the Initial Novel Note will be payable quarterly on the first business day of each calendar quarter, beginning on July 1, 2025, in a number of shares of the common stock equal to (i) the accrued and unpaid interest due on the applicable interest payment date divided by (ii)

the greater of (a) the average closing price of the common stock for each trading day after March 19, 2025 in the calendar quarter immediately preceding such interest payment date and (b) a price floor of $0.21. The Initial Novel Note is convertible at Novel’s option into shares of the Series B Preferred Stock at an initial conversion price of $10.00, subject to adjustments set forth in the Initial Novel Note.

In addition to the Initial Novel Note, Novel has the right to purchase additional convertible promissory notes (the “Growth Notes”) in an aggregate principal amount of $10,000,000. The Growth Notes are issuable in three installments, with one third of the aggregate principal amount issuable upon each yearly anniversary of the March 19, 2025. Notwithstanding any provision in the Transaction Documents (as defined in the Initial Novel Note) to the contrary, in no circumstance shall the Company be required to deliver to Novel any shares of Series B Preferred Stock or common stock pursuant to the terms of the Transaction Documents to the extent that (i) the aggregate of all such shares issued by the Company would exceed 19.99% of either (a) the total number of shares of common stock outstanding as of March 19, 2025 or (b) the total voting power of the Company’s securities outstanding as of March 19, 2025 that are entitled to vote on a matter being voted on by holders of the common stock, or (ii) such delivery would cause the holder to become, directly or indirectly, a “beneficial owner” (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of more than 19.99% of either (a) the total number of shares of common stock outstanding as of such date or (b) the total voting power of the Company’s securities outstanding as of such date that are entitled to vote on a matter being voted on by holders of the common stock, in each case, unless shareholder approval has been obtained.

On March 18, 2025, the Company also entered into that certain repayment notice (the “Repayment Notice”) with Lind. Pursuant to the Repayment Notice and upon the subsequent delivery of a cash payment to Lind, the Company thereafter fully discharged its outstanding obligations (other than certain indemnification obligations that survived pursuant to the terms of the Repayment Notice) under that certain Securities Purchase Agreement, dated August 4, 2024, by and between the Company and Lind, and terminated the Senior Convertible Promissory Note, dated August 7, 2024, issued by the Company to Lind thereunder.

Pursuant to the Rights Agreement, the Company’s board of directors appointed William Moore and Nick Chen as members of the board of directors, effective as of March 19, 2025, each with an initial term expiring at the Company’s 2025 annual meeting of stockholders.

In addition, effective upon closing of the foregoing transaction the Company’s board of directors appointed Romeo Dizon as the Company’s Chief Financial Officer, replacing Fuad Ahmad. Mr. Ahmad’s resignation as the Company’s Interim Chief Financial Officer is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Refer to our 8-K filed with the U.S. Securities and Exchange Commission on March 20, 2025 for further details.

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

Based on management’s evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of December 28, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even any effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of any internal control may vary over time. Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 28, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment using those criteria, our management concluded that, as of December 28, 2024, our internal control over financial reporting is effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act.

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

Item 9B. Other Information

Securities Trading Plans of Directors and Executive Officers.

During the three months ended December 28, 2024, the Company did not adopt or terminate, and no directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Certain information required by Part III has been omitted from this Form 10-K. This information is instead incorporated herein by reference to our definitive Proxy Statement, which we will file within 120 days after the end of our fiscal year pursuant to Regulation 14A in time for our Annual Meeting of Stockholders to be held in 2025.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 28, 2024 and is incorporated in this report by reference.

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

3. Exhibits

Exhibit Index

Exhibit No.		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Registrant filed on February 22, 1996.	10-K	000-27598	3.1	March 29, 2024

3.2	Amended and Restated Bylaws of Registrant.	8-K	000-27598	3.1	April 1, 2019

3.3	Certificate of Designation, Preferences and Rights of Series B Preferred Stock of Registrant, filed with the Secretary of State of the State of Delaware, March 18, 2025.	8-K	000-27598	3.1	March 20, 2025

4.1	Description of Capital Stock.	10-K	000-27598	4.3	March 13, 2020

4.2	Form of Senior Convertible Promissory Note (included within Exhibit 10.18).	8-K	000-27598	10.2	August 5, 2024

4.3	Senior Convertible Promissory Note, dated August 7, 2024, by and between the Registrant and Lind Global Asset Management IX LLC.	10-Q	000-27598	4.1	November 12, 2024

4.4	Investor Rights Agreement, dated March 19, 2025, by and between the Registrant and Novel Inspiration Co., Ltd.	8-K	000-27598	4.1	March 20, 2025

10.1	Form of Indemnification Agreement with directors and officers.	10-K	000-27598	10.2	March 15, 2022

10.2	Lease Agreement dated December 6, 1996 by and between Zappettini Investment Co. and the Registrant, as amended pursuant to Amendment No. 1 dated September 15, 2003 and Amendment No. 2 dated December 22, 2008.	10-K	000-27598	10.2	April 1, 2009

10.2.1	Third Amendment to Lease Agreement dated August 4, 2014 by and between Zappettini Investment Co. and the Registrant.	10-Q	000-27598	10.1	November 3, 2014

Exhibit No.		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.2.2	Fourth Amendment to Lease Agreement dated January 31, 2016 by and between ZIC 1212 Terra Bella LLC and the Registrant.	10-K	000-27598	10.1	March 31, 2016

10.2.3	Triple Net Lease dated April 26, 2017 by and between ZIC 1212 Terra Bella LLC and the Registrant.	8-K	000-27598	10.1	May 1, 2017

10.2.4	First Amendment to Triple Net Lease by and between ZIC 1212 Terra Bella LLC and the Registrant, executed on April 30, 2021.	10-Q	000-27598	10.1	August 12, 2021

10.2.5	Second Amendment to Triple Net Lease by and between ZIC 1212 Terra Bella LLC and the Registrant, dated on August 29, 2022.	10-Q	000-27598	10.1	November 20, 2023

10.2.6	Third Amendment to Triple Net Lease by and between ZIC 1212 Terra Bella LLC and the Registrant, dated on September 21, 2023.	10-Q	000-27598	10.2	November 20, 2023

10.3*	2005 Employee Stock Purchase Plan.	DEF 14A	000-27598		April 30, 2004

10.4*	2008 Equity Incentive Plan, as amended.	8-K	000-27598	10.1	June 15, 2023

10.5*	Form of 2008 Equity Incentive Plan Option Agreement.	S-8	333-155598	99.1	November 21, 2008

10.6*	Form of Stand-Alone Stock Option Agreement.	SC TO-I	005-48169	99.(d)(5)	July 30, 2009

10.7	Securities Purchase Agreement, dated August 31, 2007, by and among BlueLine Capital Partners, LP, BlueLine Capital Partners III, LP, BlueLine Capital Partners II, LP and the Registrant.	8-K	000-27598	10.1	September 7, 2007

10.8*	Form of 2008 Equity Incentive Plan Restricted Stock Award Agreement.	10-Q	000-27598	10.1	August 4, 2011

10.9*	Form of 2008 Equity Incentive Plan Restricted Stock Unit Award Agreement.	10-Q	000-27598	10.2	August 4, 2011

10.10	Loan and Security Agreement, dated as of November 2, 2016, between IRIDEX Corporation and Silicon Valley Bank.	8-K	000-27598	10.1	November 3, 2016

10.11.1	First Amendment to Loan and Security Agreement between IRIDEX Corporation and Silicon Valley Bank, executed on December 3, 2019.	10-K	000-27598	10.19.1	March 13, 2020

10.11.2	Second Amendment to Loan and Security Agreement between IRIDEX Corporation and Silicon Valley Bank, executed on January 8, 2020.	10-K	000-27598	10.19.2	March 13, 2020

10.11.3	Third Amendment to Loan and Security Agreement between IRIDEX Corporation and Silicon Valley Bank, executed on December 31, 2020.	10-K	000-27598	10.19.3	March 23, 2021

10.11.4	Fourth Amendment to Loan and Security Agreement between IRIDEX Corporation and Silicon Valley Bank, executed on March 24, 2022.	10-Q	000-27598	10.1	August 15, 2022

Exhibit No.		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.11.5	Fifth Amendment to Loan and Security Agreement between IRIDEX Corporation and Silicon Valley Bank, executed on June 15, 2022.	10-Q	000-27598	10.1	August 15, 2022

10.11*	Offer Letter between the Company and Mr. Bruce effective as of May 20, 2019.	8-K/A	000-27598	10.1	June 14, 2019

10.12*	Change in Control Severance Agreement dated as of October 25, 2019, between the Company and Mr. Bruce.	8-K	000-27598	10.1	October 28, 2019

10.13*	Amended and Restated Change in Control Severance Agreement dated as of November 7, 2024, between the Company and Mr. Mercer.	8-K	000-27598	10.2	November 13, 2024

10.14	Asset Purchase Agreement dated as of March 2, 2021, among the Company, Topcon Medical Laser Systems, Inc. and Topcon America Corporation.	8-K/A	000-27598	10.1	March 4, 2021

10.15	Distribution Agreement dated as of March 2, 2021, by and between the Company and Topcon Corporation.	8-K/A	000-27598	10.2	March 4, 2021

10.16	Investment Agreement dated as of March 2, 2021, by and between the Company and Topcon America Corporation.	8-K/A	000-27598	10.3	March 4, 2021

10.17	Registration Rights Agreement dated as of March 2, 2021, by and between the Company and Topcon America Corporation.	8-K/A	000-27598	10.4	March 4, 2021

10.18	Securities Purchase Agreement dated as of August 4, 2024 by and between the Company and Lind Global Asset Management IX LLC.	8-K	000-27598	10.1	August 5, 2024

10.19	Separation and Release Agreement dated as of November 11, 2024, between the Company and Mr. Bruce.	8-K	000-27598	10.1	November 13, 2024

10.20	Securities Purchase Agreement, dated March 19, 2025 by and between the Registrant and Novel Inspiration Co., Ltd.	8-K	000-27598	10.1	March 20, 2025

10.21	Note Purchase Agreement, dated March 19, 2025, by and between the Registrant and Novel Inspiration Co., Ltd.	8-K	000-27598	10.2	March 20, 2025

10.22	Form of Convertible Promissory Note, dated March 19, 2025, by and between the registrant and Novel Inspiration Co., Ltd.	8-K	000-27598	10.3	March 20, 2025

10.23	Convertible Promissory Note, dated March 19, 2025, by and between the registrant and Novel Inspiration Co., Ltd.	8-K	000-27598	10.3	March 20, 2025

19.1	Insider Trading Policy					X

21.1	Subsidiaries of Registrant					X

23.1	Consent of BPM LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included on signature page).					X

Exhibit No.		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1*	Compensation Recovery Policy of Registrant as adopted on November 20, 2023.	10-K	000-27598	97.1	March 29, 2024
99.1	Verified Petition for Relief Pursuant to 8 Del. C. § 205 of the Registrant, filed October 2, 2023.	8-K	000-27598	99.1	October 18, 2023

99.2	Order entered by the Delaware Court of Chancery on November 1, 2023.	8-K	000-27598	99.1	November 7, 2023

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.

104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 27th day of March 2025.

IRIDEX CORPORATION

By:	/s/ Patrick Mercer
Patrick Mercer
Chief Executive Officer

/s/ Romeo R. Dizon
Romeo R. Dizon
Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Patrick Mercer and Romeo R. Dizon, jointly and severally, their attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign on behalf of the undersigned any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and each of the undersigned does hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Patrick Mercer	Chief Executive Officer	March 27, 2025
(Patrick Mercer)	(Principal Executive Officer)

/s/ Romeo R. Dizon	Chief Financial Officer	March 27, 2025
(Romeo R. Dizon)	(Principal Financial Officer and Principal Accounting Officer)

/s/ Scott Shuda	Chairperson of the Board	March 27, 2025
(Scott Shuda)

/s/ Robert Grove	Director	March 27, 2025
(Robert Grove)

/s/ Beverly A. Huss	Director	March 27, 2025
(Beverly A. Huss)

/s/ Kenneth E. Ludlum	Director	March 27, 2025
(Kenneth E. Ludlum)

	Director	March 27, 2025
(William Moore)

/s/ Nick Chen	Director	March 27, 2025
(Nick Chen)