Form 10-Q
period 2025-03-29
IRIDEX CORP
filed 2025-05-13
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2025

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

The number of shares of common stock, $0.01 par value, issued and outstanding as of May 8, 2025 was 16,789,027.

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
our international sales strategy;
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

IRIDEX Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share and per share data)

	March 29, 2025	December 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$7,244	$2,387
Accounts receivable, net	6,680	5,951
Receivable from related party	2,706	2,443
Inventories	10,142	10,817
Prepaid expenses and other current assets	2,357	1,964
Total current assets	29,129	23,562
Property and equipment, net	75	115
Intangible assets, net	1,223	1,307
Goodwill	965	965
Operating lease right-of-use assets, net	1,546	1,792
Other long-term assets	1,298	1,394
Total assets	$34,236	$29,135
LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,048	$6,985
Payable to related party	660	609
Accrued compensation	2,015	1,672
Accrued expenses	969	477
Convertible note payable, current	-	1,734
Other current liabilities	2,045	1,812
Deferred revenue, current	2,090	2,176
Operating lease liabilities, current	1,120	1,094
Total current liabilities	14,947	16,559
Long-term liabilities:
Deferred revenue	7,968	8,350
Operating lease liabilities	535	811
Convertible note payable	3,644	1,004
Other long-term liabilities	290	314
Total liabilities	27,384	27,038
Commitments and contingencies (Note 8)
Series B convertible preferred stock, $0.01 par value	6,000	-
Authorized: 2,000,000 shares;
Issued and outstanding 600,000 shares as of March 29, 2025 and 0 as of December 28, 2024 (Liquidation preference of $6 million as of March 29, 2025)
Stockholders’ equity:
Common stock, $0.01 par value:
Authorized: 30,000,000 shares;
Issued and outstanding 16,789,027 shares as of March 29, 2025 and 16,636,380 as of December 28, 2024	174	174
Additional paid-in capital	90,344	89,881
Accumulated other comprehensive income	29	51
Accumulated deficit	(89,695)	(88,009)
Total stockholders’ equity	852	2,097
Total liabilities, convertible preferred stock, and stockholders’ equity	$34,236	$29,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended
	March 29, 2025	March 30, 2024
Total revenues	$11,896	$11,761
Cost of revenues	6,841	7,303
Gross profit	5,055	4,458
Operating expenses:
Research and development	876	1,536
Sales and marketing	2,453	3,747
General and administrative	1,931	2,468
Total operating expenses	5,260	7,751
Loss from operations	(205)	(3,293)
Other expense, net	(1,469)	(133)
Loss from operations before provision for income taxes	(1,674)	(3,426)
Provision for income taxes	12	38
Net loss	$(1,686)	$(3,464)
Net loss per share:
Basic	$(0.10)	$(0.21)
Diluted	$(0.10)	$(0.21)
Weighted average shares used in computing net loss per common share:
Basic	16,727	16,253
Diluted	16,727	16,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended
	March 29, 2025	March 30, 2024
Net loss	$(1,686)	$(3,464)
Change in foreign currency translation adjustments	(22)	36
Comprehensive loss	$(1,708)	$(3,428)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands, except share data)

For the three months ended March 29, 2025	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Capital	Income	Deficit	Equity
Balances, December 28, 2024	16,636,380	$174	$89,881	$51	$(88,009)	$2,097
Issuance of common shares in conjunction with extinguishment of convertible notes payable	152,647	—	250	—	—	250
Stock-based compensation expense	—	—	213	—	—	213
Other comprehensive loss	—	—	—	(22)	—	(22)
Net loss	—	—	—	—	(1,686)	(1,686)
Balances, March 29, 2025	16,789,027	$174	$90,344	$29	$(89,695)	$852

For the three months ended March 30, 2024	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances, December 30, 2023	16,252,813	172	88,444	(52)	(79,042)	$9,522
Stock-based compensation expense	—	—	394	—	—	394
Other comprehensive income	—	—	—	36	—	36
Net loss	—	—	—	—	(3,464)	(3,464)
Balances, March 30, 2024	16,252,813	$172	$88,838	$(16)	$(82,506)	$6,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended
	March 29, 2025	March 30, 2024
Operating activities:
Net loss	$(1,686)	$(3,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of convertible note payable	1,335	—
Depreciation and amortization	135	173
Amortization of operating lease right-of-use assets	246	230
Accretion of original issue discount	58	—
Amortization of debt issuance costs	78	—
Stock-based compensation	213	394
Changes in operating assets and liabilities:
Accounts receivable	(729)	202
Receivable from related party	(263)	306
Inventories	675	(1,097)
Prepaid expenses and other current assets	(393)	(1,154)
Other long-term assets	96	72
Accounts payable	(1,291)	3,182
Payable to related party	51	82
Accrued compensation	343	637
Accrued expenses	492	(884)
Deferred revenue	(468)	(274)
Operating lease liabilities	(250)	(225)
Other liabilities	209	172
Net cash used in operating activities	(1,149)	(1,648)
Investing activities:
Acquisition of property and equipment	(11)	(3)
Net cash used in investing activities	(11)	(3)
Financing activities:
Proceeds from issuance of convertible note payable	4,000	—
Payments on note payable	(3,961)	—
Proceeds from issuance of Series B preferred stock	6,000	—
Net cash provided by financing activities	6,039	—
Effect of foreign exchange rate changes	(22)	36
Net increase (decrease) in cash and cash equivalents	4,857	(1,615)
Cash and cash equivalents, beginning of year	2,387	7,034
Cash and cash equivalents, end of year	$7,244	$5,419
Supplemental disclosure of cash flow activities:
Cash paid during the period for income taxes	$24	$—
Supplemental disclosure of non-cash activities:
Debt issuance cost	$360	$—
Issuance of common shares in conjunction with extinguishment of convertible notes payable	$250	$—

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024, which was filed with the SEC on March 27, 2025. The results of operations for the three months ended March 29, 2025 are not necessarily indicative of the results for the fiscal year ending January 3, 2026 or any future interim period. The three months ended March 29, 2025 and March 30, 2024 each had 13 weeks. For purposes of reporting the financial results, the Company’s fiscal years end on the Saturday closest to the end of December. Periodically, the Company includes a 53rd week to a year in order to end that year on the Saturday closest to the end of December.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 28, 2024 which was filed with the SEC on March 27, 2025.

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

Segment Reporting

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The CODM allocates resources and evaluates the performance of the Company at the consolidated level using information about its revenues, gross profit, income from operations, and other key financial data. All significant operating decisions are based upon an analysis of the Company as one operating segment, which is the same as its reporting segment.

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

5. Exclusive Distribution Rights: On March 2, 2021, the Company and Topcon Corporation (“Topcon”) entered into a distribution agreement (“Distribution Agreement”), pursuant to which the Company granted Topcon the exclusive right to distribute the Company’s retina and glaucoma products in certain geographies outside the United States. The exclusivity arrangement with Topcon obligates the Company to provide training, customer support, and exclusive territorial rights to Topcon for certain international regions, for a period of 10 years, commencing upon regulatory approval to transfer existing (non-exclusive) distribution rights from the current distributors in those regions to Topcon. The Company has the right to terminate the exclusive distribution rights granted to Topcon for any of the regions at any point in time during the 10-year exclusivity term for a termination fee that is based on a multiple of 1.2 times the revenue generated by the Company in 2019 for the respective region. Management has determined that the exclusivity rights, training, and customer support represents a single combined performance obligation for each region, to be recognized as exclusivity fee revenue on a straight-line basis over the 10-year period for each region, commencing on the date that regulatory approval is obtained for each region, based on the standalone selling price for such combined performance obligation for each region. The estimated fair value of the exclusive distribution rights for all regions combined totaled approximately $14.8 million. Of this amount, management has fully-constrained and returned to Topcon the arrangement fee allocated to Belarus (approximately $0.2 million) because obtaining the necessary regulatory approvals and termination of existing distributor relationship was not feasible. For each of the three months ended March 29, 2025 and March 30, 2024, $0.4 million in revenue related to the exclusive distribution rights were recorded.

Costs of Obtaining Revenue Contracts

The Company recognized assets from certain costs incurred to obtain revenue contracts. These costs relate to sales commissions arising from the sale of our products. The costs are considered incremental and recoverable of obtaining revenue contracts with customers. These deferred costs are amortized on a straight-line basis over the estimated period of benefit, which typically ranges from 2 to 3 years. As of March 29, 2025, the Company recognized deferred costs incurred to obtain revenue contracts with customers, net of accumulated amortization, of $4 thousand, and included these amounts in Prepaid expenses and other current assets and Other long-term assets in the Company’s condensed consolidated balance sheets. Amortization expense was $19 thousand for each of the three months ended March 29, 2025 and March 30, 2024. There were no impairment expenses for both the three months ended March 29, 2025 and March 30, 2024.

Sales commissions that do not represent incremental and recoverable costs of obtaining a contract are expensed as incurred. As a practical expedient, the Company will not recognize such sales commission as a contract asset but rather recognize as an expense when incurred if the amortization period of the asset that the Company would have otherwise recognized is one year or less.

Contract Fulfillment Costs

The Company recognized an asset from the costs incurred to fulfill a contract. These costs relate directly and must be incurred to satisfy performance obligations on certain specific contract with a customer. These costs are expected to be recovered over time and are amortized on a systematic basis that is consistent with the recognition of revenue to which it relates. As of March 29, 2025, the Company recognized deferred costs incurred to fulfill a contract with a customer, net of accumulated amortization, of $0.6 million, and included these amounts in Prepaid expenses and other current assets and Other long-term assets in the Company’s condensed consolidated balance sheets. Amortization expense was $21 thousand for each of the three months ended March 29, 2025 and March 30, 2024. There were no impairment expenses for each of three months ended March 29, 2025 and March 30, 2024.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use (“ROU”) assets, net and Operating lease liabilities in our condensed consolidated balance sheets. As of March 29, 2025 and December 28, 2024, the Company was not a party to any finance lease arrangements.

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

We market our products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of our customers and maintains a provision for potential credit losses. Historically, we have not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the three months ended March 29, 2025 and March 30, 2024, one customer, Topcon, accounted for more than 10% of total revenues, representing 30% and 32%, respectively. For the three months ended March 29, 2025 and March 30, 2024, one customer, Topcon, accounted for over 10% of our accounts receivable, representing 29% and 28%, respectively.

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

A reconciliation of the changes in the Company’s deferred revenue balance for the three months ended March 29, 2025 and March 30, 2024, is as follows:

	Three Months Ended
	March 29, 2025	March 30, 2024
Balance, beginning of period	$10,526	$12,429
Additions to deferral	329	457
Revenue recognized	(797)	(731)
Balance, end of the period	10,058	12,155
Non-current portion of deferred revenue	7,968	9,708
Current portion of deferred revenue	$2,090	$2,447

During the three months ended March 29, 2025 and March 30, 2024, approximately $0.6 million and $0.7 million were recognized pertaining to amounts deferred as of December 28, 2024 and December 30, 2023, respectively. As of March 29, 2025, approximately $7.9 million of the non-current portion of deferred revenue and $1.5 million of the current portion of deferred revenue pertain to exclusivity distribution rights deferred revenue.

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

Implementation Costs Incurred in a Cloud Computing Service Arrangement

In 2023, the Company completed implementing its new enterprise resource planning (“ERP”) system. The new ERP system operates in a cloud-based environment. The Company concluded that this cloud computing arrangement does not include a license, and therefore, will account for this arrangement as one that is a service contract. The Company capitalized $1.1 million in implementation costs and began utilizing the ERP system near the end of the third quarter of 2023 and is recognizing amortization of the capitalized implementation costs over five years on a straight-line basis. Amortization expense was approximately $57 thousand for each of the three months ended March 29, 2025 and March 30, 2024.

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

The following table presents the activity in the provision for credit losses for accounts receivable by pool type for the three months ended March 29, 2025 (in thousands):

	Domestic	International	Total
Balance, beginning of period	$(145)	$(114)	$(259)
Change to provision	67	80	147
Balance, end of period	$(78)	$(34)	$(112)

4. Related Party - Topcon

As of March 29, 2025, Topcon holds a 10% voting interest in the Company, which qualifies it to be a principal owner and considered a related party, even though it currently does not have significant influence over the Company’s operations.

Topcon resells certain of our products as our exclusive distributor in certain international regions. At the same time, the Company also purchases certain raw materials from Topcon. During the three months ended March 29, 2025, the Company’s revenues related to Topcon amounted to approximately $3.6 million, including $0.4 million in recognized exclusive distribution rights revenue. During the three months ended March 30, 2024, the Company’s revenues related to Topcon amounted to approximately $3.8 million, including $0.4 million in recognized exclusive distribution rights revenue. The Company’s purchases from Topcon during the three months ended March 29, 2025 amounted to approximately $0.3 million. As of March 29, 2025, the amounts receivable from and payable to Topcon were $2.7 million and $0.7 million, respectively. As of December 28, 2024, the amounts receivable from and payable to Topcon were $2.4 million and $0.6 million, respectively.

5. Inventories

The components of the Company’s inventories as of March 29, 2025 and December 28, 2024 are as follows:

	March 29, 2025	December 28, 2024
Raw materials	$3,848	$4,236
Work in process	-	-
Finished goods	6,294	6,581
Total inventories	$10,142	$10,817

6. Goodwill and Intangible Assets

Goodwill

The carrying value of goodwill was $1.0 million as of both March 29, 2025 and December 28, 2024.

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

Intangible Assets

The following table summarizes the components of gross and net of intangible assets carrying amounts (in thousands):

	March 29, 2025				December 28, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Lives Remaining	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relations	$340	$298	$42	2.92 Years	$340	$290	$50
Developed technology	1,899	882	1,017	3.92 Years	1,899	814	1,085
Trade names	300	136	164	4.92 Years	300	128	172
	$2,539	$1,316	$1,223		$2,539	$1,232	$1,307

Amortization expense was $84 thousand for both the three months ended March 29, 2025 and March 30, 2024.

The amortization of developed technology was charged to research and development expense and the amortization of customer relations and trade names was charged to sales and marketing expense. Estimated future amortization expense for purchased intangible assets is as follows (in thousands):

Fiscal Year:
Remainder of 2025 (nine months)	$239
2026	319
2027	319
2028	200
2029	140
Thereafter	6
Total	$1,223

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of March 29, 2025 and December 28, 2024, approximate fair value because of the short maturity of these instruments.

As of March 29, 2025 and December 28, 2024, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

	As of March 29, 2025				As of December 28, 2024
	Fair Value Measurements				Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$6,237	$—	$—	$6,237	$397	$—	$—	$397

The Company’s Level 1 financial assets are money market funds whose fair values are based on quoted market prices. The Company does not have any Level 2 and Level 3 financial assets or liabilities.

8. Leases and Commitments and Contingencies

Operating Leases

Our operating leases consist of facility and office equipment leases. Operating lease expenses for the three months ended March 29, 2025 and March 30, 2024 were $0.3 million. The weighted average discount rate used in calculating the present value of lease payments was 4.8%. As of March 29, 2025, the weighted average remaining lease term for our operating leases was 1.5 years.

The following represents maturities of operating lease liabilities as of March 29, 2025 (in thousands):

Fiscal Year	Operating Lease Payments
Remainder of 2025 (nine months)	$923
2026	781
2027	20
2028	20
2029	9
Total lease payments	1,753
Less: Imputed interest	(98)
Total lease liabilities	1,655
Non-current portion of lease liabilities	(535)
Current portion of lease liabilities	$1,120

Purchase Commitments

Our purchase commitments consist primarily of non-cancellable purchase commitments with vendors to manufacture certain components and ophthalmic instrumentation. As of March 29, 2025, our future minimum payments through fiscal year 2027 for our purchase commitments were approximately $13.1 million, with $9.8 million committed for the next 12 months.

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

9. Convertible Preferred Shares and Convertible Debt

On March 18, 2025, the Company filed a Certificate of Designation authorizing the Company to issue up to 1,000,000 shares of authorized undesignated preferred stock as shares of Series B Preferred stock, par value $0.01 per share (the “Series B Preferred Stock”).

On March 19, 2025, the Company entered into a securities purchase agreement (the “Novel Securities Agreement”) and a Note Purchase Agreement (the “Novel Note Purchase Agreement”) with Novel Inspirational International Co., Ltd. (“Novel”). Pursuant to the Novel Securities Agreement and the Novel Note Purchase Agreement, the Company issued 600,000 shares of its Series B Preferred Stock at $10.00 per share, initially convertible into 3,000,000 shares of the Company’s common stock, par value $0.01 per share and an initial convertible promissory note in an aggregate principal amount of $4,000,000 (the “Initial Novel Note” and together with the Novel Growth Notes (as defined below), the “Novel Notes”). The Initial Novel Note is convertible into 400,000 shares of the Company’s Series B Preferred Stock.

Concurrently with the purchase of the shares of Series B Preferred Stock and the Initial Novel Note, the Company also entered into an Investor Rights Agreement (the “Rights Agreement”) with Novel, pursuant to which the Company has agreed to, among other matters, grant Novel certain rights, including: (i) registration rights and indemnification obligations related thereto; (ii) subject to certain restrictions (including satisfying certain beneficial ownership thresholds), the right to appoint and maintain two individuals to the Company’s board of directors, which was effective as of March 19, 2025; and (iii) the right to approve certain corporate actions of the Company.

The Initial Novel Note has a 36-month term and will bear interest at 12% per annum. Interest on the Initial Novel Note will be payable quarterly on the first business day of each calendar quarter, beginning on July 1, 2025, in a number of shares of the common stock equal to (i) the accrued and unpaid interest due on the applicable interest payment date divided by (ii) the greater of (a) the average closing price of the common stock for each trading day after March 19, 2025 in the calendar quarter immediately preceding such interest payment date and (b) a price floor of $0.21. The Initial Novel Note is convertible at Novel’s option into shares of the Series B Preferred Stock at an initial conversion price of $10.00, subject to adjustments set forth in the Initial Novel Note. In addition, the Company incurred $0.4 million in debt issuance costs. For the three months ended March 29, 2025, $4 thousand of debt issuance costs were recorded on a straight-line basis over the term of the loan. The accretion of debt issuance costs under that under method is deemed materially consistent with the effective interest rate method.

The following represents the payments of notes payable as of March 29, 2025 (in thousands):

Fiscal Year	Payments
Remainder of 2025 (nine months)	$-
2026	-
2027	-
2028	4,000,000
Total payments	$4,000,000

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

On March 18, 2025, the Company also entered into that certain repayment notice (the “Repayment Notice”) with Lind Global Asset Management IX LLC (“Lind”). Pursuant to the Repayment Notice and upon the subsequent delivery of a cash payment to Lind, the Company thereafter fully discharged its outstanding obligations (other than certain indemnification obligations that survived pursuant to the terms of the Repayment Notice) under that certain Securities Purchase Agreement, dated August 4, 2024, by and between the Company and Lind, and terminated the Senior Convertible Promissory Note, dated August 7, 2024, issued by the Company to Lind thereunder. As a result of the early repayment of the Lind’s notes on March 19, 2025, the Company recognized a loss of $1.3 million on the extinguishment of the convertible note payable.

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

2008 Equity Incentive Plan, as amended.

The terms of awards granted during the three months ended March 29, 2025 were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 28, 2024.

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended March 29, 2025 and March 30, 2024 (in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
Cost of revenues	$18	$60
Research and development	29	52
Sales and marketing	66	111
General and administrative	100	171
Total stock-based compensation expense	$213	$394

Stock-based compensation expense capitalized to inventory was immaterial for the three months ended March 29, 2025 and March 30, 2024.

As of March 29, 2025, there was $1.2 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements. The cost is expected to be recognized over a weighted average period of 1.5 years.

Summary of Stock Options

The following table summarizes stock options information during the three months ended March 29, 2025:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding as of December 28, 2024	1,692,707	$2.89
Granted	63,000	$0.92
Canceled or forfeited	(144,501)	$3.47
Outstanding as of March 29, 2025	1,611,206	$2.76	$5,782

The weighted average grant date fair value of the options granted was $0.70 and $1.75 per share for the three months ended March 29, 2025 and March 30, 2024, respectively.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock-based awards (options) with the following weighted-average assumptions:

	Three Months Ended
	March 29, 2025	March 30, 2024
Average risk free interest rate	4.02%	4.20%
Expected life (in years)	4.50	4.4
Dividend yield	—	—
Average volatility	106%	79%

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

Information regarding stock options outstanding, vested, expected to vest, and exercisable as of March 29, 2025 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Options outstanding	1,611,206	$2.76	3.59	$5,782
Options vested and expected to vest	1,562,323	$2.79	3.53	$4,707
Options exercisable	1,014,683	$3.16	2.73	$-

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of March 29, 2025, that would have been received by option holders had all option holders exercised their stock options as of that date. This amount changes based on the fair market value of the Company’s common stock. There were no options exercised during each of the three months ended March 29, 2025 and March 30, 2024.

Summary of RSUs

Information regarding RSUs activity for the three months ended March 29, 2025 is as summarized below:

Number of Shares
Outstanding as of December 28, 2024	615,707
Restricted stock units granted	5,000
Restricted stock units forfeited	(5,000)
Outstanding as of March 29, 2025	615,707

11. Income Taxes

Provision for Income Tax

The Company calculates its interim tax provision in accordance with the provisions of ASC Topic 740-270, Income Taxes; Interim Reporting. For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur. The Company recorded a provision for income tax of $12 thousand and $38 thousand for the three months ended March 29, 2025 and March 30, 2024, respectively.

Deferred Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. As of the first quarter of fiscal year 2025, based on the Company’s recent history of losses and its forecasted losses, management believes on the more-likely-than-not basis that a full valuation allowance is required. Accordingly, the Company continues to provide a full valuation allowance on its federal and states deferred tax assets.

Uncertain Tax Positions

The Company accounts for its uncertain tax positions in accordance with ASC 740. As of December 28, 2024, the Company had $1.4 million of unrecognized tax benefits, none of the unrecognized tax benefits would result in a change in the Company’s effective tax rate if recognized in future years.

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

12. Computation of Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. Common stock equivalents consist of incremental common shares issuable upon the exercise of stock options, and the release (vesting) of RSUs and awards and are calculated under the treasury stock method. Common stock equivalent shares from unexercised stock options, and unvested RSUs and awards are excluded from the computation for periods in which we incur a net loss or if the exercise price of such options is greater than the average market price of our common stock for the period as their effect would be anti-dilutive. Common stock equivalents consist of incremental common shares issuable upon conversion of convertible debt and preferred shares are calculated under the if-converted method. Common stock equivalent shares from convertible debt and preferred shares are excluded from the computation for periods in which we incur a net loss or if their effect would be anti-dilutive.

For the three months ended March 29, 2025 and March 30, 2024, potential shares from stock options and RSUs totaling 2,269,639 and 3,201,628 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding. For the three months ended March 29, 2025 and March 30, 2024, potential shares from the conversion of convertible debt and preferred shares totaling 5,000,000 and 0 were excluded from the computation of diluted weighted average shares outstanding, respectively. However, notwithstanding any provision in the transaction documents with Novel to the contrary, in no circumstance shall the Company be required to deliver to Novel any shares of Series B Preferred Stock or common stock pursuant to the terms of the Transaction Documents to the extent that (i) the aggregate of all such shares issued by the Company would exceed 19.99% of either (a) the total number of shares of common stock outstanding as of March 19, 2025 or (b) the total voting power of the Company’s securities outstanding as of March 19, 2025 that are entitled to vote on a matter being voted on by holders of the common stock, or (ii) such delivery would cause the holder to become, directly or indirectly, a “beneficial owner” (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of more than 19.99% of either (a) the total number of shares of common stock outstanding as of such date or (b) the total voting power of the Company’s securities outstanding as of such date that are entitled to vote on a matter being voted on by holders of the common stock, in each case, unless shareholder approval has been obtained.

A reconciliation of the numerator and denominator of basic and diluted net loss per common share is provided as follows (in thousands except per share data):

	Three Months Ended
	March 29, 2025	March 30, 2024
Numerator:
Net loss	$(1,686)	$(3,464)
Denominator:
Weighted average shares of common stock (basic)	16,727	16,253
Weighted average shares of common stock (diluted)	16,727	16,253
Per share data:
Basic net loss per share	$(0.10)	$(0.21)
Diluted net loss per share	$(0.10)	$(0.21)

13. Business Segments

The Company operates in one segment: ophthalmology. The Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service, and support activities.

Revenue information shown by product group is as follows (in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
Cyclo G6	$3,181	$2,953
Retina	6,645	6,774
Other(1)	2,070	2,034
Total revenues	$11,896	$11,761

(1) Includes service contract revenues of $334 thousand and $328 thousand recognized during the three months ended March 29, 2025 and March 30, 2024, respectively. Includes $364 thousand recognized revenue related to the exclusive distribution rights during both of the three months ended March 29, 2025 and March 30, 2024. Other also includes revenues from paid service, royalty, freight and legacy G probes.

Revenue information shown by geographic region, based on the sales destination, is as follows (in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
United States	$5,283	$5,321
Europe, Middle East and Africa	2,861	3,698
Asia/Pacific Rim	3,360	2,444
Americas, excluding the U.S.	392	298
	$11,896	$11,761

Revenues are attributed to countries based on the location of end customers.

Other than the United States, the Netherlands accounted for at least 10% of the Company’s revenues during the three months ended March 29, 2025, representing 13.1%. Other than the United States, the Netherlands accounted for at least 10% of the Company’s revenues during the three months ended March 30, 2024, representing 21%. The United States accounted for 44.4% and 45.2% of revenues for the three months ended March 29, 2025 and March 30, 2024, respectively.

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

Impact of Macroeconomic Conditions to our Business

Current macroeconomic conditions exhibit challenges that can affect capital equipment purchasing demand and timing, including recessionary fears, inflation concerns, tariffs and retaliatory responses, trade wars, heightened interest rates as a result of government actions to combat inflation, and uncertainty in the global banking and financial services market, as well as other geopolitical developments, have impacted and may continue to impact business spending and the economy as a whole. As a result, we have seen customers extend purchase decision cycles. We have also experienced some demand softness due to pricing effects from the strength of the U.S. Dollar that have impacted and may continue to impact our operations.

The macroeconomic conditions on our business and operations remain uncertain, and it is not possible for us to predict the duration and extent to which they will affect our business, future results of operations, and financial condition.

For more information on risks associated with the current macroeconomic conditions, see the sections titled “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 28, 2024.

Results of Operations

The following table sets forth certain operating data as a percentage of revenues:

	Three Months Ended
	March 29, 2025	March 30, 2024
Revenues	100.0%	100.0%
Cost of revenues	57.5%	62.1%
Gross margin	42.5%	37.9%
Operating expenses:
Research and development	7.4%	13.1%
Sales and marketing	20.6%	31.9%
General and administrative	16.2%	21.0%
Total operating expenses	44.2%	66.0%
Loss from operations	(1.7%)	(28.1%)
Other income, net	(12.3%)	(1.1%)
Loss from operations before provision for income taxes	(14.0%)	(29.2%)
Provision for income taxes	0.1%	0.3%
Net loss	(14.1%)	(29.5%)

The following comparisons are between the three months ended March 29, 2025 and March 30, 2024 (in thousands):

Revenues

	Three Months Ended		Change in $	Change in %
	March 29, 2025	March 30, 2024
Cyclo G6	$3,181	$2,953	$228	7.7%
Retina	6,645	6,774	(129)	(1.9%)
Other	2,070	2,034	36	1.8%
Total revenues	$11,896	$11,761	$135	1.1%

Our total revenues increased by $0.1 million, or 1.1%, from $11.8 million to $11.9 million. The increase was driven by an increase in our glaucoma product group and in services and other revenue, partially offset by a decrease in our retina products.

While we believe that the market for our products remains strong, the overall capital expenditure landscape within hospitals, surgical centers and physician offices may continue to be negatively impacted by persistent macroeconomic concerns, including those from ongoing geopolitical uncertainty, tariffs and trade wars.

Gross Profit and Gross Margin

Gross profit increased $0.6 million, or 13.4% from $4.5 million to $5.1 million. Gross margin increased by 4.6% from 37.9% to 42.5%. The increase in gross margin was the result of lower manufacturing expenses and a more favorable product mix.

Gross margins may fluctuate due to changes in the relative proportion of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes, responses to the evolving macroeconomic and geopolitical uncertainty, including tariffs and trade wars, and other factors.

Research and Development

Research and development expenses decreased by $0.7 million, or 43.0% from $1.6 million to $0.9 million. The decrease was related to our cost savings measures we implemented, resulting in lower headcount expenses. Spending on investment in new and expanded products was also curtailed.

Sales and Marketing

Sales and marketing expenses decreased $1.3 million, or 34.5%, from $3.7 million to $2.5 million. The decrease was related to our cost savings measures, including reductions in workforce that resulted in lower headcount expenses, lower consulting expenses, travel expenses, lower tradeshows and public relations expenses, and lower clinical studies expenses.

General and Administrative

General and administrative expenses decreased by $0.5 million, or 21.8% from $2.5 million to $1.9 million. The decrease is a primarily due to a decrease in consulting costs and deal related legal expenses.

Other Income (Expense), Net

Other expense, net, was $1.5 million for the three months ended March 29, 2025, driven primarily by the costs associated with the Lind Note payable settlement. Other expense, net, was $0.1 million for the three months ended March 30, 2024, consisting primarily of interest and amortization of loan expenses related to the Lind Note transaction.

Income Taxes

We recorded an income tax provision of $12 thousand and $38 thousand for the three months ended March 29, 2025 and March 30, 2024, respectively.

Liquidity, Capital Resources and Management Plans

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of March 29, 2025, we had cash and cash equivalents of $7.2 million and working capital of $14.3 million compared to cash and cash equivalents of $2.4 million and working capital of $7.0 million as of March 30, 2024.

Net cash used in operating activities was $1.1 million in the three months ended March 29, 2025 compared to net cash used in operating activities of $1.6 million in the three months ended March 30, 2024. The increase in net cash provided by operating activities was primarily due to reduction in net loss and reduction in inventory, offset by decreases in collections of accounts receivable and a paydown of liabilities.

For the three months ended March 29, 2025, net cash used in investing activities was $11 thousand, which consisted of capital expenditures. For the three months ended March 30, 2024, net cash used in investing activities was $3 thousand, which consisted of capital expenditures.

For the three months ended March 29, 2025, net cash from financing activities was $6.0 million. We received $10 million in issuance of convertible preferred shares and convertible debt, offset by $4.0 million in early prepayment of convertible debt. For the three months ended March 30, 2024, no net cash was used in financing activities.

We have historically funded our operations primarily through sales of our products to customers, sales of our common stock and borrowing arrangements. As of March 29, 2025, our principal sources of liquidity consisted of cash and cash equivalents of $7.2 million. We have incurred net losses over the last several years, and as of March 29, 2025, have an accumulated deficit of approximately $89.6 million.

On March 19, 2025, the Company entered into the Novel Securities Agreement and a Note Purchase Agreement and the Novel Note Purchase Agreement with Novel. Pursuant to the Novel Securities Agreement and the Novel Note Purchase Agreement, Novel

has the right to purchase additional convertible promissory notes (the “Growth Notes”) in an aggregate principal amount of $10,000,000. The Growth Notes are issuable in three installments, with one third of the aggregate principal amount issuable upon each yearly anniversary of the March 19, 2025. Notwithstanding any provision in the Transaction Documents (as defined in the Initial Novel Note) to the contrary, in no circumstance shall the Company be required to deliver to Novel any shares of Series B Preferred Stock or common stock pursuant to the terms of the Transaction Documents to the extent that (i) the aggregate of all such shares issued by the Company would exceed 19.99% of either (a) the total number of shares of common stock outstanding as of March 19, 2025 or (b) the total voting power of the Company’s securities outstanding as of March 19, 2025 that are entitled to vote on a matter being voted on by holders of the common stock, or (ii) such delivery would cause the holder to become, directly or indirectly, a “beneficial owner” (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of more than 19.99% of either (a) the total number of shares of common stock outstanding as of such date or (b) the total voting power of the Company’s securities outstanding as of such date that are entitled to vote on a matter being voted on by holders of the common stock, in each case, unless shareholder approval has been obtained

We believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs over the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced products and our costs to implement new manufacturing technologies. Any debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we raise additional funds through further issuances of equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 29, 2025. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

An investment in our securities has a high degree of risk. Before you invest you should carefully consider the risks and uncertainties. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results. If any of these risks actually occur, our business, operating results and financial condition could be harmed, and the value of our stock could go down. This means you could lose all or a part of your investment. We have included in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 28, 2024, which was filed with the SEC on March 27, 2025, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). There have been no material changes from the disclosure provided in the Form 10-K with respect to the Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers.

During the three months ended March 29, 2025, the Company did not adopt or terminate, and no directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

			Incorporated by Reference
Exhibit No.	Exhibit Title	Form	Filing No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Designation, Preferences and Rights of Series B Preferred Stock of Registrant, filed with the Secretary of State of the State of Delaware, March 18, 2025.	8-K	000-27598	3.1	March 20, 2025

4.1	Investor Rights Agreement, dated March 19, 2025, by and between the Registrant and Novel Inspiration International Co., Ltd.	8-K	000-27598	4.1	March 20, 2025

10.1	Securities Purchase Agreement, dated March 19, 2025 by and between the Registrant and Novel Inspiration International Co., Ltd.	8-K	000-27598	10.1	March 20, 2025

10.2	Note Purchase Agreement, dated March 19, 2025, by and between the Registrant and Novel Inspiration International Co., Ltd.	8-K	000-27598	10.2	March 20, 2025

10.3	Form of Convertible Promissory Note, dated March 19, 2025, by and between the registrant and Novel Inspiration International Co., Ltd.	8-K	000-27598	10.3	March 20, 2025

10.4	Convertible Promissory Note, dated March 19, 2025, by and between the registrant and Novel Inspiration International Co., Ltd.	8-K	000-27598	10.4	March 20, 2025

10.5*	Offer Letter between the Registrant and Mr. Dizon.	8-K	000-27598	10.5	March 20, 2025

10.6*	Change in Control Severance Agreement between the Registrant and Mr. Dizon.	8-K	000-27598	10.6	March 20, 2025

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.					X

104	Cover Page formatted as Inline XBRL and contained in Exhibit 101					X

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

Trademark Acknowledgments

Iridex, the Iridex logo, IRIS Medical, MicroPulse, OcuLight, EndoProbe, MicroPulse P3, G-Probe, G-Probe Illuminate, TruFocus LIO Premiere, IQ 577, IQ 532, Cyclo G6, and TxCell are our registered trademarks. All other trademarks or trade names appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRIDEX Corporation

Date: May 13, 2025	By:	/s/ PATRICK MERCER
		Name:	Patrick Mercer
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2025	By:	/s/ ROMEO R. DIZON
		Name:	Romeo R. Dizon
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)