Form 10-Q
period 2025-06-28
IRIDEX CORP
filed 2025-08-12
CIK 1006045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2025

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

The number of shares of common stock, $0.01 par value, issued and outstanding as of August 7, 2025 was 16,992,253.

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
•
macroeconomic conditions, including impact of global pandemics or other public health emergencies or outbreaks, global and geopolitical uncertainty and conflicts, the imposition of various sanctions, trade restrictions and tariffs, inflation concerns, unexpected changes in tax law or policy, and changing interest rates on our business and results of operations;
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
•
our ability to remain in compliance with The Nasdaq Stock Market's continued listing requirements.
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

IRIDEX Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands except share and per share data)

	June 28, 2025	December 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$6,778	$2,387
Accounts receivable, net	7,137	5,951
Receivable from related party	2,893	2,443
Inventories	8,435	10,817
Prepaid expenses and other current assets	1,625	1,964
Total current assets	26,868	23,562
Property and equipment, net	40	115
Intangible assets, net	1,144	1,307
Goodwill	965	965
Operating lease right-of-use assets, net	1,295	1,792
Other long-term assets	1,273	1,394
Total assets	$31,585	$29,135
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,314	$6,985
Payable to related party	435	609
Accrued compensation	1,861	1,672
Accrued expenses	584	477
Convertible note payable, current	-	1,734
Other current liabilities	2,101	1,812
Deferred revenue, current	2,269	2,176
Operating lease liabilities, current	1,145	1,094
Total current liabilities	13,709	16,559
Long-term liabilities:
Deferred revenue	7,587	8,350
Operating lease liabilities	248	811
Convertible note payable	3,675	1,004
Other long-term liabilities	307	314
Total liabilities	25,526	27,038
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value
Authorized: 2,000,000 shares;
Issued and outstanding: 600,000 shares of Series B convertible preferred stock as of June 28, 2025 and 0 as of December 28, 2024, respectively (liquidation preference of $6.1 million as of June 28, 2025)	6,000	-
Common stock, $0.01 par value:
Authorized: 63,500,000 shares;
Issued and outstanding: 16,814,713 as of June 28, 2025 and 16,636,380 shares as of December 28, 2024	174	174
Additional paid-in capital	90,587	89,881
Accumulated other comprehensive income (loss)	(13)	51
Accumulated deficit	(90,689)	(88,009)
Total stockholders’ equity	6,059	2,097
Total liabilities and stockholders’ equity	$31,585	$29,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Operations

(Unaudited, in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Total revenues	$13,571	$12,631	$25,467	$24,392
Cost of revenues	8,889	7,496	15,730	14,799
Gross profit	4,682	5,135	9,737	9,593
Operating expenses:
Research and development	871	1,501	1,747	3,037
Sales and marketing	2,535	3,487	4,988	7,233
General and administrative	2,216	2,785	4,147	5,253
Total operating expenses	5,622	7,773	10,882	15,523
Loss from operations	(940)	(2,638)	(1,145)	(5,930)
Other expense, net	(33)	(22)	(1,502)	(156)
Loss from operations before provision for income taxes	(973)	(2,660)	(2,647)	(6,086)
Provision for income taxes	21	19	33	57
Net loss	$(994)	$(2,679)	$(2,680)	$(6,143)
Net loss per share:
Basic	$(0.06)	$(0.16)	$(0.16)	$(0.38)
Diluted	$(0.06)	$(0.16)	$(0.16)	$(0.38)
Weighted average shares used in computing net loss per common share:
Basic	16,793	16,287	16,760	16,270
Diluted	16,793	16,287	16,760	16,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net loss	$(994)	$(2,679)	$(2,680)	$(6,143)
Change in foreign currency translation adjustments	(42)	18	(64)	54
Comprehensive loss	$(1,036)	$(2,661)	$(2,744)	$(6,089)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited, in thousands, except share data)

For the three months ended June 28, 2025	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances, March 29, 2025	—	$—	16,789,027	$174	$90,344	$29	$(89,695)	$852
Reclassification of Series B preferred stock	600,000	6,000	—	—	—	—	—	6,000
Stock-based compensation expense	—	—	—	—	257	—	—	257
Release of restricted stock, net of taxes paid	—	—	25,686	—	(14)	—	—	(14)
Other comprehensive loss	—	—	—	—	—	(42)	—	(42)
Net loss	—	—	—	—	—	—	(994)	(994)
Balances, June 28, 2025	600,000	$6,000	16,814,713	$174	$90,587	$(13)	$(90,689)	$6,059
For the six months ended June 28, 2025	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances, December 28, 2024	—	$—	16,636,380	$174	$89,881	$51	$(88,009)	$2,097
Reclassification of Series B preferred stock	600,000	6,000	—	—	—	—	—	6,000
Issuance of common shares in conjunction with extinguishment of convertible notes payable	—	—	152,647	—	250	—	—	250
Stock-based compensation expense	—	—	—	—	470	—	—	470
Release of restricted stock, net of taxes paid	—	—	25,686	—	(14)	—	—	(14)
Other comprehensive loss	—	—	—	—	—	(64)	—	(64)
Net loss	—	—	—	—	—	—	(2,680)	(2,680)
Balances, June 28, 2025	600,000	$6,000	16,814,713	$174	$90,587	$(13)	$(90,689)	$6,059

For the three months ended June 29, 2024	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Capital	Income	Deficit	Equity
Balances, March 30, 2024	16,252,813	$172	$88,838	$(16)	$(82,506)	$6,488
Issuance of common stock under the stock option plan	135	—	—	—	—	—
Stock-based compensation expense	—	—	419	—	—	419
Release of restricted stock, net of taxes paid	196,335	—	—	—	—	—
Other comprehensive income	—	—	—	18	—	18
Net loss	—	—	—	—	(2,679)	(2,679)
Balances, June 29, 2024	16,449,283	$172	$89,257	$2	$(85,185)	$4,246

For the six months ended June 29, 2024	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Capital	Income	Deficit	Equity
Balances, December 30, 2023	16,252,813	$172	$88,444	$(52)	$(79,042)	$9,522
Issuance of common stock under the stock option plan	135	—	—	—	—	—
Stock-based compensation expense	—	—	813	—	—	813
Release of restricted stock, net of taxes paid	196,335	—	—	—	—	—
Other comprehensive income	—	—	—	54	—	54
Net loss	—	—	—	—	(6,143)	(6,143)
Balances, June 29, 2024	16,449,283	$172	$89,257	$2	$(85,185)	$4,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

IRIDEX Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended
	June 28, 2025	June 29, 2024
Operating activities:
Net loss	$(2,680)	$(6,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of convertible note payable	1,335	-
Depreciation and amortization	262	312
Amortization of operating lease right-of-use assets	497	460
Accretion of original issue discount	58	-
Amortization of debt issuance costs	109	-
Stock-based compensation	470	813
Changes in operating assets and liabilities:
Accounts receivable	(1,186)	458
Receivable from related party	(450)	1,154
Inventories	2,382	(1,218)
Prepaid expenses and other current assets	339	(874)
Other long-term assets	121	(25)
Accounts payable	(2,025)	3,268
Payable to related party	(174)	391
Accrued compensation	189	520
Accrued expenses	107	(1,128)
Deferred revenue	(670)	(878)
Operating lease liabilities	(512)	(457)
Other liabilities	282	373
Net cash used in operating activities	(1,546)	(2,974)
Investing activities:
Acquisition of property and equipment	(24)	(3)
Net cash used in investing activities	(24)	(3)
Financing activities:
Proceeds from issuance of convertible note payable	4,000	-
Payments on convertible note payable	(3,961)	-
Proceeds from issuance of Series B convertible preferred stock	6,000	-
Taxes paid related to net share settlements of equity awards	(14)	-
Net cash provided by financing activities	6,025	-
Effect of foreign exchange rate changes	(64)	54
Net increase (decrease) in cash and cash equivalents	4,391	(2,923)
Cash and cash equivalents, beginning of period	2,387	7,034
Cash and cash equivalents, end of period	$6,778	$4,111
Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$24	$20
Supplemental disclosure of non-cash activities:
Debt issuance cost	$360	$-
Issuance of common shares in conjunction with extinguishment of convertible note payable	$250	$-

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 28, 2024, which was filed with the SEC on March 27, 2025 (the “Annual Report”). The results of operations for the three and six months ended June 28, 2025 and June 29, 2024 are not necessarily indicative of the results for the fiscal year ending January 3, 2026 or any future interim period. The three months ended June 28, 2025 and June 29, 2024 each had 13 weeks. For purposes of reporting the financial results, the Company’s fiscal years end on the Saturday closest to the end of December. Periodically, the Company includes a 53rd week to a year in order to end that year on the Saturday closest to the end of December.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. In addition, any change in these estimates or their related assumptions could have an adverse effect on the Company's operating results.

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

Revenue Recognition

The Company's revenues arise from the sale of laser consoles, delivery devices, consumables, service, and support activities. The Company also derives its revenue from royalties from third parties, which are typically based on licensees’ net sales of products that utilize our technology. The Company's revenue is recognized in accordance with Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers.” The Company recognizes revenue using the five-step model: (1) identifying the contract with the customer, (2) identifying the performance obligations in the contract, (3) determining expected transaction price, (4) allocating the transaction price to the distinct performance obligations in the contract, and (5) recognizing revenue when (or as) the performance obligations are satisfied.

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

4.
Royalty Revenue: The Company has royalty agreements with three customers related to the sale of the Company’s intellectual property. Under the terms of these agreements, two customers are to remit a percentage of sales to the Company as the sales occur and one customer made an upfront prepayment for royalties.

The arrangements with three customers are for sales-based licenses of intellectual property, for which the guidance in paragraph ASC 606-10-55-65 applies. Therefore, the Company recognizes revenue at a point in time, only as the subsequent sale occurs. However, the Company notes that such sales being reported by the licensees with a quarter in arrears, such revenue is recognized at the time it is reported and paid by the licensees given that any estimated variable consideration would have to be fully constrained due to the unpredictability of such estimate and the unavoidable risk that it may lead to significant revenue reversals. For the arrangement with one customer, the Company had concluded that there is one combined performance obligation to be satisfied. Therefore, the Company recognizes revenue related to this arrangement over time.

5. Exclusive Distribution Rights: On March 2, 2021, the Company and Topcon Corporation (“Topcon”) entered into a distribution agreement (“Distribution Agreement”), pursuant to which the Company granted Topcon the exclusive right to distribute the Company’s retina and glaucoma products in certain geographies outside the United States. The exclusivity arrangement with Topcon obligates the Company to provide training, customer support, and exclusive territorial rights to Topcon for certain international regions, for a period of 10 years, commencing upon regulatory approval to transfer existing (non-exclusive) distribution rights from the current distributors in those regions to Topcon. The Company has the right to terminate the exclusive distribution rights granted to Topcon for any of the regions at any point in time during the 10 year exclusivity term for a termination fee that is based on a multiple of 1.2 times the revenue generated by the Company in 2019 for the respective region. Management has determined that the exclusivity rights, training, and customer support represents a single combined performance obligation for each region, to be recognized as exclusivity fee revenue on a straight-line basis over the 10 year period for each region, commencing on the date that regulatory approval is obtained for each region, based on the standalone selling price for such combined performance obligation for each region. The estimated fair value of the exclusive distribution rights for all regions combined totaled approximately $14.8 million. Of this amount, management has fully-constrained and returned to Topcon the arrangement fee allocated to Belarus (approximately $0.2 million) because obtaining the necessary regulatory approvals and termination of existing distributor relationship was not feasible. For each of the three months ended June 28, 2025 and June 29, 2024, $0.3 million and $0.4 million in revenue related to the exclusive distribution rights were recorded, respectively. For each of the six months ended June 28, 2025 and June 29, 2024, $0.7 million in revenue related to the exclusive distribution rights were recorded.

Costs of Obtaining Revenue Contracts

The Company recognized assets from certain costs incurred to obtain revenue contracts. These costs relate to sales commissions arising from the sale of our products. The costs are considered incremental and recoverable of obtaining revenue contracts with customers. These deferred costs are amortized on a straight-line basis over the estimated period of benefit, which typically ranges from 2 to 3 years. As of June 28, 2025, the Company had fully recognized deferred costs incurred to obtain revenue contracts with customers. Amortization expense was $4 thousand and $23 thousand for the three and six months ended June 28, 2025, respectively. Amortization expense was $19 thousand and $38 thousand for the three and six months ended June 29, 2024, respectively. There were no impairment expenses for both of the three and six months ended June 28, 2025 and July 1, 2023.

Sales commissions that do not represent incremental and recoverable costs of obtaining a contract are expensed as incurred. As a practical expedient, the Company will not recognize such sales commission as a contract asset but rather recognize as an expense when incurred if the amortization period of the asset that the Company would have otherwise recognized is one year or less.

Contract Fulfillment Costs

The Company recognized an asset from the costs incurred to fulfill a contract. These costs relate directly and must be incurred to satisfy performance obligations on certain specific contract with a customer. These costs are expected to be recovered over time and are amortized on a systematic basis that is consistent with the recognition of revenue to which it relates. As of June 28, 2025, the Company recognized deferred costs incurred to fulfill a contract with a customer, net of accumulated amortization, of $0.6 million, and included these amounts in Prepaid expenses and other current assets and Other long-term assets in the Company’s condensed consolidated balance sheets. Amortization expense was $20 thousand and $41 thousand for both of the three and six months ended June 28, 2025 and June 29, 2024. There were no impairment expenses for each of three and six months ended June 28, 2025 and June 29, 2024.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use (“ROU”) assets, net and Operating lease liabilities in our condensed consolidated balance sheets. As of June 28, 2025 and December 28, 2024, the Company was not a party to any finance lease arrangements.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at the commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Under the available practical expedient, the Company accounts for the lease and non-lease components as a single lease component.

Concentration of Credit Risk and Other Risks and Uncertainties

The Company's cash and cash equivalents are deposited in demand and money market accounts. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand.

The Company markets its products to distributors and end-users throughout the world. Sales to international distributors are generally made on open credit terms and letters of credit. Management performs ongoing credit evaluations of the Company's customers and maintains a provision for potential credit losses. Historically, the Company has not experienced any significant losses related to individual customers or a group of customers in any particular geographic area. For the three and six months ended June 28, 2025, one customer, Topcon, accounted for more than 10% of total revenues, representing 32% for each period. For the for the three and six months ended June 29, 2024, one customer, Topcon, accounted for more than 10% of total revenues, representing 38% and 35%, respectively. As of June 28, 2025 and December 28, 2024, one customer, Topcon, accounted for over 10% of our accounts receivable, representing 29% for each periods.

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

A reconciliation of the changes in the Company’s deferred revenue balance for the six months ended June 28, 2025 and June 29, 2024, is as follows:

	Six Months Ended
	June 28, 2025	June 29, 2024
Balance, beginning of period	$10,526	$12,429
Additions to deferral	806	678
Revenue recognized	(1,476)	(1,556)
Balance, end of the period	9,856	11,551
Non-current portion of deferred revenue	7,587	9,261
Current portion of deferred revenue	$2,269	$2,290

During the six months ended June 28, 2025 and June 29, 2024, approximately $1.2 million and $1.4 million was recognized pertaining to amounts deferred as of December 28, 2024 and December 30, 2023, respectively. As of June 28, 2025, approximately $7.5 million of the non-current portion of deferred revenue and $1.5 million of the current portion of deferred revenue pertain to exclusivity distribution rights deferred revenue.

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

Implementation Costs Incurred in a Cloud Computing Service Arrangement

In 2023, the Company completed implementing its new enterprise resource planning (“ERP”) system. The new ERP system operates in a cloud-based environment. The Company concluded that this cloud computing arrangement does not include a license, and therefore, will account for this arrangement as one that is a service contract. The Company capitalized $1.1 million in implementation costs and began utilizing the ERP system near the end of the third quarter of 2023 and is recognizing amortization of the capitalized implementation costs over five years on a straight-line basis. Amortization expense was approximately $113 thousand for each of the six months ended June 28, 2025 and June 29, 2024.

Recent Accounting Standards Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company's annual periods after December 15, 2024, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its consolidated financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03 '“Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires disclosure of disaggregated information about certain income statement expense line items on an annual and interim basis. This update will be effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. As this accounting standard only impacts disclosures, it will not have a material impact on the Company’s consolidated financial statements.

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

The provision for credit losses represents an estimate of the lifetime expected credit losses inherent in trade receivables as of the consolidated balance sheet date. The Company assesses the adequacy of the provision for credit losses on a quarterly basis based on historical information and current economic conditions and forecasts. Subsequent changes in the provision for credit losses are recorded in current earnings and reversal of previous losses are permitted under the current guidance.

While the Company believes it has exercised prudent judgment and applied reasonable assumptions, there can be no assurance that in the future, changes in economic conditions or other factors would not cause changes in the financial health of its customers. If the financial health of the Company's customers deteriorates, the timing and level of payments received could be impacted and therefore, could result in a change to our estimated losses.

The following table presents the activity in the provision for credit losses for accounts receivable by pool type for the six months ended June 28, 2025 (in thousands):

	Domestic	International	Total
Balance, beginning of period	$(145)	$(114)	$(259)
Change to provision	67	80	147
Balance, end of period	$(78)	$(34)	$(112)

4. Related Party - Topcon

As of June 28, 2025, Topcon holds a 10% voting interest in the Company, which qualifies it to be a principal owner and considered a related party, even though it does not have significant influence over the Company’s operations.

Topcon resells certain of our products as our exclusive distributor in certain international regions. At the same time, the Company also purchases certain raw materials from Topcon. During the three and six months ended June 28, 2025, the Company’s revenues related to Topcon amounted to approximately $4.5 million and $8.1 million, respectively, including $0.3 million and $0.7 million, respectively, in recognized exclusive distribution rights revenue. During the three and six months ended June 29, 2024, the Company’s revenues related to Topcon amounted to approximately $4.1 million and $7.4 million, respectively, including $0.4 million and $0.7 million, respectively, in recognized exclusive distribution rights revenue. The Company’s purchases from Topcon during the three and six months ended June 28, 2025 amounted to approximately $0 and $0.3 million, respectively. As of June 28, 2025, the amounts receivable from and payable to Topcon were $2.9 million and $0.4 million, respectively. As of December 28, 2024, the amounts receivable from and payable to Topcon were $2.5 million and $0.6 million, respectively.

5. Inventories

The components of the Company’s inventories as of June 28, 2025 and December 28, 2024 are as follows:

	June 28, 2025	December 28, 2024
Raw materials	$3,760	$4,236
Finished goods	4,675	6,581
Total inventories	$8,435	$10,817

6. Goodwill and Intangible Assets

Goodwill

The carrying value of goodwill was $1.0 million as of both June 28, 2025 and December 28, 2024.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs an annual impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The Company has determined that it has a single reporting unit for purposes of performing its goodwill impairment test. As the Company uses the market approach to assess impairment, its common stock price is an important component of the fair value calculation. If the Company’s stock price continues to experience significant price and volume fluctuations, this will impact the fair value of the reporting unit and can lead to potential impairment in future periods. The Company performed its annual impairment test during the second quarter of fiscal year 2025 and determined that its goodwill was not impaired.

Intangible Assets

The following table summarizes the components of gross and net of intangible assets carrying amounts (in thousands):

	June 28, 2025				December 28, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Lives Remaining	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relations	$340	$302	$38	2.67 Years	$340	$290	$50
Developed technology	1,899	950	949	3.68 Years	1,899	814	1,085
Trade names	300	143	157	4.67 Years	300	128	172
	$2,539	$1,395	$1,144		$2,539	$1,232	$1,307

Amortization expense for the six months ended June 28, 2025, and June 29, 2024 was $163 thousand and $167 thousand, respectively.

The amortization of developed technology was charged to research and development expense and the amortization of customer relations and trade names was charged to sales and marketing expense. Estimated future amortization expense for purchased intangible assets is as follows (in thousands):

Fiscal Year:
Remainder of 2025 (six months)	$160
2026	319
2027	319
2028	200
2029	140
Thereafter	6
Total	$1,144

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

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses as of June 28, 2025 and December 28, 2024, approximate fair value because of the short maturity of these instruments.

As of June 28, 2025 and December 28, 2024, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

	As of June 28, 2025				As of December 28, 2024
	Fair Value Measurements				Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$461	$—	$—	$461	$397	$—	$—	$397

The Company’s Level 1 financial assets are money market funds whose fair values are based on quoted market prices. The Company does not have any Level 2 and Level 3 financial assets or liabilities.

8. Leases and Commitments and Contingencies

Operating Leases

The Company's operating leases consist of facility and office equipment leases. Operating lease expenses for each of the six months ended June 28, 2025 and June 29, 2024 was $0.5 million. Cash paid for operating leases totaled $0.5 million and $0.6 million for the six months ended June 28, 2025 and June 29, 2024. The weighted average discount rate used in calculating the present value of lease payments was 4.8%. As of June 28, 2025, the weighted average remaining lease term for our operating leases was 1.25 years.

The following represents maturities of operating lease liabilities as of June 28, 2025 (in thousands):

Fiscal Year	Operating Lease Payments
Remainder of 2025 (six months)	$634
2026	781
2027	20
2028	20
2029	9
Total lease payments	1,464
Less: Imputed interest	(71)
Total lease liabilities	1,393
Non-current portion of lease liabilities	(248)
Current portion of lease liabilities	$1,145

Purchase Commitments

The Company's purchase commitments consist primarily of non-cancellable purchase commitments with vendors to manufacture certain components and ophthalmic instrumentation. As of June 28, 2025, the Company's future minimum payments through fiscal year 2025 for its purchase commitments were approximately $19.8 million, with $11.2 million committed for the next 12 months.

Indemnities

The Company enters into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties (generally the Company's business partners or customers) in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third-party with respect to the Company's products. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments that the Company could be required to make under these agreements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.

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

Legal Proceedings

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these ordinary course matters will not have a material adverse effect on our business, condensed consolidated operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

9. Convertible Preferred Shares and Convertible Debt

On March 18, 2025, the Company filed a Certificate of Designation, Preferences and Rights of the Series B Preferred Stock (the “Series B Certificate of Designation”) authorizing the Company to issue up to 1,000,000 shares of authorized undesignated preferred stock as shares of Series B Preferred stock, par value $0.01 per share (the “Series B Preferred Stock”). At the Company’s annual meeting of stockholders held on June 11, 2025 (the “Annual Meeting”), the Company’s stockholders approved an amendment and restatement of the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) in the form of the Amended and Restated Certificate of Incorporation (the “Restated Charter”) which, among other matters, authorized 1,000,000 shares are designated as Series B Preferred Stock and 1,000,000 shares of undesignated preferred stock, for a total of 2,000,000 shares of preferred stock and reestablished the designations, powers, preferences and relative and other special rights and the qualifications, limitations and restrictions of the preferred stock, including the Company's Series B Preferred Stock, which, with respect to the Series B Preferred Stock and except as noted in the Company's definitive proxy statement filed with the SEC on April 28, 2025 as supplemented by its definitive additional materials filed with the SEC on May 20, 2025 and June 2, 2025, are substantially the same rights for the Series B Preferred Stock as are provided for pursuant to the Series B Certificate of Designation. Following the stockholders’ approval of the form of Restated Charter, the Company filed the Restated Charter with the Secretary of State of the State of Delaware on June 11, 2025. Also, with the approval of the Restated Charter, certain provisions related to the Series B Preferred Stock were revised, allowing the Series B Preferred Stock to now meet the definition of permanent equity from an accounting perspective. As a result, Company reclassified the Series B Preferred Stock from mezzanine equity to permanent equity in the second fiscal quarter of 2025.

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

Concurrently with the purchase of the shares of Series B Preferred Stock and the Initial Novel Note, the Company also entered into an Investor Rights Agreement and an amendment to the Investor Rights Agreement (together, the “Rights Agreement”) with Novel, pursuant to which the Company has agreed to, among other matters, grant Novel certain rights, including: (i) registration rights and indemnification obligations related thereto; (ii) subject to certain restrictions (including satisfying certain beneficial ownership thresholds), the right to appoint and maintain two individuals to the Company’s board of directors; and (iii) the right to approve certain corporate actions of the Company.

The Initial Novel Note has a 36-month term and will bear interest at 12% per annum. Interest on the Initial Novel Note will be payable quarterly on the first business day of each calendar quarter, beginning on July 1, 2025, in a number of shares of the common stock equal to (i) the accrued and unpaid interest due on the applicable interest payment date divided by (ii) the greater of (a) the average closing price of the common stock for each trading day after March 19, 2025 in the calendar quarter immediately preceding such interest payment date and (b) a price floor of $0.21. The Initial Novel Note is convertible at Novel’s option into shares of the Series B Preferred Stock at an initial conversion price of $10.00, subject to adjustments set forth in the Initial Novel Note. In addition, the Company incurred $0.4 million in debt issuance costs. For the six months ended June 28, 2025, $34 thousand of debt issuance costs were recorded on a straight-line basis over the term of the loan. The accretion of debt issuance costs under that under method is deemed materially consistent with the effective interest rate method.

The following represents the payments of notes payable as of June 28, 2025 (in thousands):

Fiscal Year	Payments
Remainder of 2025 (six months)	$-
2026	-
2027	-
2028	4,000
Total payments	$4,000

In addition to the Initial Novel Note, Novel has the right to purchase additional convertible promissory notes (the “Growth Notes”) in an aggregate principal amount of $10,000,000. The Growth Notes are issuable in three installments, with one third of the aggregate principal amount issuable upon each yearly anniversary after March 19, 2025.

On March 18, 2025, the Company also entered into that certain repayment notice (the “Repayment Notice”) with Lind Global Asset Management IX LLC (“Lind”). Pursuant to the Repayment Notice and upon the subsequent delivery of a cash payment to Lind, the Company thereafter fully discharged its outstanding obligations (other than certain indemnification obligations that survived pursuant to the terms of the Repayment Notice) under that certain Securities Purchase Agreement, dated August 4, 2024, by and between the Company and Lind, and terminated the Senior Convertible Promissory Note, dated August 7, 2024, issued by the Company to Lind thereunder (the “Lind Note”). As a result of the early repayment of the Lind Note on March 19, 2025, the Company recognized a loss of $1.3 million on the extinguishment of the convertible note payable, reflected in the condensed consolidated statements of operations as other expense, net.

10. Stock-Based Compensation

The Company accounts for stock-based compensation granted to employees and directors, including stock option awards, restricted stock and restricted stock units (“RSUs”) in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s service period. The Company recognizes compensation expense on a ratable basis over the requisite service period of the award.

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

2008 Equity Incentive Plan, as amended.

The Company’s stockholders approved an amendment to the Amended and Restated 2008 Equity Incentive Plan (the “Plan”) at the annual stockholders’ meeting in June 2025, which among other things, added 1,000,000 shares to the plan and extended the term of the Plan. The terms of awards granted during the six months ended June 28, 2025 were consistent with those described in the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 28, 2024.

The following table shows stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended June 28, 2025 and June 29, 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Cost of revenues	$21	$73	$39	$133
Research and development	34	52	63	104
Sales and marketing	77	110	143	221
General and administrative	125	184	225	355
Total stock-based compensation expense	$257	$419	$470	$813

Stock-based compensation expense capitalized to inventory was immaterial for the six months ended June 28, 2025 and June 29, 2024.

As of June 28, 2025, there was $1.4 million of total unrecognized compensation cost, net of expected forfeitures, related to non-vested stock-based compensation arrangements. The cost is expected to be recognized over a weighted average period of 2.00 years.

Summary of Stock Options

The following table summarizes stock options information during the six months ended June 28, 2025:

	Number of Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (thousands)
Outstanding as of December 28, 2024	1,692,707	$2.89
Granted	710,805	$0.94
Canceled or forfeited	(181,758)	$3.53
Outstanding as of June 28, 2025	2,221,754	$2.21	$-

The weighted average grant date fair value of the options granted was $0.50 and $1.82 per share for the six months ended June 28, 2025 and June 29, 2024, respectively.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock-based awards (options) with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Average risk free interest rate	3.81%	4.35%	3.83%	4.35%
Expected life (in years)	3.35	4.40	3.46	4.40
Dividend yield	—	—	—	—
Average volatility	74%	77%	77%	77%

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

Information regarding stock options outstanding, vested, expected to vest, and exercisable as of June 28, 2025 is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (thousands)
Options outstanding	2,221,754	$2.21	3.85	$-
Options vested and expected to vest	2,092,168	$2.28	3.74	$-
Options exercisable	1,048,911	$3.09	2.45	$-

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing price as of June 28, 2025, that would have been received by option holders had all option holders exercised their stock options as of that date. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised was immaterial for each of the six months ended June 28, 2025 and June 29, 2024.

Summary of RSUs

Information regarding RSUs activity for the six months ended June 28, 2025 is summarized below:

Number of Shares
Outstanding as of December 28, 2024	615,707
Restricted stock units granted	173,490
Restricted stock units released	(39,996)
Restricted stock units forfeited	(5,000)
Outstanding as of June 28, 2025	744,201

11. Income Taxes

Provision for Income Tax

The Company calculates its interim tax provision in accordance with the provisions of ASC Topic 740-270, Income Taxes; Interim Reporting. For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur. The Company recorded a provision for income tax of $33 thousand and $57 thousand for the six months ended June 28, 2025 and June 29, 2024, respectively.

Deferred Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. As of the second quarter of fiscal year 2025, based on the Company’s recent history of losses and its forecasted losses, management believes it is more likely than not that a full valuation allowance is required. Accordingly, the Company continues to provide a full valuation allowance on its federal and states deferred tax assets.

Uncertain Tax Positions

The Company accounts for its uncertain tax positions in accordance with ASC 740. As of December 28, 2024, the Company had $1.4 million of unrecognized tax benefits, none of the unrecognized tax benefits would result in a change in the Company’s effective tax rate if recognized in future years.

On July 4, 2025, President Trump signed the tax act referred to as The One Big Beautiful Bill (“OBBB”) Act, which includes comprehensive U.S. corporate tax legislation. The legislation includes the permanent extension and modification of provisions originally introduced under the Tax Cuts and Jobs Act of 2017 and the introduction of new provisions. Key provisions include the permanent restoration of bonus depreciation allowances, changes to the limitations on deductibility of business interest expense, and the reintroduction of immediate expensing of U.S./domestic research and development costs. The impact on current and deferred taxes for tax law changes is reported in continuing operations in the interim period that includes the enactment date. The company has done a preliminary analysis of the changes impacting the Company’s business and has determined that the aggregate impact, assuming various state tax legislation conforms to the OBBB, would not have a material impact to the Company due to its valuation allowance. The Company will continue to assess the tax accounting impacts, as well as the various state legislation and conformity rules, as more information becomes available and will record the tax impact, if any, in the third quarter of 2025. The Company is not aware of any other uncertain tax positions that could result in significant additional payments, accruals, or other material deviation in this estimate during the fiscal year.

The Company is subject to United States federal income tax as well as to income taxes in state jurisdictions. The Company’s federal and state income tax returns are open to examination by tax authorities for three years and three to five years, respectively.

12. Computation of Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. Common stock equivalents consist of incremental common shares issuable upon the exercise of stock options, and the release (vesting) of RSUs and awards and are calculated under the treasury stock method. Common stock equivalent shares from unexercised stock options, and unvested RSUs and awards are excluded from the computation for periods in which the Company incurs a net loss or if the exercise price of such options is greater than the average market price of our common stock for the period as their effect would be anti-dilutive. Common stock equivalents consist of incremental common shares issuable upon conversion of convertible debt and preferred shares are calculated under the if-converted method. Common stock equivalent shares from convertible debt and preferred shares are excluded from the computation for periods in which the Company incurs a net loss or if their effect would be anti-dilutive.

For the three months ended June 28, 2025 and June 29, 2024, potential shares from stock options and RSUs totaling 2,350,431 and 2,856,244 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding. For the six months ended June 28, 2025 and June 29, 2024, potential shares from stock options and RSUs totaling 2,999,548 and 2,878,936 shares, respectively, were excluded from the computation of diluted weighted average shares outstanding.

For both the three and six months ended June 28, 2025 and June 29, 2024, potential shares from the conversion of convertible debt and preferred stock totaling 5,000,000 and 0, respectively, were excluded from the computation of diluted weighted average shares outstanding.

A reconciliation of the numerator and denominator of basic and diluted net loss per common share is provided as follows (in thousands except per share data):

	Three Months Ended			Six Months Ended
	June 28, 2025		June 29, 2024	June 28, 2025		June 29, 2024
Numerator:
Net loss	$(994)	$	$(2,679)	$(2,680)	$	$(6,143)
Denominator:
Weighted average shares of common stock (basic)	16,793		16,287	16,760		16,270
Weighted average shares of common stock (diluted)	16,793		16,287	16,760		16,270
Per share data:
Basic net loss per share	$(0.06)	$	$(0.16)	$(0.16)	$	$(0.38)
Diluted net loss per share	$(0.06)	$	$(0.16)	$(0.16)	$	$(0.38)

Additionally, at the Company’s Annual Meeting held on June 11, 2025, the Company’s stockholders approved an amendment and restatement of the Company’s Restated Charter, among other matters, to increase the number of authorized shares of the Company’s common stock from 30,000,000 to 63,500,000 shares.

13. Business Segments

The Company operates in one segment: ophthalmology. The Company develops, manufactures and markets medical devices. Our revenues arise from the sale of consoles, delivery devices, consumables, service, and support activities.

Revenue information shown by product group is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Cyclo G6	$3,294	$3,336	$6,475	$6,289
Retina	8,047	7,295	14,692	14,069
Other(1)	2,230	2,000	4,300	4,034
Total revenues	$13,571	$12,631	$25,467	$24,392

(1) Includes service contract revenues of $0.3 million and $0.1 million, and $0.6 million and $0.4 million recognized during the three and six months ended June 28, 2025 and June 29, 2024, respectively. Includes $0.3 million and $0.7 million recognized revenue related to the exclusive distribution rights during both of the three and six months ended June 28, 2025 and June 29, 2024, respectively. Other also includes revenues from paid service, royalty, freight and legacy G probes.

Revenue information shown by geographic region, based on the sales destination, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
United States	$5,760	$5,598	$11,043	$10,919
Europe, Middle East and Africa	3,653	2,667	6,514	6,365
Asia/Pacific Rim	3,675	3,597	7,035	6,042
Americas, excluding the U.S.	483	769	875	1,066
	$13,571	$12,631	$25,467	$24,392

Revenues are attributed to countries based on the location of end customers.

Other than the United States, China and the Netherlands accounted for at least 10% of the Company’s revenues during the three months ended June 28, 2025, representing 15% and 12%, respectively, and each representing 12% for the six months ended June 28, 2025. Other than the United States, the Netherlands accounted for at least 10% of the Company’s revenues during the three and six months ended June 29, 2024, representing 12% and 14.5%, respectively. The United States accounted for 42.4% and 44.3% of revenues for the three months ended June 28, 2025 and June 29, 2024, respectively, and 43.4% and 44.8% for the six months ended June 28, 2025 and June 29, 2024, respectively.

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

Cost of revenues consists primarily of our direct manufacturing costs which include the cost of components and sub-systems, assembling, packaging, shipping and testing components at our facility, direct labor and associated overhead, warranty, royalty and amortization of intangible assets and depot service costs. For certain of the Company's products, the Company responsible for the cost of the fully assembled product that is manufactured by a third-party.

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

Impact of Macroeconomic Conditions to our Business

Current macroeconomic conditions exhibit challenges that can affect capital equipment purchasing demand and timing, including recessionary fears, inflation concerns, tariffs and retaliatory responses, trade wars, heightened interest rates as a result of government actions to combat inflation, and uncertainty in the global banking and financial services market, as well as other geopolitical developments, have impacted and may continue to impact business spending and the economy as a whole. As a result, the Company has seen customers extend purchase decision cycles. If the U.S. dollar strengthens again, the Company could experience some demand softness due to pricing effects from the strength of the U.S. dollar.

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

Results of Operations

The following table sets forth certain operating data as a percentage of revenues:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	65.5%	59.3%	61.8%	60.7%
Gross margin	34.5%	40.7%	38.2%	39.3%
Operating expenses:
Research and development	6.4%	11.9%	6.9%	12.5%
Sales and marketing	18.7%	27.6%	19.6%	29.7%
General and administrative	16.3%	22.0%	16.3%	21.5%
Total operating expenses	41.4%	61.5%	42.8%	63.7%
Loss from operations	(6.9%)	(20.8%)	(4.6%)	(24.4%)
Other expense, net	(0.2%)	(0.2%)	(5.9%)	(0.6%)
Loss from operations before provision for income taxes	(7.1%)	(21.0%)	(10.5%)	(25.0%)
Provision for income taxes	0.2%	0.2%	0.1%	0.2%
Net loss	(7.3%)	(21.2%)	(10.6%)	(25.2%)

The following comparisons are between the three months ended June 28, 2025 and June 29, 2024 (in thousands):

Revenues

	Three Months Ended		Change in $	Change in %
	June 28, 2025	June 29, 2024
Cyclo G6	$3,294	$3,336	$(42)	(1.3%)
Retina	8,047	7,295	752	10.3%
Other	2,230	2,000	230	11.5%
Total revenues	$13,571	$12,631	$940	7.4%

Our total revenues increased by $0.9 million, or 7.4%, from $12.6 million to $13.6 million. The increase was driven by an increase in our retina product group and in services and other revenue, partially offset by a decrease in our glaucoma product group.

While we believe that the market for our products remains strong, the overall capital expenditure landscape within hospitals, surgical centers and physician offices may continue to be negatively impacted by persistent macroeconomic concerns, including those from ongoing geopolitical uncertainty, tariffs and trade wars.

Gross Profit and Gross Margin

Gross profit decreased $0.4 million, or 8.8% from $5.1 million to $4.7 million. Gross margin decreased by 6.2% from 40.7% to 34.5%. The decrease in gross margin was driven primarily by an increase in overall manufacturing costs, product mix weighing toward capital system sales and geographic mix weighting toward international sales, partially offset by increases in average selling prices.

Gross margins may fluctuate due to changes in the relative proportion of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes, responses to the evolving macroeconomic and geopolitical uncertainty, including tariffs and trade wars, and other factors.

Research and Development

Research and development expenses decreased by $0.6 million, or 42% from $1.5 million to $0.9 million. The decrease was related to our cost savings measures we implemented, resulting in lower headcount expenses. Spending on investment in new and expanded products was also curtailed.

Sales and Marketing

Sales and marketing expenses decreased $1.0 million, or 27.3%, from $3.5 million to $2.5 million. The decrease was related to our cost savings measures, resulting in lower headcount expenses, consulting expenses, travel expenses, tradeshows and public relations expenses, and clinical studies expenses.

General and Administrative

General and administrative expenses decreased by $0.6 million, or 20.4% from $2.8 million to $2.2 million. The decrease was a primarily due to a decrease in consulting costs and deal related legal expenses.

Other Expense, Net

Other expense, net was $33 thousand for the three months ended June 28, 2025 compared to other expense, net, of $22 thousand for the three months ended June 29, 2024. Other expense, net, consisted primarily of interest income or expense and foreign currency gain or loss.

Income Taxes

The Company recorded an income tax provision of $21 thousand and $19 thousand for the three months ended June 28, 2025 and June 29, 2024, respectively.

The following comparisons are between the six months ended June 28, 2025 and June 29, 2024 (in thousands):

Revenues

	Six Months Ended		Change in $	Change in %
	June 28, 2025	June 29, 2024
Cyclo G6	$6,475	$6,289	$186	3.0%
Retina	14,692	14,069	623	4.4%
Other	4,300	4,034	266	6.6%
Total revenues	$25,467	$24,392	$1,075	4.4%

Our total revenues increased by $1.1 million, or 4.4%, from $24.4 million to $25.5 million. All of our product groups increased, with the retina product group seeing the largest increase.

While we believe that the market for our products remains strong, the overall capital expenditure landscape within hospitals, surgical centers and physician offices may continue to be negatively impacted by persistent macroeconomic concerns discussed above.

Gross Profit and Gross Margin

Gross profit increased $0.1 million, or 1.5%, from $9.6 million to $9.7 million. Gross margin decreased by 1.1% from 39.3% to 38.2%. The decrease in gross margin was driven primarily by an increase in overall manufacturing costs, product mix weighing toward capital system sales and geographic mix weighting toward international sales, partially offset by increases in average selling prices.

Gross margins may fluctuate due to changes in the relative proportion of domestic and international sales, the product mix of sales, introduction of new products, manufacturing variances, total unit volume changes, responses to the evolving macroeconomic and geopolitical uncertainty, including tariffs and trade wars, and other factors.

Research and Development

Research and development expenses decreased by $1.3 million, or 42.5%, from $3.0 million to $1.7 million. The decrease was related to our cost savings measures we implemented, resulting in lower headcount expenses. Spending on investment in new and expanded products was also curtailed.

Sales and Marketing

Sales and marketing expenses decreased by $2.2 million, or 31.0%, from $7.2 million to $5.0 million. The decrease was related to our cost savings measures, resulting in lower headcount expenses, consulting expenses, travel expenses, tradeshows and public relations expenses, and clinical studies expenses.

General and Administrative

General and administrative expenses decreased by $1.2 million, or 21.1%, from $5.3 million to $4.1 million. The decrease was a primarily due to a decrease in consulting costs and deal related legal expenses.

Other Expense, Net

Other expense, net, was $1.5 million for the six months ended June 28, 2025, driven primarily by the costs associated with the settlement of the Lind Note. Other expense, net, was $0.2 million for the six months ended June 29, 2024, consisting primarily of interest and amortization of loan expenses related to the Lind Note transaction.

Income Taxes

The Company recorded an income tax provision of $33 thousand and $57 thousand for the six months ended June 28, 2025 and June 29, 2024, respectively.

Liquidity, Capital Resources and Management Plans

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing or to raise capital.

As of June 28, 2025, the Company had cash and cash equivalents of $6.8 million and working capital of $13.2 million compared to cash and cash equivalents of $2.4 million and working capital of $7.0 million as of December 28, 2024.

Net cash used in operating activities was $1.5 million in the six months ended June 28, 2025 compared to net cash used in operating activities of $3.0 million in the six months ended June 29, 2024. The decrease in net cash used in operating activities was primarily due to reduction in net loss and reduction in inventory, offset by decreases in collections of accounts receivable and a paydown of liabilities.

For the six months ended June 28, 2025 and June 29, 2024, net cash used in investing activities was $24 thousand and $3 thousand, respectively, which consisted of capital expenditures.

For the six months ended June 28, 2025, net cash provided by financing activities was $6.0 million. The Company received $10 million in issuance of convertible preferred shares and convertible debt, offset by $4.0 million in early prepayment of convertible debt and taxes paid related to net share settlements of equity awards. For the six months ended June 29, 2024, no net cash was used in financing activities.

The Company has historically funded our operations primarily through sales of our products to customers, sales of our common stock and borrowing arrangements. As of June 28, 2025, our principal sources of liquidity consisted of cash and cash equivalents of $6.8 million. The Company has incurred net losses over the last several years, and as of June 28, 2025, have an accumulated deficit of approximately $90.7 million.

On March 19, 2025, the Company entered into the Novel Securities Agreement and the Novel Note Purchase Agreement with Novel. Pursuant to the Novel Securities Agreement and the Novel Note Purchase Agreement, Novel has the right to purchase additional convertible promissory notes (the “Growth Notes”) in an aggregate principal amount of $10,000,000. The Growth Notes are issuable in three installments, with one third of the aggregate principal amount issuable upon each yearly anniversary after March 19, 2025.

The Company believes its existing cash and cash equivalents will be sufficient to meet its anticipated cash needs over the next 12 months. The Company's future capital requirements will depend on many factors, including its growth rate, the timing and extent of its spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced products and its costs to implement new manufacturing technologies. Any debt financing obtained by the Company in the future could also involve restrictive covenants relating to its capital-raising activities and other financial and operational matters, which may make it more difficult for the Company to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if the Company raises additional funds through further issuances of equity, its existing stockholders could suffer significant dilution in their percentage ownership of the Company, and any new equity securities the Company issue could have rights, preferences and privileges senior to those of holders of our common stock.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, the Company is not required to provide the information called for by this Item.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 28, 2025. Based on the foregoing, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers.

During the three months ended June 28, 2025, the Company did not adopt or terminate, and no directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Exhibit Title	Form	Filing No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation filed on June 11, 2025.	8-K	000-27598	3.1	June 13, 2025

4.1	Amendment No. 1 to Investor Rights Agreement, by and between the Registrant and Novel Inspiration International Co., Ltd., executed on May 20, 2025.	8-K	000-27598	4.1	May 22. 2025

10.1*	IRIDEX Corporation 2008 Equity Incentive Plan, as amended.	8-K	000-27598	10.1	June 13, 2025

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.					X

104	Cover Page formatted as Inline XBRL and contained in Exhibit 101					X

*Indicates a management contract or compensatory plan or arrangement.

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

IRIDEX Corporation

Date: August 12, 2025	By:	/s/ PATRICK MERCER
		Name:	Patrick Mercer
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2025	By:	/s/ ROMEO R. DIZON
		Name:	Romeo R. Dizon
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)